Form 10-Q
period 1995-03-31
FOSTER L B CO
filed 1995-05-12
CIK 352825

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

 For Quarter Ended    March 31, 1995

 Commission File Number    0-10436

                            L. B. Foster Company
          (Exact name of registrant as specified in its charter)

                                  Delaware
                          (State of Incorporation)

                               25-1324733
                    (I.R.S. Employer Identification No.)

                 415 Holiday Drive, Pittsburgh, Pennsylvania
                  (Address of principal executive offices)

                                  15220
                                (Zip Code)

                              (412) 928-3400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                               No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

        Class                               Outstanding at May 10, 1995

Class A Common Stock, Par Value $.01            9,922,738 Shares

                   L. B. FOSTER COMPANY AND SUBSIDIARIES

                                  INDEX


PART I. Financial Information                                   Page

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets              2

               Condensed Consolidated Statements of Income        3

               Condensed Consolidated Statements of Cash Flows    4

               Notes to Condensed Consolidated
               Financial Statements                               5

	   Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations      7


PART II. Other Information

    Item 1.    Legal Proceedings                                10

    Item 6.    Exhibits and Reports on Form 8-K                 10


Signature                                                       13

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     L. B. FOSTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In Thousands)

                                                March 31,     December 31,
                                                  1995             1994
ASSETS
Current Assets:
  Cash and cash equivalents                      $1,106            $1,180
  Accounts and notes receivable (Note 3):
    Trade                                        44,117            46,257
    Other                                           127               164
                                                 44,244            46,421
  Inventories (Note 4)                           48,415            43,651
  Current deferred tax assets                       613               897
  Other current assets                              529               666
    Total current assets                         94,907            92,815

Property, Plant & Equipment-At Cost              55,340            55,118
Less Accumulated Depreciation                   (31,976)          (31,751)
                                                 23,364            23,367
Property Held for Resale                          2,458             2,459
Deferred Tax Assets                               1,428             1,428
Other Assets                                      2,591             2,516

TOTAL ASSETS                                   $124,748          $122,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt             $794              $798
  Short-term borrowings (Note 5)                 14,120            13,920
  Accounts payable                               22,644            19,775
  Accrued payroll and employee benefits
    payable                                       1,918             2,524
  Other current liabilities                       2,750             3,279
    Total current liabilities                    42,226            40,296

Long-Term Debt                                   22,174            22,377
Other Long-Term Liabilities                       1,627             1,593

Stockholders' Equity:
  Class A Common stock                              102               102
  Paid-in capital                                35,118            35,118
  Retained earnings                              24,058            23,656
  Treasury stock                                   (557)             (557)
    Total stockholders' equity                   58,721            58,319

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                          $124,748          $122,585

See Notes to Condensed Consolidated Financial Statements.

                  L. B. FOSTER COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands, Except Per Share Amounts)

                                                     Three Months
                                                         Ended
                                                       March 31,

                                                 1995          1994

Net Sales                                        $55,456       $45,045

Costs and Expenses:
   Cost of Goods Sold                             49,032        40,214
   Selling and Administrative Expenses             5,221         4,936
   Interest Expense                                  580           458
   Other Expense (Income)                             13          (122)
                                                  54,846        45,486

Income Before Income Taxes                           610          (441)

Income Taxes (Benefit)                               208          (150)

Net Income (Loss)                                   $402         ($291)


Earnings (Loss) Per Common Share (Note 6)          $0.04        ($0.03)

Average Number of Common
   Shares Outstanding                              9,923         9,923

Cash Dividend per Common Share                         0             0


See Notes to Condensed Consolidated Financial Statements.

                   L. B. FOSTER COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                                          Three Months
                                                         Ended March 31,
                                                     1995              1994
Cash Flows from Operating Activities:
    Net Income (Loss)                                 $402             ($291)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided (Used) by Operating Activities:
    Deferred income taxes                              284                 0
    Depreciation and amortization                      649               690
    Gain on sale of property, plant and equipment      (46)             (190)
 Change in Operating Assets and Liabilities:
    Accounts receivable                              2,177             1,641
    Inventories                                     (4,785)            1,440
    Other current assets                               137              (152)
    Other non-current assets                           (80)               (5)
    Accounts payable-trade                           2,869            (4,985)
    Accrued payroll and employee benefits             (606)               10
    Other current liabilities                         (529)             (917)
    Other liabilities                                   34                75
  Net Cash Provided (Used) by Operating Activities     506            (2,684)

Cash Flows from Investing Activities:
    Proceeds from sale of property, plant and
    equipment                                          182               302
    Capital expenditures on property, plant and
    equipment                                         (755)             (384)
  Net Cash Used by Investing Activities               (573)              (82)

Cash Flows from Financing Activities:
    Proceeds from issuance of revolving credit
    agreement borrowings                               200             3,233
    Repayments of long-term debt                      (207)             (182)
  Net Cash (Used) Provided by Financing Activities      (7)            3,051

Net Decrease (Increase) in Cash and Cash Equivalents   (74)              285

Cash and Cash Equivalents at Beginning of Period     1,180             1,213

Cash and Cash Equivalents at End of Period           1,106             1,498

Supplemental Disclosures of Cash Flow Information:

    Interest Paid                                     $583             $503

    Income Taxes Paid                                  $30               $4

During 1994, the Company financed the purchase of certain capital expenditures totaling $111,000 through the issuance of capital leases.

See Notes to Condensed Consolidated Financial Statements.

                    L. B. FOSTER COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2. ACCOUNTING PRINCIPLES

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement is effective for fiscal years beginning after December 15, 1995, although earlier application is permitted. Management has not yet determined the impact the statement will have on the Company's financial statements.

3. ACCOUNTS RECEIVABLE

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 1995 and December 31, 1994 have been reduced by an allowance for doubtful accounts of $1,676,000 and $1,615,000, respectively. Bad debt expense was $67,000 and $79,000 for the three month periods ended March 31, 1995 and 1994, respectively.



4. INVENTORIES

Inventories of the Company at March 31, 1995 and December 31,
1994 are summarized as follows
 (in thousands):

                                             March 31,        December 31,
                                               1995               1994
     Finished goods                            $34,136           $28,495
     Work-in-process                            14,067            14,242
     Raw materials                               2,419             2,971

     Total inventories at current costs:        50,622            45,708
    (Less):
          Current costs over LIFO
             stated values                      (1,607)           (1,457)
          Reserve for decline in
             market value of inventories          (600)             (600)

                                               $48,415           $43,651

Inventories of the Company are generally valued at the lower of last-in, first-out (LIFO) cost or market. Other inventories of the Company are valued at average cost or market, whichever is lower. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end levels and costs.

5. SHORT-TERM BORROWINGS

In May 1995, the Company's revolving loan agreement was amended to increase the borrowing commitment by $5,000,000 to $45,000,000. The increased borrowing commitment is effective until October 31, 1995.

6. EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of Class A common shares and common stock equivalents outstanding during the periods March 31, 1995 and 1994 of approximately 9,923,000. Common stock equivalents are the net additional number of shares which would be issuable upon the exercise of the outstanding common stock options, assuming that the Company used the proceeds to purchase additional shares at market value. Common stock equivalents had no material effect on the computation of earnings per share for the periods ending March 31, 1995 and 1994.

7. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial position, competitive position, or capital expenditures of the Company. However, the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings.

In March 1994, Livermore Amador Valley Wastewater Management Agency ("LAVWMA") notified the Company that it had supplied LAVWMA with pipe for a pipeline constructed between 1978 and 1979, and alleged that a substantial portion of the interior lining of the pipe had delaminated. On August 26, 1994, LAVWMA filed suit against the Company in Superior Court of California, Eastern District of the County of Alameda and alleged that the Company is liable under theories of negligence and strict liability for the cost of repairing or replacing the pipe and punitive damages. LAVWMA contends that the cost of repairing and/or replacing the pipeline will be between $10 million and
$30 million.   The Company subsequently removed the case to the
United States District Court in the Northern District of California. Although no assurances can be given, the Company believes it has meritorious defenses to this action and will defend itself vigorously.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

At March 31, 1995, the Company had outstanding letters of credit of approximately $2,248,000.

     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

Results of Operations
                                                       Three Months Ended
                                                            March 31,
                                                       1995          1994
                                                      (Dollars in thousands)
  	Net Sales:
  	  Rail Products                                      $21,130       $17,414
     Construction Products                               19,215        13,950
     Tubular Products                                    15,111        13,681
         Total Net Sales                                $55,456       $45,045

  Gross Profit
     Rail Products                                      $ 2,751       $ 2,395
     Construction Products                                2,125         1,546
     Tubular Products                                     1,548           890
         Total Gross Profit                               6,424         4,831

  Expenses:
     Selling and administrative expenses                  5,221         4,936
     Interest expense                                       580           458
     Other (income) expense                                  13          (122)
         Total Expenses                                   5,814         5,272

  Income Before Income Taxes                                610          (441)
  Income Tax Expense (Benefit)                              208          (150)
  Net Income (Loss)                                     $   402       $  (291)


First Quarter 1995 Results of Operations

The net income for the 1995 first quarter was $0.4 million or $0.04 per share. This compares to a 1994 first quarter net loss of $0.03 million or $0.03 per share. Last year's first quarter results were adversely impacted by severe winter weather.

Net sales in 1995 were $55.5 million or 23% higher than the comparable period in 1994. Rail products' net sales of $21.1 million increased 21% from the comparable period last year principally as a result of higher billings for used rail products. Tubular products' net sales were $15.1 million or 10% higher than in 1994. An increase in the sales of coated pipe products more than offset a decline in warehouse pipe sales. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the Company in the 1995 first quarter increased to 12% versus 11% in the 1994 quarter. Rail products' gross margin percentage declined to 13% from 14% in the year earlier quarter due primarily to lower margins on used rail and transit products. Construction products' gross margin of 11% was unchanged from the comparable period in 1994. The gross margin percentage for the Company's tubular products segment increased to 10% from 7% in 1994. This improvement was due to increased pipe coating volume.

Selling and administrative expenses increased 6% in the 1995 first quarter from the same period last year due in part to performance related accruals. Interest expense increased 27% from the first quarter of 1994 as a result of both higher borrowings to finance working capital and higher interest rates.

Liquidity and Capital Resources

The Company's ability to generate internal cash flow ("liquidity") results from the sale of inventory and the collection of accounts receivable. During the first quarter of 1995, the average turnover rates for accounts receivable and inventories were relatively unchanged from the prior year. Working capital at March 31, 1995 was $52.7 million compared to $52.5 million at December 31, 1994.

During the first quarter of 1995, the Company had capital expenditures of $0.8 million, the majority of which was for the Newport pipe coating facility. Capital expenditures in 1995 are expected to be approximately $6 million. Capital expenditures are anticipated to be funded by cash flows from operations, the proceeds from capital leases and the normal disposition of used rental pool assets.

Total revolving credit agreement borrowings at March 31, 1995 were $34.1 million or relatively unchanged from the end of 1994. At March 31, 1995, the Company had approximately $5.9 million in unused borrowing commitment of which $3.6 million was
available.   Management believes its internal and external
sources of funds are adequate to meet anticipated needs.


Other Matters

Management continues to evaluate the overall performance and return of each of the Company's operations. The operating results of certain tubular business units have been disappointing. While some progress has been made, the Company continues to review its alternatives to improve the profitability of these units or to dispose of them.

In March 1994, Livermore Amador Valley Wastewater Management Agency ("LAVWMA") notified the Company that it had supplied LAVWMA with pipe for a pipeline constructed between 1978 and 1979, and alleged that a substantial portion of the interior lining of the pipe had delaminated. In August 1994, LAVWMA filed suit against the Company in Superior Court of California, Eastern District of the County of Alameda and alleged that the Company is liable under theories of negligence and strict liability for the cost of repairing or replacing the pipe and punitive damages. LAVWMA contends that the cost of repairing and/or replacing the pipeline will be between $10 million and
$30 million.   The Company subsequently removed the case to the
United States District Court in the Northern District of California. Although no assurances can be given, the Company believes it has meritorious defenses to this action and will defend itself vigorously.

The Company is responsible for certain waste previously generated at its former tie treating facility in Winslow, Indiana. Recent test results performed for the Company indicate possible contamination and additional testing is required.

Until such testing is completed, the Company can not determine what additional actions, if any, may be necessary. Although no assurances can be given, the Company believes that additional costs will not be material.

It is not possible to quantify with certainty the potential impact of all actions regarding environmental matters, particularly future remediation and other compliance efforts. However, in the opinion of management, compliance with present environmental protection laws will not have a material adverse effect on the financial position of the Company. The Company's efforts to comply with increasingly stringent environmental matters may have an adverse effect on the Company's future earnings.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement is effective for fiscal years beginning after December 15, 1995, although earlier application is permitted. Management has not yet determined the impact the statement will have on the Company's financial statements.

Outlook

The Company's future operating results may be affected by a number of factors. The Company is dependent upon a number of major suppliers. If a supplier had operational problems or ceased making material available to the Company, operations could be adversely affected. The Company's operations are in part dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, governmental actions concerning taxation, tariffs, the environment or other matters could impact the operating results of the Company. The Company's operations results may also be affected by the weather.

Although backlog is not necessarily indicative of future operating results, total Company backlog at March 31, 1995, was approximately $107 million or 32% higher than at the end of the previous year. At March 31, 1995, backlog for the Company's rail products segment increased to $59 million from $48 million at the end of the previous year. The increase was principally from municipal transit projects. Construction products' backlog was $30 million at March 31, 1995, and $19 million at December 31, 1994. The increase was principally in piling products. Tubular products' backlog improved to $18 million at March 31, 1995, from $15 million at the end of the previous year due to an increase in orders for coated pipe products.

                         PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

           See Note 5, "Commitments and Contingent Liabilities", to the Condensed Consolidated Financial Statements.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  EXHIBITS
         Unless marked by an asterisk, all exhibits are incorporated herein by reference:

     3.1 Restated Certificate of Incorporation as amended to date filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1987.

     3.2        Bylaws of the Registrant, as amended to date, filed as
                Exhibit  3.2 to Form 10-K for the year ended December 31,
                1993.

     4.1 Loan Agreement by and among the Registrant and Mellon Bank, N.A., Continental Bank, N.A. and Philadelphia National Bank dated as of February 15, 1990, filed as Exhibit 4.1 to Form
	               10-K for the year ended December 31, 1989.

     4.1.1 First Amendment to Loan Agreement dated as of November 27, 1990 and filed as Exhibit 4.1.1 to Form 10-K for the year ended December 31, 1990.

     4.1.2 Second Amendment to Loan Agreement dated as of May 22, 1991 and filed as Exhibit 4.1.2 or Form 10-Q for the quarter ended June 30, 1991.

     4.1.3 Assignment and Assumption Agreement by and among the Registrant, Continental Bank, N.A. and NBD Bank, N.A. dated as of May 22, 1991 and filed as Exhibit 4.1.3 to Form
                10-Q for the quarter ended June 30, 1991.

     4.1.4 Third Amendment to Loan Agreement dated as of December 31, 1991, filed as Exhibit 4.1.4 to Form 10-K for the year ended December 31, 1991.

     4.1.5 Security Agreement by and among the Registrant and Mellon Bank, N.A., NBD Bank, N.A., and Philadelphia National Bank dated as of January 29, 1992, filed as Exhibit 4.1.5 to Form 10-K for the year ended December 31, 1991.

     4.1.6 Fourth Amendment to Loan Agreement dated as of May 11, 1992, filed as Exhibit 4.1.6 to Form 10-Q for the quarter ended June 30, 1992.

     4.1.7 Security Agreement by and among Allegheny Rail Products, Inc. and Mellon Bank, N. A., NBD Bank, N. A., and Core States Bank, N. A. dated as of May 11, 1992, filed as
                Exhibit 4.1.7 to Form 10-Q for the quarter ended June 30,
	               1992.

     4.1.8 Fifth Amendment to Loan Agreement dated as of September 25, 1992, filed as Exhibit 4.1.8 to Form 10-Q for the
                quarter	ended September 30, 1992.

     4.1.9 Sixth Amendment to Loan Agreement dated as of April 30, 1993, filed as Exhibit 4.1.9 to Form 10-Q for the quarter ended March 31, 1993.

     4.1.10 Seventh Amendment to Loan Agreement dated as of December 31, 1993, filed as Exhibit 4.1.10 to Form 10-K for the year ended December 31, 1993.

     4.1.11     Eighth Amendment to Loan Agreement dated as of
                February 22, 1995, filed as Exhibit 4.1.11 to Form 10-K for the year ended December 31, 1994.

 *   4.1.12     Ninth Amendment to Loan Agreement dated as of May 3, 1995.

    10.15 Lease between the Registrant and Amax, Inc. for manufacturing facility at Parkersburg, West Virginia, dated as of October 19, 1978, filed as Exhibit 10.15 to Registration Statement No. 2-72051.

    10.16 Lease between Registrant and Greentree Building Associates for Headquarters office, dated as of June 9, 1986, as amended to date, filed as Exhibit 10.16 to Form
                10-K for the year ended December 31, 1988.

   10.16.1 Amendment dated June 19, 1990 to lease between Registrant and Greentree Building Associates, filed as Exhibit
                10.16.1 to Form 10-Q for the quarter ended June
                30, 1990.

   10.19 Lease between the Registrant and American Cast Iron Pipe Company for Pipe Coating Facility in Birmingham,
                Alabama dated December 11, 1991 and filed as Exhibit
                10.19 to Form 10-K for the year ended December 31, 1991.

   10.33.2 Amended and Restated 1985 Long-Term Incentive Plan, as amended and restated March 2, 1994 and filed as Exhibit
                10.33.2 to Form 10-K for the year ended December 31, 1993. **

   10.44        Amended Agreement between the Registrant and James W.
                Wilcock dated as of February 19, 1991 and filed as
                Exhibit 10.44 to Form 10-K for the year ended
                December 31, 1990.  **

   10.45        Medical Reimbursement Plan filed as Exhibit 10.45 to Form
	               10-K for the year ended December 31, 1992.  **

   10.46        Leased Vehicle Plan as amended to date. Filed as Exhibit
                10.46 to Form 10-K for the year ended December 31, 1993.  **

   10.49        Lease agreement between Newport Steel Corporation and L. B.
                Foster Company dated as of October 12, 1994 and filed as
                Exhibit 10.49 to Form 10-Q for the quarter ended September 30, 1994.

   10.50        L. B. Foster Company 1995 Incentive Compensation Plan.
	               Filed as Exhibit 10.50 to Form 10-K for the year ended
                December 31, 1995.  **

   10.51        Supplemental Executive Retirement Plan.  Filed as Exhibit
                10.51 to Form 10-K for the year ended December 31, 1994. **

     19         Exhibits marked with an asterisk are filed herewith.

     ** Identified management contract or compensatory plan or arrangement required to be filed as an exhibit.

     b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the three month period ended March 31, 1995.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         L. B. FOSTER COMPANY
                                             (Registrant)



Date:   May 11, 1995                     By    /Roger F. Nejes/
            	                                  Roger F. Nejes
                                               Sr. Vice President-
                                               Finance and Administration
                                               & Chief Financial Officer
                                               (Principal Financial Officer
                                               and Duly Authorized Officer
                                               of Registrant)