Form 10-Q
period 1995-06-30
FOSTER L B CO
filed 1995-08-10
CIK 352825

                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               Form 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      For Quarter Ended    June 30, 1995
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

Yes    X   	No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

        Class				                        Outstanding at August 9, 1995

Class A Common Stock, Par Value $.01           9,932,738 Shares

                L. B. FOSTER COMPANY AND SUBSIDIARIES

                                INDEX

PART I. Financial Information								                           Page

  	Item 1.	   Financial Statements:

             	Condensed Consolidated Balance Sheets        		     2

            		Condensed Consolidated Statements of Income		       3

            		Condensed Consolidated Statements of Cash Flows		   4

            		Notes to Condensed Consolidated
            		Financial Statements	   					                       5

  	Item 2.   	Management's Discussion and Analysis of
             	Financial Condition and Results of Operations		     7


PART II. Other Information

  	Item 1. 	  Legal Proceedings	 						                          11

  	Item 4.   	Results of Votes of Security Holders	           		 11

  	Item 6.   	Exhibits and Reports on Form 8-K	 			              11


Signature											                                             14

                     PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  L. B. FOSTER COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

         		     			            											     June 30,  	   December 31,
                                          	      1995		          1994
ASSETS
Current Assets:
  Cash and cash equivalents				                 $1,259		          $1,180
  Accounts and notes receivable (Note 3):
    Trade							                                57,163	          	46,257
    Other	    						                                 9		             164
                                						    	  	  57,172          		46,421
  Inventories (Note 4)	 				                    48,947		          43,651
  Current deferred tax assets	 			                 866		             897
  Other current assets					                        715		             666
    Total current assets	 			                  108,959          		92,815

 	Property, Plant & Equipment-At Cost		         58,377	           55,118
  Less Accumulated Depreciation			             (33,207)	         (31,751)
                                                25,170		          23,367
  Property Held for Resale	 			                  2,108		           2,459
  Deferred Tax Assets					                       1,428		           1,428
 	Other Assets						                             2,564		           2,516

  TOTAL ASSETS					                           $140,229	         $122,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt		        $1,114		            $798
  Short-term borrowings	(Note 5)			             18,160		          13,920
  Accounts payable					                         25,015		          19,775
  Accrued payroll and employee benefits
    payable	                                     2,021		           2,524
  Other current liabilities				                  2,724		           3,279
    Total current liabilities				               49,034	          	40,296

Long-Term Debt 						                           29,066	          	22,377
	Other Long-Term Liabilities				                 1,684		           1,593

Stockholders' Equity:
  Class A Common stock                   					     102		             102
  Paid-in capital						                         35,118		          35,118
  Retained earnings					                        25,782	          	23,656
  Treasury stock						                            (557)		           (557)
    Total stockholders' equity			               60,445		          58,319

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY					                    $140,229	         $122,585

See Notes to Condensed Consolidated Financial Statements.

                     L. B. FOSTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                  	    Three Months			       Six Months
                                   			     Ended				           Ended
                               	 	        June 30,            June 30,
                                						1995     	1994       1995      1994
Net Sales			                      	$72,564   	$60,670	   $128,020  	$105,715

Costs and Expenses:
   Cost of Goods Sold		             64,816  	  53,609  	  113,848 	   93,823
   Selling and Admin-
    	istrative Expenses	             5,741	     5,248	     10,962	    10,184
   Interest Expense		                  756	       430	      1,336	       888
   Other Expense (Income) 	           (265)	      (71) 	     (252)	     (193)
                              					 71,048	    59,216	    125,894	   104,702

Income Before Income Taxes      	    1,516	     1,454	      2,126	     1,013

Income Taxes (Benefit)        		      (208)	      251		         0	       101

Net Income           		             $1,724	    $1,203	     $2,126       $912


Earnings Per Common
 	Share (Note 6)		                   $0.17      $0.12	      $0.21	     $0.09

Average Number of Common
  Shares Outstanding             		  9,923	     9,923	      9,923	     9,923

Cash Dividend per Common Share         -		         -		        -          -


See Notes to Condensed Consolidated Financial Statements.

                  L. B. FOSTER COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)

                                            				        	Six Months
                                 									             Ended June 30,
                                  									          1995	        1994
Cash Flows from Operating Activities:
    Net Income      						                          $2,126	        $912

Adjustments to Reconcile Net Income to Net
Cash Used by Operating Activities:
    Depreciation and amortization				                1,578	       1,409
    Gain on sale of property, plant and equipment	    (164)	       (331)

  Change in Operating Assets and Liabilities:
    Accounts receivable						                      (10,751)	    (10,583)
    Inventories							                              (5,338)	     (2,957)
    Other current asset						                          (49)	        118
    Other non-current assets					                     (128)	        211
    Accounts payable-trade					                      5,240	       7,190
    Accrued payroll and employee benefits			          (503)	        175
    Other current liabilities					                    (524)	       (200)
    Other liabilities						                            	91	         125
  Net Cash Used by Operating Activities			          (8,422)	     (3,931)

Cash Flows from Investing Activities:
    Proceeds from sale of property, plant and
    equipment							                                 2,351	         607
    Capital expenditures on property, plant and
    equipment							                                (2,724)	       (882)
  Net Cash Used by Investing Activities			            (373)	       (275)

Cash Flows from Financing Activities:
    Proceeds from issuance of revolving credit
    agreement borrowings					                        9,240	       4,655
    Repayments of long-term debt				                  (366)	       (372)
  Net Cash Provided by Financing Activities      	   8,874	       4,283

Net Increase in Cash and Cash Equivalents        	      79	          77

Cash and Cash Equivalents at Beginning of Period	    1,180	       1,213

Cash and Cash Equivalents at End of Period		        $1,259	      $1,290

Supplemental Disclosures of Cash Flow Information:

    	Interest Paid						                            $1,444	        $949

    	Income Taxes Paid						                          $132	          $7

During 1995 and 1994, the Company financed the purchase of certain capital expenditures totaling $2,371,000 and $103,000, respectively, through the issuance of capital leases.

See Notes to Condensed Consolidated Financial Statements.

                     L. B. FOSTER COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

3. ACCOUNTS RECEIVABLE

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 1995 and December 31, 1994 have been reduced by an allowance for doubtful accounts of $1,682,000 and $1,615,000, respectively. Bad debt expense was $71,000 and $120,000 for the six month periods ended June 30, 1995 and 1994, respectively.

4. INVENTORIES

Inventories of the Company at June 30, 1995 and December 31,
1994 are summarized as follows (in thousands):

                 	  					                   June 30,	     December 31,
	       					                                 1995           1994
    	 Finished goods				                   	$34,652	      	 $28,495
    	 Work-in-process				 	                  14,174	 	       14,242
    	 Raw materials				                       2,478 	         2,971

   	 Total inventories at current costs:	    51,304	 	       45,708
    	(Less):
       	 Current costs over LIFO
      	    stated values			                  (1,757)	 	      (1,457)
       	 Reserve for decline in
        	  market value of inventories         (600) 	         (600)

                               							      $48,947  	      $43,651

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

6. EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of Class A common shares and common stock equivalents outstanding during the periods June 30, 1995 and 1994 of approximately 9,923,000. Common stock equivalents are the net additional number of shares which would be issuable upon the exercise of the outstanding common stock options, assuming that the Company used the proceeds to purchase additional shares at market value. Common stock equivalents had no material effect on the computation of earnings per share for the periods ending June 30, 1995 and 1994.

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

At June 30, 1995, the Company had outstanding letters of credit of approximately $1,837,000.

        Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Results of Operations
                    	         	Three Months Ended   	  Six Months Ended
                          					     June 30,       		       June 30,
              				   				      1995          1994   	 1995           1994
                    				    	           (Dollars in thousands)
Net Sales:
  Rail products		             $30,263   	 $22,834    $ 51,393	    $ 40,248
  Construction products	 	     25,482      21,078	     44,697	      35,028
  Tubular products	            16,819      16,758      31,930       30,439
      Total Net Sales	       	$72,564     $60,670    $128,020     $105,715
Gross Profit
  Rail products		            	$ 3,623   	 $ 3,403    $  6,373	    $  5,799
  Construction products	  	     2,713       2,331	      4,839	       3,877
  Tubular products		            1,412       1,327       2,960        2,216
     	Total Gross Profit	       7,748       7,061      14,172       11,892

Expenses:
  Selling and administrative
    expenses			                 5,741	      5,248	     10,962	      10,184
  Interest expense		              756	        430	      1,336  	       888
  Other (income) expense	        (265)        (71)       (252)        (193)
    	Total Expenses		           6,232       5,607      12,046       10,879

Income Before Income Taxes	     1,516	      1,454	      2,126	       1,013
Income Tax Expense (Benefit)     (208)        251           0          101
Net Income           	       	$ 1,724     $ 1,203    $  2,126      $   912

Second Quarter 1995 Results of Operations

The net income for the 1995 second quarter was $1.7 million or $0.17 per share. This compares to a 1994 second quarter net income of $1.2 million or $0.12 per share.

Net sales for the 1995 second quarter were $72.6 million or 20% higher than the comparable period in 1994. Rail products' net sales of $30.3 million increased 33% from the comparable period last year, principally as a result of higher billings of new rail and transit products. Construction products' net sales of $25.5 million in the 1995 second quarter were 21% higher than in 1994 due to substantially higher volume for piling products. Tubular products' net sales were unchanged from 1994, with an increase in the sales of coated pipe products offsetting declines in the sales of threaded and Fosterweld pipe products. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the Company in the 1995 second quarter decreased to 11% versus 12% in the 1994 quarter, due primarily to a reduction in rail products gross margin related to lower margins on running rail supply contracts. Construction products' gross margin remained unchanged at 11%. Increased piling gross margin offset startup costs related to the new Ephrata, PA sign structure facility and continued weakness in the Company's pile driving equipment business. The gross margin percentage for the Company's tubular products segment also remained unchanged from the prior year, with margins for coated pipe products improving, and margins for warehouse and threaded pipe products declining.

Selling and administrative expenses increased 9% in the 1995 second quarter from the same period last year due to higher employee benefit costs and performance related accruals. Interest expense increased from the second quarter of 1994 primarily as a result of increased borrowings to finance working capital and higher interest rates. The income tax rate is less than the statutory rate in both 1995 and 1994 as a result of changes in net deferred tax assets.


First Six Months of 1995 Results of Operations

The net income for the first six months of 1995 was $2.1 million or $0.21 per share. This compares to a 1994 first six months net income of $0.9 million or $0.09 per share.

Net sales in 1995 were $128.0 million or 21% higher than in the first half of 1994. Rail products' net sales of $51.4 million increased 28% from the comparable period last year as a result of higher billings in all rail units. Construction products' net sales of $44.7 million also increased 28% in the first six months of 1995 due to substantially higher volume for piling products. Tubular products' net sales were $31.9 million or 5% higher than in 1994. An increase in the sales of coated pipe products more than offset declines in the sales of threaded and Fosterweld pipe products. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the Company was 11% in the first half of both 1995 and 1994. Rail products' gross margin percentage declined to 12% from 14% in the year earlier six months period due primarily to lower margins on running rail supply contracts. Construction products' gross margin of 11% was unchanged from the comparable period in 1994. The gross margin percentage for the Company's tubular products segment increased to 9% from 7% in 1994 due to increased pipe coating volume.

Selling and administrative expenses increased 8% in the 1995 first half from the same period last year due to higher employee benefit costs and performance related accruals. Interest expense increased primarily as a result of both higher borrowings to finance working capital and higher interest rates.
 The income tax rate is lower than the statutory rate in both 1995 and 1994 as a result of changes in net deferred tax assets.

Liquidity and Capital Resources

The Company's ability to generate internal cash flow ("liquidity") results from the sale of inventory and the collection of accounts receivable. During the first six months of 1995, the average turnover rates for accounts receivable and inventories were relatively unchanged from the prior year. Working capital at June 30, 1995 was $60 million compared to $53 million at December 31, 1994.

During the first six months of 1995, the Company had capital expenditures of $2.7 million principally related to the new Newport coated pipe facility and trackwork production equipment. Capital expenditures for the second half of 1995 are expected to be approximately $1.5 million. Capital expenditures are anticipated to be funded by cash flows from operations and the proceeds from capital leases.

In May 1995, the Company's revolving credit agreement was amended to increase the borrowing commitment to $45 million through October 31, 1995. Although the current agreement does not expire until July 1996, the Company is currently negotiating a revised revolving credit agreement. Total revolving credit agreement borrowings at June 30, 1995 were $43.2 million compared to $33.9 million at the end of 1994. The increase was used to finance greater working capital requirements as a result of higher second quarter sales and order entry. Outstanding letters of credit at June 30, 1995 were $1.8 million. At June 30, 1995, the Company had no unused borrowing commitment. Management anticipates that inventory levels will be reduced during the second half of 1995 and that cash generated by the reductions will be used to lower its revolving credit
borrowings.   Management believes its internal and external
sources of funds are adequate to meet anticipated needs.

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

Management continues to evaluate the overall performance of certain operations. A decision to terminate an operation could have a material effect on near term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.

Although backlog is not necessarily indicative of future operating results, total Company backlog at June 30, 1995, was approximately $108 million or 34% higher than at the end of the previous year. At June 30, 1995, backlog for the Company's rail products segment increased to $61 million from $48 million at the end of the previous year. The increase was principally from municipal transit projects. Construction products' backlog was $28 million at June 30, 1995, and $19 million at December 31, 1994. The increase was principally in piling products. Tubular products' backlog improved to $19 million at June 30, 1995, from $15 million at the end of the previous year principally due to an increase in orders for coated pipe products.

                       PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     	   See Note 7, "Commitments and Contingent Liabilities", to the
			      Condensed Consolidated Financial Statements.

Item 4.  RESULTS OF VOTES OF SECURITY HOLDERS

     	   At the Company's annual meeting on May 10, 1995, all the Company's directors were reelected for an additional one-year term. The following table sets forth the vote for the directors:

                                 						For		              	Withheld
          		Name			                   	Election		          Authority
		    		  L. B. Foster II		            8,407,179		            47,661
        		M. Porter		                 	8,405,026		            49,814
        		J. W. Puth		                	8,408,179		            46,661
        		R. L. Shaw		                	8,408,179		            46,661
        		J. W. Wilcock		              8,404,855		            49,985

	    	   Additionally the shareholders voted to approve Ernst & Young as the Company's independent auditors for the fiscal year ended December 31, 1995. The following table sets for the results of the vote for the independent auditors:

                                 						Against
         		For Approval		              Approval	          	Abstained
         		   8,409,601		                11,900		             33,339

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  EXHIBITS
     	   Unless marked by an asterisk, all exhibits are incorporated herein by reference:

    	3.1	    	Restated Certificate of Incorporation as amended to date
				          filed as Exhibit 3.1 to Form 10-Q for the quarter ended
				          March 31, 1987.

    	3.2	    	Bylaws of the Registrant, as amended to date, filed as
				          Exhibit  3.2 to Form 10-K for the year ended December 31,
			          	1993.

    	4.1		    Loan Agreement by and among the Registrant and Mellon Bank,
           			N.A., Continental Bank,	N.A. and Philadelphia National
              Bank	dated as of February 15, 1990, filed as Exhibit 4.1 to
              Form	10-K for the year ended December 31, 1989.

    	4.1.1   	First Amendment to Loan Agreement dated as of November
              27,	1990 and filed as Exhibit 4.1.1 to Form 10-K for the
              year	ended December 31, 1990.

    	4.1.2  		Second Amendment to Loan Agreement dated as of May 22,
              1991 and filed as Exhibit 4.1.2 or Form 10-Q for the quarter
			          	ended June 30, 1991.

    	4.1.3   	Assignment and Assumption Agreement by and among the
					         Registrant, Continental Bank, N.A. and NBD Bank, N.A. dated
			           as of May 22, 1991 and filed as Exhibit 4.1.3 to Form
				          10-Q for the quarter ended June 30, 1991.

    	4.1.4   	Third Amendment to Loan Agreement dated as of December
              31,	1991, filed as Exhibit 4.1.4 to Form 10-K for the year
              ended December 31, 1991.

    	4.1.5 	  Security Agreement by and among the Registrant and
              Mellon Bank,  N.A., NBD Bank, N.A., and Philadelphia
              National Bank dated as of  January 29, 1992, filed as Exhibit
              4.1.5 to Form 10-K for the year ended December 31, 1991.

    	4.1.6	  	Fourth Amendment to Loan Agreement dated as of May 11,
              1992,	filed as Exhibit 4.1.6 to Form 10-Q for the quarter
              ended	June 30, 1992.

    	4.1.7   	Security Agreement by and among Allegheny Rail Products,
			          	Inc. and Mellon Bank, N. A.,	NBD Bank, N. A., and Core
				          States Bank, N. A.  dated as of May 11, 1992, filed as
				          Exhibit 4.1.7 to Form 10-Q for the quarter ended June 30,
				          1992.

    	4.1.8 	  Fifth Amendment to Loan Agreement dated as of September
              25,	1992,  filed as Exhibit	4.1.8 to Form 10-Q for the
              quarter ended September 30, 1992.

    	4.1.9  		Sixth Amendment to Loan Agreement dated as of April 30,
				          1993, filed as Exhibit 4.1.9 to Form 10-Q for the quarter
				          ended March  31, 1993.

    	4.1.10	  Seventh Amendment to Loan Agreement dated as of December
              31,	1993, filed as Exhibit 4.1.10 to Form 10-K for the year
				          ended December 31, 1993.

    	4.1.11  	Eighth Amendment to Loan Agreement dated as of February
              22,	1995, filed as Exhibit 4.1.11 to Form 10-K for the year
				          ended December 31, 1994.

    	4.1.12	  Ninth Amendment to Loan Agreement dated as of May 3,
              1995,	filed as exhibit 4.1.12 to Form 10-Q for the quarter
              ended	March 31, 1995.

    10.15   		Lease between the Registrant and Amax, Inc. for
					         manufacturing facility at Parkersburg, West Virginia, dated
		           	as of October 19, 1978, filed as Exhibit 10.15 to
				         	Registration Statement No. 2-72051.

    10.16   		Lease between Registrant and Greentree Building
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

  	b) REPORTS ON FORM 8-K

  	No reports on Form 8-K were filed by the Registrant during the
   three	month period ended June 30, 1995.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  							L. B. FOSTER COMPANY
                                     								(Registrant)




Date:	August 10, 1995

                                    					By   /Roger F. Nejes/
								 	                                     Roger F. Nejes
                                       								Sr. Vice President-
                                       								Finance and	Administration
                                       								& Chief Financial Officer
                                       								(Principal Financial Officer
                                       								and Duly Authorized Officer
                                       								of Registrant)