Form 10-Q
period 1995-09-30
FOSTER L B CO
filed 1995-11-09
CIK 352825

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               Form 10-Q
             Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                For Quarter Ended    September 30, 1995
                  Commission File Number    0-10436

                          L. B. Foster Company
         (Exact name of registrant as specified in its charter)

              Delaware                      25-1324733
      (State of Incorporation)    (I.R.S. Employer Identification No.)

        415 Holiday Drive, Pittsburgh, Pennsylvania          15220
         (Address of principal executive offices)         (Zip Code)

                              (412) 928-3417
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   	No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

        Class		   		                   Outstanding at November 8, 1995
Class A Common Stock, Par Value $.01            9,932,738 Shares

               L. B. FOSTER COMPANY AND SUBSIDIARIES
                               INDEX


PART I. Financial Information		 		       			                 	Page

	Item 1.	Financial Statements:

          		Condensed Consolidated Balance Sheets	   		        2

          		Condensed Consolidated Statements of Income		      3

          		Condensed Consolidated Statements of Cash Flows		  4

          		Notes to Condensed Consolidated
          		Financial Statements	   					                      5

	Item 2. 	Management's Discussion and Analysis of
         	Financial Condition and Results of Operations     	  8


PART II. Other Information

	Item 1. 	Legal Proceedings	 						                           12

	Item 6. 	Exhibits and Reports on Form 8-K	 			               12


Signature											                                          15

                    PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands)
		         						            										    September 30,    	December 31,
                                          	    1995  	           1994
ASSETS
Current Assets:
  Cash and cash equivalents				                $1,745	        	$1,180
	  Accounts and notes receivable (Note 3):
    Trade							                               54,345	        	46,257
    Other	    						                              237		           164
                               						    	  	  54,582		        46,421
  Inventories (Note 4)	 				                   42,755		        43,651
  Current deferred tax assets	 			                897		           897
  Other current assets					                       657        		   666
    Total current assets	 			                 100,636        		92,815

Property, Plant & Equipment-At Cost 			        58,511	        	55,118
Less Accumulated Depreciation			              (32,688)	       (31,751)
                                    			 					  25,823         	23,367
Property Held for Resale	 			                   1,856		         2,459
Deferred Tax Assets					                        1,428        		 1,428
Other Assets	                                   2,560		         2,516

TOTAL ASSETS					                            $132,303	       $122,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt		       $1,322		          $798
  Short-term borrowings	(Note 5)			             9,730	        	13,920
	 Accounts payable                      					  22,367		        19,775
  Accrued payroll and employee benefits
  payable	                                      2,444		         2,524
  Other current liabilities				                 2,496		         3,279
    Total current liabilities				              38,359		        40,296

Long-Term Debt 						                          29,949		        22,377
Other Long-Term Liabilities				                 1,745		         1,593

Stockholders' Equity:
  Class A Common stock					                       102		           102
  Paid-in capital						                        35,148		        35,118
  Retained earnings					                       27,557		        23,656
  Treasury stock						                           (557)		         (557)
    Total stockholders' equity			              62,250	        	58,319

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY				                   	$132,303	       $122,585

See Notes to Condensed Consolidated Financial Statements.

                    L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands, Except Per Share Amounts)
                                   					Three Months  		     Nine Months
                                    					  Ended   				         Ended
                                   		   September 30,        September 30,
                                   		1995        	1994    1995        1994
Net Sales			                       	$75,662	    $65,527 	 $203,682 	$171,242

Costs and Expenses:
   Cost of Goods Sold		              67,379	     57,867	   181,227	  151,690
   Selling and Admin-
  	istrative Expenses	                5,790	      5,272	    16,752	   15,456
   Interest Expense		                   807	        562	     2,143	    1,450
   Other Expense (Income) 	             (89)	      (143) 	    (341)	    (336)
                               					 73,887	     63,558	   199,781	  168,260

Income Before Income Taxes	           1,775	      1,969	     3,901	    2,982

Income Taxes       		                     0	         43		        0 	     144

Net Income           		              $1,775	     $1,926	    $3,901    $2,838

Earnings Per Common Share (Note 6) 	  $0.18       $0.20	     $0.39	    $0.29

Average Number of Common
   Shares Outstanding		               9,930	      9,923	     9,925	    9,923

Cash Dividend per Common Share          -		         -		        -         -


See Notes to Condensed Consolidated Financial Statements.

                     L. B. FOSTER COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                                 	    Nine Months
                               				    					      Ended September 30,
                                 									        1995	          1994
Cash Flows from Operating Activities:
    Net Income      						                        $3,901	        $2,838
Adjustments to Reconcile Net Income to Net Cash
Used by Operating Activities:
    Depreciation and amortization				              2,132	         2,088
    Gain on sale of property, plant and equipment   (230)          (647)
Change in Operating Assets and Liabilities:
    Accounts receivable						                     (8,161)     	 (12,039)
    Inventories							                               833	           701
    Other current asset						                          9	           306
    Other non-current assets					                   (163)	          248
    Accounts payable-trade					                    2,592      	   2,766
    Accrued payroll and employee benefits			         (80)	          271
    Other current liabilities					                  (783)	         (593)
    Other liabilities						                          152            (29)
  Net Cash Used by Operating Activities			           202	        (4,090)

Cash Flows from Investing Activities:
    Proceeds from sale of property, plant and
    equipment                            							   3,609	         1,511
    Capital expenditures on property, plant and
    equipment							                              (3,414)	       (1,793)
  Net Cash Used by Investing Activities			           195	          (282)

Cash Flows from Financing Activities:
    Proceeds from issuance of revolving credit
    agreement borrowings					                        810	        4,850
    Exercise of stock options                         30             0
    Repayments of long-term debt				                (672)	        (566)
  Net Cash Provided by Financing Activities   	      168	        4,284

Net Increase in Cash and Cash Equivalents      	     565           (88)

Cash and Cash Equivalents at Beginning of Period	  1,180         1,213

Cash and Cash Equivalents at End of Period		      $1,745	       $1,125

Supplemental Disclosures of Cash Flow Information:

    	Interest Paid						                          $2,082     	  $1,352

    	Income Taxes Paid						                        $171	          $47

During 1995 and 1994, the Company financed the purchase of certain capital expenditures totaling $3,768,000 and $103,000, respectively, through the issuance of capital leases.

See Notes to Condensed Consolidated Financial Statements.

                  L. B. FOSTER COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

2. ACCOUNTING PRINCIPLES

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". These statements are effective for fiscal years beginning after December 15, 1995, although earlier application is permitted. Management has not yet determined the impact these statements will have on the Company's financial statements.

3. ACCOUNTS RECEIVABLE

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at September 30, 1995 and December 31, 1994 have been reduced by an allowance for doubtful accounts of $1,764,000 and $1,615,000, respectively. Bad debt expense was $147,000 and $114,000 for the nine month periods ended September 30, 1995 and 1994, respectively.

4. INVENTORIES

Inventories of the Company at September 30, 1995 and December
31, 1994 are summarized as follows (in thousands):

                     	  					            September 30, 	      December 31,
                       	       					         1995                 1994
    	 Finished goods	           				       $28,192	 	          $28,495
    	 Work-in-process				 	                 14,717	 	           14,242
    	 Raw materials				                      2,353 	             2,971

    	 Total inventories at current costs:	  45,262	 	           45,708
    	 (Less):
       	 Current costs over LIFO
      	    stated values			                 (1,907)	 	          (1,457)
       	 Reserve for decline in
        	   market value of inventories       (600)     	         (600)

                              							      $42,755  	          $43,651

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

5. SHORT-TERM BORROWINGS

In May 1995, the Company's revolving loan agreement was amended to increase the borrowing commitment by $5,000,000 to $45,000,000 until October 31, 1995.

Effective November 1, 1995, the Company entered into a $45 million revolving credit agreement expiring July 1, 1999. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate. The interest rates are adjusted quarterly based on the fixed coverage ratio defined in the agreement. The ranges are prime plus 0.175% to prime plus 0.625%, the CD rate plus 0.625% to the CD rate plus 1.5%, and the Euro-bank rate plus 0.625% to the Euro-bank rate plus 1.5%. Borrowings under the agreement are secured by accounts receivable and inventory.

The agreement includes financial covenants requiring a minimum net worth, a fixed charge coverage ratio, a leverage ratio and a current ratio. The agreement also places restrictions on dividends, investments, capital expenditures indebtedness and sales of certain assets.

6. EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of Class A common shares and common stock equivalents outstanding. Common stock equivalents are the net additional number of shares which would be issuable upon the exercise of the outstanding common stock options, assuming that the Company used the proceeds to purchase additional shares at market value. Common stock equivalents had no material effect on the computation of earnings per share for the periods ending September 30, 1995 and 1994.

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

In August 1994, Livermore Amador Valley Wastewater Management Agency ("LAVWMA") filed suit against the Company for damages allegedly associated with the cost of repairing or replacing certain pipe that the Company had sold in 1978-79. In September 1995, the Company's motion for summary judgment was granted and LAVWMA's claims were dismissed with prejudice. LAVWMA did not appeal this decision and the case has therefore been resolved.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

At September 30, 1995, the Company had outstanding letters of credit of approximately $2,200,000.

     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

Results of Operations
                         		Three Months Ended	      Nine Months Ended
                      					   September 30,		          September 30,
                 				      1995          1994   	  1995           1994
                				    	           (Dollars in thousands)
Net Sales:
  Rail products    		      $30,927	    $23,381   $ 82,320   	  $ 63,629
  Construction products	 	  24,877      24,815   	 69,574	       59,843
  Tubular products	         19,858      17,331     51,788        47,770
    	Total Net Sales	     	$75,662     $65,527   $203,682      $171,242
Gross Profit
  Rail products			         $ 3,956	    $ 3,569   $ 10,330	     $  9,368
  Construction products	  	  2,719       3,288   	  7,557	        7,165
  Tubular products		         1,608         803      4,568         3,019
    	Total Gross Profit	     8,283       7,660     22,455        19,552

Expenses:
  Selling and administrative
    expenses			              5,790	      5,272	    16,752	       15,456
  Interest expense		           807	        562   	  2,143	        1,450
  Other (income) expense	      (89)       (143)      (341)         (336)
    	Total Expenses		        6,508       5,691     18,554        16,570

Income Before Income Taxes	  1,775	      1,969	     3,901	        2,982
Income Tax Expense               0          43          0           144
Net Income           	    	$ 1,775     $ 1,926   $  3,901       $ 2,838


Third Quarter 1995 Results of Operations

The net income for the 1995 third quarter was $1.8 million or $0.18 per share. This compares to a 1994 third quarter net income of $1.9 million or $0.20 per share.

Net sales for the 1995 third quarter were $75.7 million or 15% higher than the comparable period in 1994. Rail products' net sales of $30.9 million increased 32% from the comparable period last year, principally as a result of higher billings of new rail and transit products. Construction products' net sales of $24.9 million in the 1995 third quarter were equal to net sales in the 1994 third quarter. Tubular products' net sales of $19.9 million were 15% higher than the comparable period last year due to higher shipments of warehouse and coated pipe. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the Company in the 1995 third quarter was 11% versus 12% in the 1994 third quarter. Rail products' gross margin was 13% in the current quarter versus 15% in the comparable period last year because of shipments for lower margin running rail supply contracts. Construction products' gross margin was 11% in the 1995 third quarter versus 13% in the 1994 third quarter principally because of a change in the mix of products sold and reduced margins in the pile driving equipment business. The gross margin percentage for the

Company's tubular products segment increased to 8% from 5% in last year's third quarter primarily due to increased pipe coating volume.

Selling and administrative expenses increased $0.5 million to $5.8 million in the 1995 third quarter due primarily to a $0.4 million reduction in the accrual for employee vacations in the 1994 third quarter. Interest expense increased from the third quarter of 1994 primarily as a result of higher borrowings to finance working capital as well as higher interest rates. Other income/expense in the 1994 third quarter included a gain of $0.3 million from the sale of the Company's Houston, Texas sales office and equipment depot and a charge of $0.2 million for the closing of its Phoenix, Arizona sales office and yard. The effective income tax rate is less than the statutory rate in both 1995 and 1994 as a result of changes in net deferred tax assets in accordance with Statement of Financial Accounting Standards
(SFAS) No. 109 "Accounting for Income Taxes".

First Nine Months of 1995 Results of Operations

The net income for the first nine months of 1995 was $3.9 million or $0.39 per share. This compares to a 1994 first nine months net income of $2.8 million or $0.29 per share.

Net sales in 1995 were $203.7 million or 19% higher than in the first nine months of 1994. Rail products' net sales of $82.3 million increased 29% from the comparable period last year as a result of higher billings in most rail units. Construction products' net sales of $69.6 million increased 16% in the first nine months of 1995 due to substantially higher volume for piling products. Tubular products' net sales were $51.8 million or 8% higher than in 1994 due to an increase in the sales of coated pipe products which more than offset declines in the sales of threaded and Fosterweld pipe products. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the Company was 11% in the first nine months of both 1995 and 1994. Rail products' gross margin percentage was 13% in 1995 versus 15% in the year earlier nine months period due primarily to lower margins on running rail supply contracts. Construction products' gross margin was 11% in the first nine months of 1995 compared to 12% in the 1994 period due to lower margins on fabricated products and pile driving equipment. The gross margin percentage for the Company's tubular products segment increased to 9% from 6% in 1994 due to increased pipe coating volume.

Selling and administrative expenses increased 8% in the first nine months of 1995 to $16.8 million due to higher employee benefit costs and performance related accruals. Interest expense increased primarily as a result of both higher borrowings to finance working capital as well as higher interest rates. The effective income tax rate is less than the statutory rate in both 1995 and 1994 as a result of changes in net deferred tax assets.

Liquidity and Capital Resources

The Company's ability to generate internal cash flow ("liquidity") results from the sale of inventory and the collection of accounts receivable. During the first nine months of 1995, the average turnover rates for accounts receivable and inventories were relatively unchanged from the prior year. Working capital at September 30, 1995 was $62 million compared to $53 million at December 31, 1994.

During the first nine months of 1995, the Company had capital expenditures of $3.4 million principally related to trackwork production equipment and the Newport coated pipe facility which were financed through capital leases. Capital expenditures for the fourth quarter of 1995 are expected to be less than $0.7 million. Capital expenditures are anticipated to be funded by cash flows from operations.

Total revolving credit agreement borrowings at September 30, 1995 were $34.7 million compared to $33.9 million at the end of 1994. Outstanding letters of credit at September 30, 1995 were $2.2 million. At September 30, 1995, the Company was in compliance with all of the revolving credit agreement's covenants and had approximately $8.1 million in available unused borrowing commitment. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

In November 1995, the Company executed a restated and amended revolving credit agreement. The amended agreement increased the borrowing commitment available to $45 million, slightly reduced interest rates and extended the term of the agreement to July 1, 1999. Borrowings under the agreement are secured by accounts receivable and inventory.

Other Matters

In August 1994, Livermore Amador Valley Wastewater Management Agency ("LAVWMA") filed suit against the Company for damages allegedly associated with the cost of repairing or replacing certain pipe that the Company had sold in 1978-79. In September 1995, the Company's motion for summary judgment was granted and LAVWMA's claims were dismissed with prejudice. LAVWMA did not appeal this decision and the case has therefore been resolved.

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In October 1995, the FASB issued SFAS No. 123, "Accounting for
Stock-Based Compensation".   These statements are effective for
fiscal years beginning after December 15, 1995, although earlier application is permitted. Management has not yet determined the impact these statements will have on the Company's financial statements.

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

The Company has made a decision to divest its Fosterweld operations and discussions with potential buyers are currently ongoing. The outcome of these discussions, however, is uncertain at this time. Additionally, the Company has decided to significantly reduce investment in its warehouse pipe products and concentrate its resources on the sales and marketing of coated line pipe. Neither of these actions is expected to have a material impact on the Company's financial condition.

Management continues to evaluate the overall performance of certain operations. A decision to terminate an existing operation could have a material effect on near term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.

Although backlog is not necessarily indicative of future operating results, total Company backlog at September 30, 1995, was approximately $91 million or 13% higher than at the end of the previous year and 11% higher than at September 30, 1994. The following table provides the backlog by business segment.

                  					             September 30,       		December 31,
                  					        1995              1994   		    1994
                                 							(Dollars in thousands)
Backlog
	    Rail Products  		        	$50,957     	$41,319		       $47,582
     Construction Products      27,392       27,232		        18,574
     Tubular Products		         12,789       13,251          14,776
        Total Backlog		        $91,138      $81,802         $80,932

                            PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     	   See Note 7, "Commitments and Contingent Liabilities", to the
			      Condensed Consolidated Financial Statements.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  EXHIBITS
     	   Unless marked by an asterisk, all exhibits are incorporated herein by reference:

    	3.1	     	Restated Certificate of Incorporation, as amended to date,
				           filed as Exhibit 3.1 to Form 10-Q for the quarter ended
				           March 31, 1987.

    	3.2	     	Bylaws of the Registrant, as amended to date, filed as
				           Exhibit  3.2 to Form 10-K for the year ended December 31,
				           1993.

    	4.1	     	Loan Agreement by and among the Registrant and Mellon Bank,
            			N.A., Continental Bank, N.A. and Philadelphia National
				           Bank dated as of February 15, 1990, filed as Exhibit 4.1
            			to Form 10-K for the year ended December 31, 1989.

    	4.1.1	   	First Amendment to Loan Agreement dated as of November 27,
            			1990 and filed as Exhibit 4.1.1 to Form 10-K for the year
            			ended December 31, 1990.

    	4.1.2	   	Second Amendment to Loan Agreement dated as of May 22, 1991
            			and filed as Exhibit 4.1.2 to Form 10-Q for the quarter
            			ended June 30, 1991.

    	4.1.3	   	Assignment and Assumption Agreement by and among the
            			Registrant, Continental Bank, N.A. and NBD Bank, N.A. dated
            			as of May 22, 1991 and files as Exhibit 4.1.3 to Form
            			10-Q for the quarter ended June 30, 1991.

    	4.1.4		   Third Amendment to Loan Agreement dated as of December 31,
            			1991, filed as exhibit 4.1.4 to Form 10-K for the year ended
            			December 31, 1991.

    	4.1.5		   Security Agreement by and among the Registrant and Mellon
             		Bank, N.A., NBD Bank, N.A. and Philadelphia National Bank
             		dated as of January 29, 1992, filed as exhibit 4.1.5 to
            			Form 10-K for the year ended December 31, 1991.

    	4.1.6	   	Fourth Amendment to Loan Agreement dated as of May 11, 1992,
            			filed as Exhibit 4.1.6 to Form 10-Q for the quarter ended
            			June 30, 1992.

    	4.1.7 	   Security Agreement by and among Allegheny Rail Products,
				           Inc. and Mellon Bank, N. A.,	NBD Bank, N. A., and Core
				           States Bank, N. A.  dated as of May 11, 1992, filed as
			           	Exhibit 4.1.7 to Form 10-Q for the quarter ended June 30,
				           1992.

    	4.1.8		   Fifth Amendment to Loan Agreement dated as of September 25,
            			1992, filed as Exhibit 4.1.8 to Form 10-Q for the quarter
            			ended September 30, 1992.

    	4.1.9		   Sixth Amendment to Loan Agreement dated as of April 30,
            			1993, filed as Exhibit 4.1.9 to Form 10-Q for the quarter
            			ended March 31, 1993.

    	4.1.10	   Seventh Amendment to Loan Agreement dated as of December 31,
            			1993, filed as Exhibit 4.1.10 to Form 10-K for the year
            			ended December 31, 1993.

    	4.1.11	   Eighth Amendment to Loan Agreement dated as of February 22,
            			1995, filed as Exhibit 4.1.11 to Form 10-K for the year
             		ended December 31, 1994.

    	4.1.12	   Ninth Amendment to Loan Agreement dated as of May 3, 1995,
            			filed as Exhibit 4.1.12 to Form 10-Q for the quarter ended
            			March 31, 1995.

      10.15 	 	Lease between the Registrant and Amax, Inc. for
					          manufacturing facility at Parkersburg, West Virginia, dated
			            as of October 19, 1978, filed as Exhibit 10.15 to
					          Registration Statement No. 2-72051.

     10.16 	  	Lease between Registrant and Greentree Building Associates
           				for Headquarters office, dated  as of June 9, 1986, as
           				amended to date, filed as Exhibit 10.16 to Form 10-K for
           				the year ended December 31, 1988.

     10.16.1	  Amendment dated June 19, 1990 to lease between Registrant
           				and Greentree Building Associates, filed as Exhibit 10.16.1
            			to Form 10-Q for the quarter ended June 30, 1990.

     10.19	   	Lease between the Registrant and American Cast Iron Pipe
           				Company for Pipe Coating Facility in Birmingham, Alabama
           				dated December 11, 1991 and filed as Exhibit 10.19 to
           				Form 10-K for the year ended December 31, 1991.

     10.33.2	  Amended and Restated 1985 Long-Term Incentive Plan, as
           				amended and restated March 2, 1994 and filed as Exhibit
				           10.33.2 to Form 10-K for the year ended December 31, 1993.
				           **

     10.44		   Amended Agreement between the Registrant and James W.
           				Wilcock dated as of February 19, 1991 and filed as Exhibit
           				10.44 to Form 10-K for the year ended December 31, 1990.  **

     10.45		   Medical Reimbursement Plan filed as Exhibit 10.45 to Form
           				10-K for the year ended	December 31, 1992.  **

     10.46		   Leased Vehicle Plan as amended to date. Filed as Exhibit
           				10.46 to Form 10-K for the year ended December 31, 1993.  **

     10.49		   Lease agreement between Newport Steel Corporation and L. B.
            			Foster Company dated as of October 12, 1994 and filed as
				           Exhibit 10.49 to Form 10-Q for the quarter ended September
            			30, 1994.

     10.50		   L. B. Foster Company 1995 Incentive Compensation Plan.
           				Filed as Exhibit 10.50 to Form 10-K for the year ended
            			December 31, 1995.  **

     10.51		   Supplemental Executive Retirement Plan.  Filed as Exhibit
            			10.51 to Form 10-K for the year ended December 31, 1994. **

     19		      Exhibits marked with an asterisk are filed herewith.

     **		      Identified management contract or compensatory plan or
				           arrangement required to be filed as an exhibit.

    	b) REPORTS ON FORM 8-K

    	No reports on Form 8-K were filed by the Registrant during the three month period ended September 30, 1995.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	                                       						L. B. FOSTER COMPANY
                                          								(Registrant)



Date:	November 9, 1995

                                       				By    Roger F. Nejes
								 	                                      /Roger F. Nejes/
                                         								Sr. Vice President-
                                         								Finance and	Administration
                                         								& Chief Financial Officer
                                         								(Principal Financial Officer
                                         								and Duly Authorized Officer
                                         								of Registrant)