Form 10-K
period 1995-12-31
FOSTER L B CO
filed 1996-03-28
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                                FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITES EXCHANGE
    ACT OF 1934
  	 (Fee Required)

    For the Fiscal Year Ended December 31, 1995

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 			EXCHANGE ACT OF 1934 (No Fee Required)

For the Transition Period from __________ to __________

Commission File Number 0-10436

                         L. B. FOSTER COMPANY
          (Exact name of registrant as specified in its charter)

                   Delaware                         25-1324733
           (State of Incorporation)      (I.R.S.Employer Identification No.)

    	415 Holiday Drive, Pittsburgh, Pennsylvania         15220
   	   (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code:    (412) 928-3400

    	Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange On
    Title of Each Class                             Which Registered
           None

    Securities registered pursuant to Section 12(g) of the Act:
        Class A 			Common Stock, Par Value $.01

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X      No

The aggregate market value on March 20, 1996 of the voting stock held by nonaffiliates of the Company was $37,030,545.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

   Class                          		         Outstanding at March 20, 1996
Class A Common Stock, Par Value $.01              9,937,738 Shares

Documents Incorporated by Reference:
  Portions of the Proxy Statement prepared for the 1996 annual meeting of stockholders are incorporated by reference in Items
10, 11, 12 and 13 of Part III.

                                PART I

ITEM 1. BUSINESS

Summary Description of Businesses

L. B. Foster Company is engaged in the manufacture, fabrication and distribution of rail and trackwork, piling, pile driving equipment, highway products and tubular products. As used herein, "Foster" or the "Company" means L. B. Foster Company and its divisions and subsidiaries, unless the context otherwise requires.

For rail markets, Foster provides a full line of new and used rail, trackwork and accessories to railroads, mines and industry. The Company also designs and produces bonded rail joints, power rail, track fasteners, catenary systems, coverboards and special accessories for mass transit and other rail systems.

For the construction industry, the Company sells and rents steel sheet piling and H-bearing pile for foundation and earth retention requirements and pile driving equipment and accessories for driving piling. In addition, Foster supplies bridge decking, expansion joints, overhead sign structures and other products for highway construction and repair.

For tubular markets, the Company is a national distributor of standard, structural and line pipe for a variety of applications. The Company supplies pipe and pipe coatings for pipelines and utilities. Foster manufactures spiralweld pipe for water transmission lines, foundation piling, slurry lines and many other applications. In addition, the Company produces pipe-related products for special markets, including water wells and irrigation.

The Company classifies its activities into three business segments: rail products, construction products and tubular products. Financial information concerning the segments is set forth in Note 21 to the financial statements included in the Company's Annual Report to Stockholders for 1995. The following table shows for the last three fiscal years the net sales generated by each of the current business segments as a percentage of total net sales.

                                  	 Percentage of Net Sales
                                   	1995	     1994	     1993
Rail Products	                       42%      	38%      	36%

Construction Products	               34%      	36%      	32%

Tubular Products                    	24%      	26%	      32%

                                   	100%     	100%     	100%

RAIL PRODUCTS

L. B. Foster Company's rail products include heavy and light rail, relay rail, rail joints, rail accessories, and transit products. The Company is a major rail products supplier to industrial plants, contractors, railroads, mines and mass transit systems.

The Company sells heavy rail mainly to transit authorities, industrial companies, and rail contractors for railroad sidings, plant trackage, and other carrier and material handling applications. Additionally, the Company makes some sales of heavy rail to railroad companies and to foreign buyers. The Company sells light rail for mining and material handling applications.

Rail accessories include trackwork, ties, track spikes, bolts, angle bars and other products required to install or maintain rail lines. These products are sold to railroads, rail contractors and industrial customers and are manufactured within the company or purchased from other manufacturers.

The Company's Allegheny Rail Products (ARP) division engineers and markets insulated rail joints and related accessories for the railroad and mass transit industries. Manufacturing of the insulated rail joint is subcontracted.

The Company's Transit Products Division supplies power rail, direct fixation fasteners, catenary systems, coverboards and special accessories primarily for mass transit systems. Most of these products are manufactured by subcontractors and are usually sold by sealed bid to transit authorities or to rail contractors.

The Company's Midwest Steel Division in Pomeroy, Ohio is the country's leading manufacturer of light trackwork for the mining industry. It also produces new heavy trackwork for industrial and export markets.

CONSTRUCTION PRODUCTS

L. B. Foster Company's construction products consist of sheet and bearing piling, fabricated highway products and pile driving/extracting and related equipment.

Sheet piling products are interlocking structural steel sections that are generally used to provide lateral support at construction sites. Bearing piling products are steel H-beam sections which, in their principal use, are driven into the ground for support of structures such as bridge piers and high-rise buildings. Sheet piling is sold or leased and bearing piling is sold principally to contractors and construction companies.

Other construction products consist of fabricated highway products and pile driving/extracting equipment. Fabricated highway products consist principally of bridge decking, aluminum bridge rail, overhead sign structures and other bridge products, which are fabricated by the Company. The major purchasers of these products are contractors for state, municipal and other governmental projects.

Two types of pile driving equipment, diesel and vibratory, have historically been sold or leased by the Company. Vibratory pile drivers also function as pile extractors. The majority of the Company's sales and leases of pile drivers, extractors and other construction equipment are to contractors. The Company also distributes a hydraulic pile driving hammer manufactured by a company located in the Netherlands.

Sales of the Company's construction products are partly dependent upon the level of activity in the construction industry. Accordingly, sales of these products have traditionally been somewhat higher during the second and third quarters than during the first and fourth quarters of each year.

TUBULAR PRODUCTS

L. B. Foster Company is a distributor of coated, line, warehouse and structural grade pipe. Coated line pipe is used for oil and gas transmission and for refinery, petrochemical plant and power plant construction, as well as water transmission. Standard and structural pipe is used in a variety of construction and industrial applications. The Company, with the exception of Fosterweld pipe, generally purchases the pipe it sells from pipe manufacturers.

The Company includes within the tubular products segment, line and standard pipe, manufactured Fosterweld pipe and oil country tubular goods. Generally, the Company adds value to purchased tubular products by preparing them to meet customer specifications using various fabricating processes, including the finishing of oil country tubular goods and the welding, coating, wrapping and lining of other pipe products.

By converting purchased steel coils into pipe in continuous forming mills, Fosterweld pipe can be produced in sizes up to 120 inches in diameter and 100 feet or more in length for use in water transmission lines and other applications such as dredge pipe, slurry lines, pneumatic lines, ventilation pipe, foundation piling and caissons.

The Company provides fusion bond and other coatings for corrosion protection on oil, gas and other pipelines.

The Company also supplies special pipe products such as water well casing, column pipe, couplings, and related products for agricultural, municipal and industrial water wells.

MARKETING AND COMPETITION

L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States through a national sales force of 52 salespeople. The Company maintains 11 sales offices and 14 plants or warehouses nationwide. During 1995, approximately 5% of the Company's total sales were for export.

The major markets for the Company's products are highly competitive. Product availability, quality, service and price are principal factors of competition within each of these markets. No other company provides the same product mix to the various markets the Company serves. There are one or more companies that compete with the Company in each product line. Therefore, the Company faces significant competition from different groups of companies.

RAW MATERIALS AND SUPPLIES

Most of the Company's inventory is purchased in the form of finished or semifinished product. With the exception of relay rail which is purchased from railroads or rail take-up contractors, the Company purchases most of its inventory from domestic and foreign steel producers. There are few domestic suppliers of new rail and piling products and the Company could be adversely affected if a domestic supplier ceased making such material available to the Company. Approximately 70% of the materials sold by the construction products segment are purchased from one supplier. The Company's purchases from foreign suppliers are subject to the usual risks associated with changes in international conditions and to United States laws which could impose import restrictions on selected classes of products and antidumping duties if products are sold in the United States below certain prices.

BACKLOG

The dollar amount of firm, unfilled customer orders at December
31, 1995 and 1994 by segment follows (in thousands):

                         	December 31, 1995	        December 31, 1994
Rail Products               	   $43,879                  	$47,582

Construction Products	           28,239	                   18,574

Tubular Products	                 8,857	                   14,776

                               	$80,975	                  $80,932

Approximately 95% of the December 31, 1995 backlog is expected to be shipped in 1996.

RESEARCH AND DEVELOPMENT

The Company's expenditures for research and development are negligible.

ENVIRONMENTAL DISCLOSURES

While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly for future remediation and other compliance efforts, in the opinion of management compliance with environmental protection laws will not have a material adverse effect on the financial condition, competitive position, or capital expenditures of the Company. However, the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings.

EMPLOYEES AND EMPLOYEE RELATIONS

The Company has 575 employees, of whom 303 are hourly production workers and 272 are salaried employees. Approximately 88 of the hourly paid employees are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

Substantially all of the Company's hourly paid employees are covered by one of the Company's noncontributory, defined benefit plans or by one of the union sponsored plans. Hourly nonunion employees are also covered by a defined contribution plan with contributions fixed at $0.12 per hour worked. Substantially all of the Company's salaried employees are covered by a defined contribution plan established by the Company.

ITEM 2. PROPERTIES

The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company's business using the properties, are set forth in the following table:

                                                     Business       Lease
Location                Function          Acres      Segment       	Expires
Birmingham, Alabama    	Pipe coating.       	32      Tubular       	1997

Doraville, Georgia   	  Fabrication of      	28     	Tubular,      	Owned
                       	bridge components.           Rail and
                		    		Yard storage.	              	Construction

Newport, Kentucky	      Pipe coating.       	20     	Tubular        	1998

Niles, Ohio            	Rail fabrication.   	35      Rail           	Owned
                       	Yard storage.

Pomeroy, Ohio	          Trackwork manufac-	   5     	Rail           	Owned
                       	turing.

Houston, Texas	         Casing, upset tub- 	127     	Tubular,	       Owned
                       	ing, threading,            		Rail and
                        heat treating and	          	Construction
                       	painting.  Yard
                       	storage.

Bedford,               	Bridge component    	10     	Construction   	Owned
Pennsylvania           	fabricating plant.

Pittsburgh,            	Corporate Head-	      -	     Corporate	      1997
Pennsylvania           	quarters.

Parkersburg,           	Fosterweld pipe     	93     	Tubular        	1998
West Virginia	          manufacturing.
                       	Pipe coating and
                      	 wrapping.  Yard
                       	storage.

Including the properties listed above, the Company has 11 sales offices and 14 warehouse, plant and yard facilities located throughout the country. The Company's facilities are in good condition and the Company believes that its production facilities are adequate for its present and foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

Stock Market Information

The Company had 1,403 common shareholders of record on January 30, 1996. Common stock prices are quoted daily through the National Association of Security Dealers, Inc. in its over-the-counter NASDAQ quotation service (Symbol FSTRA). The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:

           	                 		1995 	                        1994
		Quarter		                	High  		Low 		               	High  		Low
  First	     	         $   4	      $   3	             $   4       $   3

  Second			                4 1/8  	    3  1/2		           3  7/8 	    2  7/8

  Third			               	 4 3/4    	  4		                3  3/4	     2  7/8

  Fourth		               	 4 1/2	      4		                3  3/4	     2  7/8


Dividends

No dividends were paid on the Company's Common stock during 1995 and 1994. Cash dividends on the Company's Common stock are restricted under the terms of the Company's Revolving Credit Agreement (see Note 8 to consolidated financial statements).

ITEM 6. SELECTED FINANCIAL DATA
(All amounts are in thousands except per share data.)

               								                 Year Ended December 31,
Income Statement Data	         1995 (1)     1994 	1993 (2)     	1992     	1991
Net sales                   	$ 264,985	$ 234,262	$ 212,291	$ 204,961	$ 221,024
Income before cumulative
 effect of	change in
 accounting principle           	5,043    	5,440   	   899      	411      	573
Net income	                      4,824    	5,440    	1,569      	411      	573
Earnings per common share
 before cumulative effect
 of change in accounting
 principle                       	0.51	     0.55      0.09     	0.04     	0.06
Earnings per common share        	0.49	     0.55     	0.16     	0.04	     0.06

                                            			      December 31,
Balance Sheet Data           	1995 (1)    1994    1993 (2)   	1992   	   1991
Total assets                	$ 124,423	$ 122,585	$ 108,137	$ 104,952	$ 105,071
Working capital	                57,859   	52,519   	49,755   	48,163   	50,611
Long-term debt	                 25,034   	22,377  	 25,584   	26,072   	27,110
Stockholders' equity	           63,173   	58,319   	52,879   	51,310   	50,899

(1) Effective January 1, 1995, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The effect of the adoption was to decrease net income by $219,000 or $0.02 per share.

(2)  Effective January 1, 1993, the Company adopted FASB
Statement No. 109, "Accounting for Income Taxes." The effect of the adoption was to increase net income by $670,000 or $0.07 per share. As permitted, prior periods were not restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars  in thousands)

                         		Three Months Ended  	   	    Twelve Months Ended
                      			      December 31,    	            December 31,
                            1995         1994         1995      1994      1993
Net Sales:
  Rail Products          	$ 29,262   $ 25,233    	$111,582 	$ 88,862	 $ 75,141
  Construction Products    	19,161	    25,645	      88,735   	85,488   	68,633
  Tubular Products         	12,880     12,142      	64,668	   59,912	   68,517
    Total Net Sales      	$ 61,303  	$ 63,020    	$264,985 	$234,262	 $212,291

Gross Profit:
  Rail Products          	$  4,178  	$  4,377    	$ 14,507 	$ 13,745 	$ 11,828
  Construction Products     	2,222     	3,185       	9,780   	10,350    	8,740
  Tubular Products            	360       	483       	4,928    	3,502    	3,935
    Total Gross Profit   	   6,760	     8,045	      29,215    27,597	   24,503

Expenses:
  Selling and Admin-
   istrative Expenses       	5,694	     5,957      	22,446   	21,413   	21,400
  Interest Expense	            697	       617       	2,840    	2,067    	2,408
  Other (Income) Expense     	(186)       	62        	(777)    	(274)     	157
    Total Expenses           6,205     	6,636	      24,509    23,206   	23,965

Income Before Income Tax
  Expense                     	555     	1,409       	4,706    	4,391      	538
Income Tax Benefit           	(337)   	(1,193)       	(337)  	(1,049)    	(361)
Income Before Cumulative
  Effect of Changes in
  Accounting Principles       	892     	2,602       	5,043    	5,440      	899
Cumulative Effect of
 Changes in Accounting
 Principles                                        			(219)              		670
Net Income               	$    892  	$  2,602     $  4,824 	$  5,440 	$  1,569

Fourth Quarter of 1995 vs. Fourth Quarter  of 1994

The net income for the current quarter was $0.9 million or $0.09 per share. This compares to a 1994 fourth quarter net income of $2.6 million or $0.26 per share. Net sales in 1995 were $61.3 million or 3% lower than the comparable period last year.

Rail products' net sales of  $29.3 million  increased 16% from the comparable period last year principally as a result of
higher shipments on major rail projects.   Construction
products' net sales  in the 1995 fourth quarter were 25% lower than in 1994 due to a temporary shutdown by a major supplier to modernize its production facilities.  Tubular products' net
sales in the quarter were $12.9 million or an increase of 6%
from 1994 due primarily to higher sales of Fosterweld pipe.
Changes in net sales are primarily  the result of changes in volume rather than changes in prices.

The gross margin percentage for the total company in the 1995 fourth quarter decreased to 11% versus 13% in the 1994 quarter.
Rail products' gross margin percentage declined to 14% due
primarily to reductions in the margins for used rail products which exceeded improvements in the margins for new rail
products.   Construction products' gross margin percentage
remained relatively unchanged at 12%.  The gross margin
percentage for the Company's tubular products segment decreased to 3% from 4% in 1994 as improved margins for Fosterweld pipe only partly offset a decline in the performance of the pipe
coating unit.  The pipe coating unit's performance was affected by higher than anticipated plant operating costs primarily as a result of the shutdown of an older coating line and continued
start-up problems at the Newport coating facility.

Selling and administrative expenses decreased 4% in the 1995 fourth quarter from the same period in the prior year. Interest expense increased 13% due primarily to higher borrowings. The income tax rate is less than the statutory rate in both the 1995 and 1994 periods principally as a result of changes in net deferred tax assets and liabilities. See the year comparison section for a more detailed discussion of the income tax provisions.

The Year 1995 Compared to the Year 1994

The net income for 1995 was $4.8 million or $0.49 per share.
This compares to 1994 net income of $5.4 million or $0.55 per share. Net sales in 1995 were $265.0 million or 13% higher than last year.

Rail products' net sales improved 26% in 1995 to $111.6 million as sales of new rail products increased. Despite a fourth quarter weakness in piling products, construction products' net sales for 1995 of $88.7 million were 4% higher than 1994 as increased shipments of piling and fabricated products offset reductions in pile driving equipment revenue. Tubular products' net sales in 1995 increased to $64.7 million or 8% from last year due to increased pipe coating volume at the Company's
Birmingham, Alabama facility. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total company declined to 11% from 12% in 1994. Rail products' gross margin percentage decreased to 13% from approximately 16% last year as a result of lower margins on running rail and used rail products.
Construction products' gross margin percentage declined to 11% from 12% in 1994 as a result of lower margins on fabricated products and vibratory pile driving equipment. The gross margin percentage for the Company's tubular products increased to 8% from 6% last year. The increase was the result of a change in the mix of pipe coating products sold and improved Fosterweld pipe margins.

Selling and administrative expenses in 1995 of $22.4 million increased 5% from the prior year primarily as a result of the change in the employee vacation policy which reduced 1994
expense.  Interest expense increased 37% principally   as a
result of higher borrowings. Other income in 1995 included $0.3 million of interest income and a $0.2 million gain on the sale of equipment held for disposal.  Other income in 1994 included a gain of $0.3 million from the sale of the Company's  Houston,
Texas sales office and equipment depot.

The income tax rate is less than the statutory rate in both the 1995 and 1994 periods principally as a result of changes in net deferred tax assets and liabilities. The Company's deferred tax assets include net operating loss (NOL) carryforwards. In 1993, the Company was required by accounting rules to record for book purposes all available NOL carryforwards as assets.
Additionally, the Company was required to establish a valuation reserve to reduce the total carrying value of the NOL carryforwards to the amount projected to be actually used in future years (i. e., the net realizable value). The net realizable value of the Company's NOL carryforwards is computed based on the average taxable income for the most recent three years projected forward for three years. During 1995 and 1994, the net realizable value of the NOL carryforwards increased and the Company reduced the valuation reserve related to the NOL carryforwards by $2.5 million and $2.4 million, respectively.
These favorable adjustments of the valuation reserve were recorded as reductions of income tax expense. Expected utilization of the net deferred tax assets is contingent upon the Company earning in the aggregate approximately $11 million of taxable income in future years.

Because the deferred tax asset valuation reserve at December 31,
1995 is only $0.2 million, income tax expense reported for book purposes in future years will not be significantly reduced by changes in the reserve.  As a result, income tax expense for book purposes  in future years is anticipated to approximate the amount that would be reported by applying statutory rates.
However, the Company will not make significant federal income tax payments until the Company earns additional taxable income
in excess of $11 million.   See Note 13  to the consolidated
financial statements for additional information on income taxes.

Effective January 1, 1995, the Company adopted Statement of
Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and recorded a charge of $0.2 million, net of income tax benefit, principally related to a Fosterweld facility held for sale (see Note 2 to consolidated financial statements).

The Year 1994 Compared to the Year 1993

For 1994, net income was $5.4 million or $0.55 per share compared to a 1993 net income of $1.6 million or $0.16 per share. In 1994, cost of goods sold was reduced by $0.3 million and selling and administrative expenses were reduced by $0.6 million as a result of a change in the Company's policy for employee vacations. Results for 1993 included a first quarter gain of $0.7 million from the initial adoption of SFAS No. 109, "Accounting for Income Taxes" (see Note 2 to consolidated financial statements).

Net sales in 1994 were $234 million or an increase of 10% over
the 1993 period.   Rail products' net sales improved in 1994 to
$88.9 million or 18% from 1993 as sales of new rail products for transit projects and used rail products substantially increased.
Construction products' net sales for 1994 of $85.5 million
were 25% higher than the 1993 period as a result of higher
sales of piling and fabricated products.  Tubular products' net sales in 1994 decreased to $59.9 million or 13% from 1993 as improvements in coated pipe operations were more than offset by
declines in the other tubular units.   Changes in net sales
primarily are the result  of changes in volume rather than
changes in prices.

The gross margin percentage for the total company in both years was approximately 12%.  Rail products' gross margin percentage remained at approximately 16%.  Improvements in margins for used rail products were offset by the lower margins earned on new rail products provided for transit projects and a higher LIFO
provision.   Construction products' gross margin percentage
declined slightly as higher sales and margins in fabricated
products were more than offset by reduced revenues and margins in pile driving equipment operations and the increase in lower margin piling sales.  The gross margin percentage for the
Company's tubular products segment remained approximately 6%.
Improved selling margins in most tubular units were offset by reduced margins for the Company's threaded pipe unit and a
higher LIFO provision.

Selling and administrative expenses in 1994 were unchanged in total from 1993 as lower insurance expense and the effect of the change in the employee vacation policy offset an incentive compensation provision. Interest expense declined 14% as a result of lower interest rates due to the expiration of the Company's swap agreements. Other income in 1994 included a gain of $0.3 million from the sale of the Company's Houston, Texas sales office and equipment depot. Other expense in 1993 included a charge of $0.4 million for the shutdown of certain tubular yard and plant facilities.

The income tax rate was less than the statutory rate in both the 1994 and 1993 periods principally as a result of changes in net deferred tax assets and liabilities. During 1994 and 1993, the Company reduced the valuation reserve related to the NOL carryforwards by $2.4 million and $0.3 million, respectively.

Liquidity and Capital Resources

The Company's ability to generate internal cash flow
("liquidity") results from the sale of inventory and the collection of accounts receivable. During 1995, the average turnover rates for accounts receivables and inventories were relatively unchanged from the prior year. Working capital at December 31, 1995 was $57.9 million compared to $52.5 million at December 31, 1994.

During 1995, the Company had capital expenditures of $4.1 million. The Company's capital expenditures were principally related to trackwork production equipment, the Newport coated pipe facility and the pile driving equipment rental pool.
Capital expenditures in 1996 are expected to be approximately $3 million and are anticipated to be funded by cash flows from operations.

During 1995, the Company executed a restated and amended
revolving credit agreement.  The amended agreement increased the borrowing commitment available to $45 million from $40 million, slightly reduced interest rates and extended the term of the
agreement to July 1, 1999.   Borrowings under the agreement are
secured by accounts receivable and inventory.

Total revolving credit agreement borrowings at December 31, 1995 were $29.8 million or a decrease of $4.2 million from the end of the prior year. Outstanding letters of credit at December 31, 1995 were $1.1 million. At December 31, 1995, the Company had approximately $14.1 million in unused borrowing commitment.
Management believes its internal and external sources of funds are adequate to meet anticipated needs.

Other Matters

The Company currently owns stock with a book value of approximately $2.0 million in a privately-held corporation. The market value of the stock is not readily determinable and, therefore, the investment is recorded in the Company's accounts at its historical cost of $0.2 million (see Note 7 to consolidated financial statements). The Company has been advised that plans are being formulated to sell this business.
Although no assurances can be given as to the timing or results of these plans, the Company believes that the potential sales price could significantly exceed the privately-held corporation's book value.

The Company has made a decision to divest its Fosterweld operations. Discussions with potential buyers concerning the Parkersburg, West Virginia facility, which has fixed assets and working capital with carrying values of approximately $3.0 million and $5.0 million, respectively, are currently ongoing.
The outcome of these discussions, however, is uncertain at this time. Additionally, the Company has reached an agreement to sell its facility at Windsor, New Jersey, which has fixed assets with a carrying value of $1.0 million. These fixed assets have been classified on the consolidated balance sheet as property held for resale (see Note 5 to consolidated financial statements). Additionally, the Company has decided to reduce its investment in warehouse pipe products and concentrate its efforts on the sale and marketing of coated line pipe. These actions are not expected to have a material impact on the financial condition of the Company. Management continues to evaluate the overall performance of certain operations. A decision to terminate an existing operation could have a material effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.

Outlook

The Company's future operating results may be affected by a
number of factors.  The Company is dependent upon a number of major suppliers. If a critical supplier had operational problems or ceased making material available to the Company, operations could be adversely affected. In particular, approximately 70% of the materials sold by the construction products segment are
purchased from one supplier.    The Company's operations are in
part dependent on governmental funding of infrastructure
projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company.  Additionally,
governmental actions concerning taxation, tariffs, the
environment or other matters could  impact  the operating
results of the Company.  The Company's operations results may also be affected by the weather.

Although backlog is not necessarily indicative of future
operating results, total Company backlog at December 31, 1995 was approximately $81 million or equal to the backlog at the end
of the previous year.   The following table provides the backlog
by business segment.

            			                           December 31,
                                			1995     	1994     	1993
                                    (Dollars in thousands)
Backlog:
 Rail Products                    $43,879  	$47,582	  $34,502
	Construction Products            	28,239   	18,574	   27,172
	Tubular Products	                  8,857   	14,776   	13,697
		  Total Backlog                	$80,975  	$80,932  	$75,371

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994

ASSETS (In thousands)	                            1995	           1994
CURRENT ASSETS:
Cash and cash equivalents	                 $     1,325	     $    1,180
Accounts receivable (Note 3)                   	48,277         	46,421
Inventories (Note 4)                           	40,304         	43,651
Current deferred tax assets (Note 13)           	1,005            	897
Other current assets                              	831            	666
Property held for resale (Note 5)                 	985
Total Current Assets	                           92,727         	92,815

PROPERTY, PLANT AND EQUIPMENT -
at cost (Note 6)	                               22,605         	23,367

PROPERTY HELD FOR RESALE (Note 5)               	4,545	          2,459

DEFERRED TAX ASSETS (Note 13)                   	2,018          	1,428

OTHER ASSETS (Note 7)                           	2,528          	2,516

TOTAL ASSETS                                	$ 124,423      	$ 122,585

LIABILITIES AND STOCKHOLDERS' EQUITY (In thousands, except share data)

CURRENT LIABILITIES:
Short-term borrowings (Note 8)	              $   9,750      	$  13,920
Current maturities of long-term debt (Note 9)   	1,266            	798
Accounts payable - trade                       	18,065         	19,775
Accrued payroll and employee benefits           	2,682          	2,524
Other accrued liabilities                       	3,105          	3,279
Total Current Liabilities                      	34,868         	40,296

LONG-TERM DEBT (Note 9)                        	25,034         	22,377

OTHER LONG-TERM LIABILITIES                     	1,348          	1,593

COMMITMENTS AND CONTINGENT LIABILITIES (Note 18)

STOCKHOLDERS' EQUITY (Notes 8, 10 and 11):
Class A Common stock, issued 10,188,739
 shares in 1995 and 10,178,739 shares in
 1994                                             	102	            102
Paid-in capital	                                35,148         	35,118
Retained earnings                              	28,480         	23,656
Treasury stock - at cost, Class A Common
 stock, 256,001 shares	                           (557)          	(557)
Total Stockholders' Equity                     	63,173         	58,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 124,423      	$ 122,585

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED
DECEMBER 31, 1995

(In thousands, except per share)              	1995        	1994        	1993
NET SALES                               	$  264,985  	$  234,262  	$  212,291

COSTS AND EXPENSES:
Cost of goods sold                         	235,770     	206,665     	187,788
Selling and administrative expenses         	22,446      	21,413	      21,400
Interest expense	                             2,840       	2,067       	2,408
Other (income) expense                        	(777)       	(274)        	157

                                       					260,279     	229,871     	211,753

INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES                      	4,706       	4,391         	538

INCOME TAX BENEFIT (Note 13)                  	(337)	     (1,049)        (361)

INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGES IN ACCOUNTING PRINCIPLES        	5,043       	5,440         	899

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
  PRINCIPLES (Note 2)                         	(219)                    		670

NET INCOME                              	$    4,824	  $    5,440  	$    1,569

EARNINGS PER COMMON SHARE:

Income before cumulative effect of
  changes in accounting principles       $     0.51   $     0.55   $    	0.09

Cumulative effect of changes in
  accounting principles                       (0.02)                    	0.07

EARNINGS PER COMMON SHARE (Note 12)      $     0.49    $    0.55  	$    	0.16

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE THREE YEARS
ENDED DECEMBER 31, 1995

(In thousands)	                                1995         1994 	       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                	$  4,824     $  5,440    	$  1,569
Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities:
   Deferred income taxes                      	(565)     	(1,228)       	(427)
   Depreciation and amortization             	2,774       	2,932       	2,763
   Gain on sale of property, plant and
    equipment                                 	(532)       	(635)       	(558)
	  Cumulative effect of change in
    accounting principle	                       219                      (670)
Change in operating assets and liabilities:
   Accounts receivable                      	(1,856)	    (10,560)         	74
   Inventory                                 	2,878      	(4,240)        	646
   Other current assets                       	(165)         	49        	(251)
   Other noncurrent assets                    	(171)        	309         	483
   Accounts payable - trade                 	(1,710)      	2,526	       1,100
   Accrued payroll and employee benefits       	158         	354         	440
   Other current liabilities                  	(174)       	(238)	     (1,227)
   Other liabilites	                           (245)        (384)         (19)

   Net Cash Provided (Used) by Operating
    Activities	                               5,435      	(5,675)       3,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant
 and equipment	                               3,880        2,107        2,428
Acquisition of business (Note 14)		                                   	(4,784)
Capital expenditures on property, plant
 and equipment                              	(4,074)     	(2,800)      (1,610)

   Net Cash Used by Investing Activities      	(194)       	(693)     	(3,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds of revolving credit
 agreement borrowings                        (4,170)      	7,420           45
Exercise of stock options	                       30
Repayments of long-term debt (Note 9)	         (956)      (1,085)     	(1,130)
 	 Net Cash (Used) Provided by Financing
    Activities	                              (5,096)       6,335      	(1,085)

Net Increase (Decrease) in Cash and Cash
 Equivalents	                                   145	         (33)      (1,128)
Cash and Cash Equivalents at Beginning of
 Year	                                        1,180	       1,213        2,341
Cash and Cash Equivalents at End of Year   	$ 1,325      $ 1,180      $ 1,213

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid                              	$ 2,906      $ 1,933     	$ 2,481
Income Taxes Paid                          	$   188     	$    78     	$    70

During 1995, 1994, and 1993, the Company financed certain capital expenditures and related maintenance agreements totaling
$4,081,000, $415,000 and $819,000, respectively, through the issuance of capital leases.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED
DECEMBER 31, 1995

                   	       	Class A
                            Common    	Paid-in   	Retained   Treasury
(In thousands)		             Stock    	Capital	   Earnings	  Stock     	Total
Balance, January 1, 1993	   $ 102     $ 35,118  	$ 16,647	  $ (557)  $ 51,310
Net Income			                                       1,569             		1,569

Balance, December 31, 1993   	102     	 35,118	    18,216     (557)    52,879
Net Income			                                       5,440             		5,440

Balance, December 31, 1994   	102	      35,118    	23,656    	(557)   	58,319
Net Income			                                       4,824	            	 4,824
Exercise of option to purch-
 ase 10,000 shares of Class A
 Common stock (Note 11)                  	 	30                          			30

Balance, December 31, 1995 	$ 102    $  35,148  	$ 28,480  	$ (557)  $ 63,173

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.
Summary of Significant Accounting Policies

Basis of financial statement presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The term "Company" refers to
L. B. Foster Company and its subsidiaries, as the context requires.

Cash equivalents - The Company considers securities with maturities of three months or less, when purchased, to be cash equivalents.

Inventories - Inventories are generally valued at the lower of the last-in, first-out (LIFO) cost or market. Other inventories of the Company, approximately 11% in 1995 and 1994, are valued at average cost or market, whichever is lower.

Property, plant and equipment - Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and
amortization are removed	from the accounts and the resulting
gain or loss, if any, is reflected in income. Depreciation and amortization are provided based upon the estimated useful lives principally under the straight-line method. Leasehold improvements are amortized over the lives of the respective
leases or the	lives of the improvements, whichever is shorter.
Pile driving equipment held for rental is classified as property, plant and equipment.

Financial derivatives - To hedge against exposures to changes in interest rates on variable rate debt, the Company enters into interest rate swap agreements. The effects of movements in interest rates on these instruments are recognized as they occur.

Environmental remediation and compliance - Environmental remediation costs are accrued, except to the extent costs can be capitalized, based on estimates of known environmental remediation exposures. Environmental compliance costs, which principally include the disposal of waste generated by routine operations, are expensed as incurred. Capitalized environmental costs are depreciated, when appropriate, over their useful life.

Net sales - Customers are invoiced and income is	recognized when
material is shipped from stock or when the Company is billed for material shipped directly from the vendor. Gross sales are reduced by sales taxes, discounts and freight to determine net sales.

Income taxes - The Company accounts for income tax expense and liabilities under the liability method.

Use of estimates - The preparation of financial	statements in
conformity with generally accepted	accounting principles
requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-based compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company follows the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in
accounting for	stock-based compensation, and accordingly,
recognizes no compensation expense for stock option grants.

Note 2.

Change in Accounting Principles

The Company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in its financial statements for the year ended December 31, 1995. The cumulative effect as of January 1, 1995 of adopting Statement 121 decreased net income by $219,000, net of an income tax benefit of $134,000, or $0.02 per share. The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," in its financial statements for the year ended December 31, 1993. The cumulative effect as of January 1, 1993 of adopting Statement 109 increased net income by $670,000 or $0.07 per share.

Note 3.
Accounts Receivable

Accounts receivable at December 31, 1995 and 1994 are summarized as follows (in thousands):

         			                          1995	         1994
Trade                             $ 49,966      $ 47,872
Allowance for doubtful accounts	    (1,800)      	(1,615)
Other                                 	111          	164
                                  	$48,277      	$46,421

The Company's customers are in the rail, construction and tubular segments of the economy. As of December 31, 1995 and 1994, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows (in thousands):

                                      1995         	1994
Rail                              	$21,366      	$20,304
Construction                       	17,169       	17,719
Tubular                             	9,631        	8,234
                                 		$48,166      	$46,257

Credit is extended on an evaluation of the customer's financial condition and generally collateral is not required.

Note 4.
Inventories

Inventories at December 31, 1995 and 1994 are summarized as follows (in thousands):

                                  				 1995  	            1994
Finished goods	                     $33,570           	$28,495
Work-in-process                      	6,687            	14,242
Raw materials                        	2,659              2,971
Total inventories at current costs	  42,916            	45,708

Less:
	   Current cost over LIFO
      stated values                 	(2,012)           	(1,457)
    Reserve for decline in market
      value of inventories            	(600)             	(600)
                                   	$40,304           	$43,651

At December 31, 1995 and 1994, the LIFO carrying value of inventories for book purposes exceeded the LIFO carrying value for tax purposes by approximately $3,516,000 and $3,374,000, respectively. During 1995, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs which were lower than the costs of current purchases. The effect of these reductions in 1995 was to decrease cost of goods sold by $287,000.

Note 5.
Property Held for Resale

Property held for resale at December 31, 1995 and 1994 consists of the following (in thousands):

Location                          	1995               	1994
Parkersburg, WV                 	$2,920
Windsor, NJ	                        985             	$1,253
Marrero, LA	                        615                	615
Houston, TX                        	261                	261
Navasota, TX	                       356
Other	                              393                	330
Property held for resale         	5,530              	2,459
Assets having sales commit-
  ments within one year            	985
                                	$4,545             	$2,459

The Parkersburg, WV location produces Fosterweld spiralweld pipe used for water transmission and other applications. During 1995, the Company decided that this product did not meet the Company's long-term strategic goals. The assets of this operation include machinery and equipment, buildings and leasehold improvements. During 1995, the location generated net sales and operating profit of approximately $10,300,000 and $300,000, respectively, which are included in the Company's tubular segment. The Company is currently negotiating with several buyers. However, the outcome of these discussions is uncertain at this time.

The Windsor, NJ location formerly produced Fosterweld pipe and was used for yard storage. Assets of the location consist of land and land improvements no longer used in the Company's business. The cumulative effect of adopting SFAS No. 121 includes an impairment loss of $268,000 based upon the estimated sales value of the assets, net of related costs to sell. The Company anticipates disposing of these assets during 1996.

The Marrero, LA location was formerly used for yard storage. Assets of the location consist of land no longer used in the Company's business. The land is currently being leased to a third party. The Company does not anticipate disposing of the land during 1996.

The Houston, TX location was formerly a pipe coal tar coating facility. Assets of the location consist of land no longer used in the Company's business. The land has been listed for sale, although no assurances can be given that the land will be sold during 1996.

The Navasota, TX location produces couplings used in the Company's threaded products business and is included in the tubular products' business segment. The assets of this operation include machinery and equipment, buildings and land. During 1995, the Company received an offer from a third party to buy the facility and to produce couplings for use in the Company's operations. The Company has entered into an operating lease agreement with the third party for six months with an option to buy. If the third party does not purchase the property, the operating lease converts to a capital lease for five years based on a market value of $800,000, with an option to buy. Separate net sales and operating profits for this location cannot be identified.

Other consists of various machinery and equipment. The cumulative effect of adopting SFAS No. 121 includes an impairment loss of $86,000 related to these assets based upon their estimated sales value net of related costs to sell.

Note 6.
Property, Plant and Equipment

Property, plant and equipment at December 31, 1995 and 1994 consists of the following (in thousands):

                                          	1995             	1994
Land                                  	$  6,700         	$  6,700
Improvements to land and leaseholds      	3,867            	5,092
Buildings                                	2,563            	4,808
Machinery and equipment, including
  equipment under capitalized leases
  of $7,728 in 1995 and $4,114 in 1994  	23,862           	31,424
Rental pile driving equipment	            6,251            	6,872
Construction in progress	                   318              	222
                                       		43,561           	55,118
Less accumulated depreciation and
  amortization, including accumulated
  amortization of capitalized leases
  of $1,663 in 1995 and $1,117 in 1994	  20,956           	31,751
                                      	$ 22,605         	$ 23,367

Property, plant and equipment include certain capitalized
leases.  The following is a schedule, by year, of the
future		minimum payments under these leases, together with the
present value of the net minimum payments as of December 31, 1995 (in thousands):

Year ending December 31,                            	Amount
1996                                                	$1,718
1997                                                 	1,663
1998                                                 	1,566
1999                                                 	1,176
2000 and thereafter	                                  1,494
Total minimum lease payments                         	7,617
Less amount representing interest	                    1,317
Total present value of minimum
  payments  (Note 9)                                 	6,300
Less current portion of such obligations	             1,266
Long-term obligations with interest rates
  ranging from 6.92% to 11.42%	                      $5,034

Note 7.
Other Assets

At December 31, 1995 and 1994, other assets include notes
receivable and accrued interest totaling $1,896,000 and
$1,573,000, respectively, from investors in a private corporation.
The notes, which are recorded at face value, are due	if there is a
change in ownership of the private corporation or March 31, 1997, whichever occurs earlier. Additionally, the Company owns stock in the private corporation which is recorded at historical cost of $193,000.

Note 8.
Short-Term Borrowings

Effective November 1, 1995, the Company renegotiated	its $45,000,000
revolving credit agreement. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate. The interest rates are adjusted quarterly based on the fixed charge coverage ratio defined in the agreement. The ranges are prime to prime plus 0.25% , the CD rate plus 0.45% to the CD rate plus 1.125%, and the Euro-bank rate plus 0.45% to the Euro-bank rate plus 1.125%. Borrowings under the agreement, which expires July 1, 1999, are secured by accounts receivable and inventory.

The agreement includes financial covenants requiring a	minimum net
worth, a fixed charge coverage ratio, a leverage ratio and a current ratio.
The agreement also 	places restrictions on dividends,
investments, capital	expenditures,  indebtedness and sales of
certain assets.   As of December 31, 1995, the Company was in
compliance	with all the agreement's covenants.  At December 31,
1995, the Company had borrowed $29,750,000 under the	agreement
of which $20,000,000 was classified as long-	term (see Note 9).
Under the agreement, the Company	had approximately $14,122,000
in unused borrowing	 commitment at December 31, 1995.  At
December 31, 	1995,  $2,497,000 was available for future
dividend	payments.

Note 9.
Long-Term Debt and Related Matters

Long-term debt at December 31, 1995 and 1994 consists of	the
following (in thousands):

         	                                   1995            	1994
Revolving Credit Agreement with
   weighted average interest rate of
   6.57% at December 31, 1995 and
   7.33% at December 31, 1994,
   expiring July 1, 1999                 	$20,000         	$20,000
Lease obligations payable in
   installments through 2002 with a
	  weighted average interest rate of
	  8.0% at December 31, 1995 and
   9.45% at December 31, 1994              	6,300           	3,175
                                         		26,300          	23,175
	Less current maturities	                   1,266             	798
                                        		$25,034         	$22,377

The $20,000,000 revolving credit borrowings included in
long-term debt were obtained under the revolving
loan		agreement discussed in Note 8 and are subject to the
same	terms and conditions.  This portion of the borrowings is
classified as long-term because the Company does not anticipate reducing the borrowings below $20,000,000 during 1996.

During 1995, the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its revolving credit borrowings. The LIBOR interest rate on the $10,000,000 swap agreement, which expires June 1999, is 6.142%. The Company believes that the credit and market risks associated with this agreement are not material. Any additional interest expense incurred under the agreement is accrued currently and paid quarterly.

The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 1995 are as follows: 1996 -
$1,266,000; 1997 - $1,312,000; 1998 - $1,322,000; 1999 -
$21,030,000; and 2000 and beyond - $1,370,000.

Note 10.
Stockholders' Equity

At December 31, 1995 and 1994, the number of authorized shares of the Company's Class A Common stock were 20,000,000 shares and Class B Common stock were 1,391,000 shares. No Class B Common shares were issued. The Company's Class A and Class B Common stock each have a par value of $.01 per share and are generally identical except that the Class B Common stock has no stockholder voting rights, and except that such holders shall be entitled to one vote per share on matters such as consolidation or merger of the Company. Class B Common stock may be converted at any time on a share-for-share basis into Class A Common stock.

No cash dividends on Common stock were paid in 1995, 1994, and 1993.

Note 11.
Stock Options

The 1985 Long-Term Incentive Plan (Plan) of the Company, as amended and restated in March 1994, provides for the award of options to key employees and directors to purchase up to 1,500,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. The Plan provides for the granting of "nonqualified options" and "incentive stock options" with a duration of not more than ten years from the date of grant. The Plan also provides that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant. Stock to be offered under the Plan may be authorized but unissued Common stock or previously issued shares which have been reacquired by the Company and held as Treasury shares. At December 31, 1995, 1994 and 1993, Common stock options outstanding under the Plan had option prices ranging from $2.63 to $6.00, with a weighted average price of $3.35, $3.33, and $3.25 per share, respectively.

The Option Committee of the Board of Directors which administers the Plan may, at its discretion, grant stock appreciation rights at any time prior to six months before an option's expiration date. Upon exercise of such rights, the participant surrenders the exercisable portion of the option in exchange for payment (in cash and/or Common stock valued at its fair market value) of an amount not greater than the spread, if any, by which the average of the high and low sales prices quoted in the Over-the-Counter Exchange on the trading day immediately preceding the date of exercise of the stock appreciation right exceeds the option price. No stock appreciation rights were issued or outstanding during 1995, 1994 or 1993.

Options exercised during 1995 totaled 10,000 shares at an exercise price of $3.00 per share. There were no options exercised during 1994 and 1993.

Certain information for the three years ended December 31, 1995 relative to employee stock options is summarized as follows:

                         									1995       	1994       	1993
Number of shares under
 Incentive Plan option:
  Outstanding at begin-
  ning of year                	975,000    	725,000	    651,625
 Granted                       	25,000    	256,000     	74,000
 Canceled                     	(25,000)    	(6,000)      	(625)
 Exercised	(10,000)
Outstanding at end of year    	965,000    	975,000	    725,000
Exercisable at end of year    	748,000    	712,500	    649,500
Number of shares available
 for future grant:
Beginning of year             	316,250     	66,250    	139,625
End of year	                   316,250    	316,250     	66,250

Note 12.
Earnings Per Common Share

Earnings per common share are computed by dividing net	income
by the average number of Class A Common shares	and common stock
equivalents outstanding during the year.  The weighted average
number of Class A Common	shares outstanding during the year
ended December 31, 1995 were approximately 9,927,000 and approximately 9,923,000 during the years ended 1994 and 1993.

Common stock equivalents are the net additional
number 	of shares which would be issuable upon the exercise of
the outstanding  common stock options (see Note 11),	assuming
that the Company used the proceeds to purchase additional shares
at market value.	Common stock equivalents had no material effect
on the computation of earnings per share for the three years ended December 31, 1995.


Note 13
Income Taxes

Effective January 1, 1993, the Company changed its method of
accounting for income taxes as required by	Statement No. 109,
"Accounting for Income Taxes," (see Note 2).  The cumulative
effect of adopting Statement 109	as of January 1, 1993 was to
increase net income by $670,000.

At December 31, 1995, the Company has available net operating loss carryforwards of approximately $7,800,000 for federal income tax purposes that expire in 2001. The federal carryforwards resulted from losses generated in 1986. The tax benefit of net operating loss carryforwards available for state income tax purposes was approximately $800,000 as of December 31, 1995. The Company also has alternative minimum federal tax credit carryforwards at December 31, 1995 of approximately $1,000,000. For financial purposes, a valuation allowance of $200,000 has been recognized to offset the deferred tax assets related to the state income carryforwards. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows (in thousands):

         				                         	1995        	1994
Deferred tax liabilities:
  Depreciation                      	$1,227      	$  602
  Other - net	                          (60)         	68
  Total deferred tax liabilities     	1,167         	670

Deferred tax assets:
  Net operating loss	carryforwards   	3,419       	4,496
  Tax credit carryforwards             	971         	886
  Other - net                                      		312
  Total deferred tax assets          	4,390	       5,694

     Valuation allowance for
      deferred tax assets              	200       	2,699
     Deferred tax assets             	4,190       	2,995
Net deferred tax assets             	$3,023      	$2,325

The valuation allowance for deferred tax assets was reduced by $2,499,000, $2,374,000 and $322,000 during 1995, 1994 and 1993, respectively.


Significant components of the provision for income taxes are as follows (in thousands):

                                    	1995       	1994       	1993
Current:
  Federal                         	$  102     $    81     	$   13
  State	                              126         	98         	53
Total current                        	228        	179         	66

Deferred:
  Federal                           	(339)    	(1,182)      	(388)
  State                             	(360)       	(46)       	(39)
Total deferred                      	(699)    	(1,228)      	(427)

Total income tax benefit           $ (471)    $(1,049)    	$ (361)

Income tax benefit is included in the consolidated statements of income as follows (in thousands):

                              							1995       	1994       	1993
Continuing operations              	$(337)   	$(1,049)     	$(361)
Cumulative effect of
   accounting change                	(134)
                                				$(471)   	$(1,049)	     $(361)

The reconciliation of income tax computed at statutory rates to income tax benefit is as follows:

                                     1995       	1994        	1993
Statutory rate	                      34.0%      	34.0%	       34.0%
State income tax                    	(3.0)       	0.7         	1.6
Nondeductible expenses	               3.0	        3.1        	11.7
Net operating loss                 	(22.9)     	(28.6)      	(64.5)
Change in valuation reserve        	(30.2)     	(25.5)      	(61.7)
Prior period tax	                    13.2      	(11.5)
Other                               	(1.3)       	3.9	        11.8
                                   		(7.2)%    	(23.9)%     	(67.1)%

Note 14.
Acquisitions

In May 1993, the Company acquired the rail-related assets and assumed the trade payables of Midwest Corporation, a subsidiary of UNR Industries for $4,784,000. The purchase includes a plant in Pomeroy, Ohio for manufacturing light trackwork and Midwest's distribution business for new and used rail products.

The acquisition has been reported using the purchase method of accounting and has been included in operations since the date of acquisition. The purchase price was allocated to the assets and liability based on the estimated fair values as of the acquisition date. Cost in excess of net assets acquired is being amortized on a straight-line basis over 25 years.

Note 15.
Rental and Lease Information

The Company leases certain plant facilities, office facilities
and equipment. Rental expense for the years	ended December 31,
1995, 1994 and 1993 amounted to	$1,867,000, $1,693,000, and
$1,877,000, respectively.

At December 31, 1995, the Company is committed to total minimal
rental payments under all noncancellable	operating leases of
$1,417,000 .  Generally, these leases	include escalation
clauses.

The minimum future rental commitments are payable as follows:
1996 - $863,000; 1997 - $377,000; 1998 - $87,000; 1999 -
$70,000; and 2000 - $20,000.

Note 16.
Retirement Plans

Substantially all of the Company's hourly paid employees are covered by one of the Company's noncontributory, defined benefit plans. Hourly nonunion employees are also covered by a defined contribution plan with contributions fixed at $0.12 per hour
worked.  Substantially all of the Company's salaried	employees
are covered by a defined contribution plan established by the Company.

Benefits for hourly employees over age 21 are generally	based on
hours of service. The salaried plan for employees over age 21 is based on years of qualifying service.

The Company's funding policy for defined benefit plans is to
contribute the minimum required by the Employee	Retirement
Income Security Act of 1974.  Net periodic	pension cost for the
three years ended December 31, 1995 is summarized as follows (in thousands):

                        		  			1995     	1994	      1993
Service cost                	$   71   	$   78    	$   61
Interest cost                  	121      	110	        99
Actual return on plan assets  	(131)    	(120)     	(114)
Other                           	(3)      	(3)      	(11)
Net periodic pension cost   	$   58   	$   65    	$   35

The hourly plan assets consist of allocated and unallocated
insurance contracts.  The following table	 presents a
reconciliation of the funded status of the defined
benefit plans at December 31, 1995 and 1994	with the accrued
pension cost included in other current liabilities on the Company's balance sheet (in thousands):

                                						1995	                   1994
								                           Underfunded    	Overfunded    	Underfunded
						                               	Plans	          Plan 		         Plan
Projected benefit obligation:
	 Vested benefits                   	$1,810           	$1,106        $  268
  Nonvested benefits	                    67	               25	           24
Total projected benefit obligation   	1,877            	1,131          	292
Fair value of plan assets	            1,718            	1,404          	190
Excess (deficit) of plan assets
 over projected benefit obligation    	(159)             	273         	(102)
Unrecognized net transition asset     	(121)            	(125)          	(5)
Unrecognized prior service cost	         88                	8           	86
Unrecognized net (gain) loss            	31	             (266)         	(20)
Adjustment for minimum liability      	(126)	                          	(61)
Accrued pension cost                	$ (287)	          $ (110)      	$ (102)

The Company's defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute from 2% to 15% of their annual compensation and receive a 50% matching employer contribution on up to 6% of their annual compensation.

Further, the plan requires an additional matching employer contribution, based on the ratio of the Company's pretax income to equity, up to 50% of 6% of the employee's annual compensation. Additionally, the Company contributes 1% of all salaried employees' annual compensation to the plan without regard for employee contribution. The Company may also make additional discretionary contributions to the plan. The defined contribution plan expense was: $727,000 in 1995, $710,000 in 1994 and $431,000 in 1993.

Assumptions used to measure the projected benefit obligation and develop net periodic pension costs for the three years ended
December 31, 1995 were:

                                	1995     	1994     	1993
Assumed discount rate             	7%	       8%   	7 1/4%
Expected rate of return on
  plan assets                     	8%       	8%       	8%

As a result of the change in the discount rate, the
projected	 benefit obligation as of December 31, 1995 is
approximately $270,000 more than it would have been using the
previous	 8% discount rate.  The change had no effect on net
pension cost in 1995.


Note 17.
Related Party Transactions

As of January 1, 1993, the Company entered into an agreement
with Foster Industries, Inc. ("FII"), the	Company's predecessor,
to share the environmental remediation costs up to $2,700,000
associated with a 	former coal tar pipe coating operation.  For
the three years ended December 31, 1995, the 	 Company's
president and chief executive officer and a director were
officers, shareholders and directors of  FII.  During 1994 and
1993, the Company contributed 	 $89,000 and $1,372,000,
respectively, and FII contributed $56,000 and $918,000, respectively, to remediate the site. This cleanup was completed during 1994.

Note 18.
Commitments and Contingent Liabilities

The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future
remediation and other compliance efforts, in	the opinion of
management, compliance with the present	environmental protection
laws will not have a material adverse effect on the financial
condition, competitive	position, or capital expenditures of the
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

At December 31, 1995, the Company had outstanding	 letters of
credit of approximately $1,128,000.

Note 19.
Risks and Uncertainties

The Company's future operating results may be affected by a
number of factors.  The Company is dependent upon	a number of
major suppliers.  If a critical supplier had	 operational
problems or ceased making material available to the Company, operations could be adversely affected. In particular, approximately 70% of the materials sold by the construction products segment are purchased from one supplier. The Company's operations are in part dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, governmental actions concerning taxation, tariffs, the environment or other matters could impact the operating results of the Company. The Company's operations results may also be affected by the weather.

Note 20.
Fair Values of Financial Instruments

The following methods and assumptions were used to	estimate the
fair value of financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts receivable and accounts payable: The carrying amount of accounts receivable and accounts payable approximates fair value.

Short-term and Long-term debt: The carrying amount of the revolving credit facility approximates fair value.

The carrying amounts of the Company's financial	instruments at
December 31, 1995, approximate fair 	value with the exception of
the interest rate swap	agreement.  At December 31, 1995, the
interest rate	swap agreement had no book value but had an
intrinsic value of ($260,000) if the swap agreement had been canceled according to its terms on December 31, 1995.


Note 21.
Business Segments

L. B. Foster Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.

The Company's rail segment provides a full line of new and used rail, trackwork and accessories to railroads, mines and industry. The Company also designs and produces bonded rail joints, power rail, track fasteners, catenary systems, coverboards and special accessories for mass transit and other rail systems.

The Company's construction segment sells and rents steel sheet piling and H-bearing pile for foundation and earth retention requirements and pile driving equipment and accessories for driving piling. In addition, the Company sells bridge decking, expansion joints, sign structures and other products for highway construction and repair.

The Company's tubular segment supplies pipe and pipe coatings for pipelines and utilities. Additionally, the Company
manufactures spiralweld pipe for water	transmission lines,
foundation piling, slurry lines and 	many other applications.
The Company also produces pipe-related products for special
markets, including	water wells and irrigation.

The Company markets its products directly in all	major
industrial areas of the United States through	a national sales
force.

A summary of revenues, operating profit, identifiable assets, depreciation and amortization, and capital expenditures of each business segment for the three years ended December 31, 1995 follows (in thousands):

         											                       		1995
                 Net  		 	Operating  	Identifiable  	Depreciation/   Capital
                 Sales   	   Profit        	Assets  	Amortization  Expenditures
Rail products     $111,582  	$  5,705    	$ 48,622     	$   570      	$    347
Construction
 products           88,735     	2,592      	32,652       	1,018	         1,346
Tubular
 products           64,668       	720	      33,658 	      1,160         	2,375
                   264,985     	9,017     	114,932       	2,748         	4,068
Corporate and
 other		                                     9,491          	26             	6
   Total          $264,985      9,017    	$124,423     	$ 2,774       	$ 4,074
Nonoperating
 income (expense):
  General corp-
  orate expense
  and unallocated
  other income
  and expense -
  net	                        	(1,471)
Interest expense             		(2,840)
Income before
 income taxes	              	$  4,706

                                          			1994
	                Net      Operating 	Identifiable 	Depreciation/	 Capital
                 Sales   	Profit/Loss    	Assets   	Amortization  Expenditures
Rail products    $ 88,862 	$ 6,052    	$  46,426   	$   357      	$    319
Construction
 products          85,488   	4,245       	34,923     	1,079         	1,709
Tubular
 products          59,912  	(2,063)	      33,579     	1,347           	763
                  234,262   	8,234      	114,928     	2,783         	2,791
Corporate and
 other	                                   	7,657       	149             	9
  Total          $234,262	   8,234     	$122,585   	$ 2,932	       $ 2,800
	Nonoperating
  income
  (expense):
  General corp-
  orate expense
  and unallocated
  other income
  and expense -
  net		                     (1,776)
Interest expense          		(2,067)
Income before
 income taxes	            	$ 4,391

                                            	1993
                  Net				  Operating	  Identifiable	 Depreciation/   Capital
                  Sales	   Profit/Loss     Assets	   Amortization	 Expenditures
Rail products    $ 75,141 	$ 5,444       	$  34,323    	$    233	    $    149
Construction
 products          68,633   	2,701          	32,060       	1,103         	514
Tubular
 products          68,517  	(2,867)         	34,838       	1,107         	813
                  212,291   	5,278	         101,221       	2,443       	1,476
Corporate and
 other	                                      	6,916         	320         	134
	  Total         $212,291  	 5,278        	$108,137     	$ 2,763	     $ 1,610
Nonoperating
 income
 (expense):
  General corp-
  orate expense
  and unallocated
  other income
  and expense -
  net	                     	(2,332)
Interest expense   	       	(2,408)
Income before
 income taxes	            	$   538

Sales  for export were $14,286,000 in 1995, $16,597,000 in 1994 and $23,062,000 in 1993. Sales to any individual customer do not exceed 10% of consolidated net sales. Sales between segments are immaterial. Identifiable assets by segment are those assets that are used exclusively by such segments. Corporate assets are principally cash, investments and deferred tax assets.

Depreciation and capital expenditure amounts for the construction products segment include the regular replacement and depreciation of rental pool assets.

Note 22.
Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 1995 and 1994 is presented below (in thousands, except per share amounts):

         					                       1995
				                     First     	Second    	Third    	 Fourth
                        	Quarter   	Quarter   	Quarter   	Quarter	   Total
Net sales               	$ 55,456  	$ 72,564  	$ 75,662  	$ 61,303  	$264,985
Gross profit            	$  6,424  	$  7,748  	$  8,283  	$  6,760  	$ 29,215
Income before cumulative
 effect of change in
 accounting principle   	$    402  	$  1,724  	$  2,025  	$    892  	$  5,043
Net income              	$    183  	$  1,724  	$  2,025  	$    892   $  4,824
Earnings per common
 share before cumulative
 effect of change in
 accounting principle   	$   0.04  	$   0.17   $   0.21  	$   0.09  	$   0.51
Earnings per common
 share                  	$   0.02  	$   0.17  	$   0.21  	$   0.09  	$   0.49

Effective January 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This change in accounting reduced net income reported for the first quarter of 1995 by $219,000 or $0.02 per share and increased income from continuing operations in the third quarter of 1995 by $250,000 or $0.03 per share. The second quarter of 1995 includes additional interest income of $197,000. The third quarter of 1995 includes a gain of $180,000 from the sale of equipment held for disposal. The fourth quarter of 1995 includes a tax benefit of $337,000 principally for changes in net operating loss recognition and the valuation reserve.

         		                             	1994
               				     First    	 Second     	Third     	 Fourth
	                       Quarter   	Quarter	    Quarter    	Quarter	    Total
Net sales	             $ 45,045    $ 60,670	   $ 65,527	   $ 63,020  	$234,262
Gross profit          	$  4,831   	$  7,061   	$  7,660   	$  8,045  	$ 27,597
Net income (loss)     	$   (291)  	$  1,203   	$  1,926   	$  2,602  	$  5,440
Earnings (loss) per
 common share          $ ( 0.03)   $   0.12    $   0.20    $   0.26   $   0.55

The third quarter of 1994 includes the following: 1) a $622,000 reduction of costs and expenses related to a change in the Company's policy for employee vacations, 2) a LIFO provision of
$475,000, and 3)  a gain of $307,000 from	the sale of the
Company's Houston, TX sales office and equipment depot.  The
fourth quarter of 1994 includes the 	following:  1)  a $270,000
reduction of costs and expenses related to the change in the Company's policy for employee vacations, 2) a LIFO provision of $305,000, 3) a $399,000 favorable adjustment of the reserve for market decline in inventories, and 4) a tax benefit of $1,193,000 principally for changes in net operating loss recognition and the valuation reserve.

REPORT OF INDEPENDENT AUDITORS AND
RESPONSIBILITY FOR FINANCIAL STATEMENTS


To the Board of Directors and Stockholders of L. B. Foster Company:

We have audited the accompanying consolidated balance sheets of
L. B. Foster Company as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 1995 and 1993, the Company changed its methods of accounting for long-lived assets and income taxes, respectively.



                                       /s/Ernst & Young LLP
                                       (Ernst & Young LLP)

January 24, 1996
Pittsburgh, PA

To the Stockholders of L. B. Foster Company:

The management of L. B. Foster Company is responsible for the integrity of all information in the accompanying consolidated financial statements and other sections of the annual report. Management believes the financial statements have been prepared in conformity with generally accepted accounting principles that reflect, in all material respects, the substance of events and transactions, and that the other information in the annual report is consistent with those statements. In preparing the financial statements, management makes informed judgments and estimates of the expected effects of events and transactions being accounted for currently.

The Company maintains a system of internal accounting control designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded to permit the preparation of financial statements in accordance with generally accepted accounting principles. Underlying the concept of reasonable assurance is the evaluation of the costs and benefits derived from control. This evaluation requires estimates and judgments by the Company. The Company believes that its internal accounting controls provide an appropriate balance between costs and benefits.

The Board of Directors pursues its oversight role with respect to the financial statements through the Finance and Audit Committee which is composed of outside directors. The Finance and Audit Committee meets periodically with management, internal auditors and our independent auditors to discuss the adequacy of the internal accounting control, the quality of financial reporting and the nature, extent and results of the audit effort. Both the internal auditors and the independent auditors have free access to the Finance and Audit Committee.

/s/Lee B. Foster II
(Lee B. Foster II
President and Chief Executive Officer)
January  24, 1996


/s/Roger F. Nejes
(Roger F. Nejes
Senior Vice President
Finance and Administration
and Chief Financial Officer)
January 24, 1996

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     	   FINANCIAL DISCLOSURE

         None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors is set forth under "Election of Directors" in the Company's Proxy Statement for the 1996 annual meeting of stockholders ("1996 Proxy Statement"). Such information is incorporated herein by reference. Information concerning the executive officers who are not directors of the Company is set forth below. With respect to the period prior to August 18, 1977, references to the Company are to the Company's predecessor, Foster Industries, Inc.

Name                     	Age       	Position

William S. Cook, Jr.	      54	      	Vice President - Strategic Planning &
                                  			Acquisitions

Paul V. Dean              	64       	Vice President - Piling Products

Dean A. Frenz             	52	      	Senior Vice President - Rail and Tubular
                                   		Products

Stan L. Hasselbusch	       48       	Senior Vice President - Construction
                                   		Products

David L. Minor            	52       	Treasurer

Roger F. Nejes            	53       	Senior Vice President - Finance and
			                                 	Administration and Chief Financial
                                    	Officer

Henry M. Ortwein, Jr.     	53	      	Vice President - Rail Manufacturing

John L. Rice	              48       	Vice President - Rail Distribution

Robert W. Sigle           	66       	Vice President - Tubular Products

Linda M. Terpenning	       50      		Vice President - Human Resources

David L. Voltz            	43       	Vice President, General Counsel and
                                   		Secretary

Donald F. Vukmanic	        44       	Controller

Mr. Cook was elected Vice President - Strategic Planning & Acquisitions in October 1993. Prior to joining the Company in March 1993 as Director of Strategic Planning and Acquisitions, he was President of Cook Corporate Development, a business and financial advisory firm serving midsized public and private companies.

Mr. Dean was named a Vice President in September 1987. Prior to
September 1987, he served in various other capacities with the Company since his employment in 1964.

Mr. Frenz was elected Senior Vice President - Rail and Tubular
Products in September, 1995 having served as Senior Vice
President - Product Management from October 1993, Vice President - Rail Products from June 1992 to September 1993 and having served as Vice President - Sales from August 1987 to May 1992. Mr. Frenz joined the Company in 1966.

Mr. Hasselbusch was elected Senior Vice President - Construction Products in September 1995 having served as Senior Vice President - Sales from October 1993. Previously, he served as the Company's Central/Western Regional Sales Manager since September 1990, and Chicago Sales District Manager from 1987. Mr. Hasselbusch joined the Company in 1972.

Mr. Minor was elected Treasurer in February 1988. Mr. Minor joined the Company in 1983.

Mr. Nejes was elected Senior Vice President - Finance and
Administration and Chief Financial Officer in October 1993, having served as Vice President - Finance and Chief Financial
Officer from February 1988.

Mr. Ortwein was elected Vice President - Rail Manufacturing in October 1993. Additionally, he served as President of Allegheny Rail Products, Inc. from May 1992 and as its Chief Operating Officer from January 1992. Previously, he was Vice President of Sales for Midwest Steel Corporation from January 1991 to December 1991 and National Sales Manager from November 1989 to December 1990. Prior to joining Midwest Steel Corporation, he was a Regional Sales Manager for Bethlehem Steel Corporation from July 1986 to October 1989.

Mr. Rice was elected Vice President - Rail Distribution in
October 1993, after having served as Manager - New Rail Products since 1985. Mr. Rice has served in various capacities since joining the Company in 1972.

Mr. Sigle was elected Vice President - Tubular Products in December 1990, having served as Vice President - Tubular and Coating Sales Development since September 1987, and in various capacities with the Company since his employment in 1965.

Ms. Terpenning was elected Vice President - Human Resources in
October 1987.  Ms. Terpenning joined the Company in 1985.

Mr. Voltz was elected Vice President, General Counsel and
Secretary in December 1987, having previously served as General
Counsel and Secretary since December 1986.  Mr. Voltz joined the
Company in 1981.

Mr. Vukmanic was elected Controller in February 1988.  Mr.
Vukmanic joined the Company in 1977.

Officers are elected annually at the organizational meeting of the Board of Directors following the annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the 1996 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information set forth under "Ownership of Securities by Management" and "Principal Stockholders" in the 1996 Proxy
Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under "Certain Transactions" in the 1996 Proxy Statement is incorporated herein by reference.


                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

				(a) The following documents are filed as a part of this Report:

	1. Financial Statements

The following consolidated financial statements, accompanying notes and report of independent auditors in the Company's Annual Report to stockholders for 1995 have been included in Item 8 of this Report:

		Consolidated Balance Sheets at December 31, 1995 and 1994.

		Consolidated Statements of Income For the Three Years Ended
  December 31, 1995.

		Consolidated Statements of Cash Flows For the Three Years Ended December 31, 1995.

		Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1995.

		Notes to Consolidated Financial Statements.

		Report of Independent Auditors.

	2. Financial Statement Schedule

 	Schedules for the Three Years Ended December 31, 1995:

 	II -  Valuation and Qualifying Accounts.

  The remaining schedules are omitted because of the absence of the conditions upon which they are required.


	3. Exhibits

 The exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:

   	3.1    	Restated Certificate of Incorporation as amended to date,
            filed as Exhibit 3.1 to	Form 10-Q for the quarter ended March
            31, 1987.

   	3.2    	Bylaws of the Registrant, as amended to date, filed as Exhibit
            3.2 to Form 10-K for the year ended December 31, 1993.

*  	4.1    	Amended and Restated Loan Agreement by and among the Registrant and Mellon Bank, N.A., NBD Bank, and Corestates Bank, N.A. dated as of November 1, 1995.

  	10.15   	Lease between the Registrant and Amax, Inc. for manufacturing
            facility at	Parkersburg, West Virginia, dated as of October 19,
            1978, filed as Exhibit 10.15	to Registration Statement
            No. 2-72051.

  	10.16   	Lease between Registrant and Greentree Building Associates for
            Headquarters office, dated as of June 9, 1986, as amended to
            date, filed as Exhibit 10.16 to	Form 10-K for the year ended
            December 31, 1988.

   10.16.1 	Amendment dated June 19, 1990 to lease between Registrant and
            Greentree	Building Associates, filed as Exhibit 10.16.1 to
            Form 10-Q for the quarter ended June 30, 1990.

 		10.19   	Lease Between the Registrant and American Cast Iron Pipe Company
            for Pipe-Coating Facility in Birmingham, Alabama dated December
            11, 1991 and filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 1991.

   10.33.2 	Amended and Restated 1985 Long Term Incentive Plan, as amended and restated March 2, 1994 and filed as Exhibit 10.33.2 to
            Form 10-K for the year ended	December 31, 1993. **

  	10.44   	Amended Agreement between the Registrant and James W. Wilcock
            dated as of	February 19, 1991 and filed as Exhibit 10.44 to
            Form 10-K for the year ended December 31, 1990.  **

  	10.45   	Medical Reimbursement Plan, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 1992.  **

  	10.46   	Leased Vehicle Plan, as amended to date.  Filed as Exhibit 10.46
            to Form 10-K for	the year ended December 31, 1993. **

  	10.49   	Lease agreement between Newport Steel Corporation and L.B. Foster
            Company dated as of October 12, 1994 and filed as Exhibit 10.49 to Form 10-Q for the quarter ended September 30, 1994.

*		10.50   	L. B. Foster Company 1996 Incentive Compensation Plan. **

  	10.51   	Supplemental Executive Retirement Plan.  Filed as Exhibit 10.51
            to form 10-K for the year ended December 31, 1994.  **

  	19    	 	Exhibits marked with an asterisk are filed herewith.

* 	23.7    	Consent of Independent Auditors.

   ** 	    	Identifies management contract or compensatory plan or
            arrangement required to be filed as an Exhibit.


  		(b) Reports on Form 8-K

				No reports on  Form 8-K were filed during the fourth
    quarter of 1995.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          		L. B. FOSTER COMPANY

March 28, 1996                            		By /s/ Lee B. Foster II
                                       		      (Lee B. Foster II, President
                                             			and Chief Executive	Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Name                     	Position	                      Date

By: /s/ Lee B. Foster II	   President, Chief Executive	    March  28, 1996
   (Lee B. Foster II)	      Officer and Director

By: /s/ Roger F. Nejes     	Senior Vice President -	       March  28, 1996
   (Roger F. Nejes)        	Finance & Administration
                           	and Chief Financial Officer

By: /s/ John W. Puth	       Director	                      March  28, 1996
  	(John W. Puth)

By: /s/ Richard L. Shaw    	Director	                      March  26, 1996
  	(Richard L. Shaw)

By: /s/Donald F. Vukmanic	  Controller	                    March  28, 1996
   (Donald F. Vukmanic)

By: /s/ James W. Wilcock	   Chairman of the Board	         March  28, 1996
  	(James W. Wilcock)

L. B. FOSTER COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
(In Thousands)

                                   								Additions
                   	   Balance at    Charged to	                     Balance
                   	   Beginning     Costs and            	Deduc-   	at End
                    	  of Year      	Expenses     Other     tions	   of Year
1995
Deducted from assets
to which they apply:
 Allowance for
  doubtful accounts   	$ 1,615      	$  232      	$       	$  47(1)  $ 1,800

Provision for de-
 cline in market
 value of inventories 	$   600      	$            $       	$        	$   600

Not deducted from
assets:
 Provision for spec-
  ial termination
  benefits            	$    82      	$   10       $       	$  29(3) 	$    63

Provision for envir-
 onmental compliance
  & remediation       	$   279      	$   91       $        $ 110(3) 	$   260


1994
Deducted from
assets to which
they apply:
Allowance for
  doubtful accounts  	 $ 1,598      	$  345      	$       	$  328(1) $ 1,615

Provision for de-
 cline in market
 value of inventories  $   999      	$            $        $  399(2) $   600

Not deducted from
assets:
 Provision for spec-
  ial termination
  benefits            	$   113      	$   12       $       	$   43(3)	$    82

	Provision for envir-
 onmental compliance
  & remediation       	$   452      	$  172       $        $  345(3) $   279

1993
Deducted from
assets to which
they apply:

Allowance for
  doubtful accounts  	 $ 1,521      	$  335      	$  	     $  258(1)	$ 1,598

Provision for de-
 cline in market
 value of inventories	 $   999      	$            $       	$        	$   999

Not deducted from
assets:
 Provision for spec-
  ial termination
  benefits            	$   161      	$   21       $	       $   69(3)	$   113

Provision for envir-
 onmental compliance
  & remediation  	     $ 1,363      	$  339      	$        $1,250(3)	$   452

(1)  Notes and accounts receivable written off as uncollectible.
(2) The deduction is the result of a reduction in the specific tubular inventories to which the reserve applies.
(3)  Payments made on amounts accrued and reversals of accruals.