Form 10-Q
period 1996-03-31
FOSTER L B CO
filed 1996-05-13
CIK 352825

SECURITIES AND EXCHANGE COMMISSION
 				                     	WASHINGTON, D.C. 20549

                           						Form 10-Q
           			Quarterly Report Pursuant to Section 13 or 15(d)
               				of the Securities Exchange Act of 1934

For Quarter Ended    March 31, 1996

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

                                  Yes    X                   No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


        Class				                            Outstanding at May 8, 1996

Class A Common Stock, Par Value $.01               9,937,738 Shares

                  			L. B. FOSTER COMPANY AND SUBSIDIARIES


                               						INDEX


PART I. Financial Information			                                Page

	Item 1.	Financial Statements:

          	Condensed Consolidated Balance Sheets                 2

          	Condensed Consolidated Statements of Income           3

          	Condensed Consolidated Statements of Cash Flows	      4

          	Notes to Condensed Consolidated
          	Financial Statements                                  5

	Item 2. 	Management's Discussion and Analysis of
         	Financial Condition and Results of Operations         	8


PART II. Other Information

	Item 6. 	Exhibits and Reports on Form 8-K	 		                	11


Signature									                                            	13

                  				PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 				L. B. FOSTER COMPANY AND SUBSIDIARIES
                 				CONDENSED CONSOLIDATED BALANCE SHEETS
                           				(In Thousands)
                          				               		March 31,       December 31,
ASSETS                                     		    1996   	          1995
  Current Assets:
   Cash and cash equivalents			                $  1,533           $  1,325
   Accounts and notes receivable (Note 3):
    Trade						                                 	41,837	  	         48,166
    Other	             				                         274	               111
			      			                                    	42,111		           48,277
  Inventories (Note 4)	     			                 	43,457		           40,304
  Current deferred tax assets	          		          984	             1,005
  Other current assets	         			                 798	               831
  Property held for resale				                      985		              985
    Total current assets	     		                	89,868    	        92,727

Property, Plant & Equipment-At Cost		           	42,419 	           43,561
Less Accumulated Depreciation	           		     (20,876) 	         (20,956)
			     				                                    	21,543	         	  22,605
Property Held for Resale	       		                4,187	     	       4,545
Deferred Tax Assets	     				                     1,899	     	       2,018
Other Assets	     				                          	 2,816	     	       2,528

TOTAL ASSETS					                              $120,313	         	$124,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt	         	$1,279	          	 $1,266
  Short-term borrowings (Note 5)			               5,085	 	           9,750
  Accounts payable				                          	20,221		           18,065
  Accrued payroll and employee benefits
    payable	                                      2,206	 	           2,682
  Other current liabilities	    			               1,866	    	        3,105
    Total current liabilities	  		              	30,657	   	        34,868

Long-Term Debt	  				                           	24,807	          	 25,034
Other Long-Term Liabilities	    			               1,441	             1,348

Stockholders' Equity:
  Class A Common stock					                         102	 	             102
  Paid-in capital					                          	35,163	           	35,148
  Retained earnings				                         	28,700	           	28,480
  Treasury stock	    					                         (557)	    	        (557)
    Total stockholders' equity	 	               	63,408	           	63,173

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $120,313	          $124,423

See Notes to Condensed Consolidated Financial Statements.

                    				L. B. FOSTER COMPANY AND SUBSIDIARIES
			                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                			    (In Thousands, Except Per Share Amounts)

                                                							Three Months
                                                           Ended
                                                         March 31,
   		                                               1996  	       1995
Net Sales					                                     	$48,303	     	$55,456

Costs and Expenses:
   Cost of Goods Sold				                            42,104		      49,032
   Selling and Administrative Expenses	               5,403		       5,221
   Interest Expense				                                 564		         580
   Other (Income) Expense 			                          (128)		         13
							                                              47,943		      54,846

Income Before Income Taxes and
   Cumulative Effect of Change in
   Accounting Method    			                             360		         610
Income Taxes 					                                      140	     	    208

Income Before Cumulative Effect
   of Change in Accounting Method		                     220		         402

Cumulative Effect of Change in
   Accounting Method (Note 2)						                                  (219)

Net Income		                                    			 $   220		     $   183

Earnings Per Common Share Before
   Cumulative Effect of Change
   in Accounting Method				                         $  0.02	      $  0.04

Earnings Per Common Share from
   Cumulative Effect of Change in
   Accounting Method	   						                                      (0.02)

Earnings Per Common Share  (Note 6)		               $  0.02	      $  0.02

Average Number of Common
   Shares Outstanding				                             9,934		       9,923

Cash Dividend per Common Share	    	                     - 		    	    -


See Notes to Condensed Consolidated Financial Statements.

              			      L. B. FOSTER COMPANY AND SUBSIDIARIES
		                	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
					                             	(In Thousands)
                                	                			      Three Months
                         	               			     			     Ended March 31,
                                                      1996            1995
Cash Flows from Operating Activities:
  Net  Income							                                 	$220	          	$183
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
  Deferred income taxes							                         140		           284
  Depreciation and amortization					                   874		           649
  Gain on sale of property, plant and equipment	  	  	(178)	 	         (46)
  Cumulative effect of change in accounting method				                 219
Change in Operating Assets and Liabilities:
  Accounts receivable						                          6,166	          2,177
  Inventories							                                (3,153)	        (4,785)
  Property held for resale						                       358
  Other current asset							                            33          		 137
  Other non-current assets					                      	(288)	 	         (80)
  Accounts payable-trade					                        2,156	          2,869
  Accrued payroll and employee benefits			           	(476)	          (606)
  Other current liabilities					                    (1,239)	 	        (529)
  Other liabilities							                              93	 	           34
Net Cash Provided by Operating Activities			         4,706	 	          506

Cash Flows from Investing Activities:
  Proceeds from sale of property, plant
   and equipment	                                    1,079	 	          182
  Capital expenditures on property, plant
   and equipment                                     	(596)          	(755)
 Net Cash Used by Investing Activities				             483	           (573)

Cash Flows from Financing Activities:
  Proceeds from issuance of revolving credit
   agreement borrowings						                       (4,665)	 	         200
  Exercise of stock options						                       15
  Repayments of long-term debt				                   	(331)	         	(207)
Net Cash Used by Financing Activities			            (4,981)	 	          (7)

Net Increase (Decrease) in Cash and Cash Equivalents   208	           	(74)

Cash and Cash Equivalents at Beginning of
 Period	                                             1,325	          1,180

Cash and Cash Equivalents at End of Period		       $ 1,533         $ 1,106

Supplemental Disclosures of Cash Flow Information:

  Interest Paid						                             	$   602	        $   583
  Income Taxes Paid					                          	$    34	        $    30

During 1996, the Company financed the purchase of certain capital expenditures totaling $117,000 through the issuance of capital leases.

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, however, actual results could differ from those estimates. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


2.  ACCOUNTING PRINCIPLES

The Company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in its financial statements for the year ended December 31, 1995. The cumulative effect as of January 1, 1995, of adopting Statement 121 decreased net income by $219,000, or $0.02 per share.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement is effective for fiscal years beginning after December 15, 1995. The Company will continue to record stock-based compensation under the provisions of APB 25, and will provide the disclosures and pro forma results mandated by SFAS 123, for year end reporting.


3. ACCOUNTS RECEIVABLE

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 1996 and December 31, 1995 have been reduced by an allowance for doubtful accounts of $1,857,000 and $1,800,000, respectively. Bad debt expense was $57,000 and $67,000 for the three month periods ended March 31, 1996 and 1995, respectively.

4. INVENTORIES

Inventories of the Company at March 31, 1996 and December 31,
1995 are summarized as follows (in thousands):

                               							  March 31,     December 31,
                          	       					    1996            1995
   	 Finished goods				                  $ 33,370	      $  33,570
   	 Work-in-process     				               9,619	          6,687
     Raw materials				                      3,305 	         2,659

   	 Total inventories at current costs:   46,294	 	       42,916
    	 (Less):
       	 Current costs over LIFO
      	    stated values			                (2,237)	 	      (2,012)
       	 Reserve for decline in
        	  market value of inventories       (600)           (600)
							                                   $43,457	       	$40,304

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


6. EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of Class A common shares and common stock equivalents outstanding during the quarterly periods ending
March 31, 1996 and 1995 of approximately 9,934,000 and
9,923,000, respectively.

Common stock equivalents are the net additional number of shares which would be issuable upon the exercise of the outstanding common stock warrants and common stock options, assuming that the Company used the proceeds to purchase additional shares at market value. Common stock equivalents had no material effect on the computation of earnings per share for the periods ending March 31, 1996 and 1995.


7. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is subject to laws and regulations relating to the protection of the environment and the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial position, competitive position, or capital expenditures of the Company.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

At March 31, 1996, the Company had outstanding letters of credit of approximately $650,000.

          Management's Discussion And Analysis Of Financial Condition
					                       and Results of Operations

         							                                  Three Months Ended
                                     						         	  March 31,
                                            							  1996		  1995
                                       							  (Dollars in thousands)
	Net Sales:
		Rail Products                               			 $	23,519	   $ 21,130
		Construction Products		                          	16,018	     19,215
		Tubular Products			                                8,766     	15,111
			Total Net Sales	                               		48,303     	55,456

	Gross Profit:
		Rail Products				                                  3,514     	 2,751
		Construction Products			                           2,076     	 2,125
		Tubular Products				                                 609	      1,548
			Total Gross Profit		                              6,199	      6,424

	Expenses:
		Selling and adminsitrative expenses	               5,403     	 5,221
		Interest expense				                                 564	        580
		Other (income) expense			                           (128) 	       13
			Total Expenses			                                 5,839 	     5,814

	Income Before Income Taxes			                         360	        610
	Income Tax Expense				                                140	        208
	Income Before Cumulative Effect
	  of Change in Accounting Principle	     	            220	        402
	Cumulative Effect of Change in
	  Accounting Principle						                                     (219)
	Net Income						                                  $   220     $   183

Results of Operations for the Three Months Ended March 31, 1996

The net income for the 1996 first quarter was $0.2 million or $0.02 per share on net sales of $48 million. This compares to a 1995 first quarter net income of $0.2 million or $0.02 per share on net sales of $55 million. The restated 1995 results included a charge of $0.2 million relating to the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Rail products' net sales in the 1996 first quarter of $23.5 million increased 12% from the comparable period last year as a result of increased sales of rail products primarily associated with the Port of Los Angeles project. Construction products' first quarter net sales decreased 16%. The decline was attributable to severe winter weather and the continued reduced availability of piling products due to decreased production by a major supplier. Tubular products' net sales in the quarter were $8.8 million or a decrease of 42% which reflects the Company's previously planned strategy to withdraw from the warehouse pipe market. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total company in the 1996 first quarter increased to 13% from 12% in the 1995 first quarter. Rail products' gross margin percentage increased to 15% due primarily to higher margins on transit and relay rail products. Construction products' gross margin percentage increased to 13% due to a reduction in the sale of lower margin piling products. The gross margin percentage for tubular products decreased to 7% due to lower margins on coated pipe products as the result of a planned shutdown of the Birmingham facility for selected equipment upgrades.

Selling and administrative expenses increased 3% in the 1996 first quarter from the same period last year.


Liquidity and Capital Resources

The Company's ability to generate internal cash flow ("liquidity") results from the sale of inventory and the collection of accounts receivable. During the first three months of 1996, the average turnover rate for inventory increased slightly from the prior year. The turnover rate for accounts receivable during the first three months of 1996 was slightly lower than during the same period of the prior year. Working capital at March 31,1996 was $59.2 million compared to $57.9 million at December 31, 1995.

During the first three months of 1996, the Company had capital expenditures of $0.6 million. Capital expenditures in 1996 are not expected to exceed $3.0 million and are anticipated to be funded by cash flows from operations.

During 1995, the Company executed a restated and amended revolving credit agreement. The amended agreement increased the borrowing commitment available to $45 million from $40 million, slightly reduced interest rates and extended the term of the agreement to July 1, 1999. Borrowings under the agreement are secured by accounts receivable and inventory.

Total revolving credit agreement borrowings at March 31, 1996 were $25.1 million or a decrease of $4.7 million from the end of the prior year. At March 31, 1996, the Company had approximately $19.3 million in available unused borrowing
commitment.   Management believes its internal and external
sources of funds are adequate to meet anticipated needs.

Other Matters

The Company currently owns stock with a book value of approximately $2.0 million in a privately-held corporation. The market value of the stock is not readily determinable and, therefore, the investment is recorded in the Company's accounts at its historical cost of $0.2 million. The Company has been advised that plans are being formulated to sell this business. Although no assurances can be given as to timing or results of these plans, the Company believes that the potential sale price could significantly exceed the privately-held corporation's book value.

The Company has made a decision to divest its Fosterweld operations. Exclusive discussions with a potential buyer concerning the Parkersburg, West Virginia facility, which has fixed assets and working capital with carrying values of approximately $3.0 and $4.1 million respectively, are currently ongoing. The outcome of these discussions, however, is uncertain at this time. Additionally, the Company has reached an agreement to sell its facility at Windsor, New Jersey, which has fixed assets with a carrying value of $1.0 million. These fixed assets have been classified on the consolidated balance sheet as property held for resale. In February 1996, the Company leased its Navasota, Texas pipe coupling facility to a third party, with an option to purchase at $0.8 million.


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

Although backlog is not necessarily indicative of future operating results, total Company backlog at March 31, 1996, was approximately $95 million or 18% higher than at December 31, 1995 and 11% lower than at March 31, 1995. The following table provides the backlog by business segment.

                                 							     Backlog
                          					  	March 31,             December 31,
                      				    	1996    	 1995               1995
                               			    (Dollars in thousands)
	Rail Products	            	$43,722    	$58,762           	$43,879
	Construction Products	      37,562	     30,434             28,239
	Tubular Products		          13,872	     17,827              8,857
		Total Backlog            	$95,156    $107,023           	$80,975

                        					PART II. OTHER INFORMATION


	Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

  	a) EXHIBITS
   			Unless marked by an asterisk, all exhibits are incorporated herein
  				by reference:

  			3.1       	Restated Certificate of Incorporation as amended to date
             			filed as Exhibit 3.1 to Form 10-Q for the quarter ended
            				March 31, 1987.

  			3.2       	Bylaws of the Registrant, as amended to date, filed as
            				Exhibit 3.2 to Form 10-K for the year ended December 31,	1993.

  			4.1       	Amended and Restated Loan Agreement by and amoung the
            				Registrant and Mellon Bank, N.A., NBD Bank, and
           					Corestates Bank, N.A. dated as of November 1, 1995 and
            				filed as Exhibit 4.1 to Form 10-K for the year ended
            				December 31, 1995.

		  10.15      	Lease between the Registrant and Amax, Inc. for
           					manufacturing facility at Parkersburg, West  Virginia,
			            	dated as of October 19, 1978, filed as Exhibit 10.15 to
			            	Registration Statement No.  2-72051.

		  10.16      	Lease between Registrant and Greentree Building
					           Associates for Headquarters office, dated  as of June 9,
			             1986, as amended to date, filed as Exhibit 10.16 to Form
		             	10-K for	the year ended December 31, 1988.

   10.16.1     	Amendment dated June 19, 1990 to lease between Registrant
            				and Greentree Building Associates, filed as Exhibit	10.16.1
                to Form 10-Q for the quarter ended June 30, 1990.

	  10.19	       Lease between the Registrant and American Cast Iron Pipe
	               Company for Pipe Coating Facility in Birmingham, Alabama
 			           	dated December 11, 1991 and filed as Exhibit 10.19 to
	              	Form 10-K for the year ended December 31, 1991.

   10.33.2     	Amended and Restated 1985 Long-Term Incentive Plan, as
	               amended and restated March 2, 1994 and filed as Exhibit
	               10.33.2 to Form 10-K for the year ended December 31,	1993. **

	 	10.45	       Medical Reimbursement Plan filed as Exhibit 10.45 to Form
               	10-K for the year ended December 31, 1992.  **

  	10.46       	Leased Vehicle Plan as amended to date. Filed as Exhibit
                10.46 to Form 10-K for the year ended December 31, 1993.	**

 		10.49       	Lease agreement between Newport Steel Corporation and
            				L.B. Foster Company dated as of October 12, 1994 and
            				filed as Exhibit 10.49 to Form 10-Q for the quarter ended
			            	September 30, 1994.

	 	10.50       	L. B. Foster Company 1996 Incentive Compensation Plan.
            				Filed as Exhibit 10.50 to Form 10-K for the year ended
			            	December 31, 1995.  **

	 	10.51       	Supplemental Executive Retirement Plan.  Filed as exhibit
                10.51 to Form 10-K for the year ended December 31, 1994. **

 		19         		Exhibits marked with an asterisk are filed herewith.

	 	**	         	Identified management contract or compensatory plan or
            				arrangement required to be filed as an exhibit.


b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Registrant during the three month period ended March 31, 1996.

                           						SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        								L. B. FOSTER COMPANY
                                          										(Registrant)


Date:	May 10, 1996

                                         By /s/ Roger F. Nejes
 						                                         Roger F. Nejes
                                         				   Sr. Vice President-
                                        					   Finance and Administration
                                        					   & Chief Financial Officer
                                        					   (Principal Financial Officer
                                      							   and Duly Authorized Officer
                                      							   of Registrant)