Form 10-Q
period 1996-06-30
FOSTER L B CO
filed 1996-08-07
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended    June 30, 1996

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

                       Yes    X                   No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

        Class				                          Outstanding at July 24, 1996

Class A Common Stock, Par Value $.01             9,952,738 Shares

                      L. B. FOSTER COMPANY AND SUBSIDIARIES

                                      INDEX

PART I. Financial Information					                                  	Page

	Item 1.	 Financial Statements:

       			Condensed Consolidated Balance Sheets	  	                    	2

        		Condensed Consolidated Statements of Income                 		3

        		Condensed Consolidated Statements of Cash Flows              	4

         	Notes to Condensed Consolidated	Financial Statements 					   	5

	Item 2. 	Management's Discussion and Analysis of
         	Financial Condition and Results of Operations                	8


PART II. Other Information

	Item 4.	 Results of Votes of Security Holders		                      	12

	Item 6. 	Exhibits and Reports on Form 8-K		 	                        	12


Signature										                                                   	14

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                             June 30, 	         December 31,
                                               1996               	1995
ASSETS
Current Assets:
	Cash and cash equivalents                   	$1,537              	$1,325
	Accounts and notes receivable (Note 3):
	  Trade	                                     49,642	              48,166
	  Other                                        	249                 	111
	                                            	49,891              	48,277
	Inventories (Note 4)	                        43,577              	40,304
	Current deferred tax assets	                  1,005	               1,005
	Other current assets	                           598                 	831
	Property held for resale	                     2,961                 	985
	  Total current assets	                      99,569              	92,727

Property, Plant & Equipment-At Cost          	41,855              	43,561
Less Accumulated Depreciation               	(20,677)            	(20,956)
	                                            	21,178	              22,605
Property Held for Resale                      	1,227               	4,545
Deferred Tax Assets                             	952               	2,018
Other Assets                                  	3,024               	2,528

TOTAL ASSETS	                               $125,950            	$124,423

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
	Current maturities of long-term debt        	$1,287               	1,266
	Short-term borrowings (Note 5)              	12,235               	9,750
	Accounts payable                            	17,633              	18,065
	Accrued payroll and employee benefits
    payable	                                   2,606               	2,682
	Other current liabilities                    	1,523               	3,105
	  Total current liabilities	                 35,284	              34,868

Long-Term Debt                               	24,505	              25,034
Other Long-Term Liabilities                   	1,453               	1,348

Stockholders' Equity:
	Class A Common stock                           	102                 	102
	Paid-in capital                             	35,208 	             35,148
	Retained earnings	                           29,955	              28,480
	Treasury stock                                	(577)               	(577)
	Total stockholders' equity	                  64,708              	63,173

TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY                      	$125,950            	$124,423

See notes to Condensed Consolidated Financial Statements.

                     L. B. FOSTER COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)
                                      	Three Months          	Six Months
                                         		Ended                	Ended
                                         	June 30,             	June 30,
                                     	1996	      1995      	1996      	1995
Net Sales                         	$64,758     	$72,564  	$113,061  	$128,020

Costs and Expenses:
	Cost of Goods Sold	                56,565      	64,816    	98,668   	113,848
	Selling and Administrative
	  Expenses                         	5,610       	5,741    	11,013    	10,962
	Interest Expense                     	611         	756     	1,175     	1,336
	Other (Income) Expense              	(209)       	(256)     	(336)     	(252)
	                                  	62,577	      71,048	   110,520   	125,894

Income Before Income Taxes and
	Cumulative Effect of Change in
	Accounting Method                  	2,181       	1,516     	2,541     	2,126
Income Taxes                          	926        	(208)    	1,066

Income Before Cumulative Effect of
	Change in Accounting Method        	1,255	       1,724     	1,475     	2,126

Cumulative Effect of Change in
	Accounting Method (Note 2)			                                          	(219)

Net Income                         	$1,255	      $1,724    	$1,475	    $1,907

Earnings Per Common Share Before
	Cumulative Effect of Change in
	Accounting Method                  	$0.13       	$0.17     	$0.15     	$0.21

Earnings Per Common Share From
	Cumulative Effect of Change in
	Accounting Method			                                                  	(0.02)

Earnings Per Common Share (Note 6)  	$0.13       	$0.17     	$0.15     	$0.19

Average Number of Common Shares
	Outstanding                        	9,944       	9,923     	9,939     	9,923

Cash Dividend per Common Share     	$           	$         	$         	$

See Notes to Condensed Consolidated Financial Statements.

                       L. B. FOSTER COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                            Six Months
                                                          	Ended June 30,
                                                      	1996            	1995
Cash Flows from Operating Activities:
		Net Income                                        	$1,475           	$1,907
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
	  	Deferred income taxes	                            1,066
   	Depreciation and amortization                    	1,608            	1,578
	  	Gain on sale of property, plant and equipment     	(413)	            (164)
	  	Cumulative effect of change in accounting method	                    	219
Change in Operating Assets and Liabilities:
    Accounts receivable                             	(1,614)         	(10,751)
    Inventories	                                     (3,273)          	(5,338)
    Property held for resale                         	1,342
    Other current asset                                	233              	(49)
    Other non-current assets                          	(578)           	 (128)
    Accounts payable-trade                            	(432)	           5,240
    Accrued payroll and employee benefits              	(76)	            (503)
    Other current liabilities                       	(1,582)	            (524)
    Other liabilities	                                  105               	91
	Net Cash Provided by Operating Activities          	(2,139)	          (8,422)

Cash Flows from Investing Activities:
	  	Proceeds from sale of property, plant and
	  	equipment                                        	1,580            	2,351
		  Capital expenditures on property, plant
    and equipment                                   	(1,129)          	(2,724)
  Net Cash Provided (Used) by Investing Activities     	451	             (373)

Cash Flows from Financing Activities:
  		Proceeds from issuance of revolving credit
	  	agreement borrowings	                             2,485            	9,240
	  	Exercise of stock options                           	60
	  	Repayments of long-term debt                      	(645)            	(366)
	 Net Cash Used by Financing Activities              	1,900            	8,874

Net Increase (Decrease) in Cash and Cash Equivalents   	212               	79

Cash and Cash Equivalents at Beginning of Period 	    1,325            	1,180

Cash and Cash Equivalents at End of Period	          $1,537          	 $1,259

Supplemental Disclosures of Cash Flow Information:
	  	Interest Paid                                   	$1,201           	$1,444
	  	Income Taxes Paid                                 	$241             	$132

During 1996 and 1995, the Company financed the purchase of certain capital expenditures totaling $137,000 and $2,371,000, respectively, through the issuance of capital leases.

See Notes to Condensed Consolidated Financial Statements.

                    L. B. FOSTER COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, however, actual results could differ from those estimates. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


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


3. ACCOUNTS RECEIVABLE

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 1996 and December 31, 1995 have been reduced by an allowance for doubtful accounts of $1,770,000 and $1,800,000, respectively. Bad debt expense was ($30,000) and $71,000 for the six month periods ended June 30, 1996 and 1995, respectively.

4. INVENTORIES

Inventories of the Company at June 30, 1996 and December 31,
1995 are summarized as follows (in thousands):

                                       				  	June 30,  	     December 31,
                                 	       					  1996              1995
             	 Finished goods         				    $ 31,658        $33,570
             	 Work-in-process		  	  	          12,116          6,687
             	 Raw materials				                 2,864          2,659
             	 Total inventories at current
                 		costs:                			 	  46,638 	       42,916
    	 (Less):
      Current costs over LIFO
        stated values	 	   	  	                 (2,461) 	 	    (2,012)
      Reserve for decline in
        market value of inventories	              (600)          (600)

                                       							 $43,577		      $40,304

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


5. SHORT-TERM BORROWINGS

During 1995, the Company entered into an Amended and Restated Loan Agreement with its banks. The agreement increased the borrowing commitment to $45 million from $40 million, slightly reduced interest rates and extended the term of the agreement to July 1, 1999. Borrowings under the agreement are secured by accounts receivable and inventory.

The agreement includes financial covenants requiring a minimum net worth, and minimum levels for the fixed charge coverage ratio, the leverage ratio and the current ratio. The agreement also restricts dividends, investments, capital expenditures, indebtedness and sales of certain assets.


6. EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of Class A common shares and common stock equivalents outstanding during the quarterly periods ending June 30, 1996 and 1995 of approximately 9,944,000 and 9,923,000, respectively.

Common stock equivalents are the net additional number of shares which would be issuable upon the exercise of the outstanding common stock warrants and common stock options, assuming that the Company used the proceeds to purchase additional shares at market value. Common stock equivalents had no material effect on the computation of earnings per share for the periods ending June 30, 1996 and 1995.


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

At June 30, 1996, the Company had outstanding letters of credit of approximately $856,000.

         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

                                 	Three Months Ended       	Six Months Ended
                                       	June 30,                	June 30,
                                   	1996       1995	         1996       1995
                                            	(Dollars in thousands)
Net Sales:
	Rail Products                   	$25,109    	$30,263     	$48,628   	$51,393
	Construction Products            	23,663     	25,482      	39,681    	44,697
	Tubular Products                 	15,986	     16,819      	24,752    	31,930
		Total Net Sales                 	64,758	     72,564     	113,061   	128,020
Gross Profit:
	Rail Products                     	3,549      	3,623       	7,063     	6,373
	Construction Products             	3,294      	2,713       	5,371     	4,839
	Tubular Products                  	1,350      	1,412       	1,959     	2,960
		Total Gross Profit               	8,193      	7,748      	14,393    	14,172

Expenses:
	Selling and adminisitrative
		expenses                         	5,610      	5,741      	11,013    	10,962
	Interest expense                    	611        	756       	1,175     	1,336
	Other (income) expense             	(209)      	(265)       	(336)     	(252)
		Total Expenses	                   6,012	      6,232      	11,852    	12,046

Income Before Income Taxes         	2,181      	1,516       	2,541     	2,126
Income Tax Expense (Benefit)	         926       	(208)      	1,066
Income Before Cumulative Effect
	of Change in Accounting Method    	1,255      	1,724       	1,475     	2,126
Cumulative Effect of Change
	in Accounting Method			                                                	(219)
Net Income                        	$1,255     	$1,724      	$1,475    	$1,907


Second Quarter 1996 Results of Operations

The net income for the 1996 second quarter was $1.3 million or $0.13 per share on net sales of $65 million. This compares to a 1995 second quarter net income of $1.7 million or $0.17 per share on net sales of $73 million.

Rail products' net sales in the 1996 second quarter of $25.1 million decreased 17% from the comparable period last year due to unanticipated delays in the shipments of certain rail products. Despite a substantial increase in fabricated products' sales, construction products' second quarter net sales decreased 7%. The decline was primarily attributable to the continued reduced availability of piling products. Tubular products' net sales in the quarter were $16.0 million or a decrease of 5%. Increases in coated pipe activity and fosterweld sales were offset by the Company's withdrawal from the warehouse pipe market. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total company in the 1996 second quarter increased to 13% from 11% in the 1995 second quarter. Rail products' gross margin percentage increased to 14% due to higher margins in all major product areas. Construction products' gross margin percentage increased to 14% due to higher margins on fabricated products and a reduction in the sale of lower margin piling products. The gross margin percentage for tubular products did not change from the prior year second quarter.

Selling and administrative expenses decreased 2% in the 1996 second quarter from the same period last year. Operating income before taxes increased 44% to $2.2 million from $1.5 million.


First Six Months of 1996 Results of Operations

Net income for the first six months of 1996 was $1.5 million or $0.15 per share. This compares to a 1995 first six months net income of $1.9 million or $0.19 per share. The restated 1995 results included a charge of $0.2 million relating to the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Rail products' net sales in the first half of 1996 declined 5% from the first half of 1995 due to decreased billings in all but new rail products. Construction products' net sales decreased
11% primarily due to the lack of availability of piling products. Tubular products' net sales decreased 23% which reflects the Company's withdrawal from the warehouse pipe market. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the Company was 13% in the first half of 1996 compared to 11% in the 1995 first half. Rail products' gross margin percentage increased to 15% due to higher margins in all major product areas. Construction products' gross profit margin increased to 14% from 11% as a result of higher margins on fabricated products and a reduction in the sale of lower margin piling products. The gross margin percentage for tubular products decreased to 8% due to lower margins on coated pipe products.

Selling and administrative expenses for the first six months of 1996 were relatively unchanged from the first six months of 1995.


Liquidity and Capital Resources

The Company's ability to generate internal cash flow ("liquidity") results from the sale of inventory and the collection of accounts receivable. During the first six months of 1996, the average turnover rate for inventory was relatively unchanged from the prior year. The turnover rate for accounts receivable during the first six months of 1996 was slightly higher than during the same period of the prior year. Working capital at June 30, 1996 was $64.3 million compared to $57.9 million at December 31, 1995.

During the first six months of 1996, the Company had capital expenditures of $1.1 million. Capital expenditures in 1996 are not expected to exceed $3.0 million and are anticipated to be funded by cash flows from operations.

Total revolving credit agreement borrowings at June 30, 1996 were $32.2 million or an increase of $2.4 million from the end of the prior year. At June 30, 1996, the Company had approximately $11.9 million in available unused borrowing
commitment.   Management believes its internal and external
sources of funds are adequate to meet anticipated needs.


Other Matters

The Company owns stock in a privately held short-line railroad.
The railroad's financial statements indicate a book value of approximately $2.7 million for the stock held by the Company. The market value of the stock is not readily determinable and, therefore, the investment is recorded in the Company's accounts at its historical cost of $0.2 million. The Company has been advised that the railroad intends eventually to sell this business. Although no assurances can be given as to timing or results of this sale, the Company believes that the potential sales price of the stock could significantly exceed $2.7 million.

The Company had previously decided to divest its Fosterweld operations and is engaged in exclusive discussions with a potential buyer concerning the sale of these assets. Although the outcome of these discussions is uncertain, and various issues remain unresolved, management believes that this transaction should be completed in 1996 and the Company will recognize a gain on the sale. The amount of gain is uncertain at this time.

The Company sold its facility at Windsor, New Jersey, which had fixed assets with a carrying value of $1.0 million. In February 1996, the Company leased its Navasota, Texas pipe coupling facility to a third party, with an option to purchase at $0.8 million.


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

Although backlog is not necessarily indicative of future operating results, total Company backlog at June 30, 1996, was approximately $93 million or 14% higher than at December 31, 1995 and 15% lower than at June 30, 1995. The decline in the 1996 rail backlog reflects the partial shipment of the $23 million Port of Los Angeles modernization contracts. The following table provides the backlog by business segment.

                                              Backlog
                                June 30,                 December 31,
                            1996       1995                  1995
                                     (Dollars in thousands)
  Rail Products             $46,035    $61,169             $43,879
  Construction Products      30,068     28,072              28,239
  Tubular Products           16,403     19,064               8,857

          Total Backlog     $92,506   $108,305             $80,975

                            PART II. OTHER INFORMATION


Item	4.	RESULTS OF VOTES OF SECURITY HOLDERS

      		At the Company's annual meeting on May 8, 1996, the
				  	 following individuals were elected to the Board of
					   Directors:



                               							For		             	Withheld
		Name				                           	Election		         Authority

		L. B. Foster II		                 	7,996,950	        	  55,695
		J. W. Puth			                     	7,996,850		          55,795
		W. H. Rackoff		                   	7,996,850		          55,795
		R. L. Shaw			                     	7,996,850		          55,795
		J. W. Wilcock			                   7,996,786		          55,859



  		Additionally, the shareholders voted to approve Ernst &
				Young as the Company's independent auditors for the fiscal
 			year ended December 31, 1996.  The following table sets
				forth the results of the vote for independent auditors:


                              							Against
		For Approval		                    	Approval		          Abstained

		   8,009,478			                     31,620		             11,547


Item 6.	 EXHIBITS AND REPORTS ON FORM 8-K

      a) 	EXHIBITS
        		Unless marked by an asterisk, all exhibits are incorporated
	        	herein by reference:

    	3.1		    Restated Certificate of Incorporation as amended to	date filed
              as Exhibit 3.1 to Form 10-Q for the quarter ended March 31,
              1987.

    	3.2    		Bylaws of the Registrant, as amended to date, filed as
			           Exhibit 3.2 to Form 10-K for the	year ended December 31, 1993.

    	4.1    		Amended and Restated Loan Agreement by and among the
					         Registrant and Mellon Bank, N.A., NBD Bank, and Corestates
              Bank, N.A. dated as of November 1, 1995 and filed as Exhibit
              4.1 to Form 10-K for the year ended December 31, 1995.

    10.15   		Lease between the Registrant and Amax, Inc. for manufacturing facility at Parkersburg, West Virginia, dated as of
              October 19, 1978, filed as Exhibit 10.15	to Registration
              Statement No. 2-72051.

   	10.16    	Lease between Registrant and Greentree Building Associates for
              Headquarters office, dated as of June 9, 1986, as amended to date, filed as Exhibit 10.16 to Form 10-K for the year ended
              December 31, 1988.

    10.16.1  	Amendment dated June 19, 1990 to lease between Registrant and
              Greentree Building Associates, filed as Exhibit 10.16.1 to
              Form 10-Q for the quarter ended June 30, 1990.

   	10.19   		Lease between the Registrant and American Cast Iron Pipe
              Company for Pipe Coating Facility in Birmingham, Alabama dated
              December 11, 1991 and filed as Exhibit	10.19 to Form 10-K for
              the year ended December 31, 1991.

    10.33.2	  Amended and Restated 1985 Long-Term Incentive Plan, as
           			amended and restated March 2, 1994 and filed as Exhibit
              10.33.2 to Form 10-K for the year ended December 31, 1993. **

   	10.45   		Medical Reimbursement Plan filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 1992.  **

    10.46   		Leased Vehicle Plan as amended to date. Filed as Exhibit
              10.46 to Form 10-K for the year ended
              December	31, 1993.  **

  	10.49    		Lease agreement between Newport Steel Corporation and L.B.
              Foster Company dated as of October 12, 1994 and filed as
              Exhibit 10.49 to Form 10-Q for the quarter ended	September
              30, 1994.

  	10.50    		L. B. Foster Company 1996 Incentive Compensation Plan.
			           Filed as Exhibit 10.50 to Form 10-K for the year ended
		           	December 31, 1995.  **

  	10.51    		Supplemental Executive Retirement Plan.  Filed as Exhibit
              10.51 to Form 10-K for the year ended December 31, 1994.  **

  	19       		Exhibits marked with an asterisk are filed herewith.

  	**	       	Identified management contract or compensatory plan or
		           	arrangement required to be filed as an exhibit.

b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Registrant during the three month period ended June 30, 1996.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    						L. B. FOSTER COMPANY
        						                              		(Registrant)


     Date:	August 7, 1996
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