Form 10-Q
period 1996-09-30
FOSTER L B CO
filed 1996-11-13
CIK 352825

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1996

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

                       Yes    X                   No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


        Class				                        Outstanding at October 28, 1996

Class A Common Stock, Par Value $.01           9,972,738 Shares

                   L. B. FOSTER COMPANY AND SUBSIDIARIES

                                   INDEX



PART I. Financial Information					                               	Page

	Item 1.	Financial Statements:

      			Condensed Consolidated Balance Sheets  	                  	2

        	Condensed Consolidated Statements of Income               	3

        	Condensed Consolidated Statements of Cash Flows	           4

	       	Notes to Condensed Consolidated
      			Financial Statements 					                                	5

	Item 2. 	Management's Discussion and Analysis of
         	Financial Condition and Results of Operations            	8


PART II. Other Information

	Item 6. 	Exhibits and Reports on Form 8-K		                     	12

Signature										                                              	14

                     PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In Thousands)
                                         	September 30,       	December 31,
                                             	1996                	1995
ASSETS
Current Assets:
	Cash and cash equivalents	                   $1,093             	$1,325
	Accounts and notes receivable (Note 3):
	  Trade                                     	51,747             	48,166
	  Other                                        	323                	111
		                                            52,070             	48,277
	Inventories (Note 4)                        	42,398	             40,304
	Current deferred tax assets	                  1,005	              1,005
	Other current assets	                           515	                831
	Property held for resale                     	2,970	                985
	  Total current assets	                     100,051	             92,727

Property, Plant & Equipment-At Cost          	43,952	             43,561
Less Accumulated Depreciation	               (22,921)           	(20,956)
	                                            	21,031             	22,605
Property Held for Resale                      	1,227              	4,545
Deferred Tax Assets                              	96              	2,018
Other Assets	                                  3,269              	2,528

TOTAL ASSETS	                               $125,674           	$124,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
	Current maturities of long-term debt        	$1,302              	1,266
	Short-term borrowings (Note 5)               	7,995              	9,750
	Accounts payable                            	19,273             	18,065
	Accrued payroll and employee benefits
    payable                                   	3,158              	2,682
	Other current liabilities                    	1,648              	3,105
	  Total current liabilities                 	33,376             	34,868

Long-Term Debt	                               24,180             	25,034
Other Long-Term Liabilities                   	1,932	              1,348

Stockholders' Equity:
	Class A Common stock	                           102                	102
	Paid-in capital                             	35,268             	35,148
	Retained earnings	                           31,373	             28,480
	Treasury stock	                                (557)              	(557)
	Total stockholders' equity	                  66,186	             63,173

TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	                      $125,674           	$124,423

See notes to Condensed Consolidated Financial Statements.
-Page 2-

                     L. B. FOSTER COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)
                                      	Three Months           	Nine Months
                                          Ended                  	Ended
                                      	September 30,	         September 30,
                                    	1996      	1995	       1996       	1995
Net Sales	                        $65,525   	$75,662     	$178,586  	$203,682

Costs and Expenses:
	Cost of Goods Sold               	56,914    	67,379      	155,582   	181,227
	Selling and Administrative
	  Expenses                        	5,957     	5,790       	16,970	    16,752
	Interest Expense                    	606       	807	        1,781     	2,143
	Other (Income) Expense	             (226)     	(339)        	(562)     	(591)
	                                 	63,251    	73,637      	173,771   	199,531

Income Before Income Taxes and
	Cumulative Effect of Change in
	Accounting Method                 	2,274     	2,025        	4,815     	4,151
Income Taxes                         	856		                  1,922

Income Before Cumulative Effect
 of	Change in Accounting Method    	1,418     	2,025        	2,893     	4,151

Cumulative Effect of Change in
	Accounting Method (Note 2)			                                          	(219)

Net Income                        	$1,418    	$2,025       	$2,893    	$3,932

Earnings Per Common Share Before
	Cumulative Effect of Change in
	Accounting Method                 $ 0.14    	$ 0.21        $ 0.29     $ 0.42

Earnings Per Common Share From
	Cumulative Effect of Change in
	Accounting Method			                                                  	(0.02)

Earnings Per Common Share (Note 6)	$ 0.14 	   $ 0.21	       $ 0.29    	$ 0.40

Average Number of Common Shares
	Outstanding	                       9,959	     9,930        	9,946     	9,925

Cash Dividend per Common Share	    $  -      	$  -    	     $  -       $  -

See Notes to Condensed Consolidated Financial Statements.
-Page 3-

                        L. B. FOSTER COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                                         Nine Months
                                                    	Ended September 30,
                                                    	1996          	1995
Cash Flows from Operating Activities:
		Net Income	                                        $2,893        	$3,932
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
		  Deferred income taxes	                            1,922
  	 Depreciation and amortization                    	2,277         	2,132
	 	 Gain on sale of property, plant and equipment     	(512)	         (480)
		  Cumulative effect of change in accounting method                 		219
Change in Operating Assets and Liabilities:
    Accounts receivable                             	(3,793)	       (8,161)
    Inventories                                     	(2,094)	          833
    Property held for resale                         	1,333
    Other current asset	                                316             	9
    Other non-current assets                          	(852)	         (163)
    Accounts payable-trade	                           1,208	         2,592
    Accrued payroll and employee benefits               476            (80)
    Other current liabilities	                       (1,457)          (783)
    Other liabilities	                                  584           	152
	Net Cash Provided by Operating Activities	           2,301	           202

Cash Flows from Investing Activities:
		Proceeds from sale of property, plant
		and equipment                                      	1,986         	3,609
		Capital expenditures on property, plant
		and equipment                                     	(1,929)       	(3,414)
  Net Cash Provided by Investing Activities             	57           	195

Cash Flows from Financing Activities:
		(Repayments) proceeds from issuance of
		revolving credit agreement borrowings             	(1,755)          	810
		Exercise of stock options                            	120	            30
		Repayments of long-term debt                        	(955)	         (672)
	Net Cash (Used) Provided by Financing Activities   	(2,590)	          168

Net Increase (Decrease) in Cash and Cash
 Equivalents	                                          (232)          	565

Cash and Cash Equivalents at Beginning of
 Period                                              	1,325         	1,180

Cash and Cash Equivalents at End of Period	          $1,093	        $1,745

Supplemental Disclosures of Cash Flow Information:

		Interest Paid                                     	$1,775	        $2,082
		Income Taxes Paid	                                   $343          	$171

During 1996 and 1995, the Company financed the purchase of certain capital expenditures totaling $137,000 and $3,768,000, respectively, through the issuance of capital leases.

See Notes to Condensed Consolidated Financial Statements.
-Page 4-

                 L. B. FOSTER COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, however, actual results could differ from those estimates. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

3. ACCOUNTS RECEIVABLE

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at both September 30, 1996 and December 31, 1995 have been reduced by an allowance for doubtful accounts of $1,800,000. Bad debt expense was $35,000 and $147,000 for the nine month periods ended September 30, 1996 and 1995, respectively.
-Page 5-

4. INVENTORIES

Inventories of the Company at September 30, 1996 and December
31, 1995 are summarized as follows (in thousands):

                         					         September 30,     December 31,
                             	       					  1996             1995
        Finished goods                			$ 29,076          $ 33,570
        Work-in-process         		  	      12,931 		          6,687
      	 Raw materials         				          3,453  	          2,659
      	 Total inventories at current
          costs:  				                     45,460 	  	       42,916
      	 (Less):
        Current costs over LIFO
          stated values	 	              	  (2,462)	 	        (2,012)
        Reserve for decline in
          market value of inventories 			    (600)	            (600)

                                        	$ 42,398		        $ 40,304

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


5. SHORT-TERM BORROWINGS

During 1995, the Company entered into an Amended and Restated Loan Agreement with its banks. The agreement increased the borrowing commitment to $45 million from $40 million, reduced interest rates and extended the term of the agreement to July 1, 1999. Borrowings under the agreement are secured by accounts receivable and inventory.

The agreement includes financial covenants requiring a minimum net worth, and minimum levels for the fixed charge coverage ratio, the leverage ratio and the current ratio. The agreement also restricts dividends, investments, capital expenditures, indebtedness and sales of certain assets.


6. EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of Class A common shares and common stock equivalents outstanding during the quarterly periods ending September 30, 1996 and 1995 of approximately 9,959,000 and 9,930,000, respectively.
-Page 6-

Common stock equivalents are the net additional number of shares which would be issuable upon the exercise of the outstanding common stock warrants and common stock options, assuming that the Company used the proceeds to purchase additional shares at market value. Common stock equivalents had no material effect on the computation of earnings per share for the periods ending September 30, 1996 and 1995.


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

At September 30, 1996, the Company had outstanding letters of credit of approximately $1,122,000.
-Page 7-

          Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                                	Three Months Ended       	Nine Months Ended
                                   	September 30,            	September 30,
                                  	1996       1995         	1996       1995
                                            	(Dollars in thousands)
Net Sales:
	Rail Products                    	$28,968   	$30,927      $ 77,596	 $ 82,320
	Construction Products	             18,921    	24,877	       58,602	   69,574
	Tubular Products	                  17,636	    19,858	       42,388	   51,788
		Total Net Sales	                  65,525    	75,662      	178,586  	203,682
Gross Profit:
	Rail Products	                      4,028     	3,956       	11,091   	10,330
	Construction Products	              2,569	     2,719	        7,940    	7,557
	Tubular Products	                   2,014	     1,608	        3,973    	4,568
		Total Gross Profit	                8,611     	8,283       	23,004   	22,455

Expenses:
	Selling and administrative
		expenses	                          5,957     	5,790       	16,970   	16,752
	Interest expense                     	606       	807	        1,781    	2,143
	Other (income) expense	              (226)     	(339)        	(562)    	(591)
		Total Expenses                    	6,337     	6,258       	18,189   	18,304

Income Before Income Taxes	          2,274     	2,025	        4,815	    4,151
Income Tax                             856	                  	1,922
Income Before Cumulative Effect
 of Change in Accounting Method     	1,418	     2,025        	2,893    	4,151
Cumulative Effect of Change
 in Accounting Method			                                                	(219)
Net Income                         	$1,418    	$2,025       	$2,893   	$3,932


Third Quarter 1996 Results of Operations

The net income for the 1996 third quarter was $1.4 million or $0.14 per share on net sales of $65.5 million. This compares to a 1995 third quarter net income of $2.0 million or $0.21 per share on net sales of $75.7 million.

Rail products' net sales in the 1996 third quarter of $29.0 million decreased 6% from the comparable period last year which benefited from the shipment of a large order to the Port of Los Angeles. Construction products' third quarter net sales decreased 24% primarily due to the continued reduced availability of piling products which was partially offset by a significant increase in the sales of fabricated highway products. Tubular products' net sales in the quarter were $17.6 million or a decrease of 11%. Increases in Fosterweld sales -Page 8-were offset by the Company's withdrawal from the warehouse pipe market. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total company in the 1996 third quarter increased to 13% from 11% in the 1995 third quarter. Rail products' gross margin percentage increased slightly to 14%. Construction products' gross margin percentage increased to 14% from 11% in the prior year due to higher margins on fabricated highway products and a reduction in the sale of lower margin piling products. The gross margin percentage for tubular products increased to 11% from 8% as a result of substantially higher margins on Fosterweld products due to current market conditions for water systems and large diameter pipe piling.

Selling and administrative expenses increased 3% in the 1996 third quarter from the same period last year. Operating income before taxes increased 12% to $2.3 million from $2.0 million.


First Nine Months of 1996 Results of Operations

Net income for the first nine months of 1996 was $2.9 million or $0.29 per share. This compares to a 1995 first nine months' net income of $3.9 million or $0.40 per share. The restated 1995 results included a charge of $0.2 million relating to the adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Rail products' net sales in the first nine months of 1996 declined 6% from the first nine months of 1995 which benefited from the shipment of a large order to the Port of Los Angeles. Construction products' net sales decreased 16% primarily due to the lack of availability of piling products which was partially offset by a significant increase in the sales of fabricated highway products. Tubular products' net sales decreased 18% which primarily reflects the Company's withdrawal from the warehouse pipe market. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the Company was 13% in the first nine months of 1996 compared to 11% in the 1995 first nine months. Rail products' gross margin percentage increased slightly to 14% due primarily to higher margins in transit products' business. Construction products' gross profit margin increased to 14% from 11% as a result of higher margins on fabricated highway products and a reduction in the sale of lower margin piling products. The gross margin percentage for tubular products remained unchanged at 9%.

Selling and administrative expenses for the first nine months of 1996 increased slightly from the first nine months of 1995.
Operating income before taxes increased 16% to $4.8 million from $4.2 million.
-Page 9-

Liquidity and Capital Resources

The Company's ability to generate internal cash flow ("liquidity") results from the sale of inventory and the collection of accounts receivable. During the first nine months of 1996, the average turnover rate for inventory decreased slightly from the prior year. The turnover rate for accounts receivable during the first nine months of 1996 was also slightly lower than during the same period of the prior year. Working capital at September 30, 1996 was $66.7 million compared to $57.9 million at December 31, 1995.

During the first nine months of 1996, the Company had capital expenditures of $1.9 million. The Company financed the purchase of certain capital expenditures totaling $137,000 through the issuance of capital leases. Capital expenditures in 1996 are not expected to exceed $3.0 million and are anticipated to be funded by cash flows from operations.

Total revolving credit agreement borrowings at September 30, 1996 were $28.0 million or a decrease of $1.8 million from the end of the prior year. At September 30, 1996, the Company had approximately $15.9 million in available unused borrowing
commitment.   Management believes its internal and external
sources of funds are adequate to meet anticipated needs.


Other Matters

The previously disclosed exclusive negotiating arrangement for the sale of the Company's Fosterweld operation has been terminated. The Company, however, has commenced discussions with another potential buyer. The outcome of these discussions is uncertain.

The Company owns stock in a privately held short-line railroad. The railroad's financial statements indicate a book value of approximately $2.9 million for this stock. The market value of the stock is not readily determinable and, therefore, the investment is recorded in the Company's accounts at its historical cost of $0.2 million. The Company has been advised of the railroad's intent to sell this business. Although no assurances can be given as to timing or results of this sale, the Company believes that the potential sales price of the stock could significantly exceed $2.9 million.


Outlook

The Company's future operating results may be affected by a number of factors. The Company is dependent upon a number of major suppliers. If a supplier had operational problems or ceased making material available to the Company, operations could be adversely affected. The Company's primary supplier of piling products, Bethlehem Structural Products Corporation, has announced plans to sell its hot rolled sheet piling and structural products facility in Bethlehem, PA. Bethlehem
-Page 10-
also announced that if the sale cannot be completed within an unspecified "scheduled period of time", the operation would be shut down and efforts will continue thereafter to sell the business and, if this is not possible, the assets will be sold. The Company is actively pursuing several possible options to preserve its position in the piling market although no assurances can be given that these actions will be successful. Sales and related rentals of Bethlehem Structural Products Corporation's piling products represent approximately 17% of the Company's 1996 sales to date.

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

Although backlog is not necessarily indicative of future operating results, total Company backlog at September 30, 1996, was approximately $86 million. The following table provides the backlog by business segment.

                                        								Backlog
                           						September 30,	              	December 31,
                            			 1996	    		1995		                	1995
                                    							(Dollars in thousands)
Rail Products		                	$49,009	  	$50,957		              $43,879
Construction Products	           27,256		   27,392		               28,239
Tubular Products		                9,585		   12,789		                8,857

Total Backlog		                	$85,850	  	$91,138	              	$80,975

-Page 11-

                            PART II. OTHER INFORMATION


Item 6.	 EXHIBITS AND REPORTS ON FORM 8-K

       a) 	EXHIBITS
         		Unless marked by an asterisk, all exhibits are	incorporated
           herein by reference:

     3.1    		Restated Certificate of Incorporation as amended to date filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1987.

     3.2		    Bylaws of the Registrant, as amended to date, filed as Exhibit
              3.2 to Form 10-K for the year ended December 31, 1993.

     4.1		    Amended and Restated Loan Agreement by and among the
              Registrant and Mellon Bank, N.A., NBD Bank, and
              Corestates Bank, N.A. dated as of November 1, 1995 and filed
              as Exhibit 4.1 to Form 10-K for the	year ended December 31,
              1995.

    10.15	   	Lease between the Registrant and Amax, Inc. for
					         manufacturing facility at Parkersburg, West Virginia,
              dated as of October 19, 1978, filed as Exhibit 10.15 to
              Registration Statement No. 2-72051.

    10.16	   	Lease between Registrant and Greentree Building
				         	Associates for Headquarters office, dated as of June
              9, 1986, as amended to date, filed as Exhibit 10.16 to Form
              10-K for the year ended December 31, 1988.

    10.16.1	  Amendment dated June 19, 1990 to lease between
					         Registrant and Greentree Building Associates, filed as
              Exhibit 10.16.1 to Form 10-Q for the quarter ended June 30,
              1990.

    10.19		   Lease between the Registrant and American Cast Iron
              Pipe Company for Pipe Coating Facility in Birmingham,
              Alabama dated December 11, 1991 and filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 1991.

    10.33.2  	Amended and Restated 1985 Long-Term Incentive Plan, as
              amended and restated March 2, 1994 and filed as
              Exhibit 10.33.2 to Form 10-K for the year	ended December
              31, 1993. **

    10.45    	Medical Reimbursement Plan filed as Exhibit 10.45
			           to Form 10-K for the year ended December 31, 1992.  			**
-Page 12-

    10.46	   	Leased Vehicle Plan as amended to date. Filed as
				          Exhibit 10.46 to Form 10-K for the year ended	December
              31, 1993.  **

    10.49		   Lease agreement between Newport Steel Corporation
		           	and L.B. Foster Company dated as of October 12,	1994 and
              filed as Exhibit 10.49 to Form 10-Q for the quarter
              ended	September 30, 1994.

    10.50		   L. B. Foster Company 1996 Incentive Compensation
				          Plan. Filed as Exhibit 10.50 to Form 10-K for the year
              ended December 31, 1995.  **

    10.51	   	Supplemental Executive Retirement Plan.  Filed as
		           	exhibit 10.51 to Form 10-K for the year ended December
              31, 1994.  **

  * 10.52		   L. B. Foster Company Officer Loan Program.  **


    19		      Exhibits marked with an asterisk are filed	herewith.

   	**	      	Identified management contract or compensatory plan or
              arrangement required to be filed as an exhibit.

b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Registrant during the three month period ended September 30, 1996.
-Page 13-

                                SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      							L. B. FOSTER COMPANY
                                         								(Registrant)


Date:	November 12, 1996

                                            	By   /s/Roger F. Nejes
                                           							Roger F. Nejes
                                            						Sr. Vice President-
                                            						Finance and Administration
                                            						& Chief Financial Officer
                                             					(Principal Financial Officer
                                           							and Duly Authorized Officer
                                           							of Registrant)

-Page 14-