Form 10-K
period 1996-12-31
FOSTER L B CO
filed 1997-03-26
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITES EXCHANGE
 ACT OF 1934 (No Fee Required)

    For the Fiscal Year Ended December 31, 1996

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (No Fee Required)

For the Transition Period from          to
                              --------     -----------

Commission File Number 0-10436

                            L. B. FOSTER COMPANY
         (Exact name of registrant as specified in its charter)

  Delaware                                     25-1324733
(State of Incorporation)                 (I.R.S. Employer Identification No.)

415 Holiday Drive, Pittsburgh, Pennsylvania                  15220
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (412) 928-3400

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

                          Yes X      No

The aggregate market value on March 20, 1997 of the voting stock held by nonaffiliates of the Company was $37,784,153.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

        Class                               Outstanding at March 20, 1997
Class A Common Stock, Par Value $.01              10,162,738 Shares

Documents Incorporated by Reference:
  Portions of the Proxy Statement prepared for the 1997 annual meeting of stockholders are incorporated by reference in Items
10, 11, 12 and 13 of Part III.

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

For rail markets, Foster provides a full line of new and used rail, trackwork and accessories to railroads, mines and industry. The Company also designs and produces insulated rail joints, power rail, track fasteners, catenary systems, coverboards and special accessories for mass transit and other rail systems, worldwide.

For the construction industry, the Company sells and rents steel sheet piling and H-bearing pile for foundation and earth retention requirements and pile driving equipment and accessories for driving piling. In addition, Foster supplies bridge decking, expansion joints, overhead sign structures and other products for highway construction and repair.

For tubular markets, the Company supplies pipe and pipe coatings for pipelines and utilities. Foster manufactures spiralweld pipe for water transmission lines, foundation piling, slurry lines and many other applications. In addition, the Company produces pipe-related products for special markets, including water wells and irrigation.

The Company classifies its activities into three business segments: rail products, construction products and tubular products. Financial information concerning the segments is set forth in Note 19 to the financial statements included in the Company's Annual Report to Stockholders for 1996. The following table shows for the last three fiscal years the net sales generated by each of the current business segments as a percentage of total net sales.

                                         Percentage of Net Sales
                                     --------------------------------
                                        1996       1995       1994
                                     --------------------------------
Rail Products                            46%        42%       38%
Construction Products                    32%        34%       36%
Tubular Products                         22%        24%       26%
                                     --------------------------------
                                        100%       100%      100%
                                     --------------------------------
                                     --------------------------------

RAIL PRODUCTS

L. B. Foster Company's rail products include heavy and light rail, relay rail, insulated rail joints, rail accessories, and transit products. The Company is a major rail products supplier to industrial plants, contractors, railroads, mines and mass transit systems.

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

The Company's Allegheny Rail Products (ARP) division engineers and markets insulated rail joints and related accessories for the railroad and mass transit industries, worldwide. Insulated joints are made in-house and subcontracted.

The Company's Transit Products Division supplies power rail, direct fixation fasteners, catenary systems, coverboards and special accessories primarily for mass transit systems. Most of these products are manufactured by subcontractors and are usually sold by sealed bid to transit authorities or to rail contractors, worldwide.

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


TUBULAR PRODUCTS

L. B. Foster Company is a distributor of coated pipe. Coated line pipe is used for oil and gas transmission and for refinery, petrochemical plant and power plant construction, as well as water transmission. The Company, with the exception of Fosterweld pipe, generally purchases the pipe it sells from pipe manufacturers.

The Company includes within the tubular products segment, manufactured Fosterweld pipe and oil country tubular goods. Generally, the Company adds value to purchased tubular products by preparing them to meet customer specifications using various fabricating processes, including the finishing of oil country tubular goods and the welding, coating, wrapping and lining of other pipe products.

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

MARKETING AND COMPETITION

L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States through a national sales force of 49 salespeople. The Company maintains 10 sales offices and 14 plants or warehouses nationwide. During 1996, approximately 7% of the Company's total sales were for export.

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

RAW MATERIALS AND SUPPLIES

Most of the Company's inventory is purchased in the form of finished or semifinished product. With the exception of relay rail which is purchased from railroads or rail take-up contractors, the Company purchases most of its inventory from domestic and foreign steel producers. There are few domestic suppliers of new rail and piling products and the Company could be adversely affected if a domestic supplier ceased making such material available to the Company. Approximately 62% of the materials sold by the construction products segment are purchased from Bethlehem Structural Products Corporation which has announced the shutdown of its hot rolled sheet piling facility in the first quarter of 1997. See Note 17 to the consolidated financial statements for additional information on this matter.

The Company's purchases from foreign suppliers are subject to the usual risks associated with changes in international conditions and to United States laws which could impose import restrictions on selected classes of products and antidumping duties if products are sold in the United States below certain prices.

BACKLOG

The dollar amount of firm, unfilled customer orders at December
31, 1996 and 1995 by segment follows (in thousands):

                                  December 31, 1996     December 31, 1995
                                  ----------------------------------------
Rail Products                           $36,100              $43,879
Construction Products                    28,080               28,239
Tubular Products                         11,328                8,857
                                  ----------------------------------------
                                        $75,508              $80,975
                                  ----------------------------------------
                                  ----------------------------------------

Approximately 95% of the December 31, 1996 backlog is expected to be shipped in 1997.

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


EMPLOYEES AND EMPLOYEE RELATIONS

The Company has 526 employees, of whom 276 are hourly production workers and 250 are salaried employees. Approximately 82 of the hourly paid employees are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

Substantially all of the Company's hourly paid employees are covered by one of the Company's noncontributory, defined benefit plans and a defined contribution plan. Substantially all of the Company's salaried employees are covered by a defined contribution plan established by the Company.

ITEM 2. PROPERTIES

The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company's business using the properties, are set forth in the following table:

                                                       Business       Lease
Location                 Function             Acres    Segment        Expires
-----------------------------------------------------------------------------
Birmingham, Alabama      Pipe coating.         32       Tubular         1997

Doraville, Georgia       Fabrication of        28       Tubular,       Owned
                         components for                 Rail and
                         highways.                      Construction
                         Yard storage.

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

Including the properties listed above, the Company has 10 sales offices and 14 warehouse, plant and yard facilities located throughout the country. The Company's facilities are in good condition and the Company believes that its production facilities are adequate for its present and foreseeable requirements.


ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                 PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

STOCK MARKET INFORMATION

The Company had 1,249 common shareholders of record on January
28, 1997. Common stock prices are quoted daily through the National Association of Security Dealers, Inc. in its over-the-counter NASDAQ quotation service (Symbol FSTRA). The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:

                                    1996                       1995
--------------------------------------------------------------------------
Quarter                    High            Low           High         Low
--------------------------------------------------------------------------
First                  $  4 3/8        $  3 3/8        $  4         $ 3
---------------------------------------------------------------------------
Second                    4 1/8           3 1/2           4  1/8      3 1/2
---------------------------------------------------------------------------
Third                     4 1/4           3 5/8           4  3/4      4
----------------------------------------------------------------------------
Fourth                    4 1/8           3 5/8           4  1/2      4
----------------------------------------------------------------------------
----------------------------------------------------------------------------

DIVIDENDS
No dividends were paid on the Company's Common stock during 1996 and 1995. Cash dividends on the Company's Common stock are restricted under the terms of the Company's Revolving
Credit Agreement (see Note 8 to consolidated financial statements).

ITEM 6. SELECTED FINANCIAL DATA

(All amounts are in thousands except per share data.)

                                   Year Ended December 31,
Income Statement Data         1996    1995(1)       1994    1993(2)     1992
------------------------------------------------------------------------------
Net sales                $ 243,071  $ 264,985  $ 234,262  $212,291  $ 204,961
------------------------------------------------------------------------------
Operating Profit             8,195      6,769      6,184     3,103      1,100
------------------------------------------------------------------------------
Income before cumulative
  effect of change in
  accounting principle       3,858      5,043      5,440       899        411
------------------------------------------------------------------------------
Net income                   3,858      4,824      5,440     1,569        411
------------------------------------------------------------------------------
Earnings per common share
  before cumulative effect
  of change in accounting
  principle                   0.39       0.51       0.55      0.09       0.04
------------------------------------------------------------------------------
Earnings per common share     0.39       0.49       0.55      0.16       0.04
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                           December 31,
Balance Sheet Data            1996    1995(1)       1994    1993(2)      1992
------------------------------------------------------------------------------
Total assets             $ 123,398  $ 124,423  $ 122,585  $108,137  $ 104,952
------------------------------------------------------------------------------
Working capital             63,527     57,859     52,519    49,755     48,163
------------------------------------------------------------------------------
Long-term debt              21,816     25,034     22,377    25,584     26,072
------------------------------------------------------------------------------
Stockholders' equity        67,181     63,173     58,319    52,879     51,310
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars  in thousands)

                           Three Months Ended          Twelve Months Ended
                              December 31,                 December 31,

                           1996        1995      1996       1995         1994
------------------------------------------------------------------------------
Net Sales:
  Rail Products        $  34,184   $  29,262   $ 111,780   $111,582  $ 88,862
  Construction Products   19,352      19,161      77,954     88,735    85,488
  Tubular Products        10,949      12,880      53,337     64,668    59,912
------------------------------------------------------------------------------
    Total Net Sales    $  64,485   $  61,303   $ 243,071   $264,985  $234,262
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Gross Profit:
  Rail Products        $   4,679   $   4,178   $  15,770   $ 14,507  $ 13,745
  Construction Products    2,420       2,222      10,360      9,780    10,350
  Tubular Products           857         360       4,830      4,928     3,502
------------------------------------------------------------------------------
    Total Gross Profit     7,956       6,760      30,960     29,215    27,597
------------------------------------------------------------------------------
Expenses:
  Selling and Admin-
  istrative Expenses       5,795       5,694      22,765     22,446    21,413
  Interest Expense           584         697       2,365      2,840     2,067
  Other (Income) Expense     (38)       (186)       (600)      (777)     (274)
------------------------------------------------------------------------------
    Total Expenses         6,341       6,205      24,530     24,509    23,206
------------------------------------------------------------------------------
Income Before Income Taxes 1,615         555       6,430      4,706     4,391
Income Tax Expense
 (Benefit)                   650        (337)      2,572       (337)   (1,049)
Income Before Cumulative
  Effect of Changes in
  Accounting Principles      965         892       3,858      5,043     5,440
Cumulative Effect of Changes
  in Accounting Principles                                     (219)
------------------------------------------------------------------------------
Net Income               $   965   $     892   $   3,858   $  4,824  $  5,440
------------------------------------------------------------------------------
------------------------------------------------------------------------------

FOURTH QUARTER of 1996 VS. FOURTH QUARTER of 1995

The net income for the current quarter was $1.0 million or $0.10 per share. This compares to a 1995 fourth quarter net income of $0.9 million or $0.09 per share. The Company's fourth quarter pretax income climbed to $1.6 million in 1996 versus $0.6 million in 1995. Net sales in 1996 were $64.5 million or 5% higher than the comparable quarter last year.

Rail products' net sales of $34.2 million increased 17% from the comparable period last year due to three large December shipments of new rail products, a general increase in relay rail business, and an increase in volume of Allegheny Rail Products' business. Construction products' net sales in the 1996 fourth quarter remained relatively unchanged in comparison to the fourth quarter of 1995. Tubular products' net sales declined 15% from 1995 as a result of the Company's withdrawal from the warehouse pipe market and lower sales of coated and Fosterweld pipe. Changes in net sales are primarily the result of changes in volume rather than changes in pricing.

The gross margin percentage for the total company in the 1996 fourth quarter increased to 12% versus 11% in the same quarter of 1995. The gross margin percentage for the Company's rail products segment remained relatively unchanged at 14% in both the 1996 and 1995 fourth quarters. Construction products' gross margin percentage in the fourth quarter of 1996 increased slightly to 13% as a result of higher margins on fabricated highway products. The gross profit margin percentage for tubular products increased to 8% in the 1996 fourth quarter from 3% in the year earlier quarter. The increase was primarily due to the continued improvement in Fosterweld pipe margins.

In the 1996 fourth quarter, selling and administrative expenses increased 2% from the same period in the prior year. Interest expense decreased 16% due primarily to lower borrowings. The income tax rate increased above the statutory rate in 1996 due to certain non-deductible expenses. The income tax rate was less than the statutory rate in 1995 principally as a result of a reduction in the deferred tax asset valuation reserve. See the year comparison section for a more detailed discussion of the income tax provisions.


THE YEAR 1996 COMPARED TO THE YEAR 1995

The net income for 1996 was $3.9 million or $0.39 per share. This compares to 1995 net income of $4.8 million or $0.49 per share. The Company's pretax income was $6.4 million in 1996 versus $4.7 million in 1995. In 1996, the Company recorded an income tax provision of $2.6 million versus an income tax benefit of $0.3 million in 1995.

Rail products' 1996 net sales were unchanged from 1995. Construction products' net sales decreased 12% in 1996 primarily due to the reduced availability of piling products. Sales of tubular products decreased 18% in 1996 as a result of the Company's withdrawal from the warehouse pipe market and a weakness in coating activity, which were partially offset by an increase in Fosterweld products sales. Changes in net sales are primarily the result of changes in volume rather than changes in pricing.

The gross profit margin percentage for the Company in 1996 increased to 13% from 11% in 1995. Rail products' gross margin percentage increased slightly to 14% due primarily to the higher margins in transit products business. Construction products' gross profit percentage increased to 13% in 1996 versus 11% in 1995 as a result of higher margins on fabricated highway products and a reduction in the sale of lower margin piling products. The gross margin percentage for the tubular products segment increased slightly in 1996 to 9% from 8% in 1995. Increased expenses were incurred to overcome production problems at the Birmingham pipe coating facility and volume at the Newport plant was lower than anticipated. These costs were offset by Fosterweld's increased gross profit contributions which resulted from improved market conditions.

Selling and administrative expenses for 1996 remained unchanged compared to 1995, while interest expense decreased 17% due
primarily to lower borrowings.   Other income in 1996 included
$0.4 million of interest income. Other income in 1995 included $0.3 million of interest income and a $0.2 million gain on the sale of equipment held for disposal.

The income tax rate increased above the statutory rate in 1996 as a result of certain non-deductible expenses. In 1993, the Company recorded prior year net operating loss (NOL) carryforwards as assets to comply with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".
In addition, the Company also established a valuation reserve to account for the possibility that all of the NOLs may not have been used. As the Company's taxable income has grown in recent years, the need for a reserve to reduce the value of NOLs was no longer necessary. During 1995 and 1994, the income tax rate was less than the statutory rate principally due to reductions in the valuation reserve. At December 31, 1996, the valuation reserve related to the potential non-recoverability of certain state NOLs was $150,000. Cash payments for income taxes were approximately $0.4 million. At the end of 1996, the Company had approximately $2.5 million in federal income tax NOLs and $1.1 million in Alternative Minimum Tax (AMT) credits.

The Company expects to provide for income taxes at approximately the statutory rate in 1997, while cash flow for taxes paid is expected to remain favorable until the remaining NOLs and AMT credits are used. See Note 13 to the consolidated financial statements for additional information on income taxes.

THE YEAR 1995 COMPARED TO THE YEAR 1994

The net income for 1995 was $4.8 million or $0.49 per share.
This compares to 1994 net income of $5.4 million or $0.55 per share. Net sales in 1995 were $265.0 million or 13% higher than in 1994.

Rail products' net sales improved 26% in 1995 to $111.6 million as sales of new rail products increased. Despite a fourth quarter weakness in piling products, construction products' net sales for 1995 of $88.7 million were 4% higher than 1994 as increased shipments of piling and fabricated products offset reductions in pile driving equipment revenue. Tubular products' net sales in 1995 increased to $64.7 million or 8% from the prior year due to increased pipe coating volume at the Company's Birmingham, Alabama facility. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total company declined to 11% from 12% in 1994. Rail products' gross margin percentage decreased to 13% from approximately 16% in 1994 as a result of lower margins on running rail and used rail products. Construction products' gross margin percentage declined to 11% from 12% in 1994 as a result of lower margins on fabricated products and vibratory pile driving equipment. The gross margin percentage for the Company's tubular products increased to 8% from 6% last year. The increase was the result of a change in the mix of pipe coating products sold and improved Fosterweld pipe margins.

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

The income tax rate is less than the statutory rate in both the 1995 and 1994 periods principally as a result of changes in net deferred tax assets and liabilities. The Company's deferred tax assets include net operating loss (NOL) carryforwards. In 1993, the Company recorded all available NOL carryforwards as assets net of a valuation reserve which reduced the carrying value of the NOL carryforwards to the amount projected to actually be used in future years (i.e. the net realizable value) in accordance with Statement of Financial Accounting Standards No.
109  "Accounting for Income Taxes".   The net realizable value
of the Company's NOL carryforwards is computed based on the average taxable income for the most recent three years projected forward for three years. During 1995 and 1994, the net realizable value of the NOL carryforwards increased and the Company reduced the valuation reserve related to the NOL carryforwards by $2.5 million and $2.4 million, respectively. These favorable adjustments of the valuation reserve were recorded as reductions of income tax expense. Expected utilization of the net deferred tax assets is contingent upon the Company earning in the aggregate approximately $11 million of taxable income in future years.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and recorded a charge of $0.2 million, net of income tax benefit, principally related to a Fosterweld facility held for sale (see Note 2 to consolidated financial statements).



LIQUIDITY AND CAPITAL RESOURCES

The Company generates internal cash flow ("liquidity") from the sale of inventory and the collection of accounts receivable. During 1996, the average turnover rates for accounts receivables and inventories were relatively unchanged from the prior year. Working capital at December 31, 1996 was $63.5 million compared to $57.9 million at December 31, 1995.

During 1996, the Company had capital expenditures of $2.3 million. Capital expenditures in 1997 are expected to be approximately $3 million and are anticipated to be funded by cash flows from operations.

Total revolving credit agreement borrowings at December 31, 1996 were $24.0 million or a decrease of $5.8 million from the end of the prior year. Outstanding letters of credit at December 31, 1996 were $0.8 million. At December 31, 1996, the Company had approximately $20.2 million in unused borrowing commitment. Management believes its internal and external sources of funds are adequate to meet anticipated needs.


OTHER MATTERS

The Company currently owns stock with a book value of approximately $2.0 million in a privately-held corporation.
The market value of the stock is not readily determinable and, therefore, the investment is recorded in the Company's accounts at its historical cost of $0.2 million (see Note 7 to consolidated financial statements). If this business is sold, the Company believes that the potential sales price could significantly exceed the privately-held corporation's book value.

As stated previously, the Company has made a decision to divest its Fosterweld operations at the Parkersburg, West Virginia facility, which has fixed assets with a carrying value of $3.0 million. Currently, discussions are taking place with several potential buyers. (See Note 5 to consolidated financial statements). Additionally, the Company is considering the divestiture of its $3.0 million pile driving equipment product line. These actions are not expected to have a material impact on the financial condition of the Company.

Management continues to evaluate the overall performance of certain operations. A decision to terminate an existing operation could have a material effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


OUTLOOK

The Company's primary supplier of piling products, Bethlehem Structural Products Corporation, has announced that its hot rolled sheet piling and structural products facility in Bethlehem, Pennsylvania, will be shut down in the first quarter of 1997. The Company has agreed to purchase Bethlehem's remaining piling production. A portion of this inventory will enable the Company to maintain its rental piling business beyond 1997. The Company is actively pursuing other options to preserve its position in the piling distribution market. Gross profit of the Bethlehem Structural Products Corporation's piling distribution business accounted for less than 10% of the Company's 1996 gross profit.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. The Company has provided $5,000,000 of working capital to this supplier in the form of loans and advance payments. If, for any reason, this supplier is unable to perform, the Company could experience a negative short term effect on earnings.

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

Although backlog is not necessarily indicative of future
operating results, total Company backlog at December 31, 1996 was approximately $76 million or 7.0% lower than the backlog at
the end of the previous year.   The following table provides the
backlog by business segment.

                                            December 31,
------------------------------------------------------------------------------
                                     1996       1995       1994
------------------------------------------------------------------------------
                                       (Dollars in thousands)
Backlog:
  Rail Products                   $36,100    $43,879    $47,582
  Construction Products            28,080     28,239     18,574
  Tubular Products                 11,328      8,857     14,776
------------------------------------------------------------------------------
   Total Backlog                  $75,508    $80,975    $80,932
------------------------------------------------------------------------------
------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, taxes, inflation, and governmental regulations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

ASSETS (In thousands)                               1996                1995
------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                      $     1,201        $     1,325
Accounts receivable (Note 3)                        49,918             48,277
Inventories (Note 4)                                42,925             40,304
Current deferred tax assets (Note 13)                1,214              1,005
Other current assets                                   398                831
Property held for resale (Note 5)                                         985
------------------------------------------------------------------------------
Total Current Assets                                95,656             92,727
------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT -
at cost (Note 6)                                    20,467             22,605
------------------------------------------------------------------------------
PROPERTY HELD FOR RESALE (Note 5)                   4,022               4,545
------------------------------------------------------------------------------
DEFERRED TAX ASSETS (Note 13)                                           2,018
--------------------------------------------------------------------------------
OTHER ASSETS (Note 7)                               3,253               2,528
------------------------------------------------------------------------------
TOTAL ASSETS                                    $ 123,398           $ 124,423
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (In thousands, except share data)
------------------------------------------------------------------------------
CURRENT LIABILITIES:
Short-term borrowings (Note 8)                  $   6,000           $   9,750
Current maturities of long-term debt (Note 9)       1,366               1,266
Accounts payable - trade                           19,060              18,065
Accrued payroll and employee benefits               3,543               2,682
Other accrued liabilities                           2,160               3,105
------------------------------------------------------------------------------
Total Current Liabilities                          32,129              34,868
------------------------------------------------------------------------------
LONG-TERM DEBT (Note 9)                            21,816              25,034
------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES (Note 13)                    394
------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES                         1,878               1,348
------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (Notes 8, 10 and 11):
Class A Common stock, issued 10,228,739 shares
 in 1996 and 10,188,739 shares in 1995                102                 102
Paid-in capital                                    35,276              35,148
Retained earnings                                  32,338              28,480
Treasury stock - at cost, Class A Common stock,
 246,001 shares in 1996 and 256,001 shares
 in 1995                                             (535)               (557)
--------------------------------------------------------------------------------
Total Stockholders' Equity                         67,181              63,173
------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 123,398           $ 124,423
------------------------------------------------------------------------------
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED
DECEMBER 31, 1996

(In thousands, except per share data)        1996          1995          1994
------------------------------------------------------------------------------
NET SALES                               $ 243,071    $  264,985    $ 234,262
------------------------------------------------------------------------------
COSTS AND EXPENSES:
Cost of goods sold                        212,111       235,770      206,665
Selling and administrative expenses        22,765        22,446       21,413
Interest expense                            2,365         2,840        2,067
Other (income) expense                       (600)         (777)        (274)
------------------------------------------------------------------------------
                                          236,641       260,279       229,871
------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                      6,430         4,706        4,391

INCOME TAX EXPENSE (BENEFIT) (Note 13)      2,572          (337)      (1,049)
------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE         3,858         5,043        5,440

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (Note 2)                            (219)
-------------------------------------------------------------------------------
NET INCOME                             $    3,858    $    4,824   $    5,440
------------------------------------------------------------------------------
------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
------------------------------------------------------------------------------
Income before cumulative effect of
  change in accounting principle       $     0.39    $     0.51   $     0.55

Cumulative effect of change in
  accounting principle                                    (0.02)
------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE (Note 12)    $     0.39    $     0.49   $     0.55
------------------------------------------------------------------------------
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE THREE YEARS
ENDED DECEMBER 31, 1996

(In thousands)                                1996          1995         1994
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $ 3,858       $ 4,824       $ 5,440
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
   Deferred income taxes                    2,203          (565)       (1,228)
   Depreciation and amortization            3,169         2,774         2,932
   Gain on sale of property, plant and
   equipment                                 (540)         (532)         (635)
   Cumulative effect of change in
    accounting principle                                    219
Change in operating assets and liabilities:
   Accounts receivable                     (1,641)       (1,856)      (10,560)
   Inventory                               (2,621)        2,878        (4,240)
   Property held for resale                 1,508
   Other current assets                       433          (165)           49
   Other noncurrent assets                 (1,020)         (171)          309
   Accounts payable - trade                   995        (1,710)        2,526
   Accrued payroll and employee benefits      861           158           354
   Other current liabilities                 (945)         (174)         (238)
   Other liabilites                           530          (245)         (384)
------------------------------------------------------------------------------
   Net Cash Provided (Used) by
    Operating Activities                    6,790         5,435        (5,675)
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant
 and equipment                              2,277         3,880         2,107
Capital expenditures on property,
 plant and equipment                       (2,336)       (4,074)       (2,800)
------------------------------------------------------------------------------
   Net Cash Used by Investing Activities      (59)         (194)         (693)
------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds of revolving
   credit agreement borrowings             (3,750)       (4,170)        7,420
Exercise of stock options                     150            30
Repayments of long-term debt (Note 9)      (3,255)         (956)       (1,085)
------------------------------------------------------------------------------
   Net Cash (Used) Provided by
    Financing Activities                   (6,855)       (5,096)        6,335
------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and
   Cash Equivalents                          (124)          145           (33)
Cash and Cash Equivalents at
   Beginning of Year                        1,325         1,180         1,213
------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year  $ 1,201       $ 1,325       $ 1,180
------------------------------------------------------------------------------
------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid                             $ 2,376        $2,906       $ 1,933
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Income Taxes Paid                         $   410        $   188      $    78
------------------------------------------------------------------------------
------------------------------------------------------------------------------

During 1996, 1995, and 1994, the Company financed certain capital expenditures and related maintenance agreements totaling $137,000, $4,081,000 and $415,000, respectively, through the issuance of capital leases.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED
DECEMBER 31, 1996

                             Class A
                             Common    Paid-in    Retained    Treasury
(In thousands)               Stock     Capital    Earnings    Stock      Total
------------------------------------------------------------------------------
Balance, January 1, 1994      $ 102   $ 35,118   $ 18,216   $  (557)  $ 52,879
Net Income                                          5,440                5,440
------------------------------------------------------------------------------
Balance, December 31, 1994      102     35,118     23,656      (557)    58,319
Net Income                                          4,824                4,824
Exercise of option to pur-
  chase 10,000 shares of Class
  A Common stock (Note 11)                  30                              30
------------------------------------------------------------------------------
Balance, December 31, 1995      102     35,148     28,480      (557)    63,173
Net Income                                          3,858                3,858
Exercise of option to pur-
  chase 50,000 shares of Class
  A Common stock (Note 11)                 128                   22        150
------------------------------------------------------------------------------
Balance, December 31, 1996    $ 102   $ 35,276   $ 32,338   $  (535)  $ 67,181
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

Inventories - Inventories are generally valued at the lower of the last-in, first-out (LIFO) cost or market. Other inventories of the Company, approximately 13 % in 1996 and 11% in 1995, are valued at average cost or market, whichever is lower.

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

The Company is required to adopt Statement of Position 96-1, "Environmental Remediation Liabilities" as of January 1, 1997.
The effect of the adoption will not be material.

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

Stock-based compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company follows the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation, and, accordingly, recognizes no compensation expense for stock option grants, but provides, when material, the pro forma disclosures required by the Statement of Financial Accounting Standards (SFAS) Statement No. 123, "Accounting for Stock-Based Compensation."


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


NOTE 3.
ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1996 and 1995 are summarized as follows (in thousands):

                                         1996            1995
---------------------------------------------------------------
Trade                                 $ 51,271        $ 49,966
Allowance for doubtful accounts         (1,803)         (1,800)
Other                                      450             111
---------------------------------------------------------------
                                      $ 49,918        $ 48,277
---------------------------------------------------------------
---------------------------------------------------------------

The Company's customers are in the rail, construction and tubular segments of the economy. As of December 31, 1996 and 1995, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows (in thousands):

                                        1996            1995
---------------------------------------------------------------
Rail                                  $ 27,234        $ 21,366
Construction                            15,586          17,169
Tubular                                  6,648           9,631
---------------------------------------------------------------
                                      $ 49,468        $ 48,166
---------------------------------------------------------------
---------------------------------------------------------------

Credit is extended on an evaluation of the customer's financial condition and generally collateral is not required.


NOTE 4.
INVENTORIES

Inventories at December 31, 1996 and 1995 are summarized as follows (in thousands):

                                         1996             1995
----------------------------------------------------------------
Finished goods                        $ 31,347         $ 33,570
Work-in-process                         11,117            6,687
Raw materials                            3,135            2,659
----------------------------------------------------------------
Total inventories at current costs      45,599           42,916
----------------------------------------------------------------
----------------------------------------------------------------

Less:
   Current cost over LIFO
      stated values                     (2,074)          (2,012)
   Reserve for decline in market
      value of inventories                (600)            (600)
----------------------------------------------------------------
                                      $ 42,925         $ 40,304
----------------------------------------------------------------
----------------------------------------------------------------

At December 31, 1996 and 1995, the LIFO carrying value of inventories for book purposes exceeded the LIFO carrying value for tax purposes by approximately $5,241,000 and $5,441,000, respectively. During 1996, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs which were higher than the costs of current purchases. The effect of these reductions in 1996 and 1995 was to increase cost of goods sold by $217,000 and $287,000, respectively.

NOTE 5.
PROPERTY HELD FOR RESALE

Property held for resale at December 31, 1996 and 1995 consists of the following (in thousands):

Location                                      1996              1995
-----------------------------------------------------------------------
Parkersburg, WV                             $ 3,003           $ 2,920
Windsor, NJ                                                       985
Marrero, LA                                     615               615
Houston, TX                                     261               261
Navasota, TX                                                      356
Other                                           143               393
-----------------------------------------------------------------------
Property held for resale                      4,022             5,530
-----------------------------------------------------------------------
Assets having sales commit-
  ments within one year                                           985
-----------------------------------------------------------------------
                                            $ 4,022           $ 4,545
-----------------------------------------------------------------------
-----------------------------------------------------------------------

The Parkersburg, West Virginia location produces Fosterweld spiralweld pipe used for water transmission and other applications. During 1995, the Company decided that this product did not meet the Company's long-term strategic goals. The assets of this operation include machinery and equipment, buildings and leasehold improvements. During 1996 and 1995, the location generated net sales and operating profit of approximately $13,300,000 and $2,000,000 and $10,300,000 and
$300,000, respectively, which are included in the Company's tubular segment. The Company is currently negotiating with several buyers. However, the outcome of these discussions is uncertain at this time.

The Windsor, New Jersey, location formerly produced Fosterweld pipe and was used for yard storage. Assets of the location consisted of land and land improvements. During 1995, the effect of adopting SFAS No. 121 included an impairment loss of $268,000 based on the estimated sales value of the assets. The Company disposed of these assets in 1996 and received proceeds equal to the net book value of these assets.

The Marrero, Louisiana location was formerly used for yard storage. Assets of the location consist of land no longer used in the Company's business. The land is currently being leased to a third party. The Company does not anticipate disposing of the land during 1997.

The Houston, Texas location was formerly a pipe coal tar coating facility. Assets of the location consist of land no longer used in the Company's business. The land has been listed for sale, although no assurances can be given that the land will be sold during 1997.

The Navasota, Texas, location produced couplings used in the Company's threaded products business and was included in the tubular products business segment. The assets of this operation included machinery and equipment, buildings and land. Seperate net sales and operating profits for this location can not be identified. During 1996, the Company disposed of these assets through a capitalized lease and is recognizing the gain on these assets by using the installment method of accounting for this capitalized lease. The gain recognized was immaterial in 1996.


NOTE 6.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1996 and 1995 consists of the following (in thousands):

                                               1996            1995
---------------------------------------------------------------------
Land                                       $  6,700         $ 6,700
Improvements to land and leaseholds           3,984           3,867
Buildings                                     2,642           2,563
Machinery and equipment, including
   equipment under capitalized
   leases of $7,434 in 1996
   and $7,728 in 1995                        23,774          23,862
Rental pile driving equipment                 3,668           6,251
Construction in progress                        197             318
---------------------------------------------------------------------
                                             40,965          43,561
---------------------------------------------------------------------
Less accumulated depreciation and
   amortization, including accumulated
   amortization of capitalized leases
   of $2,259 in 1996 and $1,663 in 1995      20,498          20,956
---------------------------------------------------------------------
                                           $ 20,467        $ 22,605
---------------------------------------------------------------------
---------------------------------------------------------------------

Property, plant and equipment include certain capitalized leases. The following is a schedule, by year, of the future minimum payments under these leases, together with the present value of the net minimum payments as of December 31, 1996 (in thousands):

Year ending December 31,                                   Amount
-------------------------------------------------------------------
1997                                                      $ 2,004
1998                                                        1,907
1999                                                        1,299
2000                                                          842
2001 and thereafter                                           797
-------------------------------------------------------------------
Total minimum lease payments                                6,849
Less amount representing interest                           1,667
-------------------------------------------------------------------
Total present value of minimum
   payments  (Note 9)                                       5,182
Less current portion of such obligations                    1,366
-------------------------------------------------------------------
Long-term obligations with interest rates
   ranging from 7.25% to 9.75%                            $ 3,816
-------------------------------------------------------------------
-------------------------------------------------------------------

NOTE 7.
OTHER ASSETS

At December 31, 1996 and 1995, other assets include notes receivable and accrued interest totaling $2,072,000 and $1,896,000, respectively, from investors in a private corporation. The notes, which are recorded at face value, are due if there is a change in ownership of the private corporation or March 1997, whichever occurs earlier. However, the Company has agreed, in principle, subject to the execution of satisfactory documentation, to extend the due date until August 1998. Additionally, the Company owns stock in the private corporation which is recorded at historical cost of $193,000.

NOTE 8.
SHORT-TERM BORROWINGS

Effective November 1995, the Company renegotiated its $45,000,000 revolving credit agreement. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate. The interest rates are adjusted quarterly based on the fixed charge coverage ratio defined in the agreement. The ranges are prime to prime plus 0.25%, the CD rate plus 0.45% to the CD rate plus 1.125%, and the Euro-bank rate plus 0.45% to the Euro-bank rate plus 1.125%. Borrowings under the agreement, which expires July 1, 1999, are secured by accounts receivable and inventory.

The agreement includes financial covenants requiring a minimum net worth, and minimum levels for the fixed charge coverage ratio, the leverage ratio and the current ratio. The agreement also restricts dividends, investments, capital expenditures, indebtedness and sales of certain assets.

As of December 31, 1996, the Company was in compliance with all the agreement's covenants. At December 31, 1996, the Company had borrowed $24,000,000 under the agreement of which $18,000,000 was classified as long-term (see Note 9). Under the agreement, the Company had approximately $20,154,000 in unused borrowing commitment at December 31, 1996. At December 31, 1996, $3,436,000 was available for future dividend payments.


NOTE 9.
LONG-TERM DEBT AND RELATED MATTERS

Long-term debt at December 31, 1996 and 1995 consists of the following (in thousands):

                                              1996              1995
----------------------------------------------------------------------
Revolving Credit Agreement with
  weighted average interest rate of
  6.42% at December 31, 1996 and
  6.57% at December 31, 1995,
  expiring July 1, 1999                   $ 18,000           $ 20,000
----------------------------------------------------------------------
Lease obligations payable in
  installments through 2003 with a
  weighted average interest rate of
  8.0% at December 31, 1996 and 1995         5,182              6,300
----------------------------------------------------------------------
                                            23,182             26,300
Less current maturities                      1,366              1,266
----------------------------------------------------------------------
                                          $ 21,816           $ 25,034
----------------------------------------------------------------------
----------------------------------------------------------------------

The $18,000,000 revolving credit borrowings included in long-term debt were obtained under the revolving loan agreement discussed in Note 8 and are subject to the same terms and conditions. This portion of the borrowings is classified as long-term because the Company does not anticipate reducing the borrowings below $18,000,000 during 1997.

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

The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 1996 are as follows:

1997 - $1,366,000;  1998 - $1,299,000;  1999 - $19,025,000;
2000 - $753,000;  2001 - $418,000;  and 2002 and beyond -
$321,000.


NOTE 10.
STOCKHOLDERS' EQUITY

At December 31, 1996 and 1995, the number of authorized shares of the Company's Class A Common stock were 20,000,000 shares and Class B Common stock were 1,391,000 shares. No Class B Common shares were issued. The Company's Class A and Class B Common stock each have a par value of $.01 per share and are generally identical except that the Class B Common stock has no stockholder voting rights, and except that such holders shall be entitled to one vote per share on matters such as consolidation or merger of the Company.
Class B Common stock may be converted at any time on a share-for-share basis into Class A Common stock.

No cash dividends on Common stock were paid in 1996, 1995, and 1994.


NOTE 11.
STOCK OPTIONS

The 1985 Long-Term Incentive Plan (Plan) of the Company, as amended and restated in March 1994, provides for the award of options to key employees and directors to purchase up to 1,500,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. The Plan provides for the granting of "nonqualified options" and "incentive stock options" with a duration of not more than ten years from the date of grant. The Plan also provides that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant. Stock to be offered under the Plan may be authorized but unissued Common stock or previously issued shares which have been reacquired by the Company and held as Treasury shares. At December 31, 1996, 1995 and 1994, Common stock options outstanding under the Plan had option prices ranging from $2.63 to $6.00, with a weighted average price of $3.40, $3.35, and $3.33 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding for the three years ended December 31, 1996 are: 1996 - 4.2 years; 1995 - 4.7 years; and 1994 - 5.7 years.

The Option Committee of the Board of Directors which administers the Plan may, at its discretion, grant stock appreciation rights at any time prior to six months before the option's expiration date. Upon exercise of such rights, the participant surrenders the exercisable portion of the option in exchange for payment (in cash and/or Common stock valued at its fair market value) of an amount not greater than the spread, if any, by which the average of the high and low sales prices quoted in the Over-the-Counter Exchange on the trading day immediately preceding the date of exercise of the stock appreciation right exceeds the option price. No stock appreciation rights were issued or outstanding during 1996, 1995 or 1994.

Options exercised during 1996 and 1995 totaled 50,000 and 10,000 shares, respectively, at an exercise price of $3.00 per share. There were no options exercised during 1994.

Certain information for the three years ended December 31, 1996 relative to employee stock options is summarized as follows:

                                           1996          1995        1994
---------------------------------------------------------------------------
Number of shares under
  Incentive Plan option:
      Outstanding at beginning of year     965,000      975,000       725,000
      Granted                               40,000       25,000       256,000
      Canceled                             (11,000)     (25,000)       (6,000)
      Exercised                            (50,000)     (10,000)
------------------------------------------------------------------------------
Outstanding at end of year                 944,000      965,000       975,000
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Exercisable at end of year                 806,250      748,000       712,500
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Number of shares available
  for future grant:
Beginning of year                          316,250      316,250        66,250
------------------------------------------------------------------------------
------------------------------------------------------------------------------
End of year                                287,250      316,250       316,250
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The Company has adopted the disclose-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized. Had compensation expense for the Company's stock option plans been determined using the method required by SFAS No. 123, the effect to the Company's net income and earnings per share would not be material.


NOTE 12.
EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of Class A Common shares and common stock equivalents outstanding during the year. The weighted average number of Class A Common shares outstanding during the year ended December 31, 1996 were approximately 9,953,000 and approximately 9,927,000 and 9,923,000, respectively, during the years ended 1995 and 1994.

Common stock equivalents are the net additional number of shares which would be issuable upon the exercise of the outstanding common stock options (see Note 11), assuming that the Company used the proceeds to purchase additional shares at market value. Common stock equivalents had no material effect on the computation of earnings per share for the three years ended December 31, 1996.

NOTE 13.
INCOME TAXES

At December 31, 1996, the Company has available net operating loss carryforwards of approximately $2,450,000 for federal income tax purposes that expire in 2001. The federal carryforwards resulted from losses generated in 1986. The tax benefit of net operating loss carryforwards available for state income tax purposes was approximately $898,000 as of December 31, 1996. The Company also has alternative minimum federal tax credit carryforwards at December
31, 1996 of approximately $1,084,000. For financial purposes, a valuation allowance of $150,000 has been recognized to offset the deferred tax assets related to the state income carryforwards. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows (in thousands):

                                               1996                1995
--------------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation                             $ 1,535             $ 1,227
   Other - net                                  309                 (60)
--------------------------------------------------------------------------
   Total deferred tax liabilities             1,844               1,167
--------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforwards           1,730               3,419
   Tax credit carryforwards                   1,084                 971
--------------------------------------------------------------------------
   Total deferred tax assets                  2,814               4,390

   Valuation allowance for
     deferred tax assets                        150                 200
--------------------------------------------------------------------------
   Deferred tax assets                        2,664               4,190
Net deferred tax assets                     $   820             $ 3,023
--------------------------------------------------------------------------
--------------------------------------------------------------------------

The valuation allowance for deferred tax assets was reduced by $50,000, $2,499,000 and $2,374,000 during 1996, 1995 and 1994, respectively.

Significant components of the provision for income taxes are as follows (in thousands):

                                           1996          1995         1994
----------------------------------------------------------------------------
Current:
    Federal                             $   163      $   102       $    81
    State                                   206          126            98
----------------------------------------------------------------------------
Total current                               369          228           179
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Deferred:
    Federal                               2,258         (339)       (1,182)
    State                                   (55)        (360)          (46)
----------------------------------------------------------------------------
Total deferred                            2,203         (699)       (1,228)
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Total income tax expense
  (benefit)                             $ 2,572      $  (471)      $(1,049)
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Income tax expense (benefit) is included in the consolidated statements of income as follows (in thousands):

                                            1996         1995         1994
----------------------------------------------------------------------------
Continuing operations                    $ 2,572      $  (337)      $(1,049)
Cumulative effect of
  accounting change                                      (134)
----------------------------------------------------------------------------
                                         $ 2,572      $  (471)      $(1,049)
----------------------------------------------------------------------------
----------------------------------------------------------------------------

The reconciliation of income tax computed at statutory rates to income tax expense (benefit) is as follows:

                                         1996          1995         1994
----------------------------------------------------------------------------
Statutory rate                          34.0%          34.0%        34.0%
State income tax                         1.6           (3.0)         0.7
Nondeductible expenses                   2.2            3.0          3.1
Net operating loss                                    (22.9)       (28.6)
Change in valuation reserve                           (30.2)       (25.5)
Prior period tax                         2.0           13.2        (11.5)
Other                                     .2           (1.3)         3.9
----------------------------------------------------------------------------
                                        40.0%          (7.2)%      (23.9)%
----------------------------------------------------------------------------
----------------------------------------------------------------------------

NOTE 14.
RENTAL AND LEASE INFORMATION

The Company leases certain plant facilities, office facilities and equipment. Rental expense for the years ended
December 31, 1996, 1995 and 1994 amounted to $1,814,000,
$1,867,000, and $1,693,000, respectively.

At December 31, 1996, the Company is committed to total minimal rental payments under all noncancelable operating leases of $968,000. Generally, these leases include escalation clauses.

The minimum future rental commitments are payable as follows:
1997 - $548,000; 1998 - $211,000; 1999 - $133,000; 2000 -
$65,000; and 2001 - $11,000.


NOTE 15.
RETIREMENT PLANS

Substantially all of the Company's hourly paid employees are covered by one of the Company's noncontributory, defined benefit plans and a defined contribution plan. Substantially all of the Company's salaried employees are covered by a defined contribution plan established by the Company.

Benefits for hourly employees over age 21 are generally based on hours of service. The salaried plan for employees over age 21 is based on years of qualifying service.

The Company's funding policy for defined benefit plans is to contribute the minimum required by the Employee Retirement Income
Security Act of 1974. Net periodic pension cost for the three years ended December 31, 1996 is summarized as follows (in thousands):

                                      1996          1995        1994
---------------------------------------------------------------------
Service cost                       $   81        $   71       $  78
Interest cost                         136           121         110
Actual return on plan assets         (176)         (131)       (120)
Other                                  39            (3)         (3)
---------------------------------------------------------------------
Net periodic pension cost          $   80        $   58       $  65
---------------------------------------------------------------------
---------------------------------------------------------------------

The hourly plan assets consist of various mutual fund investments. The following table presents a reconciliation of the funded status of the defined benefit plans at December 31, 1996 and 1995 with the accrued pension cost included in other current liabilities on the Company's balance sheet:

(in thousands)                                 1996         1995
---------------------------------------------------------------------
Projected benefit obligation:
   Vested benefits                          $ 1,979       $ 1,810
   Nonvested benefits                            55            67
---------------------------------------------------------------------
Total projected benefit obligation            2,034         1,877
---------------------------------------------------------------------
Fair value of plan assets                     1,867         1,718
---------------------------------------------------------------------
Deficit of plan assets over
  projected benefit obligation                 (167)         (159)
Unrecognized net transition asset              (112)         (121)
Unrecognized prior service cost                  81            88
Unrecognized net loss                             6            31
Adjustment for minimum liability               (133)         (126)
---------------------------------------------------------------------
Accrued pension cost included in accrued
  payroll and employee benefits on the
  balance sheet.                            $  (325)      $  (287)
---------------------------------------------------------------------
---------------------------------------------------------------------

Assumptions used to measure the projected benefit obligation and develop net periodic pension costs for the three years ended
December 31, 1996 were:

                                      1996          1995         1994
------------------------------------------------------------------------
Assumed discount rate                  7%            7%           8%
------------------------------------------------------------------------
Expected rate of return on
    plan assets                        8%            8%           8%
------------------------------------------------------------------------

There was no change to the discount rate in 1996. As a result of the change in the discount rate in 1995, the projected benefit obligation as of December 31, 1995 was approximately $270,000 more than it would
have been using the previous	8% discount rate.  The change had no
effect on net pension cost in 1995.

The Company's defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute from 2% to 15% of their annual compensation and receive a 50% matching employer contribution on up to 6% of their annual compensation.

Further, the plan requires an additional matching employer contribution, based on the ratio of the Company's pretax income to equity, up to 50% of 6% of the employee's annual compensation. Additionally, the Company contributes 1% of all salaried employees' annual compensation to the plan without regard for employee contribution. The Company may also make additional discretionary contributions to the plan. The defined contribution plan expense was: $827,000 in 1996, $727,000 in 1995 and $710,000 in 1994.


NOTE 16.
COMMITMENTS AND CONTINGENT LIABILITIES

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

At December 31, 1996, the Company had outstanding letters of credit of approximately $846,000.


NOTE 17.
RISKS AND UNCERTAINTIES

The Company's future operating results may be affected by a number of factors. The Company is dependent upon a number of major suppliers. If a supplier had operational problems or ceased making material available to the Company, operations could be adversely affected.

The Company's primary supplier of piling products, Bethlehem Structural Products Corporation, has announced that their hot rolled sheet piling and structural products facility in Bethlehem, Pennsylvania, will be shut down in the first quarter of 1997. The Company has agreed to purchase Bethlehem's remaining piling production. A portion of this inventory will enable the Company to maintain its rental piling business beyond 1997.
The Company is actively pursuing other options to preserve its position in the piling distribution market. Gross profit of the Bethlehem Structural Products Corporation's piling distribution business accounted for less than 10% of the Company's 1996 gross profit.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. The Company has provided working capital for this supplier and a revolving note receivable which total $5,000,000. If, for any reason, this supplier is unable to perform, the Company could experience a negative short term effect on earnings.

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


NOTE 18.
FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of accounts receivable, accounts payable, short term and long term debt, and an interest rate swap agreement.

The carrying amounts of the Company's financial instruments at December 31, 1996, approximate fair value with the exception of
the interest rate swap	agreement.  At December 31, 1996, the
interest rate swap agreement had no book value but had an intrinsic value of $(32,000) if the swap agreement had been canceled according to its terms on December 31, 1996.


NOTE 19.
BUSINESS SEGMENTS

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

A summary of revenues, operating profit, identifiable assets, depreciation and amortization, and capital expenditures of each business segment for the three years ended December 31, 1996, follows (in thousands):

                                       1996
--------------------------------------------------------------------------------
                              Operating Identifiable Depreciation/   Capital
                    Net Sales   Profit     Assets    Amortization  Expenditures
--------------------------------------------------------------------------------
Rail products        $111,780   $ 5,865    $ 59,025    $   626       $   716
Construction
  products             77,954     3,337      29,231        936           951
Tubular products       53,337     1,147      28,414      1,439           649
------------------------------------------------------------------------------
                      243,071    10,349     116,670      3,001         2,316
------------------------------------------------------------------------------
Corporate and other                           6,728        168            20
------------------------------------------------------------------------------
  Total              $243,071    10,349    $123,398    $ 3,169       $ 2,336
------------------------------------------------------------------------------
Nonoperating income (expense):
 General corporate expense
  and unallocated other income
  and expense - net              (1,554)
 Interest expense                (2,365)
------------------------------------------------------------------------------
 Income before income taxes     $ 6,430
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Capital expenditures for 1996 do not include capitalized leases of $137,000 for the tubular segment.

                                     1995
------------------------------------------------------------------------------
                             Operating Identifiable Depreciation/   Capital
                  Net Sales   Profit      Assets    Amortization  Expenditures
------------------------------------------------------------------------------
Rail products       $111,582   $ 5,705   $  48,622      $    570    $    347
Construction
 products             88,735     2,592      32,652         1,018       1,346
Tubular products      64,668       720      33,658         1,160       2,375
------------------------------------------------------------------------------
                     264,985     9,017     114,932         2,748       4,068
------------------------------------------------------------------------------
Corporate and other                          9,491            26           6
------------------------------------------------------------------------------
 Total              $264,985     9,017    $124,423       $ 2,774     $ 4,074
------------------------------------------------------------------------------
Nonoperating income (expense):
 General corporate expense
  and unallocated other income
  and expense - net             (1,471)
Interest expense                (2,840)
------------------------------------------------------------------------------
Income before income taxes      $4,706
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Capital expenditures for 1995 do not include the following capitalized leases: rail - $1,377,000; construction - $53,000; tubular - $2,587,000;
corporate and other - $64,000.

                                     1994
------------------------------------------------------------------------------
                            Operating  Identifiable Depreciation/    Capital
                 Net Sales  Profit/Loss   Assets    Amortization  Expenditures
------------------------------------------------------------------------------
Rail products      $ 88,862   $  6,052    $ 46,426      $   357      $   319
Construction
 products            85,488      4,245      34,923        1,079        1,709
Tubular products     59,912     (2,063)     33,579        1,347          763
------------------------------------------------------------------------------
                    234,262      8,234     114,928        2,783        2,791
------------------------------------------------------------------------------
Corporate and other                          7,657          149            9
------------------------------------------------------------------------------
 Total             $234,262      8,234    $122,585      $ 2,932      $ 2,800
------------------------------------------------------------------------------
Nonoperating income (expense):
  General corporate expense
   and unallocated other income
   and expense - net            (1,776)
Interest expense                (2,067)
------------------------------------------------------------------------------
Income before income taxes     $ 4,391
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Capital expenditures for 1994 do not include capitalized leases of $415,000 for corporate and other.

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


NOTE 20.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 1996 and 1995 is presented below (in thousands, except per share amounts):

                                              1996
------------------------------------------------------------------------------
                              First     Second     Third     Fourth
                              Quarter   Quarter    Quarter   Quarter    Total
------------------------------------------------------------------------------
Net sales                    $ 48,303   $ 64,758  $ 65,525  $ 64,485  $243,071
------------------------------------------------------------------------------
Gross profit                 $  6,199   $  8,194  $  8,611  $  7,956  $ 30,960
------------------------------------------------------------------------------
Net income                   $    220   $  1,255  $  1,418  $    965  $  3,858
------------------------------------------------------------------------------
Earnings per common share    $   0.02   $   0.13  $   0.14  $   0.10  $   0.39
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The fourth quarter of 1996 includes the following: 1) a $388,000 reduction in the LIFO provision, 2) a $300,000 reduction in the accrual for employee medical expense and 3) a $200,000 provision for equipment obsolescence reserve.

                                                1995
------------------------------------------------------------------------------
                             First     Second     Third      Fourth
                             Quarter   Quarter    Quarter    Quarter    Total
------------------------------------------------------------------------------
Net sales                  $ 55,456   $ 72,564   $ 75,662   $ 61,303  $264,985
------------------------------------------------------------------------------
Gross profit               $  6,424   $  7,748   $  8,283   $  6,760  $ 29,215
------------------------------------------------------------------------------
Income before cumulative
 effect of change in
 accounting principle      $    402   $  1,724   $  2,025   $    892  $  5,043
------------------------------------------------------------------------------
Net income                 $    183   $  1,724   $  2,025   $    892  $  4,824
------------------------------------------------------------------------------
Earnings per common share
 before cumulative effect
 of change in accounting
 principle                 $   0.04   $   0.17   $   0.21   $   0.09  $   0.51
------------------------------------------------------------------------------
Earnings per common share  $   0.02   $   0.17   $   0.21   $   0.09  $   0.49
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Effective January 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This change in accounting reduced net income reported for the first quarter of 1995 by $219,000 or $0.02 per share and increased income from continuing operations in the third quarter of 1995 by $250,000 or $0.03 per share. The second quarter of 1995 includes a change in estimate with respect to interest income of $197,000. The third quarter of 1995 includes a gain of $180,000 from the sale of equipment held for disposal. The fourth quarter of 1995 includes a tax benefit of $337,000 principally for changes in net operating loss recognition and the valuation reserve.


REPORT OF INDEPENDENT AUDITORS AND RESPONSIBILITY FOR
FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of L. B. Foster Company:

We have audited the accompanying consolidated balance sheets of
L. B. Foster Company and subsidiaries at December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14 (a).
 These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects.

As discussed in Note 2 to the financial statements, in 1995, the Company changed its methods of accounting for long-lived assets.



/s/Ernst & Young LLP

January 24, 1997
Pittsburgh, PA


L. B. FOSTER COMPANY AND SUBSIDIARIES

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



/s/Lee B. Foster II
-------------------
Lee B. Foster II
President and Chief Executive Officer


/s/Roger F. Nejes
-----------------
Roger F. Nejes
Senior Vice President
Finance and Administration
and Chief Financial Officer


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors is set forth under "Election of Directors" in the Company's Proxy Statement for the 1997 annual meeting of stockholders ("1997 Proxy Statement"). Such information is incorporated herein by reference. Information concerning the executive officers who are not directors of the Company is set forth below. With respect to the period prior to August 18, 1977, references to the Company are to the Company's predecessor, Foster Industries, Inc.

Name                         Age                   Position
---------------------------------------------------------------------------
William S. Cook, Jr.          55      Vice President - Strategic Planning &
                                      Acquisitions

Paul V. Dean                  65      Vice President - Piling Products

Dean A. Frenz                 53      Senior Vice President - Rail Products

Samuel K. Fisher              44      Vice President - Relay Rail

Stan L. Hasselbusch           49      Senior Vice President - Construction
                                      and Tubular Products

David L. Minor                53      Vice President - Treasurer

Roger F. Nejes                54      Senior Vice President - Finance and
                                      Administration and Chief Financial
                                      Officer

Henry M. Ortwein, Jr.         54      Group Vice President - Rail
                                      Manufacturing Products

John L. Rice                  49      Vice President - Rail Distribution

Robert W. Sigle               67      Vice President - Tubular Products

Linda M. Terpenning           51      Vice President - Human Resources

David L. Voltz                44      Vice President, General Counsel and
                                      Secretary

Donald F. Vukmanic            45      Vice President - Controller

Mr. Cook was elected Vice President - Strategic Planning & Acquisitions in October 1993. Prior to joining the Company in March 1993 as Director of Strategic Planning and Acquisitions, he was President of Cook Corporate Development, a business and financial advisory firm.

Mr. Dean was named a Vice President in September 1987. Prior to
September 1987, he served in various other capacities with the Company since his employment in 1964.

Mr. Fisher was elected Vice President - Relay Rail in October
1996. Prior to October 1996, he served in various other capacities with the Company since his employment in 1977.

Mr. Frenz has served as Senior Vice President - Rail Products since December 1996, having previously served as Senior Vice President - Rail and Tubular Products from September, 1995, through November 1996, Senior Vice President - Product Management from October 1993, Vice President - Rail Products from June 1992 to September 1993 and as Vice President - Sales from August 1987 to May 1992. Mr. Frenz joined the Company in 1966.

Mr. Hasselbusch was elected Senior Vice President - Construction and Tubular Products in December, 1996, having previously served as Senior Vice President - Construction Products since September 1995 and as Senior Vice President - Sales from October 1993. Mr. Hasselbusch was the Company's Central/Western Regional Sales Manager from September 1990 through September 1993. Mr. Hasselbusch joined the Company in 1972.

Mr. Minor was elected Treasurer in February 1988 and was elected to the additional office of Vice President in February 1997. Mr.
Minor joined the Company in 1983.

Mr. Nejes was elected Senior Vice President - Finance and
Administration and Chief Financial Officer in October 1993, having served as Vice President - Finance and Chief Financial
Officer from February 1988.

Mr. Ortwein was appointed Group Vice President - Rail Manufacturing Products in March 1997. Additionally, he served as Vice President - Rail Manufacturing from October 1993, President of Allegheny Rail Products, Inc. from May 1992 and as its Chief Operating Officer from January 1992. Previously, he was Midwest Steel Corporation's Vice President of Sales from January 1991 to December 1991 and its National Sales Manager from November 1989 to December 1990. Prior to joining Midwest Steel Corporation, he was a Regional Sales Manager for Bethlehem Steel Corporation from July 1986 to October 1989.

Mr. Rice was elected Vice President - Rail Distribution in
October 1993, after having served as Manager - New Rail Products since 1985. Mr. Rice joined the Company in 1972.

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

Mr. Vukmanic was elected Controller in February 1988 and was elected to the additional office of Vice President in February
1997.  Mr. Vukmanic joined the Company in 1977.

Officers are elected annually at the organizational meeting of the Board of Directors following the annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the 1997 Proxy Statement is incorporated herein by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Ownership of Securities by Management" and "Principal Stockholders" in the 1997 Proxy
Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under "Certain Transactions" in the 1997 Proxy Statement is incorporated herein by reference.



                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

1. Financial Statements

The following consolidated financial statements, accompanying notes and report of independent auditors in the Company's Annual
Report to stockholders for 1996 have been included in Item 8 of this Report:

Consolidated Balance Sheets at December 31, 1996 and 1995.

Consolidated Statements of Income For the Three Years Ended
December 31, 1996, 1995 and 1994.

Consolidated Statements of Cash Flows For the Three Years Ended
December 31, 1996, 1995 and 1994.

Consolidated Statements of Stockholders' Equity for the Three
Years Ended December 31, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

2. Financial Statement Schedule

Schedules for the Three Years Ended December 31, 1996, 1995 and 1994:

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

 *  10.33.2    Amended and Restated 1985 Long Term Incentive Plan, as amended and restated February 26, 1997. **

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

 *  10.50      L. B. Foster Company 1997 Incentive Compensation Plan.  **

    10.51 Supplemental Executive Retirement Plan. Filed as Exhibit 10.51 to form 10-K for the year ended December 31, 1994. **

    10.52      L. B. Foster Company Officer Loan Program.  Filed as Exhibit
               10.52 to Form 10-Q quarter ended September 30, 1996.

 *  10.53      Amendment to L. B. Foster Company Officer Loan Program.

    19         Exhibits marked with an asterisk are filed herewith.

 *  23.7       Consent of Independent Auditors.

 *  27         Financial Data Schedule

    ** Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.


               (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              L. B. FOSTER COMPANY
March  26, 1997
                                              By /s/ Lee B. Foster II
                                              -----------------------------
                                              (Lee B. Foster II, President
                                               and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                       Position                   Date
------------------------------------------------------------------------------

By: /s/ Lee B. Foster II       President, Chief Executive     March  26, 1997
---------------------------    Officer and Director
(Lee B. Foster II)

By: /s/ Roger F. Nejes         Senior Vice President -        March  26, 1997
---------------------------    Finance & Administration
(Roger F. Nejes)               and Chief Financial Officer

By: /s/ John W. Puth           Director                       March  26, 1997
---------------------------
(John W. Puth)

By: /s/ William H. Rackoff     Director                       March  26, 1997
---------------------------
(William H. Rackoff)

By: /s/ Richard L. Shaw        Director                       March  26, 1997
---------------------------
(Richard L. Shaw)

By: /s/Donald F. Vukmanic      Vice President - Controller    March  26, 1997
---------------------------
(Donald F. Vukmanic)

By: /s/ James W. Wilcock       Chairman of the Board          March  26, 1997
---------------------------
(James W. Wilcock)

                L. B. FOSTER COMPANY AND SUBSIDIARIES
            SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                            (In Thousands)

                                           Additions
                                       -----------------
                            Balance at  Charged to                     Balance
                            Beginning   Costs and                      at End
1996                        of Year     Expenses   Other  Deductions   of Year
----                       ----------  ----------  ------ ----------  --------
Deduct from assets to
which they apply:
 Allowance for doubtful
  accounts                 $ 1,800     $      55   $        $ 52 (1)  $ 1,803

Provision for the
 decline in market
 value of inventories      $   600     $           $        $         $   600

Not deducted from assets:
 Provision for special
  termination benefits     $    63     $        6   $       $  47 (3) $    22

 Provision for environ-
  mental compliance &
  remediation              $   260     $       91   $       $ 109 (3) $   242

1995
----
Deduct from assets to
which they apply:
 Allowance for doubtful
  accounts                 $ 1,615     $     232    $       $  47 (1) $ 1,800

 Provision for the
  decline in market
  value of inventories     $   600     $            $       $         $   600

Not deducted from assets:
 Provision for special
  termination benefits     $    82     $      10    $       $  29 (3) $    63

Provision for environ-
  mental compliance &
  remediation              $   279     $       91   $       $ 110 (3) $   260

1994
----
Deduct from assets to
which they apply:
 Allowance for doubtful
  accounts                 $ 1,598     $     345    $        $ 328 (1) $1,615


 Provision for the
  decline in market
  value of inventories     $   999     $            $        $ 399 (2) $  600

Not deducted from assets:
 Provision for special
  termination benefits     $   113     $       12   $        $  43 (3) $   82

Provision for environ-
  mental compliance &
  remediation              $   452     $      172   $        $ 345 (3) $  279

(1)  Notes and accounts receivable written off as uncollectible.
(2) The deduction is a result of a reduction in the specific tubular inventories to which the reserve applies.
(3)  Payments made on amounts accrued and reversals of accruals.