Form 10-Q
period 1997-03-31
FOSTER L B CO
filed 1997-05-15
CIK 352825

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 Form 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended    March 31, 1997

Commission File Number    0-10436

                            L. B. Foster Company
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                        25-1324733
        -------------------         ----------------------------
       (State of Incorporation)         (I.R.S. Employer Identification No.)

      415 Holiday Drive, Pittsburgh, Pennsylvania          15220
      --------------------------------------------        -------
        (Address of principal executive offices)         (Zip Code)

                              (412) 928-3417
           --------------------------------------------------
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X                   No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


        Class                               Outstanding at May 8, 1997
        ------                               -----------------------
Class A Common Stock, Par Value $.01             10,162,738 Shares

                    L. B. FOSTER COMPANY AND SUBSIDIARIES


                                    INDEX
                                    -----



PART I. Financial Information                                     Page
-----------------------------                                     ----

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets                 2

              Condensed Consolidated Statements of Income           3

              Condensed Consolidated Statements of Cash Flows       4

              Notes to Condensed Consolidated
              Financial Statements                                  5

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         8


PART II. Other Information
---------------------------
     Item 1.   Legal Proceedings                                    12

     Item 6.   Exhibits and Reports on Form 8-K                     12


Signature                                                           14

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                 March 31,     December 31,
ASSETS                                             1997            1996
-----------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                     $  2,846         $  1,201
  Accounts and notes receivable (Note 3):
    Trade                                         42,114           49,468
    Other                                          2,436              450
-----------------------------------------------------------------------------
                                                  44,550           49,918

  Inventories (Note 4)                            52,662           42,925
  Current deferred tax assets                      1,018            1,214
  Other current assets                               405              398
-----------------------------------------------------------------------------
      Total current assets                       101,481           95,656
-----------------------------------------------------------------------------
Property, Plant & Equipment-At Cost               40,376           40,965
Less Accumulated Depreciation                    (20,368)         (20,498)
-----------------------------------------------------------------------------
                                                  20,008           20,467
-----------------------------------------------------------------------------
Property Held for Resale                           4,053            4,022
-----------------------------------------------------------------------------
Other Assets                                       3,407            3,253
-----------------------------------------------------------------------------
TOTAL ASSETS                                    $128,949         $123,398
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------
Current Liabilities:
  Current maturities of long-term debt          $  1,335         $  1,366
  Short-term borrowings (Note 5)                  12,730            6,000
  Accounts payable                                19,224           19,060
  Accrued payroll and employee benefits payable    2,180            3,543
  Other current liabilities                        1,450            2,160
-----------------------------------------------------------------------------
    Total current liabilities                     36,919           32,129
-----------------------------------------------------------------------------
Long-Term Debt                                    21,494           21,816
-----------------------------------------------------------------------------
Deferred Tax Liabilities                             418              394
-----------------------------------------------------------------------------
Other Long-Term Liabilities                        1,990            1,878
-----------------------------------------------------------------------------
Stockholders' Equity:
  Class A Common stock                               102              102
  Paid-in capital                                 35,425           35,276
  Retained earnings                               32,745           32,338
  Treasury stock                                    (144)            (535)
-----------------------------------------------------------------------------
    Total stockholders' equity                    68,128           67,181
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $128,949         $123,398
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                    L. B. FOSTER COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)

                                                        Three Months
                                                           Ended
          	                                               March 31,
      	                                              1997        1996
-----------------------------------------------------------------------------
Net Sales                                            $54,494     $48,303
-----------------------------------------------------------------------------
Costs and Expenses:
   Cost of Goods Sold                                 48,060      42,104
   Selling and Administrative Expenses                 5,302       5,403
   Interest Expense                                      535         564
   Other (Income) Expense                                (83)       (128)
-----------------------------------------------------------------------------
                                                      53,814      47,943
-----------------------------------------------------------------------------
Income Before Income Taxes                               680         360

Income Tax Expense                                       273         140
-----------------------------------------------------------------------------
Net Income                                               407         220
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Earnings Per Common Share  (Note 6)                    $0.04       $0.02
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Average Number of Common
   Shares Outstanding                                 10,131       9,934
-----------------------------------------------------------------------------
Cash Dividend per Common Share
-----------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                    L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                                          Three Months
                                                         Ended March 31,
                                                       1997          1996
-----------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net  Income                                        $  407        $  220
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
  Deferred income taxes                                 220           140
  Depreciation and amortization                         646           874
  Gain on sale of property, plant and equipment        (157)         (178)
Change in Operating Assets and Liabilities:
  Accounts receivable                                 5,368         6,166
  Inventories                                        (9,737)       (3,153)
  Property held for resale                              (31)          358
  Other current asset                                    (7)           33
  Other non-current assets                             (195)         (288)
  Accounts payable-trade                                164         2,156
  Accrued payroll and employee benefits              (1,363)         (476)
  Other current liabilities                            (710)       (1,239)
  Other liabilities                                     112            93
-----------------------------------------------------------------------------
 Net Cash (Used) Provided by Operating Activities    (5,283)        4,706
-----------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Proceeds from sale of property, plant
   and equipment                                        563         1,079
  Capital expenditures on property, plant
   and equipment                                       (518)         (596)
-----------------------------------------------------------------------------
 Net Cash Provided by Investing Activities               45           483
-----------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds (repayments) from issuance of
   revolving credit agreement borrowings              6,730        (4,665)
  Exercise of stock options                             540            15
  Repayments of long-term debt                         (387)         (331)
-----------------------------------------------------------------------------
 Net Cash Provided (Used) by Financing Activities     6,883        (4,981)
-----------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents             1,645           208

Cash and Cash Equivalents at Beginning of Period      1,201         1,325
-----------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period          $ 2,846       $ 1,533
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:

Interest Paid                                       $   524       $   602
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Income Taxes Paid                                   $    17       $    34
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

During 1997 and 1996, the Company financed the purchase of certain capital expenditures totaling $33,500 and $117,000, respectively, through the issuance of capital leases.

See Notes to Condensed Consolidated Financial Statements.

                    L. B. FOSTER COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, however, actual results could differ from those estimates. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


2.  ACCOUNTING PRINCIPLES

In October 1995, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company follows the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation, and, accordingly, recognizes no compensation expense for stock option grants, but provides, when material, the pro forma disclosures required by SFAS No. 123.


3. ACCOUNTS RECEIVABLE

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 1997 and December 31, 1996 have been reduced by an allowance for doubtful accounts of $1,854,000 and $1,803,000, respectively. Bad debt expense was $51,000 and $57,000 for the three month periods ended March 31, 1997 and 1996, respectively.


4. INVENTORIES

Inventories of the Company at March 31, 1997 and December 31, 1996 are summarized as follows (in thousands):

                                      March 31,         December 31,
                                        1997                1996
-----------------------------------------------------------------------------
Finished goods                        $ 40,766             $ 31,347
Work-in-process                         11,560               11,117
Raw materials                            3,160                3,135
-----------------------------------------------------------------------------
Total inventories at current costs:     55,486               45,599
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
(Less):
Current costs over LIFO
  stated values                         (2,224)              (2,074)
Reserve for decline in
  market value of inventories             (600)                (600)
-----------------------------------------------------------------------------
                                      $ 52,662             $ 42,925
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

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


5. SHORT-TERM BORROWINGS

The Company maintains a $45,000,000 revolving credit agreement. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate. The interest rates are adjusted quarterly based on the fixed charge coverage ratio defined in the agreement. The ranges are prime to prime plus 0.25%, the CD rate plus 0.45% to the CD rate plus 1.125%, and the Euro-bank rate plus 0.45% to the Euro-bank rate plus 1.125%. Borrowings under the agreement, which expires July 1, 1999, are secured by accounts receivable and inventory.

The agreement includes financial covenants requiring a minimum net worth, a fixed charge coverage ratio, a leverage ratio and a current ratio. The agreement also places restrictions on dividends, investments, capital expenditures, indebtedness and sales of certain assets.


6. EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of Class A common shares and common stock equivalents outstanding during the periods ended March 31, 1997 and 1996 of approximately 10,131,000 and 9,934,000, respectively.

Common stock equivalents are the net additional number of shares which would be issuable upon the exercise of the outstanding common stock options, assuming that the Company used the proceeds to purchase additional shares at market value. Common stock equivalents had no material effect on the computation of earnings per share for the periods ending March 31, 1997 and 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculations of primary and fully diluted earnings per share for the first quarters ended March 31, 1997 and March 31, 1996 is not material.


7. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial position, competitive position, or capital expenditures of the Company. The Company will provide for any liability as defined in SOP 96-1,"Environmental Remediation Liabilities." However, the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

At March 31, 1997, the Company had outstanding letters of credit of approximately $1,172,000.

     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

                                                 Three Months Ended
                                                      March 31,
-----------------------------------------------------------------------------
                                                 1997          1996
-----------------------------------------------------------------------------
                                               (Dollars in thousands)
Net Sales:
  Rail Products                                 $23,546       $23,519
  Construction Products                          19,198        16,018
  Tubular Products                               11,750         8,766
-----------------------------------------------------------------------------
    Total Net Sales                              54,494        48,303
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Gross Profit:
  Rail Products                                   2,687         3,514
  Construction Products                           2,378         2,076
  Tubular Products                                1,369           609
-----------------------------------------------------------------------------
    Total Gross Profit                            6,434         6,199
-----------------------------------------------------------------------------
Expenses:
  Selling and administrative expenses             5,302         5,403
  Interest expense                                  535           564
  Other (income) expense                            (83)         (128)
-----------------------------------------------------------------------------
    Total Expenses                                5,754         5,839
-----------------------------------------------------------------------------
Income Before Income Taxes                          680           360
Income Tax Expense                                  273           140
-----------------------------------------------------------------------------
Net Income                                      $   407       $   220
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997

The net income for the 1997 first quarter was $0.4 million or $0.04 per share on net sales of $54.5 million. This compares to a 1996 first quarter net income of $0.2 million or $0.02 per share on net sales of $48.3 million.

Rail products' first quarter net sales in both 1997 and 1996 were $23.5 million. Construction products' first quarter net sales increased 20% from the year earlier quarter, which suffered from harsh winter weather. Tubular products' net sales in the quarter were $11.8 million or an increase of 34% which reflects the improvement in the Coated Pipe Division. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total company in the 1997 first quarter decreased to 12% from 13% in the 1996 first quarter. Rail products' gross margin percentage decreased to 11% from 15% in the first quarter of 1996 due to increased competitive pricing pressures in the rail market. Construction products' gross margin percentage decreased slightly to 12% from 13% due to implementation of the Company's plan to get out of the pile driving equipment business. The gross margin percentage for tubular products climbed to 12% from 7% as a result of improvements in the Coated Pipe Division's Birmingham operations.

Selling and administrative expenses decreased 2% in the 1997 first quarter from the same period last year while interest expense decreased 5%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to generate internal cash flow ("liquidity") results from the sale of inventory and the collection of accounts receivable. During the first three months of 1997, the average turnover rate for inventory decreased slightly from the prior year primarily due to the purchase of Bethlehem piling for stock. The turnover rate for accounts receivable during the first three months of 1997 was higher than during the same period of the prior year due to an increase in collection rate. Working capital at March 31, 1997 was $64.6 million compared to $63.5 million at December 31, 1996.

During the first three months of 1997, the Company had capital expenditures of $0.5 million. Excluding acquisitions, capital expenditures in 1997 are not expected to exceed $3.0 million and are anticipated to be funded by cash flows from operations.

Total revolving credit agreement borrowings at March 31, 1997 were $30.7 million or an increase of $6.7 million from the end of the prior year. At March 31, 1997, the Company had approximately $13.2 million in available
unused borrowing commitment.   Management believes its internal and external
sources of funds are adequate to meet anticipated needs.


OTHER MATTERS

The Company owns approximately 13% of the common stock in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately-held, regional railroad which operates over 1,100 miles of track located principally in South Dakota and Minnesota. The market value of this investment is not readily determinable and, therefore, the investment is recorded in the Company's accounts at its historical cost of $0.2 million. The book value of this stock, as reflected in the DM&E's records is about $2 million. If this business is sold, the Company believes that the potential sale price could significantly exceed DM&E's book value.

As stated previously, the Company has made a decision to divest its Fosterweld operations and does not expect to complete any potential sale in the near-term. Additionally, the Company has decided to exit the pile driving equipment business through sales and leases of its remaining assets.

On May 6, 1997 the Company acquired the assets of the Monitor Group, a division of Industrial Scientific of Delaware, Inc. The Monitor Group designs, develops and assembles portable mass spectrometers. Mass spectrometers are used to measure gas compositions and concentrations for various applications, including monitoring air quality for the mining industry and serving as a process monitor and diagnostic tool in chemical manufacturing industries. For the balance of 1997, the Company anticipates that the Monitor Group's operating costs will exceed the Division's revenue.

Management continues to evaluate the overall performance of certain operations. A decision to terminate an existing operation could have a material effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


OUTLOOK

The Company's primary supplier of piling products, Bethlehem Structural Products Corporation, has shut down its hot rolled sheet piling and structural products facility in Bethlehem, PA as of March 1997. The Company purchased Bethlehem's remaining piling production and will use a portion of this inventory to maintain its rental piling business beyond 1997.

The Company has agreed, in principal, to become Chaparral Steel Corporation's exclusive distributor of piling products manufactured at Chaparral's proposed new structural mill. Chaparral previously has announced that the new mill would be located in the eastern United States and should be operational in the first half of 1999.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. The Company has provided $5.2 million of working capital to this supplier in the form of loans and advanced payments. If, for any reason, this supplier is unable to perform, the Company could experience a negative short term effect on earnings.

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

Although backlog is not necessarily indicative of future operating results, total Company backlog at March 31, 1997, was approximately $68 million. This does not include the previously awarded Tren-Urbano project which will have an order value of $17 - $20 million. If this project was included in the following table, Rail Products' backlog would be, at a minimum, $51 million and the total backlog would be $85 million.

                                              Backlog
                            ---------------------------------------
                                March 31,              December 31,
                            1997        1996               1996
                            ---------------------------------------
                                      (Dollars in thousands)
Rail Products              $ 33,928    $ 43,722         $ 36,100
Construction Products        22,048      37,562           28,080
Tubular Products             12,523      13,872           11,328
                           ----------------------------------------
    Total Backlog          $ 68,499    $ 95,156         $ 75,508
                           ----------------------------------------
                           ----------------------------------------


FORWARD-LOOKING STATEMENTS

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, taxes, inflation and governmental regulations.

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

  *  10.19.1  Amendment to Lease between the Registrant and American Cast
              Iron Pipe Company for Pipe Coating Facility in Birmingham, Alabama dated April 15, 1997.

     10.33.2 Amended and Restated 1985 Long-Term Incentive Plan, as amended and restated February 26, 1997 and filed as Exhibit
              10.33.2 to Form 10-K for the year ended December 31, 1996.
              **

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

     10.50 L. B. Foster Company 1997 Incentive Compensation Plan. Filed as Exhibit 10.50 to Form 10-K for the year ended December 31, 1996. **

     10.51    Supplemental Executive Retirement Plan.  Filed as Exhibit
              10.51 to Form 10-K for the year ended December 31, 1994.  **

     10.52    L. B. Foster Company Officer Loan Program.  Filed as Exhibit
              10.52 to Form 10-Q for the quarter ended September 30, 1996.

     10.53 Amendment to L. B. Foster Company Officer Loan Program. Filed as Exhibit 10.53 to Form 10-K for the year ended December 31, 1996.

     19       Exhibits marked with an asterisk are filed herewith.

     ** Identified management contract or compensatory plan or arrangement required to be filed as an exhibit.

b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Registrant during the three month period ended March 31, 1997.

                                     SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         L. B. FOSTER COMPANY
                                         --------------------------
                                               (Registrant)


Date:  May 15, 1997                      By /s/Roger F. Nejes
                                         --------------------------
                                            Roger F. Nejes
                                            Sr. Vice President-
                                            Finance and Administration
                                            & Chief Financial Officer
                                            (Principal Financial Officer
                                            and Duly Authorized Officer
                                            of Registrant)