Form 10-Q
period 1997-06-30
FOSTER L B CO
filed 1997-08-12
CIK 352825

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)

                    of the Securities Exchange Act of 1934


For Quarter Ended    June 30, 1997

Commission File Number    0-10436


                              L. B. Foster Company
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                        25-1324733
-----------------------------------------------------------------------------
   (State of Incorporation)         (I.R.S. Employer Identification No.)



415 Holiday Drive, Pittsburgh, Pennsylvania          15220
-----------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)



                              (412) 928-3417
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X                   No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


        Class	                           Outstanding at August 8, 1997
      --------                           ------------------------------
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


PART II. Other Information

	   Item 1.  Legal Proceedings                                       14

	   Item 4.  Results of Votes of Security Holders                    14

	   Item 6.  Exhibits and Reports on Form 8-K                        14


Signature                                                            17

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    L. B. FOSTER COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                           June 30,     December 31,
ASSETS                                       1997          1996
Current Assets:                           ---------     -----------
  Cash and cash equivalents               $  1,453       $  1,201
  Accounts and notes receivable (Note 3):
    Trade                                   40,793         49,468
    Other                                    2,551            450
                                          --------------------------
                                            43,344         49,918
  Inventories (Note 4)                      53,662         42,925
  Current deferred tax assets                  664          1,214
  Other current assets                         312            398
                                          --------------------------
      Total current assets                  99,435         95,656
                                          --------------------------
Property, Plant & Equipment-At Cost         39,471         40,965
Less Accumulated Depreciation              (20,328)       (20,498)
                                          --------------------------
                                            19,143         20,467
                                          --------------------------
Property Held for Resale                     3,986          4,022
Other Assets                                 7,187          3,253
                                          --------------------------
TOTAL ASSETS                              $129,751       $123,398
                                          --------------------------
                                          --------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of
    long-term debt                        $  1,332        $ 1,366
  Short-term borrowings (Note 5)            17,918          6,000
  Accounts payable                          14,161         19,060
  Accrued payroll and employee
    benefits payable                         2,567          3,543
  Other current liabilities                  1,186          2,160
                                          --------------------------
    Total current liabilities               37,164         32,129
                                          --------------------------

Long-Term Debt                              21,150         21,816
Deferred Tax Liabilities                       474            394
Other Long-Term Liabilities                  1,944          1,878

Stockholders' Equity:
  Class A Common stock                         102            102
  Paid-in capital                           35,445         35,276
  Retained earnings                         33,616         32,338
  Treasury stock                              (144)          (535)
                                          --------------------------
    Total stockholders' equity              69,019         67,181
                                          --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $129,751       $123,398
                                          --------------------------
                                          --------------------------

See Notes to Condensed Consolidated Financial Statements.

                  L. B. FOSTER COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands, Except Per Share Amounts)


                                 Three Months           Six Months
                                    Ended                 Ended
                                   June 30,               June 30,
                                1997      1996         1997       1996
---------------------------------------------------------------------------
Net Sales                  $ 53,716   $ 64,758       $108,210      $113,061
---------------------------------------------------------------------------
Costs and Expenses:
   Cost of Goods Sold        45,988     56,565         94,048        98,668
   Selling and Admin-
     istrative Expenses       5,825      5,610         11,127        11,013
   Interest Expense             646        611          1,181         1,175
   Other (Income) Expense       (24)      (209)          (107)         (336)
---------------------------------------------------------------------------
                             52,435     62,577        106,249       110,520
---------------------------------------------------------------------------
Income Before Income Taxes    1,281      2,181          1,961         2,541

Income Tax Expense              410        926            683         1,066
---------------------------------------------------------------------------
Net Income                 $    871   $  1,255       $  1,278       $ 1,475
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Earnings Per Common Share
  (Note 6)                 $   0.09   $   0.13       $   0.13       $  0.15
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Average Number of Common
   Shares Outstanding        10,163      9,944         10,147         9,939
---------------------------------------------------------------------------
Cash Dividend per Common
   Share                   $    -     $    -         $    -         $   -
---------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                   L. B. FOSTER COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)


                                                     Six Months
                                                   Ended June 30,
                                                   1997        1996
---------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net  Income                                  $  1,278      $  1,475
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
    Deferred income taxes                             630         1,066
    Depreciation and amortization                   1,333         1,608
    Gain on sale of property, plant and
      equipment                                      (188)         (413)
Change in Operating Assets and Liabilities:
    Accounts receivable                             6,574        (1,614)
    Inventories                                   (10,487)       (3,273)
    Property held for resale                           36         1,342
    Other current asset                                86           233
    Other non-current assets                         (297)         (578)
    Accounts payable-trade                         (4,899)         (432)
    Accrued payroll and employee benefits            (976)          (76)
    Other current liabilities                        (974)       (1,582)
    Other liabilities                                  66           105
---------------------------------------------------------------------------
  Net Cash Used by Operating Activities            (7,818)       (2,139)
---------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Proceeds from sale of property, plant
      and equipment                                 1,309         1,580
    Capital expenditures on property, plant
      and equipment                                  (983)       (1,129)
    Purchase of DM&E stock                         (1,500)
    Acquisition of business                        (2,500)
---------------------------------------------------------------------------
    Net Cash (Used) provided by
      Investing Activities                         (3,674)          451
---------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Proceeds from issuance of revolving
      credit agreement borrowings                  11,918         2,485
    Exercise of stock options                         560            60
    Payments of capital leases                       (734)         (645)
---------------------------------------------------------------------------
  Net Cash Provided by Financing Activities        11,744         1,900
---------------------------------------------------------------------------
Net Increase in Cash and Cash
  Equivalents                                         252           212

Cash and Cash Equivalents at Beginning
   of Period                                        1,201         1,325
---------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period       $  1,453      $  1,537
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:

Interest Paid                                    $  1,139      $  1,201
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Income Taxes Paid                                $    565      $    241
---------------------------------------------------------------------------
---------------------------------------------------------------------------

During 1997 and 1996, the Company financed the purchase of certain capital expenditures totaling $33,500 and $137,000, respectively, through the issuance of capital leases.

See Notes to Condensed Consolidated Financial Statements.

                L. B. FOSTER COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, however, actual results could differ from those estimates. The results of operations for these interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


2.  ACCOUNTING PRINCIPLES

In October 1995, the FASB issued Statement of Financial
Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based
Compensation". The Company follows the requirements of Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees," in accounting for stock-based compensation. The Company provides, when material, the pro forma disclosures required by SFAS No. 123.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company does not anticipate that the reporting requirements of SFAS No. 130 or SFAS No. 131 will have a material impact on existing disclosures.


3. ACCOUNTS RECEIVABLE

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 1997 and December 31, 1996 have been reduced by an allowance for doubtful accounts of $1,935,000 and $1,803,000, respectively. Bad debt expense was $132,000 and ($30,000) for the three month periods ended June 30, 1997 and 1996, respectively.

4. INVENTORIES

Inventories of the Company at June 30, 1997 and December 31,
1996 are summarized as follows (in thousands):

                                          June 30,        December 31,
                                            1997              1996
-------------------------------------------------------------------------
    Finished goods                        $ 38,525           $ 31,347
    Work-in-process                         13,971             11,117
    Raw materials                            3,990              3,135
-------------------------------------------------------------------------
    Total inventories at current costs:     56,486             45,599

    (Less):
    Current costs over LIFO
      stated values                         (2,224)            (2,074)
    Reserve for decline in market
      value of inventories                    (600)              (600)
-------------------------------------------------------------------------
                                          $ 53,662           $ 42,925
-------------------------------------------------------------------------
-------------------------------------------------------------------------

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


6. EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of Class A common shares and common stock equivalents outstanding during the periods ended June 30, 1997 and 1996 of approximately 10,163,000 and 9,944,000, respectively.

Common stock equivalents are the net additional number of shares which would be issuable upon the exercise of the outstanding common stock options, assuming that the Company used the proceeds to purchase additional shares at market value. Common stock equivalents had no material effect on the computation of earnings per share for the periods ending June 30, 1997 and 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculations of primary and fully diluted earnings per share for the second quarters ended June 30, 1997 and June 30, 1996 is not material.


7. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial position, competitive position, or capital expenditures of the Company. The Company will provide for any liability as defined
in SOP 96-1,"Environmental Remediation Liabilities.   However,
the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially effect the financial position of the Company.

At June 30, 1997, the Company had outstanding letters of credit of approximately $917,000.

           Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

                           Three Months Ended      Six Months Ended
                                 June 30,              June 30,
---------------------------------------------------------------------------
                           1997          1996     1997         1996
---------------------------------------------------------------------------
                                   (Dollars in thousands)
Net Sales:
  Rail Products          $ 25,603    $ 25,109    $ 49,149    $ 48,628
  Construction Products    13,985      23,663      33,183      39,681
  Tubular Products         14,128      15,986      25,878      24,752
                          --------------------------------------------
    Total Net Sales        53,716      64,758     108,210     113,061
                          --------------------------------------------
                          --------------------------------------------
Gross Profit:
  Rail Products             3,746       3,549       6,433       7,063
  Construction Products     2,486       3,294       4,864       5,371
  Tubular Products          1,496       1,350       2,865       1,959
                          --------------------------------------------
    Total Gross Profit      7,728       8,193      14,162      14,393
                          ---------------------------------------------
Expenses:
  Selling and admin-
    istrative expenses      5,825       5,610      11,127      11,013
  Interest Expense            646         611       1,181       1,175
  Other (income) expense      (24)       (209)       (107)       (336)
                          ---------------------------------------------
      Total Expenses        6,447       6,012      12,201      11,852
                          ---------------------------------------------
Income Before Income Taxes  1,281       2,181       1,961       2,541
Income Tax Expense            410         926         683       1,066
                          ---------------------------------------------
Net Income               $    871    $  1,255    $  1,278    $  1,475
                          ---------------------------------------------
                          ---------------------------------------------

Gross Profit %:
  Rail Products             14.6%       14.1%       13.1%       14.5%
  Construction Products     17.8%       13.9%       14.7%       13.5%
  Tubular Products          10.6%        8.4%       11.1%        7.9%
                          ---------------------------------------------
    Total Gross Profit %    14.4%      12.7%        13.1%       12.7%
                          ---------------------------------------------
                          ---------------------------------------------

Second Quarter 1997 Results of Operations

The net income for the 1997 second quarter was $0.9 million or $0.09 per share on net sales of $54 million. This compares to a 1996 second quarter net income of $1.3 million or $0.13 per share on net sales of $65 million.

Rail products' second quarter net sales were 25.6 million in 1997 and $25.1 million in 1996. Construction products' second quarter net sales decreased 41% from the year earlier quarter, due primarily to the decline in piling sales which resulted from the loss of our sheet piling producer and also, to lower shipments of bridge and highway products. Tubular products' net sales in the quarter were 12% lower than the year earlier quarter due primarily to lower coating activity. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total company in the 1997 second quarter increased to 14% from 13% in the 1996 second quarter. Rail products' gross margin percentage remained approximately 14% while Construction products' gross margin percentage increased 4% as a result of the reduced volume of lower margin piling sales. The gross margin percentage for tubular products climbed to almost 11% from 8% as a result of higher margins on sales of coated pipe and coating services sales.

Selling and administrative expenses increased 4% in the second quarter of 1997 in comparison to the same period last year, due in part to product development expenses associated with the Monitor Group. Interest expense increased 6% from the year earlier quarter due to higher borrowing costs resulting from the increased investment in inventory associated with the purchase of Bethlehem Steel's remaining sheet piling production. The total income tax provision in the second quarter of 1997 decreased to 32% of income before taxes as a result of reduced state income tax provisions.



First Six Months of 1997 Results of Operations

Net income for the first six months of 1997 was $1.3 million or $0.13 per share on net sales of $108 million. This compares to net income of $1.5 million or $0.15 per share for the first half of 1996 on net sales of $113 million.

Rail products' net sales in the first half of 1997 were $49 million, the same as in the first half of 1996. Construction products' net sales declined 16% due to the shut down of our major piling producer and the decision to terminate the pile driving equipment division. Tubular products' net sales were $26 million in the first half of 1997 and $25 million in 1996.

The gross margin percentage for the Company was 13% in both the first six months of 1997 and 1996. Rail products' gross margin percentage declined from 14% to 13% while construction products' gross margin increased to 15% from 14%. The gross margin percentage for Tubular products increased to 11% from 8% due to higher margins on sales of coated pipe and coating services as stated earlier.

Selling and administrative expenses for the first six months of 1997 and 1996 were unchanged at $11 million. As noted previously, the change in the state income tax provision had the effect of lowering the effective rate by approximately 5% for the first six months of 1997.

Liquidity and Capital Resources

The Company's ability to generate internal cash flow
("liquidity") results from the sale of inventory and the collection of accounts receivable. During the first six months of 1997, the average turnover rate for inventory decreased from the prior year primarily due to purchases of sheet piling inventory.
The Company's supplier of sheet piling products, Bethlehem Structural Products Corporation, shut down its hot rolled sheet piling and structural products facility in Bethlehem, PA in March, 1997.
The Company purchased Bethlehem's remaining piling production, prior to shutdown, and will use a portion of this inventory to maintain its rental piling business beyond 1997. The turnover rate for accounts receivable during the first six months of 1997 was higher than during the same period of the prior year due to an increase in collection rate. Working capital at June 30, 1997 was $62.3 million compared to $63.5 million at December 31, 1996.

During the first six months of 1997, the Company had capital expenditures of $1.0 million. In addition, the Company purchased the assets of the Monitor Group for $2.5 million and increased its investment in the Dakota, Minnesota & Eastern Railroad Corporation by $1.5 million. Excluding acquisitions, capital expenditures in 1997 are not expected to exceed $2.0 million and are anticipated to be funded by cash flow from operations.

Total revolving credit agreement borrowings at June 30, 1997 were $35.9 million or an increase of $6.7 million from the end of the prior year. At June 30, 1997, the Company had approximately $8.2 million in available unused borrowing commitment. Management believes its internal and external sources of funds are adequate to meet anticipated needs.


Other Matters

In June, 1997, the Company increased its investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately-held, regional railroad which operates over 1,100 miles of track in five states, by acquiring $1.5 million of the DM&E's Series B Preferred Stock and warrants. The Company maintained its ownership of approximately 13% of the DM&E's outstanding common stock on a fully diluted basis. The Company's investment in the DM&E's stock is recorded in the Company's accounts at its historical cost of $1.7 million including, $0.2 million of common stock and $1.5 million of the DM&E Series B Preferred Stock and warrants. Although its market value is not readily determinable, management believes that this investment, without taking into account the DM&E's proposed Powder River Basin project, could be worth significantly more than its historical cost.

The DM&E announced in June, 1997 that it plans to build approximately 250 miles of new railroad as an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 650 miles of its existing track (the "Project"). The DM&E also has announced that the estimated cost of this Project is $1.2 billion. The Project is subject to approval by the Surface Transportation Board and the Project is scheduled to be completed within 5 years if the DM&E is able to obtain the required financing. Morgan Stanley & Co. Inc. has been retained by the DM&E to assist in identifying strategic partners to join in the Project. The DM&E has stated that the DM&E could repay project debt and cover its operating costs if it captures a 5% market share in the Powder River Basin. If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E could increase dramatically.

As stated previously, the Company intends to divest its Fosterweld operations but does not expect to complete any sale in the near-term. Additionally, the Company has terminated its pile driving equipment business through sales and leases of its remaining assets.

On May 6, 1997 the Company acquired the assets of the Monitor
Group.   The Monitor Group designs, develops and assembles
portable mass spectrometers. Mass spectrometers are used to measure gas compositions and concentrations for various applications, including monitoring air quality for the mining industry and serving as a process monitor and diagnostic tool in chemical manufacturing industries. For the balance of 1997, the Company anticipates that the Monitor Group's operating costs will exceed the Division's revenue.

Management continues to evaluate the overall performance of certain operations. A decision to terminate an existing operation could have a material effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


Outlook

As previously disclosed, the Company's primary supplier of hot rolled sheet piling products has ceased operations as of March, 1997. The Company has agreed to become the exclusive distributor of sheet piling for Chaparral Steel when it enters this market. Chaparral has announced a plan to build a new facility to produce sheet piling and expects to begin operations in 1999.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. The Company has provided $5.6 million of working capital to this supplier in the form of loans and advanced payments. If, for any reason, this supplier is unable to perform, the Company could experience a negative short term effect on earnings.

The Company's operations are in part dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, governmental actions concerning taxation, tariffs, the environment or other matters could impact the operating results of the Company. The Company's operating results may also be affected by the weather.

Although backlog is not necessarily indicative of future operating results, total Company backlog at June 30, 1997, was approximately $70 million. This does not include the previously awarded Tren-Urbano project which will have an order value of $17 - $20 million. If this project was included in the following table, Rail Products' backlog would be, at a minimum, $53 million and the total backlog would be $87 million.

                                            Backlog
---------------------------------------------------------------------------
                               June 30,                December 31,
                            1997       1996                1996
---------------------------------------------------------------------------
                                    (Dollars in thousands)

  Rail Products          $ 36,099    $ 46,035            $ 36,100
  Construction Products    20,451      30,068              28,080
  Tubular Products         13,372      16,403              11,328
---------------------------------------------------------------------------
        Total Backlog    $ 69,922    $ 92,506            $ 75,508
---------------------------------------------------------------------------
---------------------------------------------------------------------------

Forward-Looking Statements

Statements relating to the potential value or viability of the DM&E or the Project, or management's belief as to such matters, are forward-looking statements and are subject to numerous contingencies and risk factors. The Company has based its assessments on information provided by the DM&E and has not independently verified such information. In addition to matters mentioned above, factors which could adversely affect the value of the DM&E, its ability to complete the Project or the viability of the Project include the following: any failure to meet the requirements of the DM&E's credit agreements, insufficient capital or operating cash flows, adverse weather conditions, labor disputes, any inability to obtain necessary environmental and other governmental approvals for the Project in a timely fashion, an inability to obtain financing for the Project, competitors' responses to the Project (such as cutting coal-freight rates), changes in the demand for coal or electricity and changes in environmental and other laws and regulations.

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

                      PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 7, "Commitments and Contingent Liabilities", to the
Condensed Consolidated Financial Statements.


Item 4. RESULTS OF VOTES OF SECURITY HOLDERS

        At the Company's annual meeting on May 15, 1997, the following individuals were elected to the Board of Directors:

                                   For                Withheld
        Name                       Election           Authority
-----------------------------------------------------------------------
        L. B. Foster II            8,809,273           104,293
        J. W. Puth                 8,812,756           100,810
        W. H. Rackoff              8,812,792           100,774
        R. L. Shaw                 8,812,856           100,710
        J. W. Wilcock              8,812,856           100,710

        Additionally, the shareholders voted to approve Ernst &
        Young, LLP as the Company's independent auditors for the fiscal year ended December 31, 1997. The following table sets forth the results of the vote for independent auditors:

                                   Against
        For Approval               Approval           Abstained
----------------------------------------------------------------------
         8,836,693                  51,145             25,728

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

    4A       Rights Agreement, dated as of May 15, 1997, between
             L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4A to Form 8-A dated May 23, 1997.

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

 * 10.16.2   Amendment dated May 29, 1997 to lease between Registrant
             and Greentree Building Associates.

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

 * 10.33.2   Amended and Restated 1985 Long-Term Incentive Plan, as
             amended and restated July 30, 1997. **

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


b) REPORTS ON FORM 8-K

   On June 2, 1997, the Registrant filed a Current Report on Form 8-K announcing that L. B. Foster Company declared a dividend distribution of stock purchase rights.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      L. B. FOSTER COMPANY
                                            (Registrant)


Date: August 11, 1997


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