Form 10-Q
period 1997-09-30
FOSTER L B CO
filed 1997-11-07
CIK 352825

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  Form 10-Q
              Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended    September 30, 1997

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

              Yes    X                   No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

        Class		                         Outstanding at November 6, 1997
Class A Common Stock, Par Value $.01              10,060,738 Shares

                  L. B. FOSTER COMPANY AND SUBSIDIARIES

                                  INDEX

PART I. Financial Information                                Page

   Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets               2

           Condensed Consolidated Statements of Income         3

           Condensed Consolidated Statements of Cash Flows     4

           Notes to Condensed Consolidated
           Financial Statements                                5


    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     8


PART II. Other Information

    Item 1.  Legal Proceedings                                14

    Item 2.  Changes in Securities                            14

    Item 6.  Exhibits and Reports on Form 8-K                 15

Signature                                                     17

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)

                                        September 30,   December 31,
                                             1997          1996
ASSETS                                  ----------------------------
Current Assets:
  Cash and cash equivalents               $  1,056       $  1,201
  Accounts and notes receivable (Note 3):
    Trade                                   41,977         49,468
    Other                                    2,568            450
                                        ----------------------------
                                            44,545         49,918

  Inventories (Note 4)                      48,367         42,925
  Current deferred tax assets                               1,214
  Other current assets                         407            398
                                        ---------------------------
      Total current assets                  94,375         95,656
                                        ---------------------------
Property, Plant & Equipment-At Cost         39,546         40,965
Less Accumulated Depreciation              (20,784)       (20,498)
                                        ---------------------------
                                            18,762         20,467

Property Held for Resale                     4,054          4,022
Goodwill and Intangibles                     2,365            184
Investments                                  1,693            193
Other Assets                                 3,133          2,876
                                        ---------------------------
TOTAL ASSETS                              $124,382       $123,398
                                        ---------------------------
                                        ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt    $  1,327        $ 1,366
  Short-term borrowings (Note 5)            13,000          6,000
  Accounts payable                          13,149         19,060
  Accrued payroll and employee
    benefits payable                         2,686          3,543
  Other current liabilities                  1,185          2,160
                                         -------------------------
    Total current liabilities               31,347         32,129
                                         -------------------------
Long-Term Borrowings                        18,000         18,000
Other Long-Term Debt                         2,833          3,816
Deferred Tax Liabilities                       563            394
Other Long-Term Liabilities                  1,941          1,878

Stockholders' Equity:
  Class A Common stock                         102            102
  Paid-in capital                           35,425         35,276
  Retained earnings                         34,828         32,338
  Treasury stock                              (657)          (535)
                                         -------------------------
    Total stockholders' equity              69,698         67,181
                                         -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $124,382       $123,398
                                         -------------------------
                                         -------------------------

See Notes to Condensed Consolidated Financial Statements.

                   L. B. FOSTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands, Except Per Share Amounts)

                                 Three Months           Nine Months
                                    Ended                 Ended
                                 September 30,          September 30,
                           ----------------------------------------------
                                1997      1996        1997        1996
                           ----------------------------------------------
Net Sales                  $ 56,935   $ 65,525    $165,145       $178,586
                           ----------------------------------------------
Costs and Expenses:
   Cost of Goods Sold        48,513     56,914     142,561        155,582
   Selling and Admin-
     istrative Expenses       5,946      5,957      17,073         16,970
   Interest Expense             664        606       1,845          1,781
   Other (Income) Expense      (207)      (226)       (314)          (562)
                           ----------------------------------------------
                             54,916     63,251     161,165        173,771
                           ----------------------------------------------
Income Before Income Taxes    2,019      2,274       3,980          4,815

Income Tax Expense              807        856       1,490          1,922
                           ----------------------------------------------
Net Income                 $  1,212   $  1,418    $  2,490       $  2,893
                           ----------------------------------------------
                           ----------------------------------------------
Earnings Per Common Share
  (Note 6)                 $   0.12   $   0.14    $   0.25       $   0.29
                           ----------------------------------------------
                           ----------------------------------------------
Average Number of Common
   Shares Outstanding        10,129      9,959      10,141          9,946
                           ----------------------------------------------
                           ----------------------------------------------
Cash Dividend per Common
   Share                   $    -     $    -      $    -         $   -
                           ----------------------------------------------
                           ----------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                   L. B. FOSTER COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                                      Nine Months
                                                  Ended September 30,
                                                -----------------------
                                                   1997        1996
                                                -----------------------
Cash Flows from Operating Activities:
    Net  Income                                  $ 2,490     $ 2,893
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
    Deferred income taxes                          1,437       1,922
    Depreciation and amortization                  1,943       2,277
    Gain on sale of property, plant and
      equipment                                     (113)      (512)
Change in Operating Assets and Liabilities:
    Accounts receivable                            5,373      (3,793)
    Inventories                                   (5,192)     (2,094)
    Property held for resale                         (32)      1,333
    Other current asset                               (9)        316
    Other non-current assets                        (317)       (852)
    Accounts payable-trade                        (5,911)      1,208
    Accrued payroll and employee benefits           (857)        476
    Other current liabilities                     (1,029)     (1,457)
    Other liabilities                                 64         584
                                                 --------------------
  Net Cash (Used) Provided by
    Operating Activities                          (2,153)      2,301
                                                 --------------------
Cash Flows from Investing Activities:
    Proceeds from sale of property, plant
      and equipment                                1,542       1,986
    Capital expenditures on property, plant
      and equipment                               (1,505)     (1,929)
    Purchase of DM&E stock                        (1,500)
    Acquisition of business                       (2,500)
                                                 --------------------
    Net Cash (Used) Provided by
      Investing Activities                        (3,963)         57
                                                 --------------------
Cash Flows from Financing Activities:
    Proceeds from issuance of revolving
      credit agreement borrowings                  7,000      (1,755)
    Exercise of stock options                        540         120
    Treasury shares purchased                       (513)
    Payments of capital leases                    (1,056)       (955)
                                                 --------------------
  Net Cash Provided (Used) by
    Financing Activities                           5,971      (2,590)
                                                 --------------------
Net Decrease in Cash and Cash Equivalents           (145)       (232)

Cash and Cash Equivalents at Beginning
   of  Period                                      1,201       1,325
                                                 --------------------
Cash and Cash Equivalents at End of Period       $ 1,056     $ 1,093
                                                 --------------------
                                                 --------------------

Supplemental Disclosures of Cash Flow Information:

Interest Paid                                    $ 1,788     $ 1,775
                                                 --------------------
                                                 --------------------

Income Taxes Paid                                $   585     $   343
                                                 --------------------
                                                 --------------------

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


3. ACCOUNTS RECEIVABLE

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at September 30, 1997 and December 31, 1996 have been reduced by an allowance for doubtful accounts of $2,027,000 and $1,803,000, respectively. Bad debt expense was $224,000 and $35,000 for the nine month periods ended September 30, 1997 and 1996, respectively.

4. INVENTORIES

Inventories of the Company at September 30, 1997 and December
31, 1996 are summarized as follows (in thousands):

                                    September 30,        December 31,
                                          1997              1996
                                    ---------------------------------
    Finished goods                     $ 36,650           $ 31,347
    Work-in-process                      11,503             11,117
    Raw materials                         3,163              3,135
                                    ---------------------------------
Total inventories at current costs:      51,316              45,599
    (Less):
    Current costs over LIFO
      stated values                      (2,349)            (2,074)
    Reserve for decline in market
      value of inventories                 (600)              (600)
                                     --------------------------------
                                       $ 48,367           $ 42,925
                                     --------------------------------
                                     --------------------------------

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

6. EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of Class A common shares and common stock equivalents outstanding during the periods ended September 30, 1997 and 1996 of approximately 10,141,000 and 9,946,000, respectively.

Common stock equivalents are the net additional number of shares which would be issuable upon the exercise of the outstanding common stock options, assuming that the Company used the proceeds to purchase additional shares at market value. Common stock equivalents had no material effect on the computation of earnings per share for the periods ending September 30, 1997 and 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculations of primary and fully diluted earnings per share for the periods ended September 30, 1997 and September 30, 1996 is not material.


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

At September 30, 1997, the Company had outstanding letters of credit of approximately $917,000.

       Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

                           Three Months Ended     Nine Months Ended
                              September 30,          September 30,
                          ---------------------------------------------
                           1997          1996     1997         1996
                          ---------------------------------------------
                                   (Dollars in thousands)
Net Sales:
  Rail Products          $ 30,653    $ 28,968    $ 79,802    $ 77,596
  Construction Products    11,981      18,921      45,164      58,602
  Tubular Products         14,301      17,636      40,179      42,388
                          --------------------------------------------
    Total Net Sales        56,935      65,525     165,145     178,586
                          --------------------------------------------
                          --------------------------------------------
Gross Profit:
  Rail Products             4,140       4,028      10,573      11,091
  Construction Products     2,588       2,569       7,452       7,940
  Tubular Products          1,694       2,014       4,559       3,973
                          ---------------------------------------------
    Total Gross Profit      8,422       8,611      22,584      23,004
                          ---------------------------------------------
Expenses:
  Selling and admin-
    istrative expenses      5,946       5,957      17,073      16,970
  Interest Expense            664         606       1,845       1,781
  Other (income) expense     (207)       (226)       (314)       (562)
                          ---------------------------------------------
      Total Expenses        6,403       6,337      18,604      18,189
                          ---------------------------------------------
Income Before Income Taxes  2,019       2,274       3,980       4,815
Income Tax Expense            807         856       1,490       1,922
                          ---------------------------------------------
Net Income               $  1,212    $  1,418    $  2,490    $  2,893
                          ---------------------------------------------
                          ---------------------------------------------

Gross Profit %:
  Rail Products             13.5%       13.9%       13.2%      14.3%
  Construction Products     21.6%       13.6%       16.5%      13.5%
  Tubular Products          11.8%       11.4%       11.3%       9.4%
                          ---------------------------------------------
    Total Gross Profit      14.8%       13.1%       13.7%      12.9%
                          ---------------------------------------------
                          ---------------------------------------------

Third Quarter 1997 Results of Operations

The net income for the 1997 third quarter was $1.2 million or $0.12 per share on net sales of $57 million. This compares to a 1996 third quarter net income of $1.4 million or $0.14 per share on net sales of $66 million.

Rail products' third quarter net sales were 6% higher in 1997 than in 1996. Higher relay rail and transit products sales were partially offset by unexpected delays in shipments of rail products caused by the current and hopefully temporary lack of availability of rail cars. Construction products' third quarter net sales decreased 37% from the year earlier quarter. This decline was due primarily to the loss of our sheet piling producer which offset increases in rental piling activity. Tubular products' net sales in the quarter were 19% lower than the year earlier quarter as Fosterweld and coating activity declined. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total Company in the 1997 third quarter increased to 15% from 13% in the 1996 third quarter. Rail products' gross margin percentage remained approximately 14% while Construction products' gross margin percentage increased from 14% to 22% as a result of the reduced volume of lower margin piling sales. The gross margin percentage for tubular products increased slightly to 12% as a result of higher margins on sales of all tubular products.

Selling and administrative expenses did not change in comparison to the same period last year despite startup costs incurred with the Monitor Group acquisition. Interest expense increased 9% from the year earlier quarter due to higher borrowing costs resulting from the increased investment in other assets and inventory associated with the purchase of Bethlehem Steel's remaining sheet piling production.


First Nine Months of 1997 Results of Operations

Net income for the first nine months of 1997 was $2.5 million or $0.25 per share on net sales of $165 million. This compares to net income of $2.9 million or $0.29 per share for the first nine months of 1996 on net sales of $179 million.

Rail products' net sales year to date were $80 million, a 3% increase over the same period last year. Construction products' net sales declined 23% due to the shut down of our major piling producer and the decision to terminate the pile driving equipment division. Also, construction products' sales in the first nine months of 1996 benefited from a large shipment of fabricated products to the Chesapeake Bay bridge tunnel project. Tubular products' net sales were $40 million in the first nine months of 1997 and $42 million in 1996.

The Company's gross margin percentage for the first nine months of 1997 increased to 14% as compared to 13% in the same period last year. Rail products' gross margin percentage declined from 14% to 13% while construction products' gross margin increased to 17% from 14%. This increase is the result of the reduced volume of lower margin piling sales. The gross margin percentage for tubular products increased to 11% from 9% due to higher margins on sales of coated and threaded products.

Selling and administrative expenses for the first nine months of 1997 and 1996 were unchanged at $17 million. The change in the state income tax provision in the second quarter of 1997, lowered the effective rate by approximately 3% for the first nine months of 1997 compared to the first nine months of 1996.


Liquidity and Capital Resources

The Company's ability to generate internal cash flow ("liquidity") results from the sale of inventory and the collection of accounts receivable. During the first nine months of 1997, the average turnover rate for inventory was the same as the prior year. The turnover rate for accounts receivable during the first nine months of 1997 was higher than during the same period of the prior year due to an increase in collection rate. Working capital at September 30, 1997 was $63.0 million compared to $63.5 million at December 31, 1996.

Year to date 1997, the Company had capital expenditures of $1.5 million. In addition, the Company purchased the assets of the Monitor Group for $2.5 million, increased its investment in the Dakota, Minnesota & Eastern Railroad Corporation by $1.5 million, and repurchased $0.5 million of its common stock in accordance with the Company's previously announced buy-back program. Excluding acquisitions, capital expenditures in 1997 are not expected to exceed $2.0 million and are anticipated to be funded by cash flow from operations.

Total revolving credit agreement borrowings at September 30, 1997 were $31.9 million or an increase of $7.9 million from the end of the prior year. At September 30, 1997, the Company had approximately $13.1 million in available unused borrowing commitment. Management believes its internal and external sources of funds are adequate to meet anticipated needs.


Other Matters

The Company owns 13% of the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately-held, regional railroad which operates over 1,100 miles of track in five states. The Company's investment in the DM&E's stock is recorded in the Company's accounts at its historical cost of $1.7 million including, $0.2 million of common stock and $1.5 million of the DM&E's Series B Preferred Stock and warrants. Although its market value is not readily determinable, management believes that this investment, without taking into account the DM&E's proposed Powder River Basin project, is worth significantly more than its historical cost.

The DM&E announced in June, 1997 that it plans to build approximately 250 miles of new railroad as an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 650 miles of its existing track (the "Project"). The DM&E also has announced that the estimated cost of this Project is $1.2 billion. The Project is subject to approval by the Surface Transportation Board and the Project is scheduled to be completed within 5 years if the DM&E is able to obtain the required financing in connection with the Project. Morgan Stanley & Co. Inc. has been retained by the DM&E to assist in identifying strategic partners or potential acquirers of all or substantially all of the equity of the DM&E. The DM&E has stated that the DM&E could repay project debt and cover its operating costs if it captures a 5% market share in the Powder River Basin. If the Project proves to be viable, or if acquirers are obtained for all or substantially all of the DM&E's equity, management believes that the value of the Company's investment in the DM&E should increase dramatically.

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

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. The Company has provided $5.8 million of working capital to this supplier in the form of loans and advanced payments. If, for any reason, this supplier is unable to perform, the Company could experience a negative short term effect on earnings.

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

Although backlog is not necessarily indicative of future operating results, total Company backlog at September 30, 1997, was approximately $67 million. This does not include the running rail portion of the previously awarded Tren-Urbano project which will have a minimum value of $8 million. If this project was included in the following table, Rail Products' backlog would be, at a minimum, $46 million and the total backlog would be $75 million.

                                           Backlog
----------------------------------------------------------------------------
                             September 30,              December 31,
                            1997       1996                1996
----------------------------------------------------------------------------
                                    (Dollars in thousands)
  Rail Products          $ 38,344    $ 49,009            $ 36,100
  Construction Products    21,615      27,256              28,080
  Tubular Products          6,988       9,585              11,328
----------------------------------------------------------------------------
        Total Backlog    $ 66,947    $ 85,850            $ 75,508
----------------------------------------------------------------------------
----------------------------------------------------------------------------

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

                        PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 7, "Commitments and Contingent Liabilities", to the
Condensed Consolidated Financial Statements.


Item 2. CHANGES IN SECURITIES

     a) CHANGES IN DOCUMENTS DEFINING RIGHTS OF REGISTERED SECURITIES

As stated on Form 8-K, dated June 2, 1997, the Company's Board of Directors declared a dividend of common share purchase rights as a part of a Stockholder Rights Plan on May 15, 1997. Under the terms of the Plan, stock purchase rights were distributed at the rate of one right for each share of Class A Common Stock held as of the close of business on May 21, 1997. Stockholders did not actually receive certificates for the rights at that time, but the rights became part of each common share. The number of rights outstanding is subject to adjustment under certain circumstances and all rights expire on May 15, 2007.

Each right will entitle holders of the Company's Class A Common Stock to buy one share of Class A Common Stock of the Company at an exercise price of $30.00, subject to adjustment. The rights will be exercisable and will trade separately from the common shares only if a person or group acquires beneficial ownership of 20% or more of the Company's common shares or commences a tender or exchange offer that, if culminated, would result in such person or group owning 20% or more of the common shares. Only when one or more of these events occur will stockholders receive certificates for the rights.

If any person actually acquires 20% or more of the shares (other than through an offer for all shares that provide fair value for such shares) or if a 20%-or-more stockholder engages in a merger or other business combination in which the Company survives and its common shares remain outstanding, the other stockholders will be able to exercise the rights and receive the Company's common shares (or in certain other circumstances, cash, property or other securities of the Company) having twice the value of the exercise price of the rights. Additionally, if the Company is involved in certain other mergers where its shares are exchanged or certain major sales of its assets occur, stockholders will be able to purchase the other party's shares in an amount equal to twice the value of the exercise price of the rights.

The Company will generally be entitled to redeem the rights at $0.05 per right at any time until the 10th day following public announcement that a person has acquired a 20% ownership position in Company common shares. The Company may in its discretion extend the period during which it can redeem the rights.

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

   10.16.2 Amendment dated May 29, 1997 to lease between Registrant and Greentree Building Associates. Filed as Exhibit 10.16.2 to Form 10-Q for the quarter ended June 30, 1997.

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

   10.33.2 Amended and Restated 1985 Long-Term Incentive Plan, as amended and restated July 30, 1997. Filed as Exhibit
             10.33.2 to Form 10-Q for the quarter ended June 30, 1997.  **

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




                                      L. B. FOSTER COMPANY
                                      (Registrant)


Date: November 7, 1997


                                      By   /s/ Roger F. Nejes
                                      ----------------------------
                                         Roger F. Nejes
                                         Sr. Vice President-
                                         Finance and Administration
                                         & Chief Financial Officer
                                         (Principal Financial Officer
                                         and Duly Authorized Officer
                                         of Registrant)