Form 10-K
period 1997-12-31
FOSTER L B CO
filed 1998-03-27
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

(Mark One)



[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended December 31, 1997

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

                             Yes X      No

The aggregate market value on March 18, 1998 of the voting stock held by nonaffiliates of the Company was $54,063,818.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.



                   Class                  Outstanding at March 18, 1998

 Class A Common Stock, Par Value $.01            9,999,801 Shares


Documents Incorporated by Reference:
  Portions of the Proxy Statement prepared for the 1997 annual meeting of stockholders are incorporated by reference in Items
10, 11, 12 and 13 of Part III.

                                        PART I

ITEM 1. BUSINESS

Summary Description of Businesses

L. B. Foster Company is engaged in the manufacture, fabrication and distribution of rail and trackwork, piling, highway products and tubular products. As used herein, "Foster" or the "Company" means L. B. Foster Company and its divisions and subsidiaries, unless the context otherwise requires.

For rail markets, Foster provides a full line of new and used rail, trackwork and accessories to railroads, mines and industry. The Company also designs and produces insulated rail joints, power rail, track fasteners, catenary systems, coverboards and special accessories for mass transit and other rail systems, worldwide.

For the construction industry, the Company sells and rents steel sheet piling and H-bearing pile for foundation and earth retention requirements. In addition, Foster supplies bridge decking, expansion joints, overhead sign structures and other products for highway construction and repair.

For tubular markets, the Company supplies pipe and pipe coatings for pipelines and utilities. The Company produces pipe-related products for special markets, including water wells and irrigation.

The Company classifies its activities into three business segments: rail products, construction products and tubular products. Financial information concerning the segments is set forth in Note 20 to the financial statements included in the Company's Annual Report to Stockholders for 1997. The following table shows for the last three fiscal years the net sales generated by each of the current business segments as a percentage of total net sales.

                                 Percentage of Net Sales

                                    1997   1996   1995
---------------------------------------------------------
Rail Products                        51%    46%    42%
Construction Products                25%    32%    34%
Tubular Products	                    24%    22%    24%
---------------------------------------------------------
                                    100%    100%   100%

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

The Company's Mining Division sells new and used rail, rail accessories, trackwork from the Pomeroy, Ohio plant and iron clad ties from the Watson-Haas Lumber Division in St. Mary's, West Virginia. The Pomeroy, Ohio plant also produces trackwork for industrial and export markets.

CONSTRUCTION PRODUCTS

L. B. Foster Company's construction products consist of sheet and bearing piling and fabricated highway products.

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

Other construction products consist of fabricated highway products. Fabricated highway products consist principally of bridge decking, aluminum bridge rail, overhead sign structures and other bridge products, which are fabricated by the Company. The major purchasers of these products are contractors for state, municipal and other governmental projects.

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

MARKETING AND COMPETITION

L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States through a national sales force of 47 salespeople. The Company maintains 9 sales offices and 15 plants or warehouses nationwide. During 1997, approximately 3% of the Company's total sales were for export.

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


RAW MATERIALS AND SUPPLIES

Most of the Company's inventory is purchased in the form of finished or semifinished product. With the exception of relay rail which is purchased from railroads or rail take-up contractors, the Company purchases most of its inventory from domestic and foreign steel producers. There are few domestic suppliers of new rail products and the Company could be adversely affected if a domestic supplier ceased making such material available to the Company. Additionally, the Company has not had a domestic sheet piling supplier since March 1997. See Note 18 to the consolidated financial statements for additional information on this matter.

The Company's purchases from foreign suppliers are subject to the usual risks associated with changes in international conditions and to United States laws which could impose import restrictions on selected classes of products and antidumping duties if products are sold in the United States below certain prices.


BACKLOG

The dollar amount of firm, unfilled customer orders at December
31, 1997 and 1996 by segment follows:

(in thousands)          December 31, 1997    December 31, 1996
--------------------------------------------------------------
Rail Products                  $51,584            $36,100
Construction Products           23,284             28,080
Tubular Products                 3,955             11,328
--------------------------------------------------------------
                               $78,823            $75,508
--------------------------------------------------------------

Approximately 95% of the December 31, 1997 backlog is expected to be shipped in 1998.

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


EMPLOYEES AND EMPLOYEE RELATIONS

The Company has 563 employees, of whom 310 are hourly production workers and 253 are salaried employees. Approximately 108 of the hourly paid employees are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

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

ITEM 2. PROPERTIES

The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company's business using the properties, are set forth in the following table:

                                                      Business        Lease
Location               Function           Acres        Segment        Expires
-----------------------------------------------------------------------------
Birmingham, Alabama    Pipe coating.         32        Tubular          2002

Doraville, Georgia     Fabrication of        28        Tubular,         Owned
                       components for          	       Rail and
                       highways.                       Construction
                       Yard storage.

Newport, Kentucky      Pipe coating.         20        Tubular          1999

Niles, Ohio            Rail fabrication.     35        Rail             Owned
                       Yard storage.

Pomeroy, Ohio          Trackwork manufac-     5        Rail             Owned
                       turing.

Houston, Texas         Casing, upset tub-	  127        Tubular,         Owned
                       ing, threading,                 Rail and
                       heat treating and               Construction
                       painting.  Yard
                       storage.

Bedford,              Bridge component       10        Construction     Owned
Pennsylvania          fabricating plant.

Pittsburgh,            Corporate Head-       -         Corporate        2007
Pennsylvania           quarters.

Parkersburg,           Fosterweld pipe       93        Tubular          1998
West Virginia          manufacturing.
                       Pipe coating and
                       wrapping.  Yard
                       storage.

Georgetown,            Bridge component      11        Construction     Owned
Massachusetts          fabricating plant.

Including the properties listed above, the Company has 9 sales offices and 15 warehouse, plant and yard facilities located throughout the country. The Company's facilities are in good condition and the Company believes that its production facilities are adequate for its present and foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

Stock Market Information
------------------------
The Company had 1,156 common shareholders of record on January 30, 1998. Common stock prices are quoted daily through the National Association of Security Dealers, Inc. in its over-the-counter NASDAQ quotation service (Symbol FSTRA). The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:

                                1997                        1996

Quarter                   High          Low           High      Low
----------------------------------------------------------------------
First                 $ 4 1/8       $ 3 11/16      $ 4 3/8     $ 3 3/8
----------------------------------------------------------------------
Second                  5             3  1/4         4 1/8       3 1/2
----------------------------------------------------------------------
Third                   5 7/8         4  1/2         4 1/4       3 5/8
----------------------------------------------------------------------
Fourth                  6             4  7/8         4 1/8       3 5/8
----------------------------------------------------------------------

Dividends
---------
No cash dividends were paid on the Company's Common stock during 1997 and 1996. Cash dividends on the Company's Common stock are restricted under the terms of the Company's Revolving Credit Agreement (see Note 8 to consolidated financial statements).

ITEM 6.  SELECTED FINANCIAL DATA

(All amounts are in thousands except per share data)

                                    Year Ended December 31,
Income Statement Data        1997(1)   1996      1995(2)    1994   1993(3)
----------------------------------------------------------------------------
Net sales                $220,343   $243,071   $264,985  $234,262   $212,291
----------------------------------------------------------------------------
Operating profit            7,164      8,195      6,769     6,184      3,103
----------------------------------------------------------------------------
Income before cumulative
 effect of change in
 accounting principle       3,287      3,858      5,043     5,440        899
----------------------------------------------------------------------------
Net income                  3,287      3,858      4,824     5,440      1,569
----------------------------------------------------------------------------
Basic earnings per
  common share before
  cumulative effect of
  change in accounting
  principle                  0.32       0.39       0.51      0.55       0.09
----------------------------------------------------------------------------
Basic earnings per
  common share               0.32       0.39       0.49      0.55       0.16
----------------------------------------------------------------------------
Diluted earnings per
  common share
  before cumulative effect of
  change in accounting
  principle                  0.32       0.38       0.50      0.55       0.09
----------------------------------------------------------------------------
Diluted earnings per
  common share               0.32       0.38       0.48      0.55       0.16
----------------------------------------------------------------------------

                                          December 31,
Balance Sheet Data       1997        1996     1995          1994      1993
----------------------------------------------------------------------------
Total assets        $ 126,969   $ 123,004   $ 124,423  $ 122,585  $ 108,137
----------------------------------------------------------------------------
Working capital        60,077      62,675      57,859     52,519     49,755
----------------------------------------------------------------------------
Long-term debt         17,530      21,816      25,034     22,377     25,584
----------------------------------------------------------------------------
Stockholders' equity   70,508      67,181      63,173     58,319     52,879
----------------------------------------------------------------------------

(1)  In 1997, the Company adopted Financial Accounting Standards
Board (FASB) Statement No. 128, "Earnings Per Share". As required, all earnings per share amounts, where necessary, have been restated.

(2) Effective January 1, 1995, the Company adopted FASB
Statement No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed Of." The effect of the adoption was to decrease net income by $219,000 or $0.02 per share.

(3)  Effective January 1, 1993, the Company adopted FASB
Statement No. 109, "Accounting for Income Taxes." The effect of the adoption was to increase net income by $670,000 or $0.07 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars  in thousands)


                           Three Months Ended        TwelveMonths Ended
                              December 31,               December 31,
                       	      1997      1996        1997    1996     1995
----------------------------------------------------------------------------
Net Sales:
    Rail Products          $ 32,883 $ 34,184    $112,685  $111,780  $111,582
    Construction Products    10,745   19,352      55,909    77,954    88,735
    Tubular Products         11,570   10,949      51,749    53,337    64,668
----------------------------------------------------------------------------
      Total Net Sales      $ 55,198 $ 64,485    $220,343  $243,071  $264,985
----------------------------------------------------------------------------
Gross Profit:
     Rail Products         $  4,367 $  4,679    $ 14,678  $ 15,770  $ 14,507
     Construction Products    2,211    2,420       9,538    10,360     9,780
     Tubular Products           794      857       5,426     4,830     4,928
     Other                     (288)                (565)
----------------------------------------------------------------------------
      Total Gross Profit      7,084    7,956      29,077    30,960    29,215
----------------------------------------------------------------------------
Expenses:
     Selling and Admin-
       istrative Expenses     5,431    5,795      21,913    22,765    22,446
     Interest Expense           650      584       2,495     2,365     2,840
     Other (Income) Expense    (161)     (38)       (475)     (600)     (777)
----------------------------------------------------------------------------
       Total Expenses         5,920    6,341      23,933    24,530    24,509
----------------------------------------------------------------------------
Income Before Income Taxes    1,164    1,615       5,144     6,430     4,706
Income Tax Expense (Benefit)    367      650       1,857     2,572      (337)
----------------------------------------------------------------------------
Income Before Cumulative Effect
     of Change in Accounting
     Principle                  797      965       3,287     3,858     5,043
Cumulative Effect of Change
     in Accounting Principle                                            (219)
----------------------------------------------------------------------------
Net Income                   $  797   $  965     $ 3,287   $ 3,858   $ 4,824
----------------------------------------------------------------------------
Gross Profit %:
     Rail Products             13.3%   13.7%       13.0%   14.1%     13.0%
     Construction Products     20.6%   12.5%       17.1%   13.3%     11.0%
     Tubular Products           6.9%    7.8%       10.5%    9.1%      7.6%

      Total Gross Profit %     12.8%   12.3%       13.2%   12.7%     11.0%
----------------------------------------------------------------------------

Fourth Quarter of 1997 vs. Fourth Quarter of 1996
-------------------------------------------------
The net income for the current quarter was $0.8 million or $0.08 per share. This compares to a 1996 fourth quarter net income of $1.0 million or $0.10 per share. Net sales in 1997 were $55.2 million or 14% lower than the comparable quarter last year.

Rail products' net sales of $32.9 million decreased 4% from the 1996 fourth quarter, primarily due to lack of rail car availability. Construction products' net sales in the 1997 fourth quarter decreased 44% from the year earlier quarter. This decline was due primarily to the loss of the Company's sheet piling supplier. Tubular products' net sales increased 6% over last year's fourth quarter.

Changes in net sales are primarily the result of changes in volume rather than changes in pricing.

The gross margin percentage for the total Company increased to 13% in the 1997 fourth quarter compared to 12% from the same period last year. The gross margin percentage for the rail products segment decreased from 14% to 13% primarily due to the increase in LIFO cost. Construction products' gross margin percentage increased to 21% as a result of the limited supply of sheet piling since the Company's primary supplier ceased operations in March of 1997. The gross margin percentage for tubular products decreased to 7% from 8% primarily as a result of lower margins on Fosterweld products in the fourth quarter of 1997, due to a change in product mix.

Selling and administrative expenses decreased 6% from the same
period last year as a result of cost reductions.   Interest
expense increased 11% as a result of higher borrowing costs associated with the acquisitions made during 1997. The income tax rate for the quarter reflects the year to date impact of the effective rate as discussed in the year comparison section below.


The Year 1997 Compared to the Year 1996
---------------------------------------
The net income for 1997 was $3.3 million or $0.32 per share.
This compares to 1996 net income of $3.9 million or $0.39 per share.

Rail products' 1997 sales were unchanged from 1996. Construction products' net sales decreased 28% in 1997 due primarily to the loss of the Company's sheet piling supplier. Sales of tubular products declined 3% as a result of lower coated pipe and Fosterweld spiralweld pipe sales. Changes in net sales are primarily the result of changes in volume rather than changes in pricing.

The gross profit margin percentage for the Company remained at 13% in 1997. Rail products' gross margin percentage in 1997 declined slightly to 13% from 14% in 1996. This decline is the result of increased competition in industrial and mining trackwork and transit products. The gross margin percentage for construction products in 1997 increased to 17% from 13% in 1996 as a result of a limited supply of sheet piling due to the Company's primary supplier ceasing operations in March of 1997. Tubular products' gross margin percentage increased to 10% in 1997 as a result of increased prices and improved productivity for coating products.

In 1997, selling and administrative expense declined 4% principally because of a decline in incentive bonus related expenses. Interest expense increased 5% due to higher borrowings related to the acquisitions of the assets of the Monitor Group, Precise Fabricating Corporation, and Watson-Haas Lumber Company. The effective income tax rate declined to 36% from 40% due primarily to the effect of favorable adjustments to prior year tax liabilities.


The Year 1996 Compared to the Year 1995
---------------------------------------
The net income for 1996 was $3.9 million or $0.39 per share. This compares to 1995 net income of $4.8 million or $0.49 per share. The Company's pretax income was $6.4 million in 1996 versus $4.7 million in 1995. In 1996, the Company recorded an income tax provision of $2.6 million versus an income tax benefit of $0.3 million in 1995.

Rail products' 1996 net sales were unchanged from 1995.
Construction products' net sales decreased 12% in 1996 primarily due to the reduced availability of piling products. Sales of tubular products decreased 18% in 1996 as a result of the Company's withdrawal from the warehouse pipe market and a weakness in coating activity, which were partially offset by an increase in Fosterweld pipe sales. Changes in net sales are primarily the result of changes in volume rather than changes in pricing.

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

Liquidity and Capital Resources
-------------------------------
The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. During 1997, the average turnover rate for accounts receivable was higher than in 1996 due to an increase in collection rate. The average turnover rate for inventory was slightly lower in 1997 than in 1996 due to increased stockpiled sheet piling to maintain the Company's rental program through 1998. Working capital at December 31, 1997 was $60.1 million compared to $62.7 million in 1996.

During 1997, the Company had capital expenditures of $2.1 million. In addition, the Company purchased the long-term assets of the Monitor Group for $2.5 million, Precise Fabricating Corporation for $3.7 million, Watson-Haas Lumber Company for $0.5 million, increased its investment in the Dakota, Minnesota & Eastern Railroad Corporation by $1.5 million, and repurchased $0.5 million of its common stock in accordance with the Company's previously announced buy-back program. Management anticipates completing this program in 1998. Capital expenditures in 1998 are expected to be consistent with 1997 and are anticipated to be funded by cash flows from operations.

Total revolving credit agreement borrowings at December 31, 1997, were $33.1 million or an increase of $9.1 million from the end of the prior year primarily due to the aforementioned asset acquisitions. Outstanding letters of credit at December 31, 1997, were $0.9 million. At December 31, 1997 the Company had approximately $11.0 million in unused borrowing commitment. Management believes its internal and external sources of funds are adequate to meet anticipated needs.


Other Matters
-------------
The Company owns 13% of the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately-held, regional railroad which operates over 1,100 miles of track in five states. The Company's investment in the stock is recorded in the Company's accounts at its historical cost of $1.7 million, comprised of, $0.2 million of common stock and $1.5 million of the DM&E's Series B Preferred Stock and warrants. Although this investment's market value is not readily determinable, management believes that this investment, disregarding the DM&E's Powder River Basin project discussed below, is worth significantly more than its historical cost.

The DM&E announced in June 1997 that it plans to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the "Project"). The DM&E also has announced that the estimated cost of this project is $1.4 billion.

In February 1998, the DM&E filed its application with the Surface Transportation Board seeking authority to construct approximately 280 miles of new railroad line. The DM&E has indicated that this new railroad line could be available to carry Powder River Basin coal within two years after regulation approval is obtained.

Morgan Stanley & Co., Inc. has been retained by the DM&E to assist in identifying strategic partners or potential acquirers of all or a portion of the equity of the DM&E. The DM&E has stated that the DM&E could repay project debt and cover its operating costs if it captures a 5% market share in the Powder River Basin. If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E should increase dramatically.

In May of 1997, the Company acquired the assets of the Monitor Group for $2,500,000. The Monitor Group designs, develops and assembles portable mass spectrometers. Mass spectrometers are used to measure gas compositions and concentrations for various applications, including monitoring air quality for the mining industry and serving as a process monitor and diagnostic tool in chemical manufacturing industries. The Company has placed instruments in various facilities for field testing and no revenues have been realized through December 31, 1997.

In November of 1997, the Company acquired the assets of Precise Fabricating Corporation, a Georgetown, Massachusetts steel fabricator for $3,694,000 plus the assumption of certain liabilities. This acquisition provides the Company with a regional manufacturing facility in the New England market. Precise's AISC Certification for Complex Bridges and Buildings enables the Company to offer a more complete package of components for the highway, bridge and transit markets.

In December of 1997, the Company acquired the assets of Watson-Haas Lumber Company of St. Mary's, West Virginia, a supplier of iron clad and steel ties to the mining industry since 1958, for $545,000 plus the assumption of certain liabilities. This acquisition complements the Company's Midwest Steel Division and enables the Company to offer a complete package of all rail and track requirements to the mining industry.

In February of 1998, the Company entered into a letter of intent to sell its spiralweld pipe manufacturing facility located in Parkersburg, West Virginia to Northwest Pipe Company of Portland, Oregon. The Fosterweld division generates approximately $12 million in revenues and employs approximately 50 people. Completion of the transaction is subject to due diligence and the execution of a definitive purchase agreement. The transaction is expected to close in the early spring of 1998. Management anticipates that the proceeds from this transaction will exceed its current investment of $4 million of fixed assets and $5 million of working capital.

The Company's integrated accounting and distribution software is licensed from a national vendor. The current releases of this vendor's software is year 2000 compliant. The Company expects to install the year 2000 compliant version in the first half of 1998. Management believes that this schedule is achievable and does not anticipate any adverse impact in becoming year 2000 compliant.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131,"Disclosures about Segments of an Enterprise and Related Information." These statements will be adopted by the Company in 1998 and are not expected to have a material effect on the consolidated financial statements.

Management continues to evaluate the overall performance of certain operations. A decision to terminate an existing operation could have a material effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


Outlook
-------
The Company has not had a domestic sheet piling supplier since
March, 1997.  The Company, however, will become Chaparral
Steel's exclusive domestic distributor of steel sheet piling when Chaparral Steel's manufacturing facility, to be constructed in Richmond, Virginia, begins operations in 1999.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. The Company has provided $6.4 million of working capital to this supplier in the form of loans and progress payments. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings and liquidity.

The Company's operations are in part dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, governmental actions concerning taxation, tariffs, the environment or other matters could impact the operating results of the Company. The Company is also dependent on the availability of rail cars and welded rail trains to ship its products. The Company has experienced delays in certain projects due to the lack of availability of rail cars. The current merger activity in the railroads has exacerbated this problem. The Company can provide no assurances that a solution to the problem will occur in the near-term. The Company's operating results may also be affected by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 1997, was approximately $78.8 million or 4.0% higher than the backlog at the end of the previous year. The following table provides the backlog by business segment.

     (Dollars in thousands)                        December 31,
----------------------------------------------------------------------
                                             1997        1996     1995
----------------------------------------------------------------------

    Backlog:
      Rail Products                       $51,584    $36,100    $43,879

      Construction Products                23,284     28,080     28,239

      Tubular Products                      3,955     11,328      8,857
-----------------------------------------------------------------------
         Total Backlog                    $78,823    $75,508    $80,975
-----------------------------------------------------------------------

Forward-Looking Statements
--------------------------
Statements relating to the potential value or viability of the DM&E or the Project, or management's belief as to such matters, are forward-looking statements and are subject to numerous contingencies and risk factors. The Company has based its assessments on information provided by the DM&E and has not independently verified such information. In addition to matters mentioned above, factors which can adversely affect the value of the DM&E, its ability to complete the Project or the viability of the Project include the following: labor disputes, any inability to obtain necessary environmental and governmental approvals for the Project in a timely fashion, an inability to obtain financing for the Project, competitors' responses to the Project, market demand for coal or electricity and changes in environmental and other laws and regulations.

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


/s/Roger F. Nejes
   Roger F. Nejes

   Senior Vice President
   Finance and Administration
   Chief Financial Officer


/s/Donald F. Vukmanic
   Donald F. Vukmanic

   Vice President
   Controller

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

ASSETS (In thousands)                            1997            1996
-----------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                   $    1,156       $    1,201
Accounts receivable                             47,586           49,918
Inventories                                     43,365           42,925
Current deferred tax assets                        123              362
Other current assets                               557              398
Property held for resale                         3,461
-----------------------------------------------------------------------
Total Current Assets                            96,248           94,804
-----------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT -
  at cost                                       20,775           20,467
-----------------------------------------------------------------------
PROPERTY HELD FOR RESALE                           615            4,022
-----------------------------------------------------------------------
DEFERRED TAX ASSETS                                                 458
-----------------------------------------------------------------------
OTHER ASSETS :
Goodwill and intangibles                         4,484              184
Investments                                      1,693              193
Other assets                                     3,154            2,876
-----------------------------------------------------------------------
Total Other Assets                               9,331            3,253
-----------------------------------------------------------------------
TOTAL ASSETS                                 $ 126,969         $123,004
-----------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (In thousands, except share data)

CURRENT LIABILITIES:
Short-term borrowings                        $  18,111         $  6,000
Current maturities of long-term debt             1,309            1,366
Accounts payable - trade                        12,524           19,060
Accrued payroll and employee benefits            3,008            3,543
Other accrued liabilities                        1,219            2,160
-----------------------------------------------------------------------
Total Current Liabilities                       36,171           32,129
-----------------------------------------------------------------------
LONG-TERM DEBT                                  17,530           21,816
-----------------------------------------------------------------------
DEFERRED TAX LIABILITIES                           554
-----------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES                      2,206            1,878
-----------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)

STOCKHOLDERS' EQUITY:
Class A Common stock, issued 10,228,739
  shares in 1997 and in 1996                       102              102
Paid-in capital                                 35,434           35,276
Retained earnings                               35,625           32,338
Treasury stock - at cost, Class A Common
  stock, 161,501 shares in 1997 and
  246,001 shares in 1996                          (653)            (535)
-----------------------------------------------------------------------
Total Stockholders' Equity                      70,508           67,181
-----------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 126,969        $ 123,004
-----------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED
DECEMBER 31, 1997

(In thousands, except per share data)         1997        1996        1995
---------------------------------------------------------------------------
NET SALES                               $  220,343  $  243,071  $  264,985
---------------------------------------------------------------------------
COSTS AND EXPENSES:
Cost of goods sold                         191,266     212,111     235,770
Selling and administrative expenses         21,913      22,765      22,446
Interest expense                             2,495       2,365       2,840
Other income                                  (475)       (600)       (777)
--------------------------------------------------------------------------
                                           215,199     236,641     260,279
--------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                    5,144       6,430      4,706

INCOME TAX EXPENSE (BENEFIT)                 1,857       2,572       (337)
--------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING PRINCIPLE       3,287       3,858      5,043

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                                       (219)
-------------------------------------------------------------------------
NET INCOME                                $  3,287    $  3,858   $  4,824
-------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE:
Income before cumulative effect of change
     in accounting principle              $  0.32     $   0.39   $   0.51
Cumulative effect of change in accounting
    principle                                                       (0.02)
-------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE           $  0.32     $   0.39   $   0.49
-------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE:
Income before cumulative effect of change
     in accounting principle              $  0.32     $   0.38   $   0.50
Cumulative effect of change in accounting
    principle                                                       (0.02)
-------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE         $  0.32     $   0.38   $   0.48
-------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE THREE YEARS
ENDED DECEMBER 31, 1997

(In thousands)                                 1997         1996       1995
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $ 3,287       $ 3,858    $ 4,824
Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
     Deferred income taxes                    1,251         2,203       (565)
     Depreciation and amortization            2,687         3,169      2,774
     Gain on sale of property, plant
       and equipment                           (112)         (540)      (532)
     Impairment of long-lived assets                                     219

Change in operating assets and liabilities:
      Accounts receivable                     3,471        (1,641)    (1,856)
      Inventory                                 770        (2,621)     2,878
      Property held for resale                  (54)        1,508
      Other current assets                     (159)          433       (165)
      Other noncurrent assets                  (340)       (1,020)      (171)
      Accounts payable - trade               (8,742)          995     (1,710)
      Accrued payroll and employee benefits    (537)          861        158
      Other current liabilities                (941)         (945)      (174)
      Other liabilites                          328           530       (245)
----------------------------------------------------------------------------
      Net Cash Provided by Operating
        Activities                              909         6,790      5,435
----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant
 and equipment                                1,578         2,277      3,880
Capital expenditures on property,
 plant and equipment                         (2,068)       (2,336)    (4,074)
Purchase of DM&E stock                       (1,500)
Acquisition of businesses                    (6,739)
----------------------------------------------------------------------------
      Net Cash Used by Investing
        Activities                           (8,729)          (59)      (194)
----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) of revolving credit
 agreement borrowings                         9,111        (5,750)    (4,170)
Exercise of stock options                       571           150         30
Treasury shares purchased                      (531)
Repayments of long-term debt                 (1,376)       (1,255)      (956)
----------------------------------------------------------------------------
     Net Cash Provided (Used) by
       Financing Activities                   7,775        (6,855)    (5,096)
----------------------------------------------------------------------------
Net (Decrease) Increase in Cash and
  Cash Equivalents                              (45)         (124)       145

Cash and Cash Equivalents at Beginning
  of Year                                     1,201         1,325      1,180
-----------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year    $ 1,156       $ 1,201    $ 1,325
-----------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid                               $ 2,493       $ 2,376    $ 2,906
----------------------------------------------------------------------------
Income Taxes Paid                           $   627       $   410    $   188
----------------------------------------------------------------------------

During 1997, 1996, and 1995, the Company financed certain capital expenditures and related maintenance agreements totaling
$33,500, $137,000 and $4,081,000, respectively, through the
issuance of capital leases.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED
DECEMBER 31, 1997

                           Class A
                            Common     Paid-in    Retained  Treasury
(In thousands)               Stock     Capital    Earnings    Stock    Total
----------------------------------------------------------------------------
Balance, January 1, 1995     $ 102    $ 35,118    $ 23,656   $(557)  $ 58,319
Net Income                                           4,824              4,824
Exercise of option to pur-
  chase 10,000 shares of
  Class A Common stock                      30                             30
-----------------------------------------------------------------------------

Balance, December 31, 1995     102      35,148      28,480    (557)    63,173
Net Income                                           3,858              3,858
Exercise of option to pur-
  chase 50,000 shares of
  Class A Common stock                     128                  22        150
-----------------------------------------------------------------------------

Balance, December 31, 1996     102      35,276      32,338    (535)    67,181
Net Income                                           3,287              3,287
Exercise of options to pur-
  chase 190,000 shares of
  Class A Common stock                     158                 413        571
Treasury stock purchases
  of 105,500 shares                                           (531)      (531)
-----------------------------------------------------------------------------
Balance, December 31, 1997   $ 102    $ 35,434    $ 35,625   $(653)  $ 70,508
-----------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.
Summary of Significant Accounting Policies
------------------------------------------
Basis of financial statement presentation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. The term "Company" refers to
L. B. Foster Company and its subsidiaries, as the context requires.

Cash equivalents - The Company considers securities with maturities of three months or less, when purchased, to be cash equivalents.

Inventories - Inventories are generally valued at the lower of the last-in, first-out (LIFO) cost or market. Other inventories of the Company, approximately 9% in 1997 and 13% in 1996, are valued at average cost or market, whichever is lower.

Property, plant and equipment - Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in income. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of 30 to 40 years for buildings and 5 to 10 years for machinery and equipment. Leasehold improvements are amortized over 2 to 7 years which represent the lives of the respective leases or the lives of the improvements, whichever is shorter. Pile driving equipment held for rental is classified as property, plant and equipment.

Goodwill - Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired.
Goodwill is being amortized on a straight-line basis over periods of ten years. When factors indicate that goodwill should be evaluated for impairment, the excess of the unamortized goodwill over the fair value determined using a multiple of cash flows from operations will be charged to operations.

Interest rate agreements - To offset exposures to changes in interest rates on variable rate debt, the Company enters into interest rate swap agreements. The effects of movements in interest rates on these instruments are recognized as they occur.

Environmental remediation and compliance - Environmental remediation costs are accrued based on estimates of known environmental remediation exposures. Environmental compliance costs, which principally include the disposal of waste generated by routine operations, are expensed as incurred. Capitalized environmental costs are depreciated, when appropriate, over their useful life.

Earnings per share - In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Under the new provisions for calculating earnings per share, the dilutive effect of stock options has been excluded in the determination of "basic" earnings per share and only included in the "diluted" earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

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

Stock-based compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company follows the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation, and, accordingly, recognizes no compensation expense for stock option grants.

Reclassification - Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1997 presentation. The reclassifications have no effect on income.

New accounting pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131,"Disclosures about Segments of an Enterprise and Related Information." These statements will be adopted by the Company in 1998 and are not expected to have a material effect on the consolidated financial statements.

Note 2.
Change in Accounting Principles
-------------------------------
The Company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in its financial statements for the year ended December 31, 1995. The cumulative effect as of January 1, 1995 of adopting Statement 121 decreased net income by $219,000, net of an income tax benefit of $134,000, or $0.02 per share.

Note 3.
Accounts Receivable
-------------------
Accounts receivable at December 31, 1997 and 1996 are summarized as follows

(in thousands):                         1997             1996
-------------------------------------------------------------
Trade                                $46,490          $51,271
Allowance for doubtful accounts       (1,468)          (1,803)
Other                                  2,564              450
-------------------------------------------------------------
                                     $47,586          $49,918
-------------------------------------------------------------

The Company's customers are in the rail, construction	and
tubular segments of the economy. As of December 31, 1997 and 1996, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows (in thousands):


                                        1997             1996
-------------------------------------------------------------
Rail                                $ 26,258         $ 27,234
Construction                          11,177           15,586
Tubular                                7,587            6,648
-------------------------------------------------------------
                                    $ 45,022         $ 49,468
-------------------------------------------------------------

Credit is extended on an evaluation of the customer's financial condition and generally collateral is not required.


Note 4.
Inventories
-----------
Inventories at December 31, 1997 and 1996 are summarized as follows:

(in thousands)                           1997	           1996
--------------------------------------------------------------
Finished goods                         $30,380	        $31,347
Work-in-process                          7,826	         11,117
Raw materials                            8,369	          3,135
--------------------------------------------------------------
Total inventories at current costs      46,575          45,599
--------------------------------------------------------------
Less:
  Current cost over LIFO
    stated values                       (2,610)	        (2,074)
   Reserve for decline in market
     value of inventories                 (600)	          (600)
--------------------------------------------------------------
                                       $43,365	        $42,925
--------------------------------------------------------------

At December 31, 1997 and 1996, the LIFO carrying value of inventories for book purposes exceeded the LIFO carrying value for tax purposes by approximately $5,418,000 and $5,170,000, respectively. During 1997, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs which were higher than the costs of current purchases. The effect of these reductions in 1997 and 1996 was to increase cost of goods sold by $21,000 and $217,000, respectively.


Note 5.
Property Held for Resale
------------------------

Property held for resale at December 31, 1997 and 1996 consists of the following (in thousands):

Location                                1997           1996
-----------------------------------------------------------
Parkersburg, WV                       $3,200          $3,003
Marrero, LA                              615             615
Houston, TX                              261             261
Other	                                                   143
------------------------------------------------------------
Property held for resale               4,076           4,022
------------------------------------------------------------
Less current portion                   3,461
------------------------------------------------------------
                                      $  615          $4,022
------------------------------------------------------------

The Parkersburg, West Virginia location produces Fosterweld spiralweld pipe used for water transmission and other applications. During 1995, the Company decided that this product did not meet the Company's long-term strategic goals.
The assets of this operation include machinery and equipment, buildings and leasehold improvements. During 1997 and 1996, the location generated net sales and operat-ing profit of approximately $12,200,000 and $1,600,000 and $13,300,000 and $2,000,000, respectively, which are included in the Company's tubular segment. The Company has entered into a letter of intent to sell this facility. Completion of the transaction is subject to due diligence and the execution of a definitive purchase agreement.

The Marrero, Louisiana location was formerly used for yard storage. Assets of the location consist of land no longer used in the Company's business. The land is currently being leased to a third party. The Company is currently negotiating the sale of this land.

The Houston, Texas location was formerly a pipe coal tar coating facility. Assets of the location consist of land no longer used in the Company's business.

All negotiations for property held for resale are in excess of recorded values.

Note 6.
Property, Plant and Equipment
-----------------------------
Property, plant and equipment at December 31, 1997 and 1996 consists of the following

(in thousands):                              1997         1996
--------------------------------------------------------------
Land                                      $ 6,930      $ 6,700
Improvements to land and leaseholds         4,186        3,984
Buildings                                   3,760        2,642
Machinery and equipment, including
  equipment under capitalized
  leases of $7,295 in 1997
  and $7,434 in 1996                       25,905       23,774
Rental pile driving equipment	              1,178        3,668
Construction in progress                      175          197
--------------------------------------------------------------
                                           42,134       40,965
--------------------------------------------------------------
Less accumulated depreciation and
  amortization, including accumulated
  amortization of capitalized leases
  of $3,162 in 1997 and $2,259 in 1996     21,359       20,498
--------------------------------------------------------------
                                          $20,775      $20,467
--------------------------------------------------------------

The remaining rental pile driving equipment is under a lease with an option to purchase.

Property, plant and equipment include certain capitalized	leases.
The following is a schedule, by year, of the future		minimum
payments under these leases, together with the	present value of
the net minimum payments as of December 31, 1997:


(In thousands)                               Amount
----------------------------------------------------
Year ending December 31,
1998                                        $1,562
1999                                         1,194
2000                                           842
2001                                           462
2002 and thereafter                            335
--------------------------------------------------
Total minimum lease payments	                4,395
Less amount representing interest              556
--------------------------------------------------
Total present value of minimum
   payments  (Note 9)                        3,839
Less current portion of such obligations     1,309
--------------------------------------------------
Long-term obligations with interest rates
 ranging from 7.25% to 8.95%                $2,530
--------------------------------------------------

Note 7.
Other Assets and Investments
----------------------------
At December 31, 1997 and 1996, other assets include notes receivable and accrued interest totaling $2,258,000 and $2,072,000, respectively, from investors in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E). Additionally, the Company owns stock in the DM&E. The Company's investment in the DM&E's stock is recorded at its historical cost of $1,693,000, comprised of, $193,000 of common stock and $1,500,000 of Series B Preferred Stock and warrants. Although its market value is not readily determinable, management believes the fair value of this investment exceeds its carrying amount.


Note 8.
Short-Term Borrowings
---------------------
Effective November 1995, the Company renegotiated its $45,000,000 revolving credit agreement. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate. The interest rates are adjusted quarterly based on the fixed charge coverage ratio defined in the agreement. The ranges are prime to prime plus 0.25%, the CD rate plus 0.45% to the CD rate plus 1.125%, and the Euro-bank rate plus 0.45% to the Euro-bank rate plus 1.125%. Borrowings under the agreement, which expires July 1, 1999, are secured by accounts receivable and inventory.

The agreement includes financial covenants requiring a minimum net worth, and minimum levels for the fixed charge coverage ratio, the leverage ratio and the current ratio. The agreement also restricts dividends, investments, capital expenditures, indebtedness and sales of certain assets. At December 31, 1997, $4,223,000 was available for future dividend payments.

As of December 31, 1997, the Company was in compliance with all the agreement's covenants. At December 31, 1997, the Company had borrowed $33,111,000 under the agreement of which
$15,000,000 was classified as long-	term (see Note 9).  Under
the agreement, the Company	had approximately $10,972,000 in
unused borrowing commitment at December 31, 1997.


Note 9.
Long-Term Debt and Related Matters
----------------------------------
Long-term debt at December 31, 1997 and 1996 consists of the following:

(In thousands)                              1997            1996
----------------------------------------------------------------
Revolving Credit Agreement with
  weighted average interest rate of
  7.06% at December 31, 1997 and
  6.42% at December 31, 1996,
  expiring July 1, 1999	                  $15,000         $18,000
-----------------------------------------------------------------
Lease obligations payable in
  installments through 2003 with a
  weighted average interest rate of
  7.93% at December 31, 1997 and
  7.96% at December 31, 1996	               3,839           5,182
-----------------------------------------------------------------
                                           18,839          23,182
Less current maturities	                    1,309	          1,366
-----------------------------------------------------------------
                                          $17,530         $21,816
-----------------------------------------------------------------

The $15,000,000 revolving credit borrowings included in long-term debt were obtained under the revolving loan agreement discussed in Note 8 and are subject to the same terms and conditions. This portion of the borrowings is classified as long-term because the Company does not anticipate reducing the borrowings below $15,000,000 during 1998.

During 1995, the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its revolving credit borrowings. The LIBOR interest rate on the $10,000,000 swap agreement, which expires June 1999, is 6.142%. The Company believes that the credit and market risks associated with this agreement are not material. Any additional interest expense incurred under the agreement is accrued and paid quarterly.

The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 1997 are as follows:

1998 - $1,309,000;  1999 - $16,037,000;  2000 - $753,000;  2001
- $418,000;  2002 - $251,000;  and 2003 and beyond $71,000.


Note 10.
Stockholders' Equity
--------------------
At December 31, 1997 and 1996, the number of authorized shares of the Company's Class A Common stock were 20,000,000 shares and Class B Common stock were 1,391,000 shares. No Class B Common shares were issued. The Company's Class A and Class B Common stock each have a par value of $.01 per share and are generally identical except that the Class B Common stock has no stockholder voting rights, and except that such holders shall be entitled to one vote per share on matters such as consolidation or merger of the Company. Class B Common stock may be converted at any time on a share-for-share basis into Class A Common stock.

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

If any person actually acquires 20% or more of the Company's common shares (other than through an offer for all shares that provide fair value for such shares) or if a 20%-or-more stockholder engages in a merger or other business combination in which the Company survives and its common shares remain outstanding, the other stockholders will be able to exercise the rights and receive the Company's common shares (or in certain other circumstances, cash, property or other securities of the Company) having twice the value of the exercise price of the rights. Additionally, if the Company is involved in certain other mergers where its shares are exchanged or certain major sales of its assets occur, stockholders will be able to purchase the other party's shares in an amount equal to twice the value of the exercise price of the rights.

The Company generally will be entitled to redeem the rights at $0.05 per right at any time until the 10th day following public announcement that a person has acquired a 20% ownership position in Company common shares. The Company may in its discretion extend the period during which it can redeem the rights.

The Company's Board of Directors authorized the purchase of up to 500,000 shares of its common stock at prevailing market prices. The timing and extent of the purchases will depend on market conditions. 500,000 shares represents approximately 5% of the Company's outstanding common stock.

No cash dividends on Common stock were paid in 1997, 1996, and 1995.


Note 11.
Stock Options
-------------
The 1985 Long-Term Incentive Plan (Plan) of the Company, as amended and restated in March 1994, provides for the award of options to key employees and directors to purchase up to 1,500,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. The Plan provides for the granting of "nonqualified options" and "incentive stock options" with a duration of not more than ten years from the date of grant. The Plan also provides that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant. Stock to be offered under the Plan may be authorized but unissued Common stock or previously issued shares which have been reacquired by the Company and held as Treasury shares. At December 31, 1997, 1996 and 1995, Common stock options outstanding under the Plan had option prices ranging from $2.63 to $6.00, with a weighted average price of $3.71, $3.40, and $3.35 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding for the three years ended  December 31, 1997
are:  1997 - 5.2  years;    1996 - 4.2 years;  and 1995 - 4.7 years.

The Option Committee of the Board of Directors which administers the Plan may, at its discretion, grant stock appreciation rights
at any time prior to six	months before an option's expiration
date. Upon exercise of such rights, the participant surrenders the exercisable portion of the option in exchange for payment
(in cash and/or Common stock valued at its fair market value) of an amount not greater than the spread, if any, by which the average of the high and low sales prices quoted in the Over-the-Counter Exchange on the trading day immediately preceding the date of exercise of the stock appreciation right exceeds the option price. No stock appreciation rights were issued or outstanding during 1997, 1996 or 1995.

Options exercised during 1997, 1996 and 1995 totaled 190,000,
50,000 and 10,000 shares, respectively, at an exercise price of $3.00 per share.

Certain information for the three years ended December 31, 1997 relative to employee stock options is summarized as follows:

                                          1997       1996       1995
---------------------------------------------------------------------
Number of shares under
  Incentive Plan option:
   Outstanding at begin-
        ning of year                   944,000 	   965,000	   975,000
   Granted                             141,500      40,000     25,000
   Canceled                            (37,000)    (11,000)   (25,000)
   Exercised                          (190,000)	   (50,000)	  (10,000)
---------------------------------------------------------------------
Outstanding at end of year             858,500	    944,000	   965,000
---------------------------------------------------------------------
Exercisable at end of year             659,250	    806,250	   748,000
---------------------------------------------------------------------
Number of shares available
  for future grant:
Beginning of year                      287,250     316,250    316,250
---------------------------------------------------------------------
End of year	                           182,750	    287,250 	  316,250
---------------------------------------------------------------------

The weighted average fair value of options granted at December
31, 1997, 1996, and 1995 were $2.94, $2.65 and $2.56, respectively.

The Company has adopted the disclose-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized. Had compensation expense for the Company's stock option plans been determined using the method required by SFAS No. 123, the effect to the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(In thousands except
  per share amounts)                       1997       1996      1995
--------------------------------------------------------------------
Net Income                               $3,248     $3,787	   $4,818
---------------------------------------------------------------------
Basic earnings per share                 $ 0.32     $ 0.38	   $ 0.49
---------------------------------------------------------------------
Diluted earnings per share               $ 0.32     $ 0.38    $ 0.48
---------------------------------------------------------------------

The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995 respectively: risk-free interest rates of 6.29% , 6.83% and 6.51%; dividend yield of 0.0% for all three years; volatility factors of the expected market price of the Company's common stock of .38, .41 and .52; and a weighted-average expected life of the option of 10 years.


Note 12.
Earnings Per Common Share
-------------------------
The earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and certain convertible securities. Basic earnings per share are computed by dividing net income by the weighted average number of Class A Common shares outstanding during the year. The weighted average number of Class A Common shares outstanding during the years ended December 31, 1997, 1996 and 1995 were approximately 10,122,000, 9,953,000 and 9,927,000, respectively.

Diluted earnings per share uses the average market prices during the period in calculating the dilutive effect of options under the treasury stock method. Using this method, the weighted average number of Class A Common shares outstanding during 1997, 1996 and 1995 were approximately 10,287,000, 10,086,000 and
10,062,000, respectively, with the dilutive effect of option shares being approximately 165,000, 133,000 and 135,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


Note 13.
Income Taxes
------------
At December 31, 1997, the tax benefit of net operating loss carryforwards available for state income tax purposes was approximately $821,000. The Company also has alternative minimum federal tax credit carryforwards at December 31, 1997, of approximately $1,292,000. For financial reporting purposes, a valuation allowance of $150,000 has been recognized to offset the deferred tax assets related to the state income tax carryforwards. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996, are as follows:

(In thousands)                             1997	            1996
----------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                       $ 1,817	         $ 1,535
     Inventories                          1,473            1,435
----------------------------------------------------------------
     Total deferred tax liabilities       3,290            2,970
----------------------------------------------------------------
Deferred tax assets:
     Net operating loss
      carryforwards                         821            1,730
     Tax credit carryforwards             1,292            1,084
     Other - net                            896            1,126
----------------------------------------------------------------
       Total deferred tax assets          3,009            3,940
     Valuation allowance for
       deferred tax assets                  150              150
----------------------------------------------------------------
     Deferred tax assets                  2,859            3,790
----------------------------------------------------------------
Net deferred tax (liability) assets     $  (431)         $   820
----------------------------------------------------------------

The valuation allowance for deferred tax assets was unchanged during 1997 and was reduced by $50,000 and $2,499,000 during 1996 and 1995, respectively.

Significant components of the provision for income taxes are as follows:

(In thousands)                    1997        1996        1995
----------------------------------------------------------------
Current:
     Federal                    $  466    $    163      $  102
     State                         140         206         126
----------------------------------------------------------------
Total current                      606         369         228
----------------------------------------------------------------
Deferred:
    Federal                      1,082       2,258        (339)
    State                          169         (55)       (360)
----------------------------------------------------------------
Total deferred                   1,251       2,203        (699)
----------------------------------------------------------------
Total income tax
    expense (benefit)           $1,857      $2,572     $  (471)
----------------------------------------------------------------

Income tax expense (benefit) is included in the consolidated statements of income as follows:

(In thousands)                    1997        1996       1995
--------------------------------------------------------------
Continuing operations           $1,857      $2,572     $ (337)
Cumulative effect of
    accounting change                                    (134)
--------------------------------------------------------------
                                $1,857      $2,572     $ (471)
--------------------------------------------------------------

The reconciliation of income tax computed at statutory rates to income tax expense (benefit) is as follows:

                                 1997        1996        1995
---------------------------------------------------------------
Statutory rate                   34.0%       34.0%      34.0%
State income tax                  4.0         1.6       (3.0)
Nondeductible expenses	           1.7         2.2        3.0
Net operating loss                                     (22.9)
Change in valuation reserve                            (30.2)
Prior period tax                 (3.6)        2.0       13.2
Other                                         0.2       (1.3)
---------------------------------------------------------------
                                 36.1%       40.0%      (7.2)%
---------------------------------------------------------------

Note 14.
Rental and Lease Information
----------------------------
The Company leases certain plant facilities, office facilities and equipment. Rental expense for the years ended December 31, 1997, 1996 and 1995 amounted to $1,801,000, $1,814,000, and
$1,867,000, respectively.

At December 31, 1997, the Company is committed to total minimal
rental payments under all noncancelable	operating leases of
$5,734,000.  Generally, these leases include escalation clauses.

The minimum future rental commitments are payable as follows:
1998 - $831,000; 1999 - $753,000; 2000 - $656,000; 2001
$570,000; 2002 - $544,000 and $2,380,000 after 2002.


Note 15.
Acquisitions
------------
In May 1997, the Company acquired the assets of the Monitor Group for $2,500,000, of which $2,250,000 was allocated to goodwill. The Monitor Group designs, develops and assembles portable mass spectrometers. Mass spectrometers are used to measure gas compositions and concentrations for various applications, including monitoring air quality for the mining industry and serving as a process monitor and diagnostic tool in chemical manufacturing industries.

In November 1997, the Company acquired the assets of Precise Fabricating Corporation (Precise), a Georgetown, Massachusetts steel fabricator for $3,694,000 plus the assumption of certain liabilities, of which $2,142,000 was allocated to goodwill.
This acquisition provides the Company with a regional manufacturing facility in the New England market. Precise's AISC Certification for Complex Bridges and Buildings enables the Company to offer a more complete package of components for the highway, bridge and transit markets.

In December of 1997, the Company acquired the assets of Watson-Haas Lumber Company (Watson-Haas) of St. Mary's, West Virginia, a supplier of iron clad and steel ties to the mining industry since 1958 for $545,000 plus the assumption of certain liabilities, of which $85,000 was allocated to goodwill. This acquisition compliments the Company's Midwest Steel Division and enables the Company to offer a complete package of all rail and track requirements to the mining industry.

The acquisitions have been reported using the purchase method of accounting and have been included in operations since the date of acquisition. For each acquisition, the purchase price was allocated to the assets and liability based on their estimated fair values as of the acquisition date. Cost in excess of net assets acquired is being amortized on a straight-line basis over 10 years. Pro forma results of the Monitor Group and Watson-Haas acquisitions, assuming they have been made at the beginning of each year, would not be materially different from reported results.

Had the Precise acquisition been made at the beginning of 1996, the Company's pro forma unaudited results would have been:

                                               12 Months
(In thousands except                             ended
per share amounts)                      12/31/97        12/31/96
-----------------------------------------------------------------
Net sales                               $224,703        $247,222
Net income                                 3,803           3,841
Basic earnings per share                   $0.38           $0.39
-----------------------------------------------------------------

The pro forma results do not represent the Company's actual operating results had the acquisition been made at the beginning of 1997 and 1996 or the results that may be expected in the future.

The pro forma impact of the Monitor Group and Watson-Haas were not material to net sales, net income or basic earnings per share.


Note 16.
Retirement Plans
----------------
Substantially all of the Company's hourly paid employees are covered by one of the Company's noncontributory, defined benefit
plans and a defined contribution plan.   Substantially all of
the Company's salaried employees are covered by a defined contribution plan established by the Company.

Benefits for hourly employees over age 21 are generally based on hours of service. The salaried plan for employees over age 21 is based on years of qualifying service.

The Company's funding policy for defined benefit plans is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. Net periodic pension cost for the three years ended December 31, 1997 is summarized as follows:

(In thousands)              1997      1996      1995
----------------------------------------------------
Service cost               $  82     $  81     $  71
Interest cost                138       136       121
Actual return on
  plan assets               (293)     (176)     (131)
Other                        143        39        (3)
-----------------------------------------------------
Net periodic
  pension cost             $  70     $  80     $  58
-----------------------------------------------------

The hourly plan assets consist of various mutual fund investments. The following table presents a reconciliation of the funded status of the defined benefit plans at December 31, 1997 and 1996 with the accrued pension cost included in other current liabilities on the Company's balance sheet:


(In thousands)                                1997                   1996
-----------------------------------------------------------------------------
                                    Overfunded     Underfunded
                                        Plan           Plan
-----------------------------------------------------------------------------
Projected benefit obligation:
  Vested benefits                       $1,603          $ 508       $1,979
  Nonvested benefits                        29             23           55
-----------------------------------------------------------------------------
Total projected benefit obligation       1,632            531        2,034
-----------------------------------------------------------------------------
Fair value of plan assets                1,727            411        1,867
-----------------------------------------------------------------------------
Excess (deficit) of plan assets over
  projected benefit obligation              95           (120)        (167)
Unrecognized net transition asset          (98)            (4)        (112)
Unrecognized prior service cost              6             83           81
Unrecognized net (gain) loss              (192)            23            6
Adjustment for minimum liability                         (102)        (133)
-----------------------------------------------------------------------------
Accrued pension cost included in accrued
  payroll and employee benefits on the
  balance sheet.                        $ (189)	        $(120)      $ (325)
-----------------------------------------------------------------------------

An assumed discount rate of 7% and an expected rate of return on plan assets of 8% were used to measure the projected benefit obligation and develop net periodic pension costs for the three years ended December 31, 1997, 1996 and 1995.

The Company's defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute from 2% to 15% of their annual compensation and receive a 50% matching employer contribution on up to 6% of their annual compensation.

Further, the plan requires an additional matching employer contribution, based on the ratio of the Company's pretax income to equity, up to 50% of 6% of the employee's annual compensation. Additionally, the Company contributes 1% of all salaried employees' annual compensation to the plan without regard for employee contribution. The Company may also make additional discretionary contributions to the plan. The defined contribution plan expense was: $756,000 in 1997, $827,000 in 1996 and $727,000 in 1995.

Note 17.
Commitments and Contingent Liabilities
--------------------------------------
The Company is subject to laws and regulations relating to the protection of the environment and the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings. In the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, competitive position, or capital expenditures of the Company.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

At December 31, 1997, the Company had outstanding letters of credit of approximately $917,000.


Note 18.
Risks and Uncertainties
-----------------------
The Company's future operating results may be affected by a number of factors. The Company is dependent upon a number of major suppliers. If a supplier had operational problems or ceased making material available to the Company, operations could be adversely affected.

The Company has not had a domestic sheet piling supplier since March, 1997. The Company, however, will become Chaparral Steel's exclusive domestic distributor of steel sheet piling when Chaparral Steel's manufacturing facility in Richmond, Virginia begins operations. Chaparral has announced that this facility should become operational in 1999.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. The Company has provided working capital for this supplier and a revolving note receivable which total $6,400,000. If, for any reason, this supplier is unable to perform, the Company could experience a negative short term effect on earnings and liquidity.

The Company is also dependent on the availability of rail cars and welded rail trains to ship its products. The Company has experienced delays in certain projects due to the lack of availability of rail cars. The current merger activity in the railroads has exacerbated this problem. The Company can provide no assurance that a solution to the problem will occur in the near term.

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

The Company's operations results may also be affected by adverse weather conditions.


Note 19.
Fair Values of Financial Instruments
------------------------------------
The Company's financial instruments consist of accounts receivable, accounts payable, short term and long term debt, and an interest rate swap agreement.

The carrying amounts of the Company's financial instruments at December 31, 1997, approximate fair value.

Note 20.
Business Segments
------------------
L. B. Foster Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The Company's rail segment provides a full line of new and used rail, trackwork and accessories to railroads, mines and industry. The Company also designs and produces bonded rail joints, power rail, track fasteners, catenary systems, coverboards and special accessories for mass transit and other rail systems.

The Company's construction segment sells and rents steel sheet piling and H-bearing pile for foundation and earth retention requirements. In addition, the Company sells bridge decking, expansion joints, sign structures and other products for highway construction and repair.

The Company's tubular segment supplies pipe and pipe coatings for pipelines and utilities. Additionally, the Company manufactures spiralweld pipe for water transmission lines, foundation piling and many other applications. The Company also produces pipe-related products for special markets, including water wells and irrigation.

The Company markets its products directly in all major industrial areas of the United States primarily through a national sales force.

A summary of revenues, operating profit, identifiable assets, depreciation and amortization, and capital expenditures of each business segment for the three years ended December 31, 1997, follows (in thousands):

                                              1997
----------------------------------------------------------------------------
                 Net        Operating  Identifiable  Depreciation/   Capital
                 Sales   Profit (Loss)     Assets    Amortization Expenditures
-----------------------------------------------------------------------------
Rail products   $112,685    $  5,031      $ 57,212   $    642    $    538
Construction
 products         55,909       3,076        29,746        523         663
Tubular products  51,749       2,163        30,004      1,358         841
Other	                          (748)        2,371        150           5
-----------------------------------------------------------------------------
                 220,343       9,522       119,333      2,673       2,047
-----------------------------------------------------------------------------
Corporate and
 other                                       7,636         14          21
-----------------------------------------------------------------------------
Total	          $220,343       9,522      $126,969    $ 2,687     $ 2,068

Nonoperating
 income (expense):
 General corpor-
  ate expense
  and unallocated
  other income
  and expense
  -net                        (1,883)
Interest expense              (2,495)
-----------------------------------------------------------------------------
Income before
 income taxes                  5,144
-----------------------------------------------------------------------------

Capital expenditures for 1997 do not include capitalized leases of $34,000.

                                                        1996
-----------------------------------------------------------------------------
                     Net    Operating  Identifiable Depreciation/   Capital
                    Sales     Profit        Assets  Amortization  Expenditures
-----------------------------------------------------------------------------
Rail products      $ 111,780  $ 5,865    $  59,025     $    626      $  716
Construction
 products             77,954    3,337       29,231          936         951
Tubular products	     53,337	   1,147       28,414        1,439         649
-----------------------------------------------------------------------------
                     243,071   10,349      116,670       3, 001       2,316
-----------------------------------------------------------------------------
Corporate and other                          6,334          168          20
-----------------------------------------------------------------------------
   Total            $243,071	  10,349     $123,004      $ 3,169     $ 2,336
-----------------------------------------------------------------------------
Nonoperating income
 (expense):
 General corporate expense
 and unallocated other
 income and expense net        (1,554)
Interest expense               (2,365)
-----------------------------------------------------------------------------
Income before income taxes    $ 6,430
-----------------------------------------------------------------------------

Capital expenditures for 1996 do not include capitalized leases of $137,000 for the tubular segment.

                                               1995
-----------------------------------------------------------------------------
                      Net   Operating  Identifiable Depreciation/   Capital
                     Sales  Profit/Loss    Assets   Amortization Expenditures
-----------------------------------------------------------------------------
Rail products     $ 111,582    $ 5,705   $  48,622    $   570       $   347
Construction
  products           88,735      2,592      32,652      1,018         1,346
Tubular products     64,668        720      33,658      1,160         2,375
-----------------------------------------------------------------------------
                    264,985      9,017     114,932      2,748         4,068
-----------------------------------------------------------------------------
Corporate and other                          9,491         26             6
-----------------------------------------------------------------------------
   Total          $ 264,985      9,017   $ 124,423    $ 2,774       $ 4,074
-----------------------------------------------------------------------------
Nonoperating income
  (expense):
 General corporate expense
 and unallocated other
 income and expense net         (1,471)
Interest expense                (2,840)
-----------------------------------------------------------------------------
Income before income taxes    $  4,706
-----------------------------------------------------------------------------

Capital expenditures for 1995 do not include the following capitalized leases: rail - $1,377,000; construction - $53,000;
tubular - $2,587,000; corporate and other - $64,000.

Sales to any individual customer do not exceed 10% of consolidated net sales. Sales between segments are immaterial.
Identifiable assets by segment are those assets that are used exclusively by such segments. Corporate assets are principally cash and investments.

Note 21.
Quarterly Financial Information (Unaudited)
-------------------------------------------
Quarterly financial information for the years ended December 31, 1997 and 1996 is presented below (in thousands, except per share amounts):

                                                 1997
----------------------------------------------------------------------------
                       First        Second       Third      Fourth
                       Quarter(1)   Quarter(1)   Quarter(1) Quarter    Total
-----------------------------------------------------------------------------
Net sales              $ 54,494    $ 53,716    $ 56,935    $ 55,198  $220,343
-----------------------------------------------------------------------------
Gross profit           $  6,367    $  7,527    $  8,099    $  7,084  $ 29,077
-----------------------------------------------------------------------------
Net income             $    407    $    871    $  1,212    $    797  $  3,287
-----------------------------------------------------------------------------
Basic earnings per
  common share         $   0.04    $   0.08    $   0.12    $   0.08  $   0.32
-----------------------------------------------------------------------------
Diluted earnings
 per common share      $   0.04    $   0.08    $   0.12    $   0.08  $   0.32
-----------------------------------------------------------------------------

(1) Gross profit has been adjusted by $67,000, $201,000 and $323,000 in the first, second and third quarters, respectively, to reflect a reclassification of certain expenses from selling and administrative to cost of sales.

                                                 1996
-----------------------------------------------------------------------------
                       First        Second       Third     Fourth
                       Quarter      Quarter      Quarter   Quarter    Total
-----------------------------------------------------------------------------
Net sales              $ 48,303    $ 64,758    $ 65,525    $ 64,485  $243,071
-----------------------------------------------------------------------------
Gross profit           $  6,199    $  8,194    $  8,611    $  7,956  $ 30,960
-----------------------------------------------------------------------------
Net income             $    220    $  1,255    $  1,418    $    965  $  3,858
-----------------------------------------------------------------------------
Basic earnings per
  common share         $   0.02    $   0.13    $  0.14     $   0.10  $   0.39
-----------------------------------------------------------------------------
Diluted earnings per
  common share         $   0.02    $   0.12    $  0.14     $   0.10  $   0.38
-----------------------------------------------------------------------------

The fourth quarter of 1996 includes the following: 1) a $388,000 reduction in the LIFO provision, 2) a $300,000 reduction in the accrual for employee medical expense and 3) a $200,000 provision for equipment obsolescence reserve.

REPORT OF INDEPENDENT AUDITORS AND
RESPONSIBILITY FOR FINANCIAL STATEMENTS


To the Board of Directors and Stockholders of L. B. Foster Company:

We have audited the accompanying consolidated balance sheets of
L. B. Foster Company and subsidiaries at December 31, 1997 and
1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14 (a).
These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above
present fairly, in all material respects, the consolidated
financial position of L. B. Foster Company and subsidiaries at
December 31, 1997 and 1996, and the consolidated results of
their operations and their cash flows for each of the three
years in the period ended December 31, 1997, in conformity with
generally accepted accounting principles.	Also, in our opinion,
the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 1995, the Company changed its methods of accounting for long-lived assets.


                                            /s/Ernst & Young LLP

Pittsburgh, Pennsylvania
January 21, 1998



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



/s/ Lee B. Foster II
    Lee B. Foster II
    President and Chief Executive Officer


/s/Roger F. Nejes
   Roger F. Nejes
   Senior Vice President
   Finance and Administration
   and Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors is set forth under "Election of Directors" in the Company's Proxy Statement for the 1998 annual meeting of stockholders ("1998 Proxy Statement"). Such information is incorporated herein by reference. Information concerning the executive officers who are not directors of the Company is set forth below. With respect to the period prior to August 18, 1977, references to the Company are to the Company's predecessor, Foster Industries, Inc.

Name	                        Age                Position
----------------------------------------------------------------------------
Anthony G. Cipicchio           51       Vice President Operations

William S. Cook, Jr.           56       Vice President Strategic Planning &
                                        Acquisitions

Paul V. Dean                   66       Vice President - Piling Products

Samuel K. Fisher               45       Vice President - Rail Procurement

Dean A. Frenz                  54       Senior Vice President - Rail Products

Steven L. Hart                 51       Vice President

Stan L. Hasselbusch            50       Senior Vice President - Construction
                                        and Tubular Products

David L. Minor                 54       Vice President - Treasurer

Roger F. Nejes                 55       Senior Vice President - Finance and
                                        Administration and Chief Financial
                                        Officer

Henry M. Ortwein, Jr.          55       Group Vice President - Rail
                                        Manufactured Products

Robert W. Sigle                68       Vice President - Tubular Products

Linda M. Terpenning            52       Vice President - Human Resources

David L. Voltz                 45       Vice President, General Counsel and
                                        Secretary

Donald F. Vukmanic             46       Vice President - Controller

Mr. Cipicchio joined the Company in May 1997 and was elected
Vice President - Operations. Prior to joining the Company, Mr. Cipicchio was Vice President of Operations for Omsco Industries, a supplier of drill string components to the oil and gas industry.

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

Mr. Fisher was elected Vice President - Rail Procurement in
October 1997, having previously served as Vice President - Relay
Rail since October 1996. Prior to October 1996, he served in various other capacities with the Company since his employment in 1977.

Mr. Frenz has served as Senior Vice President - Rail Products since December 1996, having previously served as Senior Vice
President - Rail and Tubular Products from September, 1995, through November, 1996, Senior Vice President - Product
Management from October 1993, Vice President - Rail Products from June 1992 to September 1993 and as Vice President - Sales from August 1987 to May 1992. Mr. Frenz joined the Company in 1966.

Mr. Hart was elected Vice President in December 1997, having previously served in various other capacities with the Company since his employment in 1977.

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

Mr. Ortwein was appointed Group Vice President - Rail Manufactured Products in March 1997. Additionally, he served as Vice President - Rail Manufacturing from October 1993, President of Allegheny Rail Products, Inc. from May 1992 and as its Chief Operating Officer from January 1992. Previously, he was Midwest Steel Corporation's Vice President of Sales from January 1991 to December 1991 and its National Sales Manager from November 1989 to December 1990. Prior to joining Midwest Steel Corporation, he was a Regional Sales Manager for Bethlehem Steel Corporation from July 1986 to October 1989.

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


ITEM 11. EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Ownership of Securities by Management" and "Principal Stockholders" in the 1998 Proxy
Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under "Certain Transactions" in the 1998 Proxy Statement is incorporated herein by reference.



                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this Report:

  1. Financial Statements
     --------------------

  The following consolidated financial statements, accompanying notes and Report of Independent Auditors in the Company's Annual Report to Stockholders for 1997 have been included in Item 8 of this Report:

  Consolidated Balance Sheets at December 31, 1997 and 1996.

  Consolidated Statements of Income For the Three Years Ended
  December 31, 1997, 1996 and 1995.

  Consolidated Statements of Cash Flows For the Three Years Ended
  December 31, 1997, 1996 and 1995.

  Consolidated Statements of Stockholders' Equity for the Three
  Years Ended December 31, 1997, 1996 and 1995.

  Notes to Consolidated Financial Statements.

  Report of Independent Auditors.

2. Financial Statement Schedule
   ----------------------------

  Schedules for the Three Years Ended December 31, 1997, 1996 and 1995:

  II -  Valuation and Qualifying Accounts.

  The remaining schedules are omitted because of the absence of the conditions upon which they are required.

3. Exhibits
   --------

The exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:


      3.1 Restated Certificate of Incorporation as amended to date, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1987.

 *    3.2     Bylaws of the Registrant, as amended to date.

       4A     Rights Agreement, dated as of May 15, 1997, between
              L.B. Foster Company and	American Stock Transfer & Trust Company,
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

  *   4.1.1   First Amendment to Amended and Restated Loan
              Agreement dated January 1, 1996.

  *   4.1.2   Second Amendment to Amended and Restated Loan
              Agreement dated December 31, 1996.

  *   4.1.3   Third Amendment to Amended and Restated Loan
              Agreement dated April 9, 1997.

  *   4.1.4   Fourth Amendment to Amended and Restated Loan
              Agreement dated November 12, 1997.

     10.15    Lease between the Registrant and Amax, Inc. for
              manufacturing facility at	Parkersburg, West Virginia, dated as
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

     10.19.1 	Amendment to Lease between the Registrant and
              American Cast Iron Pipe Company for Pipe Coating Facility in Birmingham, Alabama dated April 15, 1997.

     10.33.2	 Amended and Restated 1985 Long Term Incentive Plan,
              as amended and restated February 26, 1997.  **

     10.45 Medical Reimbursement Plan, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 1992. **

  *  10.46	   Leased Vehicle Plan, as amended to date. **

     10.49	   Lease agreement between Newport Steel Corporation and
              L. B. Foster Company dated as of October 12, 1994 and filed as
              Exhibit 10.49 to Form 10-Q for the quarter ended September 30,
              1994.

  *  10.49.1  Amendment to lease between Registrant and Newport
              Steel Corporation dated March 13, 1998.

  *  10.50	   L. B. Foster Company 1998 Incentive Compensation Plan. **

     10.51	   Supplemental Executive Retirement Plan.  Filed as
              Exhibit 10.51 to Form 10-K for the year ended December 31, 1994.
              **

     19       Exhibits marked with an asterisk are filed herewith.

 *   23.7     Consent of Independent Auditors.

 *   27       Financial Date Schedule for the year ended December 31, 1997.

 *   27.1     Restated Financial Data Schedules for the years ended December
              31, 1996, December 31, 1995 and the quarter ended June 31, 1996.

     ** Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.


      (b) Reports on Form 8-K

      On June 2, 1997, the Registrant filed a Current Report on
      Form 8-K announcing that L.B. Foster Company declared a dividend distribution of stock purchase rights.

      On November 25, 1997, the Registrant filed a Current
      Report on Form 8-K announcing that L.B. Foster Company acquired the assets of Precise Manufacturing Corporation.

      On January 21, 1998, the Registrant filed an Amended Current Report on Form 8-K/A, amending the Current Report filed on Form 8-K on November 25, 1997. The Amended Current Report provides financial statements of Precise Fabricating Corporation and pro forma financial information.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             L. B. FOSTER COMPANY

March 27, 1998

                                             By /s/ Lee B. Foster II
                                             ---------------------------
                                             (Lee B. Foster II, President
                                             and Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      Name	                  Position                       Date



By: /s/ Lee B. Foster II      President, Chief Executive    March 27, 1998
------------------------      Officer and Director
    (Lee B. Foster II)

By: /s/ Roger F. Nejes	       Senior Vice President -       March 27, 1998
------------------------      Finance & Administration
    (Roger F. Nejes)          and Chief Financial Officer



By:                           Director
------------------------                                    --------------
    (John W. Puth)



By:                           Director
------------------------                                    --------------
    (William H. Rackoff)


By: /s/ Richard L. Shaw	      Director	                     March 27, 1998
-----------------------
    (Richard L. Shaw)


By: /s/Donald F. Vukmanic     Vice President Controller     March 27, 1998
-------------------------
    (Donald F. Vukmanic)


By: /s/ James W. Wilcock      Chairman of the Board	        March 27, 1998
-------------------------
    (James W. Wilcock)

                     L. B. FOSTER COMPANY AND SUBSIDIARIES
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (In Thousands)

                                     Additions
                        Balance at   Charged to                    Balance
                        Beginning    Costs and                      at End
                        of Year      Expenses   Other  Deductions   of Year
----------------------------------------------------------------------------
1997
----
Deducted from assets to
which they apply:
  Allowance for doubtful
  accounts               $ 1,803      $  199     $ -     $	534(1)   $1,468

  Provision for decline
   in market value of
   inventories           $   600      $ -        $ -     $ -        $  600

Not deducted from assets:
 Provision for special
  termination benefits   $    22      $    1     $ -     $  11(2)   $   12

 Provision for environ-
   mental compliance &
   remediation           $   242      $   61     $ -     $  19(2)   $  284



1996
----
Deducted from assets to
which they apply:
 Allowance for doubtful
  accounts               $ 1,800      $   55     $ -     $	 52(1)	  $1,803

  Provision for decline
    in market value of
    inventories          $   600      $ -        $ -     $ -        $  600

Not deducted from assets:
 Provision for special
   termination benefits  $    63      $    6     $ -     $  47(2)   $   22

 Provision for environ
   mental compliance &
   remediation           $   260      $   91     $ -     $ 109(2)   $  242


1995
----
Deducted from assets to
which they apply:
 Allowance for doubtful
  accounts               $ 1,615      $  232     $ -     $  47(1)   $1,800

  Provision for decline
    in market value of
    inventories          $   600      $ -        $ -     $ -        $  600

Not deducted from assets:
 Provision for special
   termination benefits  $    82      $   10     $ -     $  29(2)   $   63

  Provision for environ
   mental compliance &
   remediation           $   279      $   91     $ -     $ 110(2)   $  260

(1)  Notes and accounts receivable written off as uncollectible.
(2)  Payments made on amounts accrued and reversals of accruals.