Form 10-Q
period 1998-03-31
FOSTER L B CO
filed 1998-05-06
CIK 352825

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934


For Quarter Ended    March 31, 1998

Commission File Number    0-10436

                             L. B. Foster Company
            (Exact name of Registrant as specified in its charter)

               Delaware                            25-13247733
        (State of Incorporation)    (I.R.S. Employer Identification No.)


          415 Holiday Drive, Pittsburgh, Pennsylvania          15220
            (Address of principal executive offices)         (Zip Code)

                                (412) 928-3417
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X              No

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date.

    Class                                 Outstanding at April 29, 1998

Class A Common Stock, Par Value $.01           10,006,301 Shares

                  L.B. FOSTER COMPANY AND SUBSIDIARIES

                                  INDEX

PART I.  Financial Information                                   Page

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets               2

               Condensed Consolidated Statements of Income         3

               Condensed Consolidated Statements of Cash Flows     4

               Notes to Condensed Consolidated
               Financial Statements                                5

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations       8

PART II.  Other Information

    Item 1.    Legal Proceedings                                  13

    Item 6.    Exhibits and Reports on Form 8-K                   13

Signature                                                         15

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      L.B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                             March 31,   December 31,
                                               1998          1997
ASSETS
Current Assets:
 Cash and cash equivalents                  $   1,841      $  1,156
Accounts and notes receivable:
 Trade                                         43,305        45,022
 Other                                          2,705         2,564
                                            -----------    ---------
                                               46,010        47,586

Inventories                                    41,486        43,365
Current deferred tax assets                       172           123
Other current assets                              594           557
Property held for resale                        3,256         3,461
                                            -----------    ---------
 Total Current Assets                          93,359        96,248

Property, Plant & Equipment - at cost          42,090        42,134
Less Accumulated Depreciation                 (21,814)      (21,359)
                                            ----------     ---------
                                               20,276        20,775

Property Held for Resale                          615           615
Other Assets:
 Goodwill and intangibles                       4,370         4,484
 Investments                                    1,693         1,693
 Other assets                                   3,386         3,154
                                             ----------     --------
  Total Other Assets                            9,449         9,331

TOTAL ASSETS                                $ 123,699      $126,969
                                            -----------    ---------
                                            -----------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt       $   1,287      $  1,309
 Short-term borrowings                         10,500        18,111
 Accounts payable                              14,929        12,524
 Accrued payroll and employee benefits          2,557         3,008
 Other accrued liabilities                      1,655         1,219
                                            -----------    ---------
  Total Current Liabilities                    30,928        36,171

Long-Term Debt                                 19,251        17,530
Deferred Tax Liabilities                          744           554
Other Long-Term Liabilities                     1,943         2,206

Stockholders' Equity:
 Class A Common stock                             102           102
 Paid-in capital                               35,500        35,434
 Retained earnings                             36,331        35,625
 Treasury stock                                (1,100)         (653)
                                             ----------    ---------
  Total Stockholders' Equity                   70,833        70,508

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 123,699      $126,969
                                            ----------    ----------
                                            ----------    ----------

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Amounts)

                                                      Three Months
                                                          Ended
                                                        March 31,
                                                    1998         1997
                                                  ---------------------
Net Sales                                         $ 49,341     $ 54,494
                                                  ---------    ---------
Costs and Expenses:
 Cost of Goods Sold                                 42,247       48,127
 Selling and Administrative Expenses                 5,656        5,235
 Interest Expense                                      590          535
 Other (Income) Expense                               (333)         (83)
                                                   --------    ---------
                                                    48,160       53,814
                                                   --------    ---------
Income Before Income Taxes                           1,181          680

Income Tax Expense                                     475          273
                                                  ---------    --------
Net Income                                        $    706     $    407
                                                  ---------    --------
                                                  ---------    --------

Basic Earnings Per Share                          $   0.07     $   0.04
                                                  ---------    --------
                                                  ---------    --------
Diluted Earnings Per Share                        $   0.07     $   0.04
                                                  ---------    --------
                                                  ---------    --------
Average Number of Common Shares
 Outstanding-Basic                                  10,061       10,131
                                                  ---------    --------
Average Number of Common Shares
 Outstanding-Diluted                                10,233       10,214
                                                  ---------    --------
Cash Dividend per Common Share                    $            $
                                                  ---------    --------
See Notes to Condensed Consolidated Financial Statements.

                        L.B. Foster Company and Subsidiaries
                  Condensed Consolidated Statements of Cash Flows
                                  (In Thousands)

                                                             Three Months
                                                            Ended March 31,
                                                          1998          1997
                                                        --------------------
Cash Flows from Operating Activities:
 Net income                                             $  706        $  407
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Deferred income taxes                                    141           220
  Depreciation and amortization                            768           646
  Gain on sale of property, plant and equipment            (15)         (157)
Change in operating assets and liabilities:
 Accounts receivable                                     1,576         5,368
 Inventory                                               1,879        (9,737)
 Property held for resale                                  205           (31)
 Other current assets                                      (37)           (7)
 Other non-current assets                                 (233)         (195)
 Accounts payable - trade                                2,405           164
 Accrued payroll and employee benefits                    (361)       (1,363)
 Other current liabilities                                 436          (710)
 Other liabilities                                        (263)          112
                                                       --------      --------
Net Cash Provided (Used) by Operating Activities       $ 7,207       $(5,283)
                                                       --------      --------
Cash Flows from Investing Activities:
 Proceeds from sale of property, plant and equipment       320           563
 Capital expenditures on property, plant and equipment    (459)         (518)
                                                       --------      --------
Net Cash (Used) Provided by Investing Activities          (139)           45
                                                       --------      --------
Cash Flows from Financing Activities:
 (Repayments) proceeds from issuance of revolving
 credit agreement borrowings                            (7,611)        6,730
 Proceeds from Industrial Revenue Bond                   2,045
 Exercise of stock options                                  28           540
 Treasury share transactions                              (499)
 Repayments of capital leases                             (346)         (387)
                                                       --------      --------
Net Cash (Used) Provided by Financing Activities        (6,383)        6,883
                                                       --------      --------
Net Increase in Cash and Cash Equivalents                  685         1,645

Cash and Cash Equivalents at Beginning of Period         1,156         1,201
                                                       --------      -------
Cash and Cash Equivalents at End of Period             $ 1,841       $ 2,846
                                                       --------     ---------
                                                       --------     ---------
Supplemental Disclosures of Cash Flow Information:

Interest Paid                                          $   599       $   524
                                                       --------     ---------
                                                       --------     ---------
Income Taxes Paid                                      $    29       $    17
                                                       --------    ----------
                                                       --------    ----------

During 1998, no capital expenditures were financed through the issuance of capital leases, however, during 1997, the Company financed the purchase of certain capital expenditures totaling $33,500 through the issuance of capital leases.

See Notes to Condensed Consolidated Financial Statements.

                     L. B. FOSTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS
-----------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, however, actual results could differ from those estimates. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain items previously reported in specific financial statement captions were reclassified in 1997. The reclassifications had no effect on income. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


2. ACCOUNTING PRINCIPLES
------------------------
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company has had no reportable transactions under the provisions of SFAS No. 130 and the Company does not anticipate that the reporting requirements of SFAS No. 131 will have a material impact on existing disclosures.


3. ACCOUNTS RECEIVABLE
----------------------
Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 1998 and December 31, 1997 have been reduced by an allowance for doubtful accounts of $1,537,000 and $1,468,000, respectively. Bad debt expense was $69,000 and $51,000 for the three month periods ended March 31, 1998 and 1997, respectively.

4. INVENTORIES
--------------
Inventories of the Company at March 31, 1998 and December 31,
1997 are summarized as follows in thousands:

                                      March 31,         December 31,
                                         1998                1997
--------------------------------------------------------------------
Finished goods                        $ 31,665           $ 30,380
Work-in-process                          6,391              7,826
Raw materials                            6,715              8,369
--------------------------------------------------------------------
Total inventories at current costs:     44,771             46,575
(Less):
Current costs over LIFO
 stated values                         (2,685)             (2,610)
Reserve for decline in market value
 of inventories                          (600)               (600)
--------------------------------------------------------------------
                                      $ 41,486           $ 43,365
--------------------------------------------------------------------
--------------------------------------------------------------------

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


5. REVOLVING CREDIT AGREEMENT
-----------------------------
The Company maintains a $45,000,000 revolving credit agreement. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate. The interest rates are adjusted quarterly based on the fixed charge coverage ratio defined in the agreement. The ranges are prime to prime plus 0.25%, the CD rate plus 0.45% to the CD rate plus 1.125%, and the Euro-bank rate plus 0.45% to the Euro-bank rate plus 1.125%. Borrowings under the agreement, which expires July 1, 1999, are secured by accounts receivable and inventory.

The agreement includes financial covenants requiring a minimum net worth, a fixed charge coverage ratio, a leverage ratio and a current ratio. The agreement also places restrictions on dividends, investments, capital expenditures, indebtedness and sales of certain assets.



6. EARNINGS PER COMMON SHARE
----------------------------
In 1997, the Financial Accounting Standards Board issued
Statement No. 128, "Earnings Per Share" (SFAS No. 128).
Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

Basic earnings per share excludes any dilutive effects of options, warrants and certain convertible securities. Basic earnings per share are computed by dividing net income by the weighted average number of Class A Common shares outstanding during the periods ended March 31, 1998 and 1997 of approximately 10,061,000 and 10,131,000, respectively.

Diluted earnings per share uses the average market prices during the period in calculating the dilutive effect of options under the treasury stock method. Using this method, the weighted average number of Class A Common shares outstanding during the periods ended March 31, 1998 and 1997 were approximately 10,233,000 and 10,214,000, respectively.


7. COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------
The Company is subject to laws and regulations relating to the protection of the environment and the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings. In the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, competitive position, or capital expenditures of the Company.

The Company is subject to legal proceedings and claims which
arise in the ordinary course of its business.   In the opinion
of management, the amounts of ultimate liability with respect to these actions will not materially effect the financial position of the Company.

At March 31, 1998, the Company had outstanding letters of credit of approximately $2,900,000.

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

                                                     Three Months Ended
                                                          March 31,
                                                  1998                1997
----------------------------------------------------------------------------
                                                    (Dollars in thousands)
Net Sales:
  Rail Products                                  $ 27,572           $ 23,546
  Construction Products                            12,011             19,198
  Tubular Products                                  9,758             11,750
----------------------------------------------------------------------------
    Total Net Sales                                49,341             54,494
----------------------------------------------------------------------------
Gross Profit:
  Rail Products                                     3,971              2,633
  Construction Products                             2,479              2,370
  Tubular Products                                    859              1,364
  Other                                              (215)
----------------------------------------------------------------------------
    Total Gross Profit                              7,094              6,367
----------------------------------------------------------------------------
Expenses:
  Selling and Administrative Expenses               5,656              5,235
  Interest Expense                                    590                535
  Other (Income) Expense                             (333)               (83)
-----------------------------------------------------------------------------
    Total Expenses                                  5,913              5,687
-----------------------------------------------------------------------------
Income Before Income Taxes                          1,181                680
Income Tax Expense                                    475                273
-----------------------------------------------------------------------------
Net Income                                       $    706           $    407
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Gross Profit %:
  Rail Products                                       14%                11%
  Construction Products                               21%                12%
  Tubular Products                                     9%                12%
    Total Gross Profit %                              14%                12%
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Results of Operations for the Three Months Ended March 31, 1998
---------------------------------------------------------------
Net income for the 1998 first quarter was $0.7 million or $0.07 per share on net sales of $49.3 million. This compares to a 1997 first quarter net income of $0.4 million or $0.4 per share on net sales of $54.5 million.

Rail products' 1998 first quarter net sales were $27.6 million or an increase of 17% over the same period last year due primarily to higher used rail sales. Construction products' net sales declined 37% or $7.2 million from the year earlier quarter primarily due to the previously announced loss of a sheet piling supplier. Tubular products' sales declined $2.0 million or 17% from the same quarter of 1997 principally as a result of lower volume sales from the Company's Newport, Kentucky pipe coating facility and the timing of Fosterweld shipments. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total Company was 14% in the 1998 first quarter or an increase of 2% from the same period last year. Rail products' gross margin percentage in the first quarter of 1998 was 14% compared to 11% in the first quarter of 1997. This increase is attributable to a change in the mix of products sold principally in the relay rail division. The gross margin percentage for construction products climbed to 21% from 12% in the year earlier quarter as a result of increased margins on piling products. Tubular products' gross margin percentage in the first quarter of 1998 declined 3% to 9% primarily due to decreased volume at the Newport pipe coating and Fosterweld facilities.

Selling and administrative expenses increased 8% in the 1998 first quarter in comparison to the same period last year principally due to the additional expense associated with operating the Company's recent acquisitions. Interest rates increased 10% over the year earlier quarter as a result of increased borrowings to fund acquisitions. Other income included a gain of $0.2 million for the sale of a Houston, Texas property, which had been classified as property held for resale. The provision for income taxes was recorded at 40%.


Liquidity and Capital Resources
-------------------------------
The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. During the first quarter of 1998 the average turnover rate for accounts receivable was lower than the same period last year due to slower collections of certain transit and Fosterweld contracts.
The average turnover rate for inventory was higher in 1998 than in 1997, primarily in rail products. Working capital at March
31, 1998 was $62.4 million compared to $60.1 million at December 31, 1997.

Year to date, the Company had total capital expenditures of $0.5 million. In addition, the Company repurchased $0.5 million of its common stock in accordance with the Company's previously announced buy-back program. Management anticipates completing this program in 1998. Capital expenditures in 1998 are expected to be consistent with 1997 and are anticipated to be funded by cash flows from operations.

Total revolving credit agreement borrowings at March 31, 1998 were $25.5 million, or a decrease of $7.6 million from the end of the prior year. The Company borrowed $2.0 million through an industrial revenue bond to finance part of the Precise Manufacturing Corporation acquisition. Outstanding letters of credit at March 31, 1998 were $2.9 million. At March 31, 1998 the Company had $16.6 million in unused borrowing commitment. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

Other Matters
-------------
The Company owns 13% of the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad which operates over 1,100 miles of track in five states. The Company's investment in the stock is recorded in the Company's accounts at its historical cost of $1.7 million, comprised of $0.2 million of common stock and $1.5 million of the DM&E's Series B Preferred Stock and warrants. Although this investment's market value is not readily determinable, management believes that this investment disregarding the DM&E's proposed Powder River Basin project discussed below, is worth significantly more than its historical cost.

The DM&E announced in June 1997 that it plans to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of existing track (the "Project"). The DM&E has also announced that the estimated cost of this project is $1.4 billion. The Project is subject to approval by the Surface Transportation Board and the Project is scheduled to be completed within five years.

In February 1998, the DM&E filed its application with the Surface Transportation Board seeking authority to construct approximately 280 miles of new railroad line. The DM&E has indicated that this new railroad line could be available to carry Power River Basin coal within two years after regulatory approval is obtained.

Morgan Stanley & Co., Inc., has been retained by the DM&E to assist in identifying strategic partners or potential acquirers of all or a portion of the equity of the DM&E. The DM&E has stated that the DM&E could repay project debt and cover its operating costs if it captures a 5% market share in the Powder River Basin. If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E could increase dramatically.

In February of 1998, the Company entered into a letter of intent to sell its spiralweld pipe manufacturing facility located in Parkersburg, West Virginia, to Northwest Pipe Company of Portland, Oregon. The Fosterweld division generates approximately $12 million in revenues and employs approximately 50 people. Completion of the transaction is subject to due diligence and the execution of a definitive purchase agreement. The transaction is expected to close in the second quarter of 1998. Management anticipates that the proceeds from this transaction will exceed its current investment of $4 million of fixed assets and $5 million of working capital.

The Company's integrated accounting and distribution software is licensed from a national vendor. The current releases of this vendor's software is year 2000 compliant. The Company expects to install the year 2000 compliant version in 1998. Management believes that this schedule is achievable and does not anticipate any adverse impact in becoming year 2000 compliant from its licensed software or other operating equipment.

Management continues to evaluate the overall performance of certain operations. A decision to terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.

Outlook
-------
The Company has not had a domestic sheet piling supplier since March 1997. Revenues from piling products are anticipated to decline as the Company's remaining piling inventory is liquidated. The Company, however, will become Chaparral Steel's exclusive domestic distributor of steel sheet piling when Chaparral Steel's manufacturing facility, being constructed in Richmond, Virginia, begins operations in 1999.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. The Company has provided $6.8 million of working capital to this supplier in the form of loans and progress payments. If, for any reason, this supplier is unable to perform, the Company could experience a short-term negative effect on earnings and liquidity.

The Company's operations are, in part, dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, governmental actions concerning taxation, tariffs, the environment or other matters could impact the operating results of the Company. The Company is also dependent on the availability of rail cars and weld trains to ship its products. The Company has experienced delays in certain projects due to the lack of availability of rail cars. The current merger activities in the railroads have exacerbated this problem. The Company can provide no assurances that a solution to the problem will occur in the near-term. The Company's operating results may also be affected by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at March 31, 1998, was approximately $101.4 million, which includes $9.6 million from Fosterweld. The following table provides the backlog by business segment.

                                                   Backlog
----------------------------------------------------------------------------
                                    March 31,                   December 31,
                                 1998       1997                    1997
----------------------------------------------------------------------------
Rail Products                  $ 55,481   $ 33,928                 $ 51,584
Construction Products            26,270     22,048                   23,284
Tubular Products                 19,682     12,523                    3,955
----------------------------------------------------------------------------
         Total Backlog         $101,433   $ 68,499                 $ 78,823
----------------------------------------------------------------------------
----------------------------------------------------------------------------

Forward-Looking Statements
--------------------------
Statements relating to the potential value or viability of the DM&E or the Project, or management's belief as to such matters, are forward-looking statements and are subject to numerous contingencies and risk factors. The Company has based its assessment on information provided by the DM&E and has not independently verified such information. In addition to matters mentioned above, factors which can adversely affect the value of the DM&E, its ability to complete the Project or the viability of the Project include the following: labor disputes, any inability to obtain necessary environmental and government approvals for the Project in a timely fashion, an inability to obtain financing for the Project, competitor's response to the Project, market demand for coal or electricity and changes in environmental laws and regulations.

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

                             PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 7, "Commitments and Contingent Liabilities", to the
Condensed Consolidated Financial Statements.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  a) EXHIBITS
     Unless marked by an asterisk, all exhibits are incorporated by reference:

     3.1 Restated Certificate of Incorporation as amended to date, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1987.

     3.2      Bylaws of the Registrant, as amended to date, filed as Exhibit
              3.2 to Form 10-K for the year ended December 31, 1997.

     4A Rights Agreement, dated as of May 15, 1997, between L.B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attach-ed thereto, filed as Exhibit 4A to Form 8-A dated May 23, 1997.

     4.1 Amended and Restated Loan Agreement by and among the Registrant and Mellon Bank, N.A., NBD Bank, and Corestates Bank, N.A. dated as of November 1, 1995 and filed as Exhibit 4.1 to Form 10-K for the year ended December 31, 1995.

     4.1.1 First Amendment to Amended and Restated Loan Agreement dated January 1, 1996, and filed as Exhibit 4.1.1 to Form 10-K for the year ended December 31, 1997.

     4.1.2 Second Amendment to Amended and Restated Loan Agreement dated December 31, 1996, and filed as Exhibit 4.1.2 to Form 10-K for the year ended December 31, 1997.

     4.1.3 Third Amendment to Amended and Restated Loan Agreement dated April 9, 1997, and filed as Exhibit 4.1.3 to Form 10-K for the year ended December 31, 1997.

     4.1.4 Fourth Amendment to Amended and Restated Loan Agreement dated November 12, 1997, and filed as Exhibit 4.1.4 to Form 10-K for the year ended December 31, 1997.

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

    10.16.2   Amendment dated May 29, 1997 to lease between Registrant and

              Greentree Building Associates, filed as Exhibit 10.16.2 to Form 10-Q for the quarter ended June 30, 1997.

    10.19 Lease between the Registrant and American Cast Iron Pipe Company for Pipe-Coating facility in Birmingham, Alabama dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 1991.

    10.19.1 Amendment to Lease between the Registrant and American Cast Iron Pipe Company for Pipe-Coating facility in Birmingham, Alabama dated April 15, 1997, filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 1997.

    10.33.2 Amended and Restated 1985 Long Term Incentive Plan, as amended and restated February 26, 1997, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 1997. **

    10.45 Medical Reimbursement Plan, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 1992. **

    10.46 Leased Vehicle Plan, as amended to date, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 1997. **

    10.49 Lease agreement between Newport Steel Corporation and Registrant dated as of October 12, 1994 and filed as Exhibit 10.49 to Form 10-Q for the quarter ended September 30, 1994.

    10.49.1 Amendment to lease between Registrant and Newport Steel Corporation dated March 13, 1998 and filed as Exhibit 10.49.1 to Form 10-K for the year ended December 31, 1997.

    10.50     L.B. Foster Company 1998 Incentive Compensation Plan, filed as
              Exhibit 10.50 to Form 10-K for the year ended December 31, 1997.
              **

    10.51 Supplemental Executive Retirement Plan, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 1994. **

    19        Exhibits marked with an asterisk are filed herewith.

    ** Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

  b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the three month period ended March 31, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                L.B. FOSTER COMPANY
                                                    (Registrant)


Date:  May 6, 1998                            By /s/ Roger F. Nejes
                                              ---------------------
                                                  Roger F. Nejes
                                                  Sr. Vice President-
                                                  Finance and Administration
                                                  & Chief Financial Officer
                                                  (Principal Financial Officer
                                                  and Duly Authorized Officer
                                                  of Registrant)