Form 10-Q
period 1998-06-30
FOSTER L B CO
filed 1998-08-14
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended June 30, 1998

                         Commission File Number 0-10436

                              L. B. Foster Company
             (Exact name of Registrant as specified in its charter)

                Pennsylvania                    25-13247733
          (State of Incorporation) (I.R.S. Employer Identification No.)

         415 Holiday Drive, Pittsburgh, Pennsylvania      15220
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

                       Yes  X              No

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date.

    Class                                 Outstanding at August 3, 1998

Class A Common Stock, Par Value $.01            10,035,542  Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX


PART I.  Financial Information                                    Page

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets                3

               Condensed Consolidated Statements of Income          4

               Condensed Consolidated Statements of Cash Flows      5

               Notes to Condensed Consolidated
               Financial Statements                                 6

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations        9


PART II.  Other Information

    Item 1.    Legal Proceedings                                   15

    Item 4.    Results of Votes of Security Holders                15

    Item 6.    Exhibits and Reports on Form 8-K                    16

Signature                                                          18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      L.B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      June 30,     December 31,
                                                        1998          1997
                                                      ---------      ---------
                                                     (unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents .......................     $   1,120      $   1,156
 Accounts and notes receivable:
   Trade .........................................        41,824         45,022
   Other .........................................         2,995          2,564
                                                       ---------      ---------
                                                          44,819         47,586

Inventories ......................................        42,547         43,365
Current deferred tax assets ......................           474            123
Other current assets .............................           498            557
Property held for resale .........................                        3,461
                                                       ---------      ---------
 Total Current Assets ............................        89,458         96,248
                                                       ---------      ---------
Property, Plant & Equipment - at cost ............        41,596         42,134
Less Accumulated Depreciation ....................       (22,397)       (21,359)
                                                       ---------      ---------
                                                          19,199         20,775
Property Held for Resale .........................           615            615
Other Assets:
 Goodwill and intangibles ........................         4,256          4,484
 Investments .....................................         1,707          1,693
 Other assets ....................................         3,542          3,154
                                                       ---------      ---------
  Total Other Assets .............................         9,505          9,331
                                                       ---------      ---------
TOTAL ASSETS .....................................     $ 118,777      $ 126,969
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt ............     $   1,203      $   1,309
 Short-term borrowings ...........................                       18,111
 Accounts payable ................................        17,089         12,524
 Accrued payroll and employee benefits ...........         3,722          3,008
 Other accrued liabilities .......................         2,121          1,219
                                                       ---------      ---------
  Total Current Liabilities ......................        24,135         36,171
                                                       ---------      ---------
Long-Term Borrowings .............................        14,420         15,000
Other Long-Term Debt .............................         3,991          2,530
Deferred Tax Liabilities .........................         1,274            554
Other Long-Term Liabilities ......................         2,098          2,206

Stockholders' Equity:
 Class A Common stock ............................           102            102
 Paid-in capital .................................        35,432         35,434
 Retained earnings ...............................        38,272         35,625
 Treasury stock ..................................          (947)          (653)
                                                       ---------      ---------
  Total Stockholders' Equity .....................        72,859         70,508
                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......     $ 118,777      $ 126,969
                                                       =========      =========

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                   Three Months               Six Months
                                      Ended                      Ended
                                     June 30,                   June 30,
                                 1998          1997        1998          1997
                               --------     --------     --------      --------
                                                  (unaudited)

Net Sales ..................   $  58,876    $  53,716    $ 108,217    $ 108,210
                               ---------    ---------    ---------    ---------

Costs and Expenses:
 Cost of Goods Sold ........      49,953       46,189       92,200       94,316
 Selling and Administrative
   Expenses ................       6,278        5,624       11,934       10,859
 Interest Expense ..........         479          646        1,069        1,181
 Other (Income) Expense ....      (1,070)         (24)      (1,403)        (107)
                               ---------    ---------    ---------    ---------
                                  55,640       52,435      103,800      106,249
                               ---------    ---------    ---------    ---------

Income Before Income Taxes .       3,236        1,281        4,417        1,961

Income Tax Expense .........       1,295          410        1,770          683
                               ---------    ---------    ---------    ---------
Net Income .................   $   1,941    $     871    $   2,647    $   1,278
                               =========    =========    =========    =========

Basic Earnings Per Share ...   $    0.19    $    0.08    $    0.26    $    0.12
                               =========    =========    =========    =========
Diluted Earnings Per Share .   $    0.19    $    0.08    $    0.26    $    0.12
                               =========    =========    =========    =========
Cash Dividend per Common
  Share ....................   $            $            $            $
                               =========    =========    =========    =========

See Notes to Condensed Consolidated Financial Statements.

                      L.B. Foster Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                                               Six Months
                                                              Ended June 30,
                                                           1998           1997
                                                         -------        -------
                                                               (unaudited)
Cash Flows from Operating Activities:
 Net income ............................................   $  2,647    $  1,278
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Deferred income taxes ................................        369         630
  Depreciation and amortization ........................      1,534       1,333
  Gain on sale of property, plant and equipment ........     (1,218)       (188)
Change in operating assets and liabilities:
 Accounts receivable ...................................      2,767       6,574
 Inventory .............................................     (3,547)    (10,487)
 Property held for resale ..............................        205          36
 Other current assets ..................................         59          86
 Other non-current assets ..............................       (404)       (297)
 Accounts payable - trade ..............................      6,977      (4,899)
 Accrued payroll and employee benefits .................        804        (976)
 Other current liabilities .............................        902        (974)
 Other liabilities .....................................       (108)         66
                                                           --------    --------
Net Cash Provided (Used) by Operating Activities .......   $ 10,987    $ (7,818)
                                                           --------    --------

Cash Flows from Investing Activities:
 Proceeds from sale of property, plant and equipment ...        489       1,309
 Proceeds from sale of Fosterweld.......................      7,258
 Capital expenditures on property, plant and equipment .     (1,048)       (983)
 Purchase of DM&E stock ................................                 (1,500)
 Acquisition of business ...............................                 (2,500)
                                                           --------    --------
Net Cash Used by Investing Activities ..................      6,699      (3,674)
                                                           --------    --------
Cash Flows from Financing Activities:
 (Repayments) proceeds from issuance of revolving
 credit agreement borrowings ...........................    (18,691)     11,918
 Proceeds from Industrial Revenue Bond .................      2,045
 Exercise of stock options .............................        308         560
 Treasury share transactions ...........................       (694)
 Repayments of long-term debt ..........................       (690)       (734)
                                                           --------    --------
Net Cash (Used) Provided by Financing Activities .......    (17,722)     11,744
                                                           --------    --------
Net (Decrease) Increase in Cash and Cash Equivalents ...        (36)        252

Cash and Cash Equivalents at Beginning of Period .......      1,156       1,201
                                                           --------    --------
Cash and Cash Equivalents at End of Period .............   $  1,120    $  1,453
                                                           ========    ========

Supplemental Disclosures of Cash Flow Information:

Interest Paid ..........................................   $  1,176    $  1,139
                                                           ========    ========
Income Taxes Paid ......................................   $    815    $    565
                                                           ========    ========
During 1998, no capital expenditures were financed through the issuance of capital leases, however, during 1997, the Company financed the purchase of certain capital expenditures totaling $33,500 through the issuance of capital leases.

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

Financial Accounting Standards Board Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises employers' disclosures about pension and postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt this statement in 1998.

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effect of adopting this statement is presently being evaluated.



3. ACCOUNTS RECEIVABLE
----------------------

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 1998 and December 31, 1997 have been reduced by an allowance for doubtful accounts of $1,569,000 and $1,468,000, respectively. Bad debt expense was $104,000 and $132,000 for the six month periods ended June 30, 1998 and 1997, respectively.

4. INVENTORIES
--------------

Inventories of the Company at June 30, 1998 and December 31, 1997 are summarized as follows in thousands:

                                                       June 30,    December 31,
                                                         1998           1997
                                                       --------        --------
Finished goods .................................       $ 34,977        $ 30,380
Work-in-process ................................          4,046           7,826
Raw materials ..................................          6,934           8,369
                                                       --------        --------
Total inventories at current costs: ............         45,957          46,575
(Less):
Current costs over LIFO
 stated values .................................         (2,810)         (2,610)
Reserve for decline in market value
 of inventories ................................           (600)           (600)
                                                       --------        --------
                                                       $ 42,547        $ 43,365
                                                       ========        ========

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


5. REVOLVING CREDIT AGREEMENT
-----------------------------

On August 13, 1998 the Company entered into a senior secured revolving credit facility for $45,000,000 with its banks. The amended agreement replaces the November, 1995 revolving credit agreement that had a maturity date of July, 1999.

The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate. The interest rates are adjusted quarterly based on the ratio of total indebtedness to EBITDA as defined in the agreement. The ranges are prime to prime plus 0.125%, the CD rate plus 0.35% to the CD rate plus 1.375%, and the Euro-bank rate plus 0.35% to the Euro-bank rate plus 1.375%. Borrowings under the agreement, which expires July 31, 2002, are secured by accounts receivable and inventory.

The agreement includes financial covenants requiring a minimum net worth, a fixed charge coverage ratio, and a maximum ratio of total indebtedness to EBITDA.


6. OTHER (INCOME)/EXPENSE
-------------------------

Other income included a gain of $1,700,000 for the sale of the Fosterweld facility and a write-down of $900,000 for a Houston, Texas property currently under a sale agreement. For 1997, the Fosterweld Division had revenues of $12,225,000 with operating profit of $1,365,000.

7. EARNINGS PER COMMON SHARE
----------------------------

In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS No. 128). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and certain convertible securities. Diluted earnings per share uses the average market prices during the period in calculating the dilutive effect of options under the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                     Three Months Ended   Six Months Ended
                                          June 30,             June 30,
                                       ---------------    -----------------
                                      1998        1997    1998         1997
                                      =======   =======   =======   =======
Numerator:
  Numerator for basic and diluted
    net income per common share -
    net income available to common
    stockholders ..................   $ 1,941   $   871   $ 2,647   $ 1,278
                                      =======   =======   =======   =======

Denominator:
    Weighted average shares .......    10,014    10,163    10,015    10,147
                                      -------   -------   -------   -------
  Denominator for basic net income
    per common share ..............    10,014    10,163    10,015    10,147

Effect of dilutive securities:
    Employee stock options ........       216        91       217        87
                                      -------   -------   -------   -------
  Dilutive potential common shares        216        91       217        87

  Denominator for diluted net
    income per common share -
    adjusted weighted average
    shares and assumed conversions     10,230    10,254    10,232    10,234
                                      =======   =======   =======   =======

Basic net income per common share .   $  0.19   $  0.08   $  0.26   $  0.12
                                      =======   =======   =======   =======

Diluted net income per common share   $  0.19   $  0.08   $  0.26   $  0.12
                                      =======   =======   =======   =======

8. COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------

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

At June 30, 1998, the Company had outstanding letters of credit of approximately $2,902,000.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                              Three Months Ended           Six Months Ended
                                    June 30,                   June 30,
                               1998         1997          1998          1997
                               ------     ------         -------       -------
                                          (Dollars in thousands)
Net Sales:
  Rail Products ............   $  29,419    $  25,603    $  56,991    $  49,149
  Construction Products ....      13,167       13,985       25,178       33,183
  Tubular Products .........      16,264       14,128       26,022       25,878
  Other ....................          26                        26
                               ---------    ---------    ---------    ---------
    Total Net Sales ........      58,876       53,716      108,217      108,210
                               =========    =========    =========    =========
 Gross Profit:
  Rail Products ............       4,227        3,661        8,198        6,294
  Construction Products ....       2,837        2,474        5,316        4,844
  Tubular Products .........       2,070        1,484        2,929        2,848
  Other ....................        (211)         (92)        (426)         (92)
                               ---------    ---------    ---------    ---------
    Total Gross Profit .....       8,923        7,527       16,017       13,894
                               ---------    ---------    ---------    ---------
Expenses:
  Selling and Administrative
    Expenses ...............       6,278        5,624       11,934       10,859
  Interest Expense .........         479          646        1,069        1,181
  Other (Income) Expense ...      (1,070)         (24)      (1,403)        (107)
                               ---------    ---------    ---------    ---------
    Total Expenses .........       5,687        6,246       11,600       11,933
                               ---------    ---------    ---------    ---------
Income Before Income Taxes .       3,236        1,281        4,417        1,961
Income Tax Expense .........       1,295          410        1,770          683
                               ---------    ---------    ---------    ---------
Net Income .................   $   1,941    $     871    $   2,647    $   1,278
                               =========    =========    =========    =========


Gross Profit %:
  Rail Products                    14%          14%           14%         13%
  Construction Products            22%          18%           21%         15%
  Tubular Products                 13%          11%           11%         11%
    Total Gross Profit %           15%          14%           15%         13%
                                   ==           ==            ==          ==

SECOND QUARTER 1998 RESULTS OF OPERATIONS
-----------------------------------------

Net income for the 1998 second quarter was $1.9 million or $0.19 per share on net sales of $58.9 million. This compares to a 1997 second quarter net income of $0.9 million or $0.08 per share on net sales of $53.7 million.

Rail products' 1998 second quarter net sales were $29.4 million or an increase of 15% over the same period last year due primarily to higher shipments of new industrial rail and insulated joints. Construction products' net sales declined 6% from the year earlier quarter as the loss of sheet piling sales more than offset the increase in bridge and highway product sales. Tubular products' sales increased $2.1 million or 15% from the same quarter of 1997 as a result of higher volume sales of pipe and coating services. Sales of spiralweld pipe were unchanged at $3.0 million from the prior year period. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total Company was 15% in the 1998 second quarter or an increase of 1% from the same period last year. Rail products' gross margin percentage in the second quarter of 1998 and 1997 was 14%. The gross margin percentage for construction products climbed to 22% from 18% in the year earlier quarter as a result of increased margins on piling and bridge products. Tubular products' gross margin percentage in the second quarter of 1998 increased 2% from the same period last year as the better utilization of the Birmingham pipe coating facility offset a weak performance at our Newport facility.

Selling and administrative expenses increased 12% in the 1998 second quarter in comparison to the same period last year principally due to expense generated from the operations of new acquisitions and profit sharing accruals related to increased profits. Interest expense decreased 26% over the year earlier quarter because the Company was able to use the cash received from the sale of it's Fosterweld facility to pay down the revolving bank loan. Other income included a gain of $1.7 million for the sale of the Fosterweld facility and a write-down of $0.9 million for a Houston, Texas property currently under a sale agreement. The provision for income taxes was recorded at 40% versus 32% in 1997. A prior period tax adjustment reduced the 1997 provision below statutory rates.

FIRST SIX MONTHS OF 1998 RESULTS OF OPERATIONS
----------------------------------------------

Net income for the first six months of 1998 was $2.6 million or $0.26 per share on sales of $108.2 million. This compares to a net income of $1.3 million or $0.12 per share for the same period last year also on net sales of $108.2 million.

Rail products' net sales in the first half of 1998 were $57.0 million compared to $49.1 million in 1997. This 16% increase resulted from higher volume sales of new rail, relay rail and insulated joints. Construction products' net sales declined 24% to $25.2 million compared to 33.2 million in the first half of 1997 as the loss of sheet piling sales more than offset the increase in bridge and highway product sales. Net sales of tubular products for the first six months of 1998 and 1997 were the same.

The gross margin percentage for the Company during the first six months of 1998 increased to 15% from 13% in the same period last year. Rail products' gross margin percentage increased to 14% from 13% primarily due to relay rail's lower cost of sales and more favorable plant expense variances. The gross margin percentage for construction products increased to 21% from 15% as a result of high demand for a limited supply of piling products. Tubular products' gross margin percentage was 11% in both the first half of 1998 and 1997.

Selling and administrative expenses for the first six months of 1998 increased 9% from the same period of 1997. The increase was due to added expense generated from the operations of new acquisitions. Interest expense decreased 9% as the Company paid down it's revolving credit borrowings with funds received from the sale of its Fosterweld facility. The provision for income taxes is recorded at 40% versus 35% in 1997. A prior period tax adjustment reduced the 1997 provision below statutory rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. During the first half of 1998 the average turnover rate for accounts receivable was lower than the same period last year due to slower collections of certain transit contracts. The average turnover rate for inventory was higher in 1998 than in 1997, primarily in the Fabricated Products Division. Working capital at June 30, 1998 was $65.3 million compared to $60.1 million at December 31, 1997.

Year to date, the Company had total capital expenditures of $1.0 million. In addition, the Company repurchased $0.7 million of its common stock in accordance with the Company's previously announced buy-back program. Since inception of this program, the Company has repurchased 210,384 shares of the 500,000 shares authorized. Capital expenditures in 1998 are expected to be consistent with 1997 and are anticipated to be funded by cash flows from operations.

Total revolving credit agreement borrowings at June 30, 1998 were $14.4 million, or a decrease of $18.7 million from the end of the prior year. The Company borrowed $2.0 million through an industrial revenue bond to finance part of the Precise Fabricating Corporation acquisition. Outstanding letters of credit at June 30, 1998 were $2.9 million. At June 30, 1998 the Company had $27.7 million in unused borrowing commitment. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

On August 13, 1998 the Company entered into a senior secured revolving credit facility for $45,000,000 with its banks. The amended agreement replaces the November, 1995 revolving credit agreement that had a maturity date of July, 1999.

The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate. The interest rates are adjusted quarterly based on the ratio of total indebtedness to EBITDA as defined in the agreement. The ranges are prime to prime plus 0.125%, the CD rate plus 0.35% to the CD rate plus 1.375%, and the Euro-bank rate plus 0.35% to the Euro-bank rate plus 1.375%. Borrowings under the agreement, which expires July 31, 2002, are secured by accounts receivable and inventory.

The agreement includes financial covenants requiring a minimum net worth, a fixed charge coverage ratio, and a maximum ratio of total indebtedness to EBITDA.

OTHER MATTERS
-------------

The Company owns 13% of the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad which operates over 1,100 miles of track in five states. The Company's investment in the stock is recorded in the Company's accounts at its historical cost of $1.7 million, comprised of $0.2 million of common stock and $1.5 million of the DM&E's Series B Preferred Stock and warrants. Although this investment's market value is not readily determinable, management believes that this investment, without taking into account the DM&E's proposed Powder River Basin project discussed below, would be worth significantly more than its historical cost.

The DM&E announced in June 1997 that it plans to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of existing track (the "Project"). The DM&E has also announced that the estimated cost of this project is $1.4 billion. The Project is subject to approval by the Surface Transportation Board.

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

In May of 1998, with the approval of its shareholders, the Company reincorporated from Delaware to Pennsylvania. The principal reason for reincorporating the Company in Pennsylvania is to eliminate the Company's liability of approximately $50,000 per year under the Delaware franchise tax. Pennsylvania corporations that have a class of stock registered under the Securities Exchange Act of 1934 are automatically subject to certain antitakeover provisions of the Pennsylvania Business Corporation Law of 1988, as amended, unless the articles of incorporation provide that those provisions shall not apply to the corporation. The Company has opted out of those antitakeover provisions by having its articles of incorporation expressly state that they shall not apply to the corporation.

In June of 1998, the Company sold to Northwest Pipe Company of Portland, Oregon, the plant, equipment, inventory, leasehold and contract rights and miscellaneous assets related to its spiralweld pipe manufacturing facility in Wood County, West Virginia. The purchase price for the plant, buildings, equipment, leasehold and contract rights and miscellaneous assets was $5.3 million and inventory net of payables of approximately $2.0 million.

Also in June of 1998, the Company received an unsolicited offer for the sale of a Houston, Texas property. This property is currently under a sales agreement and the Company has accrued $0.9 million for the loss on the sale. Management expects this transaction to be completed in 1998.

In July of 1998, the Company announced the signing of a letter of intent to purchase the Geotechnical Division of VSL Corporation for approximately $3.0 million. The Geotechnical Division is a leading designer and supplier of mechanically-stabilized earth wall systems with its patented Retained Earth System. Management believes the closing will take place in August of 1998.

Also in July of 1998, the Company purchased the assets of Southdale Integrated Systems, of Burlington, Ontario. The Company intends to utilize these assets to enter the business of supplying signaling and communication devices primarily to railroads.

Management continues to evaluate the overall performance of certain operations. A decision to terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.

YEAR 2000 IMPACT ON COMPUTER SYSTEMS
------------------------------------

Because many existing computer programs have been programmed to use a two digit number to represent the year (e.g., "98" for "1998"), the Company has analyzed its computer software systems to ensure that they are capable of correctly identifying the year "2000" and beyond in all computer transactions. The Company understands the seriousness of this issue and its Board of Directors has requested an update of the Company's year 2000 compliance at each Board Meeting.

The  Company  completed  the  installation  of  new  integrated  accounting  and distribution software licensed from a national vendor in 1992 and has periodically installed updated releases of the software to take advantage of technological advances and improvements over prior releases in the ordinary course of business. The current releases of this vendor's software are year 2000 compliant. The Company installed the year 2000 compliant release including modifications unrelated to the year 2000 issue to suit the Company's business in May 1998. The Company expects to complete the testing of these modifications and to place these systems in production in 1998. Management believes that this schedule is achievable and does not anticipate any adverse impact in becoming year 2000 compliant. The costs associated with the installation of the year 2000 compliant release are considered by Management to be in the ordinary course of business and are not material to its financial results.

In addition, the Company has conducted a review of its production equipment and has determined that it is year 2000 compliant. The Company has also surveyed key vendors and suppliers to determine the extent of their year 2000 compliance readiness and planned action to become year 2000 compliant.

The Company has minimal direct or indirect computer data transfers with outside customers, vendors, and suppliers other than major banks, whose year 2000 compliance efforts are well underway. Based on this fact as well as internal assessments, and formal and informal communications with customers, vendors, and suppliers, the Company presently believes that the year 2000 compliance issue should not pose significant operating problems or have a material impact on the Company's consolidated financial position, results of operations or cash flow. A failure of third party vendors or suppliers to be year 2000 compliant could affect these beliefs and is not quantifiable.


OUTLOOK
-------

The Company has not had a domestic sheet piling supplier since March 1997. Revenues from piling products have declined and will continue to be at reduced levels as the Company's remaining piling inventory is liquidated. The Company, however, will become Chaparral Steel's exclusive domestic distributor of steel sheet piling when Chaparral Steel's manufacturing facility, being constructed in Richmond, Virginia, begins operations in 1999.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. The Company has provided $9.0 million of working capital to this supplier in the form of loans and progress payments. Under certain events, the Company has the right to acquire the controlling interest in this company. If, for any reason, this supplier is unable to perform, the Company could experience a short-term negative effect on earnings and liquidity.

During 1995, the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its revolving credit borrowings. The LIBOR interest rate on the $10.0 million swap agreement, which expires June 1999, is 6.142%. The Company believes that the credit and market risks associated with this agreement are not material. Any additional interest expense incurred under the agreement is accrued and paid quarterly.

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

Although backlog is not necessarily indicative of future operating results, total Company backlog at June 30, 1998, was approximately $84.1 million. The following table provides the backlog by business segment.

                                                   Backlog
                                       June 30,                December 31,
                                 1998            1997              1997
                               --------        --------          --------
Rail Products ........          $51,155          $36,099          $51,584
Construction Products            25,115           20,451           23,284
Tubular Products .....            7,834            7,519            1,660
Other ................               34
                                -------          -------          -------
          Total Backlog         $84,138          $64,069          $76,528
                                =======          =======          =======


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



                            PART II OTHER INFORMATION
                            -------------------------

Item 1. LEGAL PROCEEDINGS
-------------------------

See  Note  8,  "Commitments  and  Contingent  Liabilities",   to  the  Condensed
Consolidated Financial Statements.


Item 4. RESULTS OF VOTES OF SECURITY HOLDERS
--------------------------------------------

At the Company's annual meeting on May 14, 1998, the following individuals were elected to the Board of Directors:

                                      For                  Withheld
        Name                          Election             Authority
        ------------------------------------------------------------

        L. B. Foster II               9,337,616             133,479
        J. W. Puth                    9,346,294             124,801
        W. H. Rackoff                 9,357,144             113,951
        R. L. Shaw                    9,357,244             113,851
        J. W. Wilcock                 9,356,553             114,542

Additionally, the shareholders voted to approve Ernst & Young, LLP as the Company's independent auditors for the fiscal year ended December 31, 1998. The following table sets forth the results of the vote for independent auditors:

                                      Against
        For Approval                  Approval              Abstained
        -------------------------------------------------------------

        9,402,798                      26,021                42,276

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

  a) EXHIBITS
  -----------
     Unless marked by an asterisk, all exhibits are incorporated by reference:

     3.1 Restated Certificate of Incorporation as amended to date, filed as Appendix B to the Company's April 17, 1998 Proxy Statement.

     3.2 Bylaws of the Registrant, as amended to date, filed as Exhibit 3B to Form 8-K on May 21, 1997.

     4.0 Rights Agreement, dated as of May 15, 1997, between L.B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4A to Form 8-A dated May 23, 1997.

  *  4.0.1    Amended Rights Agreement dated as of May 14, 1998, between L. B.
              Foster Company and American Stock Transfer & Trust Company.

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

    10.20 Asset Purchase Agreement, dated June 5, 1998, by and among the Registrant and Northwest Pipe Company, filed as Exhibit 10.0 to Form 8-K on June 18, 1998.

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

  b)  Reports on Form 8-K
  -----------------------

On May 21, 1998, the Registrant filed a Current Report on Form 8-K announcing the reincorporation of the Company from Delaware to Pennsylvania effective May 14, 1998.

On June 18, 1998, the Registrant filed a Current Report on Form 8-K and an Amended Current Report on Form 8-K/A announcing that L. B. Foster Company sold its spiralweld pipe manufacturing facility to Northwest Pipe Company.

On June 24, 1998, the Registrant filed an Amended Current Report on Form 8-K/A, amending the Current Report filed on Form 8-K on June 18, 1998. The Amended Current Report provides pro forma financial information.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 L.B. FOSTER COMPANY
                                                 -------------------
                                                     (Registrant)


Date:  August 14, 1998                            By /s/ Roger F. Nejes
      ----------------                            ---------------------
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