Form 10-Q
period 1998-09-30
FOSTER L B CO
filed 1998-11-05
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    September 30, 1998

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

                       Yes  X              No

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date.

    Class                                 Outstanding at October 27, 1998
    -----                                 -------------------------------

Class A Common Stock, Par Value $.01             9,981,343 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX
                                      -----


PART I.  Financial Information                                    Page
-------  ---------------------                                    ----

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets                2

               Condensed Consolidated Statements of Income          3

               Condensed Consolidated Statements of Cash Flows      4

               Notes to Condensed Consolidated
               Financial Statements                                 5

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations        9


PART II.  Other Information

    Item 1.    Legal Proceedings                                   15

    Item 6.    Exhibits and Reports on Form 8-K                    15

Signature                                                          18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                  September 30,     December 31,
                                                       1998             1997
                                                   ----------------------------
ASSETS                                             (Unaudited)
Current Assets:
  Cash and cash equivalents ....................      $   3,493       $   1,156
                                                      ---------       ---------
  Accounts and notes receivable:
    Trade ......................................         35,262          45,022
    Other ......................................          3,288           2,564
                                                      ---------       ---------
                                                         38,550          47,586
                                                      ---------       ---------
  Inventories ..................................         40,889          43,365
                                                      ---------       ---------
  Current deferred tax assets ..................            567             123
                                                      ---------       ---------
  Other current assets .........................            696             557
                                                      ---------       ---------
  Property held for resale .....................                          3,461
                                                      ---------       ---------
    Total Current Assets .......................         84,195          96,248
                                                      ---------       ---------

Property, Plant & Equipment-At Cost ............         43,775          42,134
Less Accumulated Depreciation ..................        (22,845)        (21,359)
                                                      ---------       ---------
                                                         20,930          20,775
                                                      ---------       ---------
Property Held for Resale .......................            615             615
                                                      ---------       ---------
Other Assets:
  Goodwill and Intangibles .....................          5,960           4,484
  Investments ..................................          1,707           1,693
  Other Assets .................................          3,398           3,154
                                                      ---------       ---------
     Total Other Assets ........................         11,065           9,331
                                                      ---------       ---------

TOTAL ASSETS ...................................      $ 116,805       $ 126,969
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt .........      $   1,174       $   1,309
  Short-term borrowings ........................                         18,111
  Accounts payable .............................         18,765          12,524
  Accrued payroll and employee benefits ........          3,748           3,008
  Other accrued liabilities ....................          1,183           1,219
                                                      ---------       ---------
    Total Current Liabilities ..................         24,870          36,171
                                                      ---------       ---------

Long-Term Borrowings ...........................         11,000          15,000
                                                      ---------       ---------
Other Long-Term Debt ...........................          4,074           2,530
                                                      ---------       ---------
Deferred Tax Liabilities .......................          1,518             554
                                                      ---------       ---------
Other Long-Term Liabilities ....................          1,991           2,206
                                                      ---------       ---------

Stockholders' Equity:
  Class A Common stock .........................            102             102
  Paid-in capital ..............................         35,426          35,434
  Retained earnings ............................         38,985          35,625
  Treasury stock ...............................         (1,161)           (653)
                                                      ---------       ---------
    Total Stockholders' Equity .................         73,352          70,508
                                                      ---------       ---------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY ..........................      $ 116,805       $ 126,969
                                                      =========       =========

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)


                                   Three Months              Nine Months
                                       Ended                    Ended
                                    September 30,           September 30,
                       --------------------------------------------------------
                                  1998         1997         1998         1997
                       --------------------------------------------------------
                                                        (Unaudited)

Net Sales ................   $  50,368    $  56,935    $ 158,585    $ 165,145
Cost of Goods Sold .......      43,155       48,836      135,355      143,152
                             ---------    ---------    ---------    ---------
Gross Profit .............       7,213        8,099       23,230       21,993

   Selling and Admin-
    istrative Expenses ...       5,849        5,624       17,783       16,484
   Interest Expense ......         308          665        1,377        1,845
   Other (Income) Expense         (130)        (209)      (1,533)        (316)
                             ---------    ---------    ---------    ---------
                                 6,027        6,080       17,627       18,013
                             ---------    ---------    ---------    ---------
Income Before Income Taxes       1,186        2,019        5,603        3,980

Income Tax Expense .......         473          807        2,243        1,490
                             ---------    ---------    ---------    ---------


Net Income ...............   $     713    $   1,212    $   3,360    $   2,490
                             =========    =========    =========    =========


Basic Earnings Per
 Common Share ............       $0.07        $0.12        $0.33        $0.24
                                 =====        =====        =====        =====

Diluted Earnings
 Per Common Share                $0.07        $0.12        $0.33        $0.24
                                 =====        =====        =====        =====


Cash Dividend per
 Common Share ....               $--          $--          $--          $--
                                 =====        =====        =====        =====


See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                 Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                             1998          1997
                                                             -------------------
                                                                 (Unaudited)
Cash Flows from Operating Activities:
    Net Income ..........................................  $  3,360    $  2,490
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
    Deferred income taxes ...............................       520       1,437
    Depreciation and amortization .......................     2,197       1,943
    Gain on sale of property, plant and equipment .......    (1,271)       (113)
 Change in operating assets and liabilities:
    Accounts receivable .................................    10,499       5,373
    Inventories .........................................    (1,196)     (5,192)
    Property held for resale ............................       200         (32)
    Other current asset .................................      (128)         (9)
    Other non-current assets ............................      (494)       (317)
    Accounts payable ....................................     7,492      (5,911)
    Accrued payroll and employee benefits ...............       830        (857)
    Other current liabilities ...........................       (36)     (1,029)
    Other liabilities ...................................      (215)         64
                                                            --------    --------
  Net Cash Provided (Used) by Operating Activities ......    21,758      (2,153)
                                                            --------    --------

Cash Flows from Investing Activities:
    Proceeds from sale of property, plant and equipment .       687       1,542
    Proceeds from sale of Fosterweld ....................     7,258
    Capital expenditures on property, plant and equipment    (1,953)     (1,505)
    Purchase of DM&E stock ..............................                (1,500)
    Acquisition of business .............................    (3,774)     (2,500)
                                                            --------    --------
  Net Cash Provided (Used) by Investing Activities ......     2,218      (3,963)
                                                            --------    --------

Cash Flows from Financing Activities:
    (Repayments) proceeds from issuance of revolving
      credit agreement borrowings .......................   (22,111)      7,000
    Proceeds from industrial revenue bond ...............     2,045
    Exercise of stock options ...........................       308         540
    Treasury share transactions .........................      (909)       (513)
    Issuance (repayments) of other long-term debt .......      (972)     (1,056)
                                                            --------    --------
  Net Cash (Used) Provided by Financing Activities ......   (21,639)      5,971
                                                            --------    --------

Net (Decrease) Increase in Cash and Cash Equivalents ....     2,337        (145)

Cash and Cash Equivalents at Beginning of  Period .......     1,156       1,201
                                                            --------    --------

Cash and Cash Equivalents at End of Period ..............  $  3,493    $  1,056
                                                            ========    ========

Supplemental Disclosures of Cash Flow Information:

    Interest Paid .......................................  $  1,488    $  1,788
                                                            ========    ========

    Income Taxes Paid ...................................  $  1,578    $    585
                                                            ========    ========


During 1998 and 1997, the Company financed the purchase of certain capital expenditures totaling $336,000 and $33,500, respectively, through the issuance of capital leases.

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, however, actual results could differ from those estimates. The results of operations for these interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain items previously reported in specific financial statement captions were reclassified in 1997. The reclassifications had no effect on income. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The acquisitions of business in the third quarter of 1998 were not material to the financial statements of the Corporation.


2. ACCOUNTING PRINCIPLES

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company has had no material transactions under the provisions of SFAS No. 130 and the Company does not anticipate that the reporting
requirements   of  SFAS  No.  131  will  have  a  material  impact  on  existing disclosures.

Financial Accounting Standards Board Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises employers' disclosures about pension and postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt this statement in 1998.

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effect of adopting this statement is not expected to be material to the Company.


3. ACCOUNTS RECEIVABLE

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at September 30, 1998 and December 31, 1997 have been reduced by an allowance for doubtful accounts of $1,516,000 and $1,468,000, respectively. Bad debt expense was $34,000 and $224,000 for the nine month periods ended September 30, 1998 and 1997, respectively.

4. INVENTORIES

Inventories of the Company at September 30, 1998 and December 31, 1997 are summarized as follows in thousands:


                                                September 30,   December 31,
                                                     1998           1997
                                                    --------     --------

Finished goods ..................................   $ 32,794     $ 30,380
Work-in-process .................................      3,429        7,826
Raw materials ...................................      4,971        8,369
                                                    --------     --------

Total inventories at current costs ..............     41,194       46,575
(Less):
Current costs over LIFO
  stated values .................................     (2,610)      (2,610)
Reserve for the decline in market
  value of inventories ..........................       (600)        (600)
                                                    --------     --------
                                                    $ 37,984     $ 43,365
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

The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate. The interest rates are adjusted quarterly based on the ratio of total indebtedness to Earnings Before Income Taxes, Depreciation and Amortization (EBITDA) as defined in the agreement. The ranges are prime to prime plus 0.125%, the CD rate plus 0.35% to the CD rate plus 1.375%, and the Euro-bank rate plus 0.35% to the Euro-bank rate plus 1.375%. Borrowings under the agreement, which expires July 31, 2002, are secured by accounts receivable and inventory.

The agreement includes financial covenants requiring a minimum net worth, a fixed charge coverage ratio, and a maximum ratio of total indebtedness to EBITDA.


6. OTHER (INCOME)/EXPENSE

Other income included a gain of $1,700,000 for the sale of the Fosterweld facility, a gain of $185,000 for the sale of a Navasota, Texas facility, and a write-down of $900,000 for a Houston, Texas property currently under a sale agreement. In 1998 and 1997, the Fosterweld Division had revenues of $5,188,000 and $12,225,000 with operating profit of $702,000 and $1,365,000, respectively.


7. EARNINGS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):


                                     Three Months Ended   Nine Months Ended
                                        September 30,        September 30,
                                     -------------------  ------------------
                                         1998      1997      1998      1997
Numerator:
  Numerator for basic and diluted
    net income per common share -
    net income available to common
    stockholders ..................   $   713   $ 1,212   $ 3,360   $ 2,490
                                      =======   =======   =======   =======

Denominator:
    Weighted average shares .......    10,003    10,129    10,003    10,141

                                      -------   -------   -------   -------
  Denominator for basic net income
    per common share ..............    10,003    10,129    10,003    10,141

Effect of dilutive securities:
    Employee stock options ........       213       231       224       135
                                      -------   -------   -------   -------
  Dilutive potential common shares        213       231       224       135

  Denominator for diluted net
    income per common share -
    adjusted weighted average
    shares and assumed conversions     10,216    10,360    10,227    10,276
                                      =======   =======   =======   =======

Basic net income per common share .   $  0.07   $  0.12   $  0.33   $  0.24
                                      =======   =======   =======   =======

Diluted net income per common share   $  0.07   $  0.12   $  0.33   $  0.24
                                      =======   =======   =======   =======


8. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is subject to laws and regulations relating to the protection of the environment and the Company's efforts to comply with environmental regulations may have an adverse effect on the Company's future earnings. In the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, competitive position, or capital expenditures of the Company.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amounts of ultimate liability with respect to these actions will not materially effect the financial position of the Company. At September 30, 1998, the Company had outstanding letters of credit of approximately $2,902,000.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                                   Three Months Ended         Nine Months Ended
                                     September 30,              September 30,
                                   ===================        =================
                                   1998          1997         1998         1997
                                   ====================       =================
                                               (Dollars in thousands)
Net Sales:
       Rail Products               $26,085      $30,654        83,076    79,803
       Construction Products        13,054       11,981        38,232    45,164
*      Tubular Products             11,229       14,301        37,251    40,179
       Other                                                       26
                                   --------------------        ----------------
          Total Net Sales           50,368       56,936       158,585   165,146
                                   =====================      =================
Gross Profit:
       Rail Products                 4,229        4,038        12,427    10,332
       Construction Produc           1,604        2,569         6,920     7,413
**     Tubular Products              1,615        1,677         4,544     4,525
       Other                          (235)        (185)         (661)     (277)
                                   ---------------------       ----------------
          Total Gross Profit         7,213        8,099        23,230    21,993
                                   ---------------------       ----------------

Expenses:
       Selling and administrative
        expenses                     5,849        5,624        17,783    16,484
       Interest expense                308          665         1,377     1,845
       Other (income) expense         (130)        (209)       (1,533)     (316)
                                  ----------------------       ----------------
           Total Expens              6,027        6,080        17,627    18,013
                                  ----------------------       ----------------

Income Before Income T               1,186        2,019         5,603     3,980
Income Tax Expense                     473          807         2,243     1,490
                                  -----------------------      ----------------

Net Income                            $713       $1,212        $3,360    $2,490
                                  ========================     ================


Gross Profit %:
       Rail Products                 16.2%        13.2%         15.0%     12.9%
       Construction Products         12.3%        21.4%         18.1%     16.4%
       Tubular Products              14.4%        11.7%         12.2%     11.3%
          Total Gross Profit%        14.3%        14.2%         14.6%     13.3%
                                  ========================     ================

*      Net Sales
        Coated and Threaded Pipe   11,198       11,370         32,055    31,246
        Fosterweld                     31        2,931          5,196     8,933
                                  -------------------------    ----------------
       Total Tubular Products      11,229       14,301         37,251    40,179
                                  =========================    ================

**     Gross Profit
        Coated and Threaded Pipe    1,458        1,244          3,667     3,234
        Fosterweld                    157          433            877     1,291
                                  =========================    ================
       Total Tubular Products       1,615        1,677          4,544     4,525
                                  =========================    ================

Third Quarter 1998 Results of Operations
----------------------------------------

Net income for the 1998 third quarter was $0.7 million or $0.07 per share on net sales of $50.4 million. This compares to a 1997 third quarter net income of $1.2 million or $0.12 per share on net sales of $56.9 million.

Rail products' 1998 third quarter net sales were $26.1 million or a decrease of 15% over the same period last year. This decrease was due primarily to delays in shipments of transit products and a decrease in relay rail sales over the prior year which offset increased sales of Allegheny Rail Products. Construction products' net sales increased 9% from the year earlier quarter as a result of sales generated by the Foster Geotechnical Division acquired in August of 1998, which offset the declines in piling sales. Tubular products' sales decreased 22% from the same quarter of 1997 due to the June 1998 sale of the Company's Fosterweld Division. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total Company was 14% in the 1998 and 1997 third quarters. Rail products' gross margin percentage in the third quarter of 1998 was 16% versus 13% in the year earlier quarter primarily due to record sales and profits of Allegheny Rail Products. The gross margin percentage for construction products declined 9% from the year earlier quarter primarily due to a $0.9 million write-down of certain catenary sign structure contracts. Tubular products' gross margin percentage in the third quarter of 1998 increased 2% from the same period last year.

The Monitor Group had development expenses totaling $0.3 million including $0.1 million for amortization of intangible assets. Revenues for the quarter were negligible and below management expectations.

Selling and administrative expenses increased 4% in the 1998 third quarter in comparison to the same period last year principally due to expenses associated with the operation of the Company's recently acquired, Precise and Geotechnical Divisions. Interest expense decreased 46% over the year earlier quarter due to reduction in outstanding borrowings principally resulting from the receipt of Fosterweld sale proceeds. Other income included a gain of $0.2 million from the sale of a Navasota, Texas facility. The provision for income taxes was recorded at 40% in the third quarters of 1998 and 1997.

First Nine Months of 1998 Results of Operations
-----------------------------------------------

Net income for the first nine months of 1998 was $3.4 million or $0.33 per share on sales of $158.6 million. This compares to a net income of $2.5 million or $0.24 per share for the same period last year on net sales of $165.1 million.

Rail products' net sales in the first nine months of 1998 were $83.1 million compared to $79.8 million in 1997. This 4% increase resulted from higher volume sales of new rail and Allegheny Rail products. Construction products' net sales declined 15% to $38.2 million compared to $45.2 million in the first nine months of 1997 as the loss of sheet piling sales more than offset the increase in bridge and highway product sales. Net sales of tubular products for the first nine months of 1998 declined 7.0% from the year earlier period as a result of the sale of the Company's Fosterweld Division.

The gross margin percentage for the Company during the first nine months of 1998 increased to 15% from 13% in the same period last year. Rail products' gross margin percentage increased to 15% from 13% primarily due to relay rail's lower cost of sales from certain projects and the previously mentioned higher volume of Allegheny Rail Products' sales. The gross margin percentage for construction products increased to 18% from 16% as a result of high demand for a limited supply of piling products and the addition of the Foster Geotechnical Division. Tubular products' gross margin percentage was 12% in first nine months of 1998 compared to 11% in 1997 primarily due to higher margins on coated pipe products.

The Monitor Group had development expenses totaling $0.8 million including $0.2 million for amortization of intangible assets. Revenues for the period were negligible and below management expectations.

Selling and administrative expenses for the first nine months of 1998 increased 8% from the same period of 1997. The increase was due to added expenses associated with the operation of the Company's recently acquired Precise and Geotechnical Divisions. Interest expense decreased 25% due to reduction in outstanding borrowings principally resulting from the receipt of Fosterweld sale proceeds. The provision for income taxes is recorded at 40% versus 37% in 1997.


Liquidity and Capital Resources
-------------------------------

The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. During the first nine months of 1998 the average turnover rate for accounts receivable was lower than the same period last year due to slower collections of certain transit contracts. The average turnover rate for inventory was higher in 1998 than in 1997, primarily in new rail and Allegheny Rail products. Working capital at September 30, 1998 was $59.3 million compared to $60.1 million at December 31, 1997.

Year to date, the Company had total capital expenditures of $2.0 million. In addition, the Company repurchased $0.9 million of its common stock in accordance with the Company's previously announced program to repurchase 500,000 shares. Since inception of this program, the Company repurchased 288,744 shares at $1.5 million. Capital expenditures in 1998, excluding acquisitions, are expected to be consistent with 1997 and are anticipated to be funded by cash flows from operations.

Total revolving credit agreement borrowings at September 30, 1998 were $11.0 million, or a decrease of $22.1 million from the end of the prior year. At September 30, 1998 the Company had $31.1 million in unused borrowing commitment. The Company borrowed $2.0 million through an industrial revenue bond to finance part of the Precise Fabricating Corporation acquisition. Outstanding letters of credit at September 30, 1998 were $2.9 million. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

On August 13, 1998 the Company amended its $45,000,000 senior secured revolving credit agreement. The amended agreement replaces the November, 1995 revolving credit agreement that had a maturity date of July, 1999. This amended agreement expires July 31, 2002 and can be extended under certain conditions.

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

The DM&E announced in June 1997 that it plans to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of existing track (the "Project"). The DM&E has also announced that the estimated cost of this project is $1.4 billion. The Project is subject to approval by the Surface Transportation Board (STB).

In February 1998, the DM&E filed its application with the Surface Transportation Board seeking authority to construct approximately 280 miles of new railroad line. The DM&E has indicated that this new railroad line could be available to carry Power River Basin coal within two years after regulatory approval is obtained. The DM&E anticipates that the STB will reach a preliminary decision in December 1998. This approval would be subject to completion of the Environmental Impact Statement (EIS) and acceptable mitigation of environmental issues that may arise in the EIS.


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

In June of 1998, the Company sold to Northwest Pipe Company of Portland, Oregon, the plant, equipment, inventory, leasehold and contract rights and miscellaneous assets related to its Fosterweld pipe manufacturing facility in Wood County, West Virginia. The purchase price for the plant, buildings, equipment, leasehold and contract rights and miscellaneous assets was $5.3 million and inventory net of payables of approximately $2.0 million. Also in June of 1998, the Company agreed, subject to certain contingencies, to sell certain Houston, Texas property for approximately $3.8 million. This property is currently under a sales agreement and the Company has accrued $0.9 million for the loss on the projected sale. Management expects this transaction to be completed in the first quarter of 1999.

In July of 1998, the Company purchased, for approximately $1.5 million, assets primarily comprised of intellectual property related to the business of supplying rail signaling and communication devices.

In August of 1998, the Company purchased $1.1 million of fixed assets and patents and $1.0 million of associated working capital of the Geotechnical Division of VSL Corporation. The Geotechnical Division is a leading designer and supplier of mechanically-stabilized earth wall systems.

In September of 1998, the Company suspended production at its Newport, Kentucky pipe coating facility due to unfavorable market conditions. Management is currently evaluating the long term viability of this operation.

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

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. The Company has provided $9.0 million of working capital to this supplier in the form of loans and progress payments. If, for any reason, this supplier is unable to perform, the Company could experience a short-term negative effect on earnings.

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

Although backlog is not necessarily indicative of future operating results, total Company backlog at September 30, 1998, was approximately $87.5 million. The following table provides the backlog by business segment as adjusted for the exclusion of the Fosterweld Division.

                                       Backlog
                        ----------------------------------
                           September 30,       December 31,
                          1998       1997          1997
                        ----------------------------------
                           (Dollars in thousands)

Rail Products .......   $58,519   $38,359         $51,584
Construction Products    22,585    21,599          23,284
Tubular Products ....     6,427     6,989           3,955
  Less Fosterweld ...               2,940           2,295
                        -------   -------         -------
Tubular Products Net      6,427     4,049           1,660
                        -------   -------         -------
  Total Backlog .....   $87,531   $64,007         $76,528
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

     4.0.1    Amended  Rights  Agreement  dated as of May 14, 1998,  between L.
              B. Foster Company and American Stock Transfer & Trust Company, filed as Exhibit 4.0.1 to Form 10-Q for the quarter ended June 30, 1998.

  *  4.1      Second Amended and Restated Loan Agreement by and among the
              Registrant and Mellon Bank,  N.A.,  PNC Bank,  National
              Association,  and First Union National Bank dated as of August 13,
              1998.

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


    10.33.2 Amended and Restated 1985 Long-Term Incentive Plan, as amended and restated February 26, 1997, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 1997. **

  * 10.34     1998 Long-Term Incentive Plan for Officers and Directors.

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



    10.50     L.B.  Foster Company 1998 Incentive  Compensation  Plan,  filed as
              Exhibit 10.50 to Form 10-K for the year ended December 31, 1997.
              **

    10.51 Supplemental Executive Retirement Plan, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 1994. **

    19        Exhibits marked with an asterisk are filed herewith.

 *  27        Financial Data Schedule as of September 30, 1998.

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





                                                L.B. FOSTER COMPANY
                                                -------------------
                                                    (Registrant)


Date: November 5, 1998                            By /s/ Roger F. Nejes
----------------------                            ---------------------
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