Form 10-K
period 1998-12-31
FOSTER L B CO
filed 1999-03-30
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

     (Mark  One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITES EXCHANGE ACT OF 1934 (No Fee Required)

  For the  Fiscal  Year Ended December 31, 1998

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee  Required)

For the  Transition  Period from  __________  to __________

Commission File Number 0-10436
                              L. B. FOSTER COMPANY
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                  25-1324733
          (State of Incorporation) (I.R.S. Employer Identification No.)

           415 Holiday Drive, Pittsburgh, Pennsylvania     15220
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

The aggregate market value on March 18, 1998 of the voting stock held by nonaffiliates of the Company was $45,422,431.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

             Class                           Outstanding at March 18, 1999
 Common Stock, Par Value $.01                      9,839,404 Shares

Documents Incorporated by Reference:
  Portions of the Proxy Statement prepared for the 1998 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part
III.

                                     Part I


ITEM 1. BUSINESS

Summary Description of Businesses


L. B. Foster Company is engaged in the manufacture, fabrication and distribution of rail and trackwork, piling, highway products, earth wall systems, tubular products, and portable mass spectrometers. As used herein, "Foster" or the "Company" means L. B. Foster Company and its divisions and subsidiaries, unless the context otherwise requires.

For rail markets, Foster provides a full line of new and used rail, trackwork, and accessories to railroads, mines and industry. The Company also designs and produces insulated rail joints, power rail, track fasteners, catenary systems, coverboards, signaling and communication devices, and special accessories for mass transit and other rail systems, worldwide.

For the construction industry, the Company sells and rents steel sheet piling and H-bearing pile for foundation and earth retention requirements. In addition, Foster supplies bridge decking, expansion joints, overhead sign structures, mechanically stabilized earth wall systems and other products for highway construction and repair.

For tubular markets, the Company supplies pipe and pipe coatings for pipelines and utilities. The Company produces pipe-related products for special markets, including water wells and irrigation.

The Company classifies its activities into four business segments: rail products, construction products, tubular products, the Monitor Group, and other. Financial information concerning the segments is set forth in Note 19 to the financial statements included in the Company's Annual Report to Stockholders for 1998. The following table shows for the last three fiscal years the net sales generated by each of the current business segments as a percentage of total net sales.


                                       Percentage of Net Sales
                                       -----------------------

                                    1998        1997          1996
                                    ----        ----          ----

      Rail Products                  55%         51%           46%
      Construction Products          24%         25%           32%
      Tubular Products               21%         24%           22%
      Monitor Group                   0%          0%            0%
      Other                           0%          0%            0%
                                      -           -             -
                                    100%        100%          100%
                                    ===         ===           ===

RAIL PRODUCTS

L. B. Foster Company's rail products include heavy and light rail, relay rail, insulated rail joints, rail accessories, transit products and signaling and communication devices. The Company is a major rail products supplier to industrial plants, contractors, railroads, mines and mass transit systems.

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

The Company's Transit Products division supplies power rail, direct fixation fastener, coverboards and special accessories primarily for mass transit systems. Most of these products are manufactured by subcontractors and are usually sold by sealed bid to transit authorities or to rail contractors, worldwide.

The Company's Mining division sells new and used rail, rail accessories, trackwork from the Pomeroy, Ohio plant and iron clad ties from the Watson-Haas Lumber Division in St. Mary's, West Virginia. The Pomeroy, Ohio plant also produces trackwork for industrial and export markets.

The  Company's  Rail  Technologies   subsidiary   supplies  rail  signaling  and
communication devices to North American railroads.

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

Other construction products consist of fabricated highway products. Fabricated highway products consist principally of bridge decking, aluminum bridge rail, overhead sign structures and other bridge products, which are fabricated by the Company, as well as mechanically stabilized earth wall systems. The major purchasers of these products are contractors for state, municipal and other governmental projects.

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


MONITOR GROUP

The Company's Monitor Group designs, develops, assembles and sells portable mass spectrometers. Mass spectrometers are used to measure gas compositions and concentrations for various applications, including monitoring air quality for the mining industry and serving as a process monitor and diagnostic tool in chemical manufacturing industries.


MARKETING AND COMPETITION

L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States through a national sales force of 46 salespeople. The Company maintains 15 sales offices and 15 plants or warehouses nationwide. During 1998, approximately 4% of the Company's total sales were for export.

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

The Company's purchases from foreign suppliers are subject to the usual risks associated with changes in international conditions and to United States laws which could impose import restrictions on selected classes of products and antidumping duties if products are sold in the United States below certain prices.

BACKLOG

The dollar amount of firm, unfilled customer orders at December 31, 1998 and 1997 by segment follows:

(in thousands)                          December 31, 1998     December 31, 1997
--------------------------------------------------------------------------------
Rail Products                               $  62,481            $  51,584
Construction Products                          42,542               23,284
Tubular Products excluding Fosterweld           3,541                1,660
Fosterweld                                                           2,295
Monitor Group
--------------------------------------------------------------------------------
                                            $ 108,564            $  78,823
================================================================================

Approximately 95% of the December 31, 1998 backlog is expected to be shipped in 1999.

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

EMPLOYEES AND EMPLOYEE RELATIONS

The Company has 529 employees, of whom 262 are hourly production workers and 267 are salaried employees. Approximately 80 of the hourly paid employees are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

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

ITEM 2. PROPERTIES

The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company's business using the properties, are set forth in the following table:


                                                      Business          Lease
Location                 Function            Acres    Segment          Expires
--------------------------------------------------------------------------------
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
Pennsylvania             quarters.

Georgetown,              Bridge component      11      Construction      Owned
Massachusetts            fabricating plant




Including the properties listed above, the Company has 15 sales offices and 15 warehouse, plant and yard facilities located throughout the country. The Company's facilities are in good condition and the Company believes that its production facilities are adequate for its present and foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     Part II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

STOCK MARKET INFORMATION
The Company had 882 common shareholders of record on January 29, 1999. Common stock prices are quoted daily through the National Association of Security Dealers, Inc. in its over-the-counter NASDAQ quotation service (Symbol FSTR). The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:

                      1998                              1997
--------------------------------------------------------------------------------
Quarter        High          Low                High            Low
--------------------------------------------------------------------------------
First        $ 5  5/8     $ 4  3/8            $ 4  1/8       $ 3  11/16
--------------------------------------------------------------------------------
Second         5  9/16      5                   5              3   1/4
--------------------------------------------------------------------------------
Third          5  7/8       4  3/8              5  7/8         4   1/2
--------------------------------------------------------------------------------
Fourth         6  5/8       3  3/4              6              4   7/8
================================================================================

Dividends

No cash dividends were paid on the Company's Common stock during 1998 and 1997.

================================================================================

ITEM 6.  SELECTED FINANCIAL DATA
(All amounts are in thousands except per share data)


                                    Year Ended December 31,
INCOME STATEMENT DATA      1998 (1)       1997       1996    1995 (2)      1994
--------------------------------------------------------------------------------
Net sales                 $219,475    $220,343   $243,071   $264,985   $234,262
--------------------------------------------------------------------------------
Operating profit             7,313       7,164      8,195      6,769      6,184
--------------------------------------------------------------------------------
Income before cumulative
 effect of change
 in accounting principle     4,377       3,287      3,858      5,043      5,440
--------------------------------------------------------------------------------
Net income                   4,377       3,287      3,858      4,824      5,440
--------------------------------------------------------------------------------
Basic earnings per
 common share before
 cumulative effect of
 change in accounting
 principle                    0.44       0.32        0.39       0.51       0.55
--------------------------------------------------------------------------------
Basic earnings per
 common share                 0.44       0.32        0.39       0.49       0.55
--------------------------------------------------------------------------------
Diluted earnings per
 common share before
 cumulative effect of
 change in accounting
 principle                    0.43       0.32        0.38       0.50       0.55
--------------------------------------------------------------------------------
Diluted earnings per
 common share                 0.43       0.32        0.38       0.48       0.55
================================================================================

                                         December 31,
BALANCE SHEET DATA
                              1998       1997        1996       1995       1994
--------------------------------------------------------------------------------
Total assets              $119,434   $126,969    $123,004   $124,423   $122,585
--------------------------------------------------------------------------------
Working capital             54,891     60,096      62,675     57,859     52,519
--------------------------------------------------------------------------------
Long-term debt              13,829     17,530      21,816     25,034     22,377
--------------------------------------------------------------------------------
Stockholders' equity        73,494     70,527      67,181     63,173     58,319
================================================================================

(1) In 1998, the Company recognized a gain on the sale of the Fosterweld division of the tubular segment of approximately $1,700,000, a write down of approximately $900,000 on a property subject to a sale negotiation, and a provision for losses of approximately $900,000 relating to certain sign structure contracts in the construction segment.

(2) Effective January 1, 1995, the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The effect of the adoption was to decrease net income by $219,000 or $0.02 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars  in thousands)
                           Three Months Ended           Twelve Months Ended
                              December 31,                  December 31,
                            1998        1997         1998       1997       1996
--------------------------------------------------------------------------------
Net Sales:
 Rail Products          $ 38,322    $ 32,882     $121,271   $112,712   $111,750
 Construction Products    13,697      10,745       51,870     55,923     77,933
 Tubular Products          8,850      11,570       46,044     51,762     53,323
 Monitor Group                                         26
 Other                        21           1          264        (54)        65
--------------------------------------------------------------------------------
  Total Net Sales       $ 60,890    $ 55,198     $219,475   $220,343   $243,071
================================================================================
Gross Profit:
 Rail Products          $  5,913    $  4,450     $ 18,675   $ 15,025   $ 15,551
 Construction Products     2,384       2,132        9,440      9,608     10,234
 Tubular Products          1,009       1,156        5,675      5,661      5,069
 Monitor Group              (297)       (288)        (958)      (565)
 Other                        14        (366)        (579)      (652)       106
--------------------------------------------------------------------------------
  Total Gross Profit       9,023       7,084       32,253     29,077     30,960
--------------------------------------------------------------------------------
Expenses:
 Selling and Admin-
  istrative Expenses       7,157       5,431       24,940     21,913     22,765
 Interest Expense            254         650        1,631      2,495      2,365
 Other (Income) Expense     (198)       (161)      (1,731)      (475)      (600)
--------------------------------------------------------------------------------
  Total Expenses           7,213       5,920       24,840     23,933     24,530
--------------------------------------------------------------------------------
Income Before Income
 Taxes                     1,810       1,164        7,413      5,144      6,430
Income Tax Expense           793         367        3,036      1,857      2,572
--------------------------------------------------------------------------------
Net Income              $  1,017     $   797     $  4,377   $  3,287   $  3,858
================================================================================
Gross Profit %:
 Rail Products              15.4%      13.5%        15.4%       13.3%      13.9%
 Construction Products      17.4%      19.8%        18.2%       17.2%      13.1%
 Tubular Products           11.4%      10.0%        12.3%       10.9%       9.5%
 Monitor Group                N/A        N/A          N/A         N/A        N/A
 Other                        N/A        N/A          N/A         N/A        N/A
Total Gross Profit %        14.8%      12.8%        14.7%       13.2%      12.7%
================================================================================

FOURTH QUARTER OF 1998 VS. FOURTH QUARTER  OF 1997

The net income for the current quarter was $1.0 million or $0.11 basic earnings per share. This compares to a 1997 fourth quarter net income of $0.8 million or $0.08 basic earnings per share. Net sales in 1998 were $60.9 million or 10% higher than the comparable quarter last year.

Rail products' net sales of $38.3 million increased 17% from the 1997 fourth quarter, primarily due to higher sales volume in project sales primarily to transit systems. Construction products' net sales in the 1998 fourth quarter increased 27% from the year earlier quarter. This increase was the result of sales generated by the Foster Geotechnical Division acquired in August of 1998 and the sale of piling products other than sheet piling. Tubular products' net sales declined 24% over last year's fourth quarter which reflects the June 1998 sale of the Company's Fosterweld division. Changes in net sales are primarily the result of changes in volume rather than changes in pricing.

The gross margin percentage for the total Company increased to 15% in the 1998 fourth quarter compared to 13% from the same period last year. The gross margin percentage for the rail products segment increased to 15% from 14% primarily due to a shift to higher margin products. Construction products' gross margin percentage declined to 17% from 20% due to a shift in mix resulting from the diminishing supply of sheet piling and an increase in the sale of other piling products. The gross margin percentage for tubular products increased to 11% from 10% in the fourth quarter of 1998 which reflects the suspension of production of lower margin coating operations at the Newport facility.

The Monitor Group had costs and expenses totaling $0.3 million in the fourth quarter of 1998 compared to $0.4 million in the same period of 1997 and no revenues in the fourth quarter of 1998 or 1997.

Selling and administrative expenses increased 32% from the same period last year principally due to expenses associated with recent acquisitions. Interest expense decreased 61% over the year earlier quarter due to a reduction in outstanding borrowings, principally resulting from the receipt of Fosterweld sale proceeds. The income tax provision for the fourth quarter of 1998 was recorded at 44% compared to 32% in the same period last year due primarily to the effect of adjustments to prior year tax liabilities. See Note 12 for more information regarding income taxes.



The Year 1998 Compared to the Year 1997

Net income for 1998 was $4.4 million or $0.44 basic earnings per share on net sales of $219.5 million. This compares to a net income of $3.3 million or $0.32 basic earnings per share for 1997 on net sales of $220.3 million.

Rail products' 1998 net sales were $121.3 million compared to $112.7 million in 1997. This 8% increase resulted primarily from higher sales volume of project sales primarily to transit systems. Construction products' net sales declined 7% to $51.9 million compared to $55.9 million in 1997, as the loss of sheet piling sales more than offset increased volume brought about by an entire years' sales of the Precise fabricating division. Net sales of tubular products declined 11% in 1998 as a result of the sale of the Company's Fosterweld division.

The gross margin percentage for the Company in 1998 increased to 15% from 13% in 1997. Rail products' gross margin percentage increased to 15% from 13% primarily due to higher gross margin on certain relay rail and transit projects. The gross profit percentage for construction products increased to 18% from 17% last year as a result of high demand for a limited supply of sheet piling products and the addition of the Foster Geotechnical division which offset losses associated with certain catenary fabrication contracts. Tubular products' gross margin percentage increased to 12% in 1998 from 11% in 1997 primarily due to higher margins on coated pipe products and the effect of the suspension of operations of the Newport facility.

The Monitor Group had costs and expenses totaling $1.2 million in 1998 and $0.7 million in 1997 including $0.2 million in both 1998 and 1997 for the amortization of intangible assets. Revenues for 1998 were negligible and below management expectations and there were no revenues in 1997.

Selling and administrative expenses for 1998 were 14% higher than in 1997. The increase was primarily due to added expenses associated with the operation of the Company's recently acquired Precise and Geotechnical divisions and increased incentive related compensation associated with increased corporate profits. Interest expense decreased 35% due to a reduction in outstanding borrowings, principally resulting from the receipt of Fosterweld sale proceeds. Other income in 1998 included the $1.7 million gain on the sale of the Fosterweld division, the $0.9 million write down of the recorded land value at the Langfield, Texas facility, and gains on sales of other assets totaling $0.6 million. The provision for income taxes in 1998 is recorded at 41% versus 36% in 1997. The increase in the effective tax rate from 1997 is due primarily to the effect of adjustments to prior year tax liabilities. See Note 12 to the consolidated financial statements for more information regarding income taxes.


The Year 1997 Compared to the Year 1996

The net income for 1997 was $3.3 million or $0.32 basic earnings per share. This compares to 1996 net income of $3.9 million or $0.39 basic earnings per share.

Rail products' 1997 sales were unchanged from 1996. Construction products' net sales decreased 28% in 1997 due primarily to the loss of the Company's sheet piling supplier. Sales of tubular products declined 3% as a result of lower coated pipe and Fosterweld spiralweld pipe sales. Changes in net sales are primarily the result of changes in volume rather than changes in pricing.

The gross profit margin percentage for the Company remained at 13% in 1997. Rail products' gross margin percentage in 1997 declined slightly to 13% from 14% in 1996. This decline was the result of increased competition in industrial and mining trackwork and transit products. The gross margin percentage for construction products in 1997 increased to 17% from 13% in 1996 as a result of a limited supply of sheet piling due to the Company's primary supplier ceasing operations in March of 1997. Tubular products' gross margin percentage increased to 11% in 1997 as a result of increased prices and improved productivity for coating products.

The Monitor Group, acquired in May 1997, had costs and expenses totaling $0.7 million and no revenues in 1997.

In 1997, selling and administrative expense declined 4% principally because of a decline in incentive related compensation expenses. Interest expense increased 5% due to higher borrowings related to the acquisitions of the assets of

the Monitor Group, Precise Fabricating Corporation, and Watson-Haas Lumber Company. The effective income tax rate declined to 36% from 40% due primarily to the effect of favorable adjustments to prior year tax liabilities.


Liquidity and Capital Resources

The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. During 1998, the average turnover rate for accounts receivable was higher than in 1997 due to an increase in collection rate for piling and certain rail products. The average turnover rate for inventory was higher in 1998 than in 1997 primarily in new and relay rail. Working capital at December 31, 1998 was $54.9 million compared to $60.1 million in 1997.

During 1998, the Company had capital expenditures of $2.8 million. In addition, the Company repurchased $1.8 million of its common stock in accordance with the Company's previously announced program to repurchase up to 500,000 shares. Since inception of this program, through December 31, 1998, the Company repurchased 436,489 shares at $2.3 million. During the first quarter of 1999, the Company completed this program for a total of $2.8 million. The Company has announced another program to purchase an additional 1.0 million shares. Capital expenditures in 1999, excluding acquisitions, are expected to increase approximately $1.5 million over 1998 due to the planned creation of a piling storage yard near the Chaparral plant currently being built in Virginia. Capital expenditures are anticipated to be funded by cash flows from operations.

Total revolving credit agreement borrowings at December 31, 1998, were $12.3 million or a decrease of $20.8 million from the end of the prior year. At December 31, 1998, the Company had $30.0 million in unused borrowing commitment. The Company borrowed $2.0 million through an industrial revenue bond to finance part of the Precise Fabricating Corporation acquisition. Outstanding letters of credit at December 31, 1998, were $2.7 million. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

On August 13, 1998, the Company amended its $45,000,000 senior secured revolving credit agreement. The amended agreement replaced the November 1995 revolving credit agreement that had a maturity date of July 1999. This amended agreement expires August 13, 2002 and can be extended at the mutual consent of the Company and its lenders. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate. The interest rates are adjusted quarterly based on the ratio of total indebtedness to earnings before income taxes, depreciation and amortization ("EBITDA") as defined in the agreement. The ranges are prime to prime plus 0.125%, the CD rate plus 0.35% to the CD rate plus 1.375%, and the Euro-bank rate plus 0.35% to the Euro-bank rate plus 1.375%. Borrowings under the agreement are secured by accounts receivable and inventory.The agreement includes financial convenants requiring a minimum net worth, a fixed charge coverage ratio, and a maximum ratio of total indebtedness to EBITDA.


Dakota, Minnesota and Eastern Railroad

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately-held, regional railroad which operates over 1,100 miles of track in five states. At December 31, 1998, the Company's investment in the stock was recorded in the Company's accounts at its historical cost of $1.7 million, comprised of, $0.2 million of common stock and $1.5 million of the DM&E's Series B Preferred Stock and warrants. On January 13, 1999, the Company increased its investment in the DM&E by acquiring $6.0 million of DM&E Series C Preferred Stock and warrants. On a fully diluted basis, the Company owns approximately 16% of the DM&E's common stock. Although the market value of the DM&E is not readily determinable, management believes that this investment, regardless of the DM&E's Powder River Basin project, is worth significantly more than its historical cost.

The DM&E announced in June 1997 that it plans to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the "Project"). The DM&E also has announced that the estimated cost of this project is $1.4 billion. The Project is subject to approval by the Surface Transportation Board ("STB"). Morgan Stanley & Co., Inc. has been retained by the DM&E to assist in identifying strategic partners or potential acquirers of all or a portion of the equity of the DM&E.

In December 1998, the STB made a finding that the DM&E had satisfied the transportation aspects of applicable regulations. The STB still must address the extent and nature of the project's environmental impact and whether such impact can be adequately mitigated. New construction on this project may not begin until the STB reaches a final decision.

The DM&E has stated that the DM&E could repay project debt and cover its operating costs if it captures a 5% market share in the Powder River Basin. If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E could increase dramatically.


Other Matters

In May 1997, the Company acquired the assets of the Monitor Group for $2.5 million, of which $2.2 million was allocated to intangible assets. In addition, the Company has funded operating and development expenses totaling $1.9 million at December 31, 1998 including $0.4 million for amortization of intangibles. Results to date have been well below management expectations. A comprehensive review of Monitor Group's progress is currently underway. Management believes that the ultimate outcome of the review will not materially affect the financial position or cash flows of the Company although the outcome could be material to the reported results of operations for the period in which it occurs.

In May 1998, with the approval of its shareholders, the Company reincorporated from Delaware to Pennsylvania. The principal reason for reincorporating the Company in Pennsylvania was to eliminate the Company's liability for Delaware franchise tax. Pennsylvania corporations that have a class of stock registered under the Securities Exchange Act of 1934 are automatically subject to certain anti-takeover provisions of the Pennsylvania Business Corporation Law of 1988, as amended, unless the articles of incorporation provide that those provisions shall not apply to the corporation. The Company has opted out of those anti-takeover provisions by having its articles of incorporation expressly state that they shall not apply to the corporation.

In June 1998, the Company sold to Northwest Pipe Company of Portland, Oregon, the plant, equipment, inventory, leasehold and contract rights and miscellaneous assets related to its Fosterweld division for a gain of $1.7 million. The purchase price for the plant, buildings, equipment, leasehold and contract rights and miscellaneous assets was $5.3 million and inventory net of payables of approximately $2.0 million.

Also in June 1998, the Company agreed, subject to certain contingencies, to sell certain Houston, Texas property for approximately $3.8 million. In anticipation of this sale, the Company accrued $0.9 million for the loss. Although the original sales agreement has terminated, negotiations are continuing for sale of a portion of this 127 acre site.

In July 1998, the Company purchased, for approximately $1.7 million, assets primarily comprised of intellectual property related to the business of supplying rail signaling and communication devices.

In August 1998, the Company purchased $2.0 million of assets and $0.1 million of intangibles of the Geotechnical Division of VSL Corporation. The Geotechnical
Division is a leading designer and supplier of mechanically-stabilized earth wall systems.

In September 1998, the Company suspended production at its Newport, Kentucky pipe coating facility due to unfavorable market conditions. Management is currently evaluating the long term viability of this operation. Management options include resumption of operations, relocation, or sale of the assets. The net book value of the Newport facility coating assets at December 31, 1998 was $1.5 million. Management continues to evaluate the overall performance of its operations. A decision to terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.

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

The Company installed integrated accounting and distribution software licensed from a national vendor in 1992 and has periodically installed updated releases of the software to take advantage of technological advances and improvements over prior releases in the ordinary course of business. The current releases of this vendor's software are year 2000 compliant. The Company installed the year 2000 compliant release including modifications unrelated to the year 2000 issue to suit the Company's business in May 1998. The Company completed the testing of these modifications and placed these systems in production in January 1999. Management does not anticipate any adverse impact on becoming year 2000 compliant. The costs associated with the installation of the year 2000 compliant release are considered by management to be in the ordinary course of business and are not material to its financial results.

In addition, the Company has conducted a review of its production equipment and has determined that it is year 2000 compliant. The Company has also surveyed key vendors and suppliers to determine the extent of their year 2000 compliance readiness and planned action to become year 2000 compliant.

The Company has minimal direct or indirect computer data transfer with outside customers, vendors and suppliers other than major banks, whose year 2000 compliance efforts are well underway. Based on this fact, as well as internal assessments, and formal and informal communications with customers, vendors and suppliers, the Company presently believes that the year 2000 compliance issue should not have an adverse impact on the Company's financial position, results of operation or cash flow. A failure of third party vendors or suppliers to be year 2000 compliant could affect these beliefs and is not quantifiable.

The most reasonably likely worse case scenario of failure by the Company or its suppliers or customers to resolve year 2000 problems would be a temporary inability on the part of the Company to timely process orders and to deliver finished products to customers. Delays in meeting customers' orders would affect the timing of billings to and payments received from customers in respect of orders and could result in other liabilities. Customers' year 2000 problems could also delay the timing of payments to the Company for orders.

Outlook

The Company has not had a domestic sheet piling supplier since March, 1997. Revenues from piling products have declined and will continue to be at reduced levels as the Company's remaining piling inventory is liquidated. The Company, however, will become Chaparral Steel's exclusive North American distributor of steel sheet piling and "H" bearing pile when Chaparral's new Richmond, Virginia facility begins operations. This mill will produce structural shape beams, sheet piling, "H" pile sections and other structural shapes and beams. It is

anticipated that this new facility will commence operations in May 1999, with piling production anticipated during the second half of 1999.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. The Company has provided $9.5 million of working capital to this supplier in the form of loans and progress payments. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings.

The Company is also dependent on the availability of specially designed weld trains to ship certain products. The Company has experienced delays in certain projects due to the lack of availability of weld trains. The Company can provide no assurances that a solution to the problem will occur in the near-term.

A substantial portion of the Company's operations are heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, governmental actions concerning taxation, tariffs, the environment or other matters could impact the operating results of the Company. The Company's operating results may also be affected by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 1998, was approximately $108.6 million. The following table provides the backlog by business segment.

(Dollars in thousands)                  December 31,
                                    1998       1997       1996
--------------------------------------------------------------------------------
Backlog:
   Rail Products                $ 62,481   $ 51,584   $ 36,100
   Construction Products          42,542     23,284     28,080
   Tubular Products
     excluding Fosterweld          3,541      1,660      6,426
   Fosterweld                                 2,295      4,902
   Monitor Group                       0          0        -
--------------------------------------------------------------------------------
Total Backlog                   $108,564   $ 78,823   $ 75,508
================================================================================

Market Risk and Risk Management Policies

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does not hedge the cash flows of the operations of its foreign subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction.

At year end, no foreign currency forward contracts were outstanding.

The Company is also  exposed to changes in  interest  rates  primarily  from its
long-term  debt   arrangements.   The  Company  uses  interest  rate  derivative
instruments to manage exposure to interest rate changes.

The Company has entered into interest rate swap agreements as the fixed rate payor to reduce the impact of changes in interest rates on a portion of its revolving borrowings. At December 31, 1998, these swap agreements had a notional value of $18,000,000, consisting of $8,000,000 at 5.48%, expiring in January 2001, and $10,000,000, at 6.14%, expiring in June 1999. The swap agreements' floating rates are based on LIBOR. Any amounts paid or received under the agreements are recognized as adjustments to interest expense. Neither the fair market value of the agreements nor the interest expense adjustments associated with the agreements has been material.

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


/s/Roger F. Nejes
Roger F. Nejes
Senior Vice President
Finance and Administration
Chief Financial Officer


/s/Linda K. Patterson
Linda K. Patterson
Controller

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

ASSETS (In thousands)                               1998              1997
--------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and
cash equivalents                                $    874          $  1,156
Accounts receivable                               47,311            47,586
Inventories                                       36,418            43,365
Current deferred tax assets                                            123
Other current assets                                 614               557
Property held for resale                                             3,461
--------------------------------------------------------------------------------
Total Current Assets                              85,217            96,248
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT -
at cost                                           20,445            20,775
--------------------------------------------------------------------------------
PROPERTY HELD FOR RESALE                             615               615
--------------------------------------------------------------------------------
OTHER ASSETS :
Goodwill and intangibles                           5,666             4,484
Investments                                        1,693             1,693
Other assets                                       5,798             3,154
--------------------------------------------------------------------------------
Total Other Assets                                13,157             9,331
--------------------------------------------------------------------------------
TOTAL ASSETS                                   $ 119,434         $ 126,969
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (In thousands, except share data)
--------------------------------------------------------------------------------
CURRENT LIABILITIES:
Short-term borrowings                          $   2,275         $  18,111
Current maturities of long-term debt               1,098             1,309
Accounts payable - trade                          19,667            12,524
Accrued payroll and employee benefits              4,498             3,008
Current deferred tax liabilities                     334
Other accrued liabilities                          2,454             1,200
--------------------------------------------------------------------------------
Total Current Liabilities                         30,326            36,152
--------------------------------------------------------------------------------
LONG-TERM DEBT                                    13,829            17,530
--------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES                             678               554
--------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES                        1,107             2,206
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 16)
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock, issued 10,228,739 shares
  in 1998 and in 1997                                102               102
Paid-in capital                                   35,431            35,434
Retained earnings                                 40,002            35,625
Treasury stock - at cost, Common stock,
  378,233 shares in 1998 and 161,501
  shares in 1997                                  (2,046)             (653)
Accumulated other comprehensive income                 5                19
--------------------------------------------------------------------------------
Total Stockholders' Equity                        73,494            70,527
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 119,434         $ 126,969
================================================================================
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED
DECEMBER 31, 1998


(In thousands, except per share data)      1998           1997            1996
--------------------------------------------------------------------------------
NET SALES                             $ 219,475     $  220,343      $  243,071
--------------------------------------------------------------------------------
COSTS AND EXPENSES:
Cost of goods sold                      187,222        191,266         212,111
Selling and admin-
  istrative expenses                     24,940         21,913          22,765
Interest expense                          1,631          2,495           2,365
Other income                             (1,731)          (475)           (600)
--------------------------------------------------------------------------------
                                        212,062        215,199         236,641
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                7,413          5,144           6,430

INCOME TAX EXPENSE                        3,036          1,857           2,572
--------------------------------------------------------------------------------
NET INCOME                             $  4,377      $   3,287       $   3,858
================================================================================
BASIC EARNINGS PER COMMON SHARE        $   0.44      $    0.32       $    0.39
================================================================================
DILUTED EARNINGS PER COMMON SHARE      $   0.43      $    0.32       $    0.38
================================================================================
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF
CASH FLOWS FOR THE THREE YEARS
ENDED DECEMBER 31, 1998

(In thousands)                                     1998         1997       1996
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $ 4,377      $ 3,287    $ 3,858
Adjustments to  reconcile  net income to
  net cash  provided  (used) by operating
  activities:
    Deferred income taxes                           581        1,251      2,203
    Depreciation and amortization                 3,051        2,687      3,169
    Gain on sale of property, plant and
      equipment                                  (1,360)        (112)      (540)
Change in operating assets and liabilities:
    Accounts receivable                           1,738        3,471     (1,641)
    Inventory                                     3,261          770     (2,621)
    Property held for resale                        261          (54)     1,508
    Other current assets                            (46)        (159)       433
    Other noncurrent assets                      (2,673)        (340)    (1,020)
    Accounts payable - trade                      8,394       (8,742)       995
    Accrued payroll and employee benefits         1,490         (537)       861
    Other current liabilities                     1,254         (941)      (945)
    Other liabilites                             (1,099)         328        530
--------------------------------------------------------------------------------
   Net Cash Provided by Operating Activities     19,229          909      6,790
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and
  equipment                                       1,269        1,578      2,277
Proceeds from the sale of Fosterweld division     7,258
Capital expenditures on property, plant and
  equipment                                      (2,784)      (2,068)    (2,336)
Purchase of DM&E stock                                        (1,500)
Acquisition of businesses                        (3,774)      (6,739)
--------------------------------------------------------------------------------
   Net Cash Provided (Used) by Investing
     Activities                                   1,969       (8,729)       (59)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds of revolving credit
     agreement borrowings                       (20,836)       9,111     (5,750)
Proceeds from industrial revenue bond             2,045
Exercise of stock options and stock awards          412          571        150
Treasury share transactions                      (1,808)        (531)
Repayments of long-term debt                     (1,293)      (1,376)    (1,255)
--------------------------------------------------------------------------------
   Net Cash (Used) Provided by Financing
     Activities                                 (21,480)       7,775     (6,855)
--------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents          (282)         (45)      (124)
Cash and Cash Equivalents at Beginning of Year    1,156         1,201     1,325
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year       $    874       $ 1,156   $ 1,201
================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid                                  $  1,839       $ 2,493   $ 2,376
================================================================================
Income Taxes Paid                              $  2,136       $   627   $   410
================================================================================
During 1998, 1997, and 1996, the Company financed certain capital expenditures and related maintenance agreements totaling $336,000, $33,500 and $137,000, respectively, through the issuance of capital leases.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED
DECEMBER 31, 1998                                                Accum-
                                                                 ulated
                                                                 Other
                           Class A                               Compre-
                           Common   Paid-in  Retained  Treasury  hensive
(In thousands)              Stock   Capital  Earnings   Stock    Income  Total
--------------------------------------------------------------------------------
Balance, January 1, 1996     $102   $35,148   $28,480  $ (557)          $63,173
================================================================================
Net Income                                      3,858                     3,858
--------------------------------------------------------------------------------
Comprehensive income                            3,858                     3,858
Exercise of option to
  purchase 50,000 shares
  of Class A Common stock               128                22               150
================================================================================
Balance, December 31, 1996    102    35,276    32,338    (535)           67,181
================================================================================
Net Income                                      3,287                     3,287
Other comprehensive income
  net of tax:
Minimum pension liability
  adjustment                                                      $19        19
--------------------------------------------------------------------------------
Comprehensive income                            3,287              19     3,306
Exercise of options to
  purchase 190,000 shares
  of Class A Common stock              158                413               571
Treasury stock purchases
  of 105,500 shares                                      (531)             (531)
================================================================================
Balance, December 31, 1997    102   35,434     35,625    (653)     19    70,527
================================================================================
Net Income                                      4,377                     4,377
Other comprehensive income
  net of tax:
Foreign currency transla-
  tion losses                                                     (14)      (14)
--------------------------------------------------------------------------------
Comprehensive income                            4,377             (14)    4,363
Exercise of options to
  purchase 93,200 shares
  of Common stock and stock
  awards of 21,057 shares               (3)               415               412
Treasury stock purchases
  of 330,989 shares                                    (1,808)           (1,808)
================================================================================
Balance, December 31, 1998   $102  $35,431   $40,002  $(2,046)   $ 5    $73,494
================================================================================
See Notes to Consolidated Financial Statements.

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

INVENTORIES - Inventories are generally valued at the lower of the last-in, first-out (LIFO) cost or market. Other inventories of the Company, approximately 5% in 1998 and 9% in 1997, are valued at average cost or market, whichever is lower.

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

GOODWILL - Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over periods of ten years. When factors indicate that goodwill should be evaluated for impairment, the excess of the unamortized goodwill over the fair value determined using a multiple of cash flows from operations will be charged to operations. Goodwill amortization expense was $521,000, $178,000 and $9,000 in 1998, 1997 and 1996, respectively.

INTEREST RATE AGREEMENTS - To offset exposures to changes in interest rates on variable rate debt, the Company enters into interest rate swap agreements. The effects of movements in interest rates on these instruments are recognized as they occur.


ENVIRONMENTAL REMEDIATION AND COMPLIANCE - Environmental remediation costs are accrued when the liability is probable and costs are estimable. Environmental compliance costs, which principally include the disposal of waste generated by routine operations, are expensed as incurred. Capitalized environmental costs are depreciated, when appropriate, over their useful life.

EARNINGS PER SHARE - Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

REVENUE RECOGNITION - Customers are invoiced and income is recognized when material is shipped from stock or when the Company is billed for material shipped directly from the vendor. Gross sales are reduced by sales taxes, discounts and freight to determine net sales.

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

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments and hedging activities. This statement will be adopted by the Company in 2000 and is not expected to have a material effect on the consolidated financial statements.

FOREIGN CURRENCY TRANSLATION - To avoid foreign exchange exposure whenever possible, where it is necessary to deal in foreign currency, the Company will not take a speculative position. Hedging techniques are used to protect transaction costs and profits.

NOTE 2.
ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1998 and 1997 are summarized as follows:

      (in thousands)                        1998           1997
--------------------------------------------------------------------------------
      Trade                              $47,948        $46,490
      Allowance for doubtful accounts     (1,438)        (1,468)
      Other                                  801          2,564
--------------------------------------------------------------------------------
                                         $47,311        $47,586
================================================================================

The Company's customers are principally in the rail, construction and tubular segments of the economy. As of December 31, 1998 and 1997, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:

     (in thousands)                         1998         1997
--------------------------------------------------------------------------------
     Rail                                $30,676      $26,258
     Construction                         12,478       11,177
     Tubular                               3,329        7,587
     Monitor Group                            27
--------------------------------------------------------------------------------
                                         $46,510      $45,022
================================================================================
Credit is extended on an evaluation of the customer's financial condition and generally collateral is not required.

NOTE 3.
INVENTORIES

Inventories at December 31, 1998 and 1997 are summarized as follows:

(in thousands)                              1998        1997
--------------------------------------------------------------------------------
Finished goods                           $26,877     $30,380
Work-in-process                            7,779       7,826
Raw materials                              4,546       8,369
--------------------------------------------------------------------------------
Total inventories at current costs        39,202      46,575
================================================================================
Less:
  Current cost over LIFO
      stated values                       (2,184)     (2,610)
   Reserve for decline in market
      value of inventories                  (600)       (600)
--------------------------------------------------------------------------------
                                         $36,418     $43,365
================================================================================

At December 31, 1998 and 1997, the LIFO carrying value of inventories for book purposes exceeded the LIFO carrying value for tax purposes by approximately $4,345,000 and $4,843,000, respectively. During 1998 and 1997 inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers. The majority of these quantities were carried at costs which were higher than current purchases. The net effect of these reductions in 1998 and 1997 was to increase cost of goods sold by $146,000 and $21,000, respectively.


NOTE 4.
PROPERTY HELD FOR RESALE

Property held for resale at December 31, 1998 and 1997 consists of the following:

(in thousands)                               1998       1997
--------------------------------------------------------------------------------
Location
  Parkersburg, WV                                     $3,200
  Marrero, LA                              $  615        615
  Houston, TX                                            261
--------------------------------------------------------------------------------
Property held for resale                      615      4,076
--------------------------------------------------------------------------------
Less current portion                                   3,461
--------------------------------------------------------------------------------
                                           $  615     $  615
================================================================================

The Parkersburg, West Virginia location consisting of machinery and equipment, buildings and leasehold improvements which comprised the Company's Fosterweld spiralweld pipe division of the tubular segment, was sold in May, 1998 at a gain of approximately $1,700,000, which is included in Other Income in the Consolidated Statements of Income. The Fosterweld division had sales and operating profit of $5,200,000 and $800,000 and $12,200,000 and $1,600,000 for
the years ended December 31, 1998 amd 1997, respectively. The Company had previously determined that this product line did not meet the Company's long-range strategic goals.

The Marrero, Louisiana location was formerly used for yard storage. Assets of the location consist of land no longer used in the Company's business. The land is currently being leased to a third party.

The Houston, Texas location was formerly a pipe coal tar coating facility. The Company disposed of the assets in 1998 and recorded a gain on the sale of the facility of approximately $200,000.

NOTE 5.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1998 and 1997 consists of the following:

(in thousands)                                    1998      1997
--------------------------------------------------------------------------------
Land                                           $ 6,038   $ 6,930
Improvements to land and leaseholds              4,458     4,186
Buildings                                        3,879     3,760
Machinery and equipment, including
  equipment under capitalized
  leases of $6,867 in 1998
  and $7,295 in 1997                            28,572    25,905
Rental pile driving equipment                              1,178
Construction in progress                           626       175
--------------------------------------------------------------------------------
                                                43,573    42,134
--------------------------------------------------------------------------------
Less accumulated depreciation and
  amortization, including accumulated
  amortization of capitalized leases
  of $3,291 in 1998 and $3,162 in 1997          23,128    21,359
--------------------------------------------------------------------------------
                                               $20,445   $20,775
================================================================================

In the second quarter of 1998, the Company recorded an impairment write down to the recorded value of land at the Langfield, Texas facility of approximately $900,000, which was classified within Other income on the Consolidated
Statements of Income. The impairment was determined based upon management's estimate of fair value arising from ongoing negotiations to sell the facility. The negotiations were not consummated; however, management considers the estimate to continue to be an appropriate measure of fair value. The Langfield facility is utilized in the Company's rail, construction and tubular operating segments.

Property, plant and equipment include certain capitalized leases. The following is a schedule, by year, of the future minimum payments under these leases, together with the present value of the net minimum payments as of December 31, 1998:

 (In thousands)                                Amount
--------------------------------------------------------------------------------
 Year ending December 31,
 1999                                          $1,284
 2000                                             933
 2001                                             553
 2002                                             355
 2003 and thereafter                              140
--------------------------------------------------------------------------------
 Total minimum lease payments                   3,265
 Less amount representing interest                383
--------------------------------------------------------------------------------
 Total present value of minimum
   payments (Note 8)                            2,882
 Less current portion of such obligations       1,098
--------------------------------------------------------------------------------
 Long-term obligations with interest rates
   ranging from 7.25% to 8.86%                 $1,784
================================================================================

NOTE 6.
OTHER ASSETS AND INVESTMENTS

At December 31, 1998 and 1997, other assets include notes receivable and accrued interest totaling $2,445,000 and $2,258,000, respectively, from investors in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E). The Company also holds investments in the stock of the DM&E, which is recorded at its historical cost of $1,693,000, comprised of, $193,000 of DM&E Common Stock and $1,500,000 of DM&E's Series B Preferred Stock and Common Stock warrants. In January 1999, the Company invested an additional $6,000,000 in DM&E Series C Preferred Stock (see
Note 21, Other Subsequent Events). Although the market value of the investments in DM&E stock are not readily determinable, management believes the fair value of this investment exceeds its carrying amount.

Additionally, at December 31, 1998, the Company has classified as non current a $2,000,000 note receivable from a major trackwork supplier (See Note 17, Risks and Uncertainties).


NOTE 7.
BORROWINGS

Effective August 1998, the Company renegotiated its $45,000,000 revolving credit agreement. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate. The interest rates are adjusted quarterly based on the consolidated total indebtedness to EBITDA ratio defined in the agreement. The ranges are prime to prime plus 0.125%, the CD rate plus 0.35% to the CD rate plus 1.375%, and the Euro-bank rate plus 0.35% to the Euro-bank rate plus 1.375%. Borrowings under the agreement, which expires August 13, 2002, are secured by eligible accounts receivable and inventory.

The agreement includes financial covenants requiring a minimum net worth, and minimum levels for the fixed charge coverage ratio and the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, capital expenditures, indebtedness and sales of certain assets.

As of December 31, 1998, the Company was in compliance with all the agreement's covenants. The weighted average interest rate on short term borrowings was 6.95%, 7.06% and 6.42% in 1998, 1997 and 1996, respectively. At December 31,
1998, the Company had borrowed $12,275,000 under the agreement of which $10,000,000 was classified as long-term (see Note 8). Under the agreement, the Company had approximately $29,990,000 in unused borrowing commitment at December 31, 1998.

NOTE 8.
LONG-TERM DEBT AND RELATED MATTERS

Long-term debt at December 31, 1998 and 1997 consists of the following:

(In thousands)                                  1998         1997
--------------------------------------------------------------------------------
Revolving Credit Agreement with
  weighted average interest rate of
  6.95% at December 31, 1998 and
  7.06% at December 31,  1997,
  expiring  August 13, 2002                   $10,000     $15,000
--------------------------------------------------------------------------------
Lease obligations payable in
   installments through 2003 with a
   weighted average interest rate of
   7.99% at December 31, 1998 and
   7.93% at December 31, 1997                   2,882      3,839
--------------------------------------------------------------------------------
Massachusettes Industrial Revenue
  Bond with an average interest
  rate of 3.73% at December 31,
  1998, payable March 1, 2013                   2,045
--------------------------------------------------------------------------------
                                               14,927     18,839
Less current maturities                         1,098      1,309
--------------------------------------------------------------------------------
                                              $13,829    $17,530
================================================================================

The $10,000,000 revolving credit borrowings included in long-term debt were obtained under the revolving loan agreement discussed in Note 7 and are subject to the sameterms and conditions. This portion of the borrowings is classified as long-term because the Company does not anticipate reducing the borrowings below $10,000,000 during 1999.

The Company has entered into interest rate swap agreements as the fixed rate payor to reduce the impact of changes in interest rates on a portion of its revolving borrowings. At December 31, 1998, these swap agreements had a notional value of $18,000,000, consisting of $8,000,000 at 5.48%, expiring in January 2001, and $10,000,000, at 6.14%, expiring in June 1999. The swap agreements' floating rates are based on LIBOR. Any amounts paid or received under the agreements are recognized as adjustments to interest expense. Neither the fair market value of the agreements nor the interest expense adjustments associated with the agreements has been material.

The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 1998 are as follows: 1999 - $1,098,000; 2000 - $822,000; 2001 - $492,000; 2002 - $10,332,000; 2003 and beyond - $2,183,000.

The Massachusetts Industrial Revenue Bond is secured by a $2,085,000 stand-by letter of credit.


NOTE 9.
STOCKHOLDERS' EQUITY

At December 31, 1997, the number of authorized shares of the Company's Class A Common stock were 20,000,000 shares and Class B Common stock were 1,391,000 shares. No Class B Common shares were issued. On December 31, 1998, and as a result of the Company's reincorporation in Pennsylvania in May, 1998, the Company had authorized shares of 20,000,000 in Common stock and 5,000,000 in Preferred stock. No preferred stock has been issued. The Common stock has a par value of $.01 per share. No par value has been assigned to the Preferred stock.

The Company's Board of Directors declared a dividend of common share purchase rights as a part of a Stockholder Rights Plan on May 15, 1997. Under the terms of the Plan, stock purchase rights were distributed at the rate of one right for each share of Class A Common stock held as of the close of business on May 21, 1997. In addition, rights shall be issued in respect of old shares of Common stock issued after May 21, 1997 and, generally, until the earlier of May 15, 2007 or the rights becoming exercisable. Stockholders did not actually receive certificates for the rights at that time, but the rights became part of each common share. The number of rights outstanding is subject to adjustment under certain circumstances and all rights expire on May 15, 2007. After the Company reincorporated and merged into a Pennsylvania corporation in May 1998, all rights became part of the Common stock of this Pennsylvania corporation.

Each right will entitle holders of the Company's Common stock to buy one share of Common stock of the Company at an exercise price of $30.00, subject to adjustment. The rights will be exercisable and will trade separately from the common shares only if, other than through a "qualifying offer" as defined in the Plan, a person or group acquires, or has obtained the rights to acquire beneficial ownership of 20% or more of the Company's common shares or commences a tender or exchange offer that, if culminated, would result in such person or group owning 20% or more of the common shares. Only when one or more of these events occur will stockholders receive certificates for the rights.

If any person actually acquires 20% or more of the Company's common shares (other than through a qualifying offer, i.e. an offer for all shares that provide in the judgment of the "continuing" directors specified in the Plan, fair value for such shares) or if a 20% or more stockholder engages in a merger or other business combination in which the Company survives and its common shares remain outstanding, the other stockholders will be able to exercise the rights and receive the Company's common shares (or in certain other circumstances, cash, property or other securities of the Company) having twice the value of the exercise price of the rights. Additionally, if the Company is involved in certain other mergers where its shares are exchanged or certain major sales of its assets occur, stockholders will be able to purchase the other party's shares in an amount equal to twice the value of the exercise price of the rights.

The Company generally will be entitled to redeem the rights at $0.05 per right at any time until the 10th day following public announcement that a person has acquired a 20% or more ownership position in Company common shares. The Company may in its discretion extend the period during which it can redeem the rights.

The Company's Board of Directors authorized the purchase of up to 500,000 shares of its Common stock at prevailing market prices. The timing and extent of the purchases will depend on market conditions. 500,000 shares represents approximately 5% of the Company's outstanding Common stock. As of December 31, 1998, the Company had repurchased 436,489 shares at a total cost of approximately $2,338,900.

No cash dividends on Common stock were paid in 1998, 1997,or 1996.


NOTE 10.
STOCK OPTIONS

The Company has two stock option plans currently in effect under which future grants may be issued: The 1985 Long-Term Incentive Plan (1985 Plan) and the 1998 Long-Term Incentive Plan for Officers and Directors (1998 Plan).

The 1985 Plan, as amended and restated in March 1994, provides for the award of options to key employees and directors to purchase up to 1,500,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. The 1998 Plan effective October 23, 1998, provides for the award of options to officers and directors to purchase up to 25,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. Both Plans provide for the granting of "nonqualified options" and "incentive stock options" with a duration of not more than ten years from the date of grant. The Plans also provide that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant. Stock to be offered under the Plans may be authorized but unissued Common stock or previously issued shares which have been reacquired by the Company and held as Treasury shares. At December 31, 1998, 1997 and 1996, Common stock options outstanding under the Plans had option prices ranging from $2.63 to $6.00, with a weighted average price of $3.96, $3.71 and $3.40 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding for the three years ended December 31, 1998 are: 1998 - 5.9 years; 1997 - 5.2 years; and 1996 - 4.2 years.

The Option Committee of the Board of Directors which administers the Plans may, at its discretion, grant stock appreciation rights at any time prior to six months before an option's expiration date. Upon exercise of such rights, the participant surrenders the exercisable portion of the option in exchange for payment (in cash and/or Common stock valued at its fair market value) of an amount not greater than the spread, if any, by which the average of the high and low sales prices quoted in the Over-the-Counter Exchange on the trading day immediately preceding the date of exercise of the stock appreciation right exceeds the option price. No stock appreciation rights were issued or outstanding during 1998, 1997 or 1996.

Options exercised during 1998, 1997 and 1996 totaled 93,200, 190,000 and 50,000 shares, respectively. The exercise price of the options in 1998 was $3.31 per share. The exercise price of the options in 1997 and 1996 was $3.00 per share.

Certain information for the three years ended December 31, 1998 relative to employee stock options is summarized as follows:

                                         1998        1997       1996
--------------------------------------------------------------------------------
Number of shares under
 Incentive Plan option:
  Outstanding at beginning of year      858,500     944,000    965,000
  Granted                               215,000     141,500     40,000
  Canceled                              (12,800)    (37,000)   (11,000)
  Exercised                             (93,200)   (190,000)   (50,000)
--------------------------------------------------------------------------------
Outstanding at end of year              967,500     858,500    944,000
================================================================================
Exercisable at end of year              723,875     659,250    806,250
================================================================================
Number of shares available for
 future grant:
Beginning of year                       182,750     287,250    316,250
--------------------------------------------------------------------------------
End of year                               5,550     182,750    287,250
================================================================================

The weighted average fair value of options granted at December 31, 1998, 1997, and 1996 were $2.40, $2.94 and $2.65, respectively.

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

No. 123, the effect to the Company's net income and earnings per share would have been reduced to the pro forma amounts that follow:


(In thousands except
  per share amounts)                  1998        1997       1996
--------------------------------------------------------------------------------
Net income                          $4,199      $3,248     $3,787
================================================================================
Basic earnings per share            $ 0.42      $ 0.32     $ 0.38
================================================================================
Diluted earnings per share          $ 0.42      $ 0.32     $ 0.38
================================================================================

The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 4.77% , 6.29% and 6.83%; dividend yield of 0.0% for all three years; volatility factors of the expected market price of the Company's common stock of .31, .38 and .41; and a weighted-average expected life of the option of ten years.


NOTE  11.
EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands                   Years ended December 31,
except per share amounts)           1998          1997       1996
--------------------------------------------------------------------------------
Numerator:
  Numerator for basic
    and diluted earnings
    per common share -
     net income available
     to common stockholders      $ 4,377       $ 3,287    $ 3,858
================================================================================
Denominator:
    Weighted average shares        9,988        10,122      9,953
--------------------------------------------------------------------------------
  Denominator for basic earn-
    ings per common share          9,988        10,122      9,953

Effect of dilutive securities:
    Contingent issuable shares
      pursuant to the Company's
      1997 Incentive Compensa-
      tion Plan                       15
    Employee stock options           205           165        133
--------------------------------------------------------------------------------
  Dilutive potential common
    shares                           220           165        133
  Denominator for diluted
    earnings per common
    share - adjusted weighted
    average shares and
    assumed conversions           10,208        10,287     10,086
================================================================================
Basic earnings per
    common share                 $  0.44       $  0.32    $  0.39
================================================================================
Diluted earnings per
    common share                 $  0.43       $  0.32    $  0.38
================================================================================
Weighted average anti-dilutive
    stock options                     54            36         57
================================================================================


NOTE 12.
INCOME TAXES

At December 31, 1998, the tax benefit of net operating loss carryforwards available for foreign and state income tax purposes was approximately $631,000. The Company also has alternative minimum federal tax credit carryforwards at December 31, 1998, of approximately $131,000. For financial reporting purposes, a valuation allowance of $125,000 has been recognized to offset the deferred tax assets related to the state income tax carryforwards. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997, are as follows:

(In thousands)                               1998         1997
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                              $ 1,318       $ 1,817
  Inventories                                 1,272         1,473
--------------------------------------------------------------------------------
  Total deferred tax liabilities              2,590         3,290
================================================================================
Deferred tax assets:
  Accounts receivables                          533           558
   Net operating loss
    carryforwards                               631           821
   Tax credit carryforwards                     131         1,292
   Other - net                                  408           338
--------------------------------------------------------------------------------
   Total deferred tax assets                  1,703         3,009
  Valuation allowance for
   deferred tax assets                          125           150
--------------------------------------------------------------------------------
  Deferred tax assets                         1,578         2,859
--------------------------------------------------------------------------------
Net deferred tax liability                  $(1,012)      $  (431)
================================================================================

The valuation allowance for deferred tax assets was reduced by $25,000 during 1998, remained unchanged during 1997 and was reduced by $50,000 during 1996.

Significant components of the provision for income taxes are as follows:

(In thousands)                    1998          1997        1996
--------------------------------------------------------------------------------
Current:
  Federal                       $2,117        $  466      $  163
  State                            338           140         206
--------------------------------------------------------------------------------
Total current                    2,455           606         369
================================================================================
Deferred:
  Federal                          507         1,082       2,258
  Foreign                         (106)
  State                            180           169         (55)
--------------------------------------------------------------------------------
Total deferred                     581         1,251       2,203
================================================================================
Total income tax expense        $3,036        $1,857      $2,572
================================================================================

The reconciliation of income tax computed at statutory rates to income tax expense (benefit) is as follows:


                                     1998      1997       1996
--------------------------------------------------------------------------------
Statutory rate                      34.0%     34.0%      34.0%
State income tax                     4.6       4.0        1.6
Foreign income tax                   1.3
Nondeductible expenses               1.8       1.7        2.2
Prior period tax                    (0.3)     (3.6)       2.0
Other                               (0.4)                 0.2
--------------------------------------------------------------------------------
                                    41.0%     36.1%      40.0%
================================================================================

NOTE 13.
RENTAL AND LEASE INFORMATION

The Company leases certain plant facilities, office facilities and equipment. Rental expense for the years ended December 31, 1998, 1997 and 1996 amounted to $1,885,000, $1,801,000, and $1,814,000, respectively.

At December 31, 1998, the Company is committed to total minimal rental payments under all noncancelable operating leases of $6,547,000. Generally, these leases include escalation clauses.

The minimum future rental commitments are payable as follows: 1999 - $1,161,000; 2000 - $1,057,000; 2001 - $878,000; 2002 - $815,000; 2003 and after -
$2,636,000.

NOTE 14.
ACQUISITIONS

In July 1998, the Company purchased assets related to the business of supplying rail signaling and communication devices for $1,668,000, of which $1,440,000 is revenue producing intellectual property which was determined to have a ten year useful life. The acquisition of this technology enables the Company to broaden its product mix and enhance its marketing strategy to North American Class I railroads.

In August 1998, the Company acquired the assets and patents of the Geotechnical Division of VSL Corporation for $2,100,000, plus the assumption of certain liabilities, of which $100,000 was assigned to a patent. The Geotechnical
Division is a leading designer and supplier of mechanically stabilized earth wall systems. The patented Retained Earth System is one of the most widely used mechanically stabilized earth systems in the world.

In May 1997, the Company acquired the assets of the Monitor Group for $2,500,000, of which $2,250,000 was allocated to goodwill. The Monitor Group designs, develops, assembles and sells portable mass spectrometers. Mass spectrometers are used to measure gas compositions and concentrations for various applications, including monitoring air quality for the mining industry and serving as a process monitor and diagnostic tool in chemical manufacturing industries.

In November 1997, the Company acquired the assets of Precise Fabricating Corporation (Precise), a Georgetown, Massachusetts steel fabricator, for $3,694,000 plus the assumption of certain liabilities, of which $2,142,000 was allocated to goodwill. This acquisition provides the Company with a regional manufacturing facility in the New England market. Precise's AISC Certification for Complex Bridges and Buildings enables the Company to offer a more complete package of components for the highway, bridge and transit markets.

In December of 1997, the Company acquired the assets of Watson-Haas Lumber Company (Watson-Haas) of St. Mary's, West Virginia, a supplier of iron clad and steel ties to the mining industry since 1958 for $545,000 plus the assumption of certain liabilities, of which $85,000 was allocated to goodwill. This acquisition complemented the Company's Midwest Steel Division and enabled the Company to offer a complete package of all rail and track requirements to the mining industry.

The acquisitions have been reported using the purchase method of accounting and have been included in operations since the date of acquisition. For each acquisition, the purchase price was allocated to the assets and liability based on their estimated fair values as of the acquisition date. Cost in excess of net assets acquired is being amortized on a straight-line basis over 10 years. Pro forma results of the acquisitions, with the exception of Precise, assuming they have been made at the beginning of each year, would not be materially different from reported results.

Had the Precise acquisition been made at the beginning of 1996, the Company's pro forma unaudited results would have been:

                                              Twelve Months Ended
(In thousands, except                             December 31,
per share amounts)                              1997         1996
--------------------------------------------------------------------------------
Net sales                                     $224,703     $247,222
Net income                                       3,803        3,841
Basic earnings per share                      $   0.38     $   0.39
================================================================================

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

The hourly plan assets consist of various mutual fund investments. The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plan, with the accrued pension cost in other current liabilities in the Company's balance sheets:

(in thousands)                          1998            1997
--------------------------------------------------------------------------------
Changes in benefit obligation:
Benefit obligation at beginning
  of year                            $ 2,163         $ 1,867
Service cost                              85              82
Interest cost                            147             138
Actuarial losses (gains)                   8             149
Benefits paid                           (108)            (73)
--------------------------------------------------------------------------------
Benefit obligation at end
  of year                            $ 2,295         $ 2,163
================================================================================

Change to plan assets:
Fair value of assets at
  beginning of year                  $ 2,138         $ 1,863
Actual return on plan assets             212             293
Employer contribution                     45              55
Benefits paid                           (108)            (73)
--------------------------------------------------------------------------------
Fair value of assets at
  end of year                        $ 2,287         $ 2,138
================================================================================

Funded status                       $     (8)       $    (25)
Unrecognized actuarial gain             (200)           (168)
Unrecognized net transition
  asset                                  (92)           (102)
Unrecognized prior service
  cost                                    81              88
Minimum pension liability                (61)           (102)
--------------------------------------------------------------------------------
Net amount recognized                $  (280)        $  (309)
================================================================================

Amounts recognized in the statement
 of financial position consist of:
Prepaid benefit cost                 $  (204)        $  (184)
Accrued benefit liability                (76)           (125)
Intangible asset                          61              83
Minimum pension liability                (61)           (102)
Accumulated other
  comprehensive income                                    19
--------------------------------------------------------------------------------
Net amount recognized                $  (280)        $  (309)
================================================================================

The Company's funding policy for defined benefit plans is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. Net periodic pension costs for the three years ending December 31, 1998, is as follows:

(In thousands)                       1998     1997     1996
--------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                        $  85    $  82    $  81
Interest cost                         147      138      136
Actual return on
  plan assets                        (212)    (293)    (176)
Amortization of prior
  service cost                          7        8        7
Recognized actuarial gain              31      135       32
--------------------------------------------------------------------------------
Net periodic
  pension cost                      $  58   $   70    $  80
================================================================================

An assumed discount rate of 7% and an expected rate of return on plan assets of 8% were used to measure the projected benefit obligation and develop net periodic pension costs for the three years ended December 31, 1998, 1997 and 1996.

Amounts applicable to the Company's pension plan with accumulated benefit obligations in excess of plan assets are as follows:


(in thousands)                      1998     1997    1996
--------------------------------------------------------------------------------
Projected benefit obligation       $ 575    $ 531   $ 467
Accumulated benefit obligation       575      531     467
Fair value of plan assets            499      411     308
================================================================================


The Company's defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute from 2% to 15% of their annual compensation and receive a 50% matching employer contribution on up to 6% of their annual compensation.

Further, the plan requires an additional matching employer contribution, based on the ratio of the Company's pretax income to equity, up to 50% of 6% of the employees' annual compensation. Additionally, the Company contributes 1% of all salaried employees annual compensation to the plan without regard for employee contribution. The Company may also make discretionary contributions to the plan. The defined contribution plan expense was $874,000 in 1998, $756,000 in 1997, and $827,000 in 1996.

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

At December 31, 1998, the Company had outstanding letters of credit of approximately $2,735,000.


NOTE 17.
RISKS AND UNCERTAINTIES

The Company's future operating results may be affected by a number of factors. The Company is dependent upon a number of major suppliers. If a supplier had operational problems or ceased making material available to the Company, operations could be adversely affected.

The Company has not had a domestic sheet piling supplier since March, 1997. Revenues from piling products have declined and will continue to be at reduced levels as the Company's remaining piling inventory is liquidated. The Company, however, will become Chaparral Steel's exclusive North American distributor of steel sheet piling and "H" bearing pile when Chaparral's new Richmond, Virginia facility begins operations. This mill will produce structural shape beams, sheet piling, "H" pile sections and other structural shapes and beams. It is anticipated that this new facility will commence operations in May 1999, with piling production anticipated during the second half of 1999.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. The Company has provided $9,500,000 of working capital to this supplier in the form of loans and progress payments. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings.

The Company is also dependent on the availability of specially designed weld trains to ship certain rail products. The Company has experienced delays in certain projects due to the lack of availability of weld trains. The Company can provide no assurance that a solution to the problem will occur in the near term.

In May 1997, the Company acquired the assets of the Monitor Group for $2,500,000, of which $2,250,000 was allocated to intangible assets. In addition, the Company has funded operating and development expenses totaling $1,931,000 at December 31, 1998 including $375,000 amortization of intangibles. Results to date have been well below management expectations. A comprehensive review is currently underway. Management believes that the ultimate outcome of the review will not materially affect the financial position or cash flows of the Company although the outcome could be material to the reported results of operations for the period in which it occurs.

A substantial portion of the Company's operations are heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, governmental actions concerning taxation, tariffs, the environment or other matters could impact the operating results of the Company. The Company's operating results may also be affected by adverse weather conditions.



NOTE 18.
FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of accounts receivable, accounts payable, short term and long term debt, and interest rate swap agreements.

The carrying amounts of the Company's financial instruments at December 31, 1998 approximate fair value.

NOTE 19.
BUSINESS SEGMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Statement 131 requires an enterprise to present segment information based on how management internally evaluates the operating performance of its business units.

L. B. Foster Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction, tubular products and portable mass spectrometers.

The Company's rail segment provides a full line of new and used rail, trackwork and accessories to railroads, mines and industry. The Company also designs and produces bonded rail joints, power rail, track fasteners, catenary systems, coverboards and special accessories for mass transit and other rail systems.

The Company's construction segment sells and rents steel sheet piling and H-bearing pile for foundation and earth retention requirements. In addition, the Company sells bridge decking, expansion joints, sign structures and other products for highway construction and repair. The Company's recently acquired Geotechnical division is a leading designer and supplier of mechanically-stabilized earth wall systems.

The Company's tubular segment supplies pipe and pipe coatings for pipelines and utilities. Additionally, the Company also produces pipe-related products for special markets, including water wells and irrigation.

The Company's Monitor Group segment designs, develops, assembles and sells portable mass spectrometers. Mass spectrometers are used to measure gas compositions and concentrations for various applications, including monitoring air quality for the mining industry and serving as a process monitor and diagnostic tool in chemical manufacturing industries.

The Company markets its products directly in all major industrial areas of the United States primarily through a national sales force.

The following table illustrates revenues, profits or losses, assets, depreciation/amortization and capital expenditures of the Company by segment. Segment profit/(loss) is the earnings before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a First-In, First-Out (FIFO) basis at the segment level compared to a Last-In, First-Out (LIFO) basis at the consolidated level. As required by Statement 131, prior periods were restated.


(in thousands)                                  1998
--------------------------------------------------------------------------------
                                                                       Expend-
                                                                       itures
                                                                      for Long-
                      Net        Segment      Segment   Depreciation/   Lived
                     Sales    Profit/(Loss)    Assets   Amortization    Assets
--------------------------------------------------------------------------------
Rail products      $121,271     $ 6,320      $ 60,500   $   470        $ 1,042
Construction
  products           51,870         551        26,063       667          2,022
Tubular products     46,044       1,698        13,437     1,043            771
Monitor group            26      (1,436)        2,174       226              9
--------------------------------------------------------------------------------
      Total        $219,211     $ 7,133      $102,174   $ 2,406        $ 3,844
================================================================================


(in thousands)                                 1997
--------------------------------------------------------------------------------
                                                                       Expend-
                                                                       itures
                                                                      for Long-
                     Net        Segment      Segment   Depreciation/    Lived
                    Sales    Profit/(Loss)    Assets   Amortization     Assets
--------------------------------------------------------------------------------
Rail products     $112,712     $ 3,033      $ 54,894   $   436         $ 1,214
Construction
  products          55,923       1,810        27,848       357           4,292
Tubular products    51,762         902        24,651     1,171           1,063
Monitor group                     (945)        2,371       150           2,255
--------------------------------------------------------------------------------
      Total       $220,397     $ 4,800      $109,764   $ 2,114         $ 8,824
================================================================================

(in thousands)                                 1996
--------------------------------------------------------------------------------
                                                                       Expend-
                                                                       itures
                                                                      for Long-
                     Net        Segment      Segment   Depreciation/    Lived
                    Sales    Profit/(Loss)    Assets   Amortization     Assets
--------------------------------------------------------------------------------
Rail products     $111,750     $ 3,848      $ 59,087   $   473         $   671
Construction
  products          77,933       2,421        27,536       763             903
Tubular products    53,323          29        22,963     1,076             851
--------------------------------------------------------------------------------
      Total       $243,006     $ 6,298      $109,586   $ 2,312         $ 2,425
================================================================================

Sales to any individual customer do not exceed 10% of consolidated revenues. Sales between segments are immaterial.

Reconciliations of reportable segment net sales, profit or loss, assets, depreciation and amortization, and expenditures for long-lived assets to the Company's consolidated totals are illustrated as follows (in thousands):

Net Sales                                1998             1997             1996
--------------------------------------------------------------------------------
Total for reportable segments        $219,211         $220,397         $243,006
Other net sales                           264              (54)              65
--------------------------------------------------------------------------------
Net Sales                            $219,475         $220,343         $243,071
================================================================================

Net Profit/(Loss)
--------------------------------------------------------------------------------
Total for reportable segments        $  7,133         $  4,800         $  6,298
Adjustment of inventory to LIFO           426             (536)             (62)
Unallocated other income                1,731              475              600
Other unallocated amounts              (1,877)             405             (406)
--------------------------------------------------------------------------------
Income before income taxes           $  7,413         $  5,144         $  6,430
================================================================================

Assets
--------------------------------------------------------------------------------
Total for reportable segments        $102,174         $109,764         $109,586
Unallocated corporate assets           11,745           10,038            6,849
LIFO and market value inventory
 reserves                              (2,784)          (3,210)          (2,674)
Unallocated property, plant
 and equipment                          8,299           10,377            9,243
--------------------------------------------------------------------------------
Total consolidated assets            $119,434         $126,969         $123,004
================================================================================

Depreciation/Amortization
--------------------------------------------------------------------------------
Total reportable for segments        $  2,406         $  2,114         $  2,312
Other                                     645              573              857
--------------------------------------------------------------------------------
Total consolidated depreciation/
 amortization                        $  3,051         $  2,687         $  3,169
================================================================================

Expenditures for Long-Lived Assets
--------------------------------------------------------------------------------
Total for reportable segments        $  3,844         $  8,824         $  2,425
Expenditures included in
 acquisition of business               (1,069)          (6,589)
Expenditures financed under
 capital leases                                                            (137)
Expenditures included in
 Property Held for Sale                   (60)            (272)             (90)
Other unallocated expenditures             69              105              138
--------------------------------------------------------------------------------
Total consolidated expenditures      $  2,784         $  2,068         $  2,336
================================================================================

Approximately 96% of the Company's total net sales were to customers in North America, and a majority of the remaining sales were to countries in Central and South America.

All of the Company's long-lived assets are located in North America and almost 100% of those assets are located in the United States.

NOTE 20.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 1998 and 1997 is presented below:

(in thousands, except per share amounts)             1998
--------------------------------------------------------------------------------
                       First      Second       Third        Fourth
                       Quarter    Quarter(1)   Quarter(2)   Quarter     Total
--------------------------------------------------------------------------------
Net sales              $49,341    $58,876      $50,368      $60,890    $219,475
--------------------------------------------------------------------------------
Gross profit           $ 7,094    $ 8,923      $ 7,213      $ 9,023    $ 32,253
--------------------------------------------------------------------------------
Net income             $   706    $ 1,941      $   713      $ 1,017    $  4,377
--------------------------------------------------------------------------------
Basic earnings per
 common share          $  0.07    $  0.19      $  0.07      $  0.11    $   0.44
--------------------------------------------------------------------------------
Diluted earnings per
 common share          $  0.07    $  0.19      $  0.07      $  0.10    $   0.43
================================================================================
(1) The second quarter includes a gain on the sale of the Company's Fosterweld facility of $1,700,000 and a $900,000 write down for a property which was under a sales agreement. (2) The third quarter of 1998 includes a provision for losses on certain catenary sign structure contracts of approximately $900,000.



(in thousands, except per share amounts)             1997
--------------------------------------------------------------------------------
                       First       Second      Third       Fourth
                       Quarter(1)  Quarter(1)  Quarter(1)  Quarter      Total
--------------------------------------------------------------------------------
Net sales              $54,494     $53,716     $56,935     $55,198   $220,343
--------------------------------------------------------------------------------
Gross profit           $ 6,367     $ 7,527     $ 8,099     $ 7,084   $ 29,077
--------------------------------------------------------------------------------
Net income             $   407     $   871     $ 1,212     $   797   $  3,287
--------------------------------------------------------------------------------
Basic earnings per
 common share          $  0.04     $  0.08     $  0.12     $  0.08   $   0.32
--------------------------------------------------------------------------------
Diluted earnings per
 common share          $  0.04     $  0.08     $  0.12     $  0.08   $   0.32
================================================================================
(1) Gross profit was adjusted by $67,000, $201,000 and $323,000 in the first, second and third quarters, respectively, to reflect a reclassification of certain expenses from selling and administrative to cost of sales.


NOTE 21.
OTHER SUBSEQUENT EVENTS

On January 13, 1999, the Company increased its investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E) by acquiring $6,000,000 of the DM&E Series C Preferred Stock and Common stock warrants. On a fully diluted basis, the Company owns approximately 16% of the DM&E's common stock. The offering proceeds will be used by the DM&E to pay expenses incurred in connection with its ongoing capital expenditure program and its current operations, as well as to further its planned expansion into the low sulfur coal fields of the Powder River Basin. The DM&E is a privately held regional railroad with approximately 1,100 miles of track located principally in South Dakota and Minnesota.


REPORT OF INDEPENDENT AUDITORS AND
RESPONSIBILITY FOR FINANCIAL STATEMENTS


To the Board of Directors and Stockholders  of L. B. Foster Company:

We have audited the accompanying consolidated balance sheets of L. B. Foster Company and subsidiaries at December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                              /s/Ernst & Young LLP


Pittsburgh, Pennsylvania
January 20, 1999



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


The Board of Directors pursues its oversight role with respect to the financial statements through the Finance and Audit Committee which is composed of outside directors. The Finance and Audit Committee meets periodically with management, the internal auditing department and our independent auditors to discuss the adequacy of the internal accounting control, the quality of financial reporting and the nature, extent and results of the audit effort. Both the internal auditing department and the independent auditors have free access to the Finance and Audit Committee.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors is set forth under "Election of Directors" in the Company's Proxy Statement for the 1999 annual meeting of stockholders ("1999 Proxy Statement"). Such information is incorporated herein by reference. Information concerning the executive officers who are not directors of the Company is set forth below. With respect to the period prior to August 18, 1977, references to the Company are to the Company's predecessor, Foster Industries, Inc.

  NAME                     AGE                     POSITION
--------------------------------------------------------------------------------
  Anthony G. Cipicchio      52       Vice President - Fabricated Products

  William S. Cook, Jr.      57       Vice President - Strategic Planning &
                                     Acquisitions

  Paul V. Dean              67       Senior Vice President - Piling Products

  Samuel K. Fisher          46       Vice President - Rail Procurement

  Dean A. Frenz             55       Senior Vice President - Rail Distribution
                                     Products

  Steven L. Hart            52       Vice President - Operations

  Stan L. Hasselbusch       51       Executive Vice President and
                                     Chief Operating Officer

  David L. Minor            55       Vice President - Treasurer

  Roger F. Nejes            56       Senior Vice President - Finance and
                                     Administration and Chief Financial Officer

  Henry M. Ortwein, Jr.     56       Senior Vice President - Rail Manufactured
                                     Products

  Linda K. Patterson        49       Controller

  Robert W. Sigle           69       Vice President - Tubular Products

  Linda M. Terpenning       53       Vice President - Human Resources

  David L. Voltz            46       Vice President, General Counsel and
                                     Secretary

Mr. Cipicchio was elected Vice President - Fabricated Products in August 1998. Mr. Cipicchio joined the Company in May 1997 and initially held the position of Vice President - Operations. Prior to joining the Company, Mr. Cipicchio was Vice President of Operations for Omsco Industries, a supplier of drill string components to the oil and gas industry.

Mr. Cook was elected Vice President - Strategic Planning & Acquisitions in October 1993. Prior to joining the Company in March 1993 as Director of Strategic Planning and Acquisitions, he was President of Cook Corporate Development, a business and financial advisory firm.

Mr. Dean was elected Senior Vice President - Piling Products in May 1998, having previously been a Vice President since September 1987. Mr. Dean joined the Company in 1964.

Mr. Fisher was elected Vice President - Rail Procurement in October 1997, having previously served as Vice President - Relay Rail since October 1996. Prior to October 1996, he served in various other capacities with the Company since his employment in 1977.

Mr. Frenz was elected Senior Vice President - Rail Distribution Products in August 1998. Previously Mr. Frenz served as Senior Vice President - Rail Products from December 1996 to August 1998, Senior Vice President - Rail and Tubular Products from September, 1995, through November, 1996, and Senior Vice President - Product Management from October 1993 to September 1995.
Mr. Frenz joined the Company in 1966.

Mr. Hart was elected Vice President - Operations in October, 1998 having previously served as Vice President from December 1997 to October 1998 and in a variety of capacities prior to December 1997. Mr. Hart joined the Company in 1977.

Mr. Hasselbusch was elected Executive Vice President and Chief Operating Officer in January 1999 having previously served as Senior Vice President - Construction and Tubular Products from December, 1996 to December 1998, Senior Vice President
- Construction Products from September 1995 to December 1996, and as Senior Vice President - Sales from October 1993 to September 1995. Mr. Hasselbusch joined the Company in 1972.

Mr. Minor was elected Treasurer in February 1988 and was elected to the additional office of Vice President in February 1997. Mr. Minor joined the Company in 1983.

Mr. Nejes was elected Senior Vice President - Finance and Administration and Chief Financial Officer in October 1993, previously having served as Vice President - Finance and Chief Financial Officer from February 1988.

Mr. Ortwein was elected Senior Vice President - Rail Manufactured Products in May 1998. Mr. Ortwein was Group Vice President - Rail Manufactured Products from March 1997 to May 1998. Additionally, he served as Vice President - Rail Manufacturing from October 1993 to March 1997. Mr. Ortwein joined the Company in 1992.

Ms. Patterson was elected Controller in February 1999, having previously served as Assistant Controller since May 1997 and Manager of Accounting since March 1988. Prior to March 1988, she served in various other capacities with the Company since her employment in 1977.

Mr. Sigle was elected Vice President - Tubular Products in December 1990. Mr. Sigle joined the Company in 1965.

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




ITEM 11. EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Ownership of Securities by Management" and "Principal Stockholders" in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under "Certain Transactions" in the 1999 Proxy Statement is incorporated herein by reference.




                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

    1. Financial Statements

     The following  consolidated  financial  statements,  accompanying notes and
     Report  of  Independent   Auditors  in  the  Company's   Annual  Report  to
     Stockholders for 1998 have been included in Item 8 of this Report:

     Consolidated Balance Sheets at December 31, 1998 and 1997.

     Consolidated Statements of Income For the Three Years Ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows For the Three Years Ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

    2. Financial Statement Schedule

     Schedules for the Three Years Ended December 31, 1998, 1997 and 1996:

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

      4.0.1 Amended Rights Agreement dated as of May 14, 1998 between L. B. Foster Company and American Stock Transfer & Trust Company, filed as Exhibit 4.0.1 to Form 10-Q for the quarter ended June 30, 1998.

      4.1 Second Amended and Restated Loan Agreement by and among the Registrant and Mellon Bank, N.A., PNC Bank, National Association and First Union National Bank, dated as of August 13, 1998 and filed as Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 1998.

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

    10.19.1 Amendment to Lease between the Registrant and American Cast Iron Pipe Company for Pipe Coating Facility in Birmingham, Alabama dated April 15, 1997, filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 1997.

    10.20 Asset Purchase Agreement, dated June 5, 1998 by and among the Registrant and Northwest Pipe Company, filed as Exhibit 10.0 to Form 8-K on June 18, 1998.

    10.33.2 Amended and Restated 1985 Long Term Incentive Plan, as amended and restated February 26, 1997, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 1997. **

  * 10.34 Amended and Restated 1998 Long-Term Incentive Plan for Officers and Directors, as amended and restated February 24, 1999.

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

  * 10.50       L. B. Foster Company 1999 Incentive Compensation Plan.  **

    10.51 Supplemental Executive Retirement Plan, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 1994. **

    19          Exhibits marked with an asterisk are filed herewith.

  * 23.7        Consent of Independent Auditors.

  * 27          Financial Data Schedule

    ** Identifies management contract or compensatory plan or arrange-ment required to be filed as an Exhibit.



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


                                                L. B. FOSTER COMPANY
March 30, 1999
                                                By /s/ Lee B. Foster II
                                                Lee B. Foster II, President,
                                                Chief Executive Officer and
                                                Chairman of the Board)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          NAME                  POSITION                                DATE
--------------------------------------------------------------------------------

By: /s/Lee B. Foster II         President, Chief Executive        March 30, 1999
    (Lee B. Foster II)          Officer, Chairman of the Board
                                and Director

By: /s/Henry J. Massman, IV     Director                          March 30, 1999
    (Henry J. Massman, IV)

By: /s/Roger F. Nejes           Senior Vice President -           March 30, 1999
    (Roger F. Nejes)            Finance & Administration
                                and Chief Financial Officer

By: /s/Linda K. Patterson       Controller                        March 30, 1999
    (Linda K. Patterson)

By: /s/John W. Puth             Director                          March 30, 1999
    (John W. Puth)

By: /s/William H. Rackoff       Director                          March 30, 1999
    (William H. Rackoff)

By: /s/Richard L. Shaw          Director                          March 30, 1999
    (Richard L. Shaw)

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (In Thousands)


                                           Additions
                                      -------------------
                          Balance at  Charged to                         Balance
                          Beginning   Costs and                          at End
                          of Year     Expenses     Other    Deductions   of Year
                          ---------   ----------   -----    ----------   -------
1998
Deducted from assets
 to which they apply:
  Allowance for
   doubtful accounts       $1,468     $    10      $        $    40(1)   $1,438
                           ======     =======      ======   =======      ======

  Provision for decline
    in market
    value of inventories   $  600     $            $        $            $  600
                           ======     =======      ======   =======      ======

Not deducted from assets:
  Provision for special
    termination benefits   $   12     $            $        $     7(2)   $    5
                           ======     =======      ======   =======      ======

  Provision for environ-
    mental compliance &
    remediation            $  284     $   184      $        $   139(2)   $  329
                           ======     =======      ======   =======      ======

1997
Deducted from assets
 to which they apply:
  Allowance for
   doubtful accounts       $1,803     $   199      $        $   534(1)   $1,468
                           ======     =======      ======   =======      ======

  Provision for decline
    in market
    value of inventories   $  600     $            $        $            $  600
                           ======     =======      ======   =======      ======

Not deducted from assets:
  Provision for special
    termination benefits   $   22     $     1      $        $    11(2)   $   12
                           ======     =======      ======   =======      ======

  Provision for environ-
   mental compliance &
   remediation             $  242     $    61      $        $    19(2)   $  284
                           ======     =======      ======   =======      ======

1996
Deducted from assets
 to which they apply:
  Allowance for
  doubtful accounts        $1,800     $    55      $        $    52(1)   $1,803
                           ======     =======      ======   =======      ======

  Provision for decline
    in market
    value of inventories   $  600     $            $        $             $ 600
                           ======     =======      ======   =======      ======

Not deducted from assets:
  Provision for special
    termination benefits   $   63     $     6      $        $    47(2)   $   22
                           ======     =======      ======   =======      ======

  Provision for environ-
    mental compliance &
    remediation            $  260     $    91      $        $   109(2)   $  242
                           ======     =======      ======   =======      ======



(1) Notes and accounts  receivable  written off as  uncollectible.
(2) Payments made on amounts accrued and reversals of accruals.