Form 10-Q
period 1999-03-31
FOSTER L B CO
filed 1999-05-14
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    March 31, 1999

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


    Class                                 Outstanding at April 30, 1999

 Common Stock, Par Value $.01                   9,846,821 Shares

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      L.B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                             March 31,     December 31,
                                               1999            1998
--------------------------------------------------------------------------------
ASSETS                                      (unaudited)
Current Assets:
 Cash and cash equivalents                  $   1,190      $     874
--------------------------------------------------------------------------------
Accounts and notes receivable:
 Trade                                         46,079         46,510
 Other                                            730            801
--------------------------------------------------------------------------------
                                               46,809         47,311
--------------------------------------------------------------------------------
Inventories                                    38,985         36,418
Other current assets                              788            614
Property held for resale                        2,812
--------------------------------------------------------------------------------
 Total Current Assets                          90,584         85,217
--------------------------------------------------------------------------------
Property, Plant & Equipment - at cost          41,141         43,573
Less Accumulated Depreciation                 (23,296)       (23,128)
--------------------------------------------------------------------------------
                                               17,845         20,445
--------------------------------------------------------------------------------
Property Held for Resale                          615            615
--------------------------------------------------------------------------------
Other Assets:
 Goodwill and intangibles                       5,512          5,666
 Investments                                    7,693          1,693
 Other assets                                   5,622          5,798
--------------------------------------------------------------------------------
  Total Other Assets                           18,827         13,157
--------------------------------------------------------------------------------
TOTAL ASSETS                                $ 127,871      $ 119,434
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt       $     983      $   1,098
 Short-term borrowings                         13,850          2,275
 Accounts payable                              18,945         19,667
 Accrued payroll and employee benefits          2,536          4,498
 Current deferred tax liabilities                 334            334
 Other accrued liabilities                      1,639          2,454
--------------------------------------------------------------------------------
  Total Current Liabilities                    38,287         30,326
--------------------------------------------------------------------------------
Long-Term Borrowings                           10,000         10,000
--------------------------------------------------------------------------------
Other Long-Term Debt                            3,856          3,829
--------------------------------------------------------------------------------
Deferred Tax Liabilities                          678            678
--------------------------------------------------------------------------------
Other Long-Term Liabilities                     1,236          1,107
--------------------------------------------------------------------------------
Stockholders' Equity:
 Common stock                                     102            102
 Paid-in capital                               35,403         35,431
 Retained earnings                             40,462         40,002
 Treasury stock                                (2,164)        (2,046)
 Accumulated other comprehensive income            11              5
--------------------------------------------------------------------------------
  Total Stockholders' Equity                   73,814         73,494
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 127,871      $ 119,434
================================================================================
See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)


                                                  Three Months
                                                     Ended
                                                    March 31,
--------------------------------------------------------------------------------
                                            1999                1998
--------------------------------------------------------------------------------
                                                  (unaudited)

Net Sales                               $ 53,783             $ 49,341
Cost of Goods Sold                        46,939               42,247
--------------------------------------------------------------------------------
Gross Profit                               6,844                7,094

 Selling and Administrative Expenses       6,040                5,656
 Interest Expense                            398                  590
 Other Income                               (360)                (333)
--------------------------------------------------------------------------------
                                           6,078                5,913
--------------------------------------------------------------------------------
Income Before Income Taxes                   766                1,181

Income Tax Expense                           306                  475
--------------------------------------------------------------------------------
Net Income                              $    460             $    706
================================================================================
Basic Earnings Per Share                $   0.05             $   0.07
================================================================================
Diluted Earnings Per Share              $   0.05             $   0.07
================================================================================
Cash Dividend per Common Share          $      -             $     -
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                      L.B. Foster Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                             Three Months
                                                            Ended March 31,
--------------------------------------------------------------------------------
                                                          1999          1998
--------------------------------------------------------------------------------
                                                              (unaudited)
Cash Flows from Operating Activities:
 Net income                                            $   460        $   706
Adjustments  to reconcile  net income to net
cash  provided (used) by operating activities:
  Deferred income taxes                                                   141
  Depreciation and amortization                            725            768
  Loss (gain) on sale of property,
    plant and equipment                                     19            (15)
Change in operating assets and liabilities:
 Accounts receivable                                       502          1,576
 Inventories                                            (2,567)         1,879
 Property held for resale                                                 205
 Other current assets                                     (174)           (37)
 Other non-current assets                                  164           (233)
 Accounts payable - trade                                 (722)         2,405
 Accrued payroll and employee benefits                  (1,962)          (361)
 Other current liabilities                                (815)           436
 Other liabilities                                         129           (263)
--------------------------------------------------------------------------------
Net Cash (Used) Provided by Operating Activities        (4,241)         7,207
--------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Proceeds from sale of property, plant and equipment         4            320
 Capital expenditures on property, plant and equipment    (544)          (459)
 Purchase of DM&E stock                                 (6,000)
--------------------------------------------------------------------------------
Net Cash Used by Investing Activities                   (6,540)          (139)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds (repayments) from issuance of revolving
 credit agreement borrowings                            11,575         (7,611)
 Proceeds from industrial revenue bond                                  2,045
 Exercise of stock options and stock awards                274             28
 Treasury stock acquisitions                              (421)          (499)
 Repayments of long-term debt                             (334)          (346)
--------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities        11,094         (6,383)
--------------------------------------------------------------------------------
Effect of exchange rate on cash                              3

Net Increase in Cash and Cash Equivalents                  316            685

Cash and Cash Equivalents at Beginning of Period           874          1,156
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period             $ 1,190        $ 1,841
================================================================================
Supplemental Disclosures of Cash Flow Information:

Interest Paid                                          $   261        $   599
================================================================================
Income Taxes Paid                                      $   544        $    29
================================================================================
During 1999, the Company financed the purchase of certain capital expenditures totaling $246,000 through the issuance of capital leases. During the first quarter of 1998, no capital expenditures were financed through capital leases.

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS
-----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, however, actual results could differ from those estimates. The results of operations for these interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. ACCOUNTING PRINCIPLES
------------------------

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

3. ACCOUNTS RECEIVABLE
----------------------

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 1999 and December 31, 1998 have been reduced by an allowance for doubtful accounts of $(1,421,000) and $(1,438,000), respectively. Bad debt expense was $(14,000) and $69,000 for the three month periods ended March 31, 1999 and 1998, respectively.

4. INVENTORIES
--------------

Inventories of the Company at March 31, 1999 and December 31, 1998 are summarized as follows in thousands:

                                      March 31,           December 31,
                                        1999                  1998
--------------------------------------------------------------------------------
Finished goods                        $ 33,324              $ 26,877
Work-in-process                          4,518                 7,779
Raw materials                            3,927                 4,546
--------------------------------------------------------------------------------
Total inventories at current costs:     41,769                39,202
(Less):
Current costs over LIFO
 stated values                          (2,184)               (2,184)
Reserve for decline in market value
 of inventories                           (600)                 (600)
--------------------------------------------------------------------------------
                                      $ 38,985              $ 36,418
================================================================================

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

5. BORROWINGS
-------------

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

6. EARNINGS PER COMMON SHARE
----------------------------

The following table sets forth the computation of basic and diluted earnings per common share:

                                                    Three Months Ended
                                                         March 31,
(in thousands, except earnings per share)             1999      1998
                                                     -------   -------
Numerator:
  Numerator for basic and diluted
    earnings per common share -
    net income available to common
    stockholders ................................... $   460   $   706
                                                     =======   =======
Denominator:
    Weighted average shares ........................   9,787    10,061
                                                     -------   -------
  Denominator for basic earnings
    per common share ...............................   9,787    10,061

Effect of dilutive securities:
    Contingent issuable shares pursuant to
      the Company's 1997 and 1998 Incentive
      Compensation Plans ...........................      29         6
    Employee stock options .........................     235       166
                                                     -------   -------
  Dilutive potential common shares .................     264       172

  Denominator for diluted earnings
    per common share - adjusted weighted
    average shares and assumed conversions .........  10,051    10,233
                                                     =======   =======

Basic earnings per common share .................... $  0.05   $  0.07
                                                     =======   =======

Diluted earnings per common share .................. $  0.05   $  0.07
                                                     =======   =======

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

At  March  31,  1999,  the  Company  had   outstanding   letters  of  credit  of
approximately $2,635,000.


8. BUSINESS SEGMENTS
--------------------

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction, tubular products and portable mass spectrometers (Monitor Group). The following tables illustrates revenues and profits/(losses) of the Company by segment:


                                                   Three Months Ended
                                                     March 31, 1999

                                             Net                      Segment
(in thousands)                              Sales                  Profit/(Loss)
-------------------------------------------------------------------------------
Rail products                              $31,417                        $211
Construction products                       15,296                          78
Tubular products                             6,864                         434
Monitor Group                                                             (432)
-------------------------------------------------------------------------------
  Total                                    $53,577                        $291
===============================================================================




                                                   Three Months Ended
                                                     March 31, 1998

                                             Net                      Segment
(in thousands)                              Sales                  Profit/(Loss)
-------------------------------------------------------------------------------
Rail products                              $27,472                        $879
Construction products                       11,967                         497
Tubular products                             9,723                        (218)
Monitor Group                                                             (340)
===============================================================================
  Total                                    $49,162                        $818
===============================================================================

The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total:


                                                Three Months Ended
                                                    March 31,
(in thousands)                             1999                   1998
----------------------------------------------------------------------------
Net Profit/(Loss)
----------------------------------------------------------------------------
Total for reportable segments              $291                   $818
Other income                                360                    333
Other unallocated amounts                   115                     30
============================================================================
  Income before income taxes               $766                 $1,181
============================================================================

There has been no change in the measurement of segment profit/(loss) from December 31, 1998. There has been no significant change in segment assets from December 31, 1998.


9. Other Subsequent Events
--------------------------

On April 14, 1999, the Company announced the signing of a letter of intent to purchase all of the capital stock of CXT Corporation (CXT). CXT is a privately held manufacturer of engineered prestressed and precast concrete products primarily used in the railroad and transit industries. The addition of CXT is viewed by management as an opportunity to vertically integrate the Company's transit products segment and to increase the Company's product offerings to Class I railroads. The purchase of CXT is subject to, among other contingencies, the Company's Board of Director's approval and a CXT shareholder vote. The deal is expected to be consummated within 90 days.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


                                             Three Months Ended
                                                 March 31,
--------------------------------------------------------------------------------
                                             1999         1998
--------------------------------------------------------------------------------
                                           (Dollars in thousands)
Net Sales:
  Rail Products                              $ 31,417   $ 27,472
  Construction Products                        15,296     11,967
  Tubular Products                              6,864      9,723
  Monitor Group
  Other                                           206        179
--------------------------------------------------------------------------------
   Total Net Sales                             53,783     49,341
================================================================================
Gross Profit:
  Rail Products                                 3,639      4,038
  Construction Products                         2,593      2,507
  Tubular Products                              1,024        882
  Monitor Group                                  (314)      (215)
 Other                                            (98)      (118)
--------------------------------------------------------------------------------
   Total Gross Profit                           6,844      7,094
--------------------------------------------------------------------------------
Expenses:
  Selling and Administrative
    Expenses                                    6,040      5,656
 Interest Expense                                 398        590
 Other (Income) Expense                          (360)      (333)
--------------------------------------------------------------------------------
   Total Expenses                               6,078      5,913
--------------------------------------------------------------------------------
Income Before Income Taxes                        766      1,181
Income Tax Expense                                306        475
--------------------------------------------------------------------------------
Net Income                                   $    460   $    706
================================================================================

Gross Profit %:
 Rail Products                                    12%        15%
 Construction Products                            17%        21%
 Tubular Products                                 15%         9%
 Monitor Group                                    N/A        N/A
 Other                                            N/A        N/A
   Total Gross Profit %                           13%        14%
================================================================================

Note: Prior year segment information has been restated to be consistent with FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information".

First Quarter 1999 Results of Operations
----------------------------------------

Net income for the first quarter of 1999 was $0.5 million or $0.05 per share on net sales of $53.8 million. This compares to a 1998 first quarter net income of $0.7 million or $0.07 per share on net sales of $49.3 million.

Rail products' 1999 first quarter net sales were $31.4 million or an increase of 14% over the same period last year. This increase was due primarily to increased shipments of new rail products, which more than offset the declines in used rail resulting from the deferral of rail change-out projects by the major railroads. Construction products' net sales increased 28% from the year earlier quarter as a result of sales generated by the Foster Geotechnical Division acquired in August of 1998 and increased sales of H-bearing pile from Chaparral's Texas plant. These increases exceeded the decreases in the Company's sheet piling sales and rentals which continue to suffer from lack of supply. Tubular products' sales decreased 29% from the same quarter of 1998 due to the June 1998 sale of the Company's Fosterweld Division. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total Company was 13% in the first quarter of 1999 and 14% in the 1998 first quarter. Rail products' gross margin percentage in the first quarter of 1999 was 12% versus 15% in the year earlier quarter. This decline is the result of a change in the mix of rail products sold. The gross margin percentage for construction products declined 4% from the year earlier quarter primarily due to increased direct sales of lower margin H-bearing piling. A strike at the Company's Bedford, Pennsylvania plant and other external delays which have been resolved, also contributed to the decline in gross margin percentage. Tubular products' gross margin percentage in the first quarter of 1999 increased from the same period last year, primarily due to the halting of production of lower margin coated pipe at the Company's Newport facility and more efficient operations at the Langfield, Texas threading facility.

The Monitor Group had costs and expenses totaling $0.4 million in the first quarter of 1999 compared to $0.3 million in the first quarter of 1998. No revenues were recorded in the first quarter of 1999 or 1998.

Selling and administrative expenses increased 7% in the 1999 first quarter in comparison to the same period last year principally due to expenses associated with the operation of the Company's Geotechnical Division. Interest expense decreased 33% over the year earlier quarter due to a reduction in outstanding borrowings principally resulting from the receipt of Fosterweld sale proceeds. Other income included approximately $0.3 million of accrued interest and dividends on the DM&E notes and stock. The provision for income taxes was recorded at 40% in the first quarters of 1999 and 1998.


Liquidity and Capital Resources
-------------------------------

The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. During the first three months of 1999 the average turnover rate for accounts receivable was slightly lower than during the same period last year due to slower collections of certain relay rail and construction products' sales. The average turnover rate for inventory was higher in 1999 than in 1998, primarily in coated pipe and transit products. Working capital at March 31, 1999 was $52.3 million compared to $54.9 million at December 31, 1998.

Year to date, the Company had total capital expenditures of $0.5 million. In addition, the Company completed its 500,000 share buy-back of its' common stock in January 1999. The cost of this program which commenced in 1997, was $2.8 million. During the first quarter of 1999, the Company announced another program to purchase up to an additional 1,000,000 shares. As of March 31, 1999, no shares had been purchased under this program. Capital expenditures in 1999, excluding acquisitions, are expected to be approximately $5.5 million. This includes the planned creation of a $2.8 million piling storage yard near the Chaparral plant currently being built in Richmond, Virginia. Capital expenditures in 1999 are anticipated to be funded by cash flows from operations.

Total revolving credit agreement borrowings at March 31, 1999 were $23.9 million, or an increase of $11.6 million from the end of the prior year. At March 31, 1999 the Company had $18.5 million in unused borrowing commitment. Outstanding letters of credit at March 31, 1999 were $2.6 million. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

On August 13, 1998 the Company amended its $45,000,000 senior secured revolving credit agreement. The amended agreement replaces the November, 1995 revolving credit agreement that had a maturity date of July, 1999. This amended agreement expires August 13, 2002 and can be extended under the mutual consent of the Company and its lenders.

The agreement includes financial covenants requiring a minimum net worth, a fixed charge coverage ratio, and a maximum ratio of total indebtedness to EBITDA.

In connection with the previously announced acquisition of CXT Corporation and the investment associated with the Chaparral piling sales buildup, the Company plans to increase the credit agreement to $70.0 million to finance the acquisition and associated working capital.


Dakota, Minnesota & Eastern Railroad
------------------------------------

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad which operates over 1,100 miles of track in five states.

At December 31, 1998, the Company's investment in the stock was recorded in the Company's accounts at its historical cost of $1.7 million, comprised of $0.2 million of common stock and $1.5 million of the DM&E's Series B Preferred Stock and warrants. On January 13, 1999, the Company increased its investment in the DM&E by acquiring $6.0 million of DM&E Series C Preferred Stock and warrants. On a fully diluted basis, the Company owns approximately 16% of the DM&E's common stock. Although the market value of the DM&E stock is not readily determinable, management believes that this investment, regardless of the DM&E's Powder River Basin project, is worth significantly more than its historical cost.

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

The DM&E has stated that it could repay project debt and cover its operating costs if it captures a 5% market share in the Powder River Basin. If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E could increase dramatically.


Other Matters
-------------

In May 1998, the Company acquired the assets of the Monitor Group for $2.5 million, of which $2.2 million was allocated to intangible assets. In addition, the Company has funded operating and development expenses totaling $2.3 million at March 31, 1999 including $0.4 million for amortization of intangibles. Results to date have been well below management expectations. A comprehensive review of Monitor Group's progress is currently underway. Management believes that the ultimate outcome of the review will not materially affect the financial position or cash flows of the Company although the outcome could be material to the reported results of operations for the period in which it occurs.

In June of 1998, the Company agreed, subject to certain contingencies, to sell certain Houston, Texas property for approximately $3.8 million. The Company accrued $0.9 million for the loss on the projected sale. Although the original sales agreement has terminated, negotiations are continuing for sale of a portion of this 127 acre site. The value and timing of any potential sale is uncertain.

In September of 1998, the Company suspended production at its Newport, Kentucky pipe coating facility due to unfavorable market conditions. After evaluating the long term viability of this operation, management intends to dispose of the assets and has reclassified the machinery and equipment as assets held for resale. Management anticipates that the proceeds from such a sale will be at least $1.5 million, the net book value of such equipment.

On April 14, 1999, the Company announced the signing of a letter of intent to purchase all of the capital stock of CXT Corporation (CXT). CXT is a privately held manufacturer of engineered prestressed and precast concrete products primarily used in the railroad and transit industries. The addition of CXT is viewed by management as an opportunity to vertically integrate the Company's transit products segment and to increase the Company's product offerings to Class I railroads. The purchase of CXT is subject to, among other contingencies, the Company's Board of Director's approval and a CXT shareholder vote. The deal is expected to be consummated within 90 days.

In April 1999, the Company signed a letter of intent to sell its Mining Division, which is principally comprised of the Company's facilities and inventory located at Pomeroy, Ohio and St. Marys, West Virginia. The sale is subject to numerous contingencies.

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

The Company installed integrated accounting and distribution software licensed from a national vendor in 1992 and has periodically installed updated releases of the software to take advantage of technological advances and improvements over prior releases in the ordinary course of business. The current releases of this vendor's software are year 2000 compliant. The Company installed the year 2000 compliant release including modifications unrelated to the year 2000 issue to suit the Company's business in May 1998. The Company completed the testing of these modifications and placed these systems in production in January 1999. Management does not anticipate any adverse impact in becoming year 2000 compliant. The costs associated with the installation of the year 2000 compliant release are considered by Management to be in the ordinary course of business and are not material to its financial results.

In addition, the Company has conducted a review of its production equipment and has determined that it is year 2000 compliant. The Company has also surveyed key vendors and suppliers to determine the extent of their year 2000 compliance readiness and planned action to become year 2000 compliant.

The Company has minimal direct or indirect computer data transfers with outside customers, vendors, and suppliers other than major banks, whose year 2000 compliance efforts are well underway. Based on this fact as well as internal assessments, and formal and informal communications with customers, vendors, and suppliers, the Company presently believes that the year 2000 compliance issue should not have an adverse impact on the Company's financial position, results of operations or cash flow. A failure of third party vendors or suppliers to be year 2000 compliant could affect these beliefs and is not quantifiable.

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


Outlook
-------

The Company has not had a domestic sheet piling supplier since March 1997. Revenues from piling products have declined and will continue to be at reduced levels as the Company's remaining piling inventory is liquidated. The Company, however, will become Chaparral Steel's exclusive North American distributor of steel sheet piling and "H" bearing pile when Chaparral's new Richmond, Virginia facility begins operations. This mill will produce structural shape beams, sheet piling, "H" bearing pile sections and other structural shapes and beams. It is anticipated that this new facility will commence operations in May 1999, with piling production anticipated during the second half of 1999.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. As of March 31, the Company has provided $9.5 million of working capital to this supplier in the form of loans and progress payments. If, for any reason, this supplier is unable to perform, the Company could experience a short-term negative effect on earnings.

A substantial portion of the Company's operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, governmental actions concerning taxation, tariffs, the environment or other matters could impact the operating results of the Company. The Company's operating results may also be affected by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at March 31, 1999, was approximately $112.1 million. The following table provides the backlog by business segment:



(Dollars in thousands)                             Backlog
--------------------------------------------------------------------------------
                                     March 31,                  December 31,
                                 1999       1998                     1998
--------------------------------------------------------------------------------

Rail Products                  $ 64,788   $ 55,481                 $ 62,481
Construction Products            41,386     26,270                   42,542
Tubular Products
  excluding Fosterweld            5,945     10,063                    3,541
Fosterweld                                   9,619
Monitor Group
--------------------------------------------------------------------------------
                Total          $112,118   $101,433                 $108,564
================================================================================


Market Risk and Risk Management Policies
----------------------------------------

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does not hedge the cash flows of operations of its foreign subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction.

As of March 31, 1999, the Company had outstanding foreign currency forward contracts to purchase $0.6 million Canadian for $0.4 million US.

The Company is also  exposed to changes in  interest  rates  primarily  from its
long-term  debt   arrangements.   The  Company  uses  interest  rate  derivative
instruments to manage exposure to interest rate changes.

The Company has entered into an interest rate swap agreement as the fixed rate payor to reduce the impact of changes in interest rates on a portion of its revolving borrowings. At March 31, 1999 these swap agreements had a notional value of $18,000,000 consisting of $8,000,000 at 5.48%, expiring in January 2001, and $10,000,000 at 6.14%, expiring in June 1999. The swap agreements' floating rates are based on LIBOR. Any amounts paid or received under the agreements are recognized as adjustments to interest expense. Neither the fair market value of the agreements nor the interest expense adjustments associated with the agreements has been material.


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

     4.1 Second Amended and Restated Loan Agreement by and among the Registrant and Mellon Bank, N.A., PNC Bank, National Association, and First Union National Bank dated as of August 13, 1998 and filed as Exhibit 4.1 to Form 10-Q for the quarter ended September 31, 1998.

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


    10.33.2 Amended and Restated 1985 Long-Term Incentive Plan, as amended and restated February 26, 1997, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 1997. **

    10.34 Amended and Restated 1998 Long-Term Incentive Plan for Officers and Directors, as amended and restated February 24, 1999 and filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 1998. **

    10.45 Medical Reimbursement Plan, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 1992. **

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

    10.50     L.B.  Foster Company 1999 Incentive  Compensation  Plan,  filed as
              Exhibit 10.50 to Form 10-K for the year ended December 31, 1998.
              **

    10.51 Supplemental Executive Retirement Plan, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 1994. **

    19        Exhibits marked with an asterisk are filed herewith.

  * 27        Financial Data Schedule

    ** Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.



  b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the three month period ended March 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                L.B. FOSTER COMPANY
                                                    (Registrant)


Date: May 14, 1999                              By /s/ Roger F. Nejes
     --------------                             ---------------------
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