Form 10-Q
period 1999-06-30
FOSTER L B CO
filed 1999-08-16
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    June 30, 1999

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

    Class                                 Outstanding at August 3, 1999

 Common Stock, Par Value $.01                   9,580,640 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX


PART I.  Financial Information                                    Page

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets                2

               Condensed Consolidated Statements of Income          3

               Condensed Consolidated Statements of Cash Flows      4

               Notes to Condensed Consolidated
               Financial Statements                                 5

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations       11


PART II.  Other Information

    Item 1.    Legal Proceedings                                   18

    Item 4.    Results of Votes of Security Holders                18

    Item 6.    Exhibits and Reports on Form 8-K                    19

Signature                                                          21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      L.B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                             June 30,      December 31,
                                               1999            1998
--------------------------------------------------------------------------------
ASSETS                                      (unaudited)
Current Assets:
 Cash and cash equivalents                  $   1,160      $     874
--------------------------------------------------------------------------------
Accounts and notes receivable:
 Trade                                         57,870         46,510
 Other                                          1,002            801
--------------------------------------------------------------------------------
                                               58,872         47,311
--------------------------------------------------------------------------------
Inventories                                    45,771         36,418
Current deferred tax assets                       115
Other current assets                            1,076            614
Property held for resale                        4,604
--------------------------------------------------------------------------------
 Total Current Assets                         111,598         85,217
--------------------------------------------------------------------------------
Property, Plant & Equipment - at cost          53,423         43,573
Less Accumulated Depreciation                 (29,366)       (23,128)
--------------------------------------------------------------------------------
                                               24,057         20,445
--------------------------------------------------------------------------------
Property Held for Resale                          615            615
Other Assets:
 Goodwill and intangibles                      17,560          5,666
 Investments                                    8,231          1,693
 Other assets                                   4,279          5,798
--------------------------------------------------------------------------------
  Total Other Assets                           30,070         13,157
--------------------------------------------------------------------------------
TOTAL ASSETS                                $ 166,340      $ 119,434
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
 Current maturities of long-term debt       $     944      $   1,098
 Short-term borrowings                         18,165          2,275
 Accounts payable                              22,971         19,667
 Accrued payroll and employee benefits          3,630          4,498
 Current deferred tax liabilities                 562            334
 Other accrued liabilities                        528          2,454
--------------------------------------------------------------------------------
  Total Current Liabilities                    46,800         30,326
--------------------------------------------------------------------------------
Long-Term Borrowings                           40,000         10,000
Other Long-Term Debt                            3,623          3,829
Deferred Tax Liabilities                          678            678
Other Long-Term Liabilities                     1,403          1,107

Stockholders' Equity:
 Common stock                                     102            102
 Paid-in capital                               35,377         35,431
 Retained earnings                             41,700         40,002
 Treasury stock                                (3,364)        (2,046)
 Accumulated other comprehensive income            21              5
--------------------------------------------------------------------------------
  Total Stockholders' Equity                   73,836         73,494
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 166,340      $ 119,434
================================================================================
See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)


                                  Three Months               Six Months
                                     Ended                     Ended
                                    June 30,                  June 30,
--------------------------------------------------------------------------------
                               1999          1998        1999         1998
--------------------------------------------------------------------------------
                                                (unaudited)

Net Sales                    $ 58,743     $ 58,876       $112,526     $108,217
--------------------------------------------------------------------------------
Costs and Expenses:
 Cost of Goods Sold            50,154       49,953         97,093       92,200
 Selling and Administrative
   Expenses                     6,510        6,278         12,550       11,934
Interest Expense                  523          479            921        1,069
Other Income                     (297)      (1,070)          (657)      (1,403)
--------------------------------------------------------------------------------
                               56,890       55,640        109,907      103,800
--------------------------------------------------------------------------------
Income Before Income Taxes      1,853        3,236          2,619        4,417

Income Tax Expense                615        1,295            921        1,770

--------------------------------------------------------------------------------
Net Income                   $  1,238     $  1,941       $  1,698     $  2,647
================================================================================
Basic Earnings Per Share     $   0.12     $   0.19       $   0.17     $   0.26
================================================================================
Diluted Earnings Per Share   $   0.12     $   0.19       $   0.17     $   0.26
================================================================================
Cash Dividend per Common
  Share                      $     -      $     -        $     -      $     -
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                      L.B. Foster Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                                              Six Months
                                                             Ended June 30,
--------------------------------------------------------------------------------
                                                          1999           1998
--------------------------------------------------------------------------------
Cash Flows from Operating Activities:                         (unaudited)

 Net income                                            $ 1,698        $ 2,647
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
  Deferred income taxes                                                   369
  Depreciation and amortization                          1,473          1,534
  Loss (gain) on sale of property, plant & equipment        21         (1,218)
Change in operating assets and liabilities:
 Accounts receivable                                    (1,572)         2,767
 Inventories                                            (7,427)        (3,547)
 Property held for resale                                   (3)           205
 Other current assets                                     (303)            59
 Other non-current assets                                  175           (404)
 Accounts payable - trade                                 (891)         6,977
 Accrued payroll and employee benefits                  (1,565)           804
 Other current liabilities                              (1,926)           902
 Other liabilities                                         296           (108)
--------------------------------------------------------------------------------
Net Cash (Used) Provided by Operating Activities       (10,024)        10,987
--------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Proceeds from sale of property, plant and equipment         5            489
 Proceeds from sale of Fosterweld                                       7,258
 Capital expenditures on property, plant and equipment  (1,497)        (1,048)
 Purchase of DM&E stock                                 (6,000)
 Acquisition of CXT                                    (17,389)
--------------------------------------------------------------------------------
Net Cash (Used) Provided by Investing Activities       (24,881)         6,699
--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds (repayments) from issuance of revolving
 credit agreement borrowings                            45,890        (18,691)
 CXT debt repayment                                     (8,845)
 Proceeds from Industrial Revenue Bond                                  2,045
 Exercise of stock options and stock awards                329            308
 Treasury stock acquisitions                            (1,702)          (694)
 Repayments of long-term debt                             (491)          (690)
--------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities        35,181        (17,722)
--------------------------------------------------------------------------------
Effect of exchange rate on cash                             10

Net Increase (Decrease) in Cash and Cash Equivalents       286            (36)
Cash and Cash Equivalents at Beginning of Period           874          1,156
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period             $ 1,160        $ 1,120
================================================================================
Supplemental Disclosures of Cash Flow Information:
Interest Paid                                          $   948        $ 1,176
================================================================================
Income Taxes Paid                                      $ 1,767        $   815
================================================================================
During 1999, the Company financed the purchase of certain capital expenditures and maint. agreements totaling $246,000 through the issuance of capital leases. During the first half of 1998, no capital expenditures were financed through capital leases.

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS
-----------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included; however, actual results could differ from those estimates. The results of operations for these interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. ACCOUNTING PRINCIPLES
------------------------
Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative financial instruments and hedging activities. This statement will be adopted by the Company in 2001 and is not expected to have a material effect on the consolidated financial statements.


3. ACCOUNTS RECEIVABLE
----------------------
Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 1999 and December 31, 1998 have been reduced by an allowance for doubtful accounts of $(1,473,000) and $(1,438,000), respectively. Bad debt expense was $42,000 and $104,000 for the six month periods ended June 30, 1999 and 1998, respectively.


4. INVENTORIES
--------------
Inventories of the Company at June 30, 1999 and December 31, 1998 are summarized as follows in thousands:
                                      June 30,           December 31,
                                        1999                  1998
--------------------------------------------------------------------------------
Finished goods                        $ 36,872              $ 26,877
Work-in-process                          6,459                 7,779
Raw materials                            5,244                 4,546
--------------------------------------------------------------------------------
Total inventories at current costs:     48,575                39,202
(Less):
Current costs over LIFO
 stated values                          (2,204)               (2,184)
Reserve for decline in market value
 of inventories                           (600)                 (600)
--------------------------------------------------------------------------------
                                      $ 45,771              $ 36,418
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


5. PROPERTY HELD FOR RESALE
---------------------------
Property held for resale at June 30, 1999 and December 31, 1998 consists of the following:


                                 June 30,              December 31,
(in thousands)                     1999                    1998
---------------------------------------------------------------------
Location:

  Monitor Group, Cheswick, PA    $ 1,773
  Newport, KY                      1,554
  Pomeroy, OH                        729
  Marrero, LA                        615                $   615
  St. Marys, WV                      548
---------------------------------------------------------------------
Property held for resale         $ 5,219                $   615
---------------------------------------------------------------------
Less current portion               4,604
---------------------------------------------------------------------
                                 $   615                $   615
---------------------------------------------------------------------
---------------------------------------------------------------------

The Company's mass spectrometer unit, the Monitor Group, is located in Cheswick, Pennsylvania. Results to date have been well below management expectations. After a comprehensive review of Monitor Group's progress, management has decided to divest and reclassify the $1,800,000 of Monitor Group's intangible assets as held for resale. Management believes that ultimately, the disposition of Monitor Group will not materially affect the financial position or cash flows of the Company, although the outcome could be material to the reported results of operations for the period in which it occurs.

In September of 1998, the Company suspended production at its Newport, Kentucky pipe coating facility due to unfavorable market conditions. Management intends to dispose of the assets and has reclassified the machinery and equipment as assets held for resale. Management anticipates that the proceeds from such a sale will be at least $1,500,000, the net book value of such equipment.

The letter of intent which the Company signed in April, 1999 to sell its Mining Division has expired. The Company continues to explore the divestiture of this Division which is comprised principally of the Company's facilities and inventory located at Pomeroy, Ohio and St. Marys, West Virginia.

The Marrero, Louisiana location was formerly used for yard storage. Assets of the location consist of land no longer used in the Company's business. The land is currently being leased to a third party.

6. BORROWINGS
-------------
On June 30, 1999, the Company's $45,000,000 revolving credit agreement was amended and increased to $70,000,000. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from prime, to prime plus
 .25%, the CD rate plus .575% to 1.8% and the LIBOR rate plus .575% to 1.8%. Borrowings under the agreement, which expires on July 1, 2003, are secured by eligible accounts, inventory and the pledge of the Company held Dakota Minnesota & Eastern Railroad Corporation Preferred stock.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement restricts investments, indebtedness and the sale of certain assets.


7. EARNINGS PER COMMON SHARE
----------------------------
The following table sets forth the computation of basic and diluted earnings per common share:

                                      Three Months Ended      Six Months Ended
(in thousands,                              June 30,              June 30,
 except earnings per share)             1999      1998         1999     1998
--------------------------------------------------------------------------------
Numerator:
  Numerator for basic and diluted
    earnings per common share -
    net income available to common
    stockholders                       $1,238     $1,941      $1,698    $2,647
                                       =======    =======     =======   ======
Denominator:
    Weighted average shares             9,710     10,014       9,748    10,015
                                       -------    -------     -------   ------
  Denominator for basic earnings
    per common share                    9,710     10,014       9,748    10,015

Effect of dilutive securities:
    Contingent issuable shares
      pursuant to the Company's
      1997 and 1998 Incentive
      Compensation Plans                   53         18          41        12
    Employee stock options                251        198         253       205
                                       -------    -------     -------   ------
  Dilutive potential common shares        304        216         294       217

  Denominator for diluted earnings
    per common share - adjusted
    weighted average shares and
    assumed conversions                10,014     10,230      10,042    10,232
                                       =======    =======     =======   ======

Basic earnings per common share         $0.12      $0.19       $0.17     $0.26
                                       =======     ======     =======   ======

Diluted earnings per common share       $0.12      $0.19       $0.17     $0.26
                                       =======     ======     =======   ======

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

At June 30, 1999, the Company had outstanding letters of credit of approximately $2,635,000.


9. BUSINESS SEGMENTS
--------------------
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction, tubular products and portable mass spectrometers (Monitor Group). The following tables illustrates revenues and profits/(losses) of the Company by segment:


                            Three Months Ended           Six Months Ended
                              June 30, 1999               June 30, 1999

                           Net        Segment            Net          Segment
(in thousands)            Sales    Profit/(Loss)        Sales      Profit/(Loss)
--------------------------------------------------------------------------------
Rail products            $35,068        $944           $66,485          $1,155
Construction products     15,596         872            30,892             956
Tubular products           8,124         885            14,988           1,319
Monitor Group                           (467)                             (899)
--------------------------------------------------------------------------------
  Total                  $58,788      $2,234          $112,365          $2,531
================================================================================




                           Three Months Ended             Six Months Ended
                              June 30, 1998                June 30, 1998

                            Net       Segment            Net          Segment
(in thousands)             Sales    Profit/(Loss)       Sales      Profit/(Loss)
--------------------------------------------------------------------------------
Rail products            $29,364       $1,368          $56,836          $2,247
Construction products     13,143        1,050           25,110           1,547
Tubular products          16,228          995           25,951             777
Monitor Group                 26         (347)              26            (687)
================================================================================
  Total                  $58,761       $3,066         $107,923          $3,884
================================================================================

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total:

                                 Three Months Ended          Six Months Ended
                                      June 30,                   June 30,
(in thousands)                    1999       1998            1999       1998
--------------------------------------------------------------------------------
Net Profit/(Loss)
--------------------------------------------------------------------------------
Total for reportable segments       $2,234     $3,066      $2,531      $3,884
Other income                           297      1,070         657       1,403
Other unallocated amounts             (678)      (900)       (569)       (870)
================================================================================
  Income before income taxes        $1,853     $3,236      $2,619      $4,417
================================================================================

There has been no change in the measurement of segment profit/(loss) from December 31, 1998. There has been no significant change in construction or tubular segment assets from December 31, 1998. There has been a significant increase in the Rail segment's assets due to the acquisition of CXT Incorporated and increases in relay rail's inventory and transit products' accounts receivable.


10. ACQUISITIONS
----------------
On June 30, 1999, the Company acquired all of the outstanding stock of CXT Incorporated (CXT) for $17,389,000. The acquisition was accounted for as a purchase and, accordingly, the operations of CXT are included in the Consolidated Financial Statements from the date of acquisition.

The preliminary fair value of the assets acquired and liabilities assumed is as follows (in thousands):



Current assets               $ 12,190
Property, plant & equipment     5,995
Goodwill                       12,202
Other assets                      967
Current liabilities           (10,885)
Debt                           (3,080)
---------------------------------------
Purchase price               $ 17,389
=======================================


The Company expects to finalize all purchase accounting adjustments within one year of the acquisition. Any difference between the amounts reflected above and the final amounts could result in an adjustment to goodwill. Goodwill is being amortized over 15 years.

The unaudited pro forma combined historical results as if CXT had been acquired at the beginning of 1999 and 1998, respectively, are estimated to be:


                                                 Six Months Ended June 30,
(Dollars in thousands, except per share data)         1999        1998
---------------------------------------------------------------------------
Net Sales                                         $ 132,191     $ 124,349
Net Income                                            1,921         2,397
Basic Earnings per common share:                  $    0.19     $    0.23



The pro forma results presented above are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future results.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


                           Three Months Ended           Six Months Ended
                                 June 30,                   June 30,
--------------------------------------------------------------------------------
                           1999         1998           1999           1998
--------------------------------------------------------------------------------
                                     (Dollars in thousands)
Net Sales:
  Rail Products          $ 35,068   $ 29,364         $  66,485       $  56,836
  Construction Products    15,596     13,143            30,892          25,110
  Tubular Products          8,124     16,228            14,988          25,951
  Monitor Group                           26                                26
  Other                       (45)       115               161             294
--------------------------------------------------------------------------------
   Total Net Sales         58,743     58,876           112,526         108,217
================================================================================
Gross Profit:
  Rail Products             4,532      4,400             8,171           8,438
  Construction Products     3,351      2,935             5,944           5,442
  Tubular Products          1,427      2,140             2,451           3,022
  Monitor Group              (354)      (211)             (668)           (426)
 Other                       (367)      (341)             (465)           (459)
--------------------------------------------------------------------------------
   Total Gross Profit       8,589      8,923            15,433          16,017
--------------------------------------------------------------------------------
Expenses:
  Selling and Administrative
    Expenses                6,510      6,278            12,550          11,934
 Interest Expense             523        479               921           1,069
 Other (Income) Expense      (297)    (1,070)             (657)         (1,403)
--------------------------------------------------------------------------------
   Total Expenses           6,736      5,687            12,814          11,600
--------------------------------------------------------------------------------
Income Before Income Taxes  1,853      3,236             2,619           4,417
Income Tax Expense            615      1,295               921           1,770
--------------------------------------------------------------------------------
Net Income               $  1,238   $  1,941         $   1,698       $   2,647
================================================================================

Gross Profit %:
 Rail Products                13%        15%              12%              15%
 Construction Products        21%        22%              19%              22%
 Tubular Products             18%        13%              16%              12%
 Monitor Group                N/A        N/A              N/A              N/A
 Other                        N/A        N/A              N/A              N/A
   Total Gross Profit %       15%        15%              14%              15%
================================================================================

Note: Prior year segment information has been restated to be consistent with FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information".

Second Quarter 1999 Results of Operations
-----------------------------------------

Net income for the second quarter of 1999 was $1.2 million or $0.12 per share on net sales of $58.7 million. This compares to a 1998 second quarter net income of $1.9 million or $0.19 per share on net sales of $58.9 million. The 1998 income included a nonrecurring gain of $1.7 million from the sale of the Fosterweld Division and a $0.9 million write-down for a property held for sale.

Rail products' 1999 second quarter net sales were $35.1 million or an increase of 19% over the same period last year. This increase was due primarily to increased shipments of new rail and transit products, which more than offset the decline in used rail which resulted from the deferral of rail change-out projects by western railroads. Construction products' net sales increased 19% from the year earlier quarter as a result of sales generated by the Foster Geotechnical Division acquired in August of 1998. This increase exceeded the decreases in the Company's sheet piling sales and rentals which continue to suffer from lack of supply. Tubular products' sales decreased 50% from the same quarter of 1998 due to the June 1998 sale of the Company's Fosterweld Division and the closing of the Company's Newport pipe coating facility. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total Company was 15% in both the second quarters of 1999 and 1998. Rail products' gross margin percentage in the second quarter of 1999 was 13% versus 15% in the year earlier quarter. This decline is the result of a change in the mix of rail products sold. The gross margin percentage for construction products declined almost 1% in the second quarters of 1999 compared to the 1998 second quarter. The depletion of rental piling inventory is primarily the cause of this decline. Tubular products' gross margin percentage in the second quarter of 1999 increased to 18% from 13% in the same period last year, primarily due to more efficient operations at the Langfield, Texas threading facility and the halting of production of lower margin coated pipe at the Company's Newport facility.

The Monitor Group had costs and expenses totaling $0.4 million in the second quarter of 1999 compared to $0.3 million in the second quarter of 1998. No revenues were recorded in the second quarter of 1999 and 1998 second quarter revenues were negligible. See Other Matters section of the MD&A for further discussion of the Monitor Group.

Selling and administrative expenses increased 4% in the 1999 second quarter in comparison to the same period last year principally due to expenses associated with the operation of the Company's Geotechnical Division, acquired in August 1998. Interest expense increased 9% over the year earlier quarter due to an increase in outstanding borrowings. Other income included approximately $0.3 million of accrued interest and dividends on the DM&E notes and stock. The provision for income taxes was recorded at 33% in the second quarter of 1999, due to the implementation of certain tax planning strategies, compared to 40% in the 1998 second quarter.


First Six Months of 1999 Results of Operations
----------------------------------------------

Net income for the first six months of 1999 was $1.7 million or $0.17 per share on net sales of $112.5 million. This compares to a net income of $2.6 million or $0.26 per share on net sales of $108.2 million for the same period last year.

Rail products' net sales in the first half of 1999 were $66.5 million or 17% higher than sales in the first half of 1998. This increase is attributable to higher volume sales of new rail. Construction products' year to date net sales increased 23% from the first six months of 1998 as a result of sales generated by the Foster Geotechnical Division acquired in August of 1998. Net sales of tubular products declined 42% in the first half of 1999 compared to the first half of 1998 due primarily to the sale of the Company's Fosterweld Division and the closing of the Newport pipe coating facility.

The gross margin percentage for the Company in the first six months of 1999 was 14% compared to 15% in the prior year. Rail products' gross margin percentage declined to 12% from 15% primarily due to a change in the mix of rail products sold. During the first half of 1999, the gross margin percentage for Construction products declined to 19% from 22%. The depletion of rental piling inventory was the primary reason for this decline. Tubular products' gross margin percentage improved to 16% from 12% as a result of more efficient operations at the Langfield threading facility and the closing of the Newport pipe coating facility.

Selling and administrative expenses for the first half of 1999 increased 5% from the first half of 1998, primarily due to the operating expenses associated with the Company's Geotechnical Division, acquired in August 1998. Interest expense declined 14% due to the paydown of the Company's revolving credit borrowings with funds received from the sale of its Fosterweld facility. The provision for income taxes is recorded at 35% for the first half of 1999, due to the implementation of certain tax planning strategies, versus 40% in the same period last year.


Liquidity and Capital Resources
-------------------------------

The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. During the first six months of 1999 the average turnover rate for accounts receivable was lower than during the same period last year due to slower collections on certain rail and construction products' sales. The average turnover rate for inventory was higher in 1999 than in 1998, primarily in coated pipe and new rail products. Working capital at June 30, 1999 was $64.8 million compared to $54.9 million at December 31, 1998.

Year to date, the Company had total non-acquisition capital expenditures of $1.4 million. In addition, the Company completed the 500,000 share buy-back of its' common stock in January 1999. The cost of this program which commenced in 1997, was $2.8 million. During the first quarter of 1999, the Company announced another program to purchase up to an additional 1,000,000 shares. As of June 30, 1999, 225,298 shares had been purchased under this program at a cost of $1.3 million. Capital expenditures in 1999, excluding acquisitions, are expected to be approximately $5.5 million. This includes the planned creation of a $2.8 million piling storage yard near the Chaparral plant in Richmond, Virginia and the $1.0 million purchase of a welded rail delivery train. The acquisition of CXT Incorporated resulted in a $17.4 million purchase of stock and the assumption of $8.2 million of bank debt. Capital expenditures in 1999, excluding acquisitions, are anticipated to be funded by cash flows from operations.

Total revolving credit agreement borrowings at June 30, 1999 were $58.2 million, or an increase of $45.9 million from the end of the prior year. At June 30, 1999 the Company had $9.2 million in unused borrowing commitment. Outstanding letters of credit at June 30, 1999 were $2.6 million. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

In connection with the previously announced acquisition of CXT Incorporated and the plant investment and working capital associated with the Chaparral piling sales buildup, the Company increased its revolving credit agreement to $70.0 million. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from prime, to prime plus .25%, the CD rate plus .575% to 1.8% and the LIBOR rate plus .575% to 1.8%. Borrowings under the agreement, which expires on July 1, 2003, are secured by eligible accounts, inventory and the pledge of the Company held Dakota Minnesota & Eastern Railroad Corporation Preferred stock.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement restricts investments, indebtedness and the sale of certain assets.


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

Other Matters
-------------

In May 1998, the Company acquired the assets of the Monitor Group for $2.5 million, of which $2.2 million was allocated to intangible assets. In addition, the Company has cumulatively funded operating and development expenses totaling $2.7 million at June 30, 1999, including $0.5 million for amortization of intangibles. Results to date have been well below management expectations. After a comprehensive review of Monitor Group's progress, management has decided to divest and reclassify the $1.8 million of Monitor Group's assets as held for resale. Management believes that ultimately, the disposition of Monitor Group will not materially affect the financial position or cash flows of the Company, although the outcome could be material to the reported results of operations for the period in which it occurs.

In September of 1998, the Company suspended production at its Newport, Kentucky pipe coating facility due to unfavorable market conditions. Management intends to dispose of the assets and has reclassified the machinery and equipment as assets held for resale. Management anticipates that the proceeds from such a sale will be at least $1.5 million, the net book value of such equipment.

The letter of intent which the Company signed in April, 1999 to sell its Mining Division has expired. The Company continues to explore the divestiture of this Division which is comprised principally of the Company's facilities and inventory located at Pomeroy, Ohio and St. Marys, West Virginia.

On June 30, 1999, the Company acquired CXT Incorporated (CXT). Based in Spokane, Washington, CXT is a manufacturer of engineered prestressed and precast concrete products primarily used in the railroad and transit industries. The addition of CXT is viewed by management as an opportunity to vertically integrate the Company's transit products segment and to increase the Company's product offerings to Class I railroads.

In August 1999, the Company executed an agreement to sell, subject to certain contingencies, an undeveloped 62 acre portion of a 127 acre Houston, Texas property for approximately $2.0 million. The sale, if consummated, is expected to be completed by year end and will not have a material impact on the Company's earnings.

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


Outlook
-------

Since March 1997, the Company had not had a domestic sheet piling supplier. Revenues from piling products declined and continue to be at reduced levels as the Company's remaining piling inventory is liquidated. The Company, however, has become Chaparral Steel's exclusive North American distributor of steel sheet piling and "H" bearing pile. Chaparral's new Richmond, Virginia facility recently commenced operations and expects to make H-bearing pile available in the third quarter of 1999, and steel sheet piling ready for sale in the fourth quarter of 1999.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. As of June 30, the Company has provided $9.7 million of working capital to this supplier in the form of loans and progress payments. If, for any reason, this supplier is unable to perform, the Company could experience a short-term negative effect on earnings.

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

Although backlog is not necessarily indicative of future operating results, total Company backlog at June 30, 1999, excluding the recently acquired CXT backlog, was approximately $105.5 million. The following table provides the backlog by business segment:


                                                   Backlog
------------------------------------------------------------------------------
                                     June 30,                    December 31,
                                 1999       1998                     1998
------------------------------------------------------------------------------
                                              (Dollars in thousands)
Rail Products                  $ 63,293   $ 51,155                 $ 62,481
Construction Products            39,548     25,115                   42,542
Tubular Products
  excluding Fosterweld            2,620      7,776                    3,541
Fosterweld                                      58
Monitor Group                                   34
------------------------------------------------------------------------------
                Total          $105,461   $ 84,138                 $108,564
==============================================================================


Market Risk and Risk Management Policies
----------------------------------------

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does not hedge the cash flows of operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction.

As of June 30, 1999, the Company had outstanding foreign currency forward contracts to purchase $0.3 million Canadian for $0.2 million US.

The Company is also exposed to changes in interest rates primarily from its long-term debt arrangements. The Company uses interest rate derivative instruments to manage exposure to interest rate changes.

The Company has entered into an interest rate swap agreement as the fixed rate payor to reduce the impact of changes in interest rates on a portion of its revolving borrowings. At June 30, 1999 the swap agreement had a notional value of $8,000,000 at 5.48%, and expires in January 2001. The swap agreement's floating rate is based on LIBOR. Any amounts paid or received under the agreement are recognized as adjustments to interest expense. Neither the fair market value of the agreement nor the interest expense adjustments associated with the agreement has been material.


Forward-Looking Statements
--------------------------

Statements relating to the potential value or viability of the DM&E or the Project, or management's belief as to such matters, are forward-looking statements and are subject to numerous contingencies and risk factors. The Company has based its assessment on information provided by the DM&E and has not independently verified such information. In addition to matters mentioned above, factors which can adversely affect the value of the DM&E, its ability to complete the Project or the viability of the Project include the following: labor disputes, any inability to obtain necessary environmental and government approvals for the Project in a timely fashion, the expense of environmental mitigation measures required by the Surface Transportation Board, an inability to obtain financing for the Project, competitor's response to the Project, market demand for coal or electricity and changes in environmental laws and regulations.

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


                            PART II OTHER INFORMATION
                            -------------------------

Item 1. LEGAL PROCEEDINGS

See Note 8, "Commitments and Contingent Liabilities", to the Condensed Consolidated Financial Statements.

Item 4. RESULTS OF VOTES OF SECURITY HOLDERS

At the Company's annual meeting on May 20, 1999, the following individuals were elected to the Board of Directors:

                             For                       Withheld
      Name                   Election                  Authority
      ----                   --------                  ---------
      L. B. Foster II        9,266,273                 156,861
      Henry J. Massman IV    9,267,073                 156,061
      John W. Puth           9,266,973                 156,161
      William H. Rackoff     9,267,073                 156,061
      Richard L. Shaw        9,267,073                 156,061

The stockholders also voted to approve the 1998 Long-Term Incentive Plan:

                             Against
      For Approval           Approval                  Abstained
      ------------           --------                  ---------
      7,428,195              1,665,449                 329,490


Additionally, the shareholders voted to approve Ernst & Young, LLP as the Company's independent auditors for the fiscal year ended December 31, 1999. The following table sets forth the results of the vote for independent auditors:

                             Against
      For Approval           Approval                  Abstained
      ------------           --------                  ---------
      9,279,568              26,021                     42,276

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

  *  4.1      Third Amended and Restated Loan Agreement by and among the
              Registrant and Mellon Bank, N.A., PNC Bank, National Association, and First Union National Bank dated as of June 30, 1999.

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

    10.20 Asset Purchase Agreement, dated June 5, 1998, by and among the Registrant and Northwest Pipe Company, filed as Exhibit 10.0 to

              Form 8-K on June 18, 1998.

    10.21 Stock Purchase Agreement dated June 3, 1999, by and among the Registrant and the shareholders of CXT Incorporated, filed as
              Exhibit 10.0 to Form 8-K on July 14, 1999.

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



  b)  Reports on Form 8-K

      On July 14, 1999 the Registrant filed a Current Report on Form 8-K announcing the June 30, 1999 purchase of all outstanding stock of CXT Incorporated.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                L.B. FOSTER COMPANY
                                                    (Registrant)


Date: August 13, 1999                          By /s/ Roger F. Nejes
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