Form 10-Q
period 1999-09-30
FOSTER L B CO
filed 1999-11-15
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    September 30, 1999

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

    Class                                 Outstanding at November 1, 1999

 Common Stock, Par Value $.01                   9,580,640 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX


PART I.  Financial Information                                    Page

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets                2

               Condensed Consolidated Statements of Income          3

               Condensed Consolidated Statements of Cash Flows      4

               Notes to Condensed Consolidated
               Financial Statements                                 5

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations       11


PART II.  Other Information

    Item 1.    Legal Proceedings                                   18

    Item 6.    Exhibits and Reports on Form 8-K                    18

Signature                                                          21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      L.B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                    September 30,   December 31,
                                                         1999            1998
                                                    -------------   -----------
ASSETS                                               (unaudited)
Current Assets:
 Cash and cash equivalents .....................      $     973       $     874
 Accounts and notes receivable:
   Trade .......................................         53,718          46,510
   Other .......................................          1,218             801
                                                    -------------   -----------
                                                         54,936          47,311

 Inventories ...................................         47,019          36,418
 Current deferred tax assets ...................            115
 Other current assets ..........................          1,781             614
 Property held for resale ......................          9,148
                                                    -------------   -----------
   Total Current Assets ........................        113,972          85,217
                                                    -------------   -----------
Property, Plant & Equipment - at cost ..........         54,792          43,573
Less Accumulated Depreciation ..................        (21,433)        (23,128)
                                                    -------------   -----------
                                                         33,359          20,445

Property Held for Resale .......................            615             615
Other Assets:
 Goodwill and intangibles ......................          3,496           5,666
 Investments ...................................          7,693           1,693
 Other assets ..................................          6,051           5,798
                                                    -------------   -----------
   Total Other Assets ..........................         17,240          13,157

TOTAL ASSETS ...................................      $ 165,186       $ 119,434
                                                    =============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
 Current maturities of long-term debt ............      $  1,080       $  1,098
 Short-term borrowings ...........................        11,120          2,275
 Accounts payable ................................        25,850         19,667
 Accrued payroll and employee benefits ...........         3,807          4,498
 Current deferred tax liabilities ................           704            334
 Other accrued liabilities .......................         1,669          2,454
                                                    -------------   -----------
  Total Current Liabilities ......................        44,230         30,326
                                                    -------------   -----------
Long-Term Borrowings .............................        40,000         10,000
Other Long-Term Debt .............................         4,038          3,829
Deferred Tax Liabilities .........................           678            678
Other Long-Term Liabilities ......................         1,550          1,107

Stockholders' Equity:
 Common stock ....................................           102            102
 Paid-in capital .................................        35,377         35,431
 Retained earnings ...............................        42,552         40,002
 Treasury stock ..................................        (3,364)        (2,046)
 Accumulated other comprehensive income ..........            23              5
                                                    -------------   -----------
  Total Stockholders' Equity .....................        74,690         73,494
                                                    -------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........    $165,186       $119,434
                                                    =============   ===========

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)


                                   Three Months              Nine Months
                                      Ended                     Ended
                                  September 30,              September 30,
                               ----------------------    ----------------------
                                 1999         1998         1999         1998
                               ---------    ---------    ---------    ---------
                                                  (unaudited)

Net Sales ..................   $  63,073    $  50,368    $ 175,599    $ 158,585
                               ---------    ---------    ---------    ---------
Costs and Expenses:
 Cost of Goods Sold ........      53,359       43,155      150,452      135,355
 Selling and Administrative
   Expenses ................       7,359        5,849       19,909       17,783
 Interest Expense ..........       1,237          308        2,158        1,377
 Other Income ..............        (234)        (130)        (891)      (1,533)
                               ---------    ---------    ---------    ---------
                                  61,721       49,182      171,628      152,982
                               ---------    ---------    ---------    ---------
Income Before Income Taxes .       1,352        1,186        3,971        5,603

Income Tax Expense .........         500          473        1,421        2,243
                               ---------    ---------    ---------    ---------
Net Income .................   $     852    $     713    $   2,550    $   3,360
                               =========    =========    =========    =========

Basic Earnings Per Common
  Share ....................   $    0.09    $    0.07    $    0.26    $    0.33
                               =========    =========    =========    =========
Diluted Earnings Per Common
  Share ....................   $    0.09    $    0.07    $    0.26    $    0.33
                               =========    =========    =========    =========
Cash Dividend per Common
  Share                        $            $            $            $
                               =========    =========    =========    =========

See Notes to Condensed Consolidated Financial Statements.

                      L.B. Foster Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                                                Nine Months
                                                            Ended September 30,
                                                             1999        1998
                                                           --------    --------
Cash Flows from Operating Activities:                           (unaudited)
 Net income ............................................   $  2,550    $  3,360
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
  Deferred income taxes ................................       (288)        520
  Depreciation and amortization ........................      2,730       2,197
  Loss (gain) on sale of property, plant & equipment ...         72      (1,271)
Change in operating assets and liabilities:
 Accounts receivable ...................................      2,364      10,499
 Inventories ...........................................     (8,675)     (1,196)
 Property held for resale ..............................        (18)        200
 Other current assets ..................................     (1,008)       (128)
 Other non-current assets ..............................      1,133        (494)
 Accounts payable ......................................      1,988       7,492
 Accrued payroll and employee benefits .................     (1,388)        830
 Other current liabilities .............................       (785)        (36)
 Other liabilities .....................................        443        (215)
                                                           --------    --------
Net Cash (Used) Provided by Operating Activities .......       (882)     21,758
                                                           --------    --------
Cash Flows from Investing Activities:
 Proceeds from sale of property, plant and equipment ...        206         687
 Proceeds from sale of Fosterweld ......................                  7,258
 Capital expenditures on property, plant and equipment .     (3,727)     (1,953)
 Purchase of DM&E stock ................................     (6,000)
 Acquisition of business ...............................    (17,389)     (3,774)
                                                           --------    --------
Net Cash (Used) Provided by Investing Activities .......    (26,910)      2,218
                                                           --------    --------
Cash Flows from Financing Activities:
 Proceeds (repayments) from issuance of revolving
  credit agreement borrowings ..........................     38,845     (22,111)
 CXT debt repayment ....................................     (8,845)
 Proceeds from Industrial Revenue Bond .................                  2,045
 Exercise of stock options and stock awards ............        329         308
 Treasury share transactions ...........................     (1,702)       (909)
 Repayments of other long-term debt ....................       (749)       (972)
                                                           --------    --------
Net Cash Provided (Used) by Financing Activities .......     27,878     (21,639)
                                                           --------    --------

Effect of exchange rate changes on cash ................         13

Net Increase in Cash and Cash Equivalents ..............         99       2,337

Cash and Cash Equivalents at Beginning of Period .......        874       1,156
                                                           --------    --------
Cash and Cash Equivalents at End of Period .............   $    973    $  3,493
                                                           ========    ========
Supplemental Disclosures of Cash Flow Information:
Interest Paid ..........................................   $  1,274    $  1,488
                                                           ========    ========
Income Taxes Paid ......................................   $  2,261    $  1,578
                                                           ========    ========


During 1999 and 1998, the Company financed the purchase of certain capital expenditures and maintenance agreements totaling $1,056,000 and 336,000, respectively, through the issuance of capital leases.

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


2. ACCOUNTING PRINCIPLES

Financial Accounting Standards Board Statement (FASB) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative financial instruments and hedging activities. In June 1999, FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of the Effective Date of FASB Statement No. 133" was issued. This statement delays the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement will be adopted by the Company in 2001 and is not expected to have a material effect on the consolidated financial statements.


3. ACCOUNTS RECEIVABLE

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at September 30, 1999 and December 31, 1998 have been reduced by an allowance for doubtful accounts of $(1,528,000) and $(1,438,000), respectively. Bad debt expense was $100,000 and $34,000 for the nine month periods ended September 30, 1999 and 1998, respectively.

4. INVENTORIES

Inventories of the Company at September 30, 1999 and December 31, 1998 are summarized as follows in thousands:

                                                   September 30,    December 31,
                                                        1999            1998
                                                       --------        --------
Finished goods .................................       $ 34,014        $ 26,877
Work-in-process ................................         11,039           7,779
Raw materials ..................................          4,840           4,546
                                                       --------        --------
Total inventories at current costs: ............         49,893          39,202
(Less):
Current costs over LIFO
 stated values .................................         (2,274)         (2,184)
Reserve for decline in market value
 of inventories ................................           (600)           (600)
                                                       --------        --------
                                                       $ 47,019        $ 36,418
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


5. PROPERTY HELD FOR RESALE

Property held for resale at September 30, 1999 and December 31, 1998 consists of the following:


                                                September 30,     December 31,
(in thousands)                                      1999              1998
-------------------------------------------------------------------------------
Location:

  Real Estate, Doraville, GA .....................   $3,055
  Monitor Group, Cheswick, PA ....................    1,773
  Coated Pipe Assets, Newport, KY ................    1,528
  Real Estate, Langfield, TX .....................    1,500
  Mining Division Assets, Pomeroy, OH ............      744
  Real Estate, Marrero, LA .......................      615         $  615
  Mining Division Assets, St. Marys, WV ..........      548
                                                     ------         ------
Property held for resale .........................   $9,763         $  615
                                                     ------         ------

Less current portion .............................    9,148
                                                     ------         ------
                                                     $  615         $  615
                                                     ======         ======

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

The Company continues to explore the divestiture of its Mining Division which is comprised principally of the Company's facilities and inventory located at Pomeroy, Ohio and St. Marys, West Virginia.

In August 1999, the Company executed an agreement to sell, subject to certain contingencies, an undeveloped 62 acre portion of a 127 acre Houston, Texas property for approximately $2.0 million. The sale, if consummated, is expected to be completed by year end and will not have a material impact on the Company's earnings.

In August 1999, the Company executed a letter of intent for the sale of real estate located in Doraville, Georgia for approximately $3.2 million. This real estate includes one building and approximately 28 acres of land.

The Marrero, Louisiana location was formerly used for yard storage. Assets of the location consist of land no longer used in the Company's business.

6. BORROWINGS

On June 30, 1999, the Company's $45,000,000 revolving credit agreement was amended and increased to $70,000,000. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from prime, to prime plus
 .25%, the CD rate plus .575% to 1.8% and the LIBOR rate plus .575% to 1.8%. Borrowings under the agreement, which expires on July 1, 2003, are secured by eligible accounts receivable, inventory and the pledge of the Company held Dakota Minnesota & Eastern Railroad Corporation Preferred stock.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement restricts investments, indebtedness and the sale of certain assets.

7. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                 Three Months Ended          Nine Months Ended
(in thousands,                      September 30,              September 30,
  except earnings per share)      1999       1998            1999         1998
-------------------------------------------------------------------------------
Numerator:
  Numerator for basic and
    diluted earnings per
    common share - net income
    available to common
    stockholders                  $  852    $  713         $2,550       $3,360
                                  =======   =======        =======      =======
Denominator:
    Weighted average shares        9,581    10,003          9,692       10,003
                                  -------   -------        -------      -------
  Denominator for basic
    earnings per common share      9,581    10,003          9,692       10,003

Effect of dilutive securities:
    Contingent issuable shares
      pursuant to the Company's
      1997 and 1998 Incentive
      Compensation Plans              53        18             45           14
    Employee stock options           272       195            252          210
                                   ------   -------        -------      -------
  Dilutive potential common
    shares                           325       213            297          224
  Denominator for diluted
    earnings per common share
    - adjusted weighted average
    shares and assumed conversions  9,906   10,216          9,989       10,227
                                   =======  =======        =======      =======

Basic earnings per common share     $0.09    $0.07          $0.26        $0.33
                                   =======  =======        =======      =======
Diluted earnings per common share   $0.09    $0.07          $0.26        $0.33
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

At September 30, 1999, the Company had outstanding letters of credit of approximately $2,635,000.


9. BUSINESS SEGMENTS


The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction, tubular products and portable mass spectrometers (Monitor Group). The following tables illustrate revenues and profits/(losses) of the Company by segment:

                          Three Months Ended            Nine Months Ended
                          September 30, 1999            September 30, 1999

                        Net          Segment         Net            Segment
(in thousands)         Sales      Profit/(Loss)     Sales        Profit/(Loss)
-------------------------------------------------------------------------------
Rail products          $39,636          $1,118       $106,121        $2,273
Construction products   17,304             419         48,196         1,375
Tubular products         5,988             503         20,976         1,822
Monitor Group               48            (337)            48        (1,236)
-------------------------------------------------------------------------------
  Total                $62,976          $1,703       $175,341        $4,234
===============================================================================




                          Three Months Ended            Nine Months Ended
                          September 30, 1998           September 30, 1998

                         Net            Segment          Net         Segment
(in thousands)          Sales        Profit/(Loss)      Sales     Profit/(Loss)
-------------------------------------------------------------------------------
Rail products          $26,113          $1,464        $82,949        $3,710
Construction products   13,063            (701)        38,173           847
Tubular products        11,243             731         37,194         1,507
Monitor Group                             (343)            26        (1,030)
===============================================================================
  Total                $50,419          $1,151       $158,342        $5,034
===============================================================================

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total:


                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
(in thousands)                      1999        1998       1999         1998
-------------------------------------------------------------------------------
Net Profit/(Loss)
-------------------------------------------------------------------------------
Total for reportable segments      $1,703       $1,151     $4,234     $5,034
Cost of capital for reportable
  segments                          3,062        2,340      8,113      7,582
Interest expense                   (1,237)        (308)    (2,158)    (1,377)
Other income                          234          130        891      1,533
Corporate expense and other
  unallocated charges              (2,410)      (2,127)    (7,109)    (7,169)
===============================================================================
  Income before income taxes       $1,352       $1,186     $3,971     $5,603
===============================================================================

There has been no change in the measurement of segment profit/(loss) from December 31, 1998. There has been no significant change in the Construction or Monitor segment assets from December 31, 1998. The Rail segment's assets have increased primarily due to the addition of CXT Incorporated (See Note 10). Increases in relay rail's inventory and transit products' accounts receivable also contributed to the asset increase. The Tubular segment's inventory and accounts receivable have decreased due to the closing of the Newport facility.

10. ACQUISITIONS

On June 30, 1999, the Company acquired all of the outstanding stock of CXT Incorporated (CXT) for $17,389,000. After post closing adjustments, the purchase price should increase by approximately $125,000. The acquisition was accounted for as a purchase and, accordingly, the operations of CXT are included in the Consolidated Financial Statements from the date of acquisition.

The preliminary fair value of the assets acquired and liabilities assumed is as follows (in thousands):



Current assets ..........................................  $ 12,190
Property, plant & equipment .............................    18,197
Other assets ............................................       967
Bank debt - current portion .............................    (5,765)
Other current liabilities ...............................    (5,120)
Bank debt - long-term ...................................    (3,080)
                                                           --------
Purchase price ..........................................  $ 17,389
                                                           ========


The Company expects to finalize all purchase accounting adjustments within one year of the acquisition.

The unaudited pro forma combined historical results as if CXT had been acquired at the beginning of 1999 and 1998, respectively, are estimated to be:



                                               Nine Months Ended September 30,
                                                      1999        1998
(Dollars in thousands, except per share data)
---------------------------------------------------------------------------
Net Sales                                         $ 195,264     $ 183,254
Net Income                                            2,755         2,900
Basic Earnings per share:                         $    0.28     $    0.29



The pro forma results presented above are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future results.

          Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


                           Three Months Ended           Nine Months Ended
                              September 30,               September 30,
                           1999         1998           1999           1998
------------------------------------------------------------------------------
                                (Unaudited, dollars in thousands)
Net Sales:
  Rail Products          $ 39,636   $ 26,113         $ 106,121       $  82,949
  Construction Products    17,304     13,063            48,196          38,173
  Tubular Products          5,988     11,243            20,976          37,194
  Monitor Group                48                           48              26
  Other                        97        (51)              258             243
                           ------     ------            ------         -------
   Total Net Sales         63,073     50,368           175,599         158,585
                           ======     ======           =======         =======

Gross Profit:
  Rail Products             6,177      4,324            14,348          12,762
  Construction Products     2,993      1,665             8,937           7,110
  Tubular Products            969      1,644             3,420           4,666
  Monitor Group              (250)      (235)             (918)           (661)
 Other                       (175)      (185)             (640)           (647)
                           ------     ------            ------         -------
   Total Gross Profit       9,714      7,213            25,147          23,230
                           ------     ------            ------         -------

Expenses:
  Selling and Administrative
    Expenses                7,359      5,849            19,909          17,783
 Interest Expense           1,237        308             2,158           1,377
 Other (Income) Expense      (234)      (130)             (891)         (1,533)
                           ------     ------            ------         -------
   Total Expenses           8,362      6,027            21,176          17,627
                           ------     ------            ------         -------
Income Before Income Taxes  1,352      1,186             3,971           5,603
Income Tax Expense            500        473             1,421           2,243
                           ------     ------            ------         -------
Net Income               $    852   $    713         $   2,550       $   3,360
                           ======     ======           =======         =======

Gross Profit %:
 Rail Products              15.6%      16.6%            13.5%            15.4%
 Construction Products      17.3%      12.7%            18.5%            18.6%
 Tubular Products           16.2%      14.6%            16.3%            12.5%
 Monitor Group                N/A        N/A              N/A              N/A
 Other                        N/A        N/A              N/A              N/A
   Total Gross Profit %     15.4%      14.3%            14.3%            14.6%
                           ======     ======           =======         =======

Note: Prior year segment information has been restated to be consistent with FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information".

THIRD QUARTER 1999 RESULTS OF OPERATIONS

Net income for the third quarter of 1999 was $0.9 million or $0.09 per share on net sales of $63.1 million. This compares to a 1998 third quarter net income of $0.7 million or $0.07 per share on net sales of $50.4 million.

Rail products' 1999 third quarter net sales were $39.6 million or an increase of 51.8% over the same period last year. This increase was due primarily to sales by the recently acquired CXT Incorporated (CXT) and an increase in shipments of transit products. Construction products' net sales increased 32.5% from the year earlier quarter as a result of "H" bearing pile becoming available for sale, a 100% increase in shipments of Precise fabricated products, and sales generated by the Foster Geotechnical Division, acquired in August of 1998. This increase offset the decline in the Company's sheet piling sales and rentals which continue to suffer from lack of supply. Tubular products' sales decreased 46.8% from the same quarter of 1998 due to the closing of the Company's Newport pipe coating facility in September, 1998. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total Company was 15.4% in the third quarter of 1999 and 14.3% for the same period of 1998. Rail products' gross margin percentage in the third quarter of 1999 was 15.6% versus 16.6% in the year earlier quarter. This decline is the result of a change in the mix of rail products sold. The gross margin percentage for construction products climbed to 17.3% in the third quarter of 1999 compared to 12.7% in the 1998 third quarter, which was negatively impacted by a $0.9 million provision for losses on certain sign structure contracts. Tubular products' gross margin percentage increased to 16.2% from 14.6% in the year earlier quarter, primarily due to the halting of production of lower margin coated pipe at the Company's Newport facility.

The Monitor Group had costs and expenses totaling $0.3 million in the third quarters of 1999 and 1998. Revenues for the third quarter of 1999 were negligible and no revenues were recorded in the third quarter of 1998. See Other Matters section of the MD&A for further discussion of the Monitor Group.

Selling and administrative expenses increased 25.8% in the 1999 third quarter in comparison to the same period last year principally due to expenses associated with the operation of CXT, acquired in June 1999. Interest expense increased over the year earlier quarter due primarily to an increase in outstanding borrowings for the acquisition of CXT. Other income included approximately $0.3 million of accrued interest and dividends on the Dakota, Minnesota and Eastern Railroad, (DM&E) notes and stock. The provision for income taxes was recorded at 37.0% in the third quarter of 1999, due to the implementation of tax planning strategies, compared to 39.9% in the 1998 third quarter.


FIRST NINE MONTHS OF 1999 RESULTS OF OPERATIONS

Net income for the first nine months of 1999 was $2.6 million or $0.26 per share on net sales of $175.6 million. This compares to a net income of $3.4 million or $0.33 per share on net sales of $158.6 million for the same period last year.

Rail products' net sales for the first nine months of 1999 were $106.1 million or 27.9% higher than sales in the same period of 1998. This increase is attributable to higher volume sales of new rail and transit products, as well as additional sales from the recently acquired CXT subsidiary. Construction products' year to date net sales increased 26.3% from the same period of 1998, primarily as a result of sales generated by the Foster Geotechnical Division acquired in August of 1998. Net sales of tubular products declined 43.6% in 1999 compared to the first nine months of 1998 due primarily to the sale of the Company's Fosterweld Division and the closing of the Newport pipe coating facility.

The gross margin percentage for the Company in the first nine months of 1999 is 14.3% compared to 14.6% in the prior year. Rail products' gross margin percentage declined to 13.5% from 15.4% primarily due to a change in the mix of rail products sold. The gross margin percentage for construction products remained near 18.5% during the first nine months of both 1999 and 1998. Tubular products' gross margin percentage improved to 16.3% from 12.5% as a result of more efficient operations at the Langfield threading facility and the closing of the Newport pipe coating facility.

Selling and administrative expenses for 1999 increased 12.0% from the first nine months of 1998, primarily due to the operating expenses associated with CXT and the Company's Geotechnical Division, acquired in June 1999 and August 1998, respectively. Interest expense increased 56.7% due to an increase in outstanding borrowings for the acquisition of CXT. The provision for income taxes is recorded at 35.8% for the first nine months of 1999, due to the implementation of tax planning strategies, versus 40.0% in the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. During the first nine months of 1999 the average turnover rate for accounts receivable was lower than during the same period last year due to slower collections of certain rail and construction and tubular products' sales. The average turnover rate for inventory was higher in 1999 than in 1998, primarily for coated pipe products. Working capital at September 30, 1999 was $69.7 million compared to $54.9 million at December 31, 1998.

The Company completed the 500,000 share buy-back of its' common stock in January 1999. The cost of this program which commenced in 1997, was $2.8 million. During the first quarter of 1999, the Company announced another program to purchase up to an additional 1,000,000 shares. As of September 30, 1999, 225,298 shares had been purchased under this program at a cost of $1.3 million.

Year to date, the Company had total non-acquisition capital expenditures, including capital leases, of $4.7 million. Capital expenditures in 1999, excluding acquisitions, are expected to be approximately $6.9 million. This includes the creation of a $2.8 million piling storage yard near the Chaparral plant in Richmond, Virginia and the $1.0 million purchase of a welded rail delivery train. The acquisition of CXT included a $17.4 million purchase of stock and the assumption of $8.2 million of bank debt. Capital expenditures in 1999, excluding acquisitions, are anticipated to be funded by cash flows from operations.

Total revolving credit agreement borrowings at September 30, 1999 were $51.1 million, or an increase of $38.8 million from the end of the prior year. At September 30, 1999 the Company had $16.2 million in unused borrowing commitment. Outstanding letters of credit at September 30, 1999 were $2.6 million.

Management believes its internal and external sources of funds are adequate to meet anticipated needs.

In connection with the plant investment and anticipated working capital associated with the Chaparral piling sales program, and the acquisition of CXT, the Company increased its revolving credit agreement to $70.0 million. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from prime, to prime plus .25%, the CD rate plus .575% to 1.8% and the LIBOR rate plus .575% to 1.8%. Borrowings under the agreement, which expires on July 1, 2003, are secured by eligible accounts, inventory and the pledge of the Company's DM&E Preferred stock.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement restricts investments, indebtedness and the sale of certain assets.

DAKOTA, MINNESOTA & EASTERN RAILROAD

The Company maintains a significant investment in the DM&E, a privately held, regional railroad which operates over 1,100 miles of track in five states.

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

The DM&E announced in June 1997 that it plans to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of existing track (the "Project"). The DM&E has also announced that the estimated cost of this project is $1.4 billion. Morgan Stanley & Co., Inc., was retained by the DM&E to assist in identifying strategic partners or potential acquirers of all or a portion of the equity of the DM&E.

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

OTHER MATTERS

In May 1998, the Company acquired the assets of the Monitor Group for $2.5 million, of which $2.2 million was allocated to intangible assets. In addition, the Company has cumulatively funded operating and development expenses totaling $3.0 million at September 30, 1999, including $0.5 million for amortization of intangibles. Results to date have been well below management expectations. After a comprehensive review of Monitor Group's progress, management has decided to divest and reclassify the $1.8 million of Monitor Group's assets as held for resale. Management believes that ultimately, the disposition of Monitor Group will not materially affect the financial position or cash flows of the Company, although the outcome could be material to the reported results of operations for the period in which it occurs.

In September of 1998, the Company suspended production at its Newport, Kentucky pipe coating facility due to unfavorable market conditions. Management intends to dispose of the assets and has reclassified the machinery and equipment as assets held for resale.

The Company continues to explore the divestiture of its Mining Division which is comprised principally of the Company's facilities and inventory located at Pomeroy, Ohio and St. Marys, West Virginia.

On June 30, 1999, the Company acquired CXT. Based in Spokane, Washington, CXT is a manufacturer of engineered prestressed and precast concrete products primarily used in the railroad and transit industries. The addition of CXT is viewed by management as an opportunity to vertically integrate the Company's transit products segment and to increase the Company's product offerings to Class I railroads.

In August 1999, the Company executed an agreement to sell, subject to certain contingencies, an undeveloped 62 acre portion of a 127 acre Houston, Texas property for approximately $2.0 million. The sale, if consummated, is expected to be completed by year end and will not have a material impact on the Company's earnings.

In August 1999, the Company signed a letter of intent for the sale of real estate located in Doraville, Georgia for approximately $3.2 million. This real estate includes one building and approximately 28 acres of land.

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


OUTLOOK

Revenues from piling products declined following the closure of Bethlehem's structural mill, and continue to be at reduced levels as the Company's remaining sheet piling inventory is liquidated. The Company has become Chaparral Steel's exclusive North American distributor of steel sheet piling and "H" bearing pile. Shipments of "H" bearing pile began very late in the third quarter from Chaparral's new Richmond, Virginia facility while steel sheet piling production is not expected until March of next year.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. As of September 30, the Company has provided $10.9 million of working capital to this supplier in the form of loans and progress payments. If, for any reason, this supplier is unable to perform, the Company could experience a short-term negative effect on earnings.

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

Although backlog is not necessarily indicative of future operating results, total Company backlog at September 30, 1999 was approximately $166.3 million. The following table provides the backlog by business segment:


                                                   Backlog
                                     September 30,         December 31,
 (Dollars in thousands)            1999         1998           1998
                                 --------    --------        --------
(1) Rail Products ............... $121,367    $ 58,518        $ 62,481
    Construction Products .......   43,351      22,585          42,542
    Tubular Products
      excluding Fosterweld ......    1,543       6,409           3,541
    Fosterweld ..................                   19
    Monitor Group
                                  --------    --------        --------
          Total Backlog ......... $166,261    $ 87,531        $108,564
                                  ========    ========        ========


(1) September 1999 includes $68.4 million associated with the recent acquisition of CXT.


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

As of September 30, 1999, the Company had outstanding foreign currency forward contracts to purchase $0.15 million Canadian for $0.10 million US.

The Company is also exposed to changes in interest rates primarily from its long-term debt arrangements. The Company uses interest rate derivative instruments to manage exposure to interest rate changes.

The Company has entered into an interest rate swap agreement as the fixed rate payor to reduce the impact of changes in interest rates on a portion of its revolving borrowings. At September 30, 1999 the swap agreement had a notional value of $8,000,000 at 5.48%, and expires in January 2001. The swap agreement's floating rate is based on LIBOR. Any amounts paid or received under the agreement are recognized as adjustments to interest expense. Neither the fair market value of the agreement nor the interest expense adjustments associated with the agreement has been material.


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

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Additional delays in Chaparral's production of "H" bearing pile or steel sheet piling would, for example have an adverse effect on the Company's performance. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, taxes, inflation and governmental regulations. Sentences containing words such as "anticipates", "expects", or "will" generally should be considered forward-looking statements.


                            PART II OTHER INFORMATION

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

     4.1 Third Amended and Restated Loan Agreement by and among the Registrant and Mellon Bank, N.A., PNC Bank, National Association, and First Union National Bank dated as of June 30, 1999, filed as
              Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 1999.

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





                                                L.B. FOSTER COMPANY
                                                    (Registrant)


Date: November 12, 1999                          By /s/ Roger F. Nejes
     ------------------                          ---------------------
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