Form 10-K
period 1999-12-31
FOSTER L B CO
filed 2000-03-30
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITES
    EXCHANGE ACT OF 1934
    (No Fee Required)

For the Fiscal Year Ended December 31, 1999

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

       Registrant's telephone number, including area code: (412) 928-3417

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

The aggregate market value on March 16, 2000 of the voting stock held by nonaffiliates of the Company was $42,103,229. Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

        Class                                Outstanding at March 16, 2000
Common Stock, Par Value $.01                        9,599,106 Shares

Documents Incorporated by Reference:
  Portions of the Proxy Statement prepared for the 2000 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III.

                                     PART I


ITEM 1. BUSINESS

Summary Description of Businesses


L. B. Foster Company is engaged in the manufacture, fabrication and distribution of products that serve the nation's surface transportation infrastructure. As used herein, "Foster" or the "Company" means L. B. Foster Company and its divisions and subsidiaries, unless the context otherwise requires.

For rail markets, Foster provides a full line of new and used rail, trackwork, and accessories to railroads, mines and industry. The Company also designs and produces concrete ties, bonded rail joints, power rail, track fasteners, coverboards, signaling and communication devices, and special accessories for mass transit and other rail systems.

For the construction industry, the Company sells and rents steel sheet piling and H-bearing pile for foundation and earth retention requirements. In addition, Foster supplies bridge decking, expansion joints, overhead sign structures, mechanically stabilized earth wall systems and other products for highway construction and repair.

For tubular markets, the Company supplies pipe coatings for pipelines and utilities. The Company produces pipe-related products for special markets, including water wells and irrigation.

The Company classifies its activities into three business segments: rail products, construction products, and tubular products. Financial information concerning the segments is set forth in Note 20 to the financial statements included in the Company's Annual Report to Stockholders for 1999. The following table shows for the last three fiscal years the net sales generated by each of the current business segments as a percentage of total net sales.


                                             Percentage of Net Sales

                                         1999         1998         1997
------------------------------------------------------------------------------
Rail Products ........................... 61%          55%          51%
Construction Products ................... 29%          24%          25%
Tubular Products ........................ 10%          21%          24%
------------------------------------------------------------------------------
                                         100%         100%         100%
==============================================================================

RAIL PRODUCTS

L. B. Foster Company's rail products include heavy and light rail, relay rail, concrete ties, insulated rail joints, rail accessories, transit products and signaling and communication devices. The Company is a major rail products supplier to industrial plants, contractors, railroads, mines and mass transit systems.

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

The Company's Mining division sells new and used rail, rail accessories, trackwork from the Pomeroy, OH plant and iron clad ties from the Watson-Haas Lumber division in St. Mary's, WV. The Pomeroy, OH plant also produces trackwork for industrial and export markets.

The  Company's  Rail  Technologies   subsidiary   supplies  rail  signaling  and
communication devices to North American railroads.

The Company's CXT subsidiary manufactures engineered concrete products for the railroad and transit industries. CXT's product line includes prestressed concrete railroad ties, grade railroad crossing panels, and precast concrete buildings.


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


MARKETING AND COMPETITION

L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States through a national sales force of 52 salespeople. The Company maintains 18 sales offices and 18 plants or warehouses nationwide. During 1999, less than 5% of the Company's total sales were for export.

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


RAW MATERIALS AND SUPPLIES

Most of the Company's inventory is purchased in the form of finished or semifinished product. With the exception of relay rail which is purchased from railroads or rail take-up contractors, the Company purchases most of its inventory from domestic and foreign steel producers. There are few domestic suppliers of new rail products and the Company could be adversely affected if a domestic supplier ceased making such material available to the Company. Additionally, the Company has not had a domestic sheet piling supplier since March 1997. The Company has become Chaparral Steel's exclusive North American distributor of steel sheet piling and "H" bearing pile. Shipments of "H" bearing pile began very late in the third quarter of 1999 from Chaparral's new Petersburg, VA facility, while current mill projections are to begin initial test rollings of sheet piling during the second quarter of 2000. The Company does not expect production of sheet piling in meaningful quantities until the third quarter of 2000. See Note 18 to the consolidated financial statements for additional information on this matter.

The Company's purchases from foreign suppliers are subject to the usual risks associated with changes in international conditions and to United States laws which could impose import restrictions on selected classes of products and antidumping duties if products are sold in the United States below certain prices.

BACKLOG

The dollar amount of firm, unfilled customer orders at December 31, 1999 and 1998 by segment follows:

(in thousands)                        December 31, 1999   December 31, 1998
--------------------------------------------------------------------------------
Rail Products ............................ $111,078           $ 62,481
Construction Products ....................   41,842             42,542
Tubular Products .........................    2,012              3,541
--------------------------------------------------------------------------------
                                           $154,932           $108,564
================================================================================

Approximately $73,000,000 of the December 31, 1999 backlog is attributable to CXT, recently acquired as part of the rail segment. Aproximately 65% of the December 31, 1999 backlog is expected to be shipped in 2000.


RESEARCH AND DEVELOPMENT

The Company's expenditures for research and development are negligible.

ENVIRONMENTAL DISCLOSURES

While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly for future remediation and other compliance efforts, in the opinion of management compliance with environmental protection laws will not have a material adverse effect on the financial condition, competitive position, or capital expenditures of the Company. However, the Company's efforts to comply with stringent environmental regulations may have an adverse effect on the Company's future earnings.

EMPLOYEES AND EMPLOYEE RELATIONS

The Company has 719 employees, of whom 407 are hourly production workers and 312 are salaried employees. Approximately 233 of the hourly paid employees are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

Substantially all of the Company's hourly paid employees are covered by one of the Company's noncontributory, defined benefit plans and a defined contribution plan. Substantially all of the Company's salaried employees are covered by a defined contribution plan.

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

Bedford,          Bridge component        10         Construction    Owned
Pennsylvania      fabricating plant.

Pittsburgh,       Corporate Head-          -         Corporate       2007
Pennsylvania      quarters.

Georgetown,       Bridge component        11         Construction    Owned
Massachusetts     fabricating plant

Spokane,          CXT concrete tie,       26         Rail            2003
Washington        crossings and pre-
                  cast plants.  Yard
                  storage.

Grand Island,     CXT concrete tie         9         Rail            2003
Nebraska          plant


Including the properties listed above, the Company has 18 sales offices and 18 warehouse, plant and yard facilities located throughout the country. The Company's facilities are in good condition and the Company believes that its production facilities are adequate for its present and foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

Stock Market Information
------------------------
The Company had 825 common shareholders of record on January 31, 2000. Common stock prices are quoted daily through the National Association of Security Dealers, Inc. in its over-the-counter NASDAQ quotation service (Symbol FSTR). The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:

                           1999                         1998
Quarter              High        Low             High          Low
--------------------------------------------------------------------------------
First           $ 6  1/2     $ 4  9/16       $ 5  5/8       $ 4  3/8
--------------------------------------------------------------------------------
Second            5 31/32      4  5/8          5  9/16        5
--------------------------------------------------------------------------------
Third             5 15/16      4 13/16         5  7/8         4  3/8
--------------------------------------------------------------------------------
Fourth            5  3/8       4  5/8          6  5/8         3  3/4
================================================================================

Dividends
---------
No cash dividends were paid on the Company's Common stock during 1999 and 1998.

ITEM 6.  SELECTED FINANCIAL DATA
(All amounts are in thousands except per share data)

                                         Year Ended December 31,
Income Statement Data         1999  1998(1)(2)     1997(1)      1996        1995
--------------------------------------------------------------------------------
Net sales                $ 241,923  $ 219,449   $ 220,343  $ 243,071   $ 264,985
--------------------------------------------------------------------------------
Operating profit             9,327      8,478       7,912      8,195       6,769
--------------------------------------------------------------------------------
Income from cont-
  inuing operations          4,618      5,065       3,765      3,858       5,043
Loss from discont-
  inued operations,
    net of tax              (2,115)      (688)       (478)
--------------------------------------------------------------------------------
Net income before
 cumulative effect of
 change in account-
 ing principle               2,503      4,377       3,287      3,858       5,043
--------------------------------------------------------------------------------
Net income                   2,503      4,377       3,287      3,858       4,824
--------------------------------------------------------------------------------
Basic earnings per common share:
  Continuing operations       0.48      0.51         0.37       0.39        0.51
  Discontinued opera-
  tions                      (0.22)    (0.07)       (0.05)
--------------------------------------------------------------------------------
Basic earnings per common
  share before
  cumulative effect of
  change in
  accounting principle        0.26      0.44         0.32       0.39       0.51
--------------------------------------------------------------------------------
Basic earnings per
  common share                0.26      0.44         0.32       0.39       0.49
--------------------------------------------------------------------------------
Diluted earnings per common share:
  Continuing operations       0.46      0.50         0.37       0.38       0.50
  Discontinued opera-
  tions                      (0.21)    (0.07)       (0.05)
--------------------------------------------------------------------------------
Diluted earnings per
  common share
  before cumulative
  effect of change
  in accounting principle     0.25      0.43         0.32       0.38       0.50
--------------------------------------------------------------------------------
Diluted earnings per
  common share                0.25      0.43         0.32       0.38       0.48
================================================================================


                                               December 31,
Balance Sheet Data         1999         1998       1997        1996        1995
--------------------------------------------------------------------------------
Total assets          $ 164,731   $ 119,434   $ 126,969   $ 123,004   $ 124,423
--------------------------------------------------------------------------------
Working capital          67,737      54,604      60,096      62,675      57,859
--------------------------------------------------------------------------------
Long-term debt           44,136      13,829      17,530      21,816      25,034
--------------------------------------------------------------------------------
Stockholders' equity     74,650      73,494      70,527      67,181      63,173
================================================================================

(1) 1998 and 1997 were restated to reflect the classification of the Monitor Group as a discontinued operation.

(2) In 1998, the Company recognized a pretax gain on the sale of the Fosterweld division of the tubular segment of approximately $1,700,000, a write-down of approximately $900,000 on a property subject to a sale negotiation, and a provision for losses of approximately $900,000 relating to certain sign structure contracts in the construction segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Dollars in thousands)
                         Three Months Ended            Twelve Months Ended
                            December 31,                   December 31,
                           1999      1998         1999        1998        1997
--------------------------------------------------------------------------------
Net Sales:
 Rail Products           $42,176   $38,322     $148,296    $121,271    $112,712
 Construction Products    20,469    13,697       68,666      51,870      55,923
 Tubular Products          3,700     8,850       24,676      46,044      51,762
 Other                        27        21          285         264         (54)
--------------------------------------------------------------------------------
    Total Net Sales      $66,372   $60,890     $241,923    $219,449    $220,343
================================================================================
Gross Profit:
 Rail Products           $ 7,092   $ 5,913     $ 21,440    $ 18,675    $ 15,025
 Construction Products     3,734     2,384       12,671       9,440       9,608
 Tubular Products            532     1,009        3,952       5,675       5,661
 Other                      (339)       14         (978)       (578)       (652)
--------------------------------------------------------------------------------
    Total Gross Profit    11,019     9,320       37,085      33,212      29,642
--------------------------------------------------------------------------------
Expenses:
 Selling and Admin-
  istrative Expenses       7,980     7,114       27,758      24,734      21,730
 Interest Expense          1,072       254        3,230       1,631       2,495
 Other Income               (293)     (198)      (1,184)     (1,731)       (475)
--------------------------------------------------------------------------------
      Total Expenses       8,759     7,170       29,804      24,634      23,750
--------------------------------------------------------------------------------
Income from Continuing
  Operations,
  Before Income Taxes      2,260     2,150        7,281       8,578       5,892
Income Tax Expense           859       932        2,663       3,513       2,127
--------------------------------------------------------------------------------
Income from Continuing
  Operations             $ 1,401   $ 1,218     $  4,618    $  5,065    $  3,765
Loss from Discontinued
  Operations,
    Net of Tax           $(1,448)  $  (201)    $ (2,115)   $   (688)   $   (478)
--------------------------------------------------------------------------------
Net Income               $   (47)  $ 1,017     $  2,503    $  4,377    $  3,287
================================================================================
Gross Profit %:
 Rail Products             16.8%     15.4%        14.5%       15.4%       13.3%
 Construction Products     18.2%     17.4%        18.5%       18.2%       17.2%
 Tubular Products          14.4%     11.4%        16.0%       12.3%       10.9%
Total Gross Profit %       16.6%     15.3%        15.3%       15.1%       13.5%
================================================================================


FOURTH QUARTER OF 1999 VS. FOURTH QUARTER  OF 1998

The income from continuing operations for the current quarter was $1.4 million or $0.15 per share. This compares to a 1998 fourth quarter income from continuing operations of $1.2 million or $0.13 per share. Net sales in 1999 were $66.4 million or 9% higher than the comparable quarter last year.

The fourth quarter of 1999 also includes a nonrecurring, non-cash charge of $1.2 million resulting from the Company's decision to classify the Monitor Group, the Company's portable mass spectrometer segment, as a discontinued operation, pending its sale. Fourth quarter net operating losses from the unit were $0.2 million in 1999 and 1998.

Rail products' net sales of $42.2 million increased 10% from the 1998 fourth quarter, primarily due to sales by the recently acquired CXT Incorporated (CXT). Construction products' net sales in the 1999 fourth quarter increased 49% from the year earlier quarter. This increase was the result of sales generated by the Foster Geotechnical and the Fabricated Products divisions' operations. Tubular products' net sales declined 58% from last year's fourth quarter as a result of closing the Company's Newport, KY pipe coating facility in September, 1998, along with lower production volume at the Company's Birmingham, AL pipe coating facility in the fourth quarter of 1999. Changes in net sales are primarily the result of changes in volume rather than changes in pricing.

The gross margin percentage for the total Company increased to 17% in the 1999 fourth quarter compared to 15% from the same period last year. The gross margin percentage for the rail products segment increased to 17% from 15% primarily due to CXT results. Construction products' gross margin percentage increased from 17% to 18% due to increased margins in fabricated products and geotechnical units which more than offset reduced margins in piling. The gross margin percentage for tubular products increased to 14% from 11%, in the fourth quarter of 1999 as a result of more efficient operations at the Langfield, TX pipe threading facility.

Selling and administrative expenses increased 12% from the same period last year principally due to the inclusion of expenses associated with CXT operations. Interest expense increased over the year earlier quarter due to an increase in outstanding borrowings associated with the acquisition of CXT. The income tax provision for the fourth quarter of 1999 was recorded at 38% compared to 43% in the same period last year due primarily to the effect of adjustments to prior year tax liabilities. See Note 13 to the consolidated financial statements for more information regarding income taxes.


THE YEAR 1999 COMPARED TO THE YEAR 1998

Income from continuing operations for 1999 was $4.6 million or $0.48 per share on net sales of $241.9 million. This compares to an income from continuing operations of $5.1 million or $0.51 per share for 1998 on net sales of $219.4 million.

Net operating losses from the Monitor Group, classified as a discontinued operation on December 31, 1999, were $0.9 million in 1999 versus $0.7 million in 1998.

Rail products' 1999 net sales were $148.3 million compared to $121.3 million in 1998. This 22% increase was primarily due to sales by CXT. Additionally, new rail and transit products' increased sales volumes offset lower volumes in Allegheny Rail Products and relay rail products' operations. Construction products' net sales rose 32% to $68.7 million in 1999, as the Company benefitted from an entire year of Foster Geotechnical sales, as well as increased volume of "H" bearing pile, flat web sheet piling, and fabricated products shipments. Net sales of tubular products declined 46% in 1999 as a result of the sale of the Company's Fosterweld division and the closing of the Newport, KY pipe coating facility.

The gross margin percentage for the Company was 15% in 1999 and 1998. Rail products' gross margin percentage declined 1% from 1998, primarily due to lower margins on certain relay rail, Allegheny Rail Products, and transit projects. The gross profit percentage for construction products remained at approximately 18% in 1999, as improved fabricated products and geotechnical margins offset reduced piling margins . Tubular products' gross margin percentage increased to 16% in 1999 from 12% in 1998 primarily due to more efficient operations at the Langfield, TX pipe threading facility, and the closure of the Newport, KY coated pipe facility.

Selling and administrative expenses for 1999 were 12% higher than in 1998. The increase was primarily due to added expenses associated with the operation of CXT, as well as an entire year of expenses related to the Company's geotechnical and rail technologies operations. Interest expense rose 98% due to an increase in outstanding borrowings, associated with the CXT acquisition. Other income in 1999 included dividend income and accrued interest on the DM&E stock owned by the Company. The provision for income taxes in 1999 is recorded at 37% versus 41% in 1998. The decrease in the effective tax rate from 1998 is due primarily to the effect of adjustments to prior year tax liabilities. See Note 13 to the consolidated financial statements for more information regarding income taxes.


THE YEAR 1998 COMPARED TO THE YEAR 1997

Income from continuing operations for 1998 was $5.1 million or $0.51 per share on net sales of $219.4 million. This compares to an income from continuing operations of $3.8 million or $0.37 per share for 1997 on net sales of $220.3 million.

Net operating losses from the Monitor Group, classified as a discontinued operation on December 31, 1999, were $0.7 million in 1998 versus $0.5 million in 1997.

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

The gross margin percentage for the Company in 1998 increased to 15% from 13% in 1997. Rail products' gross margin percentage increased to 15% from 13% primarily due to higher gross margin on certain relay rail and transit projects. The gross profit percentage for construction products increased to 18% from 17% in 1997 as a result of high demand for a limited supply of sheet piling products and the addition of the Foster Geotechnical division which offset losses associated with certain catenary fabrication contracts. Tubular products' gross margin percentage increased to 12% in 1998 from 11% in 1997 primarily due to higher margins on coated pipe products and the effect of the suspension of operations of the Newport, KY facility.

Selling and administrative expenses for 1998 were 14% higher than in 1997. The increase was primarily due to added expenses associated with the operation of the Company's Precise and Geotechnical divisions and increased incentive related compensation associated with increased corporate profits. Interest expense decreased 35% due to a reduction in outstanding borrowings, principally resulting from the receipt of Fosterweld sale proceeds. Other income in 1998 included the $1.7 million gain on the sale of the Fosterweld division, the $0.9 million write down of the recorded land value at the Langfield, TX facility, and gains on sales of other assets totaling $0.6 million. The provision for income taxes in 1998 is recorded at 41% versus 36% in 1997. The increase in the effective tax rate from 1997 is due primarily to the effect of adjustments to prior year tax liabilities.


LIQUIDITY AND CAPITAL RESOURCES

The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. During 1999, the average turnover rate for accounts receivable was lower than in 1998 due to slower collections of certain transit and fabricated products' projects. The average turnover rate for inventory was higher in 1999 than in 1998 primarily in coated pipe products. Working capital at December 31, 1999 was $67.7 million compared to $54.6 million in 1998.

The Company completed an initial 500,000 share buy-back of its common stock in January 1999. The cost of this program which commenced in 1997, was $2.8 million. During the first quarter of 1999, the Company announced another program to purchase up to an additional 1,000,000 shares. As of December 31, 1999, 225,298 shares had been purchased under this program at a cost of $1.3 million.

Excluding the CXT acquisition, the Company had capital expenditures, including capital leases, of $6.5 million, in 1999. Capital expenditures in 2000, excluding acquisitions, are expected to be approximately $4.0 million and are anticipated to be funded by cash flow from operations.

Total revolving credit agreement borrowings at December 31, 1999, were $45.0 million, an increase of $32.7 million from the end of the prior year. At December 31, 1999, the Company had $11.7 million in unused borrowing commitment. Outstanding letters of credit at December 31, 1999, were $2.7 million. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

Effective June 1999, the Company's $45.0 million revolving credit agreement was amended and increased to $70.0 million. On December 30, 1999, the Company reduced the revolving credit agreement to $65.8 million. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from prime to prime plus 0.25%, the CD rate plus 0.575% to 1.8%, LIBOR rate plus .575% to 1.8%. Borrowings under the agreement, which expires July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company held Dakota Minnesota & Eastern Railroad Preferred stock.

The agreement includes financial convenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio, and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets.


DAKOTA, MINNESOTA AND EASTERN RAILROAD

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately-held, regional railroad which operates over 1,100 miles of track in five states.

At December 31, 1998, the Company's investment in the stock was recorded at its historical cost of $1.7 million, comprised of $0.2 million of common stock and $1.5 million of the DM&E's Series B Preferred Stock and warrants. On January 13, 1999, the Company increased its investment in the DM&E by acquiring $6.0 million of DM&E Series C Preferred Stock and warrants. On a fully diluted basis, the Company owns approximately 16% of the DM&E's common stock. Although the market value of the DM&E is not readily determinable, management believes that this investment, regardless of the DM&E's Powder River Basin project, is worth significantly more than its historical cost.

The DM&E announced in June 1997 that it plans to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The DM&E also has announced that the estimated cost of this project is $1.4 billion.

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


OTHER MATTERS

In September 1998, the Company suspended production at its Newport, KY pipe coating facility due to unfavorable market conditions. Management intends to dispose of the assets and has reclassified the machinery and equipment as assets held for resale.

On June 30, 1999, the Company acquired CXT, based in Spokane, WA. CXT is a manufacturer of engineered prestressed and precast concrete products primarily used in the railroad and transit industries. The addition of CXT is viewed by management as an opportunity to vertically integrate the Company's transit products segment and to increase the Company's product offerings to Class I railroads.

In August 1999, the Company executed an agreement to sell, subject to certain contingencies, an undeveloped 62 acre portion of a 127 acre Houston, TX property for approximately $2.0 million. The sale, if consummated, is expected to be completed by the end of the first quarter of 2000 and will not have a material impact on the Company's earnings.

The Company continues to explore the divestiture of its real estate located in Doraville, GA, as well as its Mining division, which is comprised of facilities and inventory located at Pomeroy, OH and St. Marys, WV.

Management continues to evaluate the overall performance of its operations. A decision to terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In January, 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The costs associated with the installation of the year 2000 compliant release are considered by management to be in the ordinary course of business and are not material to its financial results.

The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year to ensure that any latent year 2000 matters that may arise are addressed promptly.


OUTLOOK

Revenues from piling products declined following the closure of Bethlehem's structural mill in April 1997 and continue to be at reduced levels as the Company's remaining sheet piling inventory is liquidated. The Company has become Chaparral Steel's exclusive North American distributor of steel sheet piling and "H" bearing pile. Shipments of "H" bearing pile began very late in the third quarter of 1999 from Chaparral's new Petersburg, VA facility, while current mill projections are to begin initial test rollings of Z-shaped sheet piling during the second quarter of 2000. The Company does not expect production of Z-shaped sheet piling in meaningful quantities until the third quarter of 2000.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. At December 31, 1999, the Company had $9.7 million committed to this supplier including inventory progress payments, a note receivable, equipment, and other receivables, principally interest charges on inventory progress payments. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings.

The Company's CXT subsidiary and Allegheny Rail Products division are dependent on one customer for a significant portion of their business. In addition, a substantial portion of the Company's operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, governmental actions concerning taxation, tariffs, the environment or other matters could impact the operating results of the Company. The Company's operating results may also be affected by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 1999, was approximately $154.9 million. The following table provides the backlog by business segment.


                                             December 31,
(in thousands)                    1999            1998            1997
--------------------------------------------------------------------------------
Backlog:
 Rail Products
   excluding CXT              $ 41,685       $  62,481        $ 51,584
   CXT                          69,393
 Construction Products          41,842          42,542          23,284
 Tubular Products
   excluding Fosterweld          2,012           3,541           1,660
   Fosterweld                                                    2,295
--------------------------------------------------------------------------------
Total Backlog                 $154,932       $ 108,564        $ 78,823
================================================================================


MARKET RISK AND RISK MANAGEMENT POLICIES

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does hedge the cash flows of the operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction.

At year end, the Company had foreign currency forward contracts to purchase $200,000 Canadian for approximately $137,000 US.

The Company has entered into an interest rate swap agreement as the fixed rate payor to reduce the impact of changes in interest rates on a portion of its revolving borrowings. At December 31, 1999, the swap agreement had a notional value of $8,000,000 at 5.48%, and expires in January 2001. The swap agreement's floating rate is based on LIBOR. Any amount paid or received under the agreement is recognized as an adjustment to interest expense. Neither the fair market value of the agreement nor the interest expense adjustments associated with the agreement has been material.


FORWARD-LOOKING STATEMENTS

Statements relating to the potential value or viability of the DM&E or the Project, or management's belief as to such matters, are forward-looking statements and are subject to numerous contingencies and risk factors. The Company has based its assessments on information provided by the DM&E and has not independently verified such information. In addition to matters mentioned above, factors which can adversely affect the value of the DM&E, its ability to complete the Project or the viability of the Project include the following: labor disputes, any inability to obtain necessary environmental and governmental approvals for the Project in a timely fashion, the expense of environmental mitigation measures required by the Surface Transportation Board, an inability to obtain financing for the Project, competitors' responses to the Project, market demand for coal or electricity and changes in environmental and other laws and regulations.

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Additional delays in Chaparral's production of steel sheet piling would, for example, have an adverse effect on the Company's performance. Except for historical information, matters discussed in such oral and written
communications   are   forward-looking   statements   that  involve   risks  and
uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, taxes, inflation and governmental regulations. Sentences containing words such as "anticipates", "expects", or "will" generally should be considered forward-looking statements.

/s/Roger F. Nejes
Roger F. Nejes
Senior Vice President
Finance and Administration
Chief Financial Officer

/s/Linda K. Patterson
Linda K. Patterson
Controller

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

ASSETS   (in thousands)                                       1999         1998
--------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                 $  1,558     $    874
Accounts receivable - net                                   53,112       47,283
Inventories                                                 45,601       36,159
Current deferred tax assets                                  1,925
Other current assets                                           981          614
Property held for resale                                     2,856
--------------------------------------------------------------------------------
Total Current Assets                                       106,033       84,930
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - NET                         30,126       20,433
--------------------------------------------------------------------------------
PROPERTY HELD FOR RESALE                                     4,203          615
--------------------------------------------------------------------------------
OTHER ASSETS:
Goodwill and other intangibles - net                         7,474        3,791
Investments                                                  8,610        1,693
Net assets of discontinued operations                                     2,174
Deferred tax assets                                          1,720
Other assets                                                 6,565        5,798
--------------------------------------------------------------------------------
Total Other Assets                                          24,369       13,456
--------------------------------------------------------------------------------
TOTAL ASSETS                                              $164,731     $119,434
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                      $  1,141     $  1,098
Short-term borrowings                                        5,000        2,275
Accounts payable - trade                                    24,446       19,667
Accrued payroll and employee benefits                        3,619        4,498
Current deferred tax liabilities                             1,857          334
Other accrued liabilities                                    2,233        2,454
--------------------------------------------------------------------------------
Total Current Liabilities                                   38,296       30,326
--------------------------------------------------------------------------------
LONG-TERM DEBT                                              44,136       13,829
--------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES                                     6,293          678
--------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES                                  1,356        1,107
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, issued 10,228,739 shares in 1999 and 1998        102          102
Paid-in capital                                             35,377       35,431
Retained earnings                                           42,505       40,002
Treasury stock - at cost, Common stock, 590,133 shares
  in 1999 and 378,233 shares in 1998                        (3,364)      (2,046)
Accumlated other comprehensive income                           30            5
--------------------------------------------------------------------------------
Total Stockholders' Equity                                  74,650       73,494
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $164,731     $119,434
================================================================================
See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME FOR
THE THREE YEARS ENDED DECEMBER 31, 1999

(in thousands, except per share data)          1999        1998         1997
--------------------------------------------------------------------------------
NET SALES                                  $241,923    $219,449     $220,343
--------------------------------------------------------------------------------
COSTS AND EXPENSES:
 Cost of goods sold                         204,838     186,237      190,701
 Selling and administrative expenses         27,758      24,734       21,730
 Interest expense                             3,230       1,631        2,495
 Other income                                (1,184)     (1,731)        (475)
--------------------------------------------------------------------------------
                                            234,642     210,871      214,451
--------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS,
  BEFORE INCOME TAXES                         7,281       8,578        5,892
INCOME TAX EXPENSE                            2,663       3,513        2,127
--------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS             4,618       5,065        3,765
--------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS,
  NET OF TAX                                 (2,115)       (688)        (478)
--------------------------------------------------------------------------------
NET INCOME                                   $2,503     $ 4,377      $ 3,287
================================================================================

BASIC EARNINGS PER COMMON SHARE:
  CONTINUING OPERATIONS                        $0.48      $0.51       $ 0.37
  DISCONTINUED OPERATIONS                      (0.22)     (0.07)       (0.05)
--------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                $0.26      $0.44       $ 0.32
================================================================================

DILUTED EARNINGS PER COMMON SHARE:
  CONTINUING OPERATIONS                        $0.46      $0.50       $ 0.37
  DISCONTINUED OPERATIONS                      (0.21)     (0.07)       (0.05)
--------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE              $0.25      $0.43       $ 0.32
================================================================================

1998 and 1997 results have been restated to reflect the classification of the Monitor Group segment as a discontinued operation.

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE YEARS ENDED DECEMBER 31, 1999

(in thousands)                                 1999          1998          1997
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations            $4,618        $5,065        $3,765
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Deferred income taxes                        (133)          581         1,251
  Depreciation and amortization               4,493         2,825         2,537
  Loss (gain) on sale of property,
   plant and equipment                           76        (1,360)         (112)
Change in operating assets and
 liabilities:
  Accounts receivable                         2,243         1,766         3,471
  Inventory                                  (5,839)        3,253           787
  Property held for resale                      (30)          261           (54)
  Other current assets                         (208)          (46)         (159)
  Other noncurrent assets                      (839)       (2,673)         (340)
  Accounts payable - trade                      544         8,394        (8,742)
  Accrued payroll and employee
   benefits                                  (1,576)        1,490          (537)
  Other current liabilities                     862         1,731          (671)
  Other liabilities                             249        (1,099)          328
--------------------------------------------------------------------------------
    Net Cash Provided by
     Continuing Operations                    4,460        20,188         1,524
    Net Cash Used by Dis-
     continued Operations                    (1,159)         (968)         (620)
--------------------------------------------------------------------------------
    Net Cash Provided by
     Operating Activities                     3,301        19,220           904
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale of property,
   plant and equipment                        4,410         1,269         1,578
 Proceeds from the sale of Fosterweld
   division                                                 7,258
 Capital expenditures on property,
   plant and equipment                       (5,001)       (2,775)       (2,063)
 Purchase of DM&E stock                      (6,000)                     (1,500)
 Acquisition of business                    (17,514)       (3,774)       (6,739)
--------------------------------------------------------------------------------
   Net Cash (Used) Provided by
    Investing Activities                    (24,105)        1,978        (8,724)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments)  of revolving
 credit agreement borrowings                 32,725       (20,836)        9,111
Proceeds from industrial revenue bond                       2,045
Exercise of stock options and
 stock awards                                   330           412           571
Treasury share transactions                  (1,702)       (1,808)         (531)
Repayments of long-term debt                 (9,881)       (1,293)       (1,376)
--------------------------------------------------------------------------------
  Net Cash Provided (Used) by
   Financing Activities                      21,472       (21,480)        7,775
--------------------------------------------------------------------------------
Effect of exchange rate changes
   on cash                                       16
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash
   and Cash Equivalents                         684          (282)          (45)
Cash and Cash Equivalents at
   Beginning of Year                            874         1,156         1,201
--------------------------------------------------------------------------------
Cash and Cash Equivalents at
   End of Year                               $1,558         $ 874       $ 1,156
================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Interest Paid                               $2,376        $1,839        $2,493
================================================================================
 Income Taxes Paid                           $2,869        $2,136          $627
================================================================================

During 1999, 1998 and 1997, the Company financed certain capital expenditures totaling $1,502,000, $336,000 and $33,500, respectively, through the issuance of capital leases.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED
DECEMBER 31, 1999
                                                                 Accum-
                                                                 ulated
                                                                 Other
                                                                 Compre-
(in thousands,           Common  Paid-in   Retained   Treasury   hensive
 except share data)       Stock  Capital   Earnings      Stock   Income   Total
================================================================================
Balance,
 January 1, 1997           $102  $35,276    $32,338      $(535)         $67,181
================================================================================
Net Income                                    3,287                       3,287
 Other comprehensive
  income net of tax:
Minimum pension lia-
 bility adjustment                                                $19        19
--------------------------------------------------------------------------------
Comprehensive income                                                      3,306
Exercise of options to
 purchase 190,000
 shares of Common stock              158                  413               571
Treasury stock purchases
 of 105,500 shares                                       (531)             (531)
================================================================================
Balance,
 December 31, 1997          102   35,434     35,625      (653)     19    70,527
================================================================================
Net Income                                    4,377                       4,377
Other comprehensive
 income net of tax:
Foreign currency trans-
 lation losses                                                    (14)      (14)
--------------------------------------------------------------------------------
Comprehensive income                                                      4,363
Exercise of options to
 purchase 93,200
 shares of Common stock               (3)                 415               412
Treasury stock purchases
 of 330,989 shares                                     (1,808)           (1,808)
================================================================================
Balance,
 December 31, 1998          102   35,431     40,002    (2,046)      5    73,494
================================================================================
Net Income                                    2,503                       2,503
Other comprehensive
 income net of tax:
Foreign currency trans-
 lation adjustment                                                 25        25
--------------------------------------------------------------------------------
Comprehensive income                                                      2,528
Exercise of options to
 purchase 39,000
 shares of Common stock              (54)                 384               330
Treasury stock purchases
 of 288,809 shares                                     (1,702)           (1,702)
================================================================================
Balance,
 December 31, 1999         $102  $35,377    $42,505   $(3,364)    $30   $74,650
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

INVENTORIES - Inventories are generally valued at the lower of the last-in, first-out (LIFO) cost or market. Approximately 14% in 1999 and 5% in 1998 of the Company's inventory is valued at average cost or market, whichever is lower.

PROPERTY,PLANT AND EQUIPMENT - Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in income. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of 30 to 40 years for buildings and 3 to 10 years for machinery and equipment. Leasehold improvements are amortized over 2 to 7 years which represent the lives of the respective leases or the lives of the improvements, whichever is shorter.

GOODWILL - Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over periods of 10 to 20 years. Useful life is established at the time of acquisition based upon the estimated period of future benefit. When factors indicate that goodwill should be evaluated for impairment, the excess of the unamortized goodwill over the fair value determined using a multiple of cash flows from operations will be charged to operations. Goodwill amortization expense was $660,000, $513,000 and $178,000 in 1999, 1998 and 1997,
respectively.

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

EARNINGS PER SHARE - Basic earnings per share is calculated by dividing net income by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

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

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments and hedging activities. In June 1999, FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of the FASB Statement No. 133," was issued. This statement delays the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement will be adopted by the Company in 2001 and is not expected to have a material effect on the consolidated financial statements.

FOREIGN CURRENCY TRANSLATION - To avoid foreign exchange exposure whenever possible, hedging techniques are used to protect transaction costs and profits.



NOTE 2.
ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1999 and 1998 are summarized as follows:

(in thousands)                         1999           1998
--------------------------------------------------------------------------------
Trade                               $53,665        $47,921
Allowance for doubtful accounts      (1,555)        (1,438)
Other                                 1,002            800
--------------------------------------------------------------------------------
                                    $53,112        $47,283
================================================================================

The Company's customers are principally in the rail, construction and tubular segments of the economy. As of December 31, 1999 and 1998, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:


(in thousands)                        1999           1998
--------------------------------------------------------------------------------
Rail                               $33,278        $30,676
Construction                        17,116         12,478
Tubular                              1,716          3,329
--------------------------------------------------------------------------------
                                   $52,110        $46,483
================================================================================

Credit is extended on an evaluation of the customer's financial condition and generally collateral is not required.


NOTE 3. INVENTORIES

Inventories at December 31, 1999 and 1998 are summarized as follows:

(in thousands)                              1999        1998
--------------------------------------------------------------------------------
Finished goods                           $28,755     $26,877
Work-in-process                           13,000       7,520
Raw materials                              6,298       4,546
--------------------------------------------------------------------------------
Total inventories at current costs        48,053      38,943
================================================================================
Less:
 Current cost over LIFO
  stated values                           (1,852)     (2,184)
Inventory valuation reserve                 (600)       (600)
--------------------------------------------------------------------------------
                                         $45,601     $36,159
================================================================================

At December 31, 1999 and 1998, the LIFO carrying value of inventories for book purposes exceeded the LIFO carrying value for tax purposes by approximately $4,106,000 and $4,427,000, respectively. During 1999 and 1998, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers. The majority of these quantities were carried at costs which were higher than current purchases. The net effect of these reductions in 1999 and 1998 was to increase cost of goods sold by $531,000 and $146,000, respectively.


NOTE 4.
PROPERTY HELD FOR RESALE

Property held for resale at December 31, 1999 and 1998 consists of the following:

(in thousands)                               1999       1998
--------------------------------------------------------------------------------
Location:
  Norcross, GA                            $ 3,055
  Houston, TX                               1,511
  Newport, KY                               1,345
  Pomeroy, OH                                 665
  St. Marys, WV                               483
  Marrero, LA                                          $ 615
--------------------------------------------------------------------------------
Property held for resale                    7,059        615
--------------------------------------------------------------------------------
Less current portion                        2,856
--------------------------------------------------------------------------------
                                          $ 4,203      $ 615
================================================================================

The Norcross, GA location consists of buildings and approximately 28 acres of land, which are being underutilized in the Company's business.

In the second quarter of 1998, the Company recorded an impairment write-down to the recorded value of the entire parcel of land at the Houston, TX location of approximately $900,000, which was classified within Other Income on the Consolidated Statements of Income. The impairment was determined based upon management's estimate of fair value arising from ongoing negotiations to sell the facility. The negotiations were not consummated; however, management considers the estimate to continue to be an appropriate measure of fair value. A portion of the remaining Houston property is utilized in the Company's rail, construction and tubular operating segments.

In August 1999, the Company executed an agreement to sell, subject to certain contingencies, an undeveloped 62-acre portion of a 127-acre Houston, TX property for approximately $2,000,000. The sale, if consummated, is expected to be completed by the end of the first quarter of 2000 and will not have a material impact on the Company's earnings.

The Newport, KY location consisting of machinery and equipment was included in the Company's coated pipe division of the tubular products segment. Due to unfavorable market conditions, management suspended operations in September 1998 and intends to dispose of the assets. An impairment loss of $183,000 was recorded in 1999 in anticipation of the disposal cost.

The St. Marys, WV and Pomeroy, OH locations, consisting of machinery and equipment, buildings, land and land improvements which comprise the Company's Mining division of the rail products segment, were determined not to meet the Company's long-range strategic goals. The Company continues to explore the divestiture of these assets.

The Marrero, LA location was formerly leased to a third party, but is currently planned to be used for yard storage in the future. This land has been reclassified to property, plant and equipment.


NOTE 5.
DISCONTINUED OPERATIONS

In the fourth quarter of 1999, the Company made the decision to classify the Monitor Group, a developer of portable mass spectrometers, as a discontinued operation, pending its sale. Accordingly, the operating results of the Monitor Group, including a complete write-off of assets have been segregated from continuing operations and reported as separate line items on the financial statements.

The Company has restated its financial statements to reflect the operating results of the Monitor Group as a discontinued operation, for the prior periods presented.

Operating results, excluding corporate interest charges, from discontinued operations are as follows:

(in thousands)                  1999           1998         1997
--------------------------------------------------------------------------------
Net sales                     $   73         $   26
Cost of goods sold             1,276            985       $  565
Selling and admin-
 istrative expenses              144            206          183
--------------------------------------------------------------------------------
Operating loss                (1,347)        (1,165)        (748)
Provision for disposal
 of assets                    (1,984)
--------------------------------------------------------------------------------
Loss before income taxes      (3,331)        (1,165)        (748)
Income tax credits            (1,216)          (477)        (270)
--------------------------------------------------------------------------------
Loss from discontinued
 operations                  ($2,115)       ($  688)     ($  478)
================================================================================

The asset write-off consists of the following components, in thousands:


Intangibles .................$1,764
Inventory ...................   209
Equipment ...................    11
                             ------
                             $1,984
                             ======


NOTE 6.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1999 and 1998 consists of the following:

(in thousands)                                  1999       1998
--------------------------------------------------------------------------------
Land                                         $  3,138   $  6,038
Improvements to land and leaseholds             4,632      4,458
Buildings                                       3,382      3,879
Machinery and equipment, including
  equipment under capitalized
  leases  (see Note 14, Rental
  and Lease Information)                       38,877     28,558
Construction in progress                        1,718        626
--------------------------------------------------------------------------------
                                               51,747     43,559
--------------------------------------------------------------------------------
Less accumulated depreciation
 and amortization, including
 accumulated amortization of
 capitalized leases (see Note
 14, Rental and Lease
 Information)                                  21,621     23,126
--------------------------------------------------------------------------------
                                              $30,126    $20,433
================================================================================


NOTE 7.
OTHER ASSETS AND INVESTMENTS

At December 31, 1999 and 1998, other assets include notes receivable and accrued interest totaling $2,679,000 and $2,445,000, respectively, from investors in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E). The Company also holds investments in the stock of the DM&E, which is recorded at its historical cost of $7,693,000 and $1,693,000 at December 31, 1999 and 1998, respectively. This investment is comprised of $193,000 of DM&E Common Stock, $1,500,000 of DM&E's Series B Preferred Stock and Common Stock warrants, and $6,000,000 in DM&E Series C Preferred Stock and warrants. The Company has accrued dividend income on the Series B and C Preferred Stock of $872,000 and $78,750 in 1999 and 1998, respectively. Although the market value of the investments in DM&E stock are not readily determinable, management believes the fair value of this investment exceeds its carrying amount.

Additionally, at December 31, 1999 and 1998, the Company has classified as noncurrent a $2,000,000 note receivable from a major trackwork supplier (see
Note 18, Risks and Uncertainties).


NOTE 8.
BORROWINGS

Effective June 1999, the Company's $45,000,000 revolving credit agreement was amended and increased to $70,000,000. On December 30, 1999, the Company reduced the revolving credit agreement to $65,800,000. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from prime, to prime plus 0.25%, the CD rate plus 0.575% to 1.8%, and the LIBOR rate plus 0.575% to 1.8%. Borrowings under the agreement, which expires July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company-held Dakota, Minnesota & Eastern Railroad Corporation Preferred Stock.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets.

As of December 31, 1999, the Company was in compliance with all the agreement's covenants. At December 31, 1999, 1998 and 1997, the weighted average interest rate on short term borrowings was 6.78%, 6.95% and 7.06%, respectively. At December 31, 1999, the Company had borrowed $45,000,000 under the agreement of which $40,000,000 was classified as long-term (see Note 9). Under the agreement, the Company had approximately $11,667,000 in unused borrowing commitment at December 31, 1999.


NOTE 9.
LONG-TERM DEBT AND RELATED MATTERS

Long-term debt at December 31, 1999 and 1998 consists of the following:

(in thousands)                                1999           1998
--------------------------------------------------------------------------------
Revolving Credit Agreement with
  weighted average interest rate of
   6.78% at December 31, 1999 and
   6.95% at December 31, 1998,
   expiring July 1, 2003                   $40,000        $10,000
--------------------------------------------------------------------------------
Lease obligations payable in
 installments through 2004
 with a weighted average
 interest rate of 8.07% at
 December 31, 1999 and
 7.99% at December 31, 1998                  3,232          2,882
--------------------------------------------------------------------------------
Massachusetts Industrial Revenue
 Bond with an average interest
 rate of 3.53% at December 31,
 1999 and 3.73% at December 31,
 1998, payable March 1, 2013                 2,045          2,045
--------------------------------------------------------------------------------
                                            45,277         14,927
Less current maturities                      1,141          1,098
--------------------------------------------------------------------------------
                                           $44,136        $13,829
================================================================================

The $40,000,000 revolving credit borrowings included in long-term debt were obtained under the revolving loan agreement discussed in Note 8 and are subject to the same terms and conditions. This portion of the borrowings is classified as long-term because the Company does not anticipate reducing the borrowings below $40,000,000 during 2000.

The Massachusetts Industrial Revenue Bond is secured by a $2,085,000 standby letter of credit.

The Company has entered into an interest rate swap agreement as the fixed rate payor to reduce the impact of changes in interest rates on a portion of its revolving borrowings. At December 31, 1999, the swap agreement had a notional value of $8,000,000 at 5.48%, expiring in January 2001. The swap agreement's floating rate is based on LIBOR. Any amounts paid or received under the agreement are recognized as adjustments to interest expense. Neither the fair market value of the agreement nor the interest expense adjustments associated with the agreement has been material.

The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 1999 are as follows: 2000 - $1,141,000; 2001 - $837,000; 2002 - $693,000; 2003 - $40,417,000; 2004 and after - $2,189,000.

NOTE 10.
STOCKHOLDERS' EQUITY

At December 31, 1999 and 1998, and as a result of the Company's reincorporation in Pennsylvania in May, 1998, the Company had authorized shares of 20,000,000 in Common stock and 5,000,000 in Preferred stock. No Preferred stock has been issued. The Common stock has a par value of $.01 per share. No par value has been assigned to the Preferred stock.

The Company's Board of Directors authorized the purchase of up to 1,500,000 shares of its Common stock at prevailing market prices. The timing and extent of the purchases will depend on market conditions. 1,500,000 shares represent approximately 15% of the Company's outstanding Common stock. As of December 31, 1999, the Company had repurchased 725,298 shares at a total cost of approximately $4,040,600.

No cash dividends on Common stock were paid in 1999, 1998, or 1997.


NOTE 11.
STOCK OPTIONS

The Company has two stock option plans currently in effect under which future grants may be issued: The 1985 Long-Term Incentive Plan (1985 Plan) and the 1998 Long-Term Incentive Plan (1998 Plan).

The 1985 Plan, as amended and restated in March 1994, provides for the award of options to key employees and directors to purchase up to 1,500,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. The 1998 Plan, as amended and restated in February 1999, provides for the award of options to key employees and directors to purchase up to 450,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. Both Plans provide for the granting of "nonqualified options" and "incentive stock options" with a duration of not more than ten years from the date of grant. The Plans also provide that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant. Stock to be offered under the Plans may be authorized from unissued Common stock or previously issued shares which have been reacquired by the Company and held as Treasury shares. At December 31, 1999, 1998 and 1997, Common stock options outstanding under the Plans had option prices ranging from $2.63 to $6.00, with a weighted average price of $4.24, $3.96 and $3.71 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding for the three years ended December 31, 1999 are: 1999 - 6.3 years; 1998 - 5.9 years; and 1997 - 5.2 years.

The Option Committee of the Board of Directors which administers the Plans may, at its discretion, grant stock appreciation rights at any time prior to six months before an option's expiration date. Upon exercise of such rights, the participant surrenders the exercisable portion of the option in exchange for payment (in cash and/or Common stock valued at its fair market value) of an amount not greater than the spread, if any, by which the average of the high and low sales prices quoted in the Over-the-Counter Exchange on the trading day immediately preceding the date of exercise of the stock appreciation right exceeds the option price. No stock appreciation rights were issued or outstanding during 1999, 1998 or 1997.

Options exercised during 1999, 1998 and 1997 totaled 39,000, 93,200 and 190,000 shares, respectively. The weighted average exercise price per share of the options in 1999, 1998 and 1997 was $3.35, $3.31 and $3.00, respectively.

Certain information for the three years ended December 31, 1999 relative to employee stock options is summarized as follows:

                                      1999        1998      1997
--------------------------------------------------------------------------------
Number of shares under Incentive Plan:
  Outstanding at begin-
   ning of year                     967,500     858,500    944,000
  Granted                           135,000     215,000    141,500
  Canceled                         (113,000)    (12,800)   (37,000)
  Exercised                         (39,000)    (93,200)  (190,000)
--------------------------------------------------------------------------------
Outstanding at end of year          950,500     967,500    858,500
================================================================================
Exercisable at end of year          656,875     723,875    659,250
================================================================================
Number of shares available for
 future grant:
Beginning of year                     5,550     182,750    287,250
================================================================================
End of year                         408,550       5,550    182,750
================================================================================

The weighted average fair value of options granted at December 31, 1999, 1998, and 1997 was $2.68, $2.40 and $2.94, respectively.

The Company has adopted the disclose-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized. Had compensation expense for the Company's stock option plans been determined using the method required by SFAS No. 123, the effect to the Company's net income and earnings per share would have been reduced to the pro forma amounts that follow:

(in thousands, except
  per share amounts)                  1999        1998       1997
--------------------------------------------------------------------------------
Net income from
 continuing operations              $4,478      $4,887     $3,726
Loss from discontinued
 operations, net of tax             (2,115)       (688)      (478)
--------------------------------------------------------------------------------
Net income                          $2,363      $4,199     $3,248
================================================================================
Basic earnings per common share:
  Continuing operations             $ 0.46      $ 0.49     $ 0.37
  Discontinued operations            (0.22)      (0.07)     (0.05)
--------------------------------------------------------------------------------
Basic earnings per common share     $ 0.24      $ 0.42     $ 0.32
================================================================================
Diluted earnings per common share:
  Continuing operations             $ 0.45      $ 0.49     $ 0.37
  Discontinued operations            (0.21)      (0.07)     (0.05)
--------------------------------------------------------------------------------
Diluted earnings per
  common share                      $ 0.24      $ 0.42     $ 0.32
================================================================================

The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Sholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 6.14% , 4.77% and 6.29%; dividend yield of 0.0% for all three years; volatility factors of the expected market price of the Company's Common stock of .30, .31 and .38; and a weighted average expected life of the option of ten years.


NOTE 12.
EARNINGS PER COMMON SHARE

The following table sets forth the
computation of basic and diluted earnings per common share:

(in thousands, except                Years ended December 31,
per share amounts)                  1999         1998     1997
--------------------------------------------------------------------------------
Numerator:
  Numerator for basic
    and diluted earnings
    per common share -
    net income available
    to common stockholders:
      Income from continuing
       operations                 $  4,618    $  5,065  $  3,765
      Loss  from discontinued
       operations                   (2,115)       (688)     (478)
--------------------------------------------------------------------------------
Net income                         $ 2,503     $ 4,377   $ 3,287
================================================================================
Denominator:
  Weighted average shares            9,664       9,988    10,122
--------------------------------------------------------------------------------
  Denominator for basic earn-
   ings per common share             9,664       9,988    10,122

Effect of dilutive securities:
  Contingent issuable shares
    pursuant to the Company's
    1998 & 1997 Bonus Plan              51          15
  Employee stock options               231         205       165
--------------------------------------------------------------------------------
Dilutive potential common
  shares                               282         220       165
  Denominator for diluted
    earnings per common
    share - adjusted weighted
    average shares and
    assumed conversions              9,946      10,208    10,287
================================================================================
Basic earnings per common share:
    Continuing operations        $    0.48   $    0.51   $  0.37
    Discontinued operations          (0.22)      (0.07)    (0.05)
--------------------------------------------------------------------------------
Basic earnings per
  common share                   $    0.26   $    0.44   $  0.32
================================================================================
Diluted earnings per common share:
    Continuing operations        $    0.46   $    0.50   $  0.37
    Discontinued operations          (0.21)      (0.07)    (0.05)
--------------------------------------------------------------------------------
Diluted earnings per
  common share                   $    0.25    $   0.43   $  0.32
================================================================================
Weighted average antidilutive
  stock options                         42          54        36
================================================================================

NOTE 13.
INCOME TAXES

At December 31, 1999 and 1998 the tax benefit of net operating loss carryforwards available for foreign and state income tax purposes was approximately $1,063,000 and $631,000, respectively. The Company also has alternative minimum federal tax credit carryforwards at December 31, 1999 and 1998, of approximately $430,000 and $131,000, respectively. For financial reporting purposes, a valuation allowance of $460,000 at December 31, 1999 and $125,000 at December 31, 1998 has been recognized to offset the deferred tax assets related to the foreign and state income tax carryforwards. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998, are as follows:


(in thousands)                               1999         1998
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                            $ 5,537      $ 1,318
  Inventories                               1,154        1,272
--------------------------------------------------------------------------------
  Total deferred tax liabilities            6,691        2,590
================================================================================
Deferred tax assets:
  Accounts receivables                        531          533
    Net operating loss
     carryforwards                          1,063          631
    Tax credit carryforwards                  430          131
    Other - net                               622          408
--------------------------------------------------------------------------------
  Total deferred tax assets                 2,646        1,703
  Valuation allowance for
    deferred tax assets                       460          125
--------------------------------------------------------------------------------
  Deferred tax assets                       2,186        1,578
--------------------------------------------------------------------------------
Net deferred tax liability               $ (4,505)   $  (1,012)
================================================================================

The valuation allowance for deferred tax assets was increased by $335,000 during 1999 and reduced by $25,000 during 1998.


Significant components of the provision for income taxes are as follows:


(in thousands)                  1999         1998       1997
--------------------------------------------------------------------------------
Current:
  Federal                     $2,746       $2,594     $  736
  State                           50          338        140
--------------------------------------------------------------------------------
Total current                  2,796        2,932        876
--------------------------------------------------------------------------------
Deferred:
  Federal                          8          507      1,082
  Foreign                         32         (106)
  State                         (173)         180        169
--------------------------------------------------------------------------------
Total deferred                  (133)         581      1,251
================================================================================
Total income tax expense      $2,663       $3,513   $  2,127
================================================================================

The reconciliation of income tax computed at statutory rates to income tax expense (benefit) is as follows:

                                    1999      1998       1997
--------------------------------------------------------------------------------
Statutory rate                      34.0%     34.0%      34.0%
State income tax                    (2.1)      4.6        4.0
Foreign income tax                   8.4       1.3
Nondeductible expenses               3.9       1.8        1.7
Prior period tax                    (7.0)     (0.3)      (3.6)
Other                               (0.6)     (0.4)
--------------------------------------------------------------------------------
                                    36.6%     41.0%      36.1%
================================================================================

NOTE 14.
RENTAL AND LEASE INFORMATION

The Company has capital and operating leases for certain plant facilities, office facilities, and equipment. Rental expense for the years ended December 31, 1999, 1998, and 1997 amounted to $2,449,000, $1,885,000 and $1,801,000, respectively. Generally, the land and building leases include escalation clauses.

On December 30, 1999, the Company entered into a $4,200,000 sale-leaseback transaction whereby the Company sold and leased back the assets of the Grand Island, NE facility. The resulting lease is being accounted for as an operating lease. There was no gain or loss recorded on the sale. The lease base term is five years with balloon payment options at amounts approximating fair value at the end of the base term. The interest rate for this transaction is 7.42% with escalation provisions if LIBOR exceeds 7.249%.

The following is a schedule, by year, of the future minimum payments under capital operating leases, together with the present value of the net minimum payments as of December 31, 1999:

                                     Capital           Operating
(in thousands)                        Leases              Leases
--------------------------------------------------------------------------------
Year ending December 31,
  2000                               $ 1,355             $ 2,723
  2001                                   976               2,507
  2002                                   765               2,412
  2003                                   511               1,898
  2004 and thereafter                    146               2,653
--------------------------------------------------------------------------------
Total minimum lease payments           3,753             $12,193
Less amount representing interest        521
--------------------------------------------------------------------------------
Total present value of minimum
    payment                            3,232
Less current portion of such
    obligations                        1,141
--------------------------------------------------------------------------------
Long-term obligations with
    interest rates ranging from
    3.66% to 8.86%                    $2,091
================================================================================


Assets recorded under capital leases are as follows:

(in thousands)                          1999       1998
--------------------------------------------------------------------------------
Machinery and equipment
    at cost                           $4,117     $6,867
Construction in progress                 180
--------------------------------------------------------------------------------
                                       4,297      6,867
Less accumulated amortization          1,757      3,291
--------------------------------------------------------------------------------
    Net property, plant and
     equipment                         2,540      3,576
--------------------------------------------------------------------------------
Machinery and equipment held
   for resale, at cost                 2,046
Less accumulated amortization/
    valuation                            843
--------------------------------------------------------------------------------
    Net property held for resale       1,203

Net prepaid expenses                     121         45
--------------------------------------------------------------------------------
Net capital lease assets              $3,864     $3,621
================================================================================


NOTE 15.
ACQUISITIONS

On June 30, 1999, the Company acquired all of the outstanding stock of CXT Incorporated, a Spokane, WA based manufacturer of engineered prestressed and precast concrete products primarily used in the railroad and transit industries. The purchase price of $17,514,000 has been preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed. This allocation has resulted in acquired goodwill of approximately $4,221,000, which is being amortized on a straight-line basis over twenty years. The Company expects to finalize all purchase accounting adjustments within one year of the acquisition, none of which is expected to be significant.

In 1998, the Company purchased assets related to the business of supplying rail signaling and communication devices for $1,668,000. In addition, the Company acquired the assets and patents of the Geotechnical division of VSL Corporation for $2,100,000, plus the assumption of certain liabilities, of which $100,000 was assigned to a patent. The Geotechnical division is a leading supplier of mechanically stabilized earth systems.

The acquisitions have been reported using the purchase method of accounting and have been included in operations since the date of acquisition. For each acquisition, the purchase price was allocated to the assets and liabilities based on their estimated fair values as of the acquisition date.

Cost in excess of net assets acquired is being amortized on a straight-line basis over ten years, with the exception of CXT Incorporated. Pro forma results of the acquisitions, excluding CXT, assuming they had been made at the beginning of each year, would not be materially different from reported results.

Had the CXT acquisition been made at the beginning of 1998, the Company's pro forma unaudited results would have been:

                                    Twelve Months Ended
(in thousands, except                   December 31,
per share amounts)                   1999          1998
--------------------------------------------------------------------------------
Net sales                         $261,588     $251,553
Income from continuing
  operations                         4,762        4,213
Basic earnings per share
  from continuing operations         $0.49        $0.42
================================================================================

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect on January 1, 1998, or of future results of operations.


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

The hourly plan assets consist of various mutual fund investments. The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plan, with the accrued pension cost in other current liabilities in the Company's balance sheets:

(in thousands)                          1999            1998
--------------------------------------------------------------------------------
CHANGES IN BENEFIT OBLIGATION:
Benefit obligation at beginning
  of year                            $ 2,295         $ 2,163
Service cost                              77              85
Interest cost                            155             147
Actuarial losses                           8               8
Benefits paid                            (83)           (108)
--------------------------------------------------------------------------------
Benefit obligation at end
  of year                            $ 2,452         $ 2,295
================================================================================
CHANGE TO PLAN ASSETS:
Fair value of assets at
  beginning of year                  $ 2,287         $ 2,138
Actual return on plan assets             468             212
Employer contribution                     46              45
Benefits paid                            (83)           (108)
--------------------------------------------------------------------------------
Fair value of assets at
  end of year                        $ 2,718         $ 2,287
================================================================================
Funded status                      $     266         $    (8)
Unrecognized actuarial gain             (478)           (200)
Unrecognized net transition
  asset                                  (83)            (92)
Unrecognized prior service
  cost                                    73              81
Minimum pension liability                (18)            (61)
--------------------------------------------------------------------------------
Net amount recognized                $  (240)        $  (280)
================================================================================
Amounts recognized in the statement
 of financial position consist of:
Prepaid benefit cost                 $  (213)        $  (204)
Accrued benefit liability                (27)            (76)
Intangible asset                          18              61
Minimum pension liability                (18)            (61)
Accumulated other
  comprehensive income
--------------------------------------------------------------------------------
Net amount recognized                $  (240)        $  (280)
================================================================================

The Company's funding policy for defined benefit plans is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. Net periodic pension costs for the three years ended December 31, 1999 are as follows:

(in thousands)                      1999    1998     1997
--------------------------------------------------------------------------------
COMPONENTS OF NET
PERIODIC BENEFIT COST:
Service cost                        $  77    $  85   $  82
Interest cost                         155      147     138
Actual return on
  plan assets                        (468)    (212)   (293)
Amortization of prior
  service cost                         (2)       7       8
Recognized actuarial gain             287       31     135
--------------------------------------------------------------------------------
Net periodic
  benefit cost                      $  49    $  58   $  70
================================================================================

An assumed discount rate of 7% and an expected rate of return on plan assets of 8% were used to measure the projected benefit obligation and develop net periodic pension costs for the three years ended December 31, 1999.

Amounts applicable to the Company's pension plan with accumulated benefit obligations in excess of plan assets are as follows:


(in thousands)                      1999    1998      1997
--------------------------------------------------------------------------------
Projected benefit obligation       $ 657   $ 575    $  531
Accumulated benefit obligation       657     575       531
Fair value of plan assets            629     499       411
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

Further, the plan requires an additional matching employer contribution, based on the ratio of the Company's pretax income to equity, up to 50% of 6% of the employees' annual compensation. Additionally, the Company contributes 1% of all salaried employees annual compensation to the plan without regard for employee contribution. The defined contribution plan expense was $863,000 in 1999, $874,000 in 1998, and $756,000 in 1997.


NOTE 17.
COMMITMENTS AND CONTINGENT LIABILITIES

The Company is subject to laws and regulations relating to the protection of the environment, and the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings. In the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, competitive position, or capital expenditures of the Company.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

At December 31, 1999, the Company had outstanding letters of credit of approximately $2,653,000.


NOTE 18.
RISKS AND UNCERTAINTIES

The Company's future operating results may be affected by a number of factors. The Company is dependent upon a number of major suppliers. If a supplier had operational problems or ceased making material available to the Company, operations could be adversely affected.

Revenues from piling products declined following the closure of Bethlehem's structural mill in April 1997, and continue to be at reduced levels, as the majority of the Company's sheet piling inventory has been liquidated since the closure. The Company has become Chaparral Steel's exclusive North American distributor of steel sheet piling and "H" bearing pile. Shipments of "H" bearing pile began very late in the third quarter of 1999 from Chaparral's new Petersburg, Virginia facility while current mill projections are to begin initial test rollings of Z-shaped sheet piling during the second quarter of 2000. The Company does not expect production of Z-shaped sheet piling in meaningful quantities until the third quarter of 2000.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. At December 31, 1999, the Company had committed to this supplier $9,700,000 including inventory progress payments, a note receivable, equipment, and other receivables, principally interest charges on inventory progress payments. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings.

The Company's CXT subsidiary and Allegheny Rail Products division are dependent on one customer for a significant portion of their business. In addition, a substantial portion of the Company's operations are heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, governmental actions concerning taxation, tariffs, the environment or other matters could impact the operating results of the Company. The Company's operating results may also be affected by adverse weather conditions.

NOTE 19.
FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of accounts receivable, accounts payable, short-term and long-term debt, and interest rate swap agreements.

The carrying amounts of the Company's financial instruments at December 31, 1999 approximate fair value.


NOTE 20.
BUSINESS SEGMENTS

L. B. Foster Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products and was previously engaged in the manufacture and distribution of portable mass spectrometers.

The Company's rail segment provides a full line of new and used rail, trackwork and accessories to railroads, mines and industry. The Company also designs and produces concrete ties, bonded rail joints, power rail, track fasteners, coverboards and special accessories for mass transit and other rail systems.

The Company's construction segment sells and rents steel sheet piling and H-bearing pile for foundation and earth retention requirements. In addition, the Company's Fabricated Products division sells bridge decking, heavy steel fabrications, expansion joints, sign structures and other products for highway construction and repair. The Company's Geotechnical division designs and supplies mechanically-stabilized earth wall systems.

The Company's tubular segment supplies pipe coatings for pipelines and utilities. Additionally, the Company also produces pipe-related products for special markets, including water wells and irrigation.

The Company's portable mass spectrometer segment, the Monitor Group, was classified as a discontinued operation on December 31, 1999. Prior period results have been adjusted to reflect this classification (see Note 5, Discontinued Operations).

The Company markets its products directly in all major industrial areas of the United States primarily through a national sales force.

The following table illustrates revenues, profits, assets, depreciation/ amortization and capital expenditures of the Company by segment. Segment profit is the earnings before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a first-in, first-out (FIFO) basis at the segment level compared to a last-in, first-out (LIFO) basis at the consolidated level.


(in thousands)                          1999
--------------------------------------------------------------------------------
                                                         Depreci-    Expend-
                                                         ation/      itures for
                  Net        Segment       Segment       Amortiz-    Long-Lived
                  Sales      Profit        Assets        ation       Assets
--------------------------------------------------------------------------------
Rail Products   $148,296     $ 4,080     $ 91,089       $   775      $ 20,125
Construction
  Products        68,666       2,296       31,786           975         3,465
Tubular
  Products        24,676       1,889        8,270           772           323
--------------------------------------------------------------------------------
      Total     $241,638     $ 8,265     $131,145       $ 2,522      $ 23,913
================================================================================


(in thousands)                               1998
--------------------------------------------------------------------------------
                                                         Depreci-    Expend-
                                                         ation/      itures for
                  Net        Segment       Segment       Amortiz-    Long-Lived
                  Sales      Profit        Assets        ation       Assets
--------------------------------------------------------------------------------
Rail Products   $121,271     $ 6,320     $ 60,500       $   470      $  1,042
Construction
  Products        51,870         551       26,063           667         2,022
Tubular
  Products        46,044       1,698       13,437         1,043           771
--------------------------------------------------------------------------------
      Total     $219,185     $ 8,569     $100,000       $ 2,180      $  3,835
================================================================================

(in thousands)                               1997
--------------------------------------------------------------------------------
                                                         Depreci-    Expend-
                                                         ation/      itures for
                  Net        Segment       Segment       Amortiz-    Long-Lived
                  Sales      Profit        Assets        ation       Assets
--------------------------------------------------------------------------------
Rail Products   $112,712     $ 3,033     $ 54,894       $   436      $  1,214
Construction
  Products        55,923       1,810       27,848           357         4,292
Tubular
  Products        51,762         902       24,651         1,171         1,063
--------------------------------------------------------------------------------
      Total     $220,397     $ 5,745     $107,393       $ 1,964      $  6,569
================================================================================

Sales to any individual customer do not exceed 10% of consolidated revenues. Sales between segments are immaterial.

Reconciliations of reportable segment net sales, profit, assets, depreciation and amortization, and expenditures for long-lived assets to the Company's consolidated totals are illustrated as follows (in thousands):


Net Sales                                  1999           1998           1997
--------------------------------------------------------------------------------
Total for reportable segments         $ 241,638      $ 219,185      $ 220,397
Other net sales                             285            264            (54)
--------------------------------------------------------------------------------
                                      $ 241,923      $ 219,449      $ 220,343
================================================================================

Net Profit
--------------------------------------------------------------------------------
Total for reportable segments         $   8,265      $   8,569      $   5,745
Adjustment of inventory to LIFO             332            426           (536)
Unallocated other income                  1,184          1,731            475
Other unallocated amounts                (2,500)        (2,148)           208
--------------------------------------------------------------------------------
Income from continuing operations,
  before income taxes                 $   7,281      $   8,578      $   5,892
================================================================================

Assets
--------------------------------------------------------------------------------
Total for reportable segments         $ 131,145      $ 100,000      $ 107,393
Unallocated corporate assets             27,527         13,919         12,409
LIFO and market value inventory
 reserves                                (2,452)        (2,784)        (3,210)
Unallocated property, plant
 and equipment                            8,511          8,299         10,377
--------------------------------------------------------------------------------
Total assets                          $ 164,731      $ 119,434      $ 126,969
================================================================================

Depreciation/Amortization
--------------------------------------------------------------------------------
Total reportable for segments         $   2,522      $   2,180      $   1,964
Other                                     1,971            645            573
--------------------------------------------------------------------------------
                                      $   4,493      $   2,825      $   2,537
================================================================================

Expenditures for Long-Lived
 Assets
--------------------------------------------------------------------------------
Total for reportable segments         $  23,913      $   3,835      $   6,569
Expenditures included in acqui-
 sition of business                     (17,961)        (1,069)        (6,589)
Expenditures financed under
 capital leases                          (1,386)
Expenditures included in
 Property Held for Sale                     (30)           (60)          (272)
Other unallocated expenditures              465             69          2,355
--------------------------------------------------------------------------------
                                      $   5,001      $   2,775      $   2,063
================================================================================

Approximately 98% of the Company's total net sales were to customers in North America, and a majority of the remaining sales were to countries in Central and South America.

All of the Company's long-lived assets are located in North America and almost 100% of those assets are located in the United States.

NOTE 21.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 1999 and 1998 is presented below:


(in thousands, except
  per share amounts)                           1999
--------------------------------------------------------------------------------
                     First       Second       Third        Fourth
                     Quarter(1) Quarter(1) Quarter(1)(2)  Quarter(2)    Total
--------------------------------------------------------------------------------
Net sales             $53,783    $58,743      $63,025      $66,372    $241,923
--------------------------------------------------------------------------------
Gross profit          $ 7,159    $ 8,945      $ 9,962      $11,019    $ 37,085
--------------------------------------------------------------------------------
Income from cont-
 inuing operations    $   694    $ 1,497      $ 1,026      $ 1,401    $  4,618
--------------------------------------------------------------------------------
Loss from discont-
 inued operations    ($   234)  ($   259)    ($   174)    ($ 1,448)  ($  2,115)
--------------------------------------------------------------------------------
Net income/(loss)     $   460    $ 1,238      $   852     ($    47)   $  2,503
================================================================================
Basic earnings per common share:
  From continuing
   operations         $  0.07    $  0.15      $  0.11      $  0.15    $   0.48
  From discontinued
   operations        ($  0.02)  ($  0.03)    ($  0.02)    ($  0.15)  ($   0.22)
--------------------------------------------------------------------------------
Basic earnings per
 common share         $  0.05    $  0.12      $  0.09      $  0.00    $   0.26
================================================================================
Diluted earnings per common share:
  From continuing
   operations         $  0.07    $  0.15      $  0.11      $  0.14    $   0.46
  From discontinued
   operations        ($  0.02)  ($  0.03)    ($  0.02)    ($  0.14)  ($   0.21)
--------------------------------------------------------------------------------
Diluted earnings per
 common share         $  0.05    $  0.12      $  0.09      $  0.00    $   0.25
================================================================================
(1) The first, second and third quarters were restated to reflect the classification of the Monitor Group segment as a discontinued operation. (2) The second half results reflect the June 30, 1999 acquisition of CXT, Incorporated which accounted for the majority of the reported sales increase.


(in thousands, except
 per share amounts)                            1998
--------------------------------------------------------------------------------
                       First      Second       Third       Fourth
                    Quarter(1) Quarter(1)(2) Quarter(1)(3) Quarter(1) Total(1)
--------------------------------------------------------------------------------
Net sales             $49,341    $58,850      $50,368      $60,890    $219,449
--------------------------------------------------------------------------------
Gross profit          $ 7,309    $ 9,135      $ 7,448      $ 9,320    $ 33,212
Income from cont-
 inuing operations    $   867    $ 2,106      $   874      $ 1,218    $  5,065
--------------------------------------------------------------------------------
Loss from discont-
 inued operations    ($   161)  ($   165)    ($   161)    ($   201)  ($    688)
--------------------------------------------------------------------------------
Net income            $   706    $ 1,941      $   713      $ 1,017    $  4,377
================================================================================
Basic earnings per common share:
  From continuing
   operations         $  0.09    $  0.21      $  0.08      $  0.13    $   0.51
  From discontinued
   operations        ($  0.02)  ($  0.02)    ($  0.01)    ($  0.02)  ($   0.07)
--------------------------------------------------------------------------------
Basic earnings per
 common share         $  0.07    $  0.19      $  0.07      $  0.11    $   0.44
================================================================================
Diluted earnings per common share:
  From continuing
   operations         $  0.09    $  0.21      $  0.08      $  0.12    $   0.50
  From discontinued
   operations        ($  0.02)  ($  0.02)    ($  0.01)    ($  0.02)  ($   0.07)
--------------------------------------------------------------------------------
Diluted earnings per
 common share         $  0.07    $  0.19      $  0.07      $  0.10    $   0.43
================================================================================
(1) All quarters of 1998 were restated to reflect the classification of the Monitor Group segment as a discontinued operation. (2) The second quarter includes a pretax gain on the sale of the Fosterweld division of approximately $1,700,000 and a $900,000 write-down for a property subject to a sale negotiation. (3) The third quarter included a provision for losses relating to certain catenary sign structure contracts of approximately $900,000.

REPORT OF INDEPENDENT AUDITORS AND RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of L. B. Foster Company:

We have audited the accompanying consolidated balance sheets of L. B. Foster Company and subsidiaries at December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                        /s/Ernst & Young LLP
Pittsburgh, Pennsylvania
January 25, 2000


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


/s/Lee B. Foster
Lee B. Foster II
Chairman of the Board
and Chief Executive Officer

/s/Roger F. Nejes
Roger F. Nejes
Senior Vice President
Finance and Administration
and Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors is set forth under "Election of Directors" in the Company's Proxy Statement for the 2000 annual meeting of stockholders ("2000 Proxy Statement"). Such information is incorporated herein by reference. Information concerning the executive officers who are not directors of the Company is set forth below. With respect to the period prior to August 18, 1977, references to the Company are to the Company's predecessor, Foster Industries, Inc.

 NAME                     AGE                       POSITION

 Alec C. Bloem             49        Senior Vice President - Concrete Products

 Anthony G. Cipicchio      53        Vice President - Fabricated Products

 William S. Cook, Jr.      58        Vice President - Strategic Planning &
                                     Acquisitions

 Paul V. Dean              68        Senior Vice President - Piling Products

 Samuel K. Fisher          47        Vice President - Rail Procurement

 Dean A. Frenz             56        Senior Vice President - Rail Distribution
                                     Products

 Steven L. Hart            53        Vice President - Operations

 Stan L. Hasselbusch       52        President and Chief Operating Officer

 David L. Minor            56        Vice President - Treasurer

 Roger F. Nejes            57        Senior Vice President - Finance and
                                     Administration and Chief Financial Officer

 Henry M. Ortwein, Jr.     57        Senior Vice President - Rail Manufactured
                                     Products

 Linda K. Patterson        50        Controller

 Gary E. Ryker             50        Executive Vice President - Rail Products

 Robert W. Sigle           70        Vice President - Tubular Products

 Linda M. Terpenning       54        Vice President - Human Resources

 David L. Voltz            47        Vice President, General Counsel and
                                     Secretary

Mr. Bloem was elected Senior Vice President - Concrete Products in March 2000, having previously served as Vice President Geotechnical and Precast Division from October 1999, and President - Geotechnical Division from August 1998. Prior to joining the Company in August 1998, Mr. Bloem served as Vice President- VSL Corporation.

Mr. Cipicchio was elected Vice President - Fabricated Products in August 1998. Mr. Cipicchio joined the Company in May 1997 and initially held the position of Vice President - Operations. Prior to joining the Company, Mr. Cipicchio was Vice President of Operations for Omsco Industries, a supplier of drill string components to the oil and gas industry.

Mr. Cook was elected Vice President - Strategic Planning & Acquisitions in October 1993. Prior to joining the Company in March 1993, Mr. Cook was President of Cook Corporate Development, a business and financial advisory firm.

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

Mr. Hasselbusch was elected President and Chief Operating Officer in March, 2000 having previously served as Executive Vice President and Chief Operating Officer from January 1999, Vice President - Construction and Tubular Products from December, 1996 to December 1998, Senior Vice President - Construction Products from September 1995 to December 1996, and as Senior Vice President - Sales from October 1993 to September 1995. Mr. Hasselbusch joined the Company in 1972.

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

Mr. Ryker was elected Executive Vice President - Rail Products in March 2000. Prior to joining the Company in March 2000, Mr. Ryker served from February 1999 as President of Motor Coils Manufacturing, a manufacturer of equipment for locomotives, as President and Chief Executive Officer of Union Switch & Signal Inc., a signaling company, from September 1997 to August 1998, and as Executive Vice President of Harmon Industries, a signaling company, from April 1992 until September 1997.

Mr. Sigle was elected Vice President - Tubular Products in December 1990. Mr. Sigle joined the Company in 1965.

Ms. Terpenning was elected Vice President - Human Resources in October 1987. Ms. Terpenning joined the Company in 1985.

Mr. Voltz was elected Vice President, General Counsel and Secretary in December 1987. Mr. Voltz joined the Company in 1981.

Officers are elected annually at the organizational meeting of the Board of Directors following the annual meeting of stockholders.


ITEM 11. EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the 2000 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Ownership of Securities by Management" and "Principal Stockholders" in the 2000 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under "Certain Transactions" in the 2000 Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

    1. FINANCIAL STATEMENTS

     The following consolidated financial statements, accompanying notes and Report of Independent Auditors in the Company's Annual Report to Stockholders for 1999 have been included in Item 8 of this Report:

     Consolidated Balance Sheets at December 31, 1999 and 1998.

     Consolidated Statements of Income For the Three Years Ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Cash Flows For the Three Years Ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

    2. FINANCIAL STATEMENT SCHEDULE

     Schedules for the Three Years Ended December 31, 1999, 1998 and 1997:

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

      4.1 Third Amended and Restated Loan Agreement by and among the Registrant and Mellon Bank, N.A., PNC Bank, National Association and First Union National Bank, dated as of June 30, 1999 and filed as Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 1999.

 *   10.12      Lease between CXT Incorporated and Pentzer Development
                Corporation, dated April 1, 1993.

 *   10.12.1    Amendment dated March 12, 1996 to lease between CXT
                Incorporated and Pentzer Corporation.

 *   10.13      Lease between CXT Incorporated and Crown West Realty, L.L.C., dated December 20, 1996.

 *   10.14      Lease between CXT Incorporated and Pentzer Development
                Corporation, dated November 1, 1991.

 *   10.15      Lease between CXT Incorporated and Union Pacific Railroad
                Company, dated February 13, 1998.

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

 *   10.50      L. B. Foster Company 2000 Incentive Compensation Plan.  **

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



  (b) Reports on Form 8-K

On July 14, 1999, the Registrant filed a Current Report on Form 8-K announcing the June 30, 1999 purchase of all outstanding stock of CXT Incorporated.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 L. B. FOSTER COMPANY
March 28, 2000
                                                 By /s/ Lee B. Foster II
                                                 (Lee B. Foster II, Chief
                                                  Executive Officer and
                                                  Chairman of the Board)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                  Position                        Date
--------------------------------------------------------------------------------
By: /s/ Lee B. Foster II        Chief Executive                 March 28, 2000
     (Lee B. Foster II)         Officer, Chairman of the
                                Board and Director

By: /s/Henry J. Massman, IV     Director                        March 28, 2000
     (Henry J. Massman, IV)

By: /s/ Roger F. Nejes          Senior Vice President -         March 28, 2000
     (Roger F. Nejes)           Finance & Administration
                                and Chief Financial Officer

By: /s/Linda K. Patterson       Controller                      March 28, 2000
     (Linda K. Patterson)

By:  /s/John W. Puth            Director                        March 28, 2000
     (John W. Puth)

By:  /s/William H. Rackoff      Director                        March 28, 2000
     (William H. Rackoff)

By: /s/ Richard L. Shaw         Director                        March 28, 2000
     (Richard L. Shaw)

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (In Thousands)

                                       Additions
                                   ------------------
                       Balance at  Charged to                        Balance
                       Beginning   Costs and                         at End
                        of Year    Expenses     Other  Deductions    of Year
                       ----------  -----------  -----  ----------    -------
1999
Deducted from assets
 to which they apply:
  Allowance for
   doubtful accounts    $ 1,438      $  180     $  -    $  63 (1)     $1,555
================================================================================
  Provision for de-
    cline in market
    value of inven-
    tories              $   600      $   -      $  -    $   -         $  600
================================================================================

Not deducted from
 assets:
  Provision for
  special termina-
  tion benefits         $     5      $   -       $  -   $   -         $    5
================================================================================

  Provision for
   environmental
   compliance &
   remediation          $   329       $   12     $  -    $  127 (2)    $  214
================================================================================

1998
Deducted from assets
 to which they apply:
  Allowance for
   doubtful accounts    $ 1,468      $   10     $  -    $   40 (1)    $1,438
================================================================================

  Provision for de-
    cline in market
    value of inven-
    tories              $  600       $   -      $  -    $   -        $   600
================================================================================

Not deducted from
 assets:
  Provision for
  special termina-
  tion benefits         $   12       $   -      $  -    $   7 (2)    $    5
================================================================================

  Provision for
    environmental
    compliance &
    remediation         $   284      $  184     $  -    $  139 (2)   $  329
================================================================================

1997
Deducted from assets
 to which they apply:
  Allowance for
   doubtful accounts    $ 1,803      $  199     $  -    $  534 (1)   $1,468
================================================================================

  Provision for de-
    cline in market
    value of inven-
    tories              $   600      $   -      $  -    $   -        $  600
================================================================================

Not deducted from
 assets:
  Provision for
    special termina-
    tion benefits       $    22      $    1     $  -    $   11 (2)   $   12
================================================================================

  Provision for
    environmental
    compliance &
    remediation         $   242      $   61     $  -    $   19 (2)   $  284
================================================================================
(1)  Notes and accounts receivable written off as uncollectible.
(2)  Payments made on amounts accrued and reversals of accruals.