Form 10-Q
period 2000-03-31
FOSTER L B CO
filed 2000-05-15
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    March 31, 2000
                     --------------

Commission File Number    0-10436
                          -------

                              L. B. Foster Company
             (Exact name of Registrant as specified in its charter)

              Pennsylvania                     25-13247733
        (State of Incorporation)    (I.R.S. Employer Identification No.)

       415 Holiday Drive, Pittsburgh, Pennsylvania              15220
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

    Class                                 Outstanding at May 5, 2000

 Common Stock, Par Value $.01                   9,558,734 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX


PART I.  Financial Information                                    Page
------------------------------

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets                2

               Condensed Consolidated Statements of Income          3

               Condensed Consolidated Statements of Cash Flows      4

               Notes to Condensed Consolidated
               Financial Statements                                 5

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations       12


PART II.  Other Information
---------------------------

    Item 1.    Legal Proceedings                                   18

    Item 6.    Exhibits and Reports on Form 8-K                    18

Signature                                                          21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      L.B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                             March 31,     December 31,
                                               2000            1999
ASSETS                                      (unaudited)
--------------------------------------------------------------------------------
Current Assets:
 Cash and cash equivalents                  $   2,919      $  1,558
Accounts and notes receivable:
 Trade                                         52,370         52,110
 Other                                          1,105          1,002
--------------------------------------------------------------------------------
                                               53,475         53,112

Inventories                                    51,548         45,601
Current deferred tax assets                     1,925          1,925
Other current assets                            1,123            981
Property held for resale                        1,345          2,856
--------------------------------------------------------------------------------
 Total Current Assets                         112,335        106,033
--------------------------------------------------------------------------------
Property, Plant & Equipment - At Cost          52,947         51,747
Less Accumulated Depreciation                 (22,570)       (21,621)
--------------------------------------------------------------------------------
                                               30,377         30,126
--------------------------------------------------------------------------------
Property Held for Resale                        4,171          4,203
--------------------------------------------------------------------------------
Other Assets:
 Goodwill and intangibles - net                 7,326          7,474
 Investments                                    8,813          8,610
 Deferred tax assets                            1,720          1,720
 Other assets                                   6,121          6,565
--------------------------------------------------------------------------------
  Total Other Assets                           23,980         24,369
--------------------------------------------------------------------------------
TOTAL ASSETS                                $ 170,863      $ 164,731
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt       $   1,098      $   1,141
 Short-term borrowings                          5,000          5,000
 Accounts payable - trade                      31,509         24,446
 Accrued payroll and employee benefits          3,446          3,619
 Current deferred tax liabilities               1,857          1,857
 Other accrued liabilities                      1,966          2,233
--------------------------------------------------------------------------------
  Total Current Liabilities                    44,876         38,296
--------------------------------------------------------------------------------
Long-Term Borrowings                           40,000         40,000
--------------------------------------------------------------------------------
Other Long-Term Debt                            4,031          4,136
--------------------------------------------------------------------------------
Deferred Tax Liabilities                        6,293          6,293
--------------------------------------------------------------------------------
Other Long-Term Liabilities                     1,389          1,356
--------------------------------------------------------------------------------
Stockholders' Equity:
 Common stock                                     102            102
 Paid-in capital                               35,375         35,377
 Retained earnings                             42,657         42,505
 Treasury stock                                (3,890)        (3,364)
 Accumulated other comprehensive income            30             30
--------------------------------------------------------------------------------
  Total Stockholders' Equity                   74,274         74,650
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 170,863      $ 164,731
================================================================================
See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)


                                             Three Months
                                                Ended
                                               March 31,
--------------------------------------------------------------------------------
                                          2000          1999
--------------------------------------------------------------------------------
                                              (unaudited)

Net Sales                               $ 59,489     $ 53,783
Cost of Goods Sold                        51,178       46,624
--------------------------------------------------------------------------------
Gross Profit                               8,311        7,159

    Selling and Administrative
      Expenses                             7,408        5,987
    Interest Expense                         938          398
    Other Income                            (581)        (360)
--------------------------------------------------------------------------------
                                           7,765        6,025
--------------------------------------------------------------------------------
Income from Continuing Operations,
    Before Income Taxes                      546        1,134

Income Tax Expense                           218          440
--------------------------------------------------------------------------------
Income from Continuing Operations            328          694

Loss from Discontinued Operations,
    Net of Taxes                            (176)        (234)
--------------------------------------------------------------------------------
Net Income                              $    152     $    460
================================================================================
Basic Earnings Per Common Share From:
    Continuing Operations               $   0.04     $   0.07
    Discontinued Operations                (0.02)       (0.02)
--------------------------------------------------------------------------------
Basic Earnings Per Common Share         $   0.02     $   0.05
================================================================================
Diluted Earnings Per Common Share From:
    Continuing Operations               $   0.04     $   0.07
    Discontinued Operations                (0.02)       (0.02)
--------------------------------------------------------------------------------
Diluted Earnings Per Common Share       $   0.02     $   0.05
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                      L.B. Foster Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                             Three Months
                                                            Ended March 31,
                                                          2000           1999
--------------------------------------------------------------------------------
                                                              (unaudited)
Cash Flows from Operating Activities:
Income from continuing operations                      $   328        $   694
Adjustments to reconcile net income to net cash
 provided (used) by continuing operatings:
  Depreciation and amortization                          1,214            782
  Loss on sale of property, plant
    and equipment                                            1             19
Change in operating assets and liabilities:
 Accounts receivable                                      (363)           510
 Inventories                                            (5,947)        (2,567)
 Property held for resale                                1,649
 Other current assets                                     (142)          (174)
 Other non-current assets                                  234            164
 Accounts payable - trade                                7,063           (722)
 Accrued payroll and employee benefits                    (173)        (1,962)
 Other current liabilities                                 (91)          (811)
 Other liabilities                                          33            129
--------------------------------------------------------------------------------
Net Cash Provided (Used) by Continuing Operations        3,806         (3,938)
Net Cash Used by Discontinued Operations                  (352)          (303)
--------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities         3,454         (4,241)
--------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Proceeds from sale of property, plant and equipment                        4
 Capital expenditures on property, plant and equipment  (1,298)          (544)
 Purchase of DM&E stock                                                (6,000)
--------------------------------------------------------------------------------
Net Cash Used by Investing Activities                   (1,298)        (6,540)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Proceeds from issuance of revolving
   credit agreement borrowings                                         11,575
 Exercise of stock options and stock awards                113            274
 Treasury share acquisitions                              (641)          (421)
 Repayments of long-term debt                             (267)          (334)
--------------------------------------------------------------------------------
Net Cash (Used) Provided by Financing Activities          (795)        11,094
--------------------------------------------------------------------------------
Effect of exchange rate on cash                                             3
--------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                1,361            316

Cash and Cash Equivalents at Beginning of Period         1,558            874

--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period             $ 2,919        $ 1,190
================================================================================
Supplemental Disclosures of Cash Flow Information:

Interest Paid                                          $ 1,056        $   261
================================================================================
Income Taxes Paid                                      $   380        $   544
================================================================================
During 2000 and 1999, the Company financed certain capital expenditures totaling $119,000 and $246,000, respectively, through the issuance of capital leases.

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS
   --------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, however, actual results could differ from those estimates. The results of operations for these interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


2. ACCOUNTING PRINCIPLES
   ---------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments and hedging activities. In June 1999, FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of the FASB Statement No. 133," was issued. This statement delays the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement will be adopted by the Company in 2001 and is not expected to have a material effect on the consolidated financial statements.


3. ACCOUNTS RECEIVABLE
   -------------------

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 2000 and December 31, 1999 have been reduced by an allowance for doubtful accounts of $(1,438,000) and $(1,555,000), respectively. Bad debt expense was $(113,000) and
$(14,000) for the three month periods ended March 31, 2000 and 1999, respectively.

4. INVENTORIES
--------------

Inventories of the Company at March 31, 2000 and December 31, 1999 are summarized as follows in thousands:

                                      March 31,           December 31,
                                        2000                  1999
------------------------------------------------------------------------
Finished goods                        $ 31,788              $ 28,755
Work-in-process                         15,167                13,000
Raw materials                            7,045                 6,298
------------------------------------------------------------------------
Total inventories at current costs:     54,000                48,053
(Less):
Current costs over LIFO
 stated values                          (1,852)               (1,852)
Reserve for decline in market value
 of inventories                           (600)                 (600)
------------------------------------------------------------------------
                                      $ 51,548              $ 45,601
========================================================================


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


5. PROPERTY HELD FOR RESALE
   ------------------------


                                 March 31,             December 31,
(in thousands)                     2000                   1999
--------------------------------------------------------------------
Location:
--------------------------------------------------------------------
    Norcross, GA                  $3,055                 $3,055
    Newport, KY                    1,345                  1,345
    Pomeroy, OH                      649                    665
    St. Marys, WV                    467                    483
    Houston, TX                                           1,511
--------------------------------------------------------------------
Property held for resale          $5,516                 $7,059
--------------------------------------------------------------------
Less current portion               1,345                  2,856
--------------------------------------------------------------------
                                  $4,171                 $4,203
====================================================================

The Norcross, GA location consists of buildings and approximately 28 acres of land, which are being underutilized by the Company's business.

The Newport, KY location consisting of machinery and equipment was included in the Company's coated pipe division of the tubular products segment. Due to unfavorable market conditions, management suspended operations in September 1998 and intends to dispose of the assets. An impairment loss of $183,000 was recorded in 1999 in anticipation of the disposal cost.

The Pomeroy, OH and St. Marys, WV locations , consisting of machinery and equipment, buildings, land and land improvements which comprise the Company's Mining division of the rail products segment, were determined not to meet the Company's long-range strategic goals. The Company continues to explore the divestiture of these assets.

In March 2000, the Company sold an undeveloped 62-acre portion of a 127-acre Houston, TX property for approximately $2,000,000. The pretax gain, after estimated disposal costs was approximately $100,000.


6. DISCONTINUED OPERATIONS
   -----------------------

In the fourth quarter of 1999, the Company made the decision to classify the operations of the Monitor Group, a developer of portable mass spectrometers, as a discontinued operation, pending its sale. Accordingly, the operating results of the Monitor Group have been segregated from continuing operations and reported as a separate line item on the financial statements.

The Company has restated its financial statements to reflect the operating results of the Monitor Group as a discontinued operation, for the prior periods presented.

The three months ended March 31, 2000 includes a net loss from discontinued operations of approximately $176,000. The Company continues ongoing discussions with prospective buyers, with an estimated disposal date to occur in 2000.


6. BORROWINGS

In March of 2000, the Company reduced the revolving agreement to $64.9 million. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from prime to prime plus 0.25%, the CD rate plus 0.575% to 1.8%, the LIBOR rate plus .575% to 1.8%. Borrowings under the agreement, which expires July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company-held DM&E Preferred stock.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio, and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets.


7. EARNINGS PER COMMON SHARE
   -------------------------

The following table sets forth the computation of basic and diluted earnings per common share:

                                                       Three Months Ended
                                                             March 31,
(in thousands, except earnings per share)              2000            1999
---------------------------------------------------------------------------
Numerator:
  Numerator for basic and diluted
    earnings per common share -
    net income available to common
    stockholders:
      Income from continuing operations                $328            $694
      Loss from discontinued operations                (176)           (234)
                                                ------------     -----------
  Net Income                                           $152            $460
                                                ============     ===========
Denominator:
    Weighted average shares                           9,561           9,787
                                                ------------     -----------
  Denominator for basic earnings
    per common share                                  9,561           9,787

Effect of dilutive securities:
    Contingent issuable shares pursuant to
      the Company's Incentive
      Compensation Plans                                 52              29
    Employee stock options                               70             235
                                                ------------     -----------
  Dilutive potential common shares                      122             264

  Denominator for diluted earnings
    per common share - adjusted weighted
    average shares and assumed conversions            9,683          10,051
                                                ============     ===========

Basic earnings per common share:
  Continuing operations                               $0.04           $0.07
  Discontinued operations                            ($0.02)         ($0.02)
                                                ------------     -----------
Basic earnings per common share                       $0.02           $0.05
                                                ============     ===========

Diluted earnings per common share:
  Continuing operations                               $0.04           $0.07
  Discontinued operations                            ($0.02)         ($0.02)
                                                ------------     -----------
Diluted earnings per common share                     $0.02           $0.05
                                                ============     ===========

8. COMMITMENTS AND CONTINGENT LIABILITIES
   --------------------------------------

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

At March 31, 2000, the Company had outstanding letters of credit of approximately $4,362,000.


9. BUSINESS SEGMENTS
   -----------------

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products and was previously engaged in the manufacture and distribution of portable mass spectrometers. The Company's portable mass spectrometer segment, the Monitor Group, was classified as a discontinued operation on December 31, 1999. Prior period results have been adjusted to reflect this classification. The following tables illustrate revenues and profits/(losses) of the Company by segment:

                                          Three Months Ended
                                             March 31, 2000

                                        Net              Segment
(in thousands)                         Sales          Profit/(Loss)
---------------------------------------------------------------------
Rail products                         $32,657              ($517)
Construction products                  21,727                352
Tubular products                        4,990                406
---------------------------------------------------------------------
  Total                               $59,374               $241
=====================================================================




                                            Three Months Ended
                                              March 31, 1999

                                        Net              Segment
(in thousands)                         Sales          Profit/(Loss)
---------------------------------------------------------------------
Rail products                         $31,417               $211
Construction products                  15,296                 78
Tubular products                        6,864                434
---------------------------------------------------------------------
  Total                               $53,577               $723
=====================================================================

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total:

                                                          Three Months Ended
                                                               March 31,
(in thousands)                                            2000           1999
-------------------------------------------------------------------------------
Net Profit/(Loss)
-------------------------------------------------------------------------------
Total for reportable segments                             $241            $723
Cost of capital for reportable segments                  2,950           2,431
Interest expense                                          (938)           (399)
Other income                                               581             360
Corporate expense and other unallocated charges         (2,288)         (1,981)
-------------------------------------------------------------------------------
  Income from continuing operations,
    before income taxes                                   $546          $1,134
===============================================================================

There has been no change in the measurement of segment profit/(loss) from December 31, 1999. There has been no significant change in segment assets from December 31, 1999.


10. ACQUISITIONS

On June 30 1999, the Company acquired all of the outstanding stock of CXT Incorporated (CXT), a Spokane, WA based manufacturer of engineered prestressed and precast concrete products primarily used in the railroad and transit industries. The purchase price of $17,514,000 has been preliminarily allocated based on estimated fair values of the assets acquired and liabilities assumed. This allocation has resulted in acquired goodwill of approximately $4,221,000, which is being amortized on a straight-line basis over twenty years. The Company expects to finalize all purchase accounting adjustments within one year of the acquisition.

The acquisition was reported using the purchase method of accounting and has been included in operations since the date of acquisition. The purchase price was allocated to the assets and liabilities based on estimated fair values as of the acquisition date.

Had the acquisition been made at the beginning of 1999, the Company's pro forma unaudited results would have been:


                                        Three Months Ended
                                          March 31, 1999
(In thousands except per share
  amounts)
--------------------------------------------------------------------
Net sales                                    $ 64,499
Income from continuing operations                 574
Basic earnings per common share from
  continuing operations                      $   0.06
--------------------------------------------------------------------
--------------------------------------------------------------------

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect on January 1, 1999, or of future results of operations.


11. SPECIAL CHARGES
    ---------------

The Company has formulated plans to consolidate or downsize sales and administrative functions and several plant operations as part of its overall plan to increase asset utilization and streamline administrative functions. Special charges of $503,000 pretax or $0.03 per share after tax were included in the quarter's results. The Company expects to record additional nonrecurring pretax charges of approximately $1,100,000 related to these programs by its fiscal 2001 year-end. Management implemented the initial phase of several of these programs in the first quarter. The costs accrued for the implemented programs were based upon management estimates using the latest information available at the time the accrual was established.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


                                             Three Months Ended
                                                 March 31,
--------------------------------------------------------------------------------
                                             2000         1999
--------------------------------------------------------------------------------
                                           (Dollars in thousands)
Net Sales:
  Rail Products                              $ 32,657   $ 31,417
  Construction Products                        21,727     15,296
  Tubular Products                              4,990      6,864
  Other                                           115        206
--------------------------------------------------------------------------------
   Total Net Sales                           $ 59,489   $ 53,783
================================================================================
Gross Profit:
  Rail Products                              $  4,186   $  3,639
  Construction Products                         3,535      2,593
  Tubular Products                                870      1,024
  Other                                          (280)       (97)
--------------------------------------------------------------------------------
   Total Gross Profit                           8,311      7,159
--------------------------------------------------------------------------------
Expenses:
  Selling and Administrative
    Expenses                                    7,408      5,987
 Interest Expense                                 938        398
 Other (Income) Expense                          (581)      (360)
--------------------------------------------------------------------------------
   Total Expenses                               7,765      6,025
--------------------------------------------------------------------------------
Income From Continuing Operations
  Before Income Taxes                             546      1,134
Income Tax Expense                                218        440
--------------------------------------------------------------------------------
Income From Continuing Operations                 328        694

Loss From Discontinues Operations,
  Net Of Taxes                                   (176)      (234)
--------------------------------------------------------------------------------
Net Income                                    $   152   $    460
================================================================================
Gross Profit %:
 Rail Products                                  12.8%      11.6%
 Construction Products                          16.3%      17.0%
 Tubular Products                               17.4%      14.9%
   Total Gross Profit                           14.0%      13.3%
================================================================================

FIRST QUARTER 2000 RESULTS OF OPERATIONS
----------------------------------------

Income from continuing operations for the first quarter of 2000 was $0.3 million or $0.04 per share on net sales of $59.5 million. This compares to a 1999 first quarter income from continuing operations of $0.7 million or $0.07 per share on net sales of $53.8 million.

Net losses from the Monitor Group, classified as a discontinued operation on December 31, 1999, were $0.2 million in the first quarters of 2000 and 1999.

Rail products' 2000 first quarter net sales were $32.7 million or an increase of 4% over the same period last year. This increase was due to the addition of CXT Incorporated, which more than offset the decline in rail and transit project shipments due to increased industry competition resulting from spending cutbacks by the major railroads. Construction products' net sales increased 42% from the year earlier quarter as shipments of "H" bearing pile and flat web sheet piling increased. Tubular products' sales decreased 27% from the same quarter of 1999 due to weakness in the pipe coating market. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total Company was 14% in the first quarter of 2000 and 13% in the 1999 first quarter. Rail products' gross margin percentage increased in the first quarter of 2000 to 13% from 12% in the year earlier quarter. This was primarily the result of increased margins in rail distribution products which offset losses incurred by CXT. CXT losses were the result of lower demand from a key major Class I railroad, and anticipated seasonal weakness. The gross margin percentage for construction products declined 1% from the year earlier quarter primarily due to the mix of products sold. Tubular products' gross margin percentage in the first quarter of 2000 increased 2.5% from the same period last year, primarily due to more efficient operations at the Langfield, TX threading facility.

Selling and administrative expenses increased 24% over the prior year period due to the inclusion of expenses associated with CXT operations and a majority of the special charges discussed below. Interest expense increased over the year earlier quarter due to an increase in outstanding borrowings associated with the acquisition of CXT. The provision for income taxes was recorded at 40% in the first quarters of 2000 and 1999.

SPECIAL CHARGES
---------------

The Company has formulated plans to consolidate or downsize sales and administrative functions and several plant operations as part of its overall plan to increase asset utilization and streamline administrative functions. Special charges of approximately $0.5 million pretax or $0.03 per share after tax were included in the quarter's results. The Company expects to record additional nonrecurring pretax charges of approximately $1.1 million related to these programs by its fiscal 2001 year-end. Management implemented the initial phase of several of these programs in the first quarter. The costs accrued for the implemented programs were based upon management estimates using the latest information available at the time the accrual was established.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. During the first three months of 2000, the average turnover rate for accounts receivable was higher than during the same period last year in all of the Company's segments. The average inventory turnover rate for the first quarters of 2000 and 1999 remained the same. Working capital at March 31, 2000 was $67.5 million compared to $67.7 million at December 31, 1999.

During the first quarter of 1999, the Company announced a program to purchase up to 1,000,000 shares of its common stock. As of March 31, 2000, 365,298 shares had been purchased under this program at a cost of $1.9 million.

The Company had capital expenditures, including capital leases, of approximately $0.5 million in the first quarter of 2000. Capital expenditures in 2000, excluding acquisitions, are expected to be approximately $5.0 million and are anticipated to be funded by cash flow from operations.

Total revolving credit agreement borrowings at March 31, 2000 and December 31, 1999 were $45.0 million. At March 31, 2000 the Company had $15.5 million in unused borrowing commitment. Outstanding letters of credit at March 31, 2000 were $4.4 million. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

In March of 2000, the Company reduced the revolving agreement to $64.9 million. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from prime to prime plus 0.25%, the CD rate plus 0.575% to 1.8%, the LIBOR rate plus .575% to 1.8%. Borrowings under the agreement, which expires July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company held DM&E Preferred stock.

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



OTHER MATTERS
-------------

In March 2000, the Company sold an undeveloped 62-acre portion of a 127-acre Houston, TX property for approximately $2.0 million. The pretax gain, after estimated disposal costs was approximately $0.1 million.

On May 2, 2000, a local union of the United Steelworkers of America declared a strike at the Company's Pomeroy, OH facility which manufactures trackwork for the mining industry. The Company does not believe that the dispute will have a material impact on its financial results.

Management continues to evaluate the overall performance of certain operations. A decision to terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


OUTLOOK
-------

The Company has become Chaparral Steel's exclusive North American distributor of steel sheet piling and "H" bearing pile. Shipments of "H" bearing pile began very late in the third quarter of 1999 from Chaparral's new Petersburg, VA facility, while current mill indications are that the startup of steel sheet piling production will not commence until sometime in the second quarter with no appreciable production quantities expected until late in the third quarter.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. At March 31, 2000, the Company had $11.0 million committed to this supplier including inventory progress payments, a note receivable, equipment, and other receivables, principally interest charges on inventory progress payments. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings.

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

Although backlog is not necessarily indicative of future operating results, total Company backlog at March 31, 2000, was approximately $175.6 million. The following table provides the backlog by business segment:



                                                   Backlog
                                     March 31,                  December 31,
                                 2000       1999                    1999
--------------------------------------------------------------------------------
Rail Products
  Excluding CXT                $ 56,413   $ 64,787               $ 41,685
  CXT                            61,743                            69,393
Construction Products            56,127     41,386                 41,842
Tubular Products                  1,301      5,945                  2,012
--------------------------------------------------------------------------------
                Total          $175,584   $112,118               $154,932
================================================================================



MARKET RISK AND RISK MANAGEMENT POLICIES
----------------------------------------

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does hedge the cash flows of operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction.

At March 31, 2000, the Company had outstanding foreign currency forward contracts to purchase $212,000 Canadian for approximately $146,000 US.

The Company is also exposed to changes in interest rates primarily from its long-term debt arrangements. The Company uses interest rate derivative instruments to manage exposure to interest rate changes.

The Company has entered into an interest rate swap agreement as the fixed rate payor to reduce the impact of changes in interest rates on a portion of its revolving borrowings. At March 31, 2000 the swap agreement had a notional value of $8,000,000 consisting at 5.48% and expires in January 2001. The swap agreement's floating rate is based on LIBOR. Any amounts paid or received under the agreement are recognized as adjustments to interest expense. Neither the fair market value of the agreement nor the interest expense adjustments associated with the agreement has been material.


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

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Additional delays in Chaparral's production of steel sheet piling would, for example, have an adverse effect on the Company's performance. The nonrecurring charges through 2001 are estimates and are subject to change as the Company further develops its plans. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, taxes, inflation and governmental regulations. Sentences containing words such as "anticipates", "expects", or "will" generally should be considered forward-looking statements.

                            PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 7, "Commitments and Contingent Liabilities", to the Condensed Consolidated Financial Statements.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  a) EXHIBITS
     --------
     Unless marked by an asterisk, all exhibits are incorporated by reference:

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

     4.1 Third Amended and Restated Loan Agreement by and among the Registrant and Mellon Bank, N.A., PNC Bank, National Association, and First Union National Bank dated as of June 30, 1999 and filed as Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 1999.

    10.12 Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993 and filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 1999.

    10.12.1 Amendment dated March 12, 1996 to lease between CXT Incorporated And Pentzer Development Corporation, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 1999.

    10.13 Lease between CXT Incorporated and Crown West Realty, L.L.C. dated December 20, 1996 and files as Exhibit 10.13 to Form 10-K for the year ended December 31, 1999.

    10.14 Lease between CXT Incorporated and Pentzer Development Corporation, dated November 1, 1991 and filed as Exhibit 10.14 to form 10-K for the year ended December 31, 1999.

    10.15 Lease between CXT Incorporated and Union Pacific Railroad Company, dated February 13, 1998, and filed as Exhibit 10.15 to form 10-K for the year ended December 31, 1999.

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

    10.21 Stock Purchase Agreement dated June 3, 1999 by and among the Registrant and the shareholders of CXT Incorporated, filed as
              Exhibit 10.0 to Form 8-K on July 14, 1999.

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

    10.46 Leased Vehicle Plan, as amended to date, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 1997. **

    10.50     L.B. Foster Company 2000 Incentive Compensation Plan, filed as
              Exhibit 10.50 to Form 10-K for the year ended December 31, 1999.
              **

    10.51 Supplemental Executive Retirement Plan, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 1994. **

    19        Exhibits marked with an asterisk are filed herewith.

  * 27        Financial Data Schedule

    ** Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

  b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the three month period ended March 31, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                L.B. FOSTER COMPANY
                                               --------------------
                                                    (Registrant)


Date: May 12, 2000                              By /s/ Roger F. Nejes
     -------------                              ---------------------
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