Form 10-Q
period 2000-06-30
FOSTER L B CO
filed 2000-08-14
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    June 30, 2000
                     -------------

Commission File Number  0-10436
                        -------

                              L. B. Foster Company
                              --------------------
             (Exact name of Registrant as specified in its charter)

                            Pennsylvania 25-13247733
                            ------------------------
          (State of Incorporation) (I.R.S. Employer Identification No.)

                415 Holiday Drive, Pittsburgh, Pennsylvania 15220
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (412) 928-3417
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X              No

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date.

    Class                                 Outstanding at August 4, 2000
    -----                                 -----------------------------

 Common Stock, Par Value $.01                   9,508,534 Shares

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      L.B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     June 30,     December 31,
                                                       2000            1999
                                                       ----            ----
ASSETS                                              (unaudited)
Current Assets:
 Cash and cash equivalents .....................   $   2,189      $   1,558
 Accounts and notes receivable:
   Trade .......................................      59,643         52,110
   Other .......................................       3,086          1,002
                                                       -----          -----
                                                      62,729         53,112
Inventories ....................................      50,839         45,601
Current deferred tax assets ....................       1,925          1,925
Other current assets ...........................         930            981
Property held for resale .......................       1,345          2,856
                                                       -----          -----
 Total Current Assets ..........................     119,957        106,033
                                                     -------        -------

Property, Plant & Equipment - At Cost ..........      54,149         51,747
Less Accumulated Depreciation ..................     (23,598)       (21,621)
                                                     -------        -------
                                                      30,551         30,126
                                                      ------         ------
Property Held for Resale .......................       4,172          4,203
                                                       -----          -----
Other Assets:
 Goodwill and intangibles - net ................       7,140          7,474
 Investments ...................................       9,016          8,610
 Deferred tax assets ...........................       1,720          1,720
 Other assets ..................................       4,092          6,565
                                                       -----          -----
  Total Other Assets ...........................      21,968         24,369
                                                      ------         ------
TOTAL ASSETS ...................................   $ 176,648      $ 164,731
                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt ..........   $   1,030      $   1,141
 Short-term borrowings .........................       8,270          5,000
 Accounts payable - trade ......................      34,756         24,446
 Accrued payroll and employee benefits .........       3,112          3,619
 Current deferred tax liabilities ..............       1,857          1,857
 Other accrued liabilities .....................         916          2,233
                                                         ---          -----
  Total Current Liabilities ....................      49,941         38,296
                                                      ------         ------

Long-Term Borrowings ...........................      40,000         40,000
                                                      ------         ------
Other Long-Term Debt ...........................       3,828          4,136
                                                       -----          -----
Deferred Tax Liabilities .......................       6,293          6,293
                                                       -----          -----
Other Long-Term Liabilities ....................       1,637          1,356
                                                       -----          -----

STOCKHOLDERS' EQUITY:
 Common stock ..................................         102            102
 Paid-in capital ...............................      35,316         35,377
 Retained earnings .............................      43,419         42,505
 Treasury stock ................................      (3,907)        (3,364)
 Accumulated other comprehensive income ........          19             30
                                                          --             --
  Total Stockholders' Equity ...................      74,949         74,650
                                                      ------         ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 176,648      $ 164,731
                                                   =========      =========

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)


                                         Three Months           Six Months
                                            Ended                  Ended
                                           June 30,               June 30,
                                        2000       1999       2000       1999
                                        ----       ----       ----       ----
                                           (unaudited)          (unaudited)

Net Sales ......................    $ 71,692   $ 58,743   $ 131,181   $ 112,526
Cost of Goods Sold .............      61,452     49,798     112,630      96,422
                                      ------     ------     -------     -------
Gross Profit ...................      10,240      8,945      18,551      16,104

  Selling and Administrative
    Expenses ...................       7,950      6,460      15,358      12,447
  Interest Expense .............         997        524       1,935         922
  Other Income .................        (293)      (299)       (874)       (659)
                                      ------     ------     -------     -------
                                       8,654      6,685      16,419      12,710
                                      ------     ------     -------     -------
Income from Continuing Operations,
    Before Income Taxes ........       1,586      2,260       2,132       3,394
Income Tax Expense .............         636        763         854       1,203
                                      ------     ------     -------     -------
Income from Continuing Operations        950      1,497       1,278       2,191

Loss from Discontinued Operations,
    Net of Taxes ...............        (189)      (259)       (365)       (493)
                                      ------     ------     -------     -------
Net Income .....................    $    761   $  1,238   $     913   $   1,698
                                    ========   ========   =========   =========

Basic Earnings Per Common Share From:
    Continuing Operations ......    $  0.10    $  0.15    $    0.13   $   0.22
    Discontinued Operations ....      (0.02)     (0.03)       (0.04)     (0.05)
                                      ------     ------     -------     -------
Basic Earnings Per Common Share     $  0.08    $  0.12    $    0.09   $   0.17
                                    ========   ========   =========   =========
Diluted Earnings Per Common Share From:
    Continuing Operations ......    $  0.10    $  0.15    $    0.13   $   0.22
    Discontinued Operations ....      (0.02)     (0.03)       (0.04)     (0.05)
                                      ------     ------     -------     -------
Diluted Earnings Per Common Share   $  0.08    $  0.12    $    0.09   $   0.17
                                    ========   ========   =========   =========

See Notes to Condensed Consolidated Financial Statements.

                      L.B. Foster Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                              Six Months
                                                             Ended June 30,
                                                            2000       1999
                                                            ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:                         (unaudited)

Income from continuing operations ....................  $  1,278   $  2,191
Adjustments to reconcile net income to net cash
 provided (used) by continuing operations:
  Depreciation and amortization ......................     2,492      1,473
  Loss on sale of property, plant
    and equipment ....................................         3         21
Change in operating assets and liabilities:
 Accounts receivable .................................    (9,617)    (1,545)
 Inventories .........................................    (5,238)    (7,427)
 Property held for resale ............................     1,611         (3)
 Other current assets ................................        51       (303)
 Other non-current assets ............................     2,054        268
 Accounts payable - trade ............................    10,310       (891)
 Accrued payroll and employee
   benefits ..........................................      (507)    (1,565)
 Other current liabilities ...........................    (1,073)    (1,926)
 Other liabilities ...................................       281        296
                                                          -------    -------
Net Cash Provided (Used) by Continuing Operations ....     1,645     (9,411)
Net Cash Used by Discontinued Operations .............      (608)      (613)
                                                          -------    -------
Net Cash Provided (Used) by Operating Activities .....     1,037    (10,024)
                                                          -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property, plant and equipment .                    5
 Capital expenditures on property, plant and equipment    (2,526)    (1,497)
 Purchase of DM&E stock ..............................               (6,000)
 Acquisition of business .............................              (17,389)
                                                          -------    -------
Net Cash Used by Investing Activities ................    (2,526)   (24,881)
                                                          -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of revolving
   credit agreement borrowings .......................     3,270     37,045
 Exercise of stock options and stock
   awards ............................................       191        329
 Treasury share transactions .........................      (796)    (1,702)
 Repayments of long-term debt ........................      (538)      (491)
                                                          -------    -------
Net Cash Provided by Financing Activities ............     2,127     35,181
                                                          -------    -------
Effect of exchange rate on cash ......................        (7)        10
                                                          -------    -------
Net Increase in Cash and Cash Equivalents ............       631        286

Cash and Cash Equivalents at Beginning of Period .....     1,558        874
                                                          -------    -------
Cash and Cash Equivalents at End of Period ...........  $  2,189   $  1,160
                                                        ========   ========

Supplemental Disclosures of Cash Flow Information:

Interest Paid ........................................  $  2,011   $    948
                                                        ========   ========
Income Taxes Paid ....................................  $  1,758   $  1,767
                                                        ========   ========

During 2000 and 1999, the Company financed the purchase of certain capital expenditures totaling $119,000 and $246,000, respectively, through the issuance of capital leases.

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


2. ACCOUNTING PRINCIPLES
------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidelines for disclosure related to revenue recognition policies. As required, the Company will implement SAB 101 in the fourth quarter of 2000 and does not expect it to have a material effect on its consolidated financial statements.

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


3. ACCOUNTS RECEIVABLE
----------------------

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 2000 and December 31, 1999 have been reduced by an allowance for doubtful accounts of $(1,528,000) and $(1,555,000), respectively. Bad debt expense was $(24,000) and $42,000 for the six month periods ended June 30, 2000 and 1999, respectively.

4. INVENTORIES
--------------

Inventories of the Company at June 30, 2000 and December 31, 1999 are summarized as follows in thousands:

                                      June 30,        December 31,
                                        2000             1999
                                        ----             ----

Finished goods ....................   $ 36,408         $ 28,755
Work-in-process ...................     10,472           13,000
Raw materials .....................      6,411            6,298
                                      ---------        ---------
Total inventories at current costs:     53,291           48,053
(Less):
Current costs over LIFO
 stated values ....................     (1,852)          (1,852)
Reserve for decline in market value
 of inventories ...................       (600)            (600)
                                      ---------        ---------
                                      $ 50,839         $ 45,601
                                      =========        =========


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


5. PROPERTY HELD FOR RESALE
---------------------------

                                              June 30,     December 31,
(in thousands)                                  2000          1999
--------------                                  ----          ----
Location:

    Norcross, GA ......................        $3,055        $3,055
    Coated pipe assets formerly located
      in Newport, KY ..................         1,345         1,345
    Pomeroy, OH .......................           656           665
    St. Marys, WV .....................           461           483
    Houston, TX .......................                       1,511
                                               ------        ------
Property held for resale ..............        $5,517        $7,059
                                               ------        ------
Less current portion ..................         1,345         2,856
                                               ------        ------
                                               $4,172        $4,203
                                               ======        ======

The Norcross, GA location consists of buildings and approximately 28 acres of land, which are being underutilized by the Company's business.

The Newport, KY location consisting of machinery and equipment was included in the Company's coated pipe division of the tubular products segment. Due to unfavorable market conditions, management suspended operations in September 1998 and intends to dispose of the assets. The Newport machinery and equipment was dismantled in 2000 and the assets were moved to an off-site storage location in Birmingham, AL. An impairment loss of $183,000 was recorded in 1999 in anticipation of the disposal cost.

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


6. DISCONTINUED OPERATIONS
--------------------------

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

The six months ended June 30, 2000 includes a net loss from discontinued operations of approximately $365,000. The Company continues ongoing discussions with prospective buyers, with an estimated disposal to occur in 2000.


7. BORROWINGS
-------------

In March of 2000, the Company's revolving agreement was reduced to $64.9 million. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from prime to prime plus 0.25%, the CD rate plus 0.575% to 1.8%, the LIBOR rate plus .575% to 1.8%. Borrowings under the agreement, which expires July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company-held DM&E Preferred stock.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio, and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets. The Company has received a limited waiver from its banks to exclude restructuring charges from financial covenant calculations from June 30, 2000 through August 28, 2000.

8. EARNINGS PER COMMON SHARE
----------------------------

The following table sets forth the computation of basic and diluted earnings per common share:

                                   Three Months Ended        Six Months Ended
(in thousands,                           June 30,                 June 30,
(except earnings per share)          2000       1999         2000         1999
--------------------------------------------------------------------------------
Numerator:
  Numerator for basic and
    diluted earnings per
    common share - net income
    available to common
    stockholders:
      Income from continuing
        operations .............. $   950    $  1,497     $ 1,278     $  2,191
      Loss from discontinued
        operations ..............    (189)       (259)       (365)        (493)
                                  --------   ---------    --------    ---------
  Net Income .................... $   761    $  1,238     $   913     $  1,698
                                  ========   =========    ========    =========
Denominator:
    Weighted average shares .....   9,491       9,710       9,526        9,748
                                  --------   ---------    --------    ---------
  Denominator for basic earn-
    ings per common share .......   9,491       9,710       9,526        9,748

Effect of dilutive securities:
    Contingent issuable shares
      pursuant to the Company's
      Incentive Compensation
      Plans .....................      64          53          58           41
    Employee stock options ......      13         251          39          253
                                  --------   ---------    --------    ---------
  Dilutive potential common
    shares ......................      77         304          97          294

  Denominator for diluted earn-
    ings per common share -
    adjusted weighted average
    shares and assumed
    conversions..................   9,568      10,014       9,623       10,042
                                  ========   =========    ========    =========

Basic earnings per common
 share:
  Continuing operations             $0.10       $0.15       $0.13        $0.22
  Discontinued operations           (0.02)      (0.03)      (0.04)       (0.05)
                                  --------   ---------    --------    ---------
Basic earnings per common
 share...........................   $0.08       $0.12       $0.09        $0.17
                                  ========   =========    ========    =========

Diluted earnings per common
 share:
  Continuing operations             $0.10       $0.15       $0.13        $0.22
  Discontinued operations           (0.02)      (0.03)      (0.04)       (0.05)
                                  --------   ---------    --------    ---------
Diluted earnings per common
 share...........................   $0.08       $0.12       $0.09        $0.17
                                  ========   =========    ========    =========

9. COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------

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

At June 30, 2000, the Company had outstanding letters of credit of approximately $4,099,000.


10. BUSINESS SEGMENTS
---------------------

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



                            Three Months Ended                Six Months Ended
                              June 30, 2000                     June 30, 2000
                              -------------                     -------------

                            Net         Segment           Net        Segment
(in thousands)             Sales     Profit/(Loss)       Sales     Profit/(Loss)
--------------------------------------------------------------------------------
Rail products             $35,901        ($147)         $68,558       ($698)
Construction products      31,221        2,006           52,948       2,362
Tubular products            4,544          315            9,534         721
--------------------------------------------------------------------------------
  Total                   $71,666       $2,174         $131,040      $2,385
================================================================================




                            Three Months Ended              Six Months Ended
                              June 30, 1999                   June 30, 1999
                              -------------                   -------------

                            Net         Segment           Net        Segment
(in thousands)             Sales     Profit/(Loss)       Sales     Profit/(Loss)
--------------------------------------------------------------------------------
Rail products             $35,068         $944          $66,485       $1,155
Construction products      15,596          872           30,892          956
Tubular products            8,124          885           14,988        1,319
--------------------------------------------------------------------------------
  Total                   $58,788       $2,701         $112,365       $3,430
================================================================================



Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total:


                                    Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
(in thousands)                        2000      1999          2000       1999
--------------------------------------------------------------------------------
Net Profit/(Loss)
--------------------------------------------------------------------------------
Total for reportable segments       $2,174     $2,701        $2,385     $3,430
Cost of capital for reportable
 segments                            2,947      2,542         5,899      4,973
Interest expense                      (997)      (524)       (1,935)      (922)
Other income                           293        299           874        659
Corporate expense and other
 unallocated charges                (2,831)    (2,758)       (5,091)    (4,746)
--------------------------------------------------------------------------------
  Income from continuing
   operations, before income
   taxes                            $1,586     $2,260        $2,132     $3,394
================================================================================

There has been no change in the measurement of segment profit/(loss) from December 31, 1999. There has been no significant change in segment assets from December 31, 1999.


11. ACQUISITIONS
----------------

On June 30 1999, the Company acquired all of the outstanding stock of CXT Incorporated (CXT), a Spokane, WA based manufacturer of engineered prestressed and precast concrete products primarily used in the railroad and transit industries. The purchase price of $17,514,000 has been allocated based on fair values of the assets acquired and liabilities assumed. This allocation has resulted in acquired goodwill of approximately $4,221,000, which is being amortized on a straight-line basis over twenty years.

The acquisition was reported using the purchase method of accounting and has been included in operations since the date of acquisition. The purchase price was allocated to the assets and liabilities based on estimated fair values as of the acquisition date.

Had the acquisition been made at the beginning of 1999, the Company's pro forma unaudited results would have been:

                                                    Six Months Ended
(Dollars in thousands, except per share data)         June 30, 1999
--------------------------------------------------------------------------
Net sales                                               $132,191
Income from continuing operations                          2,414
Basic earnings per common share from
    continuing operations                                  $0.24
==========================================================================

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect on January 1, 1999, or of future results of operations.

12. SPECIAL CHARGES
-------------------

The Company has formulated plans to consolidate or downsize sales and administrative functions and several plant operations as part of its overall plan to increase asset utilization and streamline administrative functions. Special charges of $1,111,000 pretax or $0.07 per share after tax were included in the year to date results. The Company expects to record additional nonrecurring pretax charges of approximately $500,000 related to these programs by its fiscal 2001 year-end. The costs accrued for the implemented programs were based upon management estimates using the latest information available at the time the accrual was established.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


                           Three Months Ended             Six Months Ended
                                 June 30,                      June 30,
                           ======================       ========================
                           2000           1999             2000          1999
                           ======================       ========================
                                        (Dollars in thousands)
Net Sales:
  Rail Products           $35,901       $35,068          $68,558      $66,485
  Construction
    Products               31,221        15,595           52,948       30,892
  Tubular Products          4,544         8,124            9,534       14,988
  Other                        26           (44)             141          161
                          ----------------------    --------------------------
    Total Net Sales       $71,692       $58,743         $131,181     $112,526
                          ======================    ==========================
Gross Profit:
  Rail Products            $4,413        $4,532           $8,599       $8,171
  Construction
    Products                5,326         3,351            8,861        5,944
  Tubular Products            763         1,427            1,633        2,451
  Other                      (262)         (365)            (542)        (462)
                          ----------------------    --------------------------
    Total Gross Profit     10,240         8,945           18,551       16,104
                          ----------------------    --------------------------

Expenses:
  Selling and admin-
    istrative expenses      7,950         6,460           15,358       12,447
  Interest expense            997           524            1,935          922
  Other income               (293)         (299)            (874)        (659)
                          ----------------------    --------------------------
     Total Expenses         8,654         6,685           16,419       12,710
                          ----------------------    --------------------------

Income From Continuing
  Operations Before
  Income Taxes              1,586         2,260            2,132        3,394
Income Tax Expense            636           763              854        1,203
                          ----------------------    --------------------------

Income From Continuing
 Operations                   950         1,497            1,278        2,191

Loss From Discontinued
 Operations, Net Of Taxes    (189)         (259)            (365)        (493)
                          ----------------------    --------------------------

Net Income                   $761        $1,238             $913       $1,698
                          ======================    ==========================

Gross Profit %:
  Rail Products             12.3%         12.9%            12.5%        12.3%
  Construction Products     17.1%         21.5%            16.7%        19.2%
  Tubular Products          16.8%         17.6%            17.1%        16.4%
      Total Gross Profit    14.3%         15.2%            14.1%        14.3%
                          ======================    ==========================

Second Quarter 2000 Results of Operations
-----------------------------------------

Income from continuing operations for the second quarter of 2000 was $1.0 million or $0.10 per share on net sales of $71.7 million. This compares to a 1999 second quarter income from continuing operations of $1.5 million or $0.15 per share on net sales of $58.7 million.

Net losses from the Monitor Group, classified as a discontinued operation on December 31, 1999, were $0.2 million and $0.3 million in the second quarters of 2000 and 1999, respectively.

Rail products' 2000 second quarter net sales were $35.9 million or an increase of 2.4% over the same period last year. This increase was due to the addition of CXT Incorporated, which more than offset the decline in rail and transit project shipments due to increased industry competition resulting from spending cutbacks by the major railroads. Construction products' net sales doubled from the year earlier quarter as shipments of "H" bearing pile and flat web sheet piling increased. The addition of CXT's building division also increased construction products' sales. Tubular products' sales decreased 44% from the same quarter of 1999 due to the lack of pipe coating projects at the Birmingham, AL facility. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total Company was 14% in the second quarter of 2000 and 15% in the 1999 second quarter. Rail products' gross margin percentage declined to 12% in the second quarter of 2000 from 13% in the year earlier quarter. This was primarily the result of a decline in margins for used rail. The gross margin percentage for construction products declined 4.4% from the year earlier quarter primarily due to the mix of piling products sold and lower margins on sign structure projects. Tubular products' gross margin percentage in the second quarter of 2000 declined 0.8% from the same period last year, primarily due to a decline in pipe coating activity.

Selling and administrative expenses increased 23% over the prior year period due to the inclusion of expenses associated with CXT operations and a majority of the special charges discussed later. Interest expense increased over the year earlier quarter due to an increase in outstanding borrowings associated with the acquisition of CXT. The provision for income taxes was recorded at 40% in the second quarter of 2000. The second quarter 1999 provision was recorded at 33% due to the implementation of certain tax planning strategies.


First Six Months of 2000 Results of Operations
----------------------------------------------

Income from continuing operations for the fist six months of 2000 was $1.3 million or $0.13 per share on net sales of $131.2 million. This compares to net income from continuing operations of $2.2 million or $0.22 per share on net sales of $112.5 million for the first half of 1999.

Net losses from the Monitor Group, classified as a discontinued operation on December 31, 1999, were $0.4 million and $0.5 million in the first six months of 2000 and 1999, respectively.

Rail products' net sales in the first half of 2000 were $68.6 million, an increase of 3.1% over the same period last year. The increased sales volume due to the CXT acquisition more than offset the decline in rail and transit project shipments due to increased industry competition resulting from spending cutbacks by the major railroads. Construction products' year to date net sales increased 71.4% over the same period last year as shipments of "H" bearing pile and flat web sheet piling increased. The addition of CXT's building revenues also increased construction products' sales. Net sales of tubular products declined 36.4% due to weakness in the pipe coating market.

The gross margin percentage for the Company in the first six months of 2000 and 1999 was 14%. Rail products' gross margin percentage remained relatively the same as last year. During the first half of 2000, the gross margin percentage for construction products declined 2.5% primarily due to the mix of piling products sold and lower margins on sign structure projects. Tubular products' gross margin percentage improved approximately 0.7% due to more efficient operations at the Langfied, TX threading facility which offset weakness in pipe coating activity.

Selling and administrative expenses have increased 23% over the same period last year due to the inclusion of expenses associated with CXT operations and the special charges discussed below. Interest expense increased over the year earlier quarter due to an increase in outstanding borrowings associated with the acquisition of CXT. The provision for income taxes was recorded at 40% in the first half of 2000 compared to 35% in 1999. The 1999 provision reflected the implementation of certain tax planning strategies.


Special Charges
---------------

The Company has formulated plans to consolidate or downsize sales and administrative functions and several plant operations as part of its overall plan to increase asset utilization and streamline administrative functions. Special charges of approximately $0.6 million pretax or $0.04 per share after tax were included in the second quarter's results. Additionally, special charges of $0.5 million pretax or $0.03 per share after tax were included in the first quarter's results. The Company expects to record additional nonrecurring pretax charges of approximately $0.5 million related to these programs by its fiscal 2001 year-end. The costs accrued for the implemented programs were based upon management estimates using the latest information available at the time the accrual was established.


Liquidity and Capital Resources
-------------------------------

The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. During the first six months of 2000, the average turnover rate for accounts receivable was higher than during the same period last year in all of the Company's segments. The average inventory turnover rate for the first six months of 2000 was lower than the same period in 1999, particularly in new and used rail products. Working capital at June 30, 2000 was $70.0 million compared to $67.7 million at December 31, 1999.

During the first quarter of 1999, the Company announced a program to purchase up to 1,000,000 shares of its common stock. As of June 30, 2000, 408,398 shares had been purchased under this program at a cost of $2.1 million.

The Company had capital expenditures of approximately $2.5 million in the first half of 2000. Capital expenditures in 2000, excluding acquisitions, are expected to be approximately $4.0 million and are anticipated to be funded by cash flow from operations.

Total revolving credit agreement borrowings at June 30, 2000 and December 31, 1999 were $48.3 million and $45.0 million, respectively. At June 30, 2000 the Company had $12.5 million in unused borrowing commitment. Outstanding letters of credit at June 30, 2000 were $4.1 million. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

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

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio, and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets. The Company has received a limited waiver from its banks to exclude restructuring charges from financial covenant calculations from June 30, 2000 through August 28, 2000.


Dakota, Minnesota & Eastern Railroad
------------------------------------

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately-held, regional railroad which operates over 1,100 miles of track in five states.

At December 31, 1998, the Company's investment in the stock was recorded at its historical cost of $1.7 million, comprised of $0.2 million of common stock and $1.5 million of the DM&E's Series B Preferred Stock and warrants. On January 13, 1999, the Company increased its investment in the DM&E by acquiring $6.0 million of DM&E Series C Preferred Stock and warrants. On a fully diluted basis, the Company owns approximately 16% of the DM&E's common stock. Although the market value of the DM&E is not readily determinable, management believes that this investment, if the DM&E's Powder River Basin project is successful, will be worth significantly more than its historical cost.

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

Other Matters
-------------

On May 2, 2000, a local union of the United Steelworkers of America declared a strike at the Company's Pomeroy, OH facility which manufactures trackwork for the mining industry. The strike was settled 2 1/2 weeks later and had no material impact on the Company's financial results.

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


Outlook
-------

The Company has become TXI Chaparral's exclusive North American distributor of steel sheet piling and "H" bearing pile. Shipments of "H" bearing pile began very late in the third quarter of 1999 from TXI Chaparral's new Petersburg, VA facility. Current mill indications are that the startup of steel sheet piling production will not commence until late in the third quarter with no appreciable production quantities expected this year.

The rail segment of the business depends on one source for fulfilling certain trackwork contracts. At June 30, 2000, the Company had $11.8 million committed to this supplier including inventory progress payments, a note receivable, equipment, and other receivables, principally interest charges on inventory progress payments. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings.

The Company has agreed to contribute a note, having principal and interest of approximately $2.7 million to a limited liability company created by the Company and its trackwork supplier in exchange for a 30% ownership position.

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

Although backlog is not necessarily indicative of future operating results, total Company backlog at June 30, 2000, was approximately $175.7 million. The following table provides the backlog by business segment:

                                                   Backlog
------------------------------------------------------------------------------
                                     June 30,                  December 31,
                                 2000       1999                    1999
------------------------------------------------------------------------------
  Rail Products
    excluding CXT              $ 54,580   $ 63,293               $ 41,685
    CXT                          60,603     80,816                 69,393
  Construction Products          58,281     39,548                 41,842
  Tubular Products                2,236      2,620                  2,012
------------------------------------------------------------------------------
        Total Backlog          $175,700   $186,277               $154,932
==============================================================================


Market Risk and Risk Management Policies
----------------------------------------

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does hedge the cash flows from operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction.

At June 30, 2000, the Company had outstanding foreign currency forward contracts to purchase $212,000 Canadian for approximately $146,000 US.

The Company is also exposed to changes in interest rates primarily from its long-term debt arrangements. The Company uses interest rate derivative instruments to manage exposure to interest rate changes.

The Company has entered into an interest rate swap agreement as the fixed rate payor to reduce the impact of changes in interest rates on a portion of its revolving borrowings. At June 30, 2000 the swap agreement had a notional value of $8,000,000 consisting at 5.48% and expires in January 2001. The swap agreement's floating rate is based on LIBOR. Any amounts paid or received under the agreement are recognized as adjustments to interest expense. Neither the fair market value of the agreement nor the interest expense adjustments associated with the agreement has been material.


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

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Additional delays in TXI Chaparral's production of steel sheet piling would, for example, have an adverse effect on the Company's performance. The nonrecurring charges through 2001 are estimates and are subject to change as the Company further develops its plans. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, taxes, inflation and governmental regulations. Sentences containing words such as "anticipates", "expects", or "will" generally should be considered forward-looking statements.



                            PART II OTHER INFORMATION
                            -------------------------

Item 1. LEGAL PROCEEDINGS
-------------------------

See  Note  9,  "Commitments  and  Contingent  Liabilities",   to  the  Condensed
Consolidated Financial Statements.

Item 4. RESULTS OF VOTES OF SECURITY HOLDERS
--------------------------------------------

At the Company's annual meeting on May 10, 2000, the following individuals were elected to the Board of Directors:

                              For                     Withheld
    Name                      Election                Authority
    ----                      --------                ---------

    Lee B. Foster II          9,058,776               243,285
    Henry J. Massman IV       9,058,776               243,285
    John W. Puth              9,063,881               238,180
    William H. Rackoff        9,058,776               243,285
    Richard L. Shaw           9,058,160               243,901

The stockholders also voted to approve Ernst & Young, LLP as the Company's independent auditors for the fiscal year ended December 31, 2000. The following table sets forth the results of the vote for independent auditors:

                              Against
    For Approval              Approval                Abstained
    ------------              --------                ---------

    9,043,429                 192,266                 66,366


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




  b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the six month period ended June 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                L.B. FOSTER COMPANY
                                                -------------------
                                                    (Registrant)


Date: August 11, 2000                          By /s/Roger F. Nejes
---------------------                          --------------------
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