Form 10-Q
period 2000-09-30
FOSTER L B CO
filed 2000-11-14
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    September 30, 2000
                     ------------------

Commission File Number    0-10436
                          -------

                              L. B. Foster Company
                              --------------------
             (Exact name of Registrant as specified in its charter)

               Pennsylvania                    25-13247733
               ------------                    -----------
          (State of Incorporation) (I.R.S. Employer Identification No.)


                415 Holiday Drive, Pittsburgh, Pennsylvania 15220
                ------------------------------------------- -----
               (Address of principal executive offices) (Zip Code)

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

    Class                                 Outstanding at November 7, 2000
                                          -------------------------------
 Common Stock, Par Value $.01                   9,503,112 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX
                                      -----

PART I.  Financial Information                                    Page
------------------------------

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets                2

               Condensed Consolidated Statements of Income          3

               Condensed Consolidated Statements of Cash Flows      4

               Notes to Condensed Consolidated
               Financial Statements                                 5

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations       12


PART II.  Other Information
---------------------------

    Item 1.    Legal Proceedings                                   18

    Item 6.    Exhibits and Reports on Form 8-K                    18

Signature                                                          20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      L.B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                           September 30,     December 31,
                                               2000            1999
                                               ----            ----
ASSETS                                      (Unaudited)
Current Assets:
 Cash and cash equivalents                  $   1,292      $   1,558
 Accounts and notes receivable:
   Trade                                       65,219         52,110
   Other                                        2,257          1,002
                                              -------        -------
                                               67,476         53,112
Inventories                                    58,463         45,601
Current deferred tax assets                     1,925          1,925
Other current assets                              836            981
Property held for resale                        1,333          2,856
                                              -------        -------
 Total Current Assets                         131,325        106,033
                                              -------        -------

Property, Plant & Equipment - At Cost          55,693         51,747
Less Accumulated Depreciation                 (24,505)       (21,621)
                                              -------        -------
                                               31,188         30,126
                                              -------        -------
Property Held for Resale                        4,148          4,203
                                              -------        -------
Other Assets:
 Goodwill and other intangibles - net           6,955          7,474
 Investments                                    9,220          8,610
 Deferred tax assets                            1,720          1,720
 Other assets                                   3,932          6,565
                                              -------        -------
  Total Other Assets                           21,827         24,369
                                              -------        -------
TOTAL ASSETS                                $ 188,488      $ 164,731
                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt       $     989      $   1,141
 Short-term borrowings                          9,915          5,000
 Accounts payable - trade                      40,175         24,446
 Accrued payroll and employee benefits          3,834          3,619
 Current deferred tax liabilities               1,857          1,857
 Other accrued liabilities                      2,897          2,233
                                              -------        -------
  Total Current Liabilities                    59,667         38,296
                                              -------        -------

Long-Term Borrowings                           40,000         40,000
                                              -------        -------
Other Long-Term Debt                            3,700          4,136
                                              -------        -------
Deferred Tax Liabilities                        6,293          6,293
                                              -------        -------
Other Long-Term Liabilities                     1,776          1,356
                                              -------        -------
STOCKHOLDERS' EQUITY:
 Common stock                                     102            102
 Paid-in capital                               35,306         35,377
 Retained earnings                             45,536         42,505
 Treasury stock                                (3,904)        (3,364)
 Accumulated other comprehensive income            12             30
                                              -------        -------
  Total Stockholders' Equity                   77,052         74,650
                                              -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 188,488      $ 164,731
                                            =========      =========

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)


                                         Three Months           Nine Months
                                            Ended                  Ended
                                         September 30,         September 30,
                                       ---------------------------------------
                                        2000       1999       2000       1999
                                       ---------------------------------------
                                           (Unaudited)          (Unaudited)

Net Sales                             $74,428   $63,025    $205,609   $175,551
Cost of Goods Sold                     64,269    53,063     176,899    149,485
                                       ------    ------     -------    -------
Gross Profit                           10,159     9,962      28,710     26,066

  Selling and Administrative
    Expenses                            7,993     7,332      23,351     19,779
  Interest Expense                      1,195     1,237       3,130      2,160
  Other Income                         (1,331)     (233)     (2,205)      (893)
                                       ------    ------     -------    -------
                                        7,857     8,336      24,276     21,046
                                       ------    ------     -------    -------

Income from Continuing Operations,
    Before Income Taxes                 2,302     1,626       4,434      5,020
Income Tax Expense                        920       600       1,774      1,803
                                       ------    ------     -------    -------
Income from Continuing Operations       1,382     1,026       2,660      3,217

Income/(Loss) from Discontinued
    Operations, Net of Taxes              736      (174)        371       (667)
                                       ------    ------     -------    -------
Net Income                            $ 2,118   $   852     $ 3,031   $  2,550
                                      =======   =======     =======   ========

Basic Earnings Per Common Share From:
    Continuing Operations             $  0.15   $  0.11     $  0.28   $   0.33
    Discontinued Operations              0.08     (0.02)       0.04      (0.07)
                                       ------    ------     -------    -------
Basic Earnings Per Common Share       $  0.23   $  0.09     $  0.32   $   0.26
                                      =======   =======     =======   ========
Diluted Earnings Per Common Share From:
    Continuing Operations             $  0.15   $  0.11     $  0.28   $   0.33
    Discontinued Operations              0.08     (0.02)       0.04      (0.07)
                                       ------    ------     -------    -------
Diluted Earnings Per Common Share     $  0.23   $  0.09     $  0.32   $   0.26
                                      =======   =======     =======   ========


See Notes to Condensed Consolidated Financial Statements.

                      L.B. Foster Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                             Nine Months
                                                         Ended September 30,
                                                         2000           1999
                                                       -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                        (Unaudited)
Income from continuing operations                      $ 2,660        $ 3,217
Adjustments to reconcile net income to net cash
 provided (used) by continuing operations:
  Depreciation and amortization                          3,828          2,730
  (Gain) Loss on sale of property, plant
    and equipment                                         (766)            72
Change in operating assets and liabilities:
 Accounts receivable                                   (14,364)         2,364
 Inventories                                           (12,862)        (8,649)
 Property held for resale                                  (57)           (18)
 Other current assets                                      145         (1,008)
 Other non-current assets                                2,004          1,133
 Accounts payable - trade                               15,729          1,988
 Accrued payroll and employee benefits                     215         (1,388)
 Other current liabilities                                  81           (785)
 Other liabilities                                         420            239
                                                       --------        -------
Net Cash Used by Continuing Operations                  (2,967)          (105)
Net Cash Provided (Used) by Discontinued Operations        954           (777)
                                                       --------        -------
Net Cash Used by Operating Activities                   (2,013)          (882)
                                                       --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property, plant and equipment     1,690            206
 Capital expenditures on property, plant and equipment  (3,423)        (3,727)
 Purchase of DM&E stock                                                (6,000)
 Acquisition of business                                              (17,389)
                                                       --------        -------
Net Cash Used by Investing Activities                   (1,733)       (26,910)
                                                       --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of revolving
 credit agreement borrowings                             4,915         30,000
 Exercise of stock options and stock awards                185            329
 Treasury share acquisitions                              (796)        (1,702)
 Repayments of long-term debt                             (813)          (749)
                                                       --------        -------
Net Cash Provided by Financing Activities                3,491         27,878
                                                       --------        -------
Effect of exchange rate on cash                            (11)            13
                                                       --------        -------
Net (Decrease) Increase in Cash and Cash Equivalents      (266)            99

Cash and Cash Equivalents at Beginning of Period         1,558            874
                                                       --------        -------
Cash and Cash Equivalents at End of Period             $ 1,292        $   973
                                                       ========        =======

Supplemental Disclosures of Cash Flow Information:

Interest Paid                                          $ 3,097        $ 1,274
                                                       ========        =======
Income Taxes Paid                                      $ 1,797        $ 2,261
                                                       ========        =======

During 2000 and 1999, the Company financed certain capital expenditures totaling $225,000 and $1,056,000, respectively, through the issuance of capital leases.

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


2. ACCOUNTING PRINCIPLES
   ---------------------
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidelines for disclosure related to revenue recognition policies. As required, the Company will implement SAB 101 in the fourth quarter of 2000 and does not expect it to have a material effect on its consolidated financial statements.

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


3. ACCOUNTS RECEIVABLE
   -------------------
Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at September 30, 2000 and December 31, 1999 have been reduced by an allowance for doubtful accounts of $(1,609,000) and $(1,555,000), respectively. Bad debt expense was $58,000 and $100,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

4. INVENTORIES
   -----------
Inventories of the Company at September 30, 2000 and December 31, 1999 are summarized as follows in thousands:
                                    September 30,          December 31,
                                        2000                  1999
------------------------------------------------------------------------
Finished goods                        $ 51,755              $ 28,755
Work-in-process                          3,427                13,000
Raw materials                            5,808                 6,298
------------------------------------------------------------------------
Total inventories at current costs:     60,990                48,053
(Less):
Current costs over LIFO
 stated values                          (1,927)               (1,852)
Reserve for the decline in market
 value of inventories                     (600)                 (600)
------------------------------------------------------------------------
                                      $ 58,463              $ 45,601
------------------------------------------------------------------------
------------------------------------------------------------------------


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


5. PROPERTY HELD FOR RESALE
   ------------------------

                                         September 30,     December 31,
(in thousands)                               2000             1999
-------------------------------------------------------------------------------
Location:
-------------------------------------------------------------------------------
    Norcross, GA                            $3,059           $3,055
    Coated pipe assets formerly located
      in Newport, KY                         1,333            1,345
    Pomeroy, OH                                646              665
    St. Marys, WV                              443              483
    Houston, TX                                               1,511
-------------------------------------------------------------------------------
Property held for resale                    $5,481           $7,059
Less current portion                         1,333            2,856
-------------------------------------------------------------------------------
                                            $4,148           $4,203
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The Norcross, GA location consists of buildings and approximately 28 acres of land, which are being underutilized by the Company's business.

The former Newport, KY facility consisting of machinery and equipment was included in the Company's coated pipe division of the tubular products segment.

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

In March 2000, the Company sold an undeveloped 62-acre portion of a 127-acre Houston, TX property for approximately $2,000,000 with an approximate gain of $800,000.


6. DISCONTINUED OPERATIONS
   -----------------------
In September 2000, the Company sold the assets of the Monitor Group for $1.5 million cash. Additional revenues may be derived from an earnout agreement that is based upon the buyer's future sales.

The nine months ended September 30, 2000 includes net income from discontinued operations of approximately $371,000 which consists of a $900,000 gain (net of tax) on the sale and an operating loss of approximately $529,000 (net of tax).

In the fourth quarter of 1999, the Company classified the operations of the Monitor Group, a developer of portable mass spectrometers, as a discontinued operation, pending its sale.


7. BORROWINGS
   ----------
In accordance with the original terms and conditions of the Company's revolving credit agreement, the line of credit was reduced from $70.0 million to $64.0 million in September of 2000 due to asset sales. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from prime to prime plus 0.25%, the CD rate plus 0.575% to 1.8%, the LIBOR rate plus .575% to 1.8%. Borrowings under the agreement, which expires July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company-held DM&E Preferred stock.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio, and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets.

8. EARNINGS PER COMMON SHARE
   -------------------------
The following table sets forth the computation of basic and diluted earnings per common share:

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
(in thousands,
  except earnings per share)          2000        1999       2000          1999
--------------------------------------------------------------------------------
Numerator:
  Numerator for basic and
    diluted earnings per
    common share -
    net income available
    to common stockholders:
      Income from continuing
      operations                    $1,382     $1,026      $2,660       $3,217
      Income (loss) from dis-
      continued operations             736       (174)        371         (667)
                                    -------    -------     -------      -------
  Net Income                        $2,118       $852      $3,031       $2,550
                                    =======    =======     =======      =======
Denominator:
    Weighted average shares          9,456      9,581       9,502        9,692
                                    -------    -------     -------      -------
  Denominator for basic earnings
    per common share                 9,456      9,581       9,502        9,692

Effect of dilutive securities:
    Contingent issuable shares
      pursuant to the Company's
      Incentive Compensation Plans      49         53          56           45
    Employee stock options               6        272          27          252
                                    -------    -------     -------      -------
  Dilutive potential common shares      55        325          83          297

  Denominator for diluted
    earnings per common share -
    adjusted weighted  average
    shares and assumed
    conversions                      9,511      9,906       9,585        9,989
                                    =======    =======     =======      =======

Basic earnings per common share:
  Continuing operations              $0.15      $0.11       $0.28        $0.33
  Discontinued operations             0.08      (0.02)       0.04        (0.07)
                                    -------    -------     -------      -------
Basic earnings per common share      $0.23      $0.09       $0.32        $0.26
                                    =======    =======     =======      =======

Diluted earnings per common share:
  Continuing operations              $0.15      $0.11       $0.28        $0.33
  Discontinued operations             0.08      (0.02)       0.04        (0.07)
                                    -------    -------     -------      -------
Diluted earnings per common share    $0.23      $0.09       $0.32        $0.26
                                    =======    =======     =======      =======

9. COMMITMENTS AND CONTINGENT LIABILITIES
   --------------------------------------
The Company is subject to laws and regulations relating to the protection of the environment and the Company's efforts to comply with environmental regulations may have an adverse effect on the Company's future earnings. In the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, competitive position, or capital expenditures of the Company.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amounts of ultimate liability with respect to these actions will not materially effect the financial position of the Company.

At September 30, 2000, the Company had outstanding letters of credit of approximately $3,987,000.


10. BUSINESS SEGMENTS
    -----------------
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The Company's portable mass spectrometer segment, the Monitor Group, was classified as a discontinued operation on December 31, 1999. Prior period results have been adjusted to reflect this classification. Additionally, the prior period presentation has been restated to reflect the January 1, 2000 change in reporting segment of the buildings division from rail to construction. The following tables illustrate revenues and profits/(losses) of the Company by segment:


                           Three Months Ended            Nine Months Ended
                           September 30, 2000            September 30, 2000

                            Net        Segment          Net         Segment
(in thousands)             Sales    Profit/(Loss)      Sales     Profit/(Loss)
--------------------------------------------------------------------------------
Rail products             $38,862        $415          $107,420        ($283)
Construction products      30,148       1,322            83,096        3,684
Tubular products            5,381         527            14,915        1,249
--------------------------------------------------------------------------------
  Total                   $74,391      $2,264          $205,431       $4,650
================================================================================




                           Three Months Ended            Nine Months Ended
                           September 30, 1999            September 30, 1999

                           Net        Segment           Net         Segment
(in thousands)            Sales    Profit/(Loss)       Sales     Profit/(Loss)
--------------------------------------------------------------------------------
Rail products            $36,121        $933          $102,606       $2,088
Construction products     20,819         604            51,711        1,560
Tubular products           5,988         503            20,976        1,822
--------------------------------------------------------------------------------
  Total                  $62,928      $2,040          $175,293       $5,470
================================================================================

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total:

                             Three Months Ended         Nine Months Ended
                                September 30,              September 30,
(in thousands)                2000        1999           2000        1999
--------------------------------------------------------------------------------
Net Profit/(Loss)
--------------------------------------------------------------------------------
Total for reportable
 segments                     $2,264    $2,040           $4,650     $5,470
Cost of capital for
 reportable segments           3,156     3,002            9,054      7,927
Interest expense              (1,195)   (1,237)          (3,130)    (2,160)
Other income                   1,331       233            2,205        893
Corporate expense and
 other unallocated charges    (3,254)   (2,412)          (8,345)    (7,110)
--------------------------------------------------------------------------------
  Income from continuing
   operations, before
   income taxes               $2,302    $1,626           $4,434     $5,020
================================================================================

There has been no change in the measurement of segment profit/(loss) from December 31, 1999. There has been a significant increase in the construction segment's inventory and accounts receivable from December 31, 1999 due to the availability of flat web sheet piling and "H" bearing pile.


11. ACQUISITIONS
    ------------
In August of 2000, the Company contributed a note, having principal and interest of approximately $2.7 million, to a limited liability company created by the Company and its trackwork supplier in exchange for a 30% ownership position.
This resulted in acquired goodwill of $1.7 million, which is being amortized on a straight-line basis over fifteen years.

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

Had the acquisition been made at the beginning of 1999, the Company's pro forma unaudited results would have been:


                                                   Nine Months Ended
(Dollars in thousands, except per share data)      September 30, 1999
--------------------------------------------------------------------------
Net sales                                               $195,264
Income from continuing operations                          2,755
Basic earnings per common share from
    continuing operations                                  $0.28



The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect on January 1, 1999, or of future results of operations.

12. SPECIAL CHARGES
    ---------------
The Company has formulated plans to consolidate or downsize sales and administrative functions and several plant operations as part of its overall plan to increase asset utilization and streamline administrative functions. Special charges of $1,226,000 pretax or $0.08 per share after tax were included in the year to date results. The Company expects to record additional nonrecurring pretax charges of approximately $400,000 related to these programs by its fiscal 2001 year-end. The costs accrued for the implemented programs were based upon management estimates using the latest information available at the time the accrual was established.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


                      Three Months Ended              Nine Months Ended
                         September 30,                   September 30,
                     =====================           =======================
                        2000          1999             2000        1999
                     =====================           =======================
                                      (Dollars in thousands)
Net Sales:
 Rail Products         $38,862      $36,121        $107,420      $102,606
 Construction Products  30,148       20,819          83,096        51,711
 Tubular Products        5,381        5,988          14,915        20,976
 Other                      37           97             178           258
                     ----------------------        -------------------------
  Total Net Sales      $74,428      $63,025        $205,609      $175,551
                     ======================        =========================
Gross Profit:
 Rail Products          $4,534       $5,620         $13,133       $13,791
 Construction Products   4,856        3,550          13,717         9,494
 Tubular Products          990          969           2,623         3,420
 Other                    (221)        (177)           (763)         (639)
                     -----------------------        ------------------------
  Total Gross Profit    10,159        9,962          28,710        26,066
                     -----------------------        ------------------------

Expenses:
 Selling and admin-
  istrative expenses     7,993        7,332          23,351        19,779
 Interest expense        1,195        1,237           3,130         2,160
 Other income           (1,331)        (233)         (2,205)         (893)
                     -----------------------        ------------------------
  Total Expenses         7,857        8,336          24,276        21,046
                     -----------------------        ------------------------

Income From Cont-
 inuing Operations
 Before Income Taxes    2,302        1,626           4,434         5,020
Income Tax Expense        920          600           1,774         1,803
                     -----------------------        ------------------------

Income From Cont-
 inuing Operations      1,382        1,026           2,660         3,217

Income/(Loss) From
 Discontinued Op-
 erations, Net Of
 Taxes                    736         (174)            371          (667)
                     ----------------------        -------------------------

Net Income             $2,118         $852          $3,031        $2,550
                     ======================        =========================

Gross Profit %:
 Rail Products           11.7%        15.6%           12.2%         13.4%
 Construction Products   16.1%        17.1%           16.5%         18.4%
 Tubular Products        18.4%        16.2%           17.6%         16.3%
   Total Gross Profit    13.6%        15.8%           14.0%         14.8%
                     ======================        =========================


Note: As of January 1, 2000, the Company elected to change the reporting segment of its buildings division from rail to construction. The 1999 results have been restated to conform to the current presentation.

Third Quarter 2000 Results of Operations
----------------------------------------
Income from continuing operations for the third quarter of 2000 was $1.4 million or $0.15 per share on net sales of $74.4 million. This compares to a 1999 third quarter income from continuing operations of $1.0 million or $0.11 per share on net sales of $63.0 million.

Net operating losses from the Monitor Group, classified as a discontinued operation on December 31, 1999, were $0.3 million in the third quarters of 2000 and 1999.

Rail products' 2000 third quarter net sales were $38.9 million or an increase of 7.6% over the same period last year. Construction products' net sales increased 44.8% from the year earlier quarter as shipments of "H" bearing pile and flat web sheet piling, and sales from the Company's Geotechnical division increased. Tubular products' sales decreased 10.1% from the same quarter of 1999 due to the lack of pipe coating projects at the Birmingham, AL facility. Changes in net sales are primarily the result of changes in volume rather than changes in prices.

The gross margin percentage for the total Company was 13.6% in the third quarter of 2000 and 15.8% in the 1999 third quarter. Rail products' gross margin percentage declined to 11.7% in the third quarter of 2000 from 15.6% in the year earlier quarter. These results reflect the continuing downturn in the rail supply industry resulting from reduced capital spending by the Class I railroads. The gross margin percentage for construction products declined 1.0% from the year earlier quarter primarily due to the mix of piling products sold and lower margins on certain sign structure projects. Tubular products' gross margin percentage in the third quarter of 2000 increased 2.2% from the same period last year, primarily due to higher profit margins on threaded products.

Selling and administrative expenses increased 9% over the prior year period due to profit sharing accruals and the special charges discussed later. Other income for the third quarter of 2000 includes $700,000 from the sale of Houston, TX property and $350,000 income on the collection of certain notes receivable. The provision for income taxes was recorded at 40% in the third quarter of 2000. The third quarter of 1999 provision was recorded at 37% due to the implementation of certain tax planning strategies.


First Nine Months of 2000 Results of Operations
-----------------------------------------------
Income from continuing operations for the fist nine months of 2000 was $2.7 million or $0.28 per share on net sales of $205.6 million. This compares to net income from continuing operations of $3.2 million or $0.33 per share on net sales of $175.6 million for the first nine months of 1999.

Net operating losses from the Monitor Group, classified as a discontinued operation on December 31, 1999, were $0.9 million and $1.1 million in the first nine months of 2000 and 1999, respectively.

Rail products' net sales in the first nine months of 2000 were $107.4 million, an increase of 4.7% over the same period last year. Sales volume increased due to the inclusion of nine months of CXT shipments in 2000 versus three months in 1999. The CXT shipments more than offset the decline in rail shipments which was the result of increased industry competition due to spending cutbacks by the major railroads. Construction products' year to date net sales increased 60.7% over the same period last year as shipments of "H" bearing pile and flat web sheet piling increased. The inclusion of nine months of CXT's building revenues in 2000 versus three months revenues in 1999, along with increased sales from the Company's Geotechnical division, also contributed to the increase in construction products' sales. Net sales of tubular products declined 28.9% in the first nine months of 2000 compared to the same period in 1999. This was the result of the depletion of the Newport, KY inventory in 1999 and a downturn in the pipe coating market.

The gross margin percentage for the Company in the first nine months of 2000 and 1999 was 14.0% and 14.8%, respectively. Rail products' gross margin percentage declined 1.2% due to the continuing downturn in the rail supply industry resulting from reduced capital spending from the Class I railroads. During the first nine months of 2000, the gross margin percentage for construction products declined 1.9% primarily due to the mix of piling products sold and lower margins on sign structure projects. Tubular products' gross margin percentage improved 1.3% due to more efficient operations at the Langfied, TX threading facility which partially offset weakness in pipe coating activity.

Selling and administrative expenses have increased 18% over the same period last year due to the inclusion of expenses associated with CXT operations and the special charges discussed below. Interest expense increased over the year earlier quarter due to an increase in outstanding borrowings associated with the acquisition of CXT. Other income in 2000 includes $800,000 from the sale of Houston, TX property and $400,000 income on the collection of certain notes receivable. The provision for income taxes was recorded at 40% in 2000 compared to 35.8% in the first nine months of 1999. The 1999 provision reflected the implementation of certain tax planning strategies.


Special Charges
---------------
The Company has formulated plans to consolidate or downsize sales and administrative functions and several plant operations as part of its overall plan to increase asset utilization and streamline administrative functions. Special charges of $115,000 pretax were included in the third quarter's results. Year to date, special charges of $1.2 million pretax or $0.08 per share after tax have been recorded. The Company expects to record additional nonrecurring pretax charges of approximately $400,000 related to these programs by its fiscal 2001 year-end. The costs accrued for the implemented programs were based upon management estimates using the latest information available at the time the accrual was established.


Liquidity and Capital Resources
-------------------------------
The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. During the first nine months of 2000, the average turnover rate for accounts receivable remained relatively the same as in the same period last year. The average inventory turnover rate for the first nine months of 2000 was lower than the same period in 1999, particularly in new rail products and fabricated sign structures. Working capital at September 30, 2000 was $71.7 million compared to $67.7 million at December 31, 1999.

During the first quarter of 1999, the Company announced a program to purchase up to 1,000,000 shares of its common stock. As of September 30, 2000, 408,398 shares had been purchased under this program at a cost of $2.1 million. No shares were purchased in the third quarter of 2000.

The Company had capital expenditures of approximately $3.4 million in the first nine months of 2000. Capital expenditures in 2000, excluding acquisitions, are expected to be approximately $4.8 million and are anticipated to be funded by cash flow from operations or available external sources.

Total revolving credit agreement borrowings at September 30, 2000 and December 31, 1999 were $49.9 million and $45.0 million, respectively. At September 30, 2000 the Company had $10.1 million in unused borrowing commitment. Outstanding letters of credit at September 30, 2000 were $4.0 million. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

In accordance with the original terms and conditions of the Company's revolving credit agreement, the line of credit was reduced from $70.0 million to $64.0 million in September of 2000 due to asset sales. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from prime to prime plus 0.25%, the CD rate plus 0.575% to 1.8%, the LIBOR rate plus .575% to 1.8%. Borrowings under the agreement, which expires July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company held DM&E Preferred stock.

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

The Project is subject to approval by the Surface Transportation Board (STB). In December 1998, the STB made a finding that the DM&E had satisfied the transportation aspects of applicable regulations. The STB issued a draft environmental impact statement for the Project in September of 2000, with a comment period extending to January 5, 2001. New construction on this project may not begin until the STB reaches a final decision.

The DM&E has stated that it could repay project debt and cover its operating costs if it captures a 5% market share in the Powder River Basin. If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E could increase dramatically.


Other Matters
-------------
In September 2000, the Company sold the assets of the Monitor Group division for $1.5 million cash. Additional revenues may be derived from an earnout agreement that is based upon the buyer's future sales.

In August of 2000, the Company contributed a note, having principal and interest of approximately $2.7 million, to a limited liability company created by the Company and its trackwork supplier in exchange for a 30% ownership position.

In March 2000, the Company sold an undeveloped 62-acre portion of a 127-acre Houston, TX property for approximately $2.0 million. The gain on the sale of $800,000 was finalized in the third quarter of 2000.

Management continues to evaluate the overall performance of certain operations. A decision to terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


Outlook
-------
The Company has become TXI Chaparral's exclusive North American distributor of steel sheet piling and "H" bearing pile. Shipments of "H" bearing pile began very late in the third quarter of 1999 from TXI Chaparral's new Petersburg, VA facility. Current mill indications are that the startup of steel sheet piling production will not commence until the first quarter of 2001 with no appreciable production quantities expected until the second quarter of 2001.

The rail segment of the business depends on one source, in which the Company currently maintains a 30% ownership position, for fulfilling certain trackwork contracts. At September 30, 2000, the Company had $7.9 million committed to this supplier including inventory progress payments, leased equipment, and other receivables, principally interest charges on inventory progress payments. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings. In November, the Company received $700,000 as a payout for the leased equipment.

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

Although backlog is not necessarily indicative of future operating results, total Company backlog at September 30, 2000, was $150.6 million. The following table provides the backlog by business segment:

                                                   Backlog
                                  September 30,                  December 31,
                                 2000       1999                    1999
------------------------------------------------------------------------------
                                            (Dollars in thousands)

  Rail Products                $ 95,642   $116,695               $107,457
  Construction Products          52,717     48,023                 45,463
  Tubular Products                2,252      1,543                  2,012
------------------------------------------------------------------------------
         Total Backlog         $150,611   $166,261               $154,932
------------------------------------------------------------------------------
------------------------------------------------------------------------------


Note: The prior year presentation has been restated to reflect the January 1, 2000 change in reporting segment of the buildings division from rail to construction.

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

At September 30, 2000, the Company had outstanding foreign currency forward contracts to purchase $212,000 Canadian for approximately $146,000 US.

The Company is also  exposed to changes in  interest  rates  primarily  from its
long-term  debt   arrangements.   The  Company  uses  interest  rate  derivative
instruments to manage exposure to interest rate changes.

The Company has entered into an interest rate swap agreement as the fixed rate payor to reduce the impact of changes in interest rates on a portion of its revolving borrowings. At September 30, 2000 the swap agreement had a notional value of $8,000,000 consisting at 5.48% and expires in January 2001. The swap agreement's floating rate is based on LIBOR. Any amounts paid or received under the agreement are recognized as adjustments to interest expense. Neither the fair market value of the agreement nor the interest expense adjustments associated with the agreement has been material.


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

Item 1. LEGAL PROCEEDINGS
        -----------------

See  Note  9,  "Commitments  and  Contingent  Liabilities",   to  the  Condensed
Consolidated Financial Statements.



Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

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

  * 10.22 Agreement of Purchase and Sale dated September 13, 2000, by and among the Registrant and Monitor Acquisition Co. LLC.

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




  b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the nine month period ended September 30, 2000.










                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                L.B. FOSTER COMPANY
                                               --------------------
                                                    (Registrant)


Date: November 13, 2000                          By /s/Roger F. Nejes
     ------------------                          --------------------------
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