Form 10-K
period 2000-12-31
FOSTER L B CO
filed 2001-03-30
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
      (Mark One)

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITES
          EXCHANGE ACT OF 1934      (No Fee Required)

          For the Fiscal Year Ended December 31, 2000
                                       OR

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

         Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of Each Exchange On
          Title of Each Class                         Which Registered
          ---------------------                   ---------------------
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

                             Yes X      No
                             -----

The aggregate market value on March 23, 2001 of the voting stock held by nonaffiliates of the Company was $31,927,620. Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

         Class                             Outstanding at March 23, 2001
         -----                             -----------------------------
Common Stock, Par Value $.01                    9,438,112    Shares

Documents Incorporated by Reference:
  Portions of the Proxy Statement prepared for the 2001 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III.

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

For rail markets, Foster provides a full line of new and used rail, trackwork, and accessories to railroads, mines and industry. The Company also designs and produces concrete railroad products, insulated rail joints, power rail, track fasteners, coverboards, signaling and communication devices, and special accessories for mass transit and other rail systems worldwide.

For the construction industry, the Company sells and rents steel sheet, H-bearing and pipe piling for foundation and earth retention requirements. In addition, Foster supplies bridge decking, expansion joints, mechanically stabilized earth wall systems, precast concrete products and other products for highway construction and repair.

For tubular markets, the Company supplies pipe coatings for natural gas pipelines and utilities. The Company also produces threaded products for industrial water well and irrigation markets.

The Company classifies its activities into three business segments: Rail products, Construction products, and Tubular products. Financial information concerning the segments is set forth in Note 20 to the financial statements included in the Company's Annual Report to Stockholders for 2000. The following table shows for the last three fiscal years the net sales generated by each of the current business segments as a percentage of total net sales.



                                      Percentage of  Net Sales
--------------------------------------------------------------------------------
                                    2000         1999         1998
--------------------------------------------------------------------------------
      Rail Products                  52%           59%          55%
      Construction Products          40%           31%          24%
      Tubular Products                8%           10%          21%
--------------------------------------------------------------------------------
                                    100%          100%         100%
================================================================================
      As of January 1, 2000, the Company elected to change the reporting segment of its Buildings division, acquired with the 1999 CXT Incorporated acquisition, from rail to construction products. The 1999 results have been restated to conform to the current presentation.

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

The  Company's  Rail  Technologies   subsidiary   develops  rail  signaling  and
communication devices for North American railroads.

The Company's CXT subsidiary manufactures engineered concrete products for the railroad and transit industries. CXT's product line includes prestressed concrete railroad ties and grade railroad crossing panels.



CONSTRUCTION  PRODUCTS

L. B. Foster Company's construction products consist of sheet and bearing piling, fabricated highway products, and precast concrete buildings.

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

Other construction products consist of precast concrete buildings, sold principally to national parks, and fabricated highway products. Fabricated highway products consist principally of bridge decking, aluminum bridge rail and other bridge products, which are fabricated by the Company, as well as mechanically stabilized earth wall systems. The major purchasers of these products are contractors for state, municipal and other governmental projects.

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


MARKETING  AND  COMPETITION

L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States through a national sales force of 46 salespeople. The Company maintains 19 sales offices and 19 plants or warehouses nationwide. During 2000, less than 5% of the Company's total sales were for export.

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


RAW  MATERIALS  AND  SUPPLIES

Most of the Company's inventory is purchased in the form of finished or semifinished product. With the exception of relay rail which is purchased from railroads or rail take-up contractors, the Company purchases most of its inventory from domestic and foreign steel producers. There are few domestic suppliers of new rail products and the Company could be adversely affected if a domestic supplier ceased making such material available to the Company. Additionally, the Company has become TXI Chaparral Steel's exclusive North American distributor of steel sheet piling and H-bearing pile. See Note 18 to the consolidated financial statements for additional information on this matter.

The Company's purchases from foreign suppliers are subject to the usual risks associated with changes in international conditions and to United States laws which could impose import restrictions on selected classes of products and antidumping duties if products are sold in the United States below certain prices.


BACKLOG

The dollar amount of firm, unfilled customer orders at December 31, 2000 and 1999 by segment follows:

(in thousands)              December 31, 2000      December 31, 1999
--------------------------------------------------------------------------------
Rail Products                   $ 86,351             $ 107,457
Construction Products             52,779                45,463
Tubular Products                   2,219                 2,012
--------------------------------------------------------------------------------
                                $141,349             $ 154,932
================================================================================

The 1999 presentation has been restated to reflect the January 1, 2000 change in reporting segment of the buildings division, acquired in the 1999 CXT Incorporated acquisition, from rail to construction products. This change resulted in a backlog shift of $3.6 million.

The reduction in Rail segment backlog reflects the effect of CXT long-term production contracts. Total shipments under these contracts were $16.7 million in 2000.

Aproximately 70% of the December 31, 2000 backlog is expected to ship in 2001.

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



EMPLOYEES  AND  EMPLOYEE  RELATIONS

The Company has 743 employees, of whom 439 are hourly production workers and 304 are salaried employees. Approximately 227 of the hourly paid employees are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

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

ITEM 2. PROPERTIES

The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company's business using the properties, are set forth in the following table:


                                                     Business          Lease
Location            Function              Acres      Segment           Expires
--------            --------              -----      -------           -------

Birmingham,
Alabama             Pipe coating.         32         Tubular           2007

Doraville,
Georgia             Fabrication of        28         Tubular,          Owned
                    components for                   Rail and
highways.                                            Construction
                    Yard storage.

Niles, Ohio         Rail fabrication.     35         Rail              Owned
                    Yard storage.

Pomeroy, Ohio       Trackwork manufac-     5         Rail              Owned
                    turing.

Houston, Texas      Casing, upset tub-    65         Tubular,          Owned
                    ing, threading,                  Rail and
                    heat treating and                Construction
                    painting.  Yard
                    storage.

Bedford,            Bridge component      10         Construction      Owned
Pennsylvania        fabricating plant.

Pittsburgh,         Corporate Head-        -         Corporate         2007
Pennsylvania        quarters.

Georgetown,         Bridge component      11         Construction      Owned
Massachusetts       fabricating plant

Spokane,            CXT concrete tie,     26         Rail              2003
Washington          crossings and pre-
                    cast plants.  Yard
                    storage.

Grand Island,       CXT concrete tie       9         Rail              2003
Nebraska            plant

Hillsboro,          Precast concrete       9         Construction      2002
Texas               facility


Including the properties listed above, the Company has 19 sales offices and 19 warehouse, plant and yard facilities located throughout the country. The Company's facilities are in good condition and the Company believes that its production facilities are adequate for its present and foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

The Company was convicted, after a jury trial in Houston, TX, of unlawful disposal of used oil and hazardous waste at its facility in Houston, TX, and was fined $170,000. The Company does not believe that these convictions are justified and has appealed.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

Stock Market Information
------------------------
The Company had 815 common shareholders of record on January 31, 2001. Common stock prices are quoted daily through the National Association of Security Dealers, Inc. in its over-the-counter NASDAQ quotation service (Symbol FSTR). The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:


                        2000                                 1999
--------------------------------------------------------------------------------
Quarter         High               Low               High             Low
--------------------------------------------------------------------------------
First        $ 5  1/2         $ 4                $ 6   1/2         $ 4   9/16
--------------------------------------------------------------------------------
Second         4  5/16          3  3/16            5  31/32          4   5/8
--------------------------------------------------------------------------------
Third          4                3  3/16            5  15/16          4  13/16
--------------------------------------------------------------------------------
Fourth         3  9/16          2  1/2             5   3/8           4   5/8
================================================================================

Dividends
---------
No cash dividends were paid on the Company's Common stock during 2000 and 1999.
================================================================================

ITEM 6.  SELECTED FINANCIAL DATA
(All amounts are in thousands, except per share data)



                                     Year Ended December 31,
Income Statement Data     2000 (1)   1999        1998 (2)    1997        1996
--------------------------------------------------------------------------------
Net sales                $264,614   $241,923    $219,449    $220,343    $243,071
--------------------------------------------------------------------------------
Operating profit            6,920      9,327       8,478       7,912       8,195
--------------------------------------------------------------------------------
Net income from
 continuing operations      3,119      4,618       5,065       3,765       3,858
Income (loss) from
 discontinued
  operations,
  net of tax                  371     (2,115)       (688)       (478)
--------------------------------------------------------------------------------
Net income                  3,490      2,503       4,377       3,287       3,858
--------------------------------------------------------------------------------
Basic earnings (loss)
 per common share:
  Continuing operations      0.33      0.48         0.51        0.37       0.39
  Discontinued operations    0.04     (0.22)       (0.07)      (0.05)
--------------------------------------------------------------------------------
Basic earnings per
 common share                0.37      0.26         0.44        0.32       0.39
--------------------------------------------------------------------------------
Diluted earnings (loss)
 per common share:
  Continuing operations      0.33      0.46         0.50        0.37       0.38
  Discontinued operations    0.04     (0.21)       (0.07)      (0.05)
--------------------------------------------------------------------------------
Diluted earnings per
 common share                0.37      0.25         0.43        0.32       0.38
================================================================================

                                         December 31,
Balance Sheet Data           2000      1999         1998        1997        1996
--------------------------------------------------------------------------------
Total assets             $177,147   $164,731    $119,434    $126,969    $123,004
--------------------------------------------------------------------------------
Working capital            71,477     67,737      54,604      60,096      62,675
--------------------------------------------------------------------------------
Long-term debt             43,484     44,136      13,829      17,530      21,816
--------------------------------------------------------------------------------
Stockholders' equity       77,359     74,650      73,494      70,527      67,181
================================================================================
(1) 2000 includes pretax charges of approximately $1,349,000 related to the Company's plan to consolidate sales and administrative functions and plant operations, a pretax gain of approximately $800,000 on the sale of an undeveloped 62-acre property located in Houston, TX, and an after-tax gain on the sale of the Monitor Group, classified as a discontinued operation, of $900,000.

(2) In 1998, the Company recognized a pretax gain on the sale of the Fosterweld division of the tubular segment of approximately $1,700,000, a write-down of approximately $900,000 on property subject to a sale negotiation, and a provision for losses of approximately $900,000 relating to certain sign structure contracts in the construction segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

                             Three Months Ended       Twelve Months Ended
                                December 31,              December 31,
In thousands                  2000     1999        2000         1999    1998
--------------------------------------------------------------------------------
Net Sales:
  Rail Products          $ 31,215   $ 39,346     $138,635   $141,952   $121,271
  Construction Products    23,184     23,299      106,280     75,010     51,870
  Tubular Products          4,596      3,700       19,511     24,676     46,044
  Other                        10         27          188        285        264
--------------------------------------------------------------------------------
   Total Net Sales       $ 59,005   $ 66,372     $264,614   $241,923   $219,449
================================================================================
Gross Profit:
  Rail Products          $  3,629   $  6,908     $ 16,762   $ 20,699   $ 18,675
  Construction Products     4,440      3,918       18,157     13,412      9,440
  Tubular Products            788        532        3,411      3,952      5,675
  Other                       267       (339)        (496)      (978)      (578)
--------------------------------------------------------------------------------
   Total Gross Profit       9,124     11,019       37,834     37,085     33,212
--------------------------------------------------------------------------------
Expenses:
  Selling and Admin-
    istrative Expenses      7,563      7,980       30,914     27,758     24,734
  Interest Expense          1,097      1,072        4,227      3,230      1,631
  Other Income               (301)      (293)      (2,506)    (1,184)    (1,731)
--------------------------------------------------------------------------------
   Total Expenses           8,359      8,759       32,635     29,804     24,634
--------------------------------------------------------------------------------
Income from Continuing
  Operations,
  Before Income Taxes         765      2,260        5,199      7,281      8,578
Income Tax Expense            306        859        2,080      2,663      3,513
--------------------------------------------------------------------------------
Income from Continuing
  Operations                  459      1,401        3,119      4,618      5,065

Income (Loss) from
 Discontinued Operations,
    Net of Tax                        (1,448)         371     (2,115)      (688)
--------------------------------------------------------------------------------
Net Income (Loss)         $   459   $    (47)    $  3,490   $  2,503   $  4,377
================================================================================
Gross Profit %:
  Rail Products             11.6%      17.6%         12.1%     14.6%      15.4%
  Construction Products     19.2%      16.8%         17.1%     17.9%      18.2%
  Tubular Products          17.1%      14.4%         17.5%     16.0%      12.3%
 Total Gross Profit %       15.5%      16.6%         14.3%     15.3%      15.1%
================================================================================
As of January 1, 2000, the Company elected to change the reporting segment of its Buildings division, acquired with the 1999 CXT acquisition, from rail to construction products. The 1999 results have been restated to conform to the current presentation.


FOURTH  QUARTER  OF  2000  VS.  FOURTH  QUARTER  OF  1999
---------------------------------------------------------

The income from continuing operations for the current quarter was $0.46 million or $0.05 per diluted share. This compares to a 1999 fourth quarter income from continuing operations of $1.4 million or $0.14 per diluted share. Net sales in 2000 were $59.0 million or 11.1% lower than the comparable quarter last year.

The fourth quarter of 1999 included a nonrecurring, noncash charge of $1.2 million resulting from the Company's decision to classify the Monitor Group, sold in September 2000, as a discontinued operation. Fourth quarter 1999 net operating losses from the Monitor Group were $0.2 million.

Rail products' net sales of $31.2 million declined 20.7% from the 1999 fourth quarter. This decline reflects the continuing downturn in the rail supply industry as a result of reduced capital spending by the Class I railroads which continues to adversely impact shipments and margins. Construction products' net sales in the 2000 fourth quarter were consistent with the segment's sales in the same period last year. Tubular products' net sales increased 24.2% from last year's fourth quarter as threaded products shipments and pipe coating services increased. Changes in net sales are primarily the result of changes in volume rather than changes in pricing.

The gross margin percentage for the total Company declined to 15.5% in the 2000 fourth quarter from 16.6% in the same period last year. The gross margin percentage for the rail products segment declined to 11.6% from 17.6% due to the downturn in the rail supply industry which resulted in excess capacity and pressure on margins throughout the rail supply industry. Construction products' gross margin percentage increased to 19.2% from 16.8% due to increased margins in Buildings division products and certain fabricated products. The gross margin percentage for tubular products increased 2.7 percentage points in the fourth quarter of 2000 from the same period last year primarily due to increased utilization of the Birmingham plant.

Results for the fourth quarter of 2000 include a nonrecurring pretax charge of $123,000 related to the Company's plan to improve its financial performance by consolidating sales and administrative functions and plant operations. Selling and administrative expenses declined 5.2% from the same period last year principally due to a reduction in depreciation and amortization expense related to the Monitor Group which was sold in September of 2000. The income tax provision for the fourth quarter of 2000 was recorded at 40.0% compared to 38.0% in the 1999 fourth quarter. See Note 13 to the consolidated financial statements for more information regarding income taxes.

THE YEAR  2000  COMPARED  TO  THE  YEAR  1999
---------------------------------------------

Income from continuing operations for 2000 was $3.1 million or $0.33 per diluted share on net sales of $264.6 million. This compares to an income from continuing operations of $4.6 million or $0.46 per diluted share on net sales of $241.9 million.

Net operating losses (net of tax) from the Monitor Group, classified as a discontinued operation on December 31, 1999, were $0.5 million and $0.9 million in 2000 and 1999, respectively. In September 2000, the Company sold the assets of the Monitor Group for $1.5 million cash which resulted in a $0.9 million gain, net of tax, reflected in discontinued operations.

Rail products' net sales declined 2.3% to $138.6 million despite the inclusion of CXT Incorporated (CXT) results in 2000. Rail sales, excluding CXT results, declined 14.5% from the prior year. The decline from the prior year reflects the continuing downturn in the rail supply industry as a result of spending cutbacks by the major railroads which continues to adversely impact shipments and margins. Construction products' sales rose 41.7% as improved availability and strong demand increased shipments of H-bearing pile and flat web sheet piling in the first three quarters of 2000. Tubular products' sales declined 20.9% in 2000 versus 1999 as a result of a downturn in the pipe coating market during the first nine months of 2000. Additionally, 1999 results included the sale of the remaining coated pipe inventory from the Newport facility.

The gross margin percentages for the Company in 2000 and 1999 were 14.3% and 15.3%, respectively. Rail products' gross margin percentage declined to 12.1% from 14.6% due to the continuing downturn in the rail supply industry which resulted in excess capacity and pressure on margins throughout the rail supply industry. The gross margin percentage for construction products declined 0.8 percentage points as improving results in the Buildings division offset lower margins on sign structure projects. Tubular products' gross margin percentage improved 1.5 percentage points due to more efficient operations at the Langfield, TX pipe threading facility.

Results for 2000 include nonrecurring pretax charges totaling $1.35 million, of the original $1.6 million estimate, related to the Company's plan to improve its financial performance by consolidating sales and administrative functions and plant operations. These charges are comprised of approximately $1.0 million severance, of which $0.6 million had been paid prior to year-end, and $0.35 million asset impairments and other administrative costs. The Company expects to record the balance as it implements the remaining portions of the plan during 2001 (see Other Matters). The costs accrued for the implemented programs were based upon management estimates using the latest information available at the time the accrual was established.

Selling and administrative expenses have increased 11.4% over last year due to the inclusion of expenses associated with CXT operations and the special charges previously mentioned. Interest expense increased over the prior year due to an increase in outstanding borrowings associated with the acquisition of CXT in June 1999. Other income in 2000 includes approximately $0.8 million from the sale of a Houston, TX property, $0.8 million accrued dividend income on DM&E Preferred Stock, $0.6 million DM&E interest income, and $0.3 million interest collected on other receivables. The provision for income taxes was recorded at 40.0% in 2000 compared to 36.6% in 1999. The 1999 provision reflected the implementation of certain one-time tax planning strategies. See Note 13 to the consolidated financial statements for more information regarding income taxes.


THE  YEAR  1999  COMPARED  TO  THE  YEAR  1998
----------------------------------------------

Income from continuing operations for 1999 was $4.6 million or $0.48 per share on net sales of $241.9 million. This compares to income from continuing operations of $5.1 million or $0.51 per share for 1998 on net sales of $219.4 million.

Net operating losses from the Monitor Group, classified as a discontinued operation on December 31, 1999, were $0.9 million in 1999 versus $0.7 million in 1998.

Rail products' 1999 net sales were $142.0 million compared to $121.3 million in 1998. This 17.1% increase was primarily due to sales by CXT. Additionally, new rail and transit products' increased sales volumes offset lower volumes in Allegheny Rail Products and relay rail products. Construction products' net sales rose 44.6% to $75.0 million in 1999, as the Company benefitted from an entire year of Foster geotechnical sales, as well as increased volume of H-bearing pile, flat web sheet piling, and fabricated products shipments. Net sales of tubular products declined 46.4% in 1999 as a result of the sale of the Company's Fosterweld division and the closing of the Newport, KY pipe coating facility.

The gross margin percentage for the Company was 15.3% in 1999 and 15.1% in 1998. Rail products' gross margin percentage declined 0.8 percentage points from 1998, primarily due to lower margins on certain relay rail, Allegheny Rail Products, and transit projects. The gross profit percentage for construction products remained at approximately 18.0% in 1999, as improved fabricated products and geotechnical margins offset reduced piling margins. Tubular products' gross margin percentage increased to 16.0% in 1999 from 12.3% in 1998 primarily due to more efficient operations at the Langfield, TX pipe threading facility, and the closure of the Newport, KY coated pipe facility.

Selling and administrative expenses for 1999 were 12.2% higher than in 1998. The increase was primarily due to added expenses associated with the operation of CXT, as well as an entire year of expenses related to the Company's Geotechnical and Rail Technologies operations. Interest expense rose due to an increase in outstanding borrowings, associated with the CXT acquisition. Other income in 1999 included dividend income and accrued interest on the DM&E stock owned by the Company. The provision for income taxes in 1999 is recorded at 36.6% versus 41.0% in 1998. The decrease in the effective tax rate from 1998 is due primarily to the effect of adjustments to prior year tax liabilities. See Note 13 to the consolidated financial statements for more information regarding income taxes.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. During 2000, the average turnover rate for accounts receivable was slightly higher than in 1999 due to the acquisition of CXT. The average turnover rate for inventory was slower in 2000 than in 1999 particularly for relay rail and piling products. Working capital at December 31, 2000 was $71.5 million compared to $67.7 million in 1999.

During the first quarter of 1999, the Company announced a program to purchase up to 1,000,000 shares of its common stock. As of December 31, 2000, 448,398 shares had been purchased under this program at a cost of $2.2 million. The Company has slowed its repurchasing activities, pending improved market conditions.

The Company had capital expenditures of approximately $4.1 million in 2000. Capital expenditures for continuing operations in 2001 are expected to be at similar levels, and are anticipated to be funded by cash flow from operations and available external financing sources.

Total revolving credit agreement borrowings at December 31, 2000, were $46.5 million, an increase of $1.5 million from the end of the prior year. At December 31, 2000, the Company had $11.7 million in unused borrowing commitment.
Outstanding letters of credit at December 31, 2000, were $4.0 million. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

In accordance with the original terms and conditions of the Company's revolving credit agreement, the line of credit was reduced from $70.0 million to $64.0 million in September 2000 due to asset sales. The interest rate is, at the Company's option, based on the Euro-bank rate (LIBOR), the domestic certificate of deposit rate (CD rate), or the prime rate. The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from the LIBOR rate plus 0.575% to 1.8%, the CD rate plus 0.575% to 1.8%, and the prime rate to prime plus 0.25%. Borrowings under the agreement, which expires July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company-held Dakota, Minnesota & Eastern Railroad Corporation Preferred Stock.

The agreement includes financial convenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio, and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets.


DAKOTA,  MINNESOTA  AND  EASTERN  RAILROAD
------------------------------------------

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately-held, regional railroad which operates over 1,100 miles of track in five states.

At December 31, 2000, the Company's investment was comprised of, $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants and $6.0 million of Series C Preferred Stock and warrants. On a fully diluted basis, the Company owns approximately 16% of the DM&E's common stock. Although the market value of the DM&E is not readily determinable, management believes that this investment, regardless of the Powder River Basin project, is worth more than its historical cost.

The DM&E announced in June 1997 that it plans to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to be in excess of $1.5 billion.

The Project is subject to approval by the Surface Transportation Board (STB). In December 1998, the STB made a finding that the DM&E had satisfied the transportation aspects of applicable regulations. The STB issued a draft environmental impact statement for the Project in September 2000, with a comment period extending to March 6, 2001. New construction on this project may not begin until the STB reaches a final decision.

The DM&E has stated that it could repay project debt and cover its operating costs if it captures a 5% market share in the Powder River Basin. If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E could increase dramatically.

OTHER  MATTERS
--------------

During the first quarter of 2001, the Company has committed to expand its concrete products operations, primarily the fabrication of precast buildings. In order to better serve the southwest and southern market areas, the Company has entered into agreements to lease land, a building and production equipment in Hillsboro, TX. The Company expects production to commence in the third quarter of 2001.

Also in the first quarter of 2001, the Company made a decision to terminate operations at its leased sign structure production facility in Ephrata, PA. The backlog will be completed at the Company's Doraville, GA facility while management evaluates the future of its sign structure operation. Costs related to the closing of the Ephrata facility are expected to be immaterial.

The contemplated sale of the Doraville, GA location did not materialize and, therefore, the buildings and approximately 28 acres of land at this location have been reclassified from held for resale to property, plant and equipment. The Company continues to use this facility in its operations.

In September 2000, the Company sold the assets of the Monitor Group for $1.5 million cash. Additional revenues may be derived from an earn-out agreement that is based upon the buyer's future sales.

In August 2000, the Company contributed a note, having principal and interest of approximately $2.7 million, to a limited liability company created by the Company and its trackwork supplier in exchange for a 30% ownership position.

In March 2000, the Company sold an undeveloped 62-acre portion of a 127-acre Houston, TX property for approximately $2.0 million. The pretax gain on the sale was $0.8 million.

On June 30, 1999, the Company acquired all of the outstanding stock of CXT Incorporated for approximately $17.5 million of which approximatley $4.2 million was acquired goodwill. Based in Spokane, WA, CXT is a manufacturer of engineered prestressed and precast concrete products primarily used in the railroad and transit industries, and precast concrete buildings.

In September 1998, the Company suspended production at its Newport, KY pipe coating facility due to unfavorable market conditions. During 2000, machinery and equipment previously utilized in the facility were dismantled and transferred to the Company's Birmingham, AL location. Management is actively pursuing the sale of these assets.

In August 1998, the Company purchased assets primarily comprised of intellectual properties related to the business of supplying rail signaling and communication devices for approximately $1.7 million. Management is evaluating the performance of this operation as product development has been slower than anticipated.

The Company continues to explore the divestiture of its Mining division, which is comprised of facilities and inventory located at Pomeroy, OH and St Marys, WV.

Management continues to evaluate the overall performance of its operations. A decision to terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


OUTLOOK
-------

The Company is TXI Chaparral's exclusive North American distributor of steel sheet piling and H-bearing pile. Shipments of H-bearing pile began in the third quarter of 1999 from Chaparral's Petersburg, VA facility. Current mill forecasts indicate that production quantities of sheet piling will be available early in the second quarter of 2001.

The Rail segment of the business depends on one source, in which the Company currently maintains a 30% ownership position, for fulfilling certain trackwork contracts. At December 31, 2000, the Company had inventory progress payments of $6.1 million committed to this supplier. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings.

The Company's CXT subsidiary and Allegheny Rail Products division are dependent on one Class I railroad customer for a significant portion of their business. In addition, much of the Company's business depends on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, governmental actions concerning taxation, tariffs, the environment or other matters could impact the operating results of the Company. The Company's operating results may also be affected by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 2000, was approximately $141.3 million. The following table provides the backlog by business segment:

                                        December 31,
(in thousands)                      2000       1999       1998
--------------------------------------------------------------------------------
Backlog:
   Rail Products                $ 86,351    $ 107,457   $ 62,481
   Construction Products          52,779       45,463     42,542
   Tubular Products                2,219        2,012      3,541
--------------------------------------------------------------------------------
Total Backlog                   $141,349    $ 154,932   $108,564
================================================================================
The 1999 presentation has been restated to reflect the January 1, 2000 change in reporting segment of the Buildings division, acquired in the 1999 CXT Incorporated acquisition, from rail to construction products. This change resulted in a backlog shift of $3.6 million. The reduction in the Rail segment backlog reflects the effect of CXT long-term production contracts. Total shipments under these contracts were $16.7 million in 2000.


MARKET  RISK  AND  RISK  MANAGEMENT  POLICIES
---------------------------------------------

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does, however, hedge the cash flows of the operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction.

At year end, the Company had foreign currency forward contracts to purchase $729,000 Canadian for approximately $488,000 US.

The Company has entered into an interest rate swap agreement as the fixed rate payor to reduce the impact of changes in interest rates on a portion of its revolving borrowings. At December 31, 2000, the swap agreement had a notional value of $8,000,000 at 5.48%, which expired in January 2001. The swap agreement's floating rate was based on LIBOR. Any amounts paid or received under the agreement are recognized as adjustments to interest expense. Neither the fair market value of the agreement nor the interest expense adjustments associated with the agreement has been material. In addition, the Company has a swap agreement to fix the interest rate of another financial transaction at 7.42%. The Company also agreed to pay additional interest for any period where LIBOR exceeds 7.249%. At December 31, 2000, this swap agreement had a notional value of $3,661,000 and expires in December 2004. The Company plans to enter into additional swaps or other financial instruments to set all or a portion of its borrowings at fixed rates.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments and hedging activities. In June 1999, FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of the FASB Statement No. 133," was issued. This statement delayed the effective date to all fiscal years beginning after June 15, 2000. This statement will be adopted by the Company in 2001 and will not have a material effect on the consolidated financial statements.


FORWARD-LOOKING  STATEMENTS
---------------------------

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

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations), as well as oral statements made from time to time by representatives of the Company. Additional delays in TXI Chaparral's production of steel sheet piling would, for example, have an adverse effect on the Company's performance. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, taxes, inflation and governmental regulations. Sentences containing words such as
"anticipates," "expects," or "will" generally should be considered forward-looking statements.

/s/Roger F. Nejes
-----------------------
Roger F. Nejes
Senior Vice President
Finance and Administration
Chief Financial Officer



/s/Linda K. Patterson
-----------------------
Linda K. Patterson
Controller

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999


ASSETS
In thousands                                          2000           1999
--------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                        $       -       $  1,558
Accounts receivable - net                           57,606         53,112
Inventories - net                                   59,811         45,601
Current deferred tax assets                          2,055          1,925
Other current assets                                   373            981
Property held for resale                             1,333          2,856
--------------------------------------------------------------------------------
Total Current Assets                               121,178        106,033
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - NET                 33,023         30,126
--------------------------------------------------------------------------------
PROPERTY HELD FOR RESALE                             1,089          4,203
--------------------------------------------------------------------------------
OTHER ASSETS:
Goodwill and other intangibles - net                 6,772          7,474
Investments                                          9,423          8,610
Deferred tax assets                                  1,242          1,720
Other assets                                         4,420          6,565
--------------------------------------------------------------------------------
Total Other Assets                                  21,857         24,369
--------------------------------------------------------------------------------
TOTAL ASSETS                                      $177,147       $164,731
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
In thousands, except share data
--------------------------------------------------------------------------------
CURRENT LIABILITIES:
Current maturities of long-term debt              $    926       $  1,141
Short-term borrowings                                6,500          5,000
Accounts payable - trade                            33,008         24,446
Accrued payroll and employee benefits                3,503          3,619
Current deferred tax liabilities                     1,947          1,857
Other accrued liabilities                            3,817          2,233
--------------------------------------------------------------------------------
Total Current Liabilities                           49,701         38,296
--------------------------------------------------------------------------------
LONG-TERM DEBT                                      43,484         44,136
--------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES                             5,413          6,293
--------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES                          1,190          1,356
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock, issued 10,228,739
 shares in 2000 and 1999                               102            102
Paid-in capital                                     35,306         35,377
Retained earnings                                   45,995         42,505
Treasury stock - at cost,
 Common stock, 765,627 shares
 in 2000 and 590,133 shares in 1999                 (4,009)        (3,364)
Accumulated other comprehensive
 (loss) income                                         (35)            30
--------------------------------------------------------------------------------
Total Stockholders' Equity                          77,359         74,650
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $177,147       $164,731
================================================================================
See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME FOR
THE THREE YEARS ENDED DECEMBER 31, 2000

In thousands, except per share data             2000         1999         1998
--------------------------------------------------------------------------------
NET SALES                                   $264,614     $241,923     $219,449
--------------------------------------------------------------------------------
COSTS AND EXPENSES:
Cost of goods sold                           226,780      204,838      186,237
Selling and administrative expenses           30,914       27,758       24,734
Interest expense                               4,227        3,230        1,631
Other income                                  (2,506)      (1,184)      (1,731)
--------------------------------------------------------------------------------
                                             259,415      234,642      210,871
--------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS,
  BEFORE INCOME TAXES                          5,199        7,281        8,578
INCOME TAX EXPENSE                             2,080        2,663        3,513
--------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS              3,119        4,618        5,065
--------------------------------------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF TAX                         371       (2,115)        (688)
--------------------------------------------------------------------------------
NET INCOME                                  $  3,490     $  2,503     $  4,377
================================================================================
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  CONTINUING OPERATIONS                     $  0.33      $  0.48      $  0.51
  DISCONTINUED OPERATIONS                      0.04        (0.22)       (0.07)
--------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE             $  0.37      $  0.26      $  0.44
================================================================================
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  CONTINUING OPERATIONS                     $  0.33      $  0.46      $  0.50
  DISCONTINUED OPERATIONS                      0.04        (0.21)       (0.07)
--------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE           $  0.37      $  0.25      $  0.43
================================================================================
See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE YEARS ENDED DECEMBER 31, 2000

In thousands                                 2000          1999           1998
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations        $  3,119     $   4,618      $   5,065
Adjustment to reconcile net income
   to net cash provided
   by operating activities:
    Deferred income taxes                    (442)         (133)           581
    Depreciation and amortization           5,386         4,493          2,825
   (Gain) loss on sale of property,
     plant and equipment                     (879)           76         (1,360)
Change in operating assets
  and liabilities:
   Accounts receivable                     (4,494)        2,243          1,766
   Inventories                            (14,210)       (5,839)         3,253
   Other current assets                       608          (208)           (46)
   Other noncurrent assets                  1,258          (839)        (2,673)
   Accounts payable - trade                 8,562           544          8,394
   Accrued payroll and employee
     benefits                                (156)       (1,576)         1,490
   Other current liabilities                1,001           862          1,731
   Other liabilities                         (166)          249         (1,099)
--------------------------------------------------------------------------------
   Net Cash (Used) Provided by
    Continuing Operations                    (413)        4,490         19,927

    Net Cash Provided (Used) by
      Discontinued Operations                 954        (1,159)          (968)
--------------------------------------------------------------------------------
    Net Cash Provided by Operat-
      ing Activities                          541         3,331         18,959
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property,
  plant and equipment                       2,428         4,410          1,269
Proceeds from the sale of
  Fosterweld division                                                    7,258
Capital expenditures on property,
  plant and equipment                      (4,085)       (5,031)        (2,514)
Purchase of DM&E stock                                   (6,000)
Acquisition of businesses                               (17,514)        (3,774)
--------------------------------------------------------------------------------
    Net Cash (Used) Provided by
     Investing Activities                  (1,657)      (24,135)         2,239
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) of revolving
  credit agreement borrowings               1,500        32,725        (20,836)
Proceeds from industrial revenue bond                                    2,045
Exercise of stock options and
  stock awards                                185           330            412
Treasury share transactions                  (901)       (1,702)        (1,808)
Repayments of long-term debt               (1,207)       (9,881)        (1,293)
--------------------------------------------------------------------------------
    Net Cash (Used) Provided by
     Financing Activities                    (423)       21,472        (21,480)
--------------------------------------------------------------------------------
Effect of exchange rate changes
  on cash                                     (19)           16
--------------------------------------------------------------------------------
Net (Decrease) Increase in Cash
  and Cash Equivalents                     (1,558)          684           (282)
Cash and Cash Equivalents at
  Beginning of Year                         1,558           874          1,156
--------------------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Year                            $      -      $  1,558     $     874
================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

Interest Paid                            $  4,266      $  2,376       $  1,839
================================================================================
Income Taxes Paid                        $  1,932      $  2,869       $  2,136
================================================================================
During 2000, 1999 and 1998, the Company financed certain capital expenditures totaling $340,000, $1,502,000 and $336,000, respectively, through the execution of capital leases.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                               Accum-
                                                               ulated
                                                               Other
                                                              Compre-
                                                      Treas-  hensive
In thousands,          Common   Paid-in   Retained     ury    Income/
except share data       Stock   Capital   Earnings    Stock   (Loss)      Total
================================================================================
Balance,
 January 1, 1998       $ 102   $35,434    $35,625  $  (653)     $ 19    $70,527
================================================================================
Net income                                  4,377                         4,377
Other comprehensive
 loss net of tax:
  Foreign currency
   translation
   adjustment                                                    (14)       (14)
--------------------------------------------------------------------------------
Comprehensive income                                                      4,363
Exercise of options
 to purchase 93,200
 shares of Common
 stock                              (3)                415                  412
Treasury stock purch-
 ases of 330,989
 shares                                             (1,808)              (1,808)
================================================================================
Balance,
 December 31, 1998       102    35,431     40,002   (2,046)        5     73,494
================================================================================
Net income                                  2,503                         2,503
Other comprehensive
 income net of tax:
  Foreign currency
   translation
   adjustment                                                     25         25
--------------------------------------------------------------------------------
Comprehensive income                                                      2,528
Exercise of options
 to purchase 39,000
 shares of Common
 stock                             (54)                384                  330
Treasury stock purch-
 ases of 288,809
 shares                                             (1,702)              (1,702)
================================================================================
Balance,
 December 31, 1999       102    35,377     42,505   (3,364)       30     74,650
================================================================================
Net income                                  3,490                         3,490
Other comprehensive
 loss net of tax:
  Foreign currency
   translation
   adjustment                                                    (45)       (45)
  Minimum pension
   liability
   adjustment                                                    (20)       (20)
--------------------------------------------------------------------------------
Comprehensive income                                                      3,425
Exercise of options
 to purchase 35,500
 shares of Common stock            (71)                256                  185
Treasury stock purch-
 ases of 223,100 shares                               (901)                (901)
================================================================================
Balance,
 December 31, 2000     $ 102   $35,306    $45,995  $(4,009)     $(35)   $77,359
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

Inventories - Inventories are generally valued at the lower of the last-in, first-out (LIFO) cost or market. Approximately 13% in 2000 and 14% in 1999, of the Company's inventory is valued at average cost or market, whichever is lower.

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

Goodwill and other intangible assets - The Company's intangible assets consist primarily of goodwill and acquired intellectual property. Goodwill recorded by the Company represents the excess of the purchase price over the estimated fair value of the net assets acquired. The Company amortizes intangible assets on a straight-line basis over periods of 8 to 25 years and establishes useful lives on the acquisition date based upon the asset's estimated future benefit. When factors indicate the potential impairment of these assets, the excess of the unamortized asset over the asset's estimated fair value, determined using a multiple cash flows model, will be charged to operations. Amortization expense was $743,000, $660,000 and $513,000 in 2000, 1999 and 1998, respectively.

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

Revenue recognition - The Company's revenues are composed of product sales and products and services provided under long-term contracts. The Company recognizes revenues upon shipment of material from stock inventory or upon billing of material shipped directly to the customer from a Company vendor. Title passes to the customer upon shipment. Revenues from long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual labor and engineering costs to estimated total labor and engineering costs. For certain products, the Company recognizes revenues based upon the units delivered compared to total units ordered by the customer.

As certain long-term contracts extend over one or more years, revisions to estimates of costs and profits are reflected in the accounting period in which the facts that require the revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized in the financial statements. The Company has historically made reasonable dependable estimates of the extent of progress towards completion, contract revenues, and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.

Revenue from contract change orders and claims is recognized when the settlement is probable and the amount can be reasonably estimated, and customer approval has been obtained. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance. Costs and estimated profits in excess of billings are classified as a current asset. Amounts billed in excess of costs and estimated profits are classified as a current liability.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which clarifies certain conditions to be met in order to recognize revenue. The Company implemented SAB 101 in the fourth quarter of 2000. Adoption did not significantly impact the Company's results.

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

New accounting pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments and hedging activities. In June 1999, FASB Statement No. 137,
"Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of the FASB Statement No. 133," was issued. This statement delayed the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement will be adopted by the Company in 2001 and will not have a material effect on the consolidated financial statements.

Foreign currency translation - To avoid foreign exchange exposure whenever possible, hedging techniques are used to protect transaction costs and profits.


NOTE 2.
ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2000 and 1999 are summarized as follows:

In thousands                          2000         1999
--------------------------------------------------------------------------------
Trade                              $58,036      $53,665
Allowance for doubtful accounts     (1,564)      (1,555)
Other                                1,134        1,002
--------------------------------------------------------------------------------
                                   $57,606      $53,112
================================================================================
The Company's customers are principally in the rail, construction and tubular segments of the economy. As of December 31, 2000 and 1999, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:

In thousands                          2000         1999
--------------------------------------------------------------------------------
Rail                               $29,752      $33,278
Construction                        23,722       17,116
Tubular                              2,998        1,716
--------------------------------------------------------------------------------
                                   $56,472      $52,110
================================================================================
Credit is extended on an evaluation of the customer's financial condition and generally collateral is not required.


NOTE 3.
INVENTORIES

Inventories at December 31, 2000 and 1999 are summarized as follows:

In thousands                             2000       1999
--------------------------------------------------------------------------------
Finished goods                        $41,618    $28,755
Work-in-process                        13,519     13,000
Raw materials                           6,964      6,298
--------------------------------------------------------------------------------
Total inventories at current costs     62,101     48,053
================================================================================
Less:
 Current cost over LIFO
  stated values                        (1,690)    (1,852)
 Inventory valuation reserve             (600)      (600)
--------------------------------------------------------------------------------
                                      $59,811    $45,601
================================================================================

At December 31, 2000 and 1999, the LIFO carrying value of inventories for book purposes exceeded the LIFO value for tax purposes by approximately $4,524,000 and $3,966,000, respectively. A liquidation of certain LIFO inventory layers occurred during 2000 and 1999. The majority of these quantities were carried at costs which were higher than current purchases. The net effect of these fluctuations in 2000 and 1999 was to increase cost of goods sold by $18,000 and $531,000, respectively.

NOTE 4.
PROPERTY HELD FOR RESALE

Property held for resale at December 31, 2000 and 1999 consists of the following:

In thousands                          2000         1999
--------------------------------------------------------------------------------
    Location:
    Birmingham, AL                 $ 1,333      $ 1,345
    Pomeroy, OH                        653          665
    St. Marys, WV                      436          483
    Doraville, GA                                 3,055
    Houston, TX                                   1,511
--------------------------------------------------------------------------------
Property held for resale             2,422        7,059
--------------------------------------------------------------------------------
Less current portion                 1,333        2,856
--------------------------------------------------------------------------------
                                    $1,089      $ 4,203
================================================================================

Operations at the Newport, KY facility were suspended in September 1998 in response to unfavorable market conditions. In 1999, the Company recorded an impairment loss of $183,000 to reduce these assets to their anticipated market value. Machinery and equipment previously utilized in the Company's Newport, KY pipe coating facility was dismantled and transferred to the Company's Birmingham, AL location during 2000. Management is actively pursuing the sale of these assets.

The Pomeroy, OH and St. Marys, WV locations, consisting of machinery and equipment, buildings, land and land improvements which comprise the Company's mining division of the rail products segment, were determined not to meet the Company's long-range strategic goals. The Company continues to explore the divestiture of these assets.

In 2000, the Company sold an undeveloped 62-acre portion of the 127-acre Houston, TX property and recorded an approximate pretax gain of $800,000.

NOTE 5.
DISCONTINUED OPERATIONS

In the fourth quarter of 1999, the Company made the decision to discontinue the operations of the Monitor Group, a developer of portable mass spectrometers, as a discontinued operation, pending its sale. In September 2000, the Company sold the assets of the Monitor Group for $1,500,000 cash. The decision to discontinue the Monitor Group represents the disposal of a business segment under Accounting Principles Board (APB) Opinion No. 30. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated.

Net sales and income (loss) from the discontinued operations are as follows:


In thousands                    2000          1999            1998
--------------------------------------------------------------------------------
Net sales                     $    1    $       73      $       26
--------------------------------------------------------------------------------
Pretax operating loss         $ (882)   $   (1,347)     $   (1,165)
Pretax provision for the
  disposal of assets                        (1,984)
Pretax gain on disposal        1,500
Income tax (expense) benefit    (247)        1,216             477
--------------------------------------------------------------------------------
Income (loss) from
  discontinued operations    $   371    $   (2,115)     $     (688)
================================================================================
In 1999, the provision for the disposal of assets included a complete write-off of all assets of the Monitor Group. The write-off consisted of the following components, in thousands:

Intangibles                             $ 1,764
Inventory                                   209
Equipment                                    11
--------------------------------------------------------------------------------
Total assets                            $ 1,984
================================================================================

NOTE 6.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2000 and 1999 consists of the following:

In thousands                               2000       1999
--------------------------------------------------------------------------------
Land                                   $  6,312   $  3,138
Improvements to land and leaseholds       6,019      4,777
Buildings                                 4,825      3,382
Machinery and equipment, including
 equipment under capitalized
 leases  (see Note 14, Rental
 and Lease Information)                  41,008     38,703
Construction in progress                    335      1,717
--------------------------------------------------------------------------------
                                         58,499     51,717
--------------------------------------------------------------------------------
Less accumulated depreciation and
 amortization, including accumulated
 amortization of capitalized leases
 (see Note 14, Rental and Lease
  Information)                           25,476     21,591
--------------------------------------------------------------------------------
                                        $33,023    $30,126
================================================================================
Prior year amounts have been reclassified to reflect adjustments in the fair value estimate of assets acquired from CXT Incorporated.



NOTE 7.
OTHER ASSETS AND INVESTMENTS

The Company holds  investments  in the stock of the Dakota,  Minnesota & Eastern
Railroad Corporation (DM&E), which is recorded at its historical cost at December 31, 2000 and 1999 of $7,693,000. This investment is comprised of $193,000 of DM&E Common Stock, $1,500,000 of DM&E Series B Preferred Stock and Common Stock warrants, and $6,000,000 in DM&E Series C Preferred Stock and Common Stock warrants. The Company has accrued dividend income on the Series B and C Preferred Stock of $813,000 and $872,000 in 2000 and 1999, respectively. Although the market value of the investments in DM&E stock are not readily determinable, management believes the fair value of this investment exceeds its carrying amount.

At December 31, 1999, other assets also included notes receivable and accrued interest totaling $2,679,000 from investors in the DM&E. During 2000, approximately $2,000,000 of the notes and interest were paid and the remaining balance was reclassified to other accounts receivable in anticipation of the repayment of the remaining balance during 2001.

In August 2000, the Company contributed a note, having a principal and interest value of approximately $2,700,000, to a limited liability company created by the Company and its trackwork supplier in exchange for a 30% ownership position. In conjunction with the contribution, the Company recorded goodwill of approximately $1,700,000, which is being amortized on a straight-line basis over fifteen years.


NOTE 8.
BORROWINGS

During 2000, the Company reduced the revolving credit agreement to $64,025,000. The interest rate is, at the Company's option, based on the Euro-bank rate (LIBOR), the domestic certificate of deposit rate (CD rate) or the prime rate. The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from the LIBOR rate plus 0.575% to 1.8%, the CD rate plus 0.575% to 1.8%, and prime to prime plus 0.25%. Borrowings under the agreement, which expires July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company-held Dakota, Minnesota & Eastern Railroad Corporation Preferred Stock.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets.

As of December 31, 2000, the Company was in compliance with all of the agreement's covenants. At December 31, 2000, 1999 and 1998, the weighted average interest rate on short-term borrowings was 8.12%, 6.78% and 6.95%, respectively. At December 31, 2000, the Company had borrowed $46,500,000 under the agreement of which $40,000,000 was classified as long-term (see Note 9). Under the agreement, the Company had approximately $11,726,000 in unused borrowing commitment at December 31, 2000.

NOTE 9.
LONG-TERM DEBT AND RELATED  MATTERS

Long-term debt at December 31, 2000 and 1999 consists of the following:

In thousands                             2000       1999
--------------------------------------------------------------------------------
Revolving Credit Agreement with
  weighted average interest rate of
   8.12% at December 31, 2000 and
   6.78% at December 31, 1999,
   expiring July 1, 2003              $40,000    $40,000
--------------------------------------------------------------------------------
Lease obligations payable in
  installments through 2004 with a
  weighted average interest rate of
  8.24% at December 31, 2000 and
  8.07% at December 31, 1999            2,365      3,232
--------------------------------------------------------------------------------
Massachusetts Industrial Revenue
  Bond with an average  interest
  rate of 4.75% at December 31,
  2000 and 3.53% at December 31,
  1999, payable March 1, 2013           2,045      2,045
--------------------------------------------------------------------------------
                                       44,410     45,277
Less current maturities                   926      1,141
--------------------------------------------------------------------------------
                                      $43,484    $44,136
================================================================================

The $40,000,000 revolving credit borrowings included in long-term debt were obtained under the revolving loan agreement discussed in Note 8 and are subject to the same terms and conditions. This portion of the borrowings is classified as long-term because the Company does not anticipate reducing the borrowings below $40,000,000 during 2001.

The Massachusetts Industrial Revenue Bond is secured by a $2,085,000 standby letter of credit.

The Company has entered into an interest rate swap agreement as the fixed rate payor to reduce the impact of changes in interest rates on a portion of its revolving borrowings. At December 31, 2000, the swap agreement had a notional value of $8,000,000 at 5.48%, which expired in January 2001. The swap agreement's floating rate was based on LIBOR. Any amounts paid or received under the agreement are recognized as adjustments to interest expense. Neither the fair market value of the agreement nor the interest expense adjustments associated with the agreement has been material. In addition, the Company has a swap agreement to fix the interest rate of a financial transaction at 7.42%. The Company also agreed to pay additional interest for any period where LIBOR exceeds 7.249%. At December 31, 2000, this swap agreement had a notional value of $3,661,000 and expires in December 2004. The Company plans to enter into additional swaps or other financial instruments to set all or a portion of its borrowings at fixed rates.

The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 2000 are as follows:

2001 - $926,000; 2002 - $778,000; 2003 - $40,506,000;  2004 - $155,000; 2005 and
after - $2,045,000.


NOTE 10.
STOCKHOLDERS' EQUITY

At December 31, 2000 and 1999, the Company had authorized shares of 20,000,000 in Common stock and 5,000,000 in Preferred stock. No Preferred Stock has been issued. The Common stock has a par value of $.01 per share. No par value has been assigned to the Preferred Stock.

The Company's Board of Directors authorized the purchase of up to 1,500,000 shares of its Common stock at prevailing market prices. The timing and extent of the purchases will depend on market conditions. As of December 31, 2000, the Company had repurchased 948,398 shares at a total cost of approximately $4,941,800.

No cash dividends on Common stock were paid in 2000, 1999, or 1998.



NOTE 11.
STOCK OPTIONS

The Company has two stock option plans currently in effect under which future grants may be issued: The 1985 Long-Term Incentive Plan (1985 Plan) and the 1998 Long-Term Incentive Plan (1998 Plan).

The 1985 Plan, as amended and restated in March 1994, provides for the award of options to key employees and directors to purchase up to 1,500,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. The 1998 Plan as amended and restated in February 1999, provides for the award of options to key employees and directors to purchase up to 450,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. Both Plans provide for the granting of "nonqualified options" and "incentive stock options" with a duration of not more than ten years from the date of grant. The Plans also provide that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant. Stock to be offered under the Plans may be authorized from unissued Common stock or previously issued shares which have been reacquired by the Company and held as Treasury shares. At December 31, 2000, 1999 and 1998, Common stock options outstanding under the Plans had option prices ranging from $2.63 to $6.00, with a weighted average price of $4.26, $4.24 and $3.96 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding for the three years ended December 31, 2000 are: 2000 - 7.1 years; 1999 - 6.3 years; and 1998 - 5.9 years.

The Option Committee of the Board of Directors which administers the Plans may, at its discretion, grant stock appreciation rights at any time prior to six months before an option's expiration date. Upon exercise of such rights, the participant surrenders the exercisable portion of the option in exchange for payment (in cash and/or Common stock valued at its fair market value) of an amount not greater than the spread, if any, by which the average of the high and low sales prices quoted in the Over-the-Counter Exchange on the trading day immediately preceding the date of exercise of the stock appreciation right exceeds the option price. No stock appreciation rights were issued or outstanding during 2000, 1999 or 1998.

Options exercised during 2000, 1999 and 1998 totaled 35,500, 39,000 and 93,200 shares, respectively. The weighted average exercise price per share of the options in 2000, 1999 and 1998 was $3.32, $3.35 and $3.31, respectively.


Certain information for the three years ended December 31, 2000 relative to employee stock options is summarized as follows:

                                2000      1999       1998
--------------------------------------------------------------------------------
Number of shares under
 Incentive Plan:
   Outstanding at
    beginning of year        950,500   967,500    858,500
   Granted                   462,500   135,000    215,000
   Canceled                 (190,000) (113,000)   (12,800)
   Exercised                 (35,500)  (39,000)   (93,200)
--------------------------------------------------------------------------------
Outstanding at
  end of year              1,187,500   950,500    967,500
================================================================================
Exercisable at
  end of year                661,375   656,875    723,875
================================================================================
Number of shares available
  for future grant:
Beginning of year            408,550     5,550    182,750
================================================================================
End of year                  136,050   408,550      5,550
================================================================================

The weighted average fair value of options granted at December 31, 2000, 1999, and 1998 was $2.26, $2.68 and $2.40, respectively.

The Company has adopted the disclose-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized. Had compensation expense for the Company's stock option plans been determined using the method required by SFAS No. 123, the effect to the Company's income from continuing operations and earnings per share would have been reduced to the pro forma amounts that follow:

In thousands, except
  per share amounts             2000      1999       1998
--------------------------------------------------------------------------------
Income from
 continuing operations       $2,804     $4,478     $4,887
================================================================================
Basic earnings per common
  share from continuing
  operations                 $ 0.29     $ 0.46     $ 0.49
================================================================================
Diluted earnings per
  common share from
  continuing operations      $ 0.29     $ 0.45     $ 0.49
================================================================================


The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Sholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 6.02% , 6.14% and 4.77%; dividend yield of 0.0% for all three years; volatility factors of the expected market price of the Company's Common stock of .29, .30 and .31; and a weighted-average expected life of the option of ten years.

Note  12.
Earnings  Per  Common  Share

The following table sets forth the computation of basic and diluted earnings per common share:

In thousands,except                        Years ended December 31,
per share amounts                       2000         1999         1998
--------------------------------------------------------------------------------
Numerator:
  Numerator for basic
   and diluted earnings
   per common share -
   net income available
   to common stockholders:
  Income from
   continuing operations             $ 3,119      $ 4,618      $ 5,065
  Income (loss) from
   discontinued operations               371       (2,115)        (688)
--------------------------------------------------------------------------------
  Net income                         $ 3,490      $ 2,503      $ 4,377
================================================================================
Denominator:
  Weighted average shares              9,490        9,664        9,988
--------------------------------------------------------------------------------
Denominator for basic earnings
  per common share                     9,490        9,664        9,988
Effect of dilutive securities:
  Contingent issuable shares
    pursuant to the Company's
   1999, 1998 & 1997 Bonus
    Plan                                  53           51           15
  Employee stock options                  15          231          205
--------------------------------------------------------------------------------
Dilutive potential common
  shares                                  68          282          220
Denominator for diluted
  earnings per common
  share - adjusted weighted
  average shares and
  assumed conversions                  9,558        9,946       10,208
================================================================================
Basic earnings (loss) per
  common share:
    Continuing operations            $  0.33      $  0.48      $  0.51
    Discontinued operations             0.04        (0.22)       (0.07)
--------------------------------------------------------------------------------
Basic earnings per
  common share                       $  0.37      $  0.26      $  0.44
================================================================================
Diluted earnings (loss) per
  common share:
    Continuing operations            $  0.33      $  0.46      $  0.50
    Discontinued operations             0.04        (0.21)       (0.07)
--------------------------------------------------------------------------------
Diluted earnings per
  common share                       $  0.37      $  0.25      $  0.43
================================================================================
Weighted average anti-
  dilutive stock options                 791           42           54
================================================================================

NOTE 13.
INCOME TAXES

At  December  31,  2000  and  1999,  the  tax  benefit  of  net  operating  loss carryforwards available for foreign and state income tax purposes was approximately $1,808,000 and $1,063,000, respectively. The Company also has alternative minimum federal tax credit carryforwards at December 31, 2000 and 1999, of approximately $71,000 and $430,000, respectively. For financial reporting purposes, a valuation allowance of $1,206,000 has been recognized to offset the deferred tax assets related to the state and foreign income tax carryforwards. The valuation allowance for deferred tax assets was increased by $746,000 during 2000 and $335,000 during 1999. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999, are as follows:


In thousands                          2000         1999
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                        $ 5,413      $ 5,537
  Inventories                             950        1,154
--------------------------------------------------------------------------------
  Total deferred tax liabilities        6,363        6,691
================================================================================
Deferred tax assets:
   Accounts receivables                   569          531
   Net operating loss
     carryforwards                      1,808        1,063
   Tax credit carryforwards                71          430
   Other - net                          1,058          622
--------------------------------------------------------------------------------
   Total deferred tax assets            3,506        2,646
  Valuation allowance for
   deferred tax assets                  1,206          460
--------------------------------------------------------------------------------
  Deferred tax assets                   2,300        2,186
--------------------------------------------------------------------------------
Net deferred tax liability           $ (4,063)   $  (4,505)
================================================================================

Significant components of the provision for income taxes are as follows:


In thousands               2000       1999     1998
--------------------------------------------------------------------------------
Current:
  Federal                   $2,423    $2,746  $2,594
  State                         99        50     338
--------------------------------------------------------------------------------
Total current                2,522     2,796   2,932
================================================================================
Deferred:
  Federal                     (398)        8     507
  Foreign                                 32    (106)
  State                        (44)     (173)    180
--------------------------------------------------------------------------------
Total deferred                (442)     (133)    581
================================================================================
Total income tax
    expense                 $2,080    $2,663  $3,513
================================================================================

The reconciliation of income tax computed at statutory rates to income tax expense (benefit) is as follows:

                           2000        1999      1998
--------------------------------------------------------------------------------
Statutory rate             34.0%       34.0%     34.0%
State income tax            0.8        (2.1)      4.6
Foreign income tax          5.1         8.4       1.3
Nondeductible expenses      0.1         3.9       1.8
Prior period tax                       (7.0)     (0.3)
Other                                  (0.6)     (0.4)
--------------------------------------------------------------------------------
                           40.0%       36.6%     41.0%
================================================================================

NOTE 14.
RENTAL AND LEASE INFORMATION

The Company has capital and operating leases for certain plant facilities, office facilities, and equipment. Rental expense for the years ended December 31, 2000, 1999, and 1998 amounted to $4,256,000, $2,449,000 and $1,885,000, respectively. Generally, the land and building leases include escalation clauses.

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

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2000:

                                     Capital     Operating
In thousands                          Leases        Leases
--------------------------------------------------------------------------------
Year ending December 31,
  2001                               $ 1,084   $  2,864
  2002                                   862      2,782
  2003                                   537      2,245
  2004                                   159      1,680
  2005 and thereafter                             1,657
--------------------------------------------------------------------------------
Total minimum lease payments           2,642    $11,228
Less amount representing interest        277
--------------------------------------------------------------------------------
Total present value of minimum
    payments                           2,365
Less current portion of such
    obligations                          926
--------------------------------------------------------------------------------
Long-term obligations with
    interest rates ranging from
    3.66% to 11.0%                   $ 1,439
================================================================================

Assets recorded under capital leases are as follows:

In thousands                            2000       1999
--------------------------------------------------------------------------------
Machinery and equipment,
    at cost                           $2,689     $4,117
Construction in progress                  32        180
--------------------------------------------------------------------------------
                                       2,721      4,297
Less accumulated amortization            943      1,757
--------------------------------------------------------------------------------
    Net property, plant and
     equipment                         1,778      2,540
--------------------------------------------------------------------------------
Machinery and equipment held
   for resale, at cost                 2,037      2,046
Less accumulated amortization/
    valuation                            828        843
--------------------------------------------------------------------------------
    Net property held for resale       1,209      1,203
Net prepaid expenses                      98        121
--------------------------------------------------------------------------------
Net capital lease assets              $3,085     $3,864
================================================================================


NOTE 15.
ACQUISITIONS

On June 30, 1999, the Company acquired all of the outstanding stock of CXT Incorporated, a Spokane, WA based manufacturer of engineered prestressed and precast concrete products primarily used in the railroad and transit industries. The acquisition has been recorded using the purchase method of accounting and has been included in operations since the date of acquisition. The purchase price of $17,514,000 has been allocated based on the fair values of the assets acquired and liabilities assumed, as of the acquisition date. This allocation has resulted in acquired goodwill of approximately $4,221,000, which is being amortized on a straight-line basis over twenty years.

Had the CXT acquisition been made at the beginning of 1998, the Company's pro forma unaudited results would have been:

                                              Twelve Months Ended
In thousands except                              December 31,
per share amounts                             1999          1998
--------------------------------------------------------------------------------
Net sales                                 $261,588      $251,553
Income from continuing
  operations                                 4,762         4,213
Basic earnings per share
  from continuing operations                 $0.49         $0.42
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

The hourly plan assets consist of various mutual fund investments. The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plan, with the accrued pension cost in other current liabilities in the Company's consolidated balance sheets:

In thousands                            2000          1999
--------------------------------------------------------------------------------
Changes in benefit obligation:
Benefit obligation at beginning
  of year                            $ 2,452       $ 2,295
Service cost                              61            77
Interest cost                            179           155
Actuarial losses                         186             8
Benefits paid                           (131)          (83)
--------------------------------------------------------------------------------
Benefit obligation at end
  of year                            $ 2,747       $ 2,452
================================================================================
Change to plan assets:
Fair value of assets at
  beginning of year                  $ 2,718       $ 2,287
Actual return on plan assets            (204)          468
Employer contribution                                   46
Benefits paid                           (131)          (83)
--------------------------------------------------------------------------------
Fair value of assets at
  end of year                        $ 2,383       $ 2,718
================================================================================
Funded status                        $  (364)      $   266
Unrecognized actuarial loss (gain)       143          (478)
Unrecognized net transition
  asset                                  (73)          (83)
Unrecognized prior service
  cost                                    64            73
Minimum pension liability               (104)          (18)
--------------------------------------------------------------------------------
Net amount recognized                $  (334)      $  (240)
================================================================================
Amounts recognized in the
  statement of financial
  position consist of:
Accrued benefit cost                 $  (240)      $  (213)
Accrued benefit liability                (16)          (27)
Other                                    (78)
--------------------------------------------------------------------------------
Net amount recognized                $  (334)      $  (240)
================================================================================

The Company's funding policy for defined benefit plans is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. Net periodic pension costs for the three years ended December 31, 2000, are as follows:

In thousands                       2000     1999    1998
--------------------------------------------------------------------------------
Components of net
periodic  benefit cost:
Service cost                      $  61    $  77   $  85
Interest cost                       179      155     147
Actual return on
  plan assets                       204     (468)   (212)
Amortization of prior
  service cost                      (16)      (2)      7
Recognized actuarial (loss) gain   (420)     287      31
--------------------------------------------------------------------------------
Net periodic
  benefit cost                    $   8    $  49   $  58
================================================================================
An assumed discount rate of 7% and an expected rate of return on plan assets of 8% were used to measure the projected benefit obligation and develop net periodic pension costs for the three years ended December 31, 2000.

Amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

In thousands                       2000     1999    1998
--------------------------------------------------------------------------------
Projected benefit obligation    $ 2,747    $ 657  $  575
Accumulated benefit obligation    2,718      657     575
Fair value of plan assets         2,383      629     499
================================================================================
The Company's defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute from 2% to 15% of their annual compensation and receive a matching employer contribution on up to 3% of their annual compensation.

Further, the plan requires an additional matching employer contribution, based on the ratio of the Company's pretax income to equity, up to 3% of the employees' annual compensation. Additionally, the Company contributes 1% of all salaried employees annual compensation to the plan without regard for employee contribution. The defined contribution plan expense was $877,000 in 2000, $863,000 in 1999, and $874,000 in 1998.

NOTE 17.
COMMITMENTS AND CONTINGENT LIABILITIES

The Company is subject to laws and regulations relating to the protection of the environment, and the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings. In the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

At December 31, 2000, the Company had outstanding letters of credit of approximately $3,969,000.

NOTE 18.
RISKS AND UNCERTAINTIES

The Company's future operating results may be affected by a number of factors. The Company is dependent upon a number of major suppliers. If a supplier had operational problems or ceased making material available to the Company, operations could be adversely affected.

The Company has become TXI Chaparral's exclusive North American distributor of steel sheet piling and H-bearing pile. Shipments of H-bearing pile began very late in the third quarter of 1999 from TXI Chaparral's new Petersburg, VA facility. Current mill forecasts indicate that meaningful quantities of sheet piling are expected early in the second quarter of 2001.

The rail segment of the business depends on one source, in which the Company currently maintains a 30% ownership position, for fulfilling certain trackwork contracts. At December 31, 2000, the Company had inventory progress payments of $6,070,000 committed to this supplier. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings.

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

The carrying amounts of the Company's financial instruments at December 31, 2000 approximate fair value.

NOTE 20.
BUSINESS SEGMENTS

L. B. Foster Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products and was previously engaged in the development of portable mass spectrometers.

The Company's rail segment provides a full line of new and used rail, trackwork and accessories to railroads, mines and industry. The Company also designs and produces concrete ties, bonded rail joints, power rail, track fasteners, coverboards and special accessories for mass transit and other rail systems.

The Company's construction segment sells and rents steel sheet piling and H-bearing pile for foundation and earth retention requirements. In addition, the Company's Fabricated Products division sells bridge decking, heavy steel fabrications, expansion joints, sign structures and other products for highway construction and repair. The Company's Geotechnical division designs and supplies mechanically-stabilized earth wall systems. The Company's Buildings division produces concrete buildings.

The  Company's   tubular  segment  supplies  pipe  coatings  for  pipelines  and utilities. Additionally, the Company also produces pipe-related products for special markets, including water wells and irrigation.

The Company markets its products directly in all major industrial areas of the United States primarily through a national sales force.

The following table illustrates revenues, profits, assets, depreciation/amortization and capital expenditures of the Company by segment. Segment profit is the earnings before income taxes and includes internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a First-In, First-Out (FIFO) basis at the segment level compared to a Last-In, First-Out (LIFO) basis at the consolidated level.



In thousands                                                           2000
----------------------------------------------------------------------------------------------------------------
                                                                                                    Expenditures
                                     Net           Segment          Segment     Depreciation/     for Long-Lived
                                   Sales     Profit/(Loss)           Assets      Amortization             Assets
----------------------------------------------------------------------------------------------------------------
Rail Products                   $138,635         $  (1,060)       $  85,706         $   2,614         $    1,600
Construction Products            106,280             4,429           53,944             1,391              2,261
Tubular Products                  19,511             1,531            9,058               630                211
----------------------------------------------------------------------------------------------------------------
      Total                     $264,426         $   4,900        $ 148,708         $   4,635         $    4,072
================================================================================================================

In thousands                                                           1999
----------------------------------------------------------------------------------------------------------------
                                                                                                    Expenditures
                                     Net           Segment          Segment     Depreciation/     for Long-Lived
                                   Sales            Profit           Assets      Amortization             Assets
----------------------------------------------------------------------------------------------------------------
Rail Products                   $141,952          $  4,120        $  87,419         $     700          $  20,097
Construction Products             75,010             2,256           35,456             1,050              3,493
Tubular Products                  24,676             1,889            8,270               772                323
----------------------------------------------------------------------------------------------------------------
      Total                     $241,638          $  8,265        $ 131,145         $   2,522          $  23,913
================================================================================================================



In thousands                                                           1998
----------------------------------------------------------------------------------------------------------------
                                                                                                    Expenditures
                                     Net           Segment          Segment     Depreciation/     for Long-Lived
                                   Sales            Profit           Assets      Amortization             Assets
----------------------------------------------------------------------------------------------------------------
Rail Products                   $121,271          $  6,320        $  60,500         $     470           $  1,042
Construction Products             51,870               551           26,063               667              2,022
Tubular Products                  46,044             1,698           13,437             1,043                771
----------------------------------------------------------------------------------------------------------------
      Total                     $219,185          $  8,569        $ 100,000         $   2,180           $  3,835
================================================================================================================

The 1999 results have been restated to reflect the January 1, 2000 change in reporting segment classification of the Buildings division, acquired with the 1999 CXT acquisition, from rail to construction.

Sales to any individual customer do not exceed 10% of consolidated revenues. Sales between segments are immaterial.

Reconciliations of reportable segment net sales, profit, assets, depreciation and amortization, and expenditures for long-lived assets to the Company's consolidated totals are illustrated as follows:

In thousands
----------------------------------------------------------------------------------------------------------------
Net Sales                                                              2000              1999               1998
----------------------------------------------------------------------------------------------------------------
Total for reportable segments                                     $ 264,426         $ 241,638          $ 219,185
Other net sales                                                         188               285                264
----------------------------------------------------------------------------------------------------------------
                                                                  $ 264,614         $ 241,923          $ 219,449
================================================================================================================

Net Profit
----------------------------------------------------------------------------------------------------------------
Total for reportable segments                                     $   4,900         $   8,265          $   8,569
Adjustment of inventory to LIFO                                         162               332                426
Unallocated other income                                              2,506             1,184              1,731
Other unallocated amounts                                            (2,369)           (2,500)            (2,148)
----------------------------------------------------------------------------------------------------------------
Income from continuing operations,
  before income taxes                                             $   5,199         $   7,281          $   8,578
================================================================================================================

Assets
----------------------------------------------------------------------------------------------------------------
Total for reportable segments                                     $ 148,708         $ 131,145          $ 100,000
Unallocated corporate assets                                         23,913            27,527             13,919
LIFO and market value inventory reserves                             (2,290)           (2,452)            (2,784)
Unallocated property, plant and equipment                             6,816             8,511              8,299
----------------------------------------------------------------------------------------------------------------
Total assets                                                      $ 177,147         $ 164,731          $ 119,434
================================================================================================================

Depreciation/Amortization
----------------------------------------------------------------------------------------------------------------
Total reportable for segments                                     $   4,635         $   2,522          $   2,180
Other                                                                   751             1,971                645
----------------------------------------------------------------------------------------------------------------
                                                                  $   5,386         $   4,493          $   2,825
================================================================================================================

Expenditures for Long-Lived Assets
----------------------------------------------------------------------------------------------------------------
Total for reportable segments                                     $   4,072         $  23,913          $   3,835
Expenditures included in acquisition of business                                      (17,961)            (1,069)
Expenditures financed under capital leases                             (340)           (1,386)
Expenditures included in property held for sale                         (99)              (30)               (60)
Other unallocated expenditures                                          353               465                 69
----------------------------------------------------------------------------------------------------------------
                                                                  $   3,986         $   5,001          $   2,775
================================================================================================================

Approximately 96% of the Company's total net sales were to customers in the United States, and a majority of the remaining sales were to other North American countries.

All of the Company's long-lived assets are located in North America and almost 100% of those assets are located in the United States.

NOTE 21.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


Quarterly financial information for the years ended December 31, 2000 and 1999 is presented below:


In thousands, except per share amounts                                         2000
---------------------------------------------------------------------------------------------------------------------
                                                  First           Second      Third              Fourth
                                               Quarter(1) (2)   Quarter (1)  Quarter (1)(2)(3)  Quarter (1)     Total
---------------------------------------------------------------------------------------------------------------------
Net sales                                      $  59,489        $  71,692    $  74,428         $  59,005    $ 264,614
---------------------------------------------------------------------------------------------------------------------
Gross profit                                   $   8,311        $  10,240    $  10,159         $   9,124    $  37,834
---------------------------------------------------------------------------------------------------------------------
Income from continuing operations              $     328        $     950    $   1,382         $     459    $   3,119
---------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations     $    (176)       $    (189)   $     736         $       0    $     371
---------------------------------------------------------------------------------------------------------------------
Net income                                     $     152        $     761    $   2,118         $     459    $   3,490
=====================================================================================================================
Basic earnings (loss) per common share:
  From continuing operations                   $    0.04        $    0.10    $    0.15         $    0.05    $    0.33
  From discontinued operations                    ( 0.02)           (0.02)        0.08              0.00         0.04
---------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                $    0.02        $    0.08    $    0.23         $    0.05    $    0.37
=====================================================================================================================
Diluted earnings (loss) per common share:
  From continuing operations                   $    0.04        $    0.10    $    0.15         $    0.05    $    0.33
  From discontinued operations                     (0.02)           (0.02)        0.08              0.00         0.04
---------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share              $    0.02        $    0.08    $    0.23         $    0.05    $    0.37
=====================================================================================================================

(1) The quarterly results include charges related to the Company's previously announced plan of consolidating sales and administrative functions and plant operations. For the first, second, third and fourth quarters, these pretax charges were $503,000, $608,000, $115,000 and $123,000, respectively. (2) The first quarter results include an estimated pre-tax gain of $100,000 on the sale of an undeveloped 62-acre portion of property located in Houston, TX for approximately $2,000,000. The sale was finalized in the third quarter and an additional pre-tax gain of $700,000 was recognized at that time. (3) The third quarter includes an after-tax gain on the sale of the Monitor Group of $900,000 which was classified as a discontinued operation.

In thousands, except per share amounts                                       1999
--------------------------------------------------------------------------------------------------------------------
                                             First           Second          Third            Fourth
                                             Quarter(1)      Quarter (1)     Quarter (1)(2)   Quarter(2)       Total
--------------------------------------------------------------------------------------------------------------------
Net sales                                   $    53,783       $  58,743      $  63,025        $  66,372    $ 241,923
--------------------------------------------------------------------------------------------------------------------
Gross profit                                $     7,159       $   8,945      $   9,962        $  11,019    $  37,085
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations           $       694       $   1,497      $   1,026        $   1,401    $   4,618
--------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations           $      (234)      $    (259)     $    (174)       $  (1,448)   $  (2,115)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                           $       460       $   1,238      $     852        $     (47)   $   2,503
====================================================================================================================
Basic earnings (loss) per common share:
  From continuing operations                $      0.07       $    0.15      $    0.11        $    0.15    $    0.48
  From discontinued operations                    (0.02)          (0.03)         (0.02)           (0.15)       (0.22)
--------------------------------------------------------------------------------------------------------------------
Basic earnings per common share             $      0.05       $    0.12      $    0.09        $    0.00    $    0.26
====================================================================================================================
Diluted earnings (loss) per common share:
  From continuing operations                $      0.07       $    0.15      $    0.11        $    0.14    $    0.46
  From discontinued operations                    (0.02)          (0.03)         (0.02)           (0.14)       (0.21)
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share           $      0.05       $    0.12      $    0.09        $    0.00    $    0.25
====================================================================================================================

(1) The first, second and third quarters were restated to reflect the classification of the Monitor Group as a discontinued operation. (2) The second half results reflect the June 30, 1999 acquisition of CXT, Incorporated which accounted for the majority of the reported sales increase.

REPORT OF INDEPENDENT AUDITORS AND RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of L. B. Foster Company:

We have audited the accompanying consolidated balance sheets of L. B. Foster Company and subsidiaries at December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                     /s/Ernst & Young LLP

Pittsburgh, Pennsylvania
January 22, 2001


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


/s/Lee B. Foster
Lee B. Foster II
Chairman of the Board
and Chief Executive Officer



/s/ Roger F. Nejes
Roger F. Nejes
Senior Vice President
Finance and Administration
and Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors is set forth under "Election of Directors" in the Company's Proxy Statement for the 2001 annual meeting of stockholders ("2001 Proxy Statement"). Such information is incorporated herein by reference. Information concerning the executive officers who are not directors of the Company is set forth below. With respect to the period prior to August 18, 1977, references to the Company are to the Company's predecessor, Foster Industries, Inc.

 Name                        Age                         Position
 ----                        ---                         --------

 Alec C. Bloem                50      Senior Vice President - Concrete Products

 William S. Cook, Jr.         59      Vice President - Strategic Planning &
                                      Acquisitions

 Samuel K. Fisher             48      Senior Vice President - Rail Product
                                      Management

 Steven L. Hart               54      Vice President - Operations

 Stan L. Hasselbusch          53      President and Chief Operating Officer

 Monica L. Iurlano            43      Vice President - Human Resources

 Gregory W. Lippard           32      Vice President - Rail Products Sales

 David L. Minor               57      Vice President and Treasurer

 Roger F. Nejes               58      Senior Vice President - Finance and
                                      Administration and Chief Financial Officer

 Linda K. Patterson           51      Controller

 Gary E. Ryker                51      Executive Vice President - Rail Products

 David L. Voltz               48      Vice President, General Counsel and
                                      Secretary

 Donald F. Vukmanic           49      Vice President - Piling Products

 David J. A. Walsh            48      Vice President - Fabricated Products

Mr. Bloem was elected Senior Vice President - Concrete Products in March 2000, having previously served as Vice President - Geotechnical and Precast Division from October 1999, and President - Geotechnical Division from August 1998. Prior to joining the Company in August 1998, Mr. Bloem served as Vice President- VSL Corporation.

Mr. Cook was elected Vice President - Strategic Planning & Acquisitions in October 1993. Prior to joining the Company in March 1993, Mr. Cook was President of Cook Corporate Development, a business and financial advisory firm.

Mr. Fisher was elected Senior Vice President - Rail Product Management in June 2000, having previously served as Vice President - Rail Procurement since October 1997. Prior to October 1997, he served in various other capacities with the Company since his employment in 1977.

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

Ms. Iurlano was elected Vice President - Human Resources in October 2000, having previously served as Manager of Labor and Benefit Planning since November 1999. Prior to 1999, Ms. Iurlano served in various positions at Highmark Blue Cross/Blue Shield.

Mr. Lippard was elected Vice President - Rail Product Sales in June 2000. Prior to re-joining the Company in 2000, Mr. Lippard served as Vice President - International Trading for Tube City, Inc. from June 1998. Mr. Lippard served in various other capacities with the Company since his initial employment in 1991.

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

Mr. Voltz was elected Vice President, General Counsel and Secretary in December 1987. Mr. Voltz joined the Company in 1981.

Mr. Vukmanic was elected Vice President - Piling Products in August 2000. Prior to August 2000, Mr. Vukmanic served as National Sales Manager - Piling from February 1999, Vice President and Controller from February 1997, and Controller from February 1988. Mr. Vukmanic joined the Company in 1977.

Mr. Walsh was elected Vice President - Fabricated Products in February 2001. Prior to joining the Company in February 2001, Mr. Walsh served as General Manager of IKG-Greulich, a business unit of Harsco Corp., from February 1998, and as Vice President of Harris Specialty Chemicals Inc. from January 1995.

Officers are elected annually at the organizational meeting of the Board of Directors following the annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Ownership of Securities by Management" and "Principal Stockholders" in the 2001 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under "Certain Transactions" in the 2001 Proxy Statement is incorporated herein by reference.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

 1. Financial Statements
 -----------------------

The following consolidated financial statements, accompanying notes and Report of Independent Auditors in the Company's Annual Report to Stockholders for 2000 have been included in Item 8 of this Report:

Consolidated Balance Sheets at December 31, 2000 and 1999.

Consolidated Statements of Income For the Three Years Ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Cash Flows For the Three Years Ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 2000, 1999 and 1998.


Notes to Consolidated Financial Statements.

Report of Independent Auditors.

  2. Financial Statement Schedule
  -------------------------------

  Schedules for the Three Years Ended December 31, 2000, 1999 and 1998:

  II - Valuation and Qualifying Accounts.

The remaining schedules are omitted because of the absence of the conditions upon which they are required.

  3. Exhibits
  -----------

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

     10.12 Lease between CXT Incorporated and Pentzer Development Corpora-tion, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 1999.

     10.12.1    Amendment   dated  March  12,  1996  to  lease  between  CXT
                Incorporated and Pentzer Corporation, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 1999.

     10.13 Lease between CXT Incorporated and Crown West Realty, L.L.C., dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1999.

     10.14 Lease between CXT Incorporated and Pentzer Development Corpora-tion, dated November 1, 1991 and filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 1999.

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

*    10.17      Lease between Registrant and Hillsboro Loan Investors, L. P. for property located in Hill County, TX, dated February 14, 2001.

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

*    10.19.2    Amendment to Lease between the Registrant and American Cast Iron

                Pipe Company for pipe coating facility in Birmingham, AL , dated November 15, 2000.

     10.20 Asset Purchase Agreement, dated June 5, 1998 by and among the Registrant and Northwest Pipe Company, filed as Exhibit 10.0 to Form 8-K on June 18, 1998.

     10.21 Stock Purchase Agreement dated June 3, 1999, by and among the Registrant and the shareholders of CXT Incorporated, filed as
                Exhibit 10.0 to Form 8-K on July 14, 1999.

     10.33.2 Amended and Restated 1985 Long Term Incentive Plan, as amended and restated February 26, 1997, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 1997. **

 *   10.34      Amended and Restated  1998  Long-Term  Incentive  Plan for
                Officers and Directors, as amended and restated February 2, 2001. **

     10.45 Medical Reimbursement Plan, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 1992. **

 *   10.46      Leased Vehicle Plan, as amended to date.  **

 *   10.50      L. B. Foster Company 2001 Incentive Compensation Plan.  **

     10.51      Supplemental  Executive  Retirement  Plan, filed as Exhibit
                10.51 to Form 10-K for the year ended December 31, 1994. **

     19         Exhibits marked with an asterisk are filed herewith.

 *   23.7       Consent of Independent Auditors.

 ** Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.



  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             L. B. FOSTER COMPANY
March 30, 2001
                                              By /s/ Lee B. Foster
                                              ------------------------
                                              (Lee B. Foster II, Chief
                                              Executive Officer and
                                              Chairman of the Board)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                  Position                          Date

By: /s/ Lee B. Foster           Chief Executive Officer,          March 30, 2001
----------------------------    Chairman of the Board
     (Lee B. Foster II)         and Director


By: /s/Henry J. Massman, IV     Director                          March 30, 2001
----------------------------
     (Henry J. Massman, IV)

By: /s/ Roger F. Nejes          Senior Vice President -           March 30, 2001
----------------------------    Finance & Administration
     (Roger F. Nejes)           and Chief Financial Officer


By: /s/Linda K. Patterson       Controller                        March 30, 2001
----------------------------
     (Linda K. Patterson)

By:  /s/John W. Puth            Director                          March 30, 2001
----------------------------
     (John W. Puth)

By:  /s/William H. Rackoff      Director                          March 30, 2001
----------------------------
     (William H. Rackoff)

By: /s/ Richard L. Shaw         Director                          March 30, 2001
----------------------------
     (Richard L. Shaw)


                                                        L. B. FOSTER COMPANY AND SUBSIDIARIES
                                                    SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                                FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                                                    (In Thousands)

                                                                            Additions
                                                                  ---------------------------
                                               Balance at         Charged to                                       Balance
                                               Beginning          Costs and                                        at End
                                                of Year           Expenses           Other         Deductions      of Year
                                             ---------------      -------------    ----------      -----------     --------
2000
----
Deducted from assets to which they apply:
  Allowance for doubtful accounts            $        1,555       $        108     $              $     99 (1)    $ 1,564
                                             ===============      =============    ===========    ============    =========

  Provision for decline in market
    value of inventories                     $          600       $                $              $               $   600
                                             ===============      =============    ===========    ============    =========

Not deducted from assets:
  Provision for special
    termination benefits                     $            5       $        524     $              $    138 (2)    $   391
                                             ===============      =============    ===========    ============    =========

  Provision for environmental
    compliance & remediation                 $          214       $         49     $              $     50 (2)    $   213
                                             ===============      =============    ===========    ============    =========

1999
----
Deducted from assets to which they apply:
  Allowance for doubtful accounts            $        1,438       $        180     $              $     63 (1)    $ 1,555
                                             ===============      =============    ===========    ============    =========

  Provision for decline in market
    value of inventories                     $          600       $                $              $               $   600
                                             ===============      =============    ===========    ============    =========

Not deducted from assets:
  Provision for special
    termination benefits                     $            5       $                $              $               $     5
                                             ===============      =============    ===========    ============    =========

  Provision for environmental
    compliance & remediation                 $          329       $         12     $              $    127 (2)    $    214
                                             ===============      =============    ===========    ============    =========

1998
----
Deducted from assets to which they apply:
  Allowance for doubtful accounts            $        1,468       $         10     $              $     40 (1)    $  1,438
                                             ===============      =============    ===========    ============    =========

  Provision for decline in market
    value of inventories                     $          600       $                $              $               $    600
                                             ===============      =============    ===========    ============    =========

Not deducted from assets:
  Provision for special
    termination benefits                     $           12       $                $              $      7 (2)    $      5
                                             ===============      =============    ===========    ============    =========

  Provision for environmental
    compliance & remediation                 $          284       $        184     $              $    139 (2)    $    329
                                             ===============      =============    ===========    ============    =========

(1)  Notes and accounts receivable written off as uncollectible.
(2)  Payments made on amounts accrued and reversals of accruals.



                                                                - S-1 -