Form 10-Q
period 2001-03-31
FOSTER L B CO
filed 2001-05-15
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    March 31, 2001

Commission File Number    0-10436

                              L. B. Foster Company
             (Exact name of Registrant as specified in its charter)

                            Pennsylvania 25-13247733
         (State of Incorporation) (I. R. S. Employer Identification No.)

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

    Class                                   Outstanding at May 3, 2001

 Common Stock, Par Value $.01                    9,468,534 Shares

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                               March 31,          December 31,
                                                 2001                 2000
------------------------------------------------------------------------------
ASSETS                                        (Unaudited)
Current Assets:
  Cash and cash equivalents                     $   1,237           $    -
  Accounts and notes receivable:
    Trade                                          49,530              56,472
    Other                                             339               1,134
------------------------------------------------------------------------------
                                                   49,869              57,606
  Inventories                                      55,101              59,811
  Current deferred tax assets                       2,055               2,055
  Other current assets                              1,014                 373
  Property held for resale                          1,333               1,333
------------------------------------------------------------------------------
Total Current Assets                              110,609             121,178
------------------------------------------------------------------------------
Property, Plant & Equipment - At Cost              59,025              58,499
Less Accumulated Depreciation                     (26,300)            (25,476)
------------------------------------------------------------------------------
                                                   32,725              33,023
------------------------------------------------------------------------------
Property Held for Resale                              747               1,089
------------------------------------------------------------------------------
Other Assets:
  Goodwill and other intangibles - net              6,604               6,772
  Investments                                       9,643               9,423
  Deferred tax assets                               1,242               1,242
  Other assets                                      3,217               4,420
------------------------------------------------------------------------------
Total Other Assets                                 20,706              21,857
------------------------------------------------------------------------------
TOTAL ASSETS                                     $164,787            $177,147
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt           $    958            $    926
  Short-term borrowings                             5,500               6,500
  Accounts payable - trade                         26,304              33,008
  Accrued payroll and employee benefits             2,934               3,503
  Current deferred tax liabilities                  1,947               1,947
  Other accrued liabilities                         1,911               3,817
------------------------------------------------------------------------------
Total Current Liabilities                          39,554              49,701
------------------------------------------------------------------------------

Long-Term Borrowings                               40,000              40,000
------------------------------------------------------------------------------
Other Long-Term Debt                                3,312               3,484
------------------------------------------------------------------------------
Deferred Tax Liabilities                            5,413               5,413
------------------------------------------------------------------------------
Other Long-Term Liabilites                          1,177               1,190
------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                        102                 102
  Paid-in capital                                  35,238              35,306
  Retained earnings                                44,130              45,995
  Treasury stock                                   (3,921)             (4,009)
  Accumulated other comprehensive loss               (218)                (35)
------------------------------------------------------------------------------
Total Stockholders' Equity                         75,331              77,359
------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $164,787            $177,147
==============================================================================
See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)



                                                         Three Months
                                                             Ended
                                                           March 31,
------------------------------------------------------------------------------
                                                   2001                2000
------------------------------------------------------------------------------
                                                          (Unaudited)

Net Sales                                         $56,090             $59,489
Cost of Goods Sold                                 50,750              51,178
------------------------------------------------------------------------------
Gross Profit                                        5,340               8,311
    Selling and Administrative Expenses             7,755               7,408
    Interest Expense                                  961                 938
    Other Income                                     (214)               (581)
------------------------------------------------------------------------------
                                                    8,502               7,765
------------------------------------------------------------------------------
Income (Loss) From Continuing Operations,
    Before Income Taxes                            (3,162)                546

Income Tax (Benefit) Expense                       (1,297)                218
------------------------------------------------------------------------------
Income (Loss) From Continuing Operations           (1,865)                328

Loss From Discontinued Operations,
    Net of Taxes                                        0                (176)
------------------------------------------------------------------------------
Net Income (Loss)                                 ($1,865)               $152
==============================================================================

Basic Earnings (Loss) Per Common Share From:
    Continuing Operations                          ($0.20)              $0.04
    Discontinued Operations                          0.00               (0.02)
------------------------------------------------------------------------------
Basic Earnings (Loss) Per Common Share             ($0.20)              $0.02
==============================================================================

Diluted Earnings (Loss) Per Common Share From:
    Continuing Operations                          ($0.20)              $0.04
    Discontinued Operations                          0.00               (0.02)
------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Common Share           ($0.20)              $0.02
==============================================================================

See Notes to Condensed Consolidated Financial Statements.

                      L.B. Foster Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                          Three Months
                                                         Ended March 31,
                                                       2001           2000
-------------------------------------------------------------------------------
                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (Loss) from continuing operations               ($1,865)     $  328
Adjustments to reconcile net income to net
  cash provided by continuing operations:
    Depreciation and amortization                        1,570       1,214
    Gain (loss) on sale of property, plant
      and equipment                                         15        (256)
Change in operating assets and liabilities:
    Accounts receivable                                  7,760        (363)
    Inventories                                          4,710      (5,947)
    Other current assets                                  (139)       (142)
    Other noncurrent assets                                451         234
    Accounts payable - trade                            (6,704)      7,063
    Accrued payroll and employee benefits                 (569)       (173)
    Other current liabilities                           (2,063)        (91)
    Other liabilities                                      (13)         33
-------------------------------------------------------------------------------
  Net Cash Provided by Continuing Operations             3,153       1,900
  Net Cash Used by Discontinued Operations                            (352)
-------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities              3,153       1,548
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant
      and equipment                                         34       1,911
    Capital expenditures on property, plant
      and equipment                                       (690)     (1,303)
-------------------------------------------------------------------------------
  Net Cash (Used) Provided by Investing Activities        (656)        608
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of revolving credit agreement
      borrowings                                        (1,000)
    Exercise of stock options and stock awards              95         113
    Treasury share transactions                            (75)       (641)
    Repayment of long-term debt                           (238)       (267)
-------------------------------------------------------------------------------
  Net Cash Used by Financing Activities                 (1,218)       (795)
-------------------------------------------------------------------------------

Effect of exchange rate on cash                            (42)
-------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                1,237       1,361

Cash and Cash Equivalents at Beginning of Period            -        1,558
-------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period              $1,237      $2,919
===============================================================================

Supplemental Disclosure of Cash Flow Information:

    Interest Paid                                       $1,230      $1,056
===============================================================================
    Income Taxes Paid                                   $  358      $  380
===============================================================================

During 2001 and 2000, the Company financed certain capital expenditures totaling $98,000 and $119,000, respectively, through the execution of capital leases.

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, however, actual results could differ from those estimates. The results of operations for these interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


2. ACCOUNTING PRINCIPLES

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the transition adjustment from adoption to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to decrease other comprehensive income by approximately $48,000, net of related tax effects, to recognize the fair value of its derivative instruments as of the date of adoption. During the quarter ended March 31, 2001, unrealized net losses on derivative instruments of approximately $112,000, net of related tax effects, were recorded in other comprehensive income. See Note 12 Comprehensive income
(loss) in the Notes to Condensed Consolidated Financial Statements.

The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company has a LIBOR-based interest rate collar agreement, which expires in March 2005, with a notional value of $15.0 million, a maximum annual interest rate of 5.60%, and a minimum annual interest rate of 5.00%. The counter-party to the collar agreement has the option, at the end of the collar agreement, to convert the $15.0 million note to a one-year fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of the collar at March 31, 2001, which is designated as a cash flow hedge instrument, is a $0.1 million liability and is classified within other current liabilities on the Condensed Consolidated Balance Sheets. The Company also has a LIBOR-based interest rate collar agreement, which became effective in April 2001 and expires in April 2006, with a notional value of $10.0 million, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counter-party to the collar agreement has the option, on April 18, 2004, to convert the $10.0 million note to a two-year fixed-rate instrument with the interest payable at an annual rate of 5.48%. The Company also has an interest rate swap agreement, which expires in December 2004, with a notional value of $3.6 million at March 31, 2001 that is designed to fix the total interest rate at 7.42%. The Company is obligated to pay additional interest on the swap if LIBOR exceeds 7.249%. The fair value of the swap at March 31, 2001 is a $0.1 million liability and is classified within other current liabilities on the Condensed Consolidated Balance Sheets. At the current fair value based on prevailing interest rates as of March 31, 2001, the $0.2 million of other comprehensive loss related to these derivatives will be reclassified into earnings over the term of the agreements.

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does, however, hedge the cash flows of operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction. At March 31, 2001, the Company had outstanding foreign currency forward contracts to purchase $0.486 million Canadian for approximately $0.326 million US.

The Company recognizes all derivative instruments on the balance sheet at fair value at the end of each quarter. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income, and reclassified into earnings as the underlying hedged item affects earnings. To the extent that a change in an interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately. For the quarter ended March 31, 2001, hedge ineffectiveness was not material.


3. ACCOUNTS RECEIVABLE

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 2001 and December 31, 2000 have been reduced by an allowance for doubtful accounts of $(1,648,000) and $(1,564,000), respectively. Bad debt expense was $82,000 and $(113,000) for the three- month periods ended March 31, 2001 and 2000, respectively.


4. INVENTORIES

Inventories of the Company at March 31, 2001 and December 31, 2000 are summarized as follows in thousands:



                                       March 31,       December 31,
                                         2001              2000
--------------------------------------------------------------------------------
Finished goods                          $ 39,445        $ 41,618
Work-in-process                           10,563          13,519
Raw materials                              7,383           6,964
--------------------------------------------------------------------------------
Total inventories at current costs:       57,391          62,101
(Less):
  Current costs over LIFO
   stated values                          (1,690)         (1,690)
  Inventory valuation reserve               (600)           (600)
--------------------------------------------------------------------------------
                                        $ 55,101        $ 59,811
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

5. PROPERTY HELD FOR RESALE

                                     March 31,         December 31,
(in thousands)                         2001                2000
-------------------------------------------------------------------------------
Location:
-------------------------------------------------------------------------------
    Birmingham, AL                       $1,333            $1,333
    Pomeroy, OH                             319               653
    St. Marys, WV                           428               436
-------------------------------------------------------------------------------
Property held for resale                 $2,080            $2,422
-------------------------------------------------------------------------------
Less current portion                      1,333             1,333
-------------------------------------------------------------------------------
                                           $747            $1,089
===============================================================================


Operations at the Newport, KY facility were suspended in September 1998 in response to unfavorable market conditions. In 1999, the Company recorded an impairment loss of $183,000 to reduce these assets to their anticipated market value. Machinery and equipment previously utilized in the Company's Newport, KY pipe coating facility were dismantled and transferred to the Company's Birmingham, AL location during 2000. Management is actively pursuing the sale of these assets.

The Company continues to explore the divestiture of its Mining division, which consists of machinery and equipment, buildings, land and land improvements at its Pomeroy, OH and St. Marys, WV locations. During the first quarter of 2001, the Company recorded an impairment loss of $307,000 to reduce the assets at its mine trackwork production facility in Pomeroy, OH to their anticipated market value. This charge has been included in plant manufacturing costs incurred in the quarter.

In 2000, the Company sold an undeveloped 62-acre portion of a 127-acre Houston, TX property and recorded an approximate pretax gain of $800,000. In the second quarter of 2001, the Company has agreed to sell the remaining 65 acres for approximately $3,300,000. The Company plans to lease back about 11 acres to support its current operations located onsite.


6. DISCONTINUED OPERATIONS

In the fourth quarter of 1999, the Company made the decision to discontinue the operations of the Monitor Group, a developer of portable mass spectrometers, pending its sale. During the first quarter of 2000, net losses from the Monitor Group were $176,000. In September of 2000, the Company sold the assets of the Monitor Group for $1,500,000 cash.


7. BORROWINGS

In accordance with the original terms and conditions of the Company's revolving credit agreement, the line of credit was reduced to $64,025,000 due to asset sales. The interest rate is, at the Company's option, based on the Euro-bank rate (LIBOR), the domestic certificate of deposit rate (CD rate) or the prime rate. The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from the LIBOR rate plus 0.575% to 1.8%, the CD rate plus 0.575% to 1.8%, to the prime rate to prime plus 0.25%. Borrowings under the agreement, which expires July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company-held DM&E Preferred Stock.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio, and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets.


8. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:


                                                       Three Months Ended
                                                            March 31,
(in thousands, except earnings per share)             2001              2000
------------------------------------------------------------------------------
Numerator:
  Numerator for basic and diluted earnings per
    common share - net income
    available to common stockholders:
      Income (Loss) from continuing operations       ($1,865)            $328
      Loss from discontinued operations                                  (176)
------------------------------------------------------------------------------
  Net Income (Loss)                                  ($1,865)            $152
==============================================================================
Denominator:
    Weighted average shares                            9,416            9,561
------------------------------------------------------------------------------
  Denominator for basic earnings
    per common share                                   9,416            9,561

Effect of dilutive securities:
    Contingent issuable shares pursuant to
      the Company's Incentive
      Compensation Plans                                  36               52
    Employee stock options                                 7               70
------------------------------------------------------------------------------
  Dilutive potential common shares                        43              122

  Denominator for diluted earnings
    per common share - adjusted weighted
    average shares and assumed conversions             9,459            9,683
==============================================================================

Basic earnings (loss) per common share:
  Continuing operations                               ($0.20)           $0.04
  Discontinued operations                               0.00            (0.02)
------------------------------------------------------------------------------
Basic earnings (loss) per common share                ($0.20)           $0.02
==============================================================================

Diluted earnings (loss) per common share:
  Continuing operations                               ($0.20)           $0.04
  Discontinued operations                               0.00            (0.02)
------------------------------------------------------------------------------
Diluted earnings (loss) per common share              ($0.20)           $0.02
==============================================================================

9. COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amounts of ultimate liability with respect to these actions will not materially effect the financial position of the Company.

The Miami-Dade Transit Agency has asserted a claim of approximately $1,100,000 in alleged liquidated damages against the Company due to the late delivery of trackwork and related items. The Company does not believe that it is liable for these penalties and is vigorously contesting them.

At March 31, 2001, the Company had outstanding letters of credit of approximately $3,866,000.


10. BUSINESS SEGMENTS


The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits/(losses) of the Company by segment:


                                         Three Months Ended
                                           March 31, 2001

                                   Net                    Segment
(in thousands)                    Sales                Profit/(Loss)
-------------------------------------------------------------------------
Rail products                   $26,909                    ($3,000)
Construction products            24,004                       (607)
Tubular products                  5,177                        514
-------------------------------------------------------------------------
  Total                         $56,090                    ($3,093)
=========================================================================




                                         Three Months Ended
                                           March 31, 2000

                                   Net                    Segment
(in thousands)                    Sales                Profit/(Loss)
-------------------------------------------------------------------------
Rail products                   $32,657                      ($517)
Construction products            21,727                        352
Tubular products                  4,990                        406
-------------------------------------------------------------------------
  Total                         $59,374                       $241
=========================================================================

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total:

                                                   Three Months Ended
                                                        March 31,
(in thousands)                                     2001           2000
----------------------------------------------------------------------------
Net Profit/(Loss)
----------------------------------------------------------------------------
Total for reportable segments                    ($3,093)          $241
Cost of capital for reportable segments            3,227          2,950
Interest expense                                    (961)          (938)
Other income                                         214            581
Corporate expense and other unallocated charges   (2,549)        (2,288)
----------------------------------------------------------------------------
  Income (loss) from continuing operations,
    before income taxes                          ($3,162)          $546
============================================================================

There has been no change in the measurement of segment profit/(loss) from December 31, 2000. There has been no significant change in segment assets from December 31, 2000.


11. SPECIAL CHARGES

Results for the first quarter of 2001 include a nonrecurring pretax charge of $1,356,000 ($0.09 per share after tax), including $587,000 related to the Company's previously announced plan to improve its financial performance by consolidating sales and administrative functions and plant operations. Additional charges associated with this plan consist of $769,000 of inventory write-downs, legal fees, and personnel related costs. The prior year's first quarter results include nonrecurring pretax charges of $503,000 ($0.03 per share after tax). The total nonrecurring pretax charges recorded to date associated with the shutdown and relocation of Company operations are approximately $2,700,000, with a current planned estimate of $3,200,000 by its fiscal 2001 year-end. The costs accrued for the implemented programs were based upon management estimates using the latest information available at the time the accrual was established.


12. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents net income (loss) plus certain non-stockholders' equity changes not reflected in the Condensed Consolidated Statements of Income. The components of comprehensive income (loss), net of tax, were as follows:

                                                        Three Months Ended
                                                             March 31,
(in thousands)                                         2001            2000
 ------------------------------------------------------------------------------
Net Income/(Loss)                                   ($1,865)           $152
Cumulative transition adjustment of a change
  in accounting principle (SFAS No. 133)                (48)              0
Unrealized derivative losses on cash flow
  hedges (SFAS No. 133)                                (112)              0
Foreign currency translation losses                     (29)              0
-------------------------------------------------------------------------------
Comprehensive income (loss)                         ($2,054)           $152
===============================================================================

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


                                                     Three Months Ended
                                                        March 31,
--------------------------------------------------------------------------------
                                                  2001              2000
--------------------------------------------------------------------------------
                                                  (Dollars in thousands)
Net Sales:
      Rail Products                                   $26,909          $32,657
      Construction Products                            24,004           21,727
      Tubular Products                                  5,177            4,990
      Other                                                 0              115
--------------------------------------------------------------------------------
          Total Net Sales                             $56,090          $59,489
================================================================================
Gross Profit:
      Rail Products                                    $1,350           $4,186
      Construction Products                             3,082            3,535
      Tubular Products                                  1,235              870
      Other                                              (327)            (280)
--------------------------------------------------------------------------------
          Total Gross Profit                            5,340            8,311
--------------------------------------------------------------------------------
Expenses:
      Selling and administrative expenses               7,755            7,408
      Interest expense                                    961              938
      Other (income) expense                             (214)            (581)
--------------------------------------------------------------------------------
          Total Expenses                                8,502            7,765
--------------------------------------------------------------------------------
Income (Loss) From Continuing Operations
  Before Income Taxes                                  (3,162)             546
Income Tax (Benefit) Expense                           (1,297)             218
--------------------------------------------------------------------------------
Income (Loss) From Continuing Operations               (1,865)             328

Loss From Discontinued Operations,
  Net of Taxes                                              0             (176)
--------------------------------------------------------------------------------

Net Income (Loss)                                     ($1,865)            $152
================================================================================

Gross Profit %:
      Rail Products                                      5.0%            12.8%
      Construction Products                             12.8%            16.3%
      Tubular Products                                  23.9%            17.4%
          Total Gross Profit                             9.5%            14.0%
================================================================================

First Quarter 2001 Results of Operations

The Company recorded a net loss from continuing operations for the first quarter of 2001 of $1.9 million or $0.20 per diluted share on net sales of $56.1 million. This compares to a 2000 first quarter income from continuing operations of $0.3 million or $0.04 per diluted share on net sales of $59.5 million. The Monitor Group, classified as a discontinued operation on December 31, 1999, and sold in the third quarter of 2000, had net losses of $0.2 million in the first quarter of 2000.

Results for the first quarter of 2001 include a nonrecurring pretax charge of $1.4 million ($0.09 per share after tax), including $0.6 million related to the Company's previously announced plan to improve its financial performance by consolidating sales and administrative functions and plant operations. Additional charges associated with this plan consist of $0.8 million of inventory write-downs, legal fees, and personnel related costs. The prior year's first quarter results include nonrecurring pretax charges of $0.5 million ($0.03 per share after tax). The total nonrecurring pretax charges recorded to date associated with the shutdown and relocation of Company operations are approximately $2.7 million, with a current planned estimate of $3.2 million.

Rail products' 2001 first quarter net sales were $26.9 million, a decline of 17.6% over the same period last year. The decline in rail and transit project shipments reflects the downturn in the rail supply industry due to increased competition resulting from spending cutbacks by the major railroads. First quarter rail order entry, particularly for transit projects, increased significantly over the prior year although margins continue to reflect the difficult competitive environment. Construction products' net sales were $24.0 million, an increase of 10.5% from the year earlier quarter due primarily to sales of mechanically stabilized earth walls and concrete buildings. Tubular products' sales increased 3.7% from the same quarter of 2000 due to an improved pipe coating market. Changes in net sales are generally the result of changes in volume rather than changes in prices.

The gross margin percentage for the total Company was 9.5% in the first quarter of 2001 and 14.0% in the 2000 first quarter. The nonrecurring pretax charges discussed above reduced the first quarter gross margin percentages by 1.5 and
0.1 percentage points in 2001 and 2000, respectively. Rail products' gross margin percentage declined in the first quarter of 2001 to 5.0% from 12.8% in the year earlier quarter. Excluding the nonrecurring pretax charges discussed above, the gross margin percentage for rail products in the 2001 first quarter was 7.4%. The competitive environment created by Class I railroad spending cutbacks continues to have a negative impact on margins. In addition, pricing weakness in the used rail market combined with a Company effort to reduce inventory, particularly used rail, adversely impacted gross margins. The gross margin percentage for construction products declined 3.5 percentage points to 12.8% from the year earlier quarter primarily due to pricing weakness in the bearing pile market. Tubular products' gross margin percentage in the first quarter of 2001 increased 6.5 percentage points to 23.9% from the same period last year. This increase in margin is a result of greater efficiencies and lower powder costs at the Birmingham, AL coated pipe facility.

Selling and administrative expenses increased 4.7% over the prior year period. Other income in the 2001 first quarter includes $0.2 million accrued dividend income on the DM&E Preferred Stock. Other income in the same period of 2000 includes an estimated gain on the sale of property in Langfield, TX, and accrued interest on DM&E notes that were subsequently paid in full. The provision for income taxes was recorded at 41% and 40% in the first quarters of 2001 and 2000, respectively.


Liquidity and Capital Resources

The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. The average turnover rate for accounts receivable remained relatively the same during the first three months of 2001 and 2000. The average inventory turnover rate for the first quarter of 2001 was lower than the same period in 2000 particularly for piling products and new rail projects. Working capital at March 31, 2001 was $71.1 million compared to $71.5 million at December 31, 2000.

During the first quarter of 1999, the Company announced a program to purchase up to 1,000,000 shares of its common stock. In the first quarter of 2001, the Company purchased 25,000 shares at a cost of $75,000. Purchases under this program total 473,398 shares at a cost of $2.3 million.

The Company had capital expenditures of approximately $0.7 million in the first quarter of 2001. Capital expenditures in 2001 are expected to be at similar levels as during the previous year and are anticipated to be funded by cash flow from operations and available external financing sources.

Total revolving credit agreement borrowings at March 31, 2001 were $45.5 million, a decrease of $1.0 million from December 31, 2000. At March 31, 2001 the Company had $6.9 million in unused borrowing commitment. Outstanding letters of credit at March 31, 2001 were $3.9 million. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio, and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets.


Dakota, Minnesota & Eastern Railroad

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which operates over 1,100 miles of track in five states.

At March 31, 2001, the Company's investment was comprised of, $0.2 million of DM&E common stock, $1.5 million of the Series B Preferred Stock and warrants and $6.0 million of the Series C Preferred Stock and warrants. In May 2001, the Company purchased $0.8 million of DM&E Preferred Series C-1 Stock and warrants. On a fully diluted basis, the Company owns approximately 16% of the DM&E's common stock. The DM&E announced in June 1997 that it plans to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to be in excess of $1.5 billion.

The Project is subject to approval by the Surface Transportation Board (STB). In December 1998, the STB made a finding that the DM&E had satisfied the transportation aspects of applicable regulations. The STB issued a draft environmental impact statement for the Project in September 2000, with a comment period ending March 6, 2001. The STB will issue a final environmental impact statement upon completion of its review of the comments. New construction on this project may not begin until the STB reaches a final decision.

The DM&E has stated that it could repay project debt and cover its operating costs if it captures a 5% market share in the Powder River Basin. If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E could increase dramatically. Although the market value of the DM&E is not readily determinable, management believes that this investment, regardless of the DM&E's Powder River Basin project, is worth more than its historical cost.


Other Matters

The Company has agreed to sell its 65 acres of Houston, TX property for approximately $3.3 million. The Company plans to lease back about 11 acres to support its current operations located onsite.

During the first quarter of 2001, the Company decided to expand its concrete products operations, primarily the fabrication of precast buildings. In order to better serve the southwest and southern markets, the Company entered into agreements to lease land, a building and production equipment in Hillsboro, TX. The Company expects production to commence in the third quarter of 2001.

Also in the first quarter of 2001, the Company decided to terminate its sign structure business. Costs related to this decision, including the closing of the Ephrata production facility totaling $0.2 million, were recorded in the first quarter. The remaining backlog will be completed at the Company's Doraville, GA facility or subcontracted.

During the first quarter of 2001, the Company decided to terminate operations at one of its rail manufacturing facilities. Costs related to this decision, totaling $0.5 million, were recorded in the first quarter of 2001.

In August 1998, the Company purchased assets primarily comprised of intellectual properties related to the business of supplying rail signaling and communication devices for approximately $1.7 million. Management continues to evaluate the performance of this operation, as product development has been slower than anticipated. Initial sales are expected in the second quarter with completion of product development in the third quarter.

The rail segment of the business depends on one source, in which the Company currently maintains a 30% ownership position, for fulfilling certain trackwork contracts. At March 31, 2001, the Company had inventory progress payments of $6.3 million committed to this supplier. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings.

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


Outlook

The Company is TXI Chaparral's exclusive North American distributor of steel sheet piling and H-bearing pile. Shipments of H-bearing pile began in the third quarter of 1999 from Chaparral's Petersburg, VA facility. The long awaited startup of sheet piling production at TXI Chaparral's Virginia mill commenced in late March. Current mill forecasts indicate that production quantities of sheet piling will be available in the second quarter.

Although backlog is not necessarily indicative of future operating results, total Company backlog at March 31, 2001, was approximately $164.3 million. The following table provides the backlog by business segment:

                                               Backlog
-------------------------------------------------------------------------------
                            March 31,         December 31,         March 31,
                               2001               2000               2000
-------------------------------------------------------------------------------
Rail Products               $103,461             $ 86,351          $118,156
Construction Products         58,278               52,779            56,127
Tubular Products               2,601                2,219             1,301
-------------------------------------------------------------------------------
                Total       $164,340             $141,349          $175,584
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The reduction in rail segment backlog from a year ago reflects the effect of CXT long-term production contracts. Total shipments under these contracts were $16.7 million since April 1, 2000.



Market Risk and Risk Management Policies

On January 1, 2001 the Company adopted the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative financial instruments and hedging activities.

The Company uses derivative financial instruments to manage interest rate expense on variable-rate debt, primarily by using interest rate collars, as well as, variable interest rate swaps. One interest rate collar agreement, which expires in March 2005, has a notional value of $15.0 million with a maximum annual interest rate of 5.60%, and a minimum annual interest rate of 5.00%, and is based on LIBOR. The counter-party to the collar agreement has the option, at the end of the collar agreement, to convert the $15.0 million note to a one-year fixed-rate instrument with interest payable at an annual rate of 5.49%. A second interest rate collar agreement, which expires in April 2006, has a notional value of $10.0 million with a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%, and is based on LIBOR. The counter-party to the collar agreement has the option, on April 18, 2004, to convert the $10.0 million note to a two-year fixed-rate instrument with the interest payable at an annual rate of 5.48%. The interest rate swap agreement, which expires in December 2004, has a notional value of $3.6 million at March 31, 2001 and is designed to fix the total interest rate at 7.42%. The Company is obligated to pay additional interest on the swap if LIBOR exceeds 7.249%.

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does, however, hedge the cash flows of operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction. At March 31, 2001, the Company had outstanding foreign currency forward contracts to purchase $0.486 million Canadian for approximately $0.326 million US.

During the quarter ended March 31, 2001, unrealized net losses on derivative instruments of approximately $0.2 million, net of related tax effects, were recorded in comprehensive income (loss).

The Company plans to enter into additional swaps or other financial instruments to set all or a portion of its borrowings at fixed rates.


Forward-Looking Statements

Statements relating to the potential value or viability of the DM&E or the Project, or management's belief as to such matters, are forward-looking statements and are subject to numerous contingencies and risk factors. The Company has based its assessment on information provided by the DM&E and has not independently verified such information. In addition to matters mentioned above, factors which can adversely affect the value of the DM&E, its ability to complete the Project or the viability of the Project include the following: labor disputes, any inability to obtain necessary environmental and government approvals for the Project in a timely fashion, the DM&E's ability to continue to obtain interim funding to finance the project through the approval process, the expense of environmental mitigation measures required by the Surface Transportation Board, an inability to obtain financing for the Project, competitor's response to the Project, market demand for coal or electricity and changes in environmental laws and regulations.

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

    4.0 Rights Amendment, dated as of May 14, 1998 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4B to Form 8-A dated May 23, 1997.

    4.0.1 Amended Rights Agreement dated as of May 14, 1998 between L. B. Foster Company and American Stock Transfer & Trust Company, filed as Exhibit 4.0.1 to Form 10-Q for the quarter ended June 30, 1998.

    4.1 Third Amended and Restated Loan Agreement by and among the Reg-istrant and Mellon Bank, N. A., PNC Bank, National Association and First Union National Bank, dated as of June 30, 1999 and filed as
              Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 1999.

   10.12 Lease between CXT Incorporated and Pentzer Development Corpora-tion, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 1999.

   10.12.1 Amendment dated March 12, 1996 to lease between CXT Incorporated and Pentzer Corporation, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 1999.

   10.13 Lease between CXT Incorporated and Crown West Realty, L. L. C., dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1999.

   10.14 Lease between CXT Incorporated and Pentzer Development Corpora-tion, dated November 1, 1991 and filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 1999.

   10.15 Lease between CXT Incorporated and Union Pacific Railroad Company, dated February 13, 1998, and filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1999.

   10.16 Lease between Registrant and Greentree Buildings Associates for Headquarters office, dated as of June 9, 1986, as amended to date, filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 1988.

   10.16.1 Amendment dated June 19, 1990 to lease between Registrant and Greentree Buildings Associates, filed as Exhibit 10.16.1 to Form 10-Q for the quarter ended June 30, 1990.

   10.16.2 Amendment dated May 29, 1997 to lease between Registrant and Greentree Buildings Associates, filed as Exhibit 10.16.2 to Form 10-Q for the quarter ended June 30, 1997.

   10.17 Lease between Registrant and Hillsboro Loan Investors, L. P. for property located in Hill County, TX, dated February 14, 2001, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2000.

   10.19 Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated December 11, 1991, filed as Exhibit 10.19 to form 10-K for the year ended December 31, 1991.

   10.19.1 Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe coating facility in Birmingham, AL, dated Nov-ember 15, 2000.

   10.20 Asset Purchase Agreement, dated June 5, 1998 by and among the Registrant and Northwest Pipe Company, filed as Exhibit 10.20 to Form 8-K on June 18, 1998.

   10.21 Stock Purchase Agreement, dated June 3, 1999, by and among the Registrant and the shareholders of CXT Incorporated, filed as
              Exhibit 10.0 to Form 8-K on July 14, 1999.

   10.33.2 Amended and Restated 1985 Long-Term Incentive Plan, as amended and restated February 26, 1997, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 1997. **

   10.34 Amended and Restated 1998 Long-Term Incentive Plan, as amended and restated February 2, 2001, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2000. **

   10.45 Medical Reimbursement Plan, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 1992. **

   10.46      Leased Vehicle Plan, as amended and restated, filed as Exhibit
              10.46 to form 10-K for the year ended December 31, 2000. **

   10.50      L.B. Foster Company 2001 Incentive Compensation Plan, filed as
              Exhibit 10.50 to Form 10-K for the year ended December 31, 2000.
              **

   10.51 Supplemental Executive Retirement Plan, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 1994. **

   19         Exhibits marked with an asterisk are filed herewith.

   ** Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.


b)       Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the three-month period ended March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          L.B. FOSTER COMPANY
                                              (Registrant)

Date: May 15, 2001                       By /s/Roger F. Nejes
                                         ---------------------------------
                                         Roger F. Nejes
                                         Sr. Vice President-
                                         Finance and Administration
                                         & Chief Financial Officer
                                        (Principal Financial Officer
                                         and Duly Authorized Officer
                                         of Registrant)