Form 10-Q
period 2001-06-30
FOSTER L B CO
filed 2001-08-14
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    June 30, 2001
                     -------------

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

                       Yes  X              No

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date.

    Class                                  Outstanding at August 3, 2001
    -----                                  -----------------------------

 Common Stock, Par Value $.01                     9,467,856 Shares

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                               June 30,          December 31,
                                                 2001                2000
----------------------------------------------------------------------------
ASSETS                                        (Unaudited)

Current Assets:
  Cash and cash equivalents                         $45              $  -
  Accounts and notes receivable:
    Trade - net                                  62,183              56,472
    Other                                            81               1,134
----------------------------------------------------------------------------
                                                 62,264              57,606
  Inventories - net                              48,112              59,811
  Current deferred tax assets                     2,055               2,055
  Other current assets                              844                 373
  Property held for resale                        1,333               1,333
----------------------------------------------------------------------------
Total Current Assets                            114,653             121,178
----------------------------------------------------------------------------

Property, Plant & Equipment - At Cost            62,920              58,499
Less Accumulated Depreciation                   (29,713)            (25,476)
----------------------------------------------------------------------------
                                                 33,207              33,023
----------------------------------------------------------------------------
Property Held for Resale                                              1,089
----------------------------------------------------------------------------
Other Assets:
  Goodwill and other intangibles - net            6,447               6,772
  Investments                                    10,664               9,423
  Deferred tax assets                             1,242               1,242
  Other assets                                    3,160               4,420
----------------------------------------------------------------------------
Total Other Assets                               21,513              21,857
----------------------------------------------------------------------------
TOTAL ASSETS                                   $169,373            $177,147
============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt             $976                $926
  Short-term borrowings                           5,500               6,500
  Accounts payable - trade                       29,185              33,008
  Accrued payroll and employee benefits           3,241               3,503
  Current deferred tax liabilities                1,947               1,947
  Other accrued liabilities                       2,490               3,817
----------------------------------------------------------------------------
Total Current Liabilities                        43,339              49,701
----------------------------------------------------------------------------

Long-Term Borrowings                             40,000              40,000
----------------------------------------------------------------------------
Other Long-Term Debt                              3,058               3,484
----------------------------------------------------------------------------
Deferred Tax Liabilities                          5,413               5,413
----------------------------------------------------------------------------
Other Long-Term Liabilites                        1,163               1,190
----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                      102                 102
  Paid-in capital                                35,238              35,306
  Retained earnings                              45,121              45,995
  Treasury stock                                 (3,938)             (4,009)
  Accumulated other comprehensive loss             (123)                (35)
----------------------------------------------------------------------------
Total Stockholders' Equity                       76,400              77,359
----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $169,373            $177,147
============================================================================

See Notes to Condensed Consolidated Financial Statements.

                                           L. B. FOSTER COMPANY AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (In Thousands, Except Per Share Amounts)

                                                           Three Months                        Six Months
                                                              Ended                              Ended
                                                             June 30,                           June 30,
------------------------------------------------------------------------------------------------------------------
                                                        2001          2000                 2001         2000
------------------------------------------------------------------------------------------------------------------
                                                           (Unaudited)                          (Unaudited)

Net Sales                                            $80,274       $71,692             $136,364      $131,181
Cost of Goods Sold                                    70,139        61,452              120,889       112,630
------------------------------------------------------------------------------------------------------------------
Gross Profit                                          10,135        10,240               15,475        18,551

Selling and Admin-
 istrative Expenses                                    7,721         7,950               15,476        15,358
Interest Expense                                         935           997                1,896         1,935
Other Income - Net                                      (203)         (293)                (417)         (874)
------------------------------------------------------------------------------------------------------------------
                                                       8,453         8,654               16,955        16,419
------------------------------------------------------------------------------------------------------------------

Income (Loss) From Continuing
 Operations, Before Income Taxes                       1,682         1,586               (1,480)        2,132

Income Tax (Benefit) Expense                             691           636                 (606)          854
------------------------------------------------------------------------------------------------------------------
Income (Loss) From Continuing
 Operations                                              991           950                 (874)        1,278

Loss From Discontinued Operations,
    Net of Taxes                                           0          (189)                   0          (365)
------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                       $991          $761                ($874)         $913
==================================================================================================================
Basic Earnings (Loss) Per Common Share From:
 Continuing Operations                                 $0.11         $0.10               ($0.09)        $0.13
 Discontinued Operations                                0.00         (0.02)                0.00         (0.04)
------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) Per Common Share                 $0.11         $0.08               ($0.09)        $0.09
==================================================================================================================

Diluted Earnings (Loss) Per Common Share From:
 Continuing Operations                                 $0.10         $0.10               ($0.09)        $0.13
 Discontinued Operations                                0.00         (0.02)                0.00         (0.04)
------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Common Share               $0.10         $0.08               ($0.09)        $0.09
==================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                  L. B. FOSTER COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)

                                                            Six Months
                                                           Ended June 30,
                                                        2001           2000
-----------------------------------------------------------------------------
                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations              ($  874)         $1,278
Adjustments to reconcile net income
 (loss) to net cash provided by continuing
  operations:
    Depreciation and amortization                       2,873           2,492
    Loss on sale of property, plant
     and equipment                                         14               3
Change in operating assets and liabilities:
    Accounts receivable                                (4,647)         (9,617)
    Inventories                                        11,699          (5,238)
    Other current assets                                 (471)             51
    Other noncurrent assets                               747           2,054
    Accounts payable - trade                           (3,823)         10,310
    Accrued payroll and employee benefits                (262)           (507)
    Other current liabilities                          (1,411)         (1,073)
    Other liabilities                                     (27)            281
------------------------------------------------------------------------------
  Net Cash Provided by Continuing Operations            3,818              34

  Net Cash Used by Discontinued Operations                               (608)
------------------------------------------------------------------------------
  Net Cash Provided (Used) by Operating
   Activities                                           3,818            (574)
------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of property, plant
     and equipment                                        215           1,654
    Capital expenditures on property, plant
     and equipment                                     (1,704)         (2,569)
    Purchase of DM&E stock                               (800)
------------------------------------------------------------------------------
  Net Cash Used by Investing Activities                (2,289)           (915)
------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    (Repayments) proceeds of revolving
      credit agreement borrowings                      (1,000)          3,270
    Exercise of stock options, awards
      & forfeitures                                        78             191
    Treasury stock acquisitions                           (75)           (796)
    Repayment of long-term debt                          (474)           (538)
------------------------------------------------------------------------------
  Net Cash (Used) Provided by Financing
   Activities                                          (1,471)          2,127
------------------------------------------------------------------------------

Effect of exchange rate on cash                           (13)             (7)
------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                  45             631

Cash and Cash Equivalents at Beginning
  of Period                                                 -           1,558
------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period             $   45          $2,189
==============================================================================

Supplemental Disclosure of Cash Flow Information:

    Interest Paid                                      $2,210          $2,011
==============================================================================

  Income Taxes Paid                                    $  419          $1,758
==============================================================================

During the first six months of 2001 and 2000, the Company financed certain capital expenditures totaling $98,000 and $119,000, respectively, through the execution of capital leases.

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


2. ACCOUNTING PRINCIPLES
   ---------------------

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the transition adjustment from adoption to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to decrease other comprehensive income by approximately $48,000, net of related tax effects, to recognize the fair value of its derivative instruments as of the date of adoption. During the three months and six months ended June 30, 2001, unrealized net gains (losses) on derivative instruments of approximately $75,000 and ($37,000), respectively, net of related tax effects, were recorded in other comprehensive income. See Note 12 Comprehensive income (loss) in the Notes to Condensed Consolidated Financial Statements.

The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company has a LIBOR-based interest rate collar agreement, which expires in March 2006, with a notional value of $15.0 million, a maximum annual interest rate of 5.60%, and a minimum annual interest rate of 5.00%. The counter-party to the collar agreement has the option, on March 6, 2005, to convert the $15.0 million note to a one-year fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of the collar at June 30, 2001, which is designated as a cash flow hedge instrument, is less than a $0.1 million liability and is classified within other current liabilities on the Condensed Consolidated Balance Sheets. The Company also has a LIBOR-based interest rate collar agreement, which became effective in April 2001 and expires in April 2006, with a notional value of $10.0 million, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counter-party to the collar agreement has the option, on April 18, 2004, to convert the $10.0 million note to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. The fair value of the collar at June 30, 2001, which is designated as a cash flow hedge instrument, is less than a $0.1 million asset and is netted in other current liabilities on the Condensed Consolidated Balance Sheets. The Company also has an interest rate swap agreement, which expires in December 2004, with a notional value of $3.4 million at June 30, 2001 that is designed to fix the total interest rate at 7.42%. The Company is obligated to pay additional interest on the swap if LIBOR exceeds 7.249%. The fair value of the swap at June 30, 2001 is a $0.1 million liability and is classified within other current liabilities on the Condensed Consolidated Balance Sheets. At the current fair value based on prevailing interest rates as of June 30, 2001, the $0.1 million of other comprehensive loss related to these derivatives will be reclassified into earnings, as the underlying hedged items affect earnings, over the term of the agreements.

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does, however, hedge the cash flows of operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction. At June 30, 2001, the Company had outstanding foreign currency forward contracts to purchase $0.243 million Canadian for approximately $0.163 million US.

The Company recognizes all derivative instruments on the balance sheet at fair value at the end of each quarter. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income, and reclassified into earnings as the underlying hedged items affect earnings. The amount of accumulated other comprehensive income that is expected to be reclassified into earnings over the next twelve months is not material. To the extent that a change in an interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately. For the quarter ended June 30, 2001, hedge ineffectiveness was not material.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements change the accounting for business combinations, goodwill, and intangible assets.

SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 supersedes Accounting Principles Board Opinion No. 16 (APB 16): however, certain purchase accounting guidance in APB 16, as well as certain of its amendments and interpretations, have been carried forward to SFAS 141. SFAS 141 changes the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently, if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001, and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption, whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

The Company is currently evaluating adoption of SFAS 142 and has not yet determined the impact on the overall financial condition of the Company, if any, that may result. Amortization of existing goodwill is $0.8 million, annually.


3. ACCOUNTS RECEIVABLE
   -------------------

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 2001 and December 31, 2000 have been reduced by an allowance for doubtful accounts of $(1,370,000) and $(1,564,000), respectively. Bad debt expense was $165,000 and $(24,000) for the six- month periods ended June 30, 2001 and 2000, respectively.

4. INVENTORIES

Inventories of the Company at June 30, 2001 and December 31, 2000 are summarized as follows in thousands:


                                         June 30,            December 31,
                                           2001                  2000
---------------------------------------------------------------------------

Finished goods                           $32,976               $41,618
Work-in-process                           10,141                13,519
Raw materials                              7,285                 6,964
---------------------------------------------------------------------------

Total inventories at current costs        50,402                62,101
(Less):
Current costs over LIFO
  stated values                           (1,690)               (1,690)
Inventory valuation reserve                 (600)                 (600)
---------------------------------------------------------------------------
                                         $48,112               $59,811
===========================================================================

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


5. DISCONTINUED OPERATIONS
   -----------------------

In the fourth quarter of 1999, the Company made the decision to discontinue the operations of the Monitor Group, a developer of portable mass spectrometers, pending its sale. During the first six months of 2000, net losses from the Monitor Group were $365,000. In September of 2000, the Company sold the assets of the Monitor Group for $1,500,000 cash.


6. BORROWINGS
   ----------

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

7. EARNINGS PER COMMON SHARE
   -------------------------

The following table sets forth the computation of basic and diluted earnings per common share:

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                      June 30,
(in thousands, except earnings per share)                 2001         2000            2001          2000
-----------------------------------------------------------------------------------------------------------

  Numerator for basic and diluted
    earnings per common share -
    net income available to common
    stockholders:
      Income (Loss) from continuing operations            $991         $950            ($874)       $1,278
      Loss from discontinued operations                                (189)                          (365)
-----------------------------------------------------------------------------------------------------------
  Net Income (Loss)                                       $991         $761            ($874)         $913
===========================================================================================================
Denominator:
    Weighted average shares                              9,431        9,491            9,424         9,526
-----------------------------------------------------------------------------------------------------------

  Denominator for basic earnings
    per common share                                     9,431        9,491            9,424         9,526

Effect of dilutive securities:
    Contingent issuable shares pursuant to
      the Company's Incentive
      Compensation Plans                                    32           64               14            58
    Employee stock options                                  37           13               36            39
-----------------------------------------------------------------------------------------------------------
  Dilutive potential common shares                          69           77               50            97

  Denominator for diluted earnings
    per common share - adjusted weighted
    average shares and assumed conversions               9,500        9,568            9,474         9,623
===========================================================================================================

Basic earnings (loss) per common share:
  Continuing operations                                  $0.11        $0.10           ($0.09)        $0.13
  Discontinued operations                                 0.00        (0.02)            0.00         (0.04)
-----------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                   $0.11        $0.08           ($0.09)        $0.09
===========================================================================================================

Diluted earnings (loss) per common share:
  Continuing operations                                  $0.10        $0.10           ($0.09)        $0.13
  Discontinued operations                                 0.00        (0.02)            0.00         (0.04)
-----------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share                 $0.10        $0.08           ($0.09)        $0.09
===========================================================================================================


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

The Miami-Dade Transit Agency has asserted a claim of approximately $1,100,000 in alleged liquidated damages against the Company due to the late delivery of trackwork and related items. The Company does not believe that it is liable for these damages and is vigorously contesting them.

At June 30, 2001, the Company had outstanding letters of credit and bankers acceptance of approximately $4,037,000.


9. BUSINESS SEGMENTS
   -----------------

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits/(losses) of the Company by segment:

                        Three Months Ended                Six Months Ended
                           June 30, 2001                   June 30, 2001
--------------------------------------------------------------------------------

                          Net        Segment             Net         Segment
(in thousands)           Sales        Profit            Sales     Profit/(Loss)
--------------------------------------------------------------------------------
Rail products           $44,275         $299           $71,184       ($2,701)
Construction products    30,719          814            54,723           207
Tubular products          5,280          764            10,457         1,278
--------------------------------------------------------------------------------
  Total                 $80,274       $1,877          $136,364       ($1,216)
================================================================================



                         Three Months Ended                Six Months Ended
                           June 30, 2000                    June 30, 2000
--------------------------------------------------------------------------------
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
================================================================================



Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total:


                                 Three Months Ended       Six Months Ended
                                       June 30,                June 30,
(in thousands)                     2001      2000          2001       2000
----------------------------------------------------------------------------
Net Profit/(Loss)
----------------------------------------------------------------------------
Total for reportable segments     $1,877    $2,174       ($1,216)    $2,385
Cost of capital for reportable
 segments                          3,369     2,947         6,596      5,899
Interest expense                    (935)     (997)       (1,896)    (1,935)
Other income                         203       293           417        874
Corporate expense and other
 unallocated charges              (2,832)   (2,831)       (5,381)    (5,091)
----------------------------------------------------------------------------
  Income (loss) from continuing
    operations, before income
    taxes                         $1,682    $1,586       ($1,480)    $2,132
============================================================================

There has been no change in the measurement of segment profit/(loss) from December 31, 2000. There has been no significant change in segment assets from December 31, 2000.


10. RESTRUCTURING, IMPAIRMENT, AND OTHER SPECIAL CHARGES
    ----------------------------------------------------

Results for the second quarter of 2001 include pretax restructuring charges of $140,000 related to the Company's previously announced plan to improve its financial performance by consolidating sales and administrative functions, and plant operations. Results for the first six months of 2001 include pretax charges, related to the plan, of $1,496,000 and consist of the following: restructuring costs of $462,000; asset impairments of $606,000, and other related costs of $428,000.

The prior year's second quarter results include pretax restructuring charges of $608,000. Results for the first six months of 2000 include the following pretax charges: restructuring costs of $886,000, asset impairments of $60,000 and other personnel related costs of $165,000. The total pretax charges recorded to date associated with the shutdown and relocation of Company operations are approximately $2,845,000, with a current planned estimate of $3,200,000 by its fiscal 2001 year-end. The costs accrued for the implemented programs were based upon management estimates using the latest information available at the time that the accrual was established. Substantially all components of the restructuring charges were paid in the period incurred.


11. COMPREHENSIVE INCOME (LOSS)
    ---------------------------

Comprehensive income (loss) represents net income (loss) plus certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Income. The components of comprehensive income (loss), net of tax, were as follows:

                                      Three Months Ended     Six Months Ended
                                           June 30,               June 30,
(in thousands)                          2001     2000          2001    2000
--------------------------------------------------------------------------------
Net Income/(Loss)                        $991    $761         ($874)    $913
Cumulative transition adjustment of a
  change in accounting principle
  (SFAS No. 133)                            0       0           (48)       0
Unrealized derivative gains (losses)
  on cash flow hedges (SFAS No. 133)       75       0           (37)       0
Foreign currency translation gains
  (losses)                                 26     (10)           (3)     (10)
--------------------------------------------------------------------------------
Comprehensive income (loss)            $1,092    $751         ($962)    $903
================================================================================

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


                                 Three Months Ended          Six Months Ended
                                       June 30,                   June 30,
--------------------------------------------------------------------------------
                                   2001        2000          2001         2000
--------------------------------------------------------------------------------
                                            (Dollars in thousands)
Net Sales:
  Rail Products                 $44,275      $35,901      $71,184      $68,558
  Construction Products          30,719       31,221       54,723       52,948
  Tubular Products                5,280        4,544       10,457        9,534
  Other                               0           26            0          141
--------------------------------------------------------------------------------
    Total Net Sales             $80,274      $71,692     $136,364     $131,181
================================================================================
Gross Profit:
  Rail Products                  $4,668       $4,413       $6,018       $8,599
  Construction Products           4,442        5,326        7,524        8,861
  Tubular Products                1,236          763        2,471        1,633
  Other                            (211)        (262)        (538)        (542)
--------------------------------------------------------------------------------
    Total Gross Profit           10,135       10,240       15,475       18,551
--------------------------------------------------------------------------------
Expenses:
  Selling and admin-
   istrative expenses             7,721        7,950       15,476       15,358
  Interest expense                  935          997        1,896        1,935
  Other income - net               (203)        (293)        (417)        (874)
--------------------------------------------------------------------------------
    Total Expenses                8,453        8,654       16,955       16,419
--------------------------------------------------------------------------------
Income (Loss) From Continuing
  Operations Before Income Taxes  1,682        1,586       (1,480)       2,132
Income Tax (Benefit) Expense        691          636         (606)         854
--------------------------------------------------------------------------------
Income (Loss) From Continuing
  Operations                        991          950         (874)       1,278
--------------------------------------------------------------------------------
Loss From Discontinued Operations,
  Net of Taxes                        0         (189)           0         (365)
--------------------------------------------------------------------------------
Net Income (Loss)                  $991         $761        ($874)        $913
================================================================================
Gross Profit %:
  Rail Products                   10.5%        12.3%          8.5%        12.5%
  Construction Products           14.5%        17.1%         13.7%        16.7%
  Tubular Products                23.4%        16.8%         23.6%        17.1%
    Total Gross Profit            12.6%        14.3%         11.3%        14.1%
================================================================================

Second Quarter 2001 Results of Operations
-----------------------------------------

Income from continuing operations for the second quarters of 2001 and 2000 was $1.0 million or $0.10 per diluted share. For the three months ended June 30, 2001, revenues were $80.3 million versus $71.7 million for the same period last year. The Monitor Group, classified as a discontinued operation on December 31, 1999 and sold in the third quarter of 2000, had net losses of $0.2 million in the second quarter of 2000.

Results for the second quarter of 2001 include a pretax restructuring charge of $0.1 million, related to the Company's previously announced plan to improve its financial performance by consolidating sales and administrative functions and plant operations. The prior-year second quarter results included pretax restructuring charges of $0.6 million related to the plan.

Rail products' 2001 second quarter net sales rose to $44.3 million, an increase of 23.3% over the same period last year, as a result of increased sales to the transit industry. Construction products' net sales remained relatively the same as in the year earlier quarter. Tubular products' sales increased 16.2% from the same quarter of 2000 due to an improved pipe coating market, as demand for oil and gas pipelines has begun to increase. Changes in net sales are generally the result of changes in volume rather than changes in prices.

The gross profit margin for the total Company was 12.6% in the second quarter of 2001 and 14.3% in the 2000 second quarter. The pretax charges discussed above reduced the second quarter gross profit margin percentage by 0.1 percentage points in 2001 and had no effect on gross profit margins in 2000. Rail products' profit margin declined 1.8 percentage points due to the competitive environment created by the spending cutbacks of the Class I railroads. Construction products' margins declined 2.6 percentage points, resulting from price deterioration in the H-bearing pile market caused by increased and unfairly traded imported beams. Tubular products' 6.6 percentage point increase in gross margin resulted from more efficient operations at the Birmingham, AL facility, as well as increased volume.

Selling and administrative expenses declined 2.9% from the second quarter of 2000. Other income in the second quarter of 2001 includes $0.2 million accrued dividend income on the DM&E Preferred Stock. Other income in the same period of 2000 includes $0.1 million accrued interest on DM&E notes that were subsequently paid in full, as well as $0.2 million accrued income on the DM&E Preferred Stock. The provision for income taxes was recorded at 41% and 40% in the second quarters of 2001 and 2000, respectively.


First Six Months of 2001 Results of Operations
----------------------------------------------

The Company recorded a loss from continuing operations for the first six months of 2001 of $0.9 million or $0.09 per share on net sales of $136.4 million. This compares to income from continuing operations in the first six months of 2000 of $1.3 million or $0.13 per share on net sales of $131.2 million. Net losses from the Monitor Group were $0.4 million during the first six months of 2000.

The current year results include the following pretax charges: restructuring costs of $0.5 million, asset impairments of $0.6 million, and other related costs of $0.4 million. These charges, totaling $1.5 million ($0.09 per share, net of tax) are related to the Company's previously announced plan to improve its financial performance. This compares to pretax charges of $1.1 million ($0.07 per share, net of tax) related to the plan through June 2000 which consist of restructuring costs of $0.9 million, asset impairments of $0.06 million and other charges of $0.2 million. The total pretax charges associated with the shutdown and relocation of Company operations recorded to date were $2.8 million of the $3.2 million planned estimate.

The gross margin percentage for the total Company was 11.3% in the first six months of 2001 and 14.1% in the same period of 2000. The pretax charges discussed above reduced the gross margin percentages by 0.7 and 0.1 percentage points in 2001 and 2000, respectively. Rail products' gross margin percentage declined in the first half of 2001 to 8.5% from 12.5% in the year earlier quarter. Excluding the pretax charges discussed above, the gross margin percentage for rail products in the 2001 first half was 9.4%. The competitive environment created by Class I railroad spending cutbacks continues to have a negative impact on margins. In addition, pricing weakness in the used rail market combined with a Company effort to reduce inventory, particularly used rail, adversely impacted gross margins. The gross margin percentage for construction products declined 3.0 percentage points to 13.7% from a year ago primarily due to pricing weakness in the bearing pile market. Tubular products' gross margin percentage in the first six months of 2001 increased 6.5 percentage points to 23.6% from the same period last year. This increase in margin is a result of greater efficiencies at the Birmingham, AL coated pipe facility.

Selling and administrative expenses remained consistent with last year. Other income in 2001 includes $0.4 million accrued dividend income on the DM&E Preferred Stock. Other income in 2000 includes an estimated gain of $0.1 million on the sale of property in Langfield, TX, accrued interest of $0.2 million on DM&E notes that were subsequently paid in full, and accrued dividend income of $0.4 million on the DM&E Preferred Stock. The provision for income taxes was recorded at 41% and 40% in 2001 and 2000, respectively.


Liquidity and Capital Resources
-------------------------------

The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. During the first six months of 2001, the average turnover rate for accounts receivable was higher than during the same period in 2000. The average inventory turnover rate for the first six months of 2001 was lower than the same period in 2000 particularly for piling products and new rail projects. Working capital at June 30, 2001 was $71.3 million compared to $71.5 million at December 31, 2000.

During the first quarter of 1999, the Company announced a program to purchase up to 1,000,000 shares of its common stock. During 2001, the Company purchased 25,000 shares at a cost of $75,000. Purchases under this program total 473,398 shares at a cost of $2.3 million.

The Company had capital expenditures of approximately $1.7 million in 2001. Capital expenditures in 2001 are expected to be at similar levels as during the previous year and are anticipated to be funded by cash flow from operations and available external financing sources.

Total revolving credit agreement borrowings at June 30, 2001 were $45.5 million, a decrease of $1.0 million from December 31, 2000. At June 30, 2001 the Company had $16.3 million in unused borrowing commitment. Outstanding letters of credit and bankers acceptance at June 30, 2001 were $4.0 million. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

The Company's revolving credit agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio, and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets.


Dakota, Minnesota & Eastern Railroad
------------------------------------

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which operates over 1,100 miles of track in five states.

At June 30, 2001, the Company's investment was comprised of, $0.2 million of DM&E common stock, $1.5 million of the Series B Preferred Stock and warrants, $6.0 million of the Series C Preferred Stock and warrants, and $0.8 million of DM&E Preferred Series C-1 Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of $2.2 million. On a fully diluted basis, the Company owns approximately 16% of the DM&E's common stock.

The DM&E announced in June 1997 that it plans to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to be in excess of $1.5 billion.

The Project is subject to approval by the Surface Transportation Board (STB). In December 1998, the STB made a finding that the DM&E had satisfied the transportation aspects of applicable regulations. The STB issued a draft environmental impact statement for the Project in September 2000, with a comment period ending March 6, 2001. The STB will issue a final environmental impact statement upon completion of its review of the comments. The STB has stated that its decision on environmental issues should be made by year-end. New construction on this project may not begin until the STB reaches a final decision.

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


Other Matters
-------------

The contemplated sale of the Company's 65-acre property in Houston, TX did not materialize as expected in the second quarter of 2001. Although discussions with the potential buyer have not terminated, the outcome is uncertain. Management will continue to evaluate the use of this property.

During the first quarter of 2001, the Company decided to expand its concrete products operations, primarily the fabrication of precast buildings. In order to better serve the southwest and southern markets, the Company entered into agreements to lease land, a building and production equipment in Hillsboro, TX. The Company expects production to commence in the fourth quarter of 2001.

In August 1998, the Company purchased assets primarily comprised of intellectual properties related to the business of supplying rail signaling and communication devices for approximately $1.7 million. The Company began shipping limited product in the second quarter of 2001. Although product development continues in order to expand the divisions' available product lines, management continues to evaluate the performance of this operation.

The rail segment of the business depends on one source, in which the Company currently maintains a 30% ownership position, for fulfilling certain trackwork contracts. At June 30, 2001, the Company had inventory progress payments of $6.9 million committed to this supplier. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings.

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

Outlook
-------

The Company is TXI Chaparral's exclusive North American distributor of steel sheet piling and H-bearing pile. Shipments of H-bearing pile began in the third quarter of 1999 from Chaparral's Petersburg, VA facility. The long awaited startup of sheet piling production at TXI Chaparral's Virginia mill commenced in late March of 2001. Unfortunately, TXI Chaparral thus far has failed to produce production quantities of steel sheet piling. Although TXI Chaparral is confident that these problems will be resolved shortly, most of the construction season will have passed and the Company's sheet piling sales for the balance of 2001 will continue to be disappointing.

Although backlog is not necessarily indicative of future operating results, total Company backlog at June 30, 2001, was approximately $150.7 million. The following table provides the backlog by business segment:


                                     Backlog
--------------------------------------------------------------------------------
                            June 30,         December 31,         June 30,
(In thousands)                2001               2000               2000
--------------------------------------------------------------------------------
Rail Products                $88,319           $86,351           $115,183
Construction Products         59,598            52,779             58,281
Tubular Products               2,790             2,219              2,236
--------------------------------------------------------------------------------
    Total                   $150,707          $141,349           $175,700
================================================================================

The reduction in rail segment backlog from a year ago reflects the effect of CXT long-term production contracts. Total shipments under these contracts were $15.8 million since July 1, 2000.


Market Risk and Risk Management Policies
----------------------------------------

On January 1, 2001 the Company adopted the Financial  Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative financial instruments and hedging activities.

The Company uses derivative financial instruments to manage interest rate expense on variable-rate debt, primarily by using interest rate collars, as well as, variable interest rate swaps. One interest rate collar agreement, which expires in March 2006, has a notional value of $15.0 million with a maximum annual interest rate of 5.60%, and a minimum annual interest rate of 5.00%, and is based on LIBOR. The counter-party to the collar agreement has the option, on March 6, 2005, to convert the $15.0 million note to a one-year fixed-rate instrument with interest payable at an annual rate of 5.49%. A second interest rate collar agreement, which expires in April 2006, has a notional value of $10.0 million with a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%, and is based on LIBOR. The counter-party to the collar agreement has the option, on April 18, 2004, to convert the $10.0 million note to a two-year fixed-rate instrument with the interest payable at an annual rate of 5.48%. The interest rate swap agreement, which expires in December 2004, has a notional value of $3.4 million at June 30, 2001 and is designed to fix the total interest rate at 7.42%. The Company is obligated to pay additional interest on the swap if LIBOR exceeds 7.249%.

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does, however, hedge the cash flows of operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction. At June 30, 2001, the Company had outstanding foreign currency forward contracts to purchase $0.243 million Canadian for approximately $0.163 million US.

During the three months and six months ended June 30, 2001, unrealized net gains (losses) on derivative instruments of approximately $75,000 and ($37,000), respectively, net of related tax effects, were recorded in other comprehensive income.

The Company may enter into additional swaps or other financial instruments to set all or a portion of its borrowings at fixed rates.


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

                            PART II OTHER INFORMATION
                            -------------------------

Item 1. LEGAL PROCEEDINGS
        -----------------

See  Note  8,  "Commitments  and  Contingent  Liabilities",   to  the  Condensed
Consolidated Financial Statements.


Item 4.  RESULTS OF VOTES OF SECURITY HOLDERS
         ------------------------------------

At the Company's annual meeting on May 9, 2001, the following individuals were elected to the Board of Directors:

                                For                   Withheld
Name                            Election              Authority
--------------------------------------------------------------------------------

Lee B. Foster II                7,877,329             1,062,879
Henry J. Massman IV             7,877,515             1,062,693
John W. Puth                    7,877,370             1,062,838
William H. Rackoff              7,877,515             1,062,693
Richard L. Shaw                 7,877,320             1,062,888

The stockholders voted to approve the 1998 Long Term Incentive Plan, as amended and restated. The following table sets forth the results of the vote:

           For                       Against
         Approval                    Approval                 Abstained
--------------------------------------------------------------------------------

        3,561,195                   2,516,599                  621,756


The stockholders also voted to approve Ernst & Young, LLP as the Company's independent auditors for the fiscal year ended December 31, 2001. The following table sets forth the results of the vote for independent auditors:

           For                       Against
         Approval                    Approval                 Abstained
--------------------------------------------------------------------------------

        8,664,329                    201,203                    74,676



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

  4.1 Third Amended and Restated Loan Agreement by and among the Registrant and Mellon Bank, N. A., PNC Bank, National Association and First Union National Bank, Dated as of June 30, 1999 and filed as Exhibit
          4.1 to Form 10-Q for the quarter ended June 30, 1999.

 10.12 Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 1999.

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

 10.16 Lease between Registrant and Greentree Buildings Associates for Head-quarters office, dated as of June 9, 1986, as amended to date, filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 1988.

 10.16.1 Amendment dated June 19, 1990 to lease between Registrant and Green-tree Buildings Associates, filed as Exhibit 10.16.1 to Form 10-Q for the quarter ended June 30, 1990.

 10.16.2 Amendment dated May 29, 1997 to lease between Registrant and Green-tree Buildings Associates, filed as Exhibit 10.16.2 to Form 10-Q for the quarter ended June 30, 1997.

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

 10.19.1 Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe coating facility in Birmingham, AL, dated November 15, 2000.

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


b)       Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the six-month period ended June 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                L.B. FOSTER COMPANY
                                                --------------------
                                                   (Registrant)


Date:  August 14, 2001                          By:/s/Lee B. Foster
       ---------------                          --------------------
                                                  Lee B. Foster II
                                                  Chairman of the Board
                                                  and Chief Executive Officer
                                                 (Duly Authorized Officer of
                                                  Registrant)