Form 10-Q
period 2001-09-30
FOSTER L B CO
filed 2001-11-13
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    September 30, 2001
                     ------------------

Commission File Number    0-10436
                          ---------

                              L. B. Foster Company
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    Pennsylvania                    25-13247733
             --------------------------           -----------------
             (State of Incorporation)  (I. R. S. Employer Identification No.)

                415 Holiday Drive, Pittsburgh, Pennsylvania      15220
               ----------------------------------------------   -------
               (Address of principal executive offices)        (Zip Code)

                                 (412) 928-3417
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X              No

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date.

    Class                               Outstanding at November 1, 2001
-------------------------------         -------------------------------
 Common Stock, Par Value $.01                   9,466,126 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX
                                      -----

PART I.  Financial Information                                    Page
-------------------------------

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


PART II.  Other Information
----------------------------

  Item 1.  Legal Proceedings                                        18

  Item 6.  Exhibits and Reports on Form 8-K                         18

Signature                                                           20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                               September 30,    December 31,
                                                  2001              2000
--------------------------------------------------------------------------------
ASSETS                                          (Unaudited)
Current Assets:
  Cash and cash equivalents                          $1,613       $      -
  Accounts and notes receivable:
    Trade - net                                      58,224            56,472
    Other                                               948             1,134
--------------------------------------------------------------------------------
                                                     59,172            57,606
  Inventories - net                                  42,293            59,811
  Current deferred tax assets                         2,055             2,055
  Other current assets                                  763               373
  Property held for resale                            1,333             1,333
--------------------------------------------------------------------------------
Total Current Assets                                107,229           121,178
--------------------------------------------------------------------------------

Property, Plant & Equipment - At Cost                63,146            58,499
Less Accumulated Depreciation                       (29,868)          (25,476)
--------------------------------------------------------------------------------
                                                     33,278            33,023
--------------------------------------------------------------------------------
Property Held for Resale                                -               1,089
Other Assets:
  Goodwill and other intangibles - net                6,280             6,772
  Investments                                        10,884             9,423
  Deferred tax assets                                 1,242             1,242
  Other assets                                        3,427             4,420
--------------------------------------------------------------------------------
 Total Other Assets                                   21,833            21,857
--------------------------------------------------------------------------------
TOTAL ASSETS                                       $162,340          $177,147
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                 $994              $926
  Short-term borrowings                                 500             6,500
  Accounts payable - trade                           30,274            33,008
  Accrued payroll and employee benefits               2,892             3,503
  Current deferred tax liabilities                    1,947             1,947
  Other accrued liabilities                           3,607             3,817
--------------------------------------------------------------------------------
Total Current Liabilities                            40,214            49,701
--------------------------------------------------------------------------------

Long-Term Borrowings                                 36,000            40,000
--------------------------------------------------------------------------------
Other Long-Term Debt                                  2,809             3,484
--------------------------------------------------------------------------------
Deferred Tax Liabilities                              5,413             5,413
--------------------------------------------------------------------------------
Other Long-Term Liabilites                            1,202             1,190
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                          102               102
  Paid-in capital                                    35,233            35,306
  Retained earnings                                  46,151            45,995
  Treasury stock                                     (3,919)           (4,009)
  Accumulated other comprehensive loss                 (865)              (35)
--------------------------------------------------------------------------------
Total Stockholders' Equity                           76,702            77,359
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $162,340          $177,147
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                Three Months                  Nine Months
                                   Ended                        Ended
                                September 30,                September 30,
--------------------------------------------------------------------------------
                              2001         2000         2001              2000
--------------------------------------------------------------------------------
                                 (Unaudited)                 (Unaudited)

Net Sales                     $75,884    $74,428        $212,248     $205,609
Cost of Goods Sold             66,125     64,269         187,014      176,899
--------------------------------------------------------------------------------
Gross Profit                    9,759     10,159          25,234       28,710

Selling and Admin-
 istrative Expenses             7,315      7,993          22,791       23,351
Interest Expense                  900      1,195           2,796        3,130
Other Income                     (203)    (1,331)           (620)      (2,205)
--------------------------------------------------------------------------------
                                8,012      7,857          24,967       24,276
--------------------------------------------------------------------------------

Income From Continuing
 Operations, Before
 Income Taxes                   1,747      2,302             267        4,434

Income Tax Expense                717        920             111        1,774
--------------------------------------------------------------------------------

Income From Continuing
 Operations                     1,030      1,382             156        2,660

Income From Discontinued
 Operations, Net of
 Taxes                              0        736               0          371
--------------------------------------------------------------------------------

Net Income                     $1,030     $2,118            $156       $3,031
================================================================================

Basic and Diluted
 Earnings Per Common
 Share From:
   Continuing Operations        $0.11      $0.15           $0.02        $0.28
   Discontinued Operations       0.00       0.08            0.00         0.04
--------------------------------------------------------------------------------
Basic and Diluted
 Earnings Per Common
 Share                          $0.11      $0.23           $0.02        $0.32
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                         Nine Months
                                                    Ended September 30,
                                                 2001                2000
--------------------------------------------------------------------------------
                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                $156                $2,660
Adjustments to reconcile net income
  to net cash provided (used) by
  continuing operations:
    Depreciation and amortization               4,234                 3,828
    Loss (gain) on sale of property,
     plant and equipment                           16                  (766)
Change in operating assets and
  liabilities:
    Accounts receivable                        (1,548)              (14,364)
    Inventories                                17,518               (12,862)
    Other current assets                         (390)                  145
    Other noncurrent assets                       224                 2,004
    Accounts payable - trade                   (2,734)               15,729
    Accrued payroll and employee
      benefits                                   (611)                  215
    Other current liabilities                  (1,015)                   81
    Other liabilities                              12                   420
--------------------------------------------------------------------------------
  Net Cash Provided (Used) by Cont-
    inuing Operations                          15,862                (2,910)
  Net Cash Provided by Discontinued
    Operations                                                          954
--------------------------------------------------------------------------------
  Net Cash Provided (Used) by Oper-
    ating Activities                           15,862                (1,956)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property,
      plant and equipment                         216                 1,690
    Capital expenditures on property,
      plant and equipment                      (2,938)               (3,480)
    Purchase of DM&E stock                       (800)
--------------------------------------------------------------------------------
  Net Cash Used by Investing Activities        (3,522)               (1,790)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Repayments) proceeds of revolv-
      ing credit agreement borrowings         (10,000)                4,915
    Exercise of stock options                      92                   185
    Treasury stock acquisitions                   (75)                 (796)
    Repayment of long-term debt                  (709)                 (813)
--------------------------------------------------------------------------------
   Net Cash (Used) Provided by Fin-
    ancing Activities                         (10,692)                3,491
--------------------------------------------------------------------------------

Effect of exchange rate on cash                   (35)                  (11)
--------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and
  Cash Equivalents                              1,613                  (266)

Cash and Cash Equivalents at Begin-
  ning of Period                                    0                 1,558
--------------------------------------------------------------------------------

Cash and Cash Equivalents at End of
  Period                                       $1,613                $1,292
================================================================================

Supplemental Disclosure of Cash Flow
  Information:

    Interest Paid                              $3,152                $3,097
================================================================================

   Income Taxes Paid                             $695                $1,797
================================================================================


During the first nine months of 2001 and 2000, the Company financed certain capital expenditures totaling $102,000 and $225,000, respectively, through the execution of capital leases.

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


2. ACCOUNTING PRINCIPLES
------------------------

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the transition adjustment from adoption to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to decrease other comprehensive income by approximately $48,000, net of related tax effects, to recognize the fair value of its derivative instruments as of the date of adoption. During the three months and nine months ended September 30, 2001, unrealized net losses on derivative instruments of approximately $726,000 and $763,000, respectively, net of related tax effects, were recorded in other comprehensive income. See Note 11 Comprehensive Income (Loss) in the Notes to Condensed Consolidated Financial Statements.

The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company has a LIBOR-based interest rate collar agreement, which expires in March 2006, with a notional value of $15.0 million, a maximum annual interest rate of 5.60%, and a minimum annual interest rate of 5.00%. The counter-party to the collar agreement has the option, on March 6, 2005, to convert the $15.0 million note to a one-year fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of the collar at September 30, 2001, which is designated as a cash flow hedge instrument, is a $0.4 million liability and is classified within other current liabilities on the Condensed Consolidated Balance Sheets. The Company also has a LIBOR-based interest rate collar agreement, which became effective in April 2001 and expires in April 2006, with a notional value of $10.0 million, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counter-party to the collar agreement has the option, on April 18, 2004, to convert the $10.0 million note to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. The fair value of the collar at September 30, 2001, which is designated as a cash flow hedge instrument, is less than a $0.3 million liability and is classified within other current liabilities on the Condensed Consolidated Balance Sheets. The Company also has an interest rate swap agreement, which expires in December 2004, with a notional value of $3.3 million at September 30, 2001 that is designed to fix the total interest rate at 7.42%. The Company is obligated to pay additional interest on the swap if LIBOR exceeds 7.249%. The fair value of the swap at September 30, 2001 is a $0.1 million liability and is classified within other current liabilities on the Condensed Consolidated Balance Sheets. At the current fair value based on prevailing interest rates as of September 30, 2001, the $0.8 million of other comprehensive loss related to these derivatives will be reclassified into earnings, as the underlying hedged items affect earnings, over the term of the agreements.

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does, however, hedge the cash flows of operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction. At September 30, 2001, the Company had outstanding foreign currency forward contracts to purchase $0.345 million Canadian for approximately $0.228 million US.

The Company recognizes all derivative instruments on the balance sheet at fair value at the end of each quarter. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income, and reclassified into earnings as the underlying hedged items affect earnings. The amount of accumulated other comprehensive loss that is expected to be reclassified into earnings over the next twelve months, based on prevailing interest rates as of September 30, 2001, is $0.2 million, net of related tax effects. To the extent that a change in an interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately. For the quarter and nine-month period ended September 30, 2001, hedge ineffectiveness was not material.

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


3. ACCOUNTS RECEIVABLE
----------------------

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at September 30, 2001 and December 31, 2000 have been reduced by an allowance for doubtful accounts of $(1,325,000) and $(1,564,000), respectively. Bad debt expense was $250,000 and $58,000 for the nine- month periods ended September 30, 2001 and 2000, respectively.

4. INVENTORIES
--------------

Inventories of the Company at September 30, 2001 and December 31, 2000 are summarized as follows in thousands:


                                       September 30,            December 31,
                                           2001                     2000


Finished goods                                 $33,504                  $41,618
Work-in-process                                  5,892                   13,519
Raw materials                                    5,187                    6,964
                                     ------------------       ------------------

Total inventories at current costs              44,583                   62,101
(Less):
Current costs over LIFO
  stated values                                 (1,690)                  (1,690)
Inventory valuation reserve                       (600)                    (600)
                                     ------------------       ------------------
                                               $42,293                  $59,811
                                     ==================       ==================




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


5. DISCONTINUED OPERATIONS
--------------------------

In the fourth quarter of 1999, the Company made the decision to discontinue the operations of the Monitor Group, a developer of portable mass spectrometers. In September of 2000, the Company sold the assets of the Monitor Group for $1,500,000 cash.

The nine months ended September 30, 2000 includes net income from discontinued operations of approximately $371,000 which consists of a $900,000 gain (net of tax) on the sale and an operating loss of approximately $529,000 (net of tax).


6. BORROWINGS
-------------

In accordance with the original terms and conditions of the Company's revolving credit agreement, the line of credit was reduced, during 2000, to $64,025,000 due to asset sales. The interest rate is, at the Company's option, based on the Euro-bank rate (LIBOR), the domestic certificate of deposit rate (CD rate) or the prime rate. The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from the LIBOR rate plus 0.575% to 1.8%, the CD rate plus 0.575% to 1.8%, to the prime rate to prime plus 0.25%. Borrowings under the agreement, which expires July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company-held DM&E Preferred Stock.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio, and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets.

7. EARNINGS PER COMMON SHARE
----------------------------

The following table sets forth the computation of basic and diluted earnings per common share:

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
(in thousands, except earnings per share)               2001          2000             2001            2000
-----------------------------------------------------------------------------------------------------------------

Numerator:
  Numerator for basic and diluted earnings per
    common share - net income
    available to common stockholders:
      Income from continuing operations                $1,030        $1,382             $156          $2,660
      Income from discontinued operations                               736                              371
-----------------------------------------------------------------------------------------------------------------
  Net Income                                           $1,030        $2,118             $156          $3,031
=================================================================================================================
Denominator:
    Weighted average shares                             9,435         9,456            9,427           9,502
-----------------------------------------------------------------------------------------------------------------

  Denominator for basic earnings
    per common share                                    9,435         9,456            9,427           9,502

Effect of dilutive securities:
    Contingent issuable shares pursuant to
      the Company's Incentive
      Compensation Plans                                   55            49               20              56
    Employee stock options                                 33             6               36              27
-----------------------------------------------------------------------------------------------------------------

  Dilutive potential common shares                         88            55               56              83

  Denominator for diluted earnings
    per common share - adjusted weighted
    average shares and assumed conversions              9,523         9,511            9,483           9,585
=================================================================================================================

Basic earnings per common share:
  Continuing operations                                 $0.11         $0.15            $0.02           $0.28
  Discontinued operations                                0.00          0.08             0.00            0.04
-----------------------------------------------------------------------------------------------------------------
Basic earnings per common share                         $0.11         $0.23            $0.02           $0.32
=================================================================================================================

Diluted earnings per common share:
  Continuing operations                                 $0.11         $0.15            $0.02           $0.28
  Discontinued operations                                0.00          0.08             0.00            0.04
-----------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                       $0.11         $0.23            $0.02           $0.32
=================================================================================================================


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

At September 30, 2001, the Company had outstanding letters of credit and bankers acceptance of approximately $3,703,000.


9. BUSINESS SEGMENTS
--------------------

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits/(losses) of the Company by segment:


                                                  Three Months Ended                               Nine Months Ended
                                                  September 30, 2001                               September 30, 2001
                                     -------------------------------------------      -------------------------------------------

                                               Net                   Segment                    Net                   Segment
(in thousands)                                Sales                Profit/Loss                 Sales               Profit/(Loss)
------------------------------------------------------------------------------------------------------------------------------------

Rail products                                $38,604                   ($469)                $109,788                 ($3,170)
Construction products                         31,350                   1,096                   86,073                   1,303
Tubular products                               5,930                   1,012                   16,387                   2,290
------------------------------------------------------------------------------------------------------------------------------------
  Total                                      $75,884                  $1,639                 $212,248                    $423
====================================================================================================================================



                                                    Three Months Ended                               Nine Months Ended
                                                    September 30, 2000                               September 30, 2000
                                        -------------------------------------------      -------------------------------------------

                                               Net                   Segment                    Net                   Segment
(in thousands)                                Sales                   Profit                   Sales               Profit/(Loss)
------------------------------------------------------------------------------------------------------------------------------------

Rail products                                $38,862                    $415                 $107,420                   ($283)
Construction products                         30,148                   1,322                   83,096                   3,684
Tubular products                               5,381                     527                   14,915                   1,249
------------------------------------------------------------------------------------------------------------------------------------
  Total                                      $74,391                  $2,264                 $205,431                  $4,650
====================================================================================================================================



Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total:

                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30,                      September 30,
                                                          ---------------------------------   ---------------------------------
(in thousands)                                                2001               2000             2001               2000
-------------------------------------------------------------------------------------------------------------------------------

Net Profit
-------------------------------------------------------------------------------------------------------------------------------
Total for reportable segments                               $1,639             $2,264             $423             $4,650
Cost of capital for reportable segments                      3,364              3,156            9,960              9,054
Interest expense                                              (900)            (1,195)          (2,796)            (3,130)
Other income                                                   203              1,331              620              2,205
Corporate expense and other unallocated charges             (2,559)            (3,254)          (7,940)            (8,345)
-------------------------------------------------------------------------------------------------------------------------------
  Income from continuing operations,
    before income taxes                                     $1,747             $2,302             $267             $4,434
===============================================================================================================================


There has been no change in the measurement of segment profit/(loss) from December 31, 2000. The Company's emphasis on improving working capital utilization has resulted in an inventory reduction of approximately $8,000,000 in the rail segment and $8,400,000 in the construction segment from December 31, 2000.

10. RESTRUCTURING, IMPAIRMENT, AND OTHER SPECIAL CHARGES
--------------------------------------------------------

Results for the first nine months of 2001 include pretax charges of $1,506,000 related to the Company's previously announced plan to improve its financial performance by consolidating sales and administrative functions, and plant operations. These charges consist of the following: restructuring costs of $472,000; asset impairments of $606,000, and other related costs of $428,000.

Results for the first nine months of 2000 include the following pretax charges: restructuring costs of $1,001,000, asset impairments of $60,000 and other personnel related costs of $165,000. The total pretax charges recorded to date associated with the shutdown and relocation of Company operations are approximately $2,855,000, with a current planned estimate of $3,200,000 by its fiscal 2001 year-end. The costs accrued for the implemented programs were based upon management estimates using the latest information available at the time that the accrual was established. Substantially all components of the restructuring charges were paid in the period incurred.


11. COMPREHENSIVE INCOME (LOSS)
-------------------------------

Comprehensive income (loss) represents net income plus certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Income. The components of comprehensive income (loss), net of tax, were as follows:



                                                            Three Months Ended             Nine Months Ended
                                                               September 30                  September 30
(in thousands)                                             2001           2000           2001            2000
------------------------------------------------------------------------------------------------------------------

Net Income                                                $1,030         $2,118           $156          $3,031
Cumulative transition adjustment of a change in
  accounting principle (SFAS No. 133)                          0              0            (48)              0
Unrealized derivative losses on cash flow hedges
  (SFAS No. 133)                                            (726)             0           (763)              0
Foreign currency translation losses                          (16)            (7)           (19)            (18)
------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                 $288         $2,111          ($674)         $3,013
==================================================================================================================

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


                                              Three Months Ended                     Nine Months Ended
                                                 September 30,                         September 30,
                                       ----------------------------------    ----------------------------------
                                             2001             2000                 2001             2000
                                       ----------------------------------    ----------------------------------
                                                                (Dollars in thousands)

Net Sales:
      Rail Products                         $38,604          $38,862             $109,788         $107,420
      Construction Products                  31,350           30,148               86,073           83,096
      Tubular Products                        5,930            5,381               16,387           14,915
      Other                                       0               37                    0              178
                                       ----------------------------------    ----------------------------------
          Total Net Sales                   $75,884          $74,428             $212,248         $205,609
                                       ==================================    ==================================
 Gross Profit:
      Rail Products                          $3,773           $4,534               $9,791          $13,133
      Construction Products                   4,665            4,856               12,189           13,717
      Tubular Products                        1,469              990                3,940            2,623
      Other                                    (148)            (221)                (686)            (763)
                                       ----------------------------------    ----------------------------------
             Total Gross Profit               9,759           10,159               25,234           28,710
                                       ----------------------------------    ----------------------------------

Expenses:
      Selling and administrative expenses     7,315            7,993               22,791           23,351
      Interest expense                          900            1,195                2,796            3,130
      Other income - net                       (203)          (1,331)                (620)          (2,205)
                                       ----------------------------------    ----------------------------------
             Total Expenses                   8,012            7,857               24,967           24,276
                                       ----------------------------------    ----------------------------------

Income From Continuing Operations
  Before Income Taxes                         1,747            2,302                  267            4,434
Income Tax Expense                              717              920                  111            1,774
                                       ----------------------------------    ----------------------------------

Income From Continuing Operations             1,030            1,382                  156            2,660

Income From Discontinued Operations,
  Net of Taxes                                    0              736                    0              371
                                       ----------------------------------    ----------------------------------

Net Income                                   $1,030           $2,118                 $156           $3,031
                                       ==================================    ==================================

Gross Profit %:
      Rail Products                            9.8%            11.7%                 8.9%            12.2%
      Construction Products                   14.9%            16.1%                14.2%            16.5%
      Tubular Products                        24.8%            18.4%                24.0%            17.6%
          Total Gross Profit                  12.9%            13.6%                11.9%            14.0%
                                       ==================================    ==================================


Third Quarter 2001 Results of Operations
----------------------------------------

Income from continuing operations for the third quarter of 2001 was $1.0 million or $0.11 per diluted share. This compares to income from continuing operations of $1.4 million or $0.15 per diluted share for last year's third quarter, which included a $0.63 million or $0.07 per share net gain from the sale of property and gain on investments. Last year's third quarter also included a net gain of $0.74 million or $0.08 per share from discontinued operations, resulting from the sale of Monitor Group. For the three months ended September 30, 2001, revenues were $75.9 million versus $74.4 million for the same period last year.

Rail products' 2001 third quarter net sales remained relatively the same as in the year earlier quarter. Construction products' net sales increased 4.0% to $31.4 million in the third quarter of 2001, as a result of increased shipments of bridge and building products. Tubular products' sales increased 10.2% from the same quarter of 2000 as sales of threaded products improved. Changes in net sales are generally the result of changes in volume rather than changes in prices.

The gross profit margin for the total Company was 12.9% in the third quarter of 2001 and 13.6% in the 2000 third quarter. The pretax charges related to the Company's plan to improve its financial performance by consolidating sales and administrative functions and plant operations had no effect on margins in the 2001 and 2000 third quarters. Rail products' profit margin declined 1.9 percentage points primarily due to the competitive environment created by the spending cutbacks of the Class I railroads. Construction products' margins declined 1.2 percentage points, resulting from continuing price deterioration in the H-bearing pile market. Tubular products' 6.4 percentage point increase in gross margin is the result of continued improvements in productivity and an emphasis on manufacturing excellence.

Selling and administrative expenses declined 9.3% from the third quarter of 2000. Other income in the third quarter of 2001 includes $0.2 million accrued dividend income on the DM&E Preferred Stock. Other income in the same period of 2000 included $0.7 million from the sale of a Houston, TX property, $0.4 million income on the collection of certain notes receivable, and $0.2 million accrued dividend income on the DM&E Preferred Stock. The provision for income taxes was recorded at 41% and 40% in the third quarters of 2001 and 2000, respectively.


First Nine Months of 2001 Results of Operations
-----------------------------------------------

Income from continuing operations for the first nine months of 2001 was $0.2 million or $0.02 per share on net sales of $212.2 million. This compares to income from continuing operations in the first nine months of 2000 of $2.7 million or $0.28 per share on net sales of $205.6 million. Net income from discontinued operations in the first nine months of 2000 included operating losses of $0.5 million (net of tax) and a $0.9 million gain (net of tax) on the sale of the Monitor Group.

The current year results include the following pretax charges: restructuring costs of $0.5 million, asset impairments of $0.6 million, and other related costs of $0.4 million. These charges, totaling $1.5 million ($0.09 per share, net of tax) are related to the Company's previously announced plan to improve its financial performance. This compares to pretax charges of $1.2 million ($0.08 per share, net of tax) related to the plan through September 2000 which consist of restructuring costs of $1.0 million, asset impairments of $0.06 million and other charges of $0.2 million. The total pretax charges associated with the shutdown and relocation of Company operations recorded to date were $2.9 million of the $3.2 million planned estimate.

Rail products' net sales for the first nine months of 2001 were $109.8 million, an increase of 2.2% over last year's sales for the same period. This is primarily due to an increase in sales of concrete ties and new standard rail, as well as an increase in rail project work. Construction products' year to date net sales increased 3.6% over the same period last year as sales volumes of bridge decking and buildings increased. Tubular products' net sales increased 9.9%, primarily due to an improved pipe coating market, as demand for oil and gas pipelines has increased.

The gross margin percentage for the total Company was 11.9% in the first nine months of 2001 and 14.0% in the same period of 2000. The pretax charges discussed above reduced the 2001 gross margin percentage by 0.4 and had no effect on gross margin percentages in 2000. Rail products' gross margin percentage declined in the first nine months of 2001 to 8.9% from 12.2% in the year earlier quarter. Excluding the pretax charges discussed above, the gross margin percentage for rail products through September 2001 was 9.5%. Class I railroad spending cutbacks continue to have a negative impact on margins. In addition, pricing weakness in the used rail market combined with a Company effort to reduce inventory, particularly used rail, adversely impacted gross margins. The gross margin percentage for construction products declined 2.3 percentage points to 14.2% from a year ago primarily due to pricing weakness in the bearing pile market. Tubular products' gross margin percentage in the first nine months of 2001 increased 6.5 percentage points to 24.0% from the same period last year. This increase in margin is a result of greater efficiencies at the Birmingham, AL coated pipe facility.

Selling and administrative expenses declined 2.5% from last year. Other income in 2001 includes $0.7 million accrued dividend income on the DM&E Preferred Stock. Other income in 2000 included a gain of $0.8 million on the sale of property in Langfield, TX, accrued dividend income of $0.6 million on the DM&E Preferred Stock, and $0.6 million in DM&E interest income. The provision for income taxes was recorded at 41% and 40% in 2001 and 2000, respectively.


Liquidity and Capital Resources
-------------------------------

The Company generates internal cash flow from the sale of inventory and the collection of accounts receivable. During the first nine months of 2001, the average turnover rate for accounts receivable was higher than during the same period in 2000. The average inventory turnover rate for the first nine months of 2001 was slightly higher than during the same period in 2000. Working capital at September 30, 2001 was $67.0 million compared to $71.5 million at December 31, 2000.

Management's emphasis on improving working capital utilization has resulted in a $16.2 million reduction in inventory and a $7.0 million reduction in trade receivables since September 30, 2000. These improvements have allowed the Company to reduce debt by $10.0 million in 2001.

During the first quarter of 1999, the Company announced a program to purchase up to 1,000,000 shares of its common stock. During 2001, the Company purchased 25,000 shares at a cost of $75,000. Purchases under this program total 473,398 shares at a cost of $2.3 million.

The Company had capital expenditures of approximately $2.9 million in 2001. Capital expenditures in 2001 are expected to be at similar levels as during the previous year and are anticipated to be funded by cash flow from operations and available external financing sources.

Total revolving credit agreement borrowings at September 30, 2001 were $36.5 million, a decrease of $10.0 million from December 31, 2000. At September 30, 2001 the Company had $19.2 million in unused borrowing commitment. Outstanding letters of credit and bankers acceptance at September 30, 2001 were $3.7 million. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

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

At September 30, 2001, the Company's investment was comprised of, $0.2 million of DM&E common stock, $1.5 million of the Series B Preferred Stock and warrants, $6.0 million of the Series C Preferred Stock and warrants, and $0.8 million of DM&E Preferred Series C-1 Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of $2.2 million. On a fully diluted basis, the Company owns approximately 16% of the DM&E's common stock.

In June 1997, the DM&E announced its plan to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to be in excess of $1.5 billion.

The Project is subject to approval by the Surface Transportation Board (STB). In December 1998, the STB made a finding that the DM&E had satisfied the transportation aspects of applicable regulations. The STB announced on October 30, 2001 that they had completed the final Environmental Impact Statement (EIS) for the DM&E's proposed Powder River Basin expansion project, and that the final EIS should be published on November 19, 2001.

The DM&E has stated that it could repay project debt and cover its operating costs if it captures a 5% market share in the Powder River Basin. If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E could increase dramatically.


Other Matters
-------------

In October 2001, the Company implemented additional reductions in administrative and sales support related to the previously mentioned restructuring. Severance costs are expected to be approximately $0.25 million. Expectations are that these reductions will produce a cost savings of $1.2 million annually.

The Company has agreed to sell its Doraville, GA property for approximately $3.7 million. Although the sale is subject to various contingencies, it is expected to close late in the fourth quarter of 2001.

In September 2001, the Company entered into an agreement with Concrete Solutions, Inc. (CSI) to manufacture and market CSI's patented SoundSorb(R) acoustical material as part of the Company's line of engineered concrete products in North America. Production of the new product will be undertaken at the Company's locations across the country, including the new concrete products manufacturing facility in Hillsboro, TX.

The contemplated sale of the Company's 65-acre property in Houston, TX did not materialize as expected in the second quarter of 2001. Management continues to evaluate the use of this property.

During the first quarter of 2001, the Company decided to expand its concrete products operations, primarily the fabrication of precast buildings. To better serve the southwest and southern markets, the Company entered into agreements to lease land, a building and production equipment in Hillsboro, TX. Production at this facility commenced in October of 2001.

In August 1998, the Company purchased assets primarily comprised of intellectual properties related to the business of supplying rail signaling and communication devices for approximately $1.7 million. The Company shipped limited product in the second quarter of 2001. Management continues to evaluate the performance of this operation.

The rail segment of the business depends on one source, in which the Company currently maintains a 30% ownership position, for fulfilling certain trackwork contracts. At September 30, 2001, the Company had inventory progress payments of $6.7 million committed to this supplier. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings.

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

Outlook
-------

The Company is TXI Chaparral's exclusive North American distributor of steel sheet piling and H-bearing pile. Shipments of H-bearing pile began in the third quarter of 1999 from Chaparral's Petersburg, VA facility. Sheet piling production commenced at this facility in late March of 2001. Significant quantities of steel sheet piling were produced in the third quarter, but unfortunately, it was too late to have any impact on the quarter. The Company anticipates a full complement of sheet piling products available over the next six to eight quarters and expects this to have a positive effect on earnings.

Although backlog is not necessarily indicative of future operating results, total Company backlog at September 30, 2001, was approximately $137.5 million. The following table provides the backlog by business segment:

                                                Backlog
                          ------------------------------------------------------
                            September 30,     December 31,      September 30,
(In thousands)                   2001             2000               2000
--------------------------------------------------------------------------------
Rail Products                   $76,621         $86,351            $95,642
Construction Products            57,771          52,779             52,717
Tubular Products                  3,150           2,219              2,252
--------------------------------------------------------------------------------
                Total          $137,542        $141,349           $150,611
================================================================================

The reduction in rail segment backlog from a year ago reflects the effect of CXT long-term production contracts. Total shipments under these contracts were $15.6 million since October 1, 2000.



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

The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars, as well as, variable interest rate swaps. One interest rate collar agreement, which expires in March 2006, has a notional value of $15.0 million with a maximum annual interest rate of 5.60%, and a minimum annual interest rate of 5.00%, and is based on LIBOR. The counter-party to the collar agreement has the option, on

March 6, 2005, to convert the $15.0 million note to a one-year fixed-rate instrument with interest payable at an annual rate of 5.49%. A second interest rate collar agreement, which expires in April 2006, has a notional value of $10.0 million with a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%, and is based on LIBOR. The counter-party to the collar agreement has the option, on April 18, 2004, to convert the $10.0 million note to a two-year fixed-rate instrument with the interest payable at an annual rate of 5.48%. The interest rate swap agreement, which expires in December 2004, has a notional value of $3.3 million at September 30, 2001 and is designed to fix the total interest rate at 7.42%. The Company is obligated to pay additional interest on the swap if LIBOR exceeds 7.249%.

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does, however, hedge the cash flows of operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction. At September 30, 2001, the Company had outstanding foreign currency forward contracts to purchase $0.345 million Canadian for approximately $0.228 million US.

During the three months and nine months ended September 30, 2001, unrealized net losses on derivative instruments of approximately $726,000 and $763,000, respectively, net of related tax effects, were recorded in other comprehensive income.

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

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Additional delays in Chaparral's production of steel sheet piling would, for example, have an adverse effect on the Company's performance. The estimate for nonrecurring charges through 2001 are subject to change as the Company further develops its plans. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, taxes, inflation and governmental regulations. Sentences containing words such as "anticipates", "expects", or "will" generally should be considered forward-looking statements.

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


b)       Reports on Form 8-K

         The Registrant filed no reports on Form 8-K during the nine-month period ended September 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        L.B. FOSTER COMPANY
                                        -----------------------
                                           (Registrant)


Date:  November 13, 2001                By /s/Lee B. Foster
------------------------                --------------------------
                                         Lee B. Foster II
                                         Chairman of the Board
                                         and Chief Executive Officer
                                        (Duly Authorized Officer of Registrant)