Form 10-K
period 2001-12-31
FOSTER L B CO
filed 2002-03-28
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
      (Mark One)

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (No Fee Required)

          For the Fiscal Year Ended December 31, 2001
                                       OR

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

                             Yes X      No

The aggregate market value on March 13, 2002 of the voting stock held by nonaffiliates of the Company was $52,546,151. Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

     Class                                      Outstanding at March 13, 2002
Common Stock, Par Value $.01                          9,480,488  Shares

Documents Incorporated by Reference:
     Portions of the Proxy Statement prepared for the 2002 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12 and 13 of
     Part III.

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

For the construction industry, the Company sells steel sheet, H-bearing and pipe piling, and rents steel sheet piling, for foundation and earth retention requirements. In addition, Foster supplies bridge decking, expansion joints, mechanically stabilized earth wall systems, precast concrete products and other products for highway construction and repair.

For tubular markets, the Company supplies pipe coatings for natural gas pipelines and utilities. The Company also produces threaded products for industrial water well and irrigation markets.

The Company classifies its activities into three business segments: Rail products, Construction products, and Tubular products. Financial information concerning the segments is set forth in Note 20 to the financial statements included in the Company's Annual Report to Stockholders for 2001. The following table shows for the last three fiscal years the net sales generated by each of the current business segments as a percentage of total net sales.


                                                 Percentage of  Net Sales
--------------------------------------------------------------------------------
                                              2001         2000         1999
--------------------------------------------------------------------------------
Rail Products                                  51%          52%          59%
Construction Products                          41%          40%          31%
Tubular Products                                8%           8%          10%
--------------------------------------------------------------------------------
                                              100%         100%         100%
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

The Company's Trackwork division sells new and used rail, rail accessories, trackwork from the Niles, OH plant and iron clad ties from the Watson-Haas Lumber division in St. Marys, WV. The Niles, OH plant also produces trackwork for industrial and export markets.

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



MARKETING  AND  COMPETITION

L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States through a national sales force of 38 salespeople. The Company maintains 16 sales offices and 14 plants or warehouses nationwide. During 2001, less than 5% of the Company's total sales were for export.

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


RAW  MATERIALS  AND  SUPPLIES

Most of the Company's inventory is purchased in the form of finished or semi-finished product. With the exception of relay rail which is purchased from railroads or rail take-up contractors, the Company purchases most of its inventory from domestic and foreign steel producers. There are few domestic suppliers of new rail products and the Company could be adversely affected if a domestic supplier ceased making such material available to the Company. Additionally, the Company is TXI Chaparral Steel's exclusive North American distributor of steel sheet piling and H-bearing pile. See Note 19 to the consolidated financial statements for additional information on this matter.

The Company's purchases from foreign suppliers are subject to the usual risks associated with changes in international conditions and to United States laws which could impose import restrictions on selected classes of products and antidumping duties if products are sold in the United States below certain prices.

BACKLOG

The dollar amount of firm, unfilled customer orders at December 31, 2001 and 2000 by segment follows:

In thousands                   December 31, 2001      December 31, 2000
--------------------------------------------------------------------------------
Rail Products                      $ 64,641             $  86,351
Construction Products                59,808                52,779
Tubular Products                      1,307                 2,219
--------------------------------------------------------------------------------
                                   $125,756             $ 141,349
================================================================================

The reduction in Rail segment backlog reflects CXT long-term production contracts. Total billings under these contracts were $16.1 million in 2001.

Approximately 85% of the December 31, 2001 backlog is expected to ship in 2002.



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



EMPLOYEES  AND  EMPLOYEE  RELATIONS

The Company has 686 employees, of whom 420 are hourly production workers and 266 are salaried employees. Approximately 206 of the hourly paid employees are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

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

ITEM 2. PROPERTIES

The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company's business using the properties, are set forth in the following table:


                                                      Business       Lease
Location               Function             Acres     Segment        Expires
--------------------------------------------------------------------------------
Birmingham, Alabama    Pipe coating           32      Tubular          2007
                       facility.

Doraville, Georgia     Fabrication of         28      Tubular,         Owned
                       components for                 Rail and
                       highways.                      Construction
                       Yard storage.

Niles, Ohio            Rail fabrication.      35      Rail             Owned
                       Trackwork manufac-
                       turing.
                       Yard storage.

Houston, Texas         Casing, upset tub-     65      Tubular,         Owned
                       ing, threading,                Rail and
                       heat treating and              Construction
                       painting.  Yard
                       storage.

Bedford,               Bridge component       10      Construction     Owned
Pennsylvania           fabricating plant.

Pittsburgh,            Corporate Head-         -      Corporate        2007
Pennsylvania           quarters.

Georgetown,            Bridge component       11      Construction     Owned
Massachusetts          fabricating plant.

Spokane,               CXT concrete tie,      26      Rail             2003
Washington             crossings and pre-
                       cast plants.  Yard
                       storage.

Grand Island,          CXT concrete tie        9      Rail             2003
Nebraska               plant.

Hillsboro,             Precast concrete        9      Construction     2002
Texas  *               facility.


Petersburg,            Piling storage         48      Construction     Owned
Virginia               facility.


Including the properties listed above, the Company has 16 sales offices and 14 warehouse, plant and yard facilities located throughout the country. The Company's facilities are in good condition and the Company believes that its production facilities are adequate for its present and foreseeable requirements.

* The Company will maintain its presence at the Hillsboro facility via execution of a capital lease in 2002.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

Stock Market Information
------------------------
The Company had 788 common shareholders of record on January 31, 2002. Common stock prices are quoted daily through the National Association of Security Dealers, Inc. in its over-the-counter NASDAQ quotation service (Symbol FSTR). The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:


                          2001                                2000
--------------------------------------------------------------------------------
Quarter           High             Low               High             Low
--------------------------------------------------------------------------------
First             $3.65            $2.63             $5.50            $4.00
--------------------------------------------------------------------------------
Second             4.30             3.40              4.31             3.19
--------------------------------------------------------------------------------
Third              4.45             3.47              4.00             3.19
--------------------------------------------------------------------------------
Fourth             5.00             4.10              3.56             2.50
================================================================================

Dividends
---------

No cash dividends were paid on the Company's Common stock during 2001 and 2000.

================================================================================

ITEM 6.  SELECTED FINANCIAL DATA
(All amounts are in thousands except per share data)


                                                                     Year Ended December 31,
Income Statement Data                        2001 (1)        2000 (2)           1999        1998 (3)           1997
--------------------------------------------------------------------------------------------------------------------

Net sales                                   $ 282,242       $ 264,614      $ 241,923      $ 219,449       $ 220,343
--------------------------------------------------------------------------------------------------------------------
Operating profit                                3,964           6,920          9,327          8,478           7,912
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations                 637           3,119          4,618          5,065           3,765
Income (loss) from discontinued
  operations, net of tax                            -             371         (2,115)          (688)           (478)
--------------------------------------------------------------------------------------------------------------------
Net income                                        637           3,490          2,503          4,377           3,287
====================================================================================================================
Basic earnings (loss) per common share:
  Continuing operations                          0.07           0.33            0.48           0.51           0.37
  Discontinued operations                           -           0.04           (0.22)         (0.07)         (0.05)
--------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                  0.07           0.37            0.26           0.44           0.32
====================================================================================================================
Diluted earnings (loss) per common share:
  Continuing operations                          0.07           0.33            0.46           0.50           0.37
  Discontinued operations                           -           0.04           (0.21)         (0.07)         (0.05)
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                0.07           0.37            0.25           0.43           0.32
====================================================================================================================

                                                                          December 31,
Balance Sheet Data                               2001           2000            1999           1998            1997
--------------------------------------------------------------------------------------------------------------------
Total assets                                $ 160,042       $ 177,147      $ 164,731      $ 119,434       $ 126,969
--------------------------------------------------------------------------------------------------------------------
Working capital                                62,011          71,477         67,737         54,604          60,096
--------------------------------------------------------------------------------------------------------------------
Long-term debt                                 32,758          43,484         44,136         13,829          17,530
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity                           77,145          77,359         74,650         73,494          70,527
====================================================================================================================

(1) 2001 includes pretax charges of approximately $1,879,000 related to the Company's plan to consolidate sales and administrative functions and plant operations.

(2) 2000 includes pretax charges of approximately $1,349,000 related to the Company's plan to consolidate sales and administrative functions and plant operations, a pretax gain of approximately $800,000 on the sale of an undeveloped 62-acre property located in Houston, TX, and an after-tax gain on the sale of the Monitor Group, classified as a discontinued operation, of $900,000.

(3) In 1998, the Company recognized a pretax gain on the sale of the Fosterweld division of the Tubular segment of approximately $1,700,000, a write-down of approximately $900,000 on property subject to a sales negotiation, and a provision for losses of approximately $900,000 relating to certain sign structure contracts in the Construction segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

                                                 Three Months Ended                       Twelve Months Ended
                                                     December 31,                             December 31,
In thousands                                     2001          2000               2001            2000       1999
----------------------------------------------------------------------------------------------------------------------

Net Sales:
     Rail Products                           $ 35,390     $ 31,215           $ 145,177         $ 138,635    $ 141,952
     Construction Products                     29,527       23,184             115,600           106,280       75,010
     Tubular Products                           4,668        4,596              21,055            19,511       24,676
     Other                                        409           10                 410               188          285
----------------------------------------------------------------------------------------------------------------------
          Total Net Sales                    $ 69,994     $ 59,005           $ 282,242         $ 264,614    $ 241,923
======================================================================================================================
Gross Profit:
     Rail Products                           $  2,992     $  3,629           $  12,783         $  16,762    $  20,699
     Construction Products                      3,978        4,440              16,167            18,157       13,412
     Tubular Products                           1,028          788               4,968             3,411        3,952
     Other                                        319          267                (367)             (496)        (978)
----------------------------------------------------------------------------------------------------------------------
          Total Gross Profit                    8,317        9,124              33,551            37,834       37,085
----------------------------------------------------------------------------------------------------------------------
Expenses:
     Selling and Administrative Expenses        6,796        7,563              29,587            30,914       27,758
     Interest Expense                             768        1,097               3,564             4,227        3,230
     Other Income - Net                           (74)        (301)               (694)           (2,506)      (1,184)
----------------------------------------------------------------------------------------------------------------------
          Total Expenses                        7,490        8,359              32,457            32,635       29,804
----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations,
  Before Income Taxes                             827          765               1,094             5,199        7,281
Income Tax Expense                                346          306                 457             2,080        2,663
----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                 481          459                 637             3,119        4,618

Income (Loss) from Discontinued Operations,
    Net of Tax                                      -            -                   -               371       (2,115)
----------------------------------------------------------------------------------------------------------------------
Net Income                                    $   481     $    459           $     637          $  3,490    $   2,503
======================================================================================================================
Gross Profit %:
     Rail Products                               8.5%        11.6%                8.8%             12.1%        14.6%
     Construction Products                      13.5%        19.2%               14.0%             17.1%        17.9%
     Tubular Products                           22.0%        17.1%               23.6%             17.5%        16.0%
 Total Gross Profit %                           11.9%        15.5%               11.9%             14.3%        15.3%
======================================================================================================================

As of January 1, 2000, the Company elected to change the reporting segment of its Buildings division, acquired with the 1999 CXT acquisition, from rail to construction products. The 1999 results have been restated to conform to the current presentation.


FOURTH QUARTER OF 2001 VS. FOURTH QUARTER OF 2000
-------------------------------------------------

Income from continuing operations was $0.5 million or $0.05 per share for the fourth quarters of 2001 and 2000. Net sales in 2001 were $70.0 million, an increase of 18.6% from the comparable quarter last year.

Rail products' net sales of $35.4 million was an increase of 13.4% over the 2000 fourth quarter. This improvement reflects an increase in shipments of concrete ties and new rail. Construction products' net sales in the 2001 fourth quarter increased 27.4% from the 2000 fourth quarter, primarily due to increased sales of precast concrete buildings, and improved volume in the "H" bearing pile market. Tubular products' net sales were consistent with last year's fourth quarter. Changes in net sales are primarily the result of changes in volume rather than changes in pricing.

The gross margin percentage for the Company declined to 11.9% in the 2001 fourth quarter from 15.5% in the same period last year. The gross margin percentage for the Rail products segment declined to 8.5% from 11.6% which is primarily the result of a highly competitive rail supply market created by the continued spending cutbacks of Class I railroads, and the general economic downturn. Construction products' gross margin percentage declined to 13.5% from 19.2% due to costs related to the start-up of the Company's new Hillsboro, TX facility which produces precast concrete buildings, a decline in sales and margins for geotechnical products, and a decline in margins for certain fabricated products. The gross margin percentage for Tubular products increased 4.9 percentage points in the fourth quarter of 2001 from the same period last year primarily due to more efficient operations at the Birmingham, AL plant.

Results for the fourth quarter of 2001 include pretax nonrecurring charges of $0.37 million related to the Company's plan to improve its financial performance by consolidating sales and administrative functions and plant operations. Results for the fourth quarter of 2000 included pretax nonrecurring charges and asset impairments of $0.12 million related to the plan. A concerted effort to contain costs has resulted in reduced travel and entertainment expense, the primary reason for the 10.1% decline in 2001 fourth quarter selling and administrative expenses from the same period last year. The income tax provision for the fourth quarter of 2001 was recorded at 41.8% compared to 40.0% in the 2000 fourth quarter. See Note 14 to the consolidated financial statements for more information regarding income taxes.


THE YEAR 2001 COMPARED TO THE YEAR 2000
---------------------------------------

Income from continuing operations in 2001 was $0.6 million or $0.07 per share on net sales of $282.2 million. This compares to income from continuing operations in 2000 of $3.1 million or $0.33 per share on net sales of $264.6 million. Net income from discontinued operations in 2000 included operating losses of $0.5 million, net of tax, and a $0.9 million gain, net of tax, on the sale of the Monitor Group.

Rail products' 2001 net sales were $145.2 million, an increase of 4.7% over the prior year, due primarily to increases in shipments of new rail products and concrete rail ties. Construction products' net sales increased to $115.6 million, an 8.8% improvement over the prior year. This increase in sales can be attributed primarily to sales of certain fabricated bridge products and precast concrete buildings, and an improved market for "H" bearing pile. Tubular products' sales increased 7.9%, to $21.1 million, in 2001. The sales improvement is primarily due to increased volume at the Company's Birmingham, AL pipe-coating facility.

The gross profit margin for the Company was 11.9% in 2001 compared to 14.3% in 2000. Rail products' gross margin declined to $12.8 million, a 3.3 percentage point reduction from the previous year. The decline is primarily due to the previously-mentioned competitive environment in the rail supply industry. Costs associated with the closing of the Company's Pomeroy, OH trackwork facility also reduced Rail products' margins. Construction products' gross profit margin declined to $16.2 million, a 3.1 percentage point reduction from a year ago. Sales of low margin piling products, and costs associated with the closing of the Company's Ephrata, PA sign structure plant and the start-up of the Company's Hillsboro, TX precast concrete buildings facility all contributed to the reduction in Construction products' margins. Tubular products' margins improved
6.1 percentage points in 2001, due primarily to greater efficiencies at the Birmingham, AL pipe coating facility.

The current year results include the following pretax charges related to the Company's previously-mentioned plan to improve its financial performance: employee severances and facility exit costs of $0.9 millions, asset impairments of $0.6 million, and other related costs of $0.4 million. Results for 2000 also included pretax charges as follows: employee severances and facility exit costs of $1.0 million, asset impairments and other related costs of $0.3 million. This plan, along with reduced travel and entertainment expenditures, resulted in a 4.3% decline in selling and administrative expenses during 2001. Other income in 2001 consisted primarily of accrued dividend income on the DM&E Preferred Stock. The income tax provision for 2001 was recorded at 41.8% compared to 40.0% in 2000. See Note 14 to the consolidated financial statements for more information regarding income taxes.


THE YEAR 2000 COMPARED TO THE YEAR 1999
---------------------------------------

Income from continuing operations for 2000 was $3.1 million or $0.33 per share on net sales of $264.6 million. Income from continuing operations in 1999 was $4.6 million or $0.46 per diluted share on net sales of $241.9 million.

Net operating losses (net of tax) from the Monitor Group, classified as a discontinued operation on December 31, 1999, were $0.5 million and $0.9 million in 2000 and 1999, respectively. In September 2000, the Company sold the assets of the Monitor Group for $1.5 million cash which resulted in a $0.9 million gain, net of tax, reflected in discontinued operations.

Rail products' net sales declined 2.3% to $138.6 million despite the inclusion of CXT Incorporated (CXT) results in 2000. Rail sales, excluding CXT results, declined 14.5% from the prior year. The decline from 1999 reflected the downturn in the rail supply industry as a result of spending cutbacks by the major railroads which adversely impacted shipments and margins. Construction products' sales rose 41.7% as improved availability and strong demand increased shipments of "H" bearing pile and flat web sheet piling in the first three quarters of 2000. Tubular products' sales declined 20.9% in 2000 versus 1999 as a result of a downturn in the pipe coating market during the first nine months of 2000. Additionally, 1999 results included the sale of the remaining coated pipe inventory from the Newport facility.

The gross margin percentages for the Company in 2000 and 1999 were 14.3% and 15.3%, respectively. Rail products' gross margin percentage declined to 12.1% from 14.6% due to the downturn in the rail supply industry which resulted in excess capacity and pressure on margins throughout the industry. The gross margin percentage for Construction products declined 0.8 percentage points as improving results in the Buildings division offset lower margins on sign structure projects. Tubular products' gross margin percentage improved 1.5 percentage points due to more efficient operations at the Langfield, TX pipe threading facility.

Results for 2000 included nonrecurring pretax charges totaling $1.3 million related to the Company's plan to improve its financial performance by consolidating sales and administrative functions and plant operations. These charges were comprised of approximately $1.0 million for severance, of which $0.6 million had been paid prior to year-end, and $0.3 million of asset impairments and other administrative costs. The costs accrued for the implemented programs were based upon management estimates using the latest information available at the time the accrual was established.

Selling and administrative expenses increased 11.4% over 1999 due to the inclusion of expenses associated with CXT operations and the special charges previously mentioned. Interest expense increased from 1999 due to an increase in outstanding borrowings associated with the acquisition of CXT in June of 1999. Other income in 2000 included approximately $0.8 million from the sale of a Houston, TX property, $0.8 million accrued dividend income on DM&E Preferred Stock, $0.6 million DM&E interest income, and $0.3 million of interest collected on other receivables. The provision for income taxes was recorded at 40.0% in 2000 compared to 36.6% in 1999. The 1999 provision reflected the implementation of certain one-time tax planning strategies.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company generates operational cash flow from the sale of inventory and the collection of accounts receivable. During 2001, the average turnover rate for accounts receivable improved over 2000, especially for rail and construction products. The average turnover rate for inventory was higher in 2001 than in 2000 particularly for piling, and certain rail products. Working capital at December 31, 2001 was $62.0 million compared to $71.5 million in 2000.

Management's emphasis on improving working capital utilization has resulted in a $16.4 million reduction in inventory and a $3.7 million reduction in trade receivables since December 31, 2000. These improvements have allowed the Company to reduce debt by $12.3 million in 2001.

The Company's Board of Directors has authorized the purchase of up to 1,500,000 shares of its Common stock at prevailing market prices. The timing and extent of the purchases will depend on market conditions. As of December 31, 2001, the Company had repurchased 973,398 shares at a total cost of approximately $5.0 million.

The Company had capital expenditures of approximately $4.8 million in 2001. Capital expenditures in 2002, including the Greulich acquisition discussed in Other Matters, are expected to be approximately $5.5 million and are anticipated to be funded by cash flow from operations and available external financing sources.

A summary of the Company's required payments under financial instruments (excluding interest accretion on debt other than capital leases) and other commitments are presented in the following table:

                                                   Less than        1 - 3        4 - 5       After 5
In thousands                            Total        1 year         years        years        years
-----------------------------------------------------------------------------------------------------

Contractual Cash Obligations
Total debt including capital leases    $38,567      $ 5,809       $30,704      $     9       $ 2,045
Operating lease obligations             11,809        3,416         5,382        2,704           307

Other Financial Commitments
Standby letters of credit and open
  bankers acceptance                     3,357        3,357             -             -            -
=====================================================================================================

Total revolving credit agreement borrowings at December 31, 2001, were $35.0 million, a decrease of $11.5 million from the end of the prior year. At December 31, 2001, the Company had approximately $14.6 million in unused borrowing commitment. Outstanding letters of credit and open bankers acceptance at December 31, 2001 were approximately $3.4 million. The letters of credit expire annually and are subject to renewal. A bankers acceptance for $1.3 million is payable on the May 28, 2002 maturity date. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

The revolving credit agreement interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from prime to prime plus 0.25%, the CD rate plus 0.575% to 1.8%, and the LIBOR rate plus 0.575% to 1.8%. Borrowings under the agreement, which expire July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company- held Dakota, Minnesota & Eastern Railroad Corporation Preferred Stock.

The agreement includes financial convenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio, and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets. As of December 31, 2001, the Company was in compliance with all of the agreement's covenants.


DAKOTA, MINNESOTA AND EASTERN RAILROAD
--------------------------------------

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately-held, regional railroad which operates over 1,100 miles of track in five states.

At December 31, 2001, the Company's investment was comprised of, $0.2 million of DM&E common stock, $1.5 million of the Series B Preferred Stock and warrants, $6.0 million of the Series C Preferred Stock and warrants and $0.8 million of DM&E Preferred Series C-1 Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of $2.6 million. On a fully diluted basis, the Company owns approximately 16% of the DM&E's common stock.

In June 1997, the DM&E announced its plan to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of the Project is expected to be in excess of $1.5 billion. The Project received final approval by the Surface Transportation Board
(STB) in January 2002.

The DM&E has stated that it could repay project debt and cover its operating costs if it captures a 5% market share in the Powder River Basin. If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E could increase dramatically.


OTHER MATTERS
-------------

In January 2002, the Company acquired substantially all of the equipment, inventory backlog, and intellectual property of the Greulich Bridge Products Division of Harsco Corporation, for approximately $2.2 million. These assets will be utilized in the Company's fabricated bridge products operations in the Construction products segment.

During 2001, the Company recorded an impairment loss of approximately $0.3 million to write down unusable assets at its Pomeroy, OH facility. This facility was closed and the remaining assets were transferred for use to the Company's Niles, OH trackwork production facility.

In September 2001, the Company entered into an agreement with Concrete Solutions, Inc. (CSI) to manufacture and market CSI's patented SoundSorb acoustical material as part of the Company's line of engineered concrete products in North America. Production of the new product will be undertaken at the Company's locations across the country.

The contemplated sale of the Company's 65-acre Houston, TX property did not materialize as expected in the second quarter of 2001. Management continues to evaluate the use of this property.

During the first quarter of 2001, the Company decided to expand its concrete products operations, primarily the fabrication of precast buildings. To better serve the southwest and southern markets, the Company has entered into agreements to lease land, a building and production equipment in Hillsboro, TX. Production at this facility commenced in October 2001.

Also in the first quarter of 2001, the Company decided to phase out its sign structure production operations and terminate the lease for a facility in Ephrata, PA. The remaining backlog will be completed at the Company's Doraville, GA facility.

Operations at the Company's Newport, KY pipe coating facility were suspended in 1998 in response to unfavorable market conditions. In 1999, the Company recorded an impairment loss to reduce these assets to their anticipated market value. During 2000, the machinery and equipment from this operation was dismantled and transferred to the Company's Birmingham, AL location. Management is currently negotiating the sale of these assets and believes that the equipment will be sold in 2002.

In 1998, the Company purchased assets primarily comprised of intellectual properties related to the business of supplying rail signaling and communication devices for approximately $1.7 million. Management is evaluating the performance of this operation.

Management continues to evaluate the overall performance of its operations. A decision to terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


OUTLOOK
-------

The Company is TXI Chaparral's exclusive North American distributor of steel sheet piling. Steel sheet piling commenced in 2001 at TXI Chaparral's Petersburg, VA facility, but the quantity produced did not materially impact the 2001 results. The Company anticipates a full complement of sheet piling products to be available over the next 18 to 24 months, and expects this to have a positive effect on earnings. However, TXI Chaparral's failure to produce a full complement of sheet piling products could have an adverse impact on earnings.

Specialty trackwork sales of the Company's Rail segment depend primarily on one source, in which the Company currently maintains a 30% ownership position. At December 31, 2001 and 2000, the Company had advanced to this supplier inventory progress payments of $2.6 million and $6.1 million, respectively. During 2001, 2000, and 1999, the volume of business the supplier conducted with the Company was approximately $13.6 million, $12.8 million, and $10.1 million, respectively. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings.

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

Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 2001, was approximately $125.8 million. The following table provides the backlog by business segment:


                                       December 31,
In thousands                 2001          2000         1999
--------------------------------------------------------------------------------
Backlog:
   Rail Products            $ 64,641    $ 86,351     $107,457
   Construction Products      59,808      52,779       45,463
   Tubular Products            1,307       2,219        2,012
--------------------------------------------------------------------------------
Total Backlog               $125,756    $141,349     $154,932
================================================================================

The 1999 presentation has been restated to reflect the January 1, 2000 change in reporting segment of the Buildings division, acquired in the 1999 CXT Incorporated acquisition, from rail to construction products. This change resulted in a backlog shift of $3.6 million.

The reduction in Rail segment backlog reflects the effect of CXT billings against long-term production contracts. Total billings under these contracts were $16.1 million in 2001 and $16.7 million in 2000.


CRITICAL ACCOUNTING POLICIES
----------------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality.

REVENUE RECOGNITION - The Company's revenues are composed of product sales and products and services provided under long-term contracts. The Company recognizes revenues upon shipment of material from stock inventory or upon billing of material shipped directly to the customer from a Company vendor. Title passes to the customer upon shipment. Revenues from long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. For certain products, the percentage of completion is based upon actual labor and engineering costs to estimated total labor and engineering costs. For certain other products, the Company recognizes revenues based upon the units delivered compared to total units ordered by the customer.

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

Revenue from contract change orders and claims is recognized when the settlement is probable and the amount can be reasonably estimated. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance. Costs and estimated profits in excess of billings are classified as a current asset. Amounts billed in excess of costs and estimated profits are classified as a current liability.

ASSET IMPAIRMENT - The Company reviews long-lived assets, including goodwill and other intangible assets, comprised primarily of acquired intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recognized when the projected net undiscounted future cash flows from an asset's use (inclusive of any proceeds from disposition) are less than the asset's carrying value and the asset's carrying value exceeds its fair value.

At December 31, 2001, the Company carried goodwill and other intangible assets, net of accumulated amortization, of $6.5 million. For 2001 and earlier years, the Company was required to evaluate whether goodwill and intangibles presented on the balance sheet were impaired based upon the undiscounted future cash flows of the operating unit for which the assets related. When factors indicate impairment of these assets, the excess unamortized asset, relative to the asset's estimated fair value, is immediately charged to operations. The Company continues to develop and test, in the market, products associated with the acquired intellectual property. Management believes that, upon market acceptance of these products, the carrying value of the intellectual property will be recovered.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Effective for fiscal years beginning after December 15, 2001, SFAS 142 provides the authoritative guidance for evaluating and recognizing impairment of goodwill. In addition, in August 2001, the FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which is effective for fiscal years beginning after December 31, 2001. SFAS 144 provides the prospective guidance for determining and recording impairments of the Company's other long-lived assets, including finite-lived intangible assets and intellectual property. Please refer to New Accounting Pronouncements for further discussion of these new rules.

INVENTORIES - Inventories are generally valued at the lower of the last-in, first-out (LIFO) cost or market. Approximately 18% in 2001 and 13% in 2000, of the Company's inventory is valued at average cost or market, whichever is lower. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs. The reserve for slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, and the age of the inventory.

PROVISION FOR UNCOLLECTIBLE ACCOUNTS - The Company provides a reserve for uncollectible accounts through a combination of the aging of accounts and identified, specific-account reviews. The Company has developed reserve factors based upon prior collection of aged accounts and applies those factors to the current aging to determine the Company's reserve requirement. The Company's credit department may adjust these reserves, based upon a review of specific customer balances. The provision is adjusted monthly to reflect changes in the Company's receivable aging and current customer developments.

CONTINGENCIES - The Company is subject to various domestic environmental laws and regulations that govern the discharge of pollutants into the air, ground, and water, and may require the Company to investigate and remediate the effects of the release and disposal of pollutants at sites associated with past and present operations. The Company accrues environmental remediation costs when the liability becomes probable and costs the Company expects to incur become estimable. Environmental compliance costs, which principally include the disposal of waste by routine operations, are expensed as incurred. Capitalized environmental costs are depreciated, when appropriate, over their useful life. Reserves maintained for environmental matters were not significant at December 31, 2001 or 2000, nor did the Company incur significant environmental compliance or remediation costs for the three-year period ended December 31, 2001. These reserves are reviewed periodically and, as investigation and remediation progresses, any necessary adjustments to the reserves are recorded. Based upon currently available information, management does not believe that future environmental costs, in excess of those accrued, will have a significant impact on the Company's financial condition or liquidity. However, the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's operations for that period. In addition, there can be no assurance that additional future developments, administrative actions, or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operation.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board issued SFAS 141 and SFAS 142, effective for fiscal years beginning after December 15, 2001. These standards change the accounting for business combinations, goodwill, and intangible assets.

SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and clarifies the criteria for recognizing intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, with no maximum life. In addition, SFAS 142 changes the test for goodwill impairment. The new impairment test is a two-step process. The first step is a comparison of the fair value of the reporting unit to its carrying amount, including goodwill. If this step indicates impairment, then the loss is measured as the excess of the recorded value over its implied fair value.

The Company will apply these new rules for accounting for goodwill and intangibles beginning in the first quarter of 2002. Application of the non-amortization provisions is expected to result in an increase in net income of approximately $0.6 million per year. The Company has yet to perform the transitional impairment test, and although management expects to record a charge in 2002, the amount of that charge has not been quantified and any impact on the overall financial condition of the Company, has yet to be determined.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), effective for fiscal years beginning after June 15, 2002. SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The Company does not believe this standard will have an impact on its consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and provides a single accounting model for long-lived assets to be disposed of. The Company has not yet made a determination of the impact of this standard on its consolidated financial statements.


MARKET RISK AND RISK MANAGEMENT POLICIES
----------------------------------------

The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps.

The Company is not subject to significant exposures to change in foreign currency exchange rates. The Company does, however, hedge the cash flows of operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction. At
December 31, 2001, the Company did not have any foreign currency forward contracts outstanding.

The Company recognizes all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income, and reclassified into earnings as the underlying hedged items affect earnings. To the extent that a change in an interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement established accounting and reporting standards for derivative financial instruments and hedging activities and required the transition adjustment from adoption to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. See Note 1 to the consolidated financial statements.


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



/s/ Stan L. Hasselbusch
Stan L. Hasselbusch
President and Chief Executive Officer



/s/Linda K. Patterson
Linda K. Patterson
Controller

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000


ASSETS
In thousands                                                2001          2000
--------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                               $  4,222      $      -
Accounts receivable - net                                 53,064        57,606
Inventories - net                                         43,444        59,811
Current deferred tax assets                                1,491         2,055
Other current assets                                         814           373
Property held for resale                                   1,333         1,333
--------------------------------------------------------------------------------
Total Current Assets                                     104,368       121,178
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - NET                       33,951        33,023
--------------------------------------------------------------------------------
PROPERTY HELD FOR RESALE                                       -         1,089
--------------------------------------------------------------------------------
OTHER ASSETS:
Goodwill and other intangibles - net                       6,455         6,772
Investments                                               11,104         9,423
Deferred tax assets                                        1,184         1,242
Other assets                                               2,980         4,420
--------------------------------------------------------------------------------
Total Other Assets                                        21,723        21,857
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $160,042      $177,147
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
In thousands, except share data
--------------------------------------------------------------------------------
CURRENT LIABILITIES:
Current maturities of long-term debt                    $    809      $    926
Short-term borrowings                                      5,000         6,500
Accounts payable - trade                                  29,290        33,008
Accrued payroll and employee benefits                      2,546         3,503
Current deferred tax liabilities                           1,201         1,947
Other accrued liabilities                                  3,511         3,817
--------------------------------------------------------------------------------
Total Current Liabilities                                 42,357        49,701
--------------------------------------------------------------------------------
LONG-TERM DEBT                                            32,758        43,484
--------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES                                   4,968         5,413
--------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES                                2,814         1,190
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 18)
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock, issued 10,228,739 shares in 2001
  and 2000                                                   102           102
Paid-in capital                                           35,233        35,306
Retained earnings                                         46,632        45,995
Treasury stock - at cost, Common stock, 762,613
  shares in 2001 and 765,627 shares in 2000               (3,926)       (4,009)
Accumulated other comprehensive loss                        (896)          (35)
--------------------------------------------------------------------------------
Total Stockholders' Equity                                77,145        77,359
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $160,042      $177,147
================================================================================
See Notes to Consolidated Financial Statements.

L.B.FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME FOR
THE THREE YEARS ENDED DECEMBER 31, 2001


In thousands, except per share data                        2001             2000              1999
---------------------------------------------------------------------------------------------------
NET SALES                                              $282,242         $264,614          $241,923
---------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
  Cost of goods sold                                    248,691          226,780           204,838
  Selling and administrative expenses                    29,587           30,914            27,758
  Interest expense                                        3,564            4,227             3,230
  Other income - net                                       (694)          (2,506)           (1,184)
---------------------------------------------------------------------------------------------------
                                                        281,148          259,415           234,642
---------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS,
  BEFORE INCOME TAXES                                     1,094            5,199             7,281
INCOME TAX EXPENSE                                          457            2,080             2,663
---------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                           637            3,119             4,618
---------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF TAX                                      -              371            (2,115)
---------------------------------------------------------------------------------------------------
NET INCOME                                             $    637          $ 3,490           $ 2,503
===================================================================================================
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  CONTINUING OPERATIONS                                $   0.07           $ 0.33            $ 0.48
  DISCONTINUED OPERATIONS                                    -              0.04             (0.22)
---------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                        $   0.07           $ 0.37            $ 0.26
===================================================================================================
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  CONTINUING OPERATIONS                                $   0.07           $ 0.33            $ 0.46
  DISCONTINUED OPERATIONS                                     -             0.04             (0.21)
---------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                      $   0.07           $ 0.37            $ 0.25
===================================================================================================

See Notes to Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE YEARS ENDED DECEMBER 31, 2001


In thousands                                                           2001          2000           1999
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                   $   637      $  3,119        $ 4,618
Adjustment to reconcile net income to net cash provided
 (used) by operating activities:
   Deferred income taxes                                                 12          (442)          (133)
   Depreciation and amortization                                      5,641         5,386          4,493
   Loss (gain) on sale of property, plant and equipment                  41          (879)            76
Change in operating assets and liabilities:
   Accounts receivable                                                4,569        (4,494)         2,243
   Inventories                                                       16,367       (14,210)        (5,839)
   Other current assets                                                (441)          608           (208)
   Other noncurrent assets                                               44         1,258           (839)
   Accounts payable - trade                                          (3,718)        8,562            544
   Accrued payroll and employee benefits                               (637)         (156)        (1,576)
   Other current liabilities                                           (306)        1,001            862
   Other liabilities                                                   (110)         (166)           249
---------------------------------------------------------------------------------------------------------
     Net Cash Provided (Used) by Continuing Operations               22,099          (413)         4,490
     Net Cash Provided (Used) by Discontinued Operations                  -           954         (1,159)
---------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                       22,099           541          3,331
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and
  equipment                                                             219         2,428          4,410
Capital expenditures on property, plant and
  equipment                                                          (4,818)       (4,085)        (5,031)
Purchase of DM&E stock                                                 (800)            -         (6,000)
Acquisition of business                                                   -             -        (17,514)
---------------------------------------------------------------------------------------------------------
    Net Cash Used by Investing Activities                            (5,399)       (1,657)       (24,135)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds of revolving credit
  agreement borrowings                                              (11,500)        1,500         32,725
Exercise of stock options and stock awards                               85           185            330
Treasury share transactions                                             (75)         (901)        (1,702)
Repayments of long-term debt                                           (945)       (1,207)        (9,881)
---------------------------------------------------------------------------------------------------------
    Net Cash (Used) Provided by Financing Activities                (12,435)         (423)        21,472
Effect of exchange rate changes on cash                                 (43)          (19)            16
---------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                  4,222        (1,558)           684
Cash and Cash Equivalents at Beginning of Year                            -         1,558            874
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                           $  4,222      $      -       $  1,558
=========================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid                                                      $  3,986      $  4,266       $  2,376
=========================================================================================================
Income Taxes Paid                                                  $    713      $  1,932       $  2,869
=========================================================================================================


During 2001, 2000 and 1999, the Company financed certain capital expenditures totaling $102,000, $340,000 and $1,052,000, respectively, through the execution of capital leases.

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2001

                                                                                               Accumulated
                                                                                                     Other
                                             Common     Paid-in     Retained    Treasury     Comprehensive
In thousands, except share data               Stock     Capital     Earnings       Stock     Income (Loss)      Total
======================================================================================================================

Balance, January 1, 1999                   $    102     $35,431      $40,002  $   (2,046)           $    5    $73,494
======================================================================================================================
Net income                                                             2,503                                    2,503
Other comprehensive income net of tax:
  Foreign currency translation adjustment                                                               25         25
----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                            2,528
Exercise of options to purchase 39,000
  shares of Common stock                                    (54)                     384                          330
Treasury stock purchases of 288,809 shares                                        (1,702)                      (1,702)
======================================================================================================================
Balance, December 31, 1999                      102      35,377       42,505      (3,364)               30     74,650
======================================================================================================================
Net income                                                             3,490                                    3,490
Other comprehensive loss net of tax:
  Foreign currency translation adjustment                                                              (45)       (45)
  Minimum pension liability adjustment                                                                 (20)       (20)
----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                            3,425
Exercise of options to purchase 35,500
  shares of Common stock                                    (71)                     256                          185
Treasury stock purchases of 233,100 shares                                          (901)                        (901)
======================================================================================================================
Balance, December 31, 2000                      102      35,306       45,995      (4,009)              (35)    77,359
======================================================================================================================
Net income                                                               637                                      637
Other comprehensive loss net of tax:
  Foreign currency translation adjustment                                                              (24)       (24)
  Minimum pension liability adjustment                                                                (200)      (200)
  Cumulative transition adjustment of a change
    in accounting principle                                                                            (48)       (48)
  Unrealized derivative losses on cash flow
    hedges                                                                                            (589)      (589)
----------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                               (224)
Issuance of 28,014 Common shares                            (73)                     158                           85
Treasury stock purchases of 25,000 shares                                            (75)                         (75)
======================================================================================================================
Balance, December 31, 2001                 $    102     $35,233      $46,632    $ (3,926)        $    (896)   $77,145
======================================================================================================================

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

INVENTORIES - Inventories are generally valued at the lower of the last-in, first-out (LIFO) cost or market. Approximately 18% in 2001 and 13% in 2000, of the Company's inventory is valued at average cost or market, whichever is lower. The reserve for slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, and the age of the inventory.

PROPERTY, PLANT AND EQUIPMENT - Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in income. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of 30 to 40 years for buildings and 3 to 10 years for machinery and equipment. Leasehold improvements are amortized over 2 to 7 years which represent the lives of the respective leases or the lives of the improvements, whichever is shorter. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

GOODWILL AND OTHER INTANGIBLE ASSETS - The Company's intangible assets consist primarily of goodwill and acquired intellectual property. Goodwill recorded by the Company represents the excess of the purchase price over the estimated fair value of the net assets acquired. Through the year ended December 31, 2001, the Company amortized intangible assets on a straight-line basis over periods of 8 to 25 years and established useful lives on the acquisition date based upon the asset's estimated future benefit. An impairment charge is recognized when the projected net undiscounted cash flows from an asset's use (inclusive of any proceeds from disposition) are less than the asset's carrying value and the asset's carrying value exceeds its fair value. The excess, unamortized asset, relative to the asset's estimated fair value, is immediately expensed. Amortization expense was $797,000, $743,000 and $660,000 in 2001, 2000, and
1999, respectively. At December 31, 2001 and 2000, accumulated amortization totaled $2,283,000 and $1,486,000, respectively. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. Please refer to New Accounting Pronouncements for discussion of these new rules.

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

REVENUE RECOGNITION - The Company's revenues are composed of product sales and products and services provided under long-term contracts. The Company recognizes revenues upon shipment of material from stock inventory or upon billing of material shipped directly to the customer from a Company vendor. Title passes to the customer upon shipment. Revenues from long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. For certain products, the percentage of completion is based upon actual labor and engineering costs to estimated total labor and engineering costs. For certain other products, the Company recognizes revenues based upon the units delivered compared to total units ordered by the customer.

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

Revenue from contract change orders and claims is recognized when the settlement is probable and the amount can be reasonably estimated. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance. Costs and estimated profits in excess of billings are classified as a current asset. Amounts billed in excess of costs and estimated profits are classified as a current liability.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist of accounts receivable, accounts payable, short-term and long-term debt, and interest rate agreements.

The carrying amounts of the Company's financial instruments at December 31, 2001 approximate fair value.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES - The Company uses derivative financial instruments to manage interest exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps.

The Company is not subject to significant exposures to change in foreign currency exchange rates. The Company does, however, hedge the cash flows of operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction. At
December 31, 2001, the Company did not have any foreign currency forward contracts outstanding.

The Company recognizes all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income, and reclassified into earnings as the underlying hedged items affect earnings. To the extent that a change in an interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative financial instruments and hedging activities and required the transition adjustment from adoption to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative transition adjustment to decrease accumulated other comprehensive income by approximately $48,000, net of related tax effects, to recognize the fair value of its derivative instruments as of the date of adoption. During the year ended December 31, 2001, unrealized net losses on derivative instruments of approximately $589,000, net of related tax effects, were recorded in other comprehensive income.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. These standards change the accounting for business combinations, goodwill, and intangible assets.

SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and clarifies the criteria for recognizing intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, with no maximum life. In addition, SFAS 142 changes the test for goodwill impairment. The new impairment test is a two-step process. The first step is a comparison of the fair value of the reporting units to its carrying amount, including goodwill. If this step indicates impairment, then the loss is measured as the excess of the recorded value over its implied fair value.

The Company will apply these new rules for accounting for goodwill and intangibles beginning in the first quarter of 2002. Based upon current amortization, application of the nonamortization provisions is expected to result in an increase in net income of $553,000 per year. The Company has yet to perform the annual impairment test and has not yet determined the impact on the overall financial condition of the Company that may result. At December 31, 2001, the Company had goodwill and finite-lived intangible assets of $5,131,000 and $1,324,000, respectively.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), effective for fiscal years beginning after June 15, 2002. SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The Company does not believe this standard will have an impact on its consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and provides a single accounting model for long-lived assets to be disposed of. The Company has not yet made a determination of the impact of this standard on its consolidated financial statements.


NOTE 2.
ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2001 and 2000 are summarized as follows:


In thousands                          2001         2000
--------------------------------------------------------------------------------
Trade                              $53,542      $58,036
Allowance for doubtful accounts       (812)      (1,564)
Other                                  334        1,134
--------------------------------------------------------------------------------
                                   $53,064      $57,606
================================================================================

The decline in current year reserves is the result of the write-off of fully reserved accounts. Bad debt (income) expense was $(20,000), $108,000, and $180,000 in 2001, 2000, and 1999, respectively.

The Company's customers are principally in the Rail, Construction and Tubular segments of the economy. As of December 31, 2001 and 2000, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:

In thousands                          2001         2000
--------------------------------------------------------------------------------
Rail                               $28,158      $29,752
Construction                        22,732       23,722
Tubular                              1,840        2,998
--------------------------------------------------------------------------------
                                   $52,730      $56,472
================================================================================

Credit is extended on an evaluation of the customer's financial condition and generally collateral is not required. Accounts receivable reserves are based upon an aging of accounts plus identified, specific receivables.


NOTE 3.
INVENTORIES

Inventories at December 31, 2001 and 2000 are summarized as follows:

In thousands                             2001       2000
--------------------------------------------------------------------------------
Finished goods                        $34,070    $41,618
Work-in-process                         5,551     13,519
Raw materials                           5,756      6,964
--------------------------------------------------------------------------------
Total inventories at current costs     45,377     62,101
================================================================================
Less:
Current cost over LIFO stated values   (1,333)    (1,690)
Inventory valuation reserve              (600)      (600)
--------------------------------------------------------------------------------
                                      $43,444    $59,811
================================================================================

At December 31, 2001 and 2000, the LIFO carrying value of inventories for book purposes exceeded the LIFO value for tax purposes by approximately $5,034,000 and $4,407,000, respectively. During 2001, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs which were lower than the costs of current purchases. The effect of these reductions in 2001 was to decrease cost of goods sold by $307,000. During 2000 and 1999, liquidation of LIFO layers carried at costs that were higher than current purchases resulted in an increase to cost of goods sold of $18,000 and $531,000, respectively.

NOTE 4.
PROPERTY HELD FOR RESALE

Property held for resale at December 31, 2001 and 2000 consists of the following:

In thousands                          2001       2000
--------------------------------------------------------------------------------
Location:
    Birmingham, AL                 $ 1,333      $ 1,333
    Pomeroy, OH                          -          653
    St. Marys, WV                        -          436
--------------------------------------------------------------------------------
Property held for resale             1,333        2,422
--------------------------------------------------------------------------------
Less current portion                 1,333        1,333
--------------------------------------------------------------------------------
                                   $     -      $ 1,089
================================================================================

During 2001, the Company recorded an impairment loss of $307,000 to write down unusable assets at the Pomeroy, OH facility. The remaining assets were transferred for use at the Niles, OH trackwork production facility.

The St. Marys, WV location was reclassified to property, plant and equipment in 2001, as management continues to explore the divestiture of these assets.

Operations at the Newport, KY pipe coating facility were suspended in 1998 in response to unfavorable market conditions. In 1999, the Company recorded an impairment loss to reduce these assets to their anticipated market value. In 2000, the machinery and equipment from this operation was dismantled and transferred to the Company's Birmingham, AL location. Management is currently negotiating the sale of these assets and believes that the equipment will be sold in 2002.

In 2000, the Company sold an undeveloped 62-acre portion of the 127-acre Houston, TX property and recorded an approximate pretax gain of $800,000.


NOTE 5.
DISCONTINUED OPERATIONS

In the fourth quarter of 1999, the Company made the decision to discontinue the operations of the Monitor Group, a developer of portable mass spectrometers. In September 2000, the Company sold the assets of the Monitor Group for $1,500,000 cash. The disposition of the Monitor Group represented the disposal of a business segment under Accounting Principles Board "APB" Opinion No. 30. Accordingly, results of the operation were classified as discontinued.

Net sales and income (loss) from the discontinued operation were as follows:


In thousands                        2000         1999
--------------------------------------------------------------------------------
Net sales                        $     1      $    73
--------------------------------------------------------------------------------
Pretax operating loss            $  (882)     $(1,347)
Pretax provision for the
  disposal of assets                   -       (1,984)
Pretax gain on disposal            1,500
Income tax (expense) benefit        (247)       1,216
--------------------------------------------------------------------------------
Income (loss) from
  discontinued operations        $   371      $(2,115)
================================================================================

In 1999, the provision for the disposal of assets included a complete write-off of all assets of the Monitor Group. The write-off consisted of the following components:

In thousands
--------------------------------------------------------------------------------
Intangibles                                   $ 1,764
Inventory                                         209
Equipment                                          11
--------------------------------------------------------------------------------
Total assets                                  $ 1,984
================================================================================

NOTE 6.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2001 and 2000 consists of the following:

In thousands                               2001         2000
--------------------------------------------------------------------------------
Land                                   $  6,352     $  6,312
Improvements to land and leaseholds       6,469        6,019
Buildings                                 6,104        4,825
Machinery and equipment, including
  equipment under capitalized leases     44,823       41,008
Construction in progress                    717          335
--------------------------------------------------------------------------------
                                          64,465      58,499
--------------------------------------------------------------------------------
Less accumulated depreciation and
  amortization, including accumulated
  amortization of capitalized leases      30,514      25,476
--------------------------------------------------------------------------------
                                       $  33,951    $ 33,023
================================================================================



NOTE 7.
OTHER ASSETS AND INVESTMENTS

The Company holds  investments  in the stock of the Dakota,  Minnesota & Eastern
Railroad Corporation (DM&E), which is recorded at its historical cost of $8,493,000 and $7,693,000 at December 31, 2001 and 2000, respectively. This investment is comprised of $193,000 of DM&E Common stock, $1,500,000 of DM&E Series B Preferred Stock and common stock warrants, $6,000,000 in DM&E Series C Preferred Stock and common stock warrants, and $800,000 in DM&E Series C1 Preferred Stock and common stock warrants. The Company accrued dividend income on the Series B and C Preferred Stock of $881,000 and $813,000 in 2001 and 2000, respectively. The Company had a receivable for accrued dividend income on the Series B and C Preferred Stock of $2,611,000 and $1,730,000 in 2001 and 2000, respectively. Although the market value of the investments in DM&E stock are not readily determinable, management believes the fair value of this investment exceeds its carrying amount.

In August 2000, the Company contributed a note, having a principal and interest value of approximately $2,700,000, to a limited liability company created by the Company and its trackwork supplier in exchange for a 30% ownership position. The Company accounts for this investment in accordance with the provisions of APB 18, "The Equity Method of Accounting for Investments in Common Stock" (APB 18). In conjunction with the contribution the Company recorded goodwill of approximately $1,700,000, which was being amortized on a straight-line basis over fifteen years. Goodwill related to this equity method investment will no longer be amortized upon the Company's adoption of SFAS 142. Equity investments will continue to be tested for impairment according to the provisions of APB 18. The Company did not record any equity earnings from this investment during the years ended December 31, 2001 and 2000, since its proportionate share of the unaudited financial results for this investment were immaterial.



NOTE 8.
BORROWINGS

On December 31, 2001, the $64,025,000 revolving credit agreement was reduced to $63,500,000, in accordance with the original terms and conditions of the revolving credit agreement. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from prime, to prime plus 0.25%, the CD rate plus 0.575% to 1.8%, and the LIBOR rate plus 0.575% to 1.8%. Borrowings under the agreement, which expire July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company-held DM&E Railroad Corporation Preferred Stock.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets. As of December 31, 2001, the Company was in compliance with all the agreement's covenants.

At December 31, 2001, 2000 and 1999, the weighted average interest rate on short-term borrowings was 5.41%, 8.12% and 6.78%, respectively. At December 31, 2001 and 2000, the Company had borrowed $35,000,000 and $46,500,000, respectively under the agreement of which $30,000,000 and $40,000,000, respectively, was classified as long-term (see Note 9). Under the agreement, and inclusive of collateral limitations, the Company had approximately $14,584,000 in unused borrowing commitment at December 31, 2001.

NOTE 9.
LONG-TERM DEBT AND RELATED MATTERS

Long-term debt at December 31, 2001 and 2000 consists of the following:


In thousands                                2001         2000
--------------------------------------------------------------------------------
Revolving Credit Agreement with
  weighted average interest rate of
  5.41% at December 31, 2001 and
  8.12% at December 31, 2000,
  expiring July 1, 2003                  $30,000      $40,000
--------------------------------------------------------------------------------
Lease obligations payable in
  installments through 2006 with a
  weighted average interest rate of
  8.30% at December 31, 2001 and
  8.24% at December 31, 2000               1,522        2,365
--------------------------------------------------------------------------------
Massachusetts Industrial Revenue
  Bond with an average interest
  rate of 2.89% at December 31,
  2001 and 4.75% at December 31,
  2000, payable March 1, 2013              2,045        2,045
--------------------------------------------------------------------------------
                                          33,567       44,410
Less current maturities                      809          926
--------------------------------------------------------------------------------
                                         $32,758      $43,484
================================================================================

The $30,000,000 revolving credit borrowings included in long-term debt were obtained under the revolving loan agreement discussed in Note 8 and are subject to the same terms and conditions. This portion of the borrowings is classified as long-term because the Company does not anticipate reducing the borrowings below $30,000,000 during 2002.

The Massachusetts Industrial Revenue Bond is secured by a $2,085,000 standby letter of credit.

The Company uses derivative financial instruments to manage exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company has a LIBOR-based interest rate collar agreement, which expires in March 2006, with a notional value of $15,000,000, a maximum annual interest rate of 5.60%, and a minimum annual interest rate of 5.00%. The counterparty to the collar agreement has the option, on March 6, 2005, to convert the $15,000,000 note to a one-year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of the collar at December 31, 2001, which is designated as a cash flow hedge instrument, is a $526,000 liability and is classified within other long-term liabilities on the Consolidated Balance Sheets. The Company also has a LIBOR-based interest rate collar agreement, which became effective in April 2001 and expires in April 2006, with a notional value of $10,000,000, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counterparty to the collar agreement has the option, on April 18, 2004, to convert the $10,000,000 note to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. The fair value of the collar agreement, which is designated as a cash flow hedge instrument, is a $375,000 liability and is classified within other long-term liabilities on the Consolidated Balance Sheets. The Company also has an interest rate swap agreement, which expires in December 2004, has a notional value of $3,130,000 at December 31, 2001, and is designed to fix the total interest rate at 7.42%. The Company is obligated to pay additional interest on the swap if LIBOR exceeds 7.249%. The fair value of the swap at December 31, 2001 is a $178,000 liability and is classified within other long-term liabilities on the Consolidated Balance Sheets. At the current fair value based on prevailing interest rates as of December 31, 2001, the $637,000 of other comprehensive loss related to these derivatives, which is net of tax, will be reclassified into earnings as the underlying hedged items affect earnings, over the term of the agreements.

The amount of other comprehensive loss that is expected to be reclassified into earnings over the next twelve months, based on prevailing interest rates as of December 31, 2001, is $494,000, net of related tax effects. To the extent that a change in an interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately. For the year ended December 31, 2001, hedge ineffectiveness was not material.

The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 2001 are as follows: 2002 - $809,000; 2003 - $30,538,000; 2004 - $166,000; 2005 - $5,000; 2006 and after - $2,049,000.

NOTE 10.
STOCKHOLDERS' EQUITY

At December 31, 2001 and 2000, the Company had authorized shares of 20,000,000 in Common stock and 5,000,000 in Preferred stock. No Preferred stock has been issued. The Common stock has a par value of $.01 per share. No par value has been assigned to the Preferred stock.

The Company's Board of Directors has authorized the purchase of up to 1,500,000 shares of its Common stock at prevailing market prices. The timing and extent of the purchases will depend on market conditions. As of December 31, 2001, the Company had repurchased 973,398 shares at a total cost of approximately $5,016,800.

No cash dividends on Common stock were paid in 2001, 2000, or 1999.



NOTE 11.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2001 and 2000, are as follows:


In  thousands                                 2001          2000
--------------------------------------------------------------------------------
Cumulative transition adjustment of a
  change in accounting principle             $ (48)       $    -
Unrealized derivative losses on cash
  flow hedges                                 (589)            -
Foreign currency translation adjustment        (39)          (15)
Minimum pension liability adjustment          (220)          (20)
--------------------------------------------------------------------------------
                                             $(896)       $  (35)
================================================================================



NOTE 12.
STOCK OPTIONS

The Company has two stock option plans currently in effect under which future grants may be issued: The 1985 Long-Term Incentive Plan (1985 Plan) and the 1998 Long-Term Incentive Plan (1998 Plan).

The 1985 Plan, as amended and restated in March 1994, provides for the award of options to key employees and directors to purchase up to 1,500,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. The 1998 Plan as amended and restated in May 2001, provides for the award of options to key employees and directors to purchase up to 900,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. Both Plans provide for the granting of "nonqualified options" and "incentive stock options" with a duration of not more than ten years from the date of grant. The Plans also provide that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant. Stock to be offered under the Plans may be authorized from unissued Common stock or previously issued shares which have been reacquired by the Company and held as Treasury shares. At December 31, 2001, 2000 and 1999, Common stock options outstanding under the Plans had option prices ranging from $2.63 to $6.00, with a weighted average price of $4.05, $4.26 and $4.24 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding for the three years ended December 31, 2001 are: 2001 - 6.7 years; 2000 - 7.1 years; and 1999 - 6.3 years.

The Option Committee of the Board of Directors which administers the Plans may, at its discretion, grant stock appreciation rights at any time prior to six months before an option's expiration date. Upon exercise of such rights, the participant surrenders the exercisable portion of the option in exchange for payment (in cash and/or Common stock valued at its fair market value) of an amount not greater than the spread, if any, by which the average of the high and low sales prices quoted in the Over-the-Counter Exchange on the trading day immediately preceding the date of exercise of the stock appreciation right exceeds the option price. No stock appreciation rights were issued or outstanding during 2001, 2000 or 1999.

No options were exercised during 2001. Options exercised during 2000 and 1999 totaled 35,500 and 39,000 shares, respectively. The weighted average exercise price per share of the options in 2000 and 1999 was $3.32 and $3.35, respectively.

Certain information for the three years ended December 31, 2001 relative to employee stock options is summarized as follows:


                                               2001      2000       1999
--------------------------------------------------------------------------------
Number of shares under Incentive Plan:
  Outstanding at beginning of year        1,187,500   950,500    967,500
  Granted                                   356,000   462,500    135,000
  Canceled                                 (140,750) (190,000)  (113,000)
  Exercised                                       -   (35,500)   (39,000)
--------------------------------------------------------------------------------
Outstanding at end of year                1,402,750 1,187,500    950,500
================================================================================
Exercisable at end of year                  763,500   661,375    656,875
================================================================================
Number of shares available for
  future grant:
Beginning of year                           136,050   408,550      5,550
================================================================================
End of year                                 370,800   136,050    408,550
================================================================================

During 2001, the Company filed a registration statement to increase the shares available for future grant under the current stock option plans.

The weighted average fair value of options granted at December 31, 2001, 2000, and 1999 was $1.91, $2.26 and $2.68, respectively.

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

In thousands, except
  per share amounts             2001      2000       1999
--------------------------------------------------------------------------------
Income from
 continuing operations        $  377    $2,804     $4,478
================================================================================
Basic earnings per common
 share from continuing
 operations                   $ 0.04    $ 0.29     $ 0.46
================================================================================
Diluted earnings per common
 share from continuing
 operations                   $ 0.04    $ 0.29     $ 0.45
================================================================================

The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 5.24%, 6.02% and 6.14%; dividend yield of 0.0% for all three years; volatility factors of the expected market price of the Company's Common stock of .31, .29 and .30; and a weighted-average expected life of the option of ten years.

NOTE 13.
EARNINGS PER COMMON SHARE

The following table sets forth the
computation of basic and diluted earnings per common share:


In thousands, except                               Years ended December 31,
per share amounts                                  2001      2000      1999
--------------------------------------------------------------------------------
Numerator:
  Numerator for basic and diluted earnings
   per common share - net income available to
   common stockholders:
     Income from continuing operations           $   637   $ 3,119   $ 4,618
     Income (loss) from discontinued operations        -       371    (2,115)
--------------------------------------------------------------------------------
  Net income                                     $   637   $ 3,490   $ 2,503
================================================================================
Denominator:
  Weighted average shares                          9,429     9,490     9,664
--------------------------------------------------------------------------------
Denominator for basic earnings per common share    9,429     9,490     9,664
Effect of dilutive securities:
  Contingent issuable shares                          44        53        51
  Employee stock options                              34        15       231
--------------------------------------------------------------------------------
Dilutive potential common shares                      78        68       282
Denominator for diluted earnings per common
  share - adjusted weighted average shares and
  assumed conversions                              9,507     9,558     9,946
--------------------------------------------------------------------------------
Basic earnings (loss) per common share:
    Continuing operations                         $ 0.07    $ 0.33    $ 0.48
    Discontinued operations                            -      0.04     (0.22)
--------------------------------------------------------------------------------
Basic earnings per common share                   $ 0.07    $ 0.37    $ 0.26
================================================================================
Diluted earnings (loss) per common share:
     Continuing operations                        $ 0.07    $ 0.33    $ 0.46
     Discontinued operations                           -      0.04     (0.21)
--------------------------------------------------------------------------------
Diluted earnings per common share                 $ 0.07    $ 0.37    $ 0.25
================================================================================

Weighted average shares issuable upon the exercise of stock options which were antidilutive and were not included in the calculation were 684,000, 791,000 and 42,000 in 2001, 2000 and 1999, respectively.

NOTE 14.
INCOME TAXES

At  December  31,  2001  and  2000,  the  tax  benefit  of  net  operating  loss carryforwards available for foreign and state income tax purposes was approximately $2,166,000 and $1,808,000, respectively. For financial reporting purposes, a valuation allowance of $1,563,000 has been recognized to offset the deferred tax assets related to the state and foreign income tax carryforwards. The valuation allowance for deferred tax assets was increased by $357,000 during 2001 and $746,000 during 2000 due to uncertainty regarding the Company's ability to utilize state and foreign income tax carryforwards. The Company's net operating loss carryforwards begin to expire in 2005. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:


In thousands                                         2001         2000
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                                    $ 4,968      $ 5,413
  Inventories                                       1,201          950
--------------------------------------------------------------------------------
  Total deferred tax liabilities                    6,169        6,363
================================================================================
Deferred tax assets:
  Accounts receivables                                295          569
  Net operating loss carryforwards                  2,166        1,808
  Tax credit carryforwards                              -           71
  Minimum pension liability                           139            -
  Derivative instruments                              442            -
  Other - net                                       1,196        1,058
--------------------------------------------------------------------------------
  Total deferred tax assets                         4,238        3,506
  Valuation allowance for deferred tax assets       1,563        1,206
--------------------------------------------------------------------------------
  Deferred tax assets                               2,675        2,300
--------------------------------------------------------------------------------
Net deferred tax liability                       $ (3,494)   $  (4,063)
================================================================================


Significant components of the provision for income taxes are as follows:


In thousands                   2001       2000     1999
--------------------------------------------------------------------------------
Current:
  Federal                    $  331     $2,423   $2,746
  State                         114         99       50
--------------------------------------------------------------------------------
Total current                   445      2,522    2,796
--------------------------------------------------------------------------------
Deferred:
  Federal                        (2)      (398)       8
  Foreign                         -          -       32
  State                          14        (44)    (173)
--------------------------------------------------------------------------------
Total deferred                   12       (442)    (133)
================================================================================
Total income tax expense     $  457     $2,080   $2,663
================================================================================

The reconciliation of income tax computed at statutory rates to income tax expense (benefit) is as follows:


                               2001        2000      1999
--------------------------------------------------------------------------------
Statutory rate                 34.0%       34.0%     34.0%
State income tax               11.8         0.8      (2.1)
Foreign income tax                -         5.1       8.4
Nondeductible expenses          1.8         0.1       3.9
Prior period tax                  -           -      (7.0)
Other                          (5.8)          -      (0.6)
--------------------------------------------------------------------------------
                               41.8%       40.0%     36.6%
================================================================================

At the current income level for domestic and foreign operations, beginning in 2002, the Company's effective tax rate is expected to increase significantly.

Income from continuing operations before income taxes included income from domestic operations of $2,230,000 in 2001, $6,239,000 in 2000, and $8,032,000 in
1999.

NOTE 15.
RENTAL AND LEASE INFORMATION

The Company has capital and operating leases for certain plant facilities, office facilities, and equipment. Rental expense for the years ended December 31, 2001, 2000, and 1999 amounted to $4,291,000, $4,256,000 and $2,449,000, respectively. Generally, the land and building leases include escalation clauses.

On December 30, 1999, the Company entered into a $4,200,000 sale-leaseback transaction whereby the Company sold and leased back the assets of the Grand Island, NE facility. The resulting lease is being accounted for as an operating lease. There was no gain or loss recorded on the sale. The lease base term is five years with balloon payment options of $1,050,000 which approximate fair value at the end of the base term. The interest rate for this transaction is 7.42% with escalation provisions if LIBOR exceeds 7.249%.

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2001:


                                        Capital     Operating
In thousands                             Leases       Leases
--------------------------------------------------------------------------------
Year ending December 31,
  2002                                    $ 899    $ 3,416
  2003                                      574      2,909
  2004                                      170      2,473
  2005                                        5      1,475
  2006 and thereafter                         4      1,536
--------------------------------------------------------------------------------
Total minimum lease payments              1,652    $11,809
Less amount representing interest           130
--------------------------------------------------------------------------------
Total present value of minimum
    payment                               1,522
Less current portion of such
    obligations                             809
--------------------------------------------------------------------------------
Long-term obligations with
    interest rates ranging from
    3.66% to 11.42%                       $ 713
================================================================================

Assets recorded under capital leases are as follows:

In thousands                            2001       2000
--------------------------------------------------------------------------------
Machinery and equipment
    at cost                           $2,827     $2,689
Construction in progress                   -         32
--------------------------------------------------------------------------------
                                       2,827      2,721
Less accumulated amortization          1,367        943
--------------------------------------------------------------------------------
    Net property, plant and
     equipment                         1,460      1,778
--------------------------------------------------------------------------------
Machinery and equipment held
   for resale, at cost                 2,033      2,037
Less accumulated amortization/
    valuation                            827        828
--------------------------------------------------------------------------------
    Net property held for resale       1,206      1,209
--------------------------------------------------------------------------------
    Net prepaid expenses                  67         98
--------------------------------------------------------------------------------
Net capital lease assets              $2,733     $3,085
================================================================================


NOTE 16.
ACQUISITIONS

On June 30, 1999, the Company acquired all of the outstanding stock of CXT Incorporated, a Spokane, WA based manufacturer of engineered prestressed and precast concrete products primarily used in the railroad and transit industries. The acquisition has been recorded using the purchase method of accounting and has been included in operations since the date of acquisition. The purchase price of $17,514,000 has been allocated based on the fair values of the assets acquired and liabilities assumed, as of the acquisition date. This allocation has resulted in acquired goodwill of approximately $4,221,000, which was being amortized on a straight-line basis over twenty years. See Note 1, Summary of Significant Accounting Policies - New Accounting Pronouncements, for the accounting for goodwill beginning January 1, 2002.

Had the CXT acquisition been made as of January 1, 1999, the Company's pro forma unaudited results would have been:

In thousands, except                                 Twelve Months Ended
per share amounts                                     December 31, 1999
--------------------------------------------------------------------------------
Net sales                                                  $261,588
Income from continuing operations                          $  4,762
Basic earnings per share from continuing operations        $   0.49
================================================================================

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect on January 1, 1999, or of future results of operations.


NOTE 17.
RETIREMENT PLANS

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

The hourly plan assets consist of various mutual fund investments. The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plan, with the accrued pension cost in other current liabilities in the Company's Consolidated Balance Sheets:

In thousands                            2001       2000
--------------------------------------------------------------------------------
Changes in benefit obligation:
Benefit obligation at beginning
  of year                            $ 2,747    $ 2,452
Service cost                              75         61
Interest cost                            175        179
Actuarial (gains) losses                (224)       186
Benefits paid                           (105)      (131)
--------------------------------------------------------------------------------
Benefit obligation at end
  of year                            $ 2,668    $ 2,747
================================================================================
Change to plan assets:
Fair value of assets at
  beginning of year                  $ 2,383    $ 2,718
Actual return on plan assets            (328)      (204)
Employer contribution                     63          -
Benefits paid                           (105)      (131)
--------------------------------------------------------------------------------
Fair value of assets at
  end of year                        $ 2,013    $ 2,383
================================================================================
Funded status                        $  (655)   $  (364)
Unrecognized actuarial loss              473        143
Unrecognized net transition
  asset                                  (55)       (73)
Unrecognized prior service
  cost                                    62         64
Minimum pension liability               (480)      (104)
--------------------------------------------------------------------------------
Net amount recognized                $  (655)   $  (334)
================================================================================
Amounts recognized in the
  statement of financial
  position consist of:
Accrued pension cost                 $  (235)   $  (256)
Intangible asset                         (62)       (65)
Accumulated other compre-
  hensive loss                          (358)       (13)
--------------------------------------------------------------------------------
Net amount recognized                $  (655)   $  (334)
================================================================================

The Company's funding policy for defined benefit plans is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. Net periodic pension costs for the three years ended December 31, 2001 are as follows:


In thousands                       2001     2000    1999
--------------------------------------------------------------------------------
Components of net
periodic  benefit cost:
Service cost                      $  75    $  61   $  77
Interest cost                       175      179     155
Expected return on
  plan assets                      (201)    (217)   (468)
Amortization of prior
  service cost                       (9)     (16)     (2)
Recognized actuarial (loss) gain     (2)       1     287
--------------------------------------------------------------------------------
Net periodic
  benefit cost                    $  38    $   8   $  49
================================================================================

An assumed discount rate of 7% and an expected rate of return on plan assets of 8% were used to measure the projected benefit obligation and develop net periodic pension costs for the three years ended December 31, 2001.

Amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

In thousands                       2001     2000    1999
--------------------------------------------------------------------------------
Projected benefit obligation    $ 2,668   $2,747  $  657
Accumulated benefit obligation    2,668    2,718     657
Fair value of plan assets         2,013    2,383     629
================================================================================

The Company's defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute from 2% to 15% of their annual compensation and receive a matching employer contribution up to 3% of their annual compensation.

Further, the plan requires an additional matching employer contribution, based on the ratio of the Company's pretax income to equity, up to 3% of the employee's annual compensation. Additionally, the Company contributes 1% of all salaried employees' annual compensation to the plan without regard for employee contribution. The defined contribution plan expense was $558,000 in 2001, $877,000 in 2000, and $863,000 in 1999.

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

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition or liquidity of the Company, although the resolution in any reporting period of one or more of these matters could have a material effect on the Company's results of operations for that period.

At December 31, 2001, the Company had outstanding letters of credit and open bankers acceptance of approximately $3,357,000.


NOTE 19.
RISKS AND UNCERTAINTIES

The Company's future operating results may be affected by a number of factors. Deteriorating market conditions could have a material adverse impact on any of the Company's operating segments. The Company is dependent upon a number of major suppliers. If a supplier had operational problems or ceased making material available to the Company, operations could be adversely affected.

The Company is TXI Chaparral's exclusive North American distributor of steel sheet piling. Steel sheet piling production commenced in 2001 at TXI Chaparral's Petersburg, VA facility, but the quantity produced did not materially impact the 2001 results. The Company anticipates a full complement of sheet piling products to be available over the next 18 to 24 months, and expects this to have a positive effect on earnings. However, TXI Chaparral's failure to produce a full complement of sheet piling products could have an adverse impact on earnings.

Special trackwork sales of the Company's Rail segment depends primarily on one source, in which the Company currently maintains a 30% ownership position. At December 31, 2001 and 2000, the Company had inventory progress payments of $2,572,000 and $6,070,000, respectively, advanced to this supplier. During 2001, 2000, and 1999, the volume of business the supplier conducted with the Company was approximately $13.6 million, $12.8 million, and $10.1 million, respectively. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings.

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

The Company's Construction segment sells and rents steel sheet piling and H-bearing pile for foundation and earth retention requirements. In addition, the Company's Fabricated Products division sells bridge decking, heavy steel fabrications, expansion joints and other products for highway construction and repair. The Company's Geotechnical division designs and supplies mechanically-stabilized earth wall systems. The Company's Buildings division produces precast concrete buildings.

The  Company's   Tubular  segment  supplies  pipe  coatings  for  pipelines  and utilities. Additionally, the Company also produces pipe-related products for special markets, including water wells and irrigation.

The Company markets its products directly in all major industrial areas of the United States primarily through a national sales force.

The following table illustrates revenues, profits, assets, depreciation/amortization and capital expenditures of the Company by segment. Segment profit is the earnings before income taxes and includes internal cost of capital charges for assets used in the segment at a rate of, generally 1% per month. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a First-In, First-Out (FIFO) basis at the segment level compared to a Last-In, First-Out (LIFO) basis at the consolidated level.


In thousands                                                                       2001
-----------------------------------------------------------------------------------------------------------------
                                                                                                    Expenditures
                                     Net           Segment          Segment     Depreciation/     for Long-Lived
                                   Sales     Profit/(Loss)           Assets      Amortization             Assets
-----------------------------------------------------------------------------------------------------------------

Rail Products                   $145,177         $  (4,375)        $ 72,231          $  3,221           $  1,769
Construction Products            115,600             1,807           49,018             1,617              2,526
Tubular Products                  21,055             2,850            8,236               603                263
-----------------------------------------------------------------------------------------------------------------
      Total                     $281,832         $     282         $129,485          $  5,441           $  4,558
=================================================================================================================

In thousands                                                                       2000
-----------------------------------------------------------------------------------------------------------------
                                                                                                    Expenditures
                                     Net           Segment          Segment     Depreciation/     for Long-Lived
                                   Sales     Profit/(Loss)           Assets      Amortization             Assets
-----------------------------------------------------------------------------------------------------------------

Rail Products                   $138,635         $  (1,060)        $ 85,706          $  2,614           $  1,600
Construction Products            106,280             4,429           53,944             1,391              2,261
Tubular Products                  19,511             1,531            9,058               630                211
-----------------------------------------------------------------------------------------------------------------
      Total                     $264,426         $   4,900         $148,708          $  4,635           $  4,072
=================================================================================================================

In thousands                                                           1999
-----------------------------------------------------------------------------------------------------------------
                                                                                                    Expenditures
                                     Net           Segment          Segment     Depreciation/     for Long-Lived
                                   Sales            Profit           Assets      Amortization             Assets
-----------------------------------------------------------------------------------------------------------------

Rail Products                   $141,952         $   4,120         $ 87,419          $    700          $  20,097
Construction Products             75,010             2,256           35,456             1,050              3,493
Tubular Products                  24,676             1,889            8,270               772                323
-----------------------------------------------------------------------------------------------------------------
      Total                     $241,638         $   8,265         $131,145          $  2,522          $  23,913
=================================================================================================================

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

Reconciliations of reportable segment net sales, profit, assets, depreciation and amortization, and expenditures for long-lived assets to the Company's consolidated totals are illustrated as follows:


In thousands                                            2001              2000               1999
---------------------------------------------------------------------------------------------------
Net Sales
---------------------------------------------------------------------------------------------------
Total for reportable segments                       $ 281,832         $ 264,426          $ 241,638
Other net sales                                           410               188                285
---------------------------------------------------------------------------------------------------
                                                    $ 282,242         $ 264,614          $ 241,923
===================================================================================================

Net Profit
---------------------------------------------------------------------------------------------------
Total for reportable segments                       $     282         $   4,900          $   8,265
Adjustment of inventory to LIFO                           357               162                332
Unallocated other income                                  694             2,506              1,184
Other unallocated amounts                                (239)           (2,369)            (2,500)
---------------------------------------------------------------------------------------------------
Income from continuing operations,
  before income taxes                               $   1,094         $   5,199          $   7,281
===================================================================================================

Assets
---------------------------------------------------------------------------------------------------
Total for reportable segments                       $ 129,485         $ 148,708          $ 131,145
Unallocated corporate assets                           25,556            23,913             27,527
LIFO and market value inventory reserves               (1,933)           (2,290)            (2,452)
Unallocated property, plant and equipment               6,934             6,816              8,511
---------------------------------------------------------------------------------------------------
Total assets                                        $ 160,042         $ 177,147          $ 164,731
===================================================================================================

Depreciation/Amortization
---------------------------------------------------------------------------------------------------
Total reportable for segments                       $   5,441         $   4,635          $   2,522
Other                                                     200               751              1,971
---------------------------------------------------------------------------------------------------
                                                    $   5,641         $   5,386          $   4,493
===================================================================================================

Expenditures for Long-Lived Assets
---------------------------------------------------------------------------------------------------
Total for reportable segments                       $   4,558         $   4,072          $  23,913
Expenditures included in acquisition of business            -                 -            (17,961)
Expenditures financed under capital leases               (102)             (340)            (1,386)
Expenditures included in property held for sale             -               (99)               (30)
Other unallocated expenditures                            362               353                465
---------------------------------------------------------------------------------------------------
                                                    $   4,818         $   3,986          $   5,001
===================================================================================================

Approximately 96% of the Company's total net sales were to customers in the United States, and a majority of the remaining sales were to other North American countries.

All of the Company's long-lived assets are located in North America and almost 100% of those assets are located in the United States.

NOTE 21.
RESTRUCTURING, IMPAIRMENT, AND OTHER SPECIAL CHARGES

Results for 2001 include pretax charges of $1,879,000 related to the Company's plan to improve its financial performance by consolidating sales and administrative functions, and plant operations. These charges consist of the following: employee severances and facility exit costs of $845,000; asset impairments of $606,000; and other related costs of $428,000.

Results for 2000 also included pretax charges related to the above-mentioned plan of $1,349,000. The charges consisted of the following: employee severances and facility exit costs of $1,011,000; asset impairments of $173,000; and other related costs of $165,000.

Costs associated with the consolidation of sales and administrative functions were charged to selling and administrative expense, while costs associated with the consolidation of plant operations, including substantially all impairment charges, were included in cost of sales, on the Company's Consolidated Statements of Income.

The Company has essentially completed all phases of this two-year, $3,228,000 plan. Substantially all components of the restructuring charges were paid in the period incurred.

NOTE 22.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2001 and 2000 is presented below:


In thousands, except per share amounts                                          2001
----------------------------------------------------------------------------------------------------------------------
                                              First           Second          Third           Fourth
                                              Quarter(1)      Quarter(1)      Quarter(1)      Quarter(1)      Total
----------------------------------------------------------------------------------------------------------------------

Net sales                                     $ 56,090        $ 80,274        $ 75,884        $ 69,994       $282,242
----------------------------------------------------------------------------------------------------------------------
Gross profit                                  $  5,340        $ 10,135        $  9,759        $  8,317       $ 33,551
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                             $ (1,865)       $    991        $  1,030        $    481       $    637
----------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share        $  (0.20)       $   0.11        $   0.11        $   0.05       $   0.07
----------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share      $  (0.20)       $   0.10        $   0.11        $   0.05       $   0.07
======================================================================================================================

(1) The quarterly results include charges related to the Company's previously announced plan of consolidating sale and administrative functions and plant operations. For the first, second, third and fourth quarters, these pretax charges were $1,356,000, $140,000, $10,000 and $373,000, respectively.

In thousands, except per share amounts                                       2000
----------------------------------------------------------------------------------------------------------------------
                                              First           Second          Third             Fourth
                                              Quarter(1)(2)   Quarter(1)      Quarter(1)(2)(3)  Quarter(1)    Total
----------------------------------------------------------------------------------------------------------------------
Net sales                                      $ 59,489       $ 71,692        $ 74,428          $ 59,005     $264,614
----------------------------------------------------------------------------------------------------------------------
Gross profit                                   $  8,311       $ 10,240        $ 10,159          $  9,124     $ 37,834
----------------------------------------------------------------------------------------------------------------------
Income from continuing operations              $    328       $    950        $  1,382          $    459     $  3,119
----------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations     $   (176)      $   (189)       $    736          $      -     $    371
----------------------------------------------------------------------------------------------------------------------
Net income                                     $    152       $    761        $  2,118          $    459     $  3,490
======================================================================================================================

Basic earnings (loss) per common share:
  From continuing operations                   $   0.04       $   0.10        $   0.15          $   0.05     $   0.33
  From discontinued operations                 $  (0.02)      $  (0.02)       $   0.08          $      -     $   0.04
----------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                $   0.02       $   0.08        $   0.23          $   0.05     $   0.37
======================================================================================================================
Diluted earnings (loss) per common share:
  From continuing operations                   $   0.04       $   0.10        $   0.15          $   0.05     $   0.33
  From discontinued operations                 $  (0.02)      $  (0.02)       $   0.08          $      -     $   0.04
----------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share              $   0.02       $   0.08        $   0.23          $   0.05     $   0.37
======================================================================================================================

(1) The quarterly results include charges related to the Company's previously announced plan of consolidating sale and administrative functions and plant operations. For the first, second, third and fourth quarters, these pretax charges were $503,000, $608,000, $115,000 and $123,000, respectively. (2) The first quarter results include an estimated pretax gain of $100,000 on the sale of an undeveloped 62-acre portion of property located in Houston, TX for approximately $2,000,000. The sale was finalized in the third quarter and an additional pretax gain of $700,000 was recognized at that time. (3) The third quarter includes an after-tax gain on the sale of the Monitor Group of $900,000 which was classified as a discontinued operation.

REPORT OF INDEPENDENT AUDITORS AND RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of L. B. Foster Company:

We have audited the accompanying consolidated balance sheets of L. B. Foster Company and subsidiaries at December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities", effective January 1, 2001.


                                                        /s/Ernst & Young LLP
                                                        Ernst & Young LLP

Pittsburgh, Pennsylvania
January 25, 2002


L. B. FOSTER COMPANY AND SUBSIDIARIES

To the Stockholders of L. B. Foster Company:

The management of L. B. Foster Company is responsible for the integrity of all information in the accompanying consolidated financial statements and other sections of the annual report. Management believes the financial statements have been prepared in conformity with accounting principles generally accepted in the United States that reflect, in all material respects, the substance of events and transactions, and that the other information in the annual report is consistent with those statements. In preparing the financial statements, management makes informed judgments and estimates of the expected effects of events and transactions being accounted for currently.

The Company maintains a system of internal accounting control designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. Underlying the concept of reasonable assurance is the evaluation of the costs and benefits derived from control. This evaluation requires estimates and judgments by the Company. The Company believes that its internal accounting controls provide an appropriate balance between costs and benefits.

The Board of Directors pursues its oversight role with respect to the financial statements through the Finance and Audit Committee which is composed of outside directors. The Finance and Audit Committee meets periodically with management, the internal audit department and our independent auditors to discuss the adequacy of the internal accounting control, the quality of financial reporting and the nature, extent and results of the audit effort. Both the internal audit department and the independent auditors have free access to the Finance and Audit Committee.


/s/Lee B. Foster II
Lee B. Foster II
Chairman of the Board


/s/Stan L. Hasselbusch
Stan L. Hasselbusch
President and
Chief  Executive Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors is set forth under "Election of Directors" in the Company's Proxy Statement for the 2002 annual meeting of stockholders ("2002 Proxy Statement"). Such information is incorporated herein by reference. Information concerning the executive officers who are not directors of the Company is set forth below. With respect to the period prior to August 18, 1977, references to the Company are to the Company's predecessor, Foster Industries, Inc.



Name                    Age                  Position
----                    ---                  --------

Alec C. Bloem            51      Senior Vice President - Concrete Products

Samuel K. Fisher         49      Senior Vice President - Rail Product Management

Steven L. Hart           55      Vice President - Operations

Monica L. Iurlano        44      Vice President - Human Resources

Gregory W. Lippard       33      Vice President - Rail Products Sales

David L. Minor           58      Vice President and Treasurer

Linda K. Patterson       52      Controller

David L. Voltz           49      Vice President, General Counsel and
                                 Secretary

Donald F. Vukmanic       50      Vice President - Piling Products

David J. A. Walsh        49      Vice President - Fabricated Products

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

Mr. Hart was elected Vice President - Operations in October 1998 having previously served as Vice President from December 1997 to October 1998 and in a variety of capacities prior to December 1997. Mr. Hart joined the Company in 1977.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the 2002 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Ownership of Securities by Management" and "Principal Stockholders" in the 2002 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under "Certain Transactions" in the 2002 Proxy Statement is incorporated herein by reference.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

  1. Financial Statements
     --------------------

     The following consolidated financial statements, accompanying notes and Report of Independent Auditors in the Company's Annual Report to Stockholders for 2001 have been included in Item 8 of this Report:

     Consolidated Balance Sheets at December 31, 2001 and 2000.

     Consolidated Statements of Income for the Three Years Ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 2001, 2000 and 1999.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

    2. Financial Statement Schedule
       ----------------------------
     Schedules for the Three Years Ended December 31, 2001, 2000 and 1999:

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

     4.0 Rights Agreement, dated as of May 15, 1997, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4A to Form 8-A dated May 23, 1997.

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

   10.17 Lease between Registrant and Hillsboro Loan Investors, L. P. for property located in Hill County, TX, dated February 14, 2001, and filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2000.

   10.19 Lease Between the Registrant and American Cast Iron Pipe Company for Pipe-Coating Facility in Birmingham, AL dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 1991.

   10.19.1 Amendment to Lease between the Registrant and American Cast Iron Pipe Company for Pipe Coating Facility in Birmingham, AL dated April 15, 1997, filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 1997.

   10.19.2 Amendment to Lease between the Registrant and American Cast Iron Pipe Company for pipe coating facility in Birmingham, AL, dated November 15, 2000, and filed as Exhibit 10.19.2 to Form 10-K for the year ended December 31, 2000.

   10.20 Asset Purchase Agreement, dated June 5, 1998 by and among the Registrant and Northwest Pipe Company, filed as Exhibit 10.0 to Form 8-K on June 18, 1998.

   10.21 Stock Purchase Agreement dated June 3, 1999, by and among the Registrant and the shareholders of CXT Incorporated, filed as
              Exhibit 10.0 to Form 8-K on July 14, 1999.

   10.33.2 Amended and Restated 1985 Long Term Incentive Plan, as amended and restated February 26, 1997, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 1997. **

   10.34 Amended and Restated 1998 Long-Term Incentive Plan for Officers and Directors, as amended and restated February 2, 2001, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2000. **

   10.45 Medical Reimbursement Plan, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 1992. **

   10.46      Leased Vehicle Plan, as amended October 1, 2000 and filed as
              Exhibit 10.46 to Form 10-K for the year ended December 31, 2000.
              **

   10.50      L. B. Foster Company 2001 Incentive Compensation Plan, filed as
              Exhibit 10.50 to Form 10-K for the year ended December 31, 2000.
              **

   10.51 Supplemental Executive Retirement Plan, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 1994. **

   19         Exhibits marked with an asterisk are filed herewith.

 * 23.7       Consent of Independent Auditors.

     ** Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.



  (b) Reports on Form 8-K

No reports on Form 8-K were filed during 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             L. B. FOSTER COMPANY
March 28, 2002
                                             By /s/ Stan L. Hasselbusch
                                             ------------------------------
                                                 (Stan L. Hasselbusch,
                                                  President and Chief
                                                  Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                     Position                     Date
          ----                     --------                     ----

By: /s/ Lee B. Foster II           Chairman of the Board        March 28, 2002
     (Lee B. Foster II)            and Director


By:/s/ Stan L. Hasselbusch         President, Chief             March 28, 2002
      (Stan L. Hasselbusch)        Executive Officer
                                   and Director


By: /s/Henry J. Massman, IV        Director                     March 28, 2002
     (Henry J. Massman, IV)

By: /s/Linda K. Patterson          Controller                   March 28, 2002
     (Linda K. Patterson)

By:  /s/John W. Puth               Director                     March 28, 2002
     (John W. Puth)

By:  /s/William H. Rackoff         Director                     March 28, 2002
     (William H. Rackoff)

By: /s/ Richard L. Shaw            Director                     March 28, 2002
     (Richard L. Shaw)

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (In Thousands)

                                                                       Additions
                                                             ------------------------------
                                          Balance at         Charged to                                              Balance
                                           Beginning          Costs and                                               at End
                                            of Year            Expenses           Other          Deductions           of Year
                                        -----------          ----------        ------------      ----------         -----------

2001
Deducted from assets to which
they apply:
  Allowance for doubtful accounts         $  1,564            $   (20)         $    -            $    732 (1)       $    812
                                        ===========          ==========        ============      ============       ===========

  Provision for decline in market
    value of inventories                  $    600            $    -           $    -            $      -           $    600
                                        ===========          ==========        ============      ============       ===========

Not deducted from assets:
  Provision for special
    termination benefits                  $    391           $   156           $    -            $   159 (2)        $    388
                                        ===========         ===========        ============      ============       ===========

  Provision for environmental
    compliance & remediation              $    213           $   154           $    -            $    27 (2)        $    340
                                        ===========         ===========        ============      ============       ===========

2000
Deducted from assets to which they apply:
  Allowance for doubtful accounts         $  1,555           $   108           $    -            $    99 (1)        $  1,564
                                        ============        ===========        ============      ============       ===========

  Provision for decline in market
    value of inventories                  $    600           $    -            $    -            $     -            $    600
                                        ============        ===========        ============      ============       ===========

Not deducted from assets:
  Provision for special
    termination benefits                  $      5           $   524           $    -            $   138 (2)        $    391
                                        ============        ===========        ============      ============       ===========

  Provision for environmental
    compliance & remediation              $    214           $    49           $    -            $    50 (2)        $    213
                                        ============        ===========        ============      ============       ===========

1999
Deducted from assets to which they apply:
  Allowance for doubtful accounts        $   1,438           $   180           $    -            $    63 (1)        $   1,555
                                        ============        ===========        ============      ============       ===========

  Provision for decline in market
    value of inventories                 $     600           $    -            $    -            $     -            $     600
                                        ============        ===========        ============      ============       ===========

Not deducted from assets:
  Provision for special
    termination benefits                 $       5           $     -           $    -            $     -            $       5
                                        ============        ===========        ============      ============       ===========

  Provision for environmental
    compliance & remediation             $     329           $     12          $    -            $   127 (2)        $     214
                                        ============        ===========        ============      ============       ===========

(1)  Notes and accounts receivable written off as uncollectible.
(2)  Payments made on amounts accrued and reversals of accruals.
