Form 10-Q
period 2002-03-31
FOSTER L B CO
filed 2002-05-14
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    March 31, 2002
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

                       Yes  X              No

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date.

    Class                                    Outstanding at April 30, 2002
    -----                                    -----------------------------

 Common Stock, Par Value $.01                       9,495,238 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX
                                      -----


PART I.  Financial Information                                          Page
------------------------------

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets                      3

               Condensed Consolidated Statements of Income                4

               Condensed Consolidated Statements of Cash Flows            5

               Notes to Condensed Consolidated
               Financial Statements                                       6

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations             11


PART II.  Other Information
---------------------------

    Item 1.    Legal Proceedings                                         17

    Item 6.    Exhibits and Reports on Form 8-K                          17

Signature                                                                19

             PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                 March 31,         December 31,
                                                   2002                2001
ASSETS                                          (Unaudited)
Current Assets:
  Cash and cash equivalents                        $2,846              $4,222
  Accounts and notes receivable:
    Trade                                          45,830              52,730
    Other                                             180                 334
------------------------------------------------------------------------------
                                                   46,010              53,064
  Inventories                                      41,838              43,444
  Current deferred tax assets                       1,491               1,491
  Other current assets                              1,163                 814
  Property held for resale                          1,333               1,333
------------------------------------------------------------------------------
Total Current Assets                               94,681             104,368
------------------------------------------------------------------------------
Property, Plant & Equipment - At Cost              67,588              64,465
Less Accumulated Depreciation                     (31,702)            (30,514)
------------------------------------------------------------------------------
                                                   35,886              33,951
------------------------------------------------------------------------------
Other Assets:
  Goodwill                                          5,281               5,131
  Other intangibles - net                           1,712               1,324
  Investments                                      11,463              11,104
  Deferred tax assets                               1,062               1,184
  Other assets                                      2,966               2,980
------------------------------------------------------------------------------
Total Other Assets                                 22,484              21,723
------------------------------------------------------------------------------
TOTAL ASSETS                                     $153,051            $160,042
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt               $782                $809
  Short-term borrowings                                 -               5,000
  Accounts payable - trade                         28,168              29,290
  Accrued payroll and employee benefits             2,430               2,546
  Current deferred tax liabilities                  1,201               1,201
  Other accrued liabilities                         2,939               3,511
------------------------------------------------------------------------------
Total Current Liabilities                          35,520              42,357
------------------------------------------------------------------------------

Long-Term Borrowings                               30,000              30,000
------------------------------------------------------------------------------
Other Long-Term Debt                                2,998               2,758
------------------------------------------------------------------------------
Deferred Tax Liabilities                            4,968               4,968
------------------------------------------------------------------------------
Other Long-Term Liabilites                          2,507               2,814
------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                        102                 102
  Paid-in capital                                  35,208              35,233
  Retained earnings                                46,343              46,632
  Treasury stock                                   (3,846)             (3,926)
  Accumulated other comprehensive loss               (749)               (896)
------------------------------------------------------------------------------
Total Stockholders' Equity                         77,058              77,145
------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $153,051            $160,042
==============================================================================

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                        Three Months
                                                           Ended
                                                          March 31,
------------------------------------------------------------------------------
                                                 2002                   2001
------------------------------------------------------------------------------
                                                         (Unaudited)

Net Sales                                      $63,173                $56,090
Cost of Goods Sold                              56,378                 50,750
------------------------------------------------------------------------------
Gross Profit                                     6,795                  5,340

    Selling and Administrative Expenses          6,690                  7,755
    Interest Expense                               674                    961
    Other Income                                  (280)                  (214)
------------------------------------------------------------------------------
                                                 7,084                  8,502
------------------------------------------------------------------------------
Loss Before Income Taxes                          (289)                (3,162)
Income Tax Benefit                                   -                 (1,297)
------------------------------------------------------------------------------

Net Loss                                         ($289)               ($1,865)
==============================================================================

Basic & Diluted Loss Per Share                  ($0.03)                ($0.20)
==============================================================================

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                               Three Months
                                                              Ended March 31,
                                                           2002           2001
-------------------------------------------------------------------------------
                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                     ($289)    ($1,865)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                            1,285       1,570
    Loss on sale of property, plant and equipment               31          15
Change in operating assets and liabilities:
    Accounts receivable                                      7,029       7,760
    Inventories                                              2,365       4,710
    Other current assets                                      (349)       (139)
    Other noncurrent assets                                   (345)        451
    Accounts payable - trade                                (1,317)     (6,704)
    Accrued payroll and employee benefits                     (116)       (569)
    Other current liabilities                                 (572)     (2,063)
    Other liabilities                                          (11)        (13)
-------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities                  7,711       3,153
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant and equipment        163          34
    Capital expenditures on property, plant and equipment   (1,684)       (690)
    Acquisition of business                                 (2,214)          -
-------------------------------------------------------------------------------
  Net Cash Used by Investing Activities                     (3,735)       (656)
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of revolving credit agreement
      borrowings                                            (5,000)     (1,000)
    Exercise of stock options and stock awards                  55          95
    Treasury stock acquisitions                                  -         (75)
    Repayment of long-term debt                               (405)       (238)
-------------------------------------------------------------------------------
  Net Cash Used by Financing Activities                     (5,350)     (1,218)
-------------------------------------------------------------------------------

Effect of exchange rate on cash                                 (2)        (42)
-------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents        (1,376)      1,237

Cash and Cash Equivalents at Beginning of Period             4,222           -
-------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                  $2,846      $1,237
===============================================================================
Supplemental Disclosure of Cash Flow Information:

    Interest Paid                                             $800      $1,230
===============================================================================
    Income Taxes Paid                                         $314        $358
===============================================================================

During 2002 and 2001, the Company financed certain capital expenditures totaling $618,000 and $98,000, respectively, through the execution of capital leases.

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS
   --------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included, however, actual results could differ from those estimates. The results of operations for these interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.


2. ACCOUNTING PRINCIPLES
   ---------------------

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

The Company adopted the non-amortization provisions of SFAS 142 on January 1, 2002, which resulted in a $0.1 million decrease to the first quarter's net loss and is expected to increase full-year net income by approximately $0.4 million. The Company has approximately $5.1 million of goodwill subject to the impairment testing provisions of SFAS 142. The expected impairment charge, while not yet quantified, will be retroactively recorded to the required date of adoption, January 1, 2002. Management anticipates this charge could have a material impact on its consolidated financial statements.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS 142 been adopted for all periods presented:

                                                   Three Months Ended
                                                        March 31,
(In thousands, except per share amounts)          2002             2001
------------------------------------------------------------------------
Reported net loss                                ($289)         ($1,865)
Amortization of goodwill, net of tax                 -              103
------------------------------------------------------------------------
Adjusted net loss                                ($289)         ($1,762)
========================================================================
Basic and diluted loss per share:
Reported net loss                               ($0.03)          ($0.20)
Amortization of goodwill, net of tax                 -             0.01
------------------------------------------------------------------------
Adjusted basic and diluted loss per share       ($0.03)          ($0.19)
========================================================================

As of March 31, 2002, the Company had $1.7 million of intangible assets that will continue to be amortized over their remaining useful lives ranging from 60 to 120 months. The Company had no indefinite-lived intangible assets.

In June 2001, the FASB issued Statement of Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), effective for fiscal years beginning after June 15, 2002. SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The Company does not believe this standard will have an impact on its consolidated financial statements.

In August 2001 the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), effective for fiscal years beginning after December 31, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and provides a single accounting model for long-lived assets to be disposed of. On January 1, 2002, the Company adopted SFAS 144 and the adoption did not have a material impact on the Company's consolidated financial statements.


3. ACCOUNTS RECEIVABLE
   -------------------

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 2002 and December 31, 2001 have been reduced by an allowance for doubtful accounts of ($854,000) and ($812,000), respectively. Bad debt expense was $37,000 and $82,000 for the three-month periods ended March 31, 2002 and 2001, respectively.


4. INVENTORIES
   -----------

Inventories of the Company at March 31, 2002 and December 31, 2001 are summarized as follows in thousands:


                                           March 31,         December 31,
                                              2002                2001
------------------------------------------------------------------------
Finished goods                              $31,307             $34,070
Work-in-process                               7,505               5,551
Raw materials                                 4,959               5,756
------------------------------------------------------------------------
Total inventories at current costs           43,771              45,377
(Less):
Current costs over LIFO
  stated values                              (1,333)             (1,333)
Inventory valuation reserve                    (600)               (600)
------------------------------------------------------------------------
                                            $41,838             $43,444
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

5. BORROWINGS
   ----------

On December 31, 2001, the Company's $64,025,000 maximum borrowing capacity under the revolving credit agreement was reduced to $63,000,000 in accordance with the original terms and conditions of the revolving credit agreement. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. Interest rates range from prime, to prime plus 0.25%, the CD rate plus 0.575% to 1.8%, and the LIBOR rate plus 0.575% to 1.8%. Borrowings under the agreement, which expires July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company-held DM&E Railroad Preferred Stock.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio, and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets. As of March 31, 2002, the Company was in compliance with all of the agreement's covenants.


6. NET LOSS PER COMMON SHARE
   -------------------------

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the Company incurred losses applicable to common stockholders for all periods presented, the inclusion of dilutive securities in the calculation of weighted average common shares is anti-dilutive and therefore, there is no difference between basic and diluted earnings per share.


7. COMMITMENTS AND CONTINGENT LIABILITIES
   --------------------------------------

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

At March 31, 2002, the Company had outstanding letters of credit and bankers acceptance of approximately $3,532,000.


8. BUSINESS SEGMENTS
   -----------------

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits/(losses) of the Company by segment:

                               Three Months Ended
                                 March 31, 2002

                           Net          Segment
(in thousands)            Sales      Profit/(Loss)
---------------------------------------------------
Rail products            $29,955         ($734)
Construction products     30,034           107
Tubular products           3,184           145
---------------------------------------------------
  Total                  $63,173         ($482)
===================================================


                                      Three Months Ended
                                        March 31, 2001

                                       Reported                      Adjusted
                           Net          Segment       Goodwill        Segment
(in thousands)            Sales      Profit/(Loss)  Amortization   Profit/(Loss)
--------------------------------------------------------------------------------
Rail products            $26,909       ($3,000)          54           (2,946)
Construction products     24,004          (607)          56             (551)
Tubular products           5,177           514            -              514
--------------------------------------------------------------------------------
  Total                  $56,090       ($3,093)         110           (2,983)
================================================================================

In connection with the adoption of SFAS 142, in the first quarter of 2002, the Company adjusted the reporting of its segment results to exclude amortization of goodwill from its operating segments for the period presented prior to the date of adoption.

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month.

The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total:

                                                         Three Months Ended
                                                               March 31,
(in thousands)                                           2002            2001
--------------------------------------------------------------------------------
Net loss for reportable segments                        ($482)         ($3,093)
Goodwill amortization for reportable segments               -             $110
--------------------------------------------------------------------------------
Adjusted net loss for reportable segments               ($482)         ($2,983)
Cost of capital for reportable segments                 2,749            3,227
Interest expense                                         (674)            (961)
Other income                                              280              214
Unallocated goodwill amortization                           -               28
Corporate expense and other unallocated charges        (2,162)          (2,549)
--------------------------------------------------------------------------------
Adjusted net loss before income taxes                   ($289)         ($3,024)
================================================================================

The Company's emphasis on improving working capital utilization has resulted in a reduction to inventory and accounts receivable for the Rail segment of approximately $6,000,000, from December 31, 2001. However, the Construction segment's net assets increased approximately $6,000,000 from December 31, 2002. This increase was primarily due to the acquisition of net assets from the Greulich Bridge Products Division of Harsco Corporation (See Other Matters section of Management's Discussion and Analysis of Financial Condition & Results of Operations), and an increase in expenditures for plant equipment and inventory by the Company's Buildings division.

10. COMPREHENSIVE LOSS
    ------------------

Comprehensive loss represents net loss plus certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Income. The components of comprehensive loss, net of tax, were as follows:

                                                      Three Months Ended
                                                           March 31,
(in thousands)                                        2002           2001
--------------------------------------------------------------------------
Net loss                                             ($289)       ($1,865)
Cumulative transition adjustment of a change in
  accounting principle (SFAS No. 133)                    -            (48)
Unrealized derivative gains (losses) on cash flow
  hedges (SFAS No. 133)                                177           (112)
Foreign currency translation losses                    (30)           (29)
--------------------------------------------------------------------------
Comprehensive loss                                   ($142)       ($2,054)
==========================================================================

          Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



                                                Three Months Ended
                                                    March 31,
---------------------------------------------------------------------------
                                              2002              2001
---------------------------------------------------------------------------
                                              (Dollars in thousands)
Net Sales:
      Rail Products                               $29,955          $26,909
      Construction Products                        30,034           24,004
      Tubular Products                              3,184            5,177
---------------------------------------------------------------------------
          Total Net Sales                         $63,173          $56,090
===========================================================================
 Gross Profit:
      Rail Products                                $2,852           $1,350
      Construction Products                         3,647            3,082
      Tubular Products                                551            1,235
      Other                                          (255)            (327)
---------------------------------------------------------------------------
          Total Gross Profit                        6,795            5,340
---------------------------------------------------------------------------
Expenses:
      Selling and administrative expenses           6,690            7,755
      Interest expense                                674              961
      Other income - net                             (280)            (214)
---------------------------------------------------------------------------
          Total Expenses                            7,084            8,502
---------------------------------------------------------------------------

Loss Before Income Taxes                             (289)          (3,162)
Income Tax Benefit                                      -           (1,297)
---------------------------------------------------------------------------
Net Loss                                            ($289)         ($1,865)
===========================================================================
Gross Profit %:
      Rail Products                                  9.5%             5.0%
      Construction Products                         12.1%            12.8%
      Tubular Products                              17.3%            23.9%
          Total Gross Profit                        10.8%             9.5%
===========================================================================

First Quarter 2002 Results of Operations
----------------------------------------

The Company recorded a net loss for the first quarter of 2002 of $0.3 million or $0.03 per share on net sales of $63.2 million. This compares to a net loss of $1.9 million or $0.20 per share on net sales of $56.1 million, for the first quarter of 2001. Results for the first quarter of 2002 do not include the transitional goodwill impairment charges that the Company expects to record as a result of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The Company has approximately $5.1 million of goodwill subject to the impairment testing provisions of SFAS 142. The expected impairment charge, while not yet quantified, will be retroactively recorded to the required date of adoption, January 1, 2002. Management anticipates this charge could have a material impact on its consolidated financial statements. Results for last year's first quarter included nonrecurring pretax charges of $1.4 million related to the Company's plan to consolidate sales and administrative functions and plant operations, and $0.1 million of goodwill amortization.

Rail products' 2002 first quarter net sales were $30.0 million, an 11.3% improvement over last year's first quarter net sales of $26.9 million. This improvement was due primarily to an increase in revenue recognized for new rail project work. Construction products' net sales increased 25.1% to $30.0 million in the first quarter of 2002, as a result of an increase in revenue recognized for sheet piling and fabricated bridge products. Tubular products' sales declined 38.5% from the same quarter of 2001 due primarily to low demand for pipe coating services as a result of a mild winter. Changes in net sales are generally the result of changes in volume rather than changes in prices.

The gross profit margin for the total Company was 10.8% in the first quarter of 2002 compared to 9.5% in the same quarter last year. The 2001 first quarter nonrecurring pretax charges discussed above reduced gross margin by 1.7 percentage points. Rail products' profit margin increased 4.5 percentage points to 9.5% from the same period last year. Excluding nonrecurring pretax charges in the first quarter of 2001, rail products' profit margin for the first quarter of 2002 increased 2.1 percentage points. Last year's first quarter was adversely affected by costs associated with the shut-down of the Company's trackwork facility in Pomeroy, OH and the relay rail group's efforts to reduce inventory, selling much of it at lower than normal margins. Construction products' margin declined 0.7 percentage points, primarily as a result of costs associated with the start-up of the Company's Hillsboro, TX facility, which produces precast concrete buildings. Tubular products' 6.6 percentage point drop in gross margin was primarily the result of low volume inefficiencies at the Birmingham, AL pipe-coating facility which resulted from the sales decline, mentioned above.

Excluding the prior year's first quarter non-recurring pretax charges of $0.5 million and amortization expense of $0.1 million, selling and administrative expenses declined 7.3% compared to the first quarter of 2001. This decline can be attributed to cost control measures and the elimination of the sign structure business. Other income in the first quarter of 2002 includes approximately $0.4 million accrued dividend income on the DM&E Preferred Stock. Other income in the same period of 2001 included $0.2 million accrued dividend income on the DM&E Preferred Stock. The decline in interest expense resulted from the reduction of debt. The Company expects its effective tax rate to increase significantly in 2002 due to continued losses at its Canadian signaling operations. There was no tax benefit provided for in the current period due to the Company recording a valuation allowance on its Canadian net losses. The provision for income taxes was recorded at 41% in the first quarter of 2001.


Liquidity and Capital Resources
-------------------------------

The Company generates operational cash flow from the sale of inventory and the collection of accounts receivable. During the first three months of 2002, the average turnover rate for accounts receivable improved over the same period in 2001. The average inventory turnover rate for the first three months of 2002 also improved over the average rate for the same period in 2001. Working capital at March 31, 2002 was $59.2 million compared to $62.0 million at December 31, 2001.

Management's emphasis on improving working capital utilization resulted in a $13.3 million reduction in inventory and a $3.9 million reduction in receivables since March 31, 2001. These improvements have allowed the Company to reduce debt by $16.0 million from March 31, 2001.

The Company's Board of Directors has authorized the purchase of up to 1,500,000 shares of its Common stock at prevailing market prices. The timing and extent of purchases will depend on market conditions and options available to the Company for alternative uses of its resources. No purchases were made in the first quarter of 2002. In the first quarter of 2001, the Company purchased 25,000 shares at a cost of $75,000. As of March 31, 2002, the Company had repurchased 973,398 shares at a cost of approximately $5.0 million.

The Company had capital expenditures of approximately $2.7 million in the first quarter of 2002. Capital expenditures in 2002, including the Greulich acquisition discussed in Other Matters, are expected to be approximately $5.5 million and are anticipated to be funded by cash flow from operations and available external financing sources.

Total revolving credit agreement borrowings at March 31, 2002 were $30.0 million, a decrease of $5.0 million from December 31, 2001. At March 31, 2002 the Company had $14.6 million in unused borrowing commitment. Outstanding letters of credit and bankers acceptance at March 31, 2002 were approximately $3.5 million. The letters of credit expire annually and are subject to renewal. A bankers acceptance for $1.3 million is payable on its May 28, 2002 maturity date. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

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

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio, and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets. As of March 31, 2002, the Company was in compliance with all of the agreement's covenants.


Dakota, Minnesota & Eastern Railroad
------------------------------------

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which operates over 1,100 miles of track in five states.

At March 31, 2002, the Company's investment was comprised of, $0.2 million of DM&E common stock, $1.5 million of the Series B Preferred Stock and warrants, $6.0 million of the Series C Preferred Stock and warrants, and $0.8 million of DM&E Preferred Series C-1 Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of $3.0 million. On a fully diluted basis, the Company owns approximately 16% of the DM&E's common stock.

In June 1997, the DM&E announced its plan to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to be in excess of $1.5 billion. The Project received final approval by the Surface Transportation Board
(STB) in January 2002. Litigation has been initiated challenging the STB's approval of the Project.

If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E could increase dramatically.

Other Matters
-------------

On January 4, 2002, the Company acquired substantially all of the equipment, inventory, intellectual property, and customer backlog of the Greulich Bridge Products Division of Harsco Corporation. The purchase price of approximately $2.2 million consisted of: equipment of $1.0 million, inventory (net of trade payables) of $0.5 million, intangible assets of $0.5 million, and goodwill of $0.2 million. These assets will be utilized in the Company's fabricated bridge products operations in the Construction products segment, and the results of operations of these assets have been included in the consolidated financial statements since the date of acquisition. The acquisition established the Company as the leading supplier of bridge decking, in the United States, and is expected to result in production efficiencies and increased business volume. The goodwill associated with this transaction is expected to be deductible for tax purposes.

Operations at the Company's Newport, KY pipe-coating facility were suspended in 1998 in response to unfavorable market conditions. In 1999, the Company recorded an impairment loss to reduce these assets to their anticipated market value. Management is currently negotiating the sale of these assets and believes that the equipment will be sold in 2002.

In 1998, the Company purchased assets, primarily comprised of intellectual property related to the business of supplying rail signaling and communication devices, for approximately $1.7 million. To date, this operation has not generated significant revenues. The Company continues to develop and test, in the market, products associated with the acquired intellectual property. Management believes that upon market acceptance of these products, the carrying amount of the intellectual property will be recovered.

Management continues to evaluate the overall performance of its operations. A decision to terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


Outlook
-------

The Company has an exclusive agreement with a steel mill to distribute sheet piling in North America. Although production of sheet piling commenced in the first quarter of 2001, the Company continues to have difficulty in obtaining piling on a consistent basis. The quantity acquired to date has not materially impacted results, and management does not expect this situation to improve in the second quarter of 2002.

Specialty trackwork sales of the Company's Rail segment depend primarily on one source, in which the Company maintains a 30% ownership position. At March 31, 2002 and 2001, the Company had advanced to this supplier inventory progress payments of $5.2 million and $6.3 million, respectively. During the first three months of 2002 and 2001, the volume of business the supplier conducted with this Company was approximately $2.2 million and $1.5 million, respectively. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings.

The Company's CXT subsidiary and Allegheny Rail Products division are dependent on one Class I railroad for a significant portion of their business. In addition, a substantial portion of the Company's operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, government actions concerning taxation, tariffs, the environment, or other matters could impact the operating results of the Company. The Company's operating results may also be affected by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at March 31, 2002, was approximately $136.3 million. The following table provides the backlog by business segment:

                                                    Backlog
                                -----------------------------------------------
                                  March 31,       December 31,       March 31,
(In thousands)                       2002             2001             2001
-------------------------------------------------------------------------------
Rail Products                      $65,353           $64,641         $103,461
Construction Products               67,027            59,808           58,278
Tubular Products                     3,890             1,307            2,601
-------------------------------------------------------------------------------
                       Total      $136,270          $125,756         $164,340
===============================================================================

The reduction in rail segment backlog from a year ago reflects the effect of CXT billings against long-term production contracts. Total billings under these contracts were $17.5 million since April 1, 2001.


Critical Accounting Policies
----------------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgements of the amounts and disclosures included in the financial statements giving due regard to materiality. For more information regarding the Company's critical accounting policies, please see the discussion in Management Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2001.


Market Risk and Risk Management Policies
----------------------------------------

The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. One interest rate collar agreement, which expires in March 2006, has a notional value of $15.0 million with a maximum annual interest rate of 5.60%, and a minimum annual interest rate of 5.00%, and is based on LIBOR. The counter-party to the collar agreement has the option, on March 6, 2005, to convert the $15.0 million note to a one-year fixed-rate instrument with interest payable at an annual rate of 5.49%. A second interest rate collar agreement, which expires in April 2006, has a notional value of $10.0 million with a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%, and is based on LIBOR. The counter-party to the collar agreement has the option, on April 18, 2004, to convert the $10.0 million note to a two-year fixed-rate instrument with the interest payable at an annual rate of 5.48%. The interest rate swap agreement, which expires in December 2004, has a notional value of $3.0 million at March 31, 2002 and is designed to fix the total interest rate at 7.42%. The Company is obligated to pay additional interest on the swap if LIBOR exceeds 7.249%.

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does, however, hedge the cash flows of operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction. At March 31, 2002, the Company had outstanding foreign currency forward contracts to purchase $1.1 million Canadian for approximately $0.7 million US.

During the three months ended March 31, 2002 and 2001, unrealized net gains (losses) on derivative instruments of approximately $177,000 and ($112,000), respectively, net of related tax effects, were recorded in other comprehensive loss.

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

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Additional delays in a Virginia steel mill's production of steel sheet piling would, for example, have an adverse effect on the Company's performance. The estimate for nonrecurring charges through 2001 are subject to change as the Company further develops its plans. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, taxes, inflation and governmental regulations. Sentences containing words such as
"anticipates", "expects", or "will" generally should be considered forward-looking statements.

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

 10.16.2  Amendment dated May 29, 1997 to lease between Registrant and Greentree

          Buildings Associates, filed as Exhibit 10.16.2 to Form 10-Q for the quarter ended June 30, 1997.

*10.17 Lease between Registrant and the City of Hillsboro for property located in Hill County, TX, dated February 22, 2002.

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

*10.50    L. B. Foster Company 2002 Incentive Compensation Plan.  **

 10.51 Supplemental Executive Retirement Plan, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 1994. **

 19       Exhibits marked with an asterisk are filed herewith.

 ** Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.


 b)       Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the three-month period ended March 31, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      L.B. FOSTER COMPANY
                                      --------------------
                                         (Registrant)


Date:  May 13, 2002                   By /s/Stan L. Hasselbusch
       ------------                   ---------------------------------
                                      Stan L. Hasselbusch
                                      President and
                                      Chief Executive Officer
                                     (Duly Authorized Officer of Registrant)