Form 10-Q
period 2002-06-30
FOSTER L B CO
filed 2002-08-14
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    June 30, 2002
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

                       Yes  X              No

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date.

    Class                                 Outstanding at August 2, 2002
    -----                                 -----------------------------

 Common Stock, Par Value $.01                   9,527,522 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX


PART I.  Financial Information                                        Page
------------------------------

    Item 1.  Financial Statements:

               Condensed Consolidated Balance Sheets                    3

               Condensed Consolidated Statements of Income              4

               Condensed Consolidated Statements of Cash Flows          5

               Notes to Condensed Consolidated
               Financial Statements                                     6

    Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         12


PART II.  Other Information
---------------------------

    Item 1.    Legal Proceedings                                       19

    Item 4.    Results of Votes of Security Holders                    19

    Item 6.    Exhibits and Reports on Form 8-K                        19


Signature                                                              22

Certification under Section 906 of the
  Sarbanes-Oxley Act of 2002                                           23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                             June 30,          December 31,
                                               2002                2001
                                          ----------------    ----------------
ASSETS                                      (Unaudited)
Current Assets:
  Cash and cash equivalents                        $4,401              $4,222
  Accounts and notes receivable:
    Trade                                          49,697              52,730
    Other                                             269                 334
                                          ----------------    ----------------
                                                   49,966              53,064
  Inventories                                      36,429              43,444
  Current deferred tax assets                       1,491               1,491
  Other current assets                              1,143                 814
  Property held for resale                          1,333               1,333
                                          ----------------    ----------------
Total Current Assets                               94,763             104,368
                                          ----------------    ----------------
Property, Plant & Equipment - At Cost              68,414              64,465
Less Accumulated Depreciation                     (32,490)            (30,514)
                                          ----------------    ----------------
                                                   35,924              33,951
                                          ----------------    ----------------
Other Assets:
  Goodwill                                          5,281               5,131
  Other intangibles - net                           1,630               1,324
  Investments                                      11,723              11,104
  Deferred tax assets                               1,640               1,184
  Other assets                                      2,942               2,980
                                          ----------------    ----------------
Total Other Assets                                 23,216              21,723
                                          ----------------    ----------------
TOTAL ASSETS                                     $153,903            $160,042
                                          ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt               $748                $809
  Short-term borrowings                                 -               5,000
  Accounts payable - trade                         27,370              29,290
  Accrued payroll and employee benefits             2,425               2,546
  Current deferred tax liabilities                  1,201               1,201
  Other accrued liabilities                         3,008               3,511
                                          ----------------    ----------------
Total Current Liabilities                          34,752              42,357
                                          ----------------    ----------------

Long-Term Borrowings                               30,000              30,000
                                          ----------------    ----------------
Other Long-Term Debt                                3,194               2,758
                                          ----------------    ----------------
Deferred Tax Liabilities                            4,968               4,968
                                          ----------------    ----------------
Other Long-Term Liabilites                          3,153               2,814
                                          ----------------    ----------------

STOCKHOLDERS' EQUITY:
  Common stock                                        102                 102
  Paid-in capital                                  35,159              35,233
  Retained earnings                                47,074              46,632
  Treasury stock                                   (3,685)             (3,926)
  Accumulated other comprehensive loss               (814)               (896)
                                          ----------------    ----------------
Total Stockholders' Equity                         77,836              77,145
                                          ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $153,903            $160,042
                                          ================    ================

See Notes to Condensed Consolidated Financial Statements.


                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                           Three Months                    Six Months
                                              Ended                          Ended
                                             June 30,                        June 30,
                                      ----------------------       -------------------------
                                       2002            2001         2002               2001
                                      ----------------------       -------------------------
                                             (Unaudited)                  (Unaudited)

Net Sales                             $70,821         $80,274        $133,994      $136,364
Cost of Goods Sold                     62,111          70,139         118,489       120,889
                                     ---------       ---------      ----------    ----------
Gross Profit                            8,710          10,135          15,505        15,475

    Selling and Administrative
      Expenses                          6,860           7,721          13,550        15,476
    Interest Expense                      633             935           1,307         1,896
    Other Income                         (230)           (203)           (510)         (417)
                                     ---------       ---------      ----------    ----------
                                        7,263           8,453          14,347        16,955
                                     ---------       ---------      ----------    ----------

Income (Loss) Before Income Taxes       1,447           1,682           1,158        (1,480)

Income Tax Expense (Benefit)              716             691             716          (606)
                                     ---------       ---------      ----------    ----------

Net Income (Loss)                        $731            $991            $442         ($874)
                                     =========       =========      ==========    ==========


Basic Earnings/(Loss) Per Share         $0.08           $0.11           $0.05        ($0.09)
                                     =========       =========      ==========    ==========


Diluted Earnings/(Loss) Per Share       $0.08           $0.10           $0.05        ($0.09)
                                     =========       =========      ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                  L. B. FOSTER COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)

                                                            Six Months
                                                           Ended June 30,
                                                        2002           2001
                                                     -----------    ------------
                                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                         $442           ($874)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                        2,551           2,873
    Loss on sale of property, plant and equipment           19              14
Change in operating assets and liabilities:
    Accounts receivable                                  3,071          (4,647)
    Inventories                                          7,774          11,699
    Other current assets                                  (329)           (471)
    Other noncurrent assets                               (587)            747
    Accounts payable - trade                            (2,115)         (3,823)
    Accrued payroll and employee benefits                 (121)           (262)
    Other current liabilities                             (519)         (1,411)
    Other liabilities                                      (20)            (27)
                                                     -----------    ------------
   Net Cash Provided by Operating Activities            10,166           3,818
                                                     -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property,
      plant and equipment                                  238             215
    Capital expenditures on property,
      plant and equipment                               (2,956)         (1,704)
    Purchase of DM&E stock                                   -            (800)
    Acquisition of business                             (2,214)              -
                                                     -----------    ------------
  Net Cash Used by Investing Activities                 (4,932)         (2,289)
                                                     -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of revolving credit agreement
      borrowings                                        (5,000)         (1,000)
    Exercise of stock options and stock awards             168              78
    Treasury stock acquisitions                              -             (75)
    Repayment of long-term debt                           (243)           (474)
                                                     -----------    ------------
  Net Cash Used by Financing Activities                 (5,075)         (1,471)
                                                     -----------    ------------
Effect of exchange rate on cash                             20             (13)
                                                     -----------    ------------
Net Increase in Cash and Cash Equivalents                  179              45

Cash and Cash Equivalents at Beginning of Period         4,222               -
                                                     -----------    ------------
Cash and Cash Equivalents at End of Period              $4,401             $45
                                                     ===========    ============

Supplemental Disclosure of Cash Flow Information:

    Interest Paid                                       $1,462          $2,210
                                                     ===========    ============
    Income Taxes Paid                                     $729            $419
                                                     ===========    ============

During the first six months of 2002 and 2001, the Company financed certain capital expenditures totaling $618,000 and $98,000, respectively, through the execution of capital leases.

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

The Company adopted the non-amortization provisions of SFAS 142 on January 1, 2002, which resulted in a $0.1 million increase to the second quarter's net income, a $0.2 million increase to the six month's ended June 30, 2002 net income, and is expected to increase full-year net income by approximately $0.4 million. The Company has approximately $5.1 million of goodwill subject to the impairment testing provisions of SFAS 142. The Company has completed the first step of the initial impairment test for all reporting units and the results indicate $4.9 million of goodwill is subject to impairment review. The Company expects to finalize the measurement of the impairment in the third quarter. The expected transition impairment, while not yet quantified, will be retroactively recorded to the required date of adoption, January 1, 2002. Management anticipates this non-cash charge could have a material impact on its consolidated financial statements.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS 142 been adopted for all periods presented:


                                                 Three Months Ended           Six Months Ended
                                                      June 30                     June 30
(in thousands, except per share amounts)          2002        2001            2002        2001
-----------------------------------------------------------------------------------------------

Reported net Income/(loss)                       $ 731      $  991            $442       ($874)
Amortization of goodwill, net of tax                 -         104               -         207
-----------------------------------------------------------------------------------------------
Adjusted net income/(loss)                       $ 731      $1,095            $442       ($667)
===============================================================================================
Basic earnings/(loss) per share:
Reported net Income/(loss)                       $0.08       $0.11           $0.05      ($0.09)
Amortization of goodwill, net of tax                 -        0.01               -        0.02
-----------------------------------------------------------------------------------------------
Adjusted basic earnings/(loss) per share:        $0.08       $0.12           $0.05      ($0.07)
===============================================================================================
Diluted earnings/(loss) per share:
Reported net Income/(loss)                       $0.08       $0.10           $0.05      ($0.09)
Amortization of goodwill, net of tax                 -        0.01               -        0.02
-----------------------------------------------------------------------------------------------
Adjusted diluted earnings/(loss) per share:      $0.08       $0.11           $0.05      ($0.07)
===============================================================================================

As of June 30, 2002, the Company had $1.6 million of intangible assets that will continue to be amortized over their remaining useful lives ranging from 60 to 120 months. The Company had no indefinite-lived intangible assets.

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


3. ACCOUNTS RECEIVABLE
   -------------------

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 2002 and December 31, 2001 have been reduced by an allowance for doubtful accounts of ($890,000) and ($812,000), respectively. Bad debt expense was $82,000 and $165,000 for the six-month periods ended June 30, 2002 and 2001, respectively.

4. INVENTORIES
   -----------

Inventories of the Company at June 30, 2002 and December 31, 2001 are summarized as follows in thousands:


                                          June 30,        December 31,
                                            2002              2001
                                       ---------------   ---------------
Finished goods                                $25,095          $34,070
Work-in-process                                 8,621            5,551
Raw materials                                   4,646            5,756
                                       ---------------   ---------------
Total inventories at current costs             38,362           45,377
(Less):
Current costs over LIFO
  stated values                                (1,333)          (1,333)
Inventory valuation reserve                      (600)            (600)
                                       ---------------   ---------------
                                              $36,429          $43,444
                                       ===============   ===============

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


5. BORROWINGS
   ----------

On June 30, 2002, the Company's maximum borrowing capacity under the revolving credit agreement was reduced from $63,500,000 to $61,500,000 in accordance with the original terms and conditions of the revolving credit agreement. The interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. These rates can range from the prime rate to prime plus 0.25%, the CD rate plus 0.575% to 1.8%, or the LIBOR rate plus 0.575% to 1.8%. Borrowings under the agreement, which expires July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company-held DM&E Railroad Preferred Stock.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio, and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets. As of June 30, 2002, the Company was in compliance with all of the agreement's covenants.

6. EARNINGS PER COMMON SHARE
   -------------------------

The following table sets forth the computation of basic and diluted earnings per common share:

                                          Three Months Ended    Six Months Ended
                                                 June 30,            June 30,
(in thousands, except earnings per share)    2002     2001        2002     2001
--------------------------------------------------------------------------------
Numerator:
  Numerator for basic and diluted
    earnings per common share -
    net income available to common
    stockholders:
--------------------------------------------------------------------------------
  Net Income (Loss)                          $731     $991        $442    ($874)
================================================================================
Denominator:
    Weighted average shares                 9,495    9,431       9,468    9,424
--------------------------------------------------------------------------------
  Denominator for basic earnings
    per common share                        9,495    9,431       9,468    9,424

Effect of dilutive securities:
    Contingent issuable shares pursuant to
      the Company's Incentive
      Compensation Plans                        7       32          19       14
    Employee stock options                    220       37         205       36
--------------------------------------------------------------------------------
  Dilutive potential common shares            227       69         224       50

  Denominator for diluted earnings
    per common share - adjusted weighted
    average shares and assumed conversions  9,722    9,500       9,692    9,474
================================================================================

Basic earnings (loss) per common share      $0.08    $0.11       $0.05   ($0.09)
================================================================================

Diluted earnings (loss) per common share    $0.08    $0.10       $0.05   ($0.09)
================================================================================


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

At June 30, 2002, the Company had outstanding letters of credit of approximately $2,697,000.


8. BUSINESS SEGMENTS
   -----------------

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits/(losses) of the Company by segment:

                                    Three Months Ended                     Six Months Ended
                                       June 30, 2002                        June 30, 2002

                                    Net          Segment                 Net           Segment
(in thousands)                     Sales      Profit/(Loss)             Sales       Profit/(Loss)
-----------------------------------------------------------------------------------------------------

Rail products                    $34,315           ($224)             $ 64,270          ($958)
Construction products             31,975             709                62,009            816
Tubular products                   4,531             476                 7,715            621
-----------------------------------------------------------------------------------------------------
  Total                          $70,821            $961              $133,994           $479
=====================================================================================================

                                                       Three Months Ended
                                                         June 30, 2001

                                                Reported                         Adjusted
                                    Net          Segment          Goodwill       Segment
(in thousands)                     Sales         Profit         Amortization      Profit
-----------------------------------------------------------------------------------------------------

Rail products                     $44,275        $ 299             $  54          $  353
Construction products              30,719          814                56             870
Tubular products                    5,280          764                 -             764
-----------------------------------------------------------------------------------------------------
  Total                           $80,274       $1,877             $ 110          $1,987
=====================================================================================================

                                                        Six Months Ended
                                                         June 30, 2001

                                                Reported                         Adjusted
                                    Net          Segment          Goodwill        Segment
(in thousands)                     Sales      Profit/(Loss)     Amortization   Profit/(Loss)
-----------------------------------------------------------------------------------------------------

Rail products                    $ 71,184        ($2,701)          $ 108         $(2,593)
Construction products              54,723            207             112             319
Tubular products                   10,457          1,278               -           1,278
-----------------------------------------------------------------------------------------------------
  Total                          $136,364        ($1,216)          $ 220         $  (996)
=====================================================================================================

In connection with the adoption of SFAS 142 the Company adjusted the reporting of its segment results to exclude amortization of goodwill from its operating segments for the prior year periods presented.

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month.

The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total had the non-amortization provisions of SFAS 142 been adopted for all periods presented:

                                                        Three Months Ended          Six Months Ended
                                                             June 30,                    June 30,
(in thousands)                                          2002         2001           2002         2001
-------------------------------------------------------------------------------------------------------

Income (loss) for reportable segments                  $  961        $1,877       $  479       ($1,216)
Goodwill amortization for reportable segments               -           110            -           220
-------------------------------------------------------------------------------------------------------
Adjusted income (loss) for reportable segments            961         1,987          479          (996)
Cost of capital for reportable segments                 3,278         3,369        6,027         6,596
Interest expense                                         (633)         (935)      (1,307)       (1,896)
Other income                                              230           203          510           417
Unallocated goodwill amortization                           -            28            -            56
Corporate expense and other unallocated charges        (2,389)       (2,832)      (4,551)       (5,381)
-------------------------------------------------------------------------------------------------------

Adjusted income (loss) before income taxes             $1,447        $1,820       $1,158       ($1,204)
=======================================================================================================

The Company's emphasis on improving working capital utilization has resulted in a reduction to inventory and accounts receivable for the Rail segment of approximately $14,000,000, from December 31, 2001. However, the Construction segment's net assets increased approximately $7,000,000 from December 31, 2001 due primarily to the growth of the Company's Fabricated Products division. This division acquired assets from the Greulich Bridge Products Division of Harsco Corporation (See Other Matters section of Management's Discussion and Analysis of Financial Condition & Results of Operations), and expanded its Bedford, PA operations.


10. COMPREHENSIVE INCOME (LOSS)
    ---------------------------

Comprehensive income (loss) represents net income (loss) plus certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Income. The components of comprehensive income (loss), net of tax, were as follows:

                                                    Three Months Ended      Six Months Ended
                                                         June 30,                June 30,
(in thousands)                                        2002     2001           2002      2001
---------------------------------------------------------------------------------------------

Net Income/(Loss)                                     $731    $  991          $442    ($874)
Cumulative transition adjustment of a change
  in accounting principle (SFAS No. 133)                 -         -             -      (48)
Unrealized derivative gains (losses) on cash
  flow hedges (SFAS No. 133)                           (95)       75            82      (37)
Foreign currency translation gains (losses)             30        26             0       (3)
---------------------------------------------------------------------------------------------
Comprehensive income (loss)                           $666    $1,092          $524    ($962)
=============================================================================================

                                               Management's Discussion and Analysis of Financial Condition
                                                              and Results of Operations


                                                 Three Months Ended                      Six Months Ended
                                                      June 30,                               June 30,
                                          ----------------------------------     ---------------------------------
                                                2002             2001                  2002            2001
                                          ----------------------------------     ---------------------------------
                                                                    (Dollars in thousands)

Net Sales:
      Rail Products                          $34,315          $44,275              $ 64,270        $ 71,184
      Construction Products                   31,975           30,719                62,009          54,723
      Tubular Products                         4,531            5,280                 7,715          10,457
                                          ----------------------------------     ---------------------------------
          Total Net Sales                    $70,821          $80,274              $133,994        $136,364
                                          ==================================     =================================
Gross Profit:
      Rail Products                           $3,530           $4,668                $6,382          $6,018
      Construction Products                    4,597            4,442                 8,244           7,524
      Tubular Products                           930            1,236                 1,481           2,471
      Other                                     (347)            (211)                 (602)           (538)
                                          ----------------------------------     ---------------------------------
          Total Gross Profit                   8,710           10,135                15,505          15,475
                                          ----------------------------------     ---------------------------------

Expenses:
      Selling and administrative
        expenses                               6,860            7,721                13,550          15,476
      Interest expense                           633              935                 1,307           1,896
      Other income - net                        (230)            (203)                 (510)           (417)
                                          ----------------------------------     ---------------------------------
          Total Expenses                       7,263            8,453                14,347          16,955
                                          ----------------------------------     ---------------------------------


Income (Loss) Before Income Taxes              1,447            1,682                 1,158          (1,480)
Income Tax  Expense (Benefit)                    716              691                   716            (606)
                                          ----------------------------------     ---------------------------------

Net Income (Loss)                               $731             $991                  $442           ($874)
                                          ==================================     =================================

Gross Profit %:
      Rail Products                            10.3%            10.5%                  9.9%            8.5%
      Construction Products                    14.4%            14.5%                 13.3%           13.7%
      Tubular Products                         20.5%            23.4%                 19.2%           23.6%
          Total Gross Profit                   12.3%            12.6%                 11.6%           11.3%
                                          ==================================     =================================

Second Quarter 2002 Results of Operations
-----------------------------------------

The Company recorded second quarter 2002 net income of $0.7 million or $0.08 per diluted share on net sales of $70.8 million. This compares to net income of $1.0 million or $0.10 per diluted share on net sales of $80.3 million, for the second quarter of 2001. Results for last year's second quarter included nonrecurring pretax charges of $0.1 million related to the Company's plan to consolidate sales and administrative functions and plant operations, and $0.1 million of goodwill amortization.

Rail products' 2002 second quarter net sales were $34.3 million, a 22.5% decline from last year's second quarter net sales of $44.3 million. This decline was due primarily to weak market conditions in the Company's rail distribution business. Construction products' net sales increased 4.1% to $32.0 million in the second quarter of 2002. This was the result of an increase in revenue recognized for fabricated bridge products, and an increase in the production capacity for precast concrete buildings, since the start-up of the Company's new Hillsboro, TX facility in the fourth quarter of 2001. Tubular products' sales declined 14.2% from the same quarter of 2001 due primarily to low demand for coated pipe. Changes in net sales are generally the result of changes in volume rather than changes in prices.

The gross profit margin for the total Company was 12.3% in the second quarter of 2002 compared to 12.6% in the same quarter last year. The 2001 second quarter nonrecurring pretax charges, discussed above, reduced the gross margin by 0.1 percentage points. Rail products' profit margin declined 0.2 percentage points to 10.3% from the same period last year. Excluding nonrecurring pretax charges in the second quarter of 2001, Rail products' profit margin for the second quarter of 2002 declined 0.3 percentage points. Repair and maintenance costs at the Grand Island, NE concrete tie plant and a decline in production levels for certain CXT rail products had a negative impact on margins, during the second quarter of 2002. Construction products' margin was almost the same as last year's second quarter. Tubular products' 2.9 percentage point drop in gross margin was primarily the result of low volume inefficiencies at the Birmingham, AL pipe-coating facility caused by the sales decline, mentioned above.

Excluding the prior year's second quarter non-recurring pretax charges of $0.1 million and amortization expense of $0.1 million, selling and administrative expenses declined 8.6% compared to the same period of 2001. This decline can be attributed to cost control measures and the elimination of the sign structure business. Other income in the second quarter of 2002 includes approximately $0.3 million accrued dividend income on the DM&E Preferred Stock. Other income in the same period of 2001 included $0.2 million accrued dividend income on the DM&E Preferred Stock. The decline in interest expense resulted from the reduction of debt. The Company's effective tax rate increased significantly in 2002 due to continued losses at its Canadian signaling operations. The provision for income taxes was recorded at approximately 49% in the second quarter of 2002 as compared to approximately 41% in the second quarter of 2001.


First Six Months of 2002 Results of Operations
----------------------------------------------

The Company recorded net income of $0.4 million, or $0.05 per diluted share on net sales of $134.0 million for the first six months of 2002. This compares to a net loss of $0.9 million, or $0.09 per diluted share on net sales of $136.4 million for the same period in 2001. Results for the first six months of 2002 do not include the transitional goodwill impairment charges that the Company expects to record as a result of adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The Company has completed the first step of the transitional goodwill impairment test for all reporting units and the results indicate impairment. The Company has $4.9 million subject to impairment review and expects to finalize the measurement of the impairment in the third quarter. The expected transition impairment will be recognized as the cumulative effect of a change in accounting principle and will be retroactively recorded to the required date of adoption, January 1, 2002. Results for the first six months of 2001 included nonrecurring pretax charges of $1.5 million related to the Company's plan to consolidate sales and administrative functions and plant operations, and $0.3 million of goodwill amortization.

Rail products' net sales for the first half of 2002 were $64.3 million, a 9.7% decline from the prior year period. This decline in sales can be attributed to poor market conditions for rail, and management's decision to reduce levels of used rail inventory in 2001. Construction products' net sales improved 13.3% from last year's first six months. This improvement was primarily due to a strong 2001 year-end backlog of fabricated bridge products and the January 2002 acquisition of the net assets of Gruelich Bridge Products. (See Other Matters.) The availability of some sheet piling in the first quarter of 2002, and the production of precast concrete buildings at the new Hillsboro, TX facility, also contributed to the increase in sales for 2002. Pipe products' sales declined 26.2% due primarily to lower demand for pipe coating services during the first four months of 2002.

The gross margin percentage for the Company was 11.6% in the first six months of 2002 and 11.3% in the same period of 2001. The pretax charges, discusses above, reduced the 2001 gross margin by 0.7 percentage points. During the first six months of 2002, Rail products' profit margins improved to 9.9%, an increase of
1.4 percentage points from the same period in 2001. Last year was negatively impacted by costs associated with the shutdown of the Company's trackwork facility in Pomeroy, OH and the reduction of used rail inventory through low margin sales. Excluding these non-recurring pretax charges in the first half of 2001, rail products' gross margin improved 0.5 percentage points in 2002. Construction products' profit margins declined 0.4 percentage points primarily as a result of costs associated with the start-up of the Company's Hillsboro, TX facility.

Excluding the prior year's non-recurring pretax charges of $0.5 million and amortization expense of $0.3 million, selling and administrative expenses declined 8.0% compared to the same period of 2001. This decline can be attributed to cost control measures and the elimination of the sign structure business. Other income in 2002 includes approximately $0.6 million accrued dividend income on the DM&E Preferred Stock. Other income in the same period of 2001 included $0.4 million accrued dividend income on the DM&E Preferred Stock. The decline in interest expense resulted from the reduction of debt. The provision for income taxes was recorded at approximately 62% in the first six months of 2002 and approximately 41% in the first six months of 2001. Exclusive of the non-deductible Canadian losses, the Company's 2002 effective tax rate is 41%.


Liquidity and Capital Resources
-------------------------------

The Company generates operational cash flow from the sale of inventory and the collection of accounts receivable. During the first six months of 2002, the average turnover rate for accounts receivable improved over the same period in 2001. The average inventory turnover rate for the first six months of 2002 also improved over the average rate for the same period in 2001. Working capital at June 30, 2002 was $60.0 million compared to $62.0 million at December 31, 2001.

Management's emphasis on improving working capital utilization resulted in an $11.7 million reduction in inventory and a $12.3 million reduction in receivables since June 30, 2001. These improvements have allowed the Company to reduce debt by $15.6 million from a year ago.

The Company's Board of Directors has authorized the purchase of up to 1,500,000 shares of its Common stock at prevailing market prices. The timing and extent of purchases will depend on market conditions and options available to the Company for alternative uses of its resources. No purchases were made in the first half of 2002. In the first half of 2001, the Company purchased 25,000 shares at a cost of $75,000. From August 1997 through June 2002, the Company had repurchased 973,398 shares at a cost of approximately $5.0 million.

Including the Greulich acquisition, discussed in Other Matters, the Company had capital expenditures of approximately $5.2 million in the first six months of 2002. Total capital expenditures in 2002 are expected to be approximately $7.0 million and are anticipated to be funded by cash flow from operations and available external financing sources.

Total revolving credit agreement borrowings at June 30, 2002 were $30.0 million, a decrease of $5.0 million from December 31, 2001. At June 30, 2002, amounts available under this facility were approximately $16.4 million. Outstanding letters of credit at June 30, 2002 were approximately $2.7 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

The revolving credit agreement interest rate is, at the Company's option, based on the prime rate, the domestic certificate of deposit rate (CD rate) or the Euro-bank rate (LIBOR). The interest rates are established quarterly based upon cash flow and the level of outstanding borrowings to debt as defined in the agreement. These rates can range from the prime rate to prime plus 0.25%, the CD rate plus 0.575% to 1.8%, or the LIBOR rate plus 0.575% to 1.8%. Borrowings under the agreement, which expires July 1, 2003, are secured by eligible accounts receivable, inventory, and the pledge of the Company-held Dakota, Minnesota & Eastern Railroad Corporation Preferred Stock.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio, and a maximum level for the consolidated total indebtedness to EBITDA ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets. As of June 30, 2002, the Company was in compliance with all of the agreement's covenants.


Dakota, Minnesota & Eastern Railroad
------------------------------------

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which operates over 1,100 miles of track in five states.

At June 30, 2002, the Company's investment was comprised of, $0.2 million of DM&E common stock, $1.5 million of the Series B Preferred Stock and warrants, $6.0 million of the Series C Preferred Stock and warrants, and $0.8 million of DM&E Preferred Series C-1 Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of $3.2 million. (See Other Matters for recent developments.)

In June 1997, the DM&E announced its plan to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to be in excess of $1.5 billion. The Project received final approval by the Surface Transportation Board
(STB) in January 2002. Litigation has been initiated challenging the STB's approval of the Project and the DM&E's right to utilize eminent domain.

If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E could increase significantly.


Other Matters
-------------

On July 30, 2002, the DM&E announced the acquisition of the 1,400 mile regional railroad formerly owned by the I&M Rail Link, LLC. The Company participated in the financing of this acquisition with an additional $0.5 million investment for Series D Preferred Stock and warrants. On a fully diluted basis, the Company's ownership in the DM&E is approximately 13.6%.

In July 2002, the Company agreed to sell substantially all of the assets at its St. Marys, WV mine tie facility. Management expects this sale to close in the third quarter of 2002 and anticipates a nominal gain on the sale.

On January 4, 2002, the Company acquired substantially all of the equipment, inventory, intellectual property, and customer backlog of the Greulich Bridge Products Division of Harsco Corporation. The purchase price of approximately $2.2 million consisted of: equipment of $1.0 million, inventory (net of trade payables) of $0.5 million, intangible assets of $0.5 million, and goodwill of $0.2 million. These assets will be utilized in the Company's fabricated bridge products operations in the Construction products segment, and the results of operations of these assets have been included in the consolidated financial statements since the date of acquisition. The acquisition established the Company as the leading supplier of bridge decking in the United States and is expected to result in production efficiencies and increased business volume. The goodwill associated with this transaction is expected to be deductible for tax purposes.

Operations at the Company's Newport, KY pipe-coating facility were suspended in 1998 in response to unfavorable market conditions. In 1999, the Company recorded an impairment loss to reduce these assets to their anticipated market value. Management is currently negotiating the sale of these assets. Provided the sale is consummated pursuant to the current terms and conditions of the negotiations, management believes the proceeds will be sufficient to recover the net book value of the assets.

In 1998, the Company purchased assets, primarily comprised of intellectual property related to the business of supplying rail signaling and communication devices, for approximately $1.7 million. To date, this operation, headquartered in Canada, has not generated significant revenues. The Company continues to develop and test, in the market, products associated with the acquired intellectual property. While market acceptance of these products is expected, the Company is also exploring the sale of the intellectual property or a strategic joint venture. Projected cash flows from any of these options will be adequate to support the carrying value of the operation.

Management continues to evaluate the overall performance of its operations. A decision to terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


Outlook
-------

The Company has an exclusive agreement with a steel mill to distribute sheet piling in North America. Although production of sheet piling commenced in the first quarter of 2001, the Company continues to have difficulty in obtaining piling on a consistent basis. The quantity acquired to date has not materially impacted results, and management does not expect this situation to improve through the remainder of 2002.

Specialty trackwork sales of the Company's Rail segment depend primarily on one source, in which the Company maintains a 30% ownership position. At June 30, 2002 and 2001, the Company had advanced to this supplier inventory progress payments of $4.5 million and $6.9 million, respectively. During the first six months of 2002 and 2001, the volume of business the supplier conducted with this Company was approximately $6.8 million and $3.6 million, respectively. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings and cash flows.

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

Although backlog is not necessarily indicative of future operating results, total Company backlog at June 30, 2002, was approximately $130.9 million. The following table provides the backlog by business segment:

                                                Backlog
                         ------------------------------------------------------
                            June 30,         December 31,         June 30,
(In thousands)                2002               2001               2001
-------------------------------------------------------------------------------
Rail Products                   $58,829             $64,641            $88,319
Construction Products            69,262              59,808             59,598
Tubular Products                  2,791               1,307              2,790
-------------------------------------------------------------------------------
  Total                        $130,882            $125,756           $150,707
===============================================================================

The reduction in rail segment backlog from a year ago reflects the effect of CXT billings against long-term production contracts. Total billings under these contracts were $18.7 million since July 1, 2001.


Critical Accounting Policies
----------------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgements of the amounts and disclosures included in the financial statements giving due regard to materiality. For more information regarding the Company's critical accounting policies, please see the discussion in Management's Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2001.


Market Risk and Risk Management Policies
----------------------------------------

The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. One interest rate collar agreement, which expires in March 2006, has a notional value of $15.0 million with a maximum annual interest rate of 5.60%, and a minimum annual interest rate of 5.00%, and is based on LIBOR. The counter-party to the collar agreement has the option, on March 6, 2005, to convert the $15.0 million note to a one-year fixed-rate instrument with interest payable at an annual rate of 5.49%. A second interest rate collar agreement, which expires in April 2006, has a notional value of $10.0 million with a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%, and is based on LIBOR. The counter-party to the collar agreement has the option, on April 18, 2004, to convert the $10.0 million note to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. The interest rate swap agreement, which expires in December 2004, has a notional value of $2.8 million at June 30, 2002 and is designed to fix the total interest rate at 7.42%. The Company is obligated to pay additional interest on the swap if LIBOR exceeds 7.249%.

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does, however, hedge the cash flows of operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction. At June 30, 2002, the Company had outstanding foreign currency forward contracts to purchase $525,000 Canadian for approximately $330,000 US.

During the three months ended June 30, 2002 and 2001, unrealized net gains (losses) on derivative instruments of approximately ($95,000) and $75,000, respectively, net of related tax effects, were recorded in comprehensive income (loss). During the six months ended June 30, 2002 and 2001, unrealized net gains (losses) on derivative instruments of approximately $82,000 and ($37,000), respectively, net of related tax effects, were recorded in comprehensive income (loss).

The Company may enter into additional swaps or other financial instruments to set all or a portion of its borrowings at fixed rates.


Forward-Looking Statements
--------------------------

Statements relating to the potential value or viability of the DM&E or the Project, or management's belief as to such matters, are forward-looking statements and are subject to numerous contingencies and risk factors. The Company has based its assessment on information provided by the DM&E and has not independently verified such information. In addition to matters mentioned above, factors which can adversely affect the value of the DM&E, its ability to complete the Project or the viability of the Project include the following: labor disputes, any inability to obtain necessary environmental and government approvals for the Project in a timely fashion, the DM&E's ability to continue to obtain interim funding to finance the project, the expense of environmental mitigation measures required by the Surface Transportation Board, an inability to obtain financing for the Project, competitors' response to the Project, market demand for coal or electricity and changes in environmental laws and regulations.

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements made from time to time by representatives of the Company. Additional delays in production of steel sheet piling would, for example, have an adverse effect on the Company's performance. The inability to negotiate the sale of certain assets could result in an impairment in future periods. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, taxes, inflation and governmental regulations. Sentences containing words such as "anticipates", "expects", or "will" generally should be considered forward-looking statements.

                            PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         -----------------

See  Note  7,  "Commitments  and  Contingent  Liabilities",   to  the  Condensed
Consolidated Financial Statements.


Item 4.  RESULTS OF VOTES OF SECURITY HOLDERS
         ------------------------------------

At the Company's annual meeting on May 15, 2002, the following individuals were elected to the Board of Directors:

                                  For                       Withheld
Name                              Election                  Authority
-----------------------------------------------------------------------
Lee B. Foster II                  8,521,614                 437,898
Stan L. Hasselbusch               8,535,911                 423,601
Henry J. Massman IV               8,842,416                 117,096
Diane B. Owen                     8,848,707                 110,805
John W. Puth                      8,848,514                 110,998
William H. Rackoff                8,842,416                 117,096


The stockholders also voted to approve Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2002. The following table sets forth the results of the vote for independent auditors:


       For                         Against
     Approval                      Approval                 Abstained
-----------------------------------------------------------------------

    8,781,231                      92,981                    85,300


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

    10.17 Lease between Registrant and the City of Hillsboro for property located in Hill County, TX, dated February 22, 2002.

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

   10.45 Medical Reimbursement Plan, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 1992. **

   10.46              Leased Vehicle Plan, as amended and restated, filed as
                      Exhibit 10.46 to form 10-K for the year ended December 31, 2000. **

   10.50 L. B. Foster Company 2002 Incentive Compensation Plan, filed as Exhibit 10.50 to Form 10-Q for the quarter ended March 31, 2002. **

   10.51              Supplemental Executive Retirement Plan, filed as Exhibit
                      10.51 to Form 10-K for the year ended December 31, 1994.
                      **

   19                 Exhibits marked with an asterisk are filed herewith.

   ** Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.


b)       Reports on Form 8-K

              The Registrant filed no reports on Form 8-K during the six-month period ended June 30, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        L.B. FOSTER COMPANY
                                        --------------------
                                            (Registrant)


Date:  August 14, 2002                  By:/s/David J. Russo
       ----------------                 -----------------------
                                        David J. Russo
                                        Vice President and
                                        Chief Financial Officer
                                       (Duly Authorized Officer of Registrant)

CERTIFICATION UNDER SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of L. B. Foster Company.


                                           /s/Stan L. Hasselbusch
                                           ---------------------------
                                           Stan L. Hasselbusch
                                           President and
                                           Chief Executive Officer
                                           August 14, 2002



                                           /s/David J. Russo
                                           ---------------------------
                                           David J. Russo
                                           Vice President and
                                           Chief Financial Officer
                                           August 14, 2002