Form 10-Q
period 2002-09-30
FOSTER L B CO
filed 2002-11-14
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    September 30, 2002

Commission File Number    0-10436
                          -------

                              L. B. Foster Company
             (Exact name of Registrant as specified in its charter)

                Pennsylvania                     25-1324733
         (State of Incorporation)    (I. R. S. Employer Identification No.)

            415 Holiday Drive, Pittsburgh, Pennsylvania     15220
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

                       Yes  X              No

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date.

    Class                                   Outstanding at November 1, 2002
    -----                                  -------------------------------

 Common Stock, Par Value $.01                     9,527,522 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX


PART I.  Financial Information                                       Page
------------------------------

    Item 1.  Financial Statements:

               Condensed Consolidated Balance Sheets                   3

               Condensed Consolidated Statements of Income             4

               Condensed Consolidated Statements of Cash Flows         5

               Notes to Condensed Consolidated
               Financial Statements                                    6

    Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        13


PART II.  Other Information

    Item 1.    Legal Proceedings                                      20

    Item 4.    Controls and Procedures                                20

    Item 6.    Exhibits and Reports on Form 8-K                       20


Signature                                                             23

Certification under Section 302(a) of the
    Sarbanes-Oxley Act of 2002                                        24

Certification under Section 906 of the
    Sarbanes-Oxley Act of 2002                                        26

             PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                               September 30,     December 31,
                                                 2002                2001
                                             --------------    ----------------
ASSETS                                        (Unaudited)
Current Assets:
  Cash and cash equivalents                          $1,147              $4,222
  Accounts and notes receivable:
    Trade                                            47,591              52,730
    Other                                               182                 334
--------------------------------------------------------------------------------
                                                     47,773              53,064
  Inventories                                        32,328              43,444
  Current deferred tax assets                         1,491               1,491
  Other current assets                                3,855                 814
  Property held for resale                            1,333               1,333
--------------------------------------------------------------------------------
Total Current Assets                                 87,927             104,368
--------------------------------------------------------------------------------

Property, Plant & Equipment - At Cost                69,127              64,465
Less Accumulated Depreciation                       (33,457)            (30,514)
--------------------------------------------------------------------------------
                                                     35,670              33,951
--------------------------------------------------------------------------------
Other Assets:
  Goodwill                                              350               5,131
  Other intangibles - net                             1,537               1,324
  Investments                                        12,470              11,104
  Deferred tax assets                                 2,286               1,184
  Other assets                                        1,438               2,980
--------------------------------------------------------------------------------
Total Other Assets                                   18,081              21,723
--------------------------------------------------------------------------------
TOTAL ASSETS                                       $141,678            $160,042
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                 $664                $809
  Short-term borrowings                                   -               5,000
  Accounts payable - trade                           22,666              29,290
  Accrued payroll and employee benefits               2,151               2,546
  Current deferred tax liabilities                    1,201               1,201
  Other accrued liabilities                           3,341               3,511
--------------------------------------------------------------------------------
Total Current Liabilities                            30,023              42,357
--------------------------------------------------------------------------------
Long-Term Borrowings                                 27,790              30,000
--------------------------------------------------------------------------------
Other Long-Term Debt                                  3,576               2,758
--------------------------------------------------------------------------------
Deferred Tax Liabilities                              4,968               4,968
--------------------------------------------------------------------------------
Other Long-Term Liabilites                            4,163               2,814
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock                                          102                 102
  Paid-in capital                                    35,143              35,233
  Retained earnings                                  39,937              46,632
  Treasury stock                                     (3,629)             (3,926)
  Accumulated other comprehensive loss                 (395)               (896)
--------------------------------------------------------------------------------
Total Stockholders' Equity                           71,158              77,145
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $141,678            $160,042
================================================================================
See Notes to Condensed Consolidated Financial Statements.


                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                            Three Months                         Nine Months
                                               Ended                                Ended
                                            September 30,                       September 30,
---------------------------------------------------------------------------------------------------------
                                       2002               2001              2002               2001
---------------------------------------------------------------------------------------------------------
                                             (Unaudited)                         (Unaudited)

Net Sales                             $66,987            $75,884          $200,981           $212,248
Cost of Goods Sold                     58,633             66,125           177,122            187,014
---------------------------------------------------------------------------------------------------------
Gross Profit                            8,354              9,759            23,859             25,234

Selling and Administrative
 Expenses                               7,044              7,315            20,594             22,791
Interest Expense                          669                900             1,976              2,796
Other Expense (Income)                  3,834               (203)            3,324               (620)
---------------------------------------------------------------------------------------------------------
                                       11,547              8,012            25,894             24,967
---------------------------------------------------------------------------------------------------------
(Loss) Income Before Income
  Taxes and Cumulative Effect
  of Change in Accounting
  Principle                            (3,193)             1,747            (2,035)               267

Income Tax (Benefit) Expense             (446)               717               270                111
---------------------------------------------------------------------------------------------------------

(Loss) Income Before Cumulative
  Effect of Change in Accounting
  Principle                            (2,747)             1,030            (2,305)               156

Cumulative Effect of Change
  in Accounting Principle,
  Net of Tax                                -                  -            (4,390)                 -
---------------------------------------------------------------------------------------------------------

Net (Loss) Income                     ($2,747)            $1,030           ($6,695)              $156
=========================================================================================================

Basic & Diluted (Loss)
  Earnings Per Share:
   Before Cumulative Effect
   of Change in Accounting
   Principle                           ($0.29)             $0.11            ($0.24)             $0.02
   Cumulative Effect of
   Change in Accounting
   Principle, Net of Tax                   -                  -              (0.46)                 -
---------------------------------------------------------------------------------------------------------
Net (Loss) Income                      ($0.29)             $0.11            ($0.71)             $0.02
=========================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                  L. B. FOSTER COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)

                                                              Nine Months
                                                          Ended September 30,
                                                          2002            2001
--------------------------------------------------------------------------------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income before cumulative
 effect of accounting change                           ($2,305)           $156
Adjustments to reconcile net (loss) income
 to net cash provided by operating activities:
    Depreciation and amortization                        3,808           4,234
    Loss on sale of property, plant and equipment           56              16
    Impairment of equity investment                      1,793               -
    Unrealized loss on derivative mark-to-market         2,260               -
    Deferred income taxes                                 (926)              -
Change in operating assets and liabilities:
    Accounts receivable                                  5,264          (1,548)
    Inventories                                         11,875          17,518
    Other current assets                                (2,890)           (390)
    Other noncurrent assets                               (817)            224
    Accounts payable - trade                            (6,819)         (2,734)
    Accrued payroll and employee benefits                 (395)           (611)
    Other current liabilities                             (171)         (1,015)
    Other liabilities                                      (20)             12
--------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities             10,713          15,862
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant
      and equipment                                        243             216
    Capital expenditures on property, plant
      and equipment                                     (3,920)         (2,938)
    Purchase of DM&E stock                                (500)           (800)
    Acquisition of business                             (2,214)              -
--------------------------------------------------------------------------------
  Net Cash Used by Investing Activities                 (6,391)         (3,522)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of revolving credit agreement
      borrowings                                       (35,000)        (10,000)
    Proceeds from revolving credit agreement
      borrowings                                        27,790               -
    Debt issuance costs                                   (451)              -
    Exercise of stock options and stock awards             207              92
    Treasury stock acquisitions                              -             (75)
    Proceeds (repayment) of long-term debt                  55            (709)
--------------------------------------------------------------------------------
  Net Cash Used by Financing Activities                 (7,399)        (10,692)
--------------------------------------------------------------------------------

Effect of exchange rate on cash                              2             (35)
--------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents    (3,075)          1,613

Cash and Cash Equivalents at Beginning of Period         4,222               -
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period              $1,147          $1,613
================================================================================

Supplemental Disclosure of Cash Flow Information:

    Interest Paid                                       $2,349          $3,152
================================================================================
    Income Taxes Paid                                     $747            $695
================================================================================

During the first nine months of 2002 and 2001, the Company financed certain capital expenditures totaling $618,000 and $102,000, respectively, through the execution of capital leases.

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS
   --------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.


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

SFAS 142 establishes new accounting and reporting requirements for goodwill and intangible assets, including new measurement techniques for evaluating the recoverability of such assets. Under SFAS 142, all goodwill amortization ceased as of January 1, 2002. Goodwill attributable to each of the Company's reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. As a result of the adoption of SFAS 142, the Company recognized a total pre-tax charge of $4.9 million, of which $3.6 million related to the Rail products segment (primarily from the 1999 acquisition of CXT Incorporated), and $1.3 million related to the Construction products segment (from the 1997 acquisition of the Precise Fabricating Corporation). The fair values of these reporting units were determined using discounted cash flows based on the projected financial information of the reporting units. On an ongoing basis (absent of any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter.

Under SFAS 142, the impairment charge recognized at adoption is reflected as a cumulative effect of a change in accounting principle, effective January 1, 2002. Any impairment adjustments recognized on an ongoing basis are recognized as a component of continuing operations.

The carrying amount of goodwill attributable to each segment, after the non-cash charges for the adoption of SFAS 142 at January 1, 2002 are detailed as follows:

                                          Rail           Construction     Tubular
                                        Products           Products      Products
(in thousands)                           Segment            Segment       Segment       Total
------------------------------------------------------------------------------------------------

Balance as of December 31, 2001          $3,664             $1,467           -          $5,131

Goodwill impairment - January 1, 2002    (3,664)            (1,267)          -          (4,931)

Goodwill acquired - Greulich Bridge           -                150           -             150

------------------------------------------------------------------------------------------------
Balance as of September 30, 2002              -               $350           -            $350
================================================================================================

As required by SFAS 142, the Company reassessed the useful lives of its identifiable intangible assets and determined that no changes were required. As the Company has no indefinite lived intangible assets, all intangible assets will continue to be amortized over their remaining useful lives ranging from 60 to 120 months, with a total weighted average amortization period of less than eight years. The components of the Company's intangible assets are as follows:


                                  September 30, 2002                      December 31, 2001
---------------------------------------------------------------------------------------------------
                          Gross Carrying     Accumulated         Gross Carrying     Accumulated
(in thousands)                Amount         Amortization            Amount         Amortization
---------------------------------------------------------------------------------------------------
Intellectual property         $1,589            ($831)               $1,589             ($686)
Licensing agreements             400              (70)                  375               (21)
Non-compete agreements           350              (53)                    -                 -
Patents                          200              (48)                  100               (33)
---------------------------------------------------------------------------------------------------
Total                         $2,539          ($1,002)               $2,064             ($740)
===================================================================================================

Amortization expense for the nine months ended September 30, 2002 and 2001 was $263,000 and $184,000, respectively. Future estimated amortization expense is as follows:

                                                       Estimated
                                                     Amortization
(in thousands)                                          Expense
------------------------------------------------------------------
For the year ended December 31,
                                    2002                 $350
                                    2003                  350
                                    2004                  350
                                    2005                  350
                              Thereafter                  400
==================================================================

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS 142 been adopted for all periods presented:

                                                            Three Months Ended                    Nine Months Ended
                                                              September 30,                         September 30,
(in thousands, except per share amounts)                  2002              2001                2002              2001
---------------------------------------------------------------------------------------------------------------------------
Reported net (loss) income                             ($2,747)           $1,030             ($6,695)             $156
Amortization of goodwill, net of tax                         -               103                   -               310
---------------------------------------------------------------------------------------------------------------------------
Adjusted net (loss) income                             ($2,747)           $1,133             ($6,695)             $466
===========================================================================================================================
Basic and diluted (loss) earnings per share:
Reported net (loss) income                              ($0.29)            $0.11              ($0.71)            $0.02
Amortization of goodwill, net of tax                         -              0.01                   -              0.03
---------------------------------------------------------------------------------------------------------------------------
Adjusted basic and diluted (loss) earnings per share:   ($0.29)            $0.12              ($0.71)            $0.05
===========================================================================================================================

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146), effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. This statement supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The Company does not expect this standard to have a material effect on the Company's consolidated financial statements.


3. ACCOUNTS RECEIVABLE
   -------------------

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at September 30, 2002 and December 31, 2001 have been reduced by an allowance for doubtful accounts of ($988,000) and ($812,000), respectively. Bad debt expense was $165,000 and $249,000 for the nine-month periods ended September 30, 2002 and 2001, respectively.


4. INVENTORIES
   -----------
Inventories of the Company at September 30, 2002 and December 31, 2001 are summarized as follows in thousands:

                               September 30,            December 31,
                                   2002                     2001
------------------------------------------------------------------------

Finished goods                    $24,047                  $34,070
Work-in-process                     5,437                    5,551
Raw materials                       4,777                    5,756
------------------------------------------------------------------------

Total inventories at
  current costs                    34,261                   45,377
(Less):
LIFO reserve                       (1,333)                  (1,333)
Inventory valuation reserve          (600)                    (600)
------------------------------------------------------------------------
                                  $32,328                  $43,444
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


5. BORROWINGS

On September 26, 2002, the Company entered into a new credit agreement with a syndicate of three banks led by PNC Bank, N.A. The new agreement provides for a revolving credit facility of up to $60,000,000 in borrowings to support the Company's working capital and other liquidity requirements.

The revolving credit facility, which matures in September 2005, is secured by substantially all of the inventory and trade receivables owned by the Company. Availability under the agreement is limited by the amount of eligible inventory and accounts receivable applied against certain advance rates. Proceeds from the new facility were used to repay and retire the Company's previous credit agreement, which was to mature in July 2003. Interest on the new credit facility is based on LIBOR plus a spread ranging from 1.75% to 2.5%.


6. OTHER EXPENSE (INCOME)
   ----------------------

The components of other expense (income) were as follows:

                                   Three Months Ended       Nine Months Ended
                                      September 30             September 30
(in thousands)                      2002        2001       2002           2001
--------------------------------------------------------------------------------
Unrealized loss on derivative
 mark-to-market                    $2,260       $ -      $2,260           $ -
Impairment of equity investment     1,793         -       1,793             -
Accrued dividend income on DM&E
 Preferred Stock                     (247)     (220)       (866)         (661)
Other                                  28        17         137            41
--------------------------------------------------------------------------------
Other expense (income)             $3,834     ($203)     $3,324         ($620)
================================================================================

Other expense (income) for the quarter and nine months ended September 30, 2002 includes a non-cash charge of $2,260,000 related to the mark-to-market accounting for derivative instruments as a result of the Company entering into a new credit agreement late in the third quarter. The new credit agreement, as discussed in Note 5, discontinued the hedging relationship of the Company's interest rate collars with the underlying debt instrument. The Company will continue to record the mark-to-market adjustments on the interest rate collars, through 2006, in its consolidated income statement, as the existing interest rate-related derivatives are not deemed to be effective hedges of the new credit facility.

The 2002 third quarter and nine-month results also include a non-cash charge of $1,793,000 related to impairment of the Company's investment in its specialty trackwork supplier. The loss in value of this investment was driven by the continued deterioration of certain rail markets and was determined to be "other than temporary" based on discounted cash flow estimates prepared pursuant to the provisions of APB 18 "The Equity Method of Accounting for Investments in Common Stock".


7. (LOSS) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
(in thousands, except earnings per share)           2002                2001            2002             2001
-----------------------------------------------------------------------------------------------------------------

Numerator:
 Numerator for basic and diluted
  earnings per common share -
  net income available to common
  stockholders:
-----------------------------------------------------------------------------------------------------------------
 Net (loss) income                                  ($2,747)          $1,030          ($6,695)            $156
=================================================================================================================
Denominator:
  Weighted average shares                             9,519            9,435            9,485            9,427
-----------------------------------------------------------------------------------------------------------------
 Denominator for basic earnings
  per common share                                    9,519            9,435            9,485            9,427

Effect of dilutive securities:
 Contingent issuable shares pursuant to
  the Company's Incentive
  Compensation Plans                                     -                55                -               20
 Employee stock options                                  -                33                -               36
-----------------------------------------------------------------------------------------------------------------
Dilutive potential common shares                         -                88                -               56

Denominator for diluted earnings
 per common share - adjusted weighted
 average shares and assumed conversions               9,519            9,523            9,485            9,483
=================================================================================================================


Basic (loss) earnings per common share               ($0.29)           $0.11           ($0.71)           $0.02
===================================================================================================================



Diluted (loss) earnings per common share             ($0.29)           $0.11           ($0.71)           $0.02
===================================================================================================================

Since the Company incurred losses applicable to common stockholders in all 2002 periods presented, the inclusion of dilutive securities in the calculation of weighted average common shares is anti-dilutive and therefore, there is no difference between basic and diluted earnings per share.



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

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, these proceedings will not materially affect the financial position of the Company.

At September 30, 2002, the Company had outstanding letters of credit of approximately $2,772,000.


9. BUSINESS SEGMENTS
   -----------------

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits/(losses) of the Company by segment:


                           Three Months Ended             Nine Months Ended
                           September 30, 2002            September 30, 2002
                          Net          Segment          Net          Segment
(in thousands)           Sales       Profit/(Loss)     Sales      Profit/(Loss)*
--------------------------------------------------------------------------------
Rail products          $33,299           ($550)       $97,569         ($1,508)
Construction products   30,451             622         92,460           1,438
Tubular products         3,237             233         10,952             854
--------------------------------------------------------------------------------
  Total                $66,987            $305       $200,981            $784
================================================================================

* Excludes goodwill impairment as a result of adoption of SFAS 142 of $3,664,000 for Rail products and $1,267,000 for Construction products.

                                        Three Months Ended
                                        September 30, 2001

                                                       Reported                                      Adjusted
                                   Net                  Segment               Goodwill                Segment
(in thousands)                    Sales              Profit/(Loss)          Amortization           Profit/(Loss)
--------------------------------------------------------------------------------------------------------------------
Rail products                   $38,604                  ($469)                  $54                   ($415)
Construction products            31,350                  1,096                    56                   1,152
Tubular products                  5,930                  1,012                     -                   1,012
--------------------------------------------------------------------------------------------------------------------
  Total                         $75,884                 $1,639                  $110                  $1,749
====================================================================================================================

                                        Nine Months Ended
                                        September 30, 2001

                                                       Reported                                      Adjusted
                                   Net                  Segment               Goodwill                Segment
(in thousands)                    Sales              Profit/(Loss)          Amortization           Profit/(Loss)
--------------------------------------------------------------------------------------------------------------------
Rail products                  $109,788                ($3,170)                 $163                 ($3,007)
Construction products            86,073                  1,303                   169                   1,472
Tubular products                 16,387                  2,290                     -                   2,290
--------------------------------------------------------------------------------------------------------------------
  Total                        $212,248                   $423                  $332                    $755
====================================================================================================================

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

The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total had the non-amortization provisions of SFAS 142 been adopted for all periods presented:

                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
(in thousands)                                                2002               2001             2002               2001
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) for reportable segments*                        $305              $1,639            $784                $423
Goodwill amortization for reportable segments                    -                 110               -                 332
-------------------------------------------------------------------------------------------------------------------------------
Adjusted income (loss) for reportable segments                 305               1,749             784                 755
Cost of capital for reportable segments                      3,449               3,364           9,476               9,960
Interest expense                                              (669)               (900)         (1,976)             (2,796)
Other income (expense)                                      (3,834)                203          (3,324)                620
Unallocated goodwill amortization                                -                  28               -                  84
Corporate expense and other unallocated charges             (2,444)             (2,559)         (6,995)             (7,940)
-------------------------------------------------------------------------------------------------------------------------------
Adjusted (loss) income before income taxes and
  cumulative effect of change in accounting principle      ($3,193)             $1,885         ($2,035)               $683
===============================================================================================================================

* Excludes goodwill impairment as a result of adoption of SFAS 142 of $3,664,000 for Rail products and $1,267,000 for Construction products.

The Company's emphasis on improving working capital utilization has resulted in a reduction to inventory and accounts receivable for the Rail segment of approximately $9,700,000, from December 31, 2001. However, the Construction segment's net assets increased approximately $2,000,000 from December 31, 2001 due primarily to the growth of the Company's Fabricated Products division. This division acquired assets from the Greulich Bridge Products Division of Harsco Corporation (See Other Matters section of Management's Discussion and Analysis of Financial Condition & Results of Operations), and expanded its Bedford, PA operations.


10. COMPREHENSIVE (LOSS) INCOME
    ---------------------------

Comprehensive (loss) income represents net (loss) income plus certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Income. The components of comprehensive (loss) income, net of tax, were as follows:

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30                    September 30
(in thousands)                                                     2002             2001            2002            2001
-----------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                               ($2,747)          $1,030         ($6,695)            $156
Cumulative transition adjustment of a change in accounting
  principle (SFAS No. 133)                                            -                -               -              (48)
Unrealized derivative losses on cash flow hedges
  (SFAS No. 133)                                                   (778)            (726)           (696)            (763)
Reclassification adjustment for derivative losses included
   in net losses                                                  1,222                -           1,222                -
Foreign currency translation losses                                 (25)             (16)            (25)             (19)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss) income                                     ($2,328)            $288         ($6,194)           ($674)
=============================================================================================================================

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


                           Three Months Ended            Nine Months Ended
                              September 30,                 September 30,
--------------------------------------------------------------------------------
                           2002           2001           2002          2001
--------------------------------------------------------------------------------
                                         (Dollars in thousands)
Net Sales:
  Rail Products           $33,299        $38,604         $97,569      $109,788
  Construction Products    30,451         31,350          92,460        86,073
  Tubular Products          3,237          5,930          10,952        16,387
--------------------------------------------------------------------------------
      Total Net Sales     $66,987        $75,884        $200,981      $212,248
================================================================================
Gross Profit:
  Rail Products            $3,394         $3,773          $9,776        $9,791
  Construction Products     4,670          4,665          12,914        12,189
  Tubular Products            652          1,469           2,133         3,940
  Other                      (362)          (148)           (964)         (686)
--------------------------------------------------------------------------------
      Total Gross Profit    8,354          9,759          23,859        25,234
--------------------------------------------------------------------------------

Expenses:
  Selling and admin-
    istrative expenses      7,044          7,315          20,594        22,791
  Interest expense            669            900           1,976         2,796
  Other expense (income)    3,834           (203)          3,324          (620)
--------------------------------------------------------------------------------
      Total Expenses       11,547          8,012          25,894        24,967
--------------------------------------------------------------------------------

(Loss) Income Before
  Income Taxes             (3,193)         1,747          (2,035)          267
Income Tax (Benefit)
  Expense                    (446)           717             270           111
--------------------------------------------------------------------------------
(Loss) Income Before
  Cumulative Effect
  of Change in Account-
  ing Principle           ($2,747)        $1,030         ($2,305)         $156
Cumulative Effect of
  Change in Accounting
  Principle, Net of Tax         -              -          (4,390)            -
--------------------------------------------------------------------------------
Net (Loss) Income         ($2,747)        $1,030         ($6,695)         $156
================================================================================
Gross Profit %:
  Rail Products             10.2%           9.8%           10.0%          8.9%
  Construction Products     15.3%          14.9%           14.0%         14.2%
  Tubular Products          20.1%          24.8%           19.5%         24.0%
      Total Gross Profit    12.5%          12.9%           11.9%         11.9%

Third Quarter 2002 Results of Operations
----------------------------------------

The Company recorded a third quarter 2002 net loss of $2.7 million or $0.29 per share on net sales of $67.0 million. This compares to net income of $1.0 million or $0.11 per share on net sales of $75.9 million, for the third quarter of 2001. Results for last year's third quarter included $0.1 million of goodwill amortization.

Rail products' 2002 third quarter net sales were $33.3 million, a 13.7% decline from last year's third quarter net sales of $38.6 million. This decline was due primarily to weak market conditions in the Company's rail distribution business. Construction products' net sales declined 2.9% to $30.5 million in the third quarter of 2002. Pricing pressures on certain piling products had a negative impact on the Construction segment's revenues. Tubular products' sales declined over 45% from the same quarter of 2001 due primarily to low demand for coated pipe.

The gross profit margin for the total Company was 12.5% in the third quarter of 2002 compared to 12.9% in the same quarter last year. Rail products' profit margin increased by 0.4 percentage points to 10.2% from the same period last year due to improvement in transit and CXT rail products' margins. Excluding start-up costs for the Company's Hillsboro, TX precast building facility, Construction products' margin improved 0.2 percentage points to 15.3% from the same period last year. This was due primarily to improved margins for certain fabricated bridge products and precast concrete buildings. Tubular products' 4.7 percentage point drop in gross margin was primarily the result of low volume inefficiencies at the Birmingham, AL pipe-coating facility caused by the sales decline, mentioned above.

Excluding the prior year's third quarter amortization expense of $0.1 million, selling and administrative expenses declined 2.0% compared to the same period of 2001, largely due to reduced travel and entertainment, and general supplies costs.

Other (income) expense in the third quarter of 2002 includes a non-cash charge of $2.3 million related to mark-to-market accounting for derivative instruments, as a result of the Company entering into a new credit agreement late in the third quarter. Also included in other (income) expense is a non-cash charge of $1.8 million related to an impairment of the Company's equity investment in its specialty trackwork supplier (see Other Matters), and $0.2 million accrued dividend income on DM&E Preferred Stock. Other expense in the same period of 2001 included $0.2 million accrued dividend income on DM&E Preferred Stock. The decline in interest expense resulted from the reduction of debt. The Company's effective tax rate increased significantly in 2002 due to continued losses at its Canadian signaling operations.

First Nine Months of 2002 Results of Operations
-----------------------------------------------

The Company recorded a net loss of $2.3 million, or $0.24 per share before the transitional goodwill impairment charges that the Company recorded as a result of adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The Company recorded a net loss of $6.7 million, or $0.71 per share after the transitional goodwill impairment charge, on net sales of $201.0 million for the first nine months of 2002. The transition impairment was recognized as the cumulative effect of a change in accounting principle and was retroactively recorded to the required date of adoption, January 1, 2002. Net income for the same period in 2001 was $0.2 million, or $0.02 per share on net sales of $212.2 million. Results for the first nine months of 2001 included nonrecurring pretax charges of $1.5 million related to the Company's plan to consolidate sales and administrative functions and plant operations, and $0.4 million of goodwill amortization.

Rail products' net sales for the first nine months of 2002 were $97.6 million, an 11.1% decline from the prior year period. This decline in sales can be attributed to poor market conditions for rail distribution products and management's decision to sell off large quantities of used rail inventory in 2001. Construction products' net sales improved 7.4% from the same period last year. This improvement was primarily due to a strong 2001 year-end backlog of fabricated bridge products and the additional backlog received with the Greulich Bridge Products acquisition. (See Other Matters) The start-up of precast concrete building production at the Company's new Hillsboro, TX facility also contributed to the 2002 increase in net sales.

Tubular products' sales declined 33.2% due primarily to lower demand for pipe coating services. Spending for new pipeline capital projects has decreased significantly due to uncertainties in the energy markets.

The gross margin percentage for the Company was 11.9% during the first nine months of both 2002 and 2001. The pretax charges, discusses above, reduced the 2001 gross margin by 0.5 percentage points. During the first nine months of 2002, Rail products' profit margin improved to 10.0%, an increase of 1.1 percentage points from the same period in 2001. Last year was negatively impacted by costs associated with the shutdown of the Company's trackwork facility in Pomeroy, OH and the reduction of used rail inventory through low margin sales. Excluding non-recurring pretax charges in the first nine months of 2001, rail products' gross margin improved 0.5 percentage points in 2002. Construction products' profit margin declined 0.2 percentage points in 2002 as a result of market pressure on margins of certain piling and fabricated construction products.

Excluding the prior year's non-recurring pretax charges of $0.5 million and amortization expense of $0.4 million, selling and administrative expenses declined 6.0% compared to the same period of 2001. This decline can be attributed to cost control measures implemented throughout the Company and the elimination of the sign structure business.

Other (income) expense includes the third quarter non-cash charge of $2.3 million related to mark-to-market accounting for derivative instruments, and the non-cash charge of $1.8 million related to an impairment of the Company's equity investment in its specialty trackwork supplier, mentioned above. Also included in current year other (income) expense is $0.9 million accrued dividend income on DM&E Preferred Stock. The same period of 2001 included $0.7 million accrued dividend income on DM&E Preferred Stock. The decline in interest expense resulted from the reduction of debt. The provision for income taxes reflects a reserve against the recoverability of deferred tax benefits derived from continued losses in the Company's Canadian operations. Exclusive of the Canadian losses, the Company's 2002 effective tax rate is 41%.


Liquidity and Capital Resources
-------------------------------

The Company generates operational cash flow from the sale of inventory and the collection of accounts receivable. During the first nine months of 2002, the average turnover rate for accounts receivable improved over the same period in 2001. The average inventory turnover rate for the first nine months of 2002 also improved over the average rate for the same period in 2001. Working capital at September 30, 2002 was $57.9 million compared to $62.0 million at December 31, 2001.

Management's emphasis on improving working capital utilization resulted in a $11.1 million reduction in inventory and a $5.3 million reduction in receivables since December 31, 2001. These improvements have allowed the Company to reduce debt by $6.5 million from year-end 2001.

The Company's Board of Directors has authorized the purchase of up to 1,500,000 shares of its Common stock at prevailing market prices. The timing and extent of purchases will depend on market conditions and options available to the Company for alternative uses of its resources. No purchases were made in the first nine months of 2002. During the same period last year, the Company purchased 25,000 shares at a cost of $75,000. From August 1997 through September 2002, the Company had repurchased 973,398 shares at a cost of approximately $5.0 million.

Including the Greulich acquisition, discussed in Other Matters, the Company had capital expenditures of approximately $6.1 million in the first nine months of 2002. Total capital expenditures in 2002 are expected to be approximately $7.7 million and are anticipated to be funded by cash flow from operations and available external financing sources.

On September 26, 2002, the Company entered into a new credit agreement with a syndicate of three banks led by PNC Bank, N.A. The new agreement provides for a revolving credit facility of up to $60.0 million in borrowings to support the Company's working capital and other liquidity requirements. The revolving credit facility, which matures in September 2005, is secured by substantially all of the inventory and trade receivables owned by the Company. Availability under this agreement is limited by the amount of eligible inventory and accounts receivable applied against certain advance rates. Proceeds from the new facility were used to repay and retire the Company's previous credit agreement, which was to mature in July 2003. Interest on the new credit facility is based on LIBOR plus a spread ranging from 1.75% to 2.5%.

The agreement includes financial covenants requiring a minimum net worth and a minimum level for the fixed charge coverage ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets. As of September 30, 2002, the Company was in compliance with all of the agreement's covenants.

Total revolving credit agreement borrowings at September 30, 2002 were $27.8 million, a decrease of $7.2 million from December 31, 2001. This portion of the borrowings is classified as long-term because the Company does not anticipate reducing the borrowings below this level over the next twelve months. At September 30, 2002, remaining available borrowings under this facility were approximately $13.2 million. Outstanding letters of credit at September 30, 2002 were approximately $2.8 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs.


Dakota, Minnesota & Eastern Railroad
------------------------------------

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which operates over 1,100 miles of track in five states.

At September 30, 2002, the Company's investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants.

On July 30, 2002, the DM&E announced the acquisition of a 1,400 mile regional railroad formerly owned by the I&M Rail Link, LLC. The Company participated in the financing of this acquisition with an additional $0.5 million investment for Series D Preferred Stock and warrants. On a fully diluted basis, the Company's ownership in the DM&E is approximately 13.6%. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of $3.5 million.

In June 1997, the DM&E announced its plan to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to be in excess of $2.0 billion. The Project received final approval by the Surface Transportation Board
(STB) in January 2002. Litigation has been initiated challenging the STB's approval of the Project and the DM&E's right to utilize eminent domain.

If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E could increase significantly.


Other Matters
-------------

Specialty trackwork sales of the Company's Rail segment depend primarily on one source, in which the Company maintains a 30% ownership position. The 2002 third quarter and nin-month results include a non-cash charge of $1.8 million related to impairment of the Company's investment in its specialty trackwork supplier. The loss in value of this investment was driven by the continued deterioration of certain rail markets and was determined to be "other than temporary" based on discounted cash flow estimates prepared pursuant to the provisions of APB 18, "The Equity Method of Accounting for Investments in Common Stock".

At September 30, 2002 and 2001, the Company had advanced to this supplier progress payments of $5.1 million and $6.7 million, respectively. During the first nine months of 2002 and 2001, the volume of business the supplier conducted with the Company was approximately $10.0 million and $9.0 million, respectively. If, for any reason, this supplier is unable to perform, the Company could experience a negative short-term effect on earnings and cash flows.

In July 2002, the Company agreed to sell substantially all of the assets at its St. Marys, WV mine tie facility. Management expects this sale to close in the fourth quarter of 2002 and anticipates a nominal gain on the sale.

On January 4, 2002, the Company acquired substantially all of the equipment, inventory, intellectual property, and customer backlog of the Greulich Bridge Products Division of Harsco Corporation. The purchase price of approximately $2.2 million consisted of: equipment of $1.0 million, inventory (net of trade payables) of $0.5 million, intangible assets of $0.5 million, and goodwill of $0.2 million. These assets are being utilized in the Company's fabricated bridge products operations in the Construction products segment, and the results of operations of these assets have been included in the consolidated financial statements since the date of acquisition.

Operations at the Company's Newport, KY pipe-coating facility were suspended in 1998 in response to unfavorable market conditions. In 1999, the Company recorded an impairment loss to reduce these assets to their anticipated market value. Management is currently negotiating the sale of these assets and believes the proceeds will be sufficient to recover their net book value. In the event that these assets are not sold, the Company will re-evaluate "held for sale" treatment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

Outlook
-------

The Company has an exclusive agreement with a steel mill to distribute sheet piling in North America. The Company continues to have difficulty in obtaining piling on a consistent basis, due to production problems at the mill. The quantity acquired to date has not materially impacted results, and management does not expect this situation to improve through the remainder of 2002.

The Company's CXT subsidiary and Allegheny Rail Products division are dependent on one customer which is a Class I railroad for a significant portion of their business. The Company has a contract with this Class I railroad for a minimum of 420,000 concrete ties per contract year expiring in September 2003. If this contract is not renewed, it could have a negative impact on the operating results of the Company. In addition, a substantial portion of the Company's operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, government actions concerning taxation, tariffs, the environment, or other matters could impact the operating results of the Company. The Company's operating results may also be affected by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at September 30, 2002, was approximately $118.8 million. The following table provides the backlog by business segment:

                                              Backlog
                     ----------------------------------------------------------
                      September 30,        December 31,        September 30,
(In thousands)             2002                2001                2001
-------------------------------------------------------------------------------
Rail Products             $59,160             $64,641              $76,621
Construction Products      58,047              59,808               57,771
Tubular Products            1,632               1,307                3,150
-------------------------------------------------------------------------------
        Total            $118,839            $125,756             $137,542
===============================================================================

The reduction in rail segment backlog from a year ago reflects the effect of CXT billings against long-term production contracts. Total billings under these contracts were $19.1 million since October 1, 2001.


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


Market Risk and Risk Management Policies
----------------------------------------

The Company  uses  derivative  financial  instruments  to manage  interest  rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. One interest rate collar agreement, which expires in March 2006, has a notional value of $15.0 million with a maximum annual interest rate of 5.60%, and a minimum annual interest rate of 5.00%, and is based on LIBOR. The counter-party to the collar agreement has the option, on March 6, 2005, to convert the $15.0 million note to a one-year fixed-rate instrument with interest payable at an annual rate of 5.49%. A second interest rate collar agreement, which expires in April 2006, has a notional value of $10.0 million with a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%, and is based on LIBOR. The counter-party to the collar agreement has the option, on April 18, 2004, to convert the $10.0 million note to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. Effective September 26, 2002, and in conjunction with the Company's debt refinancing, the Company discontinued cash flow hedge accounting treatment for the interest rate collars and has applied mark-to-market accounting prospectively. The interest rate swap agreement, which expires in December 2004, has a notional value of $2.7 million at September 30, 2002 and is designed to fix the total interest rate at 7.42%. The Company is obligated to pay additional interest on the swap if LIBOR exceeds 7.249%. The Company continues to apply cash flow hedge accounting to the interest rate swap.

The Company is not subject to significant exposure to change in foreign currency exchange rates. The Company does, however, hedge the cash flows of operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on sales revenue over the duration of the transaction. At September 30, 2002, the Company did not have any foreign currency forward contracts outstanding.

The three months and nine months ended September 30, 2002 results from operations include non-cash losses on derivative instruments of approximately $2.3 million ($1.3 million, net of tax), related to mark-to-market accounting as a result of the Company entering into a new credit agreement late in the third quarter. The debt refinancing discontinued the hedging relationship between the interest rate collars and the underlying debt instrument. The Company will continue recording the mark-to-market adjustments in its consolidated income statements as the interest rate-related derivatives are not deemed to be effective hedges of the new credit facility. For the three and nine months ended September 30, 2002, the Company reclassified and recognized $1.2 million in losses (net of tax) from accumulated other comprehensive income (loss) into net income (loss), resulting from the discontinuation of the hedges. During the three and nine month periods, the Company recognized $0.1 million for mark-to-market losses on the interest rate collars subsequent to hedge discontinuation.

During the three months ended September 30, 2002 and 2001, unrealized net losses on derivative instruments, recorded as cash flow hedges, of approximately $0.8 million and $0.7 million, respectively, net of related tax effects, were recorded in comprehensive income (loss). During the nine months ended September 30, 2002 and 2001, unrealized net losses on derivative instruments, recorded as cash flow hedges, of approximately $0.7 million and $0.8 million, respectively, net of related tax effects, were recorded in comprehensive income (loss). (See Footnote 10).

The Company may enter into additional swaps or other financial instruments to set all or a portion of its borrowings at fixed rates.


Forward-Looking Statements
--------------------------

Statements relating to the potential value or viability of the DM&E or the Project, or management's belief as to such matters, are forward-looking statements and are subject to numerous contingencies and risk factors. The Company has based its assessment on information provided by the DM&E and has not independently verified such information. In addition to matters mentioned above, factors which can adversely affect the value of the DM&E, its ability to complete the Project or the viability of the Project include the following: labor disputes, the outcome of certain litigation, any inability to obtain necessary environmental and government approvals for the Project in a timely fashion, the DM&E's ability to continue to obtain interim funding to finance the Project, the expense of environmental mitigation measures required by the Surface Transportation Board, an inability to obtain financing for the Project, competitors' response to the Project, market demand for coal or electricity and changes in environmental laws and regulations.

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

                            PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        -----------------

See  Note  7,  "Commitments  and  Contingent  Liabilities",   to  the  Condensed
Consolidated Financial Statements.


Item 4. CONTROLS AND PROCEDURES
        -----------------------

a) Within the 90 days prior to the date of this report, L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer, along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.


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

*     4.0.2    Revolving Credit and Security Agreement dated as of September 26,
               2002, between L. B. Foster Company and PNC Bank, N.A.

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

     10.45 Medical Reimbursement Plan, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 1992. **

*    10.46     Leased Vehicle Plan, as amended and restated on October 16,
               2002.  **

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


b)       Reports on Form 8-K

              The Registrant filed no reports on Form 8-K during the nine-month period ended September 30, 2002.

                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          L.B. FOSTER COMPANY
                                          --------------------
                                              (Registrant)


Date:  November 14, 2002                  By:/s/David J. Russo
       ------------------                 ---------------------
                                          David J. Russo
                                          Vice President and
                                          Chief Financial Officer
                                         (Duly Authorized Officer of Registrant)

               Form of Sarbanes-Oxley Section 302(a) Certification
               ---------------------------------------------------

I, Stan L. Hasselbusch, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of L. B. Foster
         Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based in our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002              /s/Stan L. Hasselbusch
                                        ----------------------
                                        Stan L. Hasselbusch
                                        President and Chief Executive Officer

               Form of Sarbanes-Oxley Section 302(a) Certification
               ---------------------------------------------------

I, David J. Russo, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of L. B. Foster Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based in our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002                    /s/David J. Russo
                                              -----------------
                                              David J. Russo
                                              Vice President and
                                              Chief Financial Officer

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


                                                    /s/Stan L. Hasselbusch
                                                    ----------------------
                                                    Stan L. Hasselbusch
                                                    President and
                                                    Chief Executive Officer
                                                    November 14, 2002



                                                    /s/David J. Russo
                                                    ----------------------
                                                    David J. Russo
                                                    Vice President and
                                                    Chief Financial Officer
                                                    November 14, 2002