Form 10-K
period 2002-12-31
FOSTER L B CO
filed 2003-03-28
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
      (Mark One)

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 2002
                                                           OR

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

           Securities registered pursuant to Section 12(b)of the Act:


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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).   Yes        No X

The aggregate market value on March 14, 2003 of the voting stock held by nonaffiliates of the Company was $36,793,031. Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

           Class                             Outstanding at March 14, 2003
 Common Stock, Par Value $.01                     9,531,010  Shares

Documents Incorporated by Reference:
 Portions of the Proxy Statement prepared for the 2003 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12 and 13 of Part III.

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

For rail markets, Foster provides a full line of new and used rail, trackwork, and accessories to railroads, mines and industry. The Company also designs and produces concrete railroad products, insulated rail joints, power rail, track fasteners, coverboards and special accessories for mass transit and other rail systems worldwide.

For the construction industry, the Company sells steel sheet, H-bearing and pipe piling and rents steel sheet piling, for foundation and earth retention requirements. In addition, Foster supplies bridge decking, expansion joints, mechanically stabilized earth wall systems, precast concrete products and other products for highway construction and repair.

For tubular markets, the Company supplies pipe coatings for natural gas pipelines and utilities. The Company also produces threaded products for industrial water well and irrigation markets.

The Company classifies its activities into three business segments: Rail products, Construction products, and Tubular products. Financial information concerning the segments is set forth in Note 19 to the financial statements included in the Company's Annual Report to Stockholders for 2002. The following table shows for the last three fiscal years the net sales generated by each of the current business segments as a percentage of total net sales.


                                       Percentage of  Net Sales
--------------------------------------------------------------------------------
                                    2002         2001         2000
--------------------------------------------------------------------------------
      Rail Products                  50%           51%          52%
      Construction Products          45%           41%          40%
      Tubular Products                5%            8%           8%
--------------------------------------------------------------------------------
                                    100%          100%         100%
================================================================================

RAIL PRODUCTS

L. B. Foster Company's rail products include heavy and light rail, relay rail, concrete ties, insulated rail joints, rail accessories and transit products. The Company is a major rail products supplier to industrial plants, contractors, railroads, mines and mass transit systems.

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

The Company's Trackwork division sells new and used rail, rail accessories, and produces trackwork for industrial and export markets.

The Company's Rail Technologies subsidiary developed rail signaling and communication devices for North American railroads. On December 31, 2002, this business was reclassified as a discontinued operation and was sold in February 2003.

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


MARKETING  AND  COMPETITION

L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States through a national sales force of 36 salespeople. The Company maintains 16 sales offices and 14 plants or warehouses nationwide. During 2002, less than 5% of the Company's total sales were for export.

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

BACKLOG

The dollar amount of firm, unfilled customer orders at December 31, 2002 and 2001 by segment follows:

In thousands                 December 31, 2002        December 31, 2001
--------------------------------------------------------------------------------
Rail Products                  $   45,371              $   64,641
Construction Products              59,774                  59,808
Tubular Products                    3,995                   1,307
--------------------------------------------------------------------------------
                                 $109,140               $ 125,756
================================================================================

The reduction in Rail segment backlog reflects the weakness in the current rail market as well as the absence of firm renewal commitments on contracts under negotiation.

Approximately 87% of the December 31, 2002 backlog is expected to ship in 2003.


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


EMPLOYEES  AND  EMPLOYEE  RELATIONS

The Company has 712 employees, of whom 426 are hourly production workers and 286 are salaried employees. Approximately 208 of the hourly paid employees are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

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

ITEM 2. PROPERTIES

The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company's business using the properties, are set forth in the following table:

                                                                           Business              Lease
Location                            Function                  Acres        Segment               Expires
---------------------------------------------------------------------------------------------------------
Birmingham, Alabama                 Pipe coating facility.      32         Tubular               2007

Doraville, Georgia                  Transit products            28         Rail                 Owned
                                    facility.
                                    Yard storage.

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

Bedford,                            Bridge component            10         Construction         Owned
Pennsylvania                        fabricating plant.

Georgetown,                         Bridge component            11         Construction         Owned
Massachusetts                       fabricating plant.

Spokane,                            CXT concrete tie            21         Rail                  2003
Washington                          and crossings
                                    plant.  Yard
                                    storage.

Spokane,                            Precast Plant.               5         Construction          2007
Washington                          Yard Storage.

Grand Island,                       CXT concrete tie             9         Rail                  2003
Nebraska                            plant.

Hillsboro,                          Precast concrete             9         Construction          2012
Texas                               facility.

Petersburg, Virginia                Piling storage facility.    48         Construction         Owned

Including the properties listed above, the Company has 16 sales offices and 14 warehouse, plant and yard facilities located throughout the country. The Company's facilities are in good condition and the Company believes that its production facilities are adequate for its present and foreseeable requirements.

The Company expects to maintain its concrete tie facilities in Spokane, WA and Grand Island, NE.

ITEM 3. LEGAL PROCEEDINGS

The Company was convicted in December 2000, after a jury trial in Houston, TX, of unlawful disposal of used oil and hazardous waste at its facility in Houston, TX, and was fined $170,000. The Company does not believe that these convictions are justified and has appealed.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

STOCK MARKET INFORMATION
The Company had 762 common shareholders of record on January 31, 2003. Common stock prices are quoted daily through the National Association of Security Dealers, Inc. in its over-the-counter NASDAQ quotation service (Symbol FSTR). The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:


                                   2002                       2001
--------------------------------------------------------------------------------
Quarter                   High            Low        High              Low
--------------------------------------------------------------------------------
First                    $6.07            $4.62      $3.65            $2.63
--------------------------------------------------------------------------------
Second                    6.05             5.03       4.30             3.40
--------------------------------------------------------------------------------
Third                     5.83             3.86       4.45             3.47
--------------------------------------------------------------------------------
Fourth                    4.64             3.75       5.00             4.10
================================================================================

DIVIDENDS
No cash dividends were paid on the Company's Common stock during 2002 and 2001.
================================================================================

The following table sets forth information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                                               (I)                   (II)                   (III)
----------------------------------------------------------------------------------------------------------------------------------
                                                            Number of                                     Number of
                                                         securities to be                                securities
                                                            issued upon           Weighted-              remaining
                                                            exercise of        average exercise         available for
                                                            outstanding            price of          future issuance under
                                                             options,            outstanding           plans (excluding
                                                             warrants          options, warrants     securities listed in
Plan Category                                               and rights            and rights              column  (I)
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by shareholders           1,535,500               $4.27                  182,550
Equity compensation plans not approved by shareholders          -                      -                      -
----------------------------------------------------------------------------------------------------------------------------------
Total                                                        1,535,500               $4.27                  182,550
==================================================================================================================================

The Company has awarded shares of its common stock to its outside directors on a biannual basis since June, 2000 under an arrangement not approved by the Company's shareholders. A total of 22,984 shares of common stock have been so awarded. The Company does not contemplate issuing additional shares under this program and has submitted for shareholder approval at the Company's 2003 Annual Shareholders' Meeting a new plan under which outside directors will receive 2,500 shares of the Company's common stock at each annual shareholder meeting at which such outside director is elected or re-elected, commencing with the Company's 2003 Annual Shareholders' Meeting.

ITEM 6.  SELECTED FINANCIAL DATA
(All amounts are in thousands except per share data)

                                                                     Year Ended December 31,
Income Statement Data                            2002 (1)        2001 (2)(3)    2000 (2)(4)    1999 (2)        1998 (2)(5)
--------------------------------------------------------------------------------------------------------------------------
Net sales                                      $ 257,950       $ 282,119      $ 264,614      $ 241,902       $ 219,412
--------------------------------------------------------------------------------------------------------------------------
Operating profit                                   2,992           5,098          7,960         10,078           8,758
--------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations          (5,029)          1,303          3,743          5,091           5,230
Loss from discontinued operations,
  net of tax                                      (2,005)           (666)          (253)        (2,588)           (853)
Cumulative effect of change in accounting
  principle                                       (4,390)              -              -              -               -
--------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                (11,424)            637          3,490          2,503           4,377
==========================================================================================================================
Basic (loss) earnings per common share:
  Continuing operations                            (0.53)           0.14           0.39           0.53            0.53
  Discontinued operations                          (0.21)          (0.07)         (0.03)         (0.27)          (0.09)
  Cumulative effect of change in
   accounting principle                            (0.46)             -              -              -               -
--------------------------------------------------------------------------------------------------------------------------
Basic (loss) earnings per common share             (1.20)           0.07           0.37           0.26            0.44
==========================================================================================================================
Diluted (loss) earnings per common share:
  Continuing operations                            (0.53)           0.14           0.39           0.51            0.52
  Discontinued operations                          (0.21)          (0.07)         (0.03)         (0.26)          (0.09)
  Cumulative effect of change in
   accounting principle                            (0.46)             -              -              -               -
--------------------------------------------------------------------------------------------------------------------------
Diluted (loss) earnings per common share           (1.20)           0.07           0.37           0.25            0.43
==========================================================================================================================

                                                                          December 31,
Balance Sheet Data                               2002           2001           2000          1999            1998
--------------------------------------------------------------------------------------------------------------------
Total assets                                $ 133,984       $ 160,042      $ 177,147      $ 164,731       $ 119,434
--------------------------------------------------------------------------------------------------------------------
Working capital                                46,694          62,011         71,477         67,737          54,604
--------------------------------------------------------------------------------------------------------------------
Long-term debt                                 26,991          32,758         43,484         44,136          13,829
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity                           66,013          77,145         77,359         74,650          73,494
====================================================================================================================
(1) 2002 includes the following  non-cash  charges:  a $5,050,000  write-down of advances made to the Company's  principal specialty trackwork supplier which are not  expected to be  recovered;  a $1,893,000  charge  related to an "other than temporary"  impairment of the  Company's  equity  investment  in that  trackwork supplier;  a $765,000 charge for depreciation  expense from assets that had been classified as held  for resale,  but the sale did not  materialize;  a  $660,000 impairment  charge to adjust  assets  related to the  Company's  rail  signaling business,  classified as a discontinued operation, to their expected fair value;
a  $4,390,000,  net of tax,  charge  from the  cumulative  effect of a change in accounting  principle  as a result of the  adoption of  Statement  of  Financial
Accounting  Standards No. 142,  "Goodwill and Other  Intangible  Assets";  and a
$2,232,000   charge   related  to   mark-to-market   accounting  for  derivative
instruments.

(2) 2001, 2000, 1999 and 1998 were restated to reflect the classification of the Company's rail signaling business as a discontinued operation.

(3) 2001 includes pretax charges of approximately $1,879,000 related to the Company's plan to consolidate sales and administrative functions and plant operations.

(4) 2000 includes pretax charges of approximately $1,349,000 related to the Company's plan to consolidate sales and administrative functions and plant operations; a pretax gain of approximately $800,000 on the sale of an undeveloped 62-acre property located in Houston; TX, and an after-tax gain on the sale of the Monitor Group, classified as a discontinued operation, of $900,000.

(5) In 1998, the Company recognized a pretax gain on the sale of the Fosterweld division of the Tubular segment of approximately $1,700,000; a write-down of approximately $900,000 on property subject to a sales negotiation; and a provision for losses of approximately $900,000 relating to certain sign structure contracts in the Construction segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                 Three Months Ended                        Twelve Months Ended
                                                     December 31,                              December 31,
In thousands                                     2002         2001 (1)            2002             2001 (1)     2000 (1)
-------------------------------------------------------------------------------------------------------------------------
Net Sales:
     Rail Products                           $ 30,717     $ 35,360           $ 128,249        $  145,054   $  138,635
     Construction Products                     24,288       29,527             116,748           115,600      106,280
     Tubular Products                           2,001        4,668              12,953            21,055       19,511
     Other                                          -          409                   -               410          188
-------------------------------------------------------------------------------------------------------------------------
          Total Net Sales                    $ 57,006     $ 69,964           $ 257,950         $ 282,119    $ 264,614
=========================================================================================================================
Gross Profit:
     Rail Products                           $  2,887     $  2,977           $  12,643         $  12,728    $  16,762
     Construction Products                      3,382        3,978              16,296            16,167       18,157
     Tubular Products                             256        1,028               2,389             4,968        3,411
     Other                                       (897)         319              (1,861)             (367)        (496)
-------------------------------------------------------------------------------------------------------------------------
          Total Gross Profit                    5,628        8,302              29,467            33,496       37,834
-------------------------------------------------------------------------------------------------------------------------
Expenses:
     Selling and Administrative Expenses        6,852        6,507              26,475            28,398       29,874
     Interest Expense                             616          768               2,592             3,564        4,227
     Other Expense (Income):
        Impairment of Equity Investment
           and Advances                         5,150            -               6,943                 -            -
        Other                                    (434)         (74)              1,097              (694)      (2,506)
-------------------------------------------------------------------------------------------------------------------------
          Total Expenses                       12,184        7,201              37,107            31,268       31,595
-------------------------------------------------------------------------------------------------------------------------
(Loss) Income from Continuing Operations,
  Before Income Taxes                          (6,556)       1,101              (7,640)            2,228        6,239
Income Tax (Benefit) Expense                   (2,881)         462              (2,611)              925        2,496
-------------------------------------------------------------------------------------------------------------------------
(Loss) Income from Continuing Operations       (3,675)         639              (5,029)            1,303        3,743

Loss from Discontinued Operations,
    Net of Tax                                 (1,054)        (158)             (2,005)             (666)        (253)

Cumulative Effect of Change in
  Accounting Principle, Net of Tax                  -            -              (4,390)                -            -
-------------------------------------------------------------------------------------------------------------------------
Net (Loss) Income                            $ (4,729)    $    481           $ (11,424)         $    637     $  3,490
=========================================================================================================================
Gross Profit %:
     Rail Products                               9.4%         8.4%                9.9%              8.8%        12.1%
     Construction Products                      13.9%        13.5%               14.0%             14.0%        17.1%
     Tubular Products                           12.8%        22.0%               18.4%             23.6%        17.5%
 Total Gross Profit %                            9.9%        11.9%               11.4%             11.9%        14.3%
=========================================================================================================================

(1)  Foster  Technologies,   the  Company's  rail  signaling  and  communication
business, was classified as a discontinued operation on December 31, 2002. Prior period results have been adjusted to reflect this classification.

Fourth Quarter  of  2002 vs. Fourth Quarter  of  2001
-----------------------------------------------------

The Company had a loss from continuing operations of $3.7 million, or $0.39 per share in the fourth quarter of 2002 on net sales of $57.0 million. Income from continuing operations for the fourth quarter of 2001 was $0.6 million, or $0.07 per share on net sales of $70.0 million. A fourth quarter loss from the discontinued operations of Foster Technologies was $1.1 million, or $0.11 per share, compared to a loss of $0.2 million, or $0.02 per share in the prior year fourth quarter. See Note 5 "Discontinued Operations" for more details. The fourth quarter 2002 net loss of $4.7 million includes one-time, non-cash charges totaling $6.6 million, or $4.2 million, net of tax.

The non-cash charges recorded in the fourth quarter of 2002 include a $5.1 million ($3.1 million, net of tax) charge related to the impairment of the Company's investment in and advances to its principal specialty trackwork supplier which are not expected to be recovered. The expected sale of the Company's Newport, KY pipe coating assets did not materialize, resulting in a non-cash charge of $0.8 million ($0.4 million, net of tax). Also in the fourth quarter of 2002, the Company started negotiations and committed to a plan to sell the assets related to its rail signaling and communication device business and recorded a $0.7 million non-cash impairment charge to adjust these assets to their expected realizable value. The operations of this business qualified as a "component of an entity" and thus, have been classified as a discontinued operation. See "Other Matters" for more details on these fourth quarter 2002 non-cash charges.

Results for the fourth quarter of 2001 included pretax nonrecurring charges of $0.4 million related to the Company's plan to improve its financial performance by consolidating sales and administrative functions and plant operations.

Sales for the fourth quarter of 2002 declined 18.5% to $57.0 million from the same period a year ago. Rail products' net sales declined 13.1% to $30.7 million compared to the 2001 fourth quarter. This decline is related to a general decline in the market due to spending cutbacks for rail projects. Construction products' net sales declined 17.7% to $24.3 million primarily due to a downturn in sales of H-bearing pile and pipe piling as a result of high raw material prices for pipe and increased competition for beams. Tubular products' net sales declined 57.1% to $2.0 million as a result of poor market conditions for pipe coating and threaded products.

The gross margin percentage for the Company declined to 9.9% in the fourth quarter of 2002 from 11.9% in the same period of 2001. Gross margin for the fourth quarter of 2002 includes a nonrecurring charge of $0.8 million, which represents depreciation expense for the assets related to the Newport, KY pipe-coating facility that had been suspended while these assets were classified as "property held for resale". Gross margin for the fourth quarter of 2001 includes nonrecurring charges totaling $0.1 million related to the closing of the St. Marys, WV mine tie facility. Excluding these nonrecurring charges, the gross margin percentage for the fourth quarter of 2002 declined to 11.2% from 12.0%. The gross margin percentage for the Rail products' segment improved to 9.4% from 8.4% due to the Company's efforts to scale back certain unprofitable operations and improve efficiencies at already profitable operations. The gross margin percentage for the Construction segment improved slightly to 13.9% from 13.5% primarily due to the Company exiting its unprofitable sign structure business. Tubular products' gross margin percentage declined to 12.8% from 22.0% due to low volume inefficiencies at the plant facilities caused by the poor market conditions mentioned above.

Excluding the prior year's fourth quarter amortization of goodwill of $0.2 million, as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), and other non-recurring pretax charges of $0.3 million, selling and administrative expense increased 12.7%, or $0.8 million over the same period a year ago. This change was due in part to bad debt recoveries experienced in the fourth quarter of 2001. Interest expense decreased by 19.8% primarily as a result of more efficient asset utilization, which enabled the Company to reduce its corporate borrowings by $10.8 million, or 27.9% from the same period in 2001. Other expense (income) in the 2002 fourth quarter includes the $5.1 million charge related to the impairment of the Company's investment in and advances to its principal specialty trackwork supplier, mentioned above, and $0.2 million accrued dividend income on DM&E Preferred stock. The income tax provision related to continuing operations for the fourth quarter of 2002 was 43.9%. The income tax provision related to continuing operations for the fourth quarter of 2001 was recorded at 42.0%. See Note 14 "Income Taxes" for more information.


The Year 2002 Compared to the Year 2001
---------------------------------------

For the year ended December 31, 2002, the Company recorded a loss from continuing operations of $5.0 million, or $0.53 per share on net sales of $258.0 million. This compares to income from continuing operations of $1.3 million, or $0.14 per share on net sales of $282.1 million for 2001. In 2002, a loss from the discontinued operations of Foster Technologies was recorded at $2.0 million, or $0.21 per share, compared to a loss of $0.7 million, or $0.07 per share in the prior year. See Note 5 "Discontinued Operations" for more details.

In addition to the previously mentioned, fourth quarter 2002 non-cash charges, the twelve month results include a $4.4 million, net of tax, non-cash charge from the cumulative effect of a change in accounting principle. Other non-cash charges recorded during the first nine months of 2002 include $2.2 million ($1.3 million net of tax) related to mark-to-market accounting for derivative instruments as a result of the Company entering into a new credit agreement, and $1.8 million related to an "other than temporary" impairment of the Company's equity investment in its principal specialty trackwork supplier.

Results for 2001 included the following nonrecurring pretax charges related to the Company's plan to improve its financial performance: employee severance and facility exit costs of $0.9 million, asset impairments of $0.6 million, and other related costs of $0.4 million. Substantially all components of the restructuring charges were paid in the period incurred.

Rail products' 2002 net sales declined 11.6% to $128.2 million from the prior year. This decline in sales can be primarily attributed to a continued depressed market for rail distribution products and rail projects. In addition, management's decision to sell off large quantities of used rail inventory in 2001 contributed to an increase in 2001 rail sales. Despite the unavailability of steel sheet piling from the Company's supplier for most of 2002, Construction products' net sales increased 1.0% to $116.7 million from $115.6 million in 2001. The increase resulted from a strong year-end 2001 backlog of fabricated bridge products and the additional backlog received with the Greulich Bridge Products acquisition. The Company expanded its Bedford, PA fabricated bridge product facility to accommodate the increase in backlog. The start-up of precast concrete building production at the Company's new Hillsboro, TX facility also contributed to an increase in 2002 sales. Tubular products' net sales declined 38.5% due primarily to lower demand for pipe coating and threaded products. Spending for new pipeline capital projects has decreased significantly due to uncertainties in the energy markets.

Gross margin for the Company was 11.4% in 2002 compared to 11.9% in 2001. Excluding the current and prior years' non-recurring pretax charges of $0.8 million and $1.0 million, respectively, gross margin fell to 11.7% in 2002 from 12.2% in 2001. Rail products' gross margin improved to 9.9% from 8.8% in the prior year. Excluding non-recurring pretax charges in 2001, rail products' gross margin was 9.3%. The prior year was negatively impacted by costs associated with the shutdown of the Company's trackwork facility in Pomeroy, OH and the reduction of used rail inventory through low margin sales. Construction products' gross margin did not change from the prior year. Tubular products' gross margin declined to 18.4% from 23.6% due to low volume inefficiencies at plant facilities caused by poor market conditions.

Excluding the prior year's amortization of goodwill of $0.6 million and non-recurring pretax charges of $0.9 million, selling and administrative expense decreased by $0.5 million, or 1.7%. Other expense (income) includes $1.1 million accrued dividend income on DM&E Preferred stock and the previously mentioned non-cash charges of $2.2 million related to mark-to-market accounting for derivative instruments, and $6.9 million related to the impairment of the Company's investment in and advances to its principal specialty trackwork supplier. Interest expense declined 27.3% from the prior year as a result of the previously mentioned reduction in corporate borrowings. The income tax provision for 2002, from continuing operations, was recorded at (34.2%) compared to 41.5% in the prior year. See Note 14 "Income Taxes" for more information.


The Year 2001 Compared to the Year 2000
---------------------------------------

Income from continuing operations in 2001 was $1.3 million or $0.14 per share on net sales of $282.1 million. This compares to income from continuing operations in 2000 of $3.7 million, or $0.39 per share, on net sales of $264.6 million. The loss from discontinued operations in 2000 included operating losses from the Monitor Group of $0.5 million and Foster Technologies of $0.6 million, and a $0.9 million gain on the sale of the Monitor Group.

Rail products' 2001 net sales were $145.1 million, an increase of 4.6% over the prior year, due primarily to increases in shipments of new rail products and concrete ties. Construction products' net sales increased to $115.6 million, an 8.8% improvement over the prior year. This increase in sales can be attributed primarily to sales of certain fabricated bridge products and precast concrete buildings, and an improved market for H-bearing pile. Tubular products' sales increased 7.9% to $21.1 million, in 2001. The sales improvement was primarily due to increased volume at the Company's Birmingham, AL pipe-coating facility.

The gross profit margin for the Company was 11.9% in 2001 compared to 14.3% in 2000. Rail products' gross margin declined to 8.8% from 12.1%, a 3.3 percentage point reduction from the previous year. The decline was primarily due to the competitive environment in the rail supply industry. Costs associated with the closing of the Company's Pomeroy, OH trackwork facility also reduced Rail products' margin. Construction products' 2001 gross profit declined to $16.2 million, a 3.1 percentage point reduction from the prior year. Sales of low margin piling products, and costs associated with the closing of the Company's Ephrata, PA sign structure plant and the start-up of the Company's Hillsboro, TX precast concrete buildings facility all contributed to the reduction in Construction products' margin. Tubular products' margin improved 6.1 percentage points in 2001, due primarily to greater efficiencies at the Birmingham, AL pipe-coating facility.

The 2001 results included the following pretax charges associated with the Company's previously-mentioned plan to improve its financial performance: employee severance and facility exit costs of $0.9 million, asset impairments of $0.6 million, and other related costs of $0.4 million. Results for 2000 also included pretax charges as follows: employee severance and facility exit costs of $1.0 million and asset impairments and other related costs of $0.3 million. This plan, along with reduced travel and entertainment expenditures, resulted in a 4.9% decline in selling and administrative expense during 2001. Other income in 2001 consisted primarily of accrued dividend income on DM&E Preferred stock. The income tax provision for continuing operations in 2001 was recorded at 41.5% compared to 40.0% in 2000. See Note 14 "Income Taxes" for more information.


Liquidity and Capital Resources
-------------------------------

The Company generates operational cash flow from the sale of inventory and the collection of accounts receivable. The Company's 2002 average turnover rate for accounts receivable improved compared to 2001, primarily due to higher turnover for receivables related to the Rail segment. The 2002 average turnover rate for inventory also improved compared to 2001. Again, the Rail segment showed the most improvement over the prior year. Working capital at December 31, 2002 was $46.7 million compared to $62.0 million at the end of 2001. Management's emphasis on improving working capital utilization was a primary factor in a $13.7 million reduction in accounts receivable from December 31, 2001 and a $10.4 million reduction in inventory for the same period.

The Company's Board of Directors has authorized the purchase of up to 1,500,000 shares of its Common stock at prevailing market prices. No purchases were made in 2002. During 2001, the Company purchased 25,000 shares at a cost of $75,000. From August 1997 through December 31, 2002, the Company had repurchased 973,398 shares at a cost of approximately $5.0 million. The timing and extent of future purchases will depend on market conditions and options available to the Company for alternate uses of its resources.

Including the Greulich acquisition, discussed in "Other Matters", the Company had capital expenditures of approximately $6.9 million during 2002. Capital expenditures excluding acquisitions, in 2003, are expected to be approximately $5.0 million, and funded by cash flow from operations and available external financing sources.

A summary of the Company's required payments under financial instruments and other commitments are presented in the following table:

                                                         Less than        1 - 3             4 - 5           After 5
In thousands                             Total            1 year          years             years            years
---------------------------------------------------------------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS
Total debt including capital leases      $27,816         $   825         $23,775         $   378           $ 2,838
Operating lease obligations                8,728           3,119           4,029           1,543                37

OTHER FINANCIAL COMMITMENTS
Standby letters of credit                  2,762           2,762              -               -                 -
=====================================================================================================================

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

The agreement includes financial covenants requiring a minimum net worth and a minimum fixed charge coverage ratio.

The agreement also restricts investments, indebtedness, and the sale of certain assets. As of December 31, 2002, the Company was in compliance with all of the agreement's covenants.

Total revolving credit agreement borrowings at December 31, 2002 were $23.0 million, a decrease of $12.0 million from the end of the prior year. At December 31, 2002, the Company had approximately $11.6 million in unused borrowing commitment. Outstanding letters of credit at December 31, 2002 were approximately $2.8 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs.


Dakota, Minnesota and Eastern Railroad
--------------------------------------

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controls over 2,500 miles of track in eight states.

At December 31, 2002, the Company's investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants.

On July 30, 2002, the DM&E announced the acquisition of a 1,400 mile regional railroad formerly owned by the I&M Rail Link, LLC. The Company participated in the financing of this acquisition with a $0.5 million investment in Series D Preferred Stock and warrants. On a fully diluted basis, the Company's ownership of the DM&E is approximately 13.6%. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of approximately $3.7 million.

In June 1997, the DM&E announced its plan to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming, and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to be in excess of $2.0 billion. The Project received final approval by the Surface Transportation Board
(STB) in January 2002. Litigation has been initiated appealing the STB's approval of the Project. It is expected that the appeal will be decided during the third quarter of 2003. In addition, the State of South Dakota has elected to appeal a federal court decision to enjoin it from enforcing an eminent domain statute. No time frame for a decision is yet known.

If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E could increase significantly. If the Project does not come to fruition, management believes that the value of the Company's investment is supported by the DM&E's existing business.


Other Matters
-------------

Specialty trackwork sales of the Company's Rail segment depend primarily on one supplier. In August 2000, the Company contributed a note, having a principal and interest value of approximately $2.7 million, to a limited liability company created by the Company and this trackwork supplier (the LLC) in exchange for a 30% ownership position. Of the $2.7 million initial investment, approximately $1.7 million represented goodwill. At January 1, 2002, the Company's net equity investment in the LLC, net of goodwill amortization prior to the adoption of SFAS 142, was approximately $1.9 million. During 2002, the Company recognized an impairment loss of the entire $1.9 million and wrote off this investment. The loss in value of this investment was driven by the continued deterioration of certain rail markets and was determined to be "other than temporary" based on discounted cash flow projections. Equity earnings from this investment during the three years ended December 31, 2002, 2001 and 2000 were immaterial.

The Company has historically advanced progress payments to its principal trackwork supplier for the purpose of supporting working capital requirements and funding raw material purchases and product fabrication costs for Company projects. The timing differential created by these cash flows has resulted in a significant asset related to these advances. At December 31, 2002 and 2001, the Company had advanced to the LLC approximately $5.4 million and $2.6 million, respectively. As a result of the operating and financial issues experienced by the LLC, concerns regarding the recoverability of the advances led management to conclude that a full reserve was necessary. A charge for this reserve was recorded in the fourth quarter of 2002. The Company acknowledges the risk of loss that exists relative to these advances and believes that substantial uncertainty exists relative to the Company's ability to realize any measurable amounts of these advances. During 2002, 2001 and 2000, the volume of business the trackwork supplier conducted with the Company was approximately, $13.4 million, $13.6 million, and $12.8 million, respectively. The Company also has approximately $10.0 million of contractual supply obligations with certain customers related to specialty trackwork. If for any reason this supplier is unable to perform, it could have a negative impact on earnings and cash flows.

Operations at the Company's Newport, KY pipe coating facility were suspended in 1998 in response to unfavorable market conditions. In 1999, the Company recorded an impairment loss to reduce these assets to their anticipated market value. The anticipated 2002 sale of these assets did not materialize. Therefore, during the fourth quarter of 2002, the Company removed the "held for resale" designation of these assets, reclassified them as "in service", and immediately recorded a $0.8 million write-down to reflect depreciation not recorded while under the "held for resale" designation. The Company's efforts to sell these assets continues.

In 1998, the Company purchased assets, primarily comprised of intellectual property related to the business of supplying rail signaling and communication devices, for approximately $1.7 million. To date, this operation (Foster Technologies), headquartered in Canada, has not generated significant revenues. During the fourth quarter of 2002, the Company began negotiations for the sale of substantially all assets of this business. At December 31, 2002, the Company recorded an impairment charge of approximately $0.7 million for the excess of the book value over the expected realizable value. In February 2003, the Company sold assets related to this business for $0.3 million.

The Company sold all of the assets related to its St. Marys, WV mine tie operation in the fourth quarter of 2002 for $0.2 million, and recorded a nominal gain on this sale.

On January 4, 2002, the Company acquired substantially all of the equipment, inventory, intellectual property, and customer backlog of the Greulich Bridge Products Division of Harsco Corporation. The purchase price of approximately $2.2 million consisted of: equipment of $1.0 million, inventory (net of trade payables) of $0.5 million, intangible assets of $0.5 million, and goodwill of $0.2 million. These assets are being utilized in the Company's fabricated bridge products operations in the Construction products segment, and the results of operations of these assets have been included in the consolidated financial statements since the date of the acquisition.

Management continues to evaluate the overall performance of its operations. A decision to down-size or terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


Outlook
-------

The Company is TXI Chaparral's exclusive distributor of steel sheet piling. Steel sheet piling production commenced in 2001 at TXI Chaparral's Petersburg, VA facility, but the quantity produced had not materially impacted results for 2002 or 2001. In December 2002, the Company announced the availability of a full range of Z-pile sheet piling products. The Company expects the availability of Z-piling to have a positive effect on 2003 earnings for the Construction products segment. However, if TXI Chaparral fails to produce substantial quantities of Z-piling products, earnings could be adversely impacted.

The Company's CXT subsidiary and Allegheny Rail Products division are dependent on one customer, which is a Class I railroad, for a significant portion of their business. CXT has a contract with this railroad for a minimum of 420,000 concrete ties per contract year, expiring in September of 2003. The Company is currently negotiating a renewal of this contract with the railroad. If this contract is not renewed, it could have a negative impact on the operating results of the Company. In addition, a substantial portion of the Company's operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects or the failure to negotiate contract renewals could have a favorable or unfavorable impact on the operating results of the Company. Additionally, governmental actions concerning taxation, tariffs, the environment or other matters could impact the operating results of the Company. The Company's operating results may also be affected by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 2002 was approximately $109.1 million. The following table provides the backlog by business segment:

                                       December 31,
In thousands                   2002        2001       2000
--------------------------------------------------------------------------------
Backlog:
   Rail Products            $ 45,371   $ 64,641   $ 86,351
   Construction Products      59,774     59,808     52,779
   Tubular Products            3,995      1,307      2,219
--------------------------------------------------------------------------------
Total Backlog               $109,140   $125,756   $141,349
================================================================================

The reduction in Rail segment backlog reflects the weakness in the current rail market as well as the absence of firm renewal commitments on contracts under negotiation.


Critical Accounting Policies
----------------------------

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstance. Application of these accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. The following critical accounting policies related to the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements. There can be no assurance that actual results will not differ from those estimates.


ASSET IMPAIRMENT - The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company applies Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) in order to determine whether or not an asset is impaired. This Statement indicates that if the sum of the future expected cash flows associated with an asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset. The Company believes that the accounting estimate related to an asset impairment is a "critical accounting estimate" as it is highly susceptible to change from period to period, because it requires management to make assumptions about cash flows over future years. These assumptions impact the amount of an impairment, which would have an impact on the income statement. Management's assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to do so in the future.

During the fourth quarter of 2002, as a result of an ongoing evaluation of Foster Technologies, the Company's rail signaling and communication device business, the Company determined that it would pursue a potential sale of the business technology and long-lived assets. Utilizing a negotiated sales price as an indicator of fair market value for these assets, the Company determined that an impairment of $0.7 million was required and recorded this charge in the fourth quarter of 2002.


GOODWILL - Beginning in fiscal year 2002, goodwill is required to be evaluated annually for impairment, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). SFAS 142 requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment, which requires that the fair value of the reporting unit be compared to its book value. If the fair value is higher than the book value, no impairment occurs. If the fair value is lower than the book value, step two must be performed. Step two requires measurement of the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. The resulting fair value is then compared to the carrying value of goodwill. If the implied fair value of the goodwill is lower than the carrying value of the goodwill, an impairment must be recorded.

The Company believes that the accounting estimate related to the goodwill impairment is a "critical accounting estimate" because the underlying assumptions used for the discounted cash flow can change from period to period and these changes could cause a material impact to the income statement. Management's assumptions about discount rates, inflation rates and other internal and external economic conditions, such as expected growth rate, require significant judgment regarding fluctuating rates and anticipated future revenues. Additionally, SFAS 142 requires that the goodwill be analyzed for impairment on an annual basis using the assumptions that apply at the time the analysis is updated.

As discussed in the notes to the consolidated financial statements, goodwill recorded in the Company's Rail and Construction segments was analyzed for impairment with the implementation of SFAS 142. The fair value of the goodwill associated with these segments was estimated using discounted cash flow methodologies and market comparable information. Based on the analysis, the implied fair value of the goodwill for certain product groups within these segments was less than the book value recorded for the goodwill. Therefore, the Company recognized a pretax impairment charge of $4.9 million, representing a complete write-off of goodwill for those product groups for which an impairment was determined to exist. In the fourth quarter of 2002, the Company performed the required annual impairment test of the carrying amount of goodwill for the product groups and concluded that no further impairment was required.

Prior to the adoption of SFAS 142, the Company assessed the impairment of goodwill whenever events or changes in circumstances indicated that the carrying value might not be recoverable. No such events or indicators occurred, as prescribed by previous accounting guidance, which required the Company to perform such an assessment.

ALLOWANCE FOR BAD DEBTS - The Company's operating segments encounter risks associated with the collection of accounts receivable. As such, the Company records a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, the Company reviews its accounts receivable aging and calculates an allowance through application of historic reserve factors to overdue receivables. This calculation is supplemented by specific account reviews performed by the Company's credit department. As necessary, the application of the Company's allowance rates to specific customers are reviewed and adjusted to more accurately reflect the credit risk inherent within that customer relationship. The reserve is reviewed for reasonableness on a monthly basis. An account receivable is written off against the allowance when management determines it is uncollectible.

The Company believes that the accounting estimate related to the allowance for bad debts is a "critical accounting estimate" because the underlying assumptions used for the allowance can change from period to period and the allowance could potentially cause a material impact to the income statement and working capital. Specific customer circumstances and general economic conditions may vary significantly from management's assumptions and may impact expected earnings. At December 31, 2002, the Company maintained an allowance for bad debts of $1.1 million, and, for the year ended December 31, 2002, the Company recognized bad debt expense of $0.3 million.


PENSION PLANS - The calculation of the Company's net periodic benefit cost (pension expense) and benefit obligation (pension liability) associated with its defined benefit pension plans (pension plans) requires the use of a number of assumptions that the Company deems to be "critical accounting estimates." Changes in these assumptions can result in different pension expense and liability amounts, and future actual experience can differ significantly from the assumptions. The Company believes that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the plan's investment mix and the forecasted rates of return on these types of securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized actuarial gains or losses are amortized in accordance with Statement No. 87. Although the long-term rate is intended to be fairly consistent, the Company has reevaluated and reduced the rate in 2002. The expected long-term rates of return determined by the Company for 2002 and 2001 were 7.75% and 8.00%, respectively. Pension expense increases as the expected long-term rate of return decreases. Therefore, the decline in this assumption had the effect of increasing the Company's pension obligation and future pension expense.

The assumed discount rate reflects the current rate at which the pension benefits could effectively be settled. In estimating that rate, Statement No. 87 requires the Company look to rates of return on high quality, fixed income investments. The Company discounted its future pension liabilities using rates of 6.75% and 7.00% as of December 31, 2002 and 2001, respectively. The Company's pension liability increases as the discount rate is reduced. Therefore, the decline in this assumption had the effect of increasing the Company's pension obligation and future pension expense.


DEFERRED TAX ASSETS - The recognition of deferred tax assets requires management to make judgments regarding the future realization of these assets. As prescribed by Statement of Financial Accounting Standards No. 109 (SFAS 109), valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. SFAS 109 requires management to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. Determination of whether the positive evidence outweighs the negative and quantification of the valuation allowance requires management to make estimates and judgments of future financial results. The Company believes that these estimates and judgments are "critical accounting estimates." Cumulative losses in recent periods and other negative evidence further complicate these assessments.

The Company's financial results in recent periods have generated operating loss carryforwards, particularly with regard to the operations of the Company's discontinued foreign operation, Foster Technologies. Management has determined that it is more likely than not that the Company may not realize a portion of the deferred tax assets generated by these losses. Therefore, the Company has provided a valuation allowance for this deferred tax asset. At December 31, 2002, the Company maintained net operating loss carryforwards and a valuation allowance of $2.7 million and $2.6 million, respectively. See Note 14 "Income Taxes". The Company's future ability to realize the tax benefit from these net operating loss carryforwards may affect the Company's reported income tax expense (benefit) and net income.


New Accounting Pronouncements
-----------------------------

In June 2001, the FASB issued Statement of Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), effective for fiscal years beginning after June 15, 2002. SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The Company does not believe this standard will impact its consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51", (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition. The Company has not identified any off balance sheet arrangements for which consolidation under FIN 46 is reasonably possible.



ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

Market Risk and Risk Management Policies
----------------------------------------

The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. Effective September 26, 2002, in conjunction with the Company's debt refinancing, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and recorded a cumulative charge to reflect mark-to-market accounting. The application of mark-to-market accounting for the year ended December 31, 2002 has resulted in the recognition of a non-cash charge of $2.2 million which is recorded in other expense (income) on the Consolidated Statements of Operations. The Company continues to apply cash flow hedge accounting to its other interest rate swap.


The Company recognizes all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income, and reclassified into earnings as the underlying hedged items affect earnings. To the extent that a change in interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.

The Company attempts to maintain a reasonable balance between fixed-rate and floating-rate debt to keep financing costs as low as possible. The Company's primary source of variable-rate debt comes from its revolving credit agreement (See Note 8 to the consolidated financial statements). At December 31, 2002, the Company had approximately $23.0 million of floating rate debt outstanding under this agreement with an average interest rate of approximately 3.84%. While not specifically correlated with the revolving credit agreement, the Company maintains an economic hedge of this variable rate through the maintenance of two interest rate collar agreements with a weighted average minimum annual interest rate of 4.99% to a maximum weighted average annual interest rate of 5.42% (See
Note 9 to the consolidated financial statements). As discussed in Note 9, these derivatives do not qualify for hedge accounting, as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Since the interest rate on this debt floats with the short-term market rate of interest, the Company is exposed to the risk that these interest rates may decrease below the minimum annual interest rates on the two interest rate collar agreements. The effect of a 1 percent decrease in rate of interest below the 4.99% weighted average minimum annual interest rate on $23.0 million of outstanding floating rate debt would result in increased annual interest costs of approximately $0.2 million.

The Company is not subject to significant exposures to changes in foreign currency exchange rates.


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

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements, such as references made to future profitability, made from time to time by representatives of the Company. The inability to negotiate the sale of certain assets could result in an impairment in future periods. The inability to successfully negotiate a new sales contract with a current Class I railroad customer could have a negative impact on the operating results of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, the adequacy of internal and external sources of funds to meet financing needs, taxes, inflation and governmental regulations. Sentences containing words such as "anticipates", "expects", or "will" generally should be considered forward-looking statements.



/s/David J. Russo
David J. Russo
Senior Vice President,
Chief Financial Officer
and Treasurer


/s/Linda K. Patterson
Linda K. Patterson
Controller

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

ASSETS
In thousands                                         2002               2001
--------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                        $  3,653          $   4,222
Accounts receivable - net                          39,363             53,036
Inventories - net                                  32,925             43,369
Current deferred tax assets                         1,494              1,491
Other current assets                                  696                806
Property held for resale                                -              1,333
Current assets of discontinued operations             138                111
--------------------------------------------------------------------------------
Total Current Assets                               78,269            104,368
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - NET                36,083             33,819
--------------------------------------------------------------------------------
ASSETS OF DISCONTINUED OPERATIONS                     196              1,037
--------------------------------------------------------------------------------
OTHER ASSETS:
Goodwill and other intangibles - net                1,089              5,550
Investments                                        12,718             11,104
Deferred tax assets                                 4,454              1,184
Other assets                                        1,175              2,980
--------------------------------------------------------------------------------
Total Other Assets                                 19,436             20,818
--------------------------------------------------------------------------------
TOTAL ASSETS                                     $133,984           $160,042
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
In thousands, except share data
--------------------------------------------------------------------------------
CURRENT LIABILITIES:
Current maturities of long-term debt            $     825           $    809
Short-term borrowings                                   -              5,000
Accounts payable - trade                           24,094             29,269
Accrued payroll and employee benefits               2,413              2,545
Current deferred tax liabilities                    1,474              1,201
Other accrued liabilities                           2,695              3,524
Liabilities of discontinued operations                 74                  9
--------------------------------------------------------------------------------
Total Current Liabilities                          31,575             42,357
--------------------------------------------------------------------------------
LONG-TERM DEBT                                     26,991             32,758
--------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES                            4,195              4,968
--------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES                         5,210              2,814
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT
  LIABILITIES (Note 17)
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock, issued 10,228,739 shares
  in 2002 and 2001                                    102                102
Paid-in capital                                    35,143             35,233
Retained earnings                                  35,208             46,632
Treasury stock - at cost, Common stock,
  703,822 shares in 2002 and 762,613
  shares in 2001                                   (3,629)            (3,926)
Accumulated other comprehensive loss                 (811)              (896)
--------------------------------------------------------------------------------
Total Stockholders' Equity                         66,013             77,145
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $133,984           $160,042
================================================================================

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE THREE YEARS ENDED DECEMBER 31, 2002

In thousands, except per share data                               2002             2001              2000
-----------------------------------------------------------------------------------------------------------
NET SALES                                                    $ 257,950        $ 282,119         $ 264,614
-----------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
  Cost of goods sold                                           228,483          248,623           226,780
  Selling and administrative expenses                           26,475           28,398            29,874
  Interest expense                                               2,592            3,564             4,227
  Other expense (income):
    Impairment of equity investment and advances                 6,943                -                 -
    Other                                                        1,097             (694)           (2,506)
-----------------------------------------------------------------------------------------------------------
                                                               265,590          279,891           258,375
-----------------------------------------------------------------------------------------------------------
(LOSS) INCOME FROM CONTINUING OPERATIONS,
  BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      (7,640)           2,228             6,239
INCOME TAX (BENEFIT) EXPENSE                                    (2,611)             925             2,496
-----------------------------------------------------------------------------------------------------------
(LOSS) INCOME FROM CONTINUING OPERATIONS,
  BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                          (5,029)           1,303             3,743

DISCONTINUED OPERATIONS (SEE NOTE 5):
LOSS FROM DISCONTINUED OPERATIONS                               (2,005)          (1,134)             (422)
  INCOME TAX BENEFIT                                                 -             (468)             (169)
-----------------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS,
  NET OF TAX                                                    (2,005)            (666)             (253)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX                                         (4,390)               -                 -
-----------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                            $ (11,424)       $     637          $  3,490
===========================================================================================================

BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE:

  FROM CONTINUING OPERATIONS BEFORE
    CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                     $   (0.53)       $    0.14           $  0.39
  FROM DISCONTINUED OPERATIONS, NET OF TAX                       (0.21)           (0.07)            (0.03)
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                    (0.46)              -                 -
-----------------------------------------------------------------------------------------------------------
NET (LOSS) EARNINGS PER COMMON SHARE                         $   (1.20)       $    0.07           $  0.37
===========================================================================================================

See Notes to Consolidated Financial Statements.

L.B.FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE YEARS ENDED DECEMBER 31, 2002

In thousands                                                                2002             2001              2000
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations                              $   (5,029)       $   1,303         $   3,743
Adjustment to reconcile net (loss) income to net cash
   provided (used) by operating activities:
    Deferred income taxes                                                 (3,290)              12              (442)
    Depreciation and amortization                                          5,851            5,414             5,114
    Loss (gain) on sale of property, plant and equipment                      42               41              (879)
    Impairment of equity investment and advances                           6,943                -                 -
    Unrealized loss on derivative mark-to-market                           2,232                -                 -
Change in operating assets and liabilities:
     Accounts receivable                                                  13,646            4,597            (4,494)
     Inventories                                                           8,531           16,393           (14,205)
     Other current assets                                                    110             (442)              611
     Other noncurrent assets                                              (3,689)              44             1,258
     Accounts payable - trade                                             (5,370)          (3,669)            8,499
     Accrued payroll and employee benefits                                  (132)            (638)             (149)
     Other current liabilities                                              (829)            (293)            1,001
     Other liabilities                                                       324             (110)             (166)
--------------------------------------------------------------------------------------------------------------------
     Net Cash Provided (Used) by Continuing Operations                    19,340           22,652              (109)
     Net Cash (Used) Provided by Discontinued Operations                  (1,126)            (564)              628
--------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                            18,214           22,088               519
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and
  equipment                                                                  483              219             2,428
Capital expenditures on property, plant and
  equipment                                                               (4,724)          (4,807)           (4,063)
Purchase of DM&E stock                                                      (500)            (800)                -
Acquisition of business                                                   (2,214)               -                 -
--------------------------------------------------------------------------------------------------------------------
    Net Cash Used by Investing Activities                                 (6,955)          (5,388)           (1,635)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds of revolving credit
  agreement borrowings                                                   (12,000)         (11,500)            1,500
Exercise of stock options and stock awards                                   207               85               185
Treasury share transactions                                                    -              (75)             (901)
Repayments of long-term debt                                                 (54)            (945)           (1,207)
--------------------------------------------------------------------------------------------------------------------
    Net Cash Used by Financing Activities                                (11,847)         (12,435)             (423)
--------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                       19              (43)              (19)
--------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                        (569)           4,222            (1,558)
Cash and Cash Equivalents at Beginning of Year                             4,222                -             1,558
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                               $   3,653        $   4,222         $       -
====================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid                                                          $   2,791        $   3,986         $   4,266
====================================================================================================================
Income Taxes Paid                                                      $     749        $     713         $   1,932
====================================================================================================================

During 2002, 2001 and 2000, the Company financed certain capital expenditures totaling $1,303,000, $102,000 and $340,000, respectively, through the execution of capital leases.

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2002

                                                                                               Accumulated
                                                                                                     Other
                                             Common     Paid-in     Retained    Treasury     Comprehensive
In thousands, except share data               Stock     Capital     Earnings       Stock     Income (Loss)      Total
----------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                   $    102     $35,377      $42,505    $ (3,364)          $    30    $74,650
======================================================================================================================
Net income                                                             3,490                                    3,490
Other comprehensive loss net of tax:
  Foreign currency translation adjustment                                                              (45)       (45)
  Minimum pension liability adjustment                                                                 (20)       (20)
----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                            3,425
Exercise of options to purchase 35,500
  shares of Common stock                                    (71)                     256                          185
Treasury stock purchases of 223,100 shares                                          (901)                        (901)
======================================================================================================================
Balance, December 31, 2000                      102      35,306       45,995      (4,009)              (35)    77,359
======================================================================================================================
Net income                                                               637                                      637
Other comprehensive loss net of tax:
  Foreign currency translation adjustment                                                              (24)       (24)
  Minimum pension liability adjustment                                                                (200)      (200)
Cumulative transition adjustment of a
  change in accounting principle                                                                       (48)       (48)
Unrealized derivative losses on cash flow
  hedges                                                                                              (589)      (589)
----------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                               (224)
Issuance of 28,014 Common shares                            (73)                     158                           85
Treasury stock purchases of 25,000 shares                                            (75)                         (75)
======================================================================================================================
Balance, December 31, 2001                      102      35,233       46,632      (3,926)             (896)    77,145
======================================================================================================================
Net loss                                                             (11,424)                                 (11,424)
Other comprehensive loss net of tax:
  Foreign currency translation adjustment                                                              (17)       (17)
  Minimum pension liability adjustment                                                                (434)      (434)
  Unrealized derivative losses on cash flow
    hedges                                                                                            (686)      (686)
  Reclassification adjustment for derivative
    losses included in net losses                                                                    1,222      1,222
----------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                            (11,339)
Issuance of 58,791 Common shares                             (90)                     297                          207
======================================================================================================================
Balance, December 31, 2002                 $    102     $35,143      $35,208    $ (3,629)          $  (811)   $66,013
======================================================================================================================

See Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF FINANCIAL STATEMENT PRESENTATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated. The term "Company" refers to L. B. Foster Company and its subsidiaries, as the context requires.

CASH EQUIVALENTS
The Company considers securities with maturities of three months or less, when purchased, to be cash equivalents.

INVENTORIES
Inventories are generally valued at the lower of the last-in, first-out (LIFO) cost or market. Approximately 24% in 2002 and 18% in 2001, of the Company's inventory is valued at average cost or market, whichever is lower. The reserve for slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, and the age of the inventory.

PROPERTY, PLANT AND EQUIPMENT
Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

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


ALLOWANCE FOR DOUBTFUL ACCOUNTS
Judgement is required to assess the ultimate realization of the Company's accounts receivable, including assessing the probability of collection and the credit-worthiness of certain customers. Reserves for uncollectible accounts are recorded as part of selling, general and administrative expense on the Statements of Consolidated Operations. The Company records a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, the Company reviews its accounts receivable aging and calculates an allowance through application of historic reserve factors to overdue receivables. This calculation is supplemented by specific account reviews performed by the Company's credit department. As necessary, the application of the Company's allowance rates to specific customers are reviewed and adjusted to more accurately reflect the credit risk inherent within that customer relationship. The reserve is reviewed for reasonableness on a monthly basis.

GOODWILL AND OTHER INTANGIBLE ASSETS
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 establishes new accounting and reporting requirements for goodwill and intangible assets, including new measurement techniques for evaluating the recoverability of such assets. Under SFAS 142, all goodwill amortization ceased as of January 1, 2002. Goodwill attributable to each of the Company's reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. As a result of the adoption of SFAS 142, the Company recognized a total pre-tax charge of $4,931,000, of which $3,664,000 related to the Rail products segment (primarily from the 1999 acquisition of CXT Incorporated), and $1,267,000 related to the Construction products segment (from the 1997 acquisition of the Precise
Fabricating Corporation). The fair values of these reporting units were determined using discounted cash flows based on the projected financial information of the reporting units. On an ongoing basis (absent of any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter.

Under SFAS 142, the impairment charge recognized at adoption is reflected as a cumulative effect of a change in accounting principle, effective January 1, 2002. Impairment adjustments recognized on an ongoing basis are generally recognized as a component of continuing operations.

The carrying amount of goodwill attributable to each segment, after the non-cash charges for the adoption of SFAS 142 at January 1, 2002 is detailed as follows:

                                            Rail           Construction        Tubular
                                            Products       Products            Products
In thousands                                Segment        Segment             Segment          Total
------------------------------------------------------------------------------------------------------
Balance as of December 31, 2001             $3,664         $1,467            $    -            $5,131
Goodwill Impairment - January 1, 2002       (3,664)        (1,267)                -            (4,931)
Goodwill Acquired - Greulich Bridge              -            150                 -               150
------------------------------------------------------------------------------------------------------
Balance as of December 31, 2002             $    -         $  350            $    -            $  350
======================================================================================================

As required by SFAS 142, the Company reassessed the useful lives of its identifiable intangible assets and determined that no changes were required. As the Company has no indefinite lived intangible assets, all intangible assets will continue to be amortized over their remaining useful lives ranging from 5 to 10 years, with a total weighted average amortization period of less than seven years. The components of the Company's intangible assets are as follows:

                                December 31, 2002                  December 31, 2001
                            Gross                              Gross
                         Carrying         Accumulated       Carrying          Accumulated
In thousands               Amount         Amortization        Amount          Amortization
-------------------------------------------------------------------------------------------
Licensing agreements         $400           $ (87)              $375             $(23)
Non-compete agreements        350             (70)                 -                -
Patents                       200             (54)               100              (33)
-------------------------------------------------------------------------------------------
Total                        $950           $(211)              $475             $(56)
===========================================================================================

Amortization expense for the year ended December 31, 2002, 2001 and 2000 was $155,000, $61,000 and $43,000, respectively. Future estimated amortization expense is as follows:

                                                          Estimated
                                                          Amortization
       In thousands                                       Expense
--------------------------------------------------------------------------------
       For the year ended December 31,
                                   2003                    $155
                                   2004                     155
                                   2005                     155
                                   2006                     155
                             Thereafter                     119
================================================================================
Had the Company been accounting for goodwill under SFAS 142 for all periods presented, the Company's net (loss) income and basic and diluted (loss) earnings per common share for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

In thousands, except per share amounts                 2002             2001             2000
-----------------------------------------------------------------------------------------------
Reported net (loss) income                         $(11,424)         $   637           $ 3,490
Goodwill amortization, net of tax                         -              423               372
-----------------------------------------------------------------------------------------------
Adjusted net (loss) income                         $(11,424)         $ 1,060           $ 3,862
===============================================================================================
Basic (loss) earnings per common share:
Reported net (loss) income                         $  (1.20)         $  0.07           $  0.37
Goodwill amortization, net of tax                         -             0.04              0.04
-----------------------------------------------------------------------------------------------
Adjusted basic (loss) earnings per common share    $  (1.20)         $  0.11           $  0.41
===============================================================================================
Diluted (loss) earnings per common share:
Reported net (loss) income                         $  (1.20)         $  0.07           $  0.37
Goodwill amortization, net of tax                         -             0.04              0.04
-----------------------------------------------------------------------------------------------
Adjusted diluted (loss) earnings per common share  $  (1.20)         $  0.11           $  0.40
===============================================================================================

ENVIRONMENTAL REMEDIATION AND COMPLIANCE
Environmental remediation costs are accrued when the liability is probable and costs are estimable. Environmental compliance costs, which principally include the disposal of waste generated by routine operations, are expensed as incurred. Capitalized environmental costs are depreciated, when appropriate, over their useful life.

EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income (loss) by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options utilizing the treasury stock method.

REVENUE RECOGNITION
The Company's revenues are composed of product sales and products and services provided under long-term contracts. The Company recognizes revenue upon shipment of material from stock inventory or upon billing of material shipped directly to the customer from a Company vendor. Title passes to the customer upon shipment. Revenue is reported net of freight for sales from stock inventory and direct shipments. Freight recorded for the years ended December 31, 2002, 2001 and 2000 amounted to $11,340,000, $11,332,000 and $8,903,000, respectively. Revenues from long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. For certain products, the percentage of completion is based upon actual labor and engineering costs to estimated total labor and engineering costs. For certain other products, the Company recognizes revenues based upon the units delivered compared to total units ordered by the customer.

As certain long-term contracts extend over one or more years, revisions to estimates of costs and profits are reflected in the accounting period in which the facts that require the revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized on the financial statements. The Company has historically made reasonable dependable estimates of the extent of progress towards completion, contract revenues, and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.

Revenue from contract change orders and claims is recognized when the settlement is probable and the amount can be reasonably estimated. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance. Costs in excess of billings, and billings in excess of costs are classified as a current asset.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist of accounts receivable, accounts payable, short-term and long-term debt, and interest rate agreements.

The carrying amounts of the Company's financial instruments at December 31, 2002 and 2001 approximate fair value.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION
In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" (SFAS 148) effective for fiscal years ending after December 31, 2002 and for interim periods beginning after December 15, 2002. This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has adopted the disclose-only provisions of SFAS 123, but applies the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized.

The following table illustrates the effect on the Company's (loss) income from continuing operations and (loss) earnings per share had compensation expense for the Company's stock option plans been applied using the method required by SFAS
123. Refer to Note 12 "Stock Options" for more information regarding stock based compensation.

In thousands,except
  per share amounts                      2002        2001       2000
--------------------------------------------------------------------------------
Net (loss) income from continuing
  operations, as reported            $ (5,029)     $1,303     $3,743
Add: Stock-based employee
  compensation expense included
  in reported net (loss) income, net
  of related tax effects                    -           -          -
Deduct: Total stock-based employee
  compensation expense determined
  under fair value method for all
  awards, net of related tax effects      270         260        315
--------------------------------------------------------------------------------
Pro forma (loss) income from
  continuing operations              $ (5,299)     $1,043     $3,428
================================================================================
(Loss) earnings per share from
  continuing operations:
  Basic and diluted, as reported     $ (0.53)      $ 0.14     $ 0.39
  Basic and diluted, pro forma       $ (0.56)      $ 0.11     $ 0.36
================================================================================

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company  uses  derivative  financial  instruments  to manage  interest  rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. Effective September 26, 2002, in conjunction with the Company's debt refinancing, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and has applied mark-to-market accounting prospectively. Adjustments in the fair value of these instruments are recorded as Other Expense (Income). The Company continues to apply cash flow hedge accounting to the interest rate swap.

At contract inception, the Company designates its derivative instruments as hedges. The Company recognizes all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income, and reclassified, as adustments to interest expense, as the underlying hedged items affect earnings. To the extent that a change in interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.

The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company does, however, hedge the cash flows of operations of its Canadian subsidiary. The Company manages its exposures to changes in foreign currency exchange rates on firm sales and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. At December 31, 2002 and 2001, the Company did not have any foreign currency forward contracts outstanding.


NEW ACCOUNTING PRONOUNCEMENTS
In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), effective for fiscal years beginning after June 15, 2002. SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The Company does not believe this standard will impact its consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51", (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition. The Company has not identified any off balance sheet arrangements for which consolidation under FIN 46 is reasonably possible.

NOTE 2.
ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2002 and 2001 are summarized as follows:

In thousands                               2002         2001
--------------------------------------------------------------------------------
Trade                                   $40,357      $53,542
Allowance for doubtful accounts          (1,063)        (812)
Other                                        69          306
--------------------------------------------------------------------------------
                                        $39,363      $53,036
================================================================================

The increase in current year reserves is due to fully reserved accounts. Bad debt expense (income) was $256,000, $(20,000), and $108,000 in 2002, 2001 and
2000, respectively.

The Company's customers are principally in the Rail, Construction and Tubular segments of the economy. As of December 31, 2002 and 2001, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:

In thousands                          2002         2001
--------------------------------------------------------------------------------
Rail                               $19,016      $28,158
Construction                        18,793       22,732
Tubular                              1,485        1,840
--------------------------------------------------------------------------------
                                   $39,294      $52,730
================================================================================

Credit is extended on an evaluation of the customer's financial condition and generally collateral is not required.

NOTE 3.
INVENTORIES

Inventories at December 31, 2002 and 2001 are summarized as follows:

In thousands                             2002           2001
--------------------------------------------------------------------------------
Finished goods                        $21,700        $33,995
Work-in-process                         6,343          5,551
Raw materials                           6,731          5,756
--------------------------------------------------------------------------------
Total inventories at current costs     34,774         45,302
--------------------------------------------------------------------------------
Less:
  Current cost over LIFO
      stated values                    (1,249)        (1,333)
  Inventory valuation reserve            (600)          (600)
--------------------------------------------------------------------------------
                                      $32,925        $43,369
================================================================================

At December 31, 2002 and 2001, the LIFO carrying value of inventories for book purposes exceeded the LIFO value for tax purposes by approximately $5,082,000 and $5,034,000, respectively. During 2002, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs which were higher than the costs of current purchases. The effect of these reductions in 2002 was to increase cost of goods sold by $714,000. During 2001, liquidation of LIFO layers carried at costs that were lower than current purchases resulted in a decrease to cost of goods sold of $307,000. During 2000, liquidation of LIFO layers carried at costs that were higher than current purchases resulted in an increase to cost of goods sold of $18,000.


NOTE 4.
PROPERTY HELD FOR RESALE

Property held for resale at December 31, 2002 and 2001 consists of the following:


In thousands                          2002         2001
--------------------------------------------------------------------------------
Location:
    Birmingham, AL                  $    -      $ 1,333
--------------------------------------------------------------------------------
Property held for resale            $    -      $ 1,333
================================================================================

Operations at the Tubular segment's Newport, KY pipe coating facility were suspended in 1998 in response to unfavorable market conditions. In 1999, the Company recorded an impairment loss to reduce these assets to their anticipated market value. In 2000, the machinery and equipment from this operation was dismantled and transferred to the Company's Birmingham, AL location. The expected sale of these assets did not materialize in 2002. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impaiment or Disposal of Long-Lived Assets", these assets were reclassified as held and used and a $765,000 non-cash charge was recognized representing depreciation that had been suspended while these assets were classified as held for resale.

NOTE 5.
DISCONTINUED OPERATIONS

During the fourth quarter of 2002, the Company started negotiations and committed to a plan to sell the assets related to the Rail segment's rail signaling and communications device business in 2003 and recorded a $660,000 non-cash impairment loss to adjust these assets to their fair value. The operations of the rail signaling and communication device business qualify as a "component of an entity" under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and thus, have been reclassified as discontinued operations in the fourth quarter of 2002, and prior periods have been restated. The rail signaling and communication device business was sold effective February 28, 2003.

In the fourth quarter of 1999, the Company made the decision to discontinue the operations of the Monitor Group, a developer of portable mass spectrometers. In September 2000, the Company sold the assets of the Monitor Group for $1,500,000 cash. The disposition of the Monitor Group represented the disposal of a business segment under Accounting Principles Board "APB" Opinion No. 30. Accordingly, results of the operation were classified as discontinued, and prior periods have been restated.

The following table reconciles net (loss) income from continuing operations before the cumulative effect of a change in accounting principle to net (loss) income before the cumulative effect of a change in accounting principle:

In thousands                                              2002              2001             2000
----------------------------------------------------------------------------------------------------
Net (loss) income from continuing operations
  (before the cumulative effect of a change in
   accounting principle)                               $(5,029)           $1,303           $3,743
Discontinued operations
  Loss from operations of the rail signaling
  and communication device business
  (including a pretax provision for the
   disposal of assets in 2002 of $660,000)              (2,005)           (1,134)          (1,040)
  Income from the operations of the
   Monitor Group, (including a pretax
   gain on disposal of $1,500,000)                           -                 -              618
  Income tax benefit                                         -               468              169
----------------------------------------------------------------------------------------------------
    Loss from discontinued operations                   (2,005)             (666)            (253)
----------------------------------------------------------------------------------------------------
Net (loss) income before cumulative effect
   of a change in accounting principle                $ (7,034)             $637           $3,490
====================================================================================================

The 2002 non-cash impairment loss to adjust the assets of the rail signaling and communication device business to fair value was recorded to the following asset classes:

In thousands
--------------------------------------------------------------------------------
Intangibles                          $ 611
Equipment                               49
--------------------------------------------------------------------------------
Total impairment loss                $ 660
================================================================================

The  following  table  details  balance  sheet   information  for   discontinued
operations:


In thousands                                      2002              2001
--------------------------------------------------------------------------------
Current assets
    Accounts receivable                            $ 1              $ 28
    Inventory                                      118                75
    Other current assets                            19                 8
--------------------------------------------------------------------------------
  Total current assets                             138               111
--------------------------------------------------------------------------------
Other assets
    Property, plant and equipment - net             95               132
    Intangibles - net                              101               905
--------------------------------------------------------------------------------
  Total other assets                               196             1,037
--------------------------------------------------------------------------------
Total assets                                       334             1,148
--------------------------------------------------------------------------------
Current liabilities
    Accounts payable - trade                        69                21
    Accrued payroll and employee benefits            1                 1
    Other accrued liabilities                        4               (13)
--------------------------------------------------------------------------------
  Total current liabilities                         74                 9
--------------------------------------------------------------------------------
Net assets of discontinued operations             $260            $1,139
================================================================================

NOTE 6.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2002 and 2001 consists of the following:

In thousands                                     2002        2001
--------------------------------------------------------------------------------
Land                                          $ 6,541     $ 6,352
Improvements to land and leaseholds             7,438       6,465
Buildings                                       7,675       6,060
Machinery and equipment,
    including equipment under
    capitalized leases                         50,188      44,676
Construction in progress                          181         717
--------------------------------------------------------------------------------
                                               72,023      64,270
--------------------------------------------------------------------------------
Less accumulated depreciation
    and amortization, including
    accumulated amortization of
    capitalized leases                         35,940      30,451
--------------------------------------------------------------------------------
                                              $36,083     $33,819
================================================================================

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $5,696,000, $5,353,000 and $5,071,000, respectively.


NOTE 7.
OTHER ASSETS AND INVESTMENTS

The Company holds  investments  in the stock of the Dakota,  Minnesota & Eastern
Railroad Corporation (DM&E), which is recorded at its historical cost of $8,993,000 and $8,493,000 at December 31, 2002 and 2001, respectively. This investment is comprised of $193,000 of DM&E Common stock, $1,500,000 of DM&E Series B Preferred Stock and Common stock warrants, $6,000,000 in DM&E Series C Preferred Stock and Common stock warrants, $800,000 in DM&E Series C1 Preferred Stock and Common stock warrants, and $500,000 in DM&E Series D Preferred Stock and Common stock warrants. The Company accrued dividend income on these issuances of $1,114,000, $881,000 and $813,000 in 2002, 2001 and 2000,
respectively. The Company had a receivable for accrued dividend income on these issuances of $3,725,000, $2,611,000 and $1,730,000 in 2002, 2001 and 2000,
respectively. Although the market value of the investments in DM&E stock are not readily determinable, management believes the fair value of this investment exceeds its carrying amount.

In August 2000, the Company contributed a note, having a principal and interest value of approximately $2,700,000, to a limited liability company created by the Company and its principal trackwork supplier in exchange for a 30% ownership position. Of the $2,700,000 initial investment, approximately $1,700,000 represented goodwill. During 2002, the Company recognized an impairment loss of approximately $1,893,000 to write off this investment. The loss in the value of this investment was driven by the continued deterioration of certain rail markets and was determined to be "other than temporary" based on discounted cash flow projections. The Company's proportionate share of the unaudited financial results for this investment was immaterial for the years ended December 31, 2002, 2001 and 2000.

NOTE 8.
BORROWINGS

On September 26, 2002, the Company entered into a new credit agreement with a syndicate of three banks led by PNC Bank, N.A. The new agreement provides for a revolving credit facility of up to $60,000,000 in borrowings to support the Company's working capital and other liquidity requirements. The revolving credit facility, which matures in September 2005, is secured by substantially all of the inventory and trade receivables owned by the Company. Availability under the agreement is limited by the amount of eligible inventory and accounts receivable, applied against certain advanced rates. Proceeds from the new facility were used to repay and retire the Company's previous credit agreement, which was to mature in July 2003. Interest on the new credit facility is based on LIBOR plus a spread ranging from 1.75% to 2.5%.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated capital expenditures. The agreement also restricts investments, indebtedness, and the sale of certain assets. As of December 31, 2002, the Company was in compliance with all the agreement's covenants.

At December 31, 2002, 2001 and 2000, the weighted average interest rate on short-term borrowings was 3.84%, 5.41% and 8.12%, respectively. At December 31, 2002 the Company had borrowed $23,000,000 under the agreement, which was classified as long-term (See Note 9). Under the agreement, the Company had approximately $11,645,000 in unused borrowing commitment at December 31, 2002.

NOTE 9.
LONG-TERM DEBT AND RELATED MATTERS

Long-term debt at December 31, 2002 and 2001 consists of the following:

In thousands                                     2002        2001
--------------------------------------------------------------------------------
Revolving Credit Agreement with
  weighted average interest rate of
  3.84% at December 31, 2002 and
  5.41% at December 31, 2001,
  expiring September 26, 2005                 $23,000     $30,000
--------------------------------------------------------------------------------
Lease obligations payable in
  installments through 2012 with a
  weighted average interest rate of
  7.33% at December 31, 2002 and
  8.30% at December 31, 2001                    1,897       1,522
--------------------------------------------------------------------------------
Massachusetts Industrial Revenue
  Bond with an average interest
  rate of 1.58% at December 31,
  2002 and 2.89% at December 31,
  2001, payable March 1, 2013                   2,045       2,045
--------------------------------------------------------------------------------
Pennsylvania Economic Development
  Financing Authority Tax Exempt
  Pooled Bond payable in installments
  from 2005 through 2021 with an
  average interest rate of 1.63% at
  December 31, 2002                               400           -
--------------------------------------------------------------------------------
Pennsylvania Department of
  Community and Economic Develop-
  ment Machinery and Equipment
  Loan Fund payable in installments
  through 2009 with a fixed interest
  rate of 3.75%                                   474           -
--------------------------------------------------------------------------------
                                               27,816      33,567
Less current maturities                           825         809
--------------------------------------------------------------------------------
                                              $26,991     $32,758
================================================================================

The $23,000,000 revolving credit borrowings included in long-term debt were obtained under the revolving loan agreement discussed in Note 8 and are subject to the same terms and conditions. The borrowings are classified as long-term because the Company does not anticipate reducing the borrowings below $23,000,000 during 2003.

The Massachusetts Industrial Revenue Bond is secured by a $2,085,000 standby letter of credit.

The Pennsylvania Economic Development Financing Authority Tax-Exempt Pooled Bond is secured by a $410,000 standby letter of credit.

The Company uses interest rate collars to manage interest rate exposure on variable-rate debt. The Company has a LIBOR-based interest rate collar agreement, which became effective in March 2001 and expires in March 2006, with a notional value of $15,000,000, a maximum annual interest rate of 5.60%, and a minimum annual interest rate of 5.00%. The counterparty to the collar agreement has the option, on March 6, 2005, to convert the $15,000,000 collar to a one-year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The Company also has a LIBOR-based interest rate collar agreement, which became effective in April 2001 and expires in April 2006, with a notional value of $10,000,000, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counter-party to the collar agreement has the option, on April 18, 2004, to convert the $10,000,000 collar to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. Other expense (income) for 2002 includes a non-cash charge of $2,232,000 related to the mark-to-market accounting for these derivative instruments as a result of the Company entering into a new credit agreement late in the third quarter. The new agreement, as discussed in Note 8, discontinued the hedging relationship of the Company's interest rate collars with the underlying debt instrument. Although these derivatives are not deemed to be effective hedges of the new credit facility, in accordance with the provisions of SFAS 133, the Company has retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company will continue to record the mark-to-market adjustments on the interest rate collars, through 2006, in its consolidated income statement.

The Company also has an interest rate swap agreement related to variable rate borrowings, which expires in December 2004, has a notional value of $2,453,000 at December 31, 2002, and is designed to fix the total interest rate at 7.42%. The Company is obligated to pay additional interest on the swap if LIBOR exceeds 7.249%. The fair value of the swap at December 31, 2002 is a $171,000 liability and is classified within other long-term liabilities on the Consolidated Balance Sheets. At the current fair value based on prevailing interest rates as of December 31, 2002, the $101,000 of other comprehensive loss related to this derivative, which is net of tax, will be reclassified into earnings as the underlying hedged items affect earnings, over the term of the agreement.

The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 2002 are as follows: 2003 - $825,000; 2004 - $461,000; 2005 - $23,314,000; 2006 - $329,000; 2007 and after - $2,887,000.

NOTE 10.
STOCKHOLDERS' EQUITY

At December 31, 2002 and 2001, the Company had authorized shares of 20,000,000 in Common stock and 5,000,000 in Preferred stock. No Preferred stock has been issued. The Common stock has a par value of $.01 per share. No par value has been assigned to the Preferred stock.

The Company's Board of Directors has authorized the purchase of up to 1,500,000 shares of its Common stock at prevailing market prices. As of December 31, 2002, the Company had repurchased 973,398 shares at a total cost of approximately $5,016,800. No purchases were made in 2002. The timing and extent of future purchases will depend on market conditions and options available to the Company for alternative uses of its resources.

No cash dividends on Common stock were paid in 2002, 2001, or 2000.


NOTE 11.
ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2002 and 2001, are as follows:


In thousands                            2002              2001
--------------------------------------------------------------------------------
Cumulative transition adjustment
   of a change in accounting
   principle (SFAS 133)            $       -            $  (48)
Unrealized derivative losses
  on cash flow hedges                   (101)             (589)
Foreign currency translation
  adjustment                             (56)              (39)
Minimum pension liability
  adjustment                            (654)             (220)
--------------------------------------------------------------------------------
                                       $(811)            $(896)
================================================================================

NOTE 12.
STOCK OPTIONS

The Company has two stock option plans currently in effect under which future grants may be issued: The 1985 Long-Term Incentive Plan (1985 Plan) and the 1998 Long-Term Incentive Plan for Officers and Directors (1998 Plan).

The 1985 Plan, as amended and restated in March 1994, provides for the award of options to key employees and directors to purchase up to 1,500,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. The 1998 Plan as amended and restated in May 2001, provides for the award of options to key employees and directors to purchase up to 900,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. Both Plans provide for the granting of "nonqualified options" and "incentive stock options" with a duration of not more than ten years from the date of grant. The Plans also provide that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant. Stock to be offered under the Plans may be authorized from unissued Common stock or previously issued shares which have been reacquired by the Company and held as Treasury shares. At December 31, 2002, 2001 and 2000, Common stock options outstanding under the Plans had option prices ranging from $2.75 to $6.00, with a weighted average price of $4.27, $4.05 and $4.26 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding for the three years ended December 31, 2002 are: 2002 - 6.4 years; 2001 - 6.7 years; and 2000 - 7.1 years.

The Option Committee of the Board of Directors which administers the Plans may, at its discretion, grant stock appreciation rights at any time prior to six months before an option's expiration date. Upon exercise of such rights, the participant surrenders the exercisable portion of the option in exchange for payment (in cash and/or Common stock valued at its fair market value) of an amount not greater than the spread, if any, by which the average of the high and low sales prices quoted in the Over-the-Counter Exchange on the trading day immediately preceding the date of exercise of the stock appreciation right exceeds the option price. No stock appreciation rights were issued or outstanding during 2002, 2001 or 2000.

Options for 55,500 shares were exercised during 2002 with a weighted average exercise price of $3.45. No options were exercised in 2001; however, during 2000, options exercied totaled 35,500 shares with a weighted average exercise price of $3.32.

Certain information for the three years ended December 31, 2002 relative to employee stock options is summarized as follows:


                                   2002             2001             2000
--------------------------------------------------------------------------------
Number of shares under
Incentive Plan:
     Outstanding at
       beginning of year      1,402,750        1,187,500          950,500
     Granted                    251,500          356,000          462,500
     Canceled                   (63,250)        (140,750)        (190,000)
     Exercised                  (55,500)               -          (35,500)
--------------------------------------------------------------------------------
Outstanding at
  end of year                 1,535,500        1,402,750        1,187,500
================================================================================
Exercisable at
  end of year                 1,040,500          916,250          721,375
================================================================================
Number of shares available
  for future grant:
Beginning of year               370,800          136,050          408,550
================================================================================
End of year                     182,550          370,800          136,050
================================================================================

Pro forma information regarding net income and earnings per share for options granted is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS
123. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 4.94%, 5.24% and 6.02%; dividend yield of 0.0% for all three years; volatility factors of the expected market price of the Company's Common stock of .32, .31 and .29; and a weighted-average expected life of the option of ten years. The weighted average fair value of options granted at December 31, 2002, 2001, and 2000 was $2.75, $1.91 and $2.26, respectively.

Had compensation expense for the Company's stock option plans been determined in accordance with SFAS 123, the Company's net (loss) income from continuing operations and diluted (loss) earnings per share would have been: $(5,299,000) or $(0.56) per share in 2002, $1,043,000 or $0.11 per share in 2001, and
$3,428,000 or $0.36 per share in 2000.

NOTE 13.
(LOSS) EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share:


In thousands, except                   Years ended December 31,
per share amounts                      2002        2001      2000
--------------------------------------------------------------------------------
Numerator:
  Numerator for basic
    and diluted earnings
    per common share -
    net (loss) income available
    to common stockholders:
      (Loss) income from
        continuing operations       $(5,029)     $1,303    $3,743
       Loss from discontinued
        operations                   (2,005)       (666)     (253)
       Cumulative effect of
        change in accounting
        principle                    (4,390)          -         -
--------------------------------------------------------------------------------
  Net (loss) income                $(11,424)       $637    $3,490
================================================================================
Denominator:
    Weighted average shares           9,494       9,429     9,490
--------------------------------------------------------------------------------
Denominator for basic earnings
  per common share                    9,494       9,429     9,490
Effect of dilutive securities:
  Contingent issuable shares             13          44        53
  Employee stock options                140          34        15
--------------------------------------------------------------------------------
Dilutive potential common
  shares                                153          78        68
Denominator for diluted
  earnings per common
  share - adjusted weighted
  average shares and
  assumed conversions                 9,647       9,507     9,558
================================================================================
Basic and diluted (loss)
  earnings per common
  share:
    Continuing operations        $    (0.53)    $  0.14    $ 0.39
    Discontinued operations           (0.21)      (0.07)    (0.03)
     Cumulative effect of
        change in accounting
        principle                     (0.46)         -         -
--------------------------------------------------------------------------------
Basic and diluted (loss)
  earnings per common
  share                           $   (1.20)    $ 0.07     $ 0.37
================================================================================

In 2002, the Company did not include dilutive securities in the calculation of weighted average common shares because of their anti-dilutive effect due to the net loss incurred.

Weighted average shares issuable upon the exercise of stock options which were antidilutive and were not included in the calculation were 352,000, 684,000 and 791,000 in 2002, 2001 and 2000, respectively.

NOTE 14.
INCOME TAXES

At  December  31,  2002  and  2001,  the  tax  benefit  of  net  operating  loss carryforwards available for foreign and state income tax purposes was approximately $2,666,000 and $2,166,000, respectively. For financial reporting purposes, a valuation allowance of $1,974,000 has been recognized to offset the deferred tax assets related to the state and foreign net operating loss carryforwards. The Company's valuation allowance for deferred tax assets was increased by $411,000 during 2002 and $357,000 during 2001 to reflect the uncertainty regarding the Company's ability to utilize state and foreign net operating loss carryforwards, which begin to expire in 2005. Additionally, at December 31, 2002, the Company wrote down the value of its investment and advances with its specialty trackwork supplier by $6,943,000, creating a deferred tax asset of approximately $2,491,000. For financial reporting purposes, a valuation allowance of $667,000 has been recognized to offset a portion of the deferred tax asset due to the uncertainty of the Company's ability to utilize the entire deferred tax asset. The change in the net deferred tax asset (liability) reflects $541,000 in deferred tax assets related to adoption of SFAS 142 in which the Company recognized $4,931,000 in goodwill impairment as the cumulative effect of a change in accounting principle for book purposes, as well as the change in minimum pension liability and derivative instruments which are recorded, net of tax, in accumulated other comprehensive loss. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows:

In thousands                                 2002           2001
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                            $ 4,195        $ 4,968
  Inventories                               1,474          1,201
--------------------------------------------------------------------------------
Total deferred tax liabilities              5,669          6,169
--------------------------------------------------------------------------------
Deferred tax assets:
  Accounts receivables                        362            295
  Net operating loss
    carryforwards                           2,666          2,166
  Minimum pension liability                   453            139
  Derivative instruments                       70            442
  Writedown of investment
    and advances                            2,491              -
  Goodwill                                    541              -
  Other - net                               2,006          1,196
--------------------------------------------------------------------------------
  Total deferred tax assets                 8,589          4,238
  Valuation allowance for
    deferred tax assets                     2,641          1,563
--------------------------------------------------------------------------------
  Deferred tax assets                       5,948          2,675
--------------------------------------------------------------------------------
Net deferred tax asset (liability)          $ 279      $  (3,494)
================================================================================

Significant components of the provision for income taxes from continuing operations are as follows:


In thousands                      2002       2001       2000
--------------------------------------------------------------------------------
Current:
  Federal                     $    615     $  757     $2,777
  State                             64        156        161
--------------------------------------------------------------------------------
Total current                      679        913      2,938
--------------------------------------------------------------------------------
Deferred:
  Federal                       (2,904)        (2)      (398)
  State                           (386)        14        (44)
--------------------------------------------------------------------------------
Total deferred                  (3,290)        12       (442)
--------------------------------------------------------------------------------
Total income tax expense       $(2,611)    $  925     $2,496
================================================================================

The reconciliation of income tax from continuing operations computed at statutory rates to income tax expense (benefit) is as follows:

                                  2002       2001       2000
--------------------------------------------------------------------------------
Statutory rate                   (34.0%)    34.0%       34.0%
State income tax                  (2.6)     11.8         0.8
Foreign income tax                 -         -           5.1
Nondeductible expenses            (1.9)      1.8         0.1
Other                              4.3      (6.1)        -
--------------------------------------------------------------------------------
                                 (34.2%)    41.5%       40.0%
================================================================================

(Loss) income from continuing operations before income taxes included a loss from domestic operations of $(12,571,000) in 2002, and income of $2,228,000 in 2001, and $6,239,000 in 2000.

NOTE 15.
RENTAL AND LEASE INFORMATION

The Company has capital and operating leases for certain plant facilities, office facilities, and equipment. Rental expense for the years ended December 31, 2002, 2001, and 2000 amounted to $4,008,000, $4,145,000 and $4,058,000, respectively. Generally, the land and building leases include escalation clauses.

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2002:

                                             Capital     Operating
In thousands                                 Leases       Leases
--------------------------------------------------------------------------------
Year ending December 31,
  2003                                        $ 868     $  3,119
  2004                                          457        2,537
  2005                                          264        1,492
  2006                                          264        1,236
  2007 and thereafter                           361          344
--------------------------------------------------------------------------------
Total minimum lease payments                  2,214       $8,728
Less amount representing interest               317
--------------------------------------------------------------------------------
Total present value of minimum
    payment                                   1,897
Less current portion of such
    obligations                                 761
--------------------------------------------------------------------------------
Long-term obligations with
    interest rates ranging from
    3.66% to 11.42%                          $1,136
================================================================================

Assets recorded under capital leases are as follows:

In thousands                                  2002          2001
--------------------------------------------------------------------------------
Machinery and equipment
    at cost                                 $3,029        $2,827
Buildings                                      399             -
Land                                           219             -
--------------------------------------------------------------------------------
                                             3,647         2,827
Less accumulated amortization                1,371         1,367
--------------------------------------------------------------------------------
    Net property, plant and
     equipment                               2,276         1,460
--------------------------------------------------------------------------------
Machinery and equipment held
   for resale, at cost                           -         2,033
Less accumulated amortization/
    valuation                                    -           827
--------------------------------------------------------------------------------
    Net property held for resale                 -         1,206
--------------------------------------------------------------------------------
    Net prepaid expenses                        77            67
--------------------------------------------------------------------------------
Net capital lease assets                    $2,353        $2,733
================================================================================

NOTE 16.
RETIREMENT PLANS

Substantially all of the Company's hourly paid employees are covered by one of the Company's noncontributory, defined benefit plans and a defined contribution plan. Substantially all of the Company's salaried employees are covered by a defined contribution plan established by the Company.

The hourly plan assets consist of various mutual fund investments. The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plan, with the accrued pension cost in other non-current liabilities in the Company's balance sheets:

In thousands                                   2002         2001
--------------------------------------------------------------------------------
Changes in benefit obligation:
Benefit obligation at beginning
  of year                                   $ 2,668      $ 2,747
Service cost                                     54           75
Interest cost                                   183          175
Actuarial losses (gains)                        151         (224)
Benefits paid                                  (101)        (105)
--------------------------------------------------------------------------------
Benefit obligation at end
  of year                                   $ 2,955      $ 2,668
================================================================================
Change to plan assets:
Fair value of assets at
  beginning of year                         $ 2,013      $ 2,383
Actual loss on plan assets                     (380)        (328)
Employer contribution                           108           63
Benefits paid                                  (101)        (105)
--------------------------------------------------------------------------------
Fair value of assets at
  end of year                              $  1,640      $ 2,013
================================================================================
Funded status                               $(1,315)    $   (655)
Unrecognized actuarial loss                   1,151          473
Unrecognized net transition
  asset                                         (45)         (55)
Unrecognized prior service
  cost                                           53           62
--------------------------------------------------------------------------------
Accrued benefit cost                        $  (156)     $  (175)
================================================================================
Amounts recognized in the
  statement of financial
  position consist of:
Accrued benefit liability                 $  (1,315)     $  (655)
Intangible asset                                 53           62
Accumulated other compre-
  hensive loss                                1,106          418
--------------------------------------------------------------------------------
Net amount recognized                       $  (156)     $  (175)
================================================================================

The Company's funding policy for defined benefit plans is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. Net periodic pension costs for the three years ended December 31, 2002 are as follows:


In thousands                            2002     2001    2000
--------------------------------------------------------------------------------
Components of net
periodic  benefit cost:
Service cost                           $  54    $  75   $  61
Interest cost                            183      175     179
Actual loss on
  plan assets                            380      328     204
Amortization of prior
  service cost                            (9)      (9)    (16)
Recognized net actuarial loss           (519)    (531)   (420)
--------------------------------------------------------------------------------
 Net periodic
  benefit cost                        $   89  $    38   $   8
================================================================================

Assumptions used to measure the projected benefit obligation and develop net periodic pension costs for the three years ended December 31, 2002 were:

                                        2002     2001    2000
--------------------------------------------------------------------------------
Assumed discount rate                   6.75%    7.00%   7.00%
================================================================================
Expected rate of return on
  plan assets                           7.75%    8.00%   8.00%
================================================================================

Amounts applicable to the Company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

In thousands                            2002     2001    2000
--------------------------------------------------------------------------------
Projected benefit obligation          $2,955   $2,668  $2,747
Accumulated benefit obligation         2,955    2,668   2,718
Fair value of plan assets              1,640    2,013   2,383
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

Further, the plan requires an additional matching employer contribution, based on the ratio of the Company's pretax income to equity, up to 3% of the employee's annual compensation. Additionally, the Company contributes 1% of all salaried employees' annual compensation to the plan without regard for employee contribution. The defined contribution plan expense was $373,000 in 2002, $558,000 in 2001, and $877,000 in 2000.

NOTE 17.
COMMITMENTS AND CONTINGENT LIABILITIES

The Company is subject to laws and regulations relating to the protection of the environment, and the Company's efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company's future earnings. In the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, results of operations, competitive position, or capital expenditures of the Company.

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

At December 31, 2002, the Company had outstanding letters of credit of approximately $2,762,000.


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

Specialty trackwork sales of the Company's Rail segment depend primarily on one source, in which the Company maintains a 30% ownership position. During the third quarter of 2002, the Company recorded a $1,793,000 "other than temporary" impairment charge related to its equity investment in this supplier. On December 31, 2002, the Company wrote down $5,050,000 of advances made to this supplier and the remaining $100,000 in its equity investment. These advances are not expected to be recoverable. The Company has approximately $10.0 million of contractual supply obligations with certain customers related to specialty trackwork. If, for any reason, this supplier is unable to perform, the Company could experience a negative impact on earnings and cash flows.

The Company is TXI Chaparral's exclusive North American distributor of steel sheet piling. Steel sheet piling production commenced in 2001 at TXI Chaparral's Petersburg, VA facility, but the quantity produced has not materially impacted results for 2002 or 2001. In December 2002, the Company announced the availability of a full range of Z-pile sheet piling products. The Company expects the availability of Z-piling to have a positive effect on 2003 earnings for the Construction products segment. However, if TXI Chaparral fails to produce substantial quantities of Z-piling products, earnings could be adversely impacted.

The Company's CXT subsidiary and Allegheny Rail Products division are dependent on one customer for a significant portion of their business. In addition, a substantial portion of the Company's operations are heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects or the failure to negotiate contract renewals, could have a favorable or unfavorable impact on the operating results of the Company. Additionally, governmental actions concerning taxation, tariffs, the environment or other matters could impact the operating results of the Company. The Company's operating results may also be affected by adverse weather conditions.

NOTE 19.
BUSINESS SEGMENTS

L. B. Foster Company is organized and evaluated by product group, which is the basis for identifying reportable segments.

The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.

The Company's Rail segment provides a full line of new and used rail, trackwork and accessories to railroads, mines and industry. The Rail segment also designs and produces concrete ties, insulated rail joints, power rail, track fasteners, coverboards and special accessories for mass transit and other rail systems. Foster Technologies, the Company's rail signaling and communication business, was classified as a discontinued operation on December 31, 2002. Prior period results have been adjusted to reflect this classification. See Note 5, "Discontinued Operations".

The Company's Construction segment sells and rents steel sheet piling, H-bearing pile, and other piling products for foundation and earth retention requirements. In addition, the Company's Fabricated Products division sells bridge decking, heavy  steel  fabrications,  expansion  joints and other  products  for  highway construction and repair. The Geotechnical division designs and supplies mechanically-stabilized earth wall systems while the Buildings division produces precast concrete buildings.

The  Company's   Tubular  segment  supplies  pipe  coatings  for  pipelines  and utilities. Additionally, this segment produces pipe-related products for special markets, including water wells and irrigation.

The Company markets its products directly in all major industrial areas of the United States, primarily through a national sales force.

The following table illustrates revenues, profits/losses, assets, depreciation/amortization and capital expenditures of the Company by segment. Segment profit is the earnings before income taxes and includes internal cost of capital charges for assets used in the segment at a rate of, generally 1% per month. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a First-In, First-Out (FIFO) basis at the segment level compared to a Last-In, First-Out (LIFO) basis at the consolidated level.

In thousands                                                         2002
-----------------------------------------------------------------------------------------------------------------
                                                                                                    Expenditures
                                     Net           Segment          Segment     Depreciation/     for Long-Lived
                                   Sales     Profit/(Loss)           Assets      Amortization             Assets
-----------------------------------------------------------------------------------------------------------------
Rail Products                   $128,249         $  (1,511)        $ 57,475          $  2,429           $    909
Construction Products            116,748             1,007           44,385             1,719              4,705
Tubular Products                  12,953               714            6,243               350              1,149
-----------------------------------------------------------------------------------------------------------------
      Total                     $257,950         $     210         $108,103          $  4,498           $  6,763
=================================================================================================================

In thousands                                                          2001
-----------------------------------------------------------------------------------------------------------------
                                                                                                    Expenditures
                                     Net           Segment          Segment     Depreciation/     for Long-Lived
                                   Sales     Profit/(Loss)           Assets      Amortization             Assets
-----------------------------------------------------------------------------------------------------------------
Rail Products                   $145,054         $  (3,122)        $ 71,083          $  3,001           $  1,750
Construction Products            115,600             1,807           49,018             1,617              2,526
Tubular Products                  21,055             2,850            8,236               603                263
-----------------------------------------------------------------------------------------------------------------
      Total                     $281,709         $   1,535         $128,337          $  5,221           $  4,539
=================================================================================================================

In thousands                                                         2000
-----------------------------------------------------------------------------------------------------------------
                                                                                                    Expenditures
                                     Net           Segment          Segment     Depreciation/     for Long-Lived
                                   Sales           Profit           Assets      Amortization             Assets
-----------------------------------------------------------------------------------------------------------------
Rail Products                   $138,635          $     99         $ 84,395          $  2,346           $  1,572
Construction Products            106,280             4,429           53,944             1,391              2,261
Tubular Products                  19,511             1,531            9,058               630                211
-----------------------------------------------------------------------------------------------------------------
      Total                     $264,426          $  6,059         $147,397          $  4,367           $  4,044
=================================================================================================================


One customer accounted for more than 11% of consolidated net sales in 2002. While the Company expects this relationship to continue, the loss of this customer could affect the operations of the Rail segment. No customer accounted for more than 10% of consolidated sales in 2001 or 2000. Sales between segments are immaterial.

Reconciliations of reportable segment net sales, profit, assets, depreciation and amortization, and expenditures for long-lived assets to the Company's consolidated totals are illustrated as follows:


In thousands                                                          2002              2001               2000
-----------------------------------------------------------------------------------------------------------------
Net Sales from Continuing Operations
Total for reportable segments                                     $ 257,950         $ 281,709          $ 264,426
Other net sales                                                           -               410                188
-----------------------------------------------------------------------------------------------------------------
                                                                  $ 257,950         $ 282,119          $ 264,614
=================================================================================================================

(Loss) Income from Continuing Operations
-----------------------------------------------------------------------------------------------------------------
Total for reportable segments                                     $     210         $   1,535          $   6,059
Adjustment of inventory to LIFO                                          84               357                162
Unallocated other (expense) income                                   (8,040)              694              2,506
Other unallocated amounts                                               106              (358)            (2,488)
-----------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations,
  before income taxes and cumulative
   effect of change in accounting principle                       $  (7,640)        $   2,228          $   6,239
=================================================================================================================

Assets
-----------------------------------------------------------------------------------------------------------------
Total for reportable segments                                     $ 108,103         $ 128,337          $ 147,397
Unallocated corporate assets                                         20,429            25,556             23,913
LIFO and market value inventory reserves                             (1,849)           (1,933)            (2,290)
Unallocated property, plant and equipment                             6,967             6,934              6,816
Assets of discontinued operations                                       334             1,148              1,311
-----------------------------------------------------------------------------------------------------------------
Total assets                                                      $ 133,984         $ 160,042          $ 177,147
=================================================================================================================

Depreciation/Amortization
-----------------------------------------------------------------------------------------------------------------
Total reportable for segments                                     $   4,498         $   5,221          $   4,367
Other                                                                 1,353               193                747
-----------------------------------------------------------------------------------------------------------------
                                                                  $   5,851         $   5,414          $   5,114
=================================================================================================================

Expenditures for Long-Lived Assets
-----------------------------------------------------------------------------------------------------------------
Total for reportable segments                                     $   6,763         $   4,539          $   4,044
Expenditures included in acquisition of business                     (1,025)                -                  -
Expenditures financed under capital leases                           (1,303)             (102)              (340)
Expenditures included in property held for sale                           -                 -                (99)
Other expenditures                                                      289               370                458
-----------------------------------------------------------------------------------------------------------------
                                                                  $   4,724         $   4,807          $   4,063
=================================================================================================================

Approximately 97% of the Company's total net sales were to customers in the United States, and a majority of the remaining sales were to other North American countries.

All of the Company's long-lived assets are located in North America and almost 100% of those assets are located in the United States.

NOTE 20.
RESTRUCTURING, IMPAIRMENT, AND OTHER NON-RECURRING CHARGES

The expected sale of the Company's Newport, KY pipe coating assets did not materialize, resulting in a 2002 fourth quarter non-cash charge of $765,000. This charge represents depreciation expense that had been suspended while these assets were classified as held for resale.

Also during the fourth quarter of 2002, the Company started negotiations and committed to a plan to sell the assets related to its rail signaling business. The Company recorded a $660,000 non-cash impairment loss to adjust these assets to their fair value. The operations of the rail signaling business qualify as a "component of an entity" and thus, have been classified as discontinued operations in 2002. See Note 5, "Discontinued Operations".

Both of these transactions were recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Other non-cash charges that were recorded in 2002 include: $6,943,000 impairment of the Company's investment in and advances to its principal specialty trackwork supplier; $4,390,000 (net of tax) from the cumulative effect of a change in accounting principle, as a result of the adoption of Statement of Financial
Accounting Standards No. 142, "Goodwill and Other Intangible Assets"; and $2,232,000 related to mark-to-market accounting for derivative instruments, as a result of the Company entering into a new credit agreement, which discontinued the hedging relationship of the Company's interest rate collars with the underlying debt instrument.

A two-year plan to improve the Company's financial performance by consolidating sales and administrative functions, and plant operations was implemented during 2001 and 2000. Results for 2001 included pretax charges of $1,879,000 related to the plan. These charges consisted of employee severances and facility exit costs of $845,000; asset impairments of $606,000; and other related costs of $428,000.

Results for 2000 also included pretax charges related to the above-mentioned plan of $1,349,000. These charges consisted of employee severances and facility exit costs of $1,011,000; asset impairments of $173,000; and other related costs of $165,000.

Costs associated with the consolidation of sales and administrative functions were charged to selling and administrative expense, while costs associated with the consolidation of plant operations, including substantially all impairment charges, were included in cost of sales, on the Company's Consolidated Statements of Operations. Substantially all components of the restructuring charges were paid in the period incurred.

NOTE 21.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2002 and 2001 is presented below:

In thousands, except per share amounts                                     2002
---------------------------------------------------------------------------------------------------------------------------
                                           First            Second         Third             Fourth
                                           Quarter(1)       Quarter        Quarter(2)(3)     Quarter(4)(5)(6)        Total
---------------------------------------------------------------------------------------------------------------------------
Net sales                                 $  63,173       $  70,806       $  66,965         $  57,006            $ 257,950
---------------------------------------------------------------------------------------------------------------------------
Gross profit                              $   6,795       $   8,700       $   8,344         $   5,628            $  29,467
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations  $      28       $   1,063       $  (2,445)        $  (3,675)           $  (5,029)
---------------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations         $    (317)      $    (332)      $    (302)        $  (1,054)           $  (2,005)
---------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in
  accounting principle                    $  (4,390)      $       -       $       -         $       -            $  (4,390)
---------------------------------------------------------------------------------------------------------------------------
Net (loss) income                         $  (4,679)      $     731       $  (2,747)        $  (4,729)           $ (11,424)
---------------------------------------------------------------------------------------------------------------------------
Basic and diluted (loss) earnings
  per common share:
    From continuing operations            $       -       $    0.11       $   (0.26)        $  ( 0.39)           $   (0.53)
    From discontinued operations          $   (0.03)      $   (0.03)      $   (0.03)        $   (0.11)           $   (0.21)
    From cumulative effect of change in
      accounting principle                $   (0.46)      $       -       $       -         $       -            $   (0.46)
---------------------------------------------------------------------------------------------------------------------------
Basic and diluted (loss) earnings
  per common share                        $   (0.50)      $    0.08       $   (0.29)        $   (0.50)           $   (1.20)
===========================================================================================================================

(1) During the third quarter of 2002, the Company completed its goodwill impairment testing required by the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and recorded a $4,390,000 non-cash charge. In accordance with this standard, this charge was recognized as the cumulative effect of a change in accounting principle as of the date of adoption, January 1, 2002, and accordingly, previously reported amounts have been restated to reflect the adoption of this standard. 2) Includes a non-cash charge of $2,260,000 related to the mark-to-market accounting for derivative instruments as a result of the Company entering into a new credit agreement late in the third quarter, which discontinued the hedging relationship of the Company's interest rate collars with the underlying debt instrument. 3) Includes a $1,793,000 "other than temporary" impairment charge related to the Company's equity investment in its principal specialty trackwork supplier. 4) Includes a $5,050,000 write-down of uncollectible advances made to the Company's principal specialty trackwork supplier and the remaining $100,000 balance in its equity investment. 5) Includes a $765,000 charge for depreciation expense that had been suspended while the Company's Newport, KY pipe-coating assets were classified as held for resale. 6) During the fourth quarter, the Company committed to a plan to sell the assets related to its rail signaling business and recorded a $660,000 impairment loss to adjust the assets to their expeced realizable value. Accordingly, this business was reclassified as a discontinued operation and prior periods continuing operations have been restated by the amount reflected as discontinued operations.

In thousands, except per share amounts                                       2001
----------------------------------------------------------------------------------------------------------------------------
                                               First             Second          Third             Fourth
                                               Quarter(1)(2)     Quarter(1)(2)   Quarter(1)(2)    Quarter(1)(2)     Total
----------------------------------------------------------------------------------------------------------------------------
Net sales                                      $  56,090         $  80,274       $  75,791        $  69,964       $ 282,119
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                   $   5,340         $  10,135       $   9,719        $   8,302       $  33,496
----------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations       $  (1,685)        $   1,176       $   1,173        $     639       $   1,303
----------------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations              $    (180)        $    (185)      $    (143)       $    (158)      $    (666)
----------------------------------------------------------------------------------------------------------------------------
Net (loss) income                              $  (1,865)        $     991       $   1,030        $     481       $     637
----------------------------------------------------------------------------------------------------------------------------
Basic (loss) earnings per common share:
  From continuing operations                   $   (0.18)        $    0.12       $    0.12        $    0.07       $    0.14
  From discontinued operations                 $   (0.02)        $   (0.02)      $   (0.02)       $   (0.02)      $   (0.07)
----------------------------------------------------------------------------------------------------------------------------
Basic (loss) earnings per common share         $   (0.20)        $    0.11       $    0.11        $    0.05       $    0.07
----------------------------------------------------------------------------------------------------------------------------
Diluted (loss) earnings per common share:
  From continuing operations                   $   (0.18)        $    0.12       $    0.12        $    0.07       $    0.14
  From discontinued operations                 $   (0.02)        $   (0.02)      $   (0.02)       $   (0.02)      $   (0.07)
----------------------------------------------------------------------------------------------------------------------------
Diluted (loss) earnings per common share       $   (0.20)        $    0.10       $    0.11        $    0.05       $    0.07
============================================================================================================================

(1) The quarterly results include charges related to the Company's previously announced plan of consolidating sales and administrative functions and plant operations. For the first, second, third and fourth quarters, these pretax charges were $1,356,000, $140,000, $10,000 and $373,000, respectively. (2) The previously reported continuing operations have been restated to reflect the classification of the Company's rail signaling business as a discontinued operation.

Note 22.
Subsequent Event

In February 2003, the Company sold assets related to its rail signaling and communications device business (Foster Technologies) for $300,000. These assets, classified as a discontinued operation on December 31, 2002, were comprised of a patent, associated intellectual property, inventory and equipment.

REPORT OF INDEPENDENT AUDITORS AND RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of L. B. Foster Company:
-------------------------------------------------------------------

We have audited the accompanying consolidated balance sheets of L. B. Foster Company and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities", effective January 1, 2001.


/s/Ernst & Young LLP
Pittsburgh, Pennsylvania
January 28, 2003



To the Stockholders of L. B. Foster Company:
--------------------------------------------

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


/s/Stan L. Hasselbusch
Stan L. Hasselbusch
President and
Chief Executive Officer


/s/David J. Russo
David J. Russo
Senior Vice President,
Chief Financial Officer
and Treasurer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors is set forth under "Election of Directors" in the Company's Proxy Statement for the 2003 annual meeting of stockholders ("2003 Proxy Statement"). Such information is incorporated herein by reference. Information concerning the executive officers who are not directors of the Company is set forth below. With respect to the period prior to August 18, 1977, references to the Company are to the Company's predecessor, Foster Industries, Inc.

 Name                       Age                           Position

 Alec C. Bloem               52        Senior Vice President - Concrete Products

 Samuel K. Fisher            50        Senior Vice President - Rail

 Robert J. Howard            47        Vice President - Human Resources

 Gregory W. Lippard          34        Vice President - Rail Product Sales

 Linda K. Patterson          53        Controller

 David J. Russo              44        Senior Vice President,
                                       Chief Financial Officer
                                       and Treasurer

 David L. Voltz              50        Vice President, General Counsel and
                                       Secretary

 Donald F. Vukmanic          51        Vice President - Piling Products

 David J. A. Walsh           50        Vice President - Fabricated Products

Mr. Bloem was elected Senior Vice President - Concrete Products in March 2000, having previously served as Vice President - Geotechnical and Precast Division from October 1999, and President - Geotechnical Division from August 1998. Prior to joining the Company in August 1998, Mr. Bloem served as Vice President- VSL Corporation.

Mr. Fisher was elected Senior Vice President - Rail in October 2002, having previously served as Senior Vice President - Product Management since June 2000. From October 1997 until June 2000, Mr. Fisher served as Vice President - Rail Procurement. Prior to October 1997, he served in various other capacities with the Company since his employment in 1977.

Mr. Howard was elected Vice President - Human Resources in June 2002. Mr. Howard was Vice President - Human Resources of Bombardier Transportation, the former Daimler Chrysler Rail Systems, a supplier of rail vehicles, transportation systems and services, worldwide, from January 1992 until June 2002. Mr. Howard also served as the Director of Employee Relations with USAirways from 1981 until 1992.

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

Mr. Russo was elected Vice President and Chief Financial Officer in July 2002. In December 2002, Mr. Russo was promoted to the office of Sr. Vice President and Chief Financial Officer and elected to the additional office of Treasurer. Mr. Russo was Corporate Controller of WESCO International Inc., a distributor of electrical construction products, electrical and industrial MRO supplies and integrated supply services, from 1999 until joining L. B. Foster Company in 2002. Mr. Russo also served as Corporate Controller of Life Fitness Inc., an international designer, manufacturer and distributor of aerobic and strength training fitness equipment, primarily to the commercial marketplace (health clubs), from 1991 until 1998.

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

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the 2003 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Ownership of Securities by Management" and "Principal Stockholders" in the 2003 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under "Certain Transactions" in the 2003 Proxy Statement is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

(a) Within the 90 days prior to the date of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of
L. B. Foster Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Act of 1934).

(b) Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective, and that there were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

    1. Financial Statements
    -----------------------

     The following  consolidated  financial  statements,  accompanying notes and
     Report  of  Independent   Auditors  in  the  Company's   Annual  Report  to
     Stockholders for 2002 have been included in Item 8 of this Report:

     Consolidated Balance Sheets at December 31, 2002 and 2001.

     Consolidated Statements of Income for the Three Years Ended December 31, 2002, 2001 and 2000.

     Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2002, 2001 and 2000.

     Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 2002, 2001 and 2000.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

    2. Financial Statement Schedule
    -------------------------------

     Schedules for the Three Years Ended December 31, 2002, 2001 and 2000:

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

    3. Exhibits
    -----------

     The exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:


      3.1 Restated Certificate of Incorporation as amended to date, filed as Appendix B to the Company's April 17, 1998 Proxy Statement.


    * 3.2       Bylaws of the Registrant, as amended to date.

    * 4.0 Rights Agreement, dated as of May 15, 1997, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto.

      4.0.1 Amended Rights Agreement dated as of May 14, 1998 between L. B. Foster Company and American Stock Transfer & Trust Company, filed as Exhibit 4.0.1 to Form 10-Q for the quarter ended
                June 30, 1998.

      4.0.2 Revolving Credit and Security Agreement dated September 26, 2002, between L. B. Foster Company and PNC Bank, N.A., filed as
                Exhibit 4.0.2 to Form 10-Q for the quarter ended September 30, 2002.

     10.12 Lease between CXT Incorporated and Pentzer Development Corpora-tion, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 1999.

     10.12.1 Amendment dated March 12, 1996 to lease between CXT Incorporated and Pentzer Development Corporation, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 1999.

  *  10.12.2    Amendment dated November 7, 2002 to lease between CXT Incorpor-
                ated and Pentzer Develop ment Corporation.

     10.13 Lease between CXT Incorporated and Crown West Realty, L.L.C., dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1999.

  *  10.13.1    Amendment dated June 29, 2001 between CXT Incorporated and Crown
                West Realty.

     10.14 Lease between CXT Incorporated and Pentzer Development Corpora-tion, dated November 1, 1991 and filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 1999.

     10.15 Lease between CXT Incorporated and Union Pacific Railroad Com-pany, dated February 13, 1998, and filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1999.

  *  10.17      Lease between Registrant and City of Hillsboro, TX dated Febru-
                ary 22, 2002.

  *  10.19      Lease Between the Registrant and American Cast Iron Pipe Company
                for Pipe-Coating Facility in Birmingham, AL dated December 11,
                1991.

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

  *  10.45      Medical Reimbursement Plan. **

     10.46      Leased Vehicle Plan, as amended October 16, 2002 and filed as
                Exhibit 10.46 to Form 10-Q for the quarter ended September 30, 2002. **

  *  10.51      Supplemental Executive Retirement Plan. **

  *  10.52      Outside Directors Stock Award Plan. **

  *  10.53      Directors' resolutions under which directors' compensation was established, dated October 15, 2002. **

     19         Exhibits marked with an asterisk are filed herewith.

  *  23.7       Consent of Independent Auditors.

     ** Identifies management contract or compensatory plan or arrange-ment required to be filed as an Exhibit.

  (b) Reports on Form 8-K

No reports on Form 8-K were filed during 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  L. B. FOSTER COMPANY
March 26, 2003
                                                  By:/s/ Stan L. Hasselbusch
                                                        (Stan L. Hasselbusch,
                                                         President and Chief
                                                         Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                   Position                     Date
          ----                   --------                     ----

By: /s/ Lee B. Foster II         Chairman of the Board        March 26, 2003
     (Lee B. Foster II)          and Director


By:/s/ Stan L. Hasselbusch       President, Chief             March 26, 2003
      (Stan L. Hasselbusch)      Executive Officer
                                 and Director


By: /s/Henry J. Massman, IV      Director                     March 26, 2003
     (Henry J. Massman, IV)

By: /s/Diane B. Owen             Director                     March 26, 2003
     (Diane B. Owen)

By: /s/David J. Russo            Senior Vice President,       March 26, 2003
     (David J. Russo)            Chief Financial Officer
                                 and Treasurer

By: /s/Linda K. Patterson        Controller                   March 26, 2003
     (Linda K. Patterson)

By:  /s/John W. Puth             Director                     March 26, 2003
     (John W. Puth)

By:  /s/William H. Rackoff       Director                     March 26, 2003
     (William H. Rackoff)

FORM OF SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, Stan L. Hasselbusch, certify that:


    1.   I have reviewed this Annual Report on Form 10-K of L. B. Foster
         Company;

    2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based in our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 26, 2003                  /s/Stan L. Hasselbusch
                                         Stan L. Hasselbusch
                                         President and Chief Executive Officer

FORM OF SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, David J. Russo, certify that:


    1.   I have reviewed this Annual Report on Form 10-K of L. B. Foster
         Company;

    2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based in our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 26, 2003                    /s/David J. Russo
                                           David J. Russo
                                           Senior Vice President,
                                           Chief Financial Officer and
                                           Treasurer

                         CERTIFICATION UNDER SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act of  2002,  each  of the undersigned certifies that this Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operations of L. B. Foster Company.


    March 26, 2003                     /s/Stan L. Hasselbusch
                                          Stan L. Hasselbusch
                                          President and
                                          Chief Executive Officer




    March 26, 2003                     /s/David J. Russo
                                          David J. Russo
                                          Senior Vice President,
                                          Chief Financial Officer and
                                          Treasurer

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                                 (In Thousands)

                                                                     Additions
                                                           ---------------------------
                                        Balance at         Charged to                                           Balance
                                         Beginning          Costs and                                           at End
                                          of Year           Expenses          Other         Deductions          of Year
                                       -----------        -----------     -----------      ----------         -----------
2002
----

Deducted from assets to which
they apply:
  Allowance for doubtful accounts      $       812         $      256      $                $       6 (1)    $     1,062
                                       ============        ===========     ===========      ===========       ===========

  Provision for decline in market
    value of inventories               $       600         $               $                $                $       600
                                       ============        ===========     ===========      ===========       ===========

Not deducted from assets:
  Provision for special
    termination benefits               $       388         $      169      $                $     328 (2)    $       229
                                       ============        ===========     ===========      ===========       ===========

  Provision for environmental
    compliance & remediation           $       340         $       47      $                $      62 (2)    $       325
                                       ============        ===========     ===========      ===========       ===========

2001
----
Deducted from assets to which
they apply:
  Allowance for doubtful accounts      $     1,564         $      (20)     $                $     732 (1)    $       812
                                       ============        ===========     ===========      ===========       ===========

  Provision for decline in market
    value of inventories               $       600         $               $                $                $       600
                                       ============        ===========     ===========      ===========       ===========

Not deducted from assets:
  Provision for special
    termination benefits               $       391         $      156      $                $     159 (2)    $       388
                                       ============        ===========     ===========      ===========       ===========

  Provision for environmental
    compliance & remediation           $       213         $      154      $                $      27 (2)    $       340
                                       ============        ===========     ===========      ===========       ===========

2000
----
Deducted from assets to which
they apply:
  Allowance for doubtful accounts      $     1,555         $      108      $                $      99 (1)    $     1,564
                                       ============        ===========     ===========      ===========       ===========

  Provision for decline in market
    value of inventories               $       600         $               $                $                $       600
                                       ============        ===========     ===========      ===========       ===========

Not deducted from assets:
  Provision for special
    termination benefits               $         5         $      524      $                $     138 (2)    $       391
                                       ============        ===========     ===========      ===========       ===========

  Provision for environmental
    compliance & remediation           $       214         $       49      $                $      50 (2)    $       213
                                       ============        ===========     ===========      ===========       ===========

(1) Notes and accounts receivable written off as uncollectible. (2) Payments made on amounts accrued and reversals of accruals.