Form 10-Q
period 2003-03-31
FOSTER L B CO
filed 2003-05-13
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    March 31, 2003

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

    Class                                     Outstanding at May 2, 2003

 Common Stock, Par Value $.01                      9,577,770 Shares

                             L.B. FOSTER COMPANY AND
                                  SUBSIDIARIES


                                      INDEX


PART I.  Financial Information                                    Page
------------------------------

  Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets                     3

           Condensed Consolidated Statements of Income               4

           Condensed Consolidated Statements of Cash Flows           5

           Notes to Condensed Consolidated
           Financial Statements                                      6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            12

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                              18

  Item 4.  Controls and Procedures                                  18


PART II.  Other Information

    Item 1.    Legal Proceedings                                    19

    Item 6.    Exhibits and Reports on Form 8-K                     19


Signature                                                           21

Certification of Chief Executive Officer under Section 302(a)
  of the Sarbanes-Oxley Act of 2002                                 22

Certification of Chief Financial Officer under Section 302(a)
  of the Sarbanes-Oxley Act of 2002                                 23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                March 31,         December 31,
                                                  2003                2002
--------------------------------------------------------------------------------
ASSETS                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                       $3,927              $3,653
  Accounts and notes receivable:
    Trade                                         39,790              39,294
    Other                                            154                  69
--------------------------------------------------------------------------------
                                                  39,944              39,363
  Inventories                                     34,677              32,925
  Current deferred tax assets                      1,494               1,494
  Other current assets                             1,482                 696
  Current assets of discontinued operations           13                 138
--------------------------------------------------------------------------------
Total Current Assets                              81,537              78,269
--------------------------------------------------------------------------------

Property, Plant & Equipment - At Cost             72,485              72,023
Less Accumulated Depreciation                    (37,214)            (35,940)
--------------------------------------------------------------------------------
                                                  35,271              36,083
--------------------------------------------------------------------------------
Other Assets:
  Goodwill                                           350                 350
  Other intangibles - net                            702                 739
  Investments                                     12,965              12,718
  Deferred tax assets                              4,443               4,454
  Other assets                                     1,068               1,175
  Assets of discontinued operations                    1                 196
--------------------------------------------------------------------------------
Total Other Assets                                19,529              19,632
--------------------------------------------------------------------------------
TOTAL ASSETS                                    $136,337            $133,984
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt              $781                $825
  Accounts payable - trade                        28,394              24,094
  Accrued payroll and employee benefits            2,587               2,413
  Current deferred tax liabilities                 1,474               1,474
  Other accrued liabilities                        2,721               2,695
  Liabilities of discontinued operations             156                  74
--------------------------------------------------------------------------------
Total Current Liabilities                         36,113              31,575
--------------------------------------------------------------------------------

Long-Term Borrowings                              21,000              23,000
--------------------------------------------------------------------------------
Other Long-Term Debt                               3,829               3,991
--------------------------------------------------------------------------------
Deferred Tax Liabilities                           4,195               4,195
--------------------------------------------------------------------------------
Other Long-Term Liabilites                         5,274               5,210
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock                                       102                 102
  Paid-in capital                                 35,143              35,143
  Retained earnings                               35,042              35,208
  Treasury stock                                  (3,616)             (3,629)
  Accumulated other comprehensive loss              (745)               (811)
--------------------------------------------------------------------------------
Total Stockholders' Equity                        65,926              66,013
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $136,337            $133,984
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                             Three Months
                                                                Ended
                                                               March 31,
--------------------------------------------------------------------------------
                                                           2003        2002
--------------------------------------------------------------------------------
                                                             (Unaudited)

Net Sales                                                 $59,519     $63,173
Cost of Goods Sold                                         52,586      56,378
--------------------------------------------------------------------------------
Gross Profit                                                6,933       6,795

Selling and Administrative Expenses                         6,567       6,373
Interest Expense                                              579         674
Other Income                                                 (320)       (280)
--------------------------------------------------------------------------------
                                                            6,826       6,767
--------------------------------------------------------------------------------
Income From Continuing Operations Before Income
  Taxes and Cumulative Effect of Change in
  Accounting Principle                                        107          28

Income Taxes                                                   43           -
--------------------------------------------------------------------------------

Income From Continuing Operations Before Cumulative
  Effect of Change in Accounting Principle                     64          28

Discontinued Operations:
Loss From Operations of Foster Technologies                  (380)       (317)
Income Tax Benefit                                           (150)          -
--------------------------------------------------------------------------------
Loss on Discontinued Operations                              (230)       (317)

Cumulative Effect of Change in Accounting Principle,
  Net of Tax                                                    -      (4,390)
--------------------------------------------------------------------------------

Net Loss                                                    ($166)    ($4,679)
================================================================================

Basic & Diluted (Loss) Earnings Per Share:
  From Continuing Operations Before Cumulative
    Effect of Change in Accounting Principle                $0.01       $   -
  From Discontinued Operations, Net of Tax                  (0.02)      (0.03)
  Cumulative Effect of Change in Accounting
    Principle, Net of Tax                                       -       (0.46)
--------------------------------------------------------------------------------
Net Loss                                                   ($0.02)     ($0.50)
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                             Three Months
                                                            Ended March 31,
                                                          2003           2002
--------------------------------------------------------------------------------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations                           $64            $28
Adjustments to reconcile income to net
  cash provided by operating activities:
    Depreciation and amortization                         1,313          1,228
    Loss on sale of property, plant and
      equipment                                               -             31
    Unrealized (gain) loss on derivative
      mark-to-market                                        (11)             -
Change in operating assets and liabilities:
    Accounts receivable                                    (581)         7,004
    Inventories                                          (1,752)         2,447
    Other current assets                                   (786)          (350)
    Other noncurrent assets                                (142)          (345)
    Accounts payable - trade                              4,300         (1,320)
    Accrued payroll and employee benefits                   174           (116)
    Other current liabilities                                37           (570)
    Other liabilities                                        85            (11)
--------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities               2,701          8,026
--------------------------------------------------------------------------------
  Net Cash Provided (Used) by Discontinued
    Operations                                              228           (326)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant
      and equipment                                           -            163
    Capital expenditures on property, plant
      and equipment                                        (462)        (1,675)
    Acquisition of business                                   -         (2,214)
--------------------------------------------------------------------------------
  Net Cash Used by Investing Activities                    (462)        (3,726)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of revolving credit agreement
      borrowings                                         (2,000)        (5,000)
    Exercise of stock options and stock awards               13             55
    Repayments of long-term debt                           (206)          (405)
--------------------------------------------------------------------------------
  Net Cash Used by Financing Activities                  (2,193)        (5,350)
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents        274         (1,376)

Cash and Cash Equivalents at Beginning of Period          3,653          4,222
--------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period               $3,927         $2,846
================================================================================

Supplemental Disclosure of Cash Flow Information:

    Interest Paid                                          $543           $800
================================================================================
    Income Taxes Paid                                      $255           $314
================================================================================

During the first three months of 2003, the Company did not finance any capital expenditures through the execution of capital leases. During the first three months of 2002, the Company financed certain capital expenditures totaling $618,000 through the execution of capital leases.

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Amounts included in the balance sheet as of December 31, 2002 were derived from our audited balance sheet. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.


2. ACCOUNTING PRINCIPLES

In June 2001, the FASB issued Statement of Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), effective for fiscal years beginning after June 15, 2002. SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The Company has adopted this standard and it did not have a material effect on its consolidated financial statements.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. This statement supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The Company has adopted this standard and it did not have a material effect on its consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51", (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the effect that adoption of FIN 46 will have on its results of operations and financial condition. The Company has not identified any off balance sheet arrangements for which consolidation under FIN 46 is reasonably possible.

Stock-based compensation
------------------------
In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148) effective for fiscal years ending after December 31, 2002 and for interim periods beginning after December 15, 2002. This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has adopted the disclosure provisions of SFAS 123 and applies the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized.

The following table illustrates the effect on the Company's income from continuing operations and earnings per share had compensation expense for the Company's stock option plans been applied using the method required by SFAS 123.


                                                      Three Months Ended
                                                           March 31,
In thousands, except per share amounts                2003           2002
--------------------------------------------------------------------------------
Net income from continuing operations,
  as reported                                          $64            $28
Add:  Stock-based employee compensation
  expense included in reported net
  income, net of related tax effects                     -              -
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value method for all awards, net
  of related tax effects                                62             58
--------------------------------------------------------------------------------
Pro forma income (loss) from continuing
  operations                                            $2           ($30)
================================================================================
Earnings per share from continuing
 operations:
  Basic and diluted, as reported                     $0.01          $0.00
  Basic and diluted, pro forma                       $0.00          $0.00
================================================================================

Pro forma information regarding net income and earnings per share for options granted has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. There were no stock options granted in the first quarter of 2003 or 2002.


3. ACCOUNTS RECEIVABLE

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 2003 and December 31, 2002 have been reduced by an allowance for doubtful accounts of ($1,081,000) and ($1,063,000), respectively. Bad debt expense was $59,000 and $37,000 for the three-month periods ended March 31, 2003 and 2002, respectively.


4. INVENTORIES

Inventories of the Company at March 31, 2003 and December 31, 2002 are summarized as follows in thousands:

                                              March 31,           December 31,
                                                2003                  2002
--------------------------------------------------------------------------------

Finished goods                                 $24,602               $21,700
Work-in-process                                  7,001                 6,343
Raw materials                                    4,923                 6,731
--------------------------------------------------------------------------------

Total inventories at current costs              36,526                34,774
(Less):
LIFO reserve                                    (1,249)               (1,249)
Inventory valuation reserve                       (600)                 (600)
--------------------------------------------------------------------------------
                                               $34,677               $32,925
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


5. DISCONTINUED OPERATIONS

During the fourth quarter of 2002, the Company started negotiations and committed to a plan to sell the assets related to its rail signaling and communication device business and recorded a $660,000 non-cash impairment loss to adjust these assets to their fair value. In February 2003, substantially all of the assets of this business were sold for $300,000. The operations of the rail signaling and communication device business qualify as a "component of an entity" under Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and thus, the operations have been classified as discontinued, and prior periods have been restated. Future expenses related to this business as it winds down are expected to be immaterial.

Net sales and loss from discontinued operations were as follows:

                                                        Three Months Ended
                                                              March 31,
In thousands                                             2003        2002
--------------------------------------------------------------------------------
Net sales                                                 $ 1       $   -
--------------------------------------------------------------------------------
Pretax operating loss                                    (310)       (317)
Pretax loss on disposal                                   (70)          -
Income tax benefit                                        150           -
--------------------------------------------------------------------------------

Loss from discontinued operations                      $ (230)     $ (317)
================================================================================


6. BORROWINGS

On September 26, 2002, the Company entered into a new credit agreement with a syndicate of three banks led by PNC Bank, N.A. The agreement provides for a revolving credit facility of up to $60,000,000 in borrowings to support the Company's working capital and other liquidity requirements.

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

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio and a maximum level for consolidated capital expenditures. The agreement also restricts investments, indebtedness, and the sale of certain assets. As of March 31, 2003, the Company was in compliance with all of the agreement's covenants.


7. LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                           Three Months Ended
                                                                March 31,
(in thousands, except earnings per share)                  2003           2002
-------------------------------------------------------------------------------
Numerator:
  Numerator for basic and diluted
    earnings per common share -
    net (loss) income available to common
    stockholders:
    Income from continuing operations                        64             28
    Loss from discontinued operations                      (230)          (317)
    Cumulative effect of change in accounting principle       -         (4,390)
--------------------------------------------------------------------------------
  Net loss                                                ($166)       ($4,679)
================================================================================
Denominator:
    Weighted average shares                               9,524          9,441
--------------------------------------------------------------------------------
  Denominator for basic earnings
    per common share                                      9,524          9,441

Effect of dilutive securities:
    Contingent issuable shares                                4             31
    Employee stock options                                   71            189
--------------------------------------------------------------------------------
  Dilutive potential common shares                           75            220

  Denominator for diluted earnings
    per common share - adjusted weighted
    average shares and assumed conversions                9,599          9,661
================================================================================

Basic and diluted (loss) earnings per common
  share:
  Continuing operations                                    0.01           0.00
  Discontinued operations                                 (0.02)         (0.03)
  Cumulative effect of change in accounting principle      0.00          (0.46)
--------------------------------------------------------------------------------
Basic and diluted loss per common share                  ($0.02)        ($0.50)
================================================================================


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

At  March  31,  2003,  the  Company  had   outstanding   letters  of  credit  of
approximately $2,687,000.


9. BUSINESS SEGMENTS

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits/(losses) of the Company by segment:

                                                        Three Months Ended,
                                      March 31, 2003                          March 31, 2002
----------------------------------------------------------------------------------------------------

                                    Net           Segment                  Net           Segment
(in thousands)                     Sales       Profit/(Loss)              Sales       Profit/(Loss)
----------------------------------------------------------------------------------------------------
Rail products                     $31,626          $681                  $29,955         ($384)
Construction products              23,964          (527)                  30,034           107
Tubular products                    3,929           365                    3,184           145
----------------------------------------------------------------------------------------------------
  Total                           $59,519          $519                  $63,173         ($132)
====================================================================================================

Foster Technologies, the Company's rail signaling and communications device business, was classified as a discontinued operation on December 31, 2002. Prior period results have been adjusted to reflect this classification. See Note 5, "Discontinued Operations".

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month.

The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total:

                                                        Three Months Ended
                                                            March 31,
(in thousands)                                          2003          2002
--------------------------------------------------------------------------------
Income (loss) for reportable segments                    $519         ($132)
Cost of capital for reportable segments                 2,425         2,716
Interest expense                                         (579)         (674)
Other income                                              320           280
Corporate expense and other unallocated charges        (2,578)       (2,162)
--------------------------------------------------------------------------------
Income from continuing operations, before income
  taxes and cumulative effect of change in
  accounting principle                                   $107           $28
================================================================================

There has been no change in the measurement of segment profit/(loss) from December 31, 2002. Construction segment inventory increased approximately $2.4 million from December 31, 2002, primarily due to an increase in inventories of precast concrete buildings as a result of seasonal factors.

10. COMPREHENSIVE LOSS

Comprehensive loss represents net loss plus certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Income. The components of comprehensive loss, net of tax, were as follows:

                                                  Three Months Ended
                                                        March 31,
(in thousands)                                   2003             2002
--------------------------------------------------------------------------------
Net loss                                        ($166)         ($4,679)
Unrealized derivative gains on cash flow
  hedges (SFAS No. 133)                            10              177
Foreign currency translation gains (losses)         8              (30)
Reclassification adjustment for foreign
  currency translation losses included in
  net loss                                         48                -
--------------------------------------------------------------------------------
Comprehensive loss                              ($100)         ($4,532)
================================================================================

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


                                                    Three Months Ended
                                                         March 31,
--------------------------------------------------------------------------------
                                                    2003           2002
--------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Net Sales:
     Rail Products                                 $31,626        $29,955
     Construction Products                          23,964         30,034
     Tubular Products                                3,929          3,184
--------------------------------------------------------------------------------
         Total Net Sales                           $59,519        $63,173
================================================================================
Gross Profit:
     Rail Products                                  $3,786         $2,852
     Construction Products                           2,806          3,647
     Tubular Products                                  802            551
     Other                                            (461)          (255)
--------------------------------------------------------------------------------
         Total Gross Profit                          6,933          6,795
--------------------------------------------------------------------------------

Expenses:
     Selling and administrative expenses             6,567          6,373
     Interest expense                                  579            674
     Other income                                     (320)          (280)
--------------------------------------------------------------------------------
         Total Expenses                              6,826          6,767
--------------------------------------------------------------------------------

Income From Continuing Operations Before
     Income Taxes and Cumulative Effect of
     Change in Accounting Principle                    107             28
Income Tax Expense                                      43              -
--------------------------------------------------------------------------------

Income From Continuing Operations Before
     Cumulative Effect of Change in
     Accounting Principle                               64             28

Discontinued Operations:
Loss From Operations of Foster Technologies           (380)          (317)
Income Tax Benefit                                    (150)             -
--------------------------------------------------------------------------------
Loss on Discontinued Operations                       (230)          (317)

Cumulative Effect of Change in Accounting
     Principle, Net of Tax                               -         (4,390)
--------------------------------------------------------------------------------
Net Loss                                             ($166)       ($4,679)
================================================================================

Gross Profit %:
     Rail Products                                   12.0%           9.5%
     Construction Products                           11.7%          12.1%
     Tubular Products                                20.4%          17.3%
         Total Gross Profit                          11.6%          10.8%

First Quarter 2003 Results of Operations
----------------------------------------

The Company's first quarter income from continuing operations was $64,000 ($0.01 per share) on net sales of $59.5 million. This compares favorably to the same period a year ago when income from continuing operations was $28,000 ($0.00 per share) on net sales of $63.2 million.

Including a net loss from discontinued operations (the Company's Foster Technologies subsidiary), the net loss for the first quarter of 2003 was $0.2 million ($0.02 per share). During the same period a year ago, the Company had a net loss of $4.7 million ($0.50 per share) which included a loss from discontinued operations of $0.3 million ($0.03 per share) and a non-cash charge of $4.4 million ($0.46 per share) from the cumulative effect of a change in accounting principle as a result of the adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

Sales for the first quarter of 2003 declined 5.8% when compared to the same period in 2002. Rail products' 2003 first quarter sales were $31.6 million, an increase of 5.6% from last year's first quarter. This was due primarily to an increase in revenue recognized for transit products and an increase in sales of used rail. Construction products' net sales declined 20.2% to $24.0 million. Pricing pressures on H-bearing pile and lower piling volume had a negative impact on the Construction segment's revenues. Tubular products' sales increased 23.4% compared to last year's first quarter due primarily to an increase in the amount of pipe coated at the Birmingham, AL facility.

The gross profit margin for the total Company was 11.6% in the first quarter of 2003 compared to 10.8% in the same quarter last year. Rail products' profit margin increased by 2.5 percentage points to 12.0% from the same period last year due primarily to improvement in used rail and transit products margins. Last year, used rail margins were low because this operation was being downsized through the sell-off of certain inventory at lower than usual margins. Construction products' margin remained relatively consistent with last year's first quarter, declining only 0.4 percentage points due in part to low volume inefficiencies at the precast concrete building facility in Spokane, WA. Tubular products' 3.1 percentage point increase in gross margin was primarily the result of higher volume efficiencies at the Birmingham, AL pipe coating facility.

Selling and administrative expenses increased $0.2 million, or 3% compared to the same period of 2002, largely due to higher insurance costs. Other income includes primarily accrued dividend income on DM&E preferred stock. Corporate borrowings declined by $8.2 million resulting in a 14% reduction in interest expense when compared to the prior year first quarter.

The Company is implementing certain tax planning strategies that will allow it to reverse some portion of the $1.6 million valuation allowance against net operating losses in its discontinued operations. While the results of this effort will not be finalized until the third quarter, the Company believes that the tax benefits derived from current year losses in its discontinued operations will be utilized in the current year. As a result, the effective tax rate utilized for the first quarter was 40%. No tax provision was recorded in the first quarter of 2002.


Liquidity and Capital Resources
-------------------------------

The Company generates operational cash flow from the sale of inventory and the collection of accounts receivable. Management's continued emphasis on working capital management contributed to positive cash flow from operations and a $2.2 million reduction in corporate borrowings from December 31, 2002. During the first quarter of 2003, the average turnover rate for accounts receivable improved over the same period a year ago. The average inventory turnover rate in the current period improved slightly over the average rate for the 2002 first quarter. Working capital at March 31, 2003 was $45.4 million compared to $46.7 million at December 31, 2002.

The Company's Board of Directors has authorized the purchase of up to 1,500,000 shares of its Common stock at prevailing market prices. No purchases have been made since the first quarter of 2001. From August 1997 through March 2001, the Company had repurchased 973,398 shares at a cost of approximately $5.0 million. The timing and extent of future purchases will depend on market conditions and options available to the Company for alternate uses of its resources.

Capital expenditures were less than $0.5 million for the first quarter of 2003, compared to $1.7 million for capital improvements and $2.2 million for the Greulich acquisition in the same period of 2002. Capital expenditures, excluding acquisitions, in 2003, are expected to be approximately $5.0 million and funded by cash flow from operations and available external financing sources.

On September 26, 2002, the Company entered into a credit agreement with a syndicate of three banks led by PNC Bank, N.A. This new agreement provides for a revolving credit facility of up to $60.0 million in borrowings to support the Company's working capital and other liquidity requirements. The revolving credit facility, which matures in September 2005, is secured by substantially all of the inventory and trade receivables owned by the Company. Availability under this agreement is limited by the amount of eligible inventory and accounts receivable applied against certain advance rates. Proceeds from the new facility were used to repay and retire the Company's previous credit agreement, which was to mature in July 2003. Interest on the new credit facility is based on LIBOR plus a spread ranging from 1.75% to 2.5%.

The agreement includes financial covenants requiring a minimum net worth and a minimum level for the fixed charge coverage ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets. As of March 31, 2003, the Company was in compliance with all of the agreement's covenants.

Total revolving credit agreement borrowings at March 31, 2003 were $21.0 million, a decrease of $2.0 million from December 31, 2002. At March 31, 2003, remaining available borrowings under this facility were approximately $18.3 million. Outstanding letters of credit at March 31, 2003 were approximately $2.7 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

Dakota, Minnesota & Eastern Railroad
------------------------------------

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controls over 2,500 miles of track in eight states.

At March 31, 2003, the Company's investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of approximately $4.0 million.

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

Other Matters
-------------

During the first quarter of 2003, the Company finalized the sale of certain assets and liabilities of its Foster Technologies subsidiary engaged in the rail signaling and communication device business. The first quarter 2003 loss from this business, which has been classified as a discontinued operation, was principally due to losses incurred up to the sale date as well as certain charges taken primarily related to employee severance costs and an accrual for the remaining lease obligation. Future expenses related to the shutdown of this business are expected to be immaterial.

Specialty trackwork sales of the Company's Rail segment depend primarily on one supplier. In August 2000, the Company contributed a note, having a principal and interest value of approximately $2.7 million, to a limited liability company created by the Company and this trackwork supplier (the LLC) in exchange for a 30% ownership position. Of the $2.7 million initial investment, approximately $1.7 million represented goodwill. At January 1, 2002, the Company's net equity investment in the LLC, net of goodwill amortization, was approximately $1.9 million. During 2002, the Company recognized an impairment loss of the entire $1.9 million. The loss in value of this investment was driven by the continued deterioration of certain rail markets. Equity earnings from this investment have been immaterial.

The Company has historically advanced progress payments to its principal trackwork supplier for the purpose of supporting working capital requirements and funding raw material purchases and product fabrication costs for Company projects. The timing differential created by these advances resulted in an asset of approximately $5.4 million at December 31, 2002. As a result of the operating and financial issues experienced by the LLC, concerns regarding the recoverability of the advances led management to conclude that a full reserve was necessary. A charge for this reserve was recorded in the fourth quarter of 2002 and no additional advances were made to this supplier in the first quarter of 2003. The Company acknowledges the risk of loss that exists relative to these advances and believes that substantial uncertainty exists relative to the Company's ability to realize any measurable amounts of these advances. During the first quarter of 2003 and 2002, the volume of business the supplier conducted with the Company was approximately $2.0 million and $2.4 million, respectively. If, for any reason, this supplier is unable to perform, it could have a further negative impact on earnings and cash flows.

Operations at the Company's Newport, KY pipe-coating facility were suspended in 1998 in response to unfavorable market conditions. In 1999, the Company recorded an impairment loss to reduce these assets to their anticipated market value. The anticipated 2002 sale of these assets did not materialize. Therefore, during the fourth quarter of 2002, the Company removed the "held for resale" designation of these assets, reclassified them as "in service", and in accordance with SFAS 144, immediately recorded a $0.8 million write-down to reflect depreciation not recorded while under the "held for resale" designation. The Company's effort to sell these assets continues.

Management continues to evaluate the overall performance of its operations. A decision to downsize or terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


Outlook
-------

The Company has an exclusive agreement with a steel mill to distribute steel sheet piling in North America. Steel sheet piling production commenced in 2001 but the quantity produced has not materially impacted results. In December 2002, the Company announced the availability of Z-pile sheet piling products. During the first quarter of 2003, piling sales were lower than last year due to lower volumes and lower prices for H-bearing pile. The Company expects an increase in piling sales and profitability as it enters into the higher activity season.

The Company's CXT subsidiary and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. The Company has a contract with this Class I railroad which provides for minimum quantities of concrete ties per contract year expiring in September 2003. If this contract is not renewed, it could have a negative impact on the operating results of the Company. In addition, a substantial portion of the Company's operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, government actions concerning taxation, tariffs, the environment, or other matters could impact the operating results of the Company. The Company's operating results may also be affected by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at March 31, 2003, was approximately $127.5 million. The following table provides the backlog by business segment:


                                                  Backlog
                          ------------------------------------------------------
                             March 31,          December 31,          March 31,
(In thousands)                  2003                2002                2002
--------------------------------------------------------------------------------
Rail Products                 $52,317             $45,371              $65,353
Construction Products          71,721              59,774               67,027
Tubular Products                3,417               3,995                3,890
--------------------------------------------------------------------------------
               Total         $127,455            $109,140             $136,270
================================================================================

The reduction in Rail segment backlog from March 31, 2002 reflects the weakness in the current rail markets and the absence of firm renewal commitments on contracts under negotiation.


Critical Accounting Policies
----------------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgements of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company's policies or estimates since December 31, 2002. For more information regarding the Company's critical accounting policies, please see the discussion in Management's Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2002.


New Accounting Pronouncements
-----------------------------

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. This statement supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The Company has adopted this standard and it did not have a material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148) effective for fiscal years ending after December 31, 2002. This statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has adopted the disclosure provisions of SFAS 123, and applies the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock option plans. However, the Company has adopted the enhanced disclosure provisions as defined in SFAS 148 effective for the first quarter ended March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51", (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the effect that adoption of FIN 46 will have on its results of operations and financial condition. The Company has not identified any off balance sheet arrangements for which consolidation under FIN 46 is reasonably possible.


Market Risk and Risk Management Policies
----------------------------------------

The Company  uses  derivative  financial  instruments  to manage  interest  rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. In conjunction with the Company's debt refinancing in the third quarter of 2002, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and has applied mark-to-market accounting prospectively. Although these derivatives are not deemed to be effective hedges of the new credit facility in accordance with the provisions of SFAS 133, the Company has retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company will continue to record the mark-to-market adjustments on the interest rate collars, through 2006, in its consolidated income statement. The fair value of the interest rate collars on March 31, 2003 was a $2.2 million liability and the company recorded approximately $11,000 of other income in the first quarter of 2003 on the Condensed Consolidated Statements of Income to adjust these instruments to fair value. The Company continues to apply cash flow hedge accounting to interest rate swaps.

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

The Company's primary source of variable-rate debt comes from its revolving credit agreement. While not specifically correlated with the revolving credit agreement, the Company maintains an economic hedge of this variable rate through the maintenance of two interest rate collar agreements with a weighted average minimum annual interest rate of 4.99% to a maximum weighted average annual interest rate of 5.42%. Since the interest rate on the debt floats with the short-term market rate of interest, the Company is exposed to the risk that these interest rates may decrease below the minimum annual interest rates on the two interest rate collar agreements. The effect of a 1% decrease in rate of interest below the 4.99% weighted average minimum annual interest rate on $21.0 million of outstanding floating rate debt would result in increased annual interest costs of approximately $0.2 million.

The Company is not subject to significant exposures to changes in foreign currency exchange rates.

See the Company's Annual Report on Form 10-K for more information on the Company's derivative financial instruments.

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

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. Additional delays in a Virginia steel mill's production of sheet piling products, or failure to produce substantial quantities of sheet piling products could adversely impact the Company's earnings. The inability to negotiate the sale of certain assets could result in an impairment in future periods. The inability to successfully negotiate a new sales contract with a current Class I railroad customer could have a negative impact on the operating results of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, the adequacy of internal and external sources of funds to meet financing needs, taxes, inflation and governmental regulations. Sentences containing words such as "anticipates", "expects", or "will" generally should be considered forward-looking statements.



Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

See the "Market Risk and Risk Management Policies" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

                            PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        -----------------

See  Note  8,  "Commitments  and  Contingent  Liabilities",   to  the  Condensed
Consolidated Financial Statements.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

  a) EXHIBITS
     Unless marked by an asterisk, all exhibits are incorporated by reference:

   *       3.1    Restated Certificate of Incorporation.

           3.2    Bylaws of the Registrant, as amended to date, filed as Exhibit
                  3.2 to Form 10-K for the year ended December 31, 2002.

           4.0 Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

   *       4.0.1  Amended Rights Agreement dated as of May 14, 1998 between L.
                  B. Foster Company and American Stock Transfer and Trust
                  Company.

           4.0.2 Revolving Credit and Security Agreement dated as of September 26, 2002, between L. B. Foster Company and PNC Bank, N. A., filed as Exhibit 4.0.2 to Form 10-Q for the quarter ended September 30, 2002.

          10.12 Lease between CXT Incorporated and Pentzer Development Corpor-ation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 1999.

          10.12.1 Amendment dated March 12, 1996 to lease between CXT Incorporated and Pentzer Corporation, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 1999.

          10.12.2 Amendment dated November 7, 2002 to lease between CXT Incorporated and Pentzer Development Corporation, filed as
                  Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

          10.13   Lease between CXT Incorporated and Crown West Realty,
                  L. L. C., dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1999.

          10.13.1 Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2002.

          10.14 Lease between CXT Incorporated and Pentzer Development Corpor-ation, dated November 1, 1991 and filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 1999.

          10.15 Lease between CXT Incorporated and Union Pacific Railroad Company, dated February 13, 1998, and filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1999.

          10.17 Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2002.

          10.19 Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

          10.19.1 Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.2 to Form 10-K for the year ended December 31, 2000.

          10.21 Stock Purchase Agreement, dated June 3, 1999 by and among the Registrant and the shareholders of CXT Incorporated, filed as
                  Exhibit 10.0 to Form 8-K on July 14, 1999.

     *    10.33.2 Amended and Restated 1985 Long-Term Incentive Plan as of
                  February 26, 1997. **

          10.34 Amended and Restated 1998 Long-Term Incentive Plan as of February 2, 2001, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2000. **

          10.45 Medical Reimbursement Plan, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2002. **

          10.46 Leased Vehicle Plan as amended and restated on October 16, 2002, filed as Exhibit 10.46 to Form 10-Q for the quarter ended September 30, 2002. **

          10.51 Supplemental Executive Retirement Plan, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2002. **

          10.52 Outside Directors' Stock Award Plan, filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2002. **

          10.53 Directors' resolutions, under which directors' compensation was established, dated October 15, 2002, filed as Exhibit
                  10.53 to Form 10-K for the year ended December 31, 2002.  **

          19      Exhibits marked with an asterisk are filed herewith.

     *    99.1    Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

     *    99.2    Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

          ** Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.


b) Reports on Form 8-K

              On April 23, 2003, the Registrant filed a current report on Form 8-K under Item 9 FD disclosure announcing first quarter results.

                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        L.B. FOSTER COMPANY
                                           (Registrant)


Date:  May 13, 2003                     By:/s/David J. Russo
       -------------                    ---------------------
                                        David J. Russo
                                        Senior Vice President,
                                        Chief Financial Officer
                                        and Treasurer
                                       (Duly Authorized Officer of Registrant)

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


Date:    May 13, 2003                    /s/Stan L. Hasselbusch
                                         --------------------------
                                         Stan L. Hasselbusch
                                         President and Chief Executive Officer

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


Date:    May 13, 2003                     /s/David J. Russo
                                          -----------------
                                          David J. Russo
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer