Form 10-Q
period 2003-06-30
FOSTER L B CO
filed 2003-08-13
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    June 30, 2003

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

                       Yes  [X]              No [  ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date.

    Class                               Outstanding at August 1, 2003

 Common Stock, Par Value $.01                 9,590,770 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX


PART I.  Financial Information                                         Page

    Item 1.  Financial Statements:

               Condensed Consolidated Balance Sheets                      3

               Condensed Consolidated Statements of Operations            4

               Condensed Consolidated Statements of Cash Flows            5

               Notes to Condensed Consolidated
                Financial Statements                                      6

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations             12

    Item 3.  Quantitative and Qualitative Disclosures about
               Market Risk                                               19

    Item 4.  Controls and Procedures                                     19


PART II.  Other Information

    Item 1.    Legal Proceedings                                         20

    Item 4.    Results of Votes of Security Holders                      20

    Item 6.    Exhibits and Reports on Form 8-K                          20


Signature                                                                23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                           June 30,            December 31,
                                                             2003                  2002
                                                         ----------------    ----------------
ASSETS                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents                                      $2,319              $3,653
  Accounts and notes receivable:
    Trade                                                        44,047              39,294
    Other                                                           147                  69
                                                         ----------------    ----------------
                                                                 44,194              39,363
  Inventories                                                    40,690              32,925
  Current deferred tax assets                                     1,494               1,494
  Other current assets                                            1,122                 696
  Current assets of discontinued operations                           7                 138
                                                         ----------------    ----------------
Total Current Assets                                             89,826              78,269
                                                         ----------------    ----------------

Property, Plant & Equipment - At Cost                            72,937              72,023
Less Accumulated Depreciation                                   (37,944)            (35,940)
                                                         ----------------    ----------------
                                                                 34,993              36,083
                                                         ----------------    ----------------
Other Assets:
  Goodwill                                                          350                 350
  Other intangibles - net                                           663                 739
  Investments                                                    13,213              12,718
  Deferred tax assets                                             4,436               4,454
  Other assets                                                    1,026               1,175
  Assets of discontinued operations                                   1                 196
                                                         ----------------    ----------------
Total Other Assets                                               19,689              19,632
                                                         ----------------    ----------------
TOTAL ASSETS                                                   $144,508            $133,984
                                                         ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                             $805                $825
  Accounts payable - trade                                       34,354              24,094
  Accrued payroll and employee benefits                           2,602               2,413
  Current deferred tax liabilities                                1,474               1,474
  Other accrued liabilities                                       3,591               2,695
  Liabilities of discontinued operations                            203                  74
                                                         ----------------    ----------------
Total Current Liabilities                                        43,029              31,575
                                                         ----------------    ----------------

Long-Term Borrowings                                             21,000              23,000
                                                        ----------------    ----------------
Other Long-Term Debt                                              3,712               3,991
                                                        ----------------    ----------------
Deferred Tax Liabilities                                          4,195               4,195
                                                        ----------------    ----------------
Other Long-Term Liabilites                                        5,313               5,210
                                                        ----------------    ----------------

STOCKHOLDERS' EQUITY:
  Common stock                                                      102                 102
  Paid-in capital                                                35,013              35,143
  Retained earnings                                              36,128              35,208
  Treasury stock                                                 (3,253)             (3,629)
  Accumulated other comprehensive loss                             (731)               (811)
                                                        ----------------    ----------------
Total Stockholders' Equity                                       67,259              66,013
                                                        ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $144,508            $133,984
                                                        ================    ================

See Notes to Condensed Consolidated Financial Statements.


                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                                Three Months                          Six Months
                                                                   Ended                                Ended
                                                                  June 30,                             June 30,
                                                         ---------------------------------   ----------------------------------
                                                          2003               2002              2003               2002
                                                         ---------------------------------   ----------------------------------
                                                                 (Unaudited)                          (Unaudited)

Net Sales                                                   $75,796            $70,806          $135,315           $133,979
Cost of Goods Sold                                           66,600             62,106           119,186            118,484
                                                      --------------     --------------   ---------------    ---------------
Gross Profit                                                  9,196              8,700            16,129             15,495

Selling and Administrative Expenses                           6,830              6,518            13,397             12,891
Interest Expense                                                578                633             1,157              1,307
Other Income                                                    (54)              (230)             (374)              (510)
                                                      --------------     --------------   ---------------    ---------------
                                                              7,354              6,921            14,180             13,688
                                                      --------------     --------------   ---------------    ---------------

Income From Continuing Operations Before Income
  Taxes and Cumulative Effect of Change in
  Accounting Principle                                        1,842              1,779             1,949              1,807

Income Taxes                                                    719                716               762                716
                                                      --------------     --------------   ---------------    ---------------

Income From Continuing Operations Before Cumulative
  Effect of Change in Accounting Principle                    1,123              1,063             1,187              1,091

Discontinued Operations:
Loss From Operations of Foster Technologies                     (60)              (332)             (440)              (649)
Income Tax Benefit                                              (23)                  -             (173)                  -
                                                      --------------     --------------   ---------------    ---------------
Loss on Discontinued Operations                                 (37)              (332)             (267)              (649)

Cumulative Effect of Change in Accounting Principle,
  Net of Tax                                                      -                  -                 -             (4,390)
                                                      --------------     --------------   ---------------    ---------------

Net Income (Loss)                                            $1,086               $731              $920            ($3,948)
                                                      ==============     ==============   ===============    ===============

Basic Earnings (Loss) Per Common Share:
  From Continuing Operations Before Cumulative
    Effect of Change in Accounting Principle                  $0.12             $0.11             $0.12             $0.12
  From Discontinued Operations, Net of Tax                        -             (0.03)            (0.03)            (0.07)
  Cumulative Effect of Change in Accounting
    Principle, Net of Tax                                         -                 -                 -             (0.46)
                                                      --------------     --------------   ---------------    ---------------
Net Income (Loss)                                             $0.11             $0.08             $0.10            ($0.42)
                                                      ==============     ==============   ===============    ===============

Diluted Earnings (Loss) Per Common Share:
  From Continuing Operations Before Cumulative
    Effect of Change in Accounting Principle                  $0.12             $0.11             $0.12             $0.11
  From Discontinued Operations, Net of Tax                        -             (0.03)            (0.03)            (0.07)
  Cumulative Effect of Change in Accounting
    Principle, Net of Tax                                         -                 -                 -             (0.46)
                                                      --------------     --------------   ---------------    ---------------
Net Income (Loss)                                             $0.11             $0.08             $0.10            ($0.42)
                                                      ==============     ==============   ===============    ===============

See Notes to Condensed Consolidated Financial Statements.



                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                         2003              2002
                                                                                     -------------     -------------
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations                                                          $1,187            $1,091
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                                           2,597             2,444
    Loss on sale of property, plant and equipment                                               6                19
    Unrealized loss on derivative mark-to-market                                              110                 -
Change in operating assets and liabilities:
    Accounts receivable                                                                    (4,831)            3,044
    Inventories                                                                            (7,765)            7,885
    Other current assets                                                                     (426)             (333)
    Other noncurrent assets                                                                  (347)             (587)
    Accounts payable - trade                                                               10,260            (2,111)
    Accrued payroll and employee benefits                                                     189              (121)
    Other current liabilities                                                                 786              (532)
    Other liabilities                                                                         145               (20)
                                                                                       -------------     -------------
    Net Cash Provided by Operating Activities                                               1,911            10,779
                                                                                       -------------     -------------
  Net Cash Provided (Used) by Discontinued Operations                                         245              (620)
                                                                                       -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant and equipment                                         2              238
    Capital expenditures on property, plant and equipment                                  (1,281)          (2,929)
    Acquisition of business                                                                     -           (2,214)
                                                                                       -------------     -------------
  Net Cash Used by Investing Activities                                                    (1,279)          (4,905)
                                                                                       -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of revolving credit agreement borrowings                                   (2,000)           (5,000)
    Exercise of stock options and stock awards                                               246               168
    Repayments of long-term debt                                                            (457)             (243)
                                                                                       -------------     -------------
  Net Cash Used by Financing Activities                                                   (2,211)           (5,075)
                                                                                       -------------     -------------

Net (Decrease) Increase in Cash and Cash Equivalents                                      (1,334)              179

Cash and Cash Equivalents at Beginning of Period                                           3,653             4,222
                                                                                      -------------      -------------
Cash and Cash Equivalents at End of Period                                                $2,319            $4,401
                                                                                      =============      =============

Supplemental Disclosure of Cash Flow Information:

    Interest Paid                                                                         $1,071            $1,462
                                                                                      =============      =============
    Income Taxes Paid                                                                       $260              $729
                                                                                      =============      =============

During the first six months of 2003 and 2002, the Company financed certain capital expenditures totaling $158,000 and $618,000, respectively, through the execution of capital leases.

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


2. ACCOUNTING PRINCIPLES

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51", (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities for which consolidation under FIN 46 is appropriate.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. The Company does not expect this statement to have a material effect on its consolidated financial statements.

In June 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," (SFAS 150). This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. This standard has no impact on the Company's financial statements.

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


                                        Three Months Ended     Six Months Ended
                                              June 30,              June 30,
In thousands, except per share amounts    2003      2002         2003      2002
--------------------------------------------------------------------------------

Net income from continuing operations,
  as reported                           $1,123    $1,063       $1,187    $1,091
Add:  Stock-based employee compensa-
  tion expense included in reported
  net income, net of related tax
  effects                                    -         -            -         -
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value method for all
  awards, net of related tax effects        79        93          141       151
--------------------------------------------------------------------------------

Pro forma income from continuing
  operations                            $1,044      $970       $1,046      $940
================================================================================

Earnings per share from continuing
  operations:
   Basic, as reported                    $0.12     $0.11        $0.12     $0.12
   Basic, pro forma                      $0.11     $0.10        $0.11     $0.10
   Diluted, as reported                  $0.12     $0.11        $0.12     $0.11
   Diluted, pro forma                    $0.11     $0.10        $0.11     $0.10
================================================================================

Pro forma information regarding net income and earnings per share for options granted has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the second quarter of 2003 and 2002, respectively: risk-free interest rates of 3.56% and 5.16%; dividend yield of 0.0% for both quarters; volatility factors of the expected market price of the Company's Common stock of .32 for both quarters; and a weighted-average expected life of the option of ten years. The weighted-average fair value of the options granted in the second quarter of 2003 and 2002 was $2.11 and $2.99, respectively. There were no stock options granted in the first quarter of 2003 or 2002.


3. ACCOUNTS RECEIVABLE

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 2003 and December 31, 2002 have been reduced by an allowance for doubtful accounts of ($1,072,000) and ($1,063,000), respectively. Bad debt expense was $85,000 and $82,000 for the six-month periods ended June 30, 2003 and 2002, respectively.

4. INVENTORIES

Inventories of the Company at June 30, 2003 and December 31, 2002 are summarized as follows in thousands:

                                               June 30,        December 31,
                                                 2003              2002
--------------------------------------------------------------------------

Finished goods                                  $26,296           $21,700
Work-in-process                                  10,818             6,343
Raw materials                                     5,425             6,731
--------------------------------------------------------------------------

Total inventories at current costs               42,539            34,774
(Less):
LIFO reserve                                    (1,249)           (1,249)
Inventory valuation reserve                       (600)             (600)
--------------------------------------------------------------------------
                                                $40,690           $32,925
==========================================================================

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

Net sales and loss from discontinued operations were as follows:


                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
In thousands                       2003      2002         2003      2002
--------------------------------------------------------------------------------
Net sales                       $     -    $   16       $    1    $   16
--------------------------------------------------------------------------------
Pretax operating loss               (60)     (332)        (370)     (649)
Pretax loss on disposal               -         -          (70)        -
Income tax benefit                   23         -          173         -
--------------------------------------------------------------------------------
Loss from discontinued
 operations                     $   (37)   $ (332)      $ (267)   $ (649)
================================================================================


6. BORROWINGS

On September 26, 2002, the Company entered into a new credit agreement with a syndicate of three banks led by PNC Bank, N.A. The agreement provides for a revolving credit facility of up to $60,000,000 in borrowings to support the Company's working capital and other liquidity requirements.

The revolving credit facility, which matures in September 2005, is secured by substantially all of the inventory and trade receivables owned by the Company. Availability under the agreement is limited by the amount of eligible inventory and accounts receivable applied against certain advance rates. Proceeds from the new facility were used to repay and retire the Company's previous credit agreement, which was to mature in July 2003. Interest on the new credit facility is based on LIBOR plus a spread ranging from 1.75% to 2.50%.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio and a maximum level for consolidated capital expenditures. The agreement also restricts investments, indebtedness, and the sale of certain assets. As of June 30, 2003, the Company was in compliance with all of the agreement's covenants.


7. EARNINGS (LOSS) PER COMMON SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share:

                                                                Three Months Ended                         Six Months Ended
                                                                     June 30,                                  June 30,
(in thousands, except earnings per share)                    2003                2002                      2003            2002

----------------------------------------------------------------------------------------------------------------------------------
Numerator:
  Numerator for basic and diluted
    earnings per common share -
    net income (loss) available to common
    stockholders:
    Income from continuing operations                        $ 1,123            $ 1,063                  $ 1,187          $ 1,091
    Loss from discontinued operations                            (37)              (332)                    (267)            (649)
    Cumulative effect of change in accounting principle            -                  -                        -           (4,390)

----------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                          $ 1,086            $   731                  $    920         $(3,948)
==================================================================================================================================
Denominator:
    Weighted average shares                                    9,568              9,495                     9,546           9,468
----------------------------------------------------------------------------------------------------------------------------------
  Denominator for basic earnings
    per common share                                           9,568              9,495                     9,546           9,468

Effect of dilutive securities:
    Contingent issuable shares                                     -                  7                         2              19
    Employee stock options                                       103                220                        85             205
----------------------------------------------------------------------------------------------------------------------------------
  Dilutive potential common shares                               103                227                        87             224

  Denominator for diluted earnings
    per common share - adjusted weighted
    average shares and assumed conversions                     9,671              9,722                     9,633           9,692
==================================================================================================================================


Basic earnings (loss) per common share
  Continuing operations                                      $  0.12            $  0.11                   $  0.12         $  0.12
  Discontinued operations                                          -              (0.03)                    (0.03)          (0.07)
  Cumulative effect of change in accounting principle              -                  -                         -           (0.46)

----------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per common share                       $  0.11            $  0.08                   $  0.10         $ (0.42)
==================================================================================================================================


Diluted earnings (loss) per common share
  Continuing operations                                      $  0.12            $  0.11                   $  0.12         $  0.11
  Discontinued operations                                          -              (0.03)                    (0.03)          (0.07)
  Cumulative effect of change in accounting principle              -                  -                         -           (0.46)

----------------------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per common share                     $  0.11            $  0.08                   $  0.10         $ (0.42)
==================================================================================================================================

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

The Company was convicted in December 2000, after a jury trial in Houston, TX, of unlawful disposal of used oil and hazardous waste at its facility in Houston, TX, and was fined $20,000 for used oil conviction and $150,000 for hazardous waste conviction. The Texas Court of Appeals reversed the Company's conviction for the unlawful disposal of hazardous waste and upheld the conviction for the unlawful disposal of used oil. The Company has filed a further appeal on the used oil conviction and the State has filed an appeal from the reversal of the hazardous waste conviction.

At June 30, 2003, the Company had outstanding letters of credit of approximately $2,689,000.


9. BUSINESS SEGMENTS

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits/(losses) of the Company by segment:

                             Three Months Ended,             Six Months Ended,
                                June 30, 2003                  June 30, 2003
--------------------------------------------------------------------------------

                                Net        Segment             Net      Segment
(in thousands)                 Sales        Profit            Sales      Profit
--------------------------------------------------------------------------------
Rail products                $37,709        $1,195          $69,335     $1,876
Construction products         33,469           808           57,433        281
Tubular products               4,618           558            8,547        923
--------------------------------------------------------------------------------
  Total                      $75,796        $2,561         $135,315     $3,080
================================================================================



                              Three Months Ended,            Six Months Ended,
                                 June 30, 2002                 June 30, 2002
--------------------------------------------------------------------------------

                                Net        Segment          Net         Segment
(in thousands)                 Sales        Profit         Sales   Profit/(Loss)
--------------------------------------------------------------------------------
Rail products                $34,300          $142       $64,255         ($242)
Construction products         31,975           709        62,009           816
Tubular products               4,531           476         7,715           621
--------------------------------------------------------------------------------
  Total                      $70,806        $1,327      $133,979        $1,195
================================================================================

Foster Technologies, the Company's rail signaling and communications device business, was classified as a discontinued operation on December 31, 2002. Prior period results have been adjusted to reflect this classification. See Note 5, "Discontinued Operations".

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1-% per month. There has been no change in the measurement of segment profit/(loss) from December 31, 2002.

The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total:

                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
(in thousands)                      2003       2002           2003       2002
-------------------------------------------------------------------------------
Income for reportable segments     $2,561     $1,327         $3,080     $1,195
Cost of capital for reportable
  segments                          2,662      2,546          5,087      5,262
Interest expense                     (578)      (633)        (1,157)    (1,307)
Other income                           54        230            374        510
Corporate expense and other
  unallocated charges              (2,857)    (1,691)        (5,435)    (3,853)
-------------------------------------------------------------------------------
Income from continuing oper-
  ations, before income taxes
  and cumulative effect of
  change in accounting principle   $1,842     $1,779         $1,949     $1,807
===============================================================================

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents net income (loss) plus certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income (loss), net of tax, were as follows:


                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
(in thousands)                          2003     2002          2003       2002

-------------------------------------------------------------------------------
Net income (loss)                     $1,086     $731          $920    ($3,948)
Unrealized derivative gains
 (losses) on cash flow hedges
 (SFAS No. 133)                           14      (95)           24         82
Foreign currency translation gains         -       30             8          -
Reclassification adjustment for
  foreign currency translation losses
  included in net income                   -        -            48          -
-------------------------------------------------------------------------------
Comprehensive income (loss)           $1,100     $666        $1,000    ($3,866)
===============================================================================

The change in accumulated other comprehensive loss through June 30, 2003, is comprised solely of unrealized derivative gains on the Company's interest rate swap agreement.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


                                 Three Months Ended           Six Months Ended
                                       June 30,                   June 30,
--------------------------------------------------------------------------------
                                    2003      2002            2003         2002
--------------------------------------------------------------------------------
                                             (Dollars in thousands)
Net Sales:
  Rail Products                  $37,709   $34,300        $69,335      $64,255
  Construction Products           33,469    31,975         57,433       62,009
  Tubular Products                 4,618     4,531          8,547        7,715
--------------------------------------------------------------------------------
      Total Net Sales            $75,796   $70,806       $135,315     $133,979
================================================================================
Gross Profit:
  Rail Products                   $4,222    $3,520         $8,008       $6,372
  Construction Products            4,357     4,597          7,163        8,244
  Tubular Products                 1,050       930          1,852        1,481
  Other                             (433)     (347)          (894)        (602)
--------------------------------------------------------------------------------
      Total Gross Profit           9,196     8,700         16,129       15,495
--------------------------------------------------------------------------------

Expenses:
  Selling and admin-
    istrative expenses             6,830     6,518         13,397       12,891
    Interest expense                 578       633          1,157        1,307
    Other income                     (54)     (230)          (374)        (510)
--------------------------------------------------------------------------------
      Total Expenses               7,354     6,921         14,180       13,688
--------------------------------------------------------------------------------

Income From Continuing
  Operations Before Income
  Taxes and Cumulative Effect
  of Change in Accounting
  Principle                        1,842     1,779          1,949        1,807
Income Tax Expense                   719       716            762          716
--------------------------------------------------------------------------------

Income From Continuing
  Operations Before Cumulative
  Effect of Change in
  Accounting Principle             1,123     1,063          1,187        1,091

Discontinued Operations:
Loss From Operations of
  Foster Technologies                (60)     (332)          (440)        (649)
Income Tax Benefit                   (23)        -           (173)           -
--------------------------------------------------------------------------------
Loss From Discontinued
  Operations                         (37)     (332)          (267)        (649)

Cumulative Effect of
  Change in Accounting
  Principle, Net of Tax                -         -              -       (4,390)
--------------------------------------------------------------------------------
Net Income (Loss)                 $1,086      $731           $920      ($3,948)
================================================================================

Gross Profit %:
   Rail Products                   11.2%     10.3%          11.5%         9.9%
   Construction Products           13.0%     14.4%          12.5%        13.3%
   Tubular Products                22.7%     20.5%          21.7%        19.2%
       Total Gross Profit          12.1%     12.3%          11.9%        11.6%
================================================================================

Second Quarter 2003 Results of Operations
-----------------------------------------

The Company's second quarter income from continuing operations was $1.1 million ($0.12 per share) on net sales of $75.8 million. During the second quarter of 2002, income from continuing operations was $1.1 million ($0.11 per share) on net sales of $70.8 million.

Including a minimal net loss from the discontinued operations of the Company's Foster Technologies subsidiary, net income for the second quarter of 2003 was $1.1 million ($0.11 per share). During the same period last year, the Company had net income of $0.7 million ($0.08 per share) which included a $0.3 million ($0.03 per share) loss from discontinued operations.

Net sales for the second quarter of 2003 improved 7.0% compared to the same period in 2002. Sales in all segments of the Company improved in comparison to last year's second quarter. The greatest improvement was a 10% increase in Rail segment sales as revenue recognized for transit products and welded rail projects increased. Construction products' net sales increased 4.7% to $33.5 million, primarily due to an increase in revenue recognized for mechanically stabilized earth retention systems. Sheet piling sales also contributed to the Construction segment revenue increase. Tubular products' sales increased 1.9% compared to last year's second quarter due primarily to an improved energy market.

The Company's gross profit margin was 12.1% in the second quarter of 2003 compared to 12.3% in the same period last year. Rail products' profit margin increased by 0.9 percentage points due primarily to an improvement in margin for concrete rail products. The 1.4 percentage point decline in Construction products' margin was due primarily to increased competition in the fabricated products market and lower margins on revenues recognized for mechanically stabilized earth wall systems. Tubular products' 2.2 percentage point increase in gross margin was primarily due to a decline in raw material cost for coated pipe products.

Selling and administrative expenses increased $0.3 million, or approximately 5% compared to the second quarter of 2002, primarily due to additions to the sales force and related employee benefits, along with higher insurance costs. Second quarter interest expense declined 9% from the prior year due principally to an $8.4 million reduction in corporate debt. Other income declined $0.2 million primarily as a result of the mark-to-market adjustments recorded by the Company related to its interest rate collars.

The second quarter 2003 effective tax rate for continuing operations was 39% compared to 40% in last year's second quarter.


First Six Months of 2003 Results of Operations
----------------------------------------------

For the first six months of 2003, income from continuing operations was $1.2 million ($0.12 per diluted share) on net sales of $135.3 million. During the same period last year, income from continuing operations was $1.1 million ($0.11 per diluted share) on net sales of $134.0 million.

Including a $0.3 million ($0.3 per share) net loss from the discontinued operations of Foster Technologies, net income for the six months ended June 30, 2003 was $0.9 million ($0.10 per share). This compares favorably to a net loss of $3.9 million ($0.42 per share) for the same period of 2002. The 2002 period included a loss from discontinued operations of $0.6 million ($0.07 per share) and a non-cash charge of $4.4 million ($0.46 per share) from the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

Year to date sales increased $1.3 million compared to sales in the first half of 2002. Rail products' 2003 net sales increased 7.9% to $69.3 million compared to the same period of 2002. Many of the rail divisions had an increase in revenues, particularly the transit products division. Net sales of Construction products declined $4.6 million, or 7.4%, in the year to date comparison. A decline in government spending for infrastructure projects due to state budget shortfalls had a direct effect on the Fabricated Products division, while the late awarding of certain 2003 state contracts contributed to a decline in concrete building sales.

A weaker market for H-bearing pile in the first half of 2003 also had a negative impact on the Piling division's sales. Tubular products' sales increased 10.8% to $8.5 million due to a stronger energy market.

The gross margin percentage for the Company was 11.9% in the first six months of 2003 compared to 11.6% in the same period of 2002. Rail products' margin improved to 11.5% from 9.9% due to favorable job close-outs in the relay rail division, and more efficient track panel, trackwork, and concrete rail operations. Construction product's margin declined to 12.5% due to the competitive market created by a reduction in state spending for infrastructure projects. Tubular products' gross margin percentage increased to 21.7% as a result of lower raw material costs and the mix of products sold.

During the first six months of 2003, selling and administrative expenses increased $0.5 million or 4% over the prior year period. As mentioned previously, the increase can be attributed primarily to additions to the sales force and related employee benefits, along with increased insurance costs. Interest expense fell 11.5% as a result of the reduction in debt. The 2003 reduction of "other income" (comprised primarily of accrued dividend income on DM&E Preferred stock) resulted from losses on mark-to-market adjustments recorded by the Company related to its interest rate collars.


Liquidity and Capital Resources
-------------------------------

The Company generates operational cash flow from the sale of inventory and the collection of accounts receivable. Cash flow from operations remained positive for the six months ended June 30, 2003 and combined with cash on hand from 2002, was adequate enough to fund a $2.3 million reduction in corporate borrowings from December 31, 2002. During the first half of 2003, the average turnover rate for accounts receivable was higher than during the same period a year ago due to increased collections. The average inventory turnover rate in the current period declined slightly from the average rate for the same period of 2002 as a result of lower Construction segment sales related to the previously mentioned drop in government funding of infrastructure projects. Working capital at June 30, 2003 was $46.8 million compared to $46.7 million at December 31, 2002.

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

Capital expenditures were $1.3 million for the six months ended June 30, 2003, compared to $2.9 million for capital improvements and $2.2 million for the Greulich acquisition in the same period of 2002. Capital expenditures for 2003, excluding acquisitions, are expected to be approximately $5.0 million and funded by cash flow from operations and available external financing sources.

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

The agreement includes financial covenants requiring a minimum net worth and a minimum level for the fixed charge coverage ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets. As of June 30, 2003, the Company was in compliance with all of the agreement's covenants.

Total revolving credit agreement borrowings at June 30, 2003 were $21.0 million, a decrease of $2.0 million from December 31, 2002. At June 30, 2003, remaining available borrowings under this facility were approximately $21.4 million. Outstanding letters of credit at June 30, 2003 were approximately $2.7 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs.


Dakota, Minnesota & Eastern Railroad
------------------------------------

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controls over 2,500 miles of track in eight states.

At June 30, 2003, the Company's investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of approximately $4.2 million.

On July 30, 2002, the DM&E announced the acquisition of a 1,400 mile regional railroad formerly owned by the I&M Rail Link, LLC. The Company participated in the financing of this acquisition with a $0.5 million investment in Series D Preferred Stock and warrants. On a fully diluted basis, the Company's ownership in the DM&E is approximately 13.6%.

In June 1997, the DM&E announced its plan to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to be in excess of $2.0 billion. The Project received final approval by the Surface Transportation Board
(STB) in January 2002. Litigation has been initiated appealing the STB's approval of the Project. The DM&E does not believe litigation enforcing an eminent domain statute will affect the Project.

If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E could increase significantly. If the Project does not come to fruition, management believes that the value of the Company's investment is supported by the DM&E's existing business.


Other Matters
-------------

During the first quarter of 2003, the Company finalized the sale of certain assets and liabilities of its Foster Technologies subsidiary engaged in the rail signaling and communication device business. The first quarter 2003 loss from this business, which has been classified as a discontinued operation, was principally due to losses incurred up to the sale date as well as certain charges taken primarily related to employee severance costs and an accrual for the remaining lease obligation. The second quarter loss from this business was immaterial, and future expenses related to the shutdown of this business are also expected to be immaterial.

The Company has a $1.6 million valuation allowance related to prior net operating losses from this discontinued operation. The Company believes that the dissolution of this operation may result in the recognition of some portion of these net operating losses and the release of the associated valuation allowance. The final shutdown and dissolution of this subsidiary is expected in 2003.

Specialty trackwork sales of the Company's Rail segment depend primarily on one supplier. In 2002, the Company wrote off a $1.9 million investment and $5.4 million of advances related to this supplier. During the first half of 2003 and 2002, the volume of business the supplier conducted with the Company was approximately $6.6 million and $6.8 million, respectively, although the Company expects future activity in this market to decrease significantly. If, for any reason, this supplier is unable to perform, it could have a further negative impact on earnings and cash flows.

Operations at the Company's Newport, KY pipe-coating facility were suspended in 1998 in response to unfavorable market conditions. In 1999, the Company recorded an impairment loss to reduce the assets related to this operation to their anticipated market value. The anticipated 2002 sale of these assets, which consist of machinery and equipment, did not materialize. Therefore, during the fourth quarter of 2002, the Company removed the "held for resale" designation of these assets, reclassified them as "in service", and in accordance with SFAS 144, immediately recorded a $0.8 million write-down to reflect depreciation not recorded while under the "held for resale" designation. In August 2003, the Company reached an agreement to sell, modify and install the machinery and equipment. The Company expects to record a gain upon successful installation of this equipment and anticipates completing its obligations within the next six months.


Outlook
-------

The Company has an exclusive agreement with a steel mill to distribute steel sheet piling in North America. Sheet piling production commenced in 2001 but the quantity produced had not materially impacted results until the second quarter of 2003. Going forward, the Piling division expects earnings will improve from a consistent supply of sheet piling from this mill.

The Company's CXT subsidiary and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. The Company has a contract with this Class I railroad which provides for minimum quantities of concrete ties per contract year expiring in September 2003. Although the contract is not expected to be renewed before its expiration, the Company anticipates it will continue to sell ties to the railroad at reduced volumes.

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

Although backlog is not necessarily indicative of future operating results, total Company backlog at June 30, 2003, was approximately $120.2 million. The following table provides the backlog by business segment:

                                              Backlog
                      ----------------------------------------------------------
                          June 30,          December 31,          June 30,
(In thousands)              2003                2002                2002
--------------------------------------------------------------------------------
Rail Products             $41,023             $45,371              $58,829
Construction Products      74,780              59,774               69,262
Tubular Products            4,421               3,995                2,791
--------------------------------------------------------------------------------
        Total            $120,224            $109,140             $130,882
================================================================================

The reduction in Rail segment backlog from June 30, 2002 reflects the absence of firm renewal commitments on contracts under negotiation and a reduction in specialty trackwork backlog.


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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51", (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities for which consolidation under FIN 46 is appropriate.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. The Company does not expect this statement to have a material effect on its consolidated financial statements.

In June 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," (SFAS 150). This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. This standard has no impact on the Company's financial statements.

Market Risk and Risk Management Policies
----------------------------------------

The Company  uses  derivative  financial  instruments  to manage  interest  rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. In conjunction with the Company's debt refinancing in the third quarter of 2002, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and has applied mark-to-market accounting prospectively. Although these derivatives are not deemed to be effective hedges of the new credit facility in accordance with the provisions of SFAS 133, the Company has retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company will continue to record the mark-to-market adjustments on the interest rate collars, through 2006, in its consolidated income statement. The fair value of the interest rate collars on June 30, 2003 was a $2,342,000 liability and the company recorded approximately $121,000 of expense in "other income" in the second quarter of 2003 on the Condensed Consolidated Statements of Operations to adjust these instruments to fair value. For the six months ended June 30, 2003, the Company has recorded $110,000 of expense in "other income" to adjust these instruments to fair value. The Company continues to apply cash flow hedge accounting to interest rate swaps.

The Company recognizes all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income (loss), and reclassified into earnings as the underlying hedged items affect earnings. To the extent that a change in interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.

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

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. Additional delays in a Virginia steel mill's production of sheet piling products, or failure to produce substantial quantities of sheet piling products could adversely impact the Company's earnings. The inability to satisfy the installation requirements of the sales agreement for the pipe coating equipment could have an adverse effect on future results. The inability to successfully negotiate a new sales contract with a current Class I railroad customer could have a negative impact on the operating results of the Company. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, the adequacy of internal and external sources of funds to meet financing needs, taxes, inflation and governmental regulations. Sentences containing words such as "anticipates", "expects", or "will" generally should be considered forward-looking statements.



Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

See the "Market Risk and Risk Management Policies" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 4. CONTROLS AND PROCEDURES
-------------------------------

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

                            PART II OTHER INFORMATION
                            -------------------------

Item 1. LEGAL PROCEEDINGS
-------------------------

     See Note 8, "Commitments and Contingent Liabilities", to the Condensed Consolidated Financial Statements.


Item 4. RESULTS OF VOTES OF SECURITY HOLDERS
--------------------------------------------

     At the Company's annual meeting on May 13, 2003, the following individuals were elected to the Board of Directors:

                                   For                       Withheld
Name                               Election                  Authority
--------------------------------------------------------------------------------

Lee B. Foster II                   8,894,056                 591,933
Stan L. Hasselbusch                8,894,041                 591,948
Henry J. Massman IV                9,394,302                  91,687
Diane B. Owen                      9,395,608                  90,381
John W. Puth                       9,370,520                 115,469
William H. Rackoff                 9,394,302                  91,687


The stockholders voted to approve Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2003. The following table sets forth the results of the vote for independent auditors:

     For                             Against
   Approval                          Approval                 Abstained
-------------------------------------------------------------------------------

  8,054,741                          768,979                   662,269

The stockholders also voted to approve the outside directors' stock award plan. The following table sets forth the results of the vote for the plan:

      For                             Against
    Approval                          Approval                 Abstained
-------------------------------------------------------------------------------

  9,319,724                           72,270                    93,995


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

  a) EXHIBITS
     Unless marked by an asterisk, all exhibits are incorporated by reference:

    3.1 Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

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

    4.0.1 Amended Rights Agreement dated as of May 14, 1998 between L. B. Foster Company and American Stock Transfer and Trust Company, filed as Exhibit 4.0.1 to Form 10-Q for the quarter ended March 31, 2003.

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

   10.19 Lease between Registrant and American Cast Iron Pipe Company for a pipe-coating facility in Birmingham, AL dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

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

   10.33.2 Amended and Restated 1985 Long-Term Incentive Plan as of February 26, 1997, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended March 31, 2003. **

   10.34 Amended and Restated 1998 Long-Term Incentive Plan as of February 2, 2001, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2000. **

   10.45 Medical Reimbursement Plan, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2002. **

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

   10.52 Outside Directors' Stock Award Plan, filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2002. **

 * 10.53 Directors' resolutions dated May 13, 2003, under which directors' compensation was established. **

 * 10.54    Management Incentive Compensation Plan for 2003.  **

   19       Exhibits marked with an asterisk are filed herewith.

 * 31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

 * 31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

 * 32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

 * 32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

 ** Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.


b) Reports on Form 8-K

              On April 23, 2003, the Registrant filed a current report on Form 8-K under Item 9 FD disclosure announcing first quarter results.

              On July 23, 2003, the Registrant filed a current report on Form 8-K under Item 9 FD disclosure announcing second quarter results.

                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        L.B. FOSTER COMPANY
                                           (Registrant)


Date:  August 13, 2003                  By:/s/David J. Russo
       ----------------                ---------------------------------------
                                        David J. Russo
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                       (Duly Authorized Officer of Registrant)