Form 10-Q
period 2003-09-30
FOSTER L B CO
filed 2003-11-14
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    September 30, 2003
                     ------------------

Commission File Number    0-10436
                          -------

                              L. B. Foster Company
                              --------------------
             (Exact name of Registrant as specified in its charter)

            Pennsylvania                       25-1324733
            ------------                       ----------
      (State of Incorporation)    (I. R. S. Employer Identification No.)

        415 Holiday Drive, Pittsburgh, Pennsylvania         15220
        -------------------------------------------         -----
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

                       Yes [  ]              No [X]

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date.

    Class                                    Outstanding at November 3, 2003
    -----                                    -------------------------------
 Common Stock, Par Value $.01                        9,613,770 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX
                                      -----

PART I.  Financial Information                                        Page
------------------------------
  Item 1.  Financial Statements:

    Condensed Consolidated Balance Sheets                               3

    Condensed Consolidated Statements of Operations                     4

    Condensed Consolidated Statements of Cash Flows                     5

    Notes to Condensed Consolidated
     Financial Statements                                               6

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations              13

  Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                                20

  Item 4.  Controls and Procedures                                     20


PART II.  Other Information
---------------------------
  Item 1.    Legal Proceedings                                         21

  Item 6.    Exhibits and Reports on Form 8-K                          21


Signature                                                              24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                               September 30,     December 31,
                                                   2003              2002
                                            ----------------    ----------------
ASSETS                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                             $17              $3,653
  Accounts and notes receivable:
    Trade                                            49,741              39,294
    Other                                               144                  69
                                             ----------------   ----------------
                                                     49,885              39,363
  Inventories                                        36,910              32,925
  Current deferred tax assets                         1,494               1,494
  Other current assets                                1,044                 696
  Property held for resale                              446                   -
  Current assets of discontinued
    operations                                            -                 138
                                             ----------------   ----------------
Total Current Assets                                 89,796              78,269
                                             ----------------   ----------------

Property, Plant & Equipment - At Cost                70,890              72,023
Less Accumulated Depreciation                       (36,966)            (35,940)
                                             ----------------   ----------------
                                                     33,924              36,083
                                             ----------------   ----------------
Other Assets:
  Goodwill                                              350                 350
  Other intangibles - net                               625                 739
  Investments                                        13,460              12,718
  Deferred tax assets                                 6,021               4,454
  Other assets                                          979               1,175
  Assets of discontinued operations                       1                 196
                                             ----------------   ----------------
Total Other Assets                                   21,436              19,632
                                             ----------------   ----------------
TOTAL ASSETS                                       $145,156            $133,984
                                             ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                 $724                $825
  Short-term borrowings                               1,172                   -
  Accounts payable - trade                           30,490              24,094
  Accrued payroll and employee benefits               3,172               2,413
  Current deferred tax liabilities                    1,474               1,474
  Other accrued liabilities                           4,146               2,695
  Liabilities of discontinued operations                148                  74
                                             ----------------   ----------------
Total Current Liabilities                            41,326              31,575
                                             ----------------   ----------------

Long-Term Borrowings                                 21,000              23,000
                                             ----------------   ----------------
Other Long-Term Debt                                  3,615               3,991
                                             ----------------   ----------------
Deferred Tax Liabilities                              4,195               4,195
                                             ----------------   ----------------
Other Long-Term Liabilities                            4,762               5,210
                                             ----------------   ----------------

STOCKHOLDERS' EQUITY:
  Common stock                                          102                 102
  Paid-in capital                                    34,972              35,143
  Retained earnings                                  39,053              35,208
  Treasury stock                                     (3,155)             (3,629)
  Accumulated other comprehensive loss                 (714)               (811)
                                             ----------------   ----------------
Total Stockholders' Equity                           70,258              66,013
                                             ----------------   ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $145,156            $133,984
                                             ================   ================

See Notes to Condensed Consolidated Financial Statements.


                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                                 Three Months                        Nine Months
                                                                    Ended                               Ended
                                                                 September 30,                       September 30,
                                                      ---------------------------------   ----------------------------------
                                                          2003               2002              2003               2002
                                                      ---------------------------------   ----------------------------------
                                                                (Unaudited)                          (Unaudited)
Net Sales                                                   $75,802            $66,965          $211,117           $200,944
Cost of Goods Sold                                           66,261             58,621           185,447            177,104
                                                      --------------     --------------   ---------------    ---------------
Gross Profit                                                  9,541              8,344            25,670             23,840

Selling and Administrative Expenses                           7,096              6,732            20,493             19,624
Interest Expense                                                576                669             1,733              1,976
Other (Income) Expense                                         (381)             3,834              (755)             3,324
                                                      --------------     --------------   ---------------    ---------------
                                                              7,291             11,235            21,471             24,924
                                                      --------------     --------------   ---------------    ---------------
Income (Loss) From Continuing Operations Before
  Income Taxes and Cumulative Effect of Change in
  Accounting Principle                                        2,250             (2,891)            4,199             (1,084)

Income Taxes                                                    871               (446)            1,633                270
                                                      --------------     --------------   ---------------    ---------------

Income (Loss) From Continuing Operations Before
  Cumulative Effect of Change in Accounting
  Principle                                                   1,379             (2,445)            2,566             (1,354)

Discontinued Operations:
Loss From Operations of Foster Technologies                     (70)              (302)             (510)              (951)
Income Tax Benefit                                           (1,616)                  -           (1,789)                  -
                                                      --------------     --------------   ---------------    ---------------
Income (Loss) on Discontinued Operations                      1,546               (302)            1,279               (951)

Cumulative Effect of Change in Accounting Principle,
  Net of Tax                                                       -                  -                 -            (4,390)
                                                      --------------     --------------   ---------------    ---------------

Net Income (Loss)                                            $2,925            ($2,747)           $3,845            ($6,695)
                                                      ==============     ==============   ===============    ===============

Earnings (Loss) Per Common Share:
Basic and Diluted:
  From Continuing Operations Before Cumulative
    Effect of Change in Accounting Principle                  $0.14            ($0.26)             $0.27            ($0.14)
  From Discontinued Operations, Net of Tax                     0.16             (0.03)              0.13             (0.10)
  Cumulative Effect of Change in Accounting
    Principle, Net of Tax                                         -                  -                 -             (0.46)
                                                      --------------     --------------   ---------------    ---------------
Net Income (Loss)                                             $0.30            ($0.29)             $0.40            ($0.71)
                                                      ==============     ==============   ===============    ===============

See Notes to Condensed Consolidated Financial Statements.


                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                           Nine Months
                                                                                       Ended September 30,
                                                                                      2003             2002
                                                                                  -------------    --------------
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Income (loss) from continuing operations                                                $2,566          ($1,354)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Deferred income taxes                                                                    -             (926)
    Depreciation and amortization                                                        3,831            3,641
    Loss on sale of property, plant and equipment                                          211               56
    Impairment of equity investment and advances                                             -            1,793
    Unrealized (gain) loss on derivative mark-to-market                                   (217)           2,260
Change in operating assets and liabilities:
    Accounts receivable                                                                (10,522)           5,237
    Inventories                                                                         (3,774)          11,969
    Other current assets                                                                  (348)          (2,895)
    Other noncurrent assets                                                               (548)            (817)
    Accounts payable - trade                                                             6,396           (6,811)
    Accrued payroll and employee benefits                                                  759             (395)
    Other current liabilities                                                            1,457             (170)
    Other liabilities                                                                     (379)             (20)
                                                                                   -------------    --------------
  Net Cash (Used) Provided by Operating Activities                                        (568)          11,568
                                                                                   -------------    --------------
  Net Cash Provided (Used) by Discontinued Operations                                      147             (865)
                                                                                   -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant and equipment                                      9              243
    Capital expenditures on property, plant and equipment                               (2,037)          (3,908)
    Purchase of DM&E stock                                                                    -            (500)
    Acquisition of business                                                                   -          (2,214)
                                                                                   -------------    --------------
  Net Cash Used by Investing Activities                                                 (2,028)          (6,379)
                                                                                   -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of revolving credit agreement borrowings                                   (828)         (35,000)
    Proceeds of revolving credit agreement                                                    -          27,790
    Debt issuance costs                                                                       -            (451)
    Exercise of stock options and stock awards                                             304              207
    (Repayments) proceeds of long-term debt                                               (663)              55
                                                                                   -------------    --------------
  Net Cash Used by Financing Activities                                                 (1,187)          (7,399)
                                                                                   -------------    --------------

Net Decrease in Cash and Cash Equivalents                                               (3,636)          (3,075)

Cash and Cash Equivalents at Beginning of Period                                         3,653            4,222
                                                                                  -------------    --------------
Cash and Cash Equivalents at End of Period                                                 $17           $1,147
                                                                                  =============    ==============

Supplemental Disclosure of Cash Flow Information:

    Interest Paid                                                                       $1,559           $2,349
                                                                                   =============    ==============
    Income Taxes Paid                                                                     $269             $747
                                                                                   =============    ==============

During the first nine months of 2003 and 2002, the Company financed certain capital expenditures totaling $186,000 and $618,000, respectively, through the execution of capital leases.

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


2. ACCOUNTING PRINCIPLES
------------------------
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51", (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the first interim or annual period beginning after December 15, 2003. The Company has not identified any variable interest entities for which consolidation under FIN 46 is reasonably possible.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. This statement has not had a material effect on the Company's consolidated financial statements.

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

                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                 September 30,
In thousands, except per share amounts                                2003           2002            2003        2002
-----------------------------------------------------------------------------------------------------------------------
Net income from continuing operations, as reported                    $1,379       ($2,445)         $2,566     ($1,354)
Add:  Stock-based employee compensation expense included in
  reported net income, net of related tax effects                          -              -              -           -
Deduct:  Total stock-based employee compensation expense
  determined under fair value method for all awards, net of
  related tax effects                                                     61            64             203         215
-----------------------------------------------------------------------------------------------------------------------
Pro forma income from continuing operations                           $1,318       ($2,509)         $2,363     ($1,569)
=======================================================================================================================
Earnings per share from continuing operations:
  Basic, as reported                                                   $0.14        ($0.26)          $0.27      ($0.14)
  Basic, pro forma                                                     $0.14        ($0.26)          $0.25      ($0.17)
  Diluted, as reported                                                 $0.14        ($0.26)          $0.27      ($0.14)
  Diluted, pro forma                                                   $0.13        ($0.26)          $0.24      ($0.17)
=======================================================================================================================

Pro forma information regarding net income and earnings per share for options granted has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. There were no stock options granted in the third quarter of 2003. The following weighted-average assumptions were used for grants in the third quarter of 2002: risk-free interest rates of 4.56%; dividend yield of 0.0%; volatility factors of the expected market price of the Company's Common stock of .32; and a weighted-average expected life of the option of ten years. The weighted-average fair value of the options granted in the third quarter of 2002 was $2.25. The following weighted-average assumptions were used for grants in the nine months ending September 30, 2003 and 2002, respectively: risk-free interest rates of 3.56% and 5.04%; dividend yield of 0.0% for both quarters; volatility factors of the expected market price of the Company's Common stock of ..32 for both quarters; and a weighted-average expected life of the option of ten years. The weighted-average fair value of the options granted in the nine months ending September 30, 2003 and 2002 was $2.11 and $2.82, respectively.


3. ACCOUNTS RECEIVABLE
----------------------
Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at September 30, 2003 and December 31, 2002 have been reduced by an allowance for doubtful accounts of ($1,111,000) and ($1,063,000), respectively. Bad debt expense was $123,000 and $165,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.

4. INVENTORIES
--------------
Inventories of the Company at September 30, 2003 and December 31, 2002 are summarized as follows in thousands:



                                        September 30,            December 31,
                                            2003                     2002
-----------------------------------------------------------------------------

Finished goods                              $23,980                  $21,700
Work-in-process                               9,213                    6,343
Raw materials                                 5,566                    6,731
-----------------------------------------------------------------------------

Total inventories at current costs           38,759                   34,774
(Less):
LIFO reserve                                 (1,249)                  (1,249)
Inventory valuation reserve                    (600)                    (600)
-----------------------------------------------------------------------------
                                            $36,910                  $32,925
=============================================================================

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


5. DISCONTINUED OPERATIONS
--------------------------
During the fourth quarter of 2002, the Company started negotiations and committed to a plan to sell the assets related to its rail signaling and communication device business and recorded a $660,000 non-cash impairment loss to adjust these assets to their fair value. In February 2003, substantially all of the assets of this business were sold for $300,000. The operations of the rail signaling and communication device business qualify as a "component of an entity" under Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and thus, the operations have been classified as discontinued, and prior periods have been restated. During the third quarter of 2003, the Company recognized a $1.6 million income tax benefit from the release of a valuation allowance against foreign net operating losses that are expected to be utilized as a result of the imminent dissolution of this subsidiary. Future expenses related to this business are expected to be immaterial. The final shutdown and dissolution of this subsidiary is expected in 2003.

Net sales and income (loss) from discontinued operations were as follows:

                                                                   Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
In thousands                                                        2003        2002             2003        2002
----------------------------------------------------------------------------------------------------------------------
Net sales                                                       $       -     $    21           $    1      $   37
----------------------------------------------------------------------------------------------------------------------

Pretax operating loss                                                (70)        (302)            (440)       (951)
Pretax loss on disposal                                                 -            -             (70)           -
Income tax benefit                                                 1,616             -           1,789            -
----------------------------------------------------------------------------------------------------------------------

Income (loss) from discontinued operations                      $  1,546      $  (302)          $1,279      $ (951)
======================================================================================================================

6. BORROWINGS
-------------
On September 26, 2002, the Company entered into a new credit agreement with a syndicate of three banks led by PNC Bank, N.A. The agreement provides for a revolving credit facility of up to $60,000,000 in borrowings to support the Company's working capital and other liquidity requirements.

The revolving credit facility, which matures in September 2005, is secured by substantially all of the inventory and trade receivables owned by the Company. Availability under the agreement is limited by the amount of eligible inventory and accounts receivable applied against certain advance rates. At September 30, 2003, the remaining available borrowings under this agreement were approximately $21,530 000. Proceeds from the new facility were used to repay and retire the Company's previous credit agreement, which was to mature in July 2003. Interest on the new credit facility is based on LIBOR plus a spread ranging from 1.75% to 2.50%.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio and a maximum level for consolidated capital expenditures. The agreement also restricts investments, indebtedness, the sale of certain assets, and other items. On September 8, 2003, the first amendment to this agreement allowed for the sale of the Company's equity interest in a specialty trackwork supplier. For more information regarding the transaction, see "Other Matters" in the Management's Discussion and Analysis section of this report. As of September 30, 2003, the Company was in compliance with all of the agreement's covenants.


7. EARNINGS (LOSS) PER COMMON SHARE
-----------------------------------
The following table sets forth the computation of basic and diluted earnings
(loss) per common share:

                                                                  Three Months Ended                        Nine Months Ended
                                                                     September 30,                             September 30,
(in thousands, except earnings per share)                       2003               2002                   2003                2002
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
  Numerator for basic and diluted
    earnings per common share - net income (loss)
    available to common stockholders:
    Income (loss) from continuing operations                   $1,379            ($2,445)                $2,566            ($1,354)
    Income (loss) from discontinued operations                  1,546               (302)                 1,279               (951)
    Cumulative effect of change in accounting principle             -                   -                     -             (4,390)
------------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                            $2,925            ($2,747)                $3,845            ($6,695)
====================================================================================================================================
Denominator:
    Weighted average shares                                     9,593              9,519                  9,562              9,485
------------------------------------------------------------------------------------------------------------------------------------
  Denominator for basic earnings
    per common share                                            9,593              9,519                  9,562              9,485

Effect of dilutive securities:
    Contingent issuable shares                                      -                   -                     1                   -
    Employee stock options                                        181                   -                   119                   -
------------------------------------------------------------------------------------------------------------------------------------
 Dilutive potential common shares                                 181                   -                   120                   -

 Denominator for diluted earnings
    per common share - adjusted weighted
    average shares and assumed conversions                      9,774              9,519                  9,682              9,485
====================================================================================================================================

Earnings (loss) per common share,
Basic and diluted:
  Continuing operations                                         $0.14             ($0.26)                 $0.27             ($0.14)
  Discontinued operations                                        0.16              (0.03)                  0.13              (0.10)
  Cumulative effect of change in accounting principle               -                   -                     -              (0.46)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings (loss) per common share              $0.30             ($0.29)                 $0.40             ($0.71)
====================================================================================================================================

Since the Company incurred losses applicable to common stockholders in all 2002 periods presented, the inclusion of dilutive securities in the calculation of weighted average common shares for the 2002 periods is anti-dilutive.

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

The Company was convicted in December 2000, after a jury trial in Houston, TX, of unlawful disposal of used oil and hazardous waste at its facility in Houston, TX, and was fined $20,000 for the used oil conviction and $150,000 for the hazardous waste conviction. The Texas Court of Appeals reversed the Company's conviction for the unlawful disposal of hazardous waste and upheld the conviction for the unlawful disposal of used oil. The Company has requested that the Texas Supreme Court review the used oil conviction and the State has requested that the Texas Supreme Court review the reversal of the hazardous waste conviction.

At September 30, 2003, the Company had outstanding letters of credit of approximately $2,670,000.


9. BUSINESS SEGMENTS
--------------------
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits/(losses) of the Company by segment:

                                                           Three Months Ended,                         Nine Months Ended,
                                                           September 30,  2003                         September 30, 2003
                                                  ----------------------------------------------------------------------------------
                                                         Net                Segment                   Net                Segment
(in thousands)                                          Sales               Profit                   Sales               Profit
------------------------------------------------------------------------------------------------------------------------------------
Rail products                                          $35,790                 $546                $105,125               $2,422
Construction products                                   35,228                1,553                  92,661                1,834
Tubular products                                         4,784                  840                  13,331                1,763
------------------------------------------------------------------------------------------------------------------------------------
  Total                                                $75,802               $2,939                $211,117               $6,019
====================================================================================================================================


                                                           Three Months Ended,                           Nine Months Ended,
                                                           September 30, 2002                            September 30, 2002
                                                  ----------------------------------------------------------------------------------

                                                         Net               Segment                    Net                Segment
(in thousands)                                          Sales           Profit/(Loss)                Sales            Profit/(Loss)
------------------------------------------------------------------------------------------------------------------------------------
Rail products                                          $33,277                ($215)                $97,532                ($457)
Construction products                                   30,451                  622                  92,460                1,438
Tubular products                                         3,237                  233                  10,952                  854
------------------------------------------------------------------------------------------------------------------------------------
  Total                                                $66,965                 $640                $200,944               $1,835
====================================================================================================================================

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

The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total:

                                                                Three Months Ended                    Nine Months Ended
                                                                  September 30,                         September 30,
(in thousands)                                                2003             2002                2003              2002
-------------------------------------------------------------------------------------------------------------------------------
Income for reportable segments                                   $2,939             $640              $6,019            $1,835
Cost of capital for reportable segments                           2,552            4,115               7,639             9,377
Interest expense                                                   (576)            (669)             (1,733)           (1,976)
Other income                                                        381           (3,834)                755            (3,324)
Corporate expense and other unallocated charges                  (3,046)          (3,143)             (8,481)           (6,996)
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations, before income
  taxes and cumulative effect of change in
  accounting principle                                           $2,250          ($2,891)             $4,199           ($1,084)
===============================================================================================================================

10. COMPREHENSIVE INCOME (LOSS)
-------------------------------
Comprehensive income (loss) represents net income (loss) plus certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income (loss), net of tax, were as follows:


                                                                       Three Months Ended         Nine Months Ended
                                                                          September 30,              September 30,
(in thousands)                                                          2003         2002         2003         2002
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                        $2,925     ($2,747)       $3,845     ($6,695)
-----------------------------------------------------------------------------------------------------------------------
Unrealized derivative gains (losses) on cash flow hedges (SFAS No. 133)      17        (778)           41        (696)
Foreign currency translation gains (losses)                                   -         (25)            8         (25)
Reclassification adjustment for foreign currency translation losses
   included in net income                                                     -       1,222            48       1,222
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                              $2,942     ($2,328)       $3,942     ($6,194)
=======================================================================================================================

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                                                              Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                        -------------------------------    -------------------------------
                                                             2003            2002               2003            2002
                                                        -------------------------------    -------------------------------
                                                                              (Dollars in thousands)
Net Sales:
     Rail Products                                            $35,790        $33,277            $105,125        $97,532
     Construction Products                                     35,228         30,451              92,661         92,460
     Tubular Products                                           4,784          3,237              13,331         10,952
                                                      -------------------------------    -------------------------------
         Total Net Sales                                      $75,802        $66,965            $211,117       $200,944
                                                      ===============================    ===============================
Gross Profit:
     Rail Products                                             $3,727         $3,384             $11,735         $9,756
     Construction Products                                      5,144          4,670              12,307         12,914
     Tubular Products                                           1,224            652               3,076          2,133
     Other                                                       (554)          (362)             (1,448)          (963)
                                                      -------------------------------    -------------------------------
         Total Gross Profit                                     9,541          8,344              25,670         23,840
                                                      -------------------------------    -------------------------------

Expenses:
     Selling and administrative expenses                        7,096          6,732              20,493         19,624
     Interest expense                                             576            669               1,733          1,976
     Other (income) expense                                      (381)         3,834                (755)         3,324
                                                      -------------------------------    -------------------------------
         Total Expenses                                         7,291         11,235              21,471         24,924
                                                      -------------------------------    -------------------------------

Income (Loss) From Continuing Operations Before
     Income Taxes and Cumulative Effect of
     Change in Accounting Principle                             2,250         (2,891)              4,199         (1,084)
Income Tax Expense (Benefit)                                      871           (446)              1,633            270
                                                      -------------------------------    -------------------------------

Income (Loss) From Continuing Operations Before
     Cumulative Effect of Change in
     Accounting Principle                                       1,379         (2,445)              2,566         (1,354)

Discontinued Operations:
Loss From Operations of Foster Technologies                       (70)          (302)               (510)          (951)
Income Tax Benefit                                             (1,616)              -             (1,789)              -
                                                      -------------------------------    -------------------------------
Income (Loss) From Discontinued Operations                      1,546           (302)              1,279           (951)

Cumulative Effect of Change in Accounting
     Principle, Net of Tax                                          -               -                   -        (4,390)
                                                      -------------------------------    -------------------------------
Net Income (Loss)                                              $2,925        ($2,747)             $3,845        ($6,695)
                                                      ===============================    ===============================

Gross Profit %:
     Rail Products                                              10.4%          10.2%               11.2%          10.0%
     Construction Products                                      14.6%          15.3%               13.3%          14.0%
     Tubular Products                                           25.6%          20.1%               23.1%          19.5%
         Total Gross Profit                                     12.6%          12.5%               12.2%          11.9%
                                                      ===============================    ===============================

Third Quarter 2003 Results of Operations
----------------------------------------
The Company's third quarter income from continuing operations was $1.4 million ($0.14 per share) on net sales of $75.8 million. The third quarter of 2002 resulted in a loss from continuing operations of $2.4 million ($0.26 per share) on net sales of $67.0 million.

Including net income of $1.5 million ($0.16 per share) from the discontinued operations of the Company's Foster Technologies subsidiary, net income for the third quarter of 2003 was $2.9 million ($0.30 per share). The income from discontinued operations for the current quarter comes primarily from the release of a $1.6 million valuation allowance against foreign net operating losses that is expected to be utilized as a result of the imminent dissolution of this subsidiary. During the same period last year, the Company had a net loss of $2.7 million ($0.29 per share) which included a $0.3 million ($0.03 per share) loss from discontinued operations.

Net sales for the third quarter of 2003 improved 13.2% compared to the same period in 2002. Sales in all segments of the Company improved in comparison to last year's third quarter. Rail segment sales increased 7.6% primarily due to an increase in welded rail. Construction products' net sales increased 15.7% due to an increase in sheet piling and mechanically stabilized earth retention systems. Tubular products' sales increased 47.8% compared to last year's third quarter due primarily to higher demand for pipe coating services.

The Company's gross profit margin was 12.6% in the third quarter of 2003 compared to 12.5% in the same period last year. Rail products' profit margin increased by 0.2 percentage points due primarily to an improvement in margin for used rail and trackwork. The 0.7 percentage point decline in Construction products' margin was due primarily to the competitive market created by a reduction in state spending for infrastructure projects, and the mix of products sold. Tubular products' 5.5 percentage point increase in gross margin was primarily due to plant efficiencies gained by the increase in volume.

Selling and administrative expenses increased $0.4 million, or approximately 5% compared to the third quarter of 2002. This increase was primarily due to employee compensation costs accrued in the third quarter of 2003. Third quarter interest expense declined 14% from the prior year period due principally to a $5.5 million reduction in corporate debt. Other (income) expense improved by $4.2 million primarily resulting from adjustments in the prior year third quarter which included a $2.3 million charge related to mark-to-market accounting for derivative instruments and a $1.8 million charge related to the impairment of the Company's equity investment in a specialty trackwork supplier.

The third quarter 2003 effective tax rate for continuing operations was approximately 39%. The effective tax rate for continuing operations in the third quarter of 2002 was 41%, exclusive of a valuation allowance recorded against the previously-mentioned impairment of an investment in a specialty trackwork supplier.


First Nine Months of 2003 Results of Operations
-----------------------------------------------
For the first nine months of 2003, income from continuing operations was $2.6 million ($0.27 per share) on net sales of $211.1 million. The same period last year included a loss from continuing operations of $1.4 million ($0.14 per share) on net sales of $200.9 million.

Including net income of $1.3 million ($.13 per share) from the discontinued operations of Foster Technologies, net income for the nine months ended September 30, 2003 was $3.8 million ($0.40 per share). This compares favorably to a net loss of $6.7 million ($0.71 per share) for the same period of 2002. The 2002 period included a loss from discontinued operations of $1.0 million ($0.10 per share) and a non-cash charge of $4.4 million ($0.46 per share) from the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

Year to date sales increased $10.2 million compared to sales in the same period of 2002. Rail products' 2003 net sales increased 7.8% to $105.1 million. Sales improved for many products within the rail segment, primarily, welded rail. Net sales of Construction products were practically the same compared to the prior year period. A decline in sales of fabricated bridge products and concrete buildings was offset by increases for mechanically stabilized earth wall systems and piling products. Tubular products' sales increased 21.7% to $13.3 million due to a stronger energy market.

The gross margin percentage for the Company was 12.2% in the first nine months of 2003 compared to 11.9% in the same period of 2002. Rail products' margin improved to 11.2% from 10.0% due to improved relay rail margins and more efficient trackwork operations. Construction product's margin declined to 13.3% from 14.0% due to the competitive market created by a reduction in state spending for infrastructure projects. Tubular products' gross margin percentage increased to 23.1% from 19.5% as a result of lower raw material costs and the mix of products sold.

During the first nine months of 2003, selling and administrative expenses increased $0.9 million or 4.4% over the prior year period. The increase can be attributed primarily to increased expenses for employee compensation and benefits. Interest expense fell 12.3% as a result of the reduction in corporate debt. Other (income) expense in 2003 was comprised primarily of accrued dividend income on DM&E Preferred stock while the first nine months of 2002 were impacted negatively by the previously mentioned $2.3 million charge related to mark-to-market accounting for derivative instruments and the $1.8 million charge related to the impairment of the Company's equity investment in a specialty trackwork supplier.

The 2003 effective tax rate for continuing operations was approximately 39%.


Liquidity and Capital Resources
-------------------------------
The Company generates operational cash flow from the sale of inventory and the collection of accounts receivable. During the first nine months of 2003, the average turnover rate, as a function of billings, for accounts receivable was higher than during the same period a year ago due to increased collections. The average inventory turnover rate in the current period is slightly higher than the average rate for the same period of 2002. Inventory turnover for the Rail and Tubular segments improved. Working capital at September 30, 2003 was $48.5 million compared to $46.7 million at December 31, 2002.

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

Capital expenditures were $2.0 million for the nine months ended September 30, 2003, compared to $3.9 million for capital improvements and $2.2 million for the Greulich acquisition in the same period of 2002. Capital expenditures for 2003 are expected to be approximately $3.0 million and funded by cash flow from operations and available external financing sources.

The Company has an agreement that provides for a revolving credit facility of up to $60.0 million in borrowings to support the Company's working capital and other liquidity requirements. The revolving credit facility, which matures in September 2005, is secured by substantially all of the inventory and trade receivables owned by the Company. Availability under this agreement is limited by the amount of eligible inventory and accounts receivable applied against certain advance rates. Interest on the credit facility is based on LIBOR plus a spread ranging from 1.75% to 2.5%. Total revolving credit agreement borrowings at September 30, 2003 were $22.2 million, a decrease of $0.8 million from December 31, 2002. At September 30, 2003, remaining available borrowings under this facility were approximately $21.5 million. Outstanding letters of credit at September 30, 2003 were approximately $2.7 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

The agreement includes financial covenants requiring a minimum net worth and a minimum level for the fixed charge coverage ratio. The agreement also restricts investments, indebtedness, and the sale of certain assets. On September 8, 2003, the first amendment to this agreement allowed for the sale of the Company's equity interest in a specialty trackwork supplier. For more information regarding the transaction, see "Other Matters". As of September 30, 2003, the Company was in compliance with all of the agreement's covenants.


Dakota, Minnesota & Eastern Railroad
------------------------------------
The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controls over 2,500 miles of track in eight states.

At September 30, 2003, the Company's investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of approximately $4.5 million. The Company owns approximately 13.6% of the DM&E.

In June 1997, the DM&E announced its plan to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to be in excess of $2.0 billion. The Surface Transportation Board (STB) approved the Project in January 2002. In October 2003, however, the 8th U.S. Circuit Court of Appeals remanded the matter to the STB and instructed the STB to address, in its environmental impact statement, the Project's effects on air quality, noise and vibration, and preservation of historic sites.

If the Project proves to be viable, management believes that the value of the Company's investment in the DM&E could increase significantly. If the Project does not come to fruition, management believes that the value of the Company's investment is supported by the DM&E's existing business.


Other Matters
-------------
During the first quarter of 2003, the Company finalized the sale of certain assets and liabilities of its Foster Technologies subsidiary engaged in the rail signaling and communication device business. The first quarter 2003 loss from this business, which has been classified as a discontinued operation, was principally due to losses incurred up to the sale date as well as certain charges taken primarily related to employee severance costs and an accrual for the remaining lease obligation. The second quarter loss from this business was immaterial. The third quarter income resulted primarily from the release of a $1.6 million valuation allowance against foreign net operating losses that are expected to be utilized as a result of the imminent dissolution of this subsidiary.

Specialty trackwork sales of the Company's Rail segment depend primarily on one supplier. In 2002, the Company wrote off its $1.9 million investment and $5.4 million of advances related to this supplier. In the third quarter of 2003, the Company exchanged its 30% ownership interest and advances to this supplier for a $5.5 million promissory note from the supplier's owner, with principal and accrued interest to be repaid beginning in January 2008. The value of this note has been fully reserved and no gain or loss has been recorded on this transaction. During the first nine months of 2003 and 2002, the volume of business the supplier conducted with the Company was approximately $7.9 million and $10.0 million, respectively, although the Company expects future activity in this market to decrease significantly. If this supplier is unable to perform, it could have a further negative impact on earnings and cash flows.

Operations at the Company's Newport, KY pipe-coating facility were suspended in 1998 in response to unfavorable market conditions. In 1999, the Company recorded an impairment loss to reduce the assets related to this operation to their anticipated market value. The anticipated 2002 sale of these assets, which consist of machinery and equipment, did not materialize. Therefore, during the fourth quarter of 2002, the Company removed the "held for resale" designation of these assets, reclassified them as "in service", and in accordance with SFAS 144, immediately recorded a $0.8 million write-down to reflect depreciation not recorded while under the "held for resale" designation. In August 2003, the Company reached an agreement to sell, modify and install the machinery and equipment. The Company expects to record a gain upon successful installation of this equipment and anticipates completing its obligations within the first half of 2004.


Outlook
-------
The Company has an exclusive agreement with a steel mill to distribute steel sheet piling in North America. Sheet piling production commenced in 2001 but the quantity produced had not materially impacted results until the second quarter of 2003. Going forward, the Company expects an increasingly consistent supply of sheet piling from this mill.

The Company's CXT subsidiary and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. The Company had a five year contract with this Class I railroad which provided for minimum quantities of concrete ties per contract year which expired in September 2003. Although the contract has not been renewed, the railroad has agreed in principle to continue to purchase its concrete tie needs from the Company without monthly minimums through October 2004.

The Company has recently received an invitation from this Class I railroad to bid on a new long-term contract to supply concrete ties. The bidding process is to occur late in the fourth quarter of 2003 and management expects negotiations to occur subsequent to the initial bidding/elimination process. Should the Company be successful in this process, it may be required to establish new facilities, which would require a significant capital investment. If the Company were to be unsuccessful, it may cause the value of its two existing concrete tie manufacturing facilities with total net assets of approximately $8.0 million to be partially impaired.

A substantial portion of the Company's operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. The current highway and transportation bill (TEA-21) which was to expire on September 30, 2003 has been extended five months due to a delay in reauthorizing a successive bill. A new highway and transportation bill is important to the future growth and profitability of many of the Company's businesses. Additionally, government actions concerning taxation, tariffs, the environment, or other matters could impact the operating results of the Company. The Company's operating results may also be affected negatively by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at September 30, 2003, was approximately $101.0 million. The following table provides the backlog by business segment:

                                               Backlog
                      ----------------------------------------------------------
                       September 30,        December 31,        September 30,
(In thousands)              2003                2002                2002
--------------------------------------------------------------------------------
Rail Products              $25,084             $45,371              $59,160
Construction Products       74,219              59,774               58,047
Tubular Products             1,731               3,995                1,632
--------------------------------------------------------------------------------
        Total             $101,034            $109,140             $118,839
================================================================================

The reduction in Rail segment backlog from September 30, 2002 reflects the absence of firm renewal commitments on contracts under negotiation and a reduction in specialty trackwork backlog.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51", (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the first interim or annual period beginning after December 15, 2003. The Company has not identified any variable interest entities for which consolidation under FIN 46 is reasonably possible.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. This statement has not affected the Company's consolidated financial statements.

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


Market Risk and Risk Management Policies
----------------------------------------
The Company  uses  derivative  financial  instruments  to manage  interest  rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. In conjunction with the Company's debt refinancing in the third quarter of 2002, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and has applied mark-to-market accounting prospectively. Although these derivatives are not deemed to be effective hedges of the new credit facility in accordance with the provisions of SFAS 133, the Company will continue to record the mark-to-market adjustments on the interest rate collars, through 2006, in its consolidated statement of operations. The fair value of the interest rate collars on September 30, 2003 was a $2.0 million liability and the Company recorded approximately $0.3 million of income in "other income" in the third quarter of 2003 on the Condensed Consolidated Statements of Operations to adjust these instruments to fair value. For the nine months ended September 30, 2003, the Company has recorded $0.2 million of income in "other income" to adjust these instruments to fair value. The Company continues to apply cash flow hedge accounting to interest rate swaps.

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

The Company wishes to caution readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. Additional delays in a Virginia steel mill's production of sheet piling products, or failure to produce substantial quantities of sheet piling products could adversely impact the Company's earnings. The inability to satisfy the installation requirements of the sales agreement for the pipe coating equipment could have an adverse effect on future results. The inability to successfully negotiate a new sales contract with a current Class I railroad customer could have a negative impact on the operating results of the Company. Except for historical information, matters discussed in such oral and written communications are forward- looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, the adequacy of internal and external sources of funds to meet financing needs, taxes, inflation and governmental regulations. Sentences containing words such as "anticipates", "expects", or "will" generally should be considered forward-looking statements.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------
See the "Market Risk and Risk Management Policies" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 4. CONTROLS AND PROCEDURES
-------------------------------
     a) As of the end of the period covered by this report, L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a - 15(e) and 15d - 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     b) There have been no significant changes in the Company's internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company's internal controls over financial reporting.

                            PART II OTHER INFORMATION
                            -------------------------

Item 1. LEGAL PROCEEDINGS
-------------------------

See  Note  8,  "Commitments  and  Contingent  Liabilities",   to  the  Condensed
Consolidated Financial Statements.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

  a) EXHIBITS
  -----------
     Unless marked by an asterisk, all exhibits are incorporated by reference:

   3.1 Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

   3.2 Bylaws of the Registrant, as amended to date, filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002.

   4.0 Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached there-to, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

   4.0.1 Amended Rights Agreement dated as of May 14, 1998 between L.B. Foster Company and American Stock Transfer and Trust Company, filed as
           Exhibit 4.0.1 to Form 10-Q for the quarter ended March 31, 2003.

   4.0.2 Revolving Credit and Security Agreement dated as of September 26, 2002, between L. B. Foster Company and PNC Bank, N. A., filed as
           Exhibit 4.0.2 to Form 10-Q for the quarter ended September 30, 2002.

*  4.0.3   First Amendment to Revolving Credit and Security Agreement dated
           September 8, 2003, between the Registrant and PNC Bank, N.A.

  10.12 Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 1999.

  10.12.1 Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 1999.

  10.12.2 Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

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

* 10.20 Equipment Purchase and Service Agreement by and between the Reg-istrant and LaBarge Coating LLC, dated July 31, 2003.

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

  10.52 Outside Directors' Stock Award Plan, filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2002. **

  10.53 Directors' resolutions dated May 13, 2003, under which directors' compensation was established, filed as Exhibit 10.53 to Form 10-Q for the quarter ended June 30, 2003. **

  10.54    Management Incentive Compensation Plan for 2003, filed as Exhibit
           10.54 to Form 10-Q for the quarter ended June 30, 2003. **

  19       Exhibits marked with an asterisk are filed herewith.

* 31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.0 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

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

              On October 21, 2003, the Registrant filed a current report on Form 8-K under Item 12 announcing third quarter results.

                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      L. B. FOSTER COMPANY
                                      ---------------------
                                          (Registrant)


Date:  November 13, 2003              By: /s/David J. Russo
       -----------------                  -----------------
                                          David J. Russo
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                         (Duly Authorized Office of Registrant)