Form 10-K
period 2003-12-31
FOSTER L B CO
filed 2004-03-16
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _____

Commission File Number 0-10436

L. B. FOSTER COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania (State of Incorporation)	25-1324733 (I.R.S. Employer Identification No.)

415 Holiday Drive, Pittsburgh, Pennsylvania (Address of principal executive offices)	15220 (Zip Code)

Registrant’s telephone number, including area code:(412) 928-3417

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) as been subject to such filing requirements for the past 90 days. [x] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Act). [  ] Yes [x] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $46,740,506.

Indicate the number of shares outstanding of each one of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 1, 2004

Common Stock, Par Value $0.01	9,834,145 shares

Documents Incorporated by Reference:

Portions of the Proxy Statement prepared for the 2004 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

PART I

ITEM 1. BUSINESS

Summary Description of Businesses

L. B. Foster Company is engaged in the manufacture, fabrication and distribution of products that serve the nation’s surface transportation infrastructure. As used herein, “Foster” or the “Company” means L. B. Foster Company and its divisions and subsidiaries, unless the context otherwise requires.

For rail markets, Foster provides a full line of new and used rail, trackwork, and accessories to railroads, mines and industry. The Company also designs and produces concrete railroad products, insulated rail joints, power rail, track fasteners, coverboards and special accessories for mass transit and other rail systems worldwide.

For the construction industry, the Company sells steel sheet, H-bearing and pipe piling and rents steel sheet piling for foundation and earth retention requirements. In addition, Foster supplies fabricated structural steel, bridge decking, bridge railing, expansion joints, mechanically stabilized earth wall systems, precast concrete products and other products for highway construction and repair.

For tubular markets, the Company supplies pipe coatings for natural gas pipelines and utilities. The Company also produces threaded pipe products for industrial water well and irrigation markets.

The Company classifies its activities into three business segments: Rail products, Construction products, and Tubular products. Financial information concerning the segments is set forth in Item 8, Note 19. The following table shows for the last three fiscal years the net sales generated by each of the current business segments as a percentage of total net sales.

	Percentage of Net Sales

	2003	2002	2001

Rail Products	48%	50%	51%
Construction Products	46%	45%	41%
Tubular Products	6%	5%	8%

	100%	100%	100%

RAIL PRODUCTS

L. B. Foster Company’s rail products include heavy and light rail, relay rail, concrete ties, insulated rail joints, rail accessories and transit products. The Company is a major rail products supplier to industrial plants, contractors, railroads, mines and mass transit systems.

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

The Company’s Allegheny Rail Products (ARP) division engineers and markets insulated rail joints and related accessories for the railroad and mass transit industries. Insulated joints are made in-house and subcontracted.

The Company’s Transit Products division supplies power rail, direct fixation fasteners, coverboards and special accessories primarily for mass transit systems. Most of these products are manufactured by subcontractors and are usually sold by sealed bid to transit authorities or to rail contractors, worldwide.

The Company’s Trackwork division sells new and used rail, rail accessories, and produces trackwork for industrial export markets.

The Company’s Rail Technologies subsidiary developed rail signaling and communications devices for North American railroads. On December 31, 2002, this business was reclassified as a discontinued operation and was sold in February 2003.

The Company’s CXT subsidiary manufactures engineered concrete products for the railroad and transit industries. CXT’s product line includes prestressed concrete railroad ties and grade railroad crossing panels.

CONSTRUCTION PRODUCTS

L. B. Foster Company’s construction products consist of sheet, pipe and bearing piling, fabricated highway products, and precast concrete buildings.

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

Other construction products consist of precast concrete buildings, sold principally to national and state parks, and fabricated highway products. Fabricated highway products consist principally of fabricated structural steel, bridge decking, aluminum and steel bridge rail and other bridge products, which are fabricated by the Company, as well as mechanically stabilized earth wall systems. The major purchasers of these products are contractors for state, municipal and other governmental projects.

Sales of the Company’s construction products are partly dependent upon the level of activity in the construction industry. Accordingly, sales of these products have traditionally been somewhat higher during the second and third quarters than during the first and fourth quarters of each year.

TUBULAR PRODUCTS

The Company provides fusion bond and other coatings for corrosion protection on oil, gas and other pipelines. The Company also supplies special pipe products such as water well casing, column pipe, couplings, and related products for agricultural, municipal and industrial water wells. The Company recently entered the micropile market for construction foundation repair and slope stabilization.

MARKETING AND COMPETITION

L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States through a national sales force of 70 people, including outside sales, inside sales, and customer service representatives. The Company maintains 16 sales offices and 14 plants or warehouses nationwide. During 2003, less than 5% of the Company’s total sales were for export.

The major markets for the Company’s products are highly competitive. Product availability, quality, service and price are principal factors of competition within each of these markets. No other company provides the same product mix to the various markets the Company serves. There are one or more companies that compete with the Company in each product line. Therefore, the Company faces significant competition from different groups of companies.

RAW MATERIALS AND SUPPLIES

Most of the Company’s inventory is purchased in the form of finished or semi-finished product. With the exception of relay rail which is purchased from railroads or rail take-up contractors, the Company purchases most of its inventory from domestic and foreign steel producers. There are few domestic suppliers of new rail products and the Company could be adversely affected if a domestic supplier ceased making such material available to the Company. Additionally, the Company has an exclusive agreement with a steel mill to distribute steel sheet piling and H-bearing pile in North America. See Note 18 to the consolidated financial statements for additional information on this matter.

The Company’s purchases from foreign suppliers are subject to the usual risks associated with changes in international conditions and to United States laws which could impose import restrictions on selected classes of products and anti-dumping duties if products are sold in the United States below certain prices.

BACKLOG

The dollar amount of firm, unfilled customer orders at December 31, 2003 and 2002 by segment follows:

	December 31,
In thousands	2003	2002

Rail Products	$37,529	$45,371
Construction Products	67,100	59,774
Tubular Products	1,035	3,995

	$105,664	$109,140

The reduction in backlog reflects the expiration of a supply contract that included annual minimum sales volumes and a reduction in specialty trackwork and tubular backlog.

Approximately 12% of the December 31, 2003 backlog is related to projects that will extend beyond 2004.

RESEARCH AND DEVELOPMENT

The Company’s expenditures for research and development are not material.

ENVIRONMENTAL DISCLOSURES

While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly for future remediation and other compliance efforts, in the opinion of management, compliance with environmental protection laws will not have a material adverse effect on the financial condition, competitive position, or capital expenditures of the Company. However, the Company’s efforts to comply with stringent environmental regulations may have an adverse effect on the Company’s future earnings.

EMPLOYEES AND EMPLOYEE RELATIONS

The Company has 625 employees, of whom 366 are hourly production workers and 259 are salaried employees. Approximately 172 of the hourly paid employees are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

Substantially all of the Company’s hourly paid employees are covered by one of the Company’s noncontributory, defined benefit plans and a defined contribution plan. Substantially all of the Company’s salaried employees are covered by a defined contribution plan.

ITEM 2. PROPERTIES

The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company’s business using the properties, are set forth in the following table:

			Business	Lease
Location	Function	Acres	Segment	Expires

Birmingham, AL	Pipe coating facility.	32	Tubular	2007

Doraville, GA	Transit products	28	Rail	Owned
	facility.
	Yard storage.

Niles, OH	Rail fabrication.	35	Rail	Owned
	Trackwork manufac-
	turing.
	Yard storage.

Houston, TX	Casing, upset tub-	65	Tubular,	Owned
	ing, threading,		Rail and
	heat treating and		Construction
	painting. Yard
	storage.

Bedford, PA	Bridge component	10	Construction	Owned
	fabricating plant.

Georgetown, MA	Bridge component	11	Construction	Owned
	fabricating plant.

Spokane, WA	CXT concrete tie	13	Rail	2004
	and crossings
	plant. Yard
	storage.

Spokane, WA	Precast concrete	5	Construction	2007
	facility.
	Yard storage.

Grand Island, NE	CXT concrete tie	9	Rail	2004
	plant.

Hillsboro, TX	Precast concrete	9	Construction	2012
	facility.

Petersburg, VA	Piling storage facility.	48	Construction	Owned

Including the properties listed above, the Company has 16 sales offices and 14 warehouse, plant and yard facilities located throughout the country. The Company’s facilities are in good condition and the Company believes that its production facilities are adequate for its present and foreseeable requirements.

Lease renewals for concrete tie facilities in Spokane, WA and Grand Island, NE are dependent upon the outcome of the Company’s bid on a new long-term supply contract. See Management’s Discussion and Analysis “Other Matters” for additional information regarding these facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company was convicted in December 2000, after a jury trial in Houston, TX, of unlawful disposal of used oil and hazardous waste at its facility in Houston, TX, and was fined $20,000 for the used oil conviction and $150,000 for the hazardous waste conviction. The Texas Court of Appeals reversed the Company’s conviction for the unlawful disposal of hazardous waste and upheld the conviction for the unlawful disposal of used oil and the Texas Supreme Court declined to review the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is set forth below. With respect to the period prior to August 18, 1977, references to the Company are to the Company’s predecessor, Foster Industries, Inc.

Name	Age	Position

Lee B. Foster II	57	Chairman of the Board

Stan L. Hasselbusch	56	President and Chief Executive Officer

Alec C. Bloem	53	Senior Vice President – Concrete Products

Samuel K. Fisher	51	Senior Vice President – Rail

Robert J. Howard	48	Vice President – Human Resources

John F. Kasel	39	Vice President – Operations and Manufacturing

Gregory W. Lippard	35	Vice President – Rail Product Sales

Linda K. Patterson	54	Controller

David J. Russo	45	Senior Vice President, Chief Financial Officer and Treasurer

David L. Voltz	51	Vice President, General Counsel and Secretary

Donald F. Vukmanic	52	Vice President – Piling Products

David J.A. Walsh	51	Vice President – Fabricated Products

Mr. Foster has been a director of the Company since 1990 and he has been Chairman of the Board since 1998. He was the Chief Executive Officer of the Company from May 1990 until January 2002.

Mr. Hasselbusch has been Chief Executive Officer and a director of the Company since January 2002, and President of the Company since March 2000. He served as Vice President – Construction and Tubular

Products from December 1996 to December 1998 and as Chief Operating Officer from January 1999 until he was named Chief Executive Officer in January 2002.

Mr. Bloem was elected Senior Vice President – Concrete Products in March 2000, having previously served as Vice President – Geotechnical and Precast Division from October 1999, and President – Geotechnical Division from August 1998. Prior to joining the Company in August 1998, Mr. Bloem served as Vice President – VSL Corporation.

Mr. Fisher was elected Senior Vice President – Rail in October 2002, having previously served as Senior Vice President – Product Management since June 2000. From October 1997 until June 2000, Mr. Fisher served as Vice President – Rail Procurement. Prior to October 1997, Mr. Fisher served in various other capacities with the Company since his employment in 1977.

Mr. Howard was elected Vice President – Human Resources in June 2002. Mr. Howard was Vice President – Human Resources of Bombardier Transportation, the former Daimler Chrysler Rail Systems, a supplier of rail vehicles, transportation systems and services, worldwide, from January 1992 until June 2002. Mr. Howard also served as Director of Employee Relations with USAirways from 1981 until 1992.

Mr. Kasel was elected Vice President – Operations and Manufacturing in April 2003. Mr. Kasel served as Vice President of Operations for Mammoth, Inc., a Nortek company from 2000 to 2003. His career also included General Manager of Robertshaw Controls and Operations Manager of Shizuki America prior to 2000.

Mr. Lippard was elected Vice President – Rail Product Sales in June 2000. Prior to re-joining the Company in 2000, Mr. Lippard served as Vice President – International Trading for Tube City, Inc. from June 1998. Mr. Lippard served in various other capacities with the Company since his initial employment in 1991.

Ms. Patterson was elected Controller in February 1999, having previously served as Assistant Controller since May 1997 and Manager of Accounting since March 1988. Prior to March 1988, Ms. Patterson served in various other capacities with the Company since her employment in 1977.

Mr. Russo was elected Senior Vice President, Chief Financial Officer and Treasurer in December 2002, having previously served as Vice President and Chief Financial Officer since July 2002. Mr. Russo was Corporate Controller of WESCO International Inc., a distributor of electrical construction products, electrical and industrial MRO supplies and integrated supply services, from 1999 until joining the Company in 2002. Mr. Russo also served as Corporate Controller of Life Fitness Inc., an international designer, manufacturer and distributor of aerobic and strength training fitness equipment, primarily to the commercial marketplace (health clubs), from 1991 until 1998.

Mr. Voltz was elected Vice President, General Counsel and Secretary in December 1987. Mr. Voltz joined the Company in 1981.

Mr. Vukmanic was elected Vice President – Piling Products in August 2000. Prior to August 2000, Mr. Vukmanic served as National Sales Manager – Piling from February 1999, Vice President and Controller from February 1997, and Controller from February 1988. Mr. Vukmanic joined the Company in 1977.

Mr. Walsh was elected Vice President – Fabricated Products in February 2001. Prior to joining the Company in February 2001, Mr. Walsh served as General Manager of IKG-Greulich, a business unit of Harsco Corp., from February 1998, and as Vice President of Harris Specialty Chemicals Inc. from January 1995.

Officers are elected annually at the organizational meeting of the Board of Directors following the annual meeting of stockholders.

Code of Ethics

L. B. Foster Company adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. This code of ethics is available on the Company’s website www.lbfoster.com.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Market Information

The Company had 723 common shareholders of record on January 31, 2004. Common stock prices are quoted daily through the National Association of Security Dealers, Inc. in its over-the-counter NASDAQ quotation service (Symbol FSTR). The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:

	2003		2002

Quarter	High	Low	High	Low

First	$4.64	$3.85	$6.07	$4.62

Second	5.75	4.03	6.05	5.03

Third	6.05	4.90	5.83	3.86

Fourth	6.94	5.80	4.64	3.75

Dividends

No cash dividends were paid on the Company’s Common stock during 2003 and 2002, and the Company has no plan to pay dividends in the foreseeable future. The Company’s ability to pay cash dividends is limited by its revolving credit agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	( a )	( b )	( c )

Equity compensation plans approved by shareholders	1,360,715	$4.35	156,175

Equity compensation plans not approved by shareholders	—	—	—

Total	1,360,715	$4.35	156,175

The Company awarded shares of its common stock to its outside directors on a biannual basis from June 2000 through January 2003 under an arrangement not approved by the Company’s shareholders. A total of 22,984 shares of common stock was so awarded and this program has been terminated. At the Company’s 2003 Annual Shareholders’ Meeting, a new plan was approved by the Company’s shareholders under which outside directors receive 2,500 shares of the Company’s common stock at each annual shareholder meeting at which such outside director is elected or re-elected, commencing with the Company’s 2003 Annual Shareholders’ Meeting. In May 2003, 10,000 shares were issued under this plan.

The Company’s Board of Directors has authorized the purchase of up to 1,500,000 shares of its Common stock at prevailing market prices. No purchases have been made since the first quarter of 2001. From August 1997 through March 2001, the Company repurchased 973,398 shares at a cost of approximately $5.0 million. The timing and extent of future purchases will depend on market conditions and options available to the Company for alternate financing sources.

ITEM 6. SELECTED FINANCIAL DATA

(All amounts are in thousands, except per share data)

	Year Ended December 31,
Income Statement Data	2003(1)	2002(2)	2001(3)(4)	2000(4)(5)	1999(4)

Net sales	$264,266	$257,950	$282,119	$264,614	$241,902

Operating profit	4,796	2,992	5,098	7,960	10,078

Net income (loss) from continuing operations	2,163	(5,029)	1,303	3,743	5,091
Income (loss) from discontinued operations, net of tax	1,277	(2,005)	(666)	(253)	(2,588)
Cumulative effect of change in accounting principle	—	(4,390)	—	—	—

Net income (loss)	3,440	(11,424)	637	3,490	2,503

Basic earnings (loss) per common share:
Continuing operations	0.23	(0.53)	0.14	0.39	0.53
Discontinued operations	0.13	(0.21)	(0.07)	(0.03)	(0.27)
Cumulative effect of change in accounting principle	—	(0.46)	—	—	—

Basic earnings (loss) per common share	0.36	(1.20)	0.07	0.37	0.26

Diluted earnings (loss) per common share:
Continuing operations	0.22	(0.53)	0.14	0.39	0.51
Discontinued operations	0.13	(0.21)	(0.07)	(0.03)	(0.26)
Cumulative effect of change in accounting principle	—	(0.46)	—	—	—

Diluted earnings (loss) per common share	0.35	(1.20)	0.07	0.37	0.25

	December 31,

Balance Sheet Data	2003	2002	2001	2000	1999

Total assets	$131,159	$133,984	$160,042	$177,147	$164,731

Working capital	46,844	46,694	62,011	71,477	67,737

Long-term debt	20,858	26,991	32,758	43,484	44,136

Stockholders’ equity	70,544	66,013	77,145	77,359	74,650

(1)	The results from discontinued operations include the release of a $1,594,000 valuation allowance against foreign net operating losses that was utilized as a result of the liquidation of the Foster Technologies subsidiary.

(2)	2002 includes the following non-cash charges: a $5,050,000 write-off of advances made to a specialty trackwork supplier which were not expected to be recovered; a $1,893,000 charge related to an “other than temporary” impairment of the Company’s equity investment in that trackwork supplier; a $765,000 charge for depreciation expense from assets that had been classified as held for resale, but the sale did not materialize; a $660,000 impairment charge to adjust assets related to the Company’s rail signaling business, classified as a discontinued operation, to their expected fair value; a $4,390,000, net of tax, charge from the cumulative effect of a change in accounting principle as a result of the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”; and a $2,232,000 charge related to mark-to-market accounting for derivative instruments.

(3)	2001 includes pretax charges of approximately $1,879,000 related to the Company’s plan to consolidate sales and administrative functions and plant operations.

(4)	2001, 2000 and 1999 were restated to reflect the classification of the Company’s rail signaling business as a discontinued operation.

(5)	2000 includes pretax charges of approximately $1,349,000 related to the Company’s plan to consolidate sales and administrative functions and plant operations; a pretax gain of approximately $800,000 on the sale of an undeveloped 62-acre property located in Houston, TX; and an after-tax gain on the sale of the Monitor Group, classified as a discontinued operation, of $900,000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

L.B. Foster Company is a manufacturer, fabricator and distributor of products utilized in the transportation infrastructure, construction and utility markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.

The Company makes certain filings with the Securities and Exchange Commission (SEC), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge through its website, www.lbfoster.com, as soon as reasonably practicable after they are filed with the SEC. These filings are also available through the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W. Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the internet at www.sec.gov. The Company’s press releases are also available on its website.

Rail Products

The Rail segment is comprised of several manufacturing and distribution businesses that provide a variety of products utilized by railroads, transit authorities, industrial companies and mining entities throughout the Americas. Rail Products has sales offices throughout the United States and frequently bids on rail projects where it can offer products manufactured by L.B. Foster Company as well as products sourced from numerous suppliers. These products are provided as a package to rail lines, transit authorities and construction contractors which decreases the procurement effort required by customers and provides value added, just in time delivery.

The Rail segment designs and manufactures bonded insulated rail joints and a variety of specialty trackwork, cuts and drills rail, panelizes track for quick construction use and emergency derailment repair, and manufactures concrete railroad ties and turnout ties. The Company has concrete tie manufacturing facilities in both Spokane, WA and Grand Island, NE, and two facilities that design, test and fabricate rail products in Atlanta, GA and Niles, OH.

The Rail distribution business provides our customers with access to numerous different products including stick rail, continuous welded rail, specialty trackwork, power rail and various rail accessories. This is a highly competitive business that, once specifications are met, depends heavily on pricing. The Company maintains relationships with several rail manufacturers but procures the majority of the rail it distributes from one supplier. Rail accessories are sourced from a wide variety of suppliers.

Construction Products

The Construction segment is comprised of the following business units: Piling, Fabricated Products, Precast concrete wall retention systems (“Geotechnical Division”) and Precast Concrete Buildings.

The Piling division, via a sales force deployed throughout the United States, markets and sells piling worldwide. This division offers its customers various types and dimensions of structural beam piling, sheet piling, pipe piling and micropiles. These piling products are sourced from various suppliers; however, the Company has an exclusive distribution agreement with its beam and sheet piling supplier.

The Fabricated Products unit manufactures a number of fabricated steel and aluminum products primarily for the highway, bridge and transit industries including grid reinforced concrete deck and open steel grid flooring systems, guardrails, and expansion joints and heavy structural steel fabrications.

The concrete wall business engineers and supplies large mechanically stabilized earth retention projects (“MSE Wall”) and concrete soundwall systems primarily for highway construction projects. Although precasting of this product is usually outsourced to a qualified third party, the Company does manufacture MSE Walls at its facilities in Hillsboro, TX, Spokane, WA and Grand Island, NE.

The Building unit manufactures concrete buildings primarily for national parks as well as numerous state park authorities. This unit manufactures restrooms, concession stands and other protective storage buildings available in multiple designs, textures and colors. The Company believes it is the leading high-end supplier in terms of volume, product options and capabilities. The buildings are manufactured in Spokane, WA and Hillsboro, TX.

Tubular Products

The Tubular segment is comprised of two discrete business units; Coated Pipe and Threaded Products. The Coated Pipe unit, located in Birmingham, AL, coats the outer dimension and, to a lesser extent, the inner dimension of pipe primarily for the gas transmission industry. Coated Pipe partners with its primary customer, a pipe manufacturer, to market a fusion bonded epoxy coating, abrasion resistant coatings and internal linings for a wide variety of pipe dimensions for pipeline projects that typically extend for several miles.

The Threaded Products unit, located in Houston, TX, cuts, threads and paints pipe primarily for water well products for the agriculture industry and municipal water authorities. Threaded Products has also entered the micro-pile business and threads pipe used in earth and other structural stabilization.

2003 Developments

Specialty trackwork sales declined in 2003 and are expected to decline further, although less significantly in 2004. We began to terminate our relationship with a primary specialty trackwork supplier during the third quarter of 2002. In the third quarter of 2003, we exchanged our minority ownership interest and advances to this supplier for a $5.5 million promissory note from the supplier’s owner, with principal and accrued interest to be repaid beginning in January 2008. The value of this note has been fully reserved and no gain or loss was recorded on this transaction. During 2003, 2002 and 2001, the volume of business the supplier conducted with our Company was approximately $8.4 million, $13.4 million and $13.6 million, respectively. Most of the combined order backlog was completed in 2003 and less than $2.0 million remained at year-end. If this supplier is unable to perform, it could have a further negative impact on earnings and cash flows.

In 2003, we enjoyed an increased but still limited supply of sheet piling from our exclusive supplier. The sheet piling supply is still not adequately consistent and reliable for our piling business to grow profitably. We expect 2004 to be a pivotal year in determining whether sheet piling will contribute to the future growth of this business.

Recent Developments

Our agreement to supply concrete ties to a Class I railroad expired in September 2003 and as a result, tie sales decreased in the second half of the year. We are still selling ties to this customer, although there are no longer annual minimum quantity requirements. In December, we bid on a new concrete tie supply agreement that is expected to be a 5 to 7 year commitment. If our bid is successful, we will be required to establish one or more new facilities to service this agreement, which would require a significant capital investment. If we are unsuccessful in the bidding process, it may cause the value of our two existing concrete tie facilities with total net assets of approximately $8.0 million to be partially impaired. We expect to know the results of our bid in the second quarter of 2004.

Our business is dependent upon steel as a key component in the products that we sell. Over the past six months, the price of scrap steel, which is a key ingredient used by mini-mills to manufacture many steel products has increased by over 100%. This dramatic increase, caused primarily by the steep increase in demand for steel scrap in China, has recently led to market turmoil. Producers and other suppliers continue to quote rapidly escalating prices or are quoting monthly price surcharges. Some suppliers are also beginning to experience supply problems. Since many of the Company’s projects can be six months to twenty-four months in duration, we find ourselves caught in the middle of some of these pricing and availability issues. While management believes this highly unusual situation to be temporary in nature, it could have a negative impact on the Company’s sales volumes, results of operations and cash flows in 2004 until the market normalizes. We are also uncertain as to what a more medium-term “normalization” will look like with regard to pricing and availability.

The current federal highway and transportation bill (TEA-21), which was to expire on September 30, 2003, has been extended through April 30, 2004. Approximately 40% of our businesses depend on a new highway and transportation bill for future growth and profitability.

In 2003, we began implementing Lean Enterprise (Lean) across the organization. Lean is a methodology as well as a mindset, utilized in managing a business that focuses on the execution and continuous improvement of all business processes with the objective of maximizing speed and flexibility at the lowest cost. Proper implementation of Lean can lead to other benefits such as better quality and improved worker safety.

Lean has commenced at four of our manufacturing facilities and the preliminary results have been extremely positive, with significant improvement in productivity in several manufacturing processes. While we have great expectations for the “Lean journey” that we have started, it is not a panacea. For these improvements to make a significant impact on our financial results, we must experience increased volume at these facilities.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstance. Application of these accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. The following critical accounting policies relate to the Company’s more significant judgments and estimates used in the preparation of its consolidated financial statements. There can be no assurance that actual results will not differ from those estimates.

Asset impairment – The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company applies Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) in order to determine whether or not an asset is impaired. This statement indicates that if the sum of the future expected cash flows associated with an asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset. The Company believes that the accounting estimate related to an asset impairment is a “critical accounting estimate” as it is highly susceptible to change from period to period, because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years. These assumptions impact the amount of an impairment, which would have an impact on the income statement.

Goodwill – Beginning in fiscal year 2002, goodwill was required to be evaluated annually for impairment, in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, (SFAS 142). SFAS 142 requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment, which requires that the fair value of the reporting unit be compared to its book value. If the fair value is higher than the book value, no impairment occurs. If the fair value is lower than the book value, step two must be performed. Step two requires measurement of the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. The resulting fair value is then compared to the carrying value of goodwill. If the implied fair value of the goodwill is lower than the carrying value of the goodwill, an impairment must be recorded.

The Company believes that the accounting estimate related to goodwill impairment is a “critical accounting estimate” because the underlying assumptions used for the discounted cash flow can change from period to period and these changes can cause a material impact to the income statement. Management’s assumptions require significant judgment regarding discount rates, inflation rates and other internal and external economic conditions, such as expected growth rate, and anticipated future revenues. Additionally, SFAS 142 requires that the goodwill be analyzed for impairment on an annual basis using the assumptions that apply at the time the analysis is updated.

As discussed in the notes to the consolidated financial statements, goodwill recorded in the Company’s Rail and Construction segments was analyzed for impairment with the adoption of SFAS 142 on January 1, 2002. The fair value of the goodwill associated with these segments was estimated using discounted cash flow methodologies and market comparable information. Based on the analysis, the implied fair value of the goodwill for certain product groups within these segments was less than the book value recorded for the goodwill. Therefore, the Company recognized a pretax impairment charge of $4.9 million in January 2002, representing a write-off of all goodwill for those product groups for which an impairment was determined to exist. In the fourth quarter of 2003 and 2002, the Company performed the required annual impairment test of the carrying amount of goodwill for the product groups and concluded that no further impairment existed. At December 31, 2003 and 2002, the Company maintained $0.4 million of goodwill and no impairment indicators were identified.

Allowance for Bad Debts – The Company’s operating segments encounter risks associated with the collection of accounts receivable. As such, the Company records a monthly provision for accounts receivable that are deemed uncollectible. In order to calculate the appropriate monthly provision, the Company reviews its accounts receivable aging and calculates an allowance through application of historic reserve factors to overdue receivables. This calculation is supplemented by specific account reviews performed by the Company’s credit department. As necessary, the application of the Company’s allowance rates to specific customers is reviewed and adjusted to more accurately reflect the credit risk inherent within that customer relationship. The reserve is reviewed for reasonableness on a monthly basis. An account receivable is written off against the allowance when management determines it is uncollectible.

The Company believes that the accounting estimate related to the allowance for bad debts is a “critical accounting estimate” because the underlying assumptions used for the allowance can change from period to period and the allowance could potentially cause a material impact to the income statement and working capital. Specific customer circumstances and general economic conditions may vary significantly from management’s assumptions and may impact expected earnings. At December 31, 2003 and 2002, the Company maintained an allowance for bad debts of $0.8 million and $1.1 million, respectively.

Product Liability – The Company maintains a current liability for the repair or replacement of defective products. For certain manufactured products, a nominal accrual is made on a monthly basis as a percentage of cost of sales. For long-term construction projects, a liability is established when the claim is known and quantifiable. The Company believes that this is a “critical accounting estimate” because the underlying assumptions used to calculate the liability can change from period to period. At December 31, 2003 and 2002, the product liability was $1.2 million and $0.5 million, respectively.

Revenue Recognition on Long-Term Contracts – Revenues from long-term contracts are recognized using the percentage of completion method based upon the proportion of actual costs incurred to estimated total costs. For certain products, the percentage of completion is based upon the ratio of actual labor and engineering costs to estimated total labor and engineering costs.

As certain contracts extend over one or more years, revisions to estimates of costs and profits are reflected in the accounting period in which the facts that require the revisions become known. Historically, the Company’s estimates of total costs and costs to complete have reasonably approximated actual costs incurred to complete contracts. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized in the financial statements. The Company estimates the extent of progress towards completion, contract revenues and contract costs on its long-term contracts. The Company believes these estimates are “critical accounting estimates” because they require the use of judgments due to uncertainties inherent in the estimation process. As a result, actual revenues and profits could differ materially from estimates.

Pension Plans – The calculation of the Company’s net periodic benefit cost (pension expense) and benefit obligation (pension liability) associated with its defined benefit pension plans (pension plans) requires the use of a number of assumptions that the Company deems to be “critical accounting estimates”. Changes in these assumptions can result in a different pension expense and liability amounts, and future actual experience can differ significantly from the assumptions. The Company believes that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the plan’s investment mix and the forecasted rates of return on these types of securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized actuarial gains or losses are amortized in accordance with Statement No. 87. Although the long-term rate is intended to be fairly consistent, the Company reevaluated and reduced the rate in 2002. Pension expense increases as the expected long-term rate of return decreases. The expected long-term rate of return determined by the Company for 2003 and 2002 was 7.75%.

The assumed discount rate reflects the current rate at which the pension benefits could effectively be settled. In estimating that rate, Statement No. 87 requires that the Company looks to rates of return on high quality, fixed income investments. The Company’s pension liability increases as the discount rate is reduced. Therefore, the decline in the assumed discount rate has the effect of increasing the Company’s pension obligation and future pension expense. The assumed discount rate used by the Company was 6.25% and 6.75% for 2003 and 2002, respectively.

Deferred Tax Assets – The recognition of deferred tax assets requires management to make judgments regarding the future realization of these assets. As prescribed by Statement of Financial Accounting Standards No. 109 (SFAS 109), valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood more than 50%) that some portion or all of the deferred tax assets will not be realized. SFAS 109 requires management to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. Determination of whether the positive evidence outweighs the negative and quantification of the valuation allowance requires management to make estimates and judgments of future financial results. The Company believes that these estimates and judgments are “critical accounting estimates”.

The Company’s financial results in recent periods had generated operating loss carryforwards, particularly with regard to the Company’s discontinued foreign operation, Foster Technologies. The Company believed that it was more likely than not that it would not be able to utilize the tax asset created by these losses and had provided a valuation allowance against this asset. As a result of the sale of the assets and liquidation of this operation during 2003, the Company was able to recognize this tax benefit and released the $1.6 million valuation allowance that it had placed against this asset. At December 31, 2003, the Company maintained net operating loss carryforwards and a valuation allowance of $1.5 million and $0.4 million, respectively. Also during 2003, the Company formally disposed of its investment in a trackwork supplier, resulting in capital loss. Due to the uncertainty of the Company’s ability to generate capital gains to utilize the entire loss, the Company increased the valuation allowance related to this asset in 2003 from $0.7 million to $1.0 million. See Note 14, “Income Taxes”. The Company’s ability to realize these tax benefits may affect the Company’s reported income tax expense (benefit) and net income (loss).

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. This statement supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The Company has adopted this standard and it did not have a material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (SFAS 148) effective for fiscal years ending after December 31, 2002. This statement amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as revised, is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied by special purpose entities at the first interim or annual period beginning after December 15, 2003. For other entities, the provisions of FIN 46 must be applied after March 15, 2004. The Company has completed its analysis of FIN 46 and has concluded that there are no variable interest entities for which consolidation is appropriate.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It is effective for contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. This statement has not affected the Company’s consolidated financial statements.

In June 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (SFAS 150). This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. This standard has no impact on the Company’s financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132 (Revised 2003) – “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” (SFAS 132R), that replaces existing FASB disclosure requirements for pensions and other post-retirement benefit plans. SFAS 132R requires companies to provide more complete details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded disclosures, the standard improves information available to investors in interim financial statements. With certain exceptions, SFAS 132R is effective for fiscal years ending after December 15, 2003 and for quarters beginning after December 15, 2003. Accordingly, the Company’s December 31, 2003 footnote disclosure regarding its retirement plans, (See Note 16), has been updated to conform to the requirements of SFAS 132R.

Results of Operations

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,

Dollars in thousands	2003	2002	2003	2002	2001 (1)

Net Sales:
Rail Products	$21,656	$30,717	$126,781	$128,249	$145,054
Construction Products	28,910	24,288	121,571	116,748	115,600
Tubular Products	2,583	2,001	15,914	12,953	21,055
Other	—	—	—	—	410

Total Net Sales	$53,149	$57,006	$264,266	$257,950	$282,119

Gross Profit:
Rail Products	$2,381	$2,887	$14,116	$12,643	$12,728
Construction Products	3,245	3,382	15,552	16,296	16,167
Tubular Products	652	256	3,728	2,389	4,968
Other	(216)	(897)	(1,664)	(1,861)	(367)

Total Gross Profit	6,062	5,628	31,732	29,467	33,496

Expenses:
Selling and Administrative Expenses	6,443	6,852	26,936	26,475	28,398
Interest Expense	517	616	2,250	2,592	3,564
Other Expense (Income) :
Impairment of Equity Investment and Advances	—	5,150	—	6,943	—
Other	(560)	(434)	(1,315)	1,097	(694)

Total Expenses	6,400	12,184	27,871	37,107	31,268

(Loss) Income from Continuing Operations, Before Income Taxes	(338)	(6,556)	3,861	(7,640)	2,228
Income Tax Expense (Benefit)	65	(2,881)	1,698	(2,611)	925

(Loss) Income From Continuing Operations	(403)	(3,675)	2,163	(5,029)	1,303
(Loss) Income from Discontinued Operations, Net of Tax	(2)	(1,054)	1,277	(2,005)	(666)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	(4,390)	—

Net (Loss) Income	($405)	($4,729)	$3,440	($11,424)	$637

Gross Profit %:
Rail Products	11.0%	9.4%	11.1%	9.9%	8.8%
Construction Products	11.2%	13.9%	12.8%	14.0%	14.0%
Tubular Products	25.2%	12.8%	23.4%	18.4%	23.6%
Total Gross Profit %	11.4%	9.9%	12.0%	11.4%	11.9%

(1)	Foster Technologies, the Company’s rail signaling and communication business, was classified as a discontinued operation on December 31, 2002. Prior period results have been adjusted to reflect this classification .

Fourth Quarter of 2003 vs. Fourth Quarter of 2002

The Company had a loss from continuing operations of $0.4 million, or $0.04 per share for the fourth quarter of 2003 on net sales of $53.1 million. The loss from continuing operations for the fourth quarter of 2002 was $3.7 million, or $0.39 per share on net sales of $57.0 million. The fourth quarter of 2002 results included one time charges of $5.9 million, or $3.5 million net of tax. These non-cash charges included a $5.1 million ($3.1 million, net of tax) charge related to the impairment of the Company’s investment in and advances to its principal specialty trackwork supplier not expected to be recovered, and a $0.8 million charge for depreciation expense that had been suspended while the Company’s Newport, KY assets were classified as property held for resale. The fourth quarter of 2002 also included a net loss from the discontinued operations of Foster Technologies of $1.1 million, or $0.11 per share, while the 2003 results related to this entity were negligible. See Note 5 “Discontinued Operations” for more details.

Sales for the fourth quarter of 2003 declined 6.8% from the same period last year. Rail products’ net sales declined 29.5% primarily as a result of decreased involvement in the specialty trackwork business. Also contributing to the sales decline was a reduction in concrete tie sales due to the expiration of a long-term contract that included annual minimum volumes. The Company is bidding on a new long-term contract to supply concrete ties to this customer and expects to know the results of the bid by the end of the 2004 second quarter. Construction products’ sales increased 19.0% in comparison to the fourth quarter of 2002. The increase resulted primarily from an increase of over $5.0 million for piling products due to increased availability of sheet piling and an increase in pipe piling projects. A secondary factor was an increase of $1.5 million in concrete building sales due to an expanded product offering and greater geographic reach. Sales of tubular products increased 29.1% compared to the prior year due to a stronger energy market.

The fourth quarter 2003 gross margin percentage for the Company improved over 15% compared to the same prior year period. Excluding a prior year charge for additional depreciation of $0.8 million related to the Company’s Newport, KY pipe coating assets, the gross margin percentage for the Company improved 2%. Rail products’ gross margin percentage improved 17% primarily due to an improvement in relay rail, transit products, and new rail products’ margins. Construction products’ gross margin percentage declined over 19% from the year earlier period. The Company’s highway products rely on government spending for infrastructure projects. A delay in passing legislation for these projects and continued state budget deficits has created a competitive environment for a smaller number of new government sponsored projects. This environment has had an unfavorable impact on the current quarter’s gross margin. Tubular products’ gross margin percentage improved 97% due to higher volumes which resulted from the stronger energy market mentioned above.

Selling and administrative expense declined 6% over the same prior year period, primarily due to lower insurance costs realized in the fourth quarter of 2003. Interest expense declined 16% as a result of a reduction in debt. Other (income) expense improved by $5.3 million due primarily to last year’s fourth quarter $5.1 million write-down of advances made to a trackwork supplier.

The Year 2003 Compared to the Year 2002

For the year ended December 31, 2003, the Company had net income from continuing operations of $2.2 million, or $0.22 per diluted share on net sales of $264.3 million. This compares to a net loss from continuing operations of $5.0 million, or $0.53 per diluted share on net sales of $258.0 million for 2002. In 2003, net income from discontinued operations was $1.3 million, or $0.13 per diluted share, and resulted primarily from the release of a $1.6 million valuation allowance against foreign net operating losses that was utilized as a result of the liquidation of the Company’s Foster Technologies subsidiary. Prior year results included a net loss from discontinued operations of $2.0 million, or $0.21 per diluted share. See Note 5 “Discontinued Operations” for more details.

In addition to the previously mentioned fourth quarter 2002 non-cash charges, the twelve month results included non-cash charges of $2.2 million ($1.3 million net of tax) related to mark-to-market accounting for derivative instruments as a result of the Company entering into a new credit agreement and $1.8 million related to an “other than temporary” impairment of the Company’s equity investment in a specialty trackwork supplier. Results for 2002 also included a $4.4 million, net of tax, non-cash charge from the cumulative effect of a change in accounting principle.

Sales for 2003 increased 2.4% over the prior year. Rail products’ net sales declined 1.1% as a result of reduced concrete tie sales due to the expiration of a long-term contract mentioned in the above fourth quarter discussion. Construction products’ net sales improved over 4% due to an increase in sheet piling sales as a result of increased availability over last year, and an increase in mechanically stabilized earth retention systems. Tubular products’ sales improved almost 23% over a weak 2002. An increase in demand for pipe coating services, as a result of a stronger energy market, was the primary factor for the sales increase.

The Company’s gross margin percentage improved over 5% compared to last year. Excluding a prior year charge for additional depreciation of $0.8 million related to the Company’s Newport, KY pipe coating assets, the gross margin percentage for the Company improved almost 3%. Rail products’ gross margin percentage improved almost 13% due primarily to an improvement in relay rail and transit products margins. Construction products’ gross margin percentage declined over 8% from the year earlier period. As mentioned above, the competitive environment which resulted from reduced government spending for infrastructure projects has had an unfavorable impact on 2003 margins for bridge products and mechanically stabilized earth wall systems in the Construction segment. Tubular products’ gross margin percentage improved 27% as a result of higher volumes due to the stronger energy market mentioned above.

Selling and administrative expenses increased almost 2% compared to the prior year. Interest expense declined over 13% in 2003 as a result of a $6.3 million reduction in debt. Other (income) expense in 2003 was comprised primarily of $1.0 million accrued dividend income on DM&E Preferred stock and $0.5 million income related to mark-to-market accounting for derivative instruments. For the 2002 twelve month period, other (income) expense consisted primarily of a $5.1 million write-down of advances made to a trackwork supplier, a $2.2 million charge related to mark-to-market accounting for derivative instruments, a $1.8 million charge related to the impairment of the Company’s equity investment in that trackwork supplier, and $1.1 million dividend income on DM&E Preferred stock. The income tax provision from continuing operations was 44% in 2003 compared to 34.2% in the prior year. Last year’s rate was affected by the $0.7 million valuation allowance recorded against the impairment of the Company’s equity investment in a trackwork supplier. Excluding this allowance, the Company’s 2002 effective tax rate would have been 43%. See Note 14, “Income Taxes” for more information.

The Year 2002 Compared to the Year 2001

For the year ended December 31, 2002, the Company recorded a loss from continuing operations of $5.0 million, or $0.53 per share on net sales of $258.0 million. This compares to income from continuing operations of $1.3 million, or $0.14 per share on net sales of $282.1 million for 2001. In 2002, a loss from the discontinued operations of Foster Technologies was recorded at $2.0 million, or $0.21 per share, compared to a loss of $0.7 million, or $0.07 per share in the prior year. See Note 5 “Discontinued Operations” for more details.

Results for 2002 included the following non-cash charges: a $5.1 million write-down of advances made to the Company’s principal specialty trackwork supplier which are not expected to be recovered; a $1.9 million charge related to an “other than temporary” impairment of the Company’s equity investment in that trackwork supplier; an $0.8 million charge for depreciation expense from assets that had been classified as held for resale, but the sale did not materialize in 2002; an $0.7 million impairment charge to adjust assets related to the Company’s rail signaling business, classified as a discontinued operation, to their expected fair value; a $4.4 million, net of tax, charge from the cumulative effect of a change in accounting principle as a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”; and a $2.2 million charge related to mark-to-market accounting for derivative instruments as a result of the Company entering into a new credit agreement.

Results for 2001 included the following nonrecurring pretax charges related to the Company’s plan to improve its financial performance: employee severance and facility exit costs of $0.9 million, asset impairments of $0.6 million, and other related costs of $0.4 million. Substantially all components of the restructuring charges were paid in the period incurred.

Rail products’ 2002 net sales declined 11.6% to $128.2 million from the prior year. The decline in sales was primarily attributed to a continued depressed market for rail distribution products and rail projects. In addition, management’s decision to sell off large quantities of used rail inventory in 2001 contributed to an increase in 2001 rail sales. Despite the unavailability of steel sheet piling from the Company’s supplier for most of 2002, Construction products’ net sales increased 1.0% to $116.7 million from $115.6 million in 2001. The increase resulted from a strong year-end backlog of fabricated bridge products and additional backlog received with the Greulich Bridge Products acquisition. The Company expanded its Bedford, PA fabricated bridge product facility to accommodate the increase in backlog. The start-up of precast concrete building production at the Company’s Hillsboro, TX facility also contributed to an increase in 2002 sales. Tubular products’ net sales declined 38.5% due primarily to lower demand for pipe coating and threaded products.

Spending for new pipeline capital projects had decreased significantly due to uncertainties in the energy markets.

Gross margin for the Company was 11.4% in 2002 compared to 11.9% in 2001. Excluding the 2002 and 2001 non-recurring pretax charges of $0.8 million and $1.0 million, respectively, gross margin fell to 11.7% in 2002 from 12.2% in 2001. Rail products’ gross margin improved to 9.9% from 8.8% in 2001. Excluding non-recurring pretax charges in 2001, rail products’ gross margin was 9.3%. Costs associated with the shut-down of the Company’s trackwork facility in Pomeroy, OH and the reduction of used rail inventory through low margin sales negatively impacted 2001. Construction products’ margin did not change from 2001 to 2002. Tubular products’ gross margin declined to 18.4% from 23.6% due to low volume inefficiencies at plant facilities caused by poor market conditions.

Excluding the $0.6 million amortization of goodwill and $0.9 million non-recurring pretax charges in 2001, selling and administrative expense decreased by $0.5 million, or 1.7% in 2002. Other expense (income) in 2002 included $1.1 million accrued dividend income on DM&E Preferred stock and the previously-mentioned non-cash charges of $2.2 million related to mark-to-market accounting for derivative instruments, and $6.9 million related to the impairment of the Company’s investment in and advances to its principal specialty trackwork supplier. Interest expense declined 27.3% from the prior year as a result of a reduction in corporate borrowings. The income tax provision for 2002, from continuing operations, was recorded at (34.2%) compared to 41.5% in 2001. The 2002 rate was affected by the $0.7 million valuation allowance recorded against the impairment of the Company’s equity investment in a trackwork supplier. Excluding this allowance, the Company’s 2002 effective tax rate would have been 43%. See Note 14, “Income Taxes” for more information.

Liquidity and Capital Resources

The Company continued to increase its financial strength in 2003. Debt was reduced by 23% or $6.3 million and equity increased by 7% or $4.5 million.

The following table sets forth L.B. Foster’s capitalization:

Debt:
	December 31,
In millions	2003	2002

Revolving Credit Facility	$17.0	$23.0
Capital Leases	1.6	1.9
Other (primarily revenue bonds)	2.9	2.9

Total Debt	21.5	27.8

Equity	70.5	66.0

Total Capitalization	$92.0	$93.8

Debt as a percentage of capitalization (debt plus equity) was reduced to 23% in 2003 from 30% in 2002. Working Capital was $46.8 million compared to $46.7 million in 2002. After two years of significant reductions, working capital was flat in 2003 on slightly increased revenues.

The Company’s liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations.

The following table summarizes the impact of these items during the past three years:

	December 31,
In millions	2003	2002	2001

Liquidity needs:
Working capital and other assets and liabilities	$1.6	$12.6	$15.9
Capital expenditures, net of asset sales	(2.5)	(4.2)	(4.6)
Acquisition of businesses and other investments	—	(2.7)	(0.8)
Scheduled debt service obligations - net	(0.9)	(0.1)	(0.9)
Cash interest	(2.1)	(2.8)	(4.0)

Net liquidity (requirements) surplus	(3.9)	2.8	5.6

Liquidity sources:
Internally generated cash flows before interest	9.6	9.5	10.7
Credit facility activity	(6.0)	(12.0)	(11.5)
Equity transactions	1.0	0.2	—
Other	(0.2)	(1.1)	(0.6)

Net liquidity sources (uses)	4.4	(3.4)	(1.4)

Net Change in Cash	$0.5	($0.6)	$4.2

The table above reflects the significant cash generated from working capital in 2001 and 2002. This positive cash flow has enabled the Company to reduce debt as summarized earlier and invest in the business. As debt has been reduced, so has the Company’s cash interest costs been reduced by over 48% since 2001. Capital expenditures including acquisitions of businesses and other investments in 2003 were $2.5 million compared to $6.9 million in 2002 and $5.4 million in 2001. The amount of capital spending in 2004 will depend upon the outcome of the Company’s bid on the concrete tie contract, as a successful outcome will require the construction of one or more facilities. Excluding acquisitions and the potential concrete tie facilities, capital expenditures are expected to be approximately $4.0 million, and funded by cash flow from operations and available external financing sources. While the Company reviews potential acquisitions from time to time, none are currently being contemplated as the preferred strategy is to implement Lean Enterprise and improve our processes before adding new businesses and locations to the organization.

The Company’s Board of Directors has authorized the purchase of up to 1,500,000 shares of its Common stock at prevailing market prices. No purchases have been made since the first quarter of 2001. From August 1997 through March 2001, the Company repurchased 973,398 shares at a cost of approximately $5.0 million. The timing and extent of future purchases will depend on market conditions and options available to the Company for alternate financing sources.

The Company has an agreement that provides for a revolving credit facility of up to $60.0 million in borrowings to support the Company’s working capital and other liquidity requirements. The revolving credit facility, which matures in September 2005, is secured by substantially all of the Company’s inventory and trade receivables. Availability under this agreement is limited by the amount of eligible inventory and accounts receivable applied against certain advance rates. Interest on the credit facility is based on LIBOR plus a spread ranging from 1.75% to 2.5%. Total revolving credit agreement borrowings at December 31, 2003 were $17.0 million, a decrease of $6.0 million from the end of the prior year. At December 31, 2003, remaining available borrowings under this facility were approximately $19.8 million. Outstanding letters of credit at December 31, 2003 were approximately $2.8 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

The credit agreement includes financial covenants requiring a minimum net worth and a minimum level for the fixed charge coverage ratio. The primary restrictions to this agreement include investments, indebtedness, and the sale of certain assets. On September 8, 2003, the first amendment to this agreement allowed for the sale of the Company’s equity interest in a specialty trackwork supplier. For more information regarding the transaction, see “Other Matters”. As of December 31, 2003, the Company was in compliance with all of the agreement’s covenants.

Tabular Disclosure of Contractual Obligations

A summary of the Company’s required payments under financial instruments and other commitments are presented in the following table:

		Less than	1-3	4-5	More than
In thousands	Total	1 year	years	years	5 years

Contractual Cash Obligations
Long-term borrowings	$19,854	$67	$17,192	$203	$2,392
Capital leases	1,615	544	720	158	193
Operating Leases	7,542	3,032	3,224	677	609
Purchase obligations not reflected in the financial statements	16,704	15,704	1,000	—	—

Total contractual cash obligations	$45,715	$19,347	$22,136	$1,038	$3,194

Other Financial Commitments
Standby letters of credit	$2,752	$2,752	$—	$—	$—

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the operating leases, purchase obligations and standby letters of credit disclosed in the “Liquidity and Capital Resources” section in the contractual obligations table. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.

Dakota, Minnesota & Eastern Railroad

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controls over 2,500 miles of track in eight states.

At December 31, 2003, the Company’s investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of approximately $4.7 million. The Company owns approximately 13.6% of the DM&E.

In June 1997, the DM&E announced its plan to build an extension from the DM&E’s existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to be in excess of $2.0 billion. The Surface Transportation Board (STB) approved the Project in January 2002. In October 2003, however, the 8th U.S. Circuit Court of Appeals remanded the matter to the STB and instructed the STB to address, in its environmental impact statement, the Project’s effects on air quality, noise and vibration, and preservation of historic sites. On January 30, 2004, the 8th U. S. Circuit Court of Appeals denied petitions seeking a rehearing of the case.

Also in January 2004, the DM&E received a Railroad Rehabilitation and Improvement Financing (RRIF) Loan in the amount of $233.0 million from the Federal Railroad Administration. Funding provided by the 25-year loan will be used to refinance debt and upgrade infrastructure along parts of its existing route.

If the Project proves to be viable, management believes that the value of the Company’s investment in the DM&E could increase significantly. If the Project does not come to fruition, management believes that the value of the Company’s investment is supported by the DM&E’s existing business.

Other Matters

In February 2003, the Company sold certain assets and liabilities of its Foster Technologies subsidiary, engaged in the rail signaling and communication device business, for $0.3 million. This subsidiary had been classified as a discontinued operation in December 2002. The first quarter loss from this business was principally due to losses incurred up to the sale date, as well as certain charges taken for employee severance costs and lease obligations. Current year income resulted primarily from the third quarter release of a $1.6 million valuation allowance against foreign net operating losses that were utilized as a result of the liquidation of this subsidiary. Although the sale included a royalty agreement, royalties have been, and are expected to be insignificant and we do not expect any material future gains or losses related to this business.

Operations at the Company’s Newport, KY pipe coating facility were suspended in 1998 in response to unfavorable market conditions. In 1999, the Company recorded an impairment loss to reduce the assets related to this operation to their anticipated market value. The anticipated 2002 sale of these assets, which consist of machinery and equipment, did not materialize. Therefore, during the fourth quarter of 2002, the Company removed the “held for resale” designation of these assets, reclassified them as “in service” and in accordance with SFAS 144, immediately recorded a $0.8 million write-down to reflect depreciation not recorded while under the “held for resale” designation. In August 2003, the Company reached an agreement to sell, modify and install the machinery and equipment. The Company expects to record a gain upon successful installation of this equipment within the first half of 2004.

In conjunction with the Company’s debt refinancing in the third quarter of 2002, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and has applied mark-to market accounting prospectively. The fair value of the interest rate collars at December 31, 2003 and 2002 was a liability of $1.7 million and $2.2 million, respectively. Accordingly, the Company has recognized income of $0.5 million in 2003 and a non-cash charge of $2.2 million in 2002 in “Other (income) expense” on the Consolidated Statements of Operations. The Company will continue to record the mark-to-market adjustments on the interest rate collars, through 2006, in its Consolidated Statements of Operations. The Company continues to apply cash flow hedge accounting to its interest rate swap.

Management continues to evaluate the overall performance of its operations. A decision to down-size or terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.

Outlook

The Company’s CXT Rail operations and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. A substantial portion of the Company’s operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, government actions concerning taxation, tariffs, the environment, or other matters could impact the operating results of the Company. The Company’s operating results may also be affected negatively by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 2003 was approximately $105.7 million. The following table provides the backlog by business segment:

	December 31,
In thousands	2003	2002	2001

Backlog:
Rail Products	$37,529	$45,371	$64,641
Construction Products	67,100	59,774	59,808
Tubular Products	1,035	3,995	1,307

Total Backlog	$105,664	$109,140	$125,756

The reduction in backlog reflects the expiration of a supply contract that included annual minimum sales volumes and a reduction in specialty trackwork and tubular backlog.

Forward-Looking Statements

Statements relating to the potential value or viability of the DM&E or the Project, or management’s belief as to such matters, are forward-looking statements and are subject to numerous contingencies and risk factors. The Company has based its assessment on information provided by the DM&E and has not independently verified such information. In addition to matters mentioned above, factors which can adversely affect the value of the DM&E, its ability to complete the Project or the viability of the Project include the following: labor disputes, the outcome of certain litigation, any inability to obtain necessary environmental or government approvals for the Project in a timely fashion, the DM&E’s ability to continue to obtain interim funding to finance the Project, the expense of environmental mitigation measures required by the Surface Transportation Board, an inability to obtain financing for the Project, competitors’ response to the Project, market demand for coal or electricity and changes in environmental laws and regulations.

The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, proxy statements, registration statements and other written communication (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. Additional delays in a Virginia steel mill’s production of sheet piling products, or failure to produce substantial quantities of sheet piling products could adversely impact the Company’s earnings. A failure to satisfy the installation requirements of the sales agreement for the former Newport, KY pipe coating equipment could have an adverse effect on future results. The inability to successfully negotiate a new sales contract with a current Class I railroad customer could have a negative impact on the operating results of the Company. The Company’s businesses could be affected adversely by continued price increases in the steel scrap market. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company’s business, the adequacy of internal and external funds to meet financing needs, taxes, inflation and governmental regulation. Sentences containing such words as “anticipates”, “expects”, or “will” generally should be considered forward-looking statements.

/s/ David J. Russo

David J. Russo Senior Vice President, Chief Financial Officer, and Treasurer

/s/Linda K. Patterson

Linda K. Patterson Controller

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company recognizes all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in “accumulated other comprehensive income (loss)”, and reclassified into earnings as the underlying hedged items affect earnings. To the extent that a change in an interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.

The Company’s primary source of variable-rate debt comes from its revolving credit agreement (See Note 8 to the consolidated financial statements). At December 31, 2003, the Company had approximately $17.0 million of floating rate debt outstanding under this agreement with an average interest rate of approximately 2.92%. While not deemed to be effective hedges in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the Company maintains an economic hedge of this variable rate through two interest rate collar agreements with a weighted average minimum annual interest rate of 4.99% to a maximum weighted average annual interest rate of 5.42% (See Note 9 to the consolidated financial statements). Since the interest rate on the debt floats with the short-term market rate of interest, the Company is exposed to the risk that these interest rates may decrease below the minimum annual interest rates on the two interest rate collar agreements. The effect of a 1% decrease in rate of interest below the 4.99% weighted average minimum annual interest rate on $17.0 million of outstanding floating rate debt would result in increased annual interest costs of approximately $0.2 million.

The Company is not subject to significant exposures to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

ASSETS
In thousands	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$4,134	$3,653
Accounts receivable - net	34,773	39,363
Inventories - net	36,894	32,925
Current deferred tax assets	1,413	1,494
Other current assets	877	696
Property held for resale	446	—
Current assets of discontinued operations	—	138

Total Current Assets	78,537	78,269

PROPERTY, PLANT AND EQUIPMENT - NET	33,135	36,083

ASSETS OF DISCONTINUED OPERATIONS	—	196

OTHER ASSETS:
Goodwill and other intangibles - net	935	1,089
Investments	13,707	12,718
Deferred tax asset	4,095	4,454
Other assets	750	1,175

Total Other Assets	19,487	19,436

TOTAL ASSETS	$131,159	$133,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

In thousands, except share data

CURRENT LIABILITIES:
Current maturities of long-term debt	$611	$825
Accounts payable - trade	23,874	24,094
Accrued payroll and employee benefits	2,909	2,413
Current deferred tax liabilities	1,749	1,474
Other accrued liabilities	2,550	2,695
Liabilities of discontinued operations	—	74

Total Current Liabilities	31,693	31,575

LONG-TERM DEBT	20,858	26,991

DEFERRED TAX LIABILITIES	3,653	4,195

OTHER LONG-TERM LIABILITIES	4,411	5,210

COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)
STOCKHOLDERS’ EQUITY:
Common stock, issued 10,228,739 shares in 2003 and 2002	102	102
Paid-in capital	35,018	35,143
Retained earnings	38,399	35,208
Treasury stock - at cost, Common stock, 490,809 shares in 2003 and 703,822 shares in 2002	(2,304)	(3,629)
Accumlated other comprehensive loss	(671)	(811)

Total Stockholders’ Equity	70,544	66,013

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,159	$133,984

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE THREE YEARS ENDED DECEMBER 31, 2003

In thousands, except per share data	2003	2002	2001

NET SALES	$264,266	$257,950	$282,119

COSTS AND EXPENSES:
Cost of goods sold	232,534	228,483	248,623
Selling and administrative expenses	26,936	26,475	28,398
Interest expense	2,250	2,592	3,564
Other (income) expense:
Impairment of equity investment and advances	—	6,943	—
Other	(1,315)	1,097	(694)

	260,405	265,590	279,891

INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,861	(7,640)	2,228
INCOME TAX EXPENSE (BENEFIT)	1,698	(2,611)	925

INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,163	(5,029)	1,303
DISCONTINUED OPERATIONS (SEE NOTE 5):
LOSS FROM DISCONTINUED OPERATIONS	(513)	(2,005)	(1,134)
INCOME TAX BENEFIT	(1,790)	—	(468)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	1,277	(2,005)	(666)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	(4,390)	—

NET INCOME (LOSS)	$3,440	$(11,424)	$637

BASIC EARNINGS (LOSS) PER COMMON SHARE:
FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.23	$(0.53)	$0.14
FROM DISCONTINUED OPERATIONS, NET OF TAX	0.13	(0.21)	(0.07)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	(0.46)	—

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.36	$(1.20)	$0.07

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.22	$(0.53)	$0.14
FROM DISCONTINUED OPERATIONS, NET OF TAX	0.13	(0.21)	(0.07)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	(0.46)	—

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.35	$(1.20)	$0.07

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE YEARS ENDED DECEMBER 31, 2003

In thousands	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$2,163	$(5,029)	$1,303
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Deferred income taxes	171	(3,290)	12
Depreciation and amortization	5,208	5,851	5,414
Loss on sale of property, plant and equipment	506	42	41
Impairment of equity investment and advances	—	6,943	—
Unrealized (gain) loss on derivative mark-to-market	(540)	2,232	—
Change in operating assets and liabilities:
Accounts receivable	4,590	13,646	4,597
Inventories	(3,758)	8,531	16,393
Other current assets	(181)	110	(442)
Other noncurrent assets	(573)	(3,689)	44
Accounts payable - trade	(220)	(5,370)	(3,669)
Accrued payroll and employee benefits	496	(132)	(638)
Other current liabilities	1,974	(829)	(293)
Other liabilities	(704)	324	(110)

Net Cash Provided (Used) by Continuing Operations	9,132	19,340	22,652
Net Cash Used by Discontinued Operations	(197)	(1,126)	(564)

Net Cash Provided by Operating Activities	8,935	18,214	22,088

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	56	483	219
Capital expenditures on property, plant and equipment	(2,593)	(4,724)	(4,807)
Purchase of DM&E stock	—	(500)	(800)
Acquisition of business	—	(2,214)	—

Net Cash Used by Investing Activities	(2,537)	(6,955)	(5,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of revolving credit agreement borrowings	(6,000)	(12,000)	(11,500)
Exercise of stock options and stock awards, including tax benefit	951	207	85
Treasury share transactions	—	—	(75)
Repayments of long-term debt	(868)	(54)	(945)

Net Cash Used by Financing Activities	(5,917)	(11,847)	(12,435)

Effect of exchange rate changes on cash	—	19	(43)

Net Increase (Decrease) in Cash and Cash Equivalents	481	(569)	4,222
Cash and Cash Equivalents at Beginning of Year	3,653	4,222	—

Cash and Cash Equivalents at End of Year	$4,134	$3,653	$4,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid	$2,087	$2,791	$3,986

Income Taxes Paid	$773	$749	$713

During 2003, 2002 and 2001, the Company financed certain capital expenditures totaling $521,000, $1,303,000 and $102,000, respectively, through the execution of capital leases.

See Notes to Consolidated Financial Statements.

L. B. Foster Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
for the Three Years Ended December 31, 2003

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
In thousands, except per share data	Stock	Capital	Earnings	Stock	(Loss) Income	Total

Balance, January 1, 2001	$102	$35,306	$45,995	$(4,009)	$(35)	$77,359
Net income			637			637
Other comprehensive loss net of tax:
Foreign currency translation adjustment					(24)	(24)
Minimum pension liability adjustment					(200)	(200)
Cumulative transition adjustment of a change in accounting principle					(48)	(48)
Unrealized derivative losses on cash flow hedges					(589)	(589)

Comprehensive loss						(224)
Issuance of 28,014 Common shares, net of forfeitures		(73)		158		85
Treasury stock purchases of 25,000 shares				(75)		(75)

Balance, December 31, 2001	102	35,233	46,632	(3,926)	(896)	77,145

Net loss			(11,424)			(11,424)
Other comprehensive loss net of tax:
Foreign currency translation adjustment					(17)	(17)
Minimum pension liability adjustment					(434)	(434)
Unrealized derivative losses on cash flow hedges					(686)	(686)
Reclassification adjustment for derivative losses included in net losses					1,222	1,222

Comprehensive loss						(11,339)
Issuance of 58,791 Common shares, net of forfeitures		(90)		297		207

Balance, December 31, 2002	102	35,143	35,208	(3,629)	(811)	66,013

Net income			3,440			3,440
Other comprehensive income net of tax:
Foreign currency translation adjustment					56	56
Minimum pension liability adjustment					28	28
Unrealized derivative gain on cash flow hedges					56	56

Comprehensive income						3,580
Issuance of 213,013 Common shares, net of forfeitures		(125)	(249)	1,325		951

Balance, December 31, 2003	$102	$35,018	$38,399	$(2,304)	$(671)	$70,544

See Notes to Consolidated Financial Statements.

Note 1.
Summary of Significant Accounting Policies

Basis of financial statement presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated. The term “Company” refers to L. B. Foster Company and its subsidiaries, as the context requires.

Cash equivalents

The Company considers securities with maturities of three months or less, when purchased, to be cash equivalents.

Inventories

Inventories are generally valued at the lower of the last-in, first-out (LIFO) cost or market. Approximately 30% in 2003 and 24% in 2002, of the Company’s inventory is valued at average cost or market, whichever is lower. The reserve for slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, and the age of the inventory.

Property, plant and equipment

Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property are capitalized. Upon sale or other disposition of assets, the costs and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

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

Allowance for doubtful accounts

The allowance for doubtful accounts is recorded to reflect the ultimate realization of the Company’s accounts receivable and includes assessment of the probability of collection and the credit-worthiness of certain customers. Reserves for uncollectible accounts are recorded as part of selling and administrative expenses on the Consolidated Statements of Operations. The Company records a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, the Company reviews its accounts receivable aging and calculates an allowance through application of historic reserve factors to overdue receivables. This calculation is supplemented by specific account reviews performed by the Company’s credit department. As necessary, the application of the Company’s allowance rates to specific customers are reviewed and adjusted to more accurately reflect the credit risk inherent within that customer relationship.

Goodwill and other intangible assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 established new accounting and reporting requirements for goodwill and intangible assets, including new measurement techniques for evaluating the recoverability of such assets. Under SFAS 142, all goodwill amortization ceased as of January 1, 2002. Goodwill attributable to each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. As a result of the adoption of SFAS 142, the Company recognized a total pre-tax charge of $4,931,000, of which $3,664,000 related to the Rail products segment (primarily from the 1999 acquisition of CXT Incorporated), and $1,267,000 related to the Construction products segment (from the 1997 acquisition of the Precise Fabricating Corporation). The fair values of these reporting units were determined using discounted cash flows based on the projected financial information of the reporting units. On an ongoing basis (absent any impairment indicators), the Company performs its impairment tests during the fourth quarter. The Company has performed its impairment testing in the fourth quarter of 2002 and 2003 and determined that remaining goodwill was not impaired.

Under SFAS 142, the impairment charge recognized at adoption is reflected as a cumulative effect of a change in accounting principle, effective January 1, 2002. Impairment adjustments recognized on an ongoing basis are recognized as a component of continuing operations.

The carrying amount of goodwill attributable to each segment, after the non-cash charges for the adoption of SFAS 142 at January 1, 2002, is detailed as follows:

	Rail	Construction	Tubular
	Products	Products	Products
in thousands	Segment	Segment	Segment	Total

Balance as of December 31, 2001	$3,664	$1,467	$—	$5,131
Goodwill Impairment-January 1, 2002	(3,664)	(1,267)	—	(4,931)
Goodwill Acquired-Greulich Bridge	—	150	—	150

Balance as of December 31, 2002	—	350	—	350

Goodwill Acquired/Impairment-2003	—	—	—	—

Balance as of December 31, 2003	$—	$350	$—	$350

As required by SFAS 142, the Company reassessed the useful lives of its identifiable intangible assets and determined that no changes were required. As the Company has no indefinite lived intangible assets, all intangible assets will continue to be amortized over their useful lives ranging from 5 to 10 years, with a total weighted average amortization period of less than seven years. The components of the Company’s intangible assets are as follows:

	December 31, 2003		December 31, 2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
in thousands	Amount	Amortization	Amount	Amortization
Licensing agreements	$400	$(151)	$400	$(87)
Non-compete agreements	350	(140)	350	(70)
Patents	200	(74)	200	(54)

Total	$950	$(365)	$950	$(211)

Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $154,000, $155,000 and $61,000, respectively. Future estimated amortization expense is as follows:

Estimated
in thousands	Amortization Expense
For the years ending December 31,
2004	$155
2005	155
2006	155
2007	64
Thereafter	56

Had the Company been accounting for goodwill under SFAS 142 for all periods presented, the Company’s net income (loss) and basic and diluted earnings (loss) per common share for the years ended December 31, 2003, 2002 and 2001 would have been as follows:

In thousands except
per share amounts	2003	2002	2001
Reported net income (loss)	$3,440	$(11,424)	$637
Goodwill amortization, net of tax	—	—	423

Adjusted net income (loss)	$3,440	$(11,424)	$1,060

Basic earnings (loss) per common share:
Reported net income (loss)	$0.36	$(1.20)	$0.07
Goodwill amortization, net of tax	—	—	0.04

Adjusted basic earnings (loss) per common share	$0.36	$(1.20)	$0.11

Diluted earnings (loss) per common share:
Reported net income (loss)	$0.35	$(1.20)	$0.07
Goodwill amortization, net of tax	—	—	0.04

Diluted earnings (loss) per common share	$0.35	$(1.20)	$0.11

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

Revenue recognition

The Company’s revenues are composed of product sales and products and services provided under long-term contracts. The Company recognizes revenue upon shipment of material from stock inventory or upon billing of material shipped directly to the customer from a Company vendor. Title passes to the customer upon shipment. Revenue is reported net of freight for sales from stock inventory and direct shipments. Freight recorded for the years ended December 31, 2003, 2002 and 2001 amounted to $11,674,000, $11,340,000 and $11,332,000, respectively. Revenues from long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. For certain products, the percentage of completion is based upon actual labor and engineering costs to estimated total labor and engineering costs.

As certain long-term contracts extend over one or more years, revisions to estimates of costs and profits are reflected in the accounting period in which the facts that require the revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately on the financial statements. The Company has historically made reasonable accurate estimates of the extent of progress towards completion, contract revenues, and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.

Revenues from contract change orders and claims are recognized when the settlement is probable and the amount can be reasonably estimated. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance. Costs in excess of billings, and billings in excess of costs are classified as a current asset.

Fair value of financial instruments

The Company’s financial instruments consist of accounts receivable, accounts payable, short-term and long-term debt, and interest rate agreements.

The carrying amounts of the Company’s financial instruments at December 31, 2003 and 2002 approximate fair value.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-based compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” (SFAS 148) effective for fiscal years ending after December 31, 2002 and for interim periods beginning after December 15, 2002. This statement amended Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has adopted the disclose-only provisions of SFAS 123, but applies the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized.

The following table illustrates the effect on the Company’s income from continuing operations and earnings per share had compensation expense for the Company’s stock option plans been applied using the method required by SFAS 123.

	Year Ended December 31
In thousands, except per share amounts	2003	2002	2001
Net income (loss) from continuing operations, as reported	$2,163	($5,029)	$1,303
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	256	270	260

Pro forma income (loss) from continuing operations	$1,907	($5,299)	$1,043

Earnings (loss) per share from continuing operations:
Basic, as reported	$0.23	($0.53)	$0.14
Basic, pro forma	$0.20	($0.56)	$0.11
Diluted, as reported	$0.22	($0.53)	$0.14
Diluted, pro forma	$0.20	($0.56)	$0.11

Pro forma information regarding net income and earnings per share for options granted is required by SFAS 123, and has been determined as if the Company had accounted for its employees stock options under the fair value method of SFAS 123. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 3.56%, 4.94% and 5.24%; divided yield of 0.0% for all three years; volatility factors of the expected market price of the Company’s Common stock of .32, .32 and .31; and a weighted-average expected life of the option of ten years. The weighted average fair value options granted at December 31, 2003, 2002, and 2001 was $2.11, $2.75 and $1.91, respectively.

Derivative financial instruments and hedging activities

The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. Effective September 26, 2002, in conjunction with the Company’s debt refinancing, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and has applied mark-to-market accounting prospectively. Adjustments in the fair value of these instruments are recorded as Other (Income) Expense. The Company continues to apply cash flow hedge accounting to the interest rate swap.

At contract inception, the Company designates its derivative instruments as hedges. The Company recognizes all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income, and reclassified, as adjustments to interest expense, as the underlying hedged items affect earnings. To the extent that a change in interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.

The Company is not subject to significant exposures to changes in foreign currency exchange rates.

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2003 presentation. The reclassifications did not affect the net income or cash flows of the Company.

New accounting pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), effective for fiscal years beginning after June 15, 2002. SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. This standard had no impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. This statement supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. This standard had no effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”, (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as revised, was effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied by special purpose entities for the first interim or annual period beginning after December 15, 2003. For other entities, the provisions of FIN 46 must be applied after March 15, 2004. The Company has completed its analysis of FIN 46 and has concluded that there are no variable interest entities for which consolidation is appropriate.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It is effective for all contracts entered into or modified after June 30, 2003, except as stated within the statement, and should be applied prospectively. This statement has not had a material effect on the Company’s consolidated financial statements.

In June 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (SFAS 150). This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. This standard has no impact on the Company’s financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132 (Revised 2003) – “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” (SFAS 132R), that replaces existing FASB disclosure requirements for pensions and other post-retirement benefit plans. SFAS 132R requires companies to provide more complete details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded disclosures, the standard improves information available to investors in interim financial statements. With certain exceptions, SFAS 132R is effective for fiscal years ending after December 15, 2003 and for quarters beginning after December 15, 2003. Accordingly, the Company’s December 31, 2003 footnote disclosure regarding its retirement plans, (See Note 16), has been updated to conform to the requirements of SFAS 132R.

Note 2.
Accounts Receivable

Accounts Receivable at December 31, 2003 and 2002 are summarized as follows:

In thousands	2003	2002
Trade	$35,495	$40,357
Allowance for doubtful accounts	(827)	(1,063)
Other	105	69

	$34,773	$39,363

The decline in current year reserves is the result of the write-off of fully reserved accounts. Bad debt expense (income) was $233,000, $256,000 and $(20,000) in 2003, 2002 and 2001, respectively.

The Company’s customers are principally in the Rail, Construction and Tubular segments of the economy. As of December 31, 2003 and 2002, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:

In thousands	2003	2002
Rail	$11,887	$19,016
Construction	21,714	18,793
Tubular	1,261	1,485

	$34,862	$39,294

Credit is extended on an evaluation of the customer’s financial condition and generally collateral is not required.

Note 3.
Inventories

Inventories at December 31, 2003 and 2002 are summarized as follows:

In thousands	2003	2002
Finished goods	$20,216	$18,827
Work-in-process	7,379	6,343
Raw materials	11,133	9,604

Total inventories at current costs	38,728	34,774

Less:
Current cost over LIFO stated values	(1,234)	(1,249)
Inventory valuation reserve	(600)	(600)

	$36,894	$32,925

At December 31, 2003 and 2002, the LIFO carrying value of inventories for book purposes exceeded the LIFO value for tax purposes by approximately $6,812,000 and $5,082,000, respectively. During 2003 and 2002, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs which were higher than the costs of current purchases. The effect of these reductions in 2003 and 2002 was to increase cost of goods sold by $379,000 and $714,000, respectively. During 2001, liquidation of LIFO layers carried at costs that were lower than current purchases resulted in a decrease to cost of goods sold of $307,000.

Note 4.
Property Held for Resale

Operations at the Tubular segment’s Newport, KY pipe coating facility were suspended in 1998 in response to unfavorable market conditions. In 1999, the Company recorded an impairment loss to reduce these assets to their anticipated market value. The anticipated 2002 sale of these assets, which consist of machinery and equipment, did not materialize. Therefore, during the fourth quarter of 2002, the Company removed the “held for resale” designation of these assets, reclassified them as “in service” and in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, recorded a $765,000 non-cash charge to reflect depreciation not recorded while under the “held for resale” designation. In August 2003, the Company reached an agreement to sell, modify, and install the machinery and equipment and thus has reclassified these assets as “held for resale”. The Company expects to record a gain upon successful installation of this equipment within the first half of 2004.

Note 5.
Discontinued Operations

During the fourth quarter of 2002, the Company started negotiations and committed to a plan to sell the assets related to the Rail segment’s rail signaling and communication device business and recorded a $660,000 non-cash impairment loss to adjust these assets to their fair value. In February 2003, substantially all of the assets of this business were sold for $300,000. The operations of the rail signaling and communication device business qualify as a “component of an entity” under Statement of Financial Accounting Standards No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and thus, the operations have been classified as discontinued, and prior periods have been restated. During the third quarter of 2003, the Company recognized a $1,594,000 income tax benefit from the release of a valuation allowance against foreign net operating losses that were utilized as a result of the liquidation of this subsidiary.

Net sales and income (loss) from discontinued operations were as follows:

In thousands	2003	2002	2001
Net sales	$1	$105	$123

Pretax operating loss	($443)	($1,345)	($1,134)
Pretax provision for the disposal of assets	—	(660)	—
Pretax loss on disposal	(70)	—	—
Income tax benefit	1,790	—	468

Income (loss) from discontinued operations	$1,277	($2,005)	($666)

The 2002 non-cash impairment loss to adjust the assets of the rail signaling and communication device business to fair value was recorded to the following asset classes:

In thousands
Intangibles	$611
Equipment	49

Total impairment loss	$660

The following table details the assets and liabilities in the consolidated balance sheets for the discontinued rail signaling and communication device business:

In thousands	2002
Current Assets
Accounts receivable-net	$1
Inventories-net	118
Other current assets	19

Total Current Assets	138

Other Assets
Property, plant and equipment-net	95
Intangibles-net	101

Total Other Assets	196

Total Assets	334

Current Liabilities
Accounts payable-trade	69
Accrued payroll and employee benefits	1
Other accrued liabilities	4

Total Current Liabilities	74

Net assets of discontinued operations	$260

Note 6.
Property, Plant and Equipment

Property, plant and equipment at December 31, 2003 and 2002 consists of the following:

In thousands	2003	2002
Land	$6,531	$6,541
Improvements to land and leaseholds	7,470	7,438
Buildings	7,582	7,675
Machinery and equipment, including equipment under capitalized leases	48,947	50,188
Construction in progress	284	181

	70,814	72,023

Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	37,679	35,940

	$33,135	$36,083

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 amounted to $5,054,000, $5,696,000 and $5,353,000, respectively.

Note 7.
Other Assets and Investments

The Company holds investments in the stock of the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), which is recorded at its historical cost at December 31, 2003 and 2002 of $8,993,000. This investment is comprised of $193,000 of DM&E Common stock, $1,500,000 of DM&E Series B Preferred Stock and Common stock warrants, $6,000,000 in DM&E Series C Preferred Stock and Common stock warrants, $800,000 in DM&E Series C1 Preferred Stock and Common stock warrants, and $500,000 in DM&E Series D Preferred Stock and Common stock warrants. The Company accrued dividend income on these issuances of $990,000, $1,114,000 and $881,000 in 2003, 2002 and 2001, respectively. The Company had a receivable for accrued dividend income on these issuances of $4,715,000, $3,725,000 and $2,611,000 in 2003, 2002 and 2001, respectively. The Company owns approximately 13.6% of the DM&E. Although the market value of the investments in DM&E stock are not readily determinable, management believes the fair value of this investment exceeds its carrying amount.

In 2002, the Company recognized an impairment loss of $6,943,000 on its investment in and advances to a specialty trackwork supplier. In the third quarter of 2003, the Company exchanged its ownership interest and advances to this supplier for a $5,500,000 promissory note from the supplier’s owner, with principal and accrued interest to be repaid beginning in January 2008. The value of this note and the accrued interest has been fully reserved and no gain or loss was recorded on this transaction. The Company’s proportionate share of the unaudited financial results for this investment was immaterial for the years ended December 31, 2003, 2002 and 2001.

Note 8.
Borrowings

On September 26, 2002, the Company entered into a credit agreement with a syndicate of three banks led by PNC Bank, N.A. The agreement provides for a revolving credit facility of up to $60,000,000 in borrowings to support the Company’s working capital and other liquidity requirements. The revolving credit facility, which matures in September 2005, is secured by substantially all of the inventory and trade receivables owned by the Company. Availability under the agreement is limited by the amount of eligible inventory and accounts receivable, applied against certain advance rates. Borrowings under the credit facility bear interest at either the base rate or the LIBOR rate plus an applicable spread based on the fixed charge coverage ratio. The base rate is equal to the higher of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranges from 0 to .50%, and the LIBOR spread ranges from 1.75% to 2.50%. Base-rate loans are structured as revolving borrowings, whereby the Company’s lockbox receipts are immediately applied against any outstanding borrowings. The Company classifies base-rate borrowings as short-term obligations, in accordance with current accounting requirements. At December 31, 2003 and 2002, no base-rate loans were outstanding.

The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated capital expenditures. The agreement also restricts investments, indebtedness, and sale of certain assets. As of December 31, 2003, the Company was in compliance with all the agreement’s covenants.

At December 31, 2003, 2002 and 2001, the weighted average interest rate on short-term borrowings was 2.92%, 3.84% and 5.41%, respectively. At December 31, 2003, the Company had borrowed $17,000,000 under the agreement, which was classified as long-term (See Note 9). Under the agreement, the Company had approximately $19,829,000 in unused borrowing commitment at December 31, 2003.

Note 9.
Long-Term Debt and Related Matters

Long-term debt at December 31, 2003 and 2002 consists of the following:

In thousands	2003	2002
Revolving credit agreement with weighted average interest rate of 2.92% at December 31, 2003 and 3.84% at December 31, 2002, expiring September 26, 2005	$17,000	$23,000

Lease obligations payable in installments through 2012 with a weighted average interest rate of 6.56% at December 31, 2003 and 7.33% at December 31, 2002	1,615	1,897

Massachusetts Industrial Revenue Bond with an average interest rate of 1.20% at December 31, 2003 and 1.58% at December 31, 2002, payable March 1, 2013	2,045	2,045

Pennsylvania Economic Development Financing Authority Tax Exempt Pooled Bond payable in installments from 2005 through 2021 with an average interest rate of 1.20% at December 31, 2003 and 1.63% at December 31, 2002	400	400

Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund Payable in installments through 2009 with a fixed interest rate of 3.75%	409	474

	21,469	27,816
Less current maturities	611	825

	$20,858	$26,991

The $17,000,000 LIBOR rate revolving credit borrowings included in long-term debt were obtained under the revolving loan agreement discussed in Note 8 and are subject to the same terms and conditions. The borrowings are classified as long-term because the Company does not anticipate reducing the borrowings below $17,000,000 during 2004.

The Massachusetts Industrial Revenue Bond is secured by a $2,085,000 standby letter of credit.

The Pennsylvania Economic Development Financing Authority Tax-Exempt Pooled Bond is secured by a $410,000 standby letter of credit.

The Company uses interest rate collars to manage interest rate exposure on variable rate debt. The Company has a LIBOR-based interest rate collar agreement, which became effective in March 2001 and expires in March 2006, with a notional value of $15,000,000, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the collar agreement has the option, on March 6, 2005, to convert the $15,000,000 collar to a one-year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The Company also has a LIBOR-based interest rate collar agreement, which became effective in April 2001 and expires in April 2006, with a notional value of $10,000,000, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counter-party to the collar agreement has the option, on April 18, 2004, to convert the $10,000,000 collar to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. Other income for 2003 includes $540,000 related to the mark-to-market accounting for these derivative instruments. The Company’s current credit agreement, as discussed in Note 8, discontinued the hedging relationship of the Company’s interest rate collars with the underlying debt instrument. Although these derivatives are not deemed to be effective hedges of the credit facility, in accordance with the provisions of SFAS 133, the Company has retained these instruments as protection against interest rate risk associated with the credit agreement and the Company will continue to record the mark-to-market adjustments on the interest rate collars, through 2006, in its consolidated income statement.

The Company also has an interest rate swap agreement related to variable rate borrowings, which expires in December 2004, has a notional value of $1,778,000 at December 31, 2003, and is designed to fix the total interest rate at 7.42%. The Company is obligated to pay additional interest on the swap if LIBOR exceeds 7.249%. The fair value of the swap at December 31, 2002 is a $75,000 liability and is classified within other long-term liabilities on the Consolidated Balance Sheets. At the current fair value based on prevailing interest rates as of December 31, 2003, the $45,000 of other comprehensive loss related to this derivative, which is net of tax, will be reclassified into earnings as the underlying hedged items affect earnings, over the term of the agreement.

The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 2003 are as follows: 2004-$611,000; 2005-$17,471,000; 2006-$441,000; 2007-$180,000; 2008 and after-$2,766,000.

Note 10.
Stockholders’ Equity

At December 31, 2003 and 2002, the Company had authorized shares of 20,000,000 in Common stock and 5,000,000 in Preferred stock. No Preferred stock has been issued. The Common stock has a par value of $.01 per share. No par value has been assigned to the Preferred stock.

The Company’s Board of Directors has authorized the purchase of up to 1,500,000 shares of its Common stock at prevailing market prices. As of December 31, 2003, the Company had repurchased 973,398 shares at a total cost of approximately $5,016,800. No purchases were made in 2003 or 2002. The timing and extent of future purchases will depend on market conditions and options available to the Company for alternative uses of its resources.

No cash dividends on Common stock were paid in 2003, 2002 or 2001.

Note 11.
Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2003 and 2002, are as follows:

In thousands	2003	2002
Unrealized derivative losses on cash flow hedges	$(45)	$(101)
Foreign currency translation adjustment	—	(56)
Minimum pension liability adjustment	(626)	(654)

	$(671)	$(811)

Note 12.
Stock Options

The Company has two stock option plans currently in effect under which future grants may be issued: The 1985 Long-Term Incentive Plan (1985 Plan) and the 1998 Long-Term Incentive Plan for Officers and Directors (1998 Plan).

The 1985 Plan, as amended and restated in March 1994, provides for the award of options to key employees and directors to purchase up to 1,500,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. The 1998 Plan amended and restated in May 2001, provides for the award of options to key employees and directors to purchase up to 900,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. Both Plans provide for the granting of “nonqualified options” and “incentive stock options” with a duration of not more than ten years from the date of grant. The Plans also provide that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant. Stock to be offered under the Plans may be authorized from unissued Common stock or previously issued shares which have been reacquired by the Company and held as a Treasury shares. At December 31, 2003, 2002 and 2001, Common stock options outstanding under the Plans had option prices ranging from $2.75 to $6.00, with a weighted average price of $4.35, $4.27 and $4.05 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding for the three years ended December 31, 2003 are: 2003-6.2 years; 2002-6.4 years; and 2001-6.7 years.

Options for 201,160 shares were exercised during 2003 and 55,500 shares were exercised during 2002, with a weighted average exercise price of $3.66 and $3.45, respectively. No options were exercised in 2001.

Certain information for the three years ended December 31, 2003 relative to employee stock options is summarized as follows:

	2003	2002	2001
Number of shares under Incentive Plan:
Outstanding of beginning of year	1,535,500	1,402,750	1,187,500
Granted	45,000	251,500	356,000
Canceled	(18,625)	(63,250)	(140,750)
Exercised	(201,160)	(55,500)	—

Outstanding at end of year	1,360,715	1,535,500	1,402,750

Exercisable at end of year	1,026,715	1,040,500	916,250

Number of shares available for future grant:
Beginning of year	182,550	370,800	136,050

End of year	156,175	182,550	370,800

Note 13.
Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

In thousands, except	Years ended December 31,
per share amounts	2003	2002	2001
Numerator for basic and diluted earnings per common share- net income (loss) available to common stockholders:
Income (loss) from continuing operations	$2,163	$(5,029)	$1,303
Income (loss) from discontinued operations	1,277	(2,005)	(666)
Cumulative effect of change in accounting principle	—	(4,390)	—

Net income (loss)	$3,440	$(11,424)	$637

Denominator:
Weighted average shares	9,588	9,494	9,429

Denominator for basic earnings per common share	9,588	9,494	9,429
Effect of dilutive securities:
Contingent issuable shares	1	13	44
Employee stock options	159	140	34

Dilutive potential common shares	160	153	78
Denominator for diluted earnings per common share-adjusted weighted average shares and assumed conversions	9,748	9,647	9,507

Basic earnings (loss) per share:
Continuing operations	$0.23	$(0.53)	$0.14
Discontinued operations,	0.13	(0.21)	(0.07)
Cumulative effect of change in accounting principle	—	(0.46)	—

Basic earnings (loss) per common share	$0.36	$(1.20)	$0.07

Diluted earnings (loss) per share:
Continuing operations	$0.22	$(0.53)	$0.14
Discontinued operations,	0.13	(0.21)	(0.07)
Cumulative effect of change in accounting principle	—	(0.46)	—

Diluted earnings (loss) per common share	$0.35	$(1.20)	$0.07

In 2002, the Company did not include dilutive securities in the calculation of weighted average common shares because of their anti-dilutive effect due to the net loss incurred.

Weighted average shares issuable upon the exercise of stock options which were antidilutive and were not included in the calculation were 324,000, 352,000 and 684,000 in 2003, 2002 and 2001, respectively.

Note 14.
Income Taxes

At December 31, 2003 and 2002, the tax benefit of net operating loss carryforwards available for federal, foreign and state income tax purposes was approximately $1,497,000 and $2,666,000, respectively. During 2003, the valuation allowance related to these net operating loss carryforwards was adjusted from $1,974,000 to $395,000. As a result of the liquidation of its foreign rail signaling and communication device business, the Company was able to utilize $1,594,000 in net operating losses from this operation, and adjusted the valuation allowance accordingly. The valuation allowance was also increased by $15,000 to reflect the uncertainty regarding the Company’s ability to utilize certain state net operating loss carryforwards. During 2003, the Company formally disposed of its investment in a trackwork supplier, resulting in a $984,000 capital loss. Due to the uncertainty of the Company’s ability to generate capital gains to utilize the entire loss, the Company increased the valuation allowance related to this asset in 2003 from $667,000 to $960,000. For the year ended December 31, 2003, the Company recognized a tax benefit of $165,000 for a deduction that the Company will receive on non-qualified stock option exercises. The Company recorded this benefit as an increase to additional paid-in-capital. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows:

In thousands	2003	2002
Deferred tax liabilities:
Depreciation	$3,653	$4,195
Inventories	1,749	1,474

Total deferred tax liabilities	5,402	5,669

Deferred tax assets:
Accounts receivable	320	362
Charitable contribution carryforwards	158	—
Net operating loss carryforwards	1,497	2,666
Minimum pension liability	491	453
Derivative instruments	29	70
Loss on investment	984	667
Writedown of advances	1,824	1,824
Goodwill	485	541
Other-net	1,075	2,006

Total deferred tax assets	6,863	8,589
Valuation allowance for deferred tax assets	1,355	2,641

Deferred tax assets	5,508	5,948

Net deferred tax asset	$106	$279

Significant components of the provision for income taxes from continuing operations are as follows:

In thousands	2003	2002	2001
Current:
Federal	$1,511	$615	$757
State	16	64	156

Total Current	1,527	679	913

Deferred:
Federal	104	(2,904)	(2)
State	67	(386)	14

Total deferred	171	(3,290)	12

Total income tax expense	$1,698	$(2,611)	$925

The reconciliation of income tax from continuing operations computed at statutory rates to income tax expense (benefit) is as follows:

	2003	2002	2001
Statutory rate	34.0%	(34.0)%	34.0%
State income tax	2.1	(2.6)	11.8
Nondeductible expenses	2.8	(1.9)	1.8
Other	5.1	4.3	(6.1)

	44.0%	(34.2)%	41.5%

The 2002 rate was affected by the $667,000 valuation allowance recorded against the impairment of the Company’s equity investment in a trackwork supplier, mentioned above. Excluding this allowance, the Company’s 2002 effective tax rate would have been 43%.

Note 15.
Rental and Lease Information

The Company has capital and operating leases for certain plant facilities, office facilities, and equipment. Rental expense for the years ended December 31, 2003, 2002, and 2001 amounted to $3,783,000, $4,008,000 and $4,145,000, respectively.

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2003:

	Capital	Operating
In thousands	Leases	Leases
Year ending December 31,
2004	$629	$3,032
2005	436	1,692
2006	381	1,532
2007	106	509
2008 and thereafter	317	777

Total minimum lease payments	1,869	$7,542
Less amount representing interest	254

Total present value of minimum payment	1,615
Less current portion of such obligations	544

Long-term obligations with interest rates ranging from 5.19% to 11.42%	$1,071

Assets recorded under capital leases are as follows:

In thousands	2003	2002
Machinery and equipment at cost	$2,686	$3,029
Buildings	399	399
Land	219	219

	3,304	3,647
Less accumulated amortization	997	1,371

Net property, plant and equipment	2,307	2,276

Net prepaid expenses	68	77

Net capital lease assets	$2,375	$2,353

Note 16.
Retirement Plans

Substantially all of the Company’s hourly paid employees are covered by one of the Company’s noncontributory, defined benefit plans and a defined contribution plan. Substantially all of the Company’s salaried employees are covered by a defined contribution plan established by the Company.

The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plans, with the accrued pension cost in other non-current liabilities in the Company’s balance sheets:

In thousands	2003	2002
Changes in benefit obligation:
Benefit obligation at beginning of year	$2,955	$2,668
Service cost	59	54
Interest cost	196	183
Actuarial losses (gains)	216	151
Benefits paid	(117)	(101)

Benefit obligation at end of year	$3,309	$2,955

Change to plan assets:
Fair value of assets at beginning of year	$1,640	$2,013
Actual gain (loss) on plan assets	288	(380)
Employer contribution	346	108
Benefits paid	(117)	(101)

Fair value of assets at end of year	$2,157	$1,640

Funded status	$(1,152)	$(1,315)
Unrecognized actuarial loss	1,152	1,151
Unrecognized net transition asset	(35)	(45)
Unrecognized prior service cost	44	53

Accrued benefit cost	$9	$(156)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(1,152)	$(1,315)
Intangible asset	44	53
Accumulated other comprehensive loss	1,117	1,106

Net amount recognized	$9	$(156)

The Company’s funding policy for defined benefit plans is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. Net periodic pension costs for the three years ended December 31, 2003 are as follows:

In thousands	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$59	$54	$75
Interest cost	196	183	175
Actual (gain) / loss on plan assets	(288)	380	328
Amortization of prior service cost	8	(9)	(9)
Recognized net actuarial gain / (loss)	206	(519)	(531)

Net periodic benefit cost	$181	$89	$38

Assumptions used to measure the projected benefit obligation and develop net periodic pension costs for the three years ended December 31, 2003 were:

	2003	2002	2001
Assumed discount rate	6.25%	6.75%	7.00%

Expected rate of return on plan assets	7.75%	7.75%	8.00%

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

In thousands	2003	2002	2001
Projected benefit obligation	$3,309	$2,955	$2,668
Accumulated benefit obligation	3,309	2,955	2,668
Fair value of plan assets	2,157	1,640	2,013

The hourly plan assets consist primarily of various fixed income and equity investments. The asset allocations at December 31, 2003 and 2002, by asset category, are as follows:

	2003	2002
Asset Category:
Cash and cash equivalents	15%	7%
Fixed Income Funds	34	36
Equities	51	57

Total	100%	100%

The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and equivalents, bonds, preferred stocks and common stocks. The acceptable ranges of asset mix to meet the investment objectives are: 0% to 10% in cash and equivalents; 30% to 50% in fixed income instruments; and 50% to 70% in equities. The Company changed investment firms in the latter half of 2003, which resulted in a temporary investment of 15% in cash and equivalents at December 31, 2003.

The Company expects to contribute $360,000 to its defined benefit plan in 2004.

The following benefit payments are expected to be paid:

Pension
In thousands	Benefits
2004	$122
2005	129
2006	128
2007	131
2008	136
Years 2009-2013	829

The Company’s defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute from 2% to 15% of their annual compensation and receive a matching employer contribution up to 3% of their annual compensation.

Further, the plan requires an additional matching employer contribution, based on the ratio of the Company’s pretax income to equity, up to 3% of the employee’s annual compensation. Additionally, the Company contributes 1% of all salaried employees’ annual compensation to the plan without regard for employee contribution. The Company may also make discretionary contributions to the plan. The defined contribution plan expense was $691,000 in 2003, $373,000 in 2002, and $558,000 in 2001.

Note 17.
Commitments and Contingent Liabilities

The Company is subject to laws and regulations relating to the protection of the environment, and the Company’s efforts to comply with increasingly stringent environmental regulations may have an adverse effect on the Company’s future earnings. In the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, results of operations, competitive position, or capital expenditures of the Company.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition or liquidity of the Company. Although the resolution in any reporting period of one or more of these matters could have a material effect on the Company’s results of operations for that period.

At December 31, 2003, the Company had outstanding letters of credit of approximately $2,752,000.

Note 18.
Risks and Uncertainties

The Company’s future operating results may be affected by a number of factors. Deteriorating market conditions could have a material adverse impact on any of the Company’s operating segments. The Company is dependent upon a number of major suppliers. If a supplier had operational problems or ceased making material available to the Company, operations could be adversely affected.

Specialty trackwork sales of the Company’s Rail segment depend primarily on one supplier. In 2002, the Company wrote off its $1,893,000 investment and $5,050,000 of advances related to this supplier. In the third quarter of 2003, the Company exchanged its 30% ownership interest and advances to this supplier for a $5,500,000 promissory note from the supplier’s owner, with principal and accrued interest to be repaid beginning in January 2008. The value of this note has been fully reserved and no gain or loss was recorded on this transaction. During 2003, 2002 and 2001, the volume of business the supplier conducted with the Company was approximately $8,357,000, $13,432,000, and $13,583,000, respectively. The Company expects its future sales volume in this market to continue to decline. If this supplier is unable to perform, it could have a further negative impact on earnings and cash flows.

The Company has an exclusive agreement with a steel mill to distribute steel sheet piling in North America. Although sheet piling production commenced in 2001, the supply of product from this mill remains inconsistent.

The Company’s CXT Rail operation and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. The Company had a five year contract with this Class I railroad which provided for minimum quantities of concrete ties per contract year which expired in September 2003. Although the contract has not been renewed, the railroad has agreed in principle to continue to purchase its concrete tie needs from the Company without monthly minimums through October 2004.

Governmental actions concerning taxation, tariffs, the environment or other matters could impact the operating results of the Company. The Company’s businesses could be affected adversely by continued price increases in the steel scrap market. The Company’s operating results may also be affected by adverse weather conditions.

Note 19.
Business Segments

L.B.Foster Company is organized and evaluated by product group, which is the basis for identifying reportable segments.

The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.

The Company’s Rail segment provides a full line of new and used rail, trackwork and accessories to railroads, mines and industry. The Rail segment also designs and produces concrete ties, insulated rail joints, power rail, track fasteners, coverboards and special accessories for mass transit and other rail systems. The Company’s former rail signaling and communication business, Foster Technologies, was classified as a discontinued operation on December 31, 2002. Prior period results were adjusted to reflect this classification. See Note 5, “Discontinued Operations.”

The Company’s Construction segment sells and rents steel sheet piling, H-bearing pile, and other piling products for foundation and earth retention requirements. In addition, the Company’s Fabricated Products division sells bridge decking, heavy steel fabrications, expansion joints and other products for highway construction and repair. The Geotechnical division designs and supplies mechanically-stabilized earth wall systems while the Buildings division produces precast concrete buildings.

The Company’s Tubular segment supplies pipe coatings for pipelines and utilities. Additionally, this segment produces pipe-related products for special markets, including water wells and irrigation.

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

	2003
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
In thousands	Sales	Profit	Assets	Amortization	Assets
Rail Products	$126,781	$1,844	$43,341	$2,489	$550
Construction Products	121,571	1,466	49,093	1,850	1,683
Tubular Products	15,914	1,999	7,199	309	460

Total	$264,266	$5,309	$99,633	$4,648	$2,693

	2002
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
In thousands	Sales	Profit/(Loss)	Assets	Amortization	Assets
Rail Products	$128,249	$(1,511)	$57,475	$2,429	$909
Construction Products	116,748	1,007	44,385	1,719	4,705
Tubular Products	12,953	714	6,243	350	1,149

Total	$257,950	$210	$108,103	$4,498	$6,763

	2001
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
In thousands	Sales	Profit/(Loss)	Assets	Amortization	Assets
Rail Products	$145,054	$(3,122)	$71,083	$3,001	$1,750
Construction Products	115,600	1,807	49,018	1,617	2,526
Tubular Products	21,055	2,850	8,236	603	263

Total	$281,709	$1,535	$128,337	$5,221	$4,539

During 2003 and 2001, no single customer accounted for more than 10% of consolidated net sales. One customer accounted for more than 11% of consolidated net sales in 2002. Sales between segments are immaterial.

Reconciliations of reportable segment net sales, profit, assets, depreciation and amortization, and expenditures for long-lived assets to the Company’s consolidated totals are illustrated as follows:

In thousands	2003	2002	2001
Net Sales from Continuing Operations
Total for reportable segments	$264,266	$257,950	$281,709
Other net sales	—	—	410

	$264,266	$257,950	$282,119

Income (Loss) from Continuing Operations
Total for reportable segments	$5,309	$210	$1,535
Adjustment of inventory to LIFO	15	84	357
Unallocated other income (expense)	1,315	(8,040)	694
Other unallocated amounts	(2,778)	106	(358)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$3,861	$(7,640)	$2,228

Assets
Total for reportable segments	$99,633	$108,103	$128,337
Unallocated corporate assets	25,156	20,429	25,556
LIFO and market value of inventory reserves	(1,834)	(1,849)	(1,933)
Unallocated property, plant and equipment	8,204	6,967	6,934
Net assets of discontinued operations	—	334	1,148

Total assets	$131,159	$133,984	$160,042

Depreciation/Amortization
Total reportable for segments	$4,648	$4,498	$5,221
Other	560	1,353	193

	$5,208	$5,851	$5,414

Expenditures for Long-Lived Assets
Total for reportable segments	$2,693	$6,763	$4,539
Expenditures included in acquisition of business	—	(1,025)	—
Expenditures financed under capital leases	(521)	(1,303)	(102)
Other expenditures	421	289	370

	$2,593	$4,724	$4,807

Approximately 97% of the Company’s total net sales during 2003 were to customers in the United States, and a majority of the remaining sales were to other North American countries.

The Company’s long-lived assets are located in the United States.

Note 20.
Restructuring, Impairment, and Other Non-Recurring Charges

No restructuring, impairment, or other non-recurring charges were recorded in 2003.

An expected sale of the Company’s Newport, KY pipe coating assets did not materialize and resulted in a fourth quarter 2002 non-cash charge of $765,000. The charge represented depreciation expense that had been suspended while these assets were classified as held for resale.

Also during the fourth quarter of 2002, the Company started negotiations and committed to a plan to sell the assets related to its rail signaling business. The Company recorded a $660,000 non-cash impairment loss to adjust these assets to their fair value. The operations of the rail signaling business qualified as a “component of an entity” and thus, were classified as discontinued operations in 2002. See Note 5, “Discontinued Operations.”

Both of these transactions were recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Other non-cash charges that were recorded in 2002 included: $6,943,000 impairment of the Company’s investment in and advances to its principal specialty trackwork supplier; $4,390,000 (net of tax) from the cumulative effect of a change in accounting principle, as a result of the adoption of Statement of Financial

Accounting Standards No. 142, “Goodwill and Other Intangible Assets”; and $2,232,000 related to mark-to-market accounting for derivative instruments, as a result of the Company entering into a new credit agreement, which discontinued the hedging relationship of the Company’s interest rate collars with the underlying debt instrument.

A two-year plan to improve the Company’s financial performance by consolidating sales and administrative functions, and plant operations was implemented during 2001 and 2000. Results for 2001 included pretax charges of $1,879,000 related to the plan. These charges consisted of employee severances and facility exit costs of $845,000; asset impairments of $606,000; and other related costs of $428,000.

Costs associated with the consolidation of sales and administrative functions were charged to selling and administrative expense, while costs associated with the consolidation of plant operations, including substantially all impairment charges, were included in cost of sales, on the Company’s Consolidated Statements of Operations. Substantially all components of the restructuring charges were paid in the period incurred.

Note 21.
Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2003 and 2002 is presented below:

	2003
	First	Second	Third	Fourth
In thousands except per share amounts	Quarter(1)	Quarter	Quarter(2)	Quarter	Total
Net sales	$59,519	$75,796	$75,802	$53,149	$264,266

Gross profit	$6,933	$9,196	$9,541	$6,062	$31,732

Income (loss) from continuing operations	$64	$1,123	$1,379	$(403)	$2,163

(Loss) income from discontinued operations	$(230)	$(37)	$1,546	$(2)	$1,277

Net (loss) income	$(166)	$1,086	$2,925	$(405)	$3,440

Basic (loss) earnings per common share:
From continuing operations	$0.01	$0.12	$0.14	$(0.04)	$0.23
From discontinued operations	$(0.02)	$0.--	$0.16	$0.--	$0.13

Basic (loss) earnings per common share	$(0.02)	$0.11	$0.30	$(0.04)	$0.36

Diluted (loss) earnings per common share:
From continuing operations	$0.01	$0.12	$0.14	$(0.04)	$0.22
From discontinued operations	$(0.02)	$0.--	$0.16	$0.--	$0.13

Diluted (loss) earnings per common share	$(0.02)	$0.11	$0.30	$(0.04)	$0.35

(1) Discontinued operations results include the finalized sale of certain assets and liabilities and charges taken primarily related to severance and a lease termination of the Foster Technologies subsidiary. (2) The results from discontinued operations include the release of a $1,594,000 valuation allowance against foreign net operating losses that will be utilized as a result of the liquidation of the Foster Technologies subsidiary.

	2002
	First	Second	Third	Fourth
In thousands except per share amounts	Quarter(1)	Quarter	Quarter(2)(3)	Quarter(4)(5)(6)	Total
Net sales	$63,173	$70,806	$66,965	$57,006	$257,950

Gross profit	$6,795	$8,700	$8,344	$5,628	$29,467

Income (loss) from continuing operations	$28	$1,063	$(2,445)	$(3,675)	$(5,029)

Loss from discontinued operations	$(317)	$(332)	$(302)	$(1,054)	$(2,005)

Cumulative effect of change in accounting principle	$(4,390)	$--	$--	$--	$(4,390)

Net (loss) income	$(4,679)	$731	$(2,747)	$(4,729)	$(11,424)

Basic and diluted (loss) earnings per common share:
From continuing operations	$0.--	$0.11	$(0.26)	$(0.39)	$(0.53)
From discontinued operations	$(0.03)	$(0.03)	$(0.03)	$(0.11)	$(0.21)
From cumulative effect of change in accounting principle	$(0.46)	$0.--	$0.--	$0.--	$(0.46)

Basic and diluted (loss) earnings per common share	$(0.50)	$0.08	$(0.29)	$(0.50)	$(1.20)

(1)During the third quarter of 2002, the Company completed its goodwill impairment testing required by the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and recorded a $4,390,000 non-cash charge. In accordance with this standard, this charge was recognized as the cumulative effect of a change in accounting principle as of the date of adoption, January 1, 2002 and accordingly, previously recorded amounts were restated to reflect the adoption of this standard. (2) Includes a non-cash charge of $2,260,000 related to the mark-to-market accounting for derivative instruments as a result of the Company entering into a new credit agreement late in the third quarter, which discontinued the hedging relationship of the Company’s interest rate collars with the underlying debt instrument. (3) Includes a $1,793,000 “other than temporary” impairment charge related to the Company’s equity investment in its principal specialty trackwork supplier. (4) Includes a $5,050,000 write-down of uncollectible advances made to the Company’s principal specialty trackwork supplier and the remaining $100,000 balance in its equity investment. (5) Includes a $765,000 charge for depreciation expense that had been suspended while the Company’s Newport, KY pipe-coating assets were classified as held for resale. (6) During the fourth quarter, the Company committed to a plan to sell the assets related to its rail signaling business and recorded a $660,000 impairment loss to adjust the assets to their expected realizable value. Accordingly, this business was reclassified as a discontinued operation and prior periods’ continuing operations were restated by the amount reflected as discontinued operations.

REPORT OF INDEPENDENT AUDITORS AND RESPONSIBILITY FOR FINANCIAL STATEMENTS

The Board of Directors and Stockholders
L. B. Foster Company

We have audited the accompanying consolidated balance sheets of L. B. Foster Company and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, common stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule included in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion in these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No 142, Goodwill and Other Intangibles.

/s/Ernst & Young, LLP
Pittsburgh, Pennsylvania
January 23, 2004

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

The Company maintains a system of internal accounting control designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. Underlying the concept of reasonable assurance is the evaluation of the costs and benefits derived from control. This evaluation requires estimates and judgments by the Company. The Company believes that its internal accounting controls provide an appropriate balance between costs and benefits.

The Board of Directors pursues its oversight role with respect to the financial statements through the Audit Committee which is comprised of outside directors. The Audit Committee meets periodically with management, the internal audit department and our independent auditors to discuss the adequacy of the internal accounting control, the quality of financial reporting and the nature, extent and results of the audit effort. Both the internal audit department and the independent auditors have free access to the Audit Committee.

/s/Stan L. Hasselbusch

Stan L. Hasselbusch
President and
Chief Executive Officer

/s/David J. Russo

David J. Russo
Senior Vice President,
Chief Financial Officer
and Treasurer

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a)	As of the end of the period covered by this report, L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a – 15(e) and 15d – 15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company’s periodic SEC filings.

b)	There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to instruction G(3) to Form 10-K, the information required by Item 10 with respect to the Directors of the Company set forth under the heading “Directors” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

The information required by Item 10 with respect to the Executive Officers of the Company has been included in Part I of this Form 10-K (as Item 4A) in reliance on Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Pursuant to instruction G(3) to Form 10-K, information concerning the independence of our Audit Committee and audit committee financial expert disclosure set forth under the heading “Audit Committee Financial Expert” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, the information concerning compliance with Section 16(a) of the Securities Act of 1933 by officers and directors of the Company set forth under the heading entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Information regarding our Code of Ethics set forth under the caption “Code of Ethics” in Item 4A of Part I of this Form 10-K is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under “Executive Compensation” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under “Ownership of Securities by Management” and “Principal Stockholders” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under “Certain Transactions” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Principal Accountant Fees and Services” in the 2004 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements

The following consolidated financial statements, accompanying notes and Report of Independent Auditors in the Company’s Annual Report to Stockholders for 2003 have been included in Item 8 of this Report:

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

2.	Financial Statement Schedule

Schedules for the Three Years Ended December 31, 2003, 2002 and 2001:

II – Valuation and Qualifying Accounts.

The remaining schedules are omitted because of the absence of conditions upon which they are required.

3.	Exhibits

The Exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:

3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2	Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002.

4.0	Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

4.0.1	Amended Rights agreement dated as of May 14, 1998 between L. B. Foster Company and American Stock Transfer & Trust Company, filed as Exhibit 4.0.1 to Form 10-Q for the quarter ended March 31, 2003.

	4.0.2	Revolving Credit and Security Agreement dated as of September 26, 2002, between L. B. Foster Company and PNC Bank, N.A., filed as Exhibit 4.0.2 to Form 10-Q for the quarter ended September 30, 2002.

	4.0.3	First Amendment to Revolving Credit and Security Agreement dated September 8, 2003, between the Registrant and PNC Bank, N.A., filed as Exhibit 4.0.3 to Form 10-Q for the quarter ended September 30, 2003.

	10.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 1999.

	10.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 1999.

	10.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

*	10.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC.

	10.13	Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1999.

	10.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2002.

	10.15	Lease between CXT Incorporated and Union Pacific Railroad Company, dated February 13, 1998, and filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1999.

*	10.15.1	Renewal Rider for lease between CXT Incorporated, Union Pacific Railroad Company and Nevada Railroad Materials, Inc., dated December 17, 2003.

*	10.15.2	Renewal Rider for lease between CXT Incorporated and Union Pacific Railroad Company dated December 17, 2003.

	10.17	Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, and filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2002.

	10.19	Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL, dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

	10.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.2 to Form 10-K for the year ended December 31, 2000.

	10.20	Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

	10.21	Stock Purchase Agreement, dated June 3, 1999 by and among the Registrant and the shareholders of CXT Incorporated, filed as Exhibit 10.0 to Form 8-K on July 14, 1999.

	10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of February 26, 1997, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended March 31, 2003. **

	10.34	Amended and Restated 1998 Long-Term Incentive Plan as of February 2, 2001, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2000. **

*	10.45	Medical Reimbursement Plan effective January 1, 2004. **

	10.46	Leased Vehicle Plan as amended and restated on October 16, 2002, filed as Exhibit 10.46 to Form 10-Q for the quarter ended September 30, 2002. **

	10.51	Supplemental Executive Retirement Plan, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2002. **

	10.52	Outside Directors’ Stock Award Plan, filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2002. **

	10.53	Directors’ resolutions dated May 13, 2003, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 10-Q for the quarter ended June 30, 3003. **

*	10.54	Amended and Restated Management Incentive Compensation Plan for 2003. **

*	10.55	Management Incentive Compensation Plan for 2004. **

	19	Exhibits marked with an asterisk are filed herewith.

*	23	Consent of Independent Auditors.

*	31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

	**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

(b)	Reports on Form 8-K

On April 23, 2003, the Registrant filed a current report on Form 8-K under Item 9 FD disclosure announcing first quarter results.

On July 23, 2003, the Registrant filed a current report on Form 8-K under Item 9 FD disclosure announcing second quarter results.

On October 21, 2003, the Registrant filed a current report on Form 8-K under Item 12 announcing third quarter results.

On January 28, 2004, the Registrant filed a current report on Form 8-K under Item 12 announcing fourth quarter and year-end results.

L. B. FOSTER COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(In Thousands)

		Additions
	Balance at	Charged to						Balance
	Beginning	Costs and						at End
	of Year	Expenses		Other	Deductions			of Year
2003
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,062		$233	$		$468	(1)	$827

Provision for decline in market value of inventories	$600	$		$	$			$600

Not deducted from assets:
Provision for special termination benefits	$229		$14	$		$80	(2)	$163

Provision for environmental compliance & remediation	$325		$52	$		$52	(2)	$325

2002
Deducted from assets to which they apply:
Allowance for doubtful accounts	$812		$256	$		$6	(1)	$1,062

Provision for decline in market value of inventories	$600	$		$	$			$600

Not deducted from assets:
Provision for special termination benefits	$388		$169	$		$328	(2)	$229

Provision for environmental compliance & remediation	$340		$47	$		$62	(2)	$325

2001
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,564		$(20)	$		$732	(1)	$812

Provision for decline in market value of inventories	$600	$		$	$			$600

Not deducted from assets:
Provision for special termination benefits	$391		$156	$		$159	(2)	$388

Provision for environmental compliance & remediation	$213		$154	$		$27	(2)	$340

(1)	Notes and accounts receivable written off as uncollectible.

(2)	Reduction of special termination provisions result from payments to severed employees and to revisions to severance obligations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2004	L. B. FOSTER COMPANY

By: /s/Stan L. Hasselbusch

(Stan L. Hasselbusch,
President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
By: /s/Lee B. Foster II (Lee B. Foster II)	Chairman of the Board And Director	March 12, 2004

By: /s/Stan L. Hasselbusch (Stan L. Hasselbusch)	President, Chief Executive Officer and Director	March 12, 2004

By: /s/Henry J. Massman, IV (Henry J. Massman, IV)	Director	March 12, 2004

By: /s/Diane B. Owen (Diane B. Owen)	Director	March 12, 2004

By: /s/Linda K. Patterson (Linda K. Patterson)	Controller	March 12, 2004

By: /s/John W. Puth (John W. Puth)	Director	March 12, 2004

By: /s/William H. Rackoff (William H. Rackoff)	Director	March 12, 2004

By: /s/David J. Russo (David J. Russo)	Senior Vice President, Chief Financial Officer and Treasurer	March 12, 2004