Form 10-Q
period 2004-03-31
FOSTER L B CO
filed 2004-05-12
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    March 31, 2004

Commission File Number    0-10436

                              L. B. Foster Company
                              --------------------
             (Exact name of Registrant as specified in its charter)

                Pennsylvania                  25-1324733
                ------------                  ----------
         (State of Incorporation) (I. R. S. Employer Identification No.)

           415 Holiday Drive, Pittsburgh, Pennsylvania    15220
           -------------------------------------------    -----
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

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date.

    Class                                       Outstanding at April 28, 2004
    -----                                       -----------------------------
 Common Stock, Par Value $.01                        9,922,520 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX
                                      -----


PART I.  Financial Information                                          Page
-------  ---------------------                                          ----


    Item 1.  Financial Statements:

               Condensed Consolidated Balance Sheets                       3

               Condensed Consolidated Statements of Operations             4

               Condensed Consolidated Statements of Cash Flows             5

               Notes to Condensed Consolidated
                Financial Statements                                       6

    Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               13

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk   20

    Item 4.  Controls and Procedures                                      21


PART II.  Other Information
--------  -----------------

    Item 1.    Legal Proceedings                                          21

    Item 6.    Exhibits and Reports on Form 8-K                           21


Signature                                                                 24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      March 31,     December 31,
                                                        2004            2003
                                                    ------------   ------------
ASSETS                                               (Unaudited)
Current Assets:
  Cash and cash equivalents ......................     $      36      $   4,134
  Accounts and notes receivable:
    Trade ........................................        43,100         34,668
    Other ........................................         2,260            105
                                                       ---------      ---------
                                                          45,360         34,773
  Inventories ....................................        40,934         36,894
  Current deferred tax assets ....................         1,413          1,413
  Other current assets ...........................         1,500            877
  Property held for resale .......................          --              446
                                                       ---------      ---------
Total Current Assets .............................        89,243         78,537
                                                       ---------      ---------

Property, Plant & Equipment - At Cost ............        71,050         70,814
Less Accumulated Depreciation ....................       (37,962)       (37,679)
                                                       ---------      ---------
                                                          33,088         33,135
                                                       ---------      ---------
Other Assets:
  Goodwill .......................................           350            350
  Other intangibles - net ........................           547            585
  Investments ....................................        13,955         13,707
  Deferred tax assets ............................         4,098          4,095
  Other assets ...................................           455            750
                                                       ---------      ---------
Total Other Assets ...............................        19,405         19,487
                                                       ---------      ---------
TOTAL ASSETS .....................................     $ 141,736      $ 131,159
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt ...........     $     540      $     611
  Short-term borrowings ..........................           822           --
  Accounts payable - trade .......................        34,076         23,874
  Accrued payroll and employee benefits ..........         2,852          2,909
  Current deferred tax liabilities ...............         1,749          1,749
  Other accrued liabilities ......................         2,506          2,550
                                                       ---------      ---------
Total Current Liabilities ........................        42,545         31,693
                                                       ---------      ---------
Long-Term Borrowings .............................        16,000         17,000
                                                       ---------      ---------
Other Long-Term Debt .............................         3,740          3,858
                                                       ---------      ---------
Deferred Tax Liabilities .........................         3,653          3,653
                                                       ---------      ---------
Other Long-Term Liabilites .......................         4,472          4,411
                                                       ---------      ---------

STOCKHOLDERS' EQUITY:
  Common stock ...................................           102            102
  Paid-in capital ................................        34,934         35,018
  Retained earnings ..............................        38,286         38,399
  Treasury stock .................................        (1,319)        (2,304)
  Accumulated other comprehensive loss ...........          (677)          (671)
                                                       ---------      ---------
Total Stockholders' Equity .......................        71,326         70,544
                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......     $ 141,736      $ 131,159
                                                       =========      =========

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                               Three Months
                                                                  Ended
                                                                March 31,
                                                        ------------------------
                                                           2004           2003
                                                        ------------------------
                                                                 (Unaudited)

Net Sales ..........................................     $ 65,452      $ 59,519
Cost of Goods Sold .................................       59,470        52,586
                                                         --------      --------
Gross Profit .......................................        5,982         6,933

Selling and Administrative Expenses ................        6,401         6,567
Interest Expense ...................................          463           579
Other Income .......................................         (694)         (320)
                                                         --------      --------
                                                            6,170         6,826
                                                         --------      --------

(Loss) Income From Continuing Operations Before
  Income Taxes .....................................         (188)          107

Income Taxes .......................................          (75)           43
                                                         --------      --------

(Loss) Income From Continuing Operations ...........         (113)           64

Discontinued Operations:
Loss From Operations of Foster Technologies ........         --            (380)
Income Tax Benefit .................................         --            (150)
                                                         --------      --------
Loss on Discontinued Operations ....................         --            (230)
                                                         --------      --------

Net Loss ...........................................     ($   113)     ($   166)
                                                         ========      ========

Basic & Diluted (Loss) Earnings Per Share:
  From Continuing Operations .......................     ($  0.01)     $   0.01
  From Discontinued Operations, Net of Tax .........         --           (0.02)
                                                         --------      --------
Net Loss ...........................................     ($  0.01)     ($  0.02)
                                                         ========      ========


See Notes to Condensed Consolidated Financial Statements.

                 L. B. FOSTER COMPANY AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                             Three Months
                                                                                                            Ended March 31,
                                                                                                         2004              2003
                                                                                                   ---------------    --------------
                                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

(Loss) income from continuing operations .................................................            ($   113)            $     64
Adjustments to reconcile (loss) income to net cash (used) provided by operating activities:
    Depreciation and amortization ........................................................               1,276                1,313
    Gain on sale of property, plant and equipment ........................................                (493)                --
    Unrealized loss (gain) on derivative mark-to-market ..................................                  42                  (11)
Change in operating assets and liabilities:
    Accounts receivable ..................................................................              (9,648)                (581)
    Inventories ..........................................................................              (4,040)              (1,752)
    Other current assets .................................................................                (623)                (786)
    Other noncurrent assets ..............................................................                  47                 (142)
    Accounts payable - trade .............................................................              10,202                4,300
    Accrued payroll and employee benefits ................................................                 (57)                 174
    Other current liabilities ............................................................                 (86)                  37
    Other liabilities ....................................................................                  51                   85
                                                                                                      --------             --------
  Net Cash (Used) Provided by Operating Activities .......................................              (3,442)               2,701
                                                                                                      --------             --------
   Net Cash Provided by Discontinued Operations ..........................................                --                    228
                                                                                                      --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant and equipment ..................................                  41                 --
    Capital expenditures on property, plant and equipment ................................              (1,231)                (462)
                                                                                                      --------             --------
  Net Cash Used by Investing Activities ..................................................              (1,190)                (462)
                                                                                                      --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of revolving credit agreement borrowings ..................................                (178)              (2,000)
    Exercise of stock options and stock awards ...........................................                 901                   13
    Repayments of long-term debt .........................................................                (189)                (206)
                                                                                                      --------             --------
  Net Cash Provided (Used) by Financing Activities .......................................                 534               (2,193)
                                                                                                      --------             --------

Net (Decrease) Increase in Cash and Cash Equivalents .....................................              (4,098)                 274

Cash and Cash Equivalents at Beginning of Period .........................................               4,134                3,653
                                                                                                      --------             --------
Cash and Cash Equivalents at End of Period ...............................................            $     36             $  3,927
                                                                                                      ========             ========

Supplemental Disclosure of Cash Flow Information:

    Interest Paid ........................................................................            $    424             $    543
                                                                                                      ========             ========
    Income Taxes Paid ....................................................................            $      6             $    255
                                                                                                      ========             ========

During the first three months of 2004 and 2003, the Company did not finance any capital expenditures through the execution of capital leases.

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS
   --------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Amounts included in the balance sheet as of December 31, 2003 were derived from our audited balance sheet. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.


2. ACCOUNTING PRINCIPLES
   ---------------------

In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132 (Revised 2003) - "Employers' Disclosures about Pensions and Other Post-retirement Benefits" (SFAS 132R), that replaces existing FASB disclosure requirements for pensions and other post-retirement benefit plans. SFAS 132R requires companies to provide more complete details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded disclosures, the standard improves information available to investors in interim financial statements. With certain exceptions, SFAS 132R is effective for fiscal years ending after December 31, 2003 and for quarters beginning after December 31, 2003. See Note 5 for the additional disclosures required by SFAS 132R.

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

                                                                                              Three Months Ended
                                                                                                   March 31,
In thousands, except per share amounts                                                       2004             2003
-------------------------------------------------------------------------------------------------------------------

Net (loss) income from continuing operations, as reported ............................       ($113)           $  64
Add:  Stock-based employee compensation expense included in
 reported net income, net of related tax effects .....................................          --               --
Deduct:  Total stock-based employee compensation expense
 determined under fair value method for all awards, net of related tax effects .......          51               62
                                                                                                              -----

Pro forma (loss) income from continuing operations ...................................       ($164)           $   2
                                                                                             ======           =====

(Loss) earnings per share from continuing operations:
  Basic and diluted, as reported .....................................................       ($0.01)          $0.01
  Basic and diluted, pro forma .......................................................       ($0.02)          $0.00
                                                                                             =======          =====

Pro forma information regarding net income and earnings per share for options granted has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. There were no stock options granted in the first quarter of 2004 or 2003.


3. ACCOUNTS RECEIVABLE
   -------------------

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 2004 and December 31, 2003 have been reduced by an allowance for doubtful accounts of ($868,000) and ($827,000), respectively. Bad debt expense was $41,000 and $59,000 for the three-month periods ended March 31, 2004 and 2003, respectively.


4. INVENTORIES
   ===========

Inventories of the Company at March 31, 2004 and December 31, 2003 are summarized as follows in thousands:


                                                     March  31,    December  31,
                                                        2004           2003
--------------------------------------------------------------------------------

Finished goods .................................     $ 22,084        $ 20,216
Work-in-process ................................        9,802           7,379
Raw materials ..................................       10,882          11,133
                                                     ---------      ---------

Total inventories at current costs .............       42,768          38,728
(Less):
LIFO reserve ...................................       (1,234)         (1,234)
Inventory valuation reserve ....................         (600)           (600)
                                                     ---------       ---------
                                                     $ 40,934        $ 36,894
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


5. PROPERTY HELD FOR RESALE
   ------------------------

In August 2003, the Company reached an agreement to sell, modify, and install the Company's former Newport, KY pipe coating machinery and equipment and reclassified these assets as "held for resale". During the first quarter of 2004, the Company completed the modifications and installation and recognized a $493,000 gain from the sale of these assets.


6. RETIREMENT PLANS
   ----------------

Substantially all of the Company's hourly paid employees are covered by one of the Company's noncontributory, defined benefit plans and defined contribution plans. Substantially all of the Company's salaried employees are covered by a defined contribution plan established by the Company.

The Company's funding policy for defined benefit plans is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. Net periodic pension costs for the three months ended March 31, 2004 and 2003 are as follows:

                                                            Three Months Ended
                                                                 March 31,
(in thousands)                                               2004           2003
--------------------------------------------------------------------------------
Service cost .......................................         $ 14          $ 15
Interest cost ......................................           51            49
Expected return on plan assets .....................          (44)          (34)
Amortization of prior service cost .................            2             2
Amortization of net loss ...........................           13            13
                                                             ----          ----
Net periodic benefit cost ..........................         $ 36          $ 45
                                                             ====          ====

The Company expects to contribute $360,000 to its defined benefit plans in 2004. As of March 31, 2004, $22,000 of contributions have been made.

The Company's defined contribution plan for the salaried employees allows all eligible participants to contribute up to 41% (30% maximum on a pre-tax basis and 11% maximum on an after-tax basis, subject to IRS limitations) of their compensation to the Plan. The Plan calls for the Company to contribute 1% of the employee's compensation plus $0.50 for each $1.00 contributed by the employee, subject to a maximum of from 4% to 6% of the employee's compensation, based on the years of service.

The expense associated with the defined contribution plans for the three months ended March 31 was $163,000 in 2004 and $133,000 in 2003.


7. BORROWINGS
   ----------

On September 26, 2002, the Company entered into a new credit agreement with a syndicate of three banks led by PNC Bank, N.A. The agreement provides for a revolving credit facility of up to $60,000,000 in borrowings to support the Company's working capital and other liquidity requirements.

The revolving credit facility, which matures in September 2005, is secured by substantially all of the inventory and trade receivables owned by the Company. Availability under the agreement is limited by the amount of eligible inventory and accounts receivable applied against certain advance rates. At March 31, 2004, the remaining available borrowings under this agreement were approximately $25,075,000. Interest on the credit facility is based on LIBOR plus a spread ranging from 1.75% to 2.50%.

The agreement includes financial covenants requiring a minimum net worth and a minimum level for the fixed charge coverage ratio. The agreement also restricts dividends, investments, indebtedness, and the sale of certain assets. On September 8, 2003, the first amendment to this agreement allowed for the sale of the Company's equity interest in a specialty trackwork supplier. For more information regarding the transaction, see "Other Matters" in the Management's Discussion and Analysis section of this report. As of March 31, 2004, the Company was in compliance with all of the agreement's covenants.


8. DISCONTINUED OPERATIONS
   -----------------------

In February 2003, substantially all of the assets of Rail segment's rail signaling and communication device business were sold for $300,000. The operations of the rail signaling and communication device business qualified as a "component of an entity" under Statement of Financial Accounting Standards No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and thus, the operations were classified as discontinued and prior periods have been restated.

Net sales and loss from discontinued operations were as follows:

                                                           Three Months Ended
In thousands                                                 March 31, 2003
----------------------------------------------------------------------------
Net sales ...........................................            $   1
                                                                 ------
Pretax operating loss ...............................            ($310)
Pretax loss on disposal .............................              (70)
Income tax benefit ..................................              150
                                                                 ------
Loss from discontinued operations ...................            ($230)
                                                                 ======

9. EARNINGS (LOSS) PER COMMON SHARE
   --------------------------------

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share:
                                                            Three Months Ended
                                                                 March 31,
(in thousands, except earnings per share)                   2004           2003
--------------------------------------------------------------------------------
Numerator:
  Numerator for basic and diluted
    earnings (loss) per common share -
    net (loss) income available to common
    stockholders:
    (Loss) income from continuing operations .......     ($   113)      $    64
    Loss from discontinued operations ..............           --          (230)
                                                         ---------     ---------
  Net loss .........................................     ($   113)     ($   166)
                                                         =========     =========
Denominator:
    Weighted average shares ........................        9,806         9,524
                                                         ---------     ---------
  Denominator for basic earnings
    per common share ...............................        9,806         9,524

Effect of dilutive securities:
    Contingent issuable shares .....................          --              4
    Employee stock options .........................          343            71
                                                         ---------     ---------
  Dilutive potential common shares .................          343            75

  Denominator for diluted earnings
    per common share - adjusted weighted
    average shares and assumed conversions .........       10,149         9,599
                                                         =========     =========

Basic and diluted (loss) earnings per
  common share:
  Continuing operations ............................     ($  0.01)      $  0.01
  Discontinued operations ..........................          --          (0.02)
                                                         ---------     ---------

Basic and diluted loss per common share ............     ($  0.01)     ($  0.02)
                                                         =========     =========

10. COMMITMENTS AND CONTINGENT LIABILITIES
    --------------------------------------

The Company is subject to laws and regulations relating to the protection of the environment and the Company's efforts to comply with environmental regulations may have an adverse effect on its future earnings. In the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, these proceedings will not materially affect the financial position of the Company.

At  March  31,  2004,  the  Company  had   outstanding   letters  of  credit  of
approximately $2,952,000.

11. BUSINESS SEGMENTS
    -----------------

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits/(losses) of the Company by segment:

                                                                                      Three Months Ended,
                                                                     March 31, 2004                          March 31, 2003

                                                                 Net             Segment                  Net             Segment
(in thousands)                                                  Sales         Profit/(Loss)              Sales         Profit/(Loss)
------------------------------------------------------------------------------------------------------------------------------------
Rail products ....................................             $35,587             $   617              $31,626             $   681
Construction products ............................              26,775              (1,056)              23,964                (527)
Tubular products .................................               3,090                   3                3,929                 365
                                                               --------            --------             --------            --------
  Total ..........................................             $65,452             ($  436)             $59,519             $   519
                                                               ========            ========             ========            ========

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1-% per month. There has been no change in the measurement of segment profit/(loss) from December 31, 2003. Accounts receivable for the Construction segment increased approximately $4,900,000 from year-end, primarily related to an increase in piling sales.

The following table provides a reconciliation of reportable net profit/(loss) to the Company's consolidated total:

                                                                                Three Months Ended
                                                                                     March 31,
(in thousands)                                                                2004              2003
-----------------------------------------------------------------------------------------------------
(Loss) income for reportable segments ............................         ($  436)          $   519
Cost of capital for reportable segments ..........................           2,398             2,425
Interest expense .................................................            (463)             (579)
Other income .....................................................             694               320
Corporate expense and other unallocated charges ..................          (2,381)           (2,578)
                                                                           --------          --------

(Loss) income from continuing operations, before income taxes ....         ($  188)          $   107
                                                                           ========          ========

12. COMPREHENSIVE LOSS
    ------------------

Comprehensive loss represents net loss plus certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive loss, net of tax, were as follows:

                                                                                 Three Months Ended
                                                                                      March 31,
(in thousands)                                                                2004                2003
------------------------------------------------------------------------------------------------------
Net loss .................................................................   ($113)             ($166)
Unrealized derivative gains on cash flow hedges  .........................      12                 10
Foreign currency translation (losses) gains ..............................     (18)                 8
Reclassification adjustment for foreign currency translation losses
   included in net loss ..................................................      --                 48
                                                                             ------             ------
Comprehensive loss .......................................................   ($119)             ($100)
                                                                             ======             ======


13. RISKS AND UNCERTAINTIES
    -----------------------

The Company's CXT Rail operations and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. An agreement to supply concrete ties to this railroad expired in September 2003 and as a result, tie sales have decreased. The Company is still selling ties to this customer, although there are no longer annual minimum quantity requirements. In December 2003, the Company bid on a new concrete tie supply agreement that is expected to be a 5 to 7 year commitment. If the bid is successful, the Company will be required to establish one or more new facilities to service this agreement, which would require a significant capital investment. If the Company is unsuccessful in the bidding process, it may cause the value of its two existing tie facilities with total net assets of approximately $7,725,000 to be partially impaired. The Company expects to know the results of its bid in the second quarter.


14. SUBSEQUENT EVENT
    ----------------

The Company had a LIBOR-based interest rate collar agreement, which became effective in April 2001 and expired in April 2006, with a notional value of $10,000,000, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counter-party to the collar agreement had the option, on April 18, 2004, to convert the $10,000,000 collar to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. The fair value of this collar agreement was a liability of $735,000 as of March 31, 2004.

In April 2004, prior to the counter-party option, the Company terminated the $10,000,000 interest rate collar agreement by purchasing it for its fair value of $707,000.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW
General
-------

L. B. Foster Company is a manufacturer, fabricator and distributor of products utilized in the transportation infrastructure, construction and utility markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.

Recent Developments
-------------------

The Company had previously reached an agreement to sell, modify and install machinery and equipment related to its former Newport, KY pipe-coating facility. During the first quarter of 2004, the Company completed the installation and recognized a $0.5 million gain from the sale of these assets, which had been classified as "held for resale".


                          CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company's policies or estimates since December 31, 2003. For more information regarding the Company's critical accounting policies, please see the discussion in Management's Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2003.


                          NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132 (Revised 2003) - "Employers' Disclosures about Pensions and Other Post-retirement Benefits" (SFAS 132R), that replaces existing FASB disclosure requirements for pensions and other post-retirement benefit plans. SFAS 132R requires companies to provide more complete details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded disclosures, the standard improves information available to investors in interim financial statements. With certain exceptions, SFAS 132R is effective for fiscal years ending after December 31, 2003 and for quarters beginning after December 31, 2003. See Note 5 to the consolidated financial statements in this 10-Q which presents the additional disclosures required by SFAS 132R.

                              RESULTS OF OPERATIONS

                                                          Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                          2004             2003
                                                        -----------------------
                                                         (Dollars in thousands)
Net Sales:
      Rail Products ..................................   $ 35,587     $ 31,626
      Construction Products ..........................     26,775       23,964
      Tubular Products ...............................      3,090        3,929
                                                         ---------    ---------
          Total Net Sales ............................   $ 65,452     $ 59,519
                                                         =========    =========
Gross Profit:
      Rail Products ..................................   $  3,422     $  3,786
      Construction Products ..........................      2,533        2,806
      Tubular Products ...............................        435          802
      Other ..........................................       (408)        (461)
                                                         ---------    ---------
          Total Gross Profit .........................      5,982        6,933
                                                         ---------    ---------

Expenses:
      Selling and administrative expenses ............      6,401        6,567
      Interest expense ...............................        463          579
      Other income ...................................       (694)        (320)
                                                         ---------    ---------
          Total Expenses .............................      6,170        6,826
                                                         ---------    ---------


(Loss) Income From Continuing Operations
      Before Income Taxes ............................       (188)         107
Income Tax (Benefit) Expense .........................        (75)          43
                                                         ---------    ---------

(Loss) Income From Continuing Operations .............       (113)          64

Discontinued Operations:
      Loss From Operations of Foster Technologies ....       --           (380)
      Income Tax Benefit .............................       --           (150)
                                                         ---------    ---------
Loss on Discontinued Operations ......................       --           (230)

                                                         ---------    ---------
Net Loss .............................................   ($   113)    ($   166)
                                                         =========    =========

Gross Profit %:
      Rail Products ..................................        9.6%        12.0%
      Construction Products ..........................        9.5%        11.7%
      Tubular Products ...............................       14.1%        20.4%
          Total Gross Profit .........................        9.1%        11.6%

First Quarter 2004 Results of Operations
----------------------------------------

The Company had a first quarter net loss of $0.1 million ($0.01 per share) on net sales of $65.5 million. Including a net loss from the discontinued operations of the Company's Foster Technologies subsidiary, the first quarter of 2003 resulted in a net loss of $0.2 million ($0.02 per share) on net sales of $59.5 million.

Net sales for the first quarter of 2004 improved 10.0% over the same period in 2003. This improvement came from our Rail and Construction segments. Rail segment sales increased 12.5% due to an exceptionally strong quarter for our new rail distribution business. Construction products' net sales increased 11.7% due primarily to increases in H-beam prices and volume within our piling division. The decline in Tubular products' sales can be attributed to a decline in major pipeline installations, as higher steel costs have caused these projects to be delayed.

The Company's gross profit margin was 9.1% in the first quarter of 2004 compared to 11.6% in the same period last year. Rail products' profit margin dropped 2.4 percentage points primarily due to the fact that the sales increases were experienced by our lower margin distribution businesses. Sales volumes were down for higher margin manufactured rail products. The low volumes in our manufacturing plants resulted in inefficiencies that further reduced margins. The 2.2 percentage point decline in Construction products' margin was also due to weaker sales of higher margin manufactured and fabricated products and related plant inefficiencies. Our highway products rely on government spending for infrastructure projects. Continued delays in passing legislation for these projects and continued state budget deficits have created a competitive environment for a smaller number of new government sponsored projects. This environment continues to have an unfavorable impact on Construction segment gross margin. Tubular products' 6.3 percentage point decline in gross margin is related to plant inefficiencies from volume declines, as a result of the above-mentioned delays in major pipeline projects.

Selling and administrative expenses declined $0.2 million, or 2.5% compared to the first quarter of 2003. This decline was primarily due to lower insurance costs realized in the current quarter. Interest expense declined 20% from the prior year period due principally to a $4.5 million reduction in corporate debt. Other income improved by $0.4 million as a result of the successful installation and sale of the Company's former Newport, KY pipe-coating machinery and equipment which had been classified as "held for resale".

The effective tax rate for the first quarters of 2004 and 2003 was approximately 40%.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's capitalization is as follows:

                                                     March 31,      December 31,
(in thousands)                                         2004            2003
--------------------------------------------------------------------------------
Debt:
Revolving credit facility ......................      $16,822         $17,000
Capital leases .................................        1,443           1,616
Other (primarily revenue bonds) ................        2,837           2,853
                                                      -------         -------
  Total Debt ...................................       21,102          21,469
                                                      -------         -------
Equity .........................................       71,326          70,544
                                                      -------         -------
Total Capitalization ...........................      $92,428         $92,013
                                                      =======         =======

Debt as a percentage of capitalization (debt plus equity) remained at 23%. Working capital was $46.7 million at March 31, 2004 compared to $46.8 million at December 31, 2003.

The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. The following table summarized the impact of these items:

                                                                 March 31,
(in thousands)                                               2004         2003
--------------------------------------------------------------------------------
LIQUIDITY NEEDS:
Working capital and other assets and liabilities .....     ($4,154)     $ 1,335
Capital expenditures, net of asset sales .............      (1,190)        (462)
Scheduled debt service obligations - net .............        (189)        (206)
Cash interest ........................................        (424)        (543)
                                                           --------     --------
  Net liquidity (requirements) surplus ...............      (5,957)         124
                                                           --------     --------
LIQUIDITY SOURCES (USES):
Internally generated cash flows before interest ......       1,136        1,909
Credit facility activity .............................        (178)      (2,000)
Equity transactions ..................................         901           13
Other ................................................        --            228
                                                           --------     --------
  Net liquidity sources ..............................       1,859          150
                                                           --------     --------
NET CHANGE IN CASH ...................................     ($4,098)     $   274
                                                           ========     ========

Capital expenditures were $1.2 million for the first quarter of 2004 compared to $0.5 million in the same period of 2003. The amount of capital spending in 2004 will depend upon the outcome of the Company's bid on a concrete tie contract, as a successful outcome will require the construction of one or more facilities. Excluding business acquisitions and the potential concrete tie facilities, capital expenditures for 2004 are expected to be approximately $4.0 million, and funded by cash flow from operations and available external financing sources.

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

The Company has an agreement that provides for a revolving credit facility of up to $60.0 million in borrowings to support the Company's working capital and other liquidity requirements. The revolving credit facility, which matures in September 2005, is secured by substantially all of the Company's inventory and trade receivables. Availability under this agreement is limited by the amount of eligible inventory and accounts receivable applied against certain advance rates. Interest on the credit facility is based on LIBOR plus a spread ranging from 1.75% to 2.5%. Total revolving credit agreement borrowings at March 31, 2004 were $16.8 million, a decrease of $0.2 million from December 31, 2003. At March 31, 2004, remaining available borrowings under this facility were approximately $25.1 million. Outstanding letters of credit at March 31, 2004 were approximately $3.0 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

The credit agreement includes financial covenants requiring a minimum net worth and a minimum level for the fixed charge coverage ratio. The primary restrictions to this agreement include investments, indebtedness, and the sale of certain assets. On September 8, 2003, the first amendment to this agreement allowed for the sale of the Company's equity interest in a specialty trackwork supplier. For more information regarding the transaction, see "Other Matters". As of March 31, 2004, the Company was in compliance with all of the agreement's covenants.

                         OFF-BALANCE SHEET ARRANGEMENTS

The Company's off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of the Company's required payments under financial instruments and other commitments as of December 31, 2003 are included in "Liquidity and Capital Resources" section of the Company's 2003 Annual Report files on Form 10-K. There have been no significant changes to the Company's contractual obligations relative to the information presented in the Form 10-K. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.


                      DAKOTA, MINNESOTA & Eastern Railroad

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controls over 2,500 miles of track in eight states.

At March 31, 2004, the Company's investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of approximately $5.0 million. The Company owns approximately 13.6% of the DM&E.

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

In December 2003, the DM&E received a Railroad Rehabilitation and Improvement Financing (RRIF) Loan in the amount of $233.0 million from the Federal Railroad Administration. Funding provided by the 25-year loan will be used to refinance debt and upgrade infrastructure along parts of its existing route.


                                  OTHER MATTERS

Specialty trackwork sales of the Company's Rail segment have declined since a decision was made to terminate our relationship with a principal trackwork supplier during the third quarter of 2002. In the third quarter of 2003, we exchanged our minority ownership interest and advances to this supplier for a $5.5 million promissory note from the supplier's owner, with principal and accrued interest to be repaid beginning in January 2008. The value of this note has been fully reserved and no gain or loss was recorded on this transaction. During the first three months of 2004 and 2003, the volume of business the supplier conducted with the Company was approximately $1.0 million and $3.4 million, respectively. Most of the combined order backlog was completed in 2003 and approximately $1.1 million remained at March 31, 2004. If this supplier is unable to perform, it could have a further negative impact on earnings and cash flows.

During the first quarter of 2003, the Company sold certain assets and liabilities of its Foster Technologies subsidiary, engaged in the rail signaling and communication device business, for $0.3 million. This subsidiary had been classified as a discontinued operation in December 2002. The first quarter 2003 loss from this business was principally due to losses incurred up to the sale date, as well as certain charges taken for employee severance costs and lease obligations.

We continue to evaluate the overall performance of our operations. A decision to down-size or terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


                                     OUTLOOK

Our CXT Rail operations and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. Our agreement to supply concrete ties to this railroad expired in September 2003 and as a result, tie sales have decreased. We are still selling ties to this customer, although there are no longer annual minimum quantity requirements. In December 2003, we bid on a new concrete tie supply agreement that is expected to be a 5 to 7 year commitment. If our bid is successful, we will be required to establish one or more new facilities to service this agreement, which would require a significant capital investment. If we are unsuccessful in the bidding process, it may cause the value of our two existing tie facilities with total net assets of approximately $7.7 million to be partially impaired. We expect to know the results of our bid in the second quarter.

Our business is dependent upon steel as a key component in the products that we sell. In the past year, the price of scrap steel, which is a key ingredient used by mini-mills to manufacture many steel products, has more than doubled. Producers and other suppliers continue to quote high prices or are quoting monthly price surcharges. Some of our suppliers are experiencing supply problems. Since many of the Company's projects can be six months to twenty-four months in duration, we find ourselves caught in the middle of some of these pricing and availability issues. While we believe this highly unusual situation to be temporary in nature, it could have a negative impact on the Company's sales volumes, results of operations and cash flows until the market normalizes. Although scrap prices have moderated over the last two months, we are uncertain as to what a more medium-term "normalization" will look like with regard to pricing and availability.

In 2003, we received an increased but still limited supply of sheet piling from our exclusive supplier. The sheet piling supply is still not adequately consistent and reliable for our piling business to grow profitably. We expect this year to be pivotal in determining whether sheet piling will contribute to the future growth of this business.

Last year we began the implementation of Lean Enterprise (Lean) across the organization. Lean is a methodology as well as a mindset, utilized in managing a business that focuses on the execution and continuous improvement of all business processes with the objective of maximizing speed and flexibility at the lowest cost. Proper implementation of Lean can lead to other benefits such as better quality control and improved worker safety.

Lean has commenced at six of our manufacturing facilities and the preliminary results have been positive, with significant improvement in productivity in several manufacturing processes. For these improvements to make a significant impact on our financial results, we must experience increased volumes at these facilities.

A substantial portion of the Company's operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. An extension of the Federal highway and transit bill (TEA-21) that was to expire April 30, 2004 has been extended another two months, as reauthorization of a successive bill is further delayed. A new highway and transit bill is important to the future growth and profitability of many of the Company's businesses. Additionally, government actions concerning taxation, tariffs, the environment, or other matters could impact the operating results of the Company. The Company's operating results may also be affected negatively by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at March 31, 2004, was approximately $118.6 million. The following table provides the backlog by business segment:

                                                          Backlog
                                            ------------------------------------
                                            March 31,   December 31,   March 31,
(In thousands)                                2004          2003         2003
--------------------------------------------------------------------------------
Rail Products ..........................    $ 46,038     $ 37,529      $ 52,317
Construction Products ..................      67,886       67,100        71,721
Tubular Products .......................       4,695        1,035         3,417
                                            --------     --------      --------
                            Total ......    $118,619     $105,664      $127,455
                                            ========     ========      ========

The increase in Rail segment backlog from December 31, 2003, resulted primarily from an increase in concrete tie orders. An increase in threaded pipe backlog for products in the water well market and pipe coating services improved the Tubular segment backlog.

The decline in Rail segment backlog from March 31, 2003 reflects a reduction in specialty trackwork and transit products backlog and the expiration of a concrete tie supply contract that included annual minimum sales volumes.



                    MARKET RISK AND RISK MANAGEMENT POLICIES

The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company's primary source of variable-rate debt comes from its revolving credit agreement. In conjunction with the Company's debt refinancing in the third quarter of 2002, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and has applied mark-to-market accounting prospectively. The Company has a LIBOR-based interest rate collar agreement, which became effective in March 2001 and expires in March 2006, with a notional value of $15,000,000, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the collar agreement has the option, on March 6, 2005, to convert the $15,000,000 collar to a one-year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of this collar agreement was a liability of $999,000 as of March 31, 2004. The Company also has a LIBOR-based interest rate collar agreement, which became effective in April 2001 and expires in April 2006, with a notional value of $10,000,000, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counter-party to the collar agreement had the option, on April 18, 2004, to convert the $10,000,000 collar to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. The fair value of this collar agreement was a liability of $735,000 as of March 31, 2004.

Although these derivatives are not deemed to be effective hedges of the new credit facility in accordance with the provisions of SFAS 133, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these interest rate collars in its consolidated statements of operations. The fair value of the interest rate collars on March 31, 2004 was a $1,734,000 liability and the company recorded approximately $42,000 of expense in "other income" in the first quarter of 2004 on the Condensed Consolidated Statements of Operations to adjust these instruments to fair value. The Company continues to apply cash flow hedge accounting to interest rate swaps.

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

The two interest rate collar agreements have a weighted average minimum annual interest rate of 4.99% to a maximum weighted average annual interest rate of 5.42%. Since the interest rate on the revolving credit agreement floats with the short-term market rate of interest, the Company is exposed to the risk that these interest rates may decrease below the minimum annual interest rates on the two interest rate collar agreements. The effect of a 1% decrease in rate of interest below the 4.99% weighted average minimum annual interest rate on $16.0 million of outstanding floating rate debt would result in increased annual interest costs of approximately $0.2 million.

In April 2004, prior to the counter-party option, the Company terminated the $10,000,000 interest rate collar agreement by purchasing it for its fair value of $707,000.

The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company will, however, manage its exposure to changes in foreign currency exchange rates on firm sales and purchase commitments by entering into foreign currency exchange contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transaction.


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

The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. Additional delays in a Virginia steel mill's production of sheet piling products, or failure to produce substantial quantities of sheet piling products could adversely impact the Company's earnings. The inability to successfully negotiate a new sales contract with a current Class I railroad customer could have a negative impact on the operating results of the Company. The Company's businesses could be affected adversely by continued price increases in the steel scrap market. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, the adequacy of internal and external sources of funds to meet financing needs, taxes, inflation and governmental regulations. Sentences containing words such as "anticipates", "expects", or "will" generally should be considered forward-looking statements.



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



                            PART II OTHER INFORMATION
                            -------------------------

Item 1. LEGAL PROCEEDINGS
        -----------------

See Note 10, "Commitments and Contingent Liabilities", to the Condensed Consolidated Financial Statements.


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

    4.0.3 First Amendment to Revolving Credit and Security Agreement dated September 8, 2003, between the Registrant and PNC Bank, N.A, filed as
          Exhibit 4.0.3 to Form 10-Q for the quarter ended September 30, 2003.

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

  10.12.3 Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

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

  10.15.1 Renewal Rider for lease between CXT Incorporated, Union Pacific Railroad Company and Nevada Railroad Materials, Inc., dated December 17, 2003, and filed as Exhibit 10.15.1 to Form 10-K for the year ended December 31, 2003.

  10.15.2 Renewal Rider for lease between CXT Incorporated and Union Pacific Railroad Company dated December 17, 2003 and filed as Exhibit 10.15.2 to Form 10-K for the year ended December 31, 2003.

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

  10.33.2 Amended and Restated 1985 Long-Term Incentive Plan as of February 26, 1997, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended March 31, 2003. **

    10.34 Amended and Restated 1998 Long-Term Incentive Plan as of February 2, 2001, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2000. **

    10.45 Medical  Reimbursement  Plan  effective  January  1,  2004,  filed  as
          Exhibit 10.45 to Form 10-K for the year ended December 31, 2003. **

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

    10.52 Outside Directors' Stock Award Plan, filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2002. **

    10.53 Directors' resolutions dated May 13, 2003, under which directors' compensation was established, filed as Exhibit 10.53 to Form 10-Q for the quarter ended June 30, 2003. **

    10.55 2004 Management Incentive Compensation Plan, filed as Exhibit 10.55 to Form 10-K for he year ended December 31, 2003.

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



b) REPORTS ON FORM 8-K

On April 20, 2004, the Registrant filed a current report on Form 8-K under Item 12 announcing first quarter results.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          L.B. FOSTER COMPANY
                                          -------------------
                                             (Registrant)


Date:  May 10, 2004                       By: /s/David J.Russo
       -------------                      --------------------
                                          David J. Russo
                                          Senior Vice President,
                                          Chief Financial Officer and
                                          Treasurer
                                         (Duly Authorized Officer of Registrant)