Form 10-Q
period 2004-06-30
FOSTER L B CO
filed 2004-08-12
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    June 30, 2004
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

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date.

    Class                                        Outstanding at August 2, 2004
    -----                                        -----------------------------

 Common Stock, Par Value $.01                          10,014,770 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX
                                      -----


PART I.  Financial Information                                      Page
------------------------------                                      ----

  Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets                      3

           Condensed Consolidated Statements of Operations            4

           Condensed Consolidated Statements of Cash Flows            5

           Notes to Condensed Consolidated
            Financial Statements                                      6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             13

  Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk                                         21

  Item 4.  Controls and Procedures                                   21


PART II.  Other Information
---------------------------

  Item 1.  Legal Proceedings                                         21

  Item 4.  Results of Votes of Security Holders                      21

  Item 6.  Exhibits and Reports on Form 8-K                          22


Signature                                                            25

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                 June 30,          December 31,
                                                  2004                 2003
                                              --------------      --------------
ASSETS                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                       $  2,723            $  4,134
  Accounts and notes receivable:
    Trade                                           46,043              34,668
    Other                                              345                 105
                                              --------------      --------------
                                                    46,388              34,773
  Inventories                                       37,330              36,894
  Current deferred tax assets                        1,413               1,413
  Other current assets                               1,142                 877
  Property held for resale                               -                 446
                                              --------------      --------------
Total Current Assets                                88,996              78,537
                                              --------------      --------------

Property, Plant & Equipment - At Cost               70,832              70,814
Less Accumulated Depreciation                      (38,902)            (37,679)
                                              --------------      --------------
                                                    31,930              33,135
                                              --------------      --------------
Other Assets:
  Goodwill                                             350                 350
  Other intangibles - net                              508                 585
  Investments                                       14,202              13,707
  Deferred tax assets                                4,073               4,095
  Other assets                                         418                 750
                                              --------------      --------------
Total Other Assets                                  19,551              19,487
                                              --------------      --------------
TOTAL ASSETS                                     $ 140,477           $ 131,159
                                              ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt             $   481             $   611
  Accounts payable - trade                          27,783              23,874
  Accrued payroll and employee benefits              3,271               2,909
  Current deferred tax liabilities                   1,749               1,749
  Other accrued liabilities                          2,756               2,550
                                              --------------      --------------
Total Current Liabilities                           36,040              31,693
                                              --------------      --------------

Long-Term Borrowings                                21,000              17,000
                                              --------------      --------------
Other Long-Term Debt                                 3,623               3,858
                                              --------------      --------------
Deferred Tax Liabilities                             3,653               3,653
                                              --------------      --------------
Other Long-Term Liabilites                           3,070               4,411
                                              --------------      --------------

STOCKHOLDERS' EQUITY:
  Common stock                                         102                 102
  Paid-in capital                                   35,030              35,018
  Retained earnings                                 39,581              38,399
  Treasury stock                                      (985)             (2,304)
  Accumulated other comprehensive loss                (637)               (671)
                                              --------------      --------------
Total Stockholders' Equity                          73,091              70,544
                                              --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 140,477           $ 131,159
                                              ==============      ==============

See Notes to Condensed Consolidated Financial Statements.


                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                              Three Months                           Six Months
                                                                 Ended                                 Ended
                                                                June 30,                              June 30,
                                                     --------------------------------      --------------------------------
                                                          2004             2003                 2004             2003
                                                     --------------------------------      --------------------------------
                                                               (Unaudited)                           (Unaudited)

Net Sales                                                 $  76,827        $  75,796            $ 142,279        $ 135,315
Cost of Goods Sold                                           67,494           66,600              126,964          119,186
                                                     ---------------   --------------      ---------------   --------------
Gross Profit                                                  9,333            9,196               15,315           16,129

Selling and Administrative Expenses                           7,054            6,830               13,455           13,397
Interest Expense                                                469              578                  932            1,157
Other Income                                                   (350)             (54)              (1,044)            (374)
                                                     ---------------   --------------      ---------------   --------------
                                                              7,173            7,354               13,343           14,180
                                                     ---------------   --------------      ---------------   --------------

Income From Continuing Operations Before
  Income Taxes                                                2,160            1,842                1,972            1,949

Income Taxes                                                    865              719                  790              762
                                                     ---------------   --------------      ---------------   --------------

Income From Continuing Operations                             1,295            1,123                1,182            1,187

Discontinued Operations:
Loss From Operations of Foster Technologies                       -              (60)                   -             (440)
Income Tax Benefit                                                -              (23)                   -             (173)
                                                     ---------------   --------------      ---------------   --------------
Loss on Discontinued Operations                                   -              (37)                   -             (267)
                                                     ---------------   --------------      ---------------   --------------

Net Income                                                $   1,295        $   1,086            $   1,182         $    920
                                                     ===============   ==============      ===============   ==============

Basic & Diluted Earnings (Loss) Per Common Share:
  From Continuing Operations                               $   0.13         $   0.12             $   0.12         $   0.12
  From Discontinued Operations, Net of Tax                        -                -                    -            (0.03)
                                                     ---------------   --------------      ---------------   --------------
Basic & Diluted Earnings Per Common Share                  $   0.13         $   0.11             $   0.12         $   0.10
                                                     ===============   ==============      ===============   ==============

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                      Six Months
                                                                                    Ended June 30,
                                                                                2004              2003
                                                                            -------------     -------------
                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations                                                $ 1,182           $ 1,187
Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Depreciation and amortization                                                  2,595             2,597
    (Gain) loss on sale of property, plant and equipment                            (308)                6
    Unrealized (gain) loss on derivative mark-to-market                             (374)              110
Change in operating assets and liabilities:
    Accounts receivable                                                          (11,615)           (4,831)
    Inventories                                                                     (436)           (7,765)
    Other current assets                                                            (265)             (426)
    Other noncurrent assets                                                         (163)             (347)
    Accounts payable - trade                                                       3,909            10,260
    Accrued payroll and employee benefits                                            362               189
    Other current liabilities                                                        580               786
    Other liabilities                                                             (1,285)              145
                                                                            -------------     -------------
  Net Cash (Used) Provided by Operating Activities                                (5,818)            1,911
                                                                            -------------     -------------
  Net Cash Provided by Discontinued Operations                                         -               245
                                                                            -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant and equipment                              982                 2
    Capital expenditures on property, plant and equipment                         (1,541)           (1,281)
                                                                            -------------     -------------
  Net Cash Used by Investing Activities                                             (559)           (1,279)
                                                                            -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds (repayments) of revolving credit agreement borrowings                 4,000            (2,000)
    Exercise of stock options and stock awards                                     1,331               246
    Repayments of long-term debt                                                    (365)             (457)
                                                                            -------------     -------------
  Net Cash Provided (Used) by Financing Activities                                 4,966            (2,211)
                                                                            -------------     -------------

Net Decrease in Cash and Cash Equivalents                                         (1,411)           (1,334)

Cash and Cash Equivalents at Beginning of Period                                   4,134             3,653
                                                                            -------------     -------------
Cash and Cash Equivalents at End of Period                                       $ 2,723           $ 2,319
                                                                            =============     =============

Supplemental Disclosure of Cash Flow Information:

    Interest Paid                                                                 $  827           $ 1,071
                                                                            =============     =============
    Income Taxes Paid                                                             $  173           $   260
                                                                            =============     =============

During the first six months of 2004 the Company did not finance any capital expenditures through the execution of capital leases. During the first six months of 2003, the Company financed $158,000 of capital expenditures through the execution of capital leases.

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


2. ACCOUNTING PRINCIPLES
------------------------

In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132 (Revised 2003) - "Employers' Disclosures about Pensions and Other Post-retirement Benefits" (SFAS 132R), that replaces existing FASB disclosure requirements for pensions and other post-retirement benefit plans. SFAS 132R requires companies to provide more complete details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded disclosures, the standard improves information available to investors in interim financial statements. With certain exceptions, SFAS 132R was effective for fiscal years ending after December 31, 2003 and for quarters beginning after December 31, 2003. See Note 6 for the additional disclosures required by SFAS 132R.

Stock-based compensation
------------------------

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), and applies the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized.

The following table illustrates the effect on the Company's income from continuing operations and earnings per share had compensation expense for the Company's stock option plans been applied using the method required by SFAS 123.


                                                                             Three Months Ended             Six Months Ended
                                                                                   June 30,                     June 30,
In thousands, except per share amounts                                        2004           2003           2004        2003
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations, as reported                              $1,295         $1,123         $1,182      $1,187
Add:  Stock-based employee compensation expense included in
  reported net income, net of related tax effects                                -              -              -           -
Deduct:  Total stock-based employee compensation expense
  determined under fair value method for all awards, net
  of related tax effects                                                        45             79             96         141
-----------------------------------------------------------------------------------------------------------------------------
Pro forma income from continuing operations                                 $1,250         $1,044         $1,086      $1,046
=============================================================================================================================

Earnings per share from continuing operations:
  Basic, as reported                                                         $0.13          $0.12          $0.12       $0.12
  Basic, pro forma                                                           $0.13          $0.11          $0.11       $0.11
  Diluted, as reported                                                       $0.13          $0.12          $0.12       $0.12
  Diluted, pro forma                                                         $0.12          $0.11          $0.11       $0.11
=============================================================================================================================

Pro forma information regarding net income and earnings per share for options granted has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. There were no stock options granted to employees in the first or second quarter of 2004. The following weighted-average assumptions were used for grants in the second quarter of 2003: risk-free interest rates of 3.56%; dividend yield of 0.0%; volatility factors of the expected market price of the Company's Common stock of .32; and a weighted-average expected life of the option of ten years. The weighted-average fair value of the options granted in the second quarter of 2003 was $2.11.


3. ACCOUNTS RECEIVABLE
----------------------

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 2004 and December 31, 2003 have been reduced by an allowance for doubtful accounts of ($960,000) and ($827,000), respectively. Bad debt expense was $133,000 and $85,000 for the six-month periods ended June 30, 2004 and 2003, respectively.


4. INVENTORIES
--------------

Inventories of the Company at June 30, 2004 and December 31, 2003 are summarized as follows in thousands:

                                            June 30,               December 31,
                                              2004                     2003
--------------------------------------------------------------------------------

Finished goods                            $  19,375                $  20,216
Work-in-process                               8,012                    7,379
Raw materials                                11,897                   11,133
--------------------------------------------------------------------------------

Total inventories at current costs           39,284                   38,728
(Less):
LIFO reserve                                (1,354)                  (1,234)
Inventory valuation reserve                   (600)                    (600)
--------------------------------------------------------------------------------
                                          $  37,330                $  36,894
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


5. PROPERTY HELD FOR RESALE
---------------------------

In August 2003, the Company reached an agreement to sell, modify, and install the Company's former Newport, KY pipe coating machinery and equipment and reclassified these assets as "held for resale". During the first quarter of 2004, the Company recognized a $493,000 gain on net proceeds of $939,000 from the sale of these assets.

6. RETIREMENT PLANS
-------------------

Substantially all of the Company's hourly paid employees are covered by one of the Company's noncontributory, defined benefit plans and defined contribution plans. Substantially all of the Company's salaried employees are covered by a defined contribution plan established by the Company.

The Company's funding policy for defined benefit plans is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. Net periodic pension costs for the three months and six months ended June 30, 2004 and 2003 are as follows:

                                   Three Months Ended          Six Months Ended
                                        June 30,                    June 30,

(in thousands)                      2004      2003             2004       2003
-------------------------------------------------------------------------------
Service cost                        $ 14      $ 15            $  28     $  30
Interest cost                         51        49              102        98
Expected return on plan assets       (44)      (34)             (88)      (68)
Amortization of prior service cost     2         2                4         4
Amortization of net loss              13        13               26        26
-------------------------------------------------------------------------------
Net periodic benefit cost           $ 36      $ 45            $  72     $  90
===============================================================================


The Company expects to contribute $360,000 to its defined benefit plans in 2004. As of June 30, 2004, $253,250 of contributions have been made.

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

The expense associated with the defined contribution plans for the six months ended June 30 was $307,000 in 2004 and $267,000 in 2003.


7. BORROWINGS
-------------

On September 26, 2002, the Company entered into a new credit agreement with a syndicate of three banks led by PNC Bank, N.A. The agreement provides for a revolving credit facility of up to $60,000,000 in borrowings to support the Company's working capital and other liquidity requirements.

The revolving credit facility, which matures in September 2005, is secured by substantially all of the inventory and trade receivables owned by the Company. Availability under the agreement is limited by the amount of eligible inventory and accounts receivable applied against certain advance rates. At June 30, 2004, the remaining available borrowings under this agreement were approximately $24,365,000. Interest on the credit facility is based on LIBOR plus a spread ranging from 1.75% to 2.50%.

The agreement includes financial covenants requiring a minimum net worth and a minimum level for the fixed charge coverage ratio. The agreement also restricts dividends, investments, indebtedness, and the sale of certain assets. On September 8, 2003, the first amendment to this agreement allowed for the sale of the Company's equity interest in a specialty trackwork supplier. For more information regarding the transaction, see "Other Matters" in the Management's Discussion and Analysis section of this report. As of June 30, 2004, the Company was in compliance with all of the agreement's covenants.

8. DISCONTINUED OPERATIONS
--------------------------

In February 2003, substantially all of the assets of the Rail segment's rail signaling and communication device business were sold for $300,000. The operations of the rail signaling and communication device business qualified as a "component of an entity" under Statement of Financial Accounting Standards No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and thus, the operations were classified as discontinued and prior periods have been restated.

Net sales and loss from discontinued operations were as follows:

                                     Three Months Ended         Six Months Ended
In thousands                            June 30, 2003            June 30, 2003
--------------------------------------------------------------------------------
Net sales                                 $     -                    $    1
--------------------------------------------------------------------------------
Pretax operating loss                     $   (60)                   $ (370)
Pretax loss on disposal                         -                       (70)
Income tax benefit                             23                       173
--------------------------------------------------------------------------------

Loss from discontinued operations         $   (37)                   $ (267)
================================================================================


9. EARNINGS (LOSS) PER COMMON SHARE
-----------------------------------

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share:

                                                          Three Months Ended                      Six Months Ended
                                                               June 30,                                June 30,
(in thousands, except earnings per share)                2004             2003                  2004              2003
------------------------------------------------------------------------------------------------------------------------
Numerator:
  Numerator for basic and diluted
    earnings (loss) per common share -
    net income (loss) available to common
    stockholders:
    Income from continuing operations                 $  1,295         $  1,123              $  1,182         $  1,187
    Loss from discontinued operations                        -              (37)                    -             (267)
------------------------------------------------------------------------------------------------------------------------
  Net income                                          $  1,295         $  1,086              $  1,182          $   920
========================================================================================================================
Denominator:
    Weighted average shares                              9,945            9,568                 9,876            9,546
------------------------------------------------------------------------------------------------------------------------
  Denominator for basic earnings
    per common share                                     9,945            9,568                 9,876            9,546

Effect of dilutive securities:
    Contingent issuable shares                               -                -                     -                2
    Employee stock options                                 309              103                   326               85
------------------------------------------------------------------------------------------------------------------------
  Dilutive potential common shares                         309              103                   326               87

  Denominator for diluted earnings
    per common share - adjusted weighted
    average shares and assumed conversions              10,254            9,671                10,202            9,633
========================================================================================================================
Basic and diluted earnings (loss) per common
  share:
  Continuing operations                               $   0.13         $   0.12              $   0.12         $   0.12
  Discontinued operations                                    -            (0.00)                    -            (0.03)
------------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share           $   0.13         $   0.11              $   0.12         $   0.10
========================================================================================================================

10. COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------

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

At June 30, 2004, the Company had outstanding letters of credit of approximately $2,913,000.


11. BUSINESS SEGMENTS
---------------------

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits/(losses) of the Company by segment:

                                    Three Months Ended                          Six Months Ended
                                      June 30, 2004                               June 30,2004
                             -----------------------------------------------------------------------------

                                   Net             Segment                    Net             Segment
(in thousands)                    Sales            Profit                    Sales         Profit/(Loss)
----------------------------------------------------------------------------------------------------------
Rail products                  $  39,099          $  1,377                $  74,686          $  1,994
Construction products             32,421               157                   59,196              (899)
Tubular products                   5,307               756                    8,397               759
----------------------------------------------------------------------------------------------------------
  Total                        $  76,827          $  2,290                $ 142,279          $  1,854
==========================================================================================================

                                    Three Months Ended                          Six Months Ended
                                      June 30, 2003                               June 30,2003
                             -----------------------------------------------------------------------------

                                   Net             Segment                    Net             Segment
(in thousands)                    Sales            Profit                    Sales            Profit
----------------------------------------------------------------------------------------------------------
Rail products                  $  37,709          $  1,195                $  69,335          $  1,876
Construction products             33,469               808                   57,433               281
Tubular products                   4,618               558                    8,547               923
----------------------------------------------------------------------------------------------------------
  Total                        $  75,796          $  2,561                $ 135,315          $  3,080
==========================================================================================================

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1-% per month. There has been no change in the measurement of segment profit/(loss) from December 31, 2003. Accounts receivable for the Rail segment increased approximately $6,900,000 from year-end, primarily related to an increase in sales of new rail distribution products.

The following table provides a reconciliation of reportable net profit to the Company's consolidated total:

                                                              Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
(in thousands)                                                2004           2003             2004          2003
-------------------------------------------------------------------------------------------------------------------
Income for reportable segments                                $ 2,290      $ 2,561          $ 1,854       $ 3,080
Cost of capital for reportable segments                         2,682        2,662            5,080         5,087
Interest expense                                                 (469)        (578)            (932)       (1,157)
Other income                                                      350           54            1,044           374
Corporate expense and other unallocated charges                (2,693)      (2,857)          (5,074)       (5,435)
-------------------------------------------------------------------------------------------------------------------

Income from continuing operations, before income taxes       $ 2,160       $ 1,842          $ 1,972       $ 1,949
===================================================================================================================


12. COMPREHENSIVE INCOME
------------------------

Comprehensive income represents net income plus certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:

                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                        June 30,
(in thousands)                                                               2004         2003              2004         2003
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                $ 1,295      $ 1,086           $ 1,182        $ 920
Unrealized derivative gains on cash flow hedges                                16           14                28           24
Foreign currency translation gains                                             24            -                 6            8
Reclassification adjustment for foreign currency translation losses
   included in net income                                                       -            -                 -           48
------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                      $ 1,335      $ 1,100           $ 1,216      $ 1,000
==============================================================================================================================


13. RISKS AND UNCERTAINTIES
---------------------------

The Company's CXT Rail operations and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. An agreement to supply concrete ties to this railroad expired in September 2003. The Company is still selling ties to this customer, although there are no longer annual minimum quantity requirements. In December 2003, the Company bid on a new concrete tie supply agreement that is expected to be a 5 to 8 year commitment. If the bid is successful, the Company will be required to establish one or more new facilities to service this agreement, which would require a significant capital investment. If the Company is unsuccessful in the bidding process, it may cause the value of its two existing tie facilities with total net assets of approximately $7,055,000 to be partially impaired. Although an agreement has not yet been signed, the Company expects to have a new agreement in place by the end of the third quarter.


14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
-----------------------------------------------------------

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

The Company has a LIBOR-based interest rate collar agreement, which became effective in March 2001 and expires in March 2006, with a notional value of $15,000,000, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the collar agreement has the option, on March 6, 2005, to convert the $15,000,000 collar to a one-year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of this collar agreement was a liability of $611,000 as of June 30, 2004. The Company also had a LIBOR-based interest rate collar agreement, which became effective in April 2001 and would have expired in April 2006, with a notional value of $10,000,000, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counter-party to the collar agreement had the option, on April 18, 2004, to convert the $10,000,000 collar to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. In April 2004, prior to the counter-party option, the Company terminated this interest rate collar agreement by purchasing it for its fair value of $707,000.

The Company records the mark-to-market adjustments on these interest rate collars in its Condensed Consolidated Statements of Operations. During the second quarter of 2004 and 2003, the Company recognized $416,000 of income and $121,000 of expense, respectively, to adjust these instruments to fair value. For the six months ended June 2004 and 2003, the Company recognized $374,000 of income and $110,000 of expense, respectively, to adjust these instruments to fair value. The Company continues to apply cash flow hedge accounting to interest rate swaps.

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

Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                                    Overview
                                    --------
General
-------

L. B. Foster Company is a manufacturer, fabricator and distributor of products utilized in the transportation infrastructure, construction and utility markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.

Recent Developments
-------------------

In April 2004, we terminated an interest rate collar agreement by purchasing it for its fair market value of $0.7 million. See the "Market Risk and Risk Management Policies" section of this Management's Discussion and Analysis for more information on this matter.


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


                          New Accounting Pronouncements
                          -----------------------------

In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132 (Revised 2003) - "Employers' Disclosures about Pensions and Other Post-retirement Benefits" (SFAS 132R), that replaces existing FASB disclosure requirements for pensions and other post-retirement benefit plans. SFAS 132R requires companies to provide more complete details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded disclosures, the standard improves information available to investors in interim financial statements. With certain exceptions, SFAS 132R is effective for fiscal years ending after December 31, 2003 and for quarters beginning after December 31, 2003. See Note 6 to the consolidated financial statements in this 10-Q which presents the additional disclosures required by SFAS 132R.

                              Results of Operations
                              ---------------------

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                June 30,
                                                         -----------------------------------      ----------------------------------
                                                              2004                2003                 2004               2003
                                                         -----------------------------------      ----------------------------------
                                                                                   (Dollars in thousands)
Net Sales:
      Rail Products                                       $  39,099           $  37,709            $  74,686          $  69,335
      Construction Products                                  32,421              33,469               59,196             57,433
      Tubular Products                                        5,307               4,618                8,397              8,547
                                                         -----------------------------------      ----------------------------------
          Total Net Sales                                 $  76,827           $  75,796            $ 142,279          $ 135,315
                                                         ===================================      ==================================
Gross Profit:
      Rail Products                                       $   4,676           $   4,222            $   8,098          $   8,008
      Construction Products                                   3,992               4,357                6,525              7,163
      Tubular Products                                        1,205               1,050                1,640              1,852
      Other                                                    (540)               (433)                (948)              (894)
                                                         -----------------------------------      ----------------------------------
          Total Gross Profit                                  9,333               9,196               15,315             16,129
                                                         -----------------------------------      ----------------------------------

Expenses:
      Selling and administrative                              7,054               6,830               13,455             13,397
      expenses
      Interest expense                                          469                 578                  932              1,157
      Other income                                             (350)                (54)              (1,044)              (374)
                                                         -----------------------------------      ----------------------------------
          Total Expenses                                      7,173               7,354               13,343             14,180
                                                         -----------------------------------      ----------------------------------

Income From Continuing Operations
      Before Income Taxes                                     2,160               1,842                1,972              1,949
Income Tax Expense                                              865                 719                  790                762
                                                         -----------------------------------      ----------------------------------

Income From Continuing Operations                             1,295               1,123                1,182              1,187

Discontinued Operations:
      Loss From Operations of Foster Technologies                 -                 (60)                   -               (440)
      Income Tax Benefit                                          -                 (23)                   -               (173)
                                                         -----------------------------------      ----------------------------------
Loss on Discontinued Operations                                   -                 (37)                   -               (267)

                                                         -----------------------------------      ----------------------------------
Net Income                                                $   1,295           $   1,086            $   1,182           $    920
                                                         ===================================      ==================================

Gross Profit %:
      Rail Products                                           12.0%               11.2%                10.8%              11.5%
      Construction Products                                   12.3%               13.0%                11.0%              12.5%
      Tubular Products                                        22.7%               22.7%                19.5%              21.7%
          Total Gross Profit                                  12.1%               12.1%                10.8%              11.9%

Second Quarter 2004 Results of Operations
-----------------------------------------

Net income for the second quarter of 2004 was $1.3 million ($0.13 per diluted share) on net sales of $76.8 million. These results compare favorably to the second quarter of 2003 in which net income was $1.1 million ($0.11 per diluted share) on net sales of $75.8 million.

Net sales for the second quarter of 2004 were $1.0 million higher than the same period in 2003. This improvement came primarily from our Rail and Tubular segments. Rail segment sales increased 3.7% due primarily to an increase in concrete tie sales. Also increasing, but to a lesser extent, were our rail distribution and transit products businesses. Construction products' net sales declined 3.1% as the lack of a new federal highway and transit bill continues to hurt our fabricated products business. Additionally, delays in federal spending for concrete buildings, due to wildfire concerns, contributed to the decline of Construction products sales. Tubular products' sales increased 14.9% and can be attributed to increases in threaded product sales to the water well market.

The Company's gross profit margin remained steady at 12.1% in the second quarters of 2004 and 2003. Rail products' profit margin increased 0.8 percentage points, primarily due to improvements in the concrete tie and rail distribution businesses mentioned above. The 0.7 percentage point decline in Construction products' margin was due, in part, to decreased margins at our fabricated products business as heightened competition for less business has decreased selling prices and lower volumes have created plant inefficiencies at the concrete building plants as well as the fabricated products facilities. Tubular products' gross profit margin held steady at 22.7% in the second quarter comparisons.

Selling and administrative expenses increased 3.3% compared to the second quarter of 2003. Interest expense declined 18.9% from the prior year due principally to the April 2004 retirement of a $10.0 million notional amount LIBOR-based interest rate collar agreement. See "Market Risk and Risk Management Policies" for more details on this matter. Other Income increased $0.3 million primarily as a result of the mark-to-market adjustment we recorded related to our remaining interest rate collar.

The second quarter 2004 effective tax rate was 40% compared to 39% in last year's second quarter.


First Six Months of 2004 Results of Operations
----------------------------------------------

For the first six months of 2004, net income was $1.2 million ($0.12 per diluted share) on net sales of $142.3 million. Net income for the first six months of 2003 was $0.9 million ($0.10 per diluted share) on net sales of $135.3 million. The prior year results include a net loss from discontinued operations of $0.3 million ($0.03 per diluted share).

Net sales for 2004 increased 5.1% over the first six months of 2003. Rail segment sales increased 7.7% due primarily to an increase in rail distribution, transit, and concrete tie sales. Construction products' net sales increased 3.1% due to an increase in H-beam piling sales. Tubular products' sales declined 1.8% from last year's first six months due to delays in natural gas transmission pipeline projects. While the high cost of steel is partially responsible for the 50% increase in threaded pipe sales, it has also caused these pipeline delays and, in turn, our coated pipe sales have declined approximately 50%.

The Company's six month gross profit margin declined 1.1 percentage points to 10.8%. All three of the Company's segments contributed to the decline. Rail products' profit margin declined 0.7 percentage points due to the mix of products sold and low volume inefficiencies at our Niles, OH trackwork facility. The 1.5 percentage point decline in Construction products' margin was due, in part, to weaker sales of higher margin fabricated highway products and low volume inefficiency costs at our Spokane, WA concrete buildings plant. Tubular products' gross profit margin declined 2.2 percentage points due to the higher steel costs mentioned above.

Selling and administrative expenses remained at 2003 levels. Interest expense declined 19.4% from the prior year as a result of the previously mentioned collar retirement and a reduction in average borrowing levels during the current year. Other Income increased $0.7 million primarily as a result of the previously mentioned second quarter mark-to-market adjustment recorded by the Company related to our remaining interest rate collar and the first quarter gain on the sale of the Company's former Newport, KY pipe coating machinery and equipment which had been classified as "held for resale."

The effective tax rate during the first half of 2004 was 40% compared to 39% for the same period last year.


                         Liquidity and Capital Resources
                         -------------------------------

The Company's capitalization is as follows:

                                             June 30,             December 31,
(in thousands)                                 2004                   2003
------------------------------------------------------------------------------
Debt:
Revolving credit facility                   $  21,000             $  17,000
Capital leases                                  1,283                 1,616
Other (primarily revenue bonds)                 2,821                 2,853
------------------------------------------------------------------------------
  Total Debt                                   25,104                21,469
------------------------------------------------------------------------------
Equity                                         73,091                70,544
------------------------------------------------------------------------------
Total Capitalization                        $  98,195             $  92,013
==============================================================================

Debt as a percentage of capitalization (debt plus equity) increased to 26% from 23% at the 2003 year end. Working capital was $53.0 million at June 30, 2004 compared to $46.8 million at December 31, 2003.

The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. The following table summarized the impact of these items:

                                                             June 30,
(in thousands)                                          2004           2003
-----------------------------------------------------------------------------
Liquidity needs:
Working capital and other assets and liabilities    $ (8,913)      $ (1,989)
Capital expenditures, net of asset sales                (559)        (1,279)
Scheduled debt service obligations - net                (365)          (457)
Cash interest                                            827          1,071
-----------------------------------------------------------------------------
  Net liquidity requirements                          (9,010)        (2,654)
-----------------------------------------------------------------------------
Liquidity sources (uses):
Internally generated cash flows before interest        2,268          2,829
Credit facility activity                               4,000         (2,000)
Equity transactions                                    1,331            246
Other                                                      -            245
-----------------------------------------------------------------------------
  Net liquidity sources                                7,599          1,320
-----------------------------------------------------------------------------
Net Change in Cash                                  $ (1,411)      $ (1,334)
=============================================================================


Capital expenditures were $1.5 million for the first six months of 2004 compared to $1.3 million in the same period of 2003. The amount of capital spending in 2004 will depend upon the outcome of the Company's bid on a concrete tie contract, as a successful outcome will require the construction of one or more facilities. Excluding business acquisitions and the potential concrete tie facilities, capital expenditures for 2004 are expected to be approximately $4.0 million, and funded by cash flow from operations and available external financing sources.

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

The Company has an agreement that provides for a revolving credit facility of up to $60.0 million in borrowings to support the Company's working capital and other liquidity requirements. The revolving credit facility, which matures in September 2005, is secured by substantially all of the Company's inventory and trade receivables. Availability under this agreement is limited by the amount of eligible inventory and accounts receivable applied against certain advance rates. Interest on the credit facility is based on LIBOR plus a spread ranging from 1.75% to 2.5%. Total revolving credit agreement borrowings at June 30, 2004 were $21.0 million, an increase of $4.0 million from December 31, 2003. At June 30, 2004, remaining available borrowings under this facility were approximately $24.4 million. Outstanding letters of credit at June 30, 2004 were approximately $2.9 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.

The credit agreement includes financial covenants requiring a minimum net worth and a minimum fixed charge coverage ratio. The primary restrictions to this agreement include investments, indebtedness, and the sale of certain assets. On September 8, 2003, the first amendment to this agreement allowed for the sale of the Company's equity interest in a specialty trackwork supplier. For more information regarding the transaction, see "Other Matters". As of June 30, 2004, the Company was in compliance with all of the agreement's covenants.


                         Off-Balance Sheet Arrangements
                         ------------------------------

The Company's off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of the Company's required payments under financial instruments and other commitments as of December 31, 2003 are included in "Liquidity and Capital Resources" section of the Company's 2003 Annual Report filed on Form 10-K. There have been no significant changes to the Company's contractual obligations relative to the information presented in the Form 10-K. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.


                      Dakota, Minnesota & Eastern Railroad
                      ------------------------------------

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controls over 2,500 miles of track in eight states.

At June 30, 2004, the Company's investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of approximately $5.2 million. The Company owns approximately 13.6% of the DM&E.

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

In December 2003, the DM&E received a Railroad Rehabilitation and Improvement Financing (RRIF) Loan in the amount of $233.0 million from the Federal Railroad Administration. Funding provided by the 25-year loan was used to refinance debt and upgrade infrastructure along parts of its existing route.


                                  Other Matters
                                  -------------

Specialty trackwork sales of the Company's Rail segment have declined since a decision was made to terminate our relationship with a principal trackwork supplier during the third quarter of 2002. In the third quarter of 2003, we exchanged our minority ownership interest and advances to this supplier for a $5.5 million promissory note from the supplier's owner, with principal and accrued interest to be repaid beginning in January 2008. The value of this note has been fully reserved and no gain or loss was recorded on this transaction. During the first six months of 2004 and 2003, the volume of business the supplier conducted with the Company was approximately $1.6 million and $6.5 million, respectively. Most of the combined order backlog was completed in 2003 and approximately $0.4 million remained at June 30, 2004. If this supplier is unable to perform, it could have a further negative impact on earnings and cash flows.

During the first quarter of 2003, the Company sold certain assets and liabilities of its Foster Technologies subsidiary, engaged in the rail signaling and communication device business, for $0.3 million. This subsidiary had been classified as a discontinued operation in December 2002. The loss from this business in the first six months of 2003 was principally due to losses incurred up to the sale date, as well as certain charges taken for employee severance costs and lease obligations.

We continue to evaluate the overall performance of our operations. A decision to down-size or terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


                                     Outlook
                                     -------

Our CXT Rail operations and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. Our agreement to supply concrete ties to this railroad expired in September 2003. We are still selling ties to this customer, although there are no longer annual minimum quantity requirements. In December 2003, we bid on a new concrete tie supply agreement that is expected to be a 5 to 8 year commitment. If our bid is successful, we will be required to establish one or more new facilities to service this agreement, which would require a significant capital investment. If we are unsuccessful in the bidding process, it may cause the value of our two existing tie facilities with total net assets of approximately $7.1 million to be partially impaired. Although an agreement has not yet been signed, the Company expects to have a new agreement in place by the end of the third quarter.

Steel is a key component in the products that we sell. In the past year, the price of scrap steel, which is used by mini-mills to manufacture many steel products, has more than doubled. Although steel scrap prices moderated somewhat in June, they have risen significantly during the month of July. Producers and other suppliers continue to quote high prices or are quoting monthly price surcharges. Some of our suppliers are experiencing supply problems. Since many of the Company's projects can be six months to twenty-four months in duration, we find ourselves caught in the middle of some of these pricing and availability issues. While we believe this highly unusual situation to be temporary in nature, it could have a negative impact on the Company's sales volumes, results of operations and cash flows until the market normalizes.

In 2003, we received an increased but still limited supply of sheet piling from our exclusive supplier. The sheet piling supply is still not adequately consistent and reliable for our piling business to grow profitably. We expect this year to be pivotal in determining whether sheet piling will contribute to the future growth of this business.

Last year we began implementing Lean Enterprise (Lean) across the organization. Lean is a methodology as well as a mindset, utilized in managing a business that focuses on the execution and continuous improvement of all business processes with the objective of maximizing speed and flexibility at the lowest cost. Proper implementation of Lean can lead to other benefits such as better quality control and improved worker safety.

Lean has commenced at all of our manufacturing facilities and the preliminary results have been positive, with significant improvement in productivity in several manufacturing processes. For these improvements to make a significant impact on our financial results, we must experience increased volumes at these facilities.

A substantial portion of the Company's operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. The most recent extension of the federal highway and transit bill (TEA-21) is to expire in September, 2004, as reauthorization of a successor bill continues to be delayed. A new highway and transit bill is important to the future growth and profitability of many of the Company's businesses. Additionally, government actions concerning taxation, tariffs, the environment, or other matters could impact the operating results of the Company. The Company's operating results may also be affected negatively by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at June 30, 2004, was approximately $119.4 million. The following table provides the backlog by business segment:

                                                    Backlog
                              --------------------------------------------------
                                June 30,        December 31,       June 30,
(In thousands)                    2004              2003             2003
--------------------------------------------------------------------------------
Rail Products                  $ 37,702           $ 37,529        $ 41,023
Construction Products            78,030             67,100          74,780
Tubular Products                  3,639              1,035           4,421
--------------------------------------------------------------------------------
                     Total     $119,371           $105,664        $120,224
================================================================================

The increase in Construction segment backlog from December 31, 2003, resulted from increases in concrete buildings and earth retention walls, and piling backlog. Increases in threaded pipe and pipe coating services improved the Tubular segment backlog from 2003 year end.

The decline in Rail segment backlog from June 30, 2003 reflects a reduction in transit products backlog, while the increase in Construction products' backlog resulted primarily from an increase in concrete earth retention wall backlog.


                    Market Risk and Risk Management Policies
                    ----------------------------------------

The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company's primary source of variable-rate debt comes from its revolving credit agreement. In conjunction with the Company's debt refinancing in the third quarter of 2002, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and has applied mark-to-market accounting prospectively. The Company has a LIBOR-based interest rate collar agreement, which became effective in March 2001 and expires in March 2006, with a notional value of $15,000,000, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the collar agreement has the option, on March 6, 2005, to convert the $15,000,000 collar to a one-year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of this collar agreement was a liability of $611,000 as of June 30, 2004. The Company also had a LIBOR-based interest rate collar agreement, which became effective in April 2001 and expires in April 2006, with a notional value of $10,000,000, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counter-party to the collar agreement had the option, on

April 18, 2004, to convert the $10,000,000 collar to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. In April 2004, prior to the counter-party option, the Company terminated this interest rate collar agreement by purchasing it for its fair value of $707,000.

Although these derivatives are not deemed to be effective hedges of the new credit facility in accordance with the provisions of SFAS 133, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these interest rate collars in its consolidated statements of operations. During the second quarter of 2004 and 2003, the Company recognized $416,000 of income and $121,000 of expense, respectively, to adjust these instruments to fair value. For the six months ended June 2004 and 2003, the Company recognized $374,000 of income and $110,000 of expense, respectively, to adjust these instruments to fair value. The Company continues to apply cash flow hedge accounting to interest rate swaps.

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

The remaining interest rate collar agreement has a minimum annual interest rate of 5.00% to a maximum annual interest rate of 5.60%. Since the interest rate on the revolving credit agreement floats with the short-term market rate of interest, the Company is exposed to the risk that these interest rates may decrease below the minimum annual interest rate on the interest rate collar agreement. The effect of a 1% decrease in the applicable interest rate below the 5.00% minimum annual interest rate on $21.0 million of outstanding floating rate debt would result in increased annual interest costs of approximately $0.2 million.

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




                            PART II OTHER INFORMATION
                            -------------------------

Item 1. LEGAL PROCEEDINGS
-------------------------

See Note 10, "Commitments and Contingent Liabilities", to the Condensed Consolidated Financial Statements.


Item 4. RESULTS OF VOTES OF SECURITY HOLDERS
--------------------------------------------

At the Company's annual meeting held on May 26, 2004, the following individuals were elected to the Board of Directors:

                                    For                                Withheld
Name                                Election                           Authority
--------------------------------------------------------------------------------

Lee B. Foster II                    9,411,804                          36,174
Stan L. Hasselbusch                 9,365,949                          82,029
Henry J. Massman IV                 9,411,990                          35,988
Diane B. Owen                       9,411,990                          35,988
John W. Puth                        9,388,108                          59,870
William H. Rackoff                  9,411,890                          36,088

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

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

   *  10.16    Lease between Registrant and Suwanee Creek Business Center, LLC dated February 13, 2004.

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

   *  10.21    Stock Purchase Agreement, dated June 3, 1999 by and among the
               Registrant and the shareholders of CXT Incorporated.

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

    * 10.46    Leased Vehicle Plan as amended and restated on June 9, 2004. **

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

      10.55    2004 Management Incentive Compensation Plan, filed as Exhibit
               10.55 to Form 10-K for the year ended December 31, 2003.

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

               On July 21, 2004, the Registrant filed a current report on Form 8-K under Item 12 announcing second quarter results.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        L.B. FOSTER COMPANY
                                        -------------------
                                            (Registrant)


Date:  August 12, 2004                  By: /s/David J. Russo
       ---------------                  ---------------------
                                        David J. Russo
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                       (Duly Authorized Officer of Registrant)