Form 10-Q
period 2004-09-30
FOSTER L B CO
filed 2004-11-12
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    September 30, 2004

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

    Class                                  Outstanding at November 2, 2004

 Common Stock, Par Value $.01                    10,034,395 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX
                                      -----


PART I.  Financial Information                                           Page
-------  ---------------------                                           ----

    Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets                         3

             Condensed Consolidated Statements of Operations               4

             Condensed Consolidated Statements of Cash Flows               5

             Notes to Condensed Consolidated
                Financial Statements                                       6

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations             13

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk   21

    Item 4.  Controls and Procedures                                      21


PART II.  Other Information
--------  -----------------

    Item 1.    Legal Proceedings                                          21

    Item 6.    Exhibits                                                   21


Signature                                                                 24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                             September 30,       December 31,
                                                 2004                2003
                                             --------------      --------------
ASSETS                                        (Unaudited)
Current Assets:
  Cash and cash equivalents                       $    183           $   4,134
  Accounts and notes receivable:
    Trade                                           49,495              34,668
    Other                                               39                 105
                                             --------------      --------------
                                                    49,534              34,773
  Inventories                                       46,034              36,894
  Current deferred tax assets                        1,413               1,413
  Other current assets                                 916                 877
  Property held for resale                               -                 446
                                             --------------      --------------
Total Current Assets                                98,080              78,537
                                             --------------      --------------

Property, Plant & Equipment - At Cost               70,709              70,814
Less Accumulated Depreciation                      (39,472)            (37,679)
                                             --------------      --------------
                                                    31,237              33,135
                                             --------------      --------------
Other Assets:
  Goodwill                                             350                 350
  Other intangibles - net                              470                 585
  Investments                                       14,450              13,707
  Deferred tax assets                                4,107               4,095
  Other assets                                          72                 750
                                             --------------      --------------
Total Other Assets                                  19,449              19,487
                                             --------------      --------------
TOTAL ASSETS                                      $148,766            $131,159
                                             ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt            $    459            $    611
  Short-term borrowings expected to be
      refinanced, due September 2005                22,775                   -
  Accounts payable - trade                          32,160              23,874
  Accrued payroll and employee benefits              3,448               2,909
  Current deferred tax liabilities                   1,749               1,749
  Other accrued liabilities                          3,603               2,550
                                             --------------      --------------
Total Current Liabilities                           64,194              31,693
                                             --------------      --------------

Long-Term Borrowings                                     -              17,000
                                             --------------      --------------
Other Long-Term Debt                                 3,505               3,858
                                             --------------      --------------
Deferred Tax Liabilities                             3,653               3,653
                                             --------------      --------------
Other Long-Term Liabilites                           2,707               4,411
                                             --------------      --------------

STOCKHOLDERS' EQUITY:
  Common stock                                         102                 102
  Paid-in capital                                   35,100              35,018
  Retained earnings                                 40,923              38,399
  Treasury stock                                      (724)             (2,304)
  Accumulated other comprehensive loss                (694)               (671)
                                             --------------      --------------
Total Stockholders' Equity                          74,707              70,544
                                             --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $148,766            $131,159
                                             ==============      ==============

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                Three Months                         Nine Months
                                                                   Ended                                Ended
                                                                September 30,                       September 30,
                                                     --------------------------------      --------------------------------
                                                          2004             2003                 2004             2003
                                                     --------------------------------      --------------------------------
                                                               (Unaudited)                           (Unaudited)

Net Sales                                                 $  85,858        $  75,802            $ 228,137        $ 211,117
Cost of Goods Sold                                           76,534           66,261              203,498          185,447
                                                     ---------------   --------------      ---------------   --------------
Gross Profit                                                  9,324            9,541               24,639           25,670

Selling and Administrative Expenses                           6,993            7,096               20,448           20,493
Interest Expense                                                452              576                1,384            1,733
Other Income                                                   (222)            (381)              (1,266)            (755)
                                                     ---------------   --------------      ---------------   --------------
                                                              7,223            7,291               20,566           21,471
                                                     ---------------   --------------      ---------------   --------------

Income From Continuing Operations Before
  Income Taxes                                                2,101            2,250                4,073            4,199

Income Taxes                                                    759              871                1,549            1,633
                                                     ---------------   --------------      ---------------   --------------

Income From Continuing Operations                             1,342            1,379                2,524            2,566

Discontinued Operations:
Loss From Operations of Foster Technologies                       -              (70)                   -             (510)
Income Tax Benefit                                                -           (1,616)                   -           (1,789)
                                                     ---------------   --------------      ---------------   --------------
Income From Discontinued Operations                               -            1,546                    -            1,279
                                                     ---------------   --------------      ---------------   --------------

Net Income                                                $   1,342        $   2,925            $   2,524        $   3,845
                                                     ===============   ==============      ===============   ==============

Basic & Diluted Earnings Per Common Share:
  From Continuing Operations                               $   0.13         $   0.14             $   0.25         $   0.27
  From Discontinued Operations, Net of Tax                        -             0.16                    -             0.13
                                                     ---------------   --------------      ---------------   --------------
Basic & Diluted Earnings Per Common Share                  $   0.13         $   0.30             $   0.25         $   0.40
                                                     ===============   ==============      ===============   ==============

See Notes to Condensed Consolidated Financial Statements.

                 L. B. FOSTER COMPANY AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                     Nine Months
                                                                                 Ended September 30,
                                                                                2004              2003
                                                                            -------------     -------------
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations                                               $  2,524           $ 2,566
Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Depreciation and amortization                                                  3,915             3,831
    (Gain) loss on sale of property, plant and equipment                            (302)              211
    Unrealized gain on derivative mark-to-market                                    (406)             (217)
Change in operating assets and liabilities:
    Accounts receivable                                                          (14,761)          (10,522)
    Inventories                                                                   (9,140)           (3,774)
    Other current assets                                                             (39)             (348)
    Other noncurrent assets                                                          (66)             (548)
    Accounts payable - trade                                                       8,286             6,396
    Accrued payroll and employee benefits                                            539               759
    Other current liabilities                                                      1,053             1,457
    Other liabilities                                                             (1,333)             (379)
                                                                            -------------     -------------
  Net Cash Used by Operating Activities                                           (9,730)             (568)
                                                                            -------------     -------------
  Net Cash Provided by Discontinued Operations                                         -               147
                                                                            -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant and equipment                              982                 9
    Capital expenditures on property, plant and equipment                         (2,135)           (2,037)
                                                                            -------------     -------------
  Net Cash Used by Investing Activities                                           (1,153)           (2,028)
                                                                            -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds (repayments) of revolving credit agreement borrowings                 5,775              (828)
    Exercise of stock options and stock awards                                     1,662               304
    Repayments of long-term debt                                                    (505)             (663)
                                                                            -------------     -------------
  Net Cash Provided (Used) by Financing Activities                                 6,932            (1,187)
                                                                            -------------     -------------

Net Decrease in Cash and Cash Equivalents                                         (3,951)           (3,636)

Cash and Cash Equivalents at Beginning of Period                                   4,134             3,653
                                                                            -------------     -------------
Cash and Cash Equivalents at End of Period                                      $    183           $    17
                                                                            =============     =============

Supplemental Disclosure of Cash Flow Information:

    Interest Paid                                                               $  1,208           $ 1,559
                                                                            =============     =============
    Income Taxes Paid                                                           $    185           $   269
                                                                            =============     =============

During the first nine months of 2003, the Company financed $186,000 of capital expenditures through the execution of capital leases.

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


2. ACCOUNTING PRINCIPLES
------------------------

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 132 (Revised 2003) - "Employers' Disclosures about Pensions and Other Post-retirement Benefits" (SFAS 132R), that replaces existing FASB disclosure requirements for pensions and other post-retirement benefit plans. SFAS 132R requires companies to provide more complete details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded disclosures, the standard improves information available to investors in interim financial statements. With certain exceptions, SFAS 132R was effective for fiscal years ending after December 31, 2003 and for quarters beginning after December 31, 2003. See Note 6 for the additional disclosures required by SFAS 132R.

Stock-based compensation
------------------------

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) and applies the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized.

The following table illustrates the effect on the Company's income from continuing operations and earnings per share had compensation expense for the Company's stock option plans been applied using the method required by SFAS 123.


                                                                        Three Months Ended            Nine Months Ended
                                                                          September 30,                 September 30,
In thousands, except per share amounts                                 2004           2003            2004        2003
---------------------------------------------------------------------------------------------------------------------------
Net income from continuing operations, as reported                    $1,342         $1,379         $2,524      $2,566
Add:  Stock-based employee compensation expense included in
  reported net income, net of related tax effects                          -              -              -           -
Deduct:  Total stock-based employee compensation expense
  determined under fair value method for all awards,
  net of related tax effects                                              40             61            185         203
---------------------------------------------------------------------------------------------------------------------------
Pro forma income from continuing operations                           $1,302         $1,318         $2,339      $2,363
===========================================================================================================================
Earnings per share from continuing operations:
  Basic, as reported                                                  $0.13          $0.14          $0.25       $0.27
  Basic, pro forma                                                    $0.13          $0.14          $0.24       $0.25
  Diluted, as reported                                                $0.13          $0.14          $0.25       $0.27
  Diluted, pro forma                                                  $0.13          $0.13          $0.23       $0.24
===========================================================================================================================

Pro forma information regarding net income and earnings per share for options granted has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. There were no stock options granted to employees in the third quarter of 2004 or 2003. The following weighted-average assumptions were used for grants in the nine months ending September 30, 2004 and 2003, respectively: risk-free interest rates of 4.74% and 3.56%; dividend yield of 0.0% for both periods; volatility factors of the expected market price of the Company's Common stock of .28 and .32; and a weighted-average expected life of the option of ten years. The weighted-average fair value of the options granted in the nine months ending September 30, 2004 and 2003 was $3.91 and $2.11, respectively.


3. ACCOUNTS RECEIVABLE
----------------------

Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at September 30, 2004 and December 31, 2003 have been reduced by an allowance for doubtful accounts of ($970,000) and ($827,000), respectively. Bad debt expense was $143,000 and $123,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.


4. INVENTORIES
--------------

Inventories of the Company at September 30, 2004 and December 31, 2003 are summarized as follows in thousands:

                                          September 30,           December 31,
                                              2004                     2003
------------------------------------------------------------------------------

Finished goods                             $  27,258                $  20,216
Work-in-process                               11,024                    7,379
Raw materials                                 10,696                   11,133
------------------------------------------------------------------------------

Total inventories at current costs            48,978                   38,728
(Less):
LIFO reserve                                 (2,344)                  (1,234)
Inventory valuation reserve                    (600)                    (600)
------------------------------------------------------------------------------
                                           $  46,034                $  36,894
==============================================================================

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

The Company's funding policy for defined benefit plans is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. Net periodic pension costs for the three months and nine months ended September 30, 2004 and 2003 are as follows:


                                          Three Months Ended               Nine Months Ended
                                            September 30,                    September 30,
(in thousands)                           2004           2003              2004            2003
--------------------------------------------------------------------------------------------------
Service cost                            $  14           $  15             $  42          $  44
Interest cost                              51              49               152            147
Expected return on plan assets            (44)            (34)             (132)          (100)
Amortization of prior service cost          2               2                 6              6
Recognized net actuarial loss              13              13                39             39
--------------------------------------------------------------------------------------------------
Net periodic benefit cost               $  36           $  45             $ 107          $ 136
==================================================================================================

The Company expects to contribute $360,000 to its defined benefit plans in 2004. As of September 30, 2004, $338,000 of contributions have been made.

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

The expense associated with the defined contribution plans for the nine months ended September 30 was $452,000 in 2004 and $404,000 in 2003.


7. BORROWINGS
-------------

On September 26, 2002, the Company entered into a new credit agreement with a syndicate of three banks led by PNC Bank, N.A. The agreement provides for a revolving credit facility of up to $60,000,000 in borrowings to support the Company's working capital and other liquidity requirements.

The revolving credit facility, which matures in September 2005, is secured by substantially all of the inventory and trade receivables owned by the Company. Availability under the agreement is limited by the amount of eligible inventory and accounts receivable applied against certain advance rates. At September 30, 2004, the remaining available borrowings under this agreement were approximately $23,957,000. Interest on the credit facility is based on LIBOR plus a spread ranging from 1.75% to 2.50%. The balance outstanding on this facility is $22,775,000 and has been reclassified as "short-term borrowings expected to be refinanced" in the current liability section of the September 30, 2004 Condensed Consolidated Balance Sheets, since the agreement expires in less than twelve months. The Company has already received proposals and intends to renew or replace this credit agreement prior to its expiration in September 2005.

The agreement includes financial covenants requiring a minimum net worth and a minimum level for the fixed charge coverage ratio. The agreement also restricts dividends, investments, indebtedness, and the sale of certain assets. On September 8, 2003, the first amendment to this agreement allowed for the sale of the Company's equity interest in a specialty trackwork supplier. For more information regarding the transaction, see "Other Matters" in the Management's Discussion and Analysis section of this report. As of September 30, 2004, the Company was in compliance with all of the agreement's covenants.

8. DISCONTINUED OPERATIONS
--------------------------

In February 2003, substantially all of the assets of Rail segment's rail signaling and communication device business were sold for $300,000. The operations of the rail signaling and communication device business qualified as a "component of an entity" under Statement of Financial Accounting Standards No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and thus, the operations were classified as discontinued and prior periods have been restated. During the third quarter of 2003, the Company recognized a $1,616,000 income tax benefit from the release of a valuation allowance against foreign net operating losses that were utilized as a result of the dissolution of this subsidiary.

Net sales and the results from discontinued operations were as follows:

                                    Three Months Ended        Nine Months Ended
In thousands                        September 30, 2003        September 30, 2003
--------------------------------------------------------------------------------
Net sales                                  $     -               $     1
--------------------------------------------------------------------------------
Pretax operating loss                      $   (70)              $  (440)
Pretax loss on disposal                          -                   (70)
Income tax benefit                           1,616                 1,789
--------------------------------------------------------------------------------
Income from discontinued operations        $ 1,546               $ 1,279
================================================================================


9. EARNINGS PER COMMON SHARE
----------------------------

The following table sets forth the computation of basic and diluted earnings per common share:

                                                              Three Months Ended                        Nine Months Ended
                                                                 September 30,                             September 30,
(in thousands, except earnings per share)                  2004                2003                  2004                 2003
-----------------------------------------------------------------------------------------------------------------------------------
Numerator:
  Numerator for basic and diluted
    earnings per common share -
    net income available to common
    stockholders:
    Income from continuing operations                      $  1,342             $  1,379              $  2,524            $  2,566
    Income from discontinued operations                           -                1,546                     -               1,279
-----------------------------------------------------------------------------------------------------------------------------------
  Net income                                               $  1,342             $  2,925              $  2,524            $  3,845
===================================================================================================================================
Denominator:
    Weighted average shares                                  10,018                9,593                 9,924               9,562
-----------------------------------------------------------------------------------------------------------------------------------
  Denominator for basic earnings
    per common share                                         10,018                9,593                 9,924               9,562

Effect of dilutive securities:
    Contingent issuable shares                                    -                    -                     -                   1
    Employee stock options                                      288                  181                   313                 119
-----------------------------------------------------------------------------------------------------------------------------------
  Dilutive potential common shares                              288                  181                   313                 120

  Denominator for diluted earnings
    per common share - adjusted weighted
    average shares and assumed conversions                   10,306                9,774                10,237               9,682
===================================================================================================================================
Basic and diluted earnings per common
  share:
  Continuing operations                                     $  0.13             $   0.14               $  0.25             $  0.27
  Discontinued operations                                         -                 0.16                     -                0.13
-----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share                 $  0.13             $   0.30               $  0.25             $  0.40
===================================================================================================================================

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

In 2000, the Company's subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Due to a variety of factors, including deficiencies in the owner's project specifications, the panels have deteriorated and the owner either has replaced or is in the process of replacing these panels. The general contractor and the owner are currently engaged in dispute resolution procedures, which probably will continue through the second quarter of 2005. The general contractor has notified the Company that, depending on the outcome of these proceedings, it may file a suit against the Company's subsidiary. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit.

In the second quarter of 2004, a gas company filed a complaint against the Company in Allegheny County, PA, alleging that in 1989 the Company had applied epoxy coating on 25,000 feet of pipe and that, as a result of inadequate surface preparation of the pipe, the coating had blistered and deteriorated. The Company does not believe that the gas company's alleged problems are the Company's responsibility. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit.

Another gas supply company filed suit against the Company in August, 2004, in Erie County, NY alleging that pipe coating which the Company furnished in 1989 had deteriorated and that the gas supply company has incurred $1,000,000 in damages. The Company does not, however, believe that the gas supply company's alleged problem is the Company's responsibility. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit.

At September 30, 2004, the Company had outstanding letters of credit of approximately $2,913,000.


11. BUSINESS SEGMENTS
---------------------

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits of the Company by segment:


                          Three Months Ended               Nine Months Ended
                          September 30, 2004               September 30, 2004
--------------------------------------------------------------------------------
                         Net         Segment               Net         Segment
(in thousands)          Sales        Profit               Sales        Profit
--------------------------------------------------------------------------------
Rail products          $ 40,996      $  1,258            $115,682      $  3,252
Construction products    40,535         1,517              99,731           618
Tubular products          4,327           511              12,724         1,270
--------------------------------------------------------------------------------
  Total                $ 85,858      $  3,286            $228,137      $  5,140
================================================================================

                          Three Months Ended                Nine Months Ended
                          September 30, 2003                September 30, 2003
--------------------------------------------------------------------------------

                          Net         Segment               Net         Segment
(in thousands)           Sales        Profit               Sales        Profit
--------------------------------------------------------------------------------
Rail products          $ 35,790      $    546            $105,125      $  2,422
Construction products    35,228         1,553              92,661         1,834
Tubular products          4,784           840              13,331         1,763
--------------------------------------------------------------------------------
  Total                $ 75,802      $  2,939            $211,117      $  6,019
================================================================================

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1-% per month. There has been no change in the measurement of segment profit from December 31, 2003.

The following table provides a reconciliation of reportable net profit to the Company's consolidated total:

                                                               Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
(in thousands)                                                2004           2003           2004           2003
-------------------------------------------------------------------------------------------------------------------
Income for reportable segments                                $ 3,286        $ 2,939        $ 5,140        $ 6,019
Cost of capital for reportable segments                         2,732          2,552          7,812          7,639
Interest expense                                                 (452)          (576)        (1,384)        (1,733)
Other income                                                      222            381          1,266            755
Corporate expense and other unallocated charges                (3,687)        (3,046)        (8,761)        (8,481)
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations, before income taxes        $ 2,101        $ 2,250        $ 4,073        $ 4,199
===================================================================================================================


12. COMPREHENSIVE INCOME
------------------------

Comprehensive income represents net income plus certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:


                                                                     Three Months Ended                  Nine Months Ended
                                                                        September 30,                      September 30,
(in thousands)                                                     2004              2003              2004               2003
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                       $1,342             $2,925            $2,524            $3,845
Unrealized derivative gains on cash flow hedges                       9                 17                37                41
Foreign currency translation (losses) gains                         (66)                 -               (60)                8
Reclassification adjustment for foreign currency
   translation losses included in net income                          -                  -                 -                48
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                             $1,285             $2,942            $2,501            $3,942
====================================================================================================================================


13. RISKS AND UNCERTAINTIES
---------------------------

The Company's CXT Rail operations and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. An agreement to supply concrete ties to this railroad expired in September 2003. The Company is still selling ties to this customer, although there are no longer annual minimum quantity requirements. In December 2003, the Company bid on a new concrete tie supply agreement. If the bid is successful, the Company will be required to establish a new facility and to substantially renovate an existing facility to service this agreement, which would require a significant capital investment. Depending on the results of the bidding process, the value of our two existing tie facilities with total net assets of approximately $6,565,000 may become partially impaired. The results of this process are expected to be finalized in the fourth quarter of 2004.


14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
-----------------------------------------------------------

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

The Company has a LIBOR-based interest rate collar agreement, which became effective in March 2001 and expires in March 2006, with a notional value of $15,000,000, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the collar agreement has the option, on March 6, 2005, to convert the $15,000,000 collar to a one-year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of this collar agreement was a liability of $579,000 as of September 30, 2004. The Company also had a LIBOR-based interest rate collar agreement, which became effective in April 2001 and would have expired in April 2006, with a notional value of $10,000,000, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counter-party to the collar agreement had the option, on April 18, 2004, to convert the $10,000,000 collar to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. In April 2004, prior to the counter-party option, the Company terminated this interest rate collar agreement by purchasing it for its fair value of $707,000.

Although these derivatives are not deemed to be effective hedges of the new credit facility in accordance with the provisions of SFAS 133, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these interest rate collars in its consolidated statements of operations. During the third quarter of 2004 and 2003, the Company recognized $31,000 of income and $327,000 of income, respectively, to adjust these instruments to fair value. For the nine months ended September 2004 and 2003, the Company recognized $406,000 of income and $217,000 of income, respectively, to adjust these instruments to fair value. The Company continues to apply cash flow hedge accounting to interest rate swaps.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------

                                    Overview
General
-------

L. B. Foster Company is a manufacturer, fabricator and distributor of products utilized in the transportation infrastructure, construction and utility markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.

Recent Developments
-------------------

Due to the escalation of steel prices, the Company recorded a $1.0 million LIFO provision in the third quarter of 2004. A number of factors, including product mix, ending inventory levels, and steel prices will determine the additional LIFO provision to be recorded in the fourth quarter.

                          Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company's policies or estimates since December 31, 2003. For more information regarding the Company's critical accounting policies, please see the Management's Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2003.

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

On October 13, 2004, the FASB concluded that Statement 123R, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95" (SFAS 123R), which would require all companies to measure compensation cost for all shared-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. This Statement would eliminate the ability to account for stock-based compensation transactions using APB 25 and, generally, would require instead that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The FASB's current plan is to issue a final Statement on or around December 15, 2004. The Company is currently evaluating the impact of SFAS 123R.


                                                     Results of Operations


                                                                 Three Months Ended                       Nine Months Ended
                                                                   September 30,                            September 30,
                                                         -----------------------------------      ----------------------------------
                                                              2004                2003                 2004               2003
                                                         -----------------------------------      ----------------------------------
                                                                                 (Dollars in thousands)
Net Sales:
      Rail Products                                            $ 40,996            $ 35,790             $115,682           $105,125
      Construction Products                                      40,535              35,228               99,731             92,661
      Tubular Products                                            4,327               4,784               12,724             13,331
                                                         -----------------------------------      ----------------------------------
          Total Net Sales                                      $ 85,858            $ 75,802             $228,137           $211,117
                                                         ===================================      ==================================
Gross Profit:
      Rail Products                                            $  4,344            $  3,727             $ 12,442           $ 11,735
      Construction Products                                       5,383               5,144               11,908             12,307
      Tubular Products                                              921               1,224                2,561              3,076
      Other                                                      (1,324)               (554)              (2,272)            (1,448)
                                                         -----------------------------------      ----------------------------------
          Total Gross Profit                                      9,324               9,541               24,639             25,670
                                                         -----------------------------------      ----------------------------------

Expenses:
      Selling and administrative expenses                         6,993               7,096               20,448             20,493
      Interest expense                                              452                 576                1,384              1,733
      Other income                                                 (222)               (381)              (1,266)              (755)
                                                         -----------------------------------      ----------------------------------
          Total Expenses                                          7,223               7,291               20,566             21,471
                                                         -----------------------------------      ----------------------------------

Income From Continuing Operations
      Before Income Taxes                                         2,101               2,250                4,073              4,199
Income Tax Expense                                                  759                 871                1,549              1,633
                                                         -----------------------------------      ----------------------------------

Income From Continuing Operations                                 1,342               1,379                2,524              2,566

Discontinued Operations:
      Loss From Operations of Foster Technologies                     -                 (70)                   -               (510)
      Income Tax Benefit                                              -              (1,616)                   -             (1,789)
                                                         -----------------------------------      ----------------------------------
Income From Discontinued Operations                                   -               1,546                    -              1,279

                                                         -----------------------------------      ----------------------------------
Net Income                                                     $  1,342            $  2,925             $  2,524           $  3,845
                                                         ===================================      ==================================

Gross Profit %:
      Rail Products                                               10.6%               10.4%                10.8%              11.2%
      Construction Products                                       13.3%               14.6%                11.9%              13.3%
      Tubular Products                                            21.3%               25.6%                20.1%              23.1%
          Total Gross Profit                                      10.9%               12.6%                10.8%              12.2%

Third Quarter 2004 Results of Operations
----------------------------------------

Net income for the third quarter of 2004 was $1.3 million ($0.13 per share) on net sales of $85.9 million. Net income for the third quarter of 2003 was $2.9 million ($0.30 per share) and included $1.5 million ($0.16 per share) from discontinued operations primarily related to tax benefits from the dissolution of the Company's Foster Technologies subsidiary. The third quarter of 2003 income from continuing operations was $1.4 million ($0.14 per share) on net sales of $75.8 million.

Net sales for the third quarter of 2004 were $10.1 million higher than in the same period of 2003. The improvement came from our Rail and Construction segments. Rail segment sales increased almost 15% due primarily to an increase in sales of rail distribution products. Construction products' net sales also increased 15% due to an increase in sales of piling products, primarily H-beam piling. Tubular products' sales declined almost 10% due to a reduction in pipe coating service sales as certain pipeline projects have been delayed due to rising steel costs.

The Company's gross profit margin declined to 10.9% in the third quarter of 2004 compared to 12.6% in the same period of 2003. Rail products' profit margin remained steady in the third quarter comparison. The 1.3 percentage point decline in Construction products' margin was due primarily to decreased margins in our fabricated products business as heightened competition for less business has decreased selling prices, and lower volumes have created plant inefficiencies at our fabricated products facilities. Tubular products' gross profit margin fell 4.3 percentage points as volumes through our Birmingham, AL pipe-coating plant decreased and resulted in unabsorbed plant expenses. The Company uses the LIFO method to value its inventory and accordingly, an estimated LIFO provision of $1.0 million was recorded as a result of escalating steel prices. The LIFO charge reduced the consolidated gross profit margin by
1.1 percentage points.

Selling and administrative expenses declined 1% from the same prior year period. Interest expense declined 21.5% from the prior year period due principally to the April 2004 retirement of a $10.0 million notional amount LIBOR-based interest rate collar agreement. See "Market Risk and Risk Management Policies" for more details on this matter. Other income decreased almost 42%, or $0.2 million, primarily as a result of a decrease in the mark-to-market income adjustment recorded in the third quarter of 2004 related to our remaining interest rate collar.


First Nine Months of 2004 Results of Operations
-----------------------------------------------

For the first nine months of 2004, net income was $2.5 million ($0.25 per share) on net sales of $228.1 million. Net income for the first nine months of 2003 was $3.8 million ($0.40 per share) on net sales of $211.1 million. The prior year results included income from discontinued operations of $1.3 million ($0.13 per share) primarily related to tax benefits from the dissolution of the Company's Foster Technologies subsidiary.

Net sales for 2004 increased 8.1% over the first nine months of 2003. Rail segment sales increased 10.0% due primarily to an increase in rail distribution and concrete tie sales. Construction products' net sales increased 7.6% due to an increase in H-beam piling sales. Tubular products' sales declined 4.6% from last year's first nine months. As previously mentioned, the high cost of steel has caused certain pipeline project delays and, in turn, our pipe-coating service sales have declined.

The Company's gross profit margin declined 1.4 percentage points to 10.8%. All three of the Company's segments contributed to the decline. Rail products' profit margin declined 0.4 percentage points due to the write-down of slow-moving inventory for trackwork and transit products, and scrap variances recorded in the concrete tie operations. The 1.4 percentage point decline in Construction products' margin was due, in part, to the previously-mentioned decline in margins for our fabricated products businesses, as well as low volume inefficiency costs at our Spokane, WA concrete buildings plant during the first half of 2004. Tubular products' gross profit margin declined 3.0 percentage points due to unabsorbed plant expenses that resulted from the decline in pipe coating sales, mentioned above. As a result of escalating steel prices, the

Company recorded an estimated LIFO provision of $1.1 million that reduced its consolidated gross profit margin by 0.5 percentage points.

Selling and administrative expenses remained at 2003 levels. Interest expense declined 20.0% from the prior year as a result of the previously mentioned collar retirement and a reduction in average borrowing levels during the current year. Other income increased $0.5 million primarily as a result of the year-to-date mark-to-market adjustment recorded by the Company related to our remaining interest rate collar and the first quarter gain on the sale of the Company's former Newport, KY pipe coating machinery and equipment which had been classified as "held for resale."


                         Liquidity and Capital Resources

The Company's capitalization is as follows:

                                         September 30,            December 31,
(in thousands)                                2004                    2003
--------------------------------------------------------------------------------
Debt:
Revolving credit facility                  $  22,775               $  17,000
Capital leases                                 1,248                   1,616
Other (primarily revenue bonds)                2,716                   2,853
--------------------------------------------------------------------------------
  Total Debt                                  26,739                  21,469
--------------------------------------------------------------------------------
Equity                                        74,707                  70,544
--------------------------------------------------------------------------------
Total Capitalization                       $ 101,446               $  92,013
================================================================================

Debt as a percentage of capitalization (debt plus equity) increased to 26% from 23% at the 2003 year end. Working capital was $33.9 million at September 30, 2004 compared to $46.8 million at December 31, 2003. This decrease is mainly attributable to the reclassification of the Company's revolving credit facility, which expires in September 2005, to "short-term borrowings expected to be refinanced." The Company has already received proposals and intends to renew or replace this credit agreement prior to its expiration.

The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. The following table summarized the impact of these items:

                                                           September 30,
(in thousands)                                          2004            2003
--------------------------------------------------------------------------------
Liquidity needs:
Working capital and other assets and liabilities    $ (15,461)       $ (6,959)
Capital expenditures, net of asset sales               (1,153)         (2,028)
Scheduled debt service obligations - net                 (505)           (663)
Cash interest                                          (1,208)         (1,559)
--------------------------------------------------------------------------------
  Net liquidity requirements                          (18,327)        (11,209)
--------------------------------------------------------------------------------
Liquidity sources (uses):
Internally generated cash flows before interest         6,939           7,950
Credit facility activity                                5,775            (828)
Equity transactions                                     1,662             304
Other                                                       -             147
--------------------------------------------------------------------------------
  Net liquidity sources                                14,376           7,573
--------------------------------------------------------------------------------
Net Change in Cash                                   $ (3,951)       $ (3,636)
================================================================================

Capital expenditures were $2.1 million for the first nine months of 2004 compared to $2.0 million in the same period of 2003. The amount of capital spending in 2004 will depend upon the outcome of the Company's bid on a concrete tie contract. A successful outcome will require the Company to establish a new facility and to substantially renovate an existing facility. Excluding business acquisitions and the potential concrete tie facilities, capital expenditures for 2004 are expected to be approximately $4.0 million, and funded by cash flow from operations and available external financing sources.

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

The Company has an agreement that provides for a revolving credit facility of up to $60.0 million in borrowings to support the Company's working capital and other liquidity requirements. The revolving credit facility, which matures in September 2005, is secured by substantially all of the Company's inventory and trade receivables. Availability under this agreement is limited by the amount of eligible inventory and accounts receivable applied against certain advance rates. Interest on the credit facility is based on LIBOR plus a spread ranging from 1.75% to 2.5%. Total revolving credit agreement borrowings at September 30, 2004 were $22.8 million, an increase of $5.8 million from December 31, 2003. At September 30, 2004, remaining available borrowings under this facility were approximately $24.0 million. The balance outstanding on this facility has been reclassified as "short-term borrowings expected to be refinanced" in the current liability section of the September 30, 2004 Condensed Consolidated Balance Sheets, since the agreement expires in less than twelve months. The Company has already received proposals and intends to renew or replace this credit agreement prior to its expiration in September 2005.

The credit agreement includes financial covenants requiring a minimum net worth and a minimum fixed charge coverage ratio. The primary restrictions to this agreement include investments, indebtedness, and the sale of certain assets. On September 8, 2003, the first amendment to this agreement allowed for the sale of the Company's equity interest in a specialty trackwork supplier. For more information regarding this transaction, see "Other Matters". As of September 30, 2004, the Company was in compliance with all of the agreement's covenants.

Outstanding letters of credit at September 30, 2004 were approximately $2.9 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.


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

At September 30, 2004, the Company's investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of approximately $5.5 million. The Company owns approximately 13.6% of the DM&E.

In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends are not paid timely, dividends accrue at an accelerated rate until those dividends are paid. In addition, penalty interest accrues and compounds annually until such dividends are paid. Subsequent issuances of Series C, C-1, and D Preferred Stock have all assumed distribution priority over the previous series, with series D not redeemable until 2008. As subsequent preferred series were issued, the Company, using its own valuation estimate, began reserving against the accelerated, penalty and compounded dividends on all preferred series given the delay in anticipated realization of the asset and the priority of redemption of the various issuances. At September 30, 2004, this reserve was approximately $3.5 million. The Company continues to evaluate the adequacy of this reserve.

In June 1997, the DM&E announced its plan to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to exceed $2.0 billion. The Surface Transportation Board (STB) approved the Project in January 2002. In October 2003, however, the 8th U.S. Circuit Court of Appeals remanded the matter to the STB and instructed the STB to address, in its environmental impact statement, the Project's effects on air quality, noise and vibration, and preservation of historic sites. On January 30, 2004, the 8th U. S. Circuit Court of Appeals denied petitions seeking a rehearing of the case.

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


                                  Other Matters

Specialty trackwork sales of the Company's Rail segment have declined since a decision was made to terminate our relationship with a principal trackwork supplier during the third quarter of 2002. In the third quarter of 2003, we exchanged our minority ownership interest and advances to this supplier for a $5.5 million promissory note from the supplier's owner, with principal and accrued interest to be repaid beginning in January 2008. The value of this note has been fully reserved and no gain or loss was recorded on this transaction. During the first nine months of 2004 and 2003, the volume of business the supplier conducted with the Company was approximately $1.5 million and $7.9 million, respectively. Substantially all of the order backlog has been completed.

During the first quarter of 2003, the Company sold certain assets and liabilities of its Foster Technologies subsidiary, engaged in the rail signaling and communication device business, for $0.3 million. This subsidiary had been classified as a discontinued operation in December 2002. During the first nine months of 2003, losses from this business were principally due to losses incurred up to the sale date, as well as certain charges taken primarily related to employee severance costs and an accrual for the remaining lease obligation. Income from this business during the third quarter of 2003 consisted of a tax benefit which resulted primarily from the release of a $1.6 million valuation allowance against foreign net operating losses.

We continue to evaluate the overall performance of our operations. A decision to down-size or terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.

                                     Outlook

Our CXT Rail operations and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. Our agreement to supply concrete ties to this railroad expired in September 2003. We are still selling ties to this customer, although there are no longer annual minimum quantity requirements. In December 2003, we bid on a new concrete tie supply agreement. If our bid is successful, we will be required to establish a new facility and to substantially renovate an existing facility to service this agreement, which would require a significant capital investment. Depending on the results of the bidding process, the value of our two existing tie facilities with total net assets of approximately $6.6 million may become partially impaired. The results of this process are expected to be finalized in the fourth quarter of 2004.

Steel is a key component in the products that we sell. The high price of scrap steel, which is used by mini-mills to manufacture many steel products, continues to play a significant role in our businesses. Producers and other suppliers continue to quote high prices or are quoting monthly price surcharges. Some of our suppliers are experiencing supply problems. Since many of the Company's projects can be six months to twenty-four months in duration, we have, on occasion, found ourselves caught in the middle of some of these pricing and availability issues. While we believe this highly unusual situation to be temporary in nature, it could have a negative impact on the Company's sales volumes, results of operations and cash flows until the market normalizes.

In 2003, we received an increased but still limited supply of sheet piling from our exclusive supplier. While insufficient sheet piling was available for the first half of 2004, the supply has improved during the third quarter.

A substantial portion of the Company's operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. The most recent extension of the federal highway and transit bill (TEA-21) is to expire in May, 2005, as reauthorization of a successor bill continues to be delayed. A new highway and transit bill is important to the future growth and profitability of many of the Company's businesses. Our fabricated products and rail transit businesses continue to be slow and are experiencing more competitive pressure due to the lack of new legislation. Additionally, government actions concerning taxation, tariffs, the environment, or other matters could impact the operating results of the Company. The Company's operating results may also be affected negatively by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at September 30, 2004, was approximately $102.8 million. The following table provides the backlog by business segment:

                                                                   Backlog
                                         -------------------------------------------------------------
                                          September 30,          December 31,         September 30,
(In thousands)                                 2004                  2003                  2003
------------------------------------------------------------------------------------------------------
Rail Products                              $  26,620             $  37,529             $  25,084
Construction Products                         73,460                67,100                74,219
Tubular Products                               2,687                 1,035                 1,731
------------------------------------------------------------------------------------------------------
                                Total      $ 102,767             $ 105,664             $ 101,034
======================================================================================================

                    Market Risk and Risk Management Policies

The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company's primary source of variable-rate debt comes from its revolving credit agreement. In conjunction with the Company's debt refinancing in the third quarter of 2002, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and has applied mark-to-market accounting prospectively. The Company has a LIBOR-based interest rate collar agreement, which became effective in March 2001 and expires in March 2006, with a notional value of $15,000,000, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the collar agreement has the option, on March 6, 2005, to convert the $15,000,000 collar to a one-year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of this collar agreement was a liability of $579,000 as of September 30, 2004. The Company also had a LIBOR-based interest rate collar agreement, which became effective in April 2001 and expires in April 2006, with a notional value of $10,000,000, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counter-party to the collar agreement had the option, on April 18, 2004, to convert the $10,000,000 collar to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. In April 2004, prior to the counter-party option, the Company terminated this interest rate collar agreement by purchasing it for its fair value of $707,000.

Although these derivatives are not deemed to be effective hedges of the new credit facility in accordance with the provisions of SFAS 133, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these interest rate collars in its consolidated statements of operations. During the third quarter of 2004 and 2003, the Company recognized $31,000 of income and $327,000 of income, respectively, to adjust these instruments to fair value. For the nine months ended September 2004 and 2003, the Company recognized $406,000 of income and $217,000 of income, respectively, to adjust these instruments to fair value. The Company continues to apply cash flow hedge accounting to interest rate swaps.

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

The remaining interest rate collar agreement has a minimum annual interest rate of 5.00% to a maximum annual interest rate of 5.60%. Since the interest rate on the revolving credit agreement floats with the short-term market rate of interest, the Company is exposed to the risk that these interest rates may decrease below the minimum annual interest rate on the interest rate collar agreement. The effect of a 1% decrease in rate of interest below the 5.00% minimum annual interest rate on $22.0 million of outstanding floating rate debt would result in increased annual interest costs of approximately $0.2 million.

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

The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. Additional delays in a Virginia steel mill's production of sheet piling products, or failure to produce substantial quantities of sheet piling products could adversely impact the Company's earnings. The inability to successfully negotiate a new sales contract with a current Class I railroad customer could have a negative impact on the operating results of the Company. The Company's businesses could be affected adversely by continued price increases in the steel scrap market. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, the impact of competition, the seasonality of the Company's business, the adequacy of internal and external sources of funds to meet financing needs, taxes, inflation and governmental regulations. Sentences containing words such as "believes," "intends,"
"anticipates," "expects," or "will" generally should be considered forward-looking statements.


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


Item 6. EXHIBITS
----------------

  Unless marked by an asterisk, all exhibits are incorporated by reference:

    3.1 Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

    3.2 Bylaws of the Registrant, as amended to date, filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002.

    4.0 Rights Amendment, dated as of May 15, 1997 between L. B.Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

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

    10.16 Lease between Registrant and Suwanee Creek Business Center, LLC dated February 13, 2004, and filed as Exhibit 10.16 to Form 10-Q for the quarter ended June 30, 2004.

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

    10.46 Leased Vehicle Plan as amended and restated on June 9, 2004, filed as Exhibit 10.46 to Form 10-Q for the quarter ended June 30, 2004.
             **

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





                                          L.B. FOSTER COMPANY
                                          -------------------
                                              (Registrant)


Date:  November 12, 2004                  By: /s/David J.Russo
       -----------------                  --------------------
                                          David J. Russo
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                         (Duly Authorized Officer of Registrant)