Form 10-K
period 2004-12-31
FOSTER L B CO
filed 2005-03-16
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 0-10436
L. B. FOSTER COMPANY
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1324733
(State of Incorporation)	(I.R.S. Employer Identification No.)

415 Holiday Drive, Pittsburgh, Pennsylvania (Address of principal executive offices)	15220 (Zip Code)
Registrant’s telephone number, including area code:
(412) 928-3417
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.01.
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No
      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $76,584,384.
      Indicate the number of shares outstanding of each one of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 28, 2005

Common Stock, Par Value $0.01	10,070,520 shares
      Documents Incorporated by Reference:
      Portions of the Proxy Statement prepared for the 2005 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12 and 14 of Part III.

PART I

ITEM 1.	BUSINESS
Summary Description of Businesses
      L. B. Foster Company is engaged in the manufacture, fabrication and distribution of products that serve the nation’s surface transportation infrastructure. As used herein, “Foster” or the “Company” means L. B. Foster Company and its divisions and subsidiaries, unless the context otherwise requires.
      For rail markets, Foster provides a full line of new and used rail, trackwork, and accessories to railroads, mines and industry. The Company also designs and produces concrete railroad ties, insulated rail joints, power rail, track fasteners, coverboards and special accessories for mass transit and other rail systems worldwide.
      For the construction industry, the Company sells steel sheet, H-bearing and pipe piling and rents steel sheet piling for foundation and earth retention requirements. In addition, Foster supplies fabricated structural steel, bridge decking, bridge railing, expansion joints, mechanically stabilized earth wall systems, precast concrete buildings and other products for highway construction and repair.
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

	Percentage of
	Net Sales

	2004	2003	2002

Rail Products	48%	48%	50%
Construction Products	46%	46%	45%
Tubular Products	6%	6%	5%

	100%	100%	100%

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

      The Company’s Trackwork division sells new and used rail, rail accessories, and produces trackwork for industrial markets.
      The Company’s CXT subsidiary manufactures engineered concrete railroad ties for the railroad and transit industries.
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
      Other construction products consist of precast concrete buildings, sold principally to national and state parks, and fabricated highway products. Fabricated highway products consist principally of fabricated structural steel, bridge decking, aluminum and steel bridge rail and other steel products, which are fabricated by the Company, as well as mechanically stabilized earth wall systems. The major purchasers of these products are contractors for state, municipal and other governmental projects.
      Sales of the Company’s construction products are partly dependent upon the level of activity in the construction industry. Accordingly, sales of these products have traditionally been somewhat higher during the second and third quarters than during the first and fourth quarters of each year.
TUBULAR PRODUCTS
      The Company provides fusion bond epoxy and other coatings for corrosion protection on oil, gas and other pipelines. The Company also supplies special pipe products such as water well casing, column pipe, couplings, and related products for agricultural, municipal and industrial water wells, as well as micropiles for construction foundation repair and slope stabilization.
MARKETING AND COMPETITION
      L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States through a national sales force of 72 employees, including outside sales, inside sales, and customer service representatives. The Company maintains 17 sales offices and 14 warehouse, plant and yard facilities throughout the country. During 2004, approximately 5% of the Company’s total sales were for export.
      The major markets for the Company’s products are highly competitive. Product availability, quality, service and price are principal factors of competition within each of these markets. No other company provides the same product mix to the various markets the Company serves. The Company faces significant competition from different groups of companies in each product line.
RAW MATERIALS AND SUPPLIES
      Most of the Company’s inventory is purchased in the form of finished or semi-finished product. With the exception of relay rail which is purchased from railroads or rail take-up contractors, the Company purchases most of its inventory from domestic and foreign steel producers. There are few domestic suppliers of new rail products and the Company could be adversely affected if a domestic supplier ceased making such material available to the Company. Additionally, the Company has an agreement with a steel mill to distribute steel sheet piling and H-bearing pile in North America. See Note 18 to the consolidated financial statements for additional information on this matter.
      The Company’s purchases from foreign suppliers are subject to the usual risks associated with changes in international conditions and to United States laws which could impose import restrictions on selected classes of products and anti-dumping duties if products are sold in the United States below certain prices.
BACKLOG
      The dollar amount of firm, unfilled customer orders at December 31, 2004 and 2003 by segment follows:

	December 31,

	2004	2003

	In thousands
Rail Products	$29,079	$37,529
Construction Products	67,736	67,100
Tubular Products	3,249	1,035

	$100,064	$105,664

      Approximately 11% of the December 31, 2004 backlog is related to projects that will extend beyond 2005.
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
EMPLOYEES AND EMPLOYEE RELATIONS
      The Company has 621 employees, of whom 365 are hourly production workers and 256 are salaried employees. Approximately 150 of the hourly paid employees are represented by unions. The union contract at the Company’s Bedford, PA fabricated products facility expired on March 10, 2005. The employees are continuing to work under the terms of the expired contract while negotiations continue. The Company believes it can successfully negotiate an extension to the contract without a work stoppage. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.
      Substantially all of the Company’s hourly paid employees are covered by one of the Company’s noncontributory, defined benefit plans or defined contribution plan. Substantially all of the Company’s salaried employees are covered by a defined contribution plan.

ITEM 2.	PROPERTIES
      The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company’s business using the properties, are set forth in the following table:

			Business	Lease
Location	Function	Acres	Segment	Expires

Birmingham, AL	Pipe coating facility.	32	Tubular	2007
Doraville, GA	Transit products facility. Yard storage.	28	Rail	Owned
Niles, OH	Rail fabrication. Trackwork manufacturing. Yard storage.	35	Rail	Owned
Houston, TX	Casing, upset tubing, threading, heat treating and painting. Yard storage.	65	Tubular, Rail and Construction	Owned
Bedford, PA	Bridge component fabricating plant.	10	Construction	Owned
Georgetown, MA	Bridge component fabricating plant.	11	Construction	Owned
Spokane, WA	CXT concrete tie and crossings plant. Yard storage.	13	Rail	2006
Spokane, WA	Precast concrete facility. Yard storage.	5	Construction	2007
Grand Island, NE	CXT concrete tie plant.	9	Rail	Month to month
Hillsboro, TX	Precast concrete facility.	9	Construction	2012
Petersburg, VA	Piling storage facility.	48	Construction	Owned
Suwanee, GA	Office, warehouse and product testing.	4	Rail	2014
      Including the properties listed above, the Company has 17 sales offices and 14 warehouse, plant and yard facilities located throughout the country. The Company’s facilities are in good condition. During 2005, the Company plans to build a new concrete tie facility in Tucson, AZ in order to maintain adequate production facilities for its present and foreseeable future.
      In 2004, the operations at the Doraville, GA location which consisted of transit products operations and yard storage moved to a leased facility in Suwanee, GA. The Doraville, GA location is currently being rented and the Company is preparing the property for sale. At December 31, 2004, the property did not meet the criteria to be classified as “held for resale” under Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and thus, continues to be classified as held and used.

ITEM 3.	LEGAL PROCEEDINGS
      In 2000, the Company’s subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Due to a variety of factors, including deficiencies in the owner’s project specifications, the panels have deteriorated and the owner either has replaced or is in the process of replacing these panels. The general contractor and the owner are currently engaged in dispute resolution procedures, which probably will continue through the second quarter of 2005. The general contractor has notified the Company that, depending on the outcome of these proceedings, it may file a suit against the Company’s subsidiary. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit.

      In the second quarter of 2004, a gas company filed a complaint against the Company in Allegheny County, PA, alleging that in 1989 the Company had applied epoxy coating on 25,000 feet of pipe and that, as a result of inadequate surface preparation of the pipe, the coating had blistered and deteriorated. The Company does not believe that the gas company’s alleged problems are the Company’s responsibility. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit.
      Another gas company filed suit against the Company in August, 2004, in Erie County, NY, alleging that pipe coating which the Company furnished in 1989 had deteriorated and that the gas supply company had incurred $1,000,000 in damages. The Company does not, however, believe that the gas supply company’s alleged problem is the Company’s responsibility. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT
      Information concerning the executive officers of the Company is set forth below. With respect to the period prior to August 18, 1977, references to the Company are to the Company’s predecessor, Foster Industries, Inc.

Name	Age	Position

Lee B. Foster II	58	Chairman of the Board
Stan L. Hasselbusch	57	President and Chief Executive Officer
Alec C. Bloem	54	Senior Vice President — Concrete Products
Merry L. Brumbaugh	47	Vice President — Tubular Products
Samuel K. Fisher	52	Senior Vice President — Rail
Donald L. Foster	49	Senior Vice President — Construction Products
Robert J. Howard	49	Vice President — Human Resources
John F. Kasel	40	Vice President — Operations and Manufacturing
Gregory W. Lippard	36	Vice President — Rail Product Sales
Linda K. Patterson	55	Controller
David J. Russo	46	Senior Vice President, Chief Financial Officer and Treasurer
David L. Voltz	52	Vice President, General Counsel and Secretary
David J.A. Walsh	52	Vice President — Fabricated Products
      Mr. Lee Foster has been a director of the Company since 1990 and he has been Chairman of the Board since 1998. He was the Chief Executive Officer of the Company from May 1990 until January 2002.
      Mr. Hasselbusch has been Chief Executive Officer and a director of the Company since January 2002, and President of the Company since March 2000. He served as Vice President — Construction and Tubular Products from December 1996 to December 1998 and as Chief Operating Officer from January 1999 until he was named Chief Executive Officer in January 2002.
      Mr. Bloem was elected Senior Vice President — Concrete Products in March 2000, having previously served as Vice President — Geotechnical and Precast Division from October 1999, and President — Geotechnical Division from August 1998. Prior to joining the Company in August 1998, Mr. Bloem served as Vice President — VSL Corporation.
      Ms. Brumbaugh was elected Vice President — Tubular Products in November 2004, having previously served as General Manager, Coated Products since 1996. Ms. Brumbaugh has served in various capacities with the Company since her initial employment in 1980.

      Mr. Fisher was elected Senior Vice President — Rail in October 2002, having previously served as Senior Vice President — Product Management since June 2000. From October 1997 until June 2000, Mr. Fisher served as Vice President — Rail Procurement. Prior to October 1997, Mr. Fisher served in various other capacities with the Company since his employment in 1977.
      Mr. Donald Foster was elected Senior Vice President — Construction Products in February 2005, having served as Vice President — Piling Products since November 2004, and General Manager of Piling since September, 2004. Prior to joining the Company, Mr. Foster was President of Metalsbridge, a financed supply chain logistics entity. He served U.S. Steel Corporation as an Officer from 1999 to 2003. During that time, Mr. Foster functioned as Vice President International, President of UEC Technologies and President, United States Steel International, Inc. Joining U.S. Steel Corporation in 1979, he served in a number of general management roles in the distribution and construction markets.
      Mr. Howard was elected Vice President — Human Resources in June 2002. Mr. Howard was Vice President — Human Resources of Bombardier Transportation, the former Daimler Chrysler Rail Systems, a supplier of rail vehicles, transportation systems and services, worldwide, from January 1992 until June 2002. Mr. Howard also served as Director of Employee Relations with US Airways from 1981 until 1992.
      Mr. Kasel was elected Vice President — Operations and Manufacturing in April 2003. Mr. Kasel served as Vice President of Operations for Mammoth, Inc., a Nortek company from 2000 to 2003. His career also included General Manager of Robertshaw Controls and Operations Manager of Shizuki America prior to 2000.
      Mr. Lippard was elected Vice President — Rail Product Sales in June 2000. Prior to re-joining the Company in 2000, Mr. Lippard served as Vice President — International Trading for Tube City, Inc. from June 1998. Mr. Lippard served in various other capacities with the Company since his initial employment in 1991.
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
      Mr. Voltz was elected Vice President, General Counsel and Secretary in December 1987. Mr. Voltz joined the Company in 1981.
      Mr. Walsh was elected Vice President — Fabricated Products in February 2001. Prior to joining the Company in February 2001, Mr. Walsh served as General Manager of IKG-Greulich, a business unit of Harsco Corp., from February 1998, and as Vice President of Harris Specialty Chemicals Inc. from January 1995.
      Officers are elected annually at the organizational meeting of the Board of Directors following the annual meeting of stockholders.
Code of Ethics
      L. B. Foster Company maintains a code of ethics applicable to all directors and employees, including its Chief Executive Officer, Chief Financial Officer and Controller. The code of ethics is posted on the Company’s website, www.lbfoster.com. The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of ethics by posting such information on the Company’s website.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Market Information
      The Company had 695 common shareholders of record on January 31, 2005. Common stock prices are quoted daily through the National Association of Security Dealers, Inc. in its over-the-counter NASDAQ quotation service (Symbol FSTR). The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:

	2004		2003

Quarter	High	Low	High	Low

First	$8.97	$6.50	$4.64	$3.85
Second	8.25	7.50	5.75	4.03
Third	9.08	6.90	6.05	4.90
Fourth	9.60	7.75	6.94	5.80
Dividends
      No cash dividends were paid on the Company’s Common stock during 2004 and 2003, and the Company has no plan to pay dividends in the foreseeable future. The Company’s ability to pay cash dividends is limited by its revolving credit agreement.
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table sets forth information as of December 31, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities		Number of Securities Remaining
	to be Issued upon	Weighted-Average	Available for Future Issuance
	Exercise of	Exercise Price of	under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	( a )	( b )	( c )

Equity compensation plans approved by shareholders	1,134,675	$4.67	85,125
Equity compensation plans not approved by shareholders	—	—	—

Total	1,134,675	$4.67	85,125

      The Company awarded shares of its common stock to its outside directors on a biannual basis from June 2000 through January 2003 under an arrangement not approved by the Company’s shareholders. A total of 22,984 shares of common stock was so awarded and this program has been terminated. At the Company’s 2003 Annual Shareholders’ Meeting, a new plan was approved by the Company’s shareholders under which outside directors receive 2,500 shares of the Company’s common stock at each annual shareholder meeting at which such outside director is elected or re-elected, commencing with the Company’s 2003 Annual Shareholders’ Meeting. Through 2004, there have been 20,000 shares issued under this plan.
      The Company’s Board of Directors has authorized the purchase of up to 1,500,000 shares of its Common stock at prevailing market prices. No purchases have been made since the first quarter of 2001. From August 1997 through March 2001, the Company repurchased 973,398 shares at a cost of approximately $5.0 million.

The timing and extent of future purchases will depend on market conditions and options available to the Company for alternate financing sources.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,

Income Statement Data	2004(1)	2003(2)	2002(3)	2001(4)(5)	2000(5)(6)

	(All amounts are in thousands, except per share data)
Net sales	$297,866	$264,266	$257,950	$282,119	$264,614

Operating profit	2,734	4,796	2,992	5,098	7,960

Income (loss) from continuing operations	1,480	2,163	(5,029)	1,303	3,743
Income (loss) from discontinued operations, net of tax	—	1,277	(2,005)	(666)	(253)
Cumulative effect of change in accounting principle	—	—	(4,390)	—	—

Net income (loss)	1,480	3,440	(11,424)	637	3,490

Basic earnings (loss) per common share:
Continuing operations	0.15	0.23	(0.53)	0.14	0.39
Discontinued operations	—	0.13	(0.21)	(0.07)	(0.03)
Cumulative effect of change in accounting principle	—	—	(0.46)	—	—

Basic earnings (loss) per common share	0.15	0.36	(1.20)	0.07	0.37

Diluted earnings (loss) per common share:
Continuing operations	0.14	0.22	(0.53)	0.14	0.39
Discontinued operations	—	0.13	(0.21)	(0.07)	(0.03)
Cumulative effect of change in accounting principle	—	—	(0.46)	—	—

Diluted earnings (loss) per common share	0.14	0.35	(1.20)	0.07	0.37

	December 31,

Balance Sheet Data	2004	2003	2002	2001	2000

Total assets	$134,095	$131,159	$133,984	$160,042	$177,147

Working capital	46,831	46,844	46,694	62,011	71,477

Long-term debt	17,395	20,858	26,991	32,758	43,484

Stockholders’ equity	73,743	70,544	66,013	77,145	77,359

(1)	2004 includes a $493,000 gain from the sale of the Company’s former Newport, KY pipe coating machinery and equipment which had been classified as “held for resale”.

(2)	The 2003 results from discontinued operations include the release of a $1,594,000 valuation allowance against foreign net operating losses that was utilized as a result of the dissolution of the Foster Technologies subsidiary.

(3)	2002 includes the following non-cash charges: a $5,050,000 write-off of advances made to a specialty trackwork supplier which were not expected to be recovered; a $1,893,000 charge related to an “other than temporary” impairment of the Company’s equity investment in that trackwork supplier; a $765,000 charge for depreciation expense from assets that had been classified as held for resale, but the sale did not materialize; a $660,000 impairment charge to adjust assets related to the Company’s rail signaling business, classified as a discontinued operation, to their expected fair value; a $4,390,000, net of tax, charge from the cumulative effect of a change in accounting principle as a result of the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets;” and a $2,232,000 charge related to mark-to-market accounting for derivative instruments. Goodwill amortization, net of tax, was $423,000 and $372,000 in 2001 and 2000, respectively.

(4)	2001 includes pretax charges of approximately $1,879,000 related to the Company’s plan to consolidate sales and administrative functions and plant operations.

(5)	2001 and 2000 were restated to reflect the classification of the Company’s rail signaling business as a discontinued operation.

(6)	2000 includes pretax charges of approximately $1,349,000 related to the Company’s plan to consolidate sales and administrative functions and plant operations; a pretax gain of approximately $800,000 on the sale of an undeveloped 62-acre property located in Houston, TX; and an after-tax gain on the sale of the Monitor Group, classified as a discontinued operation, of $900,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Rail Products
      The Rail segment is comprised of several manufacturing and distribution businesses that provide a variety of products utilized by railroads, transit authorities, industrial companies and mining applications throughout the Americas. Rail Products has sales offices throughout the United States and frequently bids on rail projects where it can offer products manufactured by L.B. Foster Company as well as products sourced from numerous suppliers. These products are provided as a package to rail lines, transit authorities and construction contractors which decreases the procurement effort required by customers and provides value added, just in time delivery.
      The Rail segment designs and manufactures bonded insulated rail joints and a variety of specialty trackwork, cuts and drills rail, panelizes track for quick construction use, and manufactures standard concrete railroad ties and turnout ties. The Company has concrete tie manufacturing facilities in both Spokane, WA and Grand Island, NE, and is planning to construct a new facility in Tucson, AZ where we expect to commence tie manufacturing in the fourth quarter of 2005. The Company also has two facilities that design, test and fabricate rail products in Atlanta, GA and Niles, OH.
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
      The Piling division, via a sales force deployed throughout the United States, markets and sells piling worldwide. This division offers its customers various types and dimensions of structural beam piling, sheet piling, pipe piling and micropiles. These piling products are sourced from various suppliers; however, the Company has a distribution agreement with its primary beam and sheet piling supplier.
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
      The Building unit manufactures concrete buildings primarily for national parks as well as numerous state park and municipal authorities. This unit manufactures restrooms, concession stands and other protective storage buildings available in multiple designs, textures and colors. The Company believes it is the leading high-end supplier in terms of volume, product options and capabilities. The buildings are manufactured in Spokane, WA and Hillsboro, TX.
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
2004 Developments
      The Company had reached an agreement in 2003 to sell, modify and install its former Newport pipe coating machinery and equipment. During the first quarter of 2004, the Company completed the installation of these assets and, as a result, recognized a $0.5 million gain on net proceeds of $0.9 million.
      The Company experienced unprecedented increases in steel prices in 2004, affecting most of the Company’s businesses. Due primarily to these higher steel prices, the Company’s 2004 results included a $3.5 million LIFO charge, as compared to no LIFO charge in 2003. This charge had no impact on the Company’s cash flow from operations, although the Company will benefit by deducting LIFO expenses for income tax purposes.
Recent Developments
      The Company’s CXT subsidiary was awarded a long-term contract for the supply of prestressed concrete railroad ties to the Union Pacific Railroad (UPRR). CXT will upgrade its manufacturing equipment at its Grand Island, NE plant and build a new facility in Tucson, AZ to accommodate the contract’s requirements. The UPRR has agreed to purchase ties from the Grand Island, NE facility through December 2009, and the Tucson, AZ facility through December 2012.

      In January 2005, the Company amended its revolving credit agreement to extend its maturity to April 2006. The Company is also working on a new long-term credit and security agreement with its bank group.
Critical Accounting Policies and Estimates
      The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstance. Application of these accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. The following critical accounting policies relate to the Company’s more significant judgments and estimates used in the preparation of its consolidated financial statements. There can be no assurance that actual results will not differ from those estimates.
      Asset impairment — The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company applies Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) in order to determine whether or not an asset is impaired. This statement indicates that if the sum of the future expected cash flows associated with an asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset. The Company believes that the accounting estimate related to an asset impairment is a “critical accounting estimate” as it is highly susceptible to change from period to period, because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years. These assumptions impact the amount of an impairment, which would have an impact on the income statement.
      Goodwill and other intangible assets — The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” whereby goodwill and intangible assets deemed to have an indefinite life are subject to annual impairment tests. The impairment testing is a two step process. The first step, which is used to identify potential impairment only, compares the fair value of each reporting unit that has goodwill with its carrying value. Since quoted market prices are not readily available for the Company’s reporting units, the Company estimates fair value of the reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds it carrying amount, goodwill is not considered to be impaired and the second step of the process is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment testing must be performed to measure the amount of the impairment loss, if any. Step two requires a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. The resulting fair value is then compared to the carrying value of goodwill. If the implied fair value of the goodwill is lower than the carrying value of goodwill, impairment must be recorded.
      The Company believes that the accounting estimates used in this testing are “critical accounting estimates” because the underlying assumptions used for the discounted cash flow can change from period to period affecting the fair value calculation which may have a material impact to the income statement. Management’s assumptions require significant judgments related to anticipated revenues, and other internal and external economic conditions such as growth rate, discount rate and inflation. At December 31, 2004 and 2003, the goodwill on the Company’s balance sheet was $0.4 million.
      Allowance for Bad Debts — The Company’s operating segments encounter risks associated with the collection of accounts receivable. As such, the Company records a monthly provision for accounts receivable that are deemed uncollectible. In order to calculate the appropriate monthly provision, the Company reviews its accounts receivable aging and calculates an allowance through application of historic reserve factors to overdue receivables. This calculation is supplemented by specific account reviews performed by the Company’s credit department. As necessary, the application of the Company’s allowance rates to specific customers is reviewed and adjusted to more accurately reflect the credit risk inherent within that customer relationship. The reserve is reviewed on a monthly basis. An account receivable is written off against the allowance when management determines it is uncollectible.
      The Company believes that the accounting estimate related to the allowance for bad debts is a “critical accounting estimate” because the underlying assumptions used for the allowance can change from period to period and the allowance could potentially cause a material impact to the income statement. Specific customer circumstances and general economic conditions may vary significantly from management’s assumptions and may impact expected earnings. At December 31, 2004 and 2003, the Company maintained an allowance for bad debts of $1.0 million and $0.8 million, respectively.
      Product Liability — The Company maintains a current liability for the repair or replacement of defective products. For certain manufactured products, a nominal accrual is made on a monthly basis as a percentage of cost of sales. For long-term construction products, a liability is established when the claim is known and quantifiable. The Company believes that this is a “critical accounting estimate” because the underlying assumptions used to calculate the liability can change from period to period. At December 31, 2004 and 2003, the product liability was $0.6 million and $1.2 million, respectively.
      Slow-Moving Inventory — The Company maintains reserves for slow-moving inventory. These reserves, which are reviewed and adjusted routinely, take into account numerous factors such as quantities-on-hand versus turnover, product knowledge, and physical inventory observations. The Company believes this is a “critical accounting estimate” because the underlying assumptions used in calculating the reserve can change from period to period and could have a material impact on the income statement. At December 31, 2004 and 2003, the reserve for slow-moving inventory was $1.4 million.
      Revenue Recognition on Long-Term Contracts — Revenues from long-term contracts are recognized using the percentage of completion method based upon the proportion of actual costs incurred to estimated total costs. For certain products, the percentage of completion is based upon the ratio of actual direct labor costs to estimated total direct labor costs.
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
      Pension Plans — The calculation of the Company’s net periodic benefit cost (pension expense) and benefit obligation (pension liability) associated with its defined benefit pension plans (pension plans) requires the use of a number of assumptions that the Company deems to be “critical accounting estimates”. Changes in these assumptions can result in a different pension expense and liability amounts, and future actual experience can differ significantly from the assumptions. The Company believes that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.
      The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the plan’s investment mix and the forecasted rates of return on these types of securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized actuarial gains or losses are amortized in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (Statement No. 87). The expected long-term rate of return determined by the Company for 2004 and 2003 was 7.75%. Pension expense increases as the expected long-term rate of return decreases.

      The assumed discount rate reflects the current rate at which the pension benefits could effectively be settled. In estimating that rate, Statement No. 87 requires that the Company look to rates of return on high quality, fixed income investments. The Company’s pension liability increases as the discount rate is reduced. Therefore, the decline in the assumed discount rate has the effect of increasing the Company’s pension obligation and future pension expense. The assumed discount rate used by the Company was 6.00% and 6.25% for 2004 and 2003, respectively.
      Deferred Tax Assets — The recognition of deferred tax assets requires management to make judgments regarding the future realization of these assets. As prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood more than 50%) that some portion or all of the deferred tax assets will not be realized. SFAS 109 requires management to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. Determination of whether the positive evidence outweighs the negative and quantification of the valuation allowance requires management to make estimates and judgments of future financial results. The Company believes that these estimates and judgments are “critical accounting estimates”.
      See Note 14, “Income Taxes”. The Company’s ability to realize these tax benefits may affect the Company’s reported income tax expense (benefit) and net income (loss).
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with SFAS 123. The Company will begin recording compensation expense utilizing modified prospective application in its 2005 first quarter financial statements. Based on unvested awards at December 31, 2004, the Company projects 2005 compensation expense will be approximately $0.2 million, net of tax.
      In October 2004, the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act) was signed into law. This Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. As a result of the Act, an issue arose as to whether that deduction should be accounted for as a special deduction or a tax rate reduction under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).
      In December 2004, the FASB issued FSP 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). In FSP 109-1, the FASB stated that the qualified production activities deduction’s characteristics are similar to special deductions illustrated in SFAS 109 because the qualified production activities deduction is contingent upon the future performance of specific activities, including level of wages. Accordingly, the FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS 109. The FASB staff also observes that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when graduated tax rates are a significant factor and (b) assessing whether a valuation allowance is necessary. The Company is currently assessing the impact this special deduction will have on its 2005 deferred taxes.

Results of Operations

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,

	2004	2003	2004	2003	2002

	Dollars in thousands
Net Sales:
Rail Products	$28,822	$21,656	$144,504	$126,781	$128,249
Construction Products	36,748	28,910	136,479	121,571	116,748
Tubular Products	4,159	2,583	16,883	15,914	12,953
Other	—	—	—	—	—

Total Net Sales	$69,729	$53,149	$297,866	$264,266	$257,950

Gross Profit:
Rail Products	$3,218	$2,381	$15,660	$14,116	$12,643
Construction Products	4,470	3,245	16,378	15,552	16,296
Tubular Products	855	652	3,416	3,728	2,389
Other	(2,571)	(216)	(4,843)	(1,664)	(1,861)

Total Gross Profit	5,972	6,062	30,611	31,732	29,467

Expenses:
Selling and Administrative Expenses	7,429	6,443	27,877	26,936	26,475
Interest Expense	417	517	1,801	2,250	2,592
Other (Income) Expense:
Impairment of Equity Investment and Advances	—	—	—	—	6,943
Other	(205)	(560)	(1,471)	(1,315)	1,097

Total Expenses	7,641	6,400	28,207	27,871	37,107

(Loss) Income from Continuing Operations, Before Income Taxes	(1,669)	(338)	2,404	3,861	(7,640)
Income Tax (Benefit) Expense	(625)	65	924	1,698	(2,611)

(Loss) Income From Continuing Operations	(1,044)	(403)	1,480	2,163	(5,029)
(Loss) Income from Discontinued Operations, Net of Tax	—	(2)	—	1,277	(2,005)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	(4,390)

Net (Loss) Income	$(1,044)	$(405)	$1,480	$3,440	$(11,424)

Gross Profit %:
Rail Products	11.2%	11.0%	10.8%	11.1%	9.9%
Construction Products	12.2%	11.2%	12.0%	12.8%	14.0%
Tubular Products	20.6%	25.2%	20.2%	23.4%	18.4%
Total Gross Profit %	8.6%	11.4%	10.3%	12.0%	11.4%

Fourth Quarter of 2004 vs. Fourth Quarter of 2003
      The Company had a loss from continuing operations of $1.0 million, or $0.10 per share for the fourth quarter of 2004 on net sales of $69.7 million. The loss from continuing operations for the fourth quarter of 2003 was $0.4 million, or $0.04 per share on net sales of $53.1 million. Due to higher steel prices, the 2004 fourth quarter results include a $2.4 million LIFO charge, as compared to no charge in the fourth quarter of 2003.
      Sales for the fourth quarter of 2004 increased 31.2% from the same period last year primarily due to the effect of increased steel prices in all of our business segments. Rail products’ net sales increased 33.1% primarily as a result of a $6.6 million increase in new rail distribution sales due to increased demand, as well as increased prices. Construction products’ sales increased 27.1% in comparison to the fourth quarter of 2003. The increase resulted primarily from an increase of over $6.0 million for piling products due to a significant increase in H-bearing piling sales over last year’s fourth quarter. Sales of tubular products increased 61.0% compared to the prior year. The increase in sales was the result of an increase in threaded product raw material costs that were passed on to customers, as well as an increase in volume.
      The 2004 fourth quarter gross margin percentage for the Company declined almost 25% to 8.6%, compared to the same prior year period. This decline in gross margin was primarily due to the effects of escalating steel prices, which include the previously mentioned LIFO charge. Rail products’ gross margin percentage remained steady at approximately 11%. Construction products’ gross margin percentage improved more than 8% from the year earlier period. This increase primarily resulted from improved margins for most piling products. Tubular products’ gross margin percentage declined almost 19% as a result of low pipe coating volumes.
      Selling and administrative expense increased 15.3% over the same prior year period, primarily due to increased costs of employee benefits, as well as increased auditing and consulting fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act. Interest expense declined 19.3% from the prior year period, due principally to the retirement of a $10.0 million LIBOR based interest rate collar agreement in April 2004 that had a minimum annual interest rate. Other income declined over 63% as a result of a decrease in mark-to-market income recorded by the Company in the fourth quarter of 2004, related to derivative instruments, as compared to the prior year fourth quarter.
The Year 2004 Compared to the Year 2003
      For the year ended December 31, 2004, income from continuing operations was $1.5 million, or $0.14 per diluted share on net sales of $297.9 million. This compares to income from continuing operations of $2.2 million, or $0.22 per diluted share for 2003 on net sales of $264.3 million. Due to higher steel prices, the 2004 results include a $3.5 million LIFO charge, as compared to no LIFO charge in the 2003 results. Net income in 2004 was $1.5 million, or $0.14 per diluted share, compared to net income of $3.4 million, or $0.35 per diluted share in 2003. The 2003 results included income from discontinued operations of $1.3 million, or $0.13 per diluted share, related primarily to tax benefits realized from the dissolution of the Company’s Foster Technologies subsidiary.
      Net sales for the year ended December 31, 2004 increased almost 13% from the prior year. Sales related to each of the Company’s segments improved over 2003; however, the largest improvements came from our Rail and Construction segments. Rail segment sales increased 14%, or almost $18.0 million from the prior year as a result of increased sales of new rail distribution products. Construction segment sales increased more than 12%, or almost $15.0 million from the prior year due primarily to increases in sales of H-bearing piling. Tubular segment sales increased approximately 6% over the prior year. As mentioned in the fourth quarter comparisons, the sales increase was primarily the result of increases for threaded products.
      The Company’s 2004 gross margin percentage declined more than 14% from last year. The decline is primarily attributable to the effects of escalating steel prices, which resulted in the previously mentioned LIFO charge. Rail products’ gross margin percentage declined 2.7% which included the write-down of slow-moving inventory for trackwork and transit products. Construction products’ gross margin percentage declined over 6% from the year earlier period, due principally to the decline in margins for fabricated bridge and highway products. The competitive environment which resulted from reduced government spending for infrastructure projects continues to have an unfavorable impact on the results of the Fabricated Products division. Tubular products’ gross margin percentage declined almost 14% as reduced volumes of coated pipe products had a negative impact on results.

      Selling and administrative expenses increased approximately 3% compared to the prior year as a result of increases in selling related expenses and employee benefit costs, as well as auditing and consulting fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act. Interest expense declined 20% in 2004 as a result of the previously mentioned collar retirement and a reduction in average borrowing levels during 2004. Other (income) expense increased almost 12%, or $0.2 million from the prior year period primarily as a result of the 2004 sale of the Company’s former Newport, KY pipe coating machinery and equipment which had been classified as “held for resale”, offset by reduced mark-to-market income recorded by the Company related to derivative instruments. Approximately $1.0 million of dividend income on DM&E Preferred stock was included in other (income) expense in both 2004 and 2003. The 2004 income tax provision for continuing operations was 38.4% compared to 44.0% for 2003. The 2003 effective tax rate included the impact of additional income tax expense of approximately $0.3 million related to the increased valuation allowance placed on certain deferred tax assets previously recorded. This additional expense increased the 2003 effective tax rate by approximately 22%. See Note 14 “Income Taxes” for more information.
The Year 2003 Compared to the Year 2002
      For the year ended December 31, 2003, the Company had net income from continuing operations of $2.2 million, or $0.22 per diluted share on net sales of $264.3 million. This compares to a net loss from continuing operations of $5.0 million, or $0.53 per diluted share on net sales of $258.0 million for 2002. In 2003, net income from discontinued operations was $1.3 million, or $0.13 per diluted share, and resulted primarily from the release of a $1.6 million valuation allowance against foreign net operating losses that was utilized as a result of the dissolution of the Company’s Foster Technologies subsidiary. Results for 2002 included a net loss from discontinued operations of $2.0 million, or $0.21 per diluted share. See Note 5 “Discontinued Operations” for more details.
      The 2002 twelve month results included non-cash charges of $6.9 million related to an “other than temporary” impairment of the Company’s equity investment in a specialty trackwork supplier and write-downs of advances to this supplier; $2.2 million related to mark-to-market accounting for derivative instruments as a result of the Company entering into a new credit agreement; and $0.8 million of depreciation expense that had been suspended while the Company’s Newport pipe-coating assets were classified as “held for resale”. Results for 2002 also included a $4.4 million, net of tax, non-cash charge from the cumulative effect of a change in accounting principle.
      Sales for 2003 increased 2.4% over the prior year. Rail products’ net sales declined 1.1% as a result of a reduction in concrete tie sales, due to the expiration of a long-term contract. Construction products’ net sales improved over 4% due to an increase in sheet piling sales as a result of increased availability from the prior year, and an increase in mechanically stabilized earth retention systems. Tubular products’ sales improved almost 23% over a weak 2002. An increase in demand for pipe coating services, as a result of a stronger energy market, was the primary factor for the sales increase.
      The Company’s gross margin percentage improved over 5% compared to 2002. Excluding a prior year charge for additional depreciation of $0.8 million related to the Company’s Newport, KY pipe coating assets, the gross margin percentage for the Company improved almost 3%. Rail products’ gross margin percentage improved almost 13% due primarily to an improvement in relay rail and transit products margins. Construction products’ gross margin percentage declined over 8% from the year earlier period. The competitive environment which resulted from reduced government spending for infrastructure projects has had an unfavorable impact on 2003 margins for bridge products and mechanically stabilized earth wall systems in the Construction segment. Tubular products’ gross margin percentage improved 27% as a result of higher volumes due to the stronger energy market mentioned above.
      Selling and administrative expenses increased almost 2% compared to the prior year. Interest expense declined over 13% in 2003 as a result of a $6.3 million reduction in debt. Other (income) expense in 2003 was comprised primarily of $1.0 million accrued dividend income on DM&E Preferred stock and $0.5 million income related to mark-to-market accounting for derivative instruments. For the 2002 twelve month period, other (income) expense consisted primarily of an impairment loss of $6.9 million on its investment in and advances to a specialty trackwork supplier, a $2.2 million charge related to mark-to-market accounting for derivative instruments, and $1.1 million dividend income on DM&E Preferred stock. The income tax provision from continuing operations was 44% in 2003 compared to 34.2% in the prior year. The 2003 effective tax rate included the impact of additional income tax expense of approximately $0.3 million related to the increased valuation allowance placed on certain deferred tax assets previously recorded. This additional expense increased the 2003 effective tax rate by approximately 22%. See Note 14, “Income Taxes” for more information.
Liquidity and Capital Resources
      The following table sets forth L.B. Foster’s capitalization:

	December 31,

	2004	2003

	In millions
Debt:
Revolving Credit Facility	$14.1	$17.0
Capital Leases	1.1	1.6
Other (primarily revenue bonds)	2.8	2.9

Total Debt	18.0	21.5

Equity	73.7	70.5

Total Capitalization	$91.7	$92.0

      Debt as a percentage of capitalization (debt plus equity) was reduced to 20% in 2004 from 23% in 2003. Working Capital was $46.8 million in 2004 and 2003.
      The Company’s liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations.
      The following table summarizes the impact of these items during the past three years:

	December 31,

	2004	2003	2002

	In millions
Liquidity needs:
Working capital and other assets and liabilities	$(7.6)	$1.6	$12.6
Capital expenditures, net of asset sales	(1.6)	(2.5)	(4.2)
Acquisition of businesses and other investments	—	—	(2.7)
Scheduled debt service obligations — net	(0.6)	(0.9)	(0.1)
Cash interest	(1.6)	(2.1)	(2.8)

Net liquidity (requirements) surplus	(11.4)	(3.9)	2.8

Liquidity sources:
Internally generated cash flows before interest	8.6	9.6	9.5
Credit facility activity	(2.9)	(6.0)	(12.0)
Equity transactions	1.8	1.0	0.2
Other	—	(0.2)	(1.1)

Net liquidity sources (uses)	7.5	4.4	(3.4)

Net Change in Cash	$(3.9)	$0.5	$(0.6)

      Capital expenditures including acquisitions of businesses and other investments in 2004 were $2.6 million compared to $2.6 million in 2003 and $7.4 million in 2002. Spending in 2003 and 2004 represents maintenance capital plus a small amount of facility improvement spending. A sharp increase in capital spending is anticipated in 2005 for new facilities to accommodate new or revised supply agreements with certain customers as well as facility improvements to add capabilities or capacity. The expenditures will be funded from cash flow from operations and available external financing sources. The new or improved facilities are expected to be completed late in the third quarter and into the fourth quarter of 2005; therefore most volume or productivity improvements will not be realized until 2006. While the Company reviews potential acquisitions from time to time, none are currently being contemplated.
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
      The Company has an agreement that provides for a revolving credit facility of up to $60.0 million in borrowings to support the Company’s working capital and other liquidity requirements. In January 2005, the agreement was amended to extend the maturity date from September 2005 to April 2006. The revolving credit facility is secured by substantially all of the Company’s inventory and trade receivables. Availability under this agreement is limited by the amount of eligible inventory and accounts receivable applied against certain advance rates. Borrowings under the credit facility bear interest at either the base rate or the LIBOR plus an applicable spread based on the fixed charge coverage ratio. The base rate is equal to the higher of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus ..50%. The base rate spread ranges from 0% to .50%, and the LIBOR spread ranges from 1.75% to 2.50%. Base-rate loans are structured as revolving borrowings, whereby the Company’s lockbox receipts are immediately applied against any outstanding borrowings. The Company classifies base-rate borrowings as short-term obligations, in accordance with current accounting requirements. At December 31, 2004, $0.1 million in base-rate loans were outstanding. At December 31, 2003, no base-rate loans were outstanding.
      Long-term revolving credit agreement borrowings at December 31, 2004 were $14.0 million, a decrease of $3.0 million from the end of the prior year. At December 31, 2004, remaining available borrowings under this facility were approximately $29.6 million. Outstanding letters of credit at December 31, 2004 were approximately $3.0 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.
      The credit agreement includes financial covenants requiring a minimum net worth and a minimum level for the fixed charge coverage ratio. The primary restrictions to this agreement include investments, indebtedness, and the sale of certain assets. As of December 31, 2004, the Company was in compliance with all of the agreement’s covenants.
Tabular Disclosure of Contractual Obligations
      A summary of the Company’s required payments under financial instruments and other commitments are presented in the following table:

		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years

	In thousands
Contractual Cash Obligations
Long-term borrowings	$16,787	$94	$14,197	$175	$2,321
Short-term borrowings	112	112	—	—	—
Capital leases	1,085	383	431	133	138
Operating Leases	5,110	2,092	2,338	230	450
Purchase obligations not reflected in the financial statements	10,845	10,845	—	—	—

Total contractual cash obligations	$33,939	$13,526	$16,966	$538	$2,909

Other Financial Commitments
Standby letters of credit	$3,014	$3,014	$—	$—	$—

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
      At December 31, 2004, the Company’s investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of approximately $5.7 million. The Company owns approximately 13.6% of the DM&E.
      In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends are not paid timely, dividends accrue at an accelerated rate until those dividends are paid. In addition, penalty interest accrues and compounds annually until such dividends are paid. Subsequent issuances of Series C, C-1, and D Preferred Stock have all assumed distribution priority over the previous series, with Series D not redeemable until 2008. As subsequent preferred series were issued, the Company, based on its own valuation estimate, stopped recording the full amount due on all preferred series given the delay in anticipated realization of the asset and the priority of redemption of the various issuances. The amount of dividend income not recorded was approximately $3.8 million at December 31, 2004. The Company will only recognize this income upon redemption of the respective issuances or payment of the dividends.
      In June 1997, the DM&E announced its plan to build an extension from the DM&E’s existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to be in excess of $2.0 billion. The Surface Transportation Board (STB) approved the Project in January 2002. In October 2003, however, the 8th U.S. Circuit Court of Appeals remanded the matter to the STB and instructed the STB to address, in its environmental impact statement, the Project’s effects on air quality, noise and vibration, and preservation of historic sites. On January 30, 2004, the 8th U.S. Circuit Court of Appeals denied petitions seeking a rehearing of the case.
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
Other Matters
      Specialty trackwork sales of the Company’s Rail segment have declined since a decision was made in 2002 to terminate our relationship with a principal trackwork supplier. In the third quarter of 2003, we exchanged our minority interest and advances to this supplier for a $5.5 million promissory note from the supplier’s owner, with principal and accrued interest to be repaid beginning in January 2008. The value of this note was fully reserved and no gain or loss was recorded on this transaction. In 2004, it was determined that the note was not collectible and the note and related reserve were removed from the Company’s accounts. The Company’s proportionate share of the unaudited financial results for this investment was immaterial for the years ended December 31, 2004, 2003 and 2002. During 2004, 2003 and 2002, the volume of business conducted with this supplier was $1.5 million, $8.4 million and $13.4 million, respectively. Substantially all of the order backlog related to this supplier has been completed.
      The union contract at our Bedford, PA fabricated products facility expired on March 10, 2005. The employees are continuing to work under the terms of the expired contract while negotiations continue. We believe we can successfully negotiate an extension to the contract without a work stoppage.
      We continue to evaluate the overall performance of our operations. A decision to down-size or terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.
Outlook
      Our CXT Rail operation and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. In January 2005, the CXT Rail operation was awarded a long-term contract from this Class I railroad for the supply of prestressed concrete railroad ties. CXT will upgrade its manufacturing equipment at its Grand Island, NE plant and build a new facility in Tucson, AZ to accommodate the contracts requirements. The Class I railroad has agreed to purchase ties from the Grand Island facility through December 2009, and the Tucson, AZ facility through December 2012.
      Steel is a key component in the products that we sell. During most of 2004, producers and other suppliers quoted continually increasing product prices and some of our suppliers experienced supply shortages. Since many of the Company’s projects can be six months to twenty-four months in duration, we have, on occasion, found ourselves caught in the middle of some of these pricing and availability issues. The high price of steel continues to impact our business, although the pricing volatility that we experienced in 2004 has moderated recently and we expect significantly less volatility in 2005. However, if this situation were to resurface, it could have a negative impact on the Company’s results of operations and cash flows.
      In the second half of 2004, our primary supplier of sheet piling improved its capability to provide a significantly larger amount of sheet piling than in previous years. This supplier also increased the number of sections it provides to us, although there are still sections that remain unavailable. While management’s outlook is positive considering the developments in 2004, additional sections are important for us to compete effectively in the structural steel market.
      A substantial portion of the Company’s operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. The most recent extension of the federal highway and transit bill (TEA-21) is to expire May 31, 2005, as reauthorization of a successor bill continues to be delayed. A new highway and transit bill is important to the future growth and profitability of many of our businesses. Our fabricated products and rail transit businesses continue to suffer from low volumes and are experiencing more competitive pressure due to the lack of new legislation. Additionally, government actions concerning taxation, tariffs, the environment, or other matters could impact the operating results of the Company. The Company’s operating results may also be affected negatively by adverse weather conditions.

      Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 2004 was approximately $100.1 million. The following table provides the backlog by business segment:

	December 31,

	2004	2003	2002

	In thousands
Backlog:
Rail Products	$29,079	$37,529	$45,371
Construction Products	67,736	67,100	59,774
Tubular Products	3,249	1,035	3,995

Total Backlog	$100,064	$105,664	$109,140

Forward-Looking Statements
      Statements relating to the potential value or viability of the DM&E or the Project, or management’s belief as to such matters are forward-looking statements and are subject to numerous contingencies and risk factors. The Company has based its assessment on information provided by the DM&E and has not independently verified such information. In addition to matters mentioned above, factors which can adversely affect the value of the DM&E, its ability to complete the Project or the viability of the Project include the following: labor disputes, the outcome of certain litigation, any inability to obtain necessary environmental or government approvals for the Project in a timely fashion, the DM&E’s ability to continue to obtain interim funding to finance the Project, the expense of environmental mitigation measures required by the Surface Transportation Board, an inability to obtain financing for the Project, competitors’ response to the Project, market demand for coal or electricity and changes in environmental laws and regulations.
      The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, proxy statements, registration statements and other written communication (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. An inability to produce a full complement of piling products by a Virginia steel mill could adversely impact the growth of the Piling division. Delays or problems encountered at our concrete tie facilities during construction or implementation could have a material, negative impact on the Company’s operating results. The Company’s businesses could be affected adversely by continued price increases in the steel scrap market. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, labor disputes, the impact of competition, the seasonality of the Company’s business, the adequacy of internal and external funds to meet financing needs, taxes, inflation and governmental regulation. Sentences containing such words as “believes,” “intends,” “anticipates,” “expects,” or “will” generally should be considered forward-looking statements.

/s/ David J. Russo

David J. Russo
Senior Vice President, Chief Financial Officer, and Treasurer

/s/ Linda K. Patterson

Linda K. Patterson
Controller

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company’s primary source of variable-rate debt comes from its revolving credit agreement. In conjunction with the Company’s debt refinancing in the third quarter of 2002, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and has applied mark-to-market accounting prospectively. The Company has a LIBOR-based interest rate collar agreement, which became effective in March 2001 and expires in March 2006, with a notional value of $15 million, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counter-party to the collar agreement had the option, on March 6, 2005, to convert the $15 million collar to a one-year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The counter-party has exercised this option in 2005. The fair value of this collar agreement was a liability of $0.4 million as of December 31, 2004 and is recorded in “Other Long-Term Liabilities”. The Company also had a LIBOR-based interest rate collar agreement, which became effective in April 2001 and expires in April 2006, with a notional value of $10 million, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counter-party to the collar agreement had the option, on April 18, 2004, to convert the $10 million collar to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. In April 2004, prior to the counter-party option, the Company terminated this interest rate collar agreement by purchasing it for its fair value of $0.7 million.
      Although these derivatives are not deemed to be effective hedges of the new credit facility in accordance with the provisions of SFAS 133, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these interest rate collars in its consolidated statements of operations. During the fourth quarter of 2004 and 2003, the Company recognized $0.2 million of income and $0.3 million of income, respectively, to adjust these instruments to fair value. For the year ended December 31, 2004 and 2003, the Company recognized $0.6 million of income and $0.5 million of income, respectively, to adjust these instruments to fair value.
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
      The remaining interest rate collar agreement has a minimum annual interest rate of 5.00% to a maximum annual interest rate of 5.60%. Since the interest rate on the revolving credit agreement floats with the short-term market rate of interest, the Company is exposed to the risk that these interest rates may decrease below the minimum annual interest rate on the interest rate collar agreement. The effect of a 1% decrease in rate of interest below the 5.00% minimum annual interest rate on $14 million of outstanding floating rate debt would result in increased annual interest costs of approximately $0.1 million.
      The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company will, however, manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. During 2004, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail. During the fourth quarter of 2004, circumstances indicated that the timing of the anticipated receipt of Canadian funds was not expected to coincide with the sale commitments and the Company recorded a $0.2 million loss to record these commitments at market.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
L. B. Foster Company
      We have audited the accompanying consolidated balance sheets of L. B. Foster Company and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 1 to the consolidated financial statements, in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the L. B. Foster Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP
Pittsburgh, Pennsylvania
March 4, 2005

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
Board of Directors and Stockholders
L. B. Foster Company
      We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting and appearing in the accompanying Item 9A Controls and Procedures, that L. B. Foster Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). L. B. Foster Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that L. B. Foster Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, L. B. Foster Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of L. B. Foster Company and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP
Pittsburgh, Pennsylvania
March 4, 2005

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003

	In thousands
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$280	$4,134
Accounts receivable — net	39,929	34,773
Inventories — net	42,014	36,894
Current deferred tax assets	1,289	1,413
Other current assets	786	877
Property held for resale	—	446

Total Current Assets	84,298	78,537

PROPERTY, PLANT AND EQUIPMENT — NET	30,378	33,135

OTHER ASSETS:
Goodwill and other intangibles — net	780	935
Investments	14,697	13,707
Deferred tax assets	3,877	4,095
Other assets	65	750

Total Other Assets	19,419	19,487

TOTAL ASSETS	$134,095	$131,159

	2004	2003

	In thousands
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$477	$611
Short-term borrowings	112	—
Accounts payable — trade	27,736	23,874
Accrued payroll and employee benefits	3,308	2,909
Current deferred tax liabilities	3,942	1,749
Other accrued liabilities	1,892	2,550

Total Current Liabilities	37,467	31,693

LONG-TERM DEBT	17,395	20,858

DEFERRED TAX LIABILITIES	2,898	3,653

OTHER LONG-TERM LIABILITIES	2,592	4,411

COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)
STOCKHOLDERS’ EQUITY:
Common stock, issued 10,228,739 shares in 2004 and 2003	102	102
Paid-in capital	35,131	35,018
Retained earnings	39,879	38,399
Treasury stock — at cost, Common stock, 183,719 shares in 2004 and 490,809 shares in 2003	(654)	(2,304)
Accumulated other comprehensive loss	(715)	(671)

Total Stockholders’ Equity	73,743	70,544

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,095	$131,159

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE THREE YEARS ENDED DECEMBER 31, 2004

	2004	2003	2002

	In thousands, except per share data
NET SALES	$297,866	$264,266	$257,950

COSTS AND EXPENSES:
Cost of goods sold	267,255	232,534	228,483
Selling and administrative expenses	27,877	26,936	26,475
Interest expense	1,801	2,250	2,592
Other (income) expense:
Impairment of equity investment and advances	—	—	6,943
Other	(1,471)	(1,315)	1,097

	295,462	260,405	265,590

INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,404	3,861	(7,640)
INCOME TAX EXPENSE (BENEFIT)	924	1,698	(2,611)

INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,480	2,163	(5,029)
DISCONTINUED OPERATIONS (SEE NOTE 5):
LOSS FROM DISCONTINUED OPERATIONS	—	(513)	(2,005)
INCOME TAX BENEFIT	—	(1,790)	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	1,277	(2,005)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	(4,390)

NET INCOME (LOSS)	$1,480	$3,440	$(11,424)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.15	$0.23	$(0.53)
FROM DISCONTINUED OPERATIONS, NET OF TAX	—	0.13	(0.21)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	(0.46)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.15	$0.36	$(1.20)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.14	$0.22	$(0.53)
FROM DISCONTINUED OPERATIONS, NET OF TAX	—	0.13	(0.21)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	(0.46)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.14	$0.35	$(1.20)

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE YEARS ENDED DECEMBER 31, 2004

	2004	2003	2002

	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$1,480	$2,163	$(5,029)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Deferred income taxes	924	171	(3,290)
Depreciation and amortization	5,276	5,208	5,851
(Gain) loss on sale of property, plant and equipment	(267)	506	42
Impairment of equity investment and advances	—	—	6,943
Unrealized (gain) loss on derivative mark-to-market	(377)	(540)	2,232
Change in operating assets and liabilities:
Accounts receivable	(5,156)	4,590	13,646
Inventories	(5,120)	(3,758)	8,531
Other current assets	91	(181)	110
Other noncurrent assets	(314)	(573)	(3,689)
Accounts payable — trade	3,862	(220)	(5,370)
Accrued payroll and employee benefits	399	496	(132)
Other current liabilities	124	1,974	(829)
Other liabilities	(1,403)	(704)	324

Net Cash (Used) Provided by Continuing Operations	(481)	9,132	19,340
Net Cash Used by Discontinued Operations	—	(197)	(1,126)

Net Cash (Used) Provided by Operating Activities	(481)	8,935	18,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	981	56	483
Capital expenditures on property, plant and equipment	(2,617)	(2,593)	(4,724)
Purchase of DM&E stock	—	—	(500)
Acquisition of business	—	—	(2,214)

Net Cash Used by Investing Activities	(1,636)	(2,537)	(6,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of revolving credit agreement borrowings	(2,888)	(6,000)	(12,000)
Exercise of stock options and stock awards, including tax benefit	1,763	951	207
Repayments of long-term debt	(612)	(868)	(54)

Net Cash Used by Financing Activities	(1,737)	(5,917)	(11,847)

Effect of exchange rate changes on cash	—	—	19

Net (Decrease) Increase in Cash and Cash Equivalents	(3,854)	481	(569)
Cash and Cash Equivalents at Beginning of Year	4,134	3,653	4,222

Cash and Cash Equivalents at End of Year	$280	$4,134	$3,653

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid	$1,592	$2,087	$2,791

Income Taxes Paid	$196	$773	$749

      During 2004, 2003 and 2002, the Company financed certain capital expenditures totaling $15,000, $521,000 and $1,303,000, respectively, through the execution of capital leases.
See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2004

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total

	In thousands
Balance, January 1, 2002	$102	$35,233	$46,632	$(3,926)	$(896)	$77,145

Net loss			(11,424)			(11,424)
Other comprehensive loss net of tax:
Foreign currency translation adjustment					(17)	(17)
Minimum pension liability adjustment					(434)	(434)
Unrealized derivative losses on cash flow hedges					(686)	(686)
Reclassification adjustment for derivative losses included in net losses					1,222	1,222

Comprehensive loss						(11,339)
Issuance of 58,791 Common shares, net of forfeitures		(90)		297		207

Balance, December 31, 2002	102	35,143	35,208	(3,629)	(811)	66,013

Net income			3,440			3,440
Other comprehensive income net of tax:
Foreign currency translation adjustment					56	56
Minimum pension liability adjustment					28	28
Unrealized derivative gain on cash flow hedges					56	56

Comprehensive income						3,580
Issuance of 213,013 Common shares, net of forfeitures		(125)	(249)	1,325		951

Balance, December 31, 2003	102	35,018	38,399	(2,304)	(671)	70,544

Net income			1,480			1,480
Other comprehensive (loss) income net of tax:
Minimum pension liability adjustment					(89)	(89)
Unrealized derivative gain on cash flow hedges					45	45

Comprehensive income						1,436
Issuance of 307,090 Common shares, net of forfeitures		113		1,650		1,763

Balance, December 31, 2004	$102	$35,131	$39,879	$(654)	$(715)	$73,743

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
Inventories
      Inventories are generally valued at the lower of the last-in, first-out (LIFO) cost or market. Approximately 29% in 2004 and 30% in 2003, of the Company’s inventory is valued at average cost or market, whichever is lower. The reserve for slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, and the age of the inventory.
Property, plant and equipment
      Maintenance, repairs and minor renewals are charged to operations as incurred. Major renewals and betterments which substantially extend the useful life of the property are capitalized at cost. Upon sale or other disposition of assets, the costs and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in income.
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
Goodwill and other intangible assets
      In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 established new accounting and reporting requirements for goodwill and intangible assets, including new measurement techniques for evaluating the recoverability of such assets. Under SFAS 142, all goodwill amortization ceased as of January 1, 2002. Goodwill attributable to each of the Company’s reporting units was tested for impairment by comparing the fair value of each reporting unit with its carrying value. As a result of the adoption of SFAS 142, the Company recognized a total pre-tax charge of $4,931,000, of which $3,664,000 related to the Rail products segment (primarily from the 1999 acquisition of CXT Incorporated), and $1,267,000 related to the Construction products segment (from the 1997 acquisition of the Precise Fabricating Corporation). The fair values of these reporting units were determined using discounted cash flows based on the projected financial information of the reporting units. On an ongoing basis (absent any impairment indicators), the Company performs its impairment tests during the fourth quarter. The Company has performed its impairment testing in the fourth quarter of 2004, 2003 and 2002 and determined that remaining goodwill was not impaired.
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
      The carrying amount of goodwill attributable to each segment, after the non-cash charges for the adoption of SFAS 142 at January 1, 2002, is detailed as follows:

	Rail	Construction	Tubular
	Products	Products	Products
	Segment	Segment	Segment	Total

	In thousands
Balance as of December 31, 2001	$3,664	$1,467	$—	$5,131
Goodwill Impairment-January 1, 2002	(3,664)	(1,267)	—	(4,931)
Goodwill Acquired-Greulich Bridge	—	150	—	150

Balance as of December 31, 2002	—	350	—	350

Goodwill Acquired/ Impairment-2003	—	—	—	—

Balance as of December 31, 2003	—	350	—	350

Goodwill Acquired/ Impairment-2004	—	—	—	—

Balance as of December 31, 2004	$—	$350	$—	$350

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

	December 31, 2004		December 31, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	In thousands
Licensing agreements	$400	$(216)	$400	$(151)
Non-compete agreements	350	(210)	350	(140)
Patents	200	(94)	200	(74)

Total	$950	$(520)	$950	$(365)

      Amortization expense for each year ended December 31, 2004, 2003 and 2002 was approximately $155,000. Future estimated amortization expense is as follows:
      For the year ended December 31,

2005	$155
2006	155
2007	64
2008	19
Thereafter	37

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
Revenue recognition
      The Company’s revenues are composed of product sales and products and services provided under long-term contracts. The Company recognizes revenue upon shipment of material from stock inventory or upon billing of material shipped directly to the customer from a Company vendor. Title passes to the customer upon shipment. Revenue is reported net of freight for sales from stock inventory and direct shipments. Freight recorded for the years ended December 31, 2004, 2003 and 2002 amounted to $11,565,000, $11,674,000 and $11,340,000, respectively. Revenues from long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. For certain products, the percentage of completion is based upon the ratio of actual direct labor costs to estimated total direct labor costs.
      As certain long-term contracts extend over one or more years, revisions to estimates of costs and profits are reflected in the accounting period in which the facts that require the revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements. The Company has historically made reasonable accurate estimates of the extent of progress towards completion, contract revenues, and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.
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
      The carrying amounts of the Company’s financial instruments at December 31, 2004 and 2003 approximate fair value.
Use of estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Stock-based compensation
      The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and applies the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and

related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized.
      The following table illustrates the effect on the Company’s income from continuing operations and earnings per share had compensation expense for the Company’s stock option plans been applied using the method required by SFAS 123.

	Year Ended December 31,

	2004	2003	2002

	In thousands, except per share
	amounts
Net income (loss) from continuing operations, as reported	$1,480	$2,163	$(5,029)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	224	256	270

Pro forma income (loss) from continuing operations	$1,256	$1,907	$(5,299)

Earnings (loss) per share from continuing operations:
Basic, as reported	$0.15	$0.23	$(0.53)
Basic, pro forma	$0.13	$0.20	$(0.56)
Diluted, as reported	$0.14	$0.22	$(0.53)
Diluted, pro forma	$0.12	$0.20	$(0.56)
      Pro forma information regarding net income and earnings per share for options granted has been determined as if the Company had accounted for its employees stock options under the fair value method of Statement No. 123. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 4.25%, 3.56% and 4.94%; dividend yield of 0.0% for all three years; volatility factors of the expected market price of the Company’s Common stock of .28, .32 and .32; and a weighted-average expected life of the option of ten years. The weighted average fair value of the options granted at December 31, 2004, 2003, and 2002 was $3.91, $2.11 and $2.75, respectively.
Derivative financial instruments and hedging activities
      The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. Effective September 26, 2002, in conjunction with the Company’s debt refinancing, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and has applied mark-to-market accounting prospectively. Adjustments in the fair value of these instruments are recorded as “Other (income) expense”. The Company continued to apply cash flow hedge accounting to the interest rate swap through its expiration on December 31, 2004.
      At contract inception, the Company designates its derivative instruments as hedges. The Company recognizes all derivative instruments on the balance sheet at fair value. At December 31, 2004, the gross liabilities for derivative instruments were classified in “Other Long-Term Liabilities”. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income, and reclassified, as adjustments to interest expense, as the underlying hedged items affect earnings. To the extent that a change in interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.
      The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company will, however, manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. During 2004, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail through March 2006. During the fourth quarter of 2004, circumstances indicated that the timing of the anticipated receipt of Canadian funds was not expected to coincide with the sale commitments and the Company recorded a $202,000 loss to record these commitments at market.
Reclassification
      Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2004 presentation. The reclassifications did not affect the net income or cash flows of the Company.
New accounting pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), “Share-Based Payment.” Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock Based Compensation,” supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e. pro forma disclosure is no longer an alternative to financial statement recognition).
      Statement 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Public companies must provide the disclosures required by SEC Staff Accounting Bulletin No. 74 (Topic 11-M), “Disclosure of the Impact that Recently Issued Accounting Standards Will Have on Financial Statements of a Registrant When Adopted in a Future Period,” in any financial statements filed with the SEC after December 16, 2004. The Company will begin recording compensation expense utilizing modified prospective application in its 2005 first quarter financial statements. Based on unvested awards at December 31, 2004, the Company projects 2005 compensation expense will be approximately $154,000 net of tax.
      In October 2004, the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the Act) was signed into law. This Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. As a result of the Act, an issue arose as to whether that deduction should be accounted for as a special deduction or a tax rate reduction under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).
      In December 2004, the FASB issued FSP 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). In FSP 109-1, the FASB stated that the qualified production activities deduction’s characteristics are similar to special deductions illustrated in SFAS 109 because the qualified production activities deduction is contingent upon the future performance of specific activities, including level of wages. Accordingly, the FASB staff believes that the deduction should be accounted for as a special deduction in accordance with SFAS 109. The FASB staff also observes that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when graduated tax rates are a significant factor and (b) assessing whether a valuation allowance is necessary. The Company is currently assessing the impact this special deduction will have on its 2005 deferred taxes.

Note 2.
Accounts Receivable
      Accounts Receivable at December 31, 2004 and 2003 are summarized as follows:

	2004	2003

	In thousands
Trade	$40,778	$35,495
Allowance for doubtful accounts	(1,019)	(827)
Other	170	105

	$39,929	$34,773

      Bad debt expense was $294,000, $233,000 and $256,000 in 2004, 2003 and 2002, respectively.
      The Company’s customers are principally in the Rail, Construction and Tubular segments of the economy. As of December 31, 2004 and 2003, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:

	2004	2003

	In thousands
Rail	$16,343	$11,887
Construction	21,794	21,714
Tubular	1,832	1,261

	$39,969	$34,862

      Credit is extended on an evaluation of the customer’s financial condition and generally collateral is not required.
Note 3.
Inventories
      Inventories at December 31, 2004 and 2003 are summarized as follows:

	2004	2003

	In thousands
Finished goods	$27,929	$21,003
Work-in-process	8,452	7,379
Raw materials	11,751	11,133

Total inventories at current costs	48,132	39,515

Less:
Current cost over LIFO stated values	(4,702)	(1,234)
Inventory valuation reserve	(1,416)	(1,387)

	$42,014	$36,894

      At December 31, 2004 and 2003, the LIFO carrying value of inventories for book purposes exceeded the LIFO value for tax purposes by approximately $12,390,000 and $6,812,000, respectively. During 2004, liquidation of LIFO layers carried at costs that were lower than current purchases resulted in a decrease to cost of goods sold of $398,000. During 2003 and 2002, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs which were higher than the costs of current purchases. The effect of these reductions in 2003 and 2002 was to increase cost of goods sold by $379,000 and $714,000, respectively.

Note 4.
Property Held for Resale
      In August 2003, the Company reached an agreement to sell, modify, and install the Company’s former Newport, KY pipe coating machinery and equipment and reclassified these assets as “held for resale”. During the first quarter of 2004, the Company recognized a $493,000 gain on net proceeds of $939,000 from the sale of these assets.
Note 5.
Discontinued Operations
      In February 2003, substantially all of the assets of the Rail segment’s rail signaling and communication device business were sold for $300,000. The operations of the rail signaling and communication device business qualified as a “component of an entity” under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and thus, the operations were classified as discontinued and prior periods were restated. During the third quarter of 2003, the Company recognized a $1,594,000 income tax benefit from the release of a valuation allowance against foreign net operating losses that were utilized as a result of the dissolution of this subsidiary.
      Net sales and results from discontinued operations were as follows:

	2004	2003	2002

	In thousands
Net sales	$—	$1	$105

Pretax operating loss	$—	$(443)	$(1,345)
Pretax provision for the disposal of assets	—	—	(660)
Pretax loss on disposal	—	(70)	—
Income tax benefit	—	1,790	—

Income (loss) from discontinued operations	$—	$1,277	$(2,005)

Note 6.
Property, Plant and Equipment
      Property, plant and equipment at December 31, 2004 and 2003 consists of the following:

	2004	2003

	In thousands
Land	$7,182	$6,531
Improvements to land and leaseholds	7,455	7,470
Buildings	7,765	7,582
Machinery and equipment, including equipment under capitalized leases	47,824	48,947
Construction in progress	241	284

	70,467	70,814

Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	40,089	37,679

	$30,378	$33,135

      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $5,121,000, $5,054,000 and $5,696,000, respectively.

Note 7.
Other Assets and Investments
      The Company holds investments in the stock of the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), which is recorded at its historical cost at December 31, 2004 and 2003 of $8,993,000. This investment is comprised of $193,000 of DM&E Common stock, $1,500,000 of DM&E Series B Preferred Stock and Common stock warrants, $6,000,000 in DM&E Series C Preferred Stock and Common stock warrants, $800,000 in DM&E Series C1 Preferred Stock and Common stock warrants, and $500,000 in DM&E Series D Preferred Stock and Common stock warrants. The Company accrued dividend income on these issuances of $990,000, $990,000 and $1,114,000 in 2004, 2003 and 2002, respectively. The Company had a receivable for accrued dividend income on these issuances of $5,704,000 and $4,715,000 in 2004 and 2003, respectively. The Company owns approximately 13.6% of the DM&E. During 2004, 2003 and 2002, the Company sold rail products to the DM&E in the amount of $12,188,000, $1,341,000 and $406,000, respectively.
      In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends are not paid timely, dividends accrue at an accelerated rate until those dividends are paid. In addition, penalty interest accrues and compounds annually until such dividends are paid. Subsequent issuances of Series C, C-1, and D Preferred Stock have all assumed distribution priority over the previous series, with series D not redeemable until 2008. As subsequent preferred series were issued, the Company, based on its own valuation estimate, stopped recording the full amount due on all preferred series given the delay in anticipated realization of the asset and the priority of redemption of the various issuances. At December 31, 2004 and 2003, the unrecorded dividends were approximately $3,782,000 and $2,610,000, respectively. The Company will only recognize this income upon redemption of the respective issuances or payment of the dividends.
      Although the market value of the investments in DM&E stock are not readily determinable, management believes the fair value of this investment exceeds its carrying amount.
      In 2002, the Company recognized an impairment loss of $6,943,000 on its investment in and advances to a specialty trackwork supplier. In the third quarter of 2003, the Company exchanged its ownership interest and advances to this supplier for a $5,500,000 promissory note from the supplier’s owner, with principal and accrued interest to be repaid beginning in January 2008. The value of this note and the accrued interest was fully reserved and no gain or loss was recorded on this transaction. In 2004, it was determined that the note was not collectible and the note and related reserve were removed from the Company’s accounts. The Company’s proportionate share of the unaudited financial results for this investment was immaterial for the years ended December 31, 2004, 2003 and 2002.
Note 8.
Borrowings
      On September 26, 2002, the Company entered into a credit agreement with a syndicate of three banks led by PNC Bank, N.A. The agreement provides for a revolving credit facility of up to $60,000,000 in borrowings to support the Company’s working capital and other liquidity requirements. In January 2005, the agreement was amended to extend the maturity date from September 2005 to April 2006. The revolving credit facility is secured by substantially all of the inventory and trade receivables owned by the Company. Availability under the agreement is limited by the amount of eligible inventory and accounts receivable, applied against certain advance rates. Borrowings under the credit facility bear interest at either the base rate or the LIBOR rate plus an applicable spread based on the fixed charge coverage ratio. The base rate is equal to the higher of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranges from 0 to .50%, and the LIBOR spread ranges from 1.75% to 2.50%. Base-rate loans are structured as revolving borrowings, whereby the Company’s lockbox receipts are immediately applied against any outstanding borrowings. The Company classifies base-rate borrowings as short-term obligations, in accordance with current accounting requirements. At December 31, 2004, $112,000 in base-rate loans were outstanding. At December 31, 2003, no base-rate loans were outstanding.
      The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated capital expenditures. The agreement also restricts investments, indebtedness, and sale of certain assets. As of December 31, 2004 and 2003, the Company was in compliance with all the agreement’s covenants.
      At December 31, 2004, 2003 and 2002, the weighted average interest rate on short-term borrowings was 3.95%, 2.92% and 3.84%, respectively. At December 31, 2004 the Company had borrowed $14,000,000 under the agreement, which was classified as long-term (See Note 9). Under the agreement, the Company had approximately $29,618,000 in unused borrowing commitment at December 31, 2004.
Note 9.
Long-Term Debt and Related Matters
      Long-term debt at December 31, 2004 and 2003 consists of the following:

	2004	2003

	In thousands
Revolving credit agreement with weighted average interest rate of 3.95% at December 31, 2004 and 2.92% at December 31, 2003, expiring April 8, 2006	$14,000	$17,000
Lease obligations payable in installments through 2012 with a weighted average interest rate of 6.54% at December 31, 2004 and 6.56% at December 31, 2003	1,085	1,615
Massachusetts Industrial Revenue Bond with an interest rate of 2.08% at December 31, 2004 and 1.20% at December 31, 2003, payable March 1, 2013	2,045	2,045
Pennsylvania Economic Development Financing Authority Tax Exempt Pooled Bond payable in installments from 2005 through 2021 with an interest rate of 2.08% at December 31, 2004 and 1.20% at December 31, 2003	400	400
Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund Payable in installments through 2009 with a fixed interest rate of 3.75%	342	409

	17,872	21,469
Less current maturities	477	611

	$17,395	$20,858

      The $14,000,000 LIBOR rate revolving credit borrowings included in long-term debt were obtained under the revolving loan agreement discussed in Note 8 and are subject to the same terms and conditions. The borrowings are classified as long-term because the Company does not anticipate reducing the borrowings below $14,000,000 during 2005.
      The Massachusetts Industrial Revenue Bond is secured by a $2,085,000 standby letter of credit.
      The Pennsylvania Economic Development Financing Authority Tax-Exempt Pooled Bond is secured by a $410,000 standby letter of credit.
      The Company uses interest rate collars to manage interest rate exposure on variable rate debt. The Company has a LIBOR-based interest rate collar agreement, which became effective in March 2001 and expires in March 2006, with a notional value of $15,000,000, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counter-party to the collar agreement had the option, on March 6, 2005, to convert the $15,000,000 collar to a one-year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The counter-party has exercised this option in 2005. The Company also had a LIBOR-based interest rate collar agreement, which became effective in April 2001 and would have expired in April 2006, with a notional value of $10,000,000, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counter-party to the collar agreement had the option, on April 18, 2004, to convert the $10,000,000 collar to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. In April 2004, prior to the counter-party option, the Company terminated this interest rate collar agreement by purchasing it for its fair value of $707,000. Other income (loss) for 2004, 2003 and 2002 includes $579,000, $540,000 and ($2,232,000), respectively related to the mark-to-market accounting for these derivative instruments. The execution of the Company’s current credit agreement, as discussed in Note 8, discontinued the hedging relationship of the Company’s interest rate collars with the underlying debt instrument. Although these derivatives are not deemed to be effective hedges of the credit facility, in accordance with the provisions of SFAS 133, the Company has retained these instruments as protection against interest rate risk associated with the credit agreement and the Company will continue to record the mark-to-market adjustments on the interest rate collar, through 2006, in its consolidated income statement.
      The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 2004 are as follows: 2005-$477,000; 2006-$14,448,000; 2007-$180,000; 2008-$180,000; 2009 and after-$2,587,000.
Note 10.
Stockholders’ Equity
      At December 31, 2004 and 2003, the Company had authorized shares of 20,000,000 in Common stock and 5,000,000 in Preferred stock. No Preferred stock has been issued. The Common stock has a par value of $.01 per share. No par value has been assigned to the Preferred stock.
      The Company’s Board of Directors has authorized the purchase of up to 1,500,000 shares of its Common stock at prevailing market prices. As of December 31, 2004, the Company had repurchased 973,398 shares at a total cost of approximately $5,016,800. No purchases were made in 2004 or 2003. The timing and extent of future purchases will depend on market conditions and options available to the Company for alternative uses of its resources.
      No cash dividends on Common stock were paid in 2004, 2003 or 2002.
Note 11.
Accumulated Other Comprehensive Loss
      The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2004 and 2003, are as follows:

	2004	2003

	In thousands
Unrealized derivative losses on cash flow hedges	$—	$(45)
Minimum pension liability adjustment	(715)	(626)

	$(715)	$(671)

Note 12.
Stock Options
      Through December 31, 2004, the Company had two stock option plans in effect under which future grants could be issued: The 1985 Long-Term Incentive Plan (1985 Plan) and the 1998 Long-Term Incentive Plan for Officers and Directors (1998 Plan). The 1985 Plan expired on January 1, 2005. Although no further awards may be made under the 1985 Plan, prior awards are not affected by the termination of the Plan.

      The 1985 Plan, as amended and restated in March 1994, provided for the award of options to key employees and directors to purchase up to 1,500,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. The 1985 Plan provided for the granting of “nonqualified options” and “incentive stock options” with a duration of not more than ten years from the date of grant. The Plan also provided that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant. Stock offered under the Plan was authorized from unissued Common stock or previously issued shares which have been reacquired by the Company and held as Treasury shares.
      The 1998 Plan amended and restated in May 2001, provides for the award of options to key employees and directors to purchase up to 900,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. The 1998 Plan provides for the granting of “nonqualified options” and “incentive stock options” with a duration of not more than ten years from the date of grant. The Plan also provides that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant. An outside director is automatically awarded fully vested, nonqualified stock options to acquire 5,000 shares of the Company’s Common stock on each date the outside director is elected at an annual shareholders’ meeting to serve as a director. Stock to be offered under the Plan may be authorized from unissued Common stock or previously issued shares which have been reacquired by the Company and held as Treasury shares.
      At December 31, 2004, 2003 and 2002, Common stock options outstanding under the Plans had option prices ranging from $2.75 to $9.30, with a weighted average price of $4.67, $4.35 and $4.27 per share, respectively.
      The weighted average remaining contractual life of the stock options outstanding for the three years ended December 31, 2004 are: 2004-5.9 years; 2003-6.2 years; and 2002-6.4 years.
      Options exercised during 2004, 2003 and 2002 totaled 297,090, 201,160 and 55,500 shares, respectively. The weighted average exercise price per share of the options in 2004, 2003 and 2002 was $4.18, $3.66 and $3.45, respectively.
      Certain information for the three years ended December 31, 2004 relative to employee stock options is summarized as follows:

	2004	2003	2002

Number of shares under Incentive Plan:
Outstanding at beginning of year	1,360,715	1,535,500	1,402,750
Granted	78,800	45,000	251,500
Canceled	(7,750)	(18,625)	(63,250)
Exercised	(297,090)	(201,160)	(55,500)

Outstanding at end of year	1,134,675	1,360,715	1,535,500

Exercisable at end of year	897,625	1,026,715	1,040,500

Number of shares available for future grant:
Beginning of year	156,175	182,550	370,800

End of year	85,125	156,175	182,550

Note 13.
Earnings (Loss) Per Common Share
      The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Years Ended December 31,

	2004	2003	2002

	In thousands, except per share
	amounts
Numerator for basic and diluted earnings per common share-net income (loss) available to common stockholders:
Income (loss) from continuing operations	$1,480	$2,163	$(5,029)
Income (loss) from discontinued operations	—	1,277	(2,005)
Cumulative effect of change in accounting principle	—	—	(4,390)

Net income (loss)	$1,480	$3,440	$(11,424)

Denominator:
Weighted average shares	9,952	9,588	9,494

Denominator for basic earnings per common share	9,952	9,588	9,494
Effect of dilutive securities:
Contingent issuable shares	—	1	13
Employee stock options	316	159	140

Dilutive potential common shares	316	160	153
Denominator for diluted earnings per common share-adjusted weighted average shares and assumed conversions	10,268	9,748	9,647

Basic earnings (loss) per share:
Continuing operations	$0.15	$0.23	$(0.53)
Discontinued operations	—	0.13	(0.21)
Cumulative effect of change in accounting principle	—	—	(0.46)

Basic earnings (loss) per common share	$0.15	$0.36	$(1.20)

Diluted earnings (loss) per share:
Continuing operations	$0.14	$0.22	$(0.53)
Discontinued operations	—	0.13	(0.21)
Cumulative effect of change in accounting principle	—	—	(0.46)

Diluted earnings (loss) per common share	$0.14	$0.35	$(1.20)

      In 2002, the Company did not include dilutive securities in the calculation of weighted average common shares because of their anti-dilutive effect due to the net loss incurred.
      Weighted average shares issuable upon the exercise of stock options which were antidilutive and were not included in the calculation were 1,000, 324,000 and 352,000 in 2004, 2003 and 2002, respectively.

Note 14.
Income Taxes
      At December 31, 2004 and 2003, the tax benefit of net operating loss carryforwards available for federal and state income tax purposes was approximately $6,005,000 and $2,599,000, respectively. During 2004, the valuation allowance related to these net operating loss carryforwards was adjusted from $1,497,000 to $2,564,000. The valuation allowance was increased to reflect the uncertainty regarding the Company’s ability to utilize certain state net operating loss carryforwards prior to their expiration. While certain state net operating losses begin to expire in 2005, the majority of these net operating loss carryforwards begin to expire in the year 2014 and later. In 2003, the Company realized a capital loss on the disposal of its investment in a trackwork supplier. Due to the uncertainty of the Company’s ability to generate capital gains to utilize this loss prior to expiration in 2008, the Company maintains a full valuation allowance related to this asset in the amount of $939,000. The valuation allowance in 2003 related to the capital loss was $960,000. It was adjusted to $939,000 to compensate for return to provision adjustments and state effective tax rate changes. In 2004, the Company recorded a valuation allowance of $114,000 to fully reserve the deferred tax asset related to state tax incentives that may not be realized prior to their expiration. The change in the net deferred tax asset reflects the change in the minimum pension liability and the change in derivative instruments, which are recorded, net of tax, in accumulated other comprehensive loss. For the year ended December 31, 2004, the Company recognized a deferred tax benefit of $441,000 related to a deduction that the Company will receive related to the exercise of non-qualified stock options during the year. The Company recorded this benefit as an increase to additional paid-in-capital. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2004 and 2003 are as follows:

	2004	2003

	In thousands
Deferred tax liabilities:
Depreciation	$2,898	$3,653
Inventories	3,942	1,749

Total deferred tax liabilities	6,840	5,402

Deferred tax assets:
Accounts receivable	399	320
Charitable contribution carryforwards	178	158
Net operating loss carryforwards	6,005	2,599
Minimum pension liability	446	491
Derivative instruments	—	29
Loss on investment	939	984
Writedown of advances	—	1,824
Goodwill	431	485
Other-net	385	1,075

Total deferred tax assets	8,783	7,965
Valuation allowance for deferred tax assets	3,617	2,457

Deferred tax assets	5,166	5,508

Net deferred tax (liability) asset	$(1,674)	$106

      Significant components of the provision for income taxes are as follows:

	2004	2003	2002

	In thousands
Current:
Federal	$—	$1,511	$615
State	—	16	64

Total current	—	1,527	679

Deferred:
Federal	643	104	(2,904)
State	281	67	(386)

Total deferred	924	171	(3,290)

Total income tax expense (benefit)	$924	$1,698	$(2,611)

      The reconciliation of income tax computed at statutory rates to income tax expense (benefit) is as follows:

	2004	2003	2002

Statutory rate	34.0%	34.0%	(34.0)%
State income tax	11.7	2.1	(2.6)
Nondeductible expenses	(8.0)	2.8	(1.9)
Other	0.7	5.1	4.3

	38.4%	44.0%	(34.2)%

Note 15.
Rental and Lease Information
      The Company has capital and operating leases for certain plant facilities, office facilities, and equipment. Rental expense for the years ended December 31, 2004, 2003, and 2002 amounted to $3,806,000, $3,783,000 and $4,008,000, respectively. Generally, land and building leases include escalation clauses.
      The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2004:

	Capital	Operating
	Leases	Leases

	In thousands
Year ending December 31,
2005	$443	$2,092
2006	389	1,815
2007	106	523
2008	97	143
2009 and thereafter	221	537

Total minimum lease payments	1,256	$5,110

Less amount representing interest	171

Total present value of minimum payments	1,085
Less current portion of such obligations	383

Long-term obligations with interest rates ranging from 5.19% to 11.42%	$702

      Assets recorded under capital leases are as follows:

	2004	2003

	In thousands
Machinery and equipment at cost	$1,236	$2,686
Buildings	399	399
Land	219	219

	1,854	3,304
Less accumulated amortization	377	997

Net property, plant and equipment	1,477	2,307

Net prepaid expenses	—	68

Net capital lease assets	$1,477	$2,375

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
      The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plans, with the accrued pension cost in other non-current liabilities in the Company’s balance sheets:

	2004	2003

	In thousands
Changes in benefit obligation:
Benefit obligation at beginning of year	$3,309	$2,955
Service cost	56	59
Interest cost	203	196
Actuarial losses	126	216
Benefits paid	(121)	(117)

Benefit obligation at end of year	$3,573	$3,309

Change to plan assets:
Fair value of assets at beginning of year	$2,157	$1,640
Actual gain on plan assets	206	288
Employer contribution	360	346
Benefits paid	(121)	(117)

Fair value of assets at end of year	$2,602	$2,157

Funded status	$(971)	$(1,152)
Unrecognized actuarial loss	1,186	1,152
Unrecognized net transition asset	(26)	(35)
Unrecognized prior service cost	36	44

Accrued benefit cost	$225	$9

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(971)	$(1,152)
Intangible asset	36	44
Accumulated other comprehensive loss	1,160	1,117

Net amount recognized	$225	$9

      The Company’s funding policy for defined benefit plans is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. Net periodic pension costs for the three years ended December 31, 2004 are as follows:

	2004	2003	2002

	In thousands
Components of net periodic benefit cost:
Service cost	$56	$59	$54
Interest cost	203	196	183
Actual (gain)/loss on plan assets	(206)	(288)	380
Amortization of prior service cost	9	8	(9)
Recognized net actuarial gain/(loss)	81	206	(519)

Net periodic benefit cost	$143	$181	$89

      Assumptions used to measure the projected benefit obligation and develop net periodic pension costs for the three years ended December 31, 2004 were:

	2004	2003	2002

Assumed discount rate	6.00%	6.25%	6.75%
Expected rate of return on plan assets	7.75%	7.75%	7.75%
      The expected long-term rate of return is based on numerous factors including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions.
      Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	2004	2003	2002

	In thousands
Projected benefit obligation	$3,573	$3,309	$2,955
Accumulated benefit obligation	3,573	3,309	2,955
Fair value of plan assets	2,602	2,157	1,640
      The assets of the hourly plans consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and equivalents, bonds, preferred stocks and common stocks. The investment target ranges and actual allocation of pension plan assets by major category at December 31, 2004 and 2003, are as follows:

	Target	2004	2003

Asset Category:
Cash and cash equivalents	0-10%	11%	15%
Fixed income funds	30-50%	26	34
Equities	50-70%	63	51

Total		100%	100%

      The Company expects to contribute $254,000 to its defined benefit plans in 2005.

      The following benefit payments are expected to be paid:

Pension
Benefits

In thousands
2005	$136
2006	135
2007	137
2008	141
2009	148
Years 2010-2014	866
      The Company’s defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute up to 41% of their annual compensation and receive a matching employer contribution up to 3% of their annual compensation.
      Further, the plan requires an additional matching employer contribution, based on the ratio of the Company’s pretax income to equity, up to 3% of the employee’s annual compensation. Additionally, the Company contributes 1% of all salaried employees’ annual compensation to the plan without regard for employee contribution. The Company may also make discretionary contributions to the plan. The defined contribution plan expense was $684,000 in 2004, $691,000 in 2003, and $373,000 in 2002.
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
      The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition or liquidity of the Company. Although the resolution, in any reporting period, of one or more of these matters, could have a material effect on the Company’s results of operations for that period.
      In 2000, the Company’s subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Due to a variety of factors, including deficiencies in the owner’s project specifications, the panels have deteriorated and the owner either has replaced or is in the process of replacing these panels. The general contractor and the owner are currently engaged in dispute resolution procedures, which probably will continue through the second quarter of 2005. The general contractor has notified the Company that, depending on the outcome of these proceedings, it may file a suit against the Company’s subsidiary. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit.
      In the second quarter of 2004, a gas company filed a complaint against the Company in Allegheny County, PA, alleging that in 1989 the Company had applied epoxy coating on 25,000 feet of pipe and that, as a result of inadequate surface preparation of the pipe, the coating had blistered and deteriorated. The Company does not believe that the gas company’s alleged problems are the Company’s responsibility. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit.
      Another gas company filed suit against the Company in August, 2004, in Erie County, NY, alleging that pipe coating which the Company furnished in 1989 had deteriorated and that the gas supply company had incurred $1,000,000 in damages. The Company does not, however, believe that the gas supply company’s alleged problem is the Company’s responsibility. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit.
      At December 31, 2004, the Company had outstanding letters of credit of approximately $3,014,000.
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
      The Company’s CXT Rail operation and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. The CXT Rail operation was awarded a long-term contract, from this Class I railroad, for the supply of prestressed concrete railroad ties. CXT will expand and modernize its Grand Island, NE plant and build a new facility in Tucson, AZ to accommodate the contract’s requirements. The Class I railroad has agreed to purchase ties from the Grand Island, NE facility through December 2009, and the Tucson, AZ facility through December 2012. Delays or problems encountered at these facilities during construction or implementation could have a material, negative impact on the Company’s operating results.
      Steel is a key component in the products that we sell. During most of 2004, producers and other suppliers quoted continually increasing product prices and some of our suppliers experienced supply shortages. Since many of the Company’s projects can be six months to twenty-four months in duration, we have, on occasion, found ourselves caught in the middle of some of these pricing and availability issues. The high price of steel continues to impact our business, although the pricing volatility that we experienced in 2004 has moderated recently and we expect significantly less volatility in 2005. However, if this situation were to resurface, it could have a negative impact on the Company’s results of operations and cash flows.
      In the second half of 2004, our primary supplier of sheet piling improved its capability to provide a significantly larger amount of sheet piling than in previous years. This supplier also increased the number of sections it provides to us, although there are still sections that remain unavailable. While management’s outlook is positive considering the developments in 2004, additional sections are important for us to compete effectively in the structural steel market.
      A substantial portion of the Company’s operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. The most recent extension of the federal highway and transit bill (TEA-21) is to expire May 31, 2005, as reauthorization of a successor bill continues to be delayed. A new highway and transit bill is important to the future growth and profitability of many of the Company’s businesses. The Company’s fabricated products and rail transit businesses continue to suffer from low volume and are experiencing more competitive pressure due to the lack of new legislation.
      Specialty trackwork sales of the Company’s Rail segment have declined since a decision was made during 2002 to terminate our relationship with a principal trackwork supplier. In the third quarter of 2003, we exchanged our minority ownership interest and advances to this supplier for a $5,500,000 promissory note from the supplier’s owner, with principal and accrued interest to be repaid beginning in January 2008. The value of this note was fully reserved and no gain or loss was recorded on this transaction. In 2004, it was determined that the note was not collectible and the note and related reserve were removed from the Company’s accounts. The Company’s proportionate share of the unaudited financial results for this investment was immaterial for the years ended December 31, 2004, 2003 and 2002. During 2004, 2003 and 2002, the volume of business conducted with this supplier was approximately $1,517,000, $8,357,000, and $13,432,000, respectively. Substantially all of the order backlog has been completed.

      Governmental actions concerning taxation, tariffs, the environment or other matters could impact the operating results of the Company. The Company’s operating results may also be affected by adverse weather conditions.
Note 19.
Business Segments
      L.B. Foster Company is organized and evaluated by product group, which is the basis for identifying reportable segments.
      The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.
      The Company’s Rail segment provides a full line of new and used rail, trackwork and accessories to railroads, mines and industry. The Rail segment also designs and produces concrete ties, insulated rail joints, power rail, track fasteners, coverboards and special accessories for mass transit and other rail systems. The Company’s former rail signaling and communication business, Foster Technologies, was classified as a discontinued operation on December 31, 2002. See Note 5, Discontinued Operations.
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

	2004

					Expenditures
		Segment	Segment	Depreciation/	for Long-Lived
	Net Sales	Profit	Assets	Amortization	Assets

	In thousands
Rail Products	$144,504	$3,413	$47,992	$2,671	$409
Construction Products	136,479	986	55,227	1,831	1,859
Tubular Products	16,883	1,705	6,614	365	60

Total	$297,866	$6,104	$109,833	$4,867	$2,328

	2003

					Expenditures
		Segment	Segment	Depreciation/	for Long-Lived
	Net Sales	Profit	Assets	Amortization	Assets

	In thousands
Rail Products	$126,781	$1,844	$43,341	$2,489	$550
Construction Products	121,571	1,466	49,093	1,850	1,683
Tubular Products	15,914	1,999	7,199	309	460

Total	$264,266	$5,309	$99,633	$4,648	$2,693

	2002

					Expenditures
		Segment	Segment	Depreciation/	for Long-Lived
	Net Sales	Profit/(Loss)	Assets	Amortization	Assets

	In thousands
Rail Products	$128,249	$(1,511)	$57,475	$2,429	$909
Construction Products	116,748	1,007	44,385	1,719	4,705
Tubular Products	12,953	714	6,243	350	1,149

Total	$257,950	$210	$108,103	$4,498	$6,763

      During 2004 and 2002, one customer accounted for 10.4% and 11.4%, respectively, of the Company’s consolidated net sales. Sales to this customer were recorded in the Rail and Construction segments. In 2003, no single customer accounted for more than 10% of consolidated net sales. Sales between segments are immaterial.

      Reconciliations of reportable segment net sales, profit, assets, depreciation and amortization, and expenditures for long-lived assets to the Company’s consolidated totals are illustrated as follows:

	2004	2003	2002

	In thousands
Net Sales from Continuing Operations:
Total for reportable segments	$297,866	$264,266	$257,950
Other net sales	—	—	—

	$297,866	$264,266	$257,950

Income (Loss) from Continuing Operations:
Total for reportable segments	$6,104	$5,309	$210
Adjustment of inventory to LIFO	(3,468)	15	84
Unallocated other income (expense)	1,471	1,315	(8,040)
Other unallocated amounts	(1,703)	(2,778)	106

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$2,404	$3,861	$(7,640)

Assets:
Total for reportable segments	$109,833	$99,633	$108,103
Unallocated corporate assets	21,870	25,156	20,429
LIFO and corporate inventory reserves	(5,302)	(1,834)	(1,849)
Unallocated property, plant and equipment	7,694	8,204	6,967
Net assets of discontinued operations	—	—	334

Total assets	$134,095	$131,159	$133,984

Depreciation/ Amortization:
Total reportable for segments	$4,867	$4,648	$4,498
Other	409	560	1,353

	$5,276	$5,208	$5,851

Expenditures for Long-Lived Assets:
Total for reportable segments	$2,328	$2,693	$6,763
Expenditures included in acquisition of business	—	—	(1,025)
Expenditures financed under capital leases	(15)	(521)	(1,303)
Other expenditures	304	421	289

	$2,617	$2,593	$4,724

      Approximately 95% of the Company’s total net sales during 2004 were to customers in the United States, and a majority of the remaining sales were to other North American countries.
      At December 31, 2004, all of the Company’s long-lived assets were located in the United States.

Note 20.
Restructuring, Impairment, and Other Non-Recurring Charges
      No restructuring, impairment, or other non-recurring charges were recorded in 2004 or 2003.
      A 2002 sale of the Company’s Newport, KY pipe coating assets did not materialize and resulted in a fourth quarter 2002 non-cash charge of $765,000. The charge represented depreciation expense that had been suspended while these assets were classified as held for resale.
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
Note 21.
Quarterly Financial Information (Unaudited)
      Quarterly financial information for the years ended December 31, 2004 and 2003 is presented below:

	2004

	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter	Quarter	Total

	In thousands, except per share amounts
Net sales	$65,452	$76,827	$85,858	$69,729	$297,866
Gross profit	$5,982	$9,333	$9,324	$5,972	$30,611
Net (loss) income	$(113)	$1,295	$1,342	$(1,044)	$1,480
Basic (loss) earnings per common share	$(0.01)	$0.13	$0.13	$(0.10)	$0.15
Diluted (loss) earnings per common share	$(0.01)	$0.13	$0.13	$(0.10)	$0.14

(1)	Includes a $493,000 gain from the sale of the Company’s former Newport, KY pipe coating machinery and equipment which had been classified as “held for resale”.

	2003

	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter(2)	Quarter	Total

	In thousands, except per share amounts
Net sales	$59,519	$75,796	$75,802	$53,149	$264,266
Gross profit	6,933	9,196	9,541	6,062	31,732
Income (loss) from continuing operations	64	1,123	1,379	(403)	2,163
(Loss) income from discontinued operations	(230)	(37)	1,546	(2)	1,277

Net (loss) income	$(166)	$1,086	$2,925	$(405)	$3,440

Basic (loss) earnings per common share:
From continuing operations	$0.01	$0.12	$0.14	$(0.04)	$0.23
From discontinued operations	(0.02)	—	0.16	—	0.13

Basic (loss) earnings per common share	$(0.02)	$0.11	$0.30	$(0.04)	$0.36

Diluted (loss) earnings per common share:
From continuing operations	$0.01	$0.12	$0.14	$(0.04)	$0.22
From discontinued operations	(0.02)	—	0.16	—	0.13

Diluted (loss) earnings per common share	$(0.02)	$0.11	$0.30	$(0.04)	$0.35

(1)	Discontinued operations results include the finalized sale of certain assets and liabilities and charges taken primarily related to severance and a lease termination of the Foster Technologies subsidiary.

(2)	The results from discontinued operations include the release of a $1,594,000 valuation allowance against foreign net operating losses that will be utilized as a result of the dissolution of the Foster Technologies subsidiary.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Managements’ Report on Internal Control Over Financial Reporting
      The management of L. B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a — 15(f). L. B. Foster Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.
      L. B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Pursuant to instruction G(3) to Form 10-K, the information required by Item 10 with respect to the Directors of the Company set forth under the heading “Election of Directors” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

      The information required by Item 10 with respect to the Executive Officers of the Company has been included in Part I of this Form 10-K (as Item 4A) in reliance on Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
      Pursuant to instruction G(3) to Form 10-K, information concerning the independence of our Audit Committee and audit committee financial expert disclosure set forth under the heading “Board and Committee Meetings” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.
      Pursuant to instruction G(3) to Form 10-K, the information concerning compliance with Section 16(a) of the Securities Act of 1933 by officers and directors of the Company set forth under the heading entitled “Beneficial Reporting Compliance” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.
      Information regarding our Code of Ethics set forth under the caption “Code of Ethics” in Item 4A of Part I of this Form 10-K is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      The information set forth under “Executive Compensation” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information set forth under “Stock Ownership” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information set forth under “Independent Auditors” in the 2005 Proxy Statement is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as a part of this Report:
      1. Financial Statements

The following Reports of Independent Registered Public Accounting Firm, consolidated financial statements, and accompanying notes are included in Item 8 of this Report:

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

      2. Financial Statement Schedule

Schedules for the Three Years Ended December 31, 2004, 2003 and 2002:

II — Valuation and Qualifying Accounts.

The remaining schedules are omitted because of the absence of conditions upon which they are required.
L. B. FOSTER COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

		Additions

	Balance at	Charged to				Balance
	Beginning	Costs and				at End
	of Year	Expenses	Other	Deductions		of Year

		(In thousands)
2004
Deducted from assets to which they apply:
Allowance for doubtful accounts	$827	$294	$—	$102	(1)	$1,019

Inventory valuation reserve	$1,387	$998	$—	$969	(2)	$1,416

Not deducted from assets:
Provision for special termination benefits	$163	$10	$—	$75	(3)	$98

Provision for environmental compliance & remediation	$325	$63	$—	$23	(4)	$365

2003
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,062	$233	$—	$468	(1)	$827

Inventory valuation reserve	$1,228	$505	$—	$346	(2)	$1,387

Not deducted from assets:
Provision for special termination benefits	$229	$14	$—	$80	(3)	$163

Provision for environmental compliance & remediation	$325	$52	$—	$52	(4)	$325

2002
Deducted from assets to which they apply:
Allowance for doubtful accounts	$812	$256	$—	$6	(1)	$1,062

Inventory valuation reserve	$1,171	$644	$—	$587	(2)	$1,228

Not deducted from assets:
Provision for special termination benefits	$388	$169	$—	$328	(3)	$229

Provision for environmental compliance & remediation	$340	$47	$—	$62	(4)	$325

(1)	Notes and accounts receivable written off as uncollectible.

(2)	Reductions of inventory valuation reserve result from physical inventory shrinkage and write-down of slow-moving inventory to the lower of cost or market.

(3)	Reduction of special termination provisions result from payments to severed employees and to revisions to severance obligations.

(4)	Payments made on amounts accrued and reversals of accruals.

      3. Exhibits
      The Exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:

3.1		Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2		Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002.

4.0		Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

4	.0.1	Amended Rights agreement dated as of May 14, 1998 between L. B. Foster Company and American Stock Transfer & Trust Company, filed as Exhibit 4.0.1 to Form 10-Q for the quarter ended March 31, 2003.

4	.0.2	Revolving Credit and Security Agreement dated as of September 26, 2002, between L. B. Foster Company and PNC Bank, N.A., filed as Exhibit 4.0.2 to Form 10-Q for the quarter ended September 30, 2002.

4	.0.3	First Amendment to Revolving Credit and Security Agreement dated September 8, 2003, between the Registrant and PNC Bank, N.A., filed as Exhibit 4.0.3 to Form 10-Q for the quarter ended September 30, 2003.

4	.0.4	Second Amendment to Revolving Credit and Security Agreement dated January 28, 2005, between Registrant and PNC Bank, N.A., filed as Exhibit to Form 8-K on February 2, 2005.

4	.0.5	Third Amendment to Revolving Credit and Security Agreement dated January 28, 2005, between Registrant and PNC Bank, N.A., filed as Exhibit 4.0.5 to Form 8-K on February 2, 2005.

*10	.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 1999.

*10	.12.1	First Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 1999.

10	.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10	.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

*10	.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC.

*10	.13	Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1999.

10	.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2002.

*10	.15	Lease between CXT Incorporated and Union Pacific Railroad Company, dated February 13, 1998, and filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1999.

10	.15.1	Renewal Rider for lease between CXT Incorporated, Union Pacific Railroad Company and Nevada Railroad Materials, Inc., dated December 17, 2003 and filed as Exhibit 10.15.1 to Form 10-K for the year ended December 31, 2003.

10	.15.2	Renewal Rider for lease between CXT Incorporated and Union Pacific Railroad Company dated December 17, 2003 and filed as Exhibit 10.15.2 to Form 10-K for the year ended December 31, 2003.

10.16		Lease between Registrant and Suwanee Creek Business Center, LLC dated February 13, 2004, and filed as Exhibit 10.16 to Form 10-Q for the quarter ended June 30, 2004.

10.17		Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, and filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2002.

10.19		Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL, dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

10	.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.2 to Form 10-K for the year ended December 31, 2000.

10.20		Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

*^10	.21	Agreement for Purchase and Sale of Concrete Railroad Ties between CXT, Incorporated and the Union Pacific Railroad dated January 24, 2005.

*10	.22	Manufacturing Agreement between CXT, Incorporated and Grimbergen Engineering & Projects, B.V. dated January 24, 2005.

10	.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of February 26, 1997, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended March 31, 2003.**

10.34		Amended and Restated 1998 Long-Term Incentive Plan as of February 2, 2001, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2000.**

10.45		Medical Reimbursement Plan effective January 1, 2004, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2003.**

10.46		Leased Vehicle Plan as amended and restated on June 9, 2004, filed as Exhibit 10.46 to Form 10-Q for the quarter ended June 30, 2004.**

10.51		Supplemental Executive Retirement Plan, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2002.**

10.52		Outside Directors’ Stock Award Plan, filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2002.**

10.53		Directors’ resolutions dated May 13, 2003, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 10-Q for the quarter ended June 30, 2003.**

10.55		Management Incentive Compensation Plan for 2005, filed as Exhibit 10.55 to Form 8-K on February 22, 2005.**

19		Exhibits marked with an asterisk are filed herewith.

*23		Consent of Independent Auditors.

*31	.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of this exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L. B. FOSTER COMPANY
March 14, 2005

By:	/s/ Stan L. Hasselbusch

(Stan L. Hasselbusch,
President and Chief Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ Lee B. Foster II (Lee B. Foster II)	Chairman of the Board and Director	March 14, 2005

By: /s/ Stan L. Hasselbusch (Stan L. Hasselbusch)	President, Chief Executive Officer and Director	March 14, 2005

By: /s/ Henry J. Massman IV (Henry J. Massman IV)	Director	March 14, 2005

By: /s/ Diane B. Owen (Diane B. Owen)	Director	March 8, 2005

By: /s/ Linda K. Patterson (Linda K. Patterson)	Controller	March 14, 2005

By: /s/ John W. Puth (John W. Puth)	Director	March 14, 2005

By: /s/ William H. Rackoff (William H. Rackoff)	Director	March 8, 2005

By: /s/ David J. Russo (David J. Russo)	Senior Vice President, Chief Financial Officer and Treasurer	March 14, 2005