Form 10-Q
period 2005-03-31
FOSTER L B CO
filed 2005-05-10
CIK 352825

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended    March 31, 2005

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date.

    Class                                    Outstanding at April 29, 2005
    -----                                    -----------------------------
 Common Stock, Par Value $.01                      10,076,020 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX
                                      -----


PART I.  Financial Information                                           Page
------------------------------                                           ----
  Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets                          3

           Condensed Consolidated Statements of Operations                4

           Condensed Consolidated Statements of Cash Flows                5

           Notes to Condensed Consolidated
            Financial Statements                                          6

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                13

  Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                                  21

  Item 4.  Controls and Procedures                                       21


PART II.  Other Information
---------------------------
  Item 1.    Legal Proceedings                                           22

  Item 5.    Other Information                                           22

  Item 6.    Exhibits                                                    22


Signature                                                                25

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                              March 31,         December 31,
                                                                2005                2004
                                                          ----------------    ----------------
ASSETS                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                                   $   4,708            $    280
  Accounts and notes receivable:
    Trade                                                        47,559              39,759
    Other                                                           248                 170
                                                          ----------------    ----------------
                                                                 47,807              39,929
  Inventories                                                    52,314              42,014
  Current deferred tax assets                                     1,289               1,289
  Other current assets                                            1,332                 786
                                                          ----------------    ----------------
Total Current Assets                                            107,450              84,298
                                                          ----------------    ----------------

Property, Plant & Equipment - At Cost                            72,806              70,467
Less Accumulated Depreciation                                   (41,213)            (40,089)
                                                          ----------------    ----------------
                                                                 31,593              30,378
                                                          ----------------    ----------------
Other Assets:
  Goodwill                                                          350                 350
  Other intangibles - net                                           392                 430
  Investments                                                    14,944              14,697
  Deferred tax assets                                             3,878               3,877
  Other assets                                                       65                  65
                                                          ----------------    ----------------
Total Other Assets                                               19,629              19,419
                                                          ----------------    ----------------
TOTAL ASSETS                                                   $158,672            $134,095
                                                          ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                         $    775            $    477
  Short-term borrowings                                               -                 112
  Accounts payable - trade                                       45,902              27,736
  Accrued payroll and employee benefits                           2,705               3,308
  Current deferred tax liabilities                                3,942               3,942
  Other accrued liabilities                                       2,331               1,892
                                                           ----------------    ----------------
Total Current Liabilities                                        55,655              37,467
                                                           ----------------    ----------------

Long-Term Borrowings                                             19,000              14,000
                                                           ----------------    ----------------
Other Long-Term Debt                                              4,199               3,395
                                                           ----------------    ----------------
Deferred Tax Liabilities                                          2,898               2,898
                                                           ----------------    ----------------
Other Long-Term Liabilites                                        2,362               2,592
                                                           ----------------    ----------------

STOCKHOLDERS' EQUITY:
  Common stock                                                      102                 102
  Paid-in capital                                                35,179              35,131
  Retained earnings                                              40,507              39,879
  Treasury stock                                                   (515)               (654)
  Accumulated other comprehensive loss                             (715)               (715)
                                                           ----------------    ----------------
Total Stockholders' Equity                                       74,558              73,743
                                                           ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $158,672            $134,095
                                                           ================    ================

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                    Three Months
                                                                       Ended
                                                                      March 31,
                                                       ---------------------------------------
                                                            2005                  2004
                                                       ---------------------------------------
                                                                    (Unaudited)

Net Sales                                                      $75,314               $65,452
Cost of Goods Sold                                              67,314                59,470
                                                       -----------------     -----------------
Gross Profit                                                     8,000                 5,982

Selling and Administrative Expenses                              7,169                 6,401
Interest Expense                                                   424                   463
Other Income                                                      (500)                 (694)
                                                       -----------------     -----------------
                                                                 7,093                 6,170
                                                       -----------------     -----------------

Income (Loss) Before Income Taxes                                  907                  (188)

Income Tax Expense (Benefit)                                       279                   (75)
                                                       -----------------     -----------------
Net Income (Loss)                                                 $628                 ($113)
                                                       =================     =================

Basic & Diluted Earnings (Loss) Per Common Share               $  0.06              ($  0.01)
                                                       =================     =================

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                Three Months
                                                                                               Ended March 31,
                                                                                           2005              2004
                                                                                       -------------     -------------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                           $   628            ($ 113)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
    Deferred income taxes                                                                        (1)                -
    Depreciation and amortization                                                             1,227             1,276
    Loss (gain) on sale of property, plant and equipment                                         11              (493)
    Unrealized (gain) loss on derivative mark-to-market                                        (253)               42
Change in operating assets and liabilities:
    Accounts receivable                                                                      (7,878)           (9,648)
    Inventories                                                                             (10,300)           (4,040)
    Other current assets                                                                       (546)             (623)
    Other noncurrent assets                                                                    (247)               47
    Accounts payable - trade                                                                 18,166            10,202
    Accrued payroll and employee benefits                                                      (603)              (57)
    Other current liabilities                                                                   439               (86)
    Other liabilities                                                                            23                51
                                                                                       -------------     -------------
  Net Cash Provided (Used) by Operating Activities                                              666            (3,442)
                                                                                       -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant and equipment                                           1                41
    Capital expenditures on property, plant and equipment                                    (1,216)           (1,231)
                                                                                       -------------     -------------
  Net Cash Used by Investing Activities                                                      (1,215)           (1,190)
                                                                                       -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds (repayments) of revolving credit agreement borrowings                            4,888              (178)
    Exercise of stock options and stock awards                                                  187               901
    Repayments of long-term debt                                                                (98)             (189)
                                                                                       -------------     -------------
  Net Cash Provided by Financing Activities                                                   4,977               534
                                                                                       -------------     -------------

Net Increase (Decrease) in Cash and Cash Equivalents                                          4,428            (4,098)

Cash and Cash Equivalents at Beginning of Period                                                280             4,134
                                                                                       -------------     -------------
Cash and Cash Equivalents at End of Period                                                 $  4,708           $    36
                                                                                       =============     =============

Supplemental Disclosure of Cash Flow Information:

    Interest Paid                                                                          $    327           $   424
                                                                                       =============     =============
    Income Taxes Paid                                                                      $      -           $     6
                                                                                       =============     =============

During the first three months of 2005 the Company financed $1.2 million in capital expenditures through the execution of capital leases. There were no capital expenditures financed through the execution of capital leases during the first three months of 2004.

See Notes to Condensed Consolidated Financial Statements.

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS
-----------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Amounts included in the balance sheet as of December 31, 2004 were derived from our audited balance sheet. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.


2. ACCOUNTING PRINCIPLES
------------------------
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), "Share-Based Payment" (SFAS 123R). SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock Based Compensation" (SFAS 123), supersedes APB 21, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather then operating activities as currently permitted. In April 2005, the Securities and Exchange Commission delayed the effective date of this statement until the beginning of the first annual reporting period that begins after June 15, 2005. The Company will begin recording compensation expense utilizing modified prospective application in its 2006 first quarter financial statements. Adoption of this standard is not expected to have a material effect on its financial position or results of operations.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. When fully phased-in, this deduction will be equal to 9 percent of the lesser of (a) "Qualified Production Activities Income" (QPAI), as defined in the act, or (b) taxable income (after utilization of any net operating loss carryforwards. In all cases, the deduction is limited to 50 percent of W-2 wages of the taxpayer. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income Exclusion (ETI) benefit for foreign sales that the World Trade Organization
(WTO) ruled was an illegal export subsidy.

On December 1, 2004, FASB Staff Position (FSP) No. FAS109-1, "Application of FASB Statement 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", was issued. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes". As such the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning in 2005. The Company has assessed the impact of this deduction and for 2005, anticipates a de minimis benefit due to the anticipated utilization of net operating loss carryforwards.

3. ACCOUNTS RECEIVABLE
----------------------
Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 2005 and December 31, 2004 have been reduced by an allowance for doubtful accounts of ($1,074,000) and ($1,019,000), respectively. Bad debt expense was $56,000 and $41,000 for the three-month periods ended March 31, 2005 and 2004, respectively.


4. INVENTORIES
--------------
Inventories of the Company at March 31, 2005 and December 31, 2004 are summarized as follows in thousands:

                                             March 31,           December 31,
                                               2005                 2004
---------------------------------------------------------------------------

Finished goods                             $   41,333           $   27,929
Work-in-process                                 6,977                8,452
Raw materials                                  10,469               11,751
---------------------------------------------------------------------------

Total inventories at current costs             58,779               48,132
(Less):
    LIFO reserve                              (4,802)              (4,702)
    Inventory valuation reserve               (1,663)              (1,416)
---------------------------------------------------------------------------
                                           $   52,314           $   42,014
===========================================================================

Inventories of the Company are generally valued at the lower of last-in, first-out (LIFO) cost or market. Other inventories of the Company are valued at average cost or market, whichever is lower. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end levels and costs.


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

The Company's funding policy for defined benefit plans is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. Net periodic pension costs for the three months ended March 31, 2005 and 2004 are as follows:

                                                     Three Months Ended
                                                          March 31,
(in thousands)                                    2005                2004
---------------------------------------------------------------------------
Service cost                                       $14                 $14
Interest cost                                       53                  51
Expected return on plan assets                     (52)                (44)
Amortization of prior service cost                   2                   2
Amortization of net loss                            14                  13
---------------------------------------------------------------------------
Net periodic benefit cost                          $31                 $36
===========================================================================

The Company expects to contribute $254,000 to its defined benefit plans in 2005. No contributions were made in the first quarter.

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

The expense associated with the defined contribution plans for the three months ended March 31 was $180,000 in 2005 and $163,000 in 2004.


7. BORROWINGS
-------------
On September 26, 2002, the Company entered into a credit agreement with a syndicate of three banks led by PNC Bank, N.A. The agreement provides for a revolving credit facility of up to $60,000,000 in borrowings to support the Company's working capital and other liquidity requirements. In January 2005, the agreement was amended to extend the maturity date from September 2005 to April 2006. The revolving credit facility is secured by substantially all of the inventory and trade receivables owned by the Company. Availability under the agreement is limited by the amount of eligible inventory and accounts receivable, applied against certain advance rates. Borrowings under the credit facility bear interest at either the base rate or the LIBOR rate plus an applicable spread based on the fixed charge coverage ratio. The base rate is equal to the higher of (a) PNC Bank's base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranges from 0% to .50%, and the LIBOR spread ranges from 1.75% to 2.50%. Base-rate loans are structured as revolving borrowings, whereby the Company's lockbox receipts are immediately applied against any outstanding borrowings. The Company classifies base-rate borrowings as short-term obligations, in accordance with current accounting requirements. At March 31, 2005, no base-rate loans were outstanding. At December 31, 2004, $112,000 in base-rate loans were outstanding.

The agreement includes financial covenants requiring a minimum net worth and a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated capital expenditures. The agreement also restricts investments, indebtedness, and the sale of certain assets. As of March 31, 2005, the Company was in compliance with all of the agreement's covenants. At March 31, 2005 the Company had borrowed $19,000,000 under the agreement, which was classified as long-term, and had approximately $38,809,000 in unused borrowing commitment.

In May 2005, the Company entered into an amended and restated credit agreement with a consortium of commercial banks. See Note 14, Subsequent Event.

8. EARNINGS (LOSS) PER COMMON SHARE
-----------------------------------
The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share:

                                                                    Three Months Ended
                                                                         March 31,
(in thousands, except earnings per share)                      2005                    2004
--------------------------------------------------------------------------------------------
Numerator:
  Numerator for basic and diluted
   earnings (loss) per common share -
   net income (loss) available to common
    stockholders:                                           $   628                 ($  113)
============================================================================================
Denominator:
    Weighted average shares                                  10,066                   9,806
--------------------------------------------------------------------------------------------
  Denominator for basic earnings (loss)
    per common share                                         10,066                   9,806

Effect of dilutive securities:
    Employee stock options                                      329                     343
--------------------------------------------------------------------------------------------
  Dilutive potential common shares                              329                     343

  Denominator for diluted earnings (loss)
    per common share - adjusted weighted
    average shares and assumed conversions                   10,395                  10,149
============================================================================================

Basic and diluted earnings (loss) per common share           $ 0.06                 ($ 0.01)
============================================================================================


9. STOCK-BASED COMPENSATION
---------------------------
The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) and applies the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized.

The following table illustrates the effect on the Company's income from continuing operations and earnings per share had compensation expense for the Company's stock option plans been applied using the method required by SFAS 123.

                                                                                             Three Months Ended
                                                                                                  March 31,
In thousands, except per share amounts                                                       2005           2004
-----------------------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations, as reported                                    $628          ($113)
Add:  Stock-based employee compensation expense included in
  reported net income (loss), net of related tax effects                                        -              -
Deduct:  Total stock-based employee compensation expense
  determined under fair value method for all awards, net of related tax effects                44             51
-----------------------------------------------------------------------------------------------------------------
Pro forma income (loss) from continuing operations                                           $584          ($164)
=================================================================================================================

Earnings (loss) per share from continuing operations:
  Basic and diluted, as reported                                                            $0.06         ($0.01)
=================================================================================================================
  Basic and diluted, pro forma                                                              $0.06         ($0.02)
=================================================================================================================

Pro forma information regarding net income and earnings per share for options granted has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. There were no stock options granted in the first quarter of 2005 or 2004.


10. COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------
The Company is subject to laws and regulations relating to the protection of the environment, and the Company's efforts to comply with environmental regulations may have an adverse effect on its future earnings. In the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition or liquidity of the Company. Although the resolution, in any reporting period, of one or more of these matters, could have a material effect on the Company's results of operations for that period.

In 2000, the Company's subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Due to a variety of factors, including deficiencies in the owner's project specifications, the panels have deteriorated and the owner either has replaced or is in the process of replacing these panels. The general contractor and the owner are currently engaged in dispute resolution procedures, which probably will continue through 2005. The general contractor has notified the Company that, depending on the outcome of these proceedings, it may file a suit against the Company's subsidiary. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit.

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

Another gas supply company filed suit against the Company in August, 2004, in Erie County, NY alleging that pipe coating which the Company furnished in 1985 had deteriorated and that the gas supply company has incurred $1,000,000 in damages. The Company does not, however, believe that the gas supply company's alleged problem is the Company's responsibility. Although no assurances can be given, the

Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit.

At March 31, 2005 the Company had outstanding letters of credit of approximately $3,499,000.


11. BUSINESS SEGMENTS
---------------------
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following table illustrates revenues and profits of the Company by segment:


                                                    Three Months Ended,
                                    March 31, 2005                       March 31, 2004
                               ---------------------------------------------------------------------
                                 Net             Segment                Net             Segment
(in thousands)                  Sales         Profit/(Loss)            Sales         Profit/(Loss)
----------------------------------------------------------------------------------------------------
Rail products                  $38,258           $1,947               $35,587           $  617
Construction products           33,131           (1,234)               26,775           (1,056)
Tubular products                 3,925              179                 3,090                3
----------------------------------------------------------------------------------------------------
  Total                        $75,314           $  892               $65,452          ($  436)
====================================================================================================

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2004.

The following table provides a reconciliation of reportable net profit (loss) to the Company's consolidated total:


                                                       Three Months Ended
                                                            March 31,
(in thousands)                                        2005            2004
-------------------------------------------------------------------------------
Income (loss) for reportable segments                $  892         ($  436)
Cost of capital for reportable segments               2,660           2,398
Interest expense                                       (424)           (463)
Other income                                            500             694
Corporate expense and other
  unallocated charges                                (2,721)         (2,381)
-------------------------------------------------------------------------------
Income (loss) before income taxes                    $  907         ($  188)
===============================================================================

12. COMPREHENSIVE INCOME (LOSS)
-------------------------------
Comprehensive income (loss) represents net income (loss) plus certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income (loss), net of tax, were as follows:

                                                Three Months Ended
                                                     March 31,
(in thousands)                               2005                2004
--------------------------------------------------------------------------
Net income (loss)                            $628                ($113)
Unrealized derivative gains on
  cash flow hedges                              -                   12
Foreign currency translation losses             -                  (18)
--------------------------------------------------------------------------
Comprehensive income (loss)                  $628                ($119)
==========================================================================


13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
-----------------------------------------------------------
The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company's primary source of variable-rate debt comes from its revolving credit agreement. In conjunction with the Company's debt refinancing in the third quarter of 2002, the Company discontinued cash flow hedge accounting treatment for the interest rate collars it had in place and applied mark-to-market accounting prospectively.

During the first quarter of 2005, the Company had one LIBOR-based interest rate collar agreement remaining. This agreement became effective in March 2001 and expires in March 2006, has a notional value of $15 million, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the agreement had the option, which was exercised on March 6, 2005, to convert the collar to a one year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of this instrument was a liability of $0.3 million as of March 31, 2005 and is recorded in "Other long-term liabilities".

With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of SFAS 133. However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these instruments in its consolidated statements of operations. During the first quarter of 2005 and 2004, the Company recognized $149,000 of income and a loss of $42,000, respectively, to adjust these instruments to fair value.

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

The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company will, however, manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions.
During 2004, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail. During the fourth quarter of 2004, circumstances indicated that the timing of the anticipated receipt of Canadian funds were not expected to coincide with the sale commitments and the Company recorded a $0.2 million loss to record these commitments at market. During the first quarter of 2005, the Company recognized $104,000 of income to adjust these commitments to fair value.

14. SUBSEQUENT EVENT
--------------------
In May 2005, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with a consortium of commercial banks. The new credit agreement provides for a $60,000,000 five year revolving credit facility expiring in May 2010. Borrowings under the agreement are secured by substantially all the inventory and trade receivables owned by the Company, and are limited to 85% of eligible accounts receivable and 60% of eligible inventory.

Borrowings under the amended credit agreement will bear interest at interest rates based upon either the base rate or LIBOR plus or minus applicable margins. The base rate is the greater of (a) PNC Bank's base commercial lending rate or
(b) the Federal Funds Rate plus .50%. The base rate spread ranges from a negative 1.00% to a positive 0.50%, and the LIBOR spread ranges from 1.50% to 2.50%. The interest rates on the Company's initial borrowings were LIBOR plus 1.50% and the base rate minus 1.00%. Under the amended credit agreement, the Company maintains dominion over its cash at all times, as long as excess availability stays over $5,000,000 and there is no uncured event of default.

The agreement includes financial covenants requiring, a minimum level for the fixed charge coverage ratio and a maximum amount of annual consolidated capital expenditures; however, expenditures for plant construction and refurbishment related to the Company's recent concrete tie supply agreement will be excluded from these covenants. The agreement also includes a minimum net worth covenant and restricts certain investments, other indebtedness, and the sale of certain assets.



Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------
                                    Overview
General
-------
L. B. Foster Company is a manufacturer, fabricator and distributor of products utilized in the transportation infrastructure, construction and utility markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.

Recent Developments
-------------------
On May 5, 2005, we entered into an amended and restated credit agreement with a consortium of commercial banks. The new agreement provides for a $60.0 million five year revolving credit facility expiring in May 2010.


                          Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company's specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company's policies or estimates since December

31, 2004. For more information regarding the Company's critical accounting policies, please see the Management's Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2004.


                          New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment" (SFAS 123R), which is a revision of Statement of Financial Accounting Standard No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with SFAS 123. SFAS 123R was originally effective for reporting periods that began after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. The Company will begin recording compensation expense utilizing modified prospective application in its 2006 first quarter financial statements. Adoption of this standard is not expected to have a material effect on its financial position or results of operations.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. When fully phased-in, this deduction will be equal to 9 percent of the lesser of (a) "Qualified Production Activities Income" (QPAI), as defined in the act, or (b) taxable income (after utilization of any net operating loss carryforwards. In all cases, the deduction is limited to 50 percent of W-2 wages of the taxpayer. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income Exclusion (ETI) benefit for foreign sales that the World Trade Organization
(WTO) ruled was an illegal export subsidy.

On December 1, 2004, FASB Staff Position (FSP) No. FAS109-1, "Application of FASB Statement 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", was issued. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes". As such the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning in 2005. The Company has assessed the impact of this deduction and for 2005, anticipates a de minimis benefit due to the anticipated utilization of net operating loss carryforwards.

                              Results of Operations

                                               Three Months Ended
                                                   March 31,
                                       -----------------------------------
                                             2005             2004
                                       -----------------------------------
                                             (Dollars in thousands)
Net Sales:
  Rail Products                             $38,258           $35,587
  Construction Products                      33,131            26,775
  Tubular Products                            3,925             3,090
                                       -----------------------------------
      Total Net Sales                       $75,314           $65,452
                                       ===================================
Gross Profit:
  Rail Products                              $4,893            $3,422
  Construction Products                       2,840             2,533
  Tubular Products                              631               435
  Other                                        (364)             (408)
                                       -----------------------------------
      Total Gross Profit                      8,000             5,982
                                       -----------------------------------

Expenses:
  Selling and administrative
    expenses                                  7,169             6,401
  Interest expense                              424               463
  Other income                                 (500)             (694)
                                       -----------------------------------
      Total Expenses                          7,093             6,170
                                       -----------------------------------

Income (Loss) before Income Taxes               907              (188)
Income Tax Expense (Benefit)                    279               (75)
                                        -----------------------------------

Net Income (Loss)                              $628             ($113)
                                       ===================================

Gross Profit %:
      Rail Products                            12.8%              9.6%
      Construction Products                     8.6%              9.5%
      Tubular Products                         16.1%             14.1%
          Total Gross Profit                   10.6%              9.1%


First Quarter 2005 Results of Operations
----------------------------------------
Net income for the first quarter of 2005 was $0.6 million ($0.06 per share) on net sales of $75.3 million and compares favorably to a first quarter 2004 net loss of $0.1 million ($0.01 per share) on net sales of $65.5 million.

Net sales for the Company increased $9.9 million compared to the prior year first quarter. The 7.5% increase in Rail segment sales is primarily due to increases in sales of new and relay rail products. Construction products' net sales increased 23.7% due mainly to an increase in sheet piling sales, as additional sheet piling sections became available from our supplier. Tubular products' sales increased 27% in comparison to the first quarter of 2004. Last year's sales were negatively impacted by a decline in major pipeline installations, as higher steel costs caused these projects to be delayed.
The Company's gross profit margin increased 1.5 percentage points to 10.6% compared to last year's first quarter. Rail products' profit margin increased
3.2 percentage points to 12.8% due to customer and product mix. The 0.9 percentage point decline in Construction products' margin was due primarily to low margins in our fabricated products business, as selling prices declined, and lower volumes caused increased plant inefficiencies. Tubular products' gross profit margin increased 2.0 percentage points. Last year's first quarter profit margin had been reduced due to the previously-mentioned delays in major natural gas pipeline projects.

Selling and administrative expenses increased 12.0% from the same prior year period due to increases in employee benefits, advertising and audit fees. Interest expense declined 8.4% from the prior year period due principally to the April 2004 retirement of a $10.0 million notional amount LIBOR-based interest rate collar agreement offset in part by increased interest rates. Other income decreased 28.0%, or $0.2 million, as prior year results included a gain from the sale of our former Newport, KY pipe coating machinery and equipment which had been classified as "held for resale". Income taxes in the current year are recorded at approximately 31% compared to 40% in the prior year first quarter. The prior year rate reflects an increase in the valuation allowance to reflect the uncertainty regarding the Company's ability to utilize certain state net operating loss carryforwards prior to their expiration.


                         Liquidity and Capital Resources

The Company's capitalization is as follows:

Debt:                                      March 31,             December 31,
In millions                                   2005                   2004
--------------------------------------------------------------------------------
Revolving Credit Facility                    $19.0                  $14.1
Capital Leases                                 2.2                    1.1
Other (primarily revenue bonds)                2.8                    2.8
--------------------------------------------------------------------------------
    Total Debt                                24.0                   18.0
--------------------------------------------------------------------------------

Equity                                        74.6                   73.7
--------------------------------------------------------------------------------

Total Capitalization                         $98.6                  $91.7
--------------------------------------------------------------------------------

Debt as a percentage of capitalization (debt plus equity) increased to 24% from 20% at year-end 2004. Working capital was $51.8 million at March 31, 2005 compared to $46.8 million at December 31, 2004.

The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. The following table summarizes the impact of these items:

                                                                March 31,
In millions                                               2005            2004
--------------------------------------------------------------------------------
Liquidity needs:
----------------
Working capital and other assets and liabilities         ($1.0)          ($4.2)
Capital expenditures, net of asset sales                  (1.2)           (1.2)
Scheduled debt service obligations - net                  (0.1)           (0.2)
Cash interest                                             (0.3)           (0.4)
--------------------------------------------------------------------------------
    Net liquidity requirements                            (2.6)           (6.0)
--------------------------------------------------------------------------------

Liquidity sources:
------------------
Internally generated cash flows before interest            1.9             1.2
Credit facility activity                                   4.9            (0.2)
Equity transactions                                        0.2             0.9
--------------------------------------------------------------------------------
    Net liquidity sources                                  7.0             1.9
-------------------------------------------------------------------------------
Net Change in Cash                                        $4.4           ($4.1)
================================================================================

Capital expenditures were $1.2 million for the first three months of 2005 and 2004. The Company anticipates its total capital spending in 2005 to exceed $15.0 million, largely due to its commitment to fulfill its concrete tie agreement with the Union Pacific Railroad. A new facility will be built in Tucson, AZ and substantial improvements will be made to the Company's existing Grand Island, NE facility. These expenditures will be funded by cash flow from operations and available external financing sources. Since the new or improved facilities are expected to be completed in the fourth quarter of 2005 and into the first quarter of 2006, most of the volume and productivity improvements will not be realized until 2006.

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

The Company has an agreement that provides for a revolving credit facility of up to $60.0 million in borrowings to support the Company's working capital and other liquidity requirements. In January 2005, the agreement was amended to extend the maturity date from September 2005 to April 2006. The revolving credit facility is secured by substantially all of the Company's inventory and trade receivables. Availability under this agreement is limited by the amount of eligible inventory and accounts receivable applied against certain advance rates. Borrowings under the credit facility bear interest at either the base rate or the LIBOR plus an applicable spread based on the fixed charge coverage ratio. The base rate is equal to the higher of (a) PNC Bank's base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranges from 0% to .50%, and the LIBOR spread ranges from 1.75% to 2.50%. Base-rate loans are structured as revolving borrowings, whereby the Company's lockbox receipts are immediately applied against any outstanding borrowings. The Company classifies base-rate borrowings as short-term obligations, in accordance with current accounting requirements. At March 31, 2005, no base-rate loans were outstanding. At December 31, 2004, $0.1 million in base-rate loans were outstanding.

Long-term revolving credit agreement borrowings at March 31, 2005 were $19.0 million, an increase of $5.0 million from December 31, 2004. At March 31, 2005, remaining available borrowings under this facility were approximately $38.8 million. Outstanding letters of credit at March 31, 2005 were approximately $3.5 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.

The credit agreement includes financial covenants requiring a minimum net worth and a minimum level for the fixed charge coverage ratio. The primary restrictions to this agreement include investments, indebtedness, and the sale of certain assets. As of March 31, 2005, the Company was in compliance with all of the agreement's covenants.

On May 5, 2005, the Company entered into an amended and restated credit agreement. See Note 14, Subsequent Event for details of the new agreement.



                         Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of the Company's required payments under financial instruments and other commitments as of December 31, 2004 are included in "Liquidity and Capital Resources" section of the Company's 2004 Annual Report filed on Form 10-K. There have been no significant changes to the Company's contractual obligations relative to the information presented in the Form 10-K. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.

                      Dakota, Minnesota & Eastern Railroad

The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controls over 2,500 miles of track in eight states.

At March 31, 2005, the Company's investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of approximately $6.0 million. The Company owns approximately 13.6% of the DM&E.

In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends are not paid timely, dividends accrue at an accelerated rate until those dividends are paid. In addition, penalty interest accrues and compounds annually until such dividends are paid. Subsequent issuances of Series C, C-1, and D Preferred Stock have all assumed distribution priority over the previous series, with series D not redeemable until 2008. As subsequent preferred series were issued, the Company, based on its own valuation estimate, stopped recording the full amount due on all preferred series given the delay in anticipated realization of the asset and the priority of redemption of the various issuances. The amount of dividend income not recorded was approximately $4.1 million at March 31, 2005. The Company will only recognize this income upon redemption of the respective issuances or payment of the dividends.

In June 1997, the DM&E announced its plan to build an extension from the DM&E's existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to be in excess of $2.0 billion. The Surface Transportation Board (STB) approved the Project in January 2002. In October 2003, however, the 8th U.S. Circuit Court of Appeals remanded the matter to the STB and instructed the STB to address, in its environmental impact statement, the Project's effects on air quality, noise and vibration, and preservation of historic sites. On January 30, 2004, the 8th U. S. Circuit Court of Appeals denied petitions seeking a rehearing of the case. On April 15, 2005, the STB issued a draft Supplemental Environmental Impact Statement (SEIS) on the Project. The STB will make its final decision after reviewing public comments on the SEIS.

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


                                  Other Matters

We have reached an agreement for a three year contract with the union representing our employees at the Bedford, PA fabricated products facility. Although the previous agreement had expired in March 2005, employees continued to work under terms of the old contract during negotiations.

We continue to evaluate the overall performance of our operations. A decision to down-size or terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.


                                     Outlook

Our CXT Rail operations and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. In January 2005, the CXT Rail operation was awarded a long-term contract from this Class I railroad for the supply of prestressed concrete railroad ties. To accommodate the contract's requirements, CXT will upgrade its manufacturing equipment at its Grand Island, NE plant and build a new facility in Tucson, AZ. Engineering, site development and equipment manufacturing related to these facilities commenced in the first quarter of 2005. The Class I railroad has agreed to purchase ties from the Grand Island facility through December 2009, and the Tucson, AZ facility through December 2012.

Steel is a key component in the products that we sell. During most of 2004, producers and other suppliers quoted continually increasing product prices and some of our suppliers experienced supply shortages. Since many of the Company's projects can be six months to twenty-four months in duration, we have, on occasion, found ourselves caught in the middle of some of these pricing and availability issues. The high price of steel continues to impact our business, although the pricing volatility that we experienced in 2004 has moderated and we expect less volatility in the current year. However, if this situation were to resurface, if could have a negative impact on the Company's results of operations and cash flows.

In the second half of 2004, our primary supplier of sheet piling improved its capability to provide a significantly larger amount of sheet piling than in previous years. This supplier also increased the number of sections it provides to us, although there are still sections that remain unavailable. While management's outlook is positive considering the developments in 2004, additional sections are important for us to compete effectively in the structural steel market.

A substantial portion of the Company's operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. The most recent extension of the federal highway and transit bill (TEA-21) is to expire in May, 2005, as reauthorization of a successor bill continues to be delayed. A new highway and transit bill is important to the future growth and profitability of many of the Company's businesses. Our fabricated products and rail transit businesses continue to be slow and to experience more competitive pressure due to the lack of new legislation. Additionally, government actions concerning taxation, tariffs, the environment, or other matters could impact the operating results of the Company. The Company's operating results may also be affected negatively by adverse weather conditions.

Although backlog is not necessarily indicative of future operating results, total Company backlog at March 31, 2005, was approximately $137.0 million. The following table provides the backlog by business segment:

                                                 Backlog
                          ------------------------------------------------------
                           March 31,           December 31,           March 31,
(In thousands)               2005                  2004                 2004
--------------------------------------------------------------------------------
Rail Products             $  51,955             $  29,079            $  46,038
Construction Products        78,016                67,736               67,886
Tubular Products              7,035                 3,249                4,695
--------------------------------------------------------------------------------
           Total          $ 137,006             $ 100,064            $ 118,619
================================================================================


                    Market Risk and Risk Management Policies

The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company's primary source of variable-rate debt comes from its revolving credit agreement. In conjunction with the Company's debt refinancing in the third quarter of 2002, the Company discontinued cash flow hedge accounting treatment for the interest rate collars it had in place and applied mark-to-market accounting prospectively.

During the first quarter of 2005, the Company had one LIBOR-based interest rate collar agreement remaining. This agreement became effective in March 2001 and expires in March 2006, has a notional value of $15 million, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the agreement had the option, which was exercised on March 6, 2005, to convert the collar to a one year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of this instrument was a liability of $0.3 million as of March 31, 2005 and is recorded in "Other long-term liabilities".

With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of SFAS 133. However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these instruments in its consolidated statements of operations. During the first quarter of 2005 and 2004, the Company recognized $149,000 of income and a loss of $42,000, respectively, to adjust these instruments to fair value.

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

Since the interest rate on the revolving credit agreement floats with the short-term market rate of interest, the Company is exposed to the risk that the interest rate may decrease below the 5.49% fixed rate on the remaining agreement. The effect of a 1% decrease in rate of interest below the 5.49% annual interest rate on $15 million of outstanding floating rate debt would result in increased annual interest costs of approximately $0.2 million.

The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company will, however, manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions.
During 2004, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail. During the fourth quarter of 2004, circumstances indicated that the timing of the anticipated receipt of Canadian funds were not expected to coincide with the sale commitments and the Company recorded a $0.2 million loss to record these commitments at market. During the first quarter of 2005, the Company recognized $104,000 of income to adjust these commitments to fair value.

                           Forward-Looking Statements

Statements relating to the potential value of the DM&E or the Project, or management's belief as to such matters, are forward-looking statements and are subject to numerous contingencies and risk factors. The Company has based its assessment on information provided by the DM&E and has not independently verified such information. In addition to matters mentioned above, factors which can adversely affect the value of the DM&E and its ability to complete the Project include the following: labor disputes, the outcome of certain litigation, any inability to obtain necessary environmental and government approvals for the Project in a timely fashion, the DM&E's ability to continue to obtain interim funding to finance the Project, the expense of environmental mitigation measures required by the Surface Transportation Board, an inability to obtain financing for the Project, competitors' response to the Project, market demand for coal or electricity and changes in environmental laws and regulations.

The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. An inability to produce a full complement of piling products by a Virginia steel mill could adversely impact the growth of the Piling division. Delays or problems encountered at our concrete tie facilities during construction or implementation could have a material, negative impact on the Company's operating results. The Company's businesses could be affected adversely by significant increases in the price of steel. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, labor disputes, the impact of competition, the seasonality of the Company's business, the adequacy of internal and external sources of funds to meet financing needs, taxes, inflation and governmental regulations. Sentences containing words such as "believes," "intends," "anticipates," "expects," or "will" generally should be considered forward-looking statements.



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


Item 5.  OTHER INFORMATION
--------------------------
On May 5, 2005, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with PNC Bank, N.A., LaSalle Bank, N.A., and First Commonwealth Bank. The new agreement provides for a $60.0 million five year revolving credit facility expiring in May 2010, and is filed as Exhibit
10.0 to this form 10-Q. See Note 14, Subsequent Event located in the Notes to Condensed Consolidated Financial Statements.


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

     4.0.4 Second Amendment to Revolving Credit and Security Agreement dated January 28, 2005, between Registrant and PNC Bank, N.A., filed as
             Exhibit 4.0.4 to Form 8-K on February 2, 2005.

     4.0.5 Third Amendment to Revolving Credit and Security Agreement dated January 28, 2005, between Registrant and PNC Bank, N.A., filed as
             Exhibit 4.0.5 to Form 8-K on February 2, 2005.

*   10.0     Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A, LaSalle Bank N.A., and First
             Commonwealth Bank.

   10.12 Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

   10.12.1 Second Amendment dated March 12, 1996 to lease between CXT Incorp-orated and Crown West Realty, LLC, successor, filed as Exhibit
             10.12.1 to Form 10-K for the year ended December 31, 2004.

   10.12.2 Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

   10.12.3 Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

   10.12.4 Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

   10.13 Lease between CXT Incorporated and Crown West Realty, L. L. C., dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

   10.13.1 Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2002.

   10.15 Lease between CXT Incorporated and Union Pacific Railroad Company, dated February 13, 1998, and filed as Exhibit 10.15 to Form 10-K, for the year ended December 31, 2004.

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

^  10.21     Agreement for Purchase and Sales of Concrete Railroad Ties between
             CXT Incorporated and the Union Pacific Railroad dated January 24,
             2005, and filed as Exhibit 10.21 to Form 10-K for the year ended
             December 31, 2004.

   10.22 Manufacturing Agreement between CXT Incorporated and Grimbergen Engineering & Projects, B.V. dated January 24, 2005, and filed as
             Exhibit 10.22 to Form 10-K for the year ended December 31, 2004.

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

   10.46 Leased Vehicle Plan as amended and restated on June 9, 2004, filed as Exhibit 10.46 to Form 10-Q for the quarter ended June 30, 2004.
             **

   10.51 Supplemental Executive Retirement Plan, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2002. **

   10.52 Outside Directors' Stock Award Plan, filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2002. **

   10.53 Directors' resolutions dated May 13, 2003, under which directors' compensation was established, filed as Exhibit 10.53 to Form 10-Q for the quarter ended June 30, 2003. **

   10.55     Management Incentive Compensation Plan for 2005, filed as Exhibit
             10.55 to Form 8-K on February 22, 2005. **

*  31.1      Certification of Chief Executive Officer under Section 302 of the
             Sarbanes-Oxley Act of 2002.

*  31.2      Certification of Chief Financial Officer under Section 302 of the
             Sarbanes-Oxley Act of 2002.

*  32.0      Certification of Chief Executive Officer and Chief Financial
             Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
     *       Exhibits marked with an asterisk are filed herewith.

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




                                     L. B. FOSTER COMPANY
                                     --------------------
                                         (Registrant)


Date:  May 9, 2005                   By:/s/David J. Russo
-------------------                  ----------------------
                                     David J. Russo
                                     Senior Vice President,
                                     Chief Financial Officer and Treasurer
                                     (Duly Authorized Officer of Registrant)