Form 10-Q
period 2005-06-30
FOSTER L B CO
filed 2005-08-09
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2005
Commission File Number 0-10436
L. B. Foster Company
(Exact name of Registrant as specified in its charter)

Pennsylvania	25-1324733

(State of Incorporation)	(I. R. S. Employer Identification No.)

415 Holiday Drive, Pittsburgh, Pennsylvania	15220

(Address of principal executive offices)	(Zip Code)
(412) 928-3417
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes ☑           No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                    Yes ☑           No ☐
Indicate the number of shares of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 25, 2005
Common Stock, Par Value $.01	10,107,270 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES
INDEX

Page
PART I. Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II. Other Information

Item 1. Legal Proceedings	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	23

Signature	26
EX-10.14
EX-10.15
EX-10.15.1
EX-10.33.2
EX-10.34
EX-10.53.1
EX-10.53.2
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,042	$280
Accounts and notes receivable:
Trade	57,699	39,759
Other	897	170

	58,596	39,929
Inventories	68,386	42,014
Current deferred tax assets	1,289	1,289
Other current assets	996	786

Total Current Assets	132,309	84,298

Property, Plant & Equipment — At Cost	78,677	70,467
Less Accumulated Depreciation	(42,255)	(40,089)

	36,422	30,378

Other Assets:
Goodwill	350	350
Other intangibles — net	353	430
Investments	15,192	14,697
Deferred tax assets	3,877	3,877
Other assets	195	65

Total Other Assets	19,967	19,419

TOTAL ASSETS	$188,698	$134,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$765	$477
Short-term borrowings	2,067	112
Accounts payable — trade	52,748	27,736
Accrued payroll and employee benefits	3,895	3,308
Current deferred tax liabilities	3,942	3,942
Other accrued liabilities	3,972	1,892

Total Current Liabilities	67,389	37,467

Long-Term Borrowings	36,016	14,000

Other Long-Term Debt	4,000	3,395

Deferred Tax Liabilities	2,898	2,898

Other Long-Term Liabilites	2,036	2,592

STOCKHOLDERS’ EQUITY:
Common stock	102	102
Paid-in capital	35,267	35,131
Retained earnings	42,105	39,879
Treasury stock	(400)	(654)
Accumulated other comprehensive loss	(715)	(715)

Total Stockholders’ Equity	76,359	73,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$188,698	$134,095

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net Sales	$97,808	$76,827	$173,122	$142,279
Cost of Goods Sold	87,048	67,494	154,362	126,964

Gross Profit	10,760	9,333	18,760	15,315

Selling and Administrative Expenses	7,971	7,054	15,140	13,455
Interest Expense	573	469	997	932
Other Income	(227)	(350)	(727)	(1,044)

	8,317	7,173	15,410	13,343

Income Before Income Taxes	2,443	2,160	3,350	1,972

Income Tax Expense	845	865	1,124	790

Net Income	$1,598	$1,295	$2,226	$1,182

Basic Earnings Per Common Share	$0.16	$0.13	$0.22	$0.12

Diluted Earnings Per Common Share	$0.15	$0.13	$0.21	$0.12

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months
	Ended June 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,226	$1,182
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	2,476	2,595
Loss (gain) on sale of property, plant and equipment	27	(308)
Unrealized gain on derivative mark-to-market	(345)	(374)
Change in operating assets and liabilities:
Accounts receivable	(18,667)	(11,615)
Inventories	(26,372)	(436)
Other current assets	(210)	(265)
Other noncurrent assets	(625)	(163)
Accounts payable — trade	25,012	3,909
Accrued payroll and employee benefits	587	362
Other current liabilities	2,425	580
Other liabilities	(556)	(1,285)

Net Cash Used by Operating Activities	(14,022)	(5,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	8	982
Capital expenditures on property, plant and equipment	(7,278)	(1,541)

Net Cash Used by Investing Activities	(7,270)	(559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit agreement borrowings	21,904	4,000
Proceeds from other short-term borrowings	2,067	—
Exercise of stock options and stock awards	390	1,331
Repayments of long-term debt	(307)	(365)

Net Cash Provided by Financing Activities	24,054	4,966

Net Increase (Decrease) in Cash and Cash Equivalents	2,762	(1,411)

Cash and Cash Equivalents at Beginning of Period	280	4,134

Cash and Cash Equivalents at End of Period	$3,042	$2,723

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$833	$827

Income Taxes Paid	$9	$173

During the first six months of 2005 the Company financed $1.2 million in capital expenditures through the execution of capital leases. There were no capital expenditures financed through the execution of capital leases during the first six months of 2004.
See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Amounts included in the balance sheet as of December 31, 2004 were derived from our audited balance sheet. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
2. ACCOUNTING PRINCIPLES
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock Based Compensation” (SFAS 123), supersedes APB 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather then operating activities as currently permitted. In April 2005, the Securities and Exchange Commission delayed the effective date of this statement until the beginning of the first annual reporting period that begins after June 15, 2005. The Company will begin recording compensation expense utilizing modified prospective application in its 2006 first quarter financial statements. Adoption of this standard is not expected to have a material effect on its financial position or results of operations.
On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. When fully phased-in, this deduction will be equal to 9 percent of the lesser of (a) “Qualified Production Activities Income” (QPAI), as defined in the act, or (b) taxable income (after utilization of any net operating loss carryforwards. In all cases, the deduction is limited to 50 percent of W-2 wages of the taxpayer. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income Exclusion (ETI) benefit for foreign sales that the World Trade Organization (WTO) ruled was an illegal export subsidy.
On December 1, 2004, FASB Staff Position (FSP) No. FAS109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, was issued. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes”. As such the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning in 2005. The Company has assessed the impact of this deduction and for 2005, anticipates a de minimis benefit due to the anticipated utilization of net operating loss carryforwards.

3. ACCOUNTS RECEIVABLE
Credit is extended on an evaluation of the customer’s financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 2005 and December 31, 2004 have been reduced by an allowance for doubtful accounts of ($1,135,000) and ($1,019,000), respectively. Bad debt expense was $117,000 and $133,000 for the six-month periods ended June 30, 2005 and 2004, respectively.
4. INVENTORIES
Inventories of the Company at June 30, 2005 and December 31, 2004 are summarized as follows in thousands:

	June 30,	December 31,
	2005	2004

Finished goods	$55,056	$27,929
Work-in-process	7,397	8,452
Raw materials	12,825	11,751

Total inventories at current costs	75,278	48,132
(Less):
LIFO reserve	(5,302)	(4,702)
Inventory valuation reserve	(1,590)	(1,416)

	$68,386	$42,014

Inventories of the Company are generally valued at the lower of last-in, first-out (LIFO) cost or market. Other inventories of the Company are valued at average cost or market, whichever is lower. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end levels and costs.
5. PROPERTY HELD FOR RESALE
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
The Company’s funding policy for defined benefit plans is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. Net periodic pension costs for the three months and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Service cost	$14	$14	$29	$28
Interest cost	53	51	105	102
Expected return on plan assets	(52)	(44)	(103)	(88)
Amortization of prior service cost	2	2	4	4
Amortization of net loss	14	13	27	26

Net periodic benefit cost	$31	$36	$62	$72

The Company expects to contribute $299,000 to its defined benefit plans in 2005. As of June 30, 2005, $84,500 of contributions have been made.
The Company’s defined contribution plan, available to substantially all salaried employees, contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute up to 41% of their annual compensation and receive a matching employer contribution up to 3% of their annual compensation.
Further, the plan requires an additional matching employer contribution, based on the ratio of the Company’s pretax income to equity, up to 3% of the employee’s annual compensation. Additionally, the Company contributes 1% of all salaried employees’ annual compensation to the plan without regard for employee contribution. The Company may also make discretionary contributions to the plan. The expense associated with the defined contribution plans for the six months ended June 30 was $512,000 in 2005 and $432,000 in 2004.
7. BORROWINGS
In May 2005, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with a consortium of commercial banks. The new credit agreement provides for a $60,000,000 five year revolving credit facility expiring in May 2010. Borrowings under the agreement are secured by substantially all the inventory and trade receivables owned by the Company, and are limited to 85% of eligible receivables and 60% of eligible inventory.
Borrowings under the amended credit agreement will bear interest at interest rates based upon either the base rate or LIBOR plus or minus applicable margins. The base rate is the greater of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranges from a negative 1.00% to a positive 0.50%, and the LIBOR spread ranges from 1.50% to 2.50%. The interest rates on the Company’s initial borrowings were LIBOR plus 1.50% and the base rate minus 1.00%. Under the amended credit agreement, the Company maintains dominion over its cash at all times, as long as excess availability stays over $5,000,000 and there is no uncured event of default.
The agreement includes financial covenants requiring, a minimum level for the fixed charge coverage ratio and a maximum amount of annual consolidated capital expenditures; however, expenditures for plant construction and refurbishment related to the Company’s recent concrete tie supply agreement are excluded from these covenants. The agreement also includes a minimum net worth covenant and restricts certain investments, other indebtedness, and the sale of certain assets. As of June 30, 2005, the Company was in compliance with all of the agreement’s covenants.
8. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except earnings per share)	2005	2004	2005	2004

Numerator:
Numerator for basic and diluted earnings per common share - net income available to common stockholders:	$1,598	$1,295	$2,226	$1,182

Denominator:
Weighted average shares	10,085	9,945	10,076	9,876

Denominator for basic earnings per common share	10,085	9,945	10,076	9,876

Effect of dilutive securities:
Employee stock options	324	309	326	326

Dilutive potential common shares	324	309	326	326

Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversions	10,409	10,254	10,402	10,202

Basic earnings per common share	$0.16	$0.13	$0.22	$0.12

Diluted earnings per common share	$0.15	$0.13	$0.21	$0.12

9. STOCK-BASED COMPENSATION
The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and applies the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized. The Company will adopt SFAS 123R effective January 1, 2006.
The following table illustrates the effect on the Company’s income from continuing operations and earnings per share had compensation expense for the Company’s stock option plans been applied using the method required by SFAS 123.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Net income from continuing operations, as reported	$1,598	$1,295	$2,226	$1,182
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	85	94	128	145

Pro forma income from continuing operations	$1,513	$1,201	$2,098	$1,037

Earnings per share from continuing operations:
Basic, as reported	$0.16	$0.13	$0.22	$0.12
Basic, pro forma	$0.15	$0.12	$0.21	$0.11
Diluted, as reported	$0.15	$0.13	$0.21	$0.12
Diluted, pro forma	$0.15	$0.12	$0.20	$0.10

Pro forma information regarding net income and earnings per share for options granted has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. There were no stock options granted in the first quarter of 2005 or 2004. The following weighted-average assumptions were used for grants in second quarter of 2005 and 2004, respectively: risk-free interest rates of 3.87% and 4.74%; dividend yield of 0.0% for both periods; volatility factors of the expected market price of the Company’s Common stock of  .25 and .28; and a weighted-average expected life of the option of ten years. The weighted-average fair value of the options granted in the second quarter 2005 and 2004 was $4.01 and $3.91, respectively.
10. COMMITMENTS AND CONTINGENT LIABILITIES
The Company is subject to laws and regulations relating to the protection of the environment, and the Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings. In the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company.
The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition or liquidity of the Company. The resolution, in any reporting period, of one or more of these matters, could have; however, a material effect on the Company’s results of operations for that period.
In 2000, the Company’s subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Due to a variety of factors, including deficiencies in the owner’s project specifications, certain panels have deteriorated and the owner either has replaced or is in the process of replacing these panels. The general contractor and the owner are currently engaged in dispute resolution procedures, which probably will continue through 2005. The general contractor has notified the Company that, depending on the outcome of these proceedings, it may file a suit against the Company’s subsidiary. Although no assurances can be given, the Company believes that its subsidiary has meritorious defenses to such claims and that its subsidiary will vigorously defend against such a suit.

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
Another gas supply company filed suit against the Company in August, 2004, in Erie County, NY alleging that pipe coating which the Company furnished in 1985 had deteriorated and that the gas supply company has incurred $1,000,000 in damages. In May 2005, the plaintiff voluntarily dismissed this claim.
At June 30, 2005 the Company had outstanding letters of credit of approximately $3,391,000.
11. BUSINESS SEGMENTS
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits of the Company by segment:

	Three Months Ended,		Six Months Ended,
	June 30, 2005		June 30, 2005
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit/(Loss)

Rail products	$47,263	$1,793	$85,521	$3,740
Construction products	44,451	602	77,582	(632)
Tubular products	6,094	742	10,019	921

Total	$97,808	$3,137	$173,122	$4,029

	Three Months Ended,		Six Months Ended,
	June 30, 2004		June 30, 2004
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit/(Loss)

Rail products	$39,099	$1,377	$74,686	$1,994
Construction products	32,421	157	59,196	(899)
Tubular products	5,307	756	8,397	759

Total	$76,827	$2,290	$142,279	$1,854

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2004.
The following table provides a reconciliation of reportable net profit (loss) to the Company’s consolidated total:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Income for reportable segments	$3,137	$2,290	$4,029	$1,854
Cost of capital for reportable segments	3,148	2,682	5,808	5,080
Interest expense	(573)	(469)	(997)	(932)
Other income	227	350	727	1,044
Corporate expense and other unallocated charges	(3,496)	(2,693)	(6,217)	(5,074)

Income before income taxes	$2,443	$2,160	$3,350	$1,972

12. COMPREHENSIVE INCOME
Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Net income	$1,598	$1,295	$2,226	$1,182
Unrealized derivative gains on cash flow hedges	—	16	—	28
Foreign currency translation gains	—	24	—	6

Comprehensive income	$1,598	$1,335	$2,226	$1,216

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
During 2005, the Company had one LIBOR-based interest rate collar agreement remaining. This agreement became effective in March 2001 and expires in March 2006, has a notional value of $15.0 million, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the agreement had the option, which was exercised on March 6, 2005, to convert the collar to a one year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of this instrument was a liability of $181,000 as of June 30, 2005 and is recorded in “Other accrued liabilities”.
With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of SFAS 133. However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these instruments in its consolidated statements of operations. During the second quarter of 2005 and 2004, the Company recognized income of $76,000 and $416,000, respectively, to adjust these instruments to fair value. For the six months ended June 2005 and 2004, the Company recognized income of $225,000 and $374,000, respectively, to adjust these instruments to fair value.
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
The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company will, however, manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. During 2004, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail. During the fourth quarter of 2004, circumstances indicated that the timing of the anticipated receipt of Canadian funds were not expected to coincide with the sale commitments and the Company recorded a $0.2 million loss to record these commitments at market. During the second quarter and first six months of 2005, the Company recognized income of $16,000 and $120,000, respectively, to adjust these commitments to fair value. The fair value of the commitments was a liability of $82,000 as of June 30, 2005 and is recorded in “Other accrued liabilities”.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
General
L. B. Foster Company is a manufacturer, fabricator and distributor of products utilized in the transportation infrastructure, construction and utility markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.
Recent Developments
Subsequent to the January 2005 completion of a concrete tie supply agreement between the Union Pacific Railroad and the Company, we commenced site development and construction of new manufacturing equipment for installation at our existing Grand Island, NE facility and a greenfield site in Tucson, AZ. At this time, the Grand Island facility (GI facility) is on schedule while the Tucson property has experienced a small delay due to permitting issues which we expect to have resolved soon. The total project is currently projected to be on budget. The GI facility stopped producing ties in early July to accommodate the approximate nine week installation of new equipment. After installation, we anticipate a certain amount of production testing and process refinement at this facility before we will be able to produce at close to maximum capacity; therefore, we expect sales and profits in the concrete tie business to be at lower than historical levels until late 2005. Once erected, we anticipate a similar start up process for the Tucson facility, which we expect to come on line during the first quarter of 2006. Since the new or improved facilities are expected to be completed later in 2005 and into the first quarter of 2006, the anticipated volume and productivity improvements will not begin to be realized until 2006.
Lease agreements to finance the significant capital expenditures were completed with two separate banks in July. We expect the project expenditures to range between $18 million and $20 million, with some of the spending for the Tucson facility occurring in early 2006.
Certain of our businesses, especially our Fabricated Products group, have been hampered with low volumes and margins due to the lack of successor legislation to TEA-21, which was a highway and transportation funding bill that expired in September 2003. Since its expiration, the President signed eleven extensions into law, the most recent of which expired on July 30, 2005. On July 29, 2005, Congress passed new legislation (TEA-3) authorizing $286 billion for United States transportation improvement spending. We are hopeful that this new legislation, when approved by the President, will have a positive impact on these businesses in 2006.

Critical Accounting Policies
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company’s policies or estimates since December 31, 2004. For more information regarding the Company’s critical accounting policies, please see the Management’s Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2004.
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (SFAS 123R), which is a revision of Statement of Financial Accounting Standard No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with SFAS 123. SFAS 123R was originally effective for reporting periods that began after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. The Company will begin recording compensation expense utilizing modified prospective application in its 2006 first quarter financial statements. Adoption of this standard is not expected to have a material effect on its financial position or results of operations.
On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. When fully phased-in, this deduction will be equal to 9 percent of the lesser of (a) “Qualified Production Activities Income” (QPAI), as defined in the act, or (b) taxable income (after utilization of any net operating loss carryforwards. In all cases, the deduction is limited to 50 percent of W-2 wages of the taxpayer. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income Exclusion (ETI) benefit for foreign sales that the World Trade Organization (WTO) ruled was an illegal export subsidy.
On December 1, 2004, FASB Staff Position (FSP) No. FAS109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, was issued. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes”. As such the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning in 2005. The Company has assessed the impact of this deduction and for 2005, anticipates a de minimis benefit due to the anticipated utilization of net operating loss carryforwards.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Net Sales:
Rail Products	$47,263	$39,099	$85,521	$74,686
Construction Products	44,451	32,421	77,582	59,196
Tubular Products	6,094	5,307	10,019	8,397

Total Net Sales	$97,808	$76,827	$173,122	$142,279

Gross Profit:
Rail Products	$5,159	$4,676	$10,052	$8,098
Construction Products	5,052	3,992	7,892	6,525
Tubular Products	1,224	1,205	1,855	1,640
Other	(675)	(540)	(1,039)	(948)

Total Gross Profit	10,760	9,333	18,760	15,315

Expenses:
Selling and administrative expenses	7,971	7,054	15,140	13,455
Interest expense	573	469	997	932
Other income	(227)	(350)	(727)	(1,044)

Total Expenses	8,317	7,173	15,410	13,343

Income before Income Taxes	2,443	2,160	3,350	1,972
Income Tax Expense	845	865	1,124	790

Net Income	$1,598	$1,295	$2,226	$1,182

Gross Profit %:
Rail Products	10.9%	12.0%	11.8%	10.8%
Construction Products	11.4%	12.3%	10.2%	11.0%
Tubular Products	20.1%	22.7%	18.5%	19.5%
Total Gross Profit	11.0%	12.1%	10.8%	10.8%
Second Quarter 2005 Results of Operations
Net income for the second quarter of 2005 was $1.6 million ($0.15 per diluted share) on net sales of $97.8 million. Net income for the second quarter of 2004 was $1.3 million ($0.13 per diluted share) on net sales of $76.8 million.
Net sales for the Company increased $21.0 million, or 27%, compared to the prior year second quarter. Rail segment’s sales increased 20.9% primarily due to increases in sales of rail distribution products. Construction products’ net sales increased 37.1% due mainly to increases in sheet piling sales, as the

Company has continued to increase its offering of new sections of sheet piling as they have become available by our primary piling supplier. Many of these sections have improved strength to weight ratios and enhance our competitive position in the marketplace. Tubular products’ sales increased 14.8% in comparison to the second quarter of 2004. An increase in sales of coated pipe services more than offset a decline in threaded product sales.
The Company’s gross profit margin decreased 1.1 percentage points to 11.0% compared to last year’s second quarter. Rail products’ profit margin declined 1.1 percentage points to 10.9% due to customer mix and costs related to satisfying the new concrete tie contract with the Union Pacific Railroad. The 0.9 percentage point decline in Construction products’ margin was due primarily to lower margins in our fabricated products business, as certain projects nearing completion experienced significant steel cost increases that could not be passed on to our customers. Tubular products’ gross profit margin decreased 2.6 percentage points due to a decline in threaded products’ margins that resulted from rising product costs and increased competitive pressures. In addition, the Company recorded an additional $0.5 million LIFO charge in the second quarter.
Selling and administrative expenses increased 13.0% from the same prior year period due to increases in employee compensation and benefits, and professional services, including audit fees. Interest expense increased 22.2% from the prior year period due principally to increased borrowings and increased interest rates. The increase in borrowings is due primarily to working capital requirements related to increased volumes, as well as the Company’s approach to stocking more sheet piling inventory, as it becomes available, to accommodate higher margin stock sales. Other income declined $0.1 million as a result of decreased income from a mark-to-market adjustment recorded by the Company related to its remaining interest rate collar. Income taxes in the second quarter were recorded at approximately 34.6% compared to 40.0% a year ago. The prior year rate reflects an increase in the valuation allowance provided against certain deferred assets.
First Six Months of 2005 Results of Operations
For the first six months of 2005, net income was $2.2 million ($0.21 per diluted share) on net sales of $173.1 million. Net income for the first six months of 2004 was $1.2 million ($0.12 per diluted share) on net sales of $142.3 million.
Net sales for 2005 increased 21.7% over the first half of 2004. Rail segment sales increased 14.5% due primarily to an increase in sales of rail distribution products. Construction products’ sales increased 31.1% primarily as a result of an increase in sheet piling sales due to a more complete product offering and a healthy construction market. Tubular products’ sales are up 19.3%. Our Coated Pipe division is now benefiting from new pipeline projects that were previously on hold because of high steel prices.
The Company’s six month gross profit margin remained stable at 10.8%. Rail products’ gross margin increased 1.0 percentage point primarily as a result of product mix and pricing increases for certain products. Construction products had a gross margin decline of 0.8 percentage points due primarily to low margins in our fabricated products business. Continued delays in the passing of a new federal highway and transit bill has negatively impacted competitive bidding opportunities in the marketplace and resulted in lower margins. Tubular products’ gross margin declined 1.0 percentage point because of a decline in threaded products margin brought about by rising costs and increased competitive pressures.
Selling and administrative expenses rose 12.5% due to increases in employee compensation and benefits, and professional services, including audit fees. Interest expense rose 7.0% as a result of the previously-mentioned increase in borrowings and interest rates, offset in part by the April 2004 retirement of an interest rate collar agreement. Other income declined by $0.3 million as the prior year results included a $0.5 million gain from the sale of the Company’s former Newport, KY pipe coating machinery and equipment which had been classified as “held for resale.” Income taxes in the current year are recorded at approximately 33.6% compared to 40.1% in 2004. As previously mentioned, the prior year rate reflects an increase in the valuation allowance provided against certain deferred assets.

Liquidity and Capital Resources
The Company’s capitalization is as follows:

Debt:	June 30,	December 31,
In millions	2005	2004

Revolving Credit Facility	$36.0	$14.1
Capital Leases	2.0	1.1
Other Short-term Borrowings	2.1	—
Other (primarily revenue bonds)	2.7	2.8

Total Debt	42.8	18.0

Equity	76.4	73.7

Total Capitalization	$119.2	$91.7

Debt as a percentage of capitalization (debt plus equity) increased to 36% from 20% at year-end 2004, as a result of the aforementioned expansion efforts. Working capital was $64.9 million at June 30, 2005 compared to $46.8 million at December 31, 2004. Trade accounts receivable increased almost $18.0 million, principally due to increased sales volumes. Inventory increased $26.4 million to accommodate orders and the previously-mentioned increase in piling inventory.
The Company’s liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. The following table summarizes the impact of these items:

	June 30,
In millions	2005	2004

Liquidity needs:
Working capital and other assets and liabilities	($18.4)	($8.9)
Capital expenditures, net of asset sales	(7.3)	(0.5)
Scheduled debt service obligations — net	(0.3)	(0.4)
Cash interest	(0.8)	(0.8)

Net liquidity requirements	(26.8)	(10.6)

Liquidity sources:
Internally generated cash flows before interest	5.2	3.9
Credit facility activity	21.9	4.0
Other borrowings activity	2.1	—
Equity transactions	0.4	1.3

Net liquidity sources	29.6	9.2

Net Change in Cash	$2.8	($1.4)

Capital expenditures were $7.3 million for the first six months of 2005 compared to $1.5 million for the same 2004 period. The Company anticipates its total capital spending in 2005 to range from $15.0 to $20.0 million, largely due to its commitment to fulfill its concrete tie agreement with the Union Pacific Railroad. A new facility will be built in Tucson, AZ and substantial improvements will be made to the Company’s existing Grand Island, NE facility. These expenditures will be funded by cash flow from operations and available external financing sources.
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
In May 2005, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with a consortium of commercial banks. The new credit agreement provides for a $60,000,000 five year revolving credit facility expiring in May 2010. Borrowings under the agreement are secured by substantially all the inventory and trade receivables owned by the Company, and are limited to 85% of eligible receivables and 60% of eligible inventory.
Borrowings under the amended credit agreement will bear interest at interest rates based upon either the base rate or LIBOR plus or minus applicable margins. The base rate is the greater of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranges from a negative 1.00% to a positive 0.50%, and the LIBOR spread ranges from 1.50% to 2.50%. The interest rates on the Company’s initial borrowings were LIBOR plus 1.50% and the base rate minus 1.00%. Under the amended credit agreement, the Company maintains dominion over its cash at all times, as long as excess availability stays over $5,000,000 and there is no uncured event of default.
Long-term revolving credit agreement borrowings at June 30, 2005 were $36.0 million, an increase of $21.9 million from December 31, 2004. At June 30, 2005, remaining available borrowings under this facility were approximately $20.6 million. Outstanding letters of credit at June 30, 2005 were approximately $3.4 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.
The credit agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum amount of annual consolidated capital expenditures; however, expenditures for plant construction and refurbishment related to the Company’s recent concrete tie supply agreement will be excluded from these covenants. The agreement also includes a minimum net worth covenant and restricts certain investments, other indebtedness, and the sale of certain assets. As of June 30, 2005, the Company was in compliance with all of the agreement’s covenants.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2004 are included in “Liquidity and Capital Resources” section of the Company’s 2004 Annual Report filed on Form 10-K. There have been no significant changes to the Company’s contractual obligations relative to the information presented in the Form 10-K. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.
Dakota, Minnesota & Eastern Railroad
The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controls over 2,500 miles of track in eight states.
At June 30, 2005, the Company’s investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of approximately $6.2 million. The Company owns approximately 13.6% of the DM&E.
In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends are not paid timely, dividends accrue at an accelerated rate until those dividends are paid. In addition, penalty interest accrues and compounds annually until such dividends are paid. Subsequent issuances of Series C, C-1, and D Preferred Stock have all assumed distribution priority over the previous series, with series D not redeemable until 2008. As subsequent preferred series were issued, the Company, based on its own valuation estimate, stopped recording the full amount due on all preferred series given the delay in anticipated realization of the asset and the priority of redemption of the various issuances. The amount of dividend income not recorded was approximately $4.5 million at June 30, 2005. The Company will only recognize this income upon redemption of the respective issuances or payment of the dividends.
In June 1997, the DM&E announced its plan to build an extension from the DM&E’s existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to be in excess of $2.0 billion. The Surface Transportation Board (STB) approved the Project in January 2002. In October 2003, however, the 8th U.S. Circuit Court of Appeals remanded the matter to the STB and instructed the STB to address, in its environmental impact statement, the Project’s effects on air quality, noise and vibration, and preservation of historic sites. On January 30, 2004, the 8th U. S. Circuit Court of Appeals denied petitions seeking a rehearing of the case. On April 15, 2005, the STB issued a draft Supplemental Environmental Impact Statement (SEIS) on the Project. The STB will make its final decision after reviewing public comments on the SEIS. The public comment period on the SEIS closed on June 6, 2005.
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
Outlook
Our CXT Rail operations and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. In January 2005, the CXT Rail operation was awarded a long-term contract from this Class I railroad for the supply of prestressed concrete railroad ties. The Class I railroad has agreed to purchase ties from the Grand Island facility through December 2009, and the Tucson, AZ facility through December 2012. To accommodate the contract’s requirements, CXT will upgrade its manufacturing equipment at its Grand Island, NE plant and build a new facility in Tucson, AZ. Engineering, site development and equipment manufacturing related to these facilities commenced in the first quarter of 2005. In July, we stopped manufacturing ties at our Grand Island facility to prepare for the installation of new manufacturing equipment. The Company will experience a temporary decline in concrete tie production and related sales during the second half of 2005.
Steel is a key component in the products that we sell. During most of 2004, producers and other suppliers quoted continually increasing product prices and some of our suppliers experienced supply shortages. Since many of the Company’s projects can be six months to twenty-four months in duration, we have, on occasion, found ourselves caught in the middle of some of these pricing and availability issues. The high price of steel continues to impact our business, although the pricing volatility that we experienced in 2004 has moderated and we expect less volatility in the current year. However, if this situation were to resurface, if could have a negative impact on the Company’s results of operations and cash flows.
In the second half of 2004, our primary supplier of sheet piling improved its capability to provide a significantly larger amount of sheet piling than in previous years. This supplier also increased the number of sections it provides to us, although there are still sections that remain unavailable. While management’s outlook is positive considering the developments in 2004 and 2005, additional sections are important for us to compete effectively in the structural steel market.
Although backlog is not necessarily indicative of future operating results, total Company backlog at June 30, 2005, was approximately $134.3 million. The following table provides the backlog by business segment:

	Backlog
	June 30,	December 31,	June 30,
(In thousands)	2005	2004	2004

Rail Products	$37,910	$29,079	$37,702
Construction Products	89,635	67,736	78,030
Tubular Products	6,795	3,249	3,639

Total	$134,340	$100,064	$119,371

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
During 2005, the Company had one LIBOR-based interest rate collar agreement remaining. This agreement became effective in March 2001 and expires in March 2006, has a notional value of $15.0 million, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the agreement had the option, which was exercised on March 6, 2005, to convert the collar to a one year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of this instrument was a liability of $0.2 million as of June 30, 2005 and is recorded in “Other accrued liabilities”.
With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of SFAS 133. However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these instruments in its consolidated statements of operations. During the second quarter of 2005 and 2004, the Company recognized income of $0.1 million and $0.4 million, respectively, to adjust these instruments to fair value. For the six months ended June 30, 2005 and 2004, the Company recognized income of $0.2 million and $0.4 million, respectively, to adjust these instruments to fair value.
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
Since the interest rate on the revolving credit agreement floats with the short-term market rate of interest, the Company is exposed to the risk that the interest rate may decrease below the 5.49% fixed rate on the remaining agreement. The effect of a 1% decrease in rate of interest below the 5.49% annual interest rate on $36.0 million of outstanding floating rate debt would result in increased annual interest costs of approximately $0.4 million.
The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company may manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. During 2004, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail. During the fourth quarter of 2004, circumstances indicated that the timing of the anticipated receipt of Canadian funds were not expected to coincide with the sale commitments and the Company recorded a $0.2 million loss to record these commitments at market. During the second quarter and first six months of 2005, the Company recognized income of $16,000 and $0.1 million, respectively to adjust these commitments to fair value. The fair value of the commitments was a liability of $0.1 million as of June 30, 2005 and is recorded in “Other accrued liabilities”.
Forward-Looking Statements
Statements relating to the potential value of the DM&E or the Project, or management’s belief as to such matters, are forward-looking statements and are subject to numerous contingencies and risk factors. The Company has based its assessment on information provided by the DM&E and has not independently verified such information. In addition to matters mentioned above, factors which can adversely affect the value of the DM&E and its ability to complete the Project include the following: labor disputes, the outcome of certain litigation, any inability to obtain necessary environmental and government approvals for the Project in a timely fashion, the DM&E’s ability to continue to obtain interim funding to finance the Project, the expense of environmental mitigation measures required by the Surface Transportation Board, an inability to obtain financing for the Project, competitors’ response to the Project, market demand for coal or electricity and changes in environmental laws and regulations.
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
The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. An inability to produce a full complement of piling products by a Virginia steel mill could adversely impact the growth of the Piling division. Delays or problems encountered at our concrete tie facilities during construction or implementation could have a material, negative impact on the Company’s operating results. The Company’s businesses could be affected adversely by significant increases in the price of steel. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, labor disputes, the impact of competition, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, taxes, inflation and governmental regulations. Sentences containing words such as “believes,” “intends,” “anticipates,” “expects,” or “will” generally should be considered forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the “Market Risk and Risk Management Policies” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. CONTROLS AND PROCEDURES
a)	As of the end of the period covered by this report, L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a — 15(e) and 15d – 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

b)	There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.
PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
See Note 10, “Commitments and Contingent Liabilities”, to the Condensed Consolidated Financial Statements.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s annual meeting held on May 25, 2005, the following individuals were elected to the Board of Directors:

	For	Withheld
Name	Election	Authority

Lee B. Foster II	9,574,611	15,579
Stan L. Hasselbusch	9,565,151	25,039
Henry J. Massman IV	9,575,611	14,579
Diane B. Owen	9,541,711	48,479
John W. Puth	9,573,123	17,067
William H. Rackoff	9,575,611	14,579
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
     Unless marked by an asterisk, all exhibits are incorporated by reference:

3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2	Bylaws of the Registrant, as amended to date, filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002.

4.0	Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

4.0.1	Amended Rights Agreement dated as of May 14, 1998 between L. B. Foster Company and American Stock Transfer and Trust Company, filed as Exhibit 4.0.1 to Form 10-Q for the quarter ended March 31, 2003.

10.0	Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A, LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.

10.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

10.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.

10.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

10.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

10.13	Lease between CXT Incorporated and Crown West Realty, L. L. C., dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

10.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2002.

* 10.14	Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005.

* 10.15	Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005.

* 10.15.1	Industry Track Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005.

10.16	Lease between Registrant and Suwanee Creek Business Center, LLC dated February 13, 2004, and filed as Exhibit 10.16 to Form 10-Q for the quarter ended June 30, 2004.

10.17	Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2002.

10.19	Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

10.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.2 to Form 10-K for the year ended December 31, 2000.

10.20	Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

^ 10.21	Agreement for Purchase and Sales of Concrete Railroad Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.

10.22	Manufacturing Agreement between CXT Incorporated and Grimbergen Engineering & Projects, B.V. dated January 24, 2005, and filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2004.

* 10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005. **

* 10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005. **

10.45	Medical Reimbursement Plan effective January 1, 2004, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2003. **

10.46	Leased Vehicle Plan as amended and restated on June 9, 2004, filed as Exhibit 10.46 to Form 10-Q for the quarter ended June 30, 2004. **

10.51	Supplemental Executive Retirement Plan, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2002. **

10.52	Outside Directors’ Stock Award Plan, filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2002. **

10.53	Directors’ resolution dated July 26, 2005 under which directors’ compensation was established, filed as Exhibit 10.53 to Form 8-K on July 27, 2005. **

* 10.53.1	Directors’ resolution dated May 25, 2005 under which Mr. Hasselbusch’s salary was adjusted. **

* 10.53.2	Directors’ resolution dated July 26, 2005 under which Mr. Voltz’s salary was adjusted. **

10.55	Management Incentive Compensation Plan for 2005, filed as Exhibit 10.55 to Form 8-K on February 22, 2005. **

10.56	2005 Three Year Incentive Plan, filed as Exhibit 10.56 to Form 8-K on May 31, 2005. **

* 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of this exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:August 9, 2005	By:/s/David J. Russo

David J. Russo
Senior Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer of Registrant)