Form 10-Q
period 2005-09-30
FOSTER L B CO
filed 2005-11-09
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 2005

                                       Or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ____________ to ____________

Commission File Number    0-10436

                              L. B. Foster Company
                              --------------------
             (Exact name of Registrant as specified in its charter)

          Pennsylvania                              25-1324733
          ------------                              ----------
    (State of Incorporation)           (I. R. S. Employer Identification No.)

  415 Holiday Drive, Pittsburgh, Pennsylvania                  15220
------------------------------------------------             ---------
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

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes  [ ]          No [X]

Indicate the number of shares of each of the registrant's classes of common stock as of the latest practicable date.

           Class                           Outstanding at October 25, 2005
-----------------------------              -------------------------------
 Common Stock, Par Value $.01                     10,181,495 Shares

                      L.B. FOSTER COMPANY AND SUBSIDIARIES


                                      INDEX
                                      -----

PART I.  Financial Information                                           Page
------------------------------                                           ----
  Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets                                 3

     Condensed Consolidated Statements of Operations                       4

     Condensed Consolidated Statements of Cash Flows                       5

     Notes to Condensed Consolidated Financial Statements                  6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  13

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk     22

  Item 4.  Controls and Procedures                                        22


PART II.  Other Information
---------------------------
  Item 1.   Legal Proceedings                                             22

  Item 5.   Other Information                                             22

  Item 6.   Exhibits                                                      22


Signature                                                                 26

                          PART I. FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                             September 30,        December 31,
                                                 2005                2004
                                            ----------------    ----------------
ASSETS                                        (Unaudited)
Current Assets:
  Cash and cash equivalents                          $3,405                $280
  Accounts and notes receivable:
    Trade                                            60,978              39,759
    Other                                             1,408                 170
                                            ----------------    ----------------
                                                     62,386              39,929
  Inventories                                        66,273              42,014
  Current deferred tax assets                         1,289               1,289
  Other current assets                                  837                 786
                                            ----------------    ----------------
Total Current Assets                                134,190              84,298
                                            ----------------    ----------------

Property, Plant & Equipment - At Cost                81,420              70,467
Less Accumulated Depreciation                       (41,390)            (40,089)
                                            ----------------    ----------------
                                                     40,030              30,378
                                            ----------------    ----------------
Other Assets:
  Goodwill                                              350                 350
  Other intangibles - net                               315                 430
  Investments                                        15,439              14,697
  Deferred tax assets                                 3,877               3,877
  Other assets                                          198                  65
                                            ----------------    ----------------
Total Other Assets                                   20,179              19,419
                                            ----------------    ----------------
TOTAL ASSETS                                       $194,399            $134,095
                                            ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                 $777                $477
  Short-term borrowings                              10,542                 112
  Accounts payable - trade                           48,659              27,736
  Accrued payroll and employee benefits               4,956               3,308
  Current deferred tax liabilities                    3,942               3,942
  Other accrued liabilities                           5,489               1,892
                                            ----------------    ----------------
Total Current Liabilities                            74,365              37,467
                                            ----------------    ----------------

Long-Term Borrowings                                 32,062              14,000
                                            ----------------    ----------------
Other Long-Term Debt                                  3,804               3,395
                                            ----------------    ----------------
Deferred Tax Liabilities                              2,898               2,898
                                            ----------------    ----------------
Other Long-Term Liabilities                            2,068               2,592
                                            ----------------    ----------------

STOCKHOLDERS' EQUITY:
  Common stock                                          102                 102
  Paid-in capital                                    35,510              35,131
  Retained earnings                                  44,453              39,879
  Treasury stock                                       (148)               (654)
  Accumulated other comprehensive loss                 (715)               (715)
                                            ----------------    ----------------
Total Stockholders' Equity                           79,202              73,743
                                            ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $194,399            $134,095
                                            ================    ================

See Notes to Condensed Consolidated Financial Statements.


                      L. B. FOSTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                              Three Months                          Nine Months
                                                                 Ended                                 Ended
                                                              September 30,                         September 30,
                                                     --------------------------------       -------------------------------
                                                         2005              2004                 2005             2004
                                                     --------------------------------       -------------------------------
                                                               (Unaudited)                           (Unaudited)

Net Sales                                                  $97,533           $85,858             $270,655         $228,137
Cost of Goods Sold                                          85,911            76,534              240,273          203,498
                                                     --------------    --------------       --------------   --------------
Gross Profit                                                11,622             9,324               30,382           24,639

Selling and Administrative Expenses                          7,896             6,993               23,036           20,448
Interest Expense                                               778               452                1,775            1,384
Other Income                                                  (478)             (222)              (1,205)          (1,266)
                                                     --------------    --------------       --------------   --------------
                                                             8,196             7,223               23,606           20,566
                                                     --------------    --------------       --------------   --------------


Income Before Income Taxes                                   3,426             2,101                6,776            4,073

Income Tax Expense                                           1,078               759                2,202            1,549
                                                     --------------    --------------       --------------   --------------

Net Income                                                  $2,348            $1,342               $4,574           $2,524
                                                     ==============    ==============       ==============   ==============

Basic Earnings Per Common Share                              $0.23             $0.13                $0.45            $0.25
                                                     ==============    ==============       ==============   ==============

Diluted Earnings Per Common Share                            $0.22             $0.13                $0.44            $0.25
                                                     ==============    ==============       ==============   ==============

See Notes to Condensed Consolidated Financial Statements.


                 L. B. FOSTER COMPANY AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                   Nine Months
                                                                                Ended September 30,
                                                                              2005              2004
                                                                          -------------     -------------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                     $4,574            $2,524
Adjustments to reconcile net income to net cash used
  by operating activities:
    Depreciation and amortization                                               3,727             3,915
    Gain on sale of property, plant and equipment                                (344)             (302)
    Unrealized gain on derivative mark-to-market                                 (521)             (406)
Change in operating assets and liabilities:
    Accounts receivable                                                       (22,457)          (14,761)
    Inventories                                                               (24,259)           (9,140)
    Other current assets                                                          (51)              (39)
    Other noncurrent assets                                                      (876)              (66)
    Accounts payable - trade                                                   20,737             8,286
    Accrued payroll and employee benefits                                       1,648               539
    Other current liabilities                                                   4,118             1,053
    Other liabilities                                                            (524)           (1,333)
                                                                          -------------     -------------
  Net Cash Used by Operating Activities                                       (14,228)           (9,730)
                                                                          -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant and equipment                         3,216               982
    Capital expenditures on property, plant and equipment                     (12,714)           (2,135)
                                                                          -------------     -------------
  Net Cash Used by Investing Activities                                        (9,498)           (1,153)
                                                                          -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving credit agreement borrowings                        17,950             5,775
    Proceeds from other short-term borrowings                                   8,507                 -
    Exercise of stock options and stock awards                                    885             1,662
    Repayments of long-term debt                                                 (491)             (505)
                                                                          ------------     -------------
   Net Cash Provided by Financing Activities                                   26,851             6,932
                                                                          ------------     -------------


Net Increase (Decrease) in Cash and Cash Equivalents                            3,125            (3,951)

Cash and Cash Equivalents at Beginning of Period                                  280             4,134
                                                                          -------------     -------------
Cash and Cash Equivalents at End of Period                                     $3,405              $183
                                                                          =============     =============

Supplemental Disclosure of Cash Flow Information:

    Interest Paid                                                              $1,511            $1,208
                                                                          =============     =============
    Income Taxes Paid                                                             $10              $185
                                                                          =============     =============

During the first nine months of 2005 the Company financed $3.2 million in capital expenditures through short-term borrowings and the execution of capital leases. There were no capital expenditures financed through the execution of capital leases or short-term borrowings during the first nine months of 2004.

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


2. NEW ACCOUNTING PRINCIPLES
----------------------------
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), "Share-Based Payment" (SFAS 123R). SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock Based Compensation" (SFAS 123), supersedes APB 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather then operating activities as currently permitted. In April 2005, the Securities and Exchange Commission delayed the effective date of this statement until the beginning of the first annual reporting period that begins after June 15, 2005. The Company will begin recording compensation expense utilizing modified prospective application in its 2006 first quarter financial statements. Adoption of this standard is not expected to have a material effect on its financial position or results of operations, as disclosed in Note 9.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. When fully phased-in, this deduction will be equal to 9 percent of the lesser of (a) "Qualified Production Activities Income" (QPAI), as defined in the act, or (b) taxable income (after utilization of any net operating loss carryforwards). In all cases, the deduction is limited to 50 percent of W-2 wages of the taxpayer. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income Exclusion (ETI) benefit for foreign sales that the World Trade Organization
(WTO) ruled was an illegal export subsidy.

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

3. ACCOUNTS RECEIVABLE
----------------------
Credit is extended on an evaluation of the customer's financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at September 30, 2005 and December 31, 2004 have been reduced by an allowance for doubtful accounts of ($979,000) and ($1,019,000), respectively. Bad debt expense was ($32,000) and $143,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.


4. INVENTORIES
--------------
Inventories of the Company at June 30, 2005 and December 31, 2004 are summarized as follows in thousands:

                                      September 30,          December 31,
                                           2005                  2004
---------------------------------------------------------------------------

Finished goods                        $  54,925             $  27,929
Work-in-process                           5,485                 8,452
Raw materials                            12,943                11,751
---------------------------------------------------------------------------

Total inventories at current costs       73,353                48,132
(Less):
    LIFO reserve                         (5,639)               (4,702)
    Inventory valuation reserve          (1,441)               (1,416)
---------------------------------------------------------------------------
                                      $  66,273             $  42,014
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


6. RETIREMENT PLANS
-------------------
Currently there are five qualified retirement plans covering all hourly and salaried employees, specifically two defined benefit plans and three defined contribution plans. Employees are eligible to participate under these specific plans based on their employment classification of salary or hourly status.

The Company's funding to the defined benefit and defined contribution plans is governed by the Employee Retirement Income Security Act of 1974, applicable plan policy and investment guidelines. The Company policy is to contribute no less than the minimum funding requirements of ERISA.

Net periodic pension costs for the three months and nine months ended September 30, 2005 are as follows:


                                    Three Months Ended      Nine Months Ended
                                      September 30,            September 30,
(in thousands)                        2005     2004           2005      2004
-------------------------------------------------------------------------------
Service cost                           $14      $14            $44      $42
Interest cost                           53       51            158      152
Expected return on plan assets         (52)     (44)          (155)    (132)
Amortization of prior service cost       2        2              6        6
Amortization of net loss                14       13             41       39
-------------------------------------------------------------------------------
Net periodic benefit cost              $31      $36            $94     $107
===============================================================================

The Company contributed $291,000 to its defined benefit plans as of September 30, 2005 and anticipates no additional contributions in the current year.

The Company's defined contribution plan, for salaried employees, contains a matched savings provision that permits both pretax and after tax employee contributions. Participants can contribute up to 41% of their annual compensation and receive a matching employer contribution up to 3% of their annual compensation.

Further, the plan requires an additional matching employer contribution, based on the ratio of the Company's pretax income to equity, up to 3% of the employee's annual compensation. Additionally, the Company contributes 1% of all salaried employees' annual compensation to the plan without regard for employee contribution. The Company may also make discretionary contributions to the plan. The expense associated with the defined contribution plan for the nine months ended September 30 was $856,000 in 2005 and $711,000 in 2004.


7. BORROWINGS
-------------
In May 2005, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with a consortium of commercial banks which provided for a $60,000,000 five year revolving credit facility expiring in May 2010. In September 2005, the Company's maximum credit line was increased to $75,000,000 under the First Amendment to the Revolving Credit and Security Agreement. Borrowings under the agreement are secured by substantially all the inventory and trade receivables owned by the Company, and are limited to 85% of eligible receivables and 60% of eligible inventory.

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

The agreement includes financial covenants requiring, a minimum level for the fixed charge coverage ratio and a maximum amount of annual consolidated capital expenditures; however, expenditures for plant construction and refurbishment related to the Company's recent concrete tie supply agreement are excluded from these covenants. The agreement also includes a minimum net worth covenant and restricts certain investments, other indebtedness, and the sale of certain assets. As of September 30, 2005, the Company was in compliance with all of the agreement's covenants.

The Company has interim financing arrangements with two banks to provide funding for the expansion of the Concrete Tie division. At September 30, 2005, approximately $10.0 million of this funding is classified as short-term borrowings. The Company expects to convert the majority of this amount to long-term debt through the execution of capital leases.


8. EARNINGS PER COMMON SHARE
----------------------------
The following table sets forth the computation of basic and diluted earnings per common share:


                                                              Three Months Ended                       Nine Months Ended
                                                                 September 30,                            September 30,
(in thousands, except earnings per share)                  2005                2004                 2005                2004
----------------------------------------------------------------------------------------------------------------------------
Numerator:
  Numerator for basic and diluted
    earnings per common share -
    net income available to common
    stockholders:                                           $  2,348        $  1,342               $  4,574        $  2,524
============================================================================================================================
Denominator:
    Weighted average shares                                   10,150          10,018                 10,101           9,924
----------------------------------------------------------------------------------------------------------------------------
  Denominator for basic earnings
    per common share                                          10,150          10,018                 10,101           9,924

Effect of dilutive securities:
    Employee stock options                                       384             288                    352             313
----------------------------------------------------------------------------------------------------------------------------
  Dilutive potential common shares                               384             288                    352             313

  Denominator for diluted earnings
    per common share - adjusted weighted
    average shares and assumed conversions                    10,534          10,306                 10,453          10,237
============================================================================================================================

Basic earnings per common share                              $  0.23         $  0.13                $  0.45         $  0.25
============================================================================================================================

Diluted earnings per common share                            $  0.22         $  0.13                $  0.44         $  0.25
============================================================================================================================

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


                                                         Three Months Ended         Nine Months Ended
                                                           September 30,              September 30,
(in thousands, except per share amounts)                 2005         2004          2005         2004
--------------------------------------------------------------------------------------------------------
Net income from continuing operations, as reported       $2,348        $1,342       $4,574       $2,524

Add: Stock-based employee compensation expense
  included in reported net income, net of related tax
  effects                                                     -             -            -            -
Deduct: Total stock-based employee compensation
  expense determined under fair value method for
  all awards, net of related tax effects                     28            40          156          185
--------------------------------------------------------------------------------------------------------

Pro forma income from continuing operations              $2,320        $1,302       $4,418       $2,339
========================================================================================================

Earnings per share from continuing operations:
  Basic, as reported                                      $0.23         $0.13        $0.45        $0.25
  Basic, pro forma                                        $0.23         $0.13        $0.44        $0.24
  Diluted, as reported                                    $0.22         $0.13        $0.44        $0.25
  Diluted, pro forma                                      $0.22         $0.13        $0.42        $0.23
========================================================================================================

Pro forma information regarding net income and earnings per share for options granted has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. There were no stock options granted in the third quarter of 2005 or 2004. The following weighted-average assumptions were used for grants in nine months ending September 30, 2005 and 2004, respectively: risk-free interest rates of 3.87% and 4.74%; dividend yield of 0.0% for both periods; volatility factors of the expected market price of the Company's Common stock of ..25 and .28; and a weighted-average expected life of the option of ten years. The weighted-average fair value of the options granted in the nine months ending September 30, 2005 and 2004 was $4.01 and $3.91, respectively.


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

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition or liquidity of the Company. The resolution, in any reporting period, of one or more of these matters, could have; however, a material effect on the Company's results of operations for that period.

In 2000, the Company's subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Due to a variety of factors, including deficiencies in the owner's project specifications, certain panels have deteriorated and the owner either has replaced or is in the process of replacing these panels. The general contractor and the owner are currently engaged in dispute resolution procedures, which probably will continue through 2005. The general contractor has notified the Company that, depending on the outcome of these proceedings, it may file a suit against the Company's subsidiary.

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

The Trustees of the Colorado Contractors Trust (the "Trust") filed suit on November 3, 2005 in the District Court, County of Denver, Colorado against the Company, its bonding company, the general contractor and the general contractor's bonding companies. The Trust is a multiple employer employee benefit plan. The Trust alleges that a supplier, which the Company used in connection with a project in the Denver, CO area, failed to pay the Trust required contributions for employee health coverage. The Trust alleges that the Company is liable as an "alter ego" of its supplier. In addition, the Company may have indemnification obligations with respect to similar claims against the general contractor and its bonding companies. Although the amount of the Trust's claim is unclear, the Trust apparently seeks more than $300,000, plus interest and attorneys' fees. The Company intends to vigorously defend itself against the Trust's claims.

At September 30, 2005 the Company had outstanding letters of credit of approximately $2,938,000.


11. BUSINESS SEGMENTS
---------------------
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits of the Company by segment:


                                    Three Months Ended,     Nine Months Ended,
                                        September 30,         September 30,
                                            2005                  2005
--------------------------------------------------------------------------------
                                    Net        Segment        Net      Segment
(in thousands)                     Sales        Profit       Sales      Profit
--------------------------------------------------------------------------------
Rail products ..............     $ 38,167     $    406     $123,688     $  4,146
Construction products ......       53,196        2,480      130,778        1,848
Tubular products ...........        6,170        1,181       16,189        2,102
--------------------------------------------------------------------------------
  Total ....................     $ 97,533     $  4,067     $270,655     $  8,096
================================================================================


                                  Three Months Ended,       Nine Months Ended,
                                     September 30,             September 30,
                                         2004                     2004
--------------------------------------------------------------------------------
                                    Net       Segment        Net        Segment
(in thousands)                     Sales       Profit       Sales        Profit
--------------------------------------------------------------------------------
Rail products ..............     $ 40,996     $  1,258     $115,682     $  3,252
Construction products ......       40,535        1,517       99,731          618
Tubular products ...........        4,327          511       12,724        1,270
--------------------------------------------------------------------------------
  Total ....................     $ 85,858     $  3,286     $228,137     $  5,140
================================================================================

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2004.

The following table provides a reconciliation of reportable net profit (loss) to the Company's consolidated total:

                                                                            Three Months Ended                Nine Months Ended
                                                                               September 30,                     September 30,
(in thousands)                                                             2005             2004             2005             2004
------------------------------------------------------------------------------------------------------------------------------------
Income for reportable segments .................................        $  4,067         $  3,286         $  8,096         $  5,140
Cost of capital for reportable segments ........................           3,467            2,732            9,275            7,812
Interest expense ...............................................            (778)            (452)          (1,775)          (1,384)
Other income ...................................................             478              222            1,205            1,266
Corporate expense and other unallocated charges ................          (3,808)          (3,687)         (10,025)          (8,761)
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes .....................................        $  3,426         $  2,101         $  6,776         $  4,073
====================================================================================================================================


12. COMPREHENSIVE INCOME
------------------------
Comprehensive income represents net income plus certain stockholders' equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:


                                                                     Three Months Ended                     Nine Months Ended
                                                                        September 30,                         September 30,
(in thousands)                                                      2005             2004                2005              2004
------------------------------------------------------------------------------------------------------------------------------------
Net income .......................................................         $ 2,348         $ 1,342          $ 4,574         $ 2,524
Unrealized derivative gains on cash flow hedges ..................               -               9                -              37
Foreign currency translation (losses) gains ......................               -             (66)               -             (60)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income .............................................         $ 2,348         $ 1,285          $ 4,574         $ 2,501
====================================================================================================================================


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

During 2005, the Company had one LIBOR-based interest rate collar agreement remaining. This agreement became effective in March 2001 and expires in March 2006, has a notional value of $15.0 million, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the agreement had the option, which was exercised on March 6, 2005, to convert the collar to a one year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of this instrument was a liability of $87,000 as of September 30, 2005 and is recorded in "Other accrued liabilities".

With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of SFAS 133. However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these instruments in its consolidated statements of operations. During the third quarter of 2005 and 2004, the Company recognized income of $94,000 and $31,000, respectively, to adjust these instruments to fair value. For the nine months ended September

2005 and 2004, the Company recognized income of $319,000 and $406,000, respectively, to adjust these instruments to fair value.

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

The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company will, however, manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions.
During 2004, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail. During the fourth quarter of 2004, circumstances indicated that the timing of the anticipated receipt of Canadian funds were not expected to coincide with the sale commitments and the Company recorded a $0.2 million loss to record these commitments at market. The remaining Canadian dollar sell commitment was executed on September 30, 2005 at a loss of $130,000. During the third quarter and first nine months of 2005, the Company recognized a loss of $48,000 and income of $72,000, respectively, to adjust these commitments to fair value.



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

Recent Developments
-------------------
Subsequent to the January 2005 completion of a concrete tie supply agreement between the Union Pacific Railroad and the Company, we commenced site development and construction of new manufacturing equipment for installation at our existing Grand Island, NE facility and a greenfield site in Tucson, AZ. The Grand Island facility (GI facility) was shut down on July 10, 2005 while we installed new tie-manufacturing equipment. The newly refurbished plant commenced concrete tie production on September 21, 2005, on time and on budget. We are currently in the commissioning stage and expect to be in full production in January 2006. Construction on our Tucson facility has been delayed due to permitting issues. We are working closely with the city of Tucson and expect to commence tie production in the second quarter of 2006. We anticipate a poor fourth quarter in our concrete tie business due to lower volumes; however, we are pleased with the progress being made at the GI facility and expect production volumes to continue to increase as we bring more equipment on line.

Lease commitments to finance the significant capital expenditures were completed with two separate banks in July. We expect the project expenditures to range between $18 million and $20 million, with some of the spending for the Tucson facility occurring in early 2006.

On September 15, 2005, we amended our new credit agreement, which was completed in May 2005, to increase the credit line from $60 million to $75 million. Except for an increase in the inventory sub limit from $35 million to $45 million, all terms and conditions remain the same.

Certain of our businesses, especially our Fabricated Products group, have been hampered with low volumes and margins due to the lack of successor legislation to TEA-21, which was a highway and transportation funding bill that expired in September 2003. On August 10, 2005, new legislation was enacted (SAFETEA-LU) authorizing $286 billion for United States transportation improvement spending. We do not expect this new legislation to have a positive impact on these businesses in 2006.


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


                          New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment" (SFAS 123R), which is a revision of Statement of Financial Accounting Standard No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with SFAS 123. SFAS 123R was originally effective for reporting periods that began after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. The Company will begin recording compensation expense utilizing modified prospective application in its 2006 first quarter financial statements. Adoption of this standard is not expected to have a material effect on its financial position or results of operations, as disclosed in Note 9.

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

                              Results of Operations


                                                                        Three Months Ended                   Nine Months Ended
                                                                           September 30,                       September 30,
                                                             ----------------------------------     -------------------------------
                                                                       2005             2004               2005              2004
                                                             ----------------------------------     -------------------------------
                                                                                     (Dollars in thousands)
Net Sales:
      Rail Products ........................................        $  38,167         $  40,996         $ 123,688         $ 115,682
      Construction Products ................................           53,196            40,535           130,778            99,731
      Tubular Products .....................................            6,170             4,327            16,189            12,724
                                                                    ---------         ---------         ---------         ---------
          Total Net Sales ..................................        $  97,533         $  85,858         $ 270,655         $ 228,137
                                                                    =========         =========         =========         =========
Gross Profit:
      Rail Products ........................................        $   3,623         $   4,344         $  13,675         $  12,442
      Construction Products ................................            6,967             5,383            14,859            11,908
      Tubular Products .....................................            1,664               921             3,519             2,561
      Other ................................................             (632)           (1,324)           (1,671)           (2,272)
                                                                    ---------         ---------         ---------         ---------
          Total Gross Profit ...............................           11,622             9,324            30,382            24,639
                                                                    ---------         ---------         ---------         ---------
Expenses:
      Selling and administrative expenses ..................            7,896             6,993            23,036            20,448
      Interest expense .....................................              778               452             1,775             1,384
      Other income .........................................             (478)             (222)           (1,205)           (1,266)
                                                                    ---------         ---------         ---------         ---------
          Total Expenses ...................................            8,196             7,223            23,606            20,566
                                                                    ---------         ---------         ---------         ---------

Income before Income Taxes .................................            3,426             2,101             6,776             4,073
Income Tax Expense .........................................            1,078               759             2,202             1,549
                                                                    ---------         ---------         ---------         ---------

Net Income .................................................        $   2,348         $   1,342         $   4,574         $   2,524
                                                                    =========         =========         =========         =========

Gross Profit %:
      Rail Products                                                      9.5%            10.6%                11.1%          10.8%
      Construction Products                                             13.1%            13.3%                11.4%          11.9%
      Tubular Products                                                  27.0%            21.3%                21.7%          20.1%
          Total Gross Profit                                            11.9%            10.9%                11.2%          10.8%

Third Quarter 2005 Results of Operations
----------------------------------------
Net income for the third quarter of 2005 was $2.3 million ($0.22 per diluted share) on net sales of $97.5 million. Net income for the third quarter of 2004 was $1.3 million ($0.13 per diluted share) on net sales of $85.9 million.

Net sales for the Company increased $11.7 million, or 13.6%, compared to the prior year third quarter. Rail segment's sales declined 6.9% primarily due to a decline in sales of new rail distribution products. The decline in concrete ties sales also contributed to lower rail segment sales. Construction products' net sales increased 31.2% due mainly to increases in sheet piling sales. As mentioned last quarter, the Company has continued to increase its offering of new sections of sheet piling as they have become available by our primary piling supplier. Many of these sections have improved strength to weight ratios and enhance our competitive position in the marketplace. Tubular products' sales increased 42.6% in comparison to the third quarter of 2004 due to an increase in coated pipe sales. Our Coated Pipe division is benefiting from new pipeline projects, which were previously on hold due to higher steel prices.

The Company's gross profit margin increased 1.0 percentage point to 11.9% compared to last year's third quarter. Rail products' profit margin declined 1.1 percentage points to 9.5% due primarily to costs related to satisfying the new concrete tie contract with the Union Pacific Railroad. Construction products' gross profit margin remained near 13% in the comparable periods. Tubular products' gross profit margin improved by 5.7 percentage points due to improved absorption of plant expenses at the Birmingham, AL pipe-coating facility, as a result of increased volume. Also contributing to the overall increase in gross margin was a $0.7 million reduction in LIFO charges.

Selling and administrative expenses increased 12.9% from the same prior year period due to increases in employee compensation and benefits. Interest expense increased 72.1% from the prior year period due principally to increased borrowings and increased interest rates. The increase in borrowings is due primarily to working capital requirements related to increased volumes, as well as the Company's approach to stocking more sheet piling inventory, as it becomes available, to accommodate higher margin stock sales. Other income increased $0.3 million due to rental income and increased income from a mark-to-market adjustment recorded by the Company related to its remaining interest rate collar. Income taxes in the third quarter were recorded at approximately 31.5% compared to 36.1% a year ago. The prior year rate reflects an increase in the valuation allowance provided against certain deferred assets.


First Nine Months of 2005 Results of Operations
-----------------------------------------------
For the first nine months of 2005, net income was $4.6 million ($0.44 per diluted share) on net sales of $270.7 million. Net income for the first nine months of 2004 was $2.5 million ($0.25 per diluted share) on net sales of $228.1 million.

Net sales for 2005 increased 18.6% compared to the first nine months of 2004. Rail segment sales increased 6.9% due mainly to an increase in sales of rail distribution products. Construction products' sales increased 31.1% primarily as a result of an increase in sheet piling sales due to a more complete product offering and a healthy construction market. Tubular products' sales are up 27.2%. Our Coated Pipe division benefited from the new pipeline projects mentioned above in the third quarter discussion.

The Company's 11.2% gross profit margin is up slightly over the same period last year. Rail products' gross margin remained near 11% for the 2005 and 2004 nine month periods. Construction products had a gross margin decline of 0.5 percentage points due primarily to low margins in our fabricated products business. A delay in the passing of a new federal highway and transit bill until August of 2005 negatively impacted competitive bidding opportunities in the marketplace and resulted in lower margins. Tubular products' gross margin increased 1.6 percentage points because of the previously-mentioned absorption of plant expenses at the Birmingham, AL pipe-coating facility. Also contributing to the increase in gross margin was a $0.2 million reduction in LIFO charges.

Selling and administrative expenses rose 12.7% due to increases in employee compensation and benefits, and audit fees. Interest expense rose 28.3% as a result of the previously-mentioned increase in borrowings and interest rates. Other income declined by $0.1 million compared to the previous year. which included a $0.5 million gain from the sale of the Company's former Newport, KY pipe coating machinery and equipment which had been classified as "held for resale." Income taxes in the current year are recorded at approximately 32.5% compared to 38.0% in 2004. As previously mentioned, the prior year rate reflects an increase in the valuation allowance provided against certain deferred assets.


                         Liquidity and Capital Resources

The Company's capitalization is as follows:

Debt:                                              September 30,  December 31,
In millions                                             2005          2004
--------------------------------------------------------------------------------
Revolving Credit Facility .........................  $   32.1       $  14.1
Capital Leases ....................................       1.9           1.1
Other Short-term Borrowings .......................      10.5             -
Other (primarily revenue bonds) ...................       2.7           2.8
--------------------------------------------------------------------------------
    Total Debt ....................................      47.2          18.0
--------------------------------------------------------------------------------

Equity ............................................      79.2          73.7
--------------------------------------------------------------------------------

Total Capitalization ..............................  $  126.4       $  91.7
================================================================================

Debt as a percentage of capitalization (debt plus equity) increased to 37% from 20% at year-end 2004, as a result of the aforementioned expansion efforts. Working capital was $59.8 million at September 30, 2005 compared to $46.8 million at December 31, 2004. Trade accounts receivable increased $21.2 million, principally due to increased sales volumes. Inventory increased $24.3 million and accounts payable increased $20.9 million to accommodate orders and the previously-mentioned increase in piling inventory.

The Company's liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. The following table summarizes the year-to-date impact of these items:

                                                             September 30,
In millions                                                   2005       2004
--------------------------------------------------------------------------------
Liquidity needs:
----------------
Working capital and other assets and liabilities .........  ($ 21.7)   ($ 15.5)
Capital expenditures, net of asset sales .................     (9.5)      (1.2)
Scheduled debt service obligations - net .................     (0.5)      (0.5)
Cash interest ............................................     (1.5)      (1.2)
--------------------------------------------------------------------------------
    Net liquidity requirements ...........................    (33.2)     (18.4)
--------------------------------------------------------------------------------

Liquidity sources:
------------------
Internally generated cash flows before interest ..........      8.9        6.9
Credit facility activity .................................     18.0        5.8
Other borrowings activity ................................      8.5          -
Equity transactions ......................................      0.9        1.7
--------------------------------------------------------------------------------
    Net liquidity sources ................................     36.3       14.4
--------------------------------------------------------------------------------

Net Change in Cash .......................................  $   3.1    ($  4.0)
================================================================================

Capital expenditures were $12.7 million for the first nine months of 2005 compared to $2.1 million for the same 2004 period. The Company anticipates its total capital spending in 2005 to range from $18.0 to $22.0 million, largely due to its commitment to fulfill its concrete tie agreement with the Union Pacific Railroad. A new facility will be built in Tucson, AZ and substantial improvements are being made to the Company's existing Grand Island, NE facility. These expenditures will be funded by cash flow from operations and available external financing sources, including proceeds of $2.9 million received for the sale of real estate in Doraville, GA in the third quarter. The Company recorded a nominal gain on the sale.

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

In May 2005, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with a consortium of commercial banks. The credit agreement provided for a $60.0 million, five-year revolving credit facility expiring in May 2010. On September 13, 2005, the Company's maximum credit line was increased to $75.0 million under the First Amendment to the Revolving Credit and Security Agreement. Borrowings under the agreement are secured by substantially all the inventory and trade receivables owned by the Company, and are limited to 85% of eligible receivables and 60% of eligible inventory.

Borrowings under the amended credit agreement will bear interest at interest rates based upon either the base rate or LIBOR plus or minus applicable margins. The base rate is the greater of (a) PNC Bank's base commercial lending rate or
(b) the Federal Funds Rate plus .50%. The base rate spread ranges from a negative 1.00% to a positive 0.50%, and the LIBOR spread ranges from 1.50% to 2.50%. The interest rates on the Company's initial borrowings were LIBOR plus 1.50% and the base rate minus 1.00%. Under the amended credit agreement, the Company maintains dominion over its cash at all times, as long as excess availability stays over $5.0 million and there is no uncured event of default.

Long-term revolving credit agreement borrowings at September 30, 2005 were $32.1 million, an increase of $18.1 million from December 31, 2004. At September 30, 2005, remaining available borrowings under this facility were approximately $39.2 million. Outstanding letters of credit at September 30, 2005 were approximately $2.9 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.

The credit agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum amount of annual consolidated capital expenditures; however, expenditures up to $20.0 million for plant construction and refurbishment related to the Company's recent concrete tie supply agreement will be excluded from these covenants. The agreement also includes a minimum net worth covenant and restricts certain investments, other indebtedness, and the sale of certain assets. As of September 30, 2005, the Company was in compliance with all of the agreement's covenants.



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

At September 30, 2005, the Company's investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of approximately $6.4 million. The Company's ownership in the DM&E is approximately 13.4%.

In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends are not paid timely, dividends accrue at an accelerated rate until those dividends are paid. In addition, penalty interest accrues and compounds annually until such dividends are paid. Subsequent issuances of Series C, C-1, and D Preferred Stock have all assumed distribution priority over the previous series, with series D not redeemable until 2008. As subsequent preferred series were issued, the Company, based on its own valuation estimate, stopped recording the full amount due on all preferred series given the delay in anticipated realization of the asset and the priority of redemption of the various issuances. The amount of dividend income not recorded was approximately $4.8 million at September 30, 2005. The Company will only recognize this income upon redemption of the respective issuances or payment of the dividends.

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



                                     Outlook

Our CXT Rail operations and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. In January 2005, the CXT Rail operation was awarded a long-term contract from this Class I railroad for the supply of prestressed concrete railroad ties. The Class I railroad has agreed to purchase ties from the Grand Island facility through December 2009, and the Tucson, AZ facility through December 2012. To accommodate the contract's requirements, CXT has upgraded the manufacturing equipment at its Grand Island, NE plant and will build a new facility in Tucson, AZ. Engineering, site development and equipment manufacturing related to these facilities commenced in the first quarter of 2005. As previously mentioned, we stopped manufacturing ties at our Grand Island facility in July to prepare for the installation of new manufacturing equipment. In September, the plant began casting ties and expects to be in full production next January. The Company will continue to experience a temporary decline in concrete tie production and related sales through the end of 2005.

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

In the second half of 2004, our primary supplier of sheet piling improved its capability to provide a significantly larger amount of sheet piling than in previous years. This supplier also increased the number of sections it provides to us, although there are still sections that remain unavailable. While management's outlook is positive considering the developments in 2004 and 2005, additional sections are important for us to compete effectively in the structural steel market.

Although backlog is not necessarily indicative of future operating results, total Company backlog at September 30, 2005, was approximately $137.1 million. The following table provides the backlog by business segment:

                                                 Backlog
                       ---------------------------------------------------------
                           September 30,        December 31,       September 30,
(In thousands)                  2005                2004               2004
--------------------------------------------------------------------------------
Rail Products               $  46,709           $  29,079           $  26,620
Construction Products          87,121              67,736              73,460
Tubular Products                3,312               3,249               2,687
--------------------------------------------------------------------------------
                Total       $ 137,142           $ 100,064           $ 102,767
================================================================================


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

During 2005, the Company had one LIBOR-based interest rate collar agreement remaining. This agreement became effective in March 2001 and expires in March 2006, has a notional value of $15.0 million, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the agreement had the option, which was exercised on March 6, 2005, to convert the collar to a one year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of this instrument was a liability of $0.1 million as of September 30, 2005 and is recorded in "Other accrued liabilities".

With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of SFAS 133. However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these instruments in its consolidated statements of operations. During the third quarter of 2005 and 2004, the Company recognized income of $94,000 and $31,000, respectively, to adjust these instruments to fair value. For the nine months ended September 30, 2005 and 2004, the Company recognized income of $0.3 million and $0.4 million, respectively, to adjust these instruments to fair value.

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

Since the interest rate on the revolving credit agreement floats with the short-term market rate of interest, the Company is exposed to the risk that the interest rate may decrease below the 5.49% fixed rate on the remaining agreement. The effect of a 1% decrease in rate of interest below the 5.49% annual interest rate on $32.1 million of outstanding floating rate debt would result in increased annual interest costs of approximately $0.3 million.

The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company may manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. During 2004, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail. During the fourth quarter of 2004, circumstances indicated that the timing of the anticipated receipt of Canadian funds were not expected to coincide with the sale commitments and the Company recorded a $0.2 million loss to record these commitments at market. The remaining Canadian dollar sell commitment was executed on September 30, 2005 at a loss of $130,000. During the third quarter and first nine months of 2005, the Company recognized a loss of $48,000 and income of $72,000, respectively, to adjust these commitments to fair value.



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

The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management's Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. An inability to produce a full complement of piling products by a Virginia steel mill could adversely impact the growth of the Piling division. Delays or problems encountered at our concrete tie facilities during construction or implementation could have a material, negative impact on the Company's operating results, including delays or problems obtaining permits. The Company's businesses could be affected adversely by significant increases in the price of steel. Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, labor disputes, the impact of competition, the seasonality of the Company's business, the adequacy of internal and external sources of funds to meet financing needs, taxes, inflation and governmental regulations. Sentences containing words such as "believes," "intends," "anticipates," "expects," or "will" generally should be considered forward-looking statements.


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



Item 5. OTHER INFORMATION
-------------------------
None.



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

    10.14 Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as
             Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.

    10.15 Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

    10.15.1 Industry Track Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit
             10.15.1 to Form 10-Q for the quarter Ended June 30, 2005.

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

    10.33.2 Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005. **

    10.34 Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **

    10.45    Medical Reimbursement Plan effective January 1, 2004, filed as
             Exhibit 10.45 to Form 10-K for the year ended December 31, 2003.
             **

    10.46 Leased Vehicle Plan as amended and restated on June 9, 2004, filed as Exhibit 10.46 to Form 10-Q for the quarter ended June 30, 2004.
             **

    10.51 Supplemental Executive Retirement Plan, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2002. **

    10.52 Outside Directors' Stock Award Plan, filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2002. **

    10.53 Directors' resolution dated July 26, 2005 under which directors' compensation was established, filed as Exhibit 10.53 to Form 8-K on July 27, 2005. **

    10.53.1 Directors' resolution dated May 25, 2005 under which Mr. Hasselbusch's salary was Adjusted, filed as Exhibit 10.53.1 to Form 10-Q for the quarter ended June 30, 2005. **

    10.53.2 Directors' resolution dated July 26, 2005 under which Mr. Voltz's salary was adjusted, filed as Exhibit 10.53.2 to Form 10-Q for the quarter ended June 30, 2005. **

    10.55    Management Incentive Compensation Plan for 2005, filed as Exhibit
             10.55 to Form 8-K on February 22, 2005. **

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





                                         L.B. FOSTER COMPANY
                                         --------------------
                                             (Registrant)


Date:  November 8, 2005                  By:/s/David J. Russo
-----------------------                  ---------------------
                                         David J. Russo
                                         Senior Vice President,
                                         Chief Financial Officer and Treasurer
                                        (Duly Authorized Officer of Registrant)