Form 10-K
period 2005-12-31
FOSTER L B CO
filed 2006-03-16
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Common Stock, Par Value $0.01.
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes          ☑ No
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections. ☐ Yes          ☑ No
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) as been subject to such filing requirements for the past 90 days. ☑ Yes          ☐ No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes          ☑ No
      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $90,067,636.
      Indicate the number of shares outstanding of each one of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 22, 2006

Common Stock, Par Value $0.01	10,194,745 shares
      Documents Incorporated by Reference:
      Portions of the Proxy Statement prepared for the 2006 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12 and 14 of Part III.

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
      For the construction industry, the Company sells steel sheet, H-bearing and pipe piling, and rents steel sheet piling for foundation and earth retention requirements. In addition, Foster supplies fabricated structural steel, bridge decking, bridge railing, expansion joints, mechanically stabilized earth wall systems, precast concrete buildings and other products for highway construction and repair.
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

	Percentage of
	Net Sales

	2005	2004	2003

Rail Products	45%	48%	48%
Construction Products	49	46	46
Tubular Products	6	6	6

	100%	100%	100%

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

      The Company’s Trackwork division produces new and relay trackwork for industrial and export markets.
      The Company’s CXT subsidiary manufactures engineered concrete railroad ties for the railroad and transit industries.
CONSTRUCTION PRODUCTS
      L. B. Foster Company’s construction products consist of sheet, pipe and bearing piling, fabricated highway products, and precast concrete buildings.
      Sheet piling products are interlocking structural steel sections that are generally used to provide lateral support at construction sites. Bearing piling products are steel H-beam sections which, in their principal use, are driven into the ground for support of structures such as bridge piers and high-rise buildings. Sheet piling is sold or rented and bearing piling is sold principally to public works as well as the private sector.
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
MARKETING AND COMPETITION
      L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States through a national sales force of 74 people, including outside sales, inside sales, and customer service representatives. The Company maintains 17 sales offices and 16 plants or warehouses nationwide. During 2005, approximately 7% of the Company’s total sales were for export.
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

BACKLOG
      The dollar amount of firm, unfilled customer orders at December 31, 2005 and 2004 by segment follows:

	December 31,

	2005	2004

	In thousands
Rail Products	$56,567	$29,079
Construction Products	71,374	67,736
Tubular Products	1,514	3,249

	$129,455	$100,064

      At December 31, 2005 and 2004, the Construction Products segment backlog included approximately $29.0 million and $28.0 million, respectively, related to the Company’s Geotechnical division. In February 2006, assets related to this division were sold. See Note 21, “Subsequent Event” for details about the transaction.
      Approximately 4% of the December 31, 2005 backlog is related to projects that will extend beyond 2006.
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
EMPLOYEES AND EMPLOYEE RELATIONS
      The Company has 641 employees, of whom 378 are hourly production workers and 263 are salaried employees. Approximately 184 of the hourly paid employees are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.
      Substantially all of the Company’s hourly paid employees are covered by one of the Company’s noncontributory, defined benefit plans or defined contribution plans. Substantially all of the Company’s salaried employees are covered by a defined contribution plan.
ITEM 1A. RISK FACTORS
Forward Looking Statements
      We make forward looking statements in this report based upon management’s understanding of our business and markets and on information currently available to us. Such statements include information regarding future events and expectations and frequently include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or other similar expressions.
      Forward looking statements include known and unknown risks and uncertainties. Actual future results may differ greatly from these statements and expectations that we express in this report. We encourage all readers to carefully consider the Risk Factors below and all the information presented in our 2005 Annual Report on Form 10-K and caution you not to rely unduly on any forward looking statements.

      The forward looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward looking statement, whether as a result of new information, future developments or otherwise.
Risks and Uncertainties

Markets and Competition
      We face strong competition in all of the markets in which we participate. Our response to competitor pricing actions and new competitor entries into our product lines, could negatively impact our overall pricing in the marketplace. Efforts to improve pricing could negatively impact our sales volume in certain product categories. Significant negative developments in these areas could adversely affect our financial results and condition.

Customer Reliance
      L. B. Foster could be adversely affected by changes in the business or financial condition of a customer or customers. A significant downturn in the business or financial condition of a customer or customers supplied by Foster could impact our results of operations and/ or financial condition.

Supplier Reliance
      In certain of our distributed products businesses, we rely on one or two suppliers for key products that we sell to our customers. A significant downturn in the business of one of these suppliers, a disruption in their manufacturing operations, or an unwillingness to continue to sell to us, could adversely impact our financial results.

Raw material costs and availability
      Most of L. B. Foster’s businesses utilize steel as a significant product component. The steel industry is cyclical and prices as well as availability are subject to international market forces. We also use significant amounts of cement and aggregate in our concrete railroad tie and our precast buildings businesses. Cement prices have increased over the last two years, while availability in certain areas of the country has been in short supply to the point to where cement has been rationed. This has not had an impact on L. B. Foster as yet, but it could present problems for our new facility in Tucson, AZ. Our financial results could be adversely affected if prices or availability of these materials were to change in a significantly unfavorable manner.

New Facilities
      L. B. Foster may not be able to effectively implement its new manufacturing systems in Tucson, AZ and Pueblo, CO. Failure to implement an efficient manufacturing facility in a cost effective manner would make it difficult for the Company to earn an appropriate return on its investments.

Value of our investment in the DM&E Railroad
      We maintain an ownership interest of approximately 13.4% in The Dakota, Minnesota & Eastern Railroad (“DM&E”), a privately held regional railroad that controls over 2,500 miles of track in eight states. More information on the DM&E can be found on page 22. The value of the DM&E and L. B. Foster’s ultimate monetization of such value is subject to various risks and uncertainties that are discussed on page 24.

Union Workforce and Labor Relations
      Three of our manufacturing facilities are staffed by employees represented by labor unions. These 184 employees are currently working under two separate collective bargaining agreements that expire in March 2008 and September 2007. We may not be able to successfully negotiate the renewal of these agreements. Additionally, the existing collective bargaining agreements may not prevent a work stoppage at L. B. Foster’s facilities.

Legal Contingencies
      Changes in our expectations of the outcome or the actual outcome of certain legal actions could vary materially from our current expectations and adversely affect our financial results and/ or financial condition.

Unexpected Events
      Unexpected events including fires or explosions at facilities, natural disasters, war, unplanned outages, equipment failures, failure to meet product specifications, or a disruption in certain of our operations may cause our operating costs to increase or otherwise impact our financial performance.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
      None.
ITEM 2.     PROPERTIES
      The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company’s business using the properties, are set forth in the following table:

			Business	Lease
Location	Function	Acres	Segment	Expires

Bedford, PA	Bridge component fabricating plant.	10	Construction	Owned
Birmingham, AL	Pipe coating facility.	32	Tubular	2007
Georgetown, MA	Bridge component fabricating plant.	11	Construction	Owned
Grand Island, NE	CXT concrete tie plant.	9	Rail	2010
Hillsboro, TX	Precast concrete facility.	9	Construction	2012
Houston, TX	Casing, upset tubing, threading, heat treating and painting. Yard storage.	65	Tubular, Rail and Construction	Owned
Niles, OH	Rail fabrication. Trackwork manufacturing. Yard storage.	35	Rail	Owned
Petersburg, VA	Piling storage facility.	48	Construction	Owned
Pueblo, CO	Rail joint manufacturing and lubricator assembly.	9	Rail	Owned
Spokane, WA	CXT concrete tie plant.	13	Rail	2006
Spokane, WA	Precast concrete facility.	5	Construction	2007
Tucson, AZ	CXT concrete tie plant.	19	Rail	2012
      Including the properties listed above, the Company has 17 sales offices, including its headquarters in Pittsburgh, PA, and 16 warehouse, plant and yard facilities located throughout the country. The Company’s facilities are in good condition. During 2006, the Company will complete the construction of a new concrete tie facility in Tucson, AZ and a rail joint and rail lubricator facility in Pueblo, CO in order to maintain adequate production facilities for its present and foreseeable future requirements.
ITEM 3.     LEGAL PROCEEDINGS
      In 2000, the Company’s subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Due to a variety of factors, including deficiencies in the owner’s project specifications, the panels have deteriorated and the owner either has replaced or is in the process of replacing these panels. The general contractor and the owner are currently engaged in dispute resolution procedures, which we believe will be resolved in 2006. The general contractor has notified the Company that, depending on the outcome of these proceedings, it may file a suit against the Company’s subsidiary. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit.
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
      The Trustees of the Colorado Contractors Trust (the “Trust”) filed suit on November 3, 2005 in the District Court, County of Denver, Colorado against the Company, its bonding company, the general contractor and the general contractor’s bonding companies. The Trust is a multiple employer employee benefit plan. The Trust alleges that a supplier, which the Company used in connection with a project in the Denver, CO area, failed to pay the Trust required contributions for employee health coverage. The Trust alleges that the Company is liable as an “alter ego” of its supplier. In addition, the Company may have indemnification obligations with respect to similar claims against the general contractor and its bonding companies. Although the amount of the Trust’s claim is unclear, the Trust apparently seeks more than $300,000, plus interest and attorneys’ fees. The Company intends to vigorously defend itself against the Trust’s claims.
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.
ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT
      Information concerning the executive officers of the Company is set forth below. With respect to the period prior to August 18, 1977, references to the Company are to the Company’s predecessor, Foster Industries, Inc.

Name	Age	Position

Lee B. Foster II	59	Chairman of the Board
Stan L. Hasselbusch	58	President and Chief Executive Officer
Alec C. Bloem	55	Senior Vice President — Concrete Products
Merry L. Brumbaugh	48	Vice President — Tubular Products
Samuel K. Fisher	53	Senior Vice President — Rail
Donald L. Foster	50	Senior Vice President — Construction Products
Robert J. Howard	50	Vice President — Human Resources
John F. Kasel	41	Senior Vice President — Operations and Manufacturing
Gregory W. Lippard	37	Vice President — Rail Product Sales
Linda K. Patterson	56	Controller
David J. Russo	47	Senior Vice President, Chief Financial Officer and Treasurer
David L. Voltz	53	Vice President, General Counsel and Secretary
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
      Mr. Donald Foster was elected Senior Vice President — Construction Products in February 2005, after having served as Vice President — Piling Products since November 2004 and General Manager of Piling since September, 2004. Prior to joining the Company, Mr. Foster was President of Metalsbridge, a financed supply chain logistics entity. He served U.S. Steel Corporation as an officer from 1999 to 2003. During that time, Mr. Foster functioned as Vice President International, President of UEC Technologies and President, United States Steel International, Inc. Since joining U.S. Steel Corporation in 1979 he served in a number of general management roles in the distribution and construction markets.
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
      Mr. Kasel was elected Senior Vice President — Operations and Manufacturing in May 2005 having previously served as Vice President — Operations and Manufacturing since April 2003. Mr. Kasel served as Vice President of Operations for Mammoth, Inc., a Nortek company from 2000 to 2003. His career also included General Manager of Robertshaw Controls and Operations Manager of Shizuki America prior to 2000.
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
      Mr. Russo was elected Senior Vice President, Chief Financial Officer and Treasurer in December 2002, having previously served as Vice President and Chief Financial Officer since July 2002. Mr. Russo was Corporate Controller of WESCO International Inc., a distributor of electrical and industrial MRO supplies and integrated supply services, from 1999 until joining the Company in 2002. Mr. Russo also served as Corporate Controller of Life Fitness Inc., an international designer, manufacturer and distributor of aerobic and strength training fitness equipment.
      Mr. Voltz was elected Vice President, General Counsel and Secretary in December 1987. Mr. Voltz joined the Company in 1981.
      Officers are elected annually at the organizational meeting of the Board of Directors following the annual meeting of stockholders.

Code of Ethics
      L. B. Foster Company has a code of ethics applicable to all directors and employees, including its Chief Executive Officer, Chief Financial Officer and Controller. The code of ethics is posted on the Company’s website, www.lbfoster.com. The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of ethics by posting such information on the Company’s website.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Market Information
      The Company had 646 common shareholders of record on January 31, 2006. Common stock prices are quoted daily through the National Association of Security Dealers, Inc. in its over-the-counter NASDAQ quotation service (Symbol FSTR). The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:

	2005		2004

Quarter	High	Low	High	Low

First	$9.51	$8.85	$8.97	$6.50
Second	9.89	8.71	8.25	7.50
Third	14.49	9.27	9.08	6.90
Fourth	15.75	12.41	9.60	7.75
Dividends
      No cash dividends were paid on the Company’s Common stock during 2005 and 2004, and the Company has no plan to pay dividends in the foreseeable future. The Company’s ability to pay cash dividends is limited by its revolving credit agreement.
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table sets forth information as of December 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities		Number of Securities Remaining
	to be Issued upon	Weighted-Average	Available for Future Issuance
	Exercise of	Exercise Price of	under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Exluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	( a )	( b )	( c )

Equity compensation plans approved by shareholders	1,042,450	$5.01	42,125
Equity compensation plans not approved by shareholders	—	—	—

Total	1,042,450	$5.01	42,125

      The Company awarded shares of its common stock to its outside directors on a biannual basis from June 2000 through January 2003 under an arrangement not approved by the Company’s shareholders. A total of 22,984 shares of common stock was so awarded and this program has been terminated. At the Company’s 2003 Annual Shareholders’ Meeting, a new plan was approved by the Company’s shareholders under which outside directors receive 2,500 shares of the Company’s common stock at each annual shareholder meeting at which such outside director is elected or re-elected, commencing with the Company’s 2003 Annual Shareholders’ Meeting. Through 2005 there have been 30,000 shares issued under this plan.
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
ITEM 6.     SELECTED FINANCIAL DATA

	Year Ended December 31,

Income Statement Data	2005(1)	2004(2)	2003(3)	2002(4)	2001(5)(6)

	(All amounts are in thousands, except per share data)
Net sales	$353,484	$297,866	$264,266	$257,950	$282,119

Operating profit	$8,924	$2,734	$4,796	$2,992	$5,098

Income (loss) from continuing operations	$5,434	$1,480	$2,163	$(5,029)	$1,303
Income (loss) from discontinued operations, net of tax	—	—	1,277	(2,005)	(666)
Cumulative effect of change in accounting principle	—	—	—	(4,390)	—

Net income (loss)	$5,434	$1,480	$3,440	$(11,424)	$637

Basic earnings (loss) per common share:
Continuing operations	$0.54	$0.15	$0.23	$(0.53)	$0.14
Discontinued operations	—	—	0.13	(0.21)	(0.07)
Cumulative effect of change in accounting principle	—	—	—	(0.46)	—

Basic earnings (loss) per common share	$0.54	$0.15	$0.36	$(1.20)	$0.07

Diluted earnings (loss) per common share:
Continuing operations	$0.52	$0.14	$0.22	$(0.53)	$0.14
Discontinued operations	—	—	0.13	(0.21)	(0.07)
Cumulative effect of change in accounting principle	—	—	—	(0.46)	—

Diluted earnings (loss) per common share	$0.52	$0.14	$0.35	$(1.20)	$0.07

(1)	2005 includes a benefit of $450,000 due to the release of valuation allowance related to the Company’s ability to utilize state net operating losses and other state tax incentives prior to their expiration.

(2)	2004 includes a $493,000 gain from the sale of the Company’s former Newport, KY pipe coating machinery and equipment which had been classified as “held for resale”.

(3)	The 2003 results from discontinued operations include the release of a $1,594,000 valuation allowance against foreign net operating losses that was utilized as a result of the dissolution of the Foster Technologies subsidiary.

(4)	2002 includes the following non-cash charges: a $5,050,000 write-off of advances made to a specialty trackwork supplier which were not expected to be recovered; a $1,893,000 charge related to an “other than temporary” impairment of the Company’s equity investment in that trackwork supplier; a $765,000 charge for depreciation expense from assets that had been classified as held for resale, but the sale did not materialize; a $660,000 impairment charge to adjust assets related to the Company’s rail signaling business, classified as a discontinued operation, to their expected fair value; a $4,390,000, net of tax, charge from the cumulative effect of a change in accounting principle as a result of the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”; and a $2,232,000 charge related to mark-to-market accounting for derivative instruments.

(5)	2001 includes pretax charges of approximately $1,879,000 related to the Company’s plan to consolidate sales and administrative functions and plant operations; and $423,000 goodwill amortization, net of tax.

(6)	2001 was restated to reflect the classification of the Company’s rail signaling business as a discontinued operation.

	December 31,

Balance Sheet Data	2005	2004	2003	2002	2001

Total assets	$178,286	$134,095	$131,159	$133,984	$160,042
Working capital	56,095	46,831	46,844	46,694	62,011
Long-term debt	29,276	17,395	20,858	26,991	32,758
Stockholders’ equity	79,989	73,743	70,544	66,013	77,145

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
General
      L.B. Foster Company is a manufacturer, fabricator and distributor of products utilized in the transportation infrastructure, construction and utility markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.
      The Company makes certain filings with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge through its website, www.lbfoster.com, as soon as reasonably practicable after they are filed with the SEC. These filings are also available through the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W. Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the internet at www.sec.gov. The Company’s press releases are also available on its website.
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
      The Rail segment designs and manufactures bonded insulated rail joints and a variety of specialty trackwork, cuts and drills rail, panelizes track for emergency and construction use, and manufactures concrete railroad ties and turnout ties. The Company has concrete tie manufacturing facilities in both Spokane, WA and Grand Island, NE, and is constructing a new facility in Tucson, AZ where we expect to commence tie manufacturing late in the second quarter of 2006. The Company also has two facilities that design, test and fabricate rail products in Atlanta, GA and Niles, OH.
      The Rail distribution business provides our customers with access to a variety of products including stick rail, continuous welded rail, specialty trackwork, power rail and various rail accessories. This is a highly competitive business that, once specifications are met, depends heavily on pricing. The Company maintains relationships with several rail manufacturers but procures the majority of the rail it distributes from one supplier. Rail accessories are sourced from a wide variety of suppliers.

Construction Products
      The Construction segment is comprised of the following business units: Piling, Fabricated Products, Precast concrete wall retention systems (“Geotechnical division”) and Precast Concrete Buildings.
      The Piling division, via a sales force deployed throughout the United States, markets and sells piling worldwide. This division offers its customers various types and dimensions of structural beam piling, sheet piling and pipe piling. These piling products are sourced from various suppliers. The Company is the primary distributor of domestic beam and sheet piling for its primary supplier.
      The Fabricated Products unit manufactures a number of fabricated steel and aluminum products primarily for the highway, bridge and transit industries including grid reinforced concrete deck and open steel grid flooring systems, guardrails, and expansion joints and heavy structural steel fabrications.
      The Geotechnical division engineers and supplies large mechanically stabilized earth retention projects (“MSE Walls”) and concrete soundwall systems primarily for highway construction projects. Although precasting of this product is usually outsourced to a qualified third party, the Company does manufacture MSE Walls at its facilities in Hillsboro, TX, Spokane, WA and Grand Island, NE. The Company sold this business in February 2006. See “Recent Developments”, below.
      The Precast Building unit manufactures concrete buildings primarily for national parks as well as numerous state and municipal park authorities. This unit manufactures restrooms, concession stands and other protective storage buildings available in multiple designs, textures and colors. The Company believes it is the leading high-end supplier in terms of volume, product options and capabilities. The buildings are manufactured in Spokane, WA and Hillsboro, TX.
Tubular Products
      The Tubular segment is comprised of two discrete business units; Coated Pipe and Threaded Products. The Coated Pipe unit, located in Birmingham, AL, coats the outer dimension and, to a lesser extent, the inner dimension of pipe primarily for the oil and gas transmission industries. Coated Pipe partners with its primary customer, a pipe manufacturer, to market fusion bonded epoxy coatings, abrasion resistant coatings and internal linings for a wide variety of pipe dimensions for pipeline projects throughout North America.
      The Threaded Products unit, located in Houston, TX, cuts, threads and paints pipe primarily for water well products for the agriculture industry and municipal water authorities. Threaded Products is also in the micropile business and threads pipe used in earth and other structural stabilization.
2005 Developments
      In May, we entered into an amended and restated credit agreement with a consortium of commercial banks. The new agreement provided for a $60.0 million five-year revolving credit facility expiring in May 2010. In September 2005, we amended this agreement to increase the credit line to $75.0 million.
      Subsequent to the January 2005 completion of a concrete tie supply agreement with the Union Pacific Railroad, we installed new tie-manufacturing equipment in July at our refurbished facility in Grand Island, NE and commenced production of concrete ties in September.
      Certain of our businesses, especially our Fabricated Products group, have been hampered with low volumes and margins due to the delay in passing successor legislation to TEA-21, which was a highway and transportation funding bill that expired in September 2003. In August, new legislation (SAFETEA-LU) was enacted authorizing $286 billion for United States transportation improvement spending for the next four years. We do not expect this new legislation to have a positive impact on the financial results of these businesses in 2006.
      In November, we purchased a 55,000 square foot facility in Pueblo, CO. We plan to use this site to increase production capacity for our Rail Products businesses. We will manufacture insulated rail joints that were previously outsourced to an exclusive supplier, and assemble Electro 20 Lubricators at the new facility. Equipment installation and commissioning is expected to commence late in the first quarter of 2006.
Recent Developments
      In January 2006, we received the permitting necessary to begin construction on a concrete tie manufacturing facility in Tucson, AZ. Construction began almost immediately after permitting. The new plant will add further capacity to our existing facilities in Grand Island, NE and Spokane, WA.
      Effective in February 2006, Northwest Pipe Company selected L.B. Foster Company as its North American distributor of spiral weld pipe piling. This represents the first national agreement for Northwest spiral weld pipe piling. We will provide all sales and customer support for their spiral weld pipe piling product line and will provide an extensive network of locations to serve the market.
      The Federal Surface Transportation Board (“STB”) issued its formal and final decision on February 13, 2006 which permits the Dakota, Minnesota & Eastern Railroad (“DM&E”) to construct a 290 mile extension from its existing rail line into the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track. We maintain a significant investment in the DM&E. Please see “Dakota, Minnesota & Eastern Railroad” in this Management’s Discussion & Analysis for additional information.
      In February 2006, we sold assets related to our Foster Geotechnical division to The Reinforced Earth Company for $4.0 million plus the net asset value of the fixed assets, inventory, work in progress and prepaid items. The Company anticipates realizing a net gain of approximately $3.0 million from this transaction.
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
      Asset impairment — The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company applies Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in order to determine whether or not an asset is impaired. This statement indicates that if the sum of the future expected cash flows associated with an asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset. The Company believes that the accounting estimate related to an asset impairment is a “critical accounting estimate” as it is highly susceptible to change from period to period, because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years. These assumptions impact the amount of an impairment, which would have an impact on the income statement.
      Goodwill and other intangible assets — The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) whereby goodwill and intangible assets deemed to have an indefinite life are subject to annual impairment tests. The impairment testing is a two step process. The first step, which is used to identify potential impairment only, compares the fair value of each reporting unit that has goodwill with its carrying value. Since quoted market prices are not readily available for the Company’s reporting units, the Company estimates fair value of the reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds it carrying amount, goodwill is not considered to be impaired and the second step of the process is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment testing must be performed to measure the amount of the impairment loss, if any. Step two requires a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. The resulting fair value is then compared to the carrying value of goodwill. If the implied fair value of the goodwill is lower than the carrying value of goodwill, impairment must be recorded.
      The Company believes that the accounting estimates used in this testing are “critical accounting estimates” because the underlying assumptions used for the discounted cash flow can change from period to period affecting the fair value calculation which may have a material impact to the income statement. Management’s assumptions require significant judgments related to anticipated revenues, and other internal and external economic conditions such as growth rate, discount rate and inflation. At December 31, 2005 and 2004, the goodwill on the Company’s balance sheet was $0.4 million.
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
      The Company believes that the accounting estimate related to the allowance for bad debts is a “critical accounting estimate” because the underlying assumptions used for the allowance can change from period to period and the allowance could potentially cause a material impact to the income statement. Specific customer circumstances and general economic conditions may vary significantly from management’s assumptions and may impact expected earnings. At December 31, 2005 and 2004, the Company maintained an allowance for bad debts of $1.0 million.
      Product Liability — The Company maintains a current liability for the repair or replacement of defective products. For certain manufactured products, a nominal accrual is made on a monthly basis as a percentage of cost of sales. For long-term construction products, a liability is established when the claim is known and quantifiable. The Company believes that this is a “critical accounting estimate” because the underlying assumptions used to calculate the liability can change from period to period. At December 31, 2005 and 2004, the product liability was $0.5 million and $0.6 million, respectively.
      Slow-Moving Inventory — The Company maintains reserves for slow-moving inventory. These reserves, which are reviewed and adjusted routinely, take into account numerous factors such as quantities-on-hand versus turnover, product knowledge, and physical inventory observations. The Company believes this is a “critical accounting estimate” because the underlying assumptions used in calculating the reserve can change from period to period and could have a material impact on the income statement. At December 31, 2005 and 2004, the reserve for slow-moving inventory was $1.7 million and $1.4 million, respectively.
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
      Pension Plans — The calculation of the Company’s net periodic benefit cost (“pension expense”) and benefit obligation (“pension liability”) associated with its defined benefit pension plans (“pension plans”) requires the use of a number of assumptions that the Company deems to be “critical accounting estimates”. Changes in these assumptions can result in a different pension expense and liability amounts, and future actual experience can differ significantly from the assumptions. The Company believes that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.
      The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the plan’s investment mix and the forecasted rates of return on these types of securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized actuarial gains or losses are amortized in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). The expected long-term rate of return determined by the Company for 2005 and 2004 was 7.75%. Pension expense increases as the expected long-term rate of return decreases.
      The assumed discount rate reflects the current rate at which the pension benefits could effectively be settled. In estimating that rate, SFAS 87 requires that the Company look to rates of return on high quality, fixed income investments. The Company’s pension liability increases as the discount rate is reduced. Therefore, the decline in the assumed discount rate has the effect of increasing the Company’s pension obligation and future pension expense. The assumed discount rate used by the Company was 5.75% and 6.00% for 2005 and 2004, respectively.
      Deferred Tax Assets — The recognition of deferred tax assets requires management to make judgments regarding the future realization of these assets. As prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood more than 50%) that some portion or all of the deferred tax assets will not be realized. SFAS 109 requires management to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. Determination of whether the positive evidence outweighs the negative and quantification of the valuation allowance requires management to make estimates and judgments of future financial results. The Company believes that these estimates and judgments are “critical accounting estimates”.
      See Note 14, “Income Taxes”. The Company’s ability to realize these tax benefits may affect the Company’s reported income tax expense (benefit) and net income (loss).
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather then operating activities as currently permitted. In April 2005, the SEC delayed the effective date of this statement until the beginning of the first annual reporting period that begins after June 15, 2005. The Company will begin recording compensation expense utilizing the modified prospective application in its 2006 first quarter financial statements. Based solely on unvested awards at December 31, 2005, the Company projects 2006 compensation expense will be $0.2 million, net of tax.
      In October 2004, President Bush signed the American Jobs Creation Act of 2004 (“the Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. When fully phased-in, this deduction will be equal to 9 percent of the lesser of (a) “Qualified Production Activities Income (“QPAI”),” as defined in the Act, or (b) taxable income (after utilization of any net operating loss carryforwards). In all cases, the deduction is limited to 50 percent of W-2 wages of the taxpayer. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income Exclusion (“ETI”) benefit for foreign sales that the World Trade Organization (“WTO”) ruled was an illegal export subsidy.
      In December 2004, FASB Staff Position (“FSP”) No. FAS109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, was issued. FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). As such, the special deduction had no effect on deferred tax assets and liabilities existing at the date of enactment. In addition, due to the utilization of net operating loss carryforwards, the deduction has no effect on 2005 taxes.
      In March 2005, the FASB issued Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143),” (“FIN 47”). This interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. This interpretation requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. Adoption of this interpretation did not affect the Company’s consolidated financial statements. In connection with the completion of the refurbishment and the extension of the lease of the Grand Island, NE facility, sufficient information was available for the Company to estimate the fair value of a conditional asset retirement obligation associated with the leased property. During the fourth quarter of 2005, the Company recorded a liability, using the expected present value technique within the interpretation, for conditional asset retirement obligations of approximately $0.2 million.

Results of Operations

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,

	2005	2004	2005	2004	2003

	Dollars in thousands
Net Sales:
Rail Products	$34,077	$28,822	$157,765	$144,504	$126,781
Construction Products	44,117	36,748	174,895	136,479	121,571
Tubular Products	4,635	4,159	20,824	16,883	15,914

Total Net Sales	$82,829	$69,729	$353,484	$297,866	$264,266

Gross Profit:
Rail Products	$3,829	$3,218	$17,504	$15,660	$14,116
Construction Products	5,733	4,470	20,592	16,378	15,552
Tubular Products	745	855	4,264	3,416	3,728
Other	(696)	(2,571)	(2,367)	(4,843)	(1,664)

Total Gross Profit	9,611	5,972	39,993	30,611	31,732

Expenses:
Selling and Administrative Expenses	8,033	7,429	31,069	27,877	26,936
Interest Expense	697	417	2,472	1,801	2,250
Other Income	(81)	(205)	(1,286)	(1,471)	(1,315)

Total Expenses	8,649	7,641	32,255	28,207	27,871

Income (Loss) from Continuing Operations, Before Income Taxes	962	(1,669)	7,738	2,404	3,861
Income Tax Expense (Benefit)	102	(625)	2,304	924	1,698

Income (Loss) From Continuing Operations	860	(1,044)	5,434	1,480	2,163
Income from Discontinued Operations, Net of Tax	—	—	—	—	1,277

Net Income (Loss)	$860	$(1,044)	$5,434	$1,480	$3,440

Gross Profit %:
Rail Products	11.2%	11.2%	11.1%	10.8%	11.1%
Construction Products	13.0%	12.2%	11.8%	12.0%	12.8%
Tubular Products	16.1%	20.6%	20.5%	20.2%	23.4%
Total Gross Profit %	11.6%	8.6%	11.3%	10.3%	12.0%

Fourth Quarter of 2005 vs. Fourth Quarter of 2004
      Net income was $0.9 million, or $0.08 per diluted share, for the fourth quarter of 2005 on net sales of $82.8 million. The fourth quarter of 2004 net loss was $1.0 million, or $0.10 per diluted share on net sales of $69.7 million. The 2005 results included a fourth quarter LIFO charge of $0.6 million compared to a $2.4 million LIFO charge in the 2004 fourth quarter.
      Sales for the fourth quarter of 2005 increased in each of our three business segments and resulted in a 19% increase in total company sales over the same prior-year quarter. Rail products’ net sales increased 18% due to increases in volume and pricing for most of our steel rail and rail accessories. Construction products’ sales increased 20% in comparison to the fourth quarter of 2004. The increase was due primarily to a 40% increase in piling products sales, mostly sheet piling, due to an expanded product offering and a healthy construction market. Sales of tubular products were 11% higher than the prior-year quarter due to an increase in coated pipe sales. Our Coated Pipe division benefited from new pipeline projects that were previously on hold because of high steel prices.
      The 2005 fourth quarter gross margin percentage for the Company increased to 11.6% from 8.6% in the 2004 fourth quarter, primarily due to a $1.8 million reduction in LIFO expense and increased margins at standard. Rail products’ gross margin percentage remained steady at 11.2%. Construction products’ gross margin percentage improved to 13.0% from 12.2% in the year earlier period. During the fourth quarter of 2004, our Geotechnical and Fabricated Products divisions’ margins were negatively impacted by high steel prices, and our Fabricated Products division’s margins were still suffering from significantly reduced government spending for infrastructure projects, due to a delay in passing the new Federal highway and transit bill. Tubular products’ gross margin percentage declined almost 22% as a result of unabsorbed plant expenses related to a reduction in threaded products volume.
      Selling and administrative expense increased 8%, or $0.6 million, over the same prior year period, due to employee compensation and benefits costs. Interest expense increased $0.3 million from the prior year period due to increased interest rates and increased borrowings. The increase in borrowings was due primarily to working capital requirements, especially inventory, as well as higher than typical capital investments made in 2005. The income tax rate was 10.6% in the 2005 fourth quarter compared to 37.4% in the prior-year quarter. The low tax rate in 2005 is the result of adjustments related to the reconciliation of certain tax accounts and releasing a portion of the valuation allowance provided for certain state deferred assets.
The Year 2005 Compared to the Year 2004
      For the year ended December 31, 2005, net income was $5.4 million, or $0.52 per diluted share on net sales of $353.5 million. This compares to net income of $1.5 million, or $0.14 per diluted share for 2004 on net sales of $297.9 million. The 2005 results included a $1.5 million LIFO charge as compared to a $3.5 million LIFO charge in the 2004 results.
      Net sales for the year ended December 31, 2005 increased 19% from the prior year. Rail segment sales increased 9%, or $13.3 million from the prior year, primarily as a result of increased revenues from new rail projects and sales of relay rail. Construction segment sales increased 28%, or $38.4 million from the prior year due primarily to increases in sales of steel sheet piling, as previously mentioned in the fourth quarter comparison. Tubular segment sales increased 23%, or $3.9 million, over the prior year due to the new pipeline projects mentioned above.
      The Company’s 2005 gross margin percentage increased 1.0 percentage point to 11.3% compared to 10.3% in 2004. This improvement was due to decreased LIFO expense and a slight increase in gross margins at standard. Rail products’ gross margin percentage increased slightly to 11.1% due to higher margins at standard for new rail projects. Construction products’ gross margin percentage declined slightly to 11.8% from the year earlier period. The competitive environment which resulted from reduced government spending for infrastructure projects continues to have an unfavorable impact on the results of our Fabricated Products division while increased freight costs had a negative effect on our Concrete Buildings division’s gross margin. Tubular products’ gross margin percentage improved slightly to 20.5% as a result of improved standard margins for coated pipe products, and improved plant absorption due to the previously-mentioned increase in coated pipe volume.
      Selling and administrative expenses increased 11% compared to the prior year due to employee compensation and benefit costs. Interest expense rose 37% in 2005 due to increased borrowings and increased interest rates. The 2005 income tax provision was 29.8% compared to 38.4% for 2004, primarily as a result of changes in the state tax valuation allowance. See Note 14, “Income Taxes”.
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
      Net sales for the year ended December 31, 2004 increased almost 13% from the prior year. Sales related to each of the Company’s segments improved over 2003; however, the largest improvements came from our Rail and Construction segments. Rail segment sales increased 14%, or almost $18.0 million from the prior year as a result of increased sales of new rail distribution products. Construction segment sales increased more than 12%, or almost $15.0 million from the prior year due primarily to increases in sales of H-bearing piling. Tubular segment sales increased approximately 6% over the prior year, primarily due to increases for threaded products.
      The Company’s 2004 gross margin percentage declined more than 14% from 2003. The decline was primarily attributable to the effects of escalating steel prices, which resulted in the previously mentioned LIFO charge. Rail products’ gross margin percentage declined 2.7% which included the write-down of slow-moving inventory for trackwork and transit products. Construction products’ gross margin percentage declined over 6% from the year earlier period, due principally to the decline in margins for fabricated bridge and highway products. The competitive environment which resulted from reduced government spending for infrastructure projects continued to have an unfavorable impact on the results of the Fabricated Products division. Tubular products’ gross margin percentage declined almost 14% as reduced volumes of coated pipe products had a negative impact on results.
      Selling and administrative expenses increased approximately 3% compared to the prior year as a result of increases in selling related expenses and employee benefit costs, as well as auditing and consulting fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act. Interest expense declined 20% in 2004 as a result of the retirement of a $10.0 million LIBOR based interest rate collar agreement that had a minimum annual interest rate, and a reduction in average borrowing levels during 2004. Other (income) expense increased almost 12%, or $0.2 million from the prior year period primarily as a result of the 2004 sale of the Company’s former Newport, KY pipe coating machinery and equipment which had been classified as “held for resale”, offset by reduced mark-to-market income recorded by the Company related to derivative instruments. Approximately $1.0 million of dividend income on DM&E Preferred stock was included in other (income) expense in both 2004 and 2003. The 2004 income tax provision was 38.4% compared to 44% for 2003. The 2003 effective tax rate included the impact of additional income tax expense of approximately $0.3 million related to the increased valuation allowance placed on certain deferred tax assets previously recorded. This additional expense increased the 2003 effective tax rate by approximately 22%.
Liquidity and Capital Resources
      The following table sets forth L.B. Foster’s capitalization:

	December 31,

	2005	2004

	In millions
Debt:
Revolving Credit Facility	$20.8	$14.1
Capital Leases and Interim Lease Financing	13.4	1.1
Other (primarily revenue bonds)	2.7	2.8

Total Debt	36.9	18.0

Equity	80.0	73.7

Total Capitalization	$116.9	$91.7

      Debt as a percentage of capitalization (debt plus equity) was 32% in 2005 compared to 20% in 2004, as a result of the increased activity levels related to our expansion efforts. Working Capital was $56.1 million in 2005 compared to $46.8 million in 2004. Inventory increased $26.9 million and accounts payable increased $15.1 million to accommodate orders and to increase piling inventory on hand.
      The Company’s liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations.
      The following table summarizes the impact of these items during the past three years:

	December 31,

	2005	2004	2003

	In millions
Liquidity needs:
Working capital and other assets and liabilities	$(15.1)	$(7.6)	$1.6
Capital expenditures, net of asset sales	(10.8)	(1.6)	(2.5)
Scheduled repayments of long-term debt	(0.7)	(0.6)	(0.9)
Cash interest	(2.2)	(1.6)	(2.1)

Net liquidity requirements	(28.8)	(11.4)	(3.9)

Liquidity sources:
Internally generated cash flows before interest	13.8	9.1	9.8
Credit facility activity	6.7	(2.9)	(6.0)
Equity transactions	0.7	1.3	0.8
Other	8.9	—	(0.2)

Net liquidity sources	30.1	7.5	4.4

Net Change in Cash	$1.3	$(3.9)	$0.5

      Capital expenditures, net of asset sales in 2005 were $10.8 million compared to $1.6 million in 2004 and $2.5 million in 2003. The sharp increase in spending during 2005 was for the construction of a new concrete tie facility in Tucson, AZ, and the upgrade of another facility in Grand Island, NE to meet the requirements of a long-term contract with the Union Pacific Railroad. The amount of capital spending in 2006, including $6.0 million related to the new Tucson, AZ facility, is expected to be approximately $12.0 million and funded by cash flow from operations and available external financing sources. Spending in 2004 and 2003 represents maintenance capital plus a small amount of facilities improvement spending. The Company reviews its position and contemplates potential acquisitions and dispositions from time to time.
      The Company has a five-year revolving credit facility agreement which expires in May 2010 and provides for up to $75.0 million in borrowings to support the Company’s working capital and other liquidity requirements. Borrowings under the agreement are secured by substantially all the inventory and trade receivables owned by the Company, and are limited to 85% of eligible receivables and 60% of eligible inventory.
      Borrowings under the credit facility bear interest at interest rates based upon either the base rate or LIBOR plus or minus applicable margins. The base rate is the greater of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranges from a negative 1.00% to a positive 0.50%, and the LIBOR spread ranges from 1.50% to 2.50%. The interest rates on the Company’s initial borrowings were LIBOR plus 1.50% and the base rate minus 1.00%. Under the agreement, the Company maintains dominion over its cash at all times, as long as excess availability stays over $5.0 million and there is no uncured event of default.
      Long-term revolving credit agreement borrowings at December 31, 2005 were $20.8 million, a $6.8 million increase from the end of the prior year. At December 31, 2005, remaining available borrowings under this facility were approximately $36.1 million. Outstanding letters of credit at December 31, 2005 were approximately $2.9 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs.
      The credit agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio and a maximum amount of annual consolidated capital expenditures; however, expenditures up to $20.0 million for plant construction and refurbishment related to the Company’s concrete tie supply agreement will be excluded from these covenants. The agreement also restricts certain investments, other indebtedness, and the sale of certain assets. As of December 31, 2005, the Company was in compliance with all of the agreement’s covenants.
Tabular Disclosure of Contractual Obligations
      A summary of the Company’s required payments under financial instruments and other commitments are presented in the following table:

		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years

	In thousands
Contractual Cash Obligations
Long-term borrowings	$23,540	$91	$203	$20,945	$2,301
Short-term borrowings	5,881	5,881	—	—	—
Capital leases	7,495	1,668	3,063	2,687	77
Operating Leases	4,638	2,137	1,252	657	592
Purchase obligations not reflected in the financial statements	13,650	13,650	—	—	—

Total contractual cash obligations	$55,204	$23,427	$4,518	$24,289	$2,970

Other Financial Commitments
Standby letters of credit	$2,938	$2,938	$—	$—	$—

Off Balance Sheet Arrangements
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
      At December 31, 2005, the Company’s investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable, recorded within Investments on the Company’s consolidated balance sheet, for accrued dividend income on Preferred Stock of approximately $6.7 million. The Company’s ownership in the DM&E is approximately 13.4%.
      In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends are not paid timely, dividends accrue at an accelerated rate until those dividends are paid. In addition, penalty interest accrues and compounds annually until such dividends are paid. Subsequent issuances of Series C, C-1, and D Preferred Stock have all assumed distribution priority over the previous series, with series D not redeemable until 2008. As subsequent preferred series were issued, the Company, based on its own valuation estimate, stopped recording the full amount due on all preferred series given the delay in anticipated realization of the asset and the priority of redemption of the various issuances. The amount of dividend income not recorded was approximately $5.2 million at December 31, 2005. The Company will only recognize this income upon redemption of the respective issuances or payment of the dividends.
      In June 1997, the DM&E announced its plan to build an extension from the DM&E’s existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (“the Project”). The estimated cost of this project is expected to be in excess of $2.0 billion. The Surface Transportation Board (“STB”) approved the Project in January 2002. In October 2003, however, the 8th U.S. Circuit Court of Appeals remanded the matter to the STB and instructed the STB to address, in its environmental impact statement, the Project’s effects on air quality, noise and vibration, and preservation of historic sites. On January 30, 2004, the 8th U.S. Circuit Court of Appeals denied petitions seeking a rehearing of the case. On April 15, 2005, the STB issued a draft Supplemental Environmental Impact Statement (“SEIS”) on the Project. On February 13, 2006, after reviewing public comments on the SEIS, the STB made its final decision, approving the Project.
      If the Project proves to be viable, management believes that the value of the Company’s investment in the DM&E could increase significantly. If the Project does not come to fruition, management believes that the value of the Company’s investment is supported by the DM&E’s existing business.
      In December 2003, the DM&E received a Railroad Rehabilitation and Improvement Financing (“RRIF”) Loan in the amount of $233.0 million from the Federal Railroad Administration. Funding provided by the 25-year loan was used to refinance debt and upgrade infrastructure along parts of its existing route.
      In November, 2005, the DM&E announced that it has applied for a Federal Railroad Administration (“FRA”) loan package totaling approximately $2.5 billion to build and rehabilitate approximately 1,300 miles of railroad in four states. The loan package is intended to fund four separate projects, including a 900-mile project which encompasses the Project.
Outlook
      Our CXT Rail operation and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. In January 2005, the CXT Rail operation was awarded a long-term contract from this Class I railroad for the supply of prestressed concrete railroad ties. The Class I railroad has agreed to purchase ties from the Grand Island facility through December 2010, and the Tucson, AZ facility through December 2012. See “2005 Developments” and “Recent Developments” for more details regarding the contract and these facilities.
      In 2005, our primary supplier of sheet piling provided significantly larger amounts of sheet piling than in previous years, and also expanded the number of sections it provided. Although there are still some sections that remain unavailable and are necessary for us to compete effectively in the structural steel market, management’s outlook is positive considering 2005 developments.

      Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 2005 was approximately $129.5 million. The following table provides the backlog by business segment:

	December 31,

	2005	2004	2003

	In thousands
Backlog:
Rail Products	$56,567	$29,079	$37,529
Construction Products	71,374	67,736	67,100
Tubular Products	1,514	3,249	1,035

Total Backlog	$129,455	$100,064	$105,664

      At December 31, 2005, 2004 and 2003 the Construction Products segment backlog included approximately $29.0 million, $28.0 million, and $29.0 million, respectively, related to the Company’s Geotechnical division. In February 2006, assets related to this division were sold. See Note 21, “Subsequent Event” for details about the transaction.
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
      An inability to produce a full complement of piling products by a Virginia steel mill could adversely impact the growth of the Piling division. Delays or problems encountered at our concrete tie facilities during construction or implementation could have a material, negative impact on the Company’s operating results, including delays or problems obtaining permits. The Company’s businesses could be affected adversely by significant change in the price of steel, concrete or other raw materials.
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

      The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. For a discussion of some of the specific risk factors, that may cause such differences, see Note 1 and Note 18 to the Consolidated Financial Statements, and the disclosures under Market Risks, and Form 10-K, Part I, Item 1A.
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
      The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company’s primary source of variable-rate debt comes from its revolving credit agreement. In conjunction with the Company’s debt refinancing in the third quarter of 2002, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and has applied mark-to-market accounting prospectively. The Company has a LIBOR-based interest rate collar agreement, which became effective in March 2001 and expires in March 2006, with a notional value of $15.0 million, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. On March 6, 2005, the counterparty to the agreement exercised its option to convert the collar to a one-year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The fair value of this agreement was a liability as of December 31, 2005 and is recorded in “Other accrued liabilities”.
      With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these instruments in its consolidated statements of operations. During the fourth quarter of 2005 and 2004, the Company recognized $0.1 million of income and $0.2 million of income, respectively, to adjust these instruments to fair value. For the years ended December 31, 2005 and 2004, the Company recognized income of $0.4 million and $0.6 million, respectively, to adjust these instruments to fair value.
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
      The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company will, however, manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. During 2004, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail. During the fourth quarter of 2004, circumstances indicated that the timing of the anticipated receipt of Canadian funds were not expected to coincide with the sale commitments and the Company recorded a $0.2 million loss to record these commitments at market. The remaining Canadian sell commitment was executed on September 30, 2005 at a loss of $0.1 million. During 2005, the Company recognized income of $0.1 million to adjust these commitments to fair value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
L. B. Foster Company
      We have audited the accompanying consolidated balance sheets of L. B. Foster Company and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, common stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion in these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of L. B. Foster Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP
Pittsburgh, Pennsylvania
March 3, 2006

REPORT OF INDEPENDENT REGISTERED ACCOUNTING
Board of Directors and Stockholders
L. B. Foster Company
      We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting and appearing in the accompanying Item 9A Controls and Procedures, that L. B. Foster Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). L. B. Foster Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining and understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
      In our opinion, management’s assessment that the L. B. Foster Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, L. B. Foster Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of L. B. Foster Company and Subsidiaries, as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP
Pittsburgh, Pennsylvania
March 3, 2006

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004

	In thousands
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,596	$280
Accounts receivable — net	47,403	39,929
Inventories — net	68,949	42,014
Current deferred tax assets	1,779	1,289
Other current assets	703	786

Total Current Assets	120,430	84,298

PROPERTY, PLANT AND EQUIPMENT — NET	40,184	30,378

OTHER ASSETS:
Goodwill and other intangibles — net	625	780
Investments	15,687	14,697
Deferred tax assets	1,183	3,877
Other assets	177	65

Total Other Assets	17,672	19,419

TOTAL ASSETS	$178,286	$134,095

	2005	2004

	In thousands, except
	share data
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,759	$477
Short-term borrowings	5,881	112
Accounts payable — trade	42,847	27,736
Accrued payroll and employee benefits	5,875	3,308
Current deferred tax liabilities	4,845	3,942
Other accrued liabilities	3,128	1,892

Total Current Liabilities	64,335	37,467

LONG-TERM DEBT	29,276	17,395

DEFERRED TAX LIABILITIES	1,615	2,898

OTHER LONG-TERM LIABILITIES	3,071	2,592

COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)
STOCKHOLDERS’ EQUITY:
Common stock, issued 10,228,739 shares in 2005 and 2004	102	102
Paid-in capital	35,598	35,131
Retained earnings	45,313	39,879
Treasury stock — at cost, Common stock, 38,994 shares in 2005 and 183,719 shares in 2004	(126)	(654)
Accumulated other comprehensive loss	(898)	(715)

Total Stockholders’ Equity	79,989	73,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,286	$134,095

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31, 2005

	2005	2004	2003

	In thousands, except per share data
NET SALES	$353,484	$297,866	$264,266

COSTS AND EXPENSES:
Cost of goods sold	313,491	267,255	232,534
Selling and administrative expenses	31,069	27,877	26,936
Interest expense — net of capitalized interest of $152 in 2005 and $- in 2004 and 2003	2,472	1,801	2,250
Other income	(1,286)	(1,471)	(1,315)

	345,746	295,462	260,405

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	7,738	2,404	3,861
INCOME TAX EXPENSE	2,304	924	1,698

INCOME FROM CONTINUING OPERATIONS	5,434	1,480	2,163
DISCONTINUED OPERATIONS (SEE NOTE 5):
LOSS FROM DISCONTINUED OPERATIONS	—	—	(513)
INCOME TAX BENEFIT	—	—	(1,790)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	1,277

NET INCOME	$5,434	$1,480	$3,440

BASIC EARNINGS PER COMMON SHARE:
FROM CONTINUING OPERATIONS	$0.54	$0.15	$0.23
FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	0.13

BASIC EARNINGS PER COMMON SHARE	$0.54	$0.15	$0.36

DILUTED EARNINGS PER COMMON SHARE:
FROM CONTINUING OPERATIONS	$0.52	$0.14	$0.22
FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	0.13

DILUTED EARNINGS PER COMMON SHARE	$0.52	$0.14	$0.35

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2005

	2005	2004	2003

	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$5,434	$1,480	$2,163
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Deferred income taxes	1,318	924	171
Stock option tax benefit	257	441	164
Depreciation and amortization	5,270	5,276	5,208
(Gain) loss on sale of property, plant and equipment	(172)	(267)	506
Unrealized gain on derivative mark-to-market	(579)	(377)	(540)
Change in operating assets and liabilities:
Accounts receivable	(7,474)	(5,156)	4,590
Inventories	(26,935)	(5,120)	(3,758)
Other current assets	83	91	(181)
Other noncurrent assets	(1,110)	(314)	(573)
Accounts payable — trade	15,111	3,862	(220)
Accrued payroll and employee benefits	2,567	399	496
Other current liabilities	2,255	124	1,974
Other liabilities	370	(1,403)	(704)

Net Cash (Used) Provided by Continuing Operations	(3,605)	(40)	9,296
Net Cash Used by Discontinued Operations	—	—	(197)

Net Cash (Used) Provided by Operating Activities	(3,605)	(40)	9,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	4,541	981	56
Capital expenditures on property, plant and equipment	(15,309)	(2,617)	(2,593)

Net Cash Used by Investing Activities	(10,768)	(1,636)	(2,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) of revolving credit agreement borrowings	6,736	(2,888)	(6,000)
Proceeds from other short-term borrowings	4,708	—	—
Exercise of stock options and stock awards	738	1,322	787
Proceeds (repayments) of long-term debt	3,507	(612)	(868)

Net Cash Provided (Used) by Financing Activities	15,689	(2,178)	(6,081)

Net Increase (Decrease) in Cash and Cash Equivalents	1,316	(3,854)	481
Cash and Cash Equivalents at Beginning of Year	280	4,134	3,653

Cash and Cash Equivalents at End of Year	$1,596	$280	$4,134

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid	$2,190	$1,592	$2,087

Income Taxes Paid	$13	$196	$773

      During 2005, 2004 and 2003, the Company financed certain capital expenditures totaling $3,981, $15 and $521, respectively, through the execution of capital leases.
See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2005

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total

	In thousands, except share and per share data
Balance, January 1, 2003	$102	$35,143	$35,208	$(3,629)	$(811)	$66,013

Net income			3,440			3,440
Other comprehensive income net of tax:
Foreign currency translation adjustment					56	56
Minimum pension liability adjustment					28	28
Unrealized derivative gain on cash flow hedges					56	56

Comprehensive income						3,580
Issuance of 213,013 Common shares, net of forfeitures		(125)	(249)	1,325		951

Balance, December 31, 2003	102	35,018	38,399	(2,304)	(671)	70,544

Net income			1,480			1,480
Other comprehensive (loss) income net of tax:
Minimum pension liability adjustment					(89)	(89)
Unrealized derivative gain on cash flow hedges					45	45

Comprehensive income						1,436
Issuance of 307,090 Common shares, net of forfeitures		113		1,650		1,763

Balance, December 31, 2004	102	35,131	39,879	(654)	(715)	73,743

Net income			5,434			5,434
Other comprehensive loss net of tax:
Minimum pension liability adjustment					(183)	(183)

Comprehensive income						5,251
Issuance of 144,725 Common shares, net of forfeitures		467		528		995

Balance, December 31, 2005	$102	$35,598	$45,313	$(126)	$(898)	$79,989

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
Inventories
      Inventories are generally valued at the lower of the last-in, first-out (LIFO) cost or market. Approximately 32% in 2005 and 29% in 2004, of the Company’s inventory is valued at average cost or market, whichever is lower. The reserve for slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, and the age of the inventory.
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
      The Company capitalizes interest costs on long-term assets constructed for its own use. Interest is capitalized and amortized over the estimated useful lives of those assets. Capitalized interest was $152,000 in 2005. There was no capitalized interest in 2004 and 2003.
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
Goodwill and other intangible assets
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested annually for impairment, or more often if there are indicators of impairment. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss equal to the excess is recorded as a component of continuing operations. On an ongoing basis (absent any impairment indicators), the Company performs its annual impairment tests during the fourth quarter. The Company has performed its impairment testing in the fourth quarter of 2005, 2004 and 2003 and determined that goodwill was not impaired. The carrying amount of goodwill at December 31, 2005 and 2004 was $350,000 and was attributable to the Construction segment.
      As required by SFAS 142, the Company reassessed the useful lives of its identifiable intangible assets and determined that no changes were required. As the Company has no indefinite lived intangible assets, all intangible assets are amortized over their useful lives ranging from 5 to 10 years, with a total weighted average amortization period of less than seven years. The components of the Company’s intangible assets are as follows:

	December 31, 2005		December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	In thousands
Licensing agreements	$400	$(281)	$400	$(216)
Non-compete agreements	350	(280)	350	(210)
Patents	200	(114)	200	(94)

Total	$950	$(675)	$950	$(520)

      Amortization expense for each year ended December 31, 2005, 2004 and 2003 was approximately $155,000. Future estimated amortization expense is as follows:
      For the year ended December 31,

2006	$155
2007	64
2008	19
2009	12
Thereafter	25
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
Revenue recognition
      The Company’s revenues are composed of product sales and products and services provided under long-term contracts. The Company recognizes revenue upon shipment of material from stock inventory or upon billing of material shipped directly to the customer from a Company vendor. Title passes to the customer upon shipment. Revenue is reported net of freight for sales from stock inventory and direct shipments. Freight recorded for the years ended December 31, 2005, 2004 and 2003 amounted to $15,185,000, $11,565,000 and

$11,674,000, respectively. Revenues from long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. For certain products, the percentage of completion is based upon actual labor costs to estimated total labor costs.
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
      The carrying amounts of the Company’s financial instruments at December 31, 2005 and 2004 approximate fair value.
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

	Year Ended December 31,

	2005	2004	2003

	In thousands, except per share
	amounts
Net income from continuing operations, as reported	$5,434	$1,480	$2,163
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	199	224	256

Pro forma income from continuing operations	$5,235	$1,256	$1,907

Earnings per share from continuing operations:
Basic, as reported	$0.54	$0.15	$0.23
Basic, pro forma	$0.52	$0.13	$0.20
Diluted, as reported	$0.52	$0.14	$0.22
Diluted, pro forma	$0.49	$0.12	$0.20

      Pro forma information regarding net income and earnings per share for options granted has been determined as if the Company had accounted for its employees stock options under the fair value method of Statement No. 123. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rates of 4.18%, 4.25% and 3.56%; dividend yield of 0.0% for all three years; volatility factors of the expected market price of the Company’s Common stock of .26, .28 and .32; and a weighted-average expected life of the option of ten years. The weighted average fair value of the options granted at December 31, 2005, 2004, and 2003 was $5.43, $3.91 and $2.11, respectively.
Derivative financial instruments and hedging activities
      The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. Effective September 26, 2002, in conjunction with the Company’s debt refinancing, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and has applied mark-to-market accounting prospectively. Adjustments in the fair value of these instruments are recorded as “Other (income) expense.” The Company continued to apply cash flow hedge accounting to an interest rate swap agreement that expired on December 31, 2004.
      At contract inception, the Company designates its derivative instruments as hedges. The Company recognizes all derivative instruments on the balance sheet at fair value. At December 31, 2005, the gross liabilities for derivative instruments were classified in “Other accrued liabilities”. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income, and reclassified, as adjustments to interest expense, as the underlying hedged items affect earnings. To the extent that a change in interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.
      The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company will, however, manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. During 2004, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail through March 2006. During the fourth quarter of 2004, circumstances indicated that the timing of the anticipated receipt of Canadian funds was not expected to coincide with the sale commitments and the Company recorded a $202,000 loss to record these commitments at market. The remaining Canadian dollar sell commitment was executed on September 30, 2005 at a loss of $130,000. During 2005, the Company recognized income of $72,000 to adjust these commitments to fair value.
Reclassification
      Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2005 presentation. The reclassifications did not affect the net income or cash flows of the Company.
Asset retirement obligations
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143).” This interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. This interpretation requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. Adoption of this interpretation did not affect the Company’s consolidated financial statements. In connection with the completion of the refurbishment and the extension of the lease of the Grand Island, NE facility, sufficient information was available for the Company to estimate the fair value of a conditional asset retirement obligation associated with the leased property. During the fourth quarter of 2005, the Company recorded a liability, using the expected present value technique within the interpretation, for conditional asset retirement obligations of approximately $212,000.
New accounting pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. In April 2005, the Securities and Exchange Commission delayed the effective date of this statement until the beginning of the first annual reporting period that begins after June 15, 2005. The Company will begin recording compensation expense utilizing the modified prospective application in its 2006 first quarter financial statements. Based solely on unvested awards at December 31, 2005, the Company projects 2006 compensation expense will be $231,000 net of tax.
      In October 2004, President Bush signed the American Jobs Creation Act of 2004 (“the Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. When fully phased-in, this deduction will be equal to 9 percent of the lesser of (a) “Qualified Production Activities Income (“QPAI”),” as defined in the Act, or (b) taxable income (after utilization of any net operating loss carryforwards). In all cases, the deduction is limited to 50 percent of W-2 wages of the taxpayer. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing Extraterritorial Income Exclusion (“ETI”) benefit for foreign sales that the World Trade Organization (“WTO”) ruled was an illegal export subsidy.
      In December 2004, FASB Staff Position (“FSP”) No. FAS109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”), was issued. FSP 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). As such, the special deduction had no effect on deferred tax assets and liabilities existing at the date of enactment. In addition, due to the utilization of net operating loss carryforwards, the deduction has no effect on 2005 taxes.
Note 2.
Accounts Receivable
      Accounts Receivable at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

	In thousands
Trade	$47,015	$40,778
Allowance for doubtful accounts	(966)	(1,019)
Other	1,354	170

	$47,403	$39,929

      Bad debt (income) expense was $(26,000), $294,000 and $233,000 in 2005, 2004 and 2003, respectively.

      The Company’s customers are principally in the Rail, Construction and Tubular segments of the economy. As of December 31, 2005 and 2004, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:

	2005	2004

	In thousands
Rail	$14,909	$16,343
Construction	29,096	21,794
Tubular	2,226	1,832

	$46,231	$39,969

      Credit is extended on an evaluation of the customer’s financial condition and generally collateral is not required.
Note 3.
Inventories
      Inventories at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

	In thousands
Finished goods	$55,941	$27,929
Work-in-process	7,362	8,452
Raw materials	13,536	11,751

Total inventories at current costs	76,839	48,132

Less:
Current cost over LIFO stated values	(6,227)	(4,702)
Inventory valuation reserve	(1,663)	(1,416)

	$68,949	$42,014

      At December 31, 2005 and 2004, the LIFO carrying value of inventories for book purposes exceeded the LIFO value for tax purposes by approximately $9,257,000 and $12,390,000, respectively. During 2005 and 2004, liquidation of LIFO layers carried at costs that were lower than current purchases resulted in a decrease to cost of goods sold of $26,000 and $398,000, respectively. During 2003, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs which were higher than the costs of current purchases. The effect of these reductions in 2003 was to increase cost of goods sold by $379,000.
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
      Net sales and results from discontinued operations were as follows:

	2005	2004	2003

	In thousands
Net sales	$—	$—	$1

Pretax operating loss	$—	$—	$(443)
Pretax loss on disposal	—	—	(70)
Income tax benefit	—	—	1,790

Income from discontinued operations	$—	$—	$1,277

Note 6.
Property, Plant and Equipment
      Property, plant and equipment at December 31, 2005 and 2004 consists of the following:

	2005	2004

	In thousands
Land	$4,850	$7,182
Improvements to land and leaseholds	7,071	7,455
Buildings	7,516	7,765
Machinery and equipment, including equipment under capitalized leases	55,435	47,824
Construction in progress	7,694	241

	82,566	70,467

Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	42,382	40,089

	$40,184	$30,378

      Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $5,115,000, $5,121,000 and $5,054,000, respectively.
Note 7.
Other Assets and Investments
      The Company holds investments in the stock of the Dakota, Minnesota & Eastern Railroad Corporation (“DM&E”), which is recorded at its historical cost at December 31, 2005 and 2004 of $8,993,000. This investment is comprised of $193,000 of DM&E Common stock, $1,500,000 of DM&E Series B Preferred Stock and Common stock warrants, $6,000,000 in DM&E Series C Preferred Stock and Common stock warrants, $800,000 in DM&E Series C1 Preferred Stock and Common stock warrants, and $500,000 in DM&E Series D Preferred Stock and Common stock warrants. The Company accrued dividend income on these issuances of $990,000 in 2005, 2004 and 2003, respectively. The Company had a receivable for accrued dividend income, recorded within Investments on the Company’s consolidated balance sheet, on these issuances of $6,694,000 and $5,704,000 in 2005, and 2004, respectively. The Company owns approximately 13.4% of the DM&E. During 2005, 2004 and 2003, the Company sold rail and piling products to the DM&E in the amount of $9,488,000, $12,188,000 and $1,341,000, respectively.
      In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends are not paid timely, dividends accrue at an accelerated rate until those dividends are paid. In addition, penalty interest accrues and compounds annually until such dividends are paid. Subsequent issuances of Series C, C-1, and D Preferred Stock have all assumed distribution priority over the previous series, with series D not redeemable until 2008. As subsequent preferred series were issued, the Company, based on its own valuation estimate, stopped recording the full amount due on all preferred series given the delay in anticipated realization of the asset and the priority of redemption of the various issuances. At December 31, 2005 and 2004, the unrecorded dividends were approximately $5,223,000 and $3,782,000, respectively. The Company will only recognize this income upon redemption of the respective issuances or payment of the dividends.
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
Note 8.
Borrowings
      On May 5, 2005, the Company entered into an amended and restated credit agreement with a syndicate of three banks led by PNC Bank, N.A. The agreement provides for a revolving credit facility of up to $60,000,000 in borrowings to support the Company’s working capital and other liquidity requirements. In September 2005, the agreement was amended to increase the maximum credit line to $75,000,000. The revolving credit facility, which matures in May 2010, is secured by substantially all of the inventory and trade receivables owned by the Company. Availability under the agreement is limited by the amount of eligible inventory and accounts receivable, applied against certain advance rates. Borrowings under the credit facility bear interest at either the base rate or the LIBOR rate plus or minus an applicable spread based on the fixed charge coverage ratio. The base rate is equal to the higher of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranges from minus 1.00% to .50%, and the LIBOR spread ranges from 1.50% to 2.50%. At December 31, 2005 and 2004, $848,000 and $112,000, respectively, in base-rate loans were outstanding. Under the amended credit agreement, the Company maintains dominion over its cash at all times, as long as excess availability stays over $5,000,000 and there is no uncured event of default.
      The agreement includes financial covenants requiring a minimum net worth, a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated capital expenditures. The agreement also restricts investments, indebtedness, and sale of certain assets. As of December 31, 2005 the Company was in compliance with all the agreement’s covenants.
      At December 31, 2005, 2004 and 2003, the weighted average interest rate on borrowings under the agreement was 5.58%, 3.95% and 2.92%, respectively. At December 31, 2005 the Company had borrowed $20,848,000 under the agreement, which was classified as long-term (See Note 9). Under the agreement, the Company had approximately $36,149,000 in unused borrowing commitment at December 31, 2005.
      The Company has interim financing arrangements with two banks to provide funding for the expansion of the Concrete Tie division. At December 31, 2005, approximately $5,881,000 of this funding is classified as short-term borrowings. The Company expects to convert the majority of this amount to long-term debt through the execution of capital leases.

Note 9.
Long-Term Debt and Related Matters
      Long-term debt at December 31, 2005 and 2004 consists of the following:

	2005	2004

	In thousands
Revolving credit agreement with weighted average interest rate of 5.58% at December 31, 2005 and 3.95% at December 31, 2004, expiring May 5, 2010	$20,848	$14,000
Lease obligations payable in installments through 2012 with a weighted average interest rate of 6.47% at December 31, 2005 and 6.54% at December 31, 2004	7,495	1,085
Massachusetts Industrial Revenue Bond with an interest rate of 2.55% at December 31, 2005 and 2.08% at December 31, 2004, payable March 1, 2013	2,045	2,045
Pennsylvania Economic Development Financing Authority Tax Exempt Pooled Bond payable in installments from 2006 through 2021 with an average interest rate of 2.56% at December 31, 2005 and 2.08% at December 31, 2004	375	400
Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund Payable in installments through 2009 with a fixed interest rate of 3.75%	272	342

	31,035	17,872
Less current maturities	1,759	477

	$29,276	$17,395

      The $20,848,000 LIBOR rate revolving credit borrowings included in long-term debt were obtained under the revolving loan agreement discussed in Note 8 and are subject to the same terms and conditions.
      The Massachusetts Industrial Revenue Bond is secured by a $2,085,000 standby letter of credit.
      The Pennsylvania Economic Development Financing Authority Tax-Exempt Pooled Bond is secured by a $384,000 standby letter of credit.
      The Company uses interest rate collars to manage interest rate exposure on variable rate debt. The Company had a LIBOR-based interest rate collar agreement, which became effective in March 2001 expiring in March 2006, with a notional value of $15,000,000, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the collar agreement exercised the option, on March 6, 2005, to convert the $15,000,000 collar to a one-year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The Company also had a LIBOR-based interest rate collar agreement, which became effective in April 2001 and would have expired in April 2006, with a notional value of $10,000,000, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counter-party to the collar agreement had the option, on April 18, 2004, to convert the $10,000,000 collar to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. In April 2004, prior to the counter-party option, the Company terminated this interest rate collar agreement by purchasing it for its fair value of $707,000. Other income for 2005, 2004 and 2003 includes $377,000, $579,000 and $540,000, respectively related to the mark-to-market accounting for these derivative instruments. The Company’s current credit agreement, as discussed in Note 8, discontinued the hedging relationship of the Company’s interest rate collars with the underlying debt instrument. Although these derivatives were not deemed to be an effective hedge of the credit facility, in accordance with the provisions of SFAS 133, the Company retained these instruments as protection against interest rate risk associated with the credit agreement and the Company will continue to record the mark-to-market adjustments on the interest rate collar, through March 2006, in its consolidated income statement.

      The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 2005 are as follows: 2006-$1,759,000; 2007-$1,586,000; 2008-$1,680,000; 2009-$1,387,000; 2010 and after-$24,623,000.
Note 10.
Stockholders’ Equity
      At December 31, 2005 and 2004, the Company had authorized shares of 20,000,000 in Common stock and 5,000,000 in Preferred stock. No Preferred stock has been issued. The Common stock has a par value of $.01 per share. No par value has been assigned to the Preferred stock.
      No cash dividends on Common stock were paid in 2005, 2004 or 2003.
Note 11.
Accumulated Other Comprehensive Loss
      The minimum pension liability adjustments of $(898,000) and $(715,000) are the components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2005 and 2004, respectively.
Note 12.
Stock Options
      The Company has two stock option plans: The 1985 Long-Term Incentive Plan (1985 Plan) and the 1998 Long-Term Incentive Plan for Officers and Directors (1998 Plan). The 1985 Plan expired on January 1, 2005. Although no further awards can be made under the 1985 Plan, prior awards are not affected by the termination of the Plan.
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
      At December 31, 2005, 2004 and 2003, Common stock options outstanding under the Plans had option prices ranging from $2.75 to $14.77, with a weighted average price of $5.01, $4.67 and $4.35 per share, respectively.
      The weighted average remaining contractual life of the stock options outstanding for the three years ended December 31, 2005 are: 2005-5.3 years; 2004-5.9 years; and 2003-6.2 years.

      Options exercised during 2005, 2004 and 2003 totaled 134,725, 297,090 and 201,160 shares, respectively. The weighted average exercise price per share of the options in 2005, 2004 and 2003 was $4.81, $4.18 and $3.66, respectively.
      Certain information for the three years ended December 31, 2005 relative to employee stock options is summarized as follows:

	2005	2004	2003

Number of shares under Incentive Plan:
Outstanding at beginning of year	1,134,675	1,360,715	1,535,500
Granted	55,000	78,800	45,000
Canceled	(12,500)	(7,750)	(18,625)
Exercised	(134,725)	(297,090)	(201,160)

Outstanding at end of year	1,042,450	1,134,675	1,360,715

Exercisable at end of year	907,975	897,625	1,026,715

Number of shares available for future grant:
Beginning of year	85,125	156,175	182,550

End of year	42,125	85,125	156,175

      Certain information for the year ended December 31, 2005 relative to employee stock options at respective exercise price ranges is summarized as follows:

	Options Outstanding			Options Exercisable

	Number of	Weighted Average	Weighted	Shares	Weighted
Range of Exercise Prices	Shares	Remaining Life	Exercise Price	Exercisable	Exercise Price

$2.75 - $ 3.94	267,750	5.1	$3.39	267,750	$3.39
$4.10 - $ 5.75	637,150	4.6	4.72	581,775	4.71
$6.00 - $ 8.97	81,750	8.1	7.95	53,250	7.92
$9.29 - $14.77	55,800	9.4	11.75	5,200	9.30

	1,042,450	5.3	$5.01	907,975	$4.54

Note 13.
Earnings Per Common Share
      The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,

	2005	2004	2003

	In thousands, except
	per share amounts
Numerator for basic and diluted earnings per common share-net income available to common stockholders:
Income from continuing operations	$5,434	$1,480	$2,163
Income from discontinued operations	—	—	1,277

Net income	$5,434	$1,480	$3,440

Denominator:
Weighted average shares	10,122	9,952	9,588

Denominator for basic earnings per common share	10,122	9,952	9,588
Effect of dilutive securities:
Contingent issuable shares	—	—	1
Employee stock options	370	316	159

Dilutive potential common shares	370	316	160
Denominator for diluted earnings per common share-adjusted weighted average shares and assumed conversions	10,492	10,268	9,748

Basic earnings per share:
Continuing operations	$0.54	$0.15	$0.23
Discontinued operations	—	—	0.13

Basic earnings per common share	$0.54	$0.15	$0.36

Diluted earnings per share:
Continuing operations	$0.52	$0.14	$0.22
Discontinued operations	—	—	0.13

Diluted earnings per common share	$0.52	$0.14	$0.35

      Weighted average shares issuable upon the exercise of stock options which were antidilutive and were not included in the calculation were 2,000, 1,000 and 324,000 in 2005, 2004 and 2003, respectively.
Note 14.
Income Taxes
      At December 31, 2005 and 2004, the tax benefit of net operating loss carryforwards available for federal and state income tax purposes was approximately $1,737,000 and $5,114,000, respectively. During 2005, the valuation allowance related to these net operating loss carryforwards was adjusted from $1,673,000 to $1,266,000. The valuation allowance was decreased to reflect the ability of the Company to utilize state net operating loss carryforwards prior to their expiration. While certain state net operating losses expire in 2006, the majority of these net operating loss carryforwards begin to expire in the year 2014 and later. In 2003, the Company realized a capital loss on the disposal of its investment in a trackwork supplier. Due to the uncertainty of the Company’s ability to generate capital gains to utilize this loss prior to expiration in 2008, the Company maintains a full valuation allowance related to this asset in the amount of $930,000. The valuation allowance in 2004 related to the capital loss was $939,000. It was adjusted to $930,000 to compensate for favorable state effective tax rate changes. In 2004, the Company recorded a valuation allowance of $114,000 to fully reserve the deferred tax asset related to state tax incentives that may not be realized prior to their expiration. In 2005, this valuation allowance was reduced to $53,000. This reduction is the result of the Company being able to utilize a portion of the state tax incentive and a favorable change in the state effective income tax rate. The change in the net deferred tax asset reflects the change in the minimum pension liability which is recorded, net of tax, in accumulated other comprehensive loss. For the year ended December 31, 2004, the Company recognized a deferred tax benefit of $441,000 related to a deduction that the Company will receive related to the exercise of non-qualified stock options during the year. The Company recorded this benefit as an increase to additional paid-in-capital. This deferred tax benefit was utilized in 2005. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows:

	2005	2004

	In thousands
Deferred tax liabilities:
Depreciation	$1,615	$2,898
Inventories	4,844	3,942

Total deferred tax liabilities	6,459	6,840

Deferred tax assets:
Accounts receivable	731	399
Charitable contribution carryforwards	127	178
Net operating loss carryforwards	1,737	5,114
Minimum pension liability	380	446
Loss on investment	930	939
Goodwill	543	431
Other-net	789	385

Total deferred tax assets	5,237	7,892
Valuation allowance for deferred tax assets	2,276	2,726

Deferred tax assets	2,961	5,166

Net deferred tax liability	$(3,498)	$(1,674)

      Significant components of the provision for income taxes are as follows:

	2005	2004	2003

	In thousands
Current:
Federal	$914	$—	$1,511
State	72	—	16

Total current	986	—	1,527

Deferred:
Federal	1,523	643	104
State	(205)	281	67

Total deferred	1,318	924	171

Total income tax expense	$2,304	$924	$1,698

      The reconciliation of income tax computed at statutory rates to income tax expense (benefit) is as follows:

	2005	2004	2003

Statutory rate	34.0%	34.0%	34.0%
State income tax	3.7	(1.0)	2.1
Nondeductible expenses	(1.8)	(8.0)	(5.2)
Valuation allowance	(6.2)	12.7	14.8
Other	0.1	0.7	(1.7)

	29.8%	38.4%	44.0%

Note 15.
Rental and Lease Information
      The Company has capital and operating leases for certain plant facilities, office facilities, and equipment. Rental expense for the years ended December 31, 2005, 2004, and 2003 amounted to $3,502,000, $3,806,000 and $3,783,000, respectively. Generally, land and building leases include escalation clauses.
      On December 28, 2005, the Company entered into a $1,281,000 sale-leaseback transaction whereby the Company sold and leased back certain assets of the Grand Island, NE facility. The resulting lease is being accounted for as an operating lease. There was a gain of $23,000 recorded on the sale. The lease base term is six years, with an early buy-out option after five years and a purchase option at the end of the base term. The interest rate for this transaction is 5.88%.
      The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2005:

	Capital	Operating
	Leases	Leases

	In thousands
Year ending December 31,
2006	$2,104	$2,137
2007	1,822	820
2008	1,813	432
2009	1,457	354
2010 and thereafter	1,509	895

Total minimum lease payments	8,705	$4,638

Less amount representing interest	1,210

Total present value of minimum payments	7,495
Less current portion of such obligations	1,668

Long-term obligations with interest rates ranging from 5.19% to 8.55%	$5,827

      Assets recorded under capital leases are as follows:

	2005	2004

	In thousands
Machinery and equipment at cost	$1,231	$1,236
Buildings	399	399
Land	219	219

	1,849	1,854
Less accumulated amortization	606	377

Net capital lease assets	$1,243	$1,477

Note 16.
Retirement Plans
      Currently there are five qualified retirement plans covering all hourly and salaried employees, specifically two defined benefit plans and three defined contribution plans. Employees are eligible to participate under these specific plans based on their employment classification of salary or hourly status. The Company’s funding to the defined benefit and defined contribution plans is governed by the Employee Retirement Income Security Act of 1974, applicable plan policy and investment guidelines. The Company policy is to contribute no less than the minimum funding required by ERISA.

Defined Benefit Plans
      The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plans, with the accrued pension cost in other long-term liabilities in the Company’s balance sheets:

	2005	2004

	In thousands
Changes in benefit obligation:
Benefit obligation at beginning of year	$3,573	$3,309
Service cost	58	56
Interest cost	210	203
Actuarial losses	139	126
Benefits paid	(136)	(121)

Benefit obligation at end of year	$3,844	$3,573

Change to plan assets:
Fair value of assets at beginning of year	$2,602	$2,157
Actual gain on plan assets	173	206
Employer contribution	291	360
Benefits paid	(136)	(121)

Fair value of assets at end of year	$2,930	$2,602

Funded status	$(914)	$(971)
Unrecognized actuarial loss	1,294	1,186
Unrecognized net transition asset	(16)	(26)
Unrecognized prior service cost	27	36

Accrued benefit cost	$391	$225

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(914)	$(971)
Intangible asset	27	36
Accumulated other comprehensive loss	1,278	1,160

Net amount recognized	$391	$225

      Net periodic pension costs for the three years ended December 31, 2005 are as follows:

	2005	2004	2003

	In thousands
Components of net periodic benefit cost:
Service cost	$58	$56	$59
Interest cost	210	203	196
Actual gain on plan assets	(173)	(206)	(288)
Amortization of prior service cost	9	9	8
Recognized net actuarial gain	21	81	206

Net periodic benefit cost	$125	$143	$181

      Assumptions used to measure the projected benefit obligation and develop net periodic pension costs for the three years ended December 31, 2005 were:

	2005	2004	2003

Assumed discount rate	5.75%	6.00%	6.25%
Expected rate of return on plan assets	7.75%	7.75%	7.75%
      The expected long-term rate of return is based on numerous factors including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions.
      Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	2005	2004	2003

	In thousands
Projected benefit obligation	$3,844	$3,573	$3,309
Accumulated benefit obligation	3,844	3,573	3,309
Fair value of plan assets	2,930	2,602	2,157
      The hourly plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and equivalents, bonds, preferred stocks and common stocks. The investment target ranges and actual allocation of pension plan assets by major category at December 31, 2005, and 2004, are as follows:

	Target	2005	2004

Asset Category:
Cash and cash equivalents	0-10%	8%	11%
Fixed income funds	30-50%	32	26
Equities	50-70%	60	63

Total		100%	100%

      The Company expects to contribute $121,000 to its defined benefit plans in 2006.
      The following benefit payments are expected to be paid:

Pension
Benefits

In thousands
2006	$140
2007	141
2008	145
2009	150
2010	154
Years 2011-2015	946
Defined Contribution Plans
      The Company’s defined contribution plan for salaried employees contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute up to 41% of their annual compensation and receive a matching employer contribution up to 3% of their annual compensation.
      The plan also requires an additional matching employer contribution, based on the ratio of the Company’s pretax income to equity, up to 3% of the employee’s annual compensation. Additionally, the Company contributes 1% of all salaried employees’ annual compensation to the plan without regard for employee contribution. The Company may also make discretionary contributions to the plan. The expense associated with this plan was $1,042,000 in 2005, $684,000 in 2004, and $691,000 in 2003.
      The Company also has two defined contribution plans for hourly employees with contributions made by both the participants and the Company based on various formulas. The expense associated with these plans was $60,000 in 2005, $62,000 in 2004, and $61,000 in 2003.
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
      The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition or liquidity of the Company. The resolution, in any reporting period, of one or more of these matters, could have, however; a material effect on the Company’s results of operations for that period.
      In 2000, the Company’s subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Due to a variety of factors, including deficiencies in the owner’s project specifications, certain panels have deteriorated and the owner either has replaced or is in the process of replacing these panels. The general contractor and the owner are currently engaged in dispute resolution procedures, which we believe will be resolved in 2006. The general contractor has notified the Company that, depending on the outcome of these proceedings, it may file a suit against the Company’s subsidiary. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit.
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
      The Trustees of the Colorado Contractors Trust (the “Trust”) filed suit on November 3, 2005 in the District Court, County of Denver, CO against the Company, its bonding company, the general contractor, and the general contractor’s bonding companies. The Trust is a multiple employer employee benefit plan. The Trust alleges that a supplier, which the Company used in connection with a project in the Denver, CO area, failed to pay the Trust required contributions for employee health coverage. The Trust alleges that the Company is liable as an “alter ego” of its supplier. In addition, the Company may have indemnification obligations with respect to similar claims against the general contractor and its bonding companies. Although the amount of the Trust’s claim is unclear, the Trust apparently seeks more than $300,000, plus interest and attorneys’ fees. The Company intends to vigorously defend itself against the Trust’s claims.
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

      The Company’s CXT Rail operation and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. The CXT Rail operation was awarded a long-term contract, from this Class I railroad, for the supply of prestressed concrete railroad ties. CXT expanded and modernized its Grand Island, NE plant in 2005, and will complete construction of a new facility in Tucson, AZ during 2006 to accommodate the contract’s requirements. The Class I railroad has agreed to purchase minimum annual quantities from the Grand Island, NE facility through December 2010, and the Tucson, AZ facility through December 2012. Delays or problems encountered at these facilities during construction or implementation could have a material, negative impact on the Company’s operating results.
      Steel is a key component in the products that we sell. A sudden fall in steel prices could have a negative impact on our results, especially in our Piling division which has been increasing inventory levels.
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
      A substantial portion of the Company’s operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Certain of our businesses, especially our Fabricated Products group, have been hampered with low volumes and margins due to the lack of successor legislation to TEA-21, which was a highway and transportation funding bill that expired in September 2003. On August 10, 2005, new legislation was enacted (SAFETEA-LU) authorizing $286 billion for United States transportation improvement spending. We do not expect this new legislation to have a positive impact on the financial results of these businesses in 2006.
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
      The Company’s Rail segment provides a full line of new and used rail, trackwork and accessories to railroads, mines and industry. The Rail segment also designs and produces concrete railroad ties, insulated rail joints, power rail, track fasteners, coverboards and special accessories for mass transit and other rail systems.
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

      The following table illustrates net sales, profits, assets, depreciation/amortization and expenditures for long-lived assets of the Company by segment. Segment profit is the earnings before income taxes and includes internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a First-In, First-Out (FIFO) basis at the segment level compared to a Last-In, First-Out (LIFO) basis at the consolidated level.

	2005

					Expenditures
		Segment	Segment	Depreciation/	for Long-Lived
	Net Sales	Profit	Assets	Amortization	Assets

	In thousands
Rail Products	$157,765	$4,495	$66,400	$2,538	$14,181
Construction Products	174,895	2,941	80,602	1,979	1,296
Tubular Products	20,824	2,413	9,824	409	671

Total	$353,484	$9,849	$156,826	$4,926	$16,148

	2004

					Expenditures
		Segment	Segment	Depreciation/	for Long-Lived
	Net Sales	Profit	Assets	Amortization	Assets

	In thousands
Rail Products	$144,504	$3,413	$47,992	$2,671	$409
Construction Products	136,479	986	55,227	1,831	1,859
Tubular Products	16,883	1,705	6,614	365	60

Total	$297,866	$6,104	$109,833	$4,867	$2,328

	2003

					Expenditures
		Segment	Segment	Depreciation/	for Long-Lived
	Net Sales	Profit	Assets	Amortization	Assets

	In thousands
Rail Products	$126,781	$1,844	$43,341	$2,489	$550
Construction Products	121,571	1,466	49,093	1,850	1,683
Tubular Products	15,914	1,999	7,199	309	460

Total	$264,266	$5,309	$99,633	$4,648	$2,693

      During 2005 and 2003, no single customer accounted for more than 10% of the Company’s consolidated net sales. In 2004, one customer accounted for 10.4% of consolidated net sales. Sales to this customer were recorded in the Rail and Construction segments. Sales between segments are immaterial.

      Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets to the Company’s consolidated totals are illustrated as follows:

	2005	2004	2003

	In thousands
Net Sales from Continuing Operations:
Total for reportable segments	$353,484	$297,866	$264,266
Other net sales	—	—	—

Total	$353,484	$297,866	$264,266

Income from Continuing Operations:
Total for reportable segments	$9,849	$6,104	$5,309
Adjustment of inventory to LIFO	(1,525)	(3,468)	15
Unallocated other income	1,286	1,471	1,315
Other unallocated amounts	(1,872)	(1,703)	(2,778)

Income from continuing operations before income taxes	$7,738	$2,404	$3,861

Assets:
Total for reportable segments	$156,826	$109,833	$99,633
Unallocated corporate assets	20,316	21,870	25,156
LIFO and corporate inventory reserves	(6,427)	(5,302)	(1,834)
Unallocated property, plant and equipment	7,571	7,694	8,204

Total assets	$178,286	$134,095	$131,159

Depreciation/ Amortization:
Total reportable for segments	$4,926	$4,867	$4,648
Other	344	409	560

Total	$5,270	$5,276	$5,208

Expenditures for Long-Lived Assets:
Total for reportable segments	$16,148	$2,328	$2,693
Expenditures financed under capital leases	(1,200)	(15)	(521)
Other expenditures	361	304	421

Total	$15,309	$2,617	$2,593

      Approximately 93% of the Company’s total net sales during 2005 were to customers in the United States, and a majority of the remaining sales were to other North American countries.
      At December 31, 2005, all of the Company’s long-lived assets were located in the United States.

Note 20.
Quarterly Financial Information (Unaudited)
      Quarterly financial information for the years ended December 31, 2005 and 2004 is presented below:

	2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	In thousands except per share amounts
Net sales	$75,314	$97,808	$97,533	$82,829	$353,484
Gross profit	$8,000	$10,760	$11,622	$9,611	$39,993
Net income	$628	$1,598	$2,348	$860	$5,434
Basic earnings per common share	$0.06	$0.16	$0.23	$0.08	$0.54
Diluted earnings per common share	$0.06	$0.15	$0.22	$0.08	$0.52

	2004

	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter	Quarter	Total

	In thousands except per share amounts
Net sales	$65,452	$76,827	$85,858	$69,729	$297,866
Gross profit	$5,982	$9,333	$9,324	$5,972	$30,611
Net (loss) income	$(113)	$1,295	$1,342	$(1,044)	$1,480
Basic (loss) earnings per common share	$(0.01)	$0.13	$0.13	$(0.10)	$0.15
Diluted (loss) earnings per common share	$(0.01)	$0.13	$0.13	$(0.10)	$0.14

(1)	Includes a $493,000 gain from the sale of the Company’s former Newport, KY pipe coating machinery and equipment which had been classified as “held for resale”.
Note 21.
Subsequent Event
      In February 2006, the Company sold substantially all of the assets of its Geotechnical Division (the “Business”) for $4,000,000 plus the net asset value of the fixed assets, inventory, work in progress and prepaid items of the Business.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
      L. B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

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
      The information set forth under “Executive Compensation” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information set forth under “Stock Ownership” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information set forth under “Independent Auditors” in the 2006 Proxy Statement is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      The following documents are filed as a part of this Report:
      1. Financial Statements

The following Reports of Independent Registered Public Accounting Firm, consolidated financial statements, and accompanying notes are included in Item 8 of this Report:

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

      Financial Statement Schedule

Schedules for the Three Years Ended December 31, 2005, 2004 and 2003:

II — Valuation and Qualifying Accounts.

The remaining schedules are omitted because of the absence of conditions upon which they are required.
L. B. FOSTER COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

		Additions

	Balance at	Charged to				Balance
	Beginning	Costs and				at End
	of Year	Expenses	Other	Deductions		of Year

	(In thousands)
2005
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,019	$26	$—	$79	(1)	$966

Inventory valuation reserve	$1,416	$921	$—	$674	(2)	$1,663

Not deducted from assets:
Provision for special termination benefits	$98	$14	$—	$69	(3)	$43

Provision for environmental compliance & remediation	$365	$326	$—	$62	(4)	$629

2004
Deducted from assets to which they apply:
Allowance for doubtful accounts	$827	$294	$—	$102	(1)	$1,019

Inventory valuation reserve	$1,387	$998	$—	$969	(2)	$1,416

Not deducted from assets:
Provision for special termination benefits	$163	$10	$—	$75	(3)	$98

Provision for environmental compliance & remediation	$325	$63	$—	$23	(4)	$365

2003
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,062	$233	$—	$468	(1)	$827

Inventory valuation reserve	$1,228	$505	$—	$346	(2)	$1,387

Not deducted from assets:
Provision for special termination benefits	$229	$14	$—	$80	(3)	$163

Provision for environmental compliance & remediation	$325	$52	$—	$52	(4)	$325

(1)	Notes and accounts receivable written off as uncollectible.

(2)	Reductions of inventory valuation reserve result from physical inventory shrinkage and write-down of slow-moving inventory to the lower of cost or market.

(3)	Reduction of special termination provisions result from payments to severed employees and to revisions to severance obligations.

(4)	Payments made on amounts accrued and reversals of accruals.

      3. Exhibits
      The Exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:

3.1		Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2		Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002.

4.0		Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

10.0		Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.

10	.0.1	First Amendment to Revolving Credit and Security Agreement dated September 13, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.1 to Form 8-K on September 14, 2005.

10.12		Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

10	.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.

10	.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10	.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

10	.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

10.13		Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

10	.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2002.

10.14		Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.

10.15		Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, and filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10	.15.1	Industry Tract Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.17		Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, and filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2002.

10.19		Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL, dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

10	.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.2 to Form 10-K for the year ended December 31, 2000.

10.20		Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

^10	.21	Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.

^10	.21.1	Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.

10.22		Manufacturing Agreement between CXT Incorporated and Grimbergen Engineering & Projects, B.V. dated January 24, 2005, and filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2004.

*10	.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006.

10	.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005.**

10.34		Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005.**

*10	.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006.**

*10	.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006.**

*10	.46	Leased Vehicle Plan as amended and restated on January 1, 2006.**

10.51		Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2005, filed as Exhibit 10.51 to Form 8-K on December 8, 2005.**

10.52		Outside Directors’ Stock Award Plan, filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2002.**

10.53		Directors’ resolutions dated July 26, 2005, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 8-K on July 27, 2005.**

10.55		Management Incentive Compensation Plan for 2006, filed as Exhibit 10.55 to Form 8-K on March 8, 2006.**

10.56		2005 Three Year Incentive Plan, filed as Exhibit 10.56 to Form 8-K on May 31, 2005.**

19		Exhibits marked with an asterisk are filed herewith.

*23		Consent of Independent Auditors.

*31	.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L. B. FOSTER COMPANY
March 14, 2006

By:	/s/ Stan L. Hasselbusch

(Stan L. Hasselbusch,
President and Chief Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ Lee B. Foster II (Lee B. Foster II)	Chairman of the Board and Director	March 14, 2006

By: /s/ Stan L. Hasselbusch (Stan L. Hasselbusch)	President, Chief Executive Officer and Director	March 14, 2006

By: /s/ Henry J. Massman IV (Henry J. Massman IV)	Director	March 9, 2006

By: /s/ Diane B. Owen (Diane B. Owen)	Director	March 10, 2006

By: /s/ Linda K. Patterson (Linda K. Patterson)	Controller	March 14, 2006

By: /s/ John W. Puth (John W. Puth)	Director	March 9, 2006

By: /s/ William H. Rackoff (William H. Rackoff)	Director	March 14, 2006

By: /s/ David J. Russo (David J. Russo)	Senior Vice President, Chief Financial Officer and Treasurer	March 14, 2006