Form 10-Q
period 2006-03-31
FOSTER L B CO
filed 2006-05-09
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the registrant’s classes of common stock as of the latest practicable date.

Class Common Stock, Par Value $.01	Outstanding at April 24, 2006 10,204,995 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,404	$1,596
Accounts and notes receivable:
Trade	52,712	44,087
Other	151	1,354

	52,863	45,441
Inventories	71,290	67,044
Current deferred tax assets	1,779	1,779
Other current assets	1,821	703
Current assets of discontinued operations	1,258	3,867

Total Current Assets	130,415	120,430

Property, Plant & Equipment — At Cost	83,851	78,760
Less Accumulated Depreciation	(41,219)	(39,999)

	42,632	38,761

Other Assets:
Goodwill	350	350
Other intangibles — net	124	144
Investments	15,934	15,687
Deferred tax assets	1,161	1,183
Other assets	281	177
Assets of Discontinued Operations	—	1,554

Total Other Assets	17,850	19,095

TOTAL ASSETS	$190,897	$178,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,780	$1,759
Short-term borrowings	7,013	5,881
Accounts payable — trade	46,256	41,087
Accrued payroll and employee benefits	4,007	5,875
Current deferred tax liabilities	4,845	4,845
Other accrued liabilities	4,102	3,128
Liabilities of discontinued operations	675	1,760

Total Current Liabilities	68,678	64,335

Long-Term Borrowings	24,509	20,848

Other Long-Term Debt	8,663	8,428

Deferred Tax Liabilities	1,615	1,615

Other Long-Term Liabilites	3,283	3,071

STOCKHOLDERS’ EQUITY:
Common stock	102	102
Paid-in capital	35,755	35,598
Retained earnings	49,197	45,313
Treasury stock	(82)	(126)
Accumulated other comprehensive loss	(823)	(898)

Total Stockholders’ Equity	84,149	79,989

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$190,897	$178,286

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months
	Ended
	March 31,
	2006	2005
	(Unaudited)
Net Sales	$84,155	$67,633
Cost of Goods Sold	74,351	60,296

Gross Profit	9,804	7,337

Selling and Administrative Expenses	7,731	6,530
Interest Expense — net of capitalized interest of $91 in 2006 and $- in 2005	665	424
Other Income	(431)	(500)

	7,965	6,454

Income From Continuing Operations Before Income Taxes	1,839	883

Income Tax Expense	633	268

Income From Continuing Operations	1,206	615

Discontinued Operations:
Income From Discontinued Operations	2,819	24
Income Tax Expense	141	11

Income From Discontinued Operations	2,678	13

Net Income	$3,884	$628

Basic Earnings Per Share
From continuing operations	$0.12	$0.06
From discontinued operations	0.26	0.00

Basic Earnings Per Share	$0.38	$0.06

Diluted Earnings Per Share
From continuing operations	$0.11	$0.06
From discontinued operations	0.25	0.00

Diluted Earnings Per Share	$0.36	$0.06

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months
	Ended March 31,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from continuing operations	$1,206	$615
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	22	(1)
Depreciation and amortization	1,386	1,132
Loss on sale of property, plant and equipment	—	11
Stock-based compensation	63	—
Unrealized gain on derivative mark-to-market	(29)	(253)
Change in operating assets and liabilities:
Accounts receivable	(7,422)	(6,238)
Inventories	(4,246)	(10,090)
Other current assets	(1,118)	(546)
Other noncurrent assets	(282)	(265)
Accounts payable — trade	5,169	17,261
Accrued payroll and employee benefits	(1,868)	(603)
Other current liabilities	1,003	439
Other liabilities	212	23

Net Cash (Used) Provided by Operating Activities	(5,904)	1,485

Net Cash Provided (Used) by Discontinued Operations	426	(829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	—	1
Capital expenditures on property, plant and equipment	(5,160)	(1,206)

Net Cash Used by Continuing Investing Activities	(5,160)	(1,205)

Net Cash Provided by Discontinued Investing Activities	5,330	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit agreement	3,661	4,888
Proceeds from other short-term borrowings	1,061	—
Proceeds from exercise of stock options and stock awards	69	187
Tax benefit related to stock options exercised	69	—
Proceeds (Repayments) of long-term debt	256	(98)

Net Cash Provided by Financing Activities	5,116	4,977

Net (Decrease) Increase in Cash and Cash Equivalents	(192)	4,428
Cash and Cash Equivalents at Beginning of Period	1,596	280

Cash and Cash Equivalents at End of Period	$1,404	$4,708

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$666	$327

Income Taxes Paid	$181	$—

The Company financed $0.1 million and $1.2 million in capital lease expenditures through the execution of capital leases during the first three months of 2006 and 2005, respectively.
See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Amounts included in the balance sheet as of December 31, 2005 were derived from our audited balance sheet.
Certain Condensed Consolidated Financial Statements and related footnote disclosures have been reclassified to reflect the operating results and cash flows of the Company’s Geotechnical division, formerly part of the Construction segment, as a discontinued operation. Additionally, certain previously reported amounts have been reclassified to conform to the current year presentation.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
2. NEW ACCOUNTING PRINCIPLES
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and related interpretations (SFAS No. 123R) using the modified prospective method and accordingly have not restated prior period results. SFAS No. 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period on a straight-line basis, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.
As a result of adopting SFAS No. 123R, the Company recorded as selling and administrative $63,000 of expense related to stock-based compensation in the first three months of 2006. The related deferred tax benefit was $22,000.
At March 26, 2006, there was $380,000 of compensation expense related to nonvested awards which is expected to be recognized over a weighted-average period of 1.8 years. The impact of the adoption of SFAS No. 123R on both basic and diluted earnings per share for the three months ended March 31, 2006 was less than $0.01 per share.
Prior to the adoption of SFAS No. 123R, the Company accounted for stock options to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. As a result, no expense was reflected in net income for the period ended March 31, 2005 for stock options.

The table below reflects pro forma net income and earnings per share for the period shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123.

Three Months Ended
March 31,
In thousands, except earnings per share	2005

Net income from continuing operations, as reported	$628
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	44

Pro forma income from continuing operations	$584

Earnings per share from continuing operations:
Basic and diluted, as reported	$0.06
Basic and diluted, pro forma	$0.06

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental guidance for SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.
3. ACCOUNTS RECEIVABLE
Credit is extended on an evaluation of the customer’s financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 2006 and December 31, 2005 have been reduced by an allowance for doubtful accounts of ($1,011,000) and ($966,000), respectively. Bad debt expense was $44,000 and $56,000 for the three-month periods ended March 31, 2006 and 2005, respectively.
4. INVENTORIES
Inventories of the Company at March 31, 2006 and December 31, 2005 are summarized as follows in thousands:

	March 31,	December 31,
	2006	2005

Finished goods	$56,379	$55,941
Work-in-process	9,152	5,804
Raw materials	13,982	13,178

Total inventories at current costs	79,513	74,923
Less:
LIFO reserve	(6,377)	(6,227)
Inventory valuation reserve	(1,846)	(1,652)

	$71,290	$67,044

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
Defined Benefit Plans
Net periodic pension costs for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Service cost	$14	$14
Interest cost	54	53
Expected return on plan assets	(56)	(52)
Amortization of prior service cost	2	2
Amortization of net loss	15	14

Net periodic benefit cost	$29	$31

The Company expects to contribute $121,000 to its defined benefit plans in 2006 and has contributed $22,000 in the first quarter.
Defined Contribution Plans
The Company’s defined contribution plan for salaried employees contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute up to 41% of their annual compensation and receive a matching employer contribution up to 3% of their annual compensation. The plan also requires an additional matching employer contribution, based on the ratio of the Company’s pretax income to equity, up to 3% of the employee’s annual compensation. Additionally, the Company contributes 1% of all salaried employees’ annual compensation to the plan without regard for employee contribution. The Company may also make discretionary contributions to the plan. The expense associated with this plan for the three months ended March 31 was $336,000 in 2006 and $225,000 in 2005.
The Company also has two defined contribution plans for hourly employees with contributions made by both the participants and the Company based on various formulas. The expense associated with these plans for the three months ended March 31 was $14,000 in 2006 and $13,000 in 2005.
6. DISCONTINUED OPERATIONS
In February 2006, the Company sold substantially all of the assets of its Geotechnical division (Business), a component of the Construction segment, for $4,000,000 plus the net asset value of the fixed assets, inventory, work in progress and prepaid items of the Business. The operations of the Business qualify as a “component of an entity” under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and thus, the operations and prior periods have been reclassified as discontinued operations. Income from discontinued operations in the first quarter of 2006 was $2,819,000 and includes a $3,005,000 gain on the sale, reduced by a $186,000 loss from operations. Income taxes were 5% due to the release of a valuation allowance recorded in 2003 related to a capital loss carryforward. Future expenses related to this business as it winds down are expected to be immaterial.

Net sales and income from discontinued operations were as follows:

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Net sales	$3,075	$7,681

Income from discontinued operations	2,819	24
Income tax expense	141	11

Income from discontinued operations	$2,678	$13

7. BORROWINGS
In May 2005, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with a consortium of commercial banks which provided for a $60,000,000 five year revolving credit facility expiring in May 2010. In September 2005, the Company’s maximum credit line was increased to $75,000,000 under the First Amendment to the Revolving Credit and Security Agreement. Borrowings under the agreement are secured by substantially all the inventory and trade receivables owned by the Company, and are limited to 85% of eligible receivables and 60% of eligible inventory.
Borrowings under the amended credit agreement will bear interest at interest rates based upon either the base rate or LIBOR rate plus or minus applicable margins. The base rate is equal to the greater of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranges from a negative 1.00% to a positive 0.50%, and the LIBOR spread ranges from 1.50% to 2.50%. The interest rates on the Company’s initial borrowings were LIBOR plus 1.50% and the base rate minus 1.00%. Under the amended credit agreement, the Company maintains dominion over its cash at all times, as long as excess availability stays over $5,000,000 and there is no uncured event of default.
The agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated capital expenditures; however, expenditures up to $20,000,000 for plant construction and refurbishment related to the Company’s recent concrete tie supply agreement are excluded from these covenants. The agreement also includes a minimum net worth covenant and restricts investments, indebtedness, and the sale of certain assets. As of March 31, 2006, the Company was in compliance with all of the agreement’s covenants. At March 31, 2006 the Company had borrowed $24,509,000 under the agreement, which was classified as long-term, and had approximately $40,128,000 in unused borrowing commitment.
The Company has interim financing arrangements with two banks to provide funding for the expansion of the Concrete Tie division and a third bank to provide funding for the expansion of the Allegheny Rail Products division. At March 31, 2006, approximately $7,013,000 of this funding is classified as short-term borrowings. The Company expects to convert the majority of this amount to long-term debt through the execution of capital leases.

8. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(in thousands, except earnings per share)	2006	2005

Numerator:
Numerator for basic and diluted earnings per common share - net income available to common stockholders:
Income from continuing operations	$1,206	$615
Income from discontinued operations	2,678	13

Net income	$3,884	$628

Denominator:
Weighted average shares	10,195	10,066
Denominator for basic earnings per common share	10,195	10,066

Effect of dilutive securities:
Employee stock options	459	329

Dilutive potential common shares	459	329

Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversions	10,654	10,395

Basic earnings per common share:
Continuing operations	$0.12	$0.06
Discontinued operations	0.26	0.00

Basic earnings per common share:	$0.38	$0.06

Diluted earnings per common share:
Continuing operations	$0.11	$0.06
Discontinued operations	0.25	0.00

Diluted earnings per common share:	$0.36	$0.06

9. STOCK-BASED COMPENSATION
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

The fair value of the Company’s option grants was estimated at the dates of grant using a Black-Scholes option-pricing model with the assumptions indicated in the table below for the three month period ended March 31, 2005. There were no stock options granted in the first quarter of 2006. The risk-free rate for the periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the historical dividend yield of the Company’s stock. Expected volatilities are based on historical volatility of the Company stock. The expected term of the options granted represents the period of time that options granted are expected to be outstanding based on historical option exercise experience.

Three Months Ended
March 31,
2005
Risk-free interest rate	3.96%
Dividend yield	0.00%
Volatility factor	0.28
Expected term	10 years
The Company granted 10,000 stock options during the three months ended March 31, 2005. The weighted average grant date fair value of these grants was $4.39. The total intrinsic value of options exercised during the three month periods ended March 31, 2006 and 2005 were $203,000 and $145,000, respectively.
A summary of the option activity as of March 31, 2006 and changes during the three months then ended, is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2006	1,042,450	$5.01	5.3
Granted	—	$—
Canceled	(2,250)	$5.50
Exercised	(15,250)	$4.54

Outstanding at March 31, 2006	1,024,950	$5.01	5.0	$14,779,779

Exercisable at March 31, 2006	895,225	$4.55	4.6	$13,320,948

Shares issued as a result of stock option exercise will be treasury stock, or if treasury stock is not available, authorized but previously unissued common stock.
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
In 2000, the Company’s subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Due to a variety of factors, including deficiencies in the owner’s project specifications, certain panels have deteriorated and the owner either has replaced or is in the process of replacing these panels. The general contractor and the owner are currently engaged in dispute resolution procedures, which we believe will be resolved in 2006. The general contractor has notified the Company that, depending on the outcome of these proceedings, it may file a suit against the Company’s subsidiary. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and that its subsidiary will vigorously defend against such a suit.
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
The Trustees of the Colorado Contractors Trust (Trust) filed suit on November 3, 2005 in the District Court, County of Denver, CO against the Company, its bonding company, the general contractor and the general contractor’s bonding companies. The Trust is a multiple employer employee benefit plan. The Trust alleges that a supplier, which the Company used in connection with a project in the Denver, CO area, failed to pay the Trust required contributions for employee health coverage. The Trust alleges that the Company is liable as an “alter ego” of its supplier. In addition, the Company may have indemnification obligations with respect to similar claims against the general contractor and its bonding companies. Although the amount of the Trust’s claim is unclear, the Trust apparently seeks more than $300,000, plus interest and attorneys’ fees. The Company intends to vigorously defend itself against the Trust’s claims.
At March 31, 2006 the Company had outstanding letters of credit of approximately $6,502,000.
11. BUSINESS SEGMENTS
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits of the Company by segment:

	Three Months Ended,
	March 31, 2006		March 31, 2005
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit/(Loss)

Rail products	$46,088	$2,053	$38,258	$1,947
Construction products	34,096	311	25,450	(1,053)
Tubular products	3,971	27	3,925	179

Total	$84,155	$2,391	$67,633	$1,073

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2005.
The following table provides a reconciliation of reportable net profit to the Company’s consolidated total:

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Income for reportable segments	$2,391	$1,073
Cost of capital for reportable segments	3,398	2,451
Interest expense	(665)	(424)
Other income	431	500
Corporate expense and other unallocated charges	(3,716)	(2,717)

Income from continuing operations before income taxes	$1,839	$883

12. COMPREHENSIVE INCOME
Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Net income	$3,884	$628
Unrealized derivative gains on cash flow hedges	76	—

Comprehensive income	$3,960	$628

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company’s primary source of variable-rate debt comes from its revolving credit agreement. In conjunction with the Company’s debt refinancing in the third quarter of 2002, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and applied mark-to-market accounting prospectively.
During 2005, the Company had one LIBOR-based interest rate collar agreement remaining. This agreement became effective in March 2001 and expired in March 2006, had a notional value of $15.0 million, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the agreement had the option, which was exercised on March 6, 2005, to convert the collar to a one year, fixed-rate instrument with interest payable at an annual rate of 5.49%.
With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of SFAS 133. However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these instruments in its consolidated statements of operations. During the first quarter of 2006 and 2005, the Company recognized income of $29,000 and $149,000, respectively, to adjust these instruments to fair value.
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

The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company will, however, manage its exposure to changes in foreign currency exchange rates on certain firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. During 2004, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail through March 2006. During the fourth quarter of 2004, circumstances indicated that the timing of the anticipated receipt of Canadian funds were not expected to coincide with the sale commitments and the Company recorded a $0.2 million loss to record these commitments at market. The remaining Canadian dollar sell commitment was executed on September 30, 2005 at a loss of $130,000. During the first quarter of 2005, the Company recognized income of $104,000 to adjust these commitments to fair value.
During the first quarter of 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail products commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was an asset of $119,000 as of March 31, 2006 and is recorded in “Other assets.”
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
General
L. B. Foster Company is a manufacturer, fabricator and distributor of products utilized in the transportation infrastructure, construction and utility markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.
Recent Developments
In February 2006, we sold assets related to our former Foster Geotechnical division to The Reinforced Earth Company for $4.0 million plus the net asset value of the fixed assets, inventory, work in progress and prepaid items. The Company realized a gain of approximately $3.0 million from this transaction.
Critical Accounting Policies
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company’s policies or estimates since December 31, 2005. For more information regarding the Company’s critical accounting policies, please see the Management’s Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2005.
New Accounting Pronouncements
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and related interpretations (SFAS No. 123R) using the modified prospective method and accordingly have not restated prior period results. SFAS No. 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period on a straight-line basis, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.
As a result of adopting SFAS No. 123R, the Company recorded as selling and administrative $63,000 of expense related to stock-based compensation in the first three months of 2006. The related deferred tax benefit was $22,000.
At March 26, 2006, there was $380,000 of compensation expense related to nonvested awards not yet recognized which is expected to be recognized over a weighted-average period of 1.8 years. The impact of the adoption of SFAS No. 123R on both basic and diluted earnings per share for the three months ended March 31, 2006 was less than $0.01 per share.
Prior to the adoption of SFAS No. 123R, the Company accounted for stock options to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. As a result, no expense was reflected in net income for the period ended March 31, 2005 for stock options.
Shares issued as a result of stock option exercise will be treasury stock, or if treasury stock is not available, authorized but previously unissued common stock.
In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental guidance for SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

Results of Operations

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Net Sales:
Rail Products	$46,088	$38,258
Construction Products	34,096	25,450
Tubular Products	3,971	3,925

Total Net Sales	$84,155	$67,633

Gross Profit:
Rail Products	$5,395	$4,893
Construction Products	4,324	2,175
Tubular Products	591	631
Other	(506)	(362)

Total Gross Profit	9,804	7,337

Expenses:
Selling and administrative expenses	7,731	6,530
Interest expense	665	424
Other income	(431)	(500)

Total Expenses	7,965	6,454

Income from continuing operations before income taxes	1,839	883
Income Tax Expense	633	268

Income from Continuing Operations	1,206	615

Discontinued Operations:
Income From Discontinued Operations	2,819	24
Income Tax Expense	141	11

Income From Discontinued Operations	2,678	13

Net Income	$3,884	$628

Gross Profit %:
Rail Products	11.7%	12.8%
Construction Products	12.7%	8.5%
Tubular Products	14.9%	16.1%
Total Gross Profit	11.6%	10.8%
First Quarter 2006 Results of Operations
Net income from continuing operations for the first quarter of 2006 was $1.2 million ($0.11 per diluted share) on net sales of $84.2 million. This compares favorably to the first quarter of 2005 which was $0.6 million ($0.06 per diluted share) on net sales of $67.6 million.
Including income from discontinued operations (the Company’s former Geotechnical Division) of $2.7 million ($0.25 per diluted share), net income for the first quarter of 2006 was $3.9 million ($0.36 per diluted share). During the same period in 2005, the Company had net income of $0.6 million ($0.06 per diluted share) which included income from discontinued operations of $13,000 ($0.00 per diluted share).

Net sales for the Company increased $16.5 million, or 24.4%, compared to the prior year first quarter. Rail segment’s sales increased 20.5% primarily due to an increase in concrete ties sales. Construction products’ net sales increased 34.0% due mainly to increases in sheet and pipe piling sales. Tubular products’ sales increased 1.2% in comparison to the first quarter of 2005.
The Company’s gross profit margin increased 0.8 percentage points to 11.6% compared to last year’s first quarter. Rail products’ profit margin declined 1.1 percentage points to 11.7%. This decline was the result of higher steel costs on change-outs for relay rail jobs, higher average rail costs on project work, and product mix. Construction products’ gross profit margin increased 4.1 percentage points to 12.7% as a result of improved performance by our Fabricated Products and Concrete Buildings divisions. Tubular products’ gross profit margin declined by 1.2 percentage points due to increased competition in the threaded products market causing downward pressure on margins and lower volumes.
Selling and administrative expenses increased 18.4% from the same prior year period due to increases in employee related costs and benefit expenses. Interest expense increased 56.8% from the prior year period due principally to increased borrowings and increased interest rates. The increase in borrowings is due primarily to the expenditures made for the Company’s new facilities at its Tucson, AZ and Pueblo, CO locations and its facility expansion at its Grand Island, NE location, as well as working capital requirements related to increased volumes. Other income decreased $0.1 million due to mark-to-market adjustments recorded by the Company related to its remaining interest rate collar. Income taxes in the first quarter were recorded at approximately 34.4% compared to 30.4% a year ago for continuing operations. The prior year rate is the result of releasing a portion of the valuation allowance provided for state deferred assets.
Liquidity and Capital Resources
The Company’s capitalization is as follows:

Debt:	March 31,	December 31,
In millions	2006	2005

Revolving Credit Facility	$24.5	$20.8
Capital Leases and Interim Lease Financing	14.8	13.4
Other (primarily revenue bonds)	2.7	2.7

Total Debt	42.0	36.9

Equity	84.1	80.0

Total Capitalization	$126.1	$116.9

Debt as a percentage of capitalization (debt plus equity) increased to 33% from 32% at year-end 2005, as a result of the aforementioned expansion efforts. Working capital was $61.7 million at March 31, 2006 compared to $56.1 million at December 31, 2005. Trade accounts receivable increased $8.6 million, principally due to increased sales volumes. Inventory increased $4.2 million and accounts payable increased $5.2 million due to an expected ramp up in activity in anticipation of a seasonally strong spring/summer period.

The Company’s liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. The following table summarizes the year-to-date impact of these items:

	March 31,
In millions	2006	2005

Liquidity needs:
Working capital and other assets and liabilities	($8.5)	$—
Capital expenditures, net of asset sales	(5.2)	(1.2)
Scheduled repayments of long-term debt	(0.5)	(0.1)
Cash interest	(0.7)	(0.3)

Net liquidity requirements	(14.9)	(1.6)

Liquidity sources:
Internally generated cash flows before interest	3.3	1.8
Credit facility activity	3.7	4.9
Equity transactions	0.1	0.2
Other	7.6	(0.9)

Net liquidity sources	14.7	6.0

Net Change in Cash	($0.2)	$4.4

Capital expenditures were $5.2 million for the first three months of 2006 compared to $1.2 million for the same 2005 period. The Company anticipates its total capital spending in 2006 will range from $12.0 to $14.0 million, largely in connection with its agreement to provide concrete ties to the Union Pacific Railroad. These expenditures will be funded by cash flow from operations and available external financing sources.
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
Long-term revolving credit agreement borrowings at March 31, 2006 were $24.5 million, an increase of $3.7 million from December 31, 2005. At March 31, 2006, remaining available borrowings under this facility were approximately $40.1 million. Outstanding letters of credit at March 31, 2006 were approximately $6.5 million. The letters of credit expire annually and are subject to renewal. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.
The agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated capital expenditures; however, expenditures up to $20.0 million for plant construction and refurbishment related to the Company’s recent concrete tie supply agreement are excluded from these covenants. The agreement also includes a minimum net worth covenant and restricts investments, indebtedness, and the sale of certain assets. As of March 31, 2006, the Company was in compliance with all of the agreement’s covenants.

Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2005 are included in “Liquidity and Capital Resources” section of the Company’s 2005 Annual Report filed on Form 10-K. There have been no significant changes to the Company’s contractual obligations relative to the information presented in the Form 10-K. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.
Dakota, Minnesota & Eastern Railroad
The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controls over 2,500 miles of track in eight states.
At March 31, 2006, the Company’s investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable for accrued dividend income on Preferred Stock of approximately $6.9 million. The Company’s ownership in the DM&E is approximately 13.4%.
In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends are not paid timely, dividends accrue at an accelerated rate until those dividends are paid. In addition, penalty interest accrues and compounds annually until such dividends are paid. Subsequent issuances of Series C, C-1, and D Preferred Stock have all assumed distribution priority over the previous series, with series D not redeemable until 2008. As subsequent preferred series were issued, the Company, based on its own valuation estimate, stopped recording the full amount due on all preferred series given the delay in anticipated realization of the asset and the priority of redemption of the various issuances. The amount of dividend income not recorded was approximately $5.6 million at March 31, 2006. The Company will only recognize this income upon redemption of the respective issuances or payment of the dividends.
In June 1997, the DM&E announced its plan to build an extension from the DM&E’s existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project is expected to be in excess of $2.0 billion. The Surface Transportation Board (STB) approved the Project in January 2002. In October 2003, however, the 8th U.S. Circuit Court of Appeals remanded the matter to the STB and instructed the STB to address, in its environmental impact statement, the Project’s effects on air quality, noise and vibration, and preservation of historic sites. On January 30, 2004, the 8th U. S. Circuit Court of Appeals denied petitions seeking a rehearing of the case. On April 15, 2005, the STB issued a draft Supplemental Environmental Impact Statement (SEIS) on the Project. On February 13, 2006, after reviewing public comments on the SEIS, the STB made its final decision, granting final approval for the Project. Several opponents to the Project have appealed the STB’s final decision to the 8th U. S. Circuit Court of Appeals.
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

In November, 2005, the DM&E announced that it has applied for a Federal Railroad Administration (FRA) loan package totaling approximately $2.5 billion to build and rehabilitate approximately 1,300 miles of railroad in four states. The loan package is intended to fund four separate projects, including a 900-mile project which encompasses the Project.
Outlook
Our CXT Rail operation and Allegheny Rail Products division are dependent on the Union Pacific Railroad (“UPRR”) for a significant portion of their business. Subsequent to the January 2005 completion of a concrete tie supply agreement with this railroad, we installed new tie-manufacturing equipment at our refurbished facility in Grand Island, NE. In September of 2005 we commenced production of concrete ties, and production at this facility improved every month during the first quarter of 2006. Total first quarter production was up ten percent over the same period last year when we were running older equipment at maximum capacity. The UPRR has agreed to purchase ties from the Grand Island facility through December 2010. In addition to upgrading the Grand Island facility, we are in the process of constructing a new concrete tie manufacturing facility in Tucson, AZ to add capacity in order to meet the requirements of the agreement mentioned above. Significant production is expected to commence in the third quarter. The UPRR has agreed to purchase concrete ties from the Tucson facility through December 2012.
In November 2005, we purchased a 55,000 square foot facility in Pueblo, CO. We plan to use this site to increase production capacity for our Rail Products’ businesses. We will manufacture insulated rail joints, which were previously outsourced to an exclusive supplier, and assemble lubricators at the new facility. Equipment has been installed and we are currently in the test production phase.
Certain of our businesses, especially our Fabricated Products group, have been hampered with low volumes and margins due to the delay in passing a new Federal highway and transportation funding bill until August of 2005. The newly enacted legislation, SAFETEA-LU, authorizes $286 billion for United States transportation spending for the next four years. We do not expect this new legislation to have a positive impact on the financial results of these businesses in 2006.
Although backlog is not necessarily indicative of future operating results, total Company backlog from continuing operations at March 31, 2006, was approximately $141.5 million. The following table provides the backlog from continuing operations by business segment:

	Backlog
	March 31,	December 31,	March 31,
(In thousands)	2006	2005	2005

Rail Products	$75,540	$56,567	$51,955
Construction Products	61,688	42,156	53,932
Tubular Products	4,280	1,514	7,035

Total from Continuing Operations	$141,508	$100,237	$112,922

We continue to evaluate the overall performance of our operations. A decision to down-size or terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.

Market Risk and Risk Management Policies
The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company’s primary source of variable-rate debt comes from its revolving credit agreement. In conjunction with the Company’s debt refinancing in the third quarter of 2002, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and applied mark-to-market accounting prospectively.
During 2005, the Company had one LIBOR-based interest rate collar agreement remaining. This agreement became effective in March 2001 and expired in March 2006, had a notional value of $15.0 million, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the agreement had the option, which was exercised on March 6, 2005, to convert the collar to a one year, fixed-rate instrument with interest payable at an annual rate of 5.49%.
With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of SFAS 133. However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these instruments in its consolidated statements of operations. During the first quarter of 2006 and 2005, the Company recognized income of $29,000 and $149,000, respectively, to adjust these instruments to fair value.
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
The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company will, however, manage its exposure to changes in foreign currency exchange rates on certain firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. During 2004, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail through March 2006. During the fourth quarter of 2004, circumstances indicated that the timing of the anticipated receipt of Canadian funds were not expected to coincide with the sale commitments and the Company recorded a $0.2 million loss to record these commitments at market. The remaining Canadian dollar sell commitment was executed on September 30, 2005 at a loss of $130,000. During the first quarter of 2005, the Company recognized income of $104,000 to adjust these commitments to fair value.
During the first quarter of 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was an asset of $119,000 as of March 31, 2006 and is recorded in “Other assets.”
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
Delays or problems encountered at either of our new facilities during construction or implementation could have a material, negative impact on the Company’s operating results. The Company’s businesses could be affected adversely by significant change in the price of steel, concrete or other raw materials.
The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. For a discussion of some of the specific risk factors, that may cause such differences; see the Company’s Form 10-K for the year ended December 31, 2005.
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

PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
See Note 10, “Commitments and Contingent Liabilities”, to the Condensed Consolidated Financial Statements.
Item 1A. RISK FACTORS
There has not been any material change in the risk factors disclosure from that contained in the Company’s 10-K for the year ended December 31, 2005.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
   Unless marked by an asterisk, all exhibits are incorporated by reference:
3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2	Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002.

4.0	Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

10.0	Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A, LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.

10.0.1	First Amendment to Revolving Credit and Security Agreement dated September 13, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.1 to Form 8-K on September 14, 2005.

10.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

10.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.

10.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

10.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

10.13	Lease between CXT Incorporated and Crown West Realty, LLC., dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

10.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2002.

10.14	Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.

10.15	Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.15.1	Industry Track Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15.1 to Form 10-Q for the quarter Ended June 30, 2005.

10.17	Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2002.

10.19	Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

* 10.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.2 to Form 10-K for the year ended December 31, 2000.

10.20	Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

^ 10.21	Agreement for Purchase and Sales of Concrete Railroad Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.

^ 10.21.1	Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.

10.22	Manufacturing Agreement between CXT Incorporated and Grimbergen Engineering & Projects, B.V. dated January 24, 2005, and filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2004.

10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, and filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005. **

10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **

10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005. **

10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2005. **

10.46	Leased Vehicle Plan as amended and restated on January 1, 2006, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 2005. **

10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2005, filed as Exhibit 10.51 to Form 8-K on December 8, 2005. **

10.52	Outside Directors’ Stock Award Plan, filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2002. **

10.53	Directors’ resolution dated July 26, 2005 under which directors’ compensation was established, filed as Exhibit 10.53 to Form 8-K on July 27, 2005. **

10.55	Management Incentive Compensation Plan for 2006, filed as Exhibit 10.55 to Form 8-K on March 8, 2006. **

10.56	2005 Three Year Incentive Plan, filed as Exhibit 10.56 to Form 8-K on May 31, 2005. **

19	Exhibits marked with an asterisk are filed herewith.

* 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of this exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY (Registrant)

Date: May 9, 2006	By:	/s/David J. Russo
David J. Russo Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer of Registrant)