Form 10-Q
period 2006-06-30
FOSTER L B CO
filed 2006-08-09
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2006

Common Stock, Par Value $.01	10,500,495 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,401	$1,596
Accounts and notes receivable:
Trade	54,737	44,087
Other	510	1,354

	55,247	45,441
Inventories	74,855	67,044
Current deferred tax assets	1,779	1,779
Other current assets	1,570	703
Current assets of discontinued operations	—	3,867

Total Current Assets	134,852	120,430

Property, Plant & Equipment — At Cost	89,652	78,760
Less Accumulated Depreciation	(42,457)	(39,999)

	47,195	38,761

Other Assets:
Goodwill	350	350
Other intangibles — net	104	144
Investments	16,181	15,687
Deferred tax assets	1,214	1,183
Other assets	398	177
Assets of discontinued operations	—	1,554

Total Other Assets	18,247	19,095

TOTAL ASSETS	$200,294	$178,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,200	$1,759
Short-term borrowings	6,558	5,881
Accounts payable — trade	40,752	41,087
Accrued payroll and employee benefits	4,854	5,875
Current deferred tax liabilities	4,845	4,845
Other accrued liabilities	1,732	3,128
Liabilities of discontinued operations	399	1,760

Total Current Liabilities	61,340	64,335

Long-Term Borrowings	32,884	20,848

Other Long-Term Debt	10,287	8,428

Deferred Tax Liabilities	1,615	1,615

Other Long-Term Liabilities	3,561	3,071

STOCKHOLDERS’ EQUITY:
Common stock	105	102
Paid-in capital	39,227	35,598
Retained earnings	52,179	45,313
Treasury stock	—	(126)
Accumulated other comprehensive loss	(904)	(898)

Total Stockholders’ Equity	90,607	79,989

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200,294	$178,286

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net Sales	$99,313	$90,712	$183,468	$158,345
Cost of Goods Sold	85,868	80,577	160,219	140,873

Gross Profit	13,445	10,135	23,249	17,472

Selling and Administrative Expenses	8,685	7,348	16,416	13,878
Interest Expense	858	573	1,523	997
Other Income	(433)	(227)	(864)	(727)

	9,110	7,694	17,075	14,148

Income From Continuing Operations
Before Income Taxes	4,335	2,441	6,174	3,324

Income Tax Expense	1,256	844	1,889	1,112

Income From Continuing Operations	3,079	1,597	4,285	2,212

Discontinued Operations
(Loss) Income From Discontinued Operations	(118)	2	2,701	26
Income Tax (Benefit) Expense	(21)	1	120	12

(Loss) Income From Discontinued Operations, Net of Tax	(97)	1	2,581	14

Net Income	$2,982	$1,598	$6,866	$2,226

Basic Earnings Per Share
From Continuing Operations	$0.30	$0.16	$0.42	$0.22
From Discontinued Operations, Net of Tax	(0.01)	0.00	0.25	0.00

Basic Earnings Per Share	$0.29	$0.16	$0.67	$0.22

Diluted Earnings Per Share
From Continuing Operations	$0.29	$0.15	$0.40	$0.21
From Discontinued Operations, Net of Tax	(0.01)	0.00	0.24	0.00

Diluted Earnings Per Share	$0.28	$0.15	$0.64	$0.21

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months
	Ended June 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations	$4,285	$2,212
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Deferred income taxes	(29)	—
Depreciation and amortization	2,839	2,287
Loss on sale of property, plant and equipment	5	22
Stock-based compensation	133	—
Unrealized gain on derivative mark-to-market	(29)	(344)
Change in operating assets and liabilities:
Accounts receivable	(9,806)	(17,497)
Inventories	(7,811)	(26,621)
Other current assets	(867)	(210)
Other noncurrent assets	(722)	(661)
Accounts payable — trade	(335)	24,461
Accrued payroll and employee benefits	(1,021)	587
Other current liabilities	(1,367)	2,425
Other liabilities	482	(556)

Net Cash Used by Operating Activities	(14,243)	(13,895)

Net Cash Provided (Used) by Discontinued Operations	1,311	(185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	46	8
Capital expenditures on property, plant and equipment	(8,687)	(7,220)

Net Cash Used by Continuing Investing Activities	(8,641)	(7,212)

Net Cash Provided by Discontinued Investing Activities	5,330	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit agreement	12,036	21,904
Proceeds from other short-term borrowings	606	2,067
Proceeds from exercise of stock options and stock awards	1,746	390
Tax benefit related to stock options exercised	1,879	—
Repayments of long-term debt	(219)	(307)

Net Cash Provided by Financing Activities	16,048	24,054

Net (Decrease) Increase in Cash and Cash Equivalents	(195)	2,762

Cash and Cash Equivalents at Beginning of Period	1,596	280

Cash and Cash Equivalents at End of Period	$1,401	$3,042

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$1,411	$833

Income Taxes Paid	$1,972	$9

The Company financed $2.6 million and $1.2 million in capital lease expenditures through the execution of capital leases during the first six months of 2006 and 2005, respectively.
See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Amounts included in the balance sheet as of December 31, 2005 were derived from our audited balance sheet. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
2. NEW ACCOUNTING PRINCIPLES
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation applies to all open tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have an effect on the Company’s financial position or results of operations.
In March 2006, the FASB issued an exposure draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R”. The proposed amendment would improve existing reporting for defined benefit postretirement plans. Under the exposure draft, the proposed amendment would become effective for the Company in the fourth quarter of 2006, generally on a retrospective basis. The Company will evaluate the impact of any change in accounting standards on the Company’s financial position and results of operations when the final interpretation is issued.
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and related interpretations (SFAS No. 123R) using the modified prospective method and accordingly have not restated prior period results. SFAS No. 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.
As a result of adopting SFAS No. 123R, the Company recorded stock compensation expense of $133,000 for the six months ended June 30, 2006. The related deferred tax benefit was $46,000.
At June 30, 2006, there was $307,000 of compensation expense related to nonvested awards which is expected to be recognized over a weighted-average period of 1.5 years. The impact of the adoption of SFAS No. 123R on both basic and diluted earnings per share for the three months ended June 30, 2006 was less than $0.01 per share. The impact of the adoption of SFAS No. 123R on basic and diluted earnings per share for the six months ended June 30, 2006 was a reduction of $0.01.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock options to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. As a result, no expense was reflected in net income for the period ended June 30, 2005 for stock options.
The table below reflects pro forma net income and earnings per share for the period shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
In thousands, except earnings per share	2005	2005

Net income from continuing operations, as reported	$1,597	$2,212
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	85	128

Pro forma income from continuing operations	$1,512	$2,084

Earnings per share from continuing operations:
Basic, as reported	$0.16	$0.22
Basic, pro forma	$0.15	$0.21
Diluted, as reported	$0.15	$0.21
Diluted, pro forma	$0.15	$0.20

3. ACCOUNTS RECEIVABLE
Credit is extended on an evaluation of the customer’s financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 2006 and December 31, 2005 have been reduced by an allowance for doubtful accounts of ($1,007,000) and ($922,000), respectively. Bad debt expense was $67,000 and $118,000 for the six-month periods ended June 30, 2006 and 2005, respectively.
4. INVENTORIES
Inventories of the Company at June 30, 2006 and December 31, 2005 are summarized as follows in thousands:

	June 30,	December 31,
	2006	2005

Finished goods	$64,280	$55,941
Work-in-process	7,108	5,804
Raw materials	12,404	13,178

Total inventories at current costs	83,792	74,923
Less:
LIFO reserve	(6,761)	(6,227)
Inventory valuation reserve	(2,176)	(1,652)

	$74,855	$67,044

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
5. RETIREMENT PLANS
Currently there are five qualified retirement plans covering all hourly and salaried employees, specifically two defined benefit plans and three defined contribution plans. Employees are eligible to participate in a plan based on their employment classification as salaried or hourly. The Company’s funding to the defined benefit and defined contribution plans is governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines. The Company policy is to contribute at least the minimum funding required by ERISA.
Defined Benefit Plans
Net periodic pension costs for the three months and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Service cost	$14	$15	$28	$29
Interest cost	55	52	109	105
Expected return on plan assets	(57)	(51)	(113)	(103)
Amortization of prior service cost	2	2	4	4
Amortization of net loss	15	13	30	27

Net periodic benefit cost	$29	$31	$58	$62

The Company expects to contribute $121,000 to its defined benefit plans in 2006. As of June 30, 2006, contributions of $55,000 have been made.
Defined Contribution Plans
The Company’s defined contribution plan for salaried employees contains a matched savings provision that permits both pretax and after-tax employee contributions. The Company contributes 1% of participants’ annual compensation to the plan without regard for employee contribution. Participants also can receive a matching employer contribution of up to 3% of their annual compensation. The plan also requires an additional matching employer contribution, based on the ratio of the Company’s pretax income to equity, up to 3% of the employee’s annual compensation. The Company may also make discretionary contributions to the plan. The expense associated with this plan for the six months ended June 30 was $734,000 in 2006 and $512,000 in 2005.
The Company also has two defined contribution plans for hourly employees with contributions made by both the participants and the Company based on various formulas. The expense associated with these plans for the six months ended June 30 was $30,000 in 2006 and $28,000 in 2005.
6. DISCONTINUED OPERATIONS
In February 2006, the Company sold substantially all of the assets of its Geotechnical Division (Business) for $4,000,000 plus the net asset value of the fixed assets, inventory, work in progress and prepaid items of the Business. The operations of the Business qualify as a “component of an entity” under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and thus, the operations have been reclassified as discontinued and prior periods have been restated. Future expenses related to this business as it winds down are expected to be immaterial.

Net sales and income from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Net sales	$20	$7,097	$3,095	$14,778

(Loss) income from discontinued operations	$(118)	2	$2,701	26
Income tax (benefit) expense	(21)	1	120	12

(Loss) income from discontinued operations, net of tax	$(97)	$1	$2,581	$14

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
The agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for capital expenditures; however, expenditures up to $20,000,000 for plant construction and refurbishment related to the Company’s concrete tie supply agreement are excluded from these covenants. The agreement also includes a minimum net worth covenant and restricts investments, indebtedness, and the sale of certain assets. As of June 30, 2006, the Company was in compliance with the agreement’s covenants. At June 30, 2006 the Company had borrowed $32,884,000 under the agreement, which was classified as long-term, and had approximately $23,446,000 in unused borrowing commitment.
The Company has interim financing arrangements with two banks to provide funding for the expansion of the Concrete Tie division and a third bank to provide funding for the new facility in Pueblo, CO to be used by our Allegheny Rail Products division. At June 30, 2006, approximately $6,558,000 of this funding is classified as short-term borrowings. The Company expects to convert the majority of this amount to long-term debt through the execution of capital leases.

8. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except earnings per share)	2006	2005	2006	2005

Numerator:
Numerator for basic and diluted earnings per common share — net income available to common stockholders:
Income from continuing operations	$3,079	$1,597	$4,285	$2,212
(Loss) income from discontinued operations	(97)	1	2,581	14

Net income	$2,982	$1,598	$6,866	$2,226

Denominator:
Weighted average shares	10,372	10,085	10,284	10,076

Denominator for basic earnings per common share	10,372	10,085	10,284	10,076

Effect of dilutive securities:
Employee stock options	430	324	445	326

Dilutive potential common shares	430	324	445	326

Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversions	10,802	10,409	10,729	10,402

Basic earnings (loss) per common share:
Continuing operations	$0.30	$0.16	$0.42	$0.22
Discontinued operations	(0.01)	0.00	0.25	0.00

Basic earnings per common share	$0.29	$0.16	$0.67	$0.22

Diluted earnings (loss) per common share:
Continuing operations	$0.29	$0.15	$0.40	$0.21
Discontinued operations	(0.01)	0.00	0.24	0.00

Diluted earnings per common share	$0.28	$0.15	$0.64	$0.21

9. STOCK-BASED COMPENSATION
Stock Options/Awards
The Company has three equity compensation plans: The 1985 Long-Term Incentive Plan (1985 Plan), the 1998 Long-Term Incentive Plan for Officers and Directors (1998 Plan) and the 2006 Omnibus Incentive Plan (2006 Plan). The 1985 Plan expired on January 1, 2005. Although no further awards can be made under the 1985 Plan, prior awards are not affected by the termination of the Plan.
The 1998 Plan amended and restated in May 2001, provides for the award of options to key employees and directors to purchase up to 900,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. The 1998 Plan provides for the granting of “nonqualified options” and “incentive stock options” with a duration of not more than ten years from the date of grant. The Plan also provides that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant. An outside director is automatically awarded fully vested, nonqualified stock options to acquire 5,000 shares of the Company’s Common stock on each date the outside director is elected at an annual shareholders’ meeting to serve as a director. The 1998 Plan was amended in May 2006 to remove the automatic awarding of options to an outside director.
The 2006 Plan, approved in May 2006, provides for the distribution of 500,000 shares of Common stock through the granting of stock options or stock awards to key employees and directors at no less than 100% of fair market value on the date of the grant. The 2006 Plan provides for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant. The Plan also provides that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from the date of grant. There were no options granted under the 2006 Plan.
The fair value of the Company’s option grants was estimated at the dates of grant using a Black-Scholes option-pricing model with the assumptions indicated in the table below for the three and six month periods ended June 30, 2005. There were no stock options granted in the first or second quarter of 2006. The risk-free rate for the periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the historical dividend yield of the Company’s stock. Expected volatilities are based on historical volatility of the Company stock. The expected term of the options granted represents the period of time that options granted are expected to be outstanding based on historical option exercise experience.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Risk-free interest rate	3.87%	3.90%
Dividend yield	0.00%	0.00%
Volatility factor	0.25	0.26
Expected term	10 years	10 years
The Company granted 20,000 and 30,000 stock options during the three and six months ended June 30, 2005, respectively. The weighted average grant date fair value of these grants was $4.14. The total intrinsic value of options exercised during the three month periods ended June 30, 2006 and 2005 were $5,620,000 and $68,000, respectively. The total intrinsic value of options exercised during the six month periods ended June 30, 2006 and 2005 were $5,823,000 and $213,000, respectively.
A summary of the option activity as of June 30, 2006 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2006	1,042,450	$5.01	5.3
Granted	—	$—
Canceled	(2,250)	$5.50
Exercised	(291,600)	$4.57

Outstanding at June 30, 2006	748,600	$5.18	5.0	$14,290,774

Exercisable at June 30, 2006	653,250	$4.67	4.5	$12,803,700

Shares issued as a result of stock option exercise generally will be authorized but previously unissued common stock.

Restricted Stock Awards
The 2006 Plan provides for the distribution of 500,000 shares of Common stock through the granting of stock options or stock awards to key employees and directors. The awards will be fully vested at the end of the two year period commencing from the date of the grant, unless otherwise determined by the underlying restricted stock agreement. The fair value of each award is equal to the fair market value of the Company’s common stock on the date of grant. An outside director is automatically awarded a fully vested restricted stock award of 3,500 shares of the Company’s Common stock on each date the outside director is elected at an annual shareholders’ meeting to serve as a director.
Subsequent to the approval of the 2006 Plan in May, the outside directors were granted a total of 17,500 fully vested restricted stock awards. The weighted average fair value of these restricted stock grants was $23.68.
Compensation expense recorded by the Company related to restricted stock awards was approximately $414,000 for the six months ended June 30, 2006.
A summary of the restricted stock activity as of June 30, 2006 is presented below.

Weighted
Average
		Weighted	Remaining
	Restricted	Average	Contractual	Aggregate
	Shares	Fair Value	Term	Fair Value

Outstanding at January 1, 2006	—	$—		$—
Granted	17,500	$23.68		$414,400
Vested	(17,500)	$23.68		$(414,400)
Canceled	—	$—		$—

Outstanding at June 30, 2006	—	$—	—	$—

Stock issued as a result of restricted stock awards generally will be authorized but previously unissued common stock.
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
In 2000, the Company’s subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Due to a variety of factors, including deficiencies in the owner’s project specifications, certain panels have deteriorated and the owner has replaced all of the panels provided by the subsidiary. The general contractor and the owner are currently engaged in dispute resolution procedures, which we believe will be resolved in 2006. The general contractor has notified the Company that, depending on the outcome of these proceedings, it may file a suit against the Company’s subsidiary. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and that its subsidiary will vigorously defend against such a suit.
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
The Trustees of the Colorado Contractors Trust (Trust) filed suit on November 3, 2005 in the District Court, County of Denver, CO against the Company, its bonding company, the general contractor and the general contractor’s bonding companies alleging that a supplier which the Company used in connection with a project in the Denver, CO area, failed to pay the Trust required contributions for employee health coverage. The Trust apparently sought more than $300,000 plus interest and attorneys’ fees. The Company settled with the Trust for $102,500 in May 2006.
At June 30, 2006 the Company had outstanding letters of credit of approximately $10,846,000.

11. BUSINESS SEGMENTS
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits of the Company by segment:

	Three Months Ended,		Six Months Ended,
	June 30, 2006		June 30, 2006
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit

Rail products	$47,816	$2,455	$93,904	$4,508
Construction products	45,757	2,875	79,853	3,186
Tubular products	5,740	469	9,711	496

Total	$99,313	$5,799	$183,468	$8,190

	Three Months Ended,		Six Months Ended,
	June 30, 2005		June 30, 2005
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit/(Loss)

Rail products	$47,263	$1,793	$85,521	$3,740
Construction products	37,355	842	62,805	(211)
Tubular products	6,094	742	10,019	921

Total	$90,712	$3,377	$158,345	$4,450

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2005.
The following table provides a reconciliation of reportable net profit to the Company’s consolidated total:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Income for reportable segments	$5,799	$3,377	$8,190	$4,450
Cost of capital for reportable segments	3,797	2,911	7,195	5,362
Interest expense	(858)	(573)	(1,523)	(997)
Other income	433	227	864	727
Corporate expense and other unallocated charges	(4,836)	(3,501)	(8,552)	(6,218)

Income from continuing operations before income taxes	$4,335	$2,441	$6,174	$3,324

12. COMPREHENSIVE INCOME
Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Net income	$2,982	$1,598	$6,866	$2,226
Unrealized derivative gains on cash flow hedges	81	—	5	—

Comprehensive income	$3,063	$1,598	$6,871	$2,226

13. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company’s primary source of variable-rate debt comes from its revolving credit agreement. In conjunction with the Company’s debt refinancing in 2002, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and applied mark-to-market accounting prospectively.
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
With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these instruments in its consolidated statements of operations. During the second quarter of 2005, the Company recognized income of $76,000 to adjust these instruments to fair value. The remaining interest rate collar expired in March 2006. For the six months ended June 2006 and 2005, the Company recognized income of $29,000 and $225,000, respectively, to adjust these instruments to fair value.
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
The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company will, however, manage its exposure to changes in foreign currency exchange rates on certain firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. During 2004, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail through March 2006. During the fourth quarter of 2004, the Company determined that the receipt of Canadian funds would not coincide with the sale commitments and the Company recorded a $0.2 million loss to record these commitments at market. The remaining Canadian dollar sell commitment was executed on September 30, 2005 at a loss of $130,000. During the second quarter and first six months of 2005, the

Company recognized income of $16,000 and $120,000, respectively, to adjust these commitments to fair value.
During the first quarter of 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was a liability of $8,000 as of June 30, 2006 and is recorded in “Other Long-Term Liabilities.”
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
General
L. B. Foster Company is a leading manufacturer, fabricator and distributor of products for rail, construction, utility and energy markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.
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
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation applies to all open tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have an effect on the Company’s financial position or results of operations.
In March 2006, the FASB issued an exposure draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R”. The proposed amendment would improve existing reporting for defined benefit postretirement plans. Under the exposure draft, the proposed amendment would become effective for the Company in the fourth quarter of 2006, generally on a retrospective basis. The Company will evaluate the impact of any change in accounting standards on the Company’s financial position and results of operations when the final interpretation is issued.
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and related interpretations (SFAS No. 123R) using the modified prospective method and accordingly have not restated prior period results. SFAS No. 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.
As a result of adopting SFAS No. 123R, the Company recorded stock compensation expense of $133,000 for the six months ended June 30, 2006. The related deferred tax benefit was $46,000.
At June 30, 2006, there was $0.3 million of compensation expense related to nonvested awards which is expected to be recognized over a weighted-average period of 1.5 years. The impact of the adoption of SFAS No. 123R on both basic and diluted earnings per share for the three months ended June 30, 2006 was less than $0.01 per share. The impact of the adoption of SFAS No. 123R on basic and diluted earnings per share for the six months ended June 30, 2006 was a reduction of $0.01.
Prior to the adoption of SFAS No. 123R, the Company accounted for stock options to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. As a result, no expense was reflected in net income for the period ended June 30, 2005 for stock options.
Shares issued as a result of stock option exercise or restricted stock awards generally will be authorized but previously unissued common stock.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net Sales:
Rail Products	$47,816	$47,263	$93,904	$85,521
Construction Products	45,757	37,355	79,853	62,805
Tubular Products	5,740	6,094	9,711	10,019

Total Net Sales	$99,313	$90,712	$183,468	$158,345

Gross Profit:
Rail Products	$6,135	$5,159	$11,530	$10,052
Construction Products	6,991	4,427	11,315	6,602
Tubular Products	998	1,224	1,589	1,855
Other	(679)	(675)	(1,185)	(1,037)

Total Gross Profit	13,445	10,135	23,249	17,472

Expenses:
Selling and administrative expenses	8,685	7,348	16,416	13,878
Interest expense	858	573	1,523	997
Other income	(433)	(227)	(864)	(727)

Total Expenses	9,110	7,694	17,075	14,148

Income from Continuing Operations
Before Income Taxes	4,335	2,441	6,174	3,324
Income Tax Expense	1,256	844	1,889	1,112

Income from Continuing Operations	3,079	1,597	4,285	2,212

Discontinued Operations:
(Loss) Income From Discontinued Operations	(118)	2	2,701	26
Income Tax (Benefit) Expense	(21)	1	120	12

(Loss) Income From Discontinued Operations, Net of Tax	(97)	1	2,581	14

Net Income	$2,982	$1,598	$6,866	$2,226

Gross Profit %:
Rail Products	12.8%	10.9%	12.3%	11.8%
Construction Products	15.3%	11.9%	14.2%	10.5%
Tubular Products	17.4%	20.1%	16.4%	18.5%
Total Gross Profit	13.5%	11.2%	12.7%	11.0%
Second Quarter 2006 Results of Operations
Income from continuing operations for the second quarter of 2006 was $3.1 million ($0.29 per diluted share) on net sales of $99.3 million. This compares favorably to the second quarter of 2005 which was $1.6 million ($0.15 per diluted share) on net sales of $90.7 million.
Including a net loss from discontinued operations (the Company’s former Geotechnical division) of $0.1 million ($0.01 per diluted share), net income for the second quarter of 2006 was $3.0 million ($0.28 per diluted share). During the same period in 2005, the Company had net income of $1.6 million ($0.15 per diluted share) which included income from discontinued operations of $1,000 ($0.00 per diluted share).
Net sales for the Company increased $8.6 million, or 9.5%, compared to the prior year second quarter. Rail segment’s sales increased 1.2% primarily due to an increase in concrete tie sales. Construction products’ net sales increased 22.5% due mainly to increases in sheet piling sales, and to a lesser extent an increase in fabricated products. The sheet piling increase was due mostly to demand because of last year’s hurricanes. Tubular products’ sales decreased 5.8% because of a decline in coated pipe volume in comparison to the second quarter of 2005.
The Company’s gross profit margin increased 2.3 percentage points to 13.5% compared to last year’s second quarter. Rail products’ profit margin increased 1.9 percentage points to 12.8%. This increase was the result of improved billing margins primarily for concrete ties, transit products and new rail. Construction products’ gross profit margin increased 3.4 percentage points to 15.3% as a result of improved performance by our Fabricated Products and Concrete Buildings divisions. Tubular products’ gross profit margin declined by 2.7 percentage points due to competitive pressure on threaded products’ margins.
Selling and administrative expenses increased 18.2% from the same prior year period due to increases in employee related costs and benefit expenses as well as fees for professional services. Interest expense rose 49.7% from the prior year period due principally to increased borrowings and increased interest rates. The increase in borrowings is due primarily to the Company’s expenditures for new facilities in Tucson, AZ and Pueblo, CO and the facility expansion at Grand Island, NE, as well as increased working capital requirements. Other income increased $0.2 million due to both the collection of a receivable that was unrelated to our core business and a gain on foreign exchange. Income taxes in the second quarter were recorded at approximately 29.0% compared to 34.6% a year ago for continuing operations. The lower tax rate in 2006 is the result of releasing a portion of the valuation allowance provided for state net operating losses due to a change in the Company’s estimate of its ability to utilize those net operating losses in future periods.
First Six Months of 2006 Results of Operations
For the first six months of 2006, income from continuing operations was $4.3 million ($0.40 per diluted share) on net sales of $183.5 million. This compares favorably to the first six months of 2005 which was $2.2 million ($0.21 per diluted share) on net sales of $158.3 million.
Including income from discontinued operations (the Company’s former Geotechnical division) of $2.6 million ($0.24 per diluted share), net income for the first six months of 2006 was $6.9 million ($0.64 per diluted share). During the same period in 2005, the Company had net income of $2.2 million ($0.21 per diluted share) which included income from discontinued operations of $14,000 ($0.00 per diluted share).
The Company’s net sales increased $25.1 million, or 15.9%, compared to the first half of 2005. Rail segment net sales increased 9.8% primarily due to an increase in concrete tie sales. Construction products’ net sales increased 27.1% primarily because of increased sheet piling sales due to strong demand and the availability of new sections during the entire first half of 2006. Fabricated products also contributed modest increases in sales. Lower volumes of coated pipe and threaded products were responsible for the Tubular products’ sales decrease of 3.1% in comparison to the first six months of 2005.
The Company’s gross profit margin increased 1.7 percentage points to 12.7% compared to 11.0% for the first six months of 2005. Rail products’ profit margin increased 0.5 percentage points to 12.3%. Construction products’ gross profit margin increased 3.7 percentage points to 14.2% as a result of improved performance by our Fabricated Products and Concrete Buildings divisions. Tubular products’ gross profit margin declined by 2.1 percentage points due to competitive pressure on threaded products’ margins.
Selling and administrative expenses increased 18.3% over the first half of 2005 due to increases in employee related costs and benefit expenses as well as fees for professional services. Interest expense increased 52.8% from the prior year period due principally to increased borrowings and increased interest rates. The increase in borrowings is due primarily to the Company’s expenditures for new facilities in Tucson, AZ and Pueblo, CO and the facility expansion at Grand Island, NE, as well as working capital requirements related to increased volumes. Other income increased $0.2 million due to the collection of a receivable that was unrelated to our core business and a gain on foreign exchange. Income taxes in the first six months of 2006 were recorded at approximately 30.6% compared to 33.5% a year ago for continuing operations. The lower tax rate in 2006 is the result of releasing a portion of the valuation allowance provided for state net operating losses due to a change in the Company’s estimate of its ability to utilize those net operating losses in future periods.
Liquidity and Capital Resources
The Company’s capitalization is as follows:

	June 30,	December 31,
In millions	2006	2005

Debt:
Revolving Credit Facility	$32.9	$20.8
Capital Leases and Interim Lease Financing	16.4	13.4
Other (primarily revenue bonds)	2.6	2.7

Total Debt	51.9	36.9

Equity	90.6	80.0

Total Capitalization	$142.5	$116.9

Debt as a percentage of capitalization (debt plus equity) increased to 36% from 32% at year-end 2005, as a result of the aforementioned expansion efforts. Working capital was $73.5 million at June 30, 2006 compared to $56.1 million at December 31, 2005. Trade accounts receivable increased $10.7 million, principally due to increased sales volumes. Inventory increased $7.8 million due to an expected ramp up in activity in anticipation of a seasonally strong spring/summer period.
The Company’s liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. The following table summarizes the year-to-date impact of these items:

	June 30,
In millions	2006	2005

Liquidity needs:
Working capital and other assets and liabilities	$(21.4)	$(18.1)
Capital expenditures, net of asset sales	(8.6)	(7.2)
Scheduled repayments of long-term debt	(0.2)	(0.3)
Cash interest	(1.4)	(0.8)

Net liquidity requirements	(31.6)	(26.4)

Liquidity sources:
Internally generated cash flows before interest	8.6	5.0
Credit facility activity	12.0	21.9
Equity transactions	3.6	0.4
Other	7.2	1.9

Net liquidity sources	31.4	29.2

Net Change in Cash	$(0.2)	$2.8

Capital expenditures were $8.6 million for the first six months of 2006 compared to $7.2 million for the same 2005 period. The Company anticipates its total capital spending in 2006 will range from $12.0 to $14.0 million, largely in connection with the construction of the Company’s new facilities. These expenditures will be funded by cash flow from operations and available external financing sources.
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
Long-term revolving credit agreement borrowings at June 30, 2006 were $32.9 million, an increase of $12.0 million from December 31, 2005. At June 30, 2006, remaining available borrowings under this facility were approximately $23.4 million. Outstanding letters of credit at June 30, 2006 were approximately $10.8 million. The letters of credit have expiration dates ranging from September 2006 to May 2010. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.
The agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for capital expenditures; however, expenditures up to $20.0 million for plant construction and refurbishment related to the Company’s concrete tie supply agreement are excluded from these covenants. The agreement also includes a minimum net worth covenant and restricts investments, indebtedness, and the sale of certain assets. As of June 30, 2006, the Company was in compliance with the agreement’s covenants.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2005 is included in “Liquidity and Capital Resources” section of the Company’s 2005 Annual Report filed on Form 10-K. During the first six months of 2006, the Company increased its outstanding letters of credit to $10.8 million to accommodate inventory purchases in foreign markets. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.
Dakota, Minnesota & Eastern Railroad
The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controls over 2,500 miles of track in eight states.
At June 30, 2006, the Company’s investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable recorded for accrued dividend income on Preferred Stock of approximately $7.2 million. The Company’s ownership in the DM&E is approximately 13.4%.
In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends are not paid timely, dividends accrue at an accelerated rate until those dividends are paid. In addition, penalty interest accrues and compounds annually until such dividends are paid. Subsequent issuances of Series C, C-1, and D Preferred Stock have all assumed distribution priority over the previous series, with series D not redeemable until 2008. As subsequent preferred series were issued, the Company, based on its own valuation estimate, stopped recording the full amount due on all preferred series given the delay in anticipated realization of the asset and the priority of redemption of the various issuances. The amount of dividend income not recorded was approximately $6.1 million at June 30, 2006. The Company will only recognize this income upon redemption of the respective issuances or payment of the dividends.
In June 1997, the DM&E announced its plan to build an extension from the DM&E’s existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (the Project). The estimated cost of this project exceeds $2.0 billion. The Surface Transportation Board (STB) approved the Project in January 2002. In October 2003, however, the 8th U.S. Circuit Court of Appeals remanded the matter to the STB and instructed the STB to address, in its environmental impact statement, the Project’s effects on air quality, noise and vibration, and preservation of historic sites. On January 30, 2004, the 8th U. S. Circuit Court of Appeals denied petitions seeking a rehearing of the case. On April 15, 2005, the STB issued a draft Supplemental Environmental Impact Statement (SEIS) on the Project. On February 13, 2006, after reviewing public comments on the SEIS, the STB granted its final approval for the Project. Several opponents to the Project have appealed the STB’s final decision to the 8th U. S. Circuit Court of Appeals.
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
In November, 2005, the DM&E announced that it had applied for a Federal Railroad Administration (FRA) loan package totaling approximately $2.5 billion to build and rehabilitate approximately 1,300 miles of railroad in four states. The loan package is intended to fund four separate projects, including a 900-mile project which encompasses the Project. Various groups have indicated their opposition to the DM&E’s application for this FRA loan.
Outlook
Our CXT Rail operation and Allegheny Rail Products division are dependent on the Union Pacific Railroad (“UPRR”) for a significant portion of their business. Subsequent to the January 2005 completion of a concrete tie supply agreement with this railroad, we installed new tie-manufacturing equipment at our Grand Island, NE facility and commenced production of concrete ties in September 2005. During the second quarter, the facility produced 30% more concrete ties over the same period last year when we were running older equipment at maximum capacity. The UPRR has agreed to purchase ties from the Grand Island facility through December 2010. In addition to upgrading the Grand Island facility, we are in the process of constructing a new concrete tie manufacturing facility in Tucson, AZ to add capacity in order to meet the requirements of the agreement mentioned above. Despite construction delays attributable to permitting and other issues, the facility has commenced test-casting of concrete ties as it prepares for commissioning later this year. The UPRR has agreed to purchase concrete ties from the Tucson facility through December 2012.
In November 2005, we purchased a 55,000 square foot facility in Pueblo, CO. We manufacture insulated rail joints, which were previously outsourced to an exclusive supplier, and assemble rail lubricators at the new facility. Although minor delays have been experienced at this facility, we expect production to improve to expected levels in the third quarter.
Certain of our businesses, especially our Fabricated Products group, have been hampered with low volumes and margins due to the delay in passing a new Federal highway and transportation funding bill. This legislation, SAFETEA-LU, authorizes $286 billion for United States transportation spending for the next four years. We do not expect this legislation to have a positive impact on the financial results of these businesses in 2006.
Although backlog is not necessarily indicative of future operating results, total Company backlog from continuing operations at June 30, 2006, was approximately $158.9 million. The following table provides the backlog from continuing operations by business segment:

	Backlog
	June 30,	December 31,	June 30,
(In thousands)	2006	2005	2005

Rail Products	$93,906	$56,567	$37,910
Construction Products	59,883	42,156	54,928
Tubular Products	5,149	1,514	6,795

Total from Continuing Operations	$158,938	$100,237	$99,633

We continue to evaluate the overall performance of our operations. A decision to down-size or terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.
Market Risk and Risk Management Policies
The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company’s primary source of variable-rate debt comes from its revolving credit agreement. In conjunction with the Company’s debt refinancing in 2002, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and applied mark-to-market accounting prospectively.
During 2005, the Company had one LIBOR-based interest rate collar agreement. This agreement became effective in March 2001 and expired in March 2006, had a notional value of $15.0 million, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the agreement had the option, which was exercised on March 6, 2005, to convert the collar to a one year, fixed-rate instrument with interest payable at an annual rate of 5.49%.
With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these instruments in its consolidated statements of operations. During the second quarter of 2005, the Company recognized income of $76,000 to adjust these instruments to fair value. The remaining interest rate collar expired in March 2006. For the six months ended June 2006 and 2005, the Company recognized income of $29,000 and $225,000, respectively, to adjust these instruments to fair value.
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
During the first quarter of 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was a liability of $8,000 as of June 30, 2006 and is recorded in “Other Long-Term Liabilities.”
Forward-Looking Statements
Statements relating to the potential value of the DM&E or the Project, or management’s belief as to such matters, are forward-looking statements and are subject to numerous contingencies and risk factors. The Company has based its assessment on information provided by the DM&E and has not independently verified such information. In addition to matters mentioned above, factors which can adversely affect the value of the DM&E and its ability to complete the Project include the following: labor disputes, the outcome of certain litigation, any inability to obtain necessary environmental and government approvals for the Project in a timely fashion, the DM&E’s ability to continue to obtain interim funding to finance the Project, the expense of environmental mitigation measures required by the STB, an inability to obtain financing for the Project, competitors’ response to the Project, market demand for coal or electricity and changes in environmental laws and regulations.
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
The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. For a discussion of some of the specific risk factors, that may cause such differences, see the Company’s Form 10-K for the year ended December 31, 2005.
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
PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
See Note 10, “Commitments and Contingent Liabilities”, to the Condensed Consolidated Financial Statements.
Item 1A. RISK FACTORS
There has not been any material change in the risk factors disclosure from that contained in the Company’s 10-K for the year ended December 31, 2005.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s annual meeting held on May 24, 2006, the following individuals were elected to the Board of Directors:

	For	Withheld
Name	Election	Authority

Lee B. Foster II	8,937,817	71,649
Stan L. Hasselbusch	8,938,535	70,931
Henry J. Massman IV	8,938,126	71,340
G. Thomas McKane	8,933,642	75,824
Diane B. Owen	8,911,326	98,140
John W. Puth	8,937,094	72,372
William H. Rackoff	8,911,626	97,840

The stockholders also voted to approve the 2006 Omnibus Incentive Plan. The following table sets forth the results of the vote for the plan:

For	Against
Approval	Approval	Abstention

4,237,217	598,355	16,828
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
     Unless marked by an asterisk, all exhibits are incorporated by reference:

3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2	Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002.

4.0	Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

10.0	Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A, LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.

10.0.1	First Amendment to Revolving Credit and Security Agreement dated September 13, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.1 to Form 8-K on September 14, 2005.

10.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

10.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.

10.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

10.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

*10.12.5	Sixth Amendment dated May 9, 2006 to lease between CXT Incorporated and Park SPE, LLC for property in Spokane, WA.

10.13	Lease between CXT Incorporated and Crown West Realty, LLC., dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

10.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2002.

10.14	Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.

10.15	Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.15.1	Industry Track Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15.1 to Form 10-Q for the quarter Ended June 30, 2005.

10.17	Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2002.

10.19	Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

10.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 2006.

10.20	Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

^10.21	Agreement for Purchase and Sales of Concrete Railroad Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.

^10.21.1	Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.

10.22	Manufacturing Agreement between CXT Incorporated and Grimbergen Engineering & Projects, B.V. dated January 24, 2005, and filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2004.

10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, and filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005. **

10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **

10.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan, filed as Exhibit 10.34.1 to Form 8-K on May 31, 2006. **

10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005. **

10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2005. **

10.46	Leased Vehicle Plan as amended and restated on January 1, 2006, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 2005. **

10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2005, filed as Exhibit 10.51 to Form 8-K on December 8, 2005. **

10.52	Outside Directors’ Stock Award Plan, filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2002. **

10.52.1	Termination of Outside Directors’ Stock Award Plan, effective May 24, 2006, filed as Exhibit 10.52.1 to Form 8-K on May 31, 2006. **

10.53	Directors’ resolution dated May 24, 2006 under which outside directors’ compensation was established, filed as Exhibit 10.53 to Form 8-K on May 31, 2006. **

10.55	Management Incentive Compensation Plan for 2006, filed as Exhibit 10.55 to Form 8-K on March 8, 2006. **

10.56	2005 Three Year Incentive Plan, filed as Exhibit 10.56 to Form 8-K on May 31, 2005. **

10.57	2006 Omnibus Incentive Plan, effective May 24, 2006, filed as Exhibit 10.57 to From 8-K on May 31, 2006. **

10.58	Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **

19	Exhibits marked with an asterisk are filed herewith.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of this exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY

(Registrant)

Date: August 9, 2006	By: /s/ David J. Russo
David J. Russo
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer of Registrant)