Form 10-Q
period 2006-09-30
FOSTER L B CO
filed 2006-11-09
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2006

Common Stock, Par Value $.01	10,520,245 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,764	$1,596
Accounts and notes receivable:
Trade	50,407	44,087
Other	480	1,354

	50,887	45,441
Inventories	80,410	67,044
Current deferred tax assets	1,779	1,779
Other current assets	1,219	703
Prepaid income tax	2,901	582
Current assets of discontinued operations	—	3,867

Total Current Assets	140,960	121,012

Property, Plant & Equipment — At Cost	93,659	78,760
Less Accumulated Depreciation	(43,768)	(39,999)

	49,891	38,761

Other Assets:
Goodwill	350	350
Other intangibles — net	83	144
Investments	16,429	15,687
Deferred tax assets	1,228	1,183
Other assets	384	177
Assets of discontinued operations	—	1,554

Total Other Assets	18,474	19,095

TOTAL ASSETS	$209,325	$178,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,169	$1,759
Short-term borrowings	8,059	5,881
Accounts payable — trade	45,643	41,087
Accrued payroll and employee benefits	5,410	5,875
Current deferred tax liabilities	4,845	4,845
Other accrued liabilities	2,002	3,710
Liabilities of discontinued operations	285	1,760

Total Current Liabilities	68,413	64,917

Long-Term Borrowings	30,625	20,848

Other Long-Term Debt	9,773	8,428

Deferred Tax Liabilities	1,615	1,615

Other Long-Term Liabilities	4,134	3,071

STOCKHOLDERS’ EQUITY:
Common stock	105	102
Paid-in capital	39,698	35,598
Retained earnings	55,877	45,313
Treasury stock	—	(126)
Accumulated other comprehensive loss	(915)	(898)

Total Stockholders’ Equity	94,765	79,989

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,325	$178,868

See Notes to Condensed Consolidated Financial Statements

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net Sales	$95,868	$90,915	$279,336	$249,260
Cost of Goods Sold	81,978	80,079	242,197	220,952

Gross Profit	13,890	10,836	37,139	28,308

Selling and Administrative Expenses	8,245	7,316	24,661	21,194
Interest Expense	892	778	2,415	1,775
Other Income	(322)	(478)	(1,186)	(1,205)

	8,815	7,616	25,890	21,764

Income From Continuing Operations Before Income Taxes	5,075	3,220	11,249	6,544

Income Tax Expense	1,635	1,013	3,524	2,125

Income From Continuing Operations	3,440	2,207	7,725	4,419

Discontinued Operations
Income From Discontinued Operations	495	206	3,196	232
Income Tax Expense	237	65	357	77

Income From Discontinued Operations	258	141	2,839	155

Net Income	$3,698	$2,348	$10,564	$4,574

Basic Earnings Per Share
From Continuing Operations	$0.33	$0.22	$0.75	$0.44
From Discontinued Operations	0.02	0.01	0.27	0.02

Basic Earnings Per Share	$0.35	$0.23	$1.02	$0.45

Diluted Earnings Per Share
From Continuing Operations	$0.32	$0.21	$0.72	$0.42
From Discontinued Operations	0.02	0.01	0.26	0.01

Diluted Earnings Per Share	$0.34	$0.22	$0.98	$0.44

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months
	Ended September 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations	$7,725	$4,419
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Deferred income taxes	(38)	—
Depreciation and amortization	4,368	3,430
Loss (gain) on sale of property, plant and equipment	5	(354)
Stock-based compensation	168	—
Unrealized gain on derivative mark-to-market	(29)	(521)
Change in operating assets and liabilities:
Accounts receivable	(5,446)	(20,979)
Inventories	(13,366)	(26,358)
Other current assets	(516)	(51)
Prepaid income tax	(2,319)	—
Other noncurrent assets	(955)	(930)
Accounts payable — trade	4,556	20,219
Accrued payroll and employee benefits	(465)	1,648
Other current liabilities	(1,679)	4,118
Other liabilities	1,039	(524)

Net Cash Used by Continuing Operating Activities	(6,952)	(15,883)

Net Cash Provided by Discontinued Operations	1,456	1,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	58	3,216

Capital expenditures on property, plant and equipment	(12,810)	(12,643)

Net Cash Used by Continuing Investing Activities	(12,752)	(9,427)

Net Cash Provided by Discontinued Investing Activities	5,330	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit agreement	9,777	17,950
Proceeds from other short-term borrowings	2,062	8,507
Proceeds from exercise of stock options and stock awards	1,846	885
Tax benefit related to stock options exercised	2,214	—
Repayments of long-term debt	(813)	(491)

Net Cash Provided by Continuing Financing Activities	15,086	26,851

Net Increase in Cash and Cash Equivalents	2,168	3,125

Cash and Cash Equivalents at Beginning of Period	1,596	280

Cash and Cash Equivalents at End of Period	$3,764	$3,405

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$2,496	$1,511

Income Taxes Paid	$5,916	$10

The Company financed $2.7 million and $3.2 million in capital lease expenditures through short-term borrowings and the execution of capital leases during the first nine months of 2006 and 2005, respectively.
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
2. NEW ACCOUNTING PRINCIPLES
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans,” (SFAS 158) an amendment of SFAS no. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106.” SFAS 158 requires an employer to recognize a benefit plan’s funded status in its statement of financial position, measure a benefit plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in the benefit plan’s funded status in other comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and the new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that SFAS 158 will have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a significant effect on the Company’s financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation applies to all open tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a significant effect on the Company’s financial position or results of operations.
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” and related interpretations (SFAS No. 123R) using the modified prospective method and accordingly has not restated prior period results. SFAS No. 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.
As a result of adopting SFAS No. 123R, the Company recorded stock compensation expense of $168,000 for the nine months ended September 30, 2006. The related deferred tax benefit was $58,000.
At September 30, 2006, there was $271,000 of compensation expense related to nonvested awards which is expected to be recognized over a weighted-average period of 1.7 years. The impact of the adoption of SFAS No. 123R on both basic and diluted earnings per share for the three months ended September 30, 2006 was less than $0.01 per share. The impact of the adoption of SFAS No. 123R on basic and diluted earnings per share for the nine months ended September 30, 2006 was a reduction of $0.01 per share.
Prior to the adoption of SFAS No. 123R, the Company accounted for stock options to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. We also provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures”. As a result, no expense was reflected in net income for the three and nine month periods ended September 30, 2005 for stock options.
The table below reflects pro forma net income and earnings per share for the period shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
In thousands, except earnings per share	2005	2005

Net income, as reported	$2,348	$4,574
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	28	156

Pro forma net income	2,320	4,418

Earnings per share
Basic, as reported	$0.23	$0.45
Basic, pro forma	$0.23	$0.44
Diluted, as reported	$0.22	$0.44
Diluted, pro forma	$0.22	$0.42

3. ACCOUNTS RECEIVABLE
Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at September 30, 2006 and December 31, 2005 have been reduced by an allowance for doubtful accounts of ($1,022,000) and ($922,000), respectively. Bad debt expense (recovery) was $112,000 and ($30,000) for the nine-month periods ended September 30, 2006 and 2005, respectively.

4. INVENTORIES
Inventories of the Company at September 30, 2006 and December 31, 2005 are summarized as follows in thousands:

	September 30,	December 31,
	2006	2005

Finished goods	$67,710	$55,941
Work-in-process	7,201	5,804
Raw materials	14,542	13,178

Total inventories at current costs	89,453	74,923
Less:
LIFO reserve	(7,011)	(6,227)
Inventory valuation reserve	(2,032)	(1,652)

	$80,410	$67,044

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
Defined Benefit Plans
Net periodic pension costs for the three months and six months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Service cost	$14	$15	$42	$44
Interest cost	54	53	163	158
Expected return on plan assets	(57)	(52)	(170)	(155)
Amortization of prior service cost	2	2	6	6
Amortization of net loss	15	14	45	41

Net periodic benefit cost	$28	$32	$86	$94

The Company expects to contribute $140,000 to its defined benefit plans in 2006. As of September 30, 2006, contributions of $107,000 have been made.

Defined Contribution Plans
The Company’s defined contribution plan for salaried employees contains a matched savings provision that permits both pretax and after-tax employee contributions. The Company contributes 1% of participants’ annual compensation to the plan without regard for employee contribution. Participants also can receive a matching employer contribution of up to 3% of their annual compensation. The plan also requires an additional matching employer contribution, based on the ratio of the Company’s pretax income to equity, up to 3% of the employee’s annual compensation. The Company may also make discretionary contributions to the plan. The expense associated with this plan for the nine months ended September 30 was $1,175,000 in 2006 and $856,000 in 2005.
The Company also has two defined contribution plans for hourly employees with contributions made by both the participants and the Company based on various formulas. The expense associated with these plans for the nine months ended September 30, 2006 and 2005 was $44,000.
6. DISCONTINUED OPERATIONS
In February 2006, the Company sold substantially all of the assets of its Geotechnical Division (Business) for $4,000,000 plus the net asset value of the fixed assets, inventory, work in progress and prepaid items of the Business, resulting in a gain of approximately $3,000,000. The operations of the Business qualify as a “component of an entity” under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and thus, the operations have been reclassified as discontinued and prior periods have been reclassified to conform with this presentation. Future expenses related to this business as it winds down are expected to be immaterial.
Net sales and income from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Net sales	$574	$6,617	$3,669	$21,395

Income from discontinued operations	$495	206	$3,196	232
Income tax expense	237	65	357	77

Income from discontinued operations, net of tax	$258	$141	$2,839	$155

7. BORROWINGS
In May 2005, the Company and certain of its subsidiaries entered into an amended and restated credit agreement with a consortium of commercial banks which provided for a $60,000,000 five year revolving credit facility expiring in May 2010. In September 2005, the Company’s maximum credit line was increased to $75,000,000 under the First Amendment to the Revolving Credit and Security Agreement. Borrowings under the agreement are secured by substantially all the trade receivables and inventory owned by the Company, and are limited to 85% of eligible receivables and 60% of eligible inventory.
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
The agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for capital expenditures; however, expenditures up to $20,000,000 for plant construction and refurbishment related to the Company’s concrete tie supply agreement are excluded from these covenants. The agreement also includes a minimum net worth covenant and restricts investments, indebtedness, and the sale of certain assets. As of September 30, 2006, the Company was in compliance with the agreement’s covenants. At September 30, 2006 the Company had borrowed $30,625,000 under the agreement, which was classified as long-term, and had approximately $24,890,000 in unused borrowing commitment.
The Company has interim financing arrangements with two banks to provide funding for the expansion of the Concrete Tie division and a third bank to provide funding for the new facility in Pueblo, CO to be used by our Allegheny Rail Products division. At September 30, 2006, approximately $8,059,000 of this funding is classified as short-term borrowings. The Company expects to convert the majority of this amount to long-term debt through the execution of capital leases.
8. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except earnings per share)	2006	2005	2006	2005

Numerator:
Numerator for basic and diluted earnings per common share - net income available to common stockholders:
Income from continuing operations	$3,440	$2,207	$7,725	$4,419
Income from discontinued operations	258	141	2,839	155

Net income	$3,698	$2,348	$10,564	$4,574

Denominator:
Weighted average shares	10,510	10,150	10,360	10,101

Denominator for basic earnings per common share	10,510	10,150	10,360	10,101

Effect of dilutive securities:
Employee stock options	362	384	420	352

Dilutive potential common shares	362	384	420	352

Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversions	10,872	10,534	10,780	10,453

Basic earnings per common share:
Continuing operations	$0.33	$0.22	$0.75	$0.44
Discontinued operations	0.02	0.01	0.27	0.02

Basic earnings per common share	$0.35	$0.23	$1.02	$0.45

Diluted earnings per common share:
Continuing operations	$0.32	$0.21	$0.72	$0.42
Discontinued operations	0.02	0.01	0.26	0.01

Diluted earnings per common share	$0.34	$0.22	$0.98	$0.44

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
The 2006 Plan, approved in May 2006, provides for the distribution of 500,000 shares of Common stock through the granting of stock options or stock awards to key employees and directors at no less than 100% of fair market value on the date of the grant. The 2006 Plan provides for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant. The Plan also provides that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from the date of grant. No options have been granted under the 2006 Plan.
The fair value of the Company’s option grants was estimated at the dates of grant using a Black-Scholes option-pricing model with the assumptions indicated in the table below for the nine month period ended September 30, 2005. There were no stock options granted during the first three quarters of 2006 or during the third quarter of 2005. The risk-free rate for the periods within the contractual life of the option is based on the U. S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the historical dividend yield of the Company’s stock. Expected volatilities are based on historical volatility of the Company stock. The expected term of the options granted represents the period of time that options granted are expected to be outstanding based on historical option exercise experience.

Nine Months Ended
September 30,
2005
Risk-free interest rate	3.87%
Dividend yield	0.00%
Volatility factor	0.25
Expected term	10 years
The Company granted 30,000 stock options during the nine months ended September 30, 2005. The weighted average grant date fair value of these grants was $4.14. The total intrinsic value of options exercised during the three month periods ended September, 2006 and 2005 were $344,000 and $598,000, respectively. The total intrinsic value of options exercised during the nine month periods ended September 30, 2006 and 2005 were $6,167,000 and $811,000, respectively.

A summary of the option activity as of September 30, 2006 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2006	1,042,450	$5.01	5.3
Granted	—	$—
Canceled	(2,250)	$5.50
Exercised	(310,000)	$4.62

Outstanding at September 30, 2006	730,200	$5.17	4.7	$7,951,878

Exercisable at September 30, 2006	647,350	$4.64	4.3	$7,392,737

Shares issued as a result of stock option exercise generally will be from authorized but previously unissued common stock.
Restricted Stock Awards
The 2006 Plan provides for the award of up to 500,000 shares of Common stock through the granting of stock options or stock awards to key employees and directors. The awards will be fully vested at the end of the two year period commencing from the date of the grant, unless otherwise determined by the underlying restricted stock agreement. The fair value of each award is equal to the fair market value of the Company’s common stock on the date of grant.
A non-employee director is automatically awarded 3,500 fully vested shares of the Company’s Common stock on each date the outside director is elected at an annual shareholders’ meeting to serve as a director.
Subsequent to the approval of the 2006 Plan in May, the outside directors were granted a total of 17,500 fully vested restricted stock awards. The weighted average fair value of these restricted stock grants was $23.68.
Compensation expense recorded by the Company related to restricted stock awards was approximately $414,000 for the nine months ended September 30, 2006.
A summary of the restricted stock activity as of September 30, 2006 is presented below.

Weighted
Average
		Weighted	Remaining
	Restricted	Average	Contractual	Aggregate
	Shares	Fair Value	Term	Fair Value

Outstanding at January 1, 2006	—	$—		$—
Granted	17,500	$23.68		$414,400
Vested	(17,500)	$23.68		$(414,400)
Canceled	—	$—		$—

Outstanding at September 30, 2006	—	$—	—	$—

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
The Trustees of the Colorado Contractors Trust (Trust) filed suit on November 3, 2005 in the District Court, County of Denver, CO against the Company, its bonding company, the general contractor and the general contractor’s bonding companies alleging that a supplier which the Company used in connection with a project in the Denver, CO area, failed to pay the Trust required contributions for employee health coverage. The Company settled with the Trust for $102,500 in May 2006.
At September 30, 2006 the Company had outstanding letters of credit of approximately $10,846,000.

11. BUSINESS SEGMENTS
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products. The following tables illustrate revenues and profits of the Company by segment:

	Three Months Ended,		Nine Months Ended,
	September 30, 2006		September 30, 2006
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit

Rail products	$45,833	$1,354	$139,737	$5,862
Construction products	44,195	3,880	124,048	7,066
Tubular products	5,840	986	15,551	1,482

Total	$95,868	$6,220	$279,336	$14,410

	Three Months Ended,		Nine Months Ended,
	September 30, 2005		September 30, 2005
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit

Rail products	$38,167	$406	$123,688	$4,146
Construction products	46,578	2,442	109,383	2,231
Tubular products	6,170	1,181	16,189	2,102

Total	$90,915	$4,029	$249,260	$8,479

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2005.
The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Income for reportable segments	$6,220	$4,029	$14,410	$8,479
Cost of capital for reportable segments	3,779	3,299	10,974	8,661
Interest expense	(892)	(778)	(2,415)	(1,775)
Other income	322	478	1,186	1,205
Corporate expense and other unallocated charges	(4,354)	(3,808)	(12,906)	(10,026)

Income from continuing operations before income taxes	$5,075	$3,220	$11,249	$6,544

12. COMPREHENSIVE INCOME
Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Net income	$3,698	$2,348	$10,564	$4,574
Unrealized derivative gains on cash flow hedges	12	—	17	—

Comprehensive income	$3,710	$2,348	$10,581	$4,574

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
During 2005, the Company had one LIBOR-based interest rate collar agreement remaining. This agreement became effective in March 2001 and expired in March 2006, had a notional value of $15,000,000, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the agreement had the option, which was exercised on March 6, 2005, to convert the collar to a one year, fixed-rate instrument with interest payable at an annual rate of 5.49%.
With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these instruments in its consolidated statements of operations. During the third quarter of 2005, the Company recognized income of $94,000 to adjust these instruments to fair value. The remaining interest rate collar expired in March 2006. For the nine months ended September 30, 2006 and 2005, the Company recognized income of $29,000 and $319,000, respectively, to adjust these instruments to fair value.
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
During the first quarter of 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was a liability of $24,000 as of September 30, 2006 and is recorded in “Other Long-Term Liabilities.”
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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans,” (SFAS 158) an amendment of SFAS no. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106.” SFAS 158 requires an employer to recognize a benefit plan’s funded status in its statement of financial position, measure a benefit plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in the benefit plan’s funded status in other comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and the new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that SFAS 158 will have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a significant effect on the Company’s financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation applies to all open tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a significant effect on the Company’s financial position or results of operations.
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” and related interpretations (SFAS No. 123R) using the modified prospective method and accordingly has not restated prior period results. SFAS No. 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.
As a result of adopting SFAS No. 123R, the Company recorded stock compensation expense of $0.2 million for the nine months ended September 30, 2006. The related deferred tax benefit was $0.1 million.
At September 30, 2006, there was $0.3 million of compensation expense related to nonvested awards which is expected to be recognized over a weighted-average period of 1.7 years. The impact of the adoption of SFAS No. 123R on both basic and diluted earnings per share for the three months ended September 30, 2006 was less than $0.01 per share. The impact of the adoption of SFAS No. 123R on basic and diluted earnings per share for the nine months ended September 30, 2006 was a reduction of $0.01 per share.
Prior to the adoption of SFAS No. 123R, the Company accounted for stock options to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. We also provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures”. As a result, no expense was reflected in net income for the three and nine month periods ended September 30, 2005 for stock options.
Shares issued as a result of stock option exercise or restricted stock awards generally will be authorized but previously unissued common stock.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

		(Dollars in thousands)
Net Sales:
Rail Products	$45,833	$38,167	$139,737	$123,688
Construction Products	44,195	46,578	124,048	109,383
Tubular Products	5,840	6,170	15,551	16,189

Total Net Sales	$95,868	$90,915	$279,336	$249,260

Gross Profit:
Rail Products	$5,024	$3,623	$16,554	$13,675
Construction Products	7,951	6,180	19,266	12,782
Tubular Products	1,496	1,664	3,085	3,519
Other	(581)	(631)	(1,766)	(1,668)

Total Gross Profit	13,890	10,836	37,139	28,308

Expenses:
Selling and administrative expenses	8,245	7,316	24,661	21,194
Interest expense	892	778	2,415	1,775
Other income	(322)	(478)	(1,186)	(1,205)

Total Expenses	8,815	7,616	25,890	21,764

Income from Continuing Operations Before Income Taxes	5,075	3,220	11,249	6,544
Income Tax Expense	1,635	1,013	3,524	2,125

Income from Continuing Operations	3,440	2,207	7,725	4,419

Discontinued Operations:
Income From Discontinued Operations	495	206	3,196	232
Income Tax Expense	237	65	357	77

Income From Discontinued Operations	258	141	2,839	155

Net Income	$3,698	$2,348	$10,564	$4,574

Gross Profit %:
Rail Products	11.0%	9.5%	11.8%	11.1%
Construction Products	18.0%	13.3%	15.5%	11.7%
Tubular Products	25.6%	27.0%	19.8%	21.7%
Total Gross Profit	14.5%	11.9%	13.3%	11.4%
Third Quarter 2006 Results of Operations
Income from continuing operations for the third quarter of 2006 was $3.4 million ($0.32 per diluted share) on net sales of $95.9 million. This compares favorably to the third quarter of 2005 which was $2.2 million ($0.21 per diluted share) on net sales of $90.9 million.
Including income from discontinued operations (the Company’s former Geotechnical division) of $0.3 million ($0.02 per diluted share), net income for the third quarter of 2006 was $3.7 million ($0.34 per diluted share). During the same period in 2005, the Company had net income of $2.3 million ($0.22 per diluted share) which included income from discontinued operations of $0.1 million ($0.01 per diluted share).
Net sales for the Company increased $5.0 million, or 5.4%, compared to the prior year third quarter. Rail segment’s sales increased 20.1% primarily due to increases in sales of new rail distribution products and concrete tie sales. Construction products’ net sales decreased 5.1% due mainly to a decrease in piling sales as a result of project delays at various sites preventing the delivery of material. Tubular products’ sales decreased 5.3% because of a decline in coated pipe volume in comparison to the third quarter of 2005.
The Company’s gross profit margin increased 2.6 percentage points to 14.5% compared to last year’s third quarter. Rail products’ profit margin increased 1.5 percentage points to 11.0%. This increase was the result of improved billing margins primarily for concrete ties and the result of favorable steel costs on change-outs for relay rail jobs. Construction products’ gross profit margin increased 4.7 percentage points to 18.0% as a result of improved performance by all product lines within the segment. Tubular products’ gross profit margin declined by 1.4 percentage points due primarily to product mix.
Selling and administrative expenses increased 12.7% from the same prior year period due to increases in employee related costs and benefit expenses. Interest expense rose 14.7% from the prior year period due principally to increased interest rates. Other income decreased $0.2 million compared to last year’s third quarter. Income taxes in the third quarter were recorded at approximately 32.2% compared to 31.5% a year ago for continuing operations.
First Nine Months of 2006 Results of Operations
For the first nine months of 2006, income from continuing operations was $7.7 million ($0.72 per diluted share) on net sales of $279.3 million. This compares favorably to the first nine months of 2005 which was $4.4 million ($0.42 per diluted share) on net sales of $249.3 million.
Including income from discontinued operations (the Company’s former Geotechnical division) of $2.8 million ($0.26 per diluted share), which includes a gain on the sale of the division of approximately $3.0 million, net income for the first nine months of 2006 was $10.6 million ($0.98 per diluted share). During the same period in 2005, the Company had net income of $4.6 million ($0.44 per diluted share) which included income from discontinued operations of $0.2 million ($0.01 per diluted share).
The Company’s net sales increased $30.1 million, or 12.1%, compared to the first nine months of 2005. Rail segment net sales increased 13.0% primarily due to an increase in concrete tie sales. Additional contributions to the increase were from welded rail projects, relay rail and transit products. Construction products’ net sales increased 13.4% primarily because of increased sheet piling sales due to strong demand and the availability of new sections during the entire first nine months of 2006. Fabricated Products and the Concrete Buildings division also contributed increases in sales. Lower volumes of coated pipe were responsible for the Tubular products’ sales decrease of 3.9% in comparison to the first nine months of 2005.
The Company’s gross profit margin increased 1.9 percentage points to 13.3% compared to 11.4% for the first nine months of 2005. Rail products’ profit margin increased 0.8 percentage points to 11.8% resulting from improved billing margins primarily for concrete ties. Construction products’ gross profit margin increased 3.8 percentage points to 15.5% as a result of improved performance by all product lines within the segment. Tubular products’ gross profit margin declined by 1.9 percentage points due to competitive pressure on threaded products’ margins.
Selling and administrative expenses increased 16.4% over the first three quarters of 2005 due to increases in employee related costs and benefit expenses as well as fees for professional services. Interest expense increased 36.1% from the prior year period due principally to increased interest rates and increased borrowings. The increase in borrowings is due primarily to the Company’s expenditures for new facilities in Tucson, AZ and Pueblo, CO and the facility expansion at Grand Island, NE, as well as working capital requirements related to increased activity levels. Income taxes in the first nine months of 2006 were recorded at approximately 31.3% compared to 32.5% a year ago for continuing operations.
Liquidity and Capital Resources
The Company’s capitalization is as follows:
Debt:

	September 30,	December 31,
In millions	2006	2005

Revolving Credit Facility	$30.6	$20.8
Capital Leases and Interim Lease Financing	17.4	13.4
Other (primarily revenue bonds)	2.6	2.7

Total Debt	50.6	36.9

Equity	94.8	80.0

Total Capitalization	$145.4	$116.9

Debt as a percentage of capitalization (debt plus equity) increased to 35%, at September 30, 2006, from 32% at year-end 2005, as a result of the aforementioned expansion efforts. Working capital was $72.5 million at September 30, 2006 compared to $56.1 million at December 31, 2005. Trade accounts receivable increased $6.3 million, principally due to increased sales volumes. Inventory increased $13.4 million due to increased rail inventory and to a lesser extent increased piling inventory.
The Company’s liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. The following table summarizes the year-to-date impact of these items:

	September 30,
In millions	2006	2005

Liquidity needs:
Working capital and other assets and liabilities	($19.2)	($22.9)
Capital expenditures, net of asset sales	(12.8)	(9.4)
Scheduled repayments of long-term debt	(0.8)	(0.5)
Cash interest	(2.5)	(1.5)

Net liquidity requirements	(35.3)	(34.3)

Liquidity sources:
Internally generated cash flows before interest	14.7	8.5
Credit facility activity	9.8	17.9
Equity transactions	4.1	0.9
Discontinued operations	6.8	1.6
Other	2.1	8.5

Net liquidity sources	37.5	37.4

Net Change in Cash	$2.2	$3.1

Capital expenditures were $12.8 million for the first nine months of 2006 compared to $9.4 million for the same 2005 period. The Company anticipates its total capital spending in 2006 will range from $14.0 to $15.0 million, largely in connection with the construction of the Company’s new facilities. These expenditures will be funded by cash flow from operations and available external financing sources.
The Company has a five-year revolving credit facility agreement which expires in May 2010 and provides for up to $75.0 million in borrowings to support the Company’s working capital and other liquidity requirements. Borrowings under the agreement are secured by substantially all the trade receivables and inventory owned by the Company, and are limited to 85% of eligible receivables and 60% of eligible inventory.
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
Long-term revolving credit agreement borrowings at September 30, 2006 were $30.6 million, an increase of $9.8 million from December 31, 2005. At September 30, 2006, remaining available borrowings under this facility were approximately $24.9 million. Outstanding letters of credit at September 30, 2006 were approximately $10.8 million. The letters of credit have expiration dates ranging from October 2006 to May 2010. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.
The agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for capital expenditures; however, expenditures up to $20.0 million for plant construction and refurbishment related to the Company’s concrete tie supply agreement are excluded from these covenants. The agreement also includes a minimum net worth covenant and restricts investments, indebtedness, and the sale of certain assets. As of September 30, 2006, the Company was in compliance with the agreement’s covenants.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2005 is included in “Liquidity and Capital Resources” section of the Company’s 2005 Annual Report filed on Form 10-K. During the first nine months of 2006, the Company increased its outstanding letters of credit to $10.8 million to accommodate inventory purchases in foreign markets. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.
Dakota, Minnesota & Eastern Railroad
The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controls over 2,500 miles of track in eight states.
At September 30, 2006, the Company’s investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable recorded for accrued dividend income on Preferred Stock of approximately $7.4 million. The Company’s ownership in the DM&E is approximately 13.4%.
In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends are not paid timely, dividends accrue at an accelerated rate until those dividends are paid. In addition, penalty interest accrues and compounds annually until such dividends are paid. Subsequent issuances of Series C, C-1, and D Preferred Stock have all assumed distribution priority over the previous series, with series D not redeemable until 2008. As subsequent preferred series were issued, the Company, based on its own estimate of future cash flows, stopped recording the full amount due on all preferred series given the delay in anticipated realization of the receivable and the priority of redemption of the various issuances. The amount of dividend income not recorded was approximately $6.3 million at

September 30, 2006. The Company will recognize this income when supported by a change in cash flow estimates, upon redemption of the respective issuances, or payment of the dividends.
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
If the Project proves to be viable, management believes that the value of the Company’s investment in the DM&E could increase significantly. Even if the Project does not come to fruition, management believes that the value of the Company’s investment is more than supported by the DM&E’s existing business.
In December 2003, the DM&E received a Railroad Rehabilitation and Improvement Financing (RRIF) Loan in the amount of $233.0 million from the Federal Railroad Administration. Funding provided by the 25-year loan was used to refinance debt and upgrade infrastructure along parts of its existing route.
In November, 2005, the DM&E announced that it had applied to the Federal Railroad Administration (FRA) for a RRIF loan totaling approximately $2.5 billion to build and rehabilitate approximately 1,300 miles of railroad in four states. The loan package is intended to fund four separate projects, including a 900-mile project which encompasses the Project. Various groups have indicated their opposition to the DM&E’s application for this FRA loan.
Outlook
Our CXT Rail operation and Allegheny Rail Products division are dependent on the Union Pacific Railroad (UPRR) for a significant portion of their business. Subsequent to the January 2005 execution of a concrete tie supply agreement with UPRR, we installed new tie-manufacturing equipment at our Grand Island, NE facility and commenced production of concrete ties in September 2005. During the third quarter of 2006, the facility produced 27% more concrete ties over last year when we were running older equipment at maximum capacity. The UPRR has agreed to purchase ties from the Grand Island facility through December 2010. In addition to upgrading the Grand Island facility, we are in the process of completing a new concrete tie manufacturing facility in Tucson, AZ to add capacity in order to meet the requirements of the agreement mentioned above. Despite construction delays attributable to permitting and other issues, the facility has commenced commissioning. The UPRR has agreed to purchase concrete ties from the Tucson facility through December 2012.
In November 2005, we purchased a 55,000 square foot facility in Pueblo, CO. We manufacture insulated rail joints, which were previously outsourced to an exclusive supplier, and assemble rail lubricators at the new facility. Although delays have been experienced at this facility, production levels are currently where we had originally anticipated.
Certain of our businesses, especially our Fabricated Products group, have been hampered with low volumes and margins due to the delay in passing a new Federal highway and transportation funding bill. This legislation, SAFETEA-LU, authorizes $286 billion for United States transportation spending through September 2009. We do not expect this legislation to have a positive impact on the financial results of these businesses in 2006.

Although backlog is not necessarily indicative of future operating results, total Company backlog from continuing operations at September 30, 2006, was approximately $170.8 million. The following table provides the backlog from continuing operations by business segment:

	Backlog
	September 30,	December 31,	September 30,
(In thousands)	2006	2005	2005

Rail Products	$88,079	$56,567	$46,709
Construction Products	70,815	42,156	55,396
Tubular Products	11,896	1,514	3,312

Total from Continuing Operations	$170,790	$100,237	$105,417

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
With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these instruments in its consolidated statements of operations. During the third quarter of 2005, the Company recognized income of $94,000 to adjust these instruments to fair value. The remaining interest rate collar expired in March 2006. For the nine months ended September 30, 2006 and 2005, the Company recognized income of $29,000 and $319,000, respectively, to adjust these instruments to fair value.
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
During the first quarter of 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was a liability of $24,000 as of September 30, 2006 and is recorded in “Other Long-Term Liabilities.”
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
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
     Unless marked by an asterisk, all exhibits are incorporated by reference:
3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2	Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002.

4.0	Rights Amendment, dated as of May 15, 1997, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

4.1	Rights Amendment, dated as of October 24, 2006, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4B to Form 8-K on October 27, 2006.

10.0	Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A, LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.

10.0.1	First Amendment to Revolving Credit and Security Agreement dated September 13, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.1 to Form 8-K on September 14, 2005.

10.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

10.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.

10.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

10.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

10.12.5	Sixth Amendment dated May 9, 2006 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2006.

10.13	Lease between CXT Incorporated and Crown West Realty, LLC., dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

10.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2002.

10.14	Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.

10.15	Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.15.1	Industry Track Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15.1 to Form 10-Q for the quarter Ended June 30, 2005.

10.17	Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2002.

	10.19	Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

	10.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 2006.

	10.20	Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

^	10.21	Agreement for Purchase and Sales of Concrete Railroad Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.

^	10.21.1	Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.

	10.22	Manufacturing Agreement between CXT Incorporated and Grimbergen Engineering & Projects, B.V. dated January 24, 2005, and filed as Exhibit 10.22 to Form 10-K for the year ended December 31, 2004.

	10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, and filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

	10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005. **

	10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **

	10.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan, filed as Exhibit 10.34.1 to Form 8-K on May 31, 2006. **

	10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005. **

	10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2005. **

*	10.46	Leased Vehicle Plan as amended and restated on October 1, 2006. **

	10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2005, filed as Exhibit 10.51 to Form 8-K on December 8, 2005. **

	10.52	Outside Directors’ Stock Award Plan, filed as Exhibit 10.52 to Form 10-K for the year ended December 31, 2002. **

	10.52.1	Termination of Outside Directors’ Stock Award Plan, effective May 24, 2006, filed as Exhibit 10.52.1 to Form 8-K on May 31, 2006. **

	10.53	Directors’ resolution dated May 24, 2006 under which outside directors’ compensation was established, filed as Exhibit 10.53 to Form 8-K on May 31, 2006. **

	10.55	Management Incentive Compensation Plan for 2006, filed as Exhibit 10.55 to Form 8-K on March 8, 2006. **

	10.56	2005 Three Year Incentive Plan, filed as Exhibit 10.56 to Form 8-K on May 31, 2005. **

	10.57	2006 Omnibus Incentive Plan, effective May 24, 2006, filed as Exhibit 10.57 to From 8-K on May 31, 2006. **

	10.58	Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **

	19	Exhibits marked with an asterisk are filed herewith.

*	31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of this exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY (Registrant)
Date: November 3, 2006	By:	/s/ David J. Russo
David J. Russo
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer of Registrant)