Form 10-K
period 2006-12-31
FOSTER L B CO
filed 2007-03-15
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-10436
L. B. FOSTER COMPANY
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1324733
(State of Incorporation)	(I.R.S. Employer Identification No.)

415 Holiday Drive, Pittsburgh, Pennsylvania	15220 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(412) 928-3417

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.01	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $245,821,716.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2007

Common Stock, Par Value $0.01	10,552,745 shares

Documents Incorporated by Reference:

Portions of the Proxy Statement prepared for the 2007 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12 and 14 of Part III.

PART I

ITEM 1.	BUSINESS

Summary Description of Businesses

L. B. Foster Company is a leading manufacturer, fabricator and distributor of products and services for the rail, construction, energy and utility markets. As used herein, “Foster” or the “Company” means L. B. Foster Company and its divisions and subsidiaries, unless the context otherwise requires.

For rail markets, Foster provides a full line of new and used rail, trackwork, and accessories to railroads, mines and industry. The Company also designs and produces concrete railroad ties, insulated rail joints, power rail, track fasteners, coverboards and special accessories for mass transit and other rail systems worldwide.

For the construction industry, the Company sells steel sheet piling, H-bearing piling, pipe piling and provides rental sheet piling for foundation requirements. In addition, Foster supplies fabricated structural steel, bridge decking, bridge railing, expansion joints, precast concrete buildings and other products for highway construction and repair.

For tubular markets, the Company supplies pipe coatings for natural gas pipelines and utilities. The Company also produces threaded pipe products for industrial water well and irrigation markets and sells micropiles for construction foundation repair and slope stabilization.

The Company classifies its activities into three business segments: Rail products, Construction products, and Tubular products. Financial information concerning the segments is set forth in Item 8, Note 19. The following table shows for the last three fiscal years the net sales generated by each of the current business segments as a percentage of total net sales.

	Percentage of
	Net Sales
	2006	2005	2004

Rail Products	49%	49%	53%
Construction Products	46%	45%	41%
Tubular Products	5%	6%	6%

	100%	100%	100%

RAIL PRODUCTS

L. B. Foster Company’s rail products include heavy and light rail, relay rail, concrete ties, insulated rail joints, rail accessories and transit products. The Company is a major rail products supplier to industrial plants, contractors, railroads, mines and mass transit systems.

The Company sells heavy rail mainly to transit authorities, industrial companies, and rail contractors for railroad sidings, plant trackage, and other carrier and material handling applications. Additionally, the Company sells some heavy rail to railroad companies and to foreign buyers. The Company sells light rail for mining and material handling applications.

Rail accessories include trackwork, ties, track spikes, bolts, angle bars and other products required to install or maintain rail lines. These products are sold to railroads, rail contractors, industrial customers, and transit agencies and are manufactured within the Company or purchased from other manufacturers.

The Company’s Allegheny Rail Products (ARP) division engineers and markets insulated rail joints and related accessories for the railroad and mass transit industries. Insulated joints are manufactured at the Company’s facilities in Pueblo, CO and Niles, OH.

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

The Company’s CXT subsidiary manufactures engineered concrete railroad ties for the railroad and transit industries at its facilities in Spokane, WA, Grand Island, NE and Tucson, AZ.

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

Other construction products consist of precast concrete buildings, sold principally to national and state parks, and fabricated highway products. Fabricated highway products consist principally of fabricated structural steel, bridge decking, aluminum and steel bridge rail and other bridge products, which are fabricated by the Company. The major purchasers of these products are contractors for state, municipal and other governmental projects.

Sales of the Company’s construction products are partly dependent upon the level of activity in the construction industry. Accordingly, sales of these products have traditionally been somewhat higher during the second and third quarters than during the first and fourth quarters of each year. However, sales were unusually strong during the fourth quarter of 2006 due to various factors including mild weather that allowed more construction projects to proceed.

TUBULAR PRODUCTS

The Company provides fusion bond and other coatings for corrosion protection on oil, gas and other pipelines. The Company also supplies special pipe products such as water well casing, column pipe, couplings, and related products for agricultural, municipal and industrial water wells. In addition, the Company sells micropiles for construction foundation repair and slope stabilization.

MARKETING AND COMPETITION

L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States through a national sales force of 66 people, including outside sales, inside sales, and customer service representatives. The Company maintains 14 sales offices and 15 warehouses, plant and yard facilities located throughout the country. During 2006, approximately 5% of the Company’s total sales were for export.

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

RAW MATERIALS AND SUPPLIES

Most of the Company’s inventory is purchased in the form of finished or semi-finished product. With the exception of relay rail which is purchased from railroads or rail take-up contractors, the Company purchases most of its inventory from domestic and foreign steel producers. There are few domestic suppliers of new rail products and the Company could be adversely affected if a domestic supplier ceased making such material available to the Company. Additionally, the Company has an agreement with a steel mill to distribute steel sheet piling and H-bearing pile in North America. The Company also purchases cement and aggregate used in its concrete railroad tie and precast concrete building businesses from a variety of suppliers.

The Company’s purchases from foreign suppliers are subject to the usual risks associated with changes in international conditions and to United States laws which could impose import restrictions on selected classes of products and anti-dumping duties if products are sold in the United States below certain prices.

BACKLOG

The dollar amount of firm, unfilled customer orders at December 31, 2006 and 2005 by segment follows:

	December 31,
	2006	2005
	In thousands

Rail Products	$64,113	$56,567
Construction Products	66,145	42,156
Tubular Products	11,092	1,514

	$141,350	$100,237

Construction segment backlog presented in the above table excludes backlog related to the Company’s former Geotechnical division, which was classified as a discontinued operation in 2006, see “2006 Developments.” There was no backlog related to this division at December 31, 2006. Backlog related to this division in 2005 was $29.2 million.

Approximately 3% of the December 31, 2006 backlog is related to projects that will extend beyond 2007.

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

EMPLOYEES AND EMPLOYEE RELATIONS

The Company has 665 employees, of whom 425 are hourly production workers and 240 are salaried employees. Approximately 177 of the hourly paid employees are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

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

Forward looking statements include known and unknown risks and uncertainties. Actual future results may differ greatly from these statements and expectations that we express in this report. We encourage all readers to carefully consider the Risk Factors below and all the information presented in our 2006 Annual Report on Form 10-K and caution you not to rely unduly on any forward looking statements.

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

Customer Reliance

Foster could be adversely affected by changes in the business or financial condition of a customer or customers. A significant downturn in the business or financial condition of a customer or customers could impact our results of operations and/or financial condition.

The Company’s CXT Rail operation and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. The CXT Rail operation was awarded a long-term contract, from this Class I railroad, for the supply of prestressed concrete railroad ties. CXT expanded and modernized its Grand Island, NE plant in 2005, and completed construction of a new facility in Tucson, AZ during 2006 to accommodate the contract’s requirements. The Class I railroad has agreed to purchase minimum annual quantities from the Grand Island, NE facility through December 2010, and the Tucson, AZ facility through December 2012.

A substantial portion of the Company’s operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Certain of our businesses, especially our Fabricated Products group, have been hampered with low volumes and margins in 2005 and 2004. While we experienced significant improvement in 2006, the backlog for this business remains weak.

Supplier Reliance

In certain of our distributed products businesses, we rely on one or two suppliers for key products that we sell to our customers. A significant downturn in the business of one of these suppliers, a disruption in their manufacturing operations, an unwillingness to continue to sell to us or a disruption in the availability of existing and new piling and rail products could adversely impact our financial results.

Raw material costs and availability

Most of Foster’s businesses utilize steel as a significant product component. The steel industry is cyclical and prices as well as availability are subject to international market forces. We also use significant amounts of cement and aggregate in our concrete railroad tie and our precast concrete building businesses. Cement and aggregate prices have been increasing over recent years. This has not yet had a significant impact on the Company, but it could present problems for our facility in Tucson, AZ. Our financial results could be adversely affected if prices or availability of these materials were to change in a significantly unfavorable manner.

New Facilities

Failure to successfully implement an efficient manufacturing operation at either of the Company’s new facilities in Tucson, AZ or Pueblo, CO in a cost effective manner would make it difficult for the Company to earn an appropriate return on its investments.

Value of our investment in the DM&E Railroad

We maintain an ownership interest of approximately 13.4% in the Dakota, Minnesota & Eastern Railroad (DM&E), a privately held regional railroad that controls over 2,500 miles of track in eight states. More information on the DM&E can be found on page 24. The Company believes that the value of its investment in the DM&E is significantly higher than the basis inherent in its consolidated balance sheet which is the original cost of the investment plus accrued dividends. The Company further believes that should the Powder River Basin Project discussed on page 25 come to fruition, the value should increase further. There is no assurance, however, that the Project will be built.

Union Workforce and Labor Relations

Three of the Company’s manufacturing facilities are staffed by employees represented by labor unions. These 177 employees are currently working under two separate collective bargaining agreements that expire in September 2007 and March 2008. We may not be able to successfully negotiate the renewal of these agreements. Additionally, the existing collective bargaining agreements may not prevent a work stoppage at L. B. Foster’s facilities.

Legal Contingencies

Changes in our expectations of the outcome or the actual outcome of certain legal actions could vary materially from our current expectations and adversely affect our financial results and/or financial condition.

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

The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company’s business using the properties, are set forth in the following table:

			Business	Lease
Location	Function	Acres	Segment	Expires

Bedford, PA	Bridge component fabricating plant.	10	Construction	Owned
Birmingham, AL	Pipe coating facility.	32	Tubular	2007
Georgetown, MA	Bridge component fabricating plant.	11	Construction	Owned
Grand Island, NE	CXT concrete tie plant.	9	Rail	2010
Hillsboro, TX	Precast concrete facility.	9	Construction	2012
Houston, TX	Casing, upset tubing, threading, heat treating and painting. Yard storage.	65	Tubular, Rail and Construction	Owned
Niles, OH	Rail fabrication. Trackwork manufacturing. Yard storage.	35	Rail	Owned
Petersburg, VA	Piling storage facility.	48	Construction	Owned
Pueblo, CO	Rail joint manufacturing and lubricator assembly.	9	Rail	Owned
Spokane, WA	CXT concrete tie plant.	13	Rail	2008
Spokane, WA	Precast concrete facility.	5	Construction	2012
Tucson, AZ	CXT concrete tie plant.	19	Rail	2012

The lease covering the Birmingham, AL pipe coating facility expires in July 2007. The Company anticipates that this lease will be extended prior to its expiration during 2007.

Including the properties listed above, the Company has 14 sales offices, including its headquarters in Pittsburgh, PA, and 15 warehouses, plant and yard facilities located throughout the country. The Company’s facilities are in good condition.

ITEM 3.	LEGAL PROCEEDINGS

In 2000, the Company’s subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Due to a variety of factors, including deficiencies in the owner’s project specifications, certain panels have deteriorated and the owner has replaced all of the panels provided by the subsidiary. The general contractor and the owner are currently engaged in dispute resolution procedures, which we believe will be resolved in 2007. The administrative judge did, however, find that the general contractor was liable to the owner for, among other matters, alleged defects in the panels and that the new estimated damages connected with the panels ranged from approximately $2.1 to $2.5 million. A final administrative hearing is scheduled for April 2007 to assess damages. The general contractor has notified the Company that, depending on the outcome of these proceedings, it may file a suit against the Company’s subsidiary. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit.

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

Name	Age	Position

Lee B. Foster II	60	Chairman of the Board
Stan L. Hasselbusch	59	President and Chief Executive Officer
Merry L. Brumbaugh	49	Vice President — Tubular Products
Samuel K. Fisher	54	Senior Vice President — Rail
Donald L. Foster	51	Senior Vice President — Construction Products
John F. Kasel	42	Senior Vice President — Operations and Manufacturing
Brian H. Kelly	47	Vice President — Human Resources
Gregory W. Lippard	38	Vice President — Rail Product Sales
Linda K. Patterson	57	Controller
David J. Russo	48	Senior Vice President, Chief Financial Officer and Treasurer
David L. Voltz	54	Vice President, General Counsel and Secretary

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

Mr. Kelly was elected Vice President, Human Resources in October 2006 after joining the organization in September 2006. Prior to joining the Company, Mr. Kelly headed Human Resources for 84 Lumber Company from

June 2004. Previously, he served as a Director of HR for American Greetings Corp from June 1994 to June 2004, and he began his career with Nabisco in 1984, serving in progressively responsible generalist HR positions in both plants and the headquarters.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market Information

The Company had 583 common shareholders of record on January 31, 2007. Common stock prices are quoted daily through the NASDAQ Global Select Market quotation service (Symbol FSTR). The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:

	2006		2005
Quarter	High	Low	High	Low

First	$19.90	$14.59	$9.51	$8.85
Second	26.15	18.93	9.89	8.71
Third	26.73	16.06	14.49	9.27
Fourth	25.91	16.43	15.75	12.41

Dividends

No cash dividends were paid on the Company’s Common stock during 2006 and 2005, and the Company has no plan to pay dividends in the foreseeable future. The Company’s ability to pay cash dividends is limited by its revolving credit agreement.

Performance Graph

The following table compares total shareholder returns for the Company over the last five years to the NASDAQ Composite Index and the Company’s Peer Group assuming a $100 investment made on December 31, 2001. The Company’s Peer Group is composed of Michael Baker Corp., A.M. Castle & Co., Greenbriar Cos., Inc., Hanson PLC, Northwest Pipe Co, Oregon Steel Mills Inc., Texas Industries Inc. and Wabtec Corporation. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among L.B. Foster Company, The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
L.B. FOSTER COMPANY	100.00	96.44	144.44	211.56	330.53	575.78
NASDAQ COMPOSITE INDEX	100.00	71.97	107.18	117.07	120.50	137.02
PEER GROUP	100.00	60.09	93.38	106.49	157.39	195.47

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities		Number of Securities Remaining
	to be Issued upon	Weighted-Average	Available for Future Issuance
	Exercise of	Exercise Price of	under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	( a )	( b )	( c )

Equity compensation plans approved by shareholders	708,950	$5.20	526,875
Equity compensation plans not approved by shareholders	—	—	—

Total	708,950	$5.20	526,875

The Company awarded shares of its common stock to its outside directors on a biannual basis from June 2000 through January 2003 under an arrangement not approved by the Company’s shareholders. A total of 22,984 shares of common stock was so awarded and this program has been terminated. At the Company’s 2003 Annual Shareholders’ Meeting, a new plan was approved by the Company’s shareholders under which outside directors receive 2,500 shares of the Company’s common stock at each annual shareholder meeting at which such outside director is elected or re-elected, commencing with the Company’s 2003 Annual Shareholders’ Meeting. Through 2005 there were 30,000 shares issued under this plan. This plan was discontinued on May 24, 2006 when the Company’s shareholders approved the 2006 Omnibus Incentive Plan. Under the 2006 Omnibus Incentive Plan, non-employee directors automatically are awarded 3,500 shares of the Company’s common stock at each annual shareholder meeting at which such non-employee director is elected or re-elected, commencing May 24, 2006.

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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
Income Statement Data	2006(1)(2)	2005(2)(3)	2004(2)(4)	2003(2)(5)	2002(2)(6)
	(All amounts are in thousands, except per share data)

Net sales	$389,788	$325,990	$271,209	$238,872	$238,601

Operating profit	$17,934	$8,210	$1,780	$4,685	$2,593

Income (loss) from continuing operations	$10,715	$4,848	$889	$2,097	$(5,292)
Income (loss) from discontinued operations, net of tax	2,815	586	591	1,343	(1,742)
Cumulative effect of change in accounting principle	—	—	—	—	(4,390)

Net income (loss)	$13,530	$5,434	$1,480	$3,440	$(11,424)

Basic earnings (loss) per common share:
Continuing operations	$1.03	$0.48	$0.09	$0.22	$(0.56)
Discontinued operations	0.27	0.06	0.06	0.14	(0.18)
Cumulative effect of change in accounting principle	—	—	—	—	(0.46)

Basic earnings (loss) per common share	$1.30	$0.54	$0.15	$0.36	$(1.20)

Diluted earnings (loss) per common share:
Continuing operations	$0.99	$0.46	$0.09	$0.22	$(0.56)
Discontinued operations	0.26	0.06	0.06	0.14	(0.18)
Cumulative effect of change in accounting principle	—	—	—	—	(0.46)

Diluted earnings (loss) per common share	$1.25	$0.52	$0.14	$0.35	$(1.20)

(1)	2006 includes a $3,005,000 gain from the sale of the Company’s former Geotechnical Division which has been classified as discontinued operations.

(2)	2005 — 2002 have been restated to reflect the classification of the Company’s former Geotechnical Division as discontinued operations.

(3)	2005 includes a benefit of $450,000 due to the release of a valuation allowance related to the Company’s ability to utilize state net operating losses and other state tax incentives prior to their expiration.

(4)	2004 includes a $493,000 gain from the sale of the Company’s former Newport, KY pipe coating machinery and equipment which had been classified as “held for resale”.

(5)	The 2003 results from discontinued operations include the release of a $1,594,000 valuation allowance against foreign net operating losses that was utilized as a result of the dissolution of the Foster Technologies subsidiary.

(6)	2002 includes the following non-cash charges: a $5,050,000 write-off of advances made to a specialty trackwork supplier which were not expected to be recovered; a $1,893,000 charge related to an “other than temporary” impairment of the Company’s equity investment in that trackwork supplier; a $765,000 charge for depreciation expense from assets that had been classified as held for resale, but the sale did not materialize; a $660,000 impairment charge to adjust assets related to the Company’s rail signaling business, classified as a discontinued operation, to their expected fair value; a $4,390,000, net of tax, charge from the cumulative effect of a change in accounting principle as a result of the adoption of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”; and a $2,232,000 charge related to mark-to-market accounting for derivative instruments.

	December 31,
Balance Sheet Data	2006	2005	2004	2003	2002

Total assets	$235,833	$178,868	$134,095	$131,159	$133,984
Working capital	91,462	57,009	46,831	46,844	46,694
Long-term debt	54,273	29,276	17,395	20,858	26,991
Stockholders’ equity	98,033	79,989	73,743	70,544	66,013

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

L. B. Foster Company is a leading manufacturer, fabricator and distributor of products and services for the rail, construction, energy and utility markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.

The Company makes certain filings with the Securities and Exchange Commission (SEC), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge through its website, www.lbfoster.com, as soon as reasonably practicable after they are filed with the SEC. These filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street N.E. Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the internet at www.sec.gov. The Company’s press releases are also available on its website.

Rail Products

The Rail segment is comprised of several manufacturing and distribution businesses that provide a variety of products for railroads, transit authorities, industrial companies and mining applications throughout the Americas. Rail Products has sales offices throughout the United States and frequently bids on rail projects where it can offer products manufactured by the Company as well as products sourced from numerous suppliers. These products may be provided as a package to rail lines, transit authorities and construction contractors which decreases the procurement effort required by customers and provides value added, just in time delivery.

The Rail segment designs and manufactures bonded insulated rail joints and a variety of specialty trackwork, cuts and drills rail, panelizes track for emergency and construction use, and manufactures concrete railroad ties and turnout ties. The Company has concrete tie manufacturing facilities in Spokane, WA, Grand Island, NE, and Tucson, AZ. The Company also has two facilities that design, test and fabricate rail products in Atlanta, GA and Niles, OH.

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

Construction Products

The Construction segment is comprised of the following business units: Piling, Fabricated Products, and Precast Concrete Buildings.

The Piling division, via a sales force deployed throughout the United States, markets and sells piling worldwide. This division offers its customers various types and dimensions of structural beam piling, sheet piling, and pipe piling. These piling products are sourced from various suppliers. The Company is the primary distributor of domestic beam and sheet piling for its primary supplier.

The Fabricated Products unit manufactures a number of fabricated steel and aluminum products primarily for the highway, bridge and transit industries including grid reinforced concrete deck and open steel grid flooring systems, guardrails, and expansion joints and heavy structural steel fabrications.

The Precast Concrete Buildings unit manufactures concrete buildings for national parks as well as numerous state and municipal park authorities. This unit manufactures restrooms, concession stands and other protective storage buildings available in multiple designs, textures and colors. The Company believes it is the leading high-end supplier in terms of volume, product options and capabilities. The buildings are manufactured in Spokane, WA and Hillsboro, TX.

The Geotechnical division engineered and supplied large mechanically stabilized earth retention projects (MSE Walls) and concrete soundwall systems primarily for highway construction projects. Although precasting of this product was usually outsourced to a qualified third party, the Company did manufacture MSE Walls at its facilities in Hillsboro, TX, Spokane, WA and Grand Island, NE. The Company sold this business in February 2006. See “2006 Developments”, below.

Tubular Products

The Tubular segment is comprised of two discrete business units: Coated Pipe and Threaded Products. The Coated Pipe unit, located in Birmingham, AL, coats the outer dimension and, to a lesser extent, the inner dimension of pipe primarily for the oil and gas transmission industries. Coated Pipe partners with its primary customer, a pipe manufacturer, to market fusion bonded epoxy coatings, abrasion resistant coatings and internal linings for a wide variety of pipe dimensions for pipeline projects throughout North America.

The Threaded Products unit, located in Houston, TX, cuts, threads and paints pipe primarily for water well products for the agriculture industry and municipal water authorities. Threaded Products is also in the micro-pile business and threads pipe used in earth and other structural stabilization.

2006 Developments

Pursuant to a concrete tie supply agreement with the Union Pacific Railroad, we received permit approvals in January 2006 necessary to construct a new manufacturing facility in Tucson, AZ. Despite additional delays due to production permitting and other operational issues, the facility has completed its commissioning phase and is producing ties at approximately 60% of capacity.

In February 2006, the Company sold substantially all of the assets of its Geotechnical division for $4.0 million plus the net asset value of the fixed assets, inventory, work in progress and prepaid items, resulting in a gain of approximately $3.0 million. The results of the division have been reclassified as discontinued operations and prior periods have been reclassified to conform with this presentation. Future expenses are expected to be immaterial.

In February 2006, after reviewing public comments on the Supplemental Environmental Impact Statement (SEIS) on the DM&E Project (Project), the Surface Transportation Board (STB) granted its final approval for the Project. Several opponents to the Project have appealed the STB’s final decision to the 8th U.S. Circuit Court of Appeals. The 8th U.S. Circuit Court of Appeals upheld the final decision of the STB to grant final approval for the DM&E Project on December 29, 2006. We maintain a significant investment in the DM&E Railroad. Please see “Dakota, Minnesota & Eastern Railroad” in this MD&A for additional information.

In November 2005, we purchased a 55,000 square foot facility in Pueblo, CO. We are using this site to increase production capacity for our Rail Products businesses. We manufacture insulated rail joints, which were previously outsourced to an exclusive supplier, and assemble lubricators at the new facility. Although minor delays were experienced in 2006, production has commenced and the facility can produce volumes originally anticipated.

Certain of our businesses, especially our Fabricated Products group, have been hampered with low volumes and margins in 2005 and 2004. While we experienced significant improvement in 2006, the backlog for this business remains weak.

Recent Developments

On January 31, 2007, the Federal Railroad Administration (FRA) announced that it had determined that the DM&E Project had met the requirements of the federal environmental review process. The release of the FRA’s final environmental review, known as a Record of Decision, marked the start of a 90-day clock within which the agency had to approve or disapprove the DM&E loan application. On February 26, 2007, the FRA announced that it had denied the DM&E’s loan application for the Project due to the FRA’s opinion that there was an unacceptable degree of risk concerning the DM&E’s ability to repay the loan. As a result of the FRA’s loan application rejection, the ultimate outcome of the Project is uncertain. We believe the DM&E will review various alternatives including financing the Project privately as well as other possible options.

In February 2007, the Company entered into the third amendment to the amended and restated credit agreement with a syndicate of three banks. Under this amendment, borrowings placed in LIBOR contracts will be priced at prevailing LIBOR rates, plus 1.25%. Borrowings placed in other tranches will be priced at the prevailing prime rate minus 1.00%. The amendment permits the Company to use various additional debt instruments to finance capital expenditures, outside of borrowings under the agreement, limited to an additional $10.0 million. The amendment also increased the Company’s permitted annual capital expenditures to $12.0 million.

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

Asset impairment — The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) in order to determine whether or not an asset is impaired. This statement indicates that if the sum of the future expected cash flows associated with an asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset. The Company believes that the accounting estimate related to an asset impairment is a “critical accounting estimate” as it is highly susceptible to change from period to period, because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years. These assumptions impact the amount of an impairment, which would have an impact on the income statement.

Goodwill and other intangible assets — The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) whereby goodwill and intangible assets deemed to have an indefinite life are subject to annual impairment tests. The impairment testing is a two step process. The first step, which is used to identify potential impairment only, compares the fair value of each reporting unit that has goodwill with its carrying value. Since quoted market prices are not readily available for the Company’s reporting units, the Company estimates fair value of the reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step of the process is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment testing must be performed to measure the amount of the impairment loss, if any. Step two requires a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. The resulting fair value is then compared to the carrying value of goodwill. If the implied fair value of the goodwill is lower than the carrying value of goodwill, impairment must be recorded.

The Company believes that the accounting estimates used in this testing are “critical accounting estimates” because the underlying assumptions used for the discounted cash flow can change from period to period affecting the fair value calculation which may have a material impact to the income statement. Management’s assumptions require significant judgments related to anticipated revenues, and other internal and external economic conditions such as growth rate, discount rate and inflation. At December 31, 2006 and 2005, the goodwill on the Company’s balance sheet was $0.4 million.

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

The Company believes that the accounting estimate related to the allowance for bad debts is a “critical accounting estimate” because the underlying assumptions used for the allowance can change from period to period and the allowance could potentially cause a material impact to the income statement. Specific customer circumstances and general economic conditions may vary significantly from management’s assumptions and may impact expected earnings. At December 31, 2006 and 2005, the Company maintained an allowance for bad debts of $1.2 million and $0.9 million, respectively.

Investment in the Dakota, Minnesota & Eastern Railroad — The Company holds investments in the stock of the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), which is recorded on the Company’s consolidated balance sheet at its historical cost of $9.0 million at December 31, 2006. This investment is comprised of Common stock, Series B Preferred Stock and Common stock warrants, Series C Preferred Stock and Common stock warrants, Series C1 Preferred Stock and Common stock warrants, and Series D Preferred Stock and Common stock warrants. The Company also has a receivable for accrued dividend income on these issuances of $7.7 million at December 31, 2006.

The Company, based on its own estimate of future cash flows, is recording only a portion of the amount due on all preferred series given the delay in anticipated realization of the receivable and the priority of redemption of the various issuances. At December 31, 2006 and 2005, the unrecorded dividends were approximately $7.0 million and $5.2 million, respectively. The Company will only recognize this income upon redemption of the respective issuances, or payment of the dividends.

The Company considers the value of its investment in the DM&E to be a critical estimate because the market value of the DM&E stock is not readily determinable. The Company has based much of its assessment on information provided by the DM&E and is not able to independently verify such information, as the DM&E is a privately-held entity. Management believes, however, the fair value of this investment exceeds its carrying amount.

Product Liability — The Company maintains a current liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales. For long-term construction products, a liability is established when the claim is known and quantifiable. The product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims. The Company believes that this is a “critical accounting estimate” because the underlying assumptions used to calculate the liability can change from period to period. At December 31, 2006 and 2005, the product liability was $1.6 million and $0.5 million, respectively.

Slow-Moving Inventory — The Company maintains reserves for slow-moving inventory. These reserves, which are reviewed and adjusted routinely, take into account numerous factors such as quantities-on-hand versus turnover, product knowledge, and physical inventory observations. The Company believes this is a “critical accounting estimate” because the underlying assumptions used in calculating the reserve can change from period to period and could have a material impact on the income statement. At December 31, 2006 and 2005, the reserve for slow-moving inventory was $2.3 million and $1.7 million, respectively.

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

The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the plan’s investment mix and the forecasted rates of return on these types of securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized actuarial gains or losses are amortized in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87). The expected long-term rate of return determined by the Company for 2006 and 2005 was 7.75%. Pension expense increases as the expected long-term rate of return decreases.

The assumed discount rate reflects the current rate at which the pension benefits could effectively be settled. In estimating that rate, SFAS 87 requires that the Company looks to rates of return on high quality, fixed income investments. The Company’s pension liability increases as the discount rate is reduced. Therefore, the decline in the assumed discount rate has the effect of increasing the Company’s pension obligation and future pension expense. The assumed discount rate used by the Company was 5.75% for 2006 and 2005.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158). SFAS 158 required the Company to recognize the funded status of its defined benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition assets remaining from the initial adoption of SFAS 87.

Deferred Tax Assets — The recognition of deferred tax assets requires management to make judgments regarding the future realization of these assets. As prescribed by SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood more than 50%) that some portion or all of the deferred tax assets will not be realized. SFAS 109 requires management to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. Determination of whether the positive evidence outweighs the negative and quantification of the valuation allowance requires management to make estimates and judgments of future financial results. The Company believes that these estimates and judgments are “critical accounting estimates”.

See Note 14, “Income Taxes”. The Company’s ability to realize these tax benefits may affect the Company’s reported income tax expense (benefit) and net income (loss).

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation applies to all open tax positions accounted for in accordance with SFAS 109. This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS 158 an amendment of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106.” SFAS 158 requires plan sponsors of defined benefit pension plans to recognize the funded status of their pension plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on the Company’s consolidated financial position at December 31, 2005 or 2004, respectively. SFAS 158’s provisions regarding the change in measurement date of pension plans are not applicable as the Company already uses a measurement date of December 31 for its pension plans. See Note 16, “Retirement Plans,” for further discussion of the effect of adopting SFAS 158 on the Company’s consolidated financial statements.

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

Results of Operations

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2006	2005	2006	2005	2004
	Dollars in thousands

Net Sales:
Rail Products	$49,499	$34,077	$189,236	$157,765	$144,504
Construction Products	56,749	38,018	180,797	147,401	109,822
Tubular Products	4,204	4,635	19,755	20,824	16,883

Total Net Sales	$110,452	$76,730	$389,788	$325,990	$271,209

Gross Profit:
Rail Products	$4,399	$3,829	$20,953	$17,504	$15,660
Construction Products	9,659	4,602	28,925	17,384	13,113
Tubular Products	835	745	3,920	4,264	3,416
Other	(441)	(695)	(2,207)	(2,363)	(4,843)

Total Gross Profit	14,452	8,481	51,591	36,789	27,346

Expenses:
Selling and Administrative Expenses	8,996	7,385	33,657	28,579	25,566
Interest Expense	975	697	3,390	2,472	1,801
Other Income	(59)	(81)	(1,245)	(1,286)	(1,471)

Total Expenses	9,912	8,001	35,802	29,765	25,896

Income from Continuing Operations, Before Income Taxes	4,540	480	15,789	7,024	1,450
Income Tax Expense	1,550	51	5,074	2,176	561

Income From Continuing Operations	2,990	429	10,715	4,848	889
Discontinued Operations:
(Loss) Income From Discontinued Operations	(43)	482	3,153	714	954
Income Tax (Benefit) Expense	(19)	51	338	128	363

(Loss) Income From Discontinued Operations	(24)	431	2,815	586	591
Net Income	$2,966	$860	$13,530	$5,434	$1,480

Gross Profit %:
Rail Products	8.9%	11.2%	11.1%	11.1%	10.8%
Construction Products	17.0%	12.1%	16.0%	11.8%	11.9%
Tubular Products	19.9%	16.1%	19.8%	20.5%	20.2%
Total Gross Profit %	13.1%	11.1%	13.2%	11.3%	10.1%

Fourth Quarter of 2006 vs. Fourth Quarter of 2005

Income from continuing operations was $3.0 million ($0.27 per diluted share) for the fourth quarter of 2006 on net sales of $110.5 million. This compares favorably to income from continuing operations for the fourth quarter of 2005 of $0.4 million ($0.04 per diluted share) on net sales of $76.7 million.

Net income for the fourth quarter of 2006 was $3.0 million ($0.27 per diluted share) and included a minimal loss from the discontinued operations of the Company’s former Geotechnical division. During the same period in 2005, the Company had net income of $0.9 million ($0.08 per diluted share) which included income from discontinued operations of $0.4 million ($0.04 per diluted share).

Net sales for the fourth quarter of 2006 increased $33.7 million, or 43.9%, over the same prior-year quarter. Rail products’ net sales increased 45.3% due to sales increases in rail distribution, transit products and concrete railroad ties. Construction products’ sales increased 49.3% in comparison to the fourth quarter of 2005. This increase was due primarily to an increase in piling sales, mainly sheet piling, and to a lesser extent an increase in concrete buildings. Sales of tubular products were 9.3% lower than the prior-year.

The 2006 fourth quarter gross margin percentage for the Company increased 2.0 percentage points to 13.1% from 11.1% in the 2005 fourth quarter, primarily due to increased billing margins and to a lesser extent to a $0.5 million reduction in LIFO expense. Rail products’ gross margin percentage decreased 2.3 percentage points to 8.9%. Permitting and operational issues at the Company’s Tucson, AZ concrete railroad tie facility negatively impacted results as well as unfavorable plant costs at the Company’s Spokane, WA concrete railroad tie facility. Increased warranty accruals also contributed to the lower gross margin percentage. Construction products’ gross margin percentage improved 4.9 percentage points to 17.0% compared to the prior year quarter. The improvement in gross margin is due to significant improvement across all the divisions in the Company’s Construction products segment. Tubular products’ gross margin percentage improved 3.8 percentage points to 19.9% due primarily to product mix.

Selling and administrative expense increased 21.8%, or $1.6 million, over the same prior year period, due primarily to employee related costs and benefits expenses including incentive compensation. Interest expense increased $0.3 million, or 39.9%, from the prior year period due to increased interest rates and increased borrowings. The increase in borrowings was due primarily to an increase in working capital requirements as well as significant capital investments made in 2006. The income tax rate from continuing operations was 34.1% in the 2006 fourth quarter compared to 10.6% in the prior-year quarter. The low tax rate in the 2005 fourth quarter was a result of adjustments related to the reconciliation of certain tax accounts and releasing a portion of the valuation allowance provided for certain state deferred assets.

The Year 2006 Compared to the Year 2005

For the year ended December 31, 2006, income from continuing operations was $10.7 million ($0.99 per diluted share) on net sales of $389.8 million. This compares favorably to income from continuing operations of $4.8 million ($0.46 per diluted share) for 2005 on net sales of $326.0 million.

Including income from discontinued operations of $2.8 million ($0.26 per diluted share), which includes a gain on the sale of the Company’s former Geotechnical division of approximately $3.0 million, net income for the year ended December 31, 2006 was $13.5 million ($1.25 per diluted share). During the same period in 2005, the Company had net income of $5.4 million ($0.52 per diluted share) which included income from discontinued operations of $0.6 million ($0.06 per diluted share).

Net sales for the year ended December 31, 2006 increased $63.8 million, or 19.6%, from the prior year. Rail segment sales increased 19.9%, or $31.5 million from the prior year, primarily as a result of increased revenues from concrete railroad ties, rail distribution and transit products. Construction segment sales increased 22.7%, or $33.4 million from the prior year due primarily to the previously mentioned steel sheet piling sales increase as well as increased sales from concrete buildings and fabricated products. The increase in steel sheet piling sales in 2006 is due to improved availability as well as increased sales and marketing efforts. Tubular segment sales decreased 5.1%, or $1.1 million, over the prior year due to lower coated pipe volumes.

The Company’s 2006 gross margin percentage increased 1.9 percentage points to 13.2% compared to 11.3% in 2005. This improvement was due primarily to increased billing margins and to a lesser extent a $0.6 million reduction in LIFO expense. Rail products’ gross margin percentage remained consistent at 11.1% with the prior year period. Construction products’ gross margin percentage increased to 16.0%, an increase of 4.2 percentage points from the year earlier period as a result of improved performance across all product lines. Tubular products’ gross margin percentage decreased 0.7 percentage points to 19.8% from 20.5% due to lower coated pipe margins.

Selling and administrative expenses increased $5.1 million, or 17.8%, compared to the prior year due primarily to employee related costs including incentive compensation. Interest expense rose $0.9 million, or 37.1% in 2006 due to increased borrowings and increased interest rates. The 2006 income tax provision from continuing operations for the Company was 32.1% compared to 31.0% for 2005. See Note 14, “Income Taxes”.

The Year 2005 Compared to the Year 2004

For the year ended December 31, 2005, income from continuing operations was $4.8 million ($0.46 per diluted share) on net sales of $326.0 million. This compares to income from continuing operations of $0.9 million ($0.09 per diluted share) for 2004 on net sales of $271.2 million. The 2005 results included a $1.5 million LIFO charge, as compared to a LIFO charge of $3.5 million in the 2004 results.

Including income from discontinued operations of $0.6 million ($0.06 per diluted share), net income for the year ended December 31, 2005 was $5.4 million ($0.52 per diluted share). During the prior year period, the Company had net income of $1.5 million ($0.14 per diluted share) which included income from discontinued operations of $0.6 million ($0.06 per diluted share).

Net sales for the year ended December 31, 2005 increased $54.8 million, or 20.2% from the prior year. Sales related to each of the Company’s segments improved over 2004. Rail segment sales increased over 9%, or $13.3 million from the prior year primarily as a result of increased revenues from rail distribution products. Construction segment sales increased over 34%, or $37.6 million from the prior year due primarily to increases in sales of steel sheet piling. Tubular segment sales increased approximately 23%, or $3.9 million, over the prior year, primarily due to an increase in coated pipe sales.

The Company’s 2005 gross margin percentage increased 1.2 percentage points to 11.3% from 10.1% in 2004. The increase is primarily attributable to decreased LIFO expense of $2.0 million and to a lesser extent a slight increase in billing margins. Rail products’ gross margin percentage increased slightly to 11.1% due to higher billing margins for track panels and rail distribution. Construction products’ gross margin percentage declined slightly to 11.8% from the year earlier period. Tubular products’ gross margin improved slightly to 20.5% as a result of improved billing margins for coated pipe, and improved plant absorption due to the previously mentioned increase in coated pipe volume.

Selling and administrative expenses increased 11.8%, or $3.0 million, compared to the prior year as a result of increases in employee compensation and benefit costs. Interest expense rose 37% in 2005 due to increased borrowings and increased interest rates. The 2005 income tax rate from continuing operations was 31.0% compared to 38.7% in the prior year period, primarily as a result of changes in the state tax valuation allowance. See Note 14, “Income Taxes”, for more information.

Liquidity and Capital Resources

The following table sets forth L.B. Foster’s capitalization:

	December 31,
	2006	2005
	In millions

Debt:
Revolving Credit Facility	$39.2	$20.8
Capital Leases and Interim Lease Financing	15.7	13.4
Other (primarily revenue bonds)	3.2	2.7

Total Debt	58.1	36.9

Equity	98.0	80.0

Total Capitalization	$156.1	$116.9

Debt as a percentage of capitalization (debt plus equity) was 37% in 2006 compared to 32% in 2005, as a result of the increased activity levels related to our expansion efforts. Working capital was $91.5 million in 2006 compared to $57.0 million in 2005. Trade accounts receivable increased $16.7 million, principally due to increased sales volumes. Inventory increased $32.8 million primarily due to increased rail inventory. Accounts payable increased $16.4 million due to increased inventory on hand.

The Company’s liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. The following table summarizes the impact of these items during the past three years:

	December 31,
	2006	2005	2004
	In millions

Liquidity needs:
Working capital and other assets and liabilities	$(27.7)	$(17.5)	$(7.1)
Capital expenditures, net of asset sales	(16.9)	(10.5)	(1.6)
Scheduled repayments of long-term debt	(2.1)	(0.7)	(0.6)
Cash interest	(3.4)	(2.2)	(1.6)

Net liquidity requirements	(50.1)	(30.9)	(10.9)

Liquidity sources:
Internally generated cash flows before interest	16.1	12.3	7.2
Credit facility activity	18.3	6.7	(2.9)
Equity transactions	4.0	1.0	1.7
Discontinued operations	6.7	3.2	1.0
Other	4.7	9.0	—

Net liquidity sources	49.8	32.2	7.0

Net Change in Cash	$(0.3)	$1.3	$(3.9)

Capital expenditures, net of asset sales in 2006 were $16.9 million compared to $10.5 million in 2005 and $1.6 million in 2004. The increase in spending during 2006 was for the construction of new facilities in Tucson, AZ and Pueblo, CO. Spending in 2005 represents the beginning of the construction for the new concrete tie facility in Tucson, AZ, and the upgrade of another facility in Grand Island, NE while 2004 spending represents maintenance capital plus a small amount of facilities improvement spending. The amount of capital spending in 2007 is expected to be approximately $10.0 million and funded by cash flow from operations and available external financing sources. The Company also expects to curb the increased amounts of cash invested in working capital. The Company routinely reviews its portfolio of businesses and contemplates potential acquisitions and dispositions from time to time.

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

Borrowings under the credit facility bear interest at interest rates based upon either the base rate or LIBOR plus or minus applicable margins. The base rate is equal to the higher of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranges from a negative 1.00% to a positive 0.50%, and the LIBOR spread ranges from 1.50% to 2.50%. Effective in February 2007, under the third amendment to the credit facility, the base rate spread is fixed at minus 1.00% and the LIBOR spread is fixed at plus 1.25%. Under the agreement, the Company maintains dominion over its cash at all times, as long as excess availability stays over $5.0 million and there is no uncured event of default.

Long-term revolving credit agreement borrowings at December 31, 2006 were $39.2 million, a $18.4 million increase from the end of the prior year. At December 31, 2006, remaining available borrowings under this facility were approximately $32.6 million. Outstanding letters of credit at December 31, 2006 were approximately $3.2 million. The letters of credit have expiration dates ranging from August 2007 to May 2010. Management believes its internal and external sources of funds are adequate to meet anticipated needs.

The agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for consolidated capital expenditures; however, expenditures up to $20.0 million for plant construction and refurbishment related to the Company’s concrete tie supply agreement are excluded from these covenants. The agreement also includes a minimum net worth covenant and restricts investments, indebtedness, and the sale of certain assets. As of December 31, 2006 the Company was in compliance with all the agreement’s covenants.

Tabular Disclosure of Contractual Obligations

A summary of the Company’s required payments under financial instruments and other commitments, excluding interest, are presented in the following table:

		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Contractual Cash Obligations
Long-term borrowings	$42,444	$193	$376	$41,875	$—
Short-term borrowings	726	726	—	—	—
Capital leases	14,934	2,912	6,102	4,554	1,366
Operating leases	5,828	1,594	2,078	1,760	396
Purchase obligations not reflected in the financial statements	51,551	51,551	—	—	—

Total contractual cash obligations	$115,483	$56,976	$8,556	$48,189	$1,762

Other Financial Commitments
Standby letters of credit	$3,243	$603	$2,335	$305	$—

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

At December 31, 2006, the Company’s investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable, recorded within Investments on the Company’s consolidated balance sheet, for accrued dividend income on Preferred Stock of approximately $7.7 million. The Company owns, including the Company’s warrants, approximately 13.4% of the DM&E’s common stock, on a diluted basis.

In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends are not paid timely, dividends accrue at an accelerated rate until those dividends are paid. In addition, penalty interest accrues and compounds annually until such dividends are paid. Subsequent issuances of Series C, C-1, and D Preferred Stock have all assumed distribution priority over the previous series, with series D not redeemable until 2008. As subsequent preferred series were issued, the Company, based on its own valuation estimate, stopped recording the full amount due on all preferred series given the delay in anticipated realization of the asset and the priority of redemption of the various issuances. The amount of dividend income not recorded was approximately $7.0 million at December 31, 2006. The Company will only recognize this income upon redemption of the respective issuances or payment of the dividends.

In June 1997, the DM&E announced its plan to build an extension from the DM&E’s existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (Project). The estimated cost of this project is expected to be in excess of $2.0 billion. The STB approved the Project in January 2002. In October 2003, however, the 8th U.S. Circuit Court of Appeals remanded the matter to the STB and instructed the STB to address, in its environmental impact statement, the Project’s effects on air quality, noise and vibration, and preservation of historic sites. On January 30, 2004, the 8th U.S. Circuit Court of Appeals denied petitions seeking a rehearing of the case. On April 15, 2005, the STB issued a draft SEIS on the Project. On February 13, 2006, after reviewing public comments on the SEIS, the STB made its final decision, approving the Project. In April 2006, several opponents to the Project appealed the STB’s final decision to the 8th U.S. Circuit Court of Appeals. On December 29, 2006, the 8th U.S. Circuit Court of Appeals upheld the STB’s decision to grant final approval for the Project.

In December 2003, the DM&E received a Railroad Rehabilitation and Improvement Financing (RRIF) Loan in the amount of $233.0 million from the Federal Railroad Administration. Funding provided by the 25-year loan was used to refinance debt and upgrade infrastructure along parts of its existing route.

In November, 2005, the DM&E announced that it has applied to the Federal Railroad Administration (FRA) for a RRIF loan totaling approximately $2.5 billion to build and/or rehabilitate approximately 1,300 miles of railroad in four states. The loan package is intended to fund four separate projects, including a 900-mile project which encompasses the Project. Various groups have indicated their opposition to the DM&E’s application for this FRA loan.

On January 31, 2007, the FRA announced that it had determined that the Project had met the requirements of the federal environmental review process. The release of the FRA’s final environmental review, known as a Record of Decision, marks the start of a 90-day clock within which the agency must approve or disapprove the DM&E loan application.

On February 26, 2007, the FRA announced that it had denied the DM&E’s loan application for the Project due to the FRA’s opinion that there was an unacceptable degree of risk concerning the DM&E’s ability to repay the loan. As a result of the FRA’s loan application rejection, the ultimate outcome of the Project is uncertain. We believe the DM&E will review various alternatives including financing the Project privately as well as other possible options.

If the Project proves to be viable, management believes that the value of the Company’s investment in the DM&E will increase significantly. However, if the Project does not come to fruition, management believes that the value of the Company’s investment is still significantly more than the $16.7 million carried on the Company’s balance sheet.

Outlook

CXT Rail and ARP are dependent on the Union Pacific Railroad (UPRR) for a significant portion of their business. Subsequent to the January 2005 execution of a concrete tie supply agreement with UPRR, we installed new tie-manufacturing equipment at our Grand Island, NE facility and commenced production of concrete ties in September 2005. During the fourth quarter of 2006, the facility produced 50% more concrete railroad ties over the prior year period when we were running older equipment at maximum capacity. The UPRR has agreed to purchase ties from the Grand Island facility through December 2010. In addition to upgrading the Grand Island facility, we have completed a new concrete railroad tie manufacturing facility in Tucson, AZ. Despite construction delays attributable to permitting and other operational issues, the facility has completed commissioning and has begun tie production. The UPRR has agreed to purchase concrete ties from the Tucson facility through December 2012.

In November 2005, we purchased a 55,000 square foot facility in Pueblo, CO where we manufacture insulated rail joints, previously outsourced to an exclusive supplier, and will soon commence the assembly of rail lubricators. Although delays have been experienced at this facility, production capacity is currently where we had originally anticipated.

Our Fabricated Products group has been hampered with low volumes and margins in 2005 and 2004. While we experienced significant improvement in 2006, the backlog for this business remains weak.

Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 2006 was approximately $141.4 million. The following table provides the backlog by business segment:

	December 31,
	2006	2005	2004
	In thousands

Backlog:
Rail Products	$64,113	$56,567	$29,079
Construction Products	66,145	42,156	39,402
Tubular Products	11,092	1,514	3,249

Total Backlog	$141,350	$100,237	$71,730

Construction segment backlog presented in the above table excludes backlog related to the Company’s former Geotechnical division, which was classified as a discontinued operation in 2006, see “2006 Developments.” There was no backlog related to this division at December 31, 2006. Backlog related to this division in 2005 and 2004 was $29.2 million and $28.3 million, respectively.

We continue to evaluate the performance of our various operations. A decision to sell, down-size or terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.

Forward-Looking Statements

Statements relating to the potential value of the DM&E or the Project, or management’s belief as to such matters, are forward-looking statements and are subject to numerous contingencies and risk factors. The Company has based much of its assessment on information provided by the DM&E and has not independently verified such information. In addition to matters mentioned above, factors which can adversely affect the value of the DM&E and its ability to complete the Project include the following: labor disputes, the outcome of certain litigation, any inability to obtain necessary environmental and government approvals for the Project in a timely fashion, the DM&E’s ability to continue to obtain interim funding to finance the Project, the expense of environmental mitigation measures required by the STB, an inability to obtain financing for the Project, competitors’ response to the Project, market demand for coal or electricity and changes in environmental laws and regulations.

Failure to successfully implement an efficient manufacturing operation at either of the Company’s new facilities in Tucson, AZ or Pueblo, CO in a cost effective manner would make it difficult for the Company to earn an appropriate return on its investments. The Company’s businesses could be affected adversely by significant change in the price of steel, concrete, other raw materials or the availability of existing and new piling and rail products.

A substantial portion of the Company’s operations is heavily dependent on governmental funding of infrastructure projects. Many of these projects have “Buy America” or “Buy American” provisions. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Additionally, government actions concerning “Buy America” provisions, taxation, tariffs, the environment, or other matters could impact the operating results of the Company. The Company’s operating results may also be affected negatively by adverse weather conditions.

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

Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, labor disputes, the impact of competition, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements, taxes, inflation and governmental regulations. Sentences containing words such as “believes,” “intends,” “anticipates,” “expects,” or “will” generally should be considered forward-looking statements.

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

With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company recorded the mark-to-market adjustments on these instruments in its consolidated statements of operations. During the fourth quarter of 2005 the Company recognized $0.1 million of income to adjust these instruments to fair value. The remaining interest rate collar expired in March 2006. For the year ended December 31, 2006 and 2005, the Company recognized $29,000 and $0.4 million, respectively, to adjust these instruments to fair value.

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

During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was an asset of $0.1 million as of December 31, 2006, the current portion of which is recorded in “Other Current Assets” and the noncurrent portion is recorded in “Other Assets.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
L. B. Foster Company

We have audited the accompanying consolidated balance sheets of L. B. Foster Company and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No.  123(R), Share-Based Payment, effective January 1, 2006, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of L. B. Foster Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
L. B. Foster Company

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting and appearing in the accompanying Item 9A Controls and Procedures, that L. B. Foster Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). L. B. Foster Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that L. B. Foster Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, L. B. Foster Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of L. B. Foster Company and Subsidiaries, as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania
March 12, 2007

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
	In thousands

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,309	$1,596
Accounts receivable — net	61,550	45,441
Inventories — net	99,803	67,044
Current deferred tax assets	2,653	1,779
Other current assets	1,133	703
Prepaid income tax	836	582
Current assets of discontinued operations	—	3,867

Total Current Assets	167,284	121,012

PROPERTY, PLANT AND EQUIPMENT — NET	49,919	38,761

OTHER ASSETS:
Goodwill	350	350
Other intangibles — net	62	144
Investments	16,676	15,687
Deferred tax assets	1,149	1,183
Other assets	393	177
Assets of discontinued operations	—	1,554

Total Other Assets	18,630	19,095

TOTAL ASSETS	$235,833	$178,868

	2006	2005
	In thousands, except share data

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,105	$1,759
Short-term borrowings	726	5,881
Accounts payable — trade	57,446	41,087
Accrued payroll and employee benefits	6,892	5,875
Current deferred tax liabilities	3,203	4,845
Other accrued liabilities	4,215	2,796
Current liabilities of discontinued operations	235	1,760

Total Current Liabilities	75,822	64,003

LONG-TERM DEBT	54,273	29,276

DEFERRED TAX LIABILITIES	1,853	1,615

OTHER LONG-TERM LIABILITIES	5,852	3,985

COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)
STOCKHOLDERS’ EQUITY:
Common stock, issued 10,538,495 shares in 2006 and 10,228,739 shares in 2005	105	102
Paid-in capital	39,696	35,598
Retained earnings	58,843	45,313
Treasury stock — at cost, Common stock, no shares in 2006 and 38,994 shares in 2005	—	(126)
Accumlated other comprehensive loss	(611)	(898)

Total Stockholders’ Equity	98,033	79,989

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$235,833	$178,868

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31, 2006

	2006	2005	2004
	In thousands, except per share data

NET SALES	$389,788	$325,990	$271,209

COSTS AND EXPENSES:
Cost of goods sold	338,197	289,201	243,863
Selling and administrative expenses	33,657	28,579	25,566
Interest expense — net of capitalized interest of $501 in 2006, $152 in 2005 and $- in 2004	3,390	2,472	1,801
Other income	(1,245)	(1,286)	(1,471)

	373,999	318,966	269,759

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	15,789	7,024	1,450
INCOME TAX EXPENSE	5,074	2,176	561

INCOME FROM CONTINUING OPERATIONS	10,715	4,848	889
DISCONTINUED OPERATIONS:
INCOME FROM DISCONTINUED OPERATIONS, BEFORE INCOME TAXES	3,153	714	954
INCOME TAX EXPENSE	338	128	363

INCOME FROM DISCONTINUED OPERATIONS	2,815	586	591

NET INCOME	$13,530	$5,434	$1,480

BASIC EARNINGS PER COMMON SHARE:
FROM CONTINUING OPERATIONS	$1.03	$0.48	$0.09
FROM DISCONTINUED OPERATIONS	0.27	0.06	0.06

BASIC EARNINGS PER COMMON SHARE	$1.30	$0.54	$0.15

DILUTED EARNINGS PER COMMON SHARE:
FROM CONTINUING OPERATIONS	$0.99	$0.46	$0.09
FROM DISCONTINUED OPERATIONS	0.26	0.06	0.06

DILUTED EARNINGS PER COMMON SHARE	$1.25	$0.52	$0.14

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2006

	2006	2005	2004
	In thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$10,715	$4,848	$889
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	(2,245)	1,318	561
Stock option tax benefit	—	257	441
Excess tax benefit from share-based compensation	(2,088)	—	—
Depreciation and amortization	6,144	4,771	4,840
Gain on sale of property, plant and equipment	(45)	(182)	(267)
Stock-based compensation	202	—	—
Unrealized gain on derivative mark-to-market	(29)	(579)	(377)
Change in operating assets and liabilities:
Accounts receivable	(16,109)	(9,153)	(5,315)
Inventories	(32,759)	(26,822)	(5,268)
Other current assets	(334)	83	91
Prepaid income taxes	1,834	211	(198)
Other noncurrent assets	(1,182)	(1,110)	(315)
Accounts payable — trade	16,359	14,344	4,181
Accrued payroll and employee benefits	1,017	2,567	399
Other current liabilities	1,055	2,044	685
Other liabilities	2,429	370	(1,403)

Net Cash Used by Continuing Operations	(15,036)	(7,033)	(1,056)
Net Cash Provided by Discontinued Operations	1,381	3,180	985

Net Cash Used by Operating Activities	(13,655)	(3,853)	(71)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	133	4,541	981
Capital expenditures on property, plant and equipment	(17,010)	(15,061)	(2,586)

Net Cash Used by Continuing Investing Activities	(16,877)	(10,520)	(1,605)

Net Cash Provided by Discontinued Investing Activities	5,330	—	—

Net Cash Used by Investing Activities	(11,547)	(10,520)	(1,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) of revolving credit agreement borrowings	18,313	6,736	(2,888)
(Repayments) proceeds from other short-term borrowings	(5,395)	4,708	—
Proceeds from exercise of stock options and stock awards	1,937	738	1,322
Excess tax benefit from share-based compensation	2,088	—	—
Proceeds (repayments) of long-term debt	7,972	3,507	(612)

Net Cash Provided (Used) by Financing Activities	24,915	15,689	(2,178)

Net (Decrease) Increase in Cash and Cash Equivalents	(287)	1,316	(3,854)
Cash and Cash Equivalents at Beginning of Year	1,596	280	4,134

Cash and Cash Equivalents at End of Year	$1,309	$1,596	$280

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid	$3,429	$2,190	$1,592

Income Taxes Paid	$5,934	$13	$196

During 2006, 2005 and 2004 the Company financed certain capital expenditures totaling $298,000, $3,981,000 and $15,000 respectively, through the execution of capital leases.

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2006

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
	In thousands, except share and per share data

Balance, January 1, 2004	$102	$35,018	$38,399	$(2,304)	$(671)	$70,544

Net income			1,480			1,480
Other comprehensive (loss) income net of tax:
Minimum pension liability adjustment					(89)	(89)
Unrealized derivative gain on cash flow hedges					45	45

Comprehensive income						1,436
Issuance of 307,090 Common shares, net of forfeitures		113		1,650		1,763

Balance, December 31, 2004	102	35,131	39,879	(654)	(715)	73,743

Net income			5,434			5,434
Other comprehensive (loss) income net of tax:
Minimum pension liability adjustment					(183)	(183)

Comprehensive income						5,251
Issuance of 144,725 Common shares, net of forfeitures		467		528		995

Balance, December 31, 2005	102	35,598	45,313	(126)	(898)	79,989

Net income			13,530			13,530
Other comprehensive (loss) income net of tax:
Pension liability adjustment					192	192
Unrealized derivative gain on cash flow hedges					95	95

Comprehensive income						13,817
Issuance of 348,750 Common shares, net of forfeitures	3	4,098		126		4,227

Balance, December 31, 2006	$105	$39,696	$58,843	$—	$(611)	$98,033

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

Inventories

Inventories are generally valued at the lower of the last-in, first-out (LIFO) cost or market. Approximately 29% in 2006 and 32% in 2005, of the Company’s inventory is valued at average cost or market, whichever is lower. The reserve for slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, and the age of the inventory.

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

The Company capitalizes interest costs on long-term assets constructed for its own use. Interest is capitalized and amortized over the estimated useful lives of those assets. Capitalized interest was approximately $501,000 and $152,000 in 2006 and 2005, respectively. There was no capitalized interest in 2004.

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

Goodwill and other intangible assets

In accordance with Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested annually for impairment, or more often if there are indicators of impairment. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss equal to the excess is recorded as a component of continuing operations. On an ongoing basis (absent any impairment indicators), the Company performs its annual impairment tests during the fourth quarter. The Company has performed its impairment testing in the fourth quarter of 2006, 2005 and 2004 and determined that goodwill was not impaired. The carrying amount of goodwill at December 31, 2006 and 2005 was $350,000 and attributable to the Construction segment.

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

	December 31, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	In thousands

Non-compete agreements	$350	$(350)	$350	$(281)
Patents	125	(63)	125	(50)

Total	$475	$(413)	$475	$(331)

Amortization expense for each year ended December 31, 2006, 2005 and 2004 was approximately $83,000. Annualized amortization expense is expected to be $13,000 through 2011.

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

Revenue recognition

The Company’s revenues are composed of product sales and products and services provided under long-term contracts. For product sales, the Company recognizes revenue upon transfer of title to the customer. Title generally passes to the customer upon shipment. Revenue is reported net of freight for sales from stock inventory and direct shipments. Freight recorded for the years ended December 31, 2006, 2005 and 2004 amounted to $16,262,000, $15,185,000 and $11,565,000, respectively. Revenues for products and services provided under long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. For certain products, the percentage of completion is based upon actual labor costs to estimated total labor costs.

As certain long-term contracts extend over one or more years, revisions to estimates of costs and profits are reflected in the accounting period in which the facts that require the revisions become known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized immediately in the financial statements. The Company has historically made reasonably accurate estimates of the extent of progress towards completion, contract revenues, and contract costs on its long-term contracts. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.

Revenues from contract change orders and claims are recognized when the settlement is probable and the amount can be reasonably estimated. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance. Costs in excess of billings, and billings in excess of costs are classified as a current asset.

Fair value of financial instruments

The Company’s financial instruments consist of accounts receivable, accounts payable, short-term and long-term debt, foreign currency forward contracts, and interest rate agreements.

The carrying amounts of the Company’s financial instruments at December 31, 2006 and 2005 approximate fair value.

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

As a result of adopting SFAS No. 123R, the Company recorded stock compensation expense of $202,000 for the year ended December 31, 2006. The related deferred tax benefit was $65,000.

At December 31, 2006, there was $237,000 of compensation expense related to nonvested awards which is expected to be recognized over a weighted-average period of 1.7 years. The impact of the adoption of SFAS No. 123R on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.01 per share.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock options to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. We also provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures”. As a result, no expense was reflected in net income for the years ended December 31, 2005 and 2004 for stock options.

The table below reflects pro forma net income and earnings per share for the period shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123.

	Year Ended December 31,
	2005	2004
	In thousands, except per share amounts

Net income, as reported	$5,434	$1,480
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	199	224

Pro forma net income	$5,235	$1,256

Earnings per share
Basic, as reported	$0.54	$0.15
Basic, pro forma	$0.52	$0.13
Diluted, as reported	$0.52	$0.14
Diluted, pro forma	$0.49	$0.12

Derivative financial instruments and hedging activities

The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company’s primary source of variable-rate debt comes from its revolving credit agreement. In conjunction with the Company’s debt refinancing 2002, the Company discontinued cash flow hedge accounting treatment for its interest rate collars and has applied mark-to-market accounting prospectively.

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

With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company records the mark-to-market adjustments on these instruments in its consolidated statements of operations. The remaining interest rate collar expired in March 2006. For the years ended December 31, 2006, 2005 and 2004, the Company recognized $29,000, $377,000, and $579,000, respectively, to adjust these instruments to fair value.

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

The Company is not subject to significant exposures to changes in foreign currency exchange rates. The Company will, however, manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. During 2004, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail through March 2006. During the fourth quarter of

2004, the Company determined that the receipt of Canadian funds would not coincide with the sale commitments and the Company recorded a $202,000 loss to record these commitments at market. The remaining Canadian sell commitment was executed on September 30, 2005 at a loss of $130,000. During 2005, the Company recognized income of $72,000 to adjust these commitments to fair value.

During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was an asset of $146,000 as of December 31, 2006, the current portion of which is recorded in “Other Current Assets” and the noncurrent portion is recorded in “Other Assets.”

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2006 presentation. The reclassifications did not affect the net income or cash flows of the Company.

Asset retirement obligations

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143).” This interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. This interpretation requires that the fair value of a liability for a conditional asset retirement obligation (CARO) be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. Once sufficient information is available, the Company estimates the fair value of the conditional asset retirement obligation and records an obligation using the expected present value technique within the interpretation.

During the fourth quarter of 2005, in connection with the completion of the refurbishment and the extension of the lease of the Grand Island, NE facility the Company recorded a liability for CARO of approximately $212,000. During the fourth quarter of 2006, the Company recorded a liability of approximately $449,000 for a CARO in connection with the completion of the Tucson, AZ concrete railroad tie facility.

A reconciliation of our liability for CARO’s at December 31, 2006 and 2005, which is recorded in “Other Long-Term Liabilities,” is as follows:

	2006	2005
	In thousands

Asset retirement obligation at beginning of year	$212	$—
Liabilities incurred	449	212
Accretion expense	15	—

Asset retirement obligation at end of year	$676	$212

New accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation applies to all open tax positions accounted for in accordance with SFAS 109. This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension plans to recognize the funded status of their pension plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31,

2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on the Company’s consolidated financial position at December 31, 2005 or 2004, respectively. SFAS 158’s provisions regarding the change in measurement date of pension plans are not applicable as the Company already uses a measurement date of December 31 for its pension plan. See Note 16 for further discussion of the effect of adopting SFAS 158 on the Company’s consolidated financial statements.

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

Note 2.

Accounts Receivable

Accounts Receivable at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	In thousands

Trade	$61,943	$45,009
Allowance for doubtful accounts	(1,172)	(922)
Other	779	1,354

	$61,550	$45,441

Bad debt expense (income) was $262,000, $(69,000) and $326,000 in 2006, 2005 and 2004, respectively.

The Company’s customers are principally in the Rail, Construction and Tubular segments of the economy. As of December 31, 2006 and 2005, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:

	2006	2005
	In thousands

Rail	$21,292	$14,909
Construction	35,516	27,134
Tubular	2,143	2,226

	$58,951	$44,269

Credit is extended on an evaluation of the customer’s financial condition and generally collateral is not required.

Note 3.

Inventories

Inventories at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	In thousands

Finished goods	$84,578	$55,734
Work-in-process	6,397	5,804
Raw materials	18,297	13,396

Total inventories at current costs	109,272	74,934

Less:
Current cost over LIFO stated values	(7,142)	(6,227)
Inventory valuation reserve	(2,327)	(1,663)

	$99,803	$67,044

At December 31, 2006 and 2005, the LIFO carrying value of inventories for book purposes exceeded the LIFO value for tax purposes by approximately $11,290,000 and $9,257,000, respectively. During 2006, 2005 and 2004, liquidation of LIFO layers carried at costs that were lower than current purchases resulted in a decrease to cost of goods sold of $4,000, $26,000 and $398,000, respectively.

Note 4.

Property Held for Resale

In August 2003, the Company reached an agreement to sell, modify, and install the Company’s former Newport, KY pipe coating machinery and equipment and reclassified these assets as “held for resale”. During the first quarter of 2004, the Company recognized a $493,000 gain on net proceeds of $939,000 from the sale of these assets.

Note 5.

Discontinued Operations

In February 2006, the Company sold substantially all of the assets of its Geotechnical division for $4,000,000 plus the net asset value of the fixed assets, inventory, work in progress and prepaid items, resulting in a gain of approximately $3,005,000. The operations of the division qualify as a “component of an entity” under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and thus, the operations have been reclassified as discontinued and prior periods have been reclassified to conform with this presentation. Future expenses are expected to be immaterial.

Net sales and income from discontinued operations were as follows:

	2006	2005	2004
	In thousands

Net sales	$3,669	$27,494	$26,656

Income from discontinued operations (including a pretax gain on disposal of $3,005,000)	$3,153	$714	$954
Income tax expense	338	128	363

Income from discontinued operations	$2,815	$586	$591

The following table details balance sheet information for discontinued operations:

	2006	2005
	In thousands

Current Assets
Accounts receivable-net	$—	$1,962
Inventories-net	—	1,905

Total Current Assets	—	3,867

Other Assets
Property, plant and equipment-net	—	1,423
Other assets	—	131

Total Other Assets	—	1,554

Total Assets	—	5,421

Current Liabilities
Accounts payable-trade	85	1,760
Other accrued liabilities	150	—

Total Current Liabilities	235	1,760

Net (liabilities) assets of discontinued operations	$(235)	$3,661

Note 6.

Property, Plant and Equipment

Property, plant and equipment at December 31, 2006 and 2005 consists of the following:

	2006	2005
	In thousands

Land	$4,930	$4,850
Improvements to land and leaseholds	17,565	7,035
Buildings	8,062	7,516
Machinery and equipment, including equipment under capitalized leases	63,181	51,681
Construction in progress	1,339	7,682

	95,077	78,764

Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	45,158	40,003

	$49,919	$38,761

Depreciation expense, including amortization of assets under capital leases, for the years ended December 31, 2006, 2005 and 2004 amounted to $6,062,000, $4,688,000 and $4,757,000, respectively.

Note 7.

Other Assets and Investments

The Company holds investments in the stock of the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), which is recorded at its historical cost at December 31, 2006 and 2005 of $8,993,000. This investment is comprised of $193,000 of DM&E Common stock, $1,500,000 of DM&E Series B Preferred Stock and Common stock warrants, $6,000,000 in DM&E Series C Preferred Stock and Common stock warrants, $800,000 in DM&E Series C1 Preferred Stock and Common stock warrants, and $500,000 in DM&E Series D Preferred Stock and Common stock warrants. The Company accrued dividend income on these issuances of approximately $990,000 in

2006, 2005 and 2004, respectively. The Company had a receivable for accrued dividend income, recorded within Investments on the Company’s consolidated balance sheet, on these issuances of $7,683,000 and $6,694,000 in 2006, and 2005, respectively. The Company owns approximately 13.4% of the DM&E. During 2006, 2005 and 2004, the Company sold rail and piling products to the DM&E in the amount of $17,243,000, $9,488,000, and $12,188,000, respectively.

In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends are not paid timely, dividends accrue at an accelerated rate until those dividends are paid. In addition, penalty interest accrues and compounds annually until such dividends are paid. Subsequent issuances of Series C, C-1, and D Preferred Stock have all assumed distribution priority over the previous series, with series D not redeemable until 2008. As subsequent preferred series were issued, the Company, based on its own estimate of future cash flows, stopped recording a portion of the amount due on all preferred series given the delay in anticipated realization of the receivable and the priority of redemption of the various issuances. At December 31, 2006 and 2005, the unrecorded dividends were approximately $6,974,000 and $5,223,000, respectively. The Company will only recognize this income upon redemption of the respective issuances or payment of the dividends.

Although the market value of the investments in DM&E stock are not readily determinable, management believes the fair value of this investment exceeds its carrying amount.

Note 8.

Borrowings

On May 5, 2005, the Company entered into an amended and restated credit agreement with a syndicate of three banks led by PNC Bank, N.A. The agreement provided for a revolving credit facility of up to $60,000,000 in borrowings to support the Company’s working capital and other liquidity requirements. In September 2005, the agreement was amended to increase the maximum credit line to $75,000,000. The revolving credit facility, which matures in May 2010, is secured by substantially all of the trade receivables and inventory owned by the Company. Availability under the agreement is limited by the amount of eligible accounts receivable and inventory, applied against certain advance rates. Borrowings under the credit facility bear interest at either the base rate or the LIBOR rate plus or minus an applicable spread based on the fixed charge coverage ratio. The base rate is equal to the higher of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranges from negative 1.00% to a positive .50%, and the LIBOR spread ranges from 1.50% to 2.50%. At December 31, 2006 and 2005, $10,161,000 and $848,000, respectively, in base-rate loans were outstanding. Under the amended credit agreement, the Company maintains dominion over its cash at all times, as long as excess availability stays over $5,000,000 and there is no uncured event of default. In February 2007, the Company entered into the third amendment to the agreement. Under this amendment, borrowings placed in LIBOR contracts will be priced at prevailing LIBOR rates, plus 1.25%. Borrowings placed in other tranches will be priced at the prevailing prime rate, minus 1.00%. The amendment permits the Company to use various additional debt instruments to finance capital expenditures, outside of borrowings under the agreement, limited to an additional $10,000,000. The amendment also increased the Company’s permitted annual capital expenditures to $12,000,000.

The agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated capital expenditures; however, expenditures up to $20,000,000 for plant construction and refurbishment related to the Company’s concrete tie supply agreement are excluded from these covenants. The agreement also includes a minimum net worth covenant and restricts investments, indebtedness, and the sale of certain assets. As of December 31, 2006 the Company was in compliance with all the agreement’s covenants.

At December 31, 2006, 2005 and 2004, the weighted average interest rate on borrowings under the agreement was 7.47%, 5.58% and 3.95%, respectively. At December 31, 2006 the Company had borrowed $39,161,000 under the agreement, which was classified as long-term (See Note 9). Under the agreement, the Company had approximately $32,597,000 in unused borrowing commitment at December 31, 2006.

The Company has an interim financing arrangement with one bank to provide funding for the expansion of the Concrete Tie division. At December 31, 2006, approximately $726,000 of this funding is classified as short-term borrowings. At December 31, 2005, approximately $5,881,000 of this funding with two banks was classified as short-term borrowings.

Note 9.

Long-Term Debt and Related Matters

Long-term debt at December 31, 2006 and 2005 consists of the following:

	2006	2005
	In thousands

Revolving credit agreement with weighted average interest rate of 7.47% at December 31, 2006 and 5.58% at December 31, 2005, expiring May 5, 2010	$39,161	$20,848
Lease obligations payable in installments through 2012 with a weighted average interest rate of 7.12% at December 31, 2006 and 6.47% at December 31, 2005	14,934	7,495
Massachusetts Industrial Revenue Bond with an interest rate of 3.53% at December 31, 2006 and 2.55% at December 31, 2005, payable March 1, 2013	2,045	2,045
Citizens Asset Finance Mortgage payable in installments from 2006 through 2011, with a balloon payment due in 2011, with a fixed interest rate of 7.01%	680	—
Pennsylvania Economic Development Financing Authority Tax Exempt Pooled Bond payable in installments from 2006 through 2021 with an average interest rate of 3.54% at December 31, 2006 and 2.56% at December 31, 2005	358	375
Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund Payable in installments through 2009 with a fixed interest rate of 3.75%	200	272

	57,378	31,035
Less current maturities	3,105	1,759

	$54,273	$29,276

The $39,161,000 LIBOR rate revolving credit borrowings included in long-term debt were obtained under the revolving loan agreement discussed in Note 8 and are subject to the same terms and conditions.

The Massachusetts Industrial Revenue Bond is secured by a $2,085,000 standby letter of credit.

The Pennsylvania Economic Development Financing Authority Tax-Exempt Pooled Bond is secured by a $384,000 standby letter of credit.

The Company used interest rate collars to manage interest rate exposure on variable rate debt. The Company had a LIBOR-based interest rate collar agreement, which became effective in March 2001 and would have expired in March 2006, with a notional value of $15,000,000, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. The counterparty to the collar agreement exercised the option, on March 6, 2005, to convert the $15,000,000 collar to a one-year, fixed-rate instrument with interest payable at an annual rate of 5.49%. The Company also had a LIBOR-based interest rate collar agreement, which became effective in April 2001 and would have expired in April 2006, with a notional value of $10,000,000, a maximum annual interest rate of 5.14%, and a minimum annual interest rate of 4.97%. The counter-party to the collar agreement had the option, on April 18, 2004, to convert the $10,000,000 collar to a two-year fixed-rate instrument with interest payable at an annual rate of 5.48%. In April 2004, prior to the counter-party option, the Company terminated this interest rate collar agreement by purchasing it for its fair value of $707,000. Other income for 2006, 2005 and 2004 includes $29,000, $377,000 and $579,000, respectively related to the mark-to-market accounting for these derivative instruments. The

Company’s current credit agreement, as discussed in Note 8, discontinued the hedging relationship of the Company’s interest rate collars with the underlying debt instrument. Although these derivatives were not deemed to be an effective hedge of the credit facility, in accordance with the provisions of SFAS 133, the Company retained these instruments as protection against interest rate risk associated with the credit agreement through their expiration in April 2004 and March 2006.

The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 2006 are as follows:

Year in thousands

2007	$3,105
2008	3,314
2009	3,164
2010	42,460
2011 and thereafter	5,335

Total	$57,378

Note 10.

Stockholders’ Equity

At December 31, 2006 and 2005, the Company had authorized shares of 20,000,000 in Common stock and 5,000,000 in Preferred stock. No Preferred stock has been issued. The Common stock has a par value of $.01 per share. No par value has been assigned to the Preferred stock.

No cash dividends on Common stock were paid in 2006, 2005 or 2004.

Note 11.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2006 and 2005, are as follows:

	2006	2005
	In thousands

Pension liability adjustment	$(706)	$(898)
Unrealized derivative gains on cash flow hedges	95	—

	$(611)	$(898)

Note 12.

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

The 1998 Plan, amended and restated in May 2001, provides for the award of options to key employees and directors to purchase up to 900,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. The 1998 Plan provides for the granting of “nonqualified options” and “incentive stock options” with a duration of not more than ten years from the date of grant. The Plan also provides that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant. An outside director was automatically awarded fully vested, nonqualified stock options to acquire 5,000 shares of the Company’s Common stock on each date the outside director was elected at an annual shareholders’ meeting to serve as a director. The 1998 Plan was amended in May 2006 to remove the automatic awarding of options to an outside director.

The 2006 Plan, approved In May 2006, provides for the distribution of 500,000 shares of Common stock through the granting of stock options or stock awards to key employees and directors at no less than 100% of fair market value on the date of the grant. The 2006 Plan provides for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant. The 2006 Plan also provides that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from the date of grant. No options have been granted under the 2006 Plan.

At December 31, 2006, 2005 and 2004, Common stock options outstanding under the Plans had option prices ranging from $2.75 to $14.77, with a weighted average price of $5.20, $5.01, and $4.67 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding for the three years ended December 31, 2006 are: 2006-4.5 years; 2005-5.3 years; and 2004-5.9 years.

Options exercised during 2006, 2005 and 2004 totaled 331,250, 134,725, and 297,090 shares, respectively. The weighted average exercise price per share of the options in 2006, 2005 and 2004 was $4.60, $4.81 and $4.18, respectively.

The fair value of the Company’s option grants was estimated at the dates of grant using a Black-Scholes option-pricing model with the assumptions indicated in the table below for the years ended December 31, 2005 and 2004. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on the historical dividend yield of the Company’s stock. Expected volatilities are based on historical volatility of the Company stock. The expected term of the options granted represents the period of time that options granted are expected to be outstanding based on historical option exercise experience.

	Year Ended December 31,
	2005	2004

Risk-free interest rate	4.18%	4.25%
Dividend yield	0.00%	0.00%
Volatility factor	0.26	0.28
Expected term	10 years	10 years

There were no stock options granted during 2006. The Company granted 55,000 and 78,800 stock options during 2005 and 2004, respectively. The weighted average grant date fair value of these grants was $5.43 and $3.91, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $6,546,000, $860,000, and $1,145,000, respectively.

Certain information for the three years ended December 31, 2006 relative to employee stock options is summarized as follows:

	2006	2005	2004

Number of shares under
Incentive Plan:
Outstanding at beginning of year	1,042,450	1,134,675	1,360,715
Granted	—	55,000	78,800
Canceled	(2,250)	(12,500)	(7,750)
Exercised	(331,250)	(134,725)	(297,090)

Outstanding at end of year	708,950	1,042,450	1,134,675

Exercisable at end of year	643,300	907,975	897,625

Number of shares available for future grant:
Beginning of year	42,125	85,125	156,175

End of year	526,875	42,125	85,125

The total intrinsic value of options outstanding at December 31, 2006 and 2005 was $14,684,000 and $10,281,000, respectively. The total intrinsic value of options exercisable at December 31, 2006 and 2005 was $13,639,000 and $9,381,000, respectively.

The fair value of non-vested options at December 31, 2006 and 2005 was $531,000 and $309,000, respectively, with weighted average, grant date fair values of $3.95 and $4.70, respectively.

Certain information for the year ended December 31, 2006 relative to employee stock options at respective exercise price ranges is summarized as follows:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average	Weighted	Shares	Weighted
Range of Exercise Prices	Shares	Remaining Life	Exercise Price	Exercisable	Exercise Price

$ 2.75 - $ 3.94	179,000	3.6	$3.38	179,000	$3.38
$ 4.10 - $ 5.75	404,900	3.8	4.76	398,650	4.76
$ 6.00 - $ 8.97	81,750	7.1	7.95	62,750	7.93
$ 9.29 - $14.77	43,300	8.4	11.67	2,900	9.30

	708,950	4.5	$5.20	643,300	$4.71

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

Subsequent to the shareholders’ approval of the 2006 Plan in May 2006, the outside directors were granted a total of 17,500 fully vested restricted stock awards. The weighted average fair value of these restricted stock grants was $23.68 per share.

Compensation expense recorded by the Company related to restricted stock awards was approximately $414,000 for the year ended December 31, 2006.

A summary of the restricted stock activity as of December 31, 2006 is presented below.

Weighted
Average
		Weighted	Remaining
	Restricted	Average	Contractual	Aggregate
	Shares	Fair Value	Term	Fair Value

Outstanding at January 1, 2006	—	$—	—	$—
Granted	17,500	23.68	—	414,400
Vested	(17,500)	23.68	—	(414,400)
Canceled	—	—	—	—

Outstanding at December 31, 2006	—	$—	—	$—

Stock issued as a result of restricted stock awards generally will be authorized but previously unissued common stock.

Note 13.

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2006	2005	2004
	In thousands, except per share amounts

Numerator for basic and diluted earnings per common share — net income available to common stockholders:
Income from continuing operations	$10,715	$4,848	$889
Income from discontinued operations	2,815	586	591

Net income	$13,530	$5,434	$1,480

Denominator:
Weighted average shares	10,403	10,122	9,952

Denominator for basic earnings per common share	10,403	10,122	9,952
Effect of dilutive securities:
Employee stock options	406	370	316

Dilutive potential common shares	406	370	316
Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversions	10,809	10,492	10,268

Basic earnings per share:
Continuing operations	$1.03	$0.48	$0.09
Discontinued operations	0.27	0.06	0.06

Basic earnings per common share	$1.30	$0.54	$0.15

Diluted earnings per share:
Continuing operations	$0.99	$0.46	$0.09
Discontinued operations	0.26	0.06	0.06

Diluted earnings per common share	$1.25	$0.52	$0.14

Weighted average shares issuable upon the exercise of stock options which were antidilutive and were not included in the calculation were 22,000, 2,000 and 1,000 in 2006, 2005 and 2004, respectively.

Note 14.

Income Taxes

At December 31, 2006 and 2005, the tax benefit of net operating loss carryforwards available for state income tax purposes was approximately $1,455,000 and $1,737,000, respectively. The net operating loss carryforwards will expire as follows:

Expires Year	Amount
In thousands

2007-2015	$201
2016	13
2017	23
2018	38
2019	52
2020	37
2021	204
2022	244
2023	261
2024	382

$1,455

Due to the timing of expiration and the ability of the Company to generate significant taxable income in all jurisdictions, the Company maintains a valuation allowance on these net operating loss carryforwards in the amount of $830,000 and $1,266,000, respectively.

In 2006, the Company generated approximately $823,000 of capital gain on the sale of its Geotechnical division. This gain was offset by a capital loss carryforward generated in 2003. Due to the uncertainty of the Company’s ability to generate additional capital gains prior to expiration in 2008, the Company maintains a full valuation allowance on the remaining balance of this capital loss carryforward in the amount of $107,000.

The Company also maintains a valuation allowance in the amount of $53,000 to fully reserve the deferred tax asset related to state tax incentives that may not be realized prior to their expiration.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2006 and 2005 are as follows:

	2006	2005
	In thousands

Deferred tax liabilities:
Depreciation	$1,853	$1,615
Derivative instruments	50	—
Inventories	3,153	4,844

Total deferred tax liabilities	5,056	6,459

Deferred tax assets:
Accounts receivable	833	731
Charitable contribution carryforwards	—	127
Net operating loss carryforwards	1,455	1,737
Pension liability	335	380
Loss on investment	107	930
Goodwill	433	543
Deferred compensation	969	513
State tax incentives	53	53
Other-net	607	223

Total deferred tax assets	4,792	5,237
Valuation allowance for deferred tax assets	990	2,276

Deferred tax assets	3,802	2,961

Net deferred tax liability	$(1,254)	$(3,498)

Significant components of the provision for income taxes for continuing operations are as follows:

	2006	2005	2004
	In thousands

Current:
Federal	$6,971	$786	$—
State	348	72	—

Total current	7,319	858	—

Deferred:
Federal	(1,803)	1,523	280
State	(442)	(205)	281

Total deferred	(2,245)	1,318	561

Total income tax expense	$5,074	$2,176	$561

The reconciliation of income tax for continuing operations computed at statutory rates to income tax expense (benefit) is as follows:

	2006	2005	2004

Statutory rate	34.0%	34.0%	34.0%
State income tax	1.6	3.7	(1.0)
Nondeductible expenses	(1.5)	(1.8)	(8.0)
Valuation allowance	(2.4)	(5.0)	13.0
Other	0.4	0.1	0.7

	32.1%	31.0%	38.7%

Note 15.

Rental and Lease Information

The Company has capital and operating leases for certain plant facilities, office facilities, and equipment. Rental expense for the years ended December 31, 2006, 2005, and 2004 amounted to $3,497,000, $3,502,000 and $3,806,000, respectively. Generally, land and building leases include escalation clauses.

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

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2006:

	Capital	Operating
	Leases	Leases
	In thousands

Year ending December 31,
2007	$3,880	$1,701
2008	3,872	1,251
2009	3,528	1,042
2010	3,485	989
2011 and thereafter	2,969	1,479

Total minimum lease payments	17,734	$6,462

Less amount representing interest	2,800

Total present value of minimum payments	14,934
Less current portion of such obligations	2,912

Long-term obligations with interest rates ranging from 5.58% to 13.62%	$12,022

Assets recorded under capital leases are as follows:

	2006	2005
	In thousands

Machinery and equipment at cost	$1,114	$1,114
Buildings	399	399
Land	219	219

	1,732	1,732
Less accumulated amortization	734	554

Net capital lease assets	$998	$1,178

Note 16.

Retirement Plans

As of December 31, 2006 there were five qualified retirement plans covering all hourly and salaried employees, specifically two defined benefit plans and three defined contribution plans. Employees are eligible to participate under these specific plans based on their employment classification of salary or hourly status. The Company’s funding to the defined benefit and defined contribution plans is governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines. The Company policy is to contribute no less than the minimum funding required by ERISA.

Defined Benefit Plans

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the Company to recognize the funded status of its defined benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition assets remaining from the initial adoption of SFAS No. 87. The effect of adopting SFAS No. 158 on the Company’s consolidated balance sheet is presented in the following table.

	At December 31, 2006
	Prior to	Effect of
	Adopting	Adopting	As
	SFAS No. 158	SFAS No. 158	Reported
	In thousands

Intangible asset (pension)	$19	$(19)	$—
Pension liabilities	618	—	618
Deferred tax assets	1,143	6	1,149
Accumulated other comprehensive loss	598	13	611

The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plans:

	2006	2005
	In thousands

Changes in benefit obligation:
Benefit obligation at beginning of year	$3,844	$3,573
Service cost	57	58
Interest cost	217	210
Actuarial losses	(75)	139
Benefits paid	(135)	(136)

Benefit obligation at end of year	$3,908	$3,844

Change to plan assets:
Fair value of assets at beginning of year	$2,930	$2,602
Actual gain on plan assets	356	173
Employer contribution	140	291
Benefits paid	(136)	(136)

Fair value of assets at end of year	$3,290	$2,930

Funded status at end of year	$(618)	$(914)

Amounts recognized in the statement of financial position consist of:
Noncurrent liabilities	$(618)	$(914)

Amounts recognized in accumulated other comprehensive loss before taxes consist of:
Net loss	$1,021	$1,294
Net transition asset	(6)	(16)
Prior service cost	19	—

	$1,034	$1,278

The transition asset, prior service cost, and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during 2007 are $6,000, $7,000 and $50,000; respectively, before taxes.

Net periodic pension costs for the three years ended December 31, 2006 are as follows:

	2006	2005	2004
	In thousands

Components of net periodic benefit cost:
Service cost	$57	$58	$56
Interest cost	217	210	203
Expected return on plan assets	(227)	(206)	(178)
Amortization of prior service cost	8	9	9
Amortization of net transition asset	(9)	(9)	(9)
Recognized net actuarial gain	70	63	62

Net periodic benefit cost	$116	$125	$143

Assumptions used to measure the projected benefit obligation and develop net periodic pension costs for the three years ended December 31, 2006 were:

	2006	2005	2004

Assumed discount rate	5.75%	5.75%	6.00%
Expected rate of return on plan assets	7.75%	7.75%	7.75%

The expected long-term rate of return is based on numerous factors including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions.

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	2006	2005	2004
	In thousands

Projected benefit obligation	$3,908	$3,844	$3,573
Accumulated benefit obligation	3,908	3,844	3,573
Fair value of plan assets	3,290	2,930	2,602

The hourly plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and equivalents, bonds, preferred stocks and common stocks. The investment target ranges and actual allocation of pension plan assets by major category at December 31, 2006, and 2005, are as follows:

	Target	2006	2005

Asset Category
Cash and cash equivalents	0-10%	17%	8%
Fixed income funds	30-50%	24	32
Equities	50-70%	59	60

Total		100%	100%

The Company expects to contribute $208,000 to its defined benefit plans in 2007.

The following benefit payments are expected to be paid:

Pension
Benefits
In thousands

2007	$134
2008	138
2009	144
2010	148
2011	155
Years 2012-2016	984

Defined Contribution Plans

The Company’s defined contribution plan for salaried employees contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute up to 41% of their annual compensation and receive a matching employer contribution up to 3% of their annual compensation.

The plan also requires an additional matching employer contribution, based on the ratio of the Company’s pretax income to equity, up to 3% of the employee’s annual compensation. Additionally, the Company contributes 1% of all salaried employees’ annual compensation to the plan without regard for employee contribution. The

Company may also make discretionary contributions to the plan. The expense associated with this plan was $1,592,000 in 2006, $1,042,000 in 2005, and $684,000 in 2004.

The Company also has two defined contribution plans for hourly employees with contributions made by both the participants and the Company based on various formulas. The expense associated with these plans was $58,000 in 2006, $60,000 in 2005, and $62,000 in 2004.

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

In 2000, the Company’s subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Due to a variety of factors, including deficiencies in the owner’s project specifications, certain panels have deteriorated and the owner has replaced all of the panels provided by the subsidiary. The general contractor and the owner are currently engaged in dispute resolution procedures, which we believe will be resolved in 2007. The administrative judge did, however, find that the general contractor was liable to the owners for alleged defects, among other matters, in the panels and that the new estimated damages connected with the panels ranged from $2,100,000 to $2,500,000. A final administrative hearing is scheduled for April 2007 to assess damages. The general contractor has notified the Company that, depending on the outcome of these proceedings, it may file a suit against the Company’s subsidiary. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit.

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

At December 31, 2006 the Company had outstanding letters of credit of approximately $3,243,000.

Note 18.

Risks and Uncertainties (Unaudited)

The Company’s future operating results may be affected by a number of factors. Deteriorating market conditions could have a material adverse impact on any of the Company’s operating segments. The Company is dependent upon a number of major suppliers. If a supplier had operational problems or ceased making material available to the Company, operations could be adversely affected.

The Company’s CXT Rail operation and Allegheny Rail Products division are dependent on a Class I railroad for a significant portion of their business. The CXT Rail operation was awarded a long-term contract, from this Class I railroad, for the supply of prestressed concrete railroad ties. CXT expanded and modernized its Grand Island, NE plant in 2005, and completed construction of a new facility in Tucson, AZ during 2006 to accommodate the contract’s requirements. The Class I railroad has agreed to purchase minimum annual quantities from the Grand Island, NE facility through December 2010, and the Tucson, AZ facility through December 2012.

Steel is a key component in the products that we sell. A sudden fall in steel prices could have a negative impact on our results.

The Company uses significant amounts of cement and aggregate in our concrete railroad tie and our concrete building businesses. Cement and aggregate prices have been increasing over recent years. This has not yet had a significant impact on the Company, but it could present problems for our facility in Tucson, AZ.

A substantial portion of the Company’s operations is heavily dependent on governmental funding of infrastructure projects. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on the operating results of the Company. Certain of our businesses, especially our Fabricated Products group, have been hampered with low volumes and margins in 2005 and 2004. While we experienced significant improvement in 2006, the backlog for this business remains weak.

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

The Company’s Construction segment sells and rents steel sheet piling, H-bearing pile, and other piling products for foundation and earth retention requirements. In addition, the Company’s Fabricated Products division sells bridge decking, bridge railing, structural steel fabrications, expansion joints and other products for highway construction and repair. The Buildings division produces precast concrete buildings. In February 2006, the Company sold substantially all of the assets of its former Geotechnical division, and the operations were classified as discontinued. See Note 5, Discontinued Operations.

The Company’s Tubular segment supplies pipe coatings for natural gas pipelines and utilities. Additionally, this segment produces threaded pipe products for industrial water well and irrigation markets. This segment also sells micropiles for construction foundation repair and slope stabilization.

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

	2006
					Expenditures
		Segment	Segment	Depreciation/	for Long-Lived
	Net Sales	Profit	Assets	Amortization	Assets
	In thousands

Rail Products	$189,236	$6,147	$114,766	$3,869	$14,342
Construction Products	180,797	12,172	86,007	1,503	1,375
Tubular Products	19,755	1,870	9,605	440	639

Total	$389,788	$20,189	$210,378	$5,812	$16,356

	2005
					Expenditures
		Segment	Segment	Depreciation/	for Long-Lived
	Net Sales	Profit	Assets	Amortization	Assets
	In thousands

Rail Products	$157,765	$4,495	$66,400	$2,538	$14,181
Construction Products	147,401	2,965	74,873	1,480	1,026
Tubular Products	20,824	2,413	9,824	409	671

Total	$325,990	$9,873	$151,097	$4,427	$15,878

	2004
					Expenditures
		Segment	Segment	Depreciation/	for Long-Lived
	Net Sales	Profit	Assets	Amortization	Assets
	In thousands

Rail Products	$144,504	$3,413	$47,992	$2,671	$409
Construction Products	109,822	856	47,631	1,394	774
Tubular Products	16,883	1,705	6,614	365	60

Total	$271,209	$5,974	$102,237	$4,430	$1,243

During 2006 and 2005, no single customer accounted for more than 10% of the Company’s consolidated net sales. In 2004, one customer accounted for 10.4% of consolidated net sales. Sales to this customer were recorded in the Rail and Construction segments. Sales between segments are immaterial.

Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets to the Company’s consolidated totals are illustrated as follows:

	2006	2005	2004
	In thousands

Net Sales from Continuing Operations:
Total for reportable segments	$389,788	$325,990	$271,209
Other net sales	—	—	—

Total	$389,788	$325,990	$271,209

Income from Continuing Operations:
Total for reportable segments	$20,189	$9,873	$5,974
Adjustment of inventory to LIFO	(915)	(1,525)	(3,468)
Unallocated other income	1,245	1,286	1,471
Other unallocated amounts	(4,730)	(2,610)	(2,527)

Income from continuing operations before income taxes	$15,789	$7,024	$1,450

Assets:
Total for reportable segments	$210,378	$151,097	$102,237
Unallocated corporate assets	27,055	21,206	22,218
LIFO and corporate inventory reserves	(7,342)	(6,427)	(5,302)
Unallocated property, plant and equipment	5,742	7,571	7,694
Net assets of discontinued operations	—	5,421	7,248

Total assets	$235,833	$178,868	$134,095

Depreciation/Amortization:
Total reportable for segments	$5,812	$4,427	$4,430
Other	332	344	410

Total	$6,144	$4,771	$4,840

Expenditures for Long-Lived Assets:
Total for reportable segments	$16,356	$15,878	$1,243
Expenditures financed under capital leases	(58)	(1,200)	(15)
Other expenditures	712	383	1,358

Total	$17,010	$15,061	$2,586

Approximately 95% of the Company’s total net sales during 2006 were to customers in the United States, and a majority of the remaining sales were to customers located in other North American countries.

At December 31, 2006, all of the Company’s long-lived assets were located in the United States.

Note 20.

Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2006 and 2005 is presented below:

	2006
	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter	Quarter	Total
	In thousands except per share amounts

Net sales	$84,155	$99,313	$95,868	$110,452	$389,788
Gross profit	$9,804	$13,445	$13,890	$14,452	$51,591
Income from continuing operations	$1,206	$3,079	$3,440	$2,990	$10,715
Income (loss) from discontinued operations	$2,678	$(97)	$258	$(24)	$2,815
Net income	$3,884	$2,982	$3,698	$2,966	$13,530
Basic earnings (loss) per common share:
From continuing operations	$0.12	$0.30	$0.33	$0.28	$1.03
From discontinued operations	$0.26	$(0.01)	$0.02	$—	$0.27
Basic earnings per common share	$0.38	$0.29	$0.35	$0.28	$1.30
Diluted earnings (loss) per common share:
From continuing operations	$0.11	$0.29	$0.32	$0.27	$0.99
From discontinued operations	$0.25	$(0.01)	$0.02	$—	$0.26
Diluted earnings per common share	$0.36	$0.28	$0.34	$0.27	$1.25

(1)	Includes a $3,005,000 gain from the sale of the Company’s former Geotechnical division which was classified as a discontinued operation.

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	In thousands except per share amounts

Net sales	$67,633	$90,712	$90,915	$76,730	$325,990
Gross profit	$7,337	$10,135	$10,836	$8,481	$36,789
Income from continuing operations	$615	$1,597	$2,207	$429	$4,848
Income from discontinued operations	$13	$1	$141	$431	$586
Net income	$628	$1,598	$2,348	$860	$5,434
Basic earnings per common share:
From continuing operations	$0.06	$0.16	$0.22	$0.04	$0.48
From discontinued operations	$—	$—	$0.01	$0.04	$0.06
Basic earnings per common share	$0.06	$0.16	$0.23	$0.08	$0.54
Diluted earnings per common share:
From continuing operations	$0.06	$0.15	$0.21	$0.04	$0.46
From discontinued operations	$—	$—	$0.01	$0.04	$0.06
Diluted earnings per common share	$0.06	$0.15	$0.22	$0.08	$0.52

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Managements’ Report on Internal Control Over Financial Reporting

The management of L. B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a — 15(f). L. B. Foster Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.

L. B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to instruction G(3) to Form 10-K, the information required by Item 401 of Regulation S-K is incorporated herein by reference from the Company’s definitive proxy statement.

The information required by Item 10 with respect to the Executive Officers of the Company has been included in Part I of this Form 10-K (as Item 4A) in reliance on Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Pursuant to instruction G(3) to Form 10-K, information required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the Company’s definitive proxy statement.

Pursuant to instruction G(3) to Form 10-K, the information concerning compliance with Section 16(a) of the Securities Act of 1933 by officers and directors of the Company set forth under the heading entitled “Section 16(a) Beneficial Reporting Compliance” in the Company’s definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference from the Company’s definitive proxy statement.

Information regarding our Code of Ethics set forth under the caption “Code of Ethics” in Item 4A of Part I of this Form 10-K is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference from the Company’s definitive proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K and by Item 403 of Regulation S-K is incorporated herein by reference from the Company’s definitive proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the Company’s definitive proxy statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

1.	Financial Statements

The following Reports of Independent Registered Public Accounting Firm, consolidated financial statements, and accompanying notes are included in Item 8 of this Report:

Financial Statement Schedule

     Schedules for the Three Years Ended December 31, 2006, 2005 and 2004:

     II — Valuation and Qualifying Accounts.

The remaining schedules are omitted because of the absence of conditions upon which they are required.

L. B. FOSTER COMPANY AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

		Additions
	Balance at	Charged to				Balance
	Beginning	Costs and				at End
	of Year	Expenses	Other	Deductions		of Year
	(In thousands)

2006
Deducted from assets to which they apply:
Allowance for doubtful accounts	$922	$262	$—	$12	(1)	$1,172

Inventory valuation reserve	$1,663	$1,001	$—	$337	(2)	$2,327

Not deducted from assets:
Provision for special termination benefits	$43	$2	$—	$21	(3)	$24

Provision for environmental compliance & remediation	$629	$7	$—	$79	(4)	$557

2005
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,018	$(69)	$—	$27	(1)	$922

Inventory valuation reserve	$1,416	$921	$—	$674	(2)	$1,663

Not deducted from assets:
Provision for special termination benefits	$98	$14	$—	$69	(3)	$43

Provision for environmental compliance & remediation	$365	$326	$—	$62	(4)	$629

2004
Deducted from assets to which they apply:
Allowance for doubtful accounts	$793	$326	$—	$101	(1)	$1,018

Inventory valuation reserve	$1,387	$998	$—	$969	(2)	$1,416

Not deducted from assets:
Provision for special termination benefits	$163	$10	$—	$75	(3)	$98

Provision for environmental compliance & remediation	$325	$63	$—	$23	(4)	$365

(1)	Notes and accounts receivable written off as uncollectible.

(2)	Reductions of inventory valuation reserve result from physical inventory shrinkage and write-down of slow-moving inventory to the lower of cost or market.

(3)	Reduction of special termination provisions result from payments to severed employees.

(4)	Payments made on amounts accrued.

3. Exhibits

The Exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:

3.1		Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.
3.2		Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002.
4.0		Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.
4.1		Rights Amendment, dated as of October 24, 2006, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4B to Form 8-K on October 27, 2006.
10.0		Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.
10	.0.1	First Amendment to Revolving Credit and Security Agreement dated September 13, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.1 to Form 8-K on September 14, 2005.
10	.0.3	Third Amendment to Revolving Credit and Security Agreement dated February 8, 2007, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.3 to Form 8-K on February 9, 2007.
10.12		Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.
10	.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.
10	.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.
10	.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.
10	.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.
10	.12.5	Sixth Amendment dated May 9, 2006 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2006.
10.13		Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.
10	.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2002.
10.14		Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.
10.15		Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, and filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.
10	.15.1	Industry Tract Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.
10.17		Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, and filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2002.
10.19		Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL, dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

10	.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 2006.
10.20		Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.
10.21		Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.
10	.21.1	Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.
10.24		Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.
10	.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005. **
10.34		Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **
10	.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 8-K on May 31, 2006. **
10.45		Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005. **
10	.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2005. **
10.46		Leased Vehicle Plan as amended and restated on October 1, 2006, filed as Exhibit 10.46 to Form 10-Q for the quarter ended September 30, 2006. **
10.51		Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2005, filed as Exhibit 10.51 to Form 8-K on December 8, 2005. **
10.53		Directors’ resolution dated May 24, 2006, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 8-K on May 31, 2006. **
10.55		Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007. **
10.56		2005 Three Year Incentive Plan, filed as Exhibit 10.56 to Form 8-K on May 31, 2005. **
10.57		2006 Omnibus Incentive Plan, effective May 24, 2006, filed as Exhibit 10.57 to From 8-K on May 31, 2006. **
10.58		Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **
19		Exhibits marked with an asterisk are filed herewith.
*23		Consent of Independent Auditors.
*31	.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L. B. FOSTER COMPANY

March 15, 2007	By: /s/ Stan L. Hasselbusch (Stan L. Hasselbusch, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Position	Date

By:	/s/ Lee B. Foster II (Lee B. Foster II)	Chairman of the Board and Director	March 15, 2007

By:	/s/ Stan L. Hasselbusch (Stan L. Hasselbusch)	President, Chief Executive Officer and Director	March 15, 2007

By:	/s/ Henry J. Massman IV (Henry J. Massman IV)	Director	March 15, 2007

By:	/s/ G. Thomas McKane (G. Thomas McKane)	Director	March 15, 2007

By:	/s/ Diane B. Owen (Diane B. Owen)	Director	March 15, 2007

By:	/s/ Linda K. Patterson (Linda K. Patterson)	Controller	March 15, 2007

By:	/s/ John W. Puth (John W. Puth)	Director	March 15, 2007

By:	/s/ William H. Rackoff (William H. Rackoff)	Director	March 15, 2007

By:	/s/ David J. Russo (David J. Russo)	Senior Vice President, Chief Financial Officer and Treasurer	March 15, 2007