Form 10-Q
period 2007-03-31
FOSTER L B CO
filed 2007-05-10
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2007
Common Stock, Par Value $.01	10,570,245 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,388	$1,309
Accounts and notes receivable:
Trade	56,827	60,771
Other	360	779

	57,187	61,550
Inventories	110,120	99,803
Current deferred tax assets	2,653	2,653
Other current assets	1,660	1,133
Prepaid income tax	691	836
Property held for resale	2,522	—

Total Current Assets	178,221	167,284

Property, Plant & Equipment — At Cost	93,969	95,077
Less Accumulated Depreciation	(47,178)	(45,158)

	46,791	49,919

Other Assets:
Goodwill	350	350
Other intangibles — net	59	62
Investments	16,924	16,676
Deferred tax assets	1,242	1,149
Other assets	367	393

Total Other Assets	18,942	18,630

TOTAL ASSETS	$243,954	$235,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$3,160	$3,105
Short-term borrowings	775	726
Accounts payable — trade	52,122	57,446
Accrued payroll and employee benefits	7,190	6,892
Current deferred tax liabilities	3,184	3,203
Other accrued liabilities	5,292	4,215
Current liabilities of discontinued operations	233	235

Total Current Liabilities	71,956	75,822

Long-Term Borrowings	50,882	39,161

Other Long-Term Debt	14,281	15,112

Deferred Tax Liabilities	2,163	1,853

Other Long-Term Liabilities	3,401	5,852

STOCKHOLDERS’ EQUITY:
Common stock	106	105
Paid-in capital	40,094	39,696
Retained earnings	61,721	58,843
Accumulated other comprehensive loss	(650)	(611)

Total Stockholders’ Equity	101,271	98,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,954	$235,833

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months
	Ended
	March 31,
	2007	2006
	(Unaudited)
Net Sales	$110,666	$84,155
Cost of Goods Sold	96,476	74,351

Gross Profit	14,190	9,804

Selling and Administrative Expenses	8,401	7,731
Interest Expense	1,222	665
Other Income	(258)	(431)

	9,365	7,965

Income From Continuing Operations Before Income Taxes	4,825	1,839

Income Tax Expense	1,733	633

Income From Continuing Operations	3,092	1,206

Discontinued Operations:
Income From Discontinued Operations Before Income Taxes	12	2,819
Income Tax Expense	4	141

Income From Discontinued Operations	8	2,678

Net Income	$3,100	$3,884

Basic Earnings Per Share
From continuing operations	$0.29	$0.12
From discontinued operations	0.00	0.26

Basic Earnings Per Share	$0.29	$0.38

Diluted Earnings Per Share
From continuing operations	$0.28	$0.11
From discontinued operations	0.00	0.25

Diluted Earnings Per Share	$0.28	$0.36

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months
	Ended March 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from continuing operations	$3,092	$1,206
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	(24)	22
Depreciation and amortization	2,121	1,386
Gain on sale of property, plant and equipment	(6)	—
Stock-based compensation	31	63
Unrealized gain on derivative mark-to-market	—	(29)
Excess tax benefit from share-based compensation	(213)	—
Change in operating assets and liabilities:
Accounts receivable	4,363	(7,422)
Inventories	(10,317)	(4,246)
Other current assets	(575)	(1,118)
Prepaid income tax	358	—
Other noncurrent assets	(232)	(282)
Accounts payable — trade	(5,324)	5,169
Accrued payroll and employee benefits	298	(1,868)
Other current liabilities	478	1,003
Other liabilities	(1,833)	212

Net Cash Used by Operating Activities	(7,783)	(5,904)

Net Cash Provided by Discontinued Operations	6	426

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	10	—
Capital expenditures on property, plant and equipment	(1,467)	(5,160)

Net Cash Used by Continuing Investing Activities	(1,457)	(5,160)

Net Cash Provided by Discontinued Investing Activities	—	5,330

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit agreement	11,721	3,661
Proceeds from other short-term borrowings	—	1,061
Proceeds from exercise of stock options and stock awards	155	69
Tax benefit related to stock options exercised	213	69
(Repayments) proceeds of long-term debt	(776)	256

Net Cash Provided by Financing Activities	11,313	5,116

Net Increase (Decrease) in Cash and Cash Equivalents	2,079	(192)

Cash and Cash Equivalents at Beginning of Period	1,309	1,596

Cash and Cash Equivalents at End of Period	$3,388	$1,404

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$1,133	$666

Income Taxes Paid	$1,311	$181

The Company financed $49,000 and $71,000 in certain capital expenditures through short-term borrowings and the execution of capital leases during the first three months of 2007 and 2006, respectively.
See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Amounts included in the balance sheet as of December 31, 2006 were derived from our audited balance sheet. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
2. NEW ACCOUNTING PRINCIPLES
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation applies to all open tax positions accounted for in accordance with SFAS 109. This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. The Company adopted this interpretation on January 1, 2007. See Note 11, “Income Taxes.”
In September 2006, the FASB issued Statement of Financial Accounting Standards 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension plans to recognize the funded status of their pension plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying condensed consolidated financial statements. SFAS 158’s provisions regarding the change in measurement date of pension plans are not applicable as the Company already uses a measurement date of December 31 for its pension plan.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115,” (SFAS 159). SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting principles generally accepted in the United States. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a significant effect on the Company’s financial position or results of operations.

3. ACCOUNTS RECEIVABLE
Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 2007 and December 31, 2006 have been reduced by an allowance for doubtful accounts of ($1,297,000) and ($1,172,000), respectively. Bad debt expense was $125,000 and $54,000 for the three-month periods ended March 31, 2007 and 2006, respectively.
4. INVENTORIES
Inventories of the Company at March 31, 2007 and December 31, 2006 are summarized in the following table:

	March 31,	December 31,
(in thousands)	2007	2006

Finished goods	$92,274	$84,578
Work-in-process	10,395	6,397
Raw materials	17,498	18,297

Total inventories at current costs	120,167	109,272
Less:
LIFO reserve	(7,506)	(7,142)
Inventory valuation reserve	(2,541)	(2,327)

	$110,120	$99,803

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
5. PROPERTY HELD FOR RESALE
In March 2007, the Company entered into an agreement to sell real estate located in Houston, TX used primarily by the Company’s Tubular products segment and reclassified these assets as “property held for resale” under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.
Pursuant to the terms of the agreement, the purchaser has until on or about May 28, 2007 to determine if the real estate is suitable for the Purchaser’s intended use. If the purchaser, in its sole judgment, determines that the real estate is not suitable, the purchaser may terminate the agreement without penalty. If all conditions are satisfied, the transaction is anticipated to close in June 2007. The purchase price of the real estate is approximately $7,570,000 plus $300,000 for the wastewater capacity reservation.
6. RETIREMENT PLANS
The Company currently has four plans covering all hourly and salaried employees, specifically two defined benefit plans (one active/one frozen) and two defined contribution plans. Employees are eligible to participate under these specific plans based on their employment classification. The Company’s funding to the defined benefit and defined contribution plans is governed by the Employee Retirement Income Security Act (ERISA) of 1974, applicable plan policy and investment guidelines. The Company policy is to contribute no less than the minimum funding required by ERISA.

Defined Benefit Plans
Effective December 31, 2006, the Company froze its defined benefit plan for non-union hourly employees.
Net periodic pension costs for both the active plan and frozen plan for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Service cost	$6	$14
Interest cost	55	54
Expected return on plan assets	(65)	(56)
Prior service cost	2	2
Transition asset	(2)	(2)
Recognized net actuarial loss	13	17

Net periodic benefit cost	$9	$29

The Company expects to contribute $208,000 to the defined benefit plans in 2007. No contributions were made in the first quarter of 2007.
Defined Contribution Plans
Effective March 1, 2007, the Company merged its non-union hourly and salaried defined contribution plans into one plan covering all non-union hourly and salaried employees. This defined contribution plan contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can now contribute, subject to statutory limitations, between 1% and 75% of eligible pre-tax pay and between 1% and 100% of eligible after-tax pay.
Effective March 1, 2007, the Company’s employer match is 100% of the first 1% of deferred eligible compensation and 50% of the next 6% of deferred eligible compensation, for a total maximum match of 4%. The Company may also make discretionary contributions to the Plan. The expense associated with this plan for the three months ended March 31 was $457,000 in 2007 and $264,000 in 2006.
The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas. The expense associated with this active plan for the three months ended March 31, 2007 and 2006 was $11,000 and $14,000, respectively.
7. DISCONTINUED OPERATIONS
In February 2006, the Company sold substantially all of the assets of its Geotechnical division for $4,000,000 plus the net asset value of the fixed assets, inventory, work in progress and prepaid items, resulting in a gain of approximately $3,005,000. The operations of the division qualified as a “component of an entity” under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and thus, were reclassified as discontinued for all periods presented. Future expenses related to this business are expected to be immaterial.

Net sales and income from discontinued operations were as follows:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Net sales	$—	$3,075

Income from discontinued operations	$12	$2,819
Income tax expense	4	141

Income from discontinued operations, net of tax	$8	$2,678

8. BORROWINGS
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
Borrowings under the amended credit agreement bear interest at interest rates based upon either the base rate or LIBOR rate plus or minus applicable margins. The base rate is equal to the greater of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranged from a negative 1.00% to a positive 0.50%, and the LIBOR spread ranged from 1.50% to 2.50%. In February 2007, the Company entered into the third amendment to the agreement. Under this amendment, borrowings placed in LIBOR contracts are priced at prevailing LIBOR rates, plus 1.25%. Borrowings placed in other tranches are priced at the prevailing prime rate, minus 1.00%. Under the amended credit agreement, the Company maintains dominion over its cash at all times, as long as excess availability stays over $5,000,000 and there is no uncured event of default.
The agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated capital expenditures; however, expenditures up to $20,000,000 for plant construction and refurbishment related to the Company’s concrete tie supply agreement are excluded from these covenants. The agreement also includes a minimum net worth covenant and restricts investments, indebtedness, and the sale of certain assets. As of March 31, 2007, the Company was in compliance with the agreement’s covenants. At March 31, 2007 the Company had borrowed $50,882,000 under the agreement, which was classified as long-term, and had approximately $20,872,000 in unused borrowing commitment.
In addition, the Company has interim financing arrangements for approximately $775,000 primarily to provide funding for the expansion of the Concrete Tie division. This funding is classified as short-term borrowings.

9. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(in thousands, except earnings per share)	2007	2006

Numerator:
Numerator for basic and diluted earnings per common share - net income available to common stockholders:
Income from continuing operations	$3,092	$1,206
Income from discontinued operations	8	2,678

Net income	$3,100	$3,884

Denominator:
Weighted average shares	10,555	10,195

Denominator for basic earnings per common share	10,555	10,195

Effect of dilutive securities:
Employee stock options	343	459

Dilutive potential common shares	343	459

Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversions	10,898	10,654

Basic earnings per common share:
Continuing operations	$0.29	$0.12
Discontinued operations	0.00	0.26

Basic earnings per common share	$0.29	$0.38

Diluted earnings per common share:
Continuing operations	$0.28	$0.11
Discontinued operations	0.00	0.25

Diluted earnings per common share	$0.28	$0.36

10. STOCK-BASED COMPENSATION
The Company recorded stock compensation expense of $31,000 and $63,000 for the three month periods ending March 31, 2007 and 2006, respectively. The related deferred tax benefits were $12,000 and $22,000, respectively.
At March 31, 2007, there was $206,000 of compensation expense related to nonvested awards which is expected to be recognized over a weighted-average period of 1.7 years. At March 31, 2006, there was $380,000 of compensation expense related to nonvested awards which was expected to be recognized over a weighted-average period of 1.8 years.
Stock Option Awards
There were no stock options granted during the first quarter of 2007 or 2006.
At March 31, 2007 and 2006, Common stock options outstanding under the Plans had option prices ranging from $2.75 to $14.77, with a weighted average exercise price of $5.20 and $5.01 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding at March 31, 2007 and 2006 are 5.1 years and 5.4 years.
Options exercised during the three month periods ended March 31, 2007 and 2006 totaled 29,750 and 15,250 shares, respectively. The weighted average exercise price per share of the options exercised during the three month periods ended March 31, 2007 and 2006 were $5.18 and $4.54, respectively. The total intrinsic value of options exercised during the three month periods ended March 31, 2007 and 2006 were $607,000 and $203,000, respectively.
A summary of the option activity as of March 31, 2007 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2007	708,950	$5.20	4.5
Granted	—	$—
Canceled	—	$—
Exercised	(29,750)	$5.18

Outstanding at March 31, 2007	679,200	$5.20	4.4	$10,466,472

Exercisable at March 31, 2007	616,050	$4.70	4.0	$9,801,356

Shares issued as a result of stock option exercises generally are authorized but previously unissued common stock.
Restricted Stock Awards
There were no restricted stock awards granted by the Company for the three months ended March 31, 2007 and 2006.
Shares issued as a result of restricted stock awards generally are authorized but previously unissued common stock.
11. INCOME TAXES
In July 2006, the FASB issued FIN 48. The Company adopted FIN 48 on January 1, 2007 which has resulted in a transition adjustment reducing beginning retained earnings by $222,000; comprised of uncertain tax benefits of $93,000 (net of federal benefit on state issues), accrued interest of $71,000, and penalties of $58,000.
At January 1, 2007, the Company had $522,000 in unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Included in this balance at January 1, 2007, is $383,000 related to tax positions for which it is reasonably possible that the total amounts could change significantly during the next twelve month period.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. Federal tax returns for all years after 2002 are subject to future examination while tax returns for all years after 1996 are subject to examination by the state and local tax authorities. Presently, the federal income tax return for 2004 is currently under examination. The final outcome of this review is not yet determinable.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. At January 1, 2007, the Company had accrued $151,000 and $64,000 for the potential payment of interest and penalties, respectively, related to the preceding FIN 48 liability.
12. COMMITMENTS AND CONTINGENT LIABILITIES
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
In 2000, the Company’s subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Due to a variety of factors, including deficiencies in the owner’s project specifications, certain panels have deteriorated and the owner has replaced all of the panels provided by the subsidiary. The general contractor and the owner are currently engaged in dispute resolution procedures, which we believe will be resolved in 2007. The administrative judge did, however, find that the general contractor was liable to the owners for alleged defects, among other matters, in the panels and that the new estimated damages connected with the panels ranged from $2,100,000 to $2,500,000. The Company has been advised that the general contractor has settled all disputes with the owner and that the general contractor may seek a contribution of less than $800,000 from the Company.
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
At March 31, 2007 the Company had outstanding letters of credit of approximately $3,246,000.
13. BUSINESS SEGMENTS
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.

The following tables illustrate revenues and profits of the Company by segment:

	Three Months Ended,
	March 31, 2007		March 31, 2006
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit/(Loss)

Rail products	$63,200	$2,013	$46,088	$2,053
Construction products	41,365	2,491	34,096	311
Tubular products	6,101	994	3,971	27

Total	$110,666	$5,498	$84,155	$2,391

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2006.
The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Income for reportable segments	$5,498	$2,391
Cost of capital for reportable segments	4,872	3,398
Interest expense	(1,222)	(665)
Other income	258	431
Corporate expense and other unallocated charges	(4,581)	(3,716)

Income from continuing operations before income taxes	$4,825	$1,839

14. COMPREHENSIVE INCOME
Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Net income	$3,100	$3,884
Unrealized derivative (losses) gains on cash flow hedges	(39)	76

Comprehensive income	$3,061	$3,960

15. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
With the debt refinancing in 2002, the collar agreements were deemed not to be an effective hedge of the new credit facility in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company recorded the mark-to-market adjustments on these instruments in its consolidated statements of operations. The remaining interest rate collar expired in March 2006. During the first quarter of 2006 the Company recognized income of $29,000 to adjust these instruments to fair value.
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
During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was an asset of $87,000 and $146,000 as of March 31, 2007 and December 31, 2006, respectively, the current portion of which is recorded in “Other Current Assets” and the noncurrent portion is recorded in “Other Assets.”
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
General
L. B. Foster Company is a leading manufacturer, fabricator and distributor of products for rail, construction, utility and energy markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.
Recent Developments
In April 2007, Chaparral Steel Company, the primary supplier of sheet piling and bearing pile to the Company, announced that it had retained Goldman, Sachs & Co. to assist in its review of possible strategic alternatives. Chaparral disclosed that it will consider the full range of possible alternatives, which could include possible strategic partnerships, mergers, acquisitions, sale or recapitalizations. Should Chaparral undergo a change of control that affects the Company’s ability to distribute its products, the Company’s results of operations and liquidity could be adversely affected. However, a change in control may have no affect on our existing relationship.
In March 2007, the Company entered into an agreement to sell approximately 63 acres of real estate located in Houston, TX used primarily by the Company’s Tubular products segment and reclassified these assets as “property held for resale” under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Pursuant to the terms of the agreement, the purchaser has until on or about May 28, 2007 to determine if the real estate is suitable for the Purchaser’s intended use. If the purchaser, in its sole judgment, determines that the real estate is not suitable, the purchaser may terminate the agreement without penalty. If all conditions are satisfied, the transaction is anticipated to close in June 2007. The purchase price of the real estate is approximately $7.6 million plus $0.3 million for the wastewater capacity reservation.
Upon the closing, the Company plans to lease back from the purchaser approximately 20 acres of the real estate for a ten year term at a monthly rental rate of $1,000 per acre. The lease is a “net” lease with the Company being responsible for taxes, maintenance, insurance and utilities. It is anticipated that the Company will use the leased property for its threaded product operations.
In the event that these assets are not sold, the Company will re-evaluate “held for sale” treatment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Critical Accounting Policies
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company’s policies or estimates since December 31, 2006. For more information regarding the Company’s critical accounting policies, please see the Management’s Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2006.
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation applies to all open tax positions accounted for in accordance with SFAS 109. This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. The Company adopted this interpretation on January 1, 2007. See Note 11, “Income Taxes.”
In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension plans to recognize the funded status of their pension plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying condensed consolidated financial statements. SFAS 158’s provisions regarding the change in measurement date of pension plans are not applicable as the Company already uses a measurement date of December 31 for its pension plan.
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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115,” (SFAS 159). SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting principles generally accepted in the United States. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a significant effect on the Company’s financial position or results of operations.

Results of Operations

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Net Sales:
Rail Products	$63,200	$46,088
Construction Products	41,365	34,096
Tubular Products	6,101	3,971

Total Net Sales	$110,666	$84,155

Gross Profit:
Rail Products	$6,780	$5,395
Construction Products	6,769	4,324
Tubular Products	1,512	591
Other	(871)	(506)

Total Gross Profit	14,190	9,804

Expenses:
Selling and administrative expenses	8,401	7,731
Interest expense	1,222	665
Other income	(258)	(431)

Total Expenses	9,365	7,965

Income from continuing operations before income taxes	4,825	1,839
Income Tax Expense	1,733	633

Income from Continuing Operations	3,092	1,206

Discontinued Operations:
Income From Discontinued Operations	12	2,819
Income Tax Expense	4	141

Income From Discontinued Operations, Net of Tax	8	2,678

Net Income	$3,100	$3,884

Gross Profit %:
Rail Products	10.7%	11.7%
Construction Products	16.4%	12.7%
Tubular Products	24.8%	14.9%
Total Gross Profit	12.8%	11.6%
First Quarter 2007 Results of Operations
Income from continuing operations for the first quarter of 2007 was $3.1 million ($0.28 per diluted share) on net sales of $110.7 million. This compares favorably to income from continuing operations for the first quarter of 2006 which was $1.2 million ($0.11 per diluted share) on net sales of $84.2 million.
Net income for the first quarter of 2007 was $3.1 million ($0.28 per diluted share) and included nominal income from the discontinued operations of the Company’s former Geotechnical division. During the same period in 2006, the Company had net income of $3.9 million ($0.36 per diluted share) which included income from discontinued operations of $2.7 million ($0.25 per diluted share). Income from discontinued operations in the first quarter of 2006 included a gain on the sale of the Company’s Geotechnical division of $3.0 million.
Net sales for the Company increased $26.5 million, or 31.5%, compared to the prior year first quarter. Rail segment sales increased 37.1% due in part to an increase in rail distribution sales volume, primarily associated with rail project work. Also contributing to the increase was the Transit Products division which had improved sales and increased backlog as a result of 2005 legislation that authorized funding for transit projects (SAFETEA-LU). Additionally, concrete railroad tie sales increased compared to the same prior year quarter primarily due to the Company’s Tucson, AZ facility which started producing and selling concrete railroad ties in the first quarter of 2007. This increase in sales of concrete ties is expected to continue in order to satisfy the concrete tie supply agreement the Company has with the Union Pacific Railroad. Construction products’ sales increased 21.3% due mainly to increases in piling sales, and to a lesser extent, an increase in concrete buildings. The piling sales increase was due to the continued marketplace acceptance of the sheet piling that we sell as well as continuing strong demand in heavy civil and non-residential markets. These increases were slightly diminished by a decline in bridge products’ sales. The completion of a large bridge job in the first quarter of 2006 had a positive impact on that quarter’s sales. Tubular products’ sales increased 53.6% in comparison to the first quarter of 2006. The Company’s Threaded Products division has entered the micropile market and the oil country tubular goods market to add volume to the Langfield, TX facility and to mitigate sales seasonality. The Coated Pipe division’s sales increased due to a strong energy market.
The Company’s gross profit margin increased 1.2 percentage points to 12.8% compared to last year’s first quarter. Rail products’ profit margin declined 1.0 percentage points to 10.7%. This decline was due primarily to poor productivity at the Company’s Tucson, AZ concrete railroad tie facility due to concrete mix design and operational issues. Construction products’ gross profit margin increased 3.7 percentage points to 16.4% as a result of improved performance and increased billing margins across all divisions. Tubular products’ gross profit margin increased by 9.9 percentage points to 24.8% due to improved billing margins within the threaded products division and to improved volumes within the coated pipe division.
Selling and administrative expenses increased 8.7% from the same prior year period due to increases in employee related costs and benefit expenses including incentive compensation. Interest expense increased 83.8% from the prior year period due principally to increased borrowings. The increase in borrowings is primarily due to an increase in working capital requirements as well as significant capital investments made during 2006. Other income decreased $0.2 million in the first quarter of 2007 due to a reduction in foreign exchange gains from the prior year period. Income taxes from continuing operations in the first quarter were recorded at approximately 35.9% compared to 34.4% in the prior year period. The increase in the tax rate was due to higher levels of taxable income as well as releasing a portion of the valuation allowance provided for state deferred taxes in the prior year period.
Liquidity and Capital Resources
The Company’s capitalization is as follows:

Debt:	March 31,	December 31,
In millions	2007	2006

Revolving Credit Facility	$50.9	$39.2
Capital Leases and Interim Lease Financing	15.0	15.7
Other (primarily revenue bonds)	3.2	3.2

Total Debt	69.1	58.1

Equity	101.3	98.0

Total Capitalization	$170.4	$156.1

Debt as a percentage of capitalization (debt plus equity) increased to 41%, at March 31, 2007, from 37% at year-end 2006, as a result of increased working capital needs. Working capital was $106.3 million at March 31, 2007 compared to $91.5 million at December 31, 2006. Inventory increased $10.3 million due to increased piling inventory and to a lesser extent increased rail distribution inventory.
The Company’s liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. The following table summarizes the year-to-date impact of these items:

	March 31,
(In millions)	2007	2006

Liquidity needs:
Working capital and other assets and liabilities	($12.7)	($8.5)
Capital expenditures, net of asset sales	(1.5)	(5.2)
Scheduled repayments of long-term debt	(0.8)	(0.5)
Cash interest	(1.1)	(0.7)

Net liquidity requirements	(16.1)	(14.9)

Liquidity sources:
Internally generated cash flows before interest	6.1	3.3
Credit facility activity	11.7	3.7
Equity transactions	0.4	0.1
Other	—	7.6

Net liquidity sources	18.2	14.7

Net Change in Cash	$2.1	($0.2)

Capital expenditures were $1.5 million for the first three months of 2007 compared to $5.2 million for the same 2006 period. Spending in the 2006 period was primarily for ongoing construction of new facilities in Tucson, AZ and Pueblo, CO. The Company anticipates its total capital spending in 2007 will be less than $10.0 million and funded by cash flow from operations and available external financing sources. The Company also expects to curb the increased amounts of cash invested in working capital. The Company routinely reviews its portfolio of businesses and contemplates potential acquisitions and dispositions from time to time.
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
Borrowings under the credit facility bear interest at interest rates based upon either the base rate or LIBOR plus or minus applicable margins. The base rate is equal to the higher of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranged from a negative 1.00% to a positive 0.50%, and the LIBOR spread ranged from 1.50% to 2.50%. Effective in February 2007, under the third amendment to the credit facility, the base rate spread is fixed at minus 1.00% and the LIBOR spread is fixed at plus 1.25%. Under the agreement, the Company maintains dominion over its cash at all times, as long as excess availability stays over $5.0 million and there is no uncured event of default.
Long-term revolving credit agreement borrowings at March 31, 2007 were $50.9 million, an increase of $11.7 million from December 31, 2006. At March 31, 2007, remaining available borrowings under this facility were approximately $20.9 million. Outstanding letters of credit at March 31, 2007 were approximately $3.2 million. The letters of credit have expiration dates ranging from August 2007 to May 2010. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.

The agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for consolidated capital expenditures; however, expenditures up to $20.0 million for plant construction and refurbishment related to the Company’s concrete tie supply agreement are excluded from these covenants. The agreement also includes a minimum net worth covenant and restricts certain investments, indebtedness, and the sale of certain assets. As of March 31, 2007 the Company was in compliance with all the agreement’s covenants.
Tabular Disclosure of Contractual Obligations
A summary of the Company’s required payments under financial instruments and other commitments as of March 31, 2007 are presented in the following table:

		Less than	1-3	4-5	More than
(in thousands)	Total	1 year	years	years	5 years

Contractual Cash Obligations
Long-term borrowings (1)	$54,115	$149	$376	$51,318	$2,272
Interest on long-term borrowings (1)	7,195	2,177	4,379	420	219
Short-term borrowings (2)	774	774	—	—	—
Interest on short-term borrowings (2)	57	57	—	—	—
Capital leases (3)	14,207	2,185	6,102	4,554	1,366
Interest on capital leases (3)	2,539	707	1,297	479	56
Operating leases	6,253	1,625	2,287	1,973	368
Purchase obligations not reflected in the financial statements	60,181	60,181	—	—	—

Total contractual cash obligations	$145,321	$67,855	$14,441	$58,744	$4,281

Other Financial Commitments
Standby letters of credit	$3,246	$2,938	$—	$308	$—

(1)	Borrowings of $50.9 million under the revolving credit agreement mature in May 2010. Estimated interest on these borrowings is payable monthly and was calculated using the weighted average interest rate on March 31, 2007 of 6.75%. The $2.0 million Massachusetts Industrial Revenue Bond matures in March 2013. Interest on this bond is payable monthly and was calculated using the interest rate at March 31, 2007 of 3.70%. The Citizens Asset Finance Mortgage of $0.7 million is payable in installments from 2006 through 2011, with a balloon payment due in 2011. Interest on this mortgage is fixed at 7.01% and is payable monthly. The Pennsylvania Economic Development Financing Authority Tax Exempt Pooled Bond of $0.4 million is payable in installments from 2006 through 2021. Interest was calculated using the interest rate of 3.70% at March 31, 2007 and is payable monthly. The $0.2 million Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan is payable in installments through 2009. Interest on this loan is fixed at 3.75% and is payable monthly.

(2)	Short-term borrowings consist of an interim financing arrangement with two banks and the Company plans to convert these borrowings to an operating lease during 2007. Interest on these borrowings is calculated using an interest rate of 7.32% and is payable monthly.

(3)	Capital lease obligations are payable in installments through 2012 and have interest rates, payable monthly, ranging from 5.58% to 13.62%.
Other long-term liabilities include items such as income taxes which are not contractual obligations by nature. The Company can not estimate the settlement years for these items and has excluded these items from the above table.

Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2006 is included in the “Liquidity and Capital Resources” section of the Company’s 2006 Annual Report filed on Form 10-K. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.
Dakota, Minnesota & Eastern Railroad
The Company maintains a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controls over 2,500 miles of track in eight states.
At March 31, 2007, the Company’s investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company has a receivable recorded for accrued dividend income on Preferred Stock of approximately $7.9 million. Dividend income, recorded in “Other Income” in the Company’s condensed consolidated statement of operations, was approximately $0.2 million for the periods ended March 31, 2007 and 2006. The Company’s ownership in the DM&E is approximately 13.4%, on a diluted basis.
In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends are not paid timely, dividends accrue at an accelerated rate until those dividends are paid. In addition, penalty interest accrues and compounds annually until such dividends are paid. Subsequent issuances of Series C, C-1, and D Preferred Stock have all assumed distribution priority over the previous series, with series D not redeemable until 2008. As subsequent preferred series were issued, the Company, based on its own valuation estimate, stopped recording the full amount due on all preferred series given the delay in anticipated realization of the asset and the priority of redemption of the various issuances. The amount of dividend income not recorded was approximately $7.5 million at March 31, 2007. The Company will only recognize this income upon redemption of the respective issuances or payment of the dividends.
In June 1997, the DM&E announced its plan to build an extension from the DM&E’s existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (Project). The estimated cost of this project is expected to be in excess of $2.0 billion. The Surface Transportation Board (STB) approved the Project in January 2002. In October 2003, however, the 8th U.S. Circuit Court of Appeals remanded the matter to the STB and instructed the STB to address, in its environmental impact statement, the Project’s effects on air quality, noise and vibration, and preservation of historic sites. On February 13, 2006, after reviewing public comments on the Supplemental Environmental Impact Statement (SEIS) on the DM&E Project, the STB granted its final approval for the Project. On December 29, 2006, the 8th U. S. Circuit Court of Appeals upheld the STB’s decision to grant final approval for the Project.
In December 2003, the DM&E received a Railroad Rehabilitation and Improvement Financing (RRIF) Loan in the amount of $233.0 million from the Federal Railroad Administration. Funding provided by the 25-year loan was used to refinance debt and upgrade infrastructure along parts of its existing route.
In November 2005, the DM&E announced that it had applied to the Federal Railroad Administration (FRA) for a RRIF loan totaling approximately $2.5 billion to build and/or rehabilitate approximately 1,300 miles of railroad in four states. On February 26, 2007, the FRA announced that it had denied the DM&E’s loan application for the Project due to the FRA’s opinion that there was an unacceptable degree of risk concerning the DM&E’s ability to repay the loan. As a result of the FRA’s loan application rejection, the ultimate outcome of the Project is uncertain. We believe the DM&E will review various alternatives including financing the Project privately as well as other possible options.

If the Project proves to be viable, management believes that the value of the Company’s investment in the DM&E will increase significantly. However, if the Project does not come to fruition, management believes that the value of the Company’s investment is still significantly more than the $16.9 million carried on the Company’s balance sheet.
Outlook
CXT Rail and ARP divisions are dependent on the Union Pacific Railroad (UPRR) for a significant portion of their business. Subsequent to the January 2005 execution of a concrete tie supply agreement with UPRR, we installed new tie-manufacturing equipment at our Grand Island, NE facility and commenced production of concrete ties in September 2005. The refurbished Grand Island, NE facility has been producing concrete ties at a rate 25% to 30% above the maximum capacity of the old facility. The UPRR has agreed to purchase ties from the Grand Island facility through December 2010. In addition to upgrading the Grand Island facility, we have completed a new concrete railroad tie manufacturing facility in Tucson, AZ. Despite construction delays attributable to permitting and other operational issues, the facility has completed commissioning and started tie production in the first quarter of 2007. The UPRR has agreed to purchase concrete ties from the Tucson facility through December 2012. Excluding the Tucson, AZ operations, concrete tie production increased 12% in the first quarter 2007 compared to the prior year period. Including the Tucson, AZ facility, the Company produced 40% more concrete railroad ties over the prior year period. This increased production is expected to continue through 2007.
In November 2005, we purchased a 55,000 square foot facility in Pueblo, CO where we manufacture insulated rail joints, previously outsourced to an exclusive supplier, and will soon commence the assembly of rail lubricators. Although delays have been experienced at this facility, production capacity is currently where we had originally anticipated.
Our Fabricated Products group was hampered with low volumes and margins in 2005 and 2004. While we experienced significant improvement in 2006, the backlog for this business remains weak.
Although backlog is not necessarily indicative of future operating results, total Company backlog from continuing operations at March 31, 2007, was approximately $195.8 million. The following table provides the backlog from continuing operations by business segment:

	Backlog
	March 31,	December 31,	March 31,
(In thousands)	2007	2006	2006

Rail Products	$105,992	$64,113	$75,540
Construction Products	75,075	66,145	61,688
Tubular Products	14,715	11,092	4,280

Total from Continuing Operations	$195,782	$141,350	$141,508

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
With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company recorded the mark-to-market adjustments on these instruments in its consolidated statements of operations. The remaining interest rate collar expired in March 2006. During the first quarter of 2006 the Company recognized income of $29,000 to adjust these instruments to fair value.
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
During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was an asset of $87,000 and $146,000 as of March 31, 2007 and December 31, 2006, respectively, the current portion of which is recorded in “Other Current Assets” and the noncurrent portion is recorded in “Other Assets.”
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
A significant portion of the Company’s Construction segment net sales and profits are related to the purchase and resale of products procured from Chaparral Steel Company. Should Chaparral undergo a change of control that affects the Company’s ability to distribute its products, the Company’s results of operations and liquidity could be adversely affected. However, a change in control may have no affect on our existing relationship.
The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. For a discussion of some of the specific risk factors, that may cause such differences, see the Company’s Form 10-K for the year ended December 31, 2006.
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
Item 4. CONTROLS AND PROCEDURES
a)	L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

b)	There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
See Note 12, “Commitments and Contingent Liabilities”, to the Condensed Consolidated Financial Statements.
Item 1A. RISK FACTORS
There has not been any material change in the risk factors disclosure from that contained in the Company’s 10-K for the year ended December 31, 2006.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
The Exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:
3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2	Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002.

4.0	Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

4.1	Rights Amendment, dated as of October 24, 2006, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4B to Form 8-K on October 27, 2006.

10.0	Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.

10.0.1	First Amendment to Revolving Credit and Security Agreement dated September 13, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.1 to Form 8-K on September 14, 2005.

10.0.3	Third Amendment to Revolving Credit and Security Agreement dated February 8, 2007, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.3 to Form 8-K on February 9, 2007.

10.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

10.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.

10.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and

Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

10.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

10.12.5	Sixth Amendment dated May 9, 2006 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2006.

10.13	Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

10.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2002.

10.14	Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.

10.15	Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, and filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.15.1	Industry Tract Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.17	Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, and filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2002.

10.19	Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL, dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

10.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 2006.

10.19.2	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated April 24, 2007, and filed as Exhibit 10.19.2 to Form 8-K on April 30, 2007.

10.20	Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

^10.21	Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.

^10.21.1	Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.

10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

10.25	Purchase and Sale Agreement between Registrant and R.L.R. Investments, LLC, dated March 29, 2007, and filed as Exhibit 10.25 to Form 8-K on April 3, 2007.

10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005. ** 10.34 Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **

10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **

10.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 8-K on May 31, 2006. **

10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005. **

10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form
10-K for the year ended December 31, 2005. **

10.46	Leased Vehicle Plan as amended and restated on October 1, 2006, filed as Exhibit 10.46 to Form 10-Q for the quarter ended September 30, 2006. **

10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2005, filed as Exhibit 10.51 to Form 8-K on December 8, 2005. **

10.53	Directors’ resolution dated May 24, 2006, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 8-K on May 31, 2006. **

10.55	Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007. **

10.56	2005 Three Year Incentive Plan, filed as Exhibit 10.56 to Form 8-K on May 31, 2005. **

10.57	2006 Omnibus Incentive Plan, effective May 24, 2006, filed as Exhibit 10.57 to From 8-K on May 31, 2006. **

10.58	Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **

19	Exhibits marked with an asterisk are filed herewith.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY (Registrant)
Date: May 10, 2007	By:	/s/ David J. Russo
David J. Russo
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer of Registrant)