Form 10-Q
period 2007-06-30
FOSTER L B CO
filed 2007-08-09
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2007
Common Stock, Par Value $.01	10,641,370 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,387	$1,309
Accounts and notes receivable:
Trade	70,233	60,771
Other	52	779

	70,285	61,550
Inventories	104,670	99,803
Current deferred tax assets	2,653	2,653
Other current assets	1,373	1,133
Prepaid income tax	123	836

Total Current Assets	180,491	167,284

Property, Plant & Equipment — At Cost	97,820	95,077
Less Accumulated Depreciation	(49,290)	(45,158)

	48,530	49,919

Other Assets:
Goodwill	350	350
Other intangibles — net	56	62
Investments	17,171	16,676
Deferred tax assets	1,293	1,149
Other assets	315	393

Total Other Assets	19,185	18,630

TOTAL ASSETS	$248,206	$235,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$3,227	$3,105
Short-term borrowings	1,388	726
Accounts payable — trade	59,903	57,446
Accrued payroll and employee benefits	9,488	6,892
Current deferred tax liabilities	3,153	3,203
Other accrued liabilities	5,825	4,215
Current liabilities of discontinued operations	233	235

Total Current Liabilities	83,217	75,822

Long-Term Borrowings	36,830	39,161

Other Long-Term Debt	13,532	15,112

Deferred Tax Liabilities	2,163	1,853

Other Long-Term Liabilities	3,361	5,852

STOCKHOLDERS’ EQUITY:
Common stock	106	105
Paid-in capital	41,239	39,696
Retained earnings	68,551	58,843
Accumulated other comprehensive loss	(793)	(611)

Total Stockholders’ Equity	109,103	98,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$248,206	$235,833

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net Sales	$148,547	$99,313	$259,213	$183,468
Cost of Goods Sold	127,309	85,868	223,785	160,219

Gross Profit	21,238	13,445	35,428	23,249

Selling and Administrative Expenses	9,790	8,685	18,191	16,416
Interest Expense	1,183	858	2,405	1,523
Other Income	(346)	(433)	(604)	(864)

	10,627	9,110	19,992	17,075

Income From Continuing Operations
Before Income Taxes	10,611	4,335	15,436	6,174

Income Tax Expense	3,762	1,256	5,495	1,889

Income From Continuing Operations	6,849	3,079	9,941	4,285

Discontinued Operations
(Loss) Income From Discontinued Operations Before Income Taxes	(31)	(118)	(19)	2,701
Income Tax (Benefit) Expense	(12)	(21)	(8)	120

(Loss) Income From Discontinued Operations	(19)	(97)	(11)	2,581

Net Income	$6,830	$2,982	$9,930	$6,866

Basic Earnings Per Share
From Continuing Operations	$0.65	$0.30	$0.94	$0.42
From Discontinued Operations	(0.00)	(0.01)	(0.00)	0.25

Basic Earnings Per Share	$0.64	$0.29	$0.94	$0.67

Diluted Earnings Per Share
From Continuing Operations	$0.63	$0.29	$0.91	$0.40
From Discontinued Operations	(0.00)	(0.01)	(0.00)	0.24

Diluted Earnings Per Share	$0.63	$0.28	$0.91	$0.64

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months
	Ended June 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations	$9,941	$4,285
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	(57)	(29)
Depreciation and amortization	4,261	2,839
(Gain) loss on sale of property, plant and equipment	(6)	5
Stock-based compensation	60	133
Unrealized gain on derivative mark-to-market	—	(29)
Excess tax benefit from share-based compensation	(646)	—
Change in operating assets and liabilities:
Accounts receivable	(8,735)	(9,806)
Inventories	(4,867)	(7,811)
Other current assets	(336)	(867)
Prepaid income tax	1,359	—
Other noncurrent assets	(466)	(722)
Accounts payable — trade	2,457	(335)
Accrued payroll and employee benefits	2,596	(1,021)
Other current liabilities	976	(1,367)
Other liabilities	(1,943)	482

Net Cash Provided (Used) by Operating Activities	4,594	(14,243)

Net Cash (Used) Provided by Discontinued Operations	(13)	1,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	15	46
Capital expenditures on property, plant and equipment	(2,774)	(8,687)

Net Cash Used by Continuing Investing Activities	(2,759)	(8,641)

Net Cash Provided by Discontinued Investing Activities	—	5,330

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from revolving credit agreement	(2,331)	12,036
Proceeds from other short-term borrowings	662	606
Proceeds from exercise of stock options and stock awards	838	1,746
Tax benefit related to stock options exercised	646	1,879
Repayments of long-term debt	(1,559)	(219)

Net Cash Provided by Financing Activities	(1,744)	16,048

Net Increase (Decrease) in Cash and Cash Equivalents	78	(195)

Cash and Cash Equivalents at Beginning of Period	1,309	1,596

Cash and Cash Equivalents at End of Period	$1,387	$1,401

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$2,286	$1,411

Income Taxes Paid	$4,132	$1,972

The Company financed $0.1 million and $0.1 million in certain capital expenditures through short-term borrowings and the execution of capital leases during the first six months of 2007 and 2006, respectively.
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

3. ACCOUNTS RECEIVABLE
Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 2007 and December 31, 2006 have been reduced by an allowance for doubtful accounts of ($1,312,000) and ($1,172,000), respectively. Bad debt expense was $140,000 and $85,000 for the six-month periods ended June 30, 2007 and 2006, respectively.
4. INVENTORIES
Inventories of the Company at June 30, 2007 and December 31, 2006 are summarized in the following table:

	June 30,	December 31,
(in thousands)	2007	2006

Finished goods	$97,002	$84,578
Work-in-process	2,991	6,397
Raw materials	15,856	18,297

Total inventories at current costs	115,849	109,272
Less:
LIFO reserve	(8,243)	(7,142)
Inventory valuation reserve	(2,936)	(2,327)

	$104,670	$99,803

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
5. PROPERTY HELD FOR RESALE
In March 2007, the Company entered into an agreement, as amended in May 2007, to sell real estate located in Houston, TX used primarily by the Company’s Tubular products segment and reclassified these assets as “property held for resale” under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).
Pursuant to the terms of the amended agreement, the Purchaser had until on or about June 27, 2007 to determine if the real estate was suitable for the Purchaser’s intended use. If the purchaser, in its sole judgment, determined that the real estate was not suitable, the purchaser could terminate the agreement without penalty. In June 2007, the Purchaser determined that the real estate was not suitable for the Purchaser’s intended purpose and terminated the agreement. The Company has restored the classification of these assets as “property, plant & equipment – at cost” and recorded the associated depreciation expense in accordance with the provisions of SFAS 144.
6. RETIREMENT PLANS
The Company modified its qualified retirement plans on March 1, 2007 and currently has four plans covering all hourly and salaried employees, specifically two defined benefit plans (one active/one frozen) and two defined contribution plans. Employees are eligible to participate under these specific plans based on their employment classification. The Company’s funding to the defined benefit and defined contribution plans is governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines. The Company policy is to contribute no less than the minimum funding required by ERISA.

Defined Benefit Plans
Effective December 31, 2006, the Company froze its defined benefit plan for non-union hourly employees. Net periodic pension costs for both the active plan and frozen plan for the three months and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Service cost	$6	$14	$12	$28
Interest cost	55	55	110	109
Expected return on plan assets	(65)	(57)	(130)	(113)
Prior service cost	2	2	4	4
Transition asset	(2)	(2)	(4)	(5)
Recognized net actuarial loss	13	17	26	35

Net periodic benefit cost	$9	$29	$18	$58

The Company expects to contribute $208,000 to the defined benefit plans in 2007. Contributions through June 30, 2007 were $124,000.
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
Effective March 1, 2007, the Company’s employer match is 100% of the first 1% of deferred eligible compensation and 50% of the next 6%, adjusted based on years of service, of deferred eligible compensation, for a total maximum potential match of 4%. The Company may also make discretionary contributions to the Plan. The expense associated with this plan for the six months ended June 30 was $1,350,000 in 2007 and $690,000 in 2006.
The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas. The expense associated with this plan for the six months ended June 30, 2007 and 2006 was $11,000 and $26,000, respectively.
7. DISCONTINUED OPERATIONS
In February 2006, the Company sold substantially all of the assets of its Geotechnical division for $4,000,000 plus the net asset value of the fixed assets, inventory, work in progress and prepaid items, resulting in a gain of approximately $3,005,000. The operations of the division qualified as a “component of an entity” under SFAS No. 144 and thus, were reclassified as discontinued for all periods presented. Future expenses related to this business are expected to be immaterial.

Net sales and income from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Net sales	$—	$20	$—	$3,095

(Loss) income from discontinued operations	$(31)	$(118)	$(19)	$2,701
Income tax (benefit) expense	(12)	(21)	(8)	120

(Loss) income from discontinued operations, net of tax	$(19)	$(97)	$(11)	$2,581

8. BORROWINGS
In May 2005, the Company entered into the Amended and Restated Revolving Credit and Security Agreement (Agreement) with a consortium of commercial banks which provided for a $60,000,000 five year revolving credit facility expiring in May 2010. In September 2005, the Company’s maximum credit line was increased to $75,000,000 under a first amendment to the Agreement. Borrowings under the Agreement are secured by substantially all the trade receivables and inventory owned by the Company, and are limited to 85% of eligible receivables and 60% of eligible inventory.
Borrowings under the Agreement bear interest at interest rates based upon either the base rate or LIBOR rate plus or minus applicable margins. The base rate is equal to the greater of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranged from a negative 1.00% to a positive 0.50%, and the LIBOR spread ranged from 1.50% to 2.50%. In February 2007, the Company entered into a third amendment to the Agreement. Under this amendment, borrowings placed in LIBOR contracts are priced at prevailing LIBOR rates, plus 1.25%. Borrowings placed in other tranches are priced at the prevailing prime rate, minus 1.00%. Under the Agreement, the Company maintains dominion over its cash at all times, as long as excess availability stays over $5,000,000 and there is no uncured event of default.
The Agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated capital expenditures; however, expenditures up to $20,000,000 for plant construction and refurbishment related to the Company’s concrete tie supply agreement were excluded from these covenants. The Agreement also includes a minimum net worth covenant and restricts investments, indebtedness, and the sale of certain assets. As of June 30, 2007, the Company was in compliance with the Agreement’s covenants. At June 30, 2007 the Company had borrowed $36,830,000 under the Agreement, which was classified as long-term, and had approximately $34,926,000 in unused borrowing commitment.
In addition, the Company has interim financing arrangements with two banks totaling approximately $1,388,000 primarily to provide funding for the expansion of the Concrete Tie division. This funding is classified as short-term borrowings.
In July 2007, the Company entered into a fourth amendment to the Agreement. Refer to footnote 15, “Subsequent Event.”

9. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except earnings per share)	2007	2006	2007	2006

Numerator:
Numerator for basic and diluted earnings per common share - net income available to common stockholders:
Income from continuing operations	$6,849	$3,079	$9,941	$4,285
(Loss) income from discontinued operations	(19)	(97)	(11)	2,581

Net income	$6,830	$2,982	$9,930	$6,866

Denominator:
Weighted average shares	10,593	10,372	10,574	10,284

Denominator for basic earnings per common share	10,593	10,372	10,574	10,284

Effect of dilutive securities:
Employee stock options	333	430	338	445

Dilutive potential common shares	333	430	338	445

Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversions	10,926	10,802	10,912	10,729

Basic earnings (loss) per common share:
Continuing operations	$0.65	$0.30	$0.94	$0.42
Discontinued operations	(0.00)	(0.01)	(0.00)	0.25

Basic earnings per common share	$0.64	$0.29	$0.94	$0.67

Diluted earnings (loss) per common share:
Continuing operations	$0.63	$0.29	$0.91	$0.40
Discontinued operations	(0.00)	(0.01)	(0.00)	0.24

Diluted earnings per common share	$0.63	$0.28	$0.91	$0.64

10. STOCK-BASED COMPENSATION
The Company recorded stock compensation expense of $60,000 and $133,000 for the six month periods ending June 30, 2007 and 2006, respectively. The related deferred tax benefits were $23,000 and $46,000, respectively.
At June 30, 2007, there was $184,000 of compensation expense related to nonvested awards which is expected to be recognized over a weighted-average period of 1.7 years. At June 30, 2006, there was $313,000 of compensation expense related to nonvested awards which was expected to be recognized over a weighted-average period of 2.5 years.
Stock Option Awards
There were no stock options granted during the first six months of 2007 or 2006.
At June 30, 2007 and 2006, Common stock options outstanding under the Plans had option prices ranging from $2.75 to $14.77, with a weighted average exercise price of $5.23 and $5.18 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding at June 30, 2007 and 2006 were 4.2 years and 5.0 years, respectively.
Options exercised during the six month periods ended June 30, 2007 and 2006 totaled 80,125 and 291,600 shares, respectively. The weighted average exercise price per share of the options exercised during the six month periods ended June 30, 2007 and 2006 were $4.98 and $4.57, respectively. The total intrinsic value of options exercised during the three month periods ending June 30, 2007 and 2006 were $1,052,000 and $5,620,000, respectively. The total intrinsic value of options exercised during the six month periods ended June 30, 2007 and 2006 were $1,656,000 and $5,823,000, respectively.
A summary of the option activity as of June 30, 2007 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2007	708,950	$5.20	4.5
Granted	—	—
Canceled	—	—
Exercised	(80,125)	4.98

Outstanding at June 30, 2007	628,825	$5.23	4.2	$14,745,946

Exercisable at June 30, 2007	581,300	$4.80	3.9	$13,881,444

Shares issued as a result of stock option exercises generally are authorized but previously unissued common stock.
Restricted Stock Awards
During the six month periods ending June 30, 2007 and 2006 there were 17,500 fully vested restricted stock awards granted to the outside directors of the Company. The weighted average fair value per share of these restricted stock awards granted during the six month periods ended June 30, 2007 and 2006 were $25.10 and $23.68, respectively.
Compensation expense recorded by the Company related to restricted stock awards was approximately $439,000 and $414,000, respectively, for the six months ended June 30, 2007 and 2006.
A summary of the restricted stock activity as of June 30, 2007 is presented below.

Weighted
Average
		Weighted	Remaining
	Restricted	Average	Contractual	Aggregate
	Shares	Fair Value	Term	Fair Value

Outstanding at January 1, 2007	—	$—		$—
Granted	17,500	25.10		439,250
Vested	(17,500)	25.10		(439,250)
Canceled	—	—		—

Outstanding at June 30, 2007	—	$—	—	$—

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
In 2000, the Company’s subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Due to a variety of factors, including deficiencies in the owner’s project specifications, certain panels deteriorated and the owner replaced the panels provided by the subsidiary. The Company has been advised that the general contractor has settled all disputes with the owner by the contractor paying the owner approximately $1,200,000 and with all of the parties’ respective claims being released. The general contractor and the Company currently are attempting to negotiate a settlement of any claims that the general contractor may have against the Company.
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
At June 30, 2007 the Company had outstanding letters of credit of approximately $3,244,000.

12. BUSINESS SEGMENTS
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.
The following tables illustrate revenues and profits of the Company by segment:

	Three Months Ended,		Six Months Ended,
	June 30, 2007		June 30, 2007
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit

Rail products	$79,180	$4,418	$142,380	$6,431
Construction products	58,946	5,369	100,311	7,860
Tubular products	10,421	2,366	16,522	3,360

Total	$148,547	$12,153	$259,213	$17,651

	Three Months Ended,		Six Months Ended,
	June 30, 2006		June 30, 2006
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit/(Loss)

Rail products	$47,816	$2,455	$93,904	$4,508
Construction products	45,757	2,875	79,853	3,186
Tubular products	5,740	469	9,711	496

Total	$99,313	$5,799	$183,468	$8,190

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2006.
The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Income for reportable segments	$12,153	$5,799	$17,651	$8,190
Cost of capital for reportable segments	5,045	3,797	9,917	7,195
Interest expense	(1,183)	(858)	(2,405)	(1,523)
Other income	346	433	604	864
Corporate expense and other unallocated charges	(5,750)	(4,836)	(10,331)	(8,552)

Income from continuing operations before income taxes	$10,611	$4,335	$15,436	$6,174

13. COMPREHENSIVE INCOME
Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Net income	$6,830	$2,982	$9,930	$6,866
Unrealized derivative (losses) gains on cash flow hedges	(143)	81	(182)	5

Comprehensive income	$6,687	$3,063	$9,748	$6,871

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
With the debt refinancing in 2002, the collar agreements were deemed not to be an effective hedge of the new credit facility in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company recorded the mark-to-market adjustments on these instruments in its consolidated statements of operations. The remaining interest rate collar expired in March 2006. For the six months ended June 30, 2006, the Company recognized income of $29,000 to adjust these instruments to fair value.
At contract inception, the Company designates its derivative instruments as hedges. The Company recognizes all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings. To the extent that a change in interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.
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
During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was a liability of ($136,000) and an asset of $146,000 as of June 30, 2007 and December 31, 2006, respectively. The current portion of the liability is recorded in “Other Accrued Liabilities” and the long-term portion is recorded in “Other Long-Term

Liabilities.” The current portion of the asset is recorded in “Other Current Assets” and the noncurrent portion is recorded in “Other Assets.”
15. SUBSEQUENT EVENT
In July 2007, the Company entered into a fourth amendment to the Amended and Restated Revolving Credit and Security Agreement. The amendment provides for an increase in the Company’s maximum credit line to $90,000,000 expiring in May 2011. Additionally, the amendment establishes a $20,000,000 term loan that will be immediately applied to pay down existing drawings on the revolving credit facility. The term loan will be amortized based on a term of seven years with a balloon payment on the remaining outstanding principal due at the maturity of the Agreement, May 2011. If average availability should fall below $10,000,000 over a 30-day period, the loans become immediately secured by a lien on the Company’s equipment that is not encumbered by other liens. The Company is obligated to satisfy a fixed charge coverage ratio of 1.05 to 1.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
General
L. B. Foster Company is a leading manufacturer, fabricator and distributor of products for rail, construction, utility and energy markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.
Recent Developments
In July 2007, we entered into a fourth amendment to the Amended and Restated Revolving Credit and Security Agreement. Refer to footnote 15 to the Condensed Consolidated Financial Statements, “Subsequent Event.”
In July 2007, Chaparral Steel Company, our primary supplier of steel sheet piling and bearing pile, announced that it had entered into an agreement to be acquired by Gerdau Ameristeel Corporation. Closing of the transaction is subject to the approval of Chaparral’s stockholders and other customary closing conditions, including regulatory approvals. The merger is expected to close during 2007. If this agreement affects our ability to distribute Chaparral’s products, our results of operations and liquidity could be adversely affected. However, this agreement may have no affect on our existing relationship.
In May 2007, we executed an amendment to the March 2007 agreement to sell real estate located in Houston, TX used primarily by our Tubular products segment. Pursuant to the terms of the amendment, the Purchaser was granted an extension until June 27, 2007 to determine if the real estate was suitable for its intended use. In June 2007, we were notified by the Purchaser that the real estate was not suitable for its proposed operations because of potential disputes with neighboring landowners. Accordingly, the Purchaser terminated the amended agreement. See footnote 5 to the Condensed Consolidated Financial Statements, “Property Held for Resale” for additional information.
Critical Accounting Policies
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in our specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality.

During the first six months of 2007, due to the significance of the amount, we chose to disclose our investments accounting policy. This disclosure is as follows:
Investments
The Company has a series of investments in a privately held entity for business and strategic purposes. These investments are accounted for under the cost method as the Company does not have the ability to exercise significant influence over the investee and are included in “Investments” in the consolidated balance sheet. Under the cost method, the investments are recorded at their initial cost and are periodically evaluated for impairment. During the Company’s review for impairment, it examines the investee’s actual and forecasted operating results, financial position, liquidity, and the Company’s own prepared estimates of future cash flows, as well as business and industry factors in assessing whether a decline in value of an equity investment has occurred that is other-than-temporary. When such a decline in value is identified, the fair value of the equity investment is estimated based on the preceding factors and an impairment loss is recognized in “Other Income” in the consolidated statements of operations.
There have been no material changes in our policies or estimates since December 31, 2006. For more information regarding our critical accounting policies, please see the Management’s Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2006.
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation applies to all open tax positions accounted for in accordance with SFAS 109. This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. We adopted this interpretation on January 1, 2007.
In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension plans to recognize the funded status of their pension plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. SFAS 158’s provisions regarding the change in measurement date of pension plans are not applicable as we already use a measurement date of December 31 for our pension plan.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a significant effect on our financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115,” (SFAS 159). SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting principles generally accepted in the United States. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a significant effect on our financial position or results of operations.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Net Sales:
Rail Products	$79,180	$47,816	$142,380	$93,904
Construction Products	58,946	45,757	100,311	79,853
Tubular Products	10,421	5,740	16,522	9,711

Total Net Sales	$148,547	$99,313	$259,213	$183,468

Gross Profit:
Rail Products	$9,261	$6,135	$16,041	$11,530
Construction Products	10,025	6,991	16,794	11,315
Tubular Products	2,958	998	4,470	1,589
Other	(1,006)	(679)	(1,877)	(1,185)

Total Gross Profit	21,238	13,445	35,428	23,249

Expenses:
Selling and administrative expenses	9,790	8,685	18,191	16,416
Interest expense	1,183	858	2,405	1,523
Other income	(346)	(433)	(604)	(864)

Total Expenses	10,627	9,110	19,992	17,075

Income from Continuing Operations
Before Income Taxes	10,611	4,335	15,436	6,174
Income Tax Expense	3,762	1,256	5,495	1,889

Income from Continuing Operations	6,849	3,079	9,941	4,285

Discontinued Operations:
(Loss) Income From Discontinued Operations	(31)	(118)	(19)	2,701
Income Tax (Benefit) Expense	(12)	(21)	(8)	120

(Loss) Income From Discontinued Operations, Net of Tax	(19)	(97)	(11)	2,581

Net Income	$6,830	$2,982	$9,930	$6,866

Gross Profit %:
Rail Products	11.7%	12.8%	11.3%	12.3%
Construction Products	17.0%	15.3%	16.7%	14.2%
Tubular Products	28.4%	17.4%	27.1%	16.4%
Total Gross Profit	14.3%	13.5%	13.7%	12.7%
Second Quarter 2007 Results of Operations
Income from continuing operations for the second quarter of 2007 was $6.8 million ($0.63 per diluted share) on net sales of $148.5 million. This compares favorably to income from continuing operations for the first quarter of 2006 which was $3.1 million ($0.29 per diluted share) on net sales of $99.3 million.
Net income for the second quarter of 2007 was $6.8 million ($0.63 per diluted share) and included a nominal loss from the discontinued operations of our former Geotechnical division. During the same period in 2006, we had net income of $3.0 million ($0.28 per diluted share) which included a loss from discontinued operations of $0.1 million ($0.01 per diluted share).
Our net sales increased $49.2 million, or 49.6%, compared to the prior year second quarter. Rail segment sales increased 65.6% due primarily to an increase in rail distribution sales volume, primarily associated with rail project work. Also contributing to the increase was the Transit Products division which had improved sales as a result of 2005 legislation that authorized funding for transit projects (SAFETEA-LU). Additionally, concrete railroad tie sales increased compared to the same prior year quarter primarily due to our Tucson, AZ facility which started producing and selling concrete railroad ties in the first quarter of 2007. Construction products’ sales increased 28.8% due mainly to increases in piling sales, and to a lesser extent, an increase in concrete building sales. The piling sales increase was due to sales growth across all product lines, most significantly H-beam piling. The increase in H-beam sales resulted from railroad demand and supplier support. The increase in concrete building sales was due to improved access to customer job sites as well as continued increased product demand. These increases were slightly diminished by a decline in bridge products’ sales. The completion of a large bridge job in the second quarter of 2006 had a positive impact on that quarter’s sales. Tubular products’ sales increased 81.6% in comparison to the second quarter of 2006. The Coated Pipe division’s sales increased due to demand from a strong energy market which has led to a second shift being added at our Birmingham, AL location and accounted for primarily all of the increased sales over the prior year period. We anticipate continued strength in all three of our business segments; however, we do not expect the rate of growth to remain at these levels during the second half of 2007.
Our gross profit margin increased 0.8 percentage points to 14.3% compared to last year’s second quarter. Rail products’ profit margin declined 1.1 percentage points to 11.7%. This decline was due primarily to poor productivity at our Tucson, AZ concrete railroad tie facility due to high turnover of the labor force. Additionally, rail distribution products’ gross margins have decreased due to product and customer mix. Construction products’ gross profit margin increased 1.7 percentage points to 17.0% as a result of increased billing margins in all divisions. Tubular products’ gross profit margin increased by 11.0 percentage points to 28.4% due to improved billing margins for threaded products and the additional absorption of plant expenses at our Birmingham, AL facility.
Selling and administrative expenses increased 12.7% from the same prior year period due to increases in employee related costs and benefit expenses including incentive compensation. Interest expense increased 37.9% from the prior year period due principally to increased borrowings for working capital requirements as well as significant capital investments made during 2006. Income taxes from continuing operations in the first quarter were recorded at approximately 35.5% compared to 29.0% in the prior year period. The lower rate in the prior year period is the result of reversing a portion of the valuation allowance provided for state net operating losses due to a change in estimate of our ability to utilize those net operating losses in future periods.
First Six Months of 2007 Results of Operations
Income from continuing operations for the first six months of 2007 was $9.9 million ($0.91 per diluted share) on net sales of $259.2 million. This compares favorably to income from continuing operations for the first six months of 2006 which was $4.3 million ($0.40 per diluted share) on net sales of $183.5 million.
Net income for the first six months of 2007 was $9.9 million ($0.91 per diluted share) and included a nominal loss from the discontinued operations of our former Geotechnical division. During the same period in 2006, we had net income of $6.9 million ($0.64 per diluted share) which included income from discontinued operations of $2.6 million ($0.24 per diluted share). Income from discontinued operations in the first six months of 2006 included a gain on the sale of our Geotechnical division of $3.0 million.
Our net sales increased $75.7 million, or 41.3%, compared to the first half of 2006. Rail segment sales increased 51.6% due primarily to an increase in rail distribution sales volume, primarily associated with rail project work. Also contributing to the increase was the Transit Products division which had improved sales and increased backlog as a result of 2005 legislation that authorized funding for transit projects (SAFETEA-LU). Additionally, concrete railroad tie sales increased compared to the same prior year period primarily due to our Tucson, AZ facility which started producing and selling concrete railroad ties in the first quarter of 2007. Compared to the prior year, this increase in sales of concrete ties is expected to continue in order to satisfy the concrete tie supply agreement we have with the Union Pacific Railroad. Construction products’ net sales increased 25.6% due mainly to increases in piling sales, and to a lesser extent, an increase in concrete buildings sales. The piling sales increase was due to the continued marketplace acceptance of the sheet piling products that we sell as well as continuing strong demand in heavy civil and non-residential markets. These increases were slightly diminished by a decline in bridge products’ sales. The completion of two large bridge jobs in the first half of 2006 had a positive impact on that period’s sales. Tubular products’ sales increased 70.1% in comparison to the first six months of 2006. The Coated Pipe division’s sales increased due to a strong energy market. Our Threaded Products division has entered the micropile market and the oil country tubular goods market to add volume to the Langfield, TX facility and mitigate sales seasonality.
Our gross profit margin increased 1.0 percentage point to 13.7% compared to 12.7% for the first six months of 2006. Rail products’ gross profit margin declined to 11.3%, a decrease of 1.0 percentage point. This decline was due primarily to poor productivity at our Tucson, AZ concrete railroad tie facility due to concrete mix design and operational issues, as well as the previously mentioned workforce turnover issues. Construction products’ gross profit margin increased 2.5 percentage points to 16.7% as a result of increased billing margins across all divisions. Tubular products’ gross profit margin increased by 10.7 percentage points to 27.1% due to improved billing margins within both product divisions and to improved volume-related efficiencies within the Coated Pipe division.
Selling and administrative expenses increased 10.8% over the first half of 2006 due to increases in employee related costs and benefit expenses including incentive compensation. Interest expense increased 57.9% from the prior year period due principally to increased borrowings for working capital requirements as well as significant capital investments made during 2006. Income taxes in the first six months of 2007 were recorded at approximately 35.6% compared to 30.6% a year ago for continuing operations. The lower tax rate in 2006 is the result of reversing a portion of the valuation allowance provided for state net operating losses due to a change in estimate of our ability to utilize those net operating losses in future periods.
Liquidity and Capital Resources
Our capitalization is as follows:

Debt:	June 30,	December 31,
In millions	2007	2006

Revolving Credit Facility	$36.8	$39.2
Capital Leases and Interim Lease Financing	15.0	15.7
Other (primarily revenue bonds)	3.2	3.2

Total Debt	55.0	58.1

Equity	109.1	98.0

Total Capitalization	$164.1	$156.1

Working capital was $97.3 million at June 30, 2007 compared to $91.5 million at December 31, 2006. Trade accounts receivable increased $9.5 million due primarily to increased rail distribution receivables. Inventory increased $4.9 million due to increased piling inventory offset by a decrease in rail distribution inventory.

Our liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. The following table summarizes the year-to-date impact of these items:

	June 30,
In millions	2007	2006

Liquidity needs:
Working capital and other assets and liabilities	($9.0)	($21.4)
Capital expenditures, net of asset sales	(2.8)	(8.6)
Scheduled repayments of long-term debt	(1.5)	(0.2)
Cash interest	(2.3)	(1.4)

Net liquidity requirements	(15.6)	(31.6)

Liquidity sources:
Internally generated cash flows before interest	15.8	8.6
Credit facility activity	(2.3)	12.0
Equity transactions	1.5	3.6
Discontinued operations	—	6.6
Other	0.7	0.6

Net liquidity sources	15.7	31.4

Net Change in Cash	$0.1	($0.2)

Capital expenditures were $2.8 million for the first six months of 2007 compared to $8.6 million for the same 2006 period. Spending in the 2006 period was primarily for ongoing construction of new facilities in Tucson, AZ and Pueblo, CO. We anticipate total capital spending in 2007 will be less than $10.0 million and funded by cash flow from operations and available external financing sources. We also expect to continue to curb the increased amounts of cash invested in working capital. We routinely review our portfolio of businesses and contemplate potential acquisitions and dispositions from time to time.
We have a five-year revolving credit agreement which expires in May 2010 and provides for up to $75.0 million in borrowings to support our working capital and other liquidity requirements. Borrowings under this agreement are secured by substantially all the trade receivables and inventory owned by us, and are limited to 85% of eligible receivables and 60% of eligible inventory.
Borrowings under the credit facility bear interest at interest rates based upon either the base rate or LIBOR plus or minus applicable margins. The base rate is equal to the higher of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranged from a negative 1.00% to a positive 0.50%, and the LIBOR spread ranged from 1.50% to 2.50%. Effective in February 2007, under the third amendment to the credit facility, the base rate spread is fixed at minus 1.00% and the LIBOR spread is fixed at plus 1.25%. Under the credit agreement, we maintain dominion over our cash at all times, as long as excess availability stays over $5.0 million and there is no uncured event of default.
Long-term revolving credit facility borrowings at June 30, 2007 were $36.8 million, a decrease of $2.3 million from December 31, 2006. At June 30, 2007, remaining available borrowings under this facility were approximately $34.9 million. Outstanding letters of credit at June 30, 2007 were approximately $3.2 million. The letters of credit have expiration dates ranging from September 2007 to May 2010. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.
The credit agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for consolidated capital expenditures; however, expenditures up to $20.0 million for plant construction and refurbishment related to our concrete tie supply agreement were excluded from these covenants. The credit agreement also includes a minimum net worth covenant and restricts certain investments, indebtedness, and the sale of certain assets. As of June 30, 2007 we were in compliance with all the credit agreement’s covenants.

In July 2007, we entered into the fourth amendment to the agreement. Refer to footnote 15 to the Condensed Consolidated Financial Statements, “Subsequent Event.”
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of our required payments under financial instruments and other commitments as of March 31, 2007 is included in the “Liquidity and Capital Resources” section of our 2007 Quarterly Report filed on Form 10-Q. During the three month period ending June 30, 2007, we increased our obligations under operating leases to approximately $11.8 million. These arrangements provide us with increased flexibility relative to the utilization and investment of cash resources.
Dakota, Minnesota & Eastern Railroad
We maintain a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controls over 2,500 miles of track in eight states.
At June 30, 2007, our investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, we have a receivable recorded for accrued dividend income on Preferred Stock of approximately $8.2 million. Dividend income, recorded in “Other Income” in our condensed consolidated statement of operations, was approximately $0.5 million for the six month periods ended June 30, 2007 and 2006. Our ownership in the DM&E is approximately 13.4%, on a diluted basis.
In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends are not paid timely, dividends accrue at an accelerated rate until those dividends are paid. In addition, penalty interest accrues and compounds annually until such dividends are paid. Subsequent issuances of Series C, C-1, and D Preferred Stock have all assumed distribution priority over the previous series, with series D not redeemable until 2008. As subsequent preferred series were issued, we stopped recording the full amount due on all preferred series given the delay in anticipated realization of the dividends and the priority of redemption of the various issuances. We continue to record dividend income of approximately $1.0 million per year from the DM&E. We are recording an amount significantly less than the full amount due us since we are uncertain when we will receive these proceeds and not due to any concern of financial weakness. The DM&E is a substantial and well run enterprise, whose operating ratios are comparable to other regional and class one railroads and it generates strong positive cash flows. However, certain debt covenants related to DM&E borrowings have strictly prohibited the DM&E from paying dividends for the past several years. This prohibition will become less restrictive in December 2007 and we believe the DM&E will be able to begin paying a significant amount of dividends based upon a formula that requires dividends to be funded from EBITDA after first paying for a minimum amount of capital improvements. We anticipate that the DM&E will start to pay its preferred dividends in the December 2007 to June 2008 time frame. The amount of dividend income not recorded was approximately $8.0 million at June 30, 2007. We will only recognize this income upon redemption of the respective issuances or payment of the dividends.
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
In December 2003, the DM&E received a Railroad Rehabilitation and Improvement Financing (RRIF) Loan in the amount of $233.0 million from the Federal Railroad Administration. Funding provided by the 25-year loan was used to refinance debt and upgrade infrastructure along parts of its existing route. In November 2005, the DM&E announced that it had applied to the Federal Railroad Administration (FRA) for a RRIF loan totaling approximately $2.5 billion to build and/or rehabilitate approximately 1,300 miles of railroad in four states. On February 26, 2007, the FRA announced that it had denied the DM&E’s loan application for the Project due to the FRA’s opinion that there was an unacceptable degree of risk concerning the DM&E’s ability to repay the loan. As a result of the FRA’s loan application rejection, the ultimate outcome of the Project is uncertain. We believe the DM&E is reviewing various alternatives including financing the Project privately as well as other possible options.
If the Project proves to be viable, management believes that the value of our investment in the DM&E will increase significantly. However, if the Project does not come to fruition, management believes that the value of our investment is still significantly more than the $17.2 million carried on our balance sheet.
Outlook
Our CXT Rail and ARP divisions are dependent on the Union Pacific Railroad (UPRR) for a significant portion of their business. Subsequent to the January 2005 execution of a concrete tie supply agreement with UPRR, we installed new tie-manufacturing equipment at our Grand Island, NE facility and commenced production of concrete ties in September 2005. The refurbished Grand Island, NE facility has been producing concrete ties at a rate 25% to 30% above the maximum capacity of the old facility. The UPRR has agreed to purchase ties from the Grand Island facility through December 2010. In addition to upgrading the Grand Island facility, we have completed a new concrete railroad tie manufacturing facility in Tucson, AZ. Despite construction delays attributable to permitting and other operational issues, the facility has completed commissioning and started tie production in the first quarter of 2007. During the second quarter of 2007, production at the facility has been hampered by employee turnover caused by the emergence of higher paying new businesses in the Tucson, AZ area. We are working to respond to this development in an urgent fashion. The UPRR has agreed to purchase concrete ties from the Tucson facility through December 2012. Including the Tucson, AZ facility, the Company produced 32% more concrete railroad ties over the prior year second quarter. This increased production is expected to continue through 2007.
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
Although backlog is not necessarily indicative of future operating results, our total backlog from continuing operations at June 30, 2007, was approximately $179.0 million. The following table provides the backlog from continuing operations by business segment:

	Backlog
	June 30,	December 31,	June 30,
(In thousands)	2007	2006	2006

Rail Products	$78,770	$64,113	$93,906
Construction Products	85,152	66,145	59,883
Tubular Products	15,054	11,092	5,149

Total from Continuing Operations	$178,976	$141,350	$158,938

We continue to evaluate the overall performance of our operations. A decision to down-size or terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on our financial condition.
Market Risk and Risk Management Policies
We do not purchase or hold any derivative financial instruments for trading purposes. We use derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. Our primary source of variable-rate debt comes from our revolving credit agreement. In conjunction with our debt refinancing in 2002, we discontinued cash flow hedge accounting treatment for our interest rate collars and have applied mark-to-market accounting prospectively.
During 2005, we had one LIBOR-based interest rate collar agreement remaining. This agreement became effective in March 2001 and expired in March 2006, had a notional value of $15.0 million, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. On March 6, 2005, the counterparty to the agreement exercised its option to convert the collar to a one-year, fixed-rate instrument with interest payable at an annual rate of 5.49%.
With the debt refinancing in 2002, the collar agreements were deemed not to be an effective hedge of the new credit facility in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). However, we retained these instruments as protection against interest rate risk associated with the new credit agreement and we recorded the mark-to-market adjustments on these instruments in its consolidated statements of operations. The remaining interest rate collar expired in March 2006. For the six months ended June 30, 2006, we recognized income of $29,000 to adjust these instruments to fair value.
At contract inception, we designate our derivative instruments as hedges. We recognize all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings. To the extent that a change in interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.
We are not subject to significant exposures to changes in foreign currency exchange rates. We will, however, manage our exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. Our risk management objective is to reduce our exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions.
During 2006, we entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was a liability of ($136,000) and an asset of $146,000 as of June 30, 2007 and December 31, 2006, respectively. The current portion of the liability is recorded in “Other Accrued Liabilities” and the long-term portion is recorded in “Other Long-Term Liabilities.” The current portion of the asset is recorded in “Other Current Assets” and the noncurrent portion is recorded in “Other Assets.”
Forward-Looking Statements
Statements relating to the potential value of the DM&E or the Project, or management’s belief as to such matters, are forward-looking statements and are subject to numerous contingencies and risk factors. We have based much of our assessment on information provided by the DM&E and have not independently verified such information. In addition to matters mentioned above, factors which can adversely affect the value of the DM&E include, but are not limited to, labor disputes and general economic factors. Additionally, there exist numerous factors which could impair the DM&E’s ability to complete the Project.
Failure to successfully implement an efficient manufacturing operation at either of our new facilities in Tucson, AZ or Pueblo, CO in a cost effective manner would make it difficult for us to earn an appropriate return on our investments. Our businesses could be affected adversely by significant change in the price of steel, concrete, other raw materials or the availability of existing and new piling and rail products.

A substantial portion of our operations are heavily dependent on governmental funding of infrastructure projects. Many of these projects have “Buy America” or “Buy American” provisions. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on our operating results. Additionally, government actions concerning “Buy America” provisions, taxation, tariffs, the environment, or other matters could impact our operating results. Our operating results may also be affected negatively by adverse weather conditions.
A significant portion of our Construction segment net sales and profits are related to the purchase and resale of products procured from Chaparral Steel Company. If Chaparral’s change of control affects our ability to distribute its products, our results of operations and liquidity could be adversely affected. However, a change in control may have no affect on our existing relationship.
We caution readers that various factors could cause our actual results to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by our representatives. For a discussion of some of the specific risk factors, that may cause such differences, see our Form 10-K for the year ended December 31, 2006.
Except for historical information, matters discussed in such oral and written communications are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the availability of material from major suppliers, labor disputes, the impact of competition, the seasonality of our business, the adequacy of internal and external sources of funds to meet financing needs, our ability to curb our working capital requirements, taxes, inflation and governmental regulations. Sentences containing words such as “believes,” “intends,” “anticipates,” “expects,” or “will” generally should be considered forward-looking statements.
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

PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
See Note 11, “Commitments and Contingent Liabilities”, to the Condensed Consolidated Financial Statements.
Item 1A. RISK FACTORS
There has not been any material change in the risk factors disclosure from that contained in the Company’s 10-K for the year ended December 31, 2006.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s annual meeting held on May 23, 2007, the following individuals were elected to the Board of Directors:

	Authority	Withheld
Name	Granted	Authority

Lee B. Foster II	9,529,032	575,619
Stan L. Hasselbusch	9,529,251	575,400
Henry J. Massman IV	6,791,072	3,313,579
G. Thomas McKane	6,662,948	3,441,703
Diane B. Owen	9,530,132	574,519
John W. Puth	9,528,035	576,616
William H. Rackoff	9,530,332	574,319
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
The Exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:

3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2	Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002.

4.0	Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

4.1	Rights Amendment, dated as of October 24, 2006, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4B to Form 8-K on October 27, 2006.

10.0	Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.

10.0.1	First Amendment to Revolving Credit and Security Agreement dated September 13, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.1 to Form 8-K on September 14, 2005.

10.0.3	Third Amendment to Revolving Credit and Security Agreement dated February 8, 2007, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.3 to Form 8-K on February 9, 2007.

10.0.4	Fourth Amendment to Revolving Credit and Security Agreement dated July 27, 2007, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.4 to Form 8-K on July 27, 2007.

10.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

10.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.

10.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

10.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

10.12.5	Sixth Amendment dated May 9, 2006 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2006.

10.13	Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

10.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2002.

10.14	Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.

10.15	Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, and filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.15.1	Industry Tract Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.17	Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, and filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2002.

10.19	Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL, dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

10.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 2006.

10.19.2	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated April 24, 2007, and filed as Exhibit 10.19.2 to Form 8-K on April 30, 2007.

10.20	Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

^ 10.21	Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.

^ 10.21.1	Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.

10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005. **

10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **

10.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 8-K on May 31, 2006. **

10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005. **

10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2005. **

10.46	Leased Vehicle Plan as amended and restated on October 1, 2006, filed as Exhibit 10.46 to Form 10-Q for the quarter ended September 30, 2006. **

10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2005, filed as Exhibit 10.51 to Form 8-K on December 8, 2005. **

10.53	Directors’ resolution dated May 24, 2006, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 8-K on May 31, 2006. **

10.55	Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007. **

10.56	2005 Three Year Incentive Plan, filed as Exhibit 10.56 to Form 8-K on May 31, 2005. **

10.57	2006 Omnibus Incentive Plan, effective May 24, 2006, filed as Exhibit 10.57 to From 8-K on May 31, 2006. **

10.58	Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **

19	Exhibits marked with an asterisk are filed herewith.

* 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY (Registrant)
Date: August 8, 2007	By:	/s/ David J. Russo
David J. Russo
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer of Registrant)