Form 10-Q
period 2007-09-30
FOSTER L B CO
filed 2007-11-09
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2007

Common Stock, Par Value $.01	10,668,020 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,746	$1,309
Accounts and notes receivable:
Trade	62,821	60,771
Other	196	779

	63,017	61,550
Inventories	93,680	99,803
Current deferred tax assets	2,653	2,653
Other current assets	1,121	1,133
Prepaid income tax	—	836

Total Current Assets	166,217	167,284

Property, Plant & Equipment — At Cost	98,686	95,077
Less Accumulated Depreciation	(51,260)	(45,158)

	47,426	49,919

Other Assets:
Goodwill	350	350
Other intangibles — net	53	62
Investments	25,890	16,676
Deferred tax assets	1,297	1,149
Other assets	361	393

Total Other Assets	27,951	18,630

TOTAL ASSETS	$241,594	$235,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,900	$3,105
Short-term borrowings	—	726
Accounts payable — trade	55,457	57,446
Accrued payroll and employee benefits	10,666	6,892
Current deferred tax liabilities	3,153	3,203
Other accrued liabilities	6,965	4,215
Current liabilities of discontinued operations	233	235

Total Current Liabilities	82,374	75,822

Long-Term Debt, Revolving Credit Facility	—	39,161

Long-Term Debt, Term Loan	16,905	—

Other Long-Term Debt	12,698	15,112

Deferred Tax Liabilities	2,163	1,853

Other Long-Term Liabilities	3,247	5,852

STOCKHOLDERS’ EQUITY:
Common stock	107	105
Paid-in capital	41,825	39,696
Retained earnings	83,082	58,843
Accumulated other comprehensive loss	(807)	(611)

Total Stockholders’ Equity	124,207	98,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,594	$235,833

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net Sales	$135,753	$95,868	$394,966	$279,336
Cost of Goods Sold	114,759	81,978	338,544	242,197

Gross Profit	20,994	13,890	56,422	37,139

Selling and Administrative Expenses	9,890	8,245	28,081	24,661
Interest Expense	926	892	3,331	2,415
Dividend Income	(8,719)	(247)	(9,214)	(742)
Other Expense (Income)	47	(75)	(62)	(444)

	2,144	8,815	22,136	25,890

Income From Continuing Operations Before Income Taxes	18,850	5,075	34,286	11,249

Income Tax Expense	4,301	1,635	9,796	3,524

Income From Continuing Operations	14,549	3,440	24,490	7,725

Discontinued Operations
(Loss) Income From Discontinued Operations Before Income Taxes	(26)	495	(45)	3,196
Income Tax (Benefit) Expense	(8)	237	(16)	357

(Loss) Income From Discontinued Operations	(18)	258	(29)	2,839

Net Income	$14,531	$3,698	$24,461	$10,564

Basic Earnings Per Share
From Continuing Operations	$1.37	$0.33	$2.31	$0.75
From Discontinued Operations	(0.00)	0.02	(0.00)	0.27

Basic Earnings Per Share	$1.36	$0.35	$2.31	$1.02

Diluted Earnings Per Share
From Continuing Operations	$1.32	$0.32	$2.24	$0.72
From Discontinued Operations	(0.00)	0.02	(0.00)	0.26

Diluted Earnings Per Share	$1.32	$0.34	$2.24	$0.98

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months
	Ended September 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$24,490	$7,725
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	(61)	(38)
Depreciation and amortization	6,435	4,368
Loss on sale of property, plant and equipment	7	5
Stock-based compensation	88	168
Unrealized gain on derivative mark-to-market	(20)	(29)
Excess tax benefit from share-based compensation	(1,025)	—
Change in operating assets and liabilities:
Accounts receivable	(1,467)	(5,446)
Inventories	6,123	(13,366)
Other current assets	(84)	(516)
Prepaid income tax	1,861	(2,319)
Other noncurrent assets	(9,226)	(955)
Accounts payable — trade	(1,989)	4,556
Accrued payroll and employee benefits	3,774	(465)
Other current liabilities	2,046	(1,679)
Other liabilities	(1,993)	1,039

Net Cash Provided (Used) by Operating Activities	28,959	(6,952)

Net Cash (Used) Provided by Discontinued Operations	(31)	1,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	15	58
Capital expenditures on property, plant and equipment	(3,847)	(12,810)

Net Cash Used by Continuing Investing Activities	(3,832)	(12,752)

Net Cash Provided by Discontinued Investing Activities	—	5,330

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds from revolving credit agreement	(39,161)	9,777
Proceeds from long-term debt	20,000	—
Repayments of long-term debt	(476)	—
(Repayments) proceeds from other short-term borrowings	(726)	2,062
Proceeds from exercise of stock options and stock awards	1,018	1,846
Tax benefit related to stock options exercised	1,025	2,214
Repayments of other long-term debt	(2,339)	(813)

Net Cash (Used) Provided by Financing Activities	(20,659)	15,086

Net Increase in Cash and Cash Equivalents	4,437	2,168

Cash and Cash Equivalents at Beginning of Period	1,309	1,596

Cash and Cash Equivalents at End of Period	$5,746	$3,764

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$3,288	$2,496

Income Taxes Paid	$6,765	$5,916

The Company financed $0.1 million in certain capital expenditures through short-term borrowings and the execution of capital leases during the first nine months of 2007 and 2006, respectively.
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
3. ACCOUNTS RECEIVABLE
Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at September 30, 2007 and December 31, 2006 have been reduced by an allowance for doubtful accounts of ($1,412,000) and ($1,172,000), respectively. Bad debt expense was $186,000 and $68,000 for the nine-month periods ended September 30, 2007 and 2006, respectively.

4. INVENTORIES
Inventories of the Company at September 30, 2007 and December 31, 2006 are summarized in the following table:

	September 30,	December 31,
(in thousands)	2007	2006

Finished goods	$83,469	$84,578
Work-in-process	4,478	6,397
Raw materials	17,602	18,297

Total inventories at current costs	105,549	109,272
Less:
LIFO reserve	(8,817)	(7,142)
Inventory valuation reserve	(3,052)	(2,327)

	$93,680	$99,803

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
5. RETIREMENT PLANS
The Company modified certain of its qualified retirement plans on March 1, 2007 and currently has four plans which together cover its hourly and certain of its salaried employees, specifically two defined benefit plans (one active/one frozen) and two defined contribution plans. Employees are eligible to participate under these specific plans based on their employment classification. The Company’s funding to the defined benefit and defined contribution plans is governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines. The Company policy is to contribute at least the minimum funding required by ERISA.
Defined Benefit Plans
Effective December 31, 2006, the Company froze its defined benefit plan for non-union hourly employees. Net periodic pension costs for both the active plan and frozen plan for the three months and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Service cost	$6	$14	$18	$42
Interest cost	55	54	166	163
Expected return on plan assets	(65)	(57)	(194)	(170)
Prior service cost	2	2	5	6
Transition asset	(2)	(2)	(5)	(6)
Recognized net actuarial loss	13	17	38	51

Net periodic benefit cost	$9	$28	$28	$86

The Company expects to contribute $208,000 to the defined benefit plans in 2007. Contributions through September 30, 2007 were $183,000.

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
Effective March 1, 2007, the Company’s employer match is 100% of the first 1% of deferred eligible compensation and up to 50% of the next 6%, based on years of service, of deferred eligible compensation, for a total maximum potential match of 4%. The Company may also make discretionary contributions to the Plan. The expense associated with this plan for the nine months ended September 30 was $2,235,000 in 2007 and $1,161,000 in 2006.
The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas. The expense associated with this plan for the nine months ended September 30, 2007 and 2006 was $29,000 and $36,000, respectively.
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
Net sales and income from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Net sales	$—	$574	$—	$3,669

(Loss) income from discontinued operations	$(26)	$495	$(45)	$3,196
Income tax (benefit) expense	$(8)	$237	$(16)	$357

(Loss) income from discontinued operations, net of tax	$(18)	$258	$(29)	$2,839

7. BORROWINGS
In May 2005, the Company entered into the Amended and Restated Revolving Credit and Security Agreement (Agreement) with a consortium of commercial banks which provided for a $60,000,000 five year revolving credit facility expiring in May 2010. In September 2005, the Company’s maximum credit line was increased to $75,000,000 under a first amendment to the Agreement. The Company’s maximum credit line was increased again to $90,000,000 in July 2007 under a fourth amendment to the Agreement, which also extended the expiration of the Agreement to May 2011. Additionally, the fourth amendment established a $20,000,000 term loan that was immediately applied to pay down existing amounts outstanding on the revolving credit facility. The term loan is being amortized based on a term of seven years with a balloon payment on the remaining outstanding principal due at the maturity of the Agreement, May 2011. Borrowings under the Agreement are secured by substantially all the trade receivables and inventory owned by the Company, and are limited to 85% of eligible receivables and 60% of eligible inventory. If average availability should fall below $10,000,000 over a 30-day period, the loans become immediately secured by a lien on the Company’s equipment that is not encumbered by other liens.
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
The Agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated capital expenditures; however, expenditures up to $20,000,000 for plant construction and refurbishment related to the Company’s concrete tie supply agreement were excluded from these covenants. The Agreement also includes a minimum net worth covenant and restricts investments, indebtedness, and the sale of certain assets. As of September 30, 2007, the Company was in compliance with the Agreement’s covenants. At September 30, 2007 the Company had approximately $19,524,000 outstanding under the Agreement. The Company had approximately $86,626,000 in unused borrowing commitment.
8. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except earnings per share)	2007	2006	2007	2006

Numerator:
Numerator for basic and diluted earnings per common share - net income available to common stockholders:
Income from continuing operations	$14,549	$3,440	$24,490	$7,725
(Loss) income from discontinued operations	(18)	258	(29)	2,839

Net income	$14,531	$3,698	$24,461	$10,564

Denominator:
Weighted average shares	10,654	10,510	10,601	10,360

Denominator for basic earnings per common share	10,654	10,510	10,601	10,360

Effect of dilutive securities:
Employee stock options	336	362	340	420

Dilutive potential common shares	336	362	340	420

Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversions	10,990	10,872	10,941	10,780

Basic earnings (loss) per common share:
Continuing operations	$1.37	$0.33	$2.31	$0.75
Discontinued operations	(0.00)	0.02	(0.00)	0.27

Basic earnings per common share	$1.36	$0.35	$2.31	$1.02

Diluted earnings (loss) per common share:
Continuing operations	$1.32	$0.32	$2.24	$0.72
Discontinued operations	(0.00)	0.02	(0.00)	0.26

Diluted earnings per common share	$1.32	$0.34	$2.24	$0.98

9. STOCK-BASED COMPENSATION
Stock Option Awards
The Company recorded stock compensation expense of $28,000 and $35,000 for the three month periods ending September 30, 2007 and 2006, respectively. The related deferred tax benefits were $11,000 and $12,000, respectively. The Company recorded stock compensation expense of $88,000 and $168,000 for the nine month periods ending September 30, 2007 and 2006, respectively. The related deferred tax benefits were $34,000 and $58,000, respectively.
At September 30, 2007, there was $157,000 of compensation expense related to nonvested awards which is expected to be recognized over a weighted-average period of 1.4 years. At September 30, 2006, there was $271,000 of compensation expense related to nonvested awards which was expected to be recognized over a weighted-average period of 2.3 years.
There were no stock options granted during the first nine months of 2007 or 2006.
At September 30, 2007 and 2006, Common stock options outstanding under the Plans had option prices ranging from $2.75 to $14.77, with a weighted average exercise price of $5.21 and $5.17 per share, respectively.
The weighted average remaining contractual life of the stock options outstanding at September 30, 2007 and 2006 were 3.9 years and 4.7 years, respectively.
Options exercised during the nine month periods ended September 30, 2007 and 2006 totaled 112,025 and 310,000 shares, respectively. The weighted average exercise price per share of the options exercised during the nine month periods ended September 30, 2007 and 2006 were $5.16 and $4.62, respectively. The total intrinsic value of options exercised during the nine month periods ended September 30, 2007 and 2006 were $2,610,000 and $6,167,000, respectively.
A summary of the option activity as of September 30, 2007 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2007	708,950	$5.20	4.5
Granted	—	—
Canceled	—	—
Exercised	(112,025)	5.16

Outstanding at September 30, 2007	596,925	$5.21	3.9	$22,832,381

Exercisable at September 30, 2007	550,025	$4.80	3.6	$21,263,967

Shares issued as a result of stock option exercises generally are authorized but previously unissued common stock.
Restricted Stock Awards
During the nine month periods ending September 30, 2007 and 2006 there were 17,500 fully vested restricted stock awards granted to the outside directors of the Company. The weighted average fair value per share of these restricted stock awards granted during the nine month periods ended September 30, 2007 and 2006 were $25.10 and $23.68, respectively.

Compensation expense recorded by the Company related to restricted stock awards was approximately $439,000 and $414,000, respectively, for the nine months ended September 30, 2007 and 2006. No compensation expense was recognized in the three months ended September 30, 2007 and 2006.
A summary of the restricted stock activity as of September 30, 2007 is presented below.

Weighted
Average
		Weighted	Remaining
	Restricted	Average	Contractual	Aggregate
	Shares	Fair Value	Term	Fair Value

Outstanding at January 1, 2007	—	$—		$—
Granted	17,500	25.10		439,250
Vested	(17,500)	25.10		(439,250)
Canceled	—	—		—

Outstanding at September 30, 2007	—	$—	—	$—

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
The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition or liquidity of the Company. The resolution, in any reporting period, of one or more of these matters, could have, however, a material effect on the Company’s results of operations for that period.
In 2000, the Company’s subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Due to a variety of factors, including deficiencies in the owner’s project specifications, certain panels deteriorated and the owner replaced the panels provided by the subsidiary. The Company has been advised that the general contractor has settled all disputes with the owner by the contractor paying the owner approximately $1,200,000 and with all of the parties’ respective claims being released. The Company expects to negotiate a settlement with the contractor for any claims that the contractor may have against the Company.
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
Three of the Company’s manufacturing facilities are staffed by employees represented by labor unions under two separate collective bargaining agreements. The agreement related to the Company’s bridge products fabricating facility in Bedford, PA expires in March 2008. While the Company has not suffered any major work stoppages during the past five years, the Company can not provide any assurances that it will successfully negotiate the renewal of this agreement.

At September 30, 2007 the Company had outstanding letters of credit of approximately $3,374,000.
11. BUSINESS SEGMENTS
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.
The following tables illustrate revenues and profits of the Company by segment:

	Three Months Ended,		Nine Months Ended,
	September 30, 2007		September 30, 2007
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit

Rail products	$61,452	$3,485	$203,832	$9,916
Construction products	62,270	5,696	162,581	13,556
Tubular products	12,031	2,883	28,553	6,243

Total	$135,753	$12,064	$394,966	$29,715

	Three Months Ended,		Nine Months Ended,
	September 30, 2006		September 30, 2006
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit/(Loss)

Rail products	$45,833	$1,354	$139,737	$5,862
Construction products	44,195	3,880	124,048	7,066
Tubular products	5,840	986	15,551	1,482

Total	$95,868	$6,220	$279,336	$14,410

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2006.
The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Income for reportable segments	$12,064	$6,220	$29,715	$14,410
Cost of capital for reportable segments	4,709	3,779	14,626	10,974
Interest expense	(926)	(892)	(3,331)	(2,415)
Dividend income	8,719	247	9,214	742
Other (expense) income	(47)	75	62	444
Corporate expense and other unallocated charges	(5,669)	(4,354)	(16,000)	(12,906)

Income from continuing operations before income taxes	$18,850	$5,075	$34,286	$11,249

12. COMPREHENSIVE INCOME
Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Net income	$14,531	$3,698	$24,461	$10,564
Unrealized derivative (losses) gains on cash flow hedges	(14)	12	(196)	17

Comprehensive income	$14,517	$3,710	$24,265	$10,581

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
During 2005, the Company had one LIBOR-based interest rate collar agreement remaining. This agreement, which became effective in March 2001 and expired in March 2006, had a notional value of $15,000,000, a maximum annual interest rate of 5.60% and a minimum annual interest rate of 5.00%. On March 6, 2005, the counterparty to the agreement exercised its option to convert the collar to a one-year, fixed-rate instrument with interest payable at an annual rate of 5.49%.
With the debt refinancing in 2002, the collar agreements were deemed not to be an effective hedge of the new credit facility in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company recorded the mark-to-market adjustments on these instruments in its consolidated statements of operations. The remaining interest rate collar expired in March 2006. For the nine months ended September 30, 2006, the Company recognized income of $29,000 to adjust these instruments to fair value.
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
During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was a liability of ($156,000) and an asset of $146,000 as of September 30, 2007 and December 31, 2006, respectively. The liability is recorded in “Other Accrued Liabilities.” The current portion of the asset is recorded in “Other Current Assets” and the noncurrent portion is recorded in “Other Assets.” During the three month period ended September 30,

2007, one Canadian sell commitment was executed at a loss of $132,000. During the nine month period ended September 30, 2007, three Canadian sell commitments were executed at a loss of $34,000.
14. SUBSEQUENT EVENT
In October 2007, the Dakota, Minnesota & Eastern Railroad Corporation (DM&E) consummated the Agreement and Plan of Merger with the Canadian Pacific Railway Limited (CP) which it announced in September 2007. In exchange for its investment of approximately $25,890,000 consisting of DM&E preferred stock, warrants, common stock and accrued dividend income receivable, the Company received approximately $148,800,000, with an additional $2,150,000 being deposited into two escrow accounts to secure certain of the DM&E’s obligations. As a result of the agreement, the Company recorded approximately $8,472,000 in previously unrecorded dividend income during the three month period ended September 30, 2007.
Additionally, in October 2007 the Company recorded a pre-tax gain of approximately $122,910,000 on the sale of the DM&E investment. The Company has fully reserved the $2,150,000 being held in escrow until completion of all post-closing reconciliations.
More information about the DM&E and its merger agreement with the CP can be found on page 20 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
General
L. B. Foster Company is a leading manufacturer, fabricator and distributor of products for rail, construction, utility and energy markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.
Recent Developments
In October 2007, the merger agreement between the DM&E and the CP was consummated. Refer to footnote 14 to the Condensed Consolidated Financial Statements, “Subsequent Event.” More information about the DM&E and its merger agreement with the CP can be found on page 20 of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Also in October 2007, the Company negotiated the renewal of the collective bargaining agreement with our Spokane, WA workforce represented by the United Steelworkers Local number 338.
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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net Sales:
Rail Products	$61,452	$45,833	$203,832	$139,737
Construction Products	62,270	44,195	162,581	124,048
Tubular Products	12,031	5,840	28,553	15,551

Total Net Sales	$135,753	$95,868	$394,966	$279,336

Gross Profit:
Rail Products	$7,920	$5,024	$23,961	$16,554
Construction Products	10,452	7,951	27,246	19,266
Tubular Products	3,510	1,496	7,980	3,085
Other	(888)	(581)	(2,765)	(1,766)

Total Gross Profit	20,994	13,890	56,422	37,139

Expenses:
Selling and administrative expenses	9,890	8,245	28,081	24,661
Interest expense	926	892	3,331	2,415
Dividend income	(8,719)	(247)	(9,214)	(742)
Other income	47	(75)	(62)	(444)

Total Expenses	2,144	8,815	22,136	25,890

Income from Continuing Operations Before Income Taxes	18,850	5,075	34,286	11,249
Income Tax Expense	4,301	1,635	9,796	3,524

Income from Continuing Operations	14,549	3,440	24,490	7,725

Discontinued Operations:
(Loss) Income From Discontinued Operations	(26)	495	(45)	3,196
Income Tax (Benefit) Expense	(8)	237	(16)	357

(Loss) Income From Discontinued Operations, Net of Tax	(18)	258	(29)	2,839

Net Income	$14,531	$3,698	$24,461	$10,564

Gross Profit %:
Rail Products	12.9%	11.0%	11.8%	11.8%
Construction Products	16.8%	18.0%	16.8%	15.5%
Tubular Products	29.2%	25.6%	27.9%	19.8%
Total Gross Profit	15.5%	14.5%	14.3%	13.3%
Third Quarter 2007 Results of Operations
Income from continuing operations for the third quarter of 2007 was $14.5 million ($1.32 per diluted share) on net sales of $135.8 million. Income from continuing operations for the third quarter of 2007 includes $8.5 million of dividend income due to the announcement of the merger agreement between the DM&E and CP. Excluding this incremental dividend income, income from continuing operations was $7.0 million or

$0.64 per diluted share. This compares favorably to income from continuing operations for the third quarter of 2006 which was $3.4 million ($0.32 per diluted share) on net sales of $95.9 million.
Including $8.5 million of dividend income, net income for the second quarter of 2007 was $14.5 million ($1.32 per diluted share) and included a nominal loss from the discontinued operations of our former Geotechnical division. During the same period in 2006, we had net income of $3.7 million ($0.34 per diluted share) which included income from discontinued operations of $0.3 million ($0.02 per diluted share).
Net sales increased $39.9 million, or 41.6%, compared to the prior year third quarter. Rail segment sales increased 34.1% due to an increase in rail distribution sales volume, primarily associated with rail project work. Also contributing to the growth was concrete railroad tie sales which increased compared to the same prior year quarter primarily due to our Tucson, AZ facility which started producing and selling concrete railroad ties in the first quarter of 2007. Additionally, our Allegheny Rail Products division sales increased due to increased sales volume and production at our Pueblo, CO and Niles, OH facilities. Construction products’ sales increased 40.9% due to increases in piling sales which offset decreases throughout the rest of the segment. Flat sheet piling sales drove the increase in piling sales, which experienced customer site delays during the prior year quarter. Continued increases in our H-beam and pipe piling sales over the prior year period contributed to the overall increase. These increases were diminished by a decline in our bridge products’ and concrete buildings sales. Our Fabricated Bridge Products division had large, ongoing projects winding down during the prior year period. The concrete buildings sales decrease is due primarily to an inexperienced workforce causing prolonged production times. Tubular products’ sales increased 106% in comparison to the third quarter of 2006. The Coated Pipe division’s sales increased due to demand from a strong energy market. We anticipate continued strength in all three of our business segments; however, we do not expect the rate of growth to remain at these levels during the fourth quarter of 2007.
Gross profit margin increased 1.0 percentage points to 15.5% compared to last year’s third quarter. Rail products’ profit margin increased 1.9 percentage points to 12.9%. This increase was primarily attributable to increased billing margins and favorable plant variances at our Spokane, WA concrete tie facility. Additionally, our Allegheny Rail Products division experienced margin expansion due to improved production related variances. Finally, our Transit Products division’s gross profit margin increased due to product mix. Construction products’ gross profit margin decreased 1.2 percentage points to 16.8%. An inexperienced workforce has contributed to higher unfavorable plant expenses at our Spokane, WA concrete buildings facility. Tubular products’ gross profit margin increased by 3.6 percentage points to 29.2% due primarily to improved billing margins for threaded products related to plant efficiencies and securing additional higher margin business.
Selling and administrative expenses increased 20.0% from the same prior year period due to increases in employee related costs and benefit expenses including incentive compensation. Dividend income increased $8.5 million due to previously unrecorded income being recorded during the current year period. This dividend income was recognized due to the announced merger of the DM&E. More information about the DM&E and its merger agreement with the CP can be found on page 20 of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Income taxes from continuing operations in the third quarter were recorded at approximately 22.8% compared to 32.2% in the prior year period. The low tax rate in the current period was due primarily to the incremental $8.5 million of dividend income as only 30% of this income was taxable.
First Nine Months of 2007 Results of Operations
Income from continuing operations for the first nine months of 2007 was $24.5 million ($2.24 per diluted share) on net sales of $395.0 million. Income from continuing operations for the first nine months of 2007 includes the aforementioned $8.5 million of previously unrecorded dividend income. Excluding this incremental dividend income, income from continuing operations was $16.0 million or $1.55 per diluted share. This compares favorably to income from continuing operations for the first nine months of 2006 which was $7.7 million ($0.72 per diluted share) on net sales of $279.3 million.

Including $8.5 million of previously unrecognized dividend income, net income for the first nine months of 2007 was $24.5 million ($2.24 per diluted share) and included a nominal loss from the discontinued operations of our former Geotechnical division. During the same period in 2006, we had net income of $10.6 million ($0.98 per diluted share) which included income from discontinued operations of $2.8 million ($0.26 per diluted share). Income from discontinued operations in the first nine months of 2006 included a gain on the sale of our Geotechnical division of $3.0 million.
Net sales increased $115.6 million, or 41.4%, compared to the first nine months of 2006. Rail segment sales increased 45.9% due primarily to an increase in rail distribution sales volume, primarily associated with rail project work. Additionally, concrete railroad tie sales increased compared to the same prior year period primarily due to our Tucson, AZ facility which started producing and selling concrete railroad ties in the first quarter of 2007. Current levels of concrete tie sales are expected to continue in order to satisfy the concrete tie supply agreement we have with the Union Pacific Railroad. Also contributing to the increase was the Transit Products division which had improved sales from a strong backlog entering 2007. SAFETEA-LU, 2005 legislation that authorized funding for transit projects, also led to increased transit agency spending. Construction products’ net sales increased 31.1% due mainly to increases in piling sales, and to a lesser extent, an increase in concrete buildings sales. The piling sales increase was due to strong demand for open cell flat sheet, H-beam and rental piling. These increases were slightly diminished by a decline in bridge products’ sales. The completion of two large bridge jobs in the first nine months of 2006 had a positive impact on that period’s sales. Tubular products’ sales increased 83.6% in comparison to the first nine months of 2006. The Coated Pipe division’s sales increased due to a continued strong energy market leading to the addition of a second shift during a portion of the second quarter and all of the third quarter of 2007 at our Birmingham, AL facility. We expect Coated Pipe to return to normal production levels in October 2007 and anticipate our robust sales levels will begin to moderate. Our Threaded Products division provides limited service to the oil country tubular goods market and has entered the micropile market which has added volume to the Langfield, TX facility.
Gross profit margin increased 1.0 percentage point to 14.3% compared to 13.3% for the first nine months of 2006. Rail products’ gross profit margin remained consistent at 11.8%. Construction products’ gross profit margin increased 1.3 percentage points to 16.8% as a result of increased billing margins across all divisions. Tubular products’ gross profit margin increased by 8.1 percentage points to 27.9% due to improved billing margins within both product divisions and to improved volume-related efficiencies within the Coated Pipe division.
Selling and administrative expenses increased 13.9% over the prior year comparable period due to increases in employee related costs and benefit expenses including incentive compensation. Interest expense increased 37.9% from the prior year period due principally to increased borrowings for working capital requirements as well as significant capital investments made throughout 2006. Dividend income increased $8.5 million due to previously unrecorded income being recorded during the current year period. This dividend income was recognized upon the announced merger of the DM&E. More information about the DM&E and its merger agreement with the CP can be found on page 20 of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Income taxes in the first three quarters of 2007 were recorded at approximately 28.6% compared to 31.3% a year ago for continuing operations. The lower tax rate in 2007 was due primarily to the incremental $8.5 million of dividend income as only 30% of this income was taxable.

Liquidity and Capital Resources
Our capitalization is as follows:

Debt:	September 30,	December 31,
In millions	2007	2006

Revolving Credit Facility	$—	$39.2
Long Term Debt	19.5	—
Capital Leases and Interim Lease Financing	12.9	15.7
Other (primarily revenue bonds)	3.1	3.2

Total Debt	35.5	58.1

Equity	124.2	98.0

Total Capitalization	$159.7	$156.1

Working capital was $83.8 million at September 30, 2007 compared to $91.5 million at December 31, 2006. The inventory decrease of $6.1 million, due primarily to decreased rail distribution inventory, was offset by an increase in cash and cash equivalents. The increase in total current liabilities was driven primarily by increased incentive related accruals of approximately $3.8 million.
Our liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations. The following table summarizes the year-to-date impact of these items:

	September 30,
In millions	2007	2006

Liquidity needs:
Working capital and other assets and liabilities	($1.0)	($19.2)
Capital expenditures, net of asset sales	(3.8)	(12.8)
Scheduled repayments of long-term debt	(0.5)	—
Scheduled repayments of other long-term debt	(2.3)	(0.8)
Cash interest	(3.3)	(2.5)

Net liquidity requirements	(10.9)	(35.3)

Liquidity sources:
Internally generated cash flows before interest	33.2	14.7
Credit facility activity	(39.2)	9.8
Long term borrowings	20.0	—
Equity transactions	2.0	4.1
Discontinued operations	—	6.8
Other	(0.7)	2.1

Net liquidity sources	15.3	37.5

Net Change in Cash	$4.4	$2.2

Capital expenditures were $3.8 million for the first nine months of 2007 compared to $12.8 million for the same 2006 period. Spending in the 2006 period was primarily for ongoing construction of new facilities in Tucson, AZ and Pueblo, CO. We anticipate total capital spending in 2007 will be less than $7.0 million and funded by cash flow from operations and available external financing sources.
We routinely review our portfolio of businesses and contemplate potential acquisitions and dispositions from time to time. In connection with the merger agreement announced by the DM&E in September 2007, we received $148.8 million in October 2007. Of this amount, approximately $9.0 million represented a return of principal, $16.9 million represented dividends and we will record a pre-tax gain of approximately $122.9 million, net of the fully reserved $2.2 million being held in escrow, during the fourth quarter of 2007. While we have no immediate intentions for these funds, we are assessing a number of options including, but not limited to, debt reduction, strategic acquisitions, organic reinvestment in the existing business, share repurchases and other general corporate purposes. We currently have these funds invested in short-term, tax free securities.

We have a revolving credit agreement which expires in May 2011 and provides for up to $90.0 million in borrowings to support our working capital and other liquidity requirements. Additionally, the revolving credit agreement provides for a $20.0 million term loan that was immediately applied to pay down existing drawings on the revolving credit facility. Borrowings under this agreement are secured by substantially all the trade receivables and inventory owned by us, and are limited to 85% of eligible receivables and 60% of eligible inventory. If average availability should fall below $10.0 million over a 30-day period, the loans become immediately secured by a lien on the Company’s equipment that is not encumbered by other liens.
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
There were no revolving credit facility borrowings at September 30, 2007, a decrease of $39.6 million from December 31, 2006. At September 30, 2007, remaining available borrowings under this facility were approximately $86.6 million. The outstanding amount of the term loan at September 30, 2007 was approximately $19.5 million of which approximately $16.9 million was classified as noncurrent. Outstanding letters of credit at September 30, 2007 were approximately $3.4 million. The letters of credit have expiration dates ranging from November 2007 to May 2010. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.
The credit agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for consolidated capital expenditures; however, expenditures up to $20.0 million for plant construction and refurbishment related to our concrete tie supply agreement were excluded from these covenants. The credit agreement also includes a minimum net worth covenant and restricts certain investments, indebtedness, and the sale of certain assets. As of September 30, 2007 we were in compliance with all the credit agreement’s covenants.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of our required payments under financial instruments and other commitments as of March 31, 2007 is included in the “Liquidity and Capital Resources” section of our 2007 Quarterly Report filed on Form 10-Q. During the six month period ending September 30, 2007, we increased our obligations under operating leases to approximately $11.8 million. These arrangements provide us with increased flexibility relative to the utilization and investment of cash resources.
Dakota, Minnesota & Eastern Railroad
We maintained a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controlled over 2,500 miles of track in eight states. In September 2007, the DM&E announced it had entered into an Agreement and Plan of Merger under which an indirect, wholly owned subsidiary of the Canadian Pacific Railway Limited (CP) would be merged in the DM&E, with the DM&E being the surviving corporation. Under the terms of the agreement, the DM&E’s current preferred stock, common stock and warrants to purchase common stock would be redeemed or cancelled in exchange for: (a) cash on the closing date; and (b) with respect to the common stock and warrants, future contingent payments based on (i) construction commencing on the Powder River Basin Expansion Project (PRB); and (ii) certain PRB tonnage thresholds being surpassed.
At September 30, 2007, our investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, we had a receivable recorded for accrued dividend income on Preferred Stock of approximately

$16.9 million. Dividend income was approximately $9.2 million and $0.7 million for the nine month periods ended September 30, 2007 and 2006, respectively.
Prior to the announcement of the merger between the DM&E and the CP, we, based on our own estimate of future cash flows and other factors impacting the DM&E’s ability to pay dividends, recorded only a portion of the amount due on all preferred series given the delay in anticipated realization of the receivable and the priority of redemption of the various issuances.
Under the terms of the September 2007 agreement, the DM&E’s current preferred stock, common stock and warrants to purchase common stock were redeemed or cancelled in exchange for cash on the closing date and future contingent payments as defined in the agreement. As a result of the agreement, we recognized incremental dividend income of $8.5 million during the three month period ended September 30, 2007.
In October 2007, this merger was consummated. In exchange for our DM&E preferred stock, warrants, common stock and accrued dividend income receivable, we received approximately $148.8 million, with an additional approximately $2.2 million being deposited into two escrow accounts to secure certain of the DM&E’s obligations. Upon closing, we recorded a pre-tax gain of approximately $122.9 million. We have fully reserved the $2.2 million being held in escrow until completion of all post-closing reconciliations.
CP also is obligated to pay the DM&E’s former equity holders an aggregate of $350.0 million, plus interest at 5% per annum, if the CP commences construction of the PRB expansion prior to December 31, 2025. We should receive, prior to expenses and any offsets, approximately 12 1/4% of this construction milestone payment, if any such payment is made.
Additionally, CP shall cause the equity holders to receive certain payments not to exceed $707.0 million if CP attains milestones, as set forth in the table below, related to PRB coal tonnage thresholds prior to December 31, 2025. Our share of any of these individual future coal milestone payments, if any such payments are made, prior to expenses and any offsets, is approximately
12 1/4%.

Tonnage Condition	Coal Milestone Payment
At least 40 million tons in any calendar year	$58,000,000 plus an inflation adjustment from the Closing Date at a rate of 2%, compounded annually (the “First Milestone Payment”)

At least 50 million tons in any calendar year	$60,000,000 plus an inflation adjustment from the Closing Date at a rate of 2%, compounded annually (the “Second Milestone Payment”)

At least 60 million tons in any calendar year	$100,000,000 plus an inflation adjustment from the Closing Date at a rate of 2%, compounded annually (the “Third Milestone Payment”)

At least 75 million tons in any calendar year	$164,000,000 plus an inflation adjustment from the Closing Date at a rate of 2%, compounded annually (the “Fourth Milestone Payment”)

At least 100 million tons in any calendar year	$175,000,000 plus an inflation adjustment from the Closing Date at a rate of 2%, compounded annually (the “Fifth Milestone Payment”)

At least 125 million tons in any calendar year	$150,000,000 plus an inflation adjustment from the Closing Date at a rate of 2%, compounded annually (the “Sixth Milestone Payment”)

CP has stated that it may take several years for it to determine whether to construct the PRB expansion.

Outlook
Our CXT Rail and ARP divisions are dependent on the Union Pacific Railroad (UPRR) for a significant portion of their business. Subsequent to the January 2005 execution of a concrete tie supply agreement with UPRR, we installed new tie-manufacturing equipment at our Grand Island, NE facility and commenced production of concrete ties in September 2005. The refurbished Grand Island, NE facility has been producing concrete ties at a rate 40% above the maximum capacity of the old facility. The UPRR has agreed to purchase ties from the Grand Island facility through December 2010. In addition to upgrading the Grand Island facility, we have completed a new concrete railroad tie manufacturing facility in Tucson, AZ. Despite construction delays attributable to permitting and other operational issues, the facility started tie production in the first quarter of 2007. During the second quarter of 2007, production at the facility had been hampered by employee turnover caused by the emergence of higher paying new businesses in the Tucson, AZ area. We continue to work toward stabilizing the workforce. The UPRR has agreed to purchase concrete ties from the Tucson facility through December 2012. Including the Tucson, AZ facility, the Company produced 45% more concrete railroad ties over the prior year third quarter. Excluding the Tucson, AZ operations, concrete tie production has increased approximately 4% in the third quarter of 2007 compared to the prior year period. This increased production is expected to continue through 2007.
In November 2005, we purchased a 55,000 square foot facility in Pueblo, CO where we manufacture insulated rail joints and will soon commence assembling of rail lubricators. Although delays have been experienced at this facility, production capacity is currently where we had originally anticipated.
Our Fabricated Products group was hampered with low volumes and margins in 2005 and 2004. While we experienced significant improvement in 2006, the backlog for this business remains weak.
Certain of our operating groups sold to the DM&E, from time to time, railroad and construction related materials in the ordinary course of business. As a result of the merger agreement, certain of this business may be provided directly to the DM&E from other CP related entities. The total amount of revenues associated with the DM&E for the nine month period ended September 30, 2007 was approximately $26.5 million. The total amount of revenues associated with the DM&E for the year ended December 31, 2006 was approximately $17.2 million. While these revenues generated lower than typical gross profit margins, we are currently working toward mitigating the impact of this potential loss of business.
In September 2007, we learned that our primary customer for track panels produced at our Pueblo, CO facility is not renewing its contract. The total amount of revenues associated with this customer for the nine month periods ended September 30, 2007 was approximately $9.4 million. The total amount of revenues associated with this customer for the year ended December 31, 2006 was approximately $10.5 million. We do not believe that the loss of this customer will have a material, adverse impact on our results of operations or our liquidity. We expect that substantially all remaining inventory and plant equipment at this location will be utilized by other operating groups within the Company.
In connection with the ratification of the new collective bargaining agreement with our Spokane, WA workforce, the Company should be able to hire and retain better qualified employees and be more competitive in the marketplace. A more qualified and experienced workforce should begin to mitigate the negative impacts the Company is currently experiencing with its inexperienced Spokane, WA workforce.

Although backlog is not necessarily indicative of future operating results, our total backlog from continuing operations at September 30, 2007, was approximately $165.8 million. The following table provides the backlog from continuing operations by business segment:

		Backlog
	September 30,	December 31,	September 30,
(In thousands)	2007	2006	2006

Rail Products	$71,631	$64,113	$88,079
Construction Products	83,219	66,145	70,815
Tubular Products	10,921	11,092	11,896

Total from Continuing Operations	$165,771	$141,350	$170,790

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
With the debt refinancing in 2002, the collar agreements were deemed not to be an effective hedge of the new credit facility in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). However, we retained these instruments as protection against interest rate risk associated with the new credit agreement and we recorded the mark-to-market adjustments on these instruments in our consolidated statements of operations. The remaining interest rate collar expired in March 2006. For the nine months ended September 30, 2006, we recognized income of $29,000 to adjust these instruments to fair value.
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
During 2006, we entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was a liability of ($156,000) and an asset of $146,000 as of September 30, 2007 and December 31, 2006, respectively. The current portion of the liability is recorded in “Other Accrued Liabilities.” The current portion of the asset is recorded in “Other Current Assets” and the noncurrent portion is recorded in “Other Assets.” During the three month period ended September 30, 2007, one Canadian sell commitment was executed at a loss of $132,000. During the nine month period ended September 30, 2007, three Canadian sell commitments were executed at a combined loss of $34,000.
Forward-Looking Statements
Statements relating to the value of the Company’s share of potential future contingent payments related to the DM&E merger agreement with CP are forward-looking statements and are subject to numerous contingencies and risk factors. The CP has stated that it may take several years for it to determine whether to construct the PRB expansion.
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
A significant portion of our Construction segment net sales and profits are related to the purchase and resale of products procured from Chaparral Steel Company, our primary supplier of steel sheet piling and bearing pile. In July 2007, Chaparral announced that it had entered into an agreement to be acquired by Gerdau Ameristeel Corporation. This transaction closed in September 2007. If we are unable to continue to distribute the products of Gerdau Ameristeel Corporation, our results of operations and liquidity could be adversely affected. However, there may be no affect on our existing relationship.
We caution readers that various factors could cause our actual results to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by our representatives. For a discussion of some of the specific risk factors that may cause such differences, see our Form 10-K for the year ended December 31, 2006.
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
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
The Exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:
3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2	Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2002.

4.0	Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

4.1	Rights Amendment, dated as of October 24, 2006, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4B to Form 8-K on October 27, 2006.

10.0	Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.

10.0.1	First Amendment to Revolving Credit and Security Agreement dated September 13, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.1 to Form 8-K on September 14, 2005.

10.0.3	Third Amendment to Revolving Credit and Security Agreement dated February 8, 2007, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.3 to Form 8-K on February 9, 2007.

10.0.4	Fourth Amendment to Revolving Credit and Security Agreement dated July 27, 2007, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.4 to Form 8-K on July 27, 2007.

10.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

10.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.

10.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

10.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

10.12.5	Sixth Amendment dated May 9, 2006 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2006.

10.13	Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

10.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2002.

10.14	Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.

10.15	Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, and filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.15.1	Industry Tract Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.17	Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, and filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2002.

10.19	Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL, dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

10.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 2006.

10.19.2	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated April 24, 2007, and filed as Exhibit 10.19.2 to Form 8-K on April 30, 2007.

10.20	Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

^ 10.21	Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.

^ 10.21.1	Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.

10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

10.25	Agreement and Plan of Merger dated as of September 4, 2007 among Soo Line Holding Company, Soo Line Properties Company, Canadian Pacific Railway Company, Stockholder Representative and Dakota, Minnesota & Eastern Railroad Corporation filed as Exhibit 10.25 to From 8-K on September 7, 2007..

10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005. **

10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **

10.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 8-K on May 31, 2006. **

10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005. **

10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2005. **

*10.46	Leased Vehicle Plan as amended and restated on September 1, 2007, filed as Exhibit 10.46.

10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2005, filed as Exhibit 10.51 to Form 8-K on December 8, 2005. **

10.53	Directors’ resolution dated May 24, 2006, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 8-K on May 31, 2006. **

10.55	Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007. **

10.56	2005 Three Year Incentive Plan, filed as Exhibit 10.56 to Form 8-K on May 31, 2005. **

10.57	2006 Omnibus Incentive Plan, effective May 24, 2006, filed as Exhibit 10.57 to From 8-K on May 31, 2006. **

10.58	Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **

19	Exhibits marked with an asterisk are filed herewith.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY (Registrant)

Date: November 9, 2007	By:	/s/ David J. Russo

David J. Russo Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer of Registrant)