Form 10-K
period 2007-12-31
FOSTER L B CO
filed 2008-03-11
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $294,215,767.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2008

Common Stock, Par Value $0.01	11,011,495 shares

Documents Incorporated by Reference: Portions of the Proxy Statement prepared for the 2008 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12 and 14 of Part III.

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

The Company classifies its activities into three business segments: Rail products, Construction products, and Tubular products. Financial information concerning the segments is set forth in Item 8, Note 18. The following table shows for the last three fiscal years the net sales generated by each of the current business segments as a percentage of total net sales.

	Percentage of Net Sales
	2007	2006	2005

Rail Products	51%	49%	49%
Construction Products	42%	46%	45%
Tubular Products	7%	5%	6%

	100%	100%	100%

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

Sheet piling products are interlocking structural steel sections that are generally used to provide lateral support at construction sites. Bearing piling products are steel H-beam sections which, in their principal use, are driven into the ground for support of structures such as bridge piers and high-rise buildings. Sheet piling is sold or rented and bearing piling is sold principally to public projects as well as the private sector.

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

MARKETING AND COMPETITION

L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States through a national sales force of 59 people, including outside sales, inside sales, and customer service representatives. The Company maintains 14 sales offices and 15 warehouses, plant and yard facilities located throughout the country. During 2007, approximately 4% of the Company’s total sales were for export.

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

RAW MATERIALS AND SUPPLIES

Most of the Company’s inventory is purchased in the form of finished or semi-finished product. With the exception of relay rail which is purchased from railroads or rail take-up contractors, the Company purchases most of its inventory from domestic and foreign steel producers. There are few domestic suppliers of new rail products and the Company could be adversely affected if a domestic supplier ceased making such material available to the Company. Additionally, the Company has an agreement with a steel mill to distribute steel sheet piling and bearing pile in North America. The Company also purchases cement and aggregate used in its concrete railroad tie and precast concrete building businesses from a variety of suppliers.

The Company’s purchases from foreign suppliers are subject to the usual risks associated with changes in international conditions and to United States laws which could impose import restrictions on selected classes of products and anti-dumping duties if products are sold in the United States below certain prices.

BACKLOG

The dollar amount of firm, unfilled customer orders at December 31, 2007 and 2006 from continuing operations by business segment follows:

	December 31,
	2007	2006
	In thousands

Rail Products	$61,597	$64,113
Construction Products	70,342	66,145
Tubular Products	6,375	11,092

Total from Continuing Operations	$138,314	$141,350

Approximately 2% of the December 31, 2007 backlog is related to projects that will extend beyond 2008.

RESEARCH AND DEVELOPMENT

The Company’s expenditures for research and development are not material.

ENVIRONMENTAL DISCLOSURES

It is not possible to quantify the potential impact of actions regarding environmental matters, particularly for future remediation and other compliance efforts. In the opinion of management, compliance with environmental protection laws will not have a material adverse effect on the financial condition, competitive position, or capital expenditures of the Company. However, the Company’s efforts to comply with stringent environmental regulations may have an adverse effect on the Company’s future earnings.

EMPLOYEES AND EMPLOYEE RELATIONS

As of January 2008, the Company has 655 employees, of whom 405 are hourly production workers and 250 are salaried employees. Approximately 140 of the hourly paid employees are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

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

Forward looking statements include known and unknown risks and uncertainties. Actual future results may differ greatly from these statements and expectations that we express in this report. We encourage all readers to carefully consider the Risk Factors below and all the information presented in our 2007 Annual Report on Form 10-K and caution you not to rely unduly on any forward looking statements.

The forward looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward looking statement, whether as a result of new information, future developments or otherwise.

Risks and Uncertainties

Markets and Competition

We face strong competition in all of the markets in which we participate. Our response to competitor pricing actions and new competitor entries into our product lines, could negatively impact our overall pricing in the marketplace. Efforts to improve pricing could negatively impact our sales volume in all product categories. Significant negative developments in these areas could adversely affect our financial results and condition.

Customer Reliance

Foster could be adversely affected by changes in the business or financial condition of a customer or customers. A significant downturn in the business or financial condition of a customer or customers could impact our results of operations and /or financial condition.

The Company’s CXT Rail operation and Allegheny Rail Products division are dependent on the Union Pacific Railroad (UPRR) for a significant portion of their business. The CXT Rail operation was awarded a long-term contract from the UPRR for the supply of prestressed concrete railroad ties. CXT Rail expanded and modernized its Grand Island, NE plant in 2005, and completed construction of a new facility in Tucson, AZ in 2006 to accommodate the contract’s requirements. UPRR has agreed to purchase minimum annual quantities from the Grand Island, NE facility through December 2010, and the Tucson, AZ facility through December 2012.

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

Supplier Reliance

In our rail and piling distributed products businesses, we rely on one or two suppliers for key products that we sell to our customers. A significant downturn in the business of one of these suppliers, a disruption in their manufacturing operations, an unwillingness to continue to sell to us or a disruption in the availability of existing and new piling and rail products could adversely impact our financial results.

A significant portion of our Construction segment net sales and profits are related to the purchase and resale of piling products. In July 2007, Chaparral Steel Company, our primary supplier of steel sheet piling and bearing pile announced that it had entered into an agreement to be acquired by Gerdau Ameristeel Corporation. This transaction closed in September 2007. The Company does not believe there will be an effect on our existing business as the primary supplier relationship with Gerdau Ameristeel Corporation has not been changed as a result of the agreement. If we are unable to continue to distribute the products of Gerdau Ameristeel Corporation, our results of operations and liquidity could be adversely affected.

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

Sale of our investment in the DM&E Railroad

A merger agreement was consummated between the Dakota, Minnesota and Eastern Railroad (DM&E) and the Canadian Pacific Railway Limited (CP) in October 2007. More information about the DM&E and the merger agreement with the CP can be found on page 25 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain of our operating groups sold, from time to time, railroad and construction related materials to the DM&E. As a result of the merger agreement, certain of this business may be provided to the DM&E directly from other suppliers through existing CP relationships. The total amount of revenues for the years ended December 31, 2007, 2006 and 2005 was approximately $18.7 million, $17.2 million, and $9.5 million, respectively. While these revenues generated lower than typical gross profit margins, the Company may not be able to successfully mitigate the impact of this potential loss of business.

Union Workforce and Labor Relations

Three of the Company’s manufacturing facilities are staffed by employees represented by labor unions. These 141 employees are currently working under two separate collective bargaining agreements. In October 2007, we negotiated the renewal of the collective bargaining agreement with our Spokane, WA workforce represented by the United Steelworkers Local number 338. This agreement, covering approximately 110 employees, expires in September 2011.

The collective bargaining agreement related to our bridge products fabricating facility in Bedford, PA represented by the Shopmen’s Local Union number 527 expires in March 2008. We may not be able to successfully negotiate the renewal of this agreement.

Additionally, the existing collective bargaining agreements may not prevent a work stoppage at L. B. Foster’s facilities.

Legal Contingencies

Changes in our expectations of the outcome of certain legal actions could vary materially from our current expectations and adversely affect our financial results and/or financial condition.

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

The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company’s business using the properties, are set forth in the following table:

			Business	Lease
Location	Function	Acres	Segment	Expires

Bedford, PA	Bridge component fabricating plant.	10	Construction	Owned
Birmingham, AL	Pipe coating facility.	32	Tubular	2017
Georgetown, MA	Bridge component fabricating plant.	11	Construction	Owned
Grand Island, NE	CXT concrete tie plant.	9	Rail	2010
Hillsboro, TX	Precast concrete facility.	9	Construction	2012
Houston, TX	Casing, upset tubing, threading, heat treating and painting. Yard storage.	63	Tubular, Rail and Construction	Owned
Niles, OH	Rail fabrication. Trackwork manufacturing. Yard storage.	35	Rail	Owned
Petersburg, VA	Piling storage facility.	48	Construction	Owned
Pueblo, CO	Rail joint manufacturing and lubricator assembly.	9	Rail	Owned
Spokane, WA	CXT concrete tie plant.	13	Rail	2008
Spokane, WA	Precast concrete facility.	5	Construction	2012
Tucson, AZ	CXT concrete tie plant.	19	Rail	2012

The lease covering the Spokane, WA CXT concrete tie plant expires in July 2008. The Company anticipates that this lease will be extended prior to its expiration.

In March 2008, the Company closed an agreement to sell approximately 63 acres owned by the Company in Houston, TX for approximately $6.5 million. Upon the closing, the Company leased back approximately 20 acres of the real estate to be used by its threaded product operations. More information about this agreement can be found on page 15 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Including the properties listed above, the Company has 14 sales offices, including its headquarters in Pittsburgh, PA, and 15 warehouses, plant and yard facilities located throughout the country. The Company’s facilities are in good condition.

ITEM 3.	LEGAL PROCEEDINGS

In 2000, the Company’s subsidiary sold concrete railroad crossing panels to a general contractor on a Texas transit project. Certain panels deteriorated and the owner replaced the panels provided by the subsidiary. An administrative judge found that the general contractor was liable to the owners for alleged defects, among other matters, in the panels. In the first quarter of 2008 the Company negotiated a settlement with the contractor releasing any claims that the contractor may have against the Company in exchange for the Company forgiving an account receivable of approximately $0.3 million and paying the contractor $50,000. These amounts were fully reserved at December 31, 2007.

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

Name	Age	Position

Lee B. Foster II	61	Chairman of the Board
Stan L. Hasselbusch	60	President and Chief Executive Officer
Merry L. Brumbaugh	50	Vice President — Tubular Products
Samuel K. Fisher	55	Senior Vice President — Rail
Donald L. Foster	52	Senior Vice President — Construction Products
Kevin R. Haugh	51	Vice President & General Manager — CXT Concrete Products
John F. Kasel	43	Senior Vice President — Operations and Manufacturing
Brian H. Kelly	48	Vice President — Human Resources
Gregory W. Lippard	39	Vice President — Rail Product Sales
Linda K. Patterson	58	Controller
David J. Russo	49	Senior Vice President, Chief Financial Officer and Treasurer
David L. Voltz	55	Vice President, General Counsel and Secretary

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

Mr. Haugh was elected Vice President and General Manager — CXT Concrete Products in February 2008. Prior to joining the Company, Mr. Haugh served as Executive Vice President of CANAC, Inc., a subsidiary of Savage Services, and Senior Vice President of Savage Services from 2001 to 2008. His career also included President of Railserve, Inc. prior to 2001.

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

Mr. Kelly was elected Vice President, Human Resources in October 2006 after joining the organization in September 2006. Prior to joining the Company, Mr. Kelly headed Human Resources for 84 Lumber Company from June 2004. Previously, he served as a Director of Human Resources for American Greetings Corp from June 1994 to June 2004, and he began his career with Nabisco in 1984, serving in progressively responsible generalist human resources positions in both plants and the headquarters.

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

Stock Market Information

The Company had 550 common shareholders of record on January 31, 2008. Common stock prices are quoted daily through the NASDAQ Global Select Market quotation service (Symbol FSTR). The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:

	2007		2006
Quarter	High	Low	High	Low

First	$25.92	$18.21	$19.90	$14.59
Second	28.68	20.41	26.15	18.93
Third	44.72	29.42	23.73	16.06
Fourth	57.97	38.15	25.91	16.43

Dividends

No cash dividends were paid on the Company’s Common stock during 2007 and 2006, and the Company has no plan to pay dividends in the foreseeable future. The Company’s ability to pay cash dividends is limited by its revolving credit agreement.

Performance Graph

The following table compares total shareholder returns for the Company over the last five years to the NASDAQ Composite Index and the Company’s Peer Group assuming a $100 investment made on December 31, 2002. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

The Company’s Peer Group is composed of Michael Baker Corp., A.M. Castle & Co., Greenbriar Cos., Inc., Northwest Pipe Co, Texas Industries Inc. and Wabtec Corporation. The Company’s peer group was established by selecting similar companies in the rail, construction and steel industries.

Included in the Company’s Peer Group in 2006 but not in 2007 were Hanson PLC and Oregon Steel Mills Inc. Hanson PLC was acquired by foreign corporation, HeidelbergCement AG, and stopped trading publicly in the United States in August 2007. Oregon Steel Mills Inc. was also acquired by a foreign corporation, Evraz Group S. A., in January 2007 which is listed on the London Stock Exchange.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among L.B. Foster Company, The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
L.B. FOSTER COMPANY	100.00	149.77	219.35	342.72	597.00	1,191.94

NASDAQ COMPOSITE INDEX	100.00	149.75	164.64	168.60	187.83	205.22

PEER GROUP	100.00	137.20	217.96	250.21	292.96	323.75

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities		Number of Securities Remaining
	to be Issued upon	Weighted-Average	Available for Future Issuance
	Exercise of	Exercise Price of	under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	( a )	( b )	( c )

Equity compensation plans approved by shareholders	349,900	$5.52	509,375
Equity compensation plans not approved by shareholders	—	—	—

Total	349,900	$5.52	509,375

The Company awarded shares of its common stock to its outside directors on a biannual basis from June 2000 through January 2003 under an arrangement not approved by the Company’s shareholders. A total of 22,984 shares of common stock were so awarded and this program has been terminated. At the Company’s 2003 Annual Shareholders’ Meeting, a new plan was approved by the Company’s shareholders under which outside directors received 2,500 shares of the Company’s common stock at each annual shareholder meeting at which such outside director was elected or re-elected, commencing with the Company’s 2003 Annual Shareholders’ Meeting. Through 2005 there were 30,000 shares issued under this plan. This plan was discontinued on May 24, 2006 when the Company’s shareholders approved the 2006 Omnibus Incentive Plan. Under the 2006 Omnibus Incentive Plan, non-employee directors automatically are awarded 3,500 shares or a lesser amount determined by the directors of the Company’s common stock at each annual shareholder meeting at which such non-employee director is elected or re-elected, commencing May 24, 2006. Non-employee directors will be awarded 1,750 shares in 2008. Through December 31, 2007 there were 35,000 fully vested shares issued under the 2006 Omnibus Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
Income Statement Data	2007(1)	2006(2)	2005(3)(4)	2004(3)(5)	2003(3)(6)
	(All amounts are in thousands, except per share data)

Net sales	$508,981	$389,788	$325,990	$271,209	$238,872

Operating profit	$38,980	$17,934	$8,210	$1,780	$4,685

Income from continuing operations	$110,724	$10,715	$4,848	$889	$2,097
(Loss) income from discontinued
operations, net of tax	(31)	2,815	586	591	1,343

Net income	$110,693	$13,530	$5,434	$1,480	$3,440

Basic earnings per common share:
Continuing operations	$10.39	$1.03	$0.48	$0.09	$0.22
Discontinued operations	0.00	0.27	0.06	0.06	0.14

Basic earnings per common share	$10.39	$1.30	$0.54	$0.15	$0.36

Diluted earnings per common share:
Continuing operations	$10.09	$0.99	$0.46	$0.09	$0.22
Discontinued operations	0.00	0.26	0.06	0.06	0.14

Diluted earnings per common share	$10.09	$1.25	$0.52	$0.14	$0.35

(1)	2007 includes $8,472,000 in dividend income and a $122,885,000 pre-tax gain due to the announcement and consummation, respectively, of the sale of the Company’s investment in the DM&E.

(2)	2006 includes a $3,005,000 gain from the sale of the Company’s former Geotechnical Division which was classified as discontinued operations.

(3)	2005 — 2003 were restated to reflect the classification of the Company’s former Geotechnical Division as discontinued operations.

(4)	2005 includes a benefit of $450,000 due to the release of a valuation allowance related to the Company’s ability to utilize state net operating losses and other state tax incentives prior to their expiration.

(5)	2004 includes a $493,000 gain from the sale of the Company’s former Newport, KY pipe coating machinery and equipment which had been classified as “held for resale”.

(6)	The 2003 results from discontinued operations include the release of a $1,594,000 valuation allowance against foreign net operating losses that was utilized as a result of the dissolution of the Foster Technologies subsidiary.

	December 31,
Balance Sheet Data	2007	2006	2005	2004	2003

Total assets	$330,772	$235,833	$178,868	$134,095	$131,159
Working capital	200,645	90,844	57,009	46,831	46,844
Long-term debt	28,056	54,273	29,276	17,395	20,858
Stockholders’ equity	213,826	98,033	79,989	73,743	70,544

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Rail Products

The Rail products segment is composed of several manufacturing and distribution businesses that provide a variety of products for railroads, transit authorities, industrial companies and mining applications throughout the Americas. Rail products has sales offices throughout the United States and frequently bids on rail projects where it can offer products manufactured by the Company as well as products sourced from numerous suppliers. These products may be provided as a package to rail lines, transit authorities and construction contractors which reduces the customers procurement efforts and provides value added, just in time delivery.

The Rail products segment designs and manufactures bonded insulated rail joints and a variety of specialty trackwork, cuts and drills rail, panelizes track for emergency and construction use, and manufactures concrete cross ties and turnout ties. The Company has concrete tie manufacturing facilities in Spokane, WA, Grand Island, NE, and Tucson, AZ. The Company also has two facilities that design, test and fabricate rail products in Atlanta, GA and Niles, OH.

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

Construction Products

The Construction products segment is composed of the following business units: Piling, Fabricated Products, and Precast Concrete Buildings.

The Piling division, via a sales force deployed throughout the United States, markets and sells piling internationally. This division offers its customers various types and dimensions of structural beam piling, sheet piling, and pipe piling. These piling products are sourced from various suppliers. The Company is the primary distributor of domestic bearing pile and sheet piling for its primary supplier.

The Fabricated Products unit manufactures a number of fabricated steel and aluminum products primarily for the highway, bridge and transit industries including grid reinforced concrete deck and open steel grid flooring systems, guardrails, and expansion joints and heavy structural steel fabrications.

The Precast Concrete Buildings unit manufactures concrete buildings for national, state and municipal parks. This unit manufactures restrooms, concession stands and other protective storage buildings available in multiple designs, textures and colors. The Company believes it is the leading high-end supplier in terms of volume, product options and capabilities. The buildings are manufactured in Spokane, WA and Hillsboro, TX.

Tubular Products

The Tubular products segment has two discrete business units: Coated Pipe and Threaded Products.

The Coated Pipe unit, located in Birmingham, AL, coats the outer dimension and, to a lesser extent, the inner dimension of pipe primarily for the gas transmission, and to a much lesser extent oil transmission, industries. Coated Pipe partners with its primary customer, a pipe manufacturer, to market fusion bonded epoxy coatings, abrasion resistant coatings and internal linings for a wide variety of pipe dimensions for pipeline projects throughout North America.

The Threaded Products unit, located in Houston, TX, cuts, threads and paints pipe primarily for water well products for the agriculture industry and municipal water authorities. Threaded Products is also in the micro-pile business and threads pipe used in earth and other structural stabilization.

2007 Developments

In February 2007, the Company entered into a third amendment to the Amended and Restated Revolving Credit and Security Agreement. Under this amendment, borrowings placed in LIBOR contracts will be priced at prevailing LIBOR rates, plus 1.25%. Borrowings placed in other tranches will be priced at the prevailing prime rate minus 1.00%. The amendment permits the Company to use various additional debt instruments to finance capital expenditures, outside of borrowings under the agreement, limited to an additional $10.0 million. The amendment also increased the Company’s permitted annual capital expenditures to $12.0 million.

In July 2007, the Company entered into a fourth amendment to the Amended and Restated Revolving Credit and Security Agreement. The amendment provides for an increase in the Company’s maximum credit line to $90.0 million expiring in May 2011. Additionally, the amendment establishes a $20.0 million term loan that was immediately applied to pay down existing drawings on the revolving credit facility. The term loan is amortized based on a term of seven years with a balloon payment on the remaining outstanding principal due at the maturity of the Agreement, May 2011. If average availability should fall below $10.0 million over a 30-day period, the loans become immediately secured by a lien on the Company’s equipment that is not encumbered by other liens. The Company is obligated to satisfy a fixed charge coverage ratio of 1.05 to 1.

In July 2007, Chaparral Steel Company, our primary supplier of sheet piling and bearing pile, announced that it had entered into an agreement to be acquired by Gerdau Ameristeel Corporation. This transaction closed in September 2007. If we are unable to continue to distribute the products of Gerdau Ameristeel Corporation, our results of operations and liquidity could be adversely affected.

In September 2007, the DM&E announced it had entered into an Agreement and Plan of Merger under which an indirect, wholly owned subsidiary of the Canadian Pacific Railway Limited (CP) would be merged into the DM&E, with the DM&E being the surviving corporation. In October 2007, the merger agreement between the DM&E and the CP was consummated. More information about the DM&E and the merger agreement with the CP can be found on page 25 of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In October 2007, the Company negotiated the renewal of the collective bargaining agreement with our Spokane, WA workforce represented by the United Steelworkers Local number 338.

Recent Developments

In December 2007, the Company entered into a preliminary agreement to sell approximately 63 acres of real estate located in Houston, TX used primarily by the Company’s Tubular products segment and reclassified these assets as “property held for resale” under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The purchase price of the real estate was approximately $6.5 million.

This transaction closed on March 3, 2008. Pursuant to the agreement, the Company leased back from the purchaser approximately 20 acres of the real estate for a ten year term at a monthly rental rate of $1,000 per acre with annual 3% increases. The lease is a “net” lease with the Company being responsible for taxes, maintenance, insurance and utilities. The Company will use the leased property for its threaded product operations.

Our agreement with the UPRR includes their purchasing concrete ties from our Grand Island, NE facility through 2010 and our Tucson, AZ facility through 2012. While the UPRR will continue to purchase concrete ties under this agreement, total concrete ties purchased by the UPRR in 2008 will be reduced by approximately 40% from its 2007 purchase levels. While we believe that the UPRR purchasing level for concrete ties will improve beyond 2008, we have taken certain steps to mitigate the effects of this loss of business including reducing the workforce at both of our facilities as well as other efficiency efforts including extending the cure times of the concrete ties we are currently producing.

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

Asset impairment — The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) in order to determine whether or not an asset is impaired. This statement indicates that if the sum of the future expected cash flows associated with an asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset. The Company believes that the accounting estimate related to an asset impairment is a “critical accounting estimate” as it is highly susceptible to change from period to period and because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years. These assumptions impact the amount of an impairment, which would have an impact on the income statement.

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

The Company believes that the accounting estimate related to the allowance for bad debts is a “critical accounting estimate” because the underlying assumptions used for the allowance can change from period to period and the allowance could potentially cause a material impact to the income statement. Specific customer circumstances and general economic conditions may vary significantly from management’s assumptions and may impact expected earnings. At December 31, 2007 and 2006, the Company maintained an allowance for bad debts of $1.5 million and $1.2 million, respectively.

Product Liability — The Company maintains a current liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales. For long-term construction projects, a liability is established when the claim is known and quantifiable. The product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims. The Company believes that this is a “critical accounting estimate” because the underlying assumptions used to calculate the liability can change from period to period. At December 31, 2007 and 2006, the product liability was $1.9 million and $1.6 million, respectively.

Slow-Moving Inventory — The Company maintains reserves for slow-moving inventory. These reserves, which are reviewed and adjusted routinely, take into account numerous factors such as quantities-on-hand versus turnover, product knowledge, and physical inventory observations. The Company believes this is a “critical accounting estimate” because the underlying assumptions used in calculating the reserve can change from period to period and could have a material impact on the income statement. At December 31, 2007 and 2006, the reserve for slow-moving inventory was $3.8 million and $2.3 million, respectively.

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

The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the plan’s investment mix and the forecasted rates of return on these types of securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized actuarial gains or losses are amortized in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87). The expected long-term rate of return determined by the Company for 2007 and 2006 was 7.75%. Pension expense increases as the expected long-term rate of return decreases.

The assumed discount rate reflects the current rate at which the pension benefits could effectively be settled. In estimating that rate, SFAS 87 requires that the Company looks to rates of return on high quality, fixed income investments. The Company’s pension liability increases as the discount rate is reduced. Therefore, the decline in the assumed discount rate has the effect of increasing the Company’s pension obligation and future pension expense. The assumed discount rate used by the Company was 6.25% and 5.75% for 2007 and 2006, respectively.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158). SFAS 158 required the Company to recognize the funded status of its defined benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income/(loss), net of tax. The adjustment to accumulated comprehensive income/(loss) at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition assets remaining from the initial adoption of SFAS 87.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115,” (SFAS 159). SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting principles generally accepted in the United States. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard will not have a significant effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS 141R) which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. The Company will adopt the provisions of this standard beginning January 1, 2009.

Results of Operations

	Three Months Ended		Twelve Months Ended
	December 31,		December 31,
	2007	2006	2007	2006	2005
	Dollars in thousands

Net Sales:
Rail Products	$56,802	$49,499	$260,634	$189,236	$157,765
Construction Products	49,286	56,749	211,867	180,797	147,401
Tubular Products	7,927	4,204	36,480	19,755	20,824

Total Net Sales	$114,015	$110,452	$508,981	$389,788	$325,990

Gross Profit:
Rail Products	$8,714	$4,399	$32,675	$20,953	$17,504
Construction Products	9,255	9,659	36,501	28,925	17,384
Tubular Products	2,112	835	10,092	3,920	4,264
Other	(120)	(441)	(2,885)	(2,207)	(2,363)

Total Gross Profit	19,961	14,452	76,383	51,591	36,789

Expenses:
Selling and Administrative Expenses	9,322	8,996	37,403	33,657	28,579
Interest Expense	700	975	4,031	3,390	2,472
Dividend Income	—	(247)	(9,214)	(990)	(990)
Gain on Sale of DM&E Investment	(122,885)	—	(122,885)	—	—
Interest Income	(1,175)	(3)	(1,196)	(4)	(1)
Other (Income) Expense	(226)	191	(267)	(251)	(295)

Total (Income) Expenses	(114,264)	9,912	(92,128)	35,802	29,765

Income from Continuing Operations, Before Income Taxes	134,225	4,540	168,511	15,789	7,024
Income Tax Expense	47,991	1,550	57,787	5,074	2,176

Income From Continuing Operations	86,234	2,990	110,724	10,715	4,848
Discontinued Operations:
(Loss) Income From Discontinued Operations	(2)	(43)	(47)	3,153	714
Income Tax (Benefit) Expense	—	(19)	(16)	338	128

(Loss) Income From Discontinued Operations	(2)	(24)	(31)	2,815	586
Net Income	$86,232	$2,966	$110,693	$13,530	$5,434

Gross Profit%:
Rail Products	15.3%	8.9%	12.5%	11.1%	11.1%
Construction Products	18.8%	17.0%	17.2%	16.0%	11.8%
Tubular Products	26.6%	19.9%	27.7%	19.8%	20.5%
Total Gross Profit%	17.5%	13.1%	15.0%	13.2%	11.3%

Fourth Quarter of 2007 vs. Fourth Quarter of 2006

Income from continuing operations and net income for the fourth quarter of 2007 was $86.2 million ($7.79 per diluted share) on net sales of $114.0 million. Income from continuing operations and net income for the fourth quarter of 2007 includes a pre-tax gain of $122.9 million from the sale of our investment in the DM&E railroad. This compares favorably to income from continuing operations for the fourth quarter of 2006 which was $3.0 million ($0.27 per diluted share) on net sales of $110.5 million.

Net sales increased $3.6 million, or 3.2%, compared to the prior-year quarter. Rail segment sales increased 14.8% due to our concrete railroad tie sales which increased compared to the same prior year quarter primarily due to our Tucson, AZ facility which started producing and selling concrete railroad ties in the first quarter of 2007. Last year represented a start-up year for this facility and it produced only minimal concrete railroad ties late in the fourth quarter of 2006. Our Allegheny Rail Products division also contributed to the growth with increased sales volumes and production at the Pueblo, CO and Niles, OH facilities. During the prior year quarter, our Pueblo, CO facility, where we manufacture insulated rail joints, experienced production start-up inefficiencies which were largely corrected during 2007. Lastly, our rail distribution sales increase was associated with higher volumes of scrap and reroll products sales. This increase was partially offset by a decrease in sales volumes from rail project work. Construction products’ sales decreased 13.2% due mainly to reduced piling sales. In the prior year period, delivery of two large orders of flat sheet piling sales were deferred from the third quarter into the fourth quarter due to customer delays. This resulted in a large spike in piling sales during the fourth quarter of 2006. Tubular products’ sales increased 88.6% compared to the fourth quarter of 2006 due to growth in both our Coated Pipe and Threaded Products divisions. The Coated Pipe division’s sales growth came from continued demand from a strong energy market.

Gross profit margin increased 4.4 percentage points to 17.5% compared to last year’s fourth quarter. Rail products’ profit margin increased 6.4 percentage points to 15.3%. This increase was primarily attributable to increased billing margins, decreased unfavorable plant variances and decreased warranty expense at our Spokane, WA concrete tie facility. Additionally, our Transit Products division’s gross profit margin increased due to product mix. Construction products’ gross profit margin increased 1.8 percentage points to 18.8%. Product mix with our piling sales contributed to the increased gross profit. Tubular products’ gross profit margin increased by 6.7 percentage points to 26.6% due primarily to improved volume-related efficiencies within the Coated Pipe division.

Selling and administrative expenses increased 3.6% from the same prior year period due to increases in employee related costs including benefit expenses. Interest expense decreased 28.2% due to reduced average borrowings. In connection with the sale of the DM&E Railroad, we stopped accruing dividend income and recorded a pre-tax gain of $122.9 million during the fourth quarter of 2007. The proceeds received from this sale were invested in a series of short term, tax-free mutual funds resulting in the receipt of $1.1 million of interest income during the fourth quarter of 2007. More information about the DM&E and its merger agreement with the CP can be found on page 25 of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Income taxes from continuing operations in the fourth quarter were recorded at approximately 35.8% compared to 34.1% in the prior year period.

The Year 2007 Compared to the Year 2006

For the year ended December 31, 2007, income from continuing operations was $110.7 million ($10.09 per diluted share) on net sales of $509.0 million. Income from continuing operations includes the aforementioned $122.9 million pre-tax gain from the sale of our investment in the DM&E Railroad. Additionally, income from continuing operations includes $8.5 million of incremental dividend income recognized in the third quarter of 2007 when the sale of the DM&E Railroad was announced. This compares favorably to income from continuing operations of $10.7 million ($0.99 per diluted share) for 2006 on net sales of $389.8 million.

Including the pre-tax gain and dividend income related to the DM&E sale, net income for 2007 was $110.7 million ($10.09 per diluted share). Including income from discontinued operations of $2.8 million ($0.26 per diluted share), which includes a gain on the sale of the Company’s former Geotechnical division of approximately $3.0 million; net income for 2006 was $13.5 million ($1.25 per diluted share).

Net sales for the year ended December 31, 2007 increased $119.2 million, or 30.6%, from the prior year. Rail segment sales increased 37.7%, or $71.4 million from the prior year, primarily as a result of increased revenues from rail distribution, which were driven mainly by new rail project work. Secondly, we produced and sold more concrete ties during 2007 than in the previous year due principally to production at our Tucson, AZ facility. Last year represented a start-up year for this facility and it produced and sold only minimal ties late in the fourth quarter of 2006. Our Grand Island, NE facility was also able to increase tie production in 2007 due to the installation of a fifth production line at the facility. Our agreement with the UPRR includes their purchasing concrete ties from our Grand Island, NE facility through 2010 and our Tucson, AZ facility through 2012. While the UPRR will continue to purchase concrete ties under this agreement, total concrete ties purchased by the UPRR in 2008 will be reduced by approximately 40% from its 2007 purchase levels. Thirdly, our Transit Products division had improved sales from a strong backlog entering 2007. SAFETEA-LU, 2005 legislation that authorized funding for transit products, led to increased transit agency spending. Finally, our ARP division benefited from increased sales at both our Pueblo, CO and Niles, OH facilities. Construction segment sales increased 17.2%, or $31.1 million from the prior year due primarily to increased piling sales as well as increased sales from concrete buildings. Our H-beam and pipe piling products drove the overall increase in piling sales, benefiting from a combination of both price increases and strong customer demand throughout 2007. These increases were partially offset by a decrease in bridge products revenues. Three large bridge jobs were completed during 2006 which had a positive impact on that period’s sales. Tubular segment sales increased 84.7%, or $16.7 million, over the prior year due to increased sales volumes in both our Coated Pipe and Threaded Products divisions. The Coated Pipe division’s sales increased due to a strong energy market leading to the addition of a second shift during a portion of the second quarter and all of the third quarter of 2007 at our Birmingham, AL facility. Our Threaded Products division has benefited from its entrance into the micropile market and providing limited service to the oil country tubular goods market, both of which have added volume to our Langfield, TX facility. We anticipate strength in all three of our business segments; we do not, however, provide assurances that the rate of growth or sales levels will remain at these levels during 2008.

Our 2007 gross margin percentage increased 1.8 percentage points to 15.0% compared to 13.2% in 2006. Rail products’ gross margin percentage increased to 12.5%, an increase of 1.4 percentage points over the prior year period. Increased plant efficiencies at our Spokane, WA facility and a full year of production at our Tucson, AZ tie facility contributed to the margin expansion. Construction products’ gross margin percentage increased 1.2 percentage points to 17.2% from the year earlier period as a result of improved performance across all product lines except concrete buildings. Our Spokane, WA facility experienced high employee turnover leading to an inexperienced workforce that contributed to higher unfavorable plant variances at this facility. Tubular products’ gross margin percentage increased to 27.7% from 19.8% in 2006, an increase of 7.9 percentage points, due to improved billing margins within both divisions and improved volume-related efficiencies within our Coated Pipe division.

Selling and administrative expenses increased $3.7 million or 11.1% over the prior year comparable period due to increases in employee related costs and benefit expenses including incentive compensation. Interest expense increased $0.6 million, or 18.9%, due to increased average borrowings during the first half of the year. We were able to reduce outstanding borrowings during the second half of 2007 as a result of generating strong positive cash flows from operations. At the announcement of the sale of the DM&E railroad, we recognized $8.5 million of previously unrecognized dividend income due from the DM&E. This increase was offset by the loss of $0.2 million in dividend income which would have been recognized during the fourth quarter of 2007. In connection with the sale of the DM&E Railroad, we recorded a pre-tax gain of $122.9 million. We invested the proceeds received from this sale in a series of short term, tax-free mutual funds resulting in the receipt of $1.1 million of interest income during the fourth quarter. More information about the DM&E and its merger agreement with the CP can be found on page 25 of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The 2007 income tax provision from continuing operations was 34.3% compared to 32.1% for 2006. The lower rate in the prior year resulted from a release of valuation allowances. See Note 14, “Income Taxes”.

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

Liquidity and Capital Resources

The following table sets forth L.B. Foster’s capitalization:

	December 31,
	2007	2006
	In millions

Debt:
Revolving Credit Facility	$—	$39.2
Term Loan, due May 2011	19.0	—
Capital Leases and Interim Lease Financing	12.1	15.7
Other (primarily revenue bonds)	3.1	3.2

Total Debt	34.2	58.1

Equity	213.8	98.0

Total Capitalization	$248.0	$156.1

Working capital increased $109.8 million to $200.6 million at December 31, 2007 compared to $90.8 million at December 31, 2006. Cash and cash equivalents increased $119.8 million due to the $148.8 million we received in connection with the sale of our investment in the DM&E consummated in October 2007. We made estimated tax payments of approximately $44.0 million in the fourth quarter of 2007.

The Company’s liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations.

The following table summarizes the impact of these items during the past three years:

	December 31,
	2007	2006	2005
	In millions

Liquidity needs:
Working capital and other assets and liabilities	$2.6	$(27.7)	$(17.5)
Capital expenditures, net of asset sales	(5.2)	(16.9)	(10.5)
Scheduled repayments of long-term debt	(1.0)	—	—
Scheduled repayments of other long-term debt	(3.1)	(2.1)	(0.7)
Cash interest paid	(4.0)	(3.4)	(2.2)

Net liquidity requirements	(10.7)	(50.1)	(30.9)

Liquidity sources:
Internally generated cash flows before interest paid	40.3	16.1	12.3
Proceeds from the sale of DM&E investment	148.8	—	—
Income taxes paid on DM&E gains	(44.0)	—	—
Credit facility activity	(39.2)	18.3	6.7
Term loan, due May 2011	20.0	—	—
Equity transactions	5.3	4.0	1.0
Discontinued operations	—	6.7	3.2
Other	(0.7)	4.7	9.0

Net liquidity sources	130.5	49.8	32.2

Net Change in Cash	$119.8	$(0.3)	$1.3

Capital expenditures, net of asset sales in 2007 were $5.2 million compared to $16.9 million and $10.5 million in 2006 and 2005, respectively. Spending in 2007 was for the installation of a fifth line at our Grand Island, NE facility, maintenance capital and additional small amounts of other facilities improvement spending. Spending in 2006 was primarily for ongoing construction of new facilities in Tucson, AZ and Pueblo, CO. Spending in 2005 represents the beginning of the construction for the new concrete tie facility in Tucson, AZ, and the upgrade of another facility in Grand Island, NE. The amount of capital spending in 2008 is expected to be approximately $8.0 million and funded by cash flow from operations.

We routinely review our portfolio of businesses and contemplate potential acquisitions and dispositions from time to time. In connection with the merger agreement announced by the DM&E in September 2007, we received $148.8 million in October 2007. Of this amount, approximately $9.0 million represented a return of principal, approximately $16.9 million represented dividends and we recorded a pre-tax gain of approximately $122.9 million, net of the fully reserved $2.1 million being held in escrow, during the fourth quarter of 2007. We accrued approximately $45.6 million of income taxes related to the proceeds from the sale of our investment in the DM&E. We are currently assessing a number of options for the use of these funds, including, but not limited to, debt reduction, strategic acquisitions, organic reinvestment in the existing business, share repurchases and other general corporate purchases. We currently have these funds invested in short-term, tax free mutual funds.

We have a revolving credit agreement which expires in May 2011 and provides for up to $90.0 million in borrowings to support our working capital and other liquidity requirements. Borrowings under this agreement are secured by substantially all the trade receivables and inventory owned by us, and are limited to 85% of eligible receivables and 60% of eligible inventory. Additionally, the revolving credit agreement provided for a $20.0 million term loan that was immediately applied to pay down existing drawings on the revolving credit facility. If average availability should fall below $10.0 million over a 30-day period, the loans become immediately secured by a lien on the Company’s equipment that is not encumbered by other liens.

Borrowings under the credit facility bear interest at interest rates based upon either the base rate or LIBOR plus or minus applicable margins. Prior to February 2007, the base rate was equal to the higher of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranged from a minus 1.00% to a plus 0.50%, and the LIBOR spread ranged from 1.50% to 2.50%. Effective in February 2007, under the third amendment to the credit facility, for borrowings under the revolving credit facility the base rate spread is fixed at minus 1.00% and the LIBOR spread is fixed at plus 1.25%. The term loan base rate spread is fixed at minus 0.75% and the LIBOR spread is fixed at plus 1.50%. Under the credit agreement, we maintain dominion over our cash at all times, as long as excess availability stays over $5.0 million and there is no uncured event of default.

There were no revolving credit facility borrowings at December 31, 2007, a decrease of $39.2 million from December 31, 2006. At December 31, 2007, remaining available borrowings under this facility were approximately $74.8 million. The outstanding amount of the term loan at December 31, 2007 was approximately $19.0 million of which approximately $16.2 million was classified as noncurrent. Outstanding letters of credit at December 31, 2007 were approximately $3.3 million. The letters of credit have expiration dates ranging from March 2008 to May 2010. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.

The credit agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for consolidated capital expenditures; however, expenditures up to $20.0 million for plant construction and refurbishment related to our concrete tie supply agreement were excluded from these covenants. The credit agreement also includes a minimum net worth covenant and restricts certain investments, indebtedness, and the sale of certain assets. As of December 31, 2007 we were in compliance with all the credit agreement’s covenants.

Tabular Disclosure of Contractual Obligations

A summary of the Company’s required payments under financial instruments and other commitments are presented in the following table:

		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Contractual Cash Obligations
Long-term borrowings(1)	$22,137	$3,058	$6,029	$10,799	$2,251
Interest on long-term borrowings(1)	2,318	179	712	1,278	149
Capital leases(2)	12,110	3,133	6,189	2,788	—
Interest on capital leases(2)	1,830	756	865	209	—
Operating leases	10,862	1,953	3,357	2,634	2,918
Purchase obligations not reflected in the financial statements	17,341	17,341	—	—	—

Total contractual cash obligations	$66,598	$26,420	$17,152	$17,708	$5,318

Other Financial Commitments
Standby letters of credit	$3,267	$2,662	$605	$—	$—

(1)	Borrowings of $19.0 million under the amended credit agreement are payable in installments from 2007 through 2011, with a balloon payment due in 2011. Interest on these borrowings is LIBOR plus 1.50%, currently 5.90%, and is payable monthly. The $2.0 million Massachusetts Industrial Revenue Bond matures in March 2013. Interest on this bond is payable monthly and was calculated using the interest rate at December 31, 2007 of 3.84%. The Citizens Asset Finance Mortgage of $0.6 million is payable in installments from 2007 through 2011, with a balloon payment due in 2011. Interest on this mortgage is fixed at 7.01% and is payable monthly. The Pennsylvania Economic Development Financing Authority Tax Exempt Pooled Bond of $0.3 million is payable in installments from 2007 through 2021. Interest was calculated using the interest rate of 3.78% at December 31, 2007 and is payable monthly. The $0.1 million Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan is payable in installments through 2009. Interest on this loan is fixed at 3.75% and is payable monthly.

(2)	Capital lease obligations are payable in installments through 2012 and have interest rates, payable monthly, ranging from 5.58% to 13.62%.

Other long-term liabilities include items such as income taxes which are not contractual obligations by nature. The Company can not estimate the settlement years for these items and has excluded them from the above table.

Off Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the operating leases, purchase obligations and standby letters of credit disclosed in the “Liquidity and Capital Resources” section in the contractual obligations table. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.

Dakota, Minnesota & Eastern Railroad

Overview

The Company maintained a significant investment in the Dakota, Minnesota & Eastern Railroad Corporation (DM&E), a privately held, regional railroad, which controlled over 2,500 miles of track in eight states. In September 2007, the DM&E announced it had entered into an Agreement and Plan of Merger under which an indirect, wholly owned subsidiary of the Canadian Pacific Railway Limited (CP) would be merged in the DM&E, with the DM&E being the surviving corporation. In October 2007, this merger was consummated.

Summary of Historical Ownership

At December 31, 2006, the Company’s investment was comprised of $0.2 million of DM&E common stock, $1.5 million of Series B Preferred Stock and warrants, $6.0 million of Series C Preferred Stock and warrants, $0.8 million of Preferred Series C-1 Stock and warrants, and $0.5 million of Series D Preferred Stock and warrants. In addition, the Company had a receivable, recorded within Investments on the Company’s consolidated balance sheet, for accrued dividend income on Preferred Stock of approximately $7.7 million. The Company owned, including the Company’s warrants, approximately 12.3% of the DM&E’s common stock, on a diluted basis. Dividend income was approximately $1.0 million for each year ended December 31, 2006 and 2005.

In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends were not paid timely, dividends accrued at an accelerated rate until those dividends were paid. In addition, penalty interest accrued and compounded annually until such dividends were paid. Subsequent issuances of Series C, C-1, and D Preferred Stock had all assumed distribution priority over the previous series, with series D not redeemable until 2008. As subsequent preferred series were issued and prior to the announcement of the merger between the DM&E and the CP, the Company, based on its own estimate of future cash flows and other factor’s impacting the DM&E’s ability to pay dividends and the estimated timing of those payments, recorded only a portion of the full amount due on all preferred series given the delay in anticipated realization of the asset and the priority of redemption of the various issuances. The amount of dividend income not recorded was approximately $7.0 million at December 31, 2006.

Summary of DM&E Project Milestones

In June 1997, the DM&E announced its plan to build an extension from the DM&E’s existing line into the low sulfur coal market of the Powder River Basin in Wyoming and to rebuild approximately 600 miles of its existing track (Project). The estimated cost of this project was expected to be in excess of $2.0 billion. The Surface Transportation Board (STB) approved the Project in January 2002. In October 2003, however, the 8th U.S. Circuit Court of Appeals remanded the matter to the STB and instructed the STB to address, in its environmental impact statement, the Project’s effects on air quality, noise and vibration, and preservation of historic sites. On January 30, 2004, the 8th U.S. Circuit Court of Appeals denied petitions seeking a rehearing of the case. On April 15, 2005, the STB issued a draft Supplemental Environmental Impact Statement (SEIS) on the Project. On February 13, 2006, after reviewing public comments on the SEIS, the STB made its final decision, approving the Project. In April 2006, several opponents to the Project appealed the STB’s final decision to the 8th U.S. Circuit Court of Appeals. On December 29, 2006, the 8th U.S. Circuit Court of Appeals upheld the STB’s decision to grant final approval for the Project.

In December 2003, the DM&E received a Railroad Rehabilitation and Improvement Financing (RRIF) Loan in the amount of $233.0 million from the Federal Railroad Administration (FRA). Funding provided by the 25-year loan was used to refinance debt and upgrade infrastructure along parts of its existing route.

In November, 2005, the DM&E announced that it has applied to the FRA for a RRIF loan totaling approximately $2.5 billion to build and/or rehabilitate approximately 1,300 miles of railroad in four states. The loan package was intended to fund four separate projects, including a 900-mile project which encompasses the Project. Various groups had indicated their opposition to the DM&E’s application for this FRA loan.

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

Summary of Merger Agreement

Under the terms of the merger agreement announced in September 2007 between the DM&E and the CP and finalized in October 2007, the DM&E’s current preferred stock, common stock and warrants to purchase common stock were redeemed or cancelled in exchange for: (a) cash on the closing date; and (b) with respect to the common stock and warrants, future contingent payments based on (i) construction commencing on the Powder River Basin Expansion Project (PRB); and (ii) certain PRB tonnage thresholds being surpassed.

As a result of the merger agreement, the Company recognized previously unrecorded incremental dividend income of approximately $8.5 million in September 2007. Dividend income for the year ended December 31, 2007 was approximately $9.2 million.

In October 2007, this merger was consummated. In exchange for our DM&E preferred stock, warrants, common stock and accrued dividend income receivable, we received approximately $148.8 million. Of this amount, approximately $9.0 million represented a return of principal, approximately $16.9 million represented dividends and approximately $122.9 million represented the gain on investment which was recorded at closing. The pre-tax gain is net of the fully reserved approximately $2.1 million being held in escrow, until completion of all post-closing transactions, to secure certain of the DM&E’s obligations.

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

Outlook

Our CXT Rail and ARP divisions are dependent on the Union Pacific Railroad (UPRR) for a significant portion of their business. Subsequent to the January 2005 execution of a concrete tie supply agreement with UPRR, we installed new tie-manufacturing equipment at our Grand Island, NE facility and commenced production of concrete ties in September 2005. During the fourth quarter of 2007, the refurbished Grand Island, NE facility has been producing concrete ties at a rate 50% above the maximum capacity of the old facility. In addition to upgrading the Grand Island facility, we have completed a new concrete railroad tie manufacturing facility in Tucson, AZ. Despite construction delays attributable to permitting and other operational issues, the facility started tie production in the fourth quarter of 2006, with meaningful production beginning in the first quarter of 2007. During the second quarter of 2007, production at the facility had been hampered by employee turnover caused by the emergence of higher paying new businesses in the Tucson, AZ area. Including the Tucson, AZ facility, the Company produced 45% more concrete railroad ties over the prior year fourth quarter. Excluding the Tucson, AZ operations, concrete tie production has increased approximately 18% in the fourth quarter of 2007 compared to the prior year period.

Our agreement with the UPRR includes their purchasing concrete ties from our Grand Island, NE facility through 2010 and our Tucson, AZ facility through 2012. While the UPRR will continue to purchase concrete ties under this agreement, total concrete ties purchased by the UPRR in 2008 will be reduced by approximately 40% from its 2007 purchase levels. While we believe that the UPRR purchasing level for concrete ties will improve beyond 2008, we have taken certain steps to mitigate this loss of business including reducing the workforce at both of our facilities as well as other efficiency efforts including extending the cure times of the concrete ties we are currently producing.

Certain of our operating groups sold, from time to time, to the DM&E railroad and construction related materials. As a result of the merger agreement, certain of this business may be provided to the DM&E directly from other suppliers through existing CP relationships. The total amount of revenues associated for the years ended December 31, 2007, 2006 and 2005 was approximately $18.7 million, $17.2 million, and $9.5 million, respectively. While these revenues generated lower than typical gross profit margins, the Company may not be able to successfully mitigate the impact of this potential loss of business.

Our primary customer for track panels produced at our Pueblo, CO facility is not renewing its contract. The total amount of revenues associated with this customer for the years ended December 31, 2007, 2006 and 2005 was approximately $12.0 million, $10.5 million, and $13.3 million, respectively. We do not believe that the loss of this customer will have a material, adverse impact on our results of operations or our liquidity. We expect that substantially all remaining inventory and plant equipment at this location will be utilized by other operating groups within the Company.

In connection with the ratification of the new collective bargaining agreement with our Spokane, WA workforce, the Company should be able to hire and retain better qualified employees and be more competitive in the marketplace. A more qualified and experienced workforce should, over time, reduce the prolonged production times which have had a negative impact on the financial results of this operation.

Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 2007 was approximately $138.3 million. The following table provides the backlog by business segment:

	December 31,
	2007	2006	2005
	In thousands

Backlog:
Rail Products	$61,597	$64,113	$56,567
Construction Products	70,342	66,145	42,156
Tubular Products	6,375	11,092	1,514

Total Backlog	$138,314	$141,350	$100,237

Construction segment backlog presented in the above table excludes backlog related to the Company’s former Geotechnical division, which was classified as a discontinued operation in 2006. There was no backlog related to this division at December 31, 2007 or 2006. Backlog related to this division in 2005 was $29.2 million.

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

Failure to successfully implement an efficient manufacturing operation at either of our new facilities in Tucson, AZ or Pueblo, CO in a cost effective manner would make it difficult for us to earn an appropriate return on our investments. Our businesses could be affected adversely by significant increases in the price of steel, concrete, and other raw materials or the availability of existing and new piling and rail products. Our operating results may also be affected negatively by adverse weather conditions.

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

A significant portion of our Construction segment net sales and profits were related to the purchase and resale of products procured from Chaparral Steel Company, previously our primary supplier of steel sheet piling and bearing pile. In September 2007, Chaparral finalized its agreement to be acquired by Gerdau Ameristeel Corporation. If we are unable to continue to distribute the products of Gerdau Ameristeel Corporation, our results of operations and liquidity could be adversely affected. The Company does not believe there will be an effect on our existing relationship.

We caution readers that various factors could cause our actual results to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements, such as references made to our future profitability, made from time to time by our representatives. For a discussion of some of the specific risk factors that may cause such differences, see Note 1 to the Consolidated Financial Statements, and the disclosures under Market Risks, and Form 10-K, Part I, Item 1A.

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

With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company recorded the mark-to-market adjustments on these instruments in its consolidated statements of operations. The remaining interest rate collar expired in March 2006. For the year ended December 31, 2006 and 2005, the Company recognized income of $29,000 and $0.4 million, respectively, to adjust these instruments to fair value.

At contract inception, the Company designates its derivative instruments as hedges. The Company recognizes all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings. To the extent that a change in interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.

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

During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was a liability of $0.2 million and an asset of $0.1 million as of December 31, 2007 and 2006, respectively. The liability is recorded in “Other Accrued Liabilities.” The current portion of the asset is recorded in “Other Current Assets” and the noncurrent portion is recorded in “Other Assets.” During 2007, three of these Canadian sell commitments were executed at a loss of $34,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
L. B. Foster Company

We have audited the accompanying consolidated balance sheets of L. B. Foster Company and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 16 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of L. B. Foster Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania
March 6, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
L. B. Foster Company

We have audited L.B. Foster Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). L. B. Foster Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, L. B. Foster Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of L. B. Foster Company and Subsidiaries, as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania
March 6, 2008

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
	In thousands

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,097	$1,309
Accounts receivable — net	53,610	61,550
Inventories — net	102,447	99,803
Current deferred tax assets	3,615	2,653
Other current assets	1,131	1,133
Property held for resale	2,497	—
Prepaid income tax	—	836

Total Current Assets	284,397	167,284

PROPERTY, PLANT AND EQUIPMENT — NET	44,136	49,919

OTHER ASSETS:
Goodwill	350	350
Other intangibles — net	50	62
Investments	—	16,676
Deferred tax assets	1,411	1,149
Other assets	428	393

Total Other Assets	2,239	18,630

TOTAL ASSETS	$330,772	$235,833

	2007	2006
	In thousands, except share data

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$6,191	$3,105
Short-term borrowings	—	726
Accounts payable — trade	53,489	57,446
Accrued payroll and employee benefits	11,490	6,892
Current deferred tax liabilities	3,541	3,203
Other accrued liabilities	8,841	4,833
Current liabilities of discontinued operations	200	235

Total Current Liabilities	83,752	76,440

LONG-TERM DEBT, REVOLVING CREDIT FACILITY	—	39,161

LONG-TERM DEBT, TERM LOAN	16,190	—

OTHER LONG-TERM DEBT	11,866	15,112

DEFERRED TAX LIABILITIES	1,638	1,853

OTHER LONG-TERM LIABILITIES	3,500	5,234

COMMITMENTS AND CONTINGENT LIABILITIES (Note 17)
STOCKHOLDERS’ EQUITY:
Common stock, issued 10,915,045 shares in 2007 and 10,538,495 shares in 2006	109	105
Paid-in capital	45,147	39,696
Retained earnings	169,314	58,843
Accumlated other comprehensive loss	(744)	(611)

Total Stockholders’ Equity	213,826	98,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,772	$235,833

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE THREE YEARS ENDED DECEMBER 31, 2007

	2007	2006	2005
	In thousands, except per share data

NET SALES	$508,981	$389,788	$325,990
COSTS AND EXPENSES:
Cost of goods sold	432,598	338,197	289,201
Selling and administrative expenses	37,403	33,657	28,579
Interest expense — net of capitalized interest of $32 in 2007, $501 in 2006 and $152 in 2005	4,031	3,390	2,472
Dividend income	(9,214)	(990)	(990)
Gain on sale of DM&E investment	(122,885)	—	—
Interest income	(1,196)	(4)	(1)
Other income	(267)	(251)	(295)

	340,470	373,999	318,966

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	168,511	15,789	7,024
INCOME TAX EXPENSE	57,787	5,074	2,176

INCOME FROM CONTINUING OPERATIONS	110,724	10,715	4,848
DISCONTINUED OPERATIONS:
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, BEFORE INCOME TAXES	(47)	3,153	714
INCOME TAX (BENEFIT) EXPENSE	(16)	338	128

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(31)	2,815	586

NET INCOME	$110,693	$13,530	$5,434

BASIC EARNINGS PER COMMON SHARE:
FROM CONTINUING OPERATIONS	$10.39	$1.03	$0.48
FROM DISCONTINUED OPERATIONS	(0.00)	0.27	0.06

BASIC EARNINGS PER COMMON SHARE	$10.39	$1.30	$0.54

DILUTED EARNINGS PER COMMON SHARE:
FROM CONTINUING OPERATIONS	$10.09	$0.99	$0.46
FROM DISCONTINUED OPERATIONS	(0.00)	0.26	0.06

DILUTED EARNINGS PER COMMON SHARE	$10.09	$1.25	$0.52

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE YEARS ENDED DECEMBER 31, 2007

	2007	2006	2005
	In thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$110,724	$10,715	$4,848
Adjustments to reconcile net income to net cash
used by operating activities:
Gain on sale of DM&E investment	(122,885)	—	—
Deferred income taxes	(1,102)	(2,245)	1,318
Stock option tax benefit	—	—	257
Excess tax benefit from share-based compensation	(3,145)	(2,088)	—
Depreciation and amortization	8,622	6,144	4,771
Loss (gain) on sale of property, plant and equipment	33	(45)	(182)
Stock-based compensation	115	202	—
Unrealized gain on derivative mark-to-market	(34)	(29)	(579)
Change in operating assets and liabilities:
Accounts receivable	7,940	(16,109)	(9,153)
Inventories	(2,644)	(32,759)	(26,822)
Other current assets	(93)	(334)	83
Prepaid income taxes	3,981	1,834	211
Other noncurrent assets	(9,202)	(1,182)	(1,110)
Accounts payable — trade	(3,957)	16,359	14,344
Accrued payroll and employee benefits	4,598	1,017	2,567
Other current liabilities	3,968	1,055	2,044
Other liabilities	(1,977)	2,429	370

Net Cash Used by Continuing Operations	(5,058)	(15,036)	(7,033)
Net Cash (Used) Provided by Discontinued Operations	(66)	1,381	3,180

Net Cash Used by Operating Activities	(5,124)	(13,655)	(3,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	18	133	4,541
Proceeds from the sale of DM&E investment	148,775	—	—
Capital expenditures on property, plant and equipment	(5,263)	(17,010)	(15,061)

Net Cash Provided (Used) by Continuing Investing Activities	143,530	(16,877)	(10,520)

Net Cash Provided by Discontinued Investing Activities	—	5,330	—

Net Cash Provided (Used) by Investing Activities	143,530	(11,547)	(10,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds of revolving credit agreement borrowings	(39,161)	18,313	6,736
Proceeds from long-term debt, term loan	20,000	—	—
Repayments of long-term debt, term loan	(953)	—	—
(Repayments) proceeds from short-term borrowings	(726)	(5,395)	4,708
Proceeds from exercise of stock options and stock awards	2,195	1,937	738
Excess tax benefit from share-based compensation	3,145	2,088	—
(Repayments) proceeds of other long-term debt	(3,118)	7,972	3,507

Net Cash (Used) Provided by Financing Activities	(18,618)	24,915	15,689

Net Increase (Decrease) in Cash and Cash Equivalents	119,788	(287)	1,316
Cash and Cash Equivalents at Beginning of Year	1,309	1,596	280

Cash and Cash Equivalents at End of Year	$121,097	$1,309	$1,596

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid	$3,977	$3,429	$2,190

Income Taxes Paid	$51,439	$5,934	$13

During 2007, 2006 and 2005 the Company financed certain capital expenditures totaling $101,000, $298,000 and $3,981,000 respectively, through the execution of capital leases.

See Notes to Consolidated Financial Statements.

L. B. Foster Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity
for the Three Years Ended December 31, 2007

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
	In thousands, except share and per share data

Balance, January 1, 2005	$102	$35,131	$39,879	$(654)	$(715)	$73,743

Net income			5,434			5,434
Other comprehensive (loss) income net of tax:
Minimum pension liability adjustment					(183)	(183)

Comprehensive income						5,251
Issuance of 144,725 Common shares, net of forfeitures		467		528		995

Balance, December 31, 2005	102	35,598	45,313	(126)	(898)	79,989

Net income			13,530			13,530
Other comprehensive (loss) income net of tax:
Pension liability adjustment					192	192
Unrealized derivative gain on cash flow hedges					95	95

Comprehensive income						13,817
Issuance of 348,750 Common shares, net of forfeitures	3	4,098		126		4,227

Balance, December 31, 2006	105	39,696	58,843	—	(611)	98,033

Net income			110,693			110,693
Other comprehensive (loss) income net of tax:
Pension liability adjustment					72	72
Unrealized derivative loss on cash flow hedges					(205)	(205)

Comprehensive income						110,560
Adjustment to initally adopt FASB Interpretation No. 48			(222)			(222)
Issuance of 376,550 Common shares, net of forfeitures	4	5,451				5,455

Balance, December 31, 2007	$109	$45,147	$169,314	$—	$(744)	$213,826

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

Cash and cash equivalents

The Company considers cash and other instruments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Cash equivalents principally consist of investments in money market funds at December 31, 2007. The Company invests available funds in a manner to maximize returns, preserve investment principle and maintain liquidity while seeking the highest yield available.

The following table summarizes the Company’s investment in money market funds at December 31, 2007:

	Cost	Fair Value
	In thousands

Morgan Stanley Liquidity Fund	$31,523	$31,523
Federated Investors Fund #15	30,347	30,347
Fidelity Tax Exempt Institutional Funds	28,474	28,474
BlackRock Munifund #50	24,148	24,148

	$114,492	$114,492

The above investments are all tax-free money market funds with municipal bond issuances as the underlying securities all of which maintained AAA credit agency ratings. The carrying amounts approximate fair value because of the short maturity of the instruments.

Inventories

Inventories are generally valued at the lower of the last-in, first-out (LIFO) cost or market. Approximately 36% in 2007 and 29% in 2006, of the Company’s inventory is valued at average cost or market, whichever is lower. The reserve for slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, and the age of the inventory.

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

The Company capitalizes interest costs on long-term assets constructed for its own use. Interest is capitalized and amortized over the estimated useful lives of those assets. Capitalized interest was approximately $32,000, $501,000 and $152,000 in 2007, 2006 and 2005, respectively.

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

Goodwill and other intangible assets

In accordance with Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested annually for impairment, or more often if there are indicators of impairment. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss equal to the excess is recorded as a component of continuing operations. On an ongoing basis (absent any impairment indicators), the Company performs its annual impairment tests during the fourth quarter. The Company has performed its impairment testing in the fourth quarter of 2007, 2006 and 2005 and determined that goodwill was not impaired. The carrying amount of goodwill at December 31, 2007 and 2006 was $350,000 and attributable to the Construction segment.

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

	December 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	In thousands

Non-compete agreements	$350	$(350)	$350	$(350)
Patents	125	(75)	125	(63)

Total	$475	$(425)	$475	$(413)

Amortization expense for the year ended December 31, 2007 was $13,000. Amortization expense for each year ended December 31, 2006 and 2005 was approximately $83,000. Annualized amortization expense is expected to be $13,000 through 2011.

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

Revenue recognition

The Company’s revenues are composed of product sales and products and services provided under long-term contracts. For product sales, the Company recognizes revenue upon transfer of title to the customer. Title generally passes to the customer upon shipment. Revenue is reported net of freight for sales from stock inventory and direct shipments. Freight recorded for the years ended December 31, 2007, 2006 and 2005 amounted to $19,219,000, $16,262,000 and $15,185,000, respectively. Revenues for products and services under long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. For certain products, the percentage of completion is based upon actual labor costs to estimated total labor costs.

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

Fair value of financial instruments

The Company’s financial instruments consist of accounts receivable, accounts payable, short-term and long-term debt, foreign currency forward contracts and interest rate agreements.

The carrying amounts of the Company’s financial instruments at December 31, 2007 and 2006 approximate fair value.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” and related interpretations (SFAS No. 123R) using the modified prospective method and accordingly did not restate prior period results. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award.

As a result of adopting SFAS No. 123R, the Company recorded stock compensation expense of $115,000 and $202,000 for the years ended December 31, 2007 and 2006, respectively. The related deferred tax benefits were $45,000 and $65,000, respectively.

At December 31, 2007, there was $129,000 of compensation expense related to nonvested awards which is expected to be recognized over a weighted-average period of 1.2 years. At December 31, 2006, there was $237,000 of compensation expense related to nonvested awards which was expected to be recognized over a weighted-average period of 2.1 years.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock options to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. We also provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148,

“Accounting for Stock-Based Compensation — Transition and Disclosures”. As a result, no expense was reflected in net income for the year ended December 31, 2005.

The table below reflects pro forma net income and earnings per share for the period shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123.

Year Ended December 31, 2005
In thousands, except per share amounts

Net income, as reported	$5,434
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	199

Pro forma net income	$5,235

Earnings per share Basic, as reported	$0.54
Basic, pro forma	$0.52
Diluted, as reported	$0.52
Diluted, pro forma	$0.49

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

With the debt refinancing in 2002, the collar agreements were not deemed to be an effective hedge of the new credit facility in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). However, the Company retained these instruments as protection against interest rate risk associated with the new credit agreement and the Company recorded the mark-to-market adjustments on these instruments in its consolidated statements of operations. The remaining interest rate collar expired in March 2006. For the years ended December 31, 2006, and 2005, the Company recognized income of $29,000 and $377,000, respectively, to adjust these instruments to fair value.

At contract inception, the Company designates its derivative instruments as hedges. The Company recognizes all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings. To the extent that a change in interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.

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

During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was a liability of $172,000 and an asset of $146,000 as of December 31, 2007 and 2006, respectively. The liability is recorded in “Other Accrued Liabilities.” The current portion of the asset is recorded in “Other Current Assets” and the noncurrent portion is recorded in “Other Assets.” During 2007, three of these Canadian sell commitments were executed at a loss of $34,000.

Reclassification

Certain items previously reported as “other income/expense” have been reclassified in more detail to conform to the 2007 presentation. The reclassifications did not affect the net income or cash flows of the Company.

Product Liability

The Company maintains a current liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales. For long-term construction products, a liability is established when the claim is known and quantifiable. The product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims. At December 31, 2007 and 2006, the product liability was $1,886,000 and $1,585,000, respectively.

Asset retirement obligations

During the fourth quarter of 2005, in connection with the completion of the refurbishment and the extension of the lease of the Grand Island, NE facility the Company recorded a liability for Asset Retirement Obligations (ARO) of approximately $212,000. During the fourth quarter of 2006, the Company recorded a liability of approximately $449,000 for an ARO in connection with the completion of the Tucson, AZ concrete railroad tie facility.

A reconciliation of our liability for ARO’s at December 31, 2007 and 2006, which is recorded in “Other Long-Term Liabilities,” is as follows:

	2007	2006
	In thousands

Asset retirement obligation at beginning of year	$676	$212
Liabilities incurred	—	449
Accretion expense	41	15

Asset retirement obligation at end of year	$717	$676

Income Taxes

The Company makes judgments regarding the recognition of deferred tax assets and the future realization of these assets. As prescribed by SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood more than 50%) that some portion or all of the deferred tax assets will not be realized. SFAS 109 requires the Company to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. Determination of whether the positive evidence outweighs the negative and quantification of the valuation allowance requires the Company to make estimates and judgments of future financial results.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This

Interpretation, adopted by the Company on January 1, 2007, applies to all open tax positions accounted for in accordance with SFAS 109. This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

New accounting pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115,” (SFAS 159). SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting principles generally accepted in the United States. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard will not have a significant effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS 141R) which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. The Company will adopt the provisions of this standard beginning January 1, 2009.

Note 2.

Accounts Receivable

Accounts Receivable at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	In thousands

Trade	$54,360	$61,943
Allowance for doubtful accounts	(1,504)	(1,172)
Other	754	779

	$53,610	$61,550

Bad debt expense (income) was $279,000, $262,000 and $(69,000) in 2007, 2006 and 2005, respectively.

The Company’s customers are principally in the Rail, Construction and Tubular segments of the economy. As of December 31, 2007 and 2006, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:

	2007	2006
	In thousands

Rail	$18,455	$21,292
Construction	30,864	35,516
Tubular	3,455	2,143

	$52,774	$58,951

Credit is extended on an evaluation of the customer’s financial condition and generally collateral is not required.

Note 3.

Inventories

Inventories at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	In thousands

Finished goods	$92,962	$84,578
Work-in-process	5,121	6,397
Raw materials	16,786	18,297

Total inventories at current costs	114,869	109,272

Less:
Current cost over LIFO stated values	(8,605)	(7,142)
Inventory valuation reserve	(3,817)	(2,327)

	$102,447	$99,803

At December 31, 2007 and 2006, the LIFO carrying value of inventories for book purposes exceeded the LIFO value for tax purposes by approximately $11,877,000 and $11,290,000, respectively. During 2007, 2006 and 2005, liquidation of LIFO layers carried at costs that were lower than current purchases resulted in a decrease to cost of goods sold of $123,000, $4,000, and $26,000, respectively.

Note 4.

Property Held for Resale

Property held for resale at December 31, 2007 and 2006 consists of the following:

	2007	2006
	In thousands

Land	$2,174	$—
Improvements to land	3,087	—
Buildings	794	—

	6,055	—
Less accumulated depreciation and amortization	(3,558)	—

Property held for resale	$2,497	$—

In December 2007, the Company entered into a preliminary agreement to sell approximately 63 acres of real estate located in Houston, TX used primarily by the Company’s Tubular products segment and reclassified these assets as “property held for resale” under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The purchase price of the real estate is approximately $6,500,000.

Upon the closing, the Company plans to lease back from the purchaser approximately 20 acres of the real estate for a ten year term at a monthly rental rate of $1,000 per acre with annual 3% increases. The lease is a “net” lease with the Company being responsible for taxes, maintenance, insurance and utilities. It is anticipated that the Company will use the leased property for its threaded product operations.

This transaction closed on March 3, 2008.

Note 5.

Discontinued Operations

In February 2006, the Company sold substantially all of the assets of its Construction segment’s Geotechnical division for $4,000,000 plus the net asset value of the fixed assets, inventory, work in progress and prepaid items, resulting in a gain of approximately $3,005,000. The operations of the division qualified as a “component of an entity” under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and thus, the operations were reclassified as discontinued and 2005 was reclassified to conform with this presentation. Future expenses are expected to be immaterial.

Net sales and income from discontinued operations were as follows:

	2007	2006	2005
	In thousands

Net sales	$—	$3,669	$27,494

(Loss) income from discontinued operations (including a pretax gain on disposal of $3,005,000)	$(47)	$3,153	$714
Income tax (benefit) expense	(16)	338	128

(Loss) income from discontinued operations	$(31)	$2,815	$586

The following table details balance sheet information for discontinued operations:

	2007	2006
	In thousands

Current Liabilities
Accounts payable-trade	$—	$85
Other accrued liabilities	200	150

Total Current Liabilities	200	235

Net liabilities of discontinued operations	$200	$235

Note 6.

Property, Plant and Equipment

Property, plant and equipment at December 31, 2007 and 2006 consists of the following:

	2007	2006
	In thousands

Land	$2,756	$4,930
Improvements to land and leaseholds	17,742	17,565
Buildings	7,191	8,062
Machinery and equipment, including equipment under capitalized leases	65,242	63,181
Construction in progress	658	1,339

	93,589	95,077

Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	49,453	45,158

	$44,136	$49,919

Depreciation expense, including amortization of assets under capital leases, for the years ended December 31, 2007, 2006 and 2005 amounted to $8,610,000, $6,062,000, and $4,688,000, respectively.

Note 7.

Other Assets and Investments

The Company maintained investments in the stock of the Dakota, Minnesota & Eastern Railroad Corporation (DM&E). In September 2007, the DM&E announced it had entered into an Agreement and Plan of Merger under which an indirect, wholly owned subsidiary of the Canadian Pacific Railway Limited (CP) would be merged in the DM&E, with the DM&E being the surviving corporation. As a result of the announcement of the merger agreement, the Company recognized incremental dividend income of approximately $8,472,000.

In October 2007, this merger was consummated. In exchange for our DM&E preferred stock, warrants, common stock and accrued dividend income receivable, the Company received approximately $148,775,000. Of this amount, approximately $8,993,000 represented a return of principal, approximately $16,897,000 represented dividends and approximately $122,885,000 represented a pre-tax gain which was recorded at closing. The pre-tax gain is net of the fully reserved approximately $2,146,000 being held in escrow, until completion of all post-closing transactions, to secure certain of the DM&E’s obligations.

This investment was recorded at its historical cost at December 31, 2006 of $8,993,000 and was comprised of $193,000 of DM&E Common stock, $1,500,000 of DM&E Series B Preferred Stock and Common stock warrants, $6,000,000 in DM&E Series C Preferred Stock and Common stock warrants, $800,000 in DM&E Series C1 Preferred Stock and Common stock warrants, and $500,000 in DM&E Series D Preferred Stock and Common stock warrants. The Company recognized dividend income on these issuances of approximately $9,214,000 in 2007 and $990,000 in 2006 and 2005, respectively. The Company had a receivable for accrued dividend income, recorded within Investments on the Company’s consolidated balance sheet, on these issuances of $7,683,000 at December 31, 2006.

In December 1998, in conjunction with the issuance of Series C Preferred Stock and warrants, the DM&E ceased paying dividends on the Series B shares. The terms of the Series B Preferred Stock state in the event that regular dividends were not paid timely, dividends accrued at an accelerated rate until those dividends were paid. In addition, penalty interest accrued and compounded annually until such dividends were paid. Subsequent issuances of Series C, C-1, and D Preferred Stock assumed distribution priority over the previous series. As subsequent preferred series were issued, the Company, based on its own estimate of future cash flows, stopped recording a portion of the amount due on all preferred series given the delay in anticipated realization of the receivable and the priority of redemption of the various issuances. At December 31, 2006 the unrecorded dividends were approximately $6,974,000.

During 2007, 2006 and 2005, the Company sold rail and piling products to the DM&E in the amount of $18,701,000, $17,243,000 and $9,488,000, respectively.

Note 8.

Borrowings

On May 5, 2005, the Company entered into the Amended and Restated Revolving Credit and Security Agreement (Agreement) with a syndicate of three banks led by PNC Bank, N.A. The Agreement provided for a revolving credit facility of up to $60,000,000 in borrowings to support the Company’s working capital and other liquidity requirements. In September 2005, the Company’s maximum credit line was increased to $75,000,000 under a first amendment to the Agreement. The Company’s maximum credit line was increased again to $90,000,000 in July 2007 under a fourth amendment to the Agreement, which also extended the expiration of the Agreement to May 2011. The revolving credit facility is secured by substantially all of the trade receivables and inventory owned by the Company. Revolving credit facility availability under the Agreement is limited by the amount of eligible accounts receivable and inventory, applied against certain advance rates, and are limited to 85% of eligible receivables and 60% of eligible inventory. Additionally, the fourth amendment established a $20,000,000 term loan that was immediately applied to pay down existing amounts outstanding on the revolving credit facility. The term loan is being amortized on a term of seven years with a balloon payment on the remaining outstanding principal due at the maturity of the Agreement, May 2011. If average availability should fall below $10,000,000 over a 30-day period, the loans become immediately secured by a lien on the Company’s equipment that is not encumbered by other liens.

Borrowings under the credit facility bear interest at either the base rate or the LIBOR rate plus or minus an applicable spread based on the fixed charge coverage ratio. Prior to February 2007, the base rate was equal to the greater of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranged from negative 1.00% to a positive .50%, and the LIBOR spread ranged from 1.50% to 2.50%. In February 2007, the Company entered into a third amendment to the Agreement under which revolving credit facility borrowings placed in LIBOR contracts are priced at prevailing LIBOR rates, plus 1.25%. Borrowings placed in other tranches are priced at the prevailing prime rate, minus 1.00%. The term loan base rate spread is fixed at minus 0.75% and the LIBOR spread is fixed at plus 1.50%.

The third amendment also permits the Company to use various additional debt instruments to finance capital expenditures, outside of borrowings under the agreement, limited to an additional $10,000,000, and increases the Company’s permitted annual capital expenditures to $12,000,000. Under the amended Agreement, the Company maintains dominion over its cash at all times, as long as excess availability stays over $5,000,000 and there is no uncured event of default.

The Agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated capital expenditures; however, expenditures up to $20,000,000 for plant construction and refurbishment related to the Company’s concrete tie supply agreement are excluded from these covenants. The Agreement also includes a minimum net worth covenant and restricts investments, indebtedness, and the sale of certain assets. As of December 31, 2007 the Company was in compliance with all the agreement’s covenants.

At December 31, 2007 there were no outstanding borrowings under the revolving credit facility. At December 31, 2006, there was $39,161,000 of borrowings outstanding under the revolving credit facility, which was classified as long term. At December 31, 2007, the Company had $19,048,000 outstanding under the term loan (see Note 9).

At December 31, 2006 and 2005, the weighted average interest rate on borrowings under the agreement was 7.47% and 5.58%, respectively. Under the agreement, the Company had approximately $74,808,000 in unused borrowing commitment at December 31, 2007.

The Company’s ability to pay cash dividends is limited by the Agreement. No cash dividends were paid on the Company’s Common stock during 2007, 2006 or 2005.

Note 9.

Long-Term Debt and Related Matters

Long-term debt at December 31, 2007 and 2006 consists of the following:

	2007	2006
	In thousands

Revolving credit facility with weighted average interest rate of 7.47% at December 31, 2006, expiring May 5, 2011	$—	$39,161
Term Loan with an interest rate of 5.90% at December 31, 2007 payable in installments with a balloon payment due in May 2011	19,048	—
Lease obligations payable in installments through 2012 with a weighted average interest rate of 7.14% at December 31, 2007 and 7.12% at December 31, 2006	12,110	14,934
Massachusetts Industrial Revenue Bond with an interest rate of 3.84% at December 31, 2007 and 3.53% at December 31, 2006, payable March 1, 2013	2,045	2,045
Citizens Asset Finance Mortgage payable in installments through 2011, with a balloon payment due in 2011, with a fixed interest rate of 7.01%	588	680
Pennsylvania Economic Development Financing Authority Tax Exempt Pooled Bond payable in installments through 2021 with an average interest rate of 3.78% at December 31, 2007 and 3.54% at December 31, 2006	331	358
Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund Payable in installments through 2009 with a fixed interest rate of 3.75%	125	200

	34,247	57,378
Less current maturities	6,191	3,105

	$28,056	$54,273

Included in current maturities in the above table is $2,857,000 related to the term loan under the Agreement as discussed in Note 8.

The Massachusetts Industrial Revenue Bond is secured by a $2,085,000 standby letter of credit.

The Pennsylvania Economic Development Financing Authority Tax-Exempt Pooled Bond is secured by a $359,000 standby letter of credit.

The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 2007 are as follows:

Year	In thousands

2008	$6,191
2009	6,041
2010	6,177
2011	12,191
2012 and thereafter	3,647

Total	$34,247

Note 10.

Stockholders’ Equity

At December 31, 2007 and 2006, the Company had authorized shares of 20,000,000 in Common stock and 5,000,000 in Preferred stock. No Preferred stock has been issued. The Common stock has a par value of $.01 per share. No par value has been assigned to the Preferred stock.

No cash dividends on Common stock were paid in 2007, 2006 or 2005.

Note 11.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2007 and 2006, are as follows:

	2007	2006
	In thousands

Pension liability adjustment	$(634)	$(706)
Unrealized derivative (losses) gains on cash flow hedges	(110)	95

	$(744)	$(611)

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

At December 31, 2007, 2006 and 2005, Common stock options outstanding under the Plans had option prices ranging from $2.75 to $14.77, with a weighted average price of $5.52, $5.20 and $5.01 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding for the three years ended December 31, 2007 are: 2007-4.3 years; 2006-4.5 years; and 2005-5.3 years.

Options exercised during 2007, 2006 and 2005 totaled 359,050, 331,250 and 134,725 shares, respectively. The weighted average exercise price per share of these exercised options in 2007, 2006 and 2005 was $4.89, $4.60 and $4.81, respectively.

The fair value of the Company’s option grants was estimated at the dates of grant using a Black-Scholes option-pricing model with the assumptions indicated in the table below for the year ended December 31, 2005. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield was based on the historical dividend yield of the Company’s stock. Expected volatility was based on historical volatility of the Company stock. The expected term of the options granted represents the period of time that options granted were expected to be outstanding based on historical option exercise experience.

Year Ended December 31,
2005

Risk-free interest rate	4.18%
Dividend yield	0.00%
Volatility factor	0.26
Expected term	10 years

There were no stock options granted during 2007 or 2006. The Company granted 55,000 stock options during 2005. The weighted average grant date fair value of these grants was $5.43. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $12,255,000, $6,546,000 and $860,000, respectively.

Certain information for the three years ended December 31, 2007 relative to employee stock options is summarized as follows:

	2007	2006	2005

Number of shares under
Incentive Plan:
Outstanding at beginning of year	708,950	1,042,450	1,134,675
Granted	—	—	55,000
Canceled	—	(2,250)	(12,500)
Exercised	(359,050)	(331,250)	(134,725)

Outstanding at end of year	349,900	708,950	1,042,450

Exercisable at end of year	313,950	643,300	907,975

Number of shares available for future grant:
Beginning of year	526,875	42,125	85,125

End of year	509,375	526,875	42,125

The total intrinsic value of options outstanding at December 31, 2007, 2006 and 2005 was $16,170,000, $14,684,000 and $10,281,000, respectively. The total intrinsic value of options exercisable at December 31, 2007, 2006 and 2005 was $14,701,000, $13,639,000 and $9,381,000, respectively.

The fair value of non-vested options at December 31, 2007, 2006 and 2005 was $183,000, $309,000 and $531,000, respectively, with weighted average, grant date fair values of $5.10, $4.70 and $3.95, respectively.

Certain information for the year ended December 31, 2007 relative to employee stock options at respective exercise price ranges is summarized as follows:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average	Weighted	Shares	Weighted
Range of Exercise Prices	Shares	Remaining Life	Exercise Price	Exercisable	Exercise Price

$2.75-$3.94	96,000	3.1	$3.42	96,000	$3.42
$4.10-$5.75	166,500	3.9	4.82	166,500	4.82
$6.00-$8.97	59,500	5.9	7.93	50,000	7.91
$9.29-$14.77	27,900	7.4	11.75	1,450	9.30

	349,900	4.3	$5.52	313,950	$4.90

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

A non-employee director is automatically awarded 3,500 fully vested shares, or a lesser amount determined by the directors, of the Company’s Common stock on each date the outside director is elected at an annual shareholders’ meeting to serve as a director.

The outside directors were granted a total of 17,500 fully vested restricted stock awards for the years ended December 31, 2007 and 2006. The weighted average fair value of these restricted stock grants was $25.10 and $23.68 per share, respectfully.

Compensation expense recorded by the Company related to restricted stock awards was approximately $439,000 and $414,000 for the years ended December 31, 2007 and 2006, respectively.

A summary of the restricted stock activity as of December 31, 2007 is presented below.

Weighted
Average
		Weighted	Remaining
	Restricted	Average	Contractual	Aggregate
	Shares	Fair Value	Term	Fair Value

Outstanding at January 1, 2007	—	$—	—	$—
Granted	17,500	25.10	—	439,250
Vested	(17,500)	25.10	—	(439,250)
Canceled	—	—	—	—

Outstanding at December 31, 2007	—	$—	—	$—

Stock issued as a result of restricted stock awards generally will be authorized but previously unissued common stock.

Note 13.

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2007	2006	2005
	In thousands, except per share amounts

Numerator for basic and diluted earnings per common share- net income available to common stockholders:
Income from continuing operations	$110,724	$10,715	$4,848
(Loss) income from discontinued operations	(31)	2,815	586

Net income	$110,693	$13,530	$5,434

Denominator:
Weighted average shares	10,653	10,403	10,122

Denominator for basic earnings per common share	10,653	10,403	10,122
Effect of dilutive securities:
Employee stock options	317	406	370

Dilutive potential common shares	317	406	370
Denominator for diluted earnings per common share-adjusted weighted average shares and assumed conversions	10,970	10,809	10,492

Basic earnings per share:
Continuing operations	$10.39	$1.03	$0.48
Discontinued operations	(0.00)	0.27	0.06

Basic earnings per common share	$10.39	$1.30	$0.54

Diluted earnings per share:
Continuing operations	$10.09	$0.99	$0.46
Discontinued operations	(0.00)	0.26	0.06

Diluted earnings per common share	$10.09	$1.25	$0.52

Weighted average shares issuable upon the exercise of stock options which were antidilutive and were not included in the calculation were 22,000 and 2,000 in 2006 and 2005, respectively. There were no antidilutive shares in 2007.

Note 14.

Income Taxes

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
	In thousands

Deferred tax liabilities:
Depreciation	$1,638	$1,853
Derivative instruments	—	50
Inventories	3,541	3,153

Total deferred tax liabilities	5,179	5,056

Deferred tax assets:
Accounts receivable	919	833
Net operating loss carryforwards	920	1,455
Derivative instruments	62	—
Pension liability	411	335
Loss on investment	—	107
Goodwill	376	433
Deferred compensation	1,527	969
State tax incentives	56	53
Warranty reserve	786	607
Other-net	25	—

Total deferred tax assets	5,082	4,792
Valuation allowance for deferred tax assets	56	990

Deferred tax assets	5,026	3,802

Net deferred tax liability	$(153)	$(1,254)

Significant components of the provision for income taxes for continuing operations are as follows:

	2007	2006	2005
		In thousands

Current:
Federal	$55,471	$6,971	$786
State	3,418	348	72

Total current	58,889	7,319	858

Deferred:
Federal	(793)	(1,803)	1,523
State	(309)	(442)	(205)

Total deferred	(1,102)	(2,245)	1,318

Total income tax expense	$57,787	$5,074	$2,176

The reconciliation of income tax for continuing operations computed at statutory rates to income tax expense (benefit) is as follows:

	2007	2006	2005

Statutory rate	35.0%	34.0%	34.0%
State income tax	1.7	1.6	3.7
Nondeductible expenses	(1.7)	(1.5)	(1.8)
Valuation allowance	(0.5)	(2.4)	(5.0)
Other	(0.2)	0.4	0.1

	34.3%	32.1%	31.0%

At December 31, 2007 and 2006, the tax benefit of net operating loss carryforwards available for state income tax purposes was approximately $920,000 and $1,455,000, respectively. The net operating loss carryforwards will expire as follows:

Expires Year	Amount
In thousands

2008 — 2016	$126
2017 — 2021	100
2022	178
2023	204
2024	312

$920

Due to a change in the Company’s estimate of its ability to utilize its state tax net operating losses in future periods, the Company reversed in 2007 the $830,000 in valuation allowance previously maintained related to these net operating losses.

In 2007, the Company generated approximately $122,885,000 of capital gain on the sale of its investment in the DM&E stock. This gain was partially offset by utilizing the remaining capital loss carryforward generated in 2003. Accordingly the Company was able to reverse in 2007 the $107,000 in valuation allowance related to this capital loss carryforward.

The Company maintains a valuation allowance in the amount of $56,000 to fully reserve the deferred tax assets related to state tax incentives that may not be realized prior to their expiration.

On January 1, 2007, the Company adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes”. The adoption and implementation of FIN 48 resulted in a transition adjustment of $222,000 which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. This adjustment was comprised of uncertain tax benefits of $54,000 (net of federal benefit on state issues), accrued interest of $110,000 and penalties of $58,000.

The following table provides a reconciliation of unrecognized tax benefits as of December 31, 2007:

In thousands

Unrecognized tax benefits at January 1, 2007	$522
Increases based on tax positions prior to 2007	—
Increases based on tax positions related to 2007	—
Decreases related to settlements with taxing authorities	—
Decreases as a result of a lapse of the applicable statute of limitations	380

Balance as of December 31, 2007	$142

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $92,000 at December 31, 2007. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $193,000.

The Company files income tax returns in the United States and in various state, local and foreign jurisdictions. At December 31, 2007, the Company had been examined by the Internal Revenue Service through calendar year 2004. The Company is subject to federal income tax examinations for the period 2005 forward. With respect to the state, local and foreign filings, the Company is generally subject to income tax examinations for the periods 2003 forward.

Note 15.

Rental and Lease Information

The Company has capital and operating leases for certain plant facilities, office facilities, and equipment. Rental expense for the years ended December 31, 2007, 2006, and 2005 amounted to $3,722,000, $3,497,000 and $3,502,000, respectively. Generally, land and building leases include escalation clauses.

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

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2007:

	Capital	Operating
	Leases	Leases
	In thousands

Year ending December 31,
2008	$3,895	$1,953
2009	3,552	1,708
2010	3,509	1,649
2011	1,572	1,633
2012 and thereafter	1,427	3,919

Total minimum lease payments	13,955	$10,862

Less amount representing interest	1,845

Total present value of minimum payments	12,110
Less current portion of such obligations	3,133

Long-term obligations with interest rates ranging from 5.58% to 13.62%	$8,977

Assets recorded under capital leases are as follows:

	2007	2006
	In thousands

Machinery and equipment at cost	$1,114	$1,114
Buildings	399	399
Land	219	219

	1,732	1,732
Less accumulated amortization	830	734

Net capital lease assets	$902	$998

Note 16.

Retirement Plans

The Company modified certain of its qualified retirement plans on March 1, 2007 and currently has four plans which together cover its hourly and certain of its salaried employees; specifically two defined benefit plans (one active / one frozen) and two defined contribution plans. Employees are eligible to participate in these specific plans based on their employment classification. The Company’s funding to the defined benefit and defined contribution plans is governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines. The Company policy is to contribute at least the minimum funding required by ERISA.

Defined Benefit Plans

The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plans:

	2007	2006
	In thousands

Changes in benefit obligation:
Benefit obligation at beginning of year	$3,908	$3,844
Service cost	23	57
Interest cost	221	217
Actuarial gains (losses)	63	(75)
Benefits paid	(130)	(135)

Benefit obligation at end of year	$4,085	$3,908

Change to plan assets:
Fair value of assets at beginning of year	$3,290	$2,930
Actual gain on plan assets	256	355
Employer contribution	208	140
Benefits paid	(130)	(135)

Fair value of assets at end of year	$3,624	$3,290

Funded status at end of year	$(461)	$(618)

Amounts recognized in the statement of financial position consist of:
Noncurrent liabilities	$(461)	$(618)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$1,036	$1,021
Net transition asset	(1)	(6)
Prior service cost	12	19

	$1,047	$1,034

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS. No. 158, “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans” — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 required the Company to recognize the funded status of its defined benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition assets remaining from the initial adoption of SFAS No. 87.

The transition asset, prior service cost, and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during 2008 are $(1,000), $7,000 and $49,000; respectively, before taxes.

Net periodic pension costs for the three years ended December 31, 2007 are as follows:

	2007	2006	2005
	In thousands

Components of net periodic benefit cost:
Service cost	$24	57	$58
Interest cost	221	217	210
Expected return on plan assets	(259)	(227)	(206)
Amortization of prior service cost	7	8	9
Amortization of net transition asset	(5)	(9)	(9)
Recognized net actuarial gain	50	70	63

Net periodic benefit cost	$38	116	$125

Assumptions used to measure the projected benefit obligation for the three years ended December 31, 2007 were:

	2007	2006	2005

Assumed discount rate	6.25%	5.75%	5.75%

Expected rate of return on plan assets	7.75%	7.75%	7.75%

The expected long-term rate of return is based on numerous factors including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions.

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	2007	2006	2005
	In thousands

Projected benefit obligation	$4,085	$3,908	$3,844
Accumulated benefit obligation	4,085	3,908	3,844
Fair value of plan assets	3,624	3,290	2,930

The hourly plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and equivalents, bonds, preferred stocks and common stocks. The investment target ranges and actual allocation of pension plan assets by major category at December 31, 2007 and 2006, are as follows:

	Target	2007	2006

Asset Category
Cash and cash equivalents	0 - 10%	22%	17%
Fixed income funds	30 - 50%	21	24
Equities	50 - 70%	57	59

Total		100%	100%

The Company expects to contribute $311,000 to its defined benefit plans in 2008.

The following benefit payments are expected to be paid:

Pension
Benefits
In thousands

2008	$140
2009	145
2010	152
2011	159
2012	165
Years 2013-2017	1,093

Defined Contribution Plans

Effective March 31, 2007, the Company merged its non-union hourly and salaried defined contribution plans into one plan covering all non-union workers and salaried employees. This defined contribution plan contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute, subject to statutory limitations, between 1% and 75% of eligible pre-tax pay and 1% and 100% of eligible after-tax pay.

The Company’s employer match is 100% of the first 1% of deferred eligible compensation and up to 50% of the next 6%, based on years of service, of deferred eligible compensation, for a total maximum potential match of 4%. The Company may also make discretionary contributions to the plan. The expense associated with this plan was $1,845,000 in 2007, $1,592,000 in 2006, and $1,042,000 in 2005.

The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas. The expense associated with this plan was $42,000 in 2007, $58,000 in 2006, and $60,000 in 2005.

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

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition or liquidity of the Company. The resolution, in any reporting period, of one or more of these matters could have a material effect on the Company’s results of operations for that period.

In 2000, one of the Company’s subsidiaries sold concrete railroad crossing panels to a general contractor on a Texas transit project. Certain panels deteriorated and the owner replaced all of the panels provided by the subsidiary. An administrative judge found that the general contractor was liable to the owners for alleged defects, among other matters, in the panels. The Company negotiated a settlement with the contractor releasing any claims that the contractor may have against the Company in exchange for the Company releasing a $300,000 account receivable and paying the contractor $50,000. These amounts were fully reserved at December 31, 2007.

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

At December 31, 2007 the Company had outstanding letters of credit of approximately $3,267,000.

Note 18.

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

	2007
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
	In thousands

Rail Products	$260,634	$14,508	$97,511	$6,218	$3,244
Construction Products	211,867	18,227	97,801	1,446	1,144
Tubular Products	36,480	7,765	9,457	582	521

Total	$508,981	$40,500	$204,769	$8,246	$4,909

	2006
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
	In thousands

Rail Products	$189,236	$6,147	$114,766	$3,869	$14,342
Construction Products	180,797	12,172	86,007	1,503	1,375
Tubular Products	19,755	1,870	9,605	440	639

Total	$389,788	$20,189	$210,378	$5,812	$16,356

	2005
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
	In thousands

Rail Products	$157,765	$4,495	$66,400	$2,538	$14,181
Construction Products	147,401	2,965	74,873	1,480	1,026
Tubular Products	20,824	2,413	9,824	409	671

Total	$325,990	$9,873	$151,097	$4,427	$15,878

In 2007, one customer accounted for 11.1% of consolidated net sales. Sales to this customer were recorded in the Rail and Construction segments and were approximately $56,450,000. During 2006 and 2005, no single customer accounted for more than 10% of the Company’s consolidated net sales. Sales between segments are immaterial.

Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets to the Company’s consolidated totals are illustrated as follows:

	2007	2006	2005
	In thousands

Net Sales from Continuing Operations:
Total for reportable segments	$508,981	$389,788	$325,990
Other net sales	—	—	—

Total	$508,981	$389,788	$325,990

Income from Continuing Operations:
Total for reportable segments	$40,500	$20,189	$9,873
Adjustment of inventory to LIFO	(1,463)	(915)	(1,525)
Unallocated dividend income	9,214	990	990
Unallocated gain on sale of DM&E investment	122,885	—	—
Unallocated interest income	1,196	4	1
Unallocated other income	267	251	295
Other unallocated amounts	(4,088)	(4,730)	(2,610)

Income from continuing operations before income taxes	$168,511	$15,789	$7,024

Assets:
Total for reportable segments	$204,769	$210,378	$151,097
Unallocated corporate assets	128,952	27,055	21,206
LIFO and corporate inventory reserves	(8,805)	(7,342)	(6,427)
Unallocated property, plant and equipment	5,856	5,742	7,571
Net assets of discontinued operations	—	—	5,421

Total assets	$330,772	$235,833	$178,868

Depreciation/Amortization:
Total reportable for segments	$8,246	$5,812	$4,427
Other	376	332	344

Total	$8,622	$6,144	$4,771

Expenditures for Long-Lived Assets:
Total for reportable segments	$4,909	$16,356	$15,878
Expenditures financed under capital leases	(101)	(58)	(1,200)
Other expenditures	455	712	383

Total	$5,263	$17,010	$15,061

Approximately 96% of the Company’s total net sales during 2007 were to customers in the United States, and a majority of the remaining sales were to customers located in other North American countries.

At December 31, 2007, all of the Company’s long-lived assets were located in the United States.

Note 19.

Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2007 and 2006 is presented below:

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(1)	Quarter(2)	Total
	In thousands except per share amounts

Net sales	$110,666	$148,547	$135,753	$114,015	$508,981
Gross profit	$14,190	$21,238	$20,994	$19,961	$76,383
Income from continuing operations	$3,092	$6,849	$14,549	$86,234	$110,724
Income (loss) from discontinued operations	$8	$(19)	$(18)	$(2)	$(31)
Net income	$3,100	$6,830	$14,531	$86,232	$110,693
Basic earnings (loss) per common share:
From continuing operations	$0.29	$0.65	$1.37	$7.98	$10.39
From discontinued operations	$0.00	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic earnings per common share	$0.29	$0.64	$1.36	$7.98	$10.39
Diluted earnings (loss) per common share:
From continuing operations	$0.28	$0.63	$1.32	$7.79	$10.09
From discontinued operations	$0.00	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted earnings per common share	$0.28	$0.63	$1.32	$7.79	$10.09

(1)	Includes $8,472,000 in previously unrecorded dividend income from the announcement of the sale of the Company’s investment in the DM&E.

(2)	Includes a $122,885,000 gain from the consummation of the sale of the Company’s investment in the DM&E.

	2006
	First	Second	Third	Fourth
	Quarter(3)	Quarter	Quarter	Quarter	Total
	In thousands except per share amounts

Net sales	$84,155	$99,313	$95,868	$110,452	$389,788
Gross profit	$9,804	$13,445	$13,890	$14,452	$51,591
Income from continuing operations	$1,206	$3,079	$3,440	$2,990	$10,715
Income (loss) from discontinued operations	$2,678	$(97)	$258	$(24)	$2,815
Net income	$3,884	$2,982	$3,698	$2,966	$13,530
Basic earnings (loss) per common share:
From continuing operations	$0.12	$0.30	$0.33	$0.28	$1.03
From discontinued operations	$0.26	$(0.01)	$0.02	$0.00	$0.27
Basic earnings per common share	$0.38	$0.29	$0.35	$0.28	$1.30
Diluted earnings (loss) per common share:
From continuing operations	$0.11	$0.29	$0.32	$0.27	$0.99
From discontinued operations	$0.25	$(0.01)	$0.02	$0.00	$0.26
Diluted earnings per common share	$0.36	$0.28	$0.34	$0.27	$1.25

(3)	Includes a $3,005,000 gain from the sale of the Company’s former Geotechnical division which was classified as a discontinued operation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

L. B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young’s attestation report on the Company’s internal control over financial reporting appears in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

The following Reports of Independent Registered Public Accounting Firm, consolidated financial statements, and accompanying notes are included in Item 8 of this Report:

Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2007 and 2006.
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 2007, 2006 and 2005.
Notes to Consolidated Financial Statements.

Financial Statement Schedule

Schedules for the Three Years Ended December 31, 2007, 2006 and 2005:

V — Valuation and Qualifying Accounts.

The remaining schedules are omitted because of the absence of conditions upon which they are required.

L.  B. FOSTER COMPANY AND SUBSIDIARIES

SCHEDULE V VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

		Additions
	Balance at	Charged to				Balance
	Beginning	Costs and				at End
	of Year	Expenses	Other	Deductions		of Year
	(In thousands)

2007
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,172	$332	$—	$—	(1)	$1,504

Inventory valuation reserve	$2,327	$1,986	$—	$496	(2)	$3,817

Not deducted from assets:
Provision for special termination benefits	$24	$1	$—	$10	(3)	$15

Provision for environmental
compliance & remediation	$557	$91	$—	$47	(4)	$601

2006
Deducted from assets to which they apply:
Allowance for doubtful accounts	$922	$262	$—	$12	(1)	$1,172

Inventory valuation reserve	$1,663	$1,001	$—	$337	(2)	$2,327

Not deducted from assets:
Provision for special termination benefits	$43	$2	$—	$21	(3)	$24

Provision for environmental compliance & remediation	$629	$7	$—	$79	(4)	$557

2005
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,018	$(69)	$—	$27	(1)	$922

Inventory valuation reserve	$1,416	$921	$—	$674	(2)	$1,663

Not deducted from assets:
Provision for special termination benefits	$98	$14	$—	$69	(3)	$43

Provision for environmental compliance & remediation	$365	$326	$—	$62	(4)	$629

(1)	Notes and accounts receivable written off as uncollectible.

(2)	Reductions of inventory valuation reserve result from physical inventory shrinkage and write-down of slow-moving inventory to the lower of cost or market.

(3)	Reduction of special termination provisions result from payments to severed employees.

(4)	Payments made on amounts accrued.

3. Exhibits

The Exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:

3.1		Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.
* 3.2		Bylaws of the Registrant, as amended and filed as Exhibit 3.2.
4.0		Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.
4.1		Rights Amendment, dated as of October 24, 2006, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4B to Form 8-K on October 27, 2006.
10.0		Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.
10	.0.1	First Amendment to Revolving Credit and Security Agreement dated September 13, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.1 to Form 8-K on September 14, 2005.
10	.0.3	Third Amendment to Revolving Credit and Security Agreement dated February 8, 2007, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.3 to Form 8-K on February 9, 2007.
10.12		Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.
10	.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004
10	.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.
10	.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.
10	.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.
10	.12.5	Sixth Amendment dated May 9, 2006 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2006.
10.13		Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.
*10	.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1.
10.14		Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.
10.15		Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, and filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005
10	.15.1	Industry Tract Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.
10.16		Lease Agreement dated March 3, 2008 between CCI -B Langfield I, LLC, as Lessor, and Registrant as Lessee, related to Registrant’s threading operation in Herris County, Taxes and filed as Exhibit 10.16 to Form 8-K on March 7, 2008.
*10	.17	Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, and filed as Exhibit 10.17.

10.19		Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL, dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.
10	.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 2006.
10.20		Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.
10.21		Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.
10	.21.1	Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.
10.24		Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.
10	.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005.**
10.34		Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005.**
10	.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 8-K on May 31, 2006.**
10.45		Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005.**
10	.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2005.**
10.46		Leased Vehicle Plan as amended and restated on September 1, 2007, filed as Exhibit 10.46 to Form 10-Q for the quarter ended September 30, 2007.**
10.51		Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2005, filed as Exhibit 10.51 to Form 8-K on December 8, 2005.**
10.53		Directors’ resolution dated May 24, 2006, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 8-K on May 31, 2006.**
10.55		Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007.**
10.56		2005 Three Year Incentive Plan, filed as Exhibit 10.56 to Form 8-K on May 31, 2005.**
10.57		2006 Omnibus Incentive Plan, effective May 24, 2006, filed as Exhibit 10.57 to From 8-K on May 31, 2006.**
10.58		Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006.**
19		Exhibits marked with an asterisk are filed herewith.
*23		Consent of Independent Auditors.
*31	.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L. B. FOSTER COMPANY

March 10, 2008	By: /s/ Stan L. Hasselbusch (Stan L. Hasselbusch, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Position	Date

By:	/s/ Lee B. Foster II (Lee B. Foster II)	Chairman of the Board and Director	March 10, 2008

By:	/s/ Stan L. Hasselbusch (Stan L. Hasselbusch)	President, Chief Executive Officer and Director	March 10, 2008

By:	/s/ Henry J. Massman IV (Henry J. Massman IV)	Director	March 10, 2008

By:	/s/ G. Thomas McKane (G. Thomas McKane)	Director	March 10, 2008

By:	/s/ Diane B. Owen (Diane B. Owen)	Director	March 10, 2008

By:	/s/ Linda K. Patterson (Linda K. Patterson)	Controller	March 10, 2008

By:	/s/ John W. Puth (John W. Puth)	Director	March 10, 2008

By:	/s/ William H. Rackoff (William H. Rackoff)	Director	March 10, 2008

By:	/s/ David J. Russo (David J. Russo)	Senior Vice President, Chief Financial Officer and Treasurer	March 10, 2008