Form 10-Q
period 2008-03-31
FOSTER L B CO
filed 2008-05-09
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2008

Common Stock, Par Value $.01	11,032,823 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$117,199	$121,097
Accounts and notes receivable:
Trade	45,234	52,856
Other	453	754

	45,687	53,610
Inventories	100,705	102,447
Current deferred tax assets	3,572	3,615
Other current assets	1,701	1,131
Prepaid income tax	329	—
Property held for resale	—	2,497

Total Current Assets	269,193	284,397

Property, Plant & Equipment — At Cost	95,650	93,589
Less Accumulated Depreciation	(51,521)	(49,453)

	44,129	44,136

Other Assets:
Goodwill	350	350
Other intangibles — net	47	50
Deferred tax assets	1,416	1,411
Other assets	409	428

Total Other Assets	2,222	2,239

TOTAL ASSETS	$315,544	$330,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,184	$6,191
Accounts payable — trade	39,907	53,489
Accrued payroll and employee benefits	5,041	11,490
Current deferred tax liabilities	3,541	3,541
Other accrued liabilities	5,058	8,841
Current liabilities of discontinued operations	200	200

Total Current Liabilities	59,931	83,752

Long-Term Debt, Term Loan	15,476	16,190

Other Long-Term Debt	11,038	11,866

Deferred Tax Liabilities	1,638	1,638

Other Long-Term Liabilities	5,405	3,500

STOCKHOLDERS’ EQUITY:
Common stock	110	109
Paid-in capital	46,994	45,147
Retained earnings	175,620	169,314
Accumulated other comprehensive loss	(668)	(744)

Total Stockholders’ Equity	222,056	213,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$315,544	$330,772

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months
	Ended
	March 31,
	2008	2007
	(Unaudited)

Net Sales	$93,441	$110,666
Cost of Goods Sold	77,820	96,476

Gross Profit	15,621	14,190

Selling and Administrative Expenses	9,366	8,401
Interest Expense	555	1,222
Gain on Sale of DM&E Investment	(2,022)	—
Gain on Sale of Property	(1,486)	—
Interest Income	(815)	(2)
Other Expense (Income)	151	(256)

	5,749	9,365

Income From Continuing Operations Before Income Taxes	9,872	4,825

Income Tax Expense	3,566	1,733

Income From Continuing Operations	6,306	3,092

Discontinued Operations:
Income From Discontinued Operations Before Income Taxes	—	12
Income Tax Expense	—	4

Income From Discontinued Operations	—	8

Net Income	$6,306	$3,100

Basic Earnings Per Share
From continuing operations	$0.57	$0.29
From discontinued operations	—	—

Basic Earnings Per Share	$0.57	$0.29

Diluted Earnings Per Share
From continuing operations	$0.57	$0.28
From discontinued operations	—	—

Diluted Earnings Per Share	$0.57	$0.28

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months
	Ended March 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from continuing operations	$6,306	$3,092
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	(5)	(24)
Depreciation and amortization	2,155	2,121
Gain on sale of DM&E investment	(2,022)	—
Gain on sale of property, plant and equipment	(1,486)	(6)
Deferred gain amortization on sale-leaseback	(18)	—
Stock-based compensation	29	31
Unrealized gain on derivative mark-to-market	(34)	—
Excess tax benefit from share-based compensation	—	(213)
Change in operating assets and liabilities:
Accounts receivable	7,923	4,363
Inventories	1,742	(10,317)
Other current assets	(570)	(575)
Prepaid income tax	(329)	358
Other noncurrent assets	14	(232)
Accounts payable — trade	(13,582)	(5,324)
Accrued payroll and employee benefits	(5,847)	298
Other current liabilities	(3,090)	478
Other liabilities	(380)	(1,833)

Net Cash Used by Operating Activities	(9,194)	(7,783)

Net Cash Provided by Discontinued Operations	—	6

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	6,500	10
Proceeds from sale of DM&E investment	2,022	—
Capital expenditures on property, plant and equipment	(2,141)	(1,467)

Net Cash Provided (Used) by Continuing Investing Activities	6,381	(1,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit agreement	—	11,721
Repayments of long-term debt, term loan	(714)	—
Proceeds from exercise of stock options and stock awards	464	155
Tax benefit related to stock options exercised	—	213
Repayments of other long-term debt	(835)	(776)

Net Cash (Used) Provided by Financing Activities	(1,085)	11,313

Net (Decrease) Increase in Cash and Cash Equivalents	(3,898)	2,079

Cash and Cash Equivalents at Beginning of Period	121,097	1,309

Cash and Cash Equivalents at End of Period	$117,199	$3,388

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$532	$1,133

Income Taxes Paid	$6,387	$1,311

The Company financed $49,000 in certain capital expenditures through short-term borrowings and the execution of capital leases during the first three months of 2007. There were no such expenditures during the first three months of 2008.
See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. Amounts included in the balance sheet as of December 31, 2007 were derived from our audited balance sheet. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
2. NEW ACCOUNTING PRINCIPLES
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115,” (SFAS 159). SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting principles generally accepted in the United States. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company already records derivative contracts at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). The adoption of SFAS 159 on January 1, 2008 had no impact on the Company as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This standard is effective for fiscal years beginning after December 15, 2008. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Company’s financial position or results of operations when it is adopted on January 1, 2009.
3. FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 on January 1, 2008. The adoption of this standard did not impact our financial position or result of operations, as the Company had previously determined the fair value of these instruments in a manner consistent with the requirements of SFAS 157.
SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. This standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). SFAS 157 enables readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The standard requires that each asset and liability carried at fair value be classified into one of the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
Included within cash and cash equivalents are our investments in tax-free money market funds with municipal bond issuances as the underlying securities all of which maintain AAA credit ratings. At March 31, 2008, the fair value of these investments was approximately $115,512,000. The Company determined the fair values of these investments based on quoted market prices. As prescribed by the SFAS 157 levels listed above, the Company recognized the fair value of its investments as a Level 1 valuation.
At March 31, 2008, the fair value of our derivative liabilities was approximately $52,000 (see note 16). The Company determined the fair values of its derivative financial instrument positions, consisting of foreign currency exchange contracts, based on other observable inputs. As prescribed by the SFAS 157 levels listed above, the Company recognized the fair value of our derivative liabilities as a Level 2 valuation.
4. ACCOUNTS RECEIVABLE
Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 2008 and December 31, 2007 have been reduced by an allowance for doubtful accounts of ($1,199,000) and ($1,504,000), respectively. Bad debt (recovery) expense was ($5,000) and $125,000 for the three-month periods ended March 31, 2008 and 2007, respectively.
5. INVENTORIES
Inventories of the Company at March 31, 2008 and December 31, 2007 are summarized in the following table:

	March 31,	December 31,
(in thousands)	2008	2007

Finished goods	$93,913	$92,962
Work-in-process	4,057	5,121
Raw materials	15,525	16,786

Total inventories at current costs	113,495	114,869
Less:
LIFO reserve	(8,898)	(8,605)
Inventory valuation reserve	(3,892)	(3,817)

	$100,705	$102,447

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
6. PROPERTY HELD FOR RESALE
In December 2007, the Company entered into a preliminary agreement to sell approximately 63 acres of real estate located in Houston, TX used primarily by the Company’s Tubular Products segment and reclassified these assets as “property held for resale” under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The sales price of the real estate was approximately $6,500,000. This transaction closed on March 3, 2008 and the Company received net proceeds of approximately $6,130,000 and recorded a gain of $1,486,000.

7. SALE-LEASEBACK
On March 3, 2008 pursuant to the sale of property noted in footnote 6, the Company entered into a sale-leaseback transaction with the purchaser of the Houston, TX real estate for approximately 20 acres of the real estate and certain other assets for a ten year term at a monthly rental rate of $1,000 per acre with annual 3% increases. The lease is a “net” lease with the Company being responsible for taxes, maintenance, insurance and utilities. The Company will use the leased property for its threaded product operations.
This lease is being accounted for as an operating lease with an interest rate of 5.25% for the transaction. The transaction qualifies as a sale-leaseback under applicable guidance, including SFAS No. 98, “Accounting for Leases,” and the Company recorded as a deferred gain the present value of the minimum lease payments of the operating lease, $2,146,000. This deferred gain will be amortized over the life of the lease, 120 months.
8. RETIREMENT PLANS
The Company has four plans together covering all hourly and salaried employees, specifically two defined benefit plans (one active / one frozen) and two defined contribution plans. Employees are eligible to participate under these specific plans based on their employment classification. The Company’s funding to the defined benefit and defined contribution plans is governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines. The Company policy is to contribute at least the minimum funding required by ERISA.
Defined Benefit Plans
Net periodic pension costs for both the active plan and frozen plan for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Service cost	$5	$6
Interest cost	63	55
Expected return on plan assets	(72)	(65)
Prior service cost	2	2
Transition asset	—	(2)
Recognized net actuarial loss	13	13

Net periodic benefit cost	$11	$9

The Company expects to contribute $311,200 to the defined benefit plans in 2008. Contributions through March 31, 2008 were $120,600.
Defined Contribution Plans
The Company has a defined contribution plan that covers all non-union hourly and all salaried employees. This plan permits both pretax and after-tax employee contributions. Participants can now contribute, subject to statutory limitations, between 1% and 75% of eligible pre-tax pay and between 1% and 100% of eligible after-tax pay.
The Company matches 100% of the first 1% of deferred eligible compensation and up to 50% of the next 6%, based on years of service, of deferred eligible compensation, for a total maximum potential match of 4%. The Company may also make discretionary contributions to the Plan.
The expense associated with this plan for the three months ended March 31 was $438,000 in 2008 and $457,000 in 2007.
The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas. The expense associated with this active plan for the three months ended March 31, 2008 and 2007 was $8,000 and $11,000, respectively.

9. DISCONTINUED OPERATIONS
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
Net sales and income from discontinued operations were as follows:

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Net sales	$—	$—

Income from discontinued operations	$—	$12
Income tax expense	—	4

Income from discontinued operations, net of tax	$—	$8

10. BORROWINGS
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
Prior to February 2007, borrowings under the credit facility bore interest at either the base rate or the LIBOR rate plus or minus an applicable spread based on the fixed charge coverage ratio. The base rate was equal to the greater of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranged from negative 1.00% to a positive .50%, and the LIBOR spread ranged from 1.50% to 2.50%. In February 2007, the Company entered into a third amendment to the Agreement under which revolving credit facility borrowings placed in LIBOR contracts are priced at prevailing LIBOR rates, plus 1.25%. Borrowings placed in other tranches are priced at the prevailing prime rate, minus 1.00%. The term loan base rate spread is fixed at minus 0.75% and the LIBOR spread is fixed at plus 1.50%.
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
The Agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated capital expenditures. The Agreement also includes a minimum net worth covenant and restricts investments, indebtedness, and the sale of certain assets. As of March 31, 2008 the Company was in compliance with all the agreement’s covenants.
At March 31, 2008 there were no outstanding borrowings under the revolving credit facility. Also at March 31, 2008, the Company had $18,333,000 outstanding under the term loan and approximately $73,357,000 in unused borrowing commitment.

11. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(in thousands, except earnings per share)	2008	2007

Numerator:
Numerator for basic and diluted earnings per common share — net income available to common stockholders:
Income from continuing operations	$6,306	$3,092
Income from discontinued operations	—	8

Net income	$6,306	$3,100

Denominator:
Weighted average shares	10,977	10,555

Denominator for basic earnings per common share	10,977	10,555

Effect of dilutive securities:
Employee stock options	162	343
Other stock compensation plans	2	—

Dilutive potential common shares	164	343

Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversions	11,141	10,898

Basic earnings per common share:
Continuing operations	$0.57	$0.29
Discontinued operations	—	—

Basic earnings per common share	$0.57	$0.29

Diluted earnings per common share:
Continuing operations	$0.57	$0.28
Discontinued operations	—	—

Diluted earnings per common share	$0.57	$0.28

12. STOCK-BASED COMPENSATION
Stock Option Awards
The Company recorded stock compensation expense of $29,000 and $31,000 for the three month periods ending March 31, 2008 and 2007, respectively. The related deferred tax benefits were $11,000 and $12,000, respectively.
At March 31, 2008, there was $101,000 of compensation expense related to nonvested awards which is expected to be recognized over a weighted-average period of 0.9 years. At March 31, 2007, there was $206,000 of compensation expense related to nonvested awards which was expected to be recognized over a weighted-average period of 1.9 years.
There were no stock options granted during the first quarter of 2008 or 2007.
At March 31, 2008 and 2007, common stock options outstanding under the Plans had option prices ranging from $2.75 to $14.77, with a weighted average exercise price of $5.85 and $5.20 per share, respectively.
The weighted average remaining contractual life of the stock options outstanding at March 31, 2008 and 2007 are 5.3 years and 5.1 years.
Options exercised during the three month periods ended March 31, 2008 and 2007 totaled 99,380 and 29,750 shares, respectively. The weighted average exercise price per share of the options exercised during the three month periods ended March 31, 2008 and 2007 were $4.67 and $5.18, respectively. The total intrinsic value of options exercised during the three month periods ended March 31, 2008 and 2007 were $3,898,000 and $607,000, respectively.
A summary of the option activity as of March 31, 2008 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2008	349,900	$5.52	4.3
Granted	—	—
Canceled	—	—
Exercised	(99,380)	4.67

Outstanding at March 31, 2008	250,520	$5.85	4.3	$9,321,849

Exercisable at March 31, 2008	217,070	$5.06	3.9	$8,248,660

Shares issued as a result of stock option exercises generally are authorized but previously unissued common stock.
Restricted Stock Awards
For the three months ended March 31, 2008, the Company granted approximately 19,000 shares of restricted stock. There were no restricted stock awards granted for the three months ended March 31, 2007.
The 2005 — 2007 Three Year Incentive Plan
The Company granted, pursuant to the 2006 Omnibus Plan, as amended, approximately 11,000 fully-vested shares during the three months ended March 31, 2008 in lieu of cash. These shares are not voluntarily transferable until May 1, 2010. The weighted average fair value of these restricted stock awards was $43.91 per share.
Performance Unit Awards
Under the 2008 — 2010 Three Year Incentive Plan pursuant to the 2006 Omnibus Plan, as amended, the Company granted approximately 23,000 performance units during the three months ended March 31, 2008. These awards can be earned based upon the Company’s performance relative to performance measures as defined in the plan. These awards are subject to forfeiture, can not be transferred until March 6, 2012 and will be converted into common stock of the Company based on conversion multiples as defined in the underlying plan. The weighted average fair value of these restricted stock awards was $43.91 per share.
Other Long-term Awards
The Company granted approximately 8,000 nonvested shares during the three months ended March 31, 2008. These shares are time-vested, forfeitable and can not be exercised until March 6, 2012. The weighted average fair value of these restricted stock awards was $43.91 per share.
The Company recorded compensation expense of $135,000 for the three month period ending March 31, 2008 relative to the awards granted pursuant to the Performance Unit Awards and the Other Long-term Awards. Shares issued as a result of restricted stock awards generally are authorized but previously unissued common stock.
13. COMMITMENTS AND CONTINGENT LIABILITIES
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
At March 31, 2008 the Company had outstanding letters of credit of approximately $3,988,000.
14. BUSINESS SEGMENTS
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.
The following table illustrates revenues and profits of the Company by segment:

	Three Months Ended,
	March 31, 2008		March 31, 2007
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit

Rail products	$46,191	$2,556	$63,200	$2,013
Construction products	39,986	2,908	41,365	2,491
Tubular products	7,264	1,021	6,101	994

Total	$93,441	$6,485	$110,666	$5,498

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2007.
The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Income for reportable segments	$6,485	$5,498
Cost of capital for reportable segments	4,474	4,872
Interest expense	(555)	(1,222)
Gain on sale of DM&E investment	2,022	—
Gain on sale of property	1,486	—
Interest income	815	2
Other (expense) income	(151)	256
Corporate expense and other unallocated charges	(4,704)	(4,581)

Income from continuing operations before income taxes	$9,872	$4,825

15. COMPREHENSIVE INCOME
Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Net income	$6,306	$3,100
Unrealized derivative gains (losses) on cash flow hedges	76	(39)

Comprehensive income	$6,382	$3,061

16. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was a liability of $52,000 and $172,000 as of March 31, 2008 and December 31, 2007, respectively. The liability is recorded in “Other Accrued Liabilities.” During the first quarter of 2008, one of these Canadian dollar denominated commitments matured for a realized loss of approximately $87,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
General
L. B. Foster Company is a leading manufacturer, fabricator and distributor of products for rail, construction, utility and energy markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.
Recent Developments
In March 2008, we negotiated the renewal of the collective bargaining agreement with our Bedford, PA workforce represented by the Shopmen’s Local Union number 527. This agreement, covering approximately 40 employees, expires in March 2011.
Critical Accounting Policies
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company’s policies or estimates since December 31, 2007. For more information regarding the Company’s critical accounting policies, please see the Management’s Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2007.
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 on January 1, 2008. The adoption of this standard did not impact our financial position or result of operations, as the Company had previously determined the fair value of these instruments in a manner consistent with the requirements of SFAS 157.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115,” (SFAS 159). SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting principles generally accepted in the United States. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company already records derivative contracts at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). The adoption of SFAS 159 on January 1, 2008 had no impact on the Company as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This standard is effective for fiscal years beginning after December 15, 2008. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Company’s financial position or results of operations when it is adopted on January 1, 2009.

Results of Operations

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Net Sales:
Rail Products	$46,191	$63,200
Construction Products	39,986	41,365
Tubular Products	7,264	6,101

Total Net Sales	$93,441	$110,666

Gross Profit:
Rail Products	$7,097	$6,780
Construction Products	7,657	6,769
Tubular Products	1,527	1,512
Other	(660)	(871)

Total Gross Profit	15,621	14,190

Expenses:
Selling and administrative expenses	9,366	8,401
Interest expense	555	1,222
Gain on sale of DM&E investment	(2,022)	—
Gain on sale of property	(1,486)	—
Interest income	(815)	(2)
Other expense (income)	151	(256)

Total Expenses	5,749	9,365

Income from continuing operations before income taxes	9,872	4,825
Income Tax Expense	3,566	1,733

Income from Continuing Operations	6,306	3,092

Discontinued Operations:
Income From Discontinued Operations	—	12
Income Tax Expense	—	4

Income From Discontinued Operations, Net of Tax	—	8

Net Income	$6,306	$3,100

Gross Profit %:
Rail Products	15.4%	10.7%
Construction Products	19.1%	16.4%
Tubular Products	21.0%	24.8%
Total Gross Profit	16.7%	12.8%
First Quarter 2008 Results of Operations
Income from continuing operations and net income for the first quarter of 2008 was $6.3 million ($0.57 per diluted share) on net sales of $93.4 million. This compares favorably to income from continuing operations and net income for the first quarter of 2007 which was $3.1 million ($0.28 per diluted share) on net sales of $110.7 million.

Income from continuing operations and net income for the first quarter of 2008 included a pre-tax gain of $2.0 million related to the receipt of escrow proceeds from a favorable working capital adjustment pursuant to the sale of the our investment in the DM&E railroad. Also included in the first quarter of 2008 was a pre-tax gain of $1.5 million on the sale and lease-back of our threaded products facility located in Houston, TX.
Sales decreased by $17.2 million, or 15.6%, compared to the prior year first quarter. While the energy, rail and construction markets we serve should continue to be strong throughout 2008, our year-over-year comparative sales levels will continue to be challenged by a return to single-shift volume levels at our pipe coating facility in Birmingham, AL; reduced concrete tie production and sales at our Grand Island, NE and Tucson, AZ plants due to diminished demand by the UPRR; and reductions in sales across various divisions to the DM&E railroad.
Rail Products sales decreased 26.9% to $46.2 million due mainly to decreases in rail distribution, transit products and track panels. While sales of scrap and reroll increased over the prior year period, these increases only partially offset a large decrease in our rail distribution project work. The reduced volume of rail project work was due to several prior year period projects not being replaced with new contracts during the first quarter of 2008 and our decision to limit our use of foreign suppliers. Our Transit Products division sales have decreased due to a critical supplier’s production delays. Our track panel plant in Pueblo, CO has ended its operations due to the loss of its contract with its main customer. Reductions in the volume of orders for concrete ties had a negative impact at our Grand Island, NE and our Spokane, WA facilities. Offsetting these decreases are sales increases at our Allegheny Rail Products division (ARP) and our Tucson, AZ concrete tie plant. The increases at our ARP facility in Pueblo, CO are due to larger orders from Class 1 railroads while our Tucson, AZ facility increased production over the prior year period due to this facility not producing meaningful quantities until the third quarter of 2007.
Construction products’ sales decreased to $40.0 million, a 3.3% reduction from the prior year period, primarily due to decreased piling sales. The decrease in piling sales was due to a decline in our pipe piling sales as compared to the prior year and, to a lesser extent, customer-related shipping delays. Partially offsetting this was an increase in sales from our Fabricated Products division. Our Tubular products’ sales increased 19.1% to $7.3 million in comparison to the first quarter of 2007. During the first quarter of 2008 our coated pipe facility benefited from residual shipments relating to prior year production.
Our gross profit margin increased 3.9 percentage points to 16.7% compared to last year’s first quarter. Rail products’ profit margin improved 4.7 percentage points to 15.4%. The poor productivity experienced in the 2007 first quarter at our Tucson, AZ concrete tie facility due to concrete mix design and operational issues has largely been corrected. Our ARP division also drove margin improvement due principally to plant process improvements and volume increases. Construction products’ gross profit margin increased to 19.1%, an increase of 2.7 percentage points from the prior year period due to improvement in all areas except for our Fabricated Products division. Our Concrete Buildings division showed improved manufacturing variances, while our Piling division benefitted from improved manufacturing variances and a material costs recovery related to a prior year sale that was previously returned by a customer. Despite the improvement in sales, our Tubular Products segment was negatively impacted due to higher material costs.
Selling and administrative expenses increased 11.5% from the same prior year period due to increases in employee related costs and benefit expenses including salaries. Interest expense decreased 54.6% from the prior year period due principally to reduced borrowings resulting from improved cash flows from operations during 2007. We recognized pre-tax gains of $2.0 million and $1.5 million from the aforementioned receipt of DM&E escrow proceeds and the sale-leaseback of our Houston, TX threaded products facility, respectively. We generated interest income of $0.8 million during the first quarter of 2008 from our investments in short-term, tax free mutual funds. Other income decreased $0.4 million in the first quarter of 2008 compared to the prior year period due to the elimination of dividend income from the DM&E. Income taxes from continuing operations in the first quarter were recorded at approximately 36.1% which is consistent with the prior year period of 35.9%.

Liquidity and Capital Resources
The Company’s capitalization is as follows:

Debt:	March 31,	December 31,
In millions	2008	2007

Term Loan, due May 2011	$18.3	$19.0
Capital Leases and Interim Lease Financing	11.3	12.1
Other (primarily revenue bonds)	3.1	3.1

Total Debt	32.7	34.2

Equity	222.1	213.8

Total Capitalization	$254.8	$248.0

Working capital increased $8.6 million to $209.3 million at March 31, 2008 compared to $200.6 million at December 31, 2007. A $7.6 million decrease in trade accounts receivable was offset by a $13.6 million overall decrease in trade accounts payable. The decrease in trade accounts receivable is attributable to the reduced sales activity during the first quarter of 2008 compared to the prior year quarter. Our Piling division was the primary driver of the change with a trade accounts receivable decrease of $6.8 million and a corresponding trade accounts payable decrease of $10.0 million.
The Company’s liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations.
The following table summarizes the year-to-date impact of these items:

	March 31,
(In millions)	2008	2007

Liquidity needs:
Working capital and other assets and liabilities	($14.2)	($12.7)
Capital expenditures	(2.1)	(1.5)
Scheduled repayments of long-term debt	(0.7)	—
Scheduled repayments of other long-term debt	(0.8)	(0.8)
Cash interest paid	(0.5)	(1.1)

Net liquidity requirements	(18.3)	(16.1)

Liquidity sources:
Internally generated cash flows before interest paid	5.4	6.1
Proceeds from the sale of DM&E investment	2.0	—
Proceeds from asset sales	6.5	—
Credit facility activity	—	11.7
Equity transactions	0.5	0.4

Net liquidity sources	14.4	18.2

Net Change in Cash	($3.9)	$2.1

Capital expenditures were $2.1 million for the first three months of 2008 compared to $1.5 million for the same 2007 period. Spending in the 2008 and 2007 periods were primarily for maintenance capital, productivity improvement spending at our manufacturing facilities and information technology enhancements. We anticipate total capital spending in 2008 will be less than $8.0 million and funded by cash flow from operations.
We routinely review our portfolio of businesses and contemplate potential acquisitions and dispositions from time to time. We continue to assess a number of options for the use of the proceeds received from the sale of our investment in the DM&E including, but not limited to, debt reduction, strategic acquisitions, organic reinvestment in the existing business, share repurchases and other general corporate purposes. We currently have these funds invested in short-term, tax free mutual funds.

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
Prior to February 2007, borrowings under the credit facility bore interest at rates based upon either the base rate or LIBOR plus or minus applicable margins. The base rate was equal to the higher of (a) PNC Bank’s base commercial lending rate or (b) the Federal Funds Rate plus .50%. The base rate spread ranged from a minus 1.00% to a plus 0.50%, and the LIBOR spread ranged from 1.50% to 2.50%. Effective in February 2007, under the third amendment to the credit facility, for borrowings under the revolving credit facility the base rate spread is fixed at minus 1.00% and the LIBOR spread is fixed at plus 1.25%. The term loan base rate spread is fixed at minus 0.75% and the LIBOR spread is fixed at plus 1.50%. Under the credit agreement, we maintain dominion over our cash at all times, as long as excess availability stays over $5.0 million and there is no uncured event of default.
There were no revolving credit facility borrowings at March 31, 2008 and December 31, 2007. At March 31, 2008, remaining available borrowings under this facility were approximately $73.4 million. The outstanding amount of the term loan at March 31, 2008 was approximately $18.3 million of which approximately $15.5 million was classified as noncurrent. Outstanding letters of credit at March 31, 2008 were approximately $4.0 million. The letters of credit have expiration dates ranging from August 2008 to May 2010. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.
The credit agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for consolidated capital expenditures. The credit agreement also includes a minimum net worth covenant and restricts certain investments, indebtedness, and the sale of certain assets. As of March 31, 2008 we were in compliance with all the credit agreement’s covenants.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2007 is included in the “Liquidity and Capital Resources” section of the Company’s 2007 Annual Report filed on Form 10-K. There have been no significant changes to the Company’s contractual obligations relative to the information presented in the Form 10-K. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.
Dakota, Minnesota & Eastern Railroad
During the fourth quarter of 2007, we sold our investment in the Dakota, Minnesota & Eastern Railroad (DM&E). At the time of the closing of this transaction, we fully reserved approximately $2.1 million of the proceeds which were being held in escrow, until the completion of all post-closing transactions, to secure certain of the DM&E’s obligations. This amount was fully reserved due to the uncertainty surrounding the amount of any future payout as well as the timing of such payout.
During the first quarter of 2008, upon completion of the buyer’s working capital audit, the applicable proceeds were released from escrow. We recognized a pre-tax gain of approximately $2.0 million related to the receipt of these proceeds.
For more information regarding the sale of our investment in the DM&E, please see our Management’s Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2007.

Outlook
Our CXT Rail division is dependent on the Union Pacific Railroad (UPRR) for a significant portion of its business. Our agreement with the UPRR provides for the UPRR’s purchase of concrete ties from our Grand Island, NE facility through 2010 and our Tucson, AZ facility through 2012. While the UPRR will continue to purchase concrete ties under this agreement, we believe total concrete ties purchased by the UPRR in 2008 will be approximately 40% fewer than 2007 purchase levels. While we believe that the UPRR purchasing level for concrete ties will improve beyond 2008, we have taken certain steps to mitigate this loss of business by reducing the workforce at both of our facilities and other efficiency efforts including extending the cure times of the concrete ties. In addition, both of these facilities are actively pursuing sales opportunities to other third parties.
Our ARP facilities in Niles, OH and Pueblo, CO have contract renewals currently pending with certain Class 1 railroads which account for a significant portion of this division’s business. If we are unable to successfully renew these contracts, our results of operations and financial position could be negatively impacted.
Certain of our operating groups sold, from time to time, to the DM&E both railroad and construction related materials. As a result of the merger agreement, certain of this business may be provided to the DM&E directly from other suppliers through existing CP relationships. The total amount of revenues associated for the year ended December 31, 2007 was approximately $18.7 million. While these revenues generated lower than typical gross profit margins, the Company may not be able to successfully mitigate the impact of this potential loss of business.
We have made a strategic decision to limit our use of foreign suppliers for our new rail distribution division as we believe that the long-term impact of this decision will deliver positive impacts to our results of operations and financial position. Additionally, there have been more significant increases in the prices of these products from our international suppliers. Due to this decision, the short-term impact will reduce the sales recorded by our rail distribution division and negatively impact our results of operations and financial position.
Our primary customer for track panels produced at our Pueblo, CO facility has not renewed its contract. The total amount of revenues associated with this contract for the year ended December 31, 2007 was approximately $12.0 million. We do not believe that the loss of this contract will have a material, adverse impact on our results of operations or our financial position. We expect that substantially all remaining inventory and plant equipment from this location will be utilized by other operating groups within the Company.
Although backlog is not necessarily indicative of future operating results, total Company backlog from continuing operations at March 31, 2008, was approximately $173.7 million. The following table provides the backlog from continuing operations by business segment:

	Backlog
	March 31,	December 31,	March 31,
(In thousands)	2008	2007	2007

Rail Products	$57,410	$61,597	$105,992
Construction Products	110,215	70,342	75,075
Tubular Products	6,035	6,375	14,715

Total from Continuing Operations	$173,660	$138,314	$195,782

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
During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was a liability of $0.1 million and $0.2 million as of March 31, 2008 and December 31, 2007, respectively. The liability is recorded in “Other Accrued Liabilities.” During the first quarter of 2008, one of these Canadian dollar denominated commitments matured for a realized loss of approximately $0.1 million.
Forward-Looking Statements
Statements relating to the value of the Company’s share of potential future contingent payments related to the DM&E merger agreement with the Canadian Pacific Railway Limited (CP) are forward-looking statements and are subject to numerous contingencies and risk factors. The CP has stated that it may take several years for it to determine whether to construct the PRB expansion.
Our businesses could be affected adversely by significant changes in the price of steel, concrete, and other raw materials or the availability of existing and new piling and rail products. Our operating results may also be affected negatively by adverse weather conditions.
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
A significant portion of our Construction segment net sales and profits were related to the purchase and resale of products procured from Chaparral Steel Company, previously our primary supplier of steel sheet piling and bearing pile. In September 2007, Gerdau Ameristeel Corporation acquired Chaparral. If we are unable to continue to distribute the products of Gerdau Ameristeel Corporation, our results of operations and financial position could be adversely affected. The Company does not believe there will be an effect on our existing relationship.
The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. For a discussion of some of the specific risk factors, that may cause such differences, see the Company’s Form 10-K for the year ended December 31, 2007.
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
PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
See Note 13, “Commitments and Contingent Liabilities”, to the Condensed Consolidated Financial Statements.
Item 1A. RISK FACTORS
There has not been any material change in the risk factors disclosure from that contained in the Company’s 10-K for the year ended December 31, 2007.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
The Exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:
3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2	Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2007.

4.0	Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

4.1	Rights Amendment, dated as of October 24, 2006, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4B to Form 8-K on October 27, 2006.

10.0	Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.

10.0.1	First Amendment to Revolving Credit and Security Agreement dated September 13, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.1 to Form 8-K on September 14, 2005.

10.0.3	Third Amendment to Revolving Credit and Security Agreement dated February 8, 2007, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.3 to Form 8-K on February 9, 2007.

10.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

10.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.

10.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

10.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

10.12.5	Sixth Amendment dated May 9, 2006 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2006.

10.12.6	Seventh Amendment dated April 28, 2008 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.6 to Form 8-K of May 2, 2008.

10.13	Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

10.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2007.

10.14	Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.

10.15	Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, and filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.15.1	Industry Tract Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.16	Lease Agreement dated March 3, 2008 between CCI-B Langfield I, LLC, as Lessor, and Registrant as Lessee, related to Registrant’s threading operation in Harris County, Texas and filed as Exhibit 10.16 to Form 8-K on March 7, 2008.

10.16.1	First Amendment dated April 1, 2008 to lease between CCI-B Langfield I, LLC, as Lessor, and Registrant as Lessee, related to Registrant’s threading operation in Harris County, Texas, filed as Exhibit 10.16.1 to Form 8-K on May 1, 2008.

10.17	Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, and filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2007.

10.19	Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL, dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

10.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 2006.

10.20	Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

^10.21	Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.

^10.21.1	Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.

10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005. **

10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **

10.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 8-K on May 31, 2006. **

10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005. **

10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2005. **

10.46	Leased Vehicle Plan as amended and restated on September 1, 2007, filed as Exhibit 10.46 to Form 10-Q for the quarter ended September 30, 2007. **

10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2005, filed as Exhibit 10.51 to Form 8-K on December 8, 2005. **

*10.53	Directors’ resolution dated March 6, 2008, under which directors’ compensation was established, filed as Exhibit 10.53. **

10.55	Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007. **

10.56	2005 Three Year Incentive Plan, filed as Exhibit 10.56 to Form 8-K on May 31, 2005. **

10.57	2006 Omnibus Incentive Plan, effective May 24, 2006, filed as Exhibit 10.57 to Form 8-K on May 31, 2006. **

10.57.1	2006 Omnibus Plan, as amended and restate March 6, 2008, filed as exhibit 10.57.1 to Form 8-K on March 12, 2008. **

10.58	Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **

10.59	Executive Annual Incentive Compensation Plan, filed as Exhibit 10.59 to Form 8-K on March 12, 2008. **

10.60	Letter agreement on Lee B. Foster II’s retirement, filed as Exhibit 10.59 to Form 8-K on April 22, 2008. **

19	Exhibits marked with an asterisk are filed herewith.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY (Registrant)
Date: May 9, 2008	By:	/s/ David J. Russo
David J. Russo
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer of Registrant)