Form 10-Q
period 2008-06-30
FOSTER L B CO
filed 2008-08-08
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2008

Common Stock, Par Value $.01	10,622,205 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$107,648	$121,097
Accounts and notes receivable:
Trade	73,402	52,856
Other	463	754

	73,865	53,610
Inventories	105,449	102,447
Current deferred tax assets	3,575	3,615
Other current assets	1,509	1,131
Property held for resale	—	2,497

Total Current Assets	292,046	284,397

Property, Plant & Equipment — At Cost	96,468	93,589
Less Accumulated Depreciation	(53,594)	(49,453)

	42,874	44,136

Other Assets:
Goodwill	350	350
Other intangibles — net	44	50
Deferred tax assets	1,426	1,411
Other assets	398	428

Total Other Assets	2,218	2,239

TOTAL ASSETS	$337,138	$330,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,909	$6,191
Accounts payable — trade	65,793	53,489
Accrued payroll and employee benefits	5,584	11,490
Current deferred tax liabilities	3,541	3,541
Other accrued liabilities	7,819	8,841
Current liabilities of discontinued operations	200	200

Total Current Liabilities	88,846	83,752

Long-Term Debt, Term Loan	14,762	16,190

Other Long-Term Debt	10,241	11,866

Deferred Tax Liabilities	1,638	1,638

Other Long-Term Liabilities	5,283	3,500

STOCKHOLDERS’ EQUITY:
Common stock	110	109
Paid-in capital	47,484	45,147
Retained earnings	183,277	169,314
Treasury stock	(13,831)	—
Accumulated other comprehensive loss	(672)	(744)

Total Stockholders’ Equity	216,368	213,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$337,138	$330,772

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net Sales	$129,833	$148,547	$223,274	$259,213
Cost of Goods Sold	107,948	127,309	185,768	223,785

Gross Profit	21,885	21,238	37,506	35,428

Selling and Administrative Expenses	9,959	9,790	19,325	18,191
Interest Expense	488	1,183	1,043	2,405
Gain on Sale of DM&E Investment	—	—	(2,022)	—
Gain on Sale of Property	—	—	(1,486)	—
Interest Income	(586)	(4)	(1,401)	(5)
Other (Income) Expense	(135)	(342)	16	(599)

	9,726	10,627	15,475	19,992

Income From Continuing Operations Before Income Taxes	12,159	10,611	22,031	15,436

Income Tax Expense	4,502	3,762	8,068	5,495

Income From Continuing Operations	7,657	6,849	13,963	9,941

Discontinued Operations:
Loss From Discontinued Operations Before Income Taxes	—	(31)	—	(19)
Income Tax Benefit	—	(12)	—	(8)

Loss From Discontinued Operations	—	(19)	—	(11)

Net Income	$7,657	$6,830	$13,963	$9,930

Basic Earnings Per Share
From continuing operations	$0.70	$0.65	$1.28	$0.94
From discontinued operations	—	—	—	—

Basic Earnings Per Share	$0.70	$0.64	$1.28	$0.94

Diluted Earnings Per Share
From continuing operations	$0.69	$0.63	$1.26	$0.91
From discontinued operations	—	—	—	—

Diluted Earnings Per Share	$0.69	$0.63	$1.26	$0.91

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months
	Ended June 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations	$13,963	$9,941
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Deferred income taxes	4	(57)
Depreciation and amortization	4,408	4,261
Gain on sale of DM&E investment	(2,022)	—
Gain on sale of property, plant and equipment	(1,476)	(6)
Deferred gain amortization on sale-leaseback	(72)	—
Stock-based compensation	55	60
Unrealized gain on derivative mark-to-market	34	—
Excess tax benefit from share-based compensation	(754)	(646)
Change in operating assets and liabilities:
Accounts receivable	(20,255)	(8,735)
Inventories	(3,002)	(4,867)
Other current assets	(378)	(336)
Prepaid income tax	—	1,359
Other noncurrent assets	15	(466)
Accounts payable — trade	12,304	2,457
Accrued payroll and employee benefits	(5,184)	2,596
Other current liabilities	(83)	976
Other liabilities	(446)	(1,943)

Net Cash (Used) Provided by Operating Activities	(2,889)	4,594

Net Cash Used by Discontinued Operations	—	(13)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	6,500	15
Proceeds from sale of DM&E investment	2,022	—
Capital expenditures on property, plant and equipment	(3,134)	(2,774)

Net Cash Provided (Used) by Investing Activities	5,388	(2,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of revolving credit agreement	—	(2,331)
Repayments of long-term debt, term loan	(1,666)	—
Proceeds from other short-term borrowings	—	662
Proceeds from exercise of stock options	464	838
Tax benefit related to stock options exercised	754	646
Acquisition of treasury stock	(13,831)	—
Repayments of other long-term debt	(1,669)	(1,559)

Net Cash Used by Financing Activities	(15,948)	(1,744)

Net (Decrease) Increase in Cash and Cash Equivalents	(13,449)	78

Cash and Cash Equivalents at Beginning of Period	121,097	1,309

Cash and Cash Equivalents at End of Period	$107,648	$1,387

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$996	$2,286

Income Taxes Paid	$9,096	$4,132

The Company financed $0.1 million in certain capital expenditures through short-term borrowings and the execution of capital leases during the first six months of 2007. There were no such expenditures during the first six months of 2008.
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
2. NEW ACCOUNTING PRINCIPLES
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115,” (SFAS 159). SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting principles generally accepted in the United States. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company already records derivative contracts at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). The adoption of SFAS 159 on January 1, 2008 had no impact on the Company as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This standard is effective for fiscal years beginning after December 15, 2008. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Company’s financial position or results of operations when it is adopted on January 1, 2009.
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
Included within cash and cash equivalents are our investments in principally tax-free money market funds with municipal bond issuances as the underlying securities all of which maintain AAA credit ratings. At June 30, 2008, the fair value of these investments was approximately $90,994,000. Also included within cash and cash equivalents are our investments in bank certificates of deposit. At June 30, 2008, the fair value of these investments was approximately $7,537,000. The Company determined the fair values of these investments based on quoted market prices. As prescribed by the SFAS 157 levels listed above, the Company recognized the fair value of its investments as a Level 1 valuation.
At June 30, 2008, the fair value of our derivative liabilities was approximately $60,000 (see note 16). The Company determined the fair values of its derivative financial instrument positions, consisting of foreign currency exchange contracts, based on other observable inputs. As prescribed by the SFAS 157 levels listed above, the Company recognized the fair value of our derivative liabilities as a Level 2 valuation.
4. ACCOUNTS RECEIVABLE
Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 2008 and December 31, 2007 have been reduced by an allowance for doubtful accounts of ($1,065,000) and ($1,504,000), respectively. Bad debt (recovery) expense was ($138,000) and $140,000 for the six-month periods ended June 30, 2008 and 2007, respectively.
5. INVENTORIES
Inventories of the Company at June 30, 2008 and December 31, 2007 are summarized in the following table:

	June 30,	December 31,
(in thousands)	2008	2007

Finished goods	$100,576	$92,962
Work-in-process	4,364	5,121
Raw materials	15,860	16,786

Total inventories at current costs	120,800	114,869
Less:
LIFO reserve	(11,368)	(8,605)
Inventory valuation reserve	(3,983)	(3,817)

	$105,449	$102,447

The majority of the Company’s inventory is generally valued at the lower of last-in, first-out (LIFO) cost or market. Other inventories of the Company are valued at average cost or market, whichever is lower. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end levels and costs.
6. PROPERTY HELD FOR RESALE
In December 2007, the Company entered into a preliminary agreement to sell approximately 63 acres of real estate located in Houston, TX used primarily by the Company’s Tubular Products segment and reclassified these assets as “property held for resale” under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The sales price of the real estate was approximately $6,500,000. This transaction closed on March 3, 2008 and the Company recorded a gain of $1,486,000.

7. SALE-LEASEBACK
On March 3, 2008 pursuant to the sale of property noted in footnote 6, the Company entered into a sale-leaseback transaction, as amended on April 30, 2008, with the purchaser of the Houston, TX real estate for approximately 20 acres of the real estate and certain other assets for a ten year term at a monthly rental rate of $1,000 per acre with annual 3% increases. The April 30, 2008 amendment added approximately 9 acres of real estate on a month to month term basis. The lease is a “net” lease with the Company being responsible for taxes, maintenance, insurance and utilities. The Company will use the leased property for its threaded product operations.
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
Defined Benefit Plans
Net periodic pension costs for both the active plan and frozen plan for the three months and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Service cost	$5	$6	$10	$12
Interest cost	63	55	126	110
Expected return on plan assets	(72)	(65)	(144)	(130)
Prior service cost	2	2	4	4
Transition asset	—	(2)	—	(4)
Recognized net actuarial loss	12	13	25	26

Net periodic benefit cost	$10	$9	$21	$18

The Company expects to contribute $311,200 to the defined benefit plans in 2008. Contributions through June 30, 2008 were $215,900.
Defined Contribution Plans
The Company has a defined contribution plan that covers all non-union hourly and all salaried employees. This plan permits both pretax and after-tax employee contributions. Participants can contribute, subject to statutory limitations, between 1% and 75% of eligible pre-tax pay and between 1% and 100% of eligible after-tax pay.
The Company matches 100% of the first 1% of deferred eligible compensation and up to 50% of the next 6% of deferred eligible compensation, for a total maximum potential match of 4%. The Company may also make discretionary contributions to the Plan.
The expense associated with this plan for the six months ended June 30 was $1,018,000 in 2008 and $1,350,000 in 2007.
The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas. The expense associated with this active plan for the six months ended June 30, 2008 and 2007 was $17,000 and $11,000, respectively.

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
Net sales and income from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Net sales	$—	$—	$—	$—

Loss from discontinued operations	$—	$(31)	$—	$(19)
Income tax benefit	—	(12)	—	(8)

Loss from discontinued operations, net of tax	$—	$(19)	$—	$(11)

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
The Agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated capital expenditures. The Agreement also includes a minimum net worth covenant and restricts investments, indebtedness, and the sale of certain assets. As of June 30, 2008 the Company was in compliance with all the Agreement’s covenants.
At June 30, 2008 there were no outstanding borrowings under the revolving credit facility. Also at June 30, 2008, the Company had $17,381,000 outstanding under the term loan and approximately $86,042,000 in unused borrowing commitment.

11. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except earnings per share)	2008	2007	2008	2007

Numerator:
Numerator for basic and diluted earnings per common share — net income available to common stockholders:
Income from continuing operations	$7,657	$6,849	$13,963	$9,941
Loss from discontinued operations	—	(19)	—	(11)

Net income	$7,657	$6,830	$13,963	$9,930

Denominator:
Weighted average shares	10,900	10,593	10,939	10,574

Denominator for basic earnings per common share	10,900	10,593	10,939	10,574

Effect of dilutive securities:
Employee stock options	137	333	151	338
Other stock compensation plans	3	—	7	—

Dilutive potential common shares	140	333	158	338

Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversions	11,040	10,926	11,097	10,912

Basic earnings (loss) per common share:
Continuing operations	$0.70	$0.65	$1.28	$0.94
Discontinued operations	—	—	—	—

Basic earnings per common share	$0.70	$0.64	$1.28	$0.94

Diluted earnings (loss) per common share:
Continuing operations	$0.69	$0.63	$1.26	$0.91
Discontinued operations	—	—	—	—

Diluted earnings per common share	$0.69	$0.63	$1.26	$0.91

12. STOCK-BASED COMPENSATION
Stock Option Awards
The Company recorded stock compensation expense of $55,000 and $60,000 for the six month periods ended June 30, 2008 and 2007, respectively. The related deferred tax benefits were $22,000 and $23,000, respectively.
At June 30, 2008, there was $74,000 of compensation expense related to nonvested awards which is expected to be recognized over a weighted-average period of 0.7 years. At June 30, 2007, there was $184,000 of compensation expense related to nonvested awards which was expected to be recognized over a weighted-average period of 1.7 years.
There were no stock options granted during the first six months of 2008 or 2007.
At June 30, 2008 and 2007, common stock options outstanding under the plans had option prices ranging from $2.75 to $14.77, with a weighted average exercise price of $5.85 and $5.23 per share, respectively.
The weighted average remaining contractual life of the stock options outstanding at June 30, 2008 and 2007 are 4.1 years and 4.2 years.
Options exercised during the six month periods ended June 30, 2008 and 2007 totaled 99,380 and 80,125 shares, respectively. The weighted average exercise price per share of the options exercised during the six month periods ended June 30, 2008 and 2007 were $4.67 and $4.98, respectively. The total intrinsic value of options exercised during the three month period ended June 30, 2007 was $1,052,000. There were no options exercised during the three month period ended June 30, 2008. The total intrinsic value of options exercised during the six month periods ended June 30, 2008 and 2007 were $3,898,000 and $1,656,000, respectively.
A summary of the option activity as of June 30, 2008 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2008	349,900	$5.52	4.3
Granted	—	—
Canceled	—	—
Exercised	(99,380)	4.67

Outstanding at June 30, 2008	250,520	$5.85	4.1	$6,851,722

Exercisable at June 30, 2008	227,070	$5.40	3.8	$6,312,546

Shares issued as a result of stock option exercises generally are authorized but previously unissued common stock.
Restricted Stock Awards
During the six month periods ended June 30, 2008 and 2007 there were 10,500 and 17,500, respectively, fully vested restricted stock awards granted to the outside directors of the Company. The weighted average fair value per share of these restricted stock awards were $32.61 and $25.10, respectively.
Compensation expense recorded by the Company related to restricted stock awards was approximately $342,000 and $439,000, respectively, for the six months ended June 30, 2008 and 2007.
A summary of the restricted stock awards activity as of June 30, 2008 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Restricted	Fair	Contractual	Fair
	Shares	Value	Term	Value

Outstanding at January 1, 2008	—	$—	—	$—
Granted	10,500	32.61		342,405
Vested	(10,500)	32.61		(342,405)
Canceled	—	—

Outstanding at June 30, 2008	—	$—	—	$—

The 2005 — 2007 Three Year Incentive Plan
The Company granted, pursuant to the 2006 Omnibus Plan, as amended, approximately 11,000 fully-vested shares during the first quarter of 2008 in lieu of a cash payment earned under the Three Year Incentive Plan. These shares are not voluntarily transferable until May 1, 2010. The weighted average fair value of these restricted stock awards was $43.91 per share.

Performance Unit Awards
Under the 2008 – 2010 Three Year Incentive Plan the Company granted, pursuant to the 2006 Omnibus Plan, as amended, approximately 23,000 performance units during the six months ended June 30, 2008. These awards can be earned based upon the Company’s performance relative to performance measures as defined in the plan. These awards are subject to forfeiture, cannot be transferred until March 6, 2012 and will be converted into common stock of the Company based on conversion multiples as defined in the underlying plan. The weighted average fair value of these restricted stock awards was $43.91 per share.
Other Long-term Awards
The Company granted approximately 12,000 nonvested shares during the six month period ended June 30, 2008. The weighted average fair value of these time-vested, forfeitable restricted stock awards was $40.69 at June 30, 2008. These restricted stock awards vest after a four year holding period.
The Company recorded compensation expense of $250,000 for the six month period ending June 30, 2008 relative to the awards granted pursuant to the Performance Unit Awards and the Other Long-term Awards. Shares issued as a result of restricted stock awards generally are authorized but previously unissued common stock.
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
In the second quarter of 2004, a gas company filed a complaint against the Company in Allegheny County, PA, alleging that in 1989 the Company had applied epoxy coating on 25,000 feet of pipe and that, as a result of inadequate surface preparation of the pipe, the coating had blistered and deteriorated. The Company does not believe that the gas company’s alleged problems are the Company’s responsibility. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit. The Company’s insurance carrier has undertaken the defense of this claim.
In November 2005, the City of Clearfield, Utah, filed suit in the Second District Court, Davis County, Utah, against the Utah Department of Transportation, a general contractor, four design engineers and/or consultants, a bonding company and the Company. The City alleged that the design and engineering of an overpass in 2000 had been faulty and that the Company had provided the mechanical stabilized earth wall system for the project. The City alleged that the embankment to the overpass began, in 2001, to fail and slide away from the stabilized earth wall system, resulting in damage in excess of $3,000,000. The Company believes that it has meritorious defenses to these claims, that the Company’s products complied with all applicable specifications and that other factors accounted for any alleged failure. The Company has referred this matter to its insurance carrier, which has undertaken the defense of this claim.
At June 30, 2008 the Company had outstanding letters of credit of approximately $3,958,000.

14. BUSINESS SEGMENTS
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.
The following table illustrates revenues and profits of the Company by segment:

	Three Months Ended,		Six Months Ended,
	June 30, 2008		June 30, 2008
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit

Rail products	$60,843	$5,322	$107,034	$7,878
Construction products	60,039	7,603	100,025	10,511
Tubular products	8,951	1,825	16,215	2,846

Total	$129,833	$14,750	$223,274	$21,235

	Three Months Ended,		Six Months Ended,
	June 30, 2007		June 30, 2007
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit

Rail products	$79,180	$4,418	$142,380	$6,431
Construction products	58,946	5,369	100,311	7,860
Tubular products	10,421	2,366	16,522	3,360

Total	$148,547	$12,153	$259,213	$17,651

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2007.
The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Income for reportable segments	$14,750	$12,153	$21,235	$17,651
Cost of capital for reportable segments	4,956	5,045	9,430	9,917
Interest expense	(488)	(1,183)	(1,043)	(2,405)
Gain on sale of DM&E investment	—	—	2,022	—
Gain on sale of property	—	—	1,486	—
Interest income	586	4	1,401	5
Other income (expense)	135	342	(16)	599
Corporate expense and other unallocated charges	(7,780)	(5,750)	(12,484)	(10,331)

Income from continuing operations before income taxes	$12,159	$10,611	$22,031	$15,436

15. COMPREHENSIVE INCOME
Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Net income	$7,657	$6,830	$13,963	$9,930
Unrealized derivative (losses) gains on cash flow hedges	(4)	(143)	72	(182)

Comprehensive income	$7,653	$6,687	$14,035	$9,748

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
During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was a liability of $60,000 and $172,000 as of June 30, 2008 and December 31, 2007, respectively. The liability is recorded in “Other Accrued Liabilities.” During the first six months of 2008, one of these Canadian dollar denominated commitments matured for a realized loss of approximately $87,000.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
General
L. B. Foster Company is a leading manufacturer, fabricator and distributor of products for rail, construction, utility and energy markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.
Recent Developments
On May 12, 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common shares until June 30, 2010 at which time this authorization will expire. Subsequent to this announcement, the Company repurchased 413,362 shares for approximately $13.8 million at an average price of $33.46.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This standard is effective for fiscal years beginning after December 15, 2008. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Company’s financial position or results of operations when it is adopted on January 1, 2009.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Net Sales:
Rail Products	$60,843	$79,180	$107,034	$142,380
Construction Products	60,039	58,946	100,025	100,311
Tubular Products	8,951	10,421	16,215	16,522

Total Net Sales	$129,833	$148,547	$223,274	$259,213

Gross Profit:
Rail Products	$9,865	$9,261	$16,962	$16,041
Construction Products	12,491	10,025	20,148	16,794
Tubular Products	2,384	2,958	3,911	4,470
Other	(2,855)	(1,006)	(3,515)	(1,877)

Total Gross Profit	21,885	21,238	37,506	35,428

Expenses:
Selling and administrative expenses	9,959	9,790	19,325	18,191
Interest expense	488	1,183	1,043	2,405
Gain on sale of DM&E investment	—	—	(2,022)	—
Gain on sale of property	—	—	(1,486)	—
Interest income	(586)	(4)	(1,401)	(5)
Other (income) expense	(135)	(342)	16	(599)

Total Expenses	9,726	10,627	15,475	19,992

Income from Continuing Operations Before Income Taxes	12,159	10,611	22,031	15,436
Income Tax Expense	4,502	3,762	8,068	5,495

Income from Continuing Operations	7,657	6,849	13,963	9,941

Discontinued Operations:
Loss From Discontinued Operations	—	(31)	—	(19)
Income Tax Benefit	—	(12)	—	(8)

Loss From Discontinued Operations, Net of Tax	—	(19)	—	(11)

Net Income	$7,657	$6,830	$13,963	$9,930

Gross Profit %:
Rail Products	16.2%	11.7%	15.8%	11.3%
Construction Products	20.8%	17.0%	20.1%	16.7%
Tubular Products	26.6%	28.4%	24.1%	27.1%
Total Gross Profit	16.9%	14.3%	16.8%	13.7%

Second Quarter 2008 Results of Operations
Net income for the second quarter of 2008 was $7.7 million ($0.69 per diluted share) on net sales of $129.8 million. Net income compares favorably to the second quarter of 2007 which was $6.8 million ($0.63 per diluted share), while net sales were $148.5 million.
Sales decreased by $18.7 million, or 12.6%, compared to the prior year quarter. Rail products’ sales decreased 23.2% to $60.8 million due primarily to decreased rail distribution sales as well as track panels and concrete ties. The decline in rail distribution in the second quarter of 2008 was caused by softer demand for new rail and our decision to limit our use of foreign rail suppliers. Our track panel plant in Pueblo, CO ended its operations at the beginning of 2008 due to the loss of its contract with its main customer. Reductions in the volume of orders for concrete ties had a negative impact at our Grand Island, NE, and our Spokane, WA facilities. Our Grand Island, NE facility continues to be impacted negatively by the UPRR purchase reductions while our Spokane, WA facility sales volumes have declined due to less new track construction in 2008.
Construction products’ sales remained stable at $60.0 million. Increases in our Concrete Buildings and Fabricated Products divisions were offset by a slight decline in piling sales. The piling decrease was due to a decline in our H-beam and pipe piling sales as compared to the prior year. Increased volumes of flat sheet piling for open cell systems mitigated those reductions. Our Tubular products’ sales decreased 14.1% to $9.0 million in comparison to the second quarter of 2007. Our coated pipe facility in Birmingham, AL operated a second shift in the prior year period to meet customer requirements while we operated only one shift in 2008.
Our gross profit margin increased 2.6 percentage points to 16.9% compared to last year’s second quarter. Rail products’ profit margin improved 4.5 percentage points to 16.2%. Despite the reduction in sales levels, our Rail Products segment was able to expand margins through plant process improvements and increased billing margins. The high labor force turnover experienced in the prior year period at our Tucson, AZ concrete tie facility has stabilized with a resulting increase in productivity. Our Allegheny Rail Products (ARP) division also realized productivity gains with its increased sales volumes. Construction products’ gross profit margin increased to 20.8%, an increase of 3.8 percentage points from the prior year period due to improvement in all areas except for our Concrete Buildings division. Much of this improvement is attributable to the piling sales of engineered solutions as well as the significant price increases in structural steel that have occurred throughout 2008. Our Fabricated Products division showed improved volumes and selling margins while our Concrete Buildings division declined due to product mix and lower billing margins. The reduced absorption of plant expenses, due to not running a second shift at our Birmingham, AL facility, decreased our Tubular Products segment gross profit margin 1.8 percentage points to 26.6%. Lastly, LIFO charges increased $1.7 million in the second quarter of 2008 to $2.5 million negatively impacting our gross profit margin.
Selling and administrative expenses increased 1.7% from the same prior year period due to increases in employee related expenses including salaries and benefits. Interest expense decreased 58.7% from the prior year period due principally to reduced outstanding average borrowings. We generated interest income of $0.6 million during the second quarter of 2008 from our investments in principally short-term, tax free money market funds. Income taxes from continuing operations in the second quarter were recorded at approximately 37.0% compared to 35.5% in the prior year period.
First Six Months of 2008 Results of Operations
Net income for the first six months of 2008 was $14.0 million ($1.26 per diluted share) on net sales of $223.3 million. Net income compares favorably to the first six months of 2007 which was $9.9 million ($0.91 per diluted share), while net sales were $259.2 million.
Net income for the first six months of 2008 included a pre-tax gain of $2.0 million related to the receipt of escrow proceeds from a favorable working capital adjustment pursuant to the sale of our investment in the DM&E railroad. Also included in the first six months of 2008 was a pre-tax gain of $1.5 million on the sale and lease-back of our threaded products facility located in Houston, TX. Excluding these gains, earnings per diluted share from continuing operations were $1.06 and $0.91 for the six month periods ended June 30, 2008 and 2007, respectively.
Sales decreased by $35.9 million, or 13.9%, compared to the prior year period. Rail products sales decreased 24.8% to $107.0 million due primarily to a decrease in rail distribution, with additional reductions in track panels, concrete ties and transit products. Our decision to limit our use of foreign suppliers for our rail distribution products has caused a significant reduction in the current period sales levels. Our track panel plant in Pueblo, CO ended its operations at the beginning of 2008 due to the loss of its contract with its main customer. The aforementioned reductions in the volume of orders for concrete ties had a negative impact at our Grand Island, NE, and our Spokane, WA facilities. Lastly, our Transit Products division sales decreased due to a critical supplier’s production delays in the first quarter of 2008. Partially offsetting these decreases is an increase at our ARP facility in Pueblo, CO, where we manufacture insulated rail joints and assemble rail lubricators, due to orders from Class 1 railroads.

Construction products’ sales remained consistent at approximately $100.0 million compared to the prior year period. Sales increases at our Concrete Buildings and Fabricated Products division’s have been offset by piling sales decreases. Our Tubular products’ sales decreased 2.0% to $16.2 million in comparison to the first six months of 2007. Higher sales in 2007 were due to our coated pipe facility in Birmingham, AL operating two shifts while operating only one shift in the current period. Partially offsetting this decline was the ability of our Threaded Products division to successfully pass raw material cost increases onto its customers.
Our gross profit margin increased to 16.8%, or 3.1 percentage points, compared to the first six months of 2007. Rail products’ profit margin improved 4.5 percentage points to 15.8%. The reduction of inefficiencies at our Tucson, AZ concrete tie facility experienced in the first six months of 2007 due to labor force turnover, concrete mix design and operational issues has driven margin improvement. We achieved margin expansion at our ARP division due to plant process improvements and volume increases. Lastly, our Transit Products division experienced margin expansion through a favorable mix of product sales. These increases more than offset gross profit margin declines associated with corresponding sales volume reductions in track panels and reduced UPRR purchasing levels at our Grand Island, NE tie facility.
Construction products’ gross profit margin increased 3.4 percentage points to 20.1% from the prior year period due to improvement in our Piling division. Our Piling division leveraged lower cost, on-hand inventory while our Fabricated Products divisions’ margin was down slightly due to reduced billing margins. The reduced absorption of plant expenses due to not running a second shift at our Birmingham, AL facility drove the decrease in our Tubular Products segment gross profit margin of 3.0 percentage points to 24.1%.
Selling and administrative expenses increased 6.2% from the same prior year period due to increases in employee related expenses including salaries and benefits. Interest expense decreased 56.6% from the prior year period due principally to reduced borrowings. We recognized pre-tax gains of $2.0 million and $1.5 million from the receipt of DM&E escrow proceeds and the sale-leaseback of our Houston, TX threaded products facility, respectively. We generated interest income of $1.4 million during the first six months of 2008 from our investments in principally short-term, tax free money market funds. Other income decreased $0.6 million in the first six months of 2008 compared to the prior year period due to the elimination of dividend income from the DM&E. Income taxes from continuing operations for the first six months of 2008 were recorded at approximately 36.6% compared with the prior year period of 35.6%.
Liquidity and Capital Resources
The Company’s capitalization is as follows:

	June 30,	December 31,
In millions	2008	2007

Debt:
Term Loan, due May 2011	$17.4	$19.0
Capital Leases and Interim Lease Financing	10.5	12.1
Other (primarily revenue bonds)	3.0	3.1

Total Debt	30.9	34.2

Equity	216.4	213.8

Total Capitalization	$247.3	$248.0

Working capital increased $2.6 million to $203.2 million at June 30, 2008 compared to $200.6 million at December 31, 2007. An increase in trade accounts receivable of $20.5 million was offset by a decrease in cash and cash equivalents of $13.4 million and an increase in trade accounts payable of $12.3 million. The increase in trade accounts receivable was driven by an increase in sales activity in June 2008 compared to December 2007 while activity levels and, to a lesser extent, material costs increases contributed to higher trade accounts payable. The decrease in cash and cash equivalents results from the Company’s treasury stock acquisition plan that began during the second quarter of 2008 resulting in the purchase of approximately $13.8 million in Company stock.
The Company’s liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations.

The following table summarizes the year-to-date impact of these items:

	June 30,
(In millions)	2008	2007

Liquidity needs:
Working capital and other assets and liabilities	$(17.0)	$(9.0)
Treasury stock transactions	(13.8)	—
Capital expenditures	(3.1)	(2.8)
Scheduled repayments of long-term debt	(1.7)	—
Scheduled repayments of other long-term debt	(1.7)	(1.6)
Cash interest paid	(1.0)	(2.3)

Net liquidity requirements	(38.3)	(15.7)

Liquidity sources:
Internally generated cash flows before interest paid	15.1	15.8
Proceeds from the sale of DM&E investment	2.0	—
Proceeds from asset sales	6.5	—
Credit facility activity	—	(2.3)
Equity transactions	1.2	1.5
Other	—	0.7

Net liquidity sources	24.8	15.7

Net Change in Cash	$(13.5)	$—

Capital expenditures were $3.1 million for the first six months of 2008 compared to $2.8 million for the first half of 2007. Spending in 2008 and 2007 was primarily for maintenance capital, productivity improvement spending at our manufacturing facilities and information technology enhancements. We anticipate total capital spending in 2008 will be less than $8.0 million and funded by cash flow from operations.
We routinely review our portfolio of businesses and contemplate potential acquisitions and dispositions from time to time. In addition to the $25.0 million share repurchase program authorized in May 2008, we continue to assess additional options for the use of the proceeds received from the sale of our investment in the DM&E including, but not limited to, debt reduction, strategic acquisitions, organic reinvestment in the existing business and other general corporate purposes. We currently have the majority of these funds invested in short-term, tax free money market funds. Additionally, a portion of these funds were invested in short-term, certificates of deposit.
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
There were no revolving credit facility borrowings at June 30, 2008 and December 31, 2007. At June 30, 2008, remaining available borrowings under this facility were approximately $86.0 million. The outstanding amount of the term loan at June 30, 2008 was approximately $17.4 million of which approximately $14.8 million was classified as noncurrent. Outstanding letters of credit at June 30, 2008 were approximately $4.0 million. The letters of credit have expiration dates ranging from September 2008 to May 2010. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.

The credit agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for consolidated capital expenditures. The credit agreement also includes a minimum net worth covenant and restricts certain investments, indebtedness, and the sale of certain assets. As of June 30, 2008 we were in compliance with all the credit agreement’s covenants.
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
Certain of our operating groups sold, from time to time, to the DM&E both railroad and construction related materials. As a result of the DM&E’s merger agreement with the Canadian Pacific Railway Limited (CP), certain of this business may be provided to the DM&E directly from other suppliers through existing CP relationships. The total amount of revenues associated for the year ended December 31, 2007 was approximately $18.7 million. While these revenues generated lower than typical gross profit margins, the Company may not be able to successfully mitigate the impact of this potential loss of business.
We have made a strategic decision to limit our use of foreign suppliers for our new rail distribution business as we believe that the long-term impact of this decision will deliver positive impacts to our results of operations and financial position. Additionally, there have been more significant increases in the prices of these products from our international suppliers. Due to this decision, the short-term impact will reduce the sales recorded by our Rail Distribution division and negatively impact our results of operations and financial position.

Our primary customer for track panels produced at our Pueblo, CO facility has not renewed its contract. The total amount of revenues associated with this contract for the year ended December 31, 2007 was approximately $12.0 million. We do not believe that the loss of this contract will have a material, adverse impact on our results of operations or our financial position.
Although backlog is not necessarily indicative of future operating results, total Company backlog from continuing operations at June 30, 2008, was approximately $192.2 million. The following table provides the backlog from continuing operations by business segment:

	Backlog
	June 30,	December 31,	June 30,
(In thousands)	2008	2007	2007

Rail Products	$60,605	$61,597	$78,770
Construction Products	121,683	70,342	85,152
Tubular Products	9,915	6,375	15,054

Total from Continuing Operations	$192,203	$138,314	$178,976

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
During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. The fair value of these instruments was a liability of $0.1 million and $0.2 million as of June 30, 2008 and December 31, 2007, respectively. The liability is recorded in “Other Accrued Liabilities.” During the first quarter of 2008, one of these Canadian dollar denominated commitments matured for a realized loss of approximately $0.1 million.
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
Item 4. CONTROLS AND PROCEDURES
a)	L. B. Foster Company (Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

b)	There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
See Note 13, “Commitments and Contingent Liabilities”, to the Condensed Consolidated Financial Statements.
Item 1A. RISK FACTORS
There has not been any material change in the risk factors disclosure from that contained in the Company’s 10-K for the year ended December 31, 2007.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s annual meeting held on May 28, 2008, the following individuals were elected to the Board of Directors:

	Authority	Withheld
Name	Granted	Authority

Lee B. Foster II	9,515,819	751,884
Stan L. Hasselbusch	9,572,364	695,738
Peter McIlroy II	9,652,759	614,943
G. Thomas McKane	9,250,779	1,016,023
Diane B. Owen	9,124,945	1,142,757
William H. Rackoff	9,531,500	736,202
Suzanne B. Rowland	9,653,764	613,938
Also at the Company’s annual meeting held on May 28, 2008, approval was granted for the 2006 Omnibus Incentive Plan, as amended and restated March 6, 2008, and the Executive Annual Incentive Compensation Plan with the following results:

	Authority	Withheld	Abstained
	Granted	Authority	Authority

2006 Omnibus Incentive Plan as amended and restated March 6, 2008	7,780,630	626,241	41,782
Executive Annual Incentive Compensation Plan	7,002,273	1,400,980	45,400
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
The Exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:

3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2	Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2007.

4.0	Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

4.1	Rights Amendment, dated as of October 24, 2006, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4B to Form 8-K on October 27, 2006.

10.0	Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.

10.0.1	First Amendment to Revolving Credit and Security Agreement dated September 13, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.1 to Form 8-K on September 14, 2005.

10.0.3	Third Amendment to Revolving Credit and Security Agreement dated February 8, 2007, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.3 to Form 8-K on February 9, 2007.

10.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

10.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.

10.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

10.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

10.12.5	Sixth Amendment dated May 9, 2006 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2006.

10.12.6	Seventh Amendment dated April 28, 2008 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.6 to Form 8-K of May 2, 2008.

10.13	Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

10.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2007.

10.14	Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.

10.15	Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, and filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.15.1	Industry Tract Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.16	Lease Agreement dated March 3, 2008 between CCI-B Langfield I, LLC, as Lessor, and Registrant as Lessee, related to Registrant’s threading operation in Harris County, Texas and filed as Exhibit 10.16 to Form 8-K on March 7, 2008.

10.16.1	First Amendment dated April 1, 2008 to lease between CCI-B Langfield I, LLC, as Lessor, and Registrant as Lessee, related to Registrant’s threading operation in Harris County, Texas, filed as Exhibit 10.16.1 to Form 8-K on May 1, 2008.

10.17	Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, and filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2007.

10.19	Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL, dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

10.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 2006.

10.20	Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

^10.21	Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.

^10.21.1	Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.

10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005. **

10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **

10.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 8-K on May 31, 2006. **

10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005. **

10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2005. **

10.46	Leased Vehicle Plan as amended and restated on September 1, 2007, filed as Exhibit 10.46 to Form 10-Q for the quarter ended September 30, 2007. **

10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2005, filed as Exhibit 10.51 to Form 8-K on December 8, 2005. **

10.53	Directors’ resolution dated March 6, 2008, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 10-Q for the quarter ended March 31, 2008. **

10.55	Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007. **

10.56	2005 Three Year Incentive Plan, filed as Exhibit 10.56 to Form 8-K on May 31, 2005. **

10.57	2006 Omnibus Incentive Plan, effective May 24, 2006, filed as Exhibit 10.57 to Form 8-K on May 31, 2006. **

10.57.1	2006 Omnibus Plan, as amended and restated March 6, 2008, filed as exhibit 10.57.1 to Form 8-K on March 12, 2008. **

10.58	Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **

10.59	Executive Annual Incentive Compensation Plan, filed as Exhibit 10.59 to Form 8-K on March 12, 2008. **

10.60	Letter agreement on Lee B. Foster II’s retirement, filed as Exhibit 10.59 to Form 8-K on April 22, 2008. **

19	Exhibits marked with an asterisk are filed herewith.

* 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY

(Registrant)

Date: August 8, 2008	By:	/s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial Officer and Treasurer (Duly Authorized Officer of Registrant)