Form 10-Q
period 2008-09-30
FOSTER L B CO
filed 2008-11-10
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2008

Common Stock, Par Value $.01	10,251,258 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$111,755	$121,097
Accounts and notes receivable:
Trade	68,865	52,856
Other	567	754

	69,432	53,610
Inventories	120,336	102,447
Current deferred tax assets	3,553	3,615
Other current assets	1,304	1,131
Property held for resale	—	2,497

Total Current Assets	306,380	284,397

Property, Plant & Equipment — At Cost	96,649	93,589
Less Accumulated Depreciation	(55,288)	(49,453)

	41,361	44,136

Other Assets:
Goodwill	350	350
Other intangibles — net	41	50
Deferred tax assets	1,434	1,411
Other assets	392	428

Total Other Assets	2,217	2,239

TOTAL ASSETS	$349,958	$330,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,833	$6,191
Short-term borrowings	238	—
Accounts payable — trade	76,664	53,489
Accrued payroll and employee benefits	7,269	11,490
Current deferred tax liabilities	3,541	3,541
Other accrued liabilities	7,321	8,841
Current liabilities of discontinued operations	200	200

Total Current Liabilities	101,066	83,752

Long-Term Debt, Term Loan	14,048	16,190

Other Long-Term Debt	9,169	11,866

Deferred Tax Liabilities	1,638	1,638

Other Long-Term Liabilities	5,190	3,500

STOCKHOLDERS’ EQUITY:
Common stock	110	109
Paid-in capital	47,798	45,147
Retained earnings	191,403	169,314
Treasury stock	(19,830)	—
Accumulated other comprehensive loss	(634)	(744)

Total Stockholders’ Equity	218,847	213,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$349,958	$330,772

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net Sales	$145,550	$135,753	$368,824	$394,966
Cost of Goods Sold	122,843	114,759	308,611	338,544

Gross Profit	22,707	20,994	60,213	56,422

Selling and Administrative Expenses	10,092	9,890	29,417	28,081
Interest Expense	500	926	1,543	3,331
Dividend Income	—	(8,719)	—	(9,214)
Gain on Sale of DM&E Investment	—	—	(2,022)	—
Loss (Gain) on Sale of Property	3	13	(1,473)	7
Interest Income	(617)	(15)	(2,018)	(21)
Other Expense / (Income)	45	49	51	(48)

	10,023	2,144	25,498	22,136

Income From Continuing Operations Before Income Taxes	12,684	18,850	34,715	34,286

Income Tax Expense	4,558	4,301	12,626	9,796

Income From Continuing Operations	8,126	14,549	22,089	24,490

Discontinued Operations:
Loss From Discontinued Operations Before Income Taxes	—	(26)	—	(45)
Income Tax Benefit	—	(8)	—	(16)

Loss From Discontinued Operations	—	(18)	—	(29)

Net Income	$8,126	$14,531	$22,089	$24,461

Basic Earnings Per Share
From continuing operations	$0.77	$1.37	$2.04	$2.31
From discontinued operations	—	—	—	—

Basic Earnings Per Share	$0.77	$1.36	$2.04	$2.31

Diluted Earnings Per Share
From continuing operations	$0.76	$1.32	$2.01	$2.24
From discontinued operations	—	—	—	—

Diluted Earnings Per Share	$0.76	$1.32	$2.01	$2.24

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months
	Ended September 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations	$22,089	$24,490
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	39	(61)
Depreciation and amortization	6,699	6,435
Gain on sale of DM&E investment	(2,022)	—
(Gain) loss on sale of property, plant and equipment	(1,473)	7
Deferred gain amortization on sale-leaseback	(125)	—
Stock-based compensation	799	527
Unrealized loss (gain) on derivative mark-to-market	76	(20)
Excess tax benefit from share-based compensation	(877)	(1,025)
Change in operating assets and liabilities:
Accounts receivable	(15,822)	(1,467)
Inventories	(17,889)	6,123
Other current assets	(173)	(84)
Prepaid income tax	—	1,861
Other noncurrent assets	9	(9,226)
Accounts payable — trade	23,175	(1,989)
Accrued payroll and employee benefits	(3,754)	3,774
Other current liabilities	(825)	1,607
Other liabilities	(486)	(1,993)

Net Cash Provided by Operating Activities	9,440	28,959

Net Cash Used by Discontinued Operations	—	(31)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	6,611	15
Proceeds from sale of DM&E investment	2,022	—
Capital expenditures on property, plant and equipment	(4,010)	(3,847)

Net Cash Provided (Used) by Investing Activities	4,623	(3,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) of revolving credit agreement	238	(39,161)
Proceeds from long-term debt, term loan	—	20,000
Repayments of long-term debt, term loan	(2,380)	(476)
Repayments of other short-term borrowings	—	(726)
Proceeds from exercise of stock options	507	1,018
Tax benefit related to stock options exercised	877	1,025
Acquisition of treasury stock	(19,830)	—
Repayments of other long-term debt	(2,817)	(2,339)

Net Cash Used by Financing Activities	(23,405)	(20,659)

Net (Decrease) Increase in Cash and Cash Equivalents	(9,342)	4,437
Cash and Cash Equivalents at Beginning of Period	121,097	1,309

Cash and Cash Equivalents at End of Period	$111,755	$5,746

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$1,456	$3,288

Income Taxes Paid	$13,328	$6,765

The Company financed $0.1 million in certain capital expenditures through short-term borrowings and the execution of capital leases during the first nine months of 2007. There were no such expenditures during the first nine months of 2008.
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
3. FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 on January 1, 2008. The adoption of this standard did not impact our financial position or results of operations, as the Company had previously determined the fair value of these instruments in a manner consistent with the requirements of SFAS 157.
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
Included within cash and cash equivalents are principally our investments in tax-free money market funds with municipal bond issuances as the underlying securities all of which maintain AAA credit ratings. At September 30, 2008, the fair value of these investments was approximately $100,142,000. Also included within cash and cash equivalents are our investments in bank certificates of deposit. At September 30, 2008, the fair value of these investments was approximately $7,595,000. The Company determined the fair values of these investments based on quoted market prices. As prescribed by the SFAS 157 levels listed above, the Company recognized the fair value of its investments as a Level 1 valuation.
4. ACCOUNTS RECEIVABLE
Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at September 30, 2008 and December 31, 2007 have been reduced by an allowance for doubtful accounts of ($1,080,000) and ($1,504,000), respectively. Bad debt (recovery) expense was ($108,000) and $215,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.
5. INVENTORIES
Inventories of the Company at September 30, 2008 and December 31, 2007 are summarized in the following table:

	September 30,	December 31,
(in thousands)	2008	2007

Finished goods	$114,457	$92,962
Work-in-process	6,393	5,121
Raw materials	19,978	16,786

Total inventories at current costs	140,828	114,869
Less:
LIFO reserve	(16,433)	(8,605)
Inventory valuation reserve	(4,059)	(3,817)

	$120,336	$102,447

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
8. RETIREMENT PLANS
The Company has four plans covering all hourly and salaried employees, specifically two defined benefit plans (one active / one frozen) and two defined contribution plans. Employees are eligible to participate under these specific plans based on their employment classification. The Company’s funding to the defined benefit and defined contribution plans is governed by the Employee Retirement Income Security Act of 1974, applicable plan policy and investment guidelines. The Company policy is to contribute at least the minimum funding required by ERISA.
Defined Benefit Plans
Net periodic pension costs for both the active plan and frozen plan for the three months and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2008	2007	2008	2007

Service cost	$5	$6	$15	$18
Interest cost	63	55	189	166
Expected return on plan assets	(72)	(65)	(216)	(194)
Prior service cost	2	2	6	5
Transition asset	—	(2)	—	(5)
Recognized net actuarial loss	13	13	38	38

Net periodic benefit cost	$11	$9	$32	$28

The Company contributed approximately $311,000 to the defined benefit plans in 2008.
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
The expense associated with this plan for the nine months ended September 30 was $1,560,000 in 2008 and $2,235,000 in 2007.
The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas. The expense associated with this plan for the nine months ended September 30, 2008 and 2007 was $25,000 and $29,000, respectively.
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

Net sales and income from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Net sales	$—	$—	$—	$—

Loss from discontinued operations	$—	$(26)	$—	$(45)
Income tax benefit	—	(8)	—	(16)

Loss from discontinued operations, net of tax	$—	$(18)	$—	$(29)

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
The Agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for the consolidated capital expenditures. The Agreement also includes a minimum net worth covenant and restricts investments, indebtedness, and the sale of certain assets. As of September 30, 2008 the Company was in compliance with all the Agreement’s covenants.
At September 30, 2008 there was $238,000 outstanding under the revolving credit facility. Also at September 30, 2008, the Company had $16,667,000 outstanding under the term loan and approximately $85,409,000 in unused borrowing commitment.

11. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except earnings per share)	2008	2007	2008	2007

Numerator:
Numerator for basic and diluted earnings per common share - net income available to common stockholders:
Income from continuing operations	$8,126	$14,549	$22,089	$24,490
Loss from discontinued operations	—	(18)	—	(29)

Net income	$8,126	$14,531	$22,089	$24,461

Denominator:
Weighted average shares	10,561	10,654	10,812	10,601

Denominator for basic earnings per common share	10,561	10,654	10,812	10,601

Effect of dilutive securities:
Employee stock options	132	336	144	340
Other stock compensation plans	2	—	7	—

Dilutive potential common shares	134	336	151	340

Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversions	10,695	10,990	10,963	10,941

Basic earnings (loss) per common share:
Continuing operations	$0.77	$1.37	$2.04	$2.31
Discontinued operations	—	—	—	—

Basic earnings per common share	$0.77	$1.36	$2.04	$2.31

Diluted earnings (loss) per common share:
Continuing operations	$0.76	$1.32	$2.01	$2.24
Discontinued operations	—	—	—	—

Diluted earnings per common share	$0.76	$1.32	$2.01	$2.24

12. STOCK-BASED COMPENSATION
Stock Option Awards
The Company recorded stock compensation expense of $28,000 for the three month periods ended September 30, 2008 and 2007. The related deferred tax benefits were $11,000. The Company recorded stock compensation expense of $82,000 and $88,000 for the nine month periods ended September 30, 2008 and 2007, respectively. The related deferred tax benefits were $33,000 and $34,000, respectively.
At September 30, 2008, there was $46,000 of compensation expense related to nonvested awards which is expected to be recognized over a weighted-average period of 0.5 years. At September 30, 2007, there was $157,000 of compensation expense related to nonvested awards which was expected to be recognized over a weighted-average period of 1.4 years.
There were no stock options granted during the first nine months of 2008 or 2007.
At September 30, 2008 and 2007, common stock options outstanding under the plans had option prices ranging from $2.75 to $14.77, with a weighted average exercise price of $5.92 and $5.21 per share, respectively.
The weighted average remaining contractual life of the stock options outstanding at September 30, 2008 and 2007 are 3.8 years and 3.9 years.

Options exercised during the nine month periods ended September 30, 2008 and 2007 totaled 109,380 and 112,025 shares, respectively. The weighted average exercise price per share of the options exercised during the nine month periods ended September 30, 2008 and 2007 were $4.64 and $5.16, respectively. The total intrinsic value of options exercised during the three month periods ended September 30, 2008 and 2007 were $337,000 and $954,000, respectively. The total intrinsic value of options exercised during the nine month periods ended September 30, 2008 and 2007 were $4,235,000 and $2,610,000, respectively.
A summary of the option activity as of September 30, 2008 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2008	349,900	$5.52	4.3
Granted	—	—
Canceled	—	—
Exercised	(109,380)	4.64

Outstanding at September 30, 2008	240,520	$5.92	3.8	$5,892,740

Exercisable at September 30, 2008	217,070	$5.45	3.6	$5,420,238

Restricted Stock Awards
During the nine month periods ended September 30, 2008 and 2007 there were 10,500 and 17,500, respectively, fully vested restricted stock awards granted to the outside directors of the Company. The weighted average fair value per share of these restricted stock awards were $32.61 and $25.10, respectively.
Compensation expense recorded by the Company related to restricted stock awards was approximately $342,000 and $439,000, respectively, for the nine months ended September 30, 2008 and 2007.
A summary of the restricted stock awards activity as of September 30, 2008 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Restricted	Fair	Contractual	Fair
	Shares	Value	Term	Value

Outstanding at January 1, 2008	—	$—	—	$—
Granted	10,500	32.61		342,405
Vested	(10,500)	32.61		(342,405)
Canceled	—	—

Outstanding at September 30, 2008	—	$—	—	$—

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

Performance Unit Awards
Under the 2008 — 2010 Three Year Incentive Plan the Company granted, pursuant to the 2006 Omnibus Plan, as amended, approximately 23,000 performance units during the nine months ended September 30, 2008. These awards can be earned based upon the Company’s performance relative to performance measures as defined in the plan. These awards are subject to forfeiture, cannot be transferred until March 6, 2012 and will be converted into common stock of the Company based on conversion multiples as defined in the underlying plan. The weighted average fair value of these restricted stock awards was $43.91 per share.
Other Long-term Awards
The Company granted approximately 12,000 nonvested shares during the nine month period ended September 30, 2008. The weighted average fair value of these time-vested, forfeitable restricted stock awards was $40.69. These restricted stock awards vest after a four year holding period.
The Company recorded compensation expense of $375,000 for the nine month period ending September 30, 2008 relative to the awards granted pursuant to the Performance Unit Awards and the Other Long-term Awards.
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
In the second quarter of 2004, a gas company filed a complaint against the Company in Allegheny County, PA, alleging that in 1989 the Company had applied epoxy coating on 25,000 feet of pipe and that, as a result of inadequate surface preparation of the pipe, the coating had blistered and deteriorated. The Company does not believe that the gas company’s alleged problems are the Company’s responsibility. Although no assurances can be given, the Company believes that it has meritorious defenses to such claims and will vigorously defend against such a suit. The Company’s insurance carrier, although it reserved its right to deny coverage, has undertaken the defense of this claim.
In November 2005, the City of Clearfield, Utah, filed suit in the Second District Court, Davis County, Utah, against the Utah Department of Transportation, a general contractor, four design engineers and/or consultants, a bonding company and the Company. The City alleged that the design and engineering of an overpass in 2000 had been faulty and that the Company had provided the mechanical stabilized earth wall system for the project. The City alleged that the embankment to the overpass began, in 2001, to fail and slide away from the stabilized earth wall system, resulting in damage in excess of $3,000,000. The Company believes that it has meritorious defenses to these claims, that the Company’s products complied with all applicable specifications and that other factors accounted for any alleged failure. The Company has referred this matter to its insurance carrier, which, although it reserved its right to deny coverage, has undertaken the defense of this claim.
At September 30, 2008 the Company had outstanding letters of credit of approximately $4,353,000.

14. BUSINESS SEGMENTS
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.
The following table illustrates revenues and profits of the Company by segment:

	Three Months Ended,		Nine Months Ended,
	September 30, 2008		September 30, 2008
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit

Rail products	$65,646	$5,642	$172,680	$13,520
Construction products	69,769	9,601	169,794	20,112
Tubular products	10,135	2,297	26,350	5,143

Total	$145,550	$17,540	$368,824	$38,775

	Three Months Ended,		Nine Months Ended,
	September 30, 2007		September 30, 2007
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit

Rail products	$61,452	$3,485	$203,832	$9,916
Construction products	62,270	5,696	162,581	13,556
Tubular products	12,031	2,883	28,553	6,243

Total	$135,753	$12,064	$394,966	$29,715

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2007.
The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Income for reportable segments	$17,540	$12,064	$38,775	$29,715
Cost of capital for reportable segments	5,004	4,709	14,434	14,626
Interest expense	(500)	(926)	(1,543)	(3,331)
Dividend income	—	8,719	—	9,214
Gain on sale of DM&E investment	—	—	2,022	—
(Loss) gain on sale of property	(3)	(13)	1,473	(7)
Interest income	617	15	2,018	21
Other (expense) / income	(45)	(49)	(51)	48
LIFO expense	(5,065)	(574)	(7,828)	(1,675)
Corporate expense and other unallocated charges	(4,864)	(5,095)	(14,585)	(14,325)

Income from continuing operations before income taxes	$12,684	$18,850	$34,715	$34,286

15. COMPREHENSIVE INCOME
Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Net income	$8,126	$14,531	$22,089	$24,461
Unrealized derivative gains (losses) on cash flow hedges	34	(14)	110	(196)

Comprehensive income	$8,160	$14,517	$22,199	$24,265

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
During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. All of these contracts have been settled as of September 30, 2008. The fair value of these instruments was a liability of $172,000 as of December 31, 2007. The liability was recorded in “Other Accrued Liabilities.” During the first nine months of 2008, two of these Canadian dollar denominated commitments matured for a realized loss of approximately $129,000.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
General
L. B. Foster Company is a leading manufacturer, fabricator and distributor of products for rail, construction, utility and energy markets. The Company is comprised of three business segments: Rail Products, Construction Products and Tubular Products.
Recent Developments
From July 2008 until October 2008, the cost of scrap steel has declined by more than 80%. This steep decline in the cost of scrap has already had an impact on the selling price of various products in the Construction industry, including H-beams, which we distribute. While we believe that the demand for many products that have few manufacturers in North America that the Company distributes will decline more slowly than commodity based products like beams, they will nonetheless reflect price decreases in the future. This could have a negative impact on the dollar value of our sales and margins in upcoming periods.
On October 8, 2008 the Company, as part of this share repurchase program, entered into an agreement with a shareholder of the Company to purchase 224,400 shares of the Company’s common stock held by the shareholder for approximately $4.9 million, including brokerage commissions. This agreement was settled on October 14, 2008. Upon the settlement of this agreement, the Company had approximately $0.2 million remaining in the amount available under the $25.0 million share repurchase program authorized in May 2008. On October 28, 2008, the Board of Directors authorized the repurchase of up to an additional $15.0 million of the Company’s common shares until December 31, 2010 at which time this authorization will expire. There have been no purchases made under this plan. For additional information regarding the Company’s share repurchase program, refer to Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” on page 23.
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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net Sales:
Rail Products	$65,646	$61,452	$172,680	$203,832
Construction Products	69,769	62,270	169,794	162,581
Tubular Products	10,135	12,031	26,350	28,553

Total Net Sales	$145,550	$135,753	$368,824	$394,966

Gross Profit:
Rail Products	$10,232	$7,920	$27,194	$23,961
Construction Products	15,109	10,452	35,257	27,246
Tubular Products	2,908	3,510	6,819	7,980
LIFO Expense	(5,065)	(574)	(7,828)	(1,675)
Other	(477)	(314)	(1,229)	(1,090)

Total Gross Profit	22,707	20,994	60,213	56,422

Expenses:
Selling and administrative expenses	10,092	9,890	29,417	28,081
Interest expense	500	926	1,543	3,331
Dividend income	—	(8,719)	—	(9,214)
Gain on sale of DM&E investment	—	—	(2,022)	—
Loss (gain) on sale of property	3	13	(1,473)	7
Interest income	(617)	(15)	(2,018)	(21)
Other expense / (income)	45	49	51	(48)

Total Expenses	10,023	2,144	25,498	22,136

Income from Continuing Operations Before Income Taxes	12,684	18,850	34,715	34,286
Income Tax Expense	4,558	4,301	12,626	9,796

Income from Continuing Operations	8,126	14,549	22,089	24,490

Discontinued Operations:
Loss From Discontinued Operations	—	(26)	—	(45)
Income Tax Benefit	—	(8)	—	(16)

Loss From Discontinued Operations, Net of Tax	—	(18)	—	(29)

Net Income	$8,126	$14,531	$22,089	$24,461

Gross Profit %:
Rail Products	15.6%	12.9%	15.7%	11.8%
Construction Products	21.7%	16.8%	20.8%	16.8%
Tubular Products	28.7%	29.2%	25.9%	27.9%
Total Gross Profit	15.6%	15.5%	16.3%	14.3%

Third Quarter 2008 Results of Operations
Net income for the third quarter of 2008 was $8.1 million ($0.76 per diluted share) on net sales of $145.6 million. Net income for the third quarter of 2007 was $14.5 million ($1.32 per diluted share) on net sales of $135.8 million. Net income for the prior year period includes $8.5 million of dividend income related to the announcement of the merger agreement between the DM&E and Canadian Pacific Railway Limited. Excluding this incremental dividend income, net income was $7.0 million ($0.64 per diluted share).
Sales increased by $9.8 million, or 7.2%, compared to the prior year quarter. Rail Products’ sales increased 6.8% to $65.6 million due mainly to increased volumes of new rail within our rail distribution division. Rising steel prices also contributed to the increases which helped to offset volume declines throughout the remainder of the segment. Our track panel plant in Pueblo, CO ended its operations at the beginning of 2008 due to the loss of its contract with its main customer. Reduced sales to a Class I railroad have negatively impacted our Allegheny Rail Products (ARP) facility in Pueblo, CO, where we manufacture insulated rail joints and assemble rail lubricators. Our Grand Island, NE and Tucson, AZ facilities continue to be impacted negatively by the UPRR purchase reductions. Reduced sales of concrete turnout ties had a negative sales impact at our Spokane, WA facility.
Construction Products’ sales increased 12.0% to $69.8 million over the third quarter of 2007 due to growth in all segment divisions. Our concrete buildings division sales increased approximately 45.6% due to increased sales volumes and increased pricing due to escalating raw materials prices. Increased steel prices have offset the reduction in sales volumes of our piling products. However, our sales of flat sheet piling for open cell systems have experienced volume increases. Finally, the start of a new bridge project during the current period had a favorable impact in our fabricated bridge products division. Our Tubular Products’ sales decreased by $1.9 million, or 15.8% to $10.1 million in comparison to the third quarter of 2007. New sales associated with our threaded products division’s micropile products have offset reductions at our coated pipe facility in Birmingham, AL. This facility operated a second shift in the prior year period to meet customer requirements while we operated only one shift in 2008.
Our gross profit margin increased to 15.6%, an increase of 0.1 percentage points, compared to last year’s third quarter. Rail Products’ profit margin improved 2.7 percentage points to 15.6%. Our transit products division increased profits due to favorable negotiations with suppliers. Our Grand Island, NE concrete tie plant has experienced margin growth through the production and sale of our new industrial tie. Our ARP division also realized margin expansion through plant process improvements and product mix. These increases were partially offset by margin declines associated with corresponding sales volume reductions in track panels and concrete turnout ties.
Construction Products’ gross profit margin improved 4.9 percentage points to 21.7% from the prior year period due to improvement across the entire division. Much of this improvement is attributable to the sales of piling for engineered solutions of open cell systems as well as the significant price increases in structural steel that have occurred throughout 2008. Our fabricated products and concrete buildings division’s showed improved volumes and selling margins. Tubular Products’ gross profit margin declined to 28.7%, a decrease of 50 basis points, compared to the prior year period. Margin expansion in our threaded products division, resulting from more profitable micropile sales and sales price increases, mitigated the margin decrease from not running a second shift at our Birmingham, AL pipe coating facility. Finally, LIFO charges increased $4.5 million in the third quarter of 2008 to $5.1 million negatively impacting our gross profit margin.
Selling and administrative expenses increased $0.2 million, or 2.0%, from the same prior year period due to increases in employee related costs and advertising expenses. Interest expense decreased 46.0% from the prior year period due principally to reduced outstanding average borrowings. Last year’s sale of our investment in the DM&E railroad eliminated the recurring stream of dividend income, however, the investment income associated with the proceeds from the sale generated $0.6 million of interest income during the third quarter of 2008. Income taxes from continuing operations in the third quarter were recorded at approximately 35.9% compared to 22.8% in the prior year period. The lower tax rate in the prior year period was primarily due to the aforementioned incremental $8.5 million in dividend income as only 30% of this income was taxable.
First Nine Months of 2008 Results of Operations
Net income for the first nine months of 2008 was $22.1 million ($2.01 per diluted share) on net sales of $368.8 million compared to net income for the first nine months of 2007 of $24.5 million ($2.24 per diluted share) on net sales of $395.0 million.
Net income for the first nine months of 2008 includes a pre-tax gain of $2.0 million related to the receipt of escrow proceeds from a favorable working capital adjustment pursuant to the sale of our investment in the DM&E railroad. Also included in the first nine months of 2008 was a pre-tax gain of $1.5 million on the sale and lease-back of our threaded products facility located in Houston, TX. Net income for the first nine months of 2007 includes the aforementioned $8.5 million of previously unrecorded dividend income.
Excluding these gains and dividend income, earnings per diluted share from continuing operations were $1.82 and $1.55 for the nine month periods ended September 30, 2008 and 2007, respectively.
Sales decreased by $26.1 million, or 6.6%, compared to the prior year period. Rail Products sales decreased 15.3% to $172.7 million due to decreases in all divisions within the segment except for ARP. Our decision to limit our use of foreign suppliers for our rail distribution products caused a reduction in the first half of 2008 sales levels. Our track panel plant in Pueblo, CO ended its operations at the beginning of 2008 due to the loss of its contract with its main customer. The aforementioned reductions in the volume of orders for concrete ties had a negative impact at our Grand Island, NE, and Tucson, AZ facilities. Lastly, our transit products division sales decreased due to a decrease in order backlog compared to a year ago. These decreases were partially offset by increased orders from Class 1 railroads for Allegheny Rail Products.
Construction Products’ sales increased 4.4%, or by $7.2 million, compared to the first nine months of 2007. Sales increases at our concrete buildings and fabricated products divisions have more than offset a small piling sales decrease. An increased sales force has fueled sales growth within our fabricated products division. Our Tubular Products’ sales decreased 7.7% to $26.4 million in comparison to the first nine months of 2007. Higher sales in 2007 were due to our coated pipe facility in Birmingham, AL operating two shifts while operating only one shift in the current period. Partially offsetting this decline was our threaded products division sales in the micropile market and its ability to successfully pass raw material cost increases onto its customers.
Our gross profit margin increased to 16.3%, or 2.0 percentage points, compared to the first nine months of 2007 despite the negative impact of LIFO charges increasing $6.2 million to $7.8 million. Rail Products’ profit margin improved 3.9 percentage points to 15.7%. The reduction of inefficiencies at our Tucson, AZ concrete tie facility experienced in the first nine months of 2007 due to labor force turnover, concrete mix design and operational issues has driven margin improvement. We achieved margin expansion at our ARP division due to plant process improvements and volume increases. Lastly, our transit products division increased profits due to favorable negotiations with suppliers. These increases more than offset gross profit margin declines associated with corresponding sales volume reductions in track panels and concrete turnouts.
Construction Products’ gross profit margin increased 4.0 percentage points to 20.8% from the prior year period due to improvement in our piling division. This improvement is attributable to the piling sales of engineered solutions for open cell systems as well as the significant price increases in structural steel that have occurred throughout 2008. Sales volume increases drove margin improvement in our concrete buildings division while our fabricated products divisions margin was down slightly due to increased raw material costs. The reduced absorption of plant expenses due to not running a second shift at our Birmingham, AL facility drove the decrease in our Tubular Products segment gross profit margin of 2.0 percentage points to 25.9%.
Selling and administrative expenses increased 4.8% to $29.4 million from the same prior year period due to increases in employee related costs, including salaries and benefits, and advertising expenses. Interest expense decreased 53.7% from the prior year period due principally to reduced borrowings. Dividend income was eliminated due to the sale of our investment in the DM&E. We generated interest income of $2.0 million during the first nine months of 2008 from our investment of the proceeds from this sale in principally short-term, tax free money market funds. We recognized pre-tax gains of $2.0 million and $1.5 million from the receipt of DM&E escrow proceeds and the sale-leaseback of our Houston, TX threaded products facility, respectively. Income taxes from continuing operations for the first nine months of 2008 were recorded at approximately 36.4% compared with the prior year period of 28.6%.

Liquidity and Capital Resources
The Company’s capitalization is as follows:

Debt:	September 30,	December 31,
In millions	2008	2007

Revolving Credit Facility/Term Loan, due May 2011	$16.9	$19.0
Capital Leases and Interim Lease Financing	9.8	12.1
Other (primarily revenue bonds)	2.6	3.1

Total Debt	29.3	34.2

Equity	218.8	213.8

Total Capitalization	$248.1	$248.0

Working capital increased $4.7 million to $205.3 million at September 30, 2008 compared to $200.6 million at December 31, 2007.
The Company’s liquidity needs arise from seasonal working capital requirements, capital expenditures, acquisitions and debt service obligations.
The following table summarizes the year-to-date impact of these items:

	September 30,
(In millions)	2008	2007

Liquidity needs:
Working capital and other assets and liabilities	$(15.8)	$(1.4)
Common stock purchases	(19.8)	—
Capital expenditures	(4.0)	(3.8)
Scheduled repayments of long-term debt	(2.4)	(0.5)
Scheduled repayments of other long-term debt	(2.8)	(2.3)
Cash interest paid	(1.5)	(3.3)

Net liquidity requirements	(46.3)	(11.3)

Liquidity sources:
Internally generated cash flows before interest paid	26.7	33.6
Proceeds from the sale of DM&E investment	2.0	—
Proceeds from asset sales	6.6	—
Credit facility activity	0.2	(39.2)
Long-term borrowings	—	20.0
Equity transactions	1.4	2.0
Other	0.1	(0.7)

Net liquidity sources	37.0	15.7

Net Change in Cash	$(9.3)	$4.4

Cash provided by operating activities decreased to approximately $9.4 million at September 30, 2008 from $29.0 million at September 30, 2007, a decrease of $19.6 million or 67.4%. The primary reason for the decline in operating cash flow was due to significant increases in accounts receivable and inventory during 2008 as compared to 2007. An increase in sales during the third quarter of 2008 over the prior quarter and an increase in days sales outstanding to 45 days at September 30, 2008 from 40 days at September 30, 2007 contributed to the increase in accounts receivable. Commodity cost increases, primarily within our piling and rail distribution divisions, as well as customer delivery delays drove the 2008 increase in inventory, which was offset by a corresponding increase in accounts payable.
The Company’s cash and cash equivalents also decreased due to the share repurchase program that began in May 2008 resulting in the purchase of approximately $19.8 million in Company common stock as of September 30, 2008.
Capital expenditures were $4.0 million for the first nine months of 2008 compared to $3.8 million for the prior year period. Spending in 2008 and 2007 was primarily for maintenance capital, productivity improvement and equipment spending at our manufacturing facilities and information technology enhancements. We anticipate total capital spending in 2008 will be less than $6.0 million and funded by cash flow from operations.

We routinely review our portfolio of businesses and contemplate potential acquisitions and dispositions from time to time. In addition to the share repurchase programs totalling $40.0 million that were authorized in May 2008 and October 2008, we continue to assess additional options for the use of the proceeds received from the sale of our investment in the DM&E including, but not limited to, debt reduction, strategic acquisitions, organic investment and other general corporate purposes. We currently have the majority of these funds invested in short-term, tax free money market funds. Additionally, a small portion of these funds were invested in short-term, certificates of deposit.
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
There were approximately $0.2 million revolving credit facility borrowings at September 30, 2008 and none at December 31, 2007. At September 30, 2008, remaining available borrowings under this facility were approximately $85.4 million. The outstanding amount of the term loan at September 30, 2008 was approximately $16.7 million of which approximately $14.0 million was classified as noncurrent. Outstanding letters of credit at September 30, 2008 were approximately $4.4 million. The letters of credit have expiration dates ranging from December 2008 to May 2010. Management believes its internal and external sources of funds are adequate to meet anticipated needs for the foreseeable future.
The credit agreement includes financial covenants requiring a minimum level for the fixed charge coverage ratio and a maximum level for consolidated capital expenditures. The credit agreement also includes a minimum net worth covenant and restricts certain investments, indebtedness, and the sale of certain assets. As of September 30, 2008 we were in compliance with all the credit agreement’s covenants.
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
Dakota, Minnesota & Eastern Railroad
During the fourth quarter of 2007, we sold our investment in the Dakota, Minnesota & Eastern Railroad (DM&E). When this transaction closed, we reserved approximately $2.1 million of the proceeds which were held in escrow to secure certain of the DM&E’s obligations. This amount was fully reserved due to the uncertainty surrounding the amount of any future payout as well as the timing of such payout.
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

Outlook
As far as near-term future business activity levels for 2009 are concerned, we have seen recent evidence of both strength and weakness, with more evidence of weakness. At the present time we are unable to determine the extent or the duration of any effects the current credit crisis will have on our results of operations and financial position.
We do, however, enter this period of uncertainty in an extremely strong financial position. As previously noted, as of September 30, 2008, we have approximately $111.8 million in cash and short-term investments, $29.3 million of outstanding debt and a $90.0 million revolving credit facility with approximately $85.4 million of availability expiring in May 2011. We believe this capacity will afford us the flexibility to take advantage of opportunities that we may confront or weather the current economic downturn, if need be, as future circumstances dictate. Our short-term investments are primarily in AAA rated tax-free money market funds all of which are currently guaranteed by the United States Treasury.
Our CXT Rail division is dependent on the Union Pacific Railroad (UPRR) for a significant portion of its business. Our agreement with the UPRR provides for the UPRR’s purchase of concrete ties from our Grand Island, NE facility through 2010 and our Tucson, AZ facility through 2012. We believe total concrete ties purchased by the UPRR in 2008 will be approximately 48% fewer than 2007 purchase levels. We have taken certain steps to mitigate this loss of business by reducing the workforce at both of our facilities and other efficiency efforts including extending the cure times of the concrete ties. In addition, both of these facilities are actively pursuing product sales opportunities to other third parties. We believe that the 2009 UPRR concrete tie purchasing levels will improve.
Our ARP facilities in Niles, OH and Pueblo, CO have contracts with Class 1 railroads that are periodically subject to renewal which account for a significant portion of this division’s business. If we are unable to successfully renew these contracts, our results of operations and financial position could be negatively impacted.
Certain of our operating groups sold, from time to time, to the DM&E both railroad and construction related materials. As a result of the DM&E’s merger agreement with the Canadian Pacific Railway Limited (CP), certain of this business may be provided to the DM&E directly from other suppliers through existing CP relationships. The total amount of revenues associated with the DM&E for the year ended December 31, 2007 was approximately $18.7 million. While these revenues generated lower than typical gross profit margins, the Company may not be able to successfully mitigate the impact of this potential loss of business.
We have made a strategic decision to limit our use of foreign suppliers for our North American rail distribution business as we believe that the long-term impact of this decision will deliver positive impacts to our results of operations and financial position. Additionally, there have been more significant increases in the prices of these products from our international suppliers. Due to this decision, the short-term impact will reduce the sales recorded by our rail distribution division and negatively impact our results of operations and financial position.
Our primary customer for track panels produced at our Pueblo, CO facility has not renewed its contract. The total amount of revenues associated with this contract for the year ended December 31, 2007 was approximately $12.0 million. We do not believe that the loss of this contract will have a material, adverse impact on our results of operations or our financial position.
Although backlog is not necessarily indicative of future operating results, total Company backlog from continuing operations at September 30, 2008, was approximately $178.9 million. The following table provides the backlog from continuing operations by business segment:

	Backlog
	September 30,	December 31,	September 30,
(In thousands)	2008	2007	2007

Rail Products	$72,412	$61,597	$71,631
Construction Products	97,014	70,342	83,219
Tubular Products	9,436	6,375	10,921

Total from Continuing Operations	$178,862	$138,314	$165,771

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
During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. All of these contracts have been settled as of September 30, 2008. The fair value of these instruments was a liability of $0.2 million as of December 31, 2007. The liability was recorded in “Other Accrued Liabilities.” During the first nine months of 2008, two of these Canadian dollar denominated commitments matured for a realized loss of approximately $0.1 million.
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
PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
See Note 13, “Commitments and Contingent Liabilities”, to the Condensed Consolidated Financial Statements.
Item 1A. RISK FACTORS
There has not been any material change in the risk factors disclosure from that contained in the Company’s 10-K for the year ended December 31, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s and affiliated purchaser’s purchases of equity securities for the nine month period ended September 30, 2008 were as follows:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
		Average	Purchased as	that May Yet Be
	Total Number	Price	Part of Publicily	Purchased Under
	Of Shares	Paid per	Announced Plans	the Plans
	Purchased (1)	Share	or Programs	or Programs

May 1, 2008 - May 31, 2008	132,276	$32.52	132,276	$20,691,160
June 1, 2008 - June 30, 2008	281,086	33.83	281,086	11,168,588
July 1, 2008 - July 31, 2008	—	—	—	11,168,588
August 1, 2008 - August 31, 2008	136,079	38.27	136,079	5,953,533
September 1, 2008 - September 30, 2008	20,468	38.24	20,468	5,169,810

Total	569,909	$34.75	569,909	$5,169,810

(1)	On May 12, 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common shares until June 30, 2010 at which time this authorization will expire.
On October 8, 2008 the Company, as part of this share repurchase program, entered into an agreement with a shareholder of the Company to purchase 224,400 shares of the Company’s common stock held by the shareholder for $4,948,020 including brokerage commissions. This agreement was settled on October 14, 2008. Upon the settlement of this agreement, the Company had $221,790 remaining in the amount available under the $25,000,000 share repurchase program authorized in May 2008.

On October 28, 2008, the Board of Directors authorized the repurchase of up to an additional $15.0 million of the Company’s common shares until December 31, 2010 at which time this authorization will expire. There have been no purchases made under this plan.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
The Exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:

3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2	Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2007.

4.0	Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

4.1	Rights Amendment, dated as of October 24, 2006, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4B to Form 8-K on October 27, 2006.

10.0	Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.

10.0.1	First Amendment to Revolving Credit and Security Agreement dated September 13, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.1 to Form 8-K on September 14, 2005.

10.0.3	Third Amendment to Revolving Credit and Security Agreement dated February 8, 2007, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.3 to Form 8-K on February 9, 2007.

10.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

10.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.

10.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

10.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

10.12.5	Sixth Amendment dated May 9, 2006 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2006.

	10.12.6	Seventh Amendment dated April 28, 2008 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.6 to Form 8-K of May 2, 2008.

	10.13	Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

	10.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2007.

	10.14	Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.

	10.15	Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, and filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

	10.15.1	Industry Track Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

	10.16	Lease Agreement dated March 3, 2008 between CCI-B Langfield I, LLC, as Lessor, and Registrant as Lessee, related to Registrant’s threading operation in Harris County, Texas and filed as Exhibit 10.16 to Form 8-K on March 7, 2008.

	10.16.1	First Amendment dated April 1, 2008 to lease between CCI-B Langfield I, LLC, as Lessor, and Registrant as Lessee, related to Registrant’s threading operation in Harris County, Texas, filed as Exhibit 10.16.1 to Form 8-K on May 1, 2008.

	10.17	Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, and filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2007.

	10.19	Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL, dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

	10.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 2006.

	10.20	Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

^	10.21	Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.

^	10.21.1	Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.

	10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

	10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005. **

	10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **

	10.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 8-K on May 31, 2006. **

	10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005. **

	10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2005. **

	10.46	Leased Vehicle Plan as amended and restated on September 1, 2007, filed as Exhibit 10.46 to Form 10-Q for the quarter ended September 30, 2007. **

	10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2005, filed as Exhibit 10.51 to Form 8-K on December 8, 2005. **

*	10.51.1	Amendment to the L.B. Foster Supplemental Executive Retirement Plan, dated October 29, 2008. **

	10.53	Directors’ resolution dated March 6, 2008, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 10-Q for the quarter ended March 31, 2008. **

	10.55	Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007. **

	10.56	2005 Three Year Incentive Plan, filed as Exhibit 10.56 to Form 8-K on May 31, 2005. **

	10.57	2006 Omnibus Incentive Plan, effective May 24, 2006, filed as Exhibit 10.57 to Form 8-K on May 31, 2006. **

	10.57.1	2006 Omnibus Plan, as amended and restated March 6, 2008, filed as exhibit 10.57.1 to Form 8-K on March 12, 2008. **

	10.58	Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **

	10.59	Executive Annual Incentive Compensation Plan, filed as Exhibit 10.59 to Form 8-K on March 12, 2008. **

	10.60	Letter agreement on Lee B. Foster II’s retirement, filed as Exhibit 10.59 to Form 8-K on April 22, 2008. **

	19	Exhibits marked with an asterisk are filed herewith.

*	31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY (Registrant)
Date: November 10, 2008	By:	/s/ David J. Russo
David J. Russo
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer of Registrant)