Form 10-K
period 2008-12-31
FOSTER L B CO
filed 2009-03-13
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $343,236,606.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2009

Common Stock, Par Value $0.01	10,225,855 shares

Documents Incorporated by Reference:

Portions of the Proxy Statement prepared for the 2009 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12 and 14 of Part III.

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

For the construction industry, the Company sells steel sheet piling, H-bearing piling, pipe piling and provides rental sheet piling for foundation requirements. In addition, Foster supplies precast concrete buildings, fabricated structural steel, bridge decking, bridge railing, expansion joints and other products for highway construction and repair.

For tubular markets, the Company supplies pipe coatings for natural gas pipelines and utilities. The Company also produces threaded pipe products for industrial water well and irrigation markets and sells micropiles for construction foundation repair and slope stabilization.

The Company classifies its activities into three business segments: Rail products, Construction products, and Tubular products. Financial information concerning the segments is set forth in Item 8, Note 20. The following table shows for the last three fiscal years the net sales generated by each of the current business segments as a percentage of total net sales.

	Percentage of
	Net Sales
	2008	2007	2006

Rail Products	46%	51%	49%
Construction Products	47%	42%	46%
Tubular Products	7%	7%	5%

	100%	100%	100%

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

MARKETING AND COMPETITION

L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States through a national sales force of 50 people, including outside sales, inside sales, and customer service representatives. The Company maintains 14 sales offices and 15 warehouses, plant and yard facilities located throughout the country. During 2008, approximately 6% of the Company’s total sales were for export.

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

BACKLOG

The dollar amount of firm, unfilled customer orders at December 31, 2008 and 2007 from continuing operations by business segment follows:

	December 31,
	2008	2007
	In thousands

Rail Products	$68,438	$61,597
Construction Products	57,626	70,342
Tubular Products	6,524	6,375

Total from Continuing Operations	$132,588	$138,314

Approximately 3% of the December 31, 2008 backlog is related to projects that will extend beyond 2009.

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

In December 2008, the Company received a Third-Party Complaint, filed in the U.S. District Court for the Western District of Oklahoma, alleging that the Company and others were responsible for certain contamination which migrated to adjacent properties in Payne County, Oklahoma. The Company is alleged to have owned the initially contaminated property pursuant to a 1978 quit claim deed. The Company sold, by quit claim deed, its interests, if any, in this property in 1979. The Company has referred this matter to its insurance carrier and, subject to reservations, the insurance carrier is defending this claim.

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 2008, the Company had 641 employees, of whom 379 are hourly production workers and 262 are salaried employees. Approximately 140 of the hourly paid employees are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

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

Forward looking statements include known and unknown risks and uncertainties. Actual future results may differ greatly from these statements and expectations that we express in this report. We encourage all readers to carefully consider the Risk Factors below and all the information presented in our 2008 Annual Report on Form 10-K and caution you not to rely unduly on any forward looking statements.

The forward looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward looking statement, whether as a result of new information, future developments or otherwise.

Risks and Uncertainties

General Economic Conditions

We could be adversely impacted by prolonged negative changes in economic conditions affecting either our suppliers or customers as well as the capital markets. No assurances can be given that we will be able to successfully mitigate various prolonged uncertainties including materials cost variability, delayed or reduced customer payments and access to available capital resources outside of operations.

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

Customer Reliance

Foster could be adversely affected by changes in the business or financial condition of a customer or customers. No assurances can be given that a significant downturn in the business or financial condition of a customer, or customers, would not impact our results of operations and /or financial condition.

A significant decrease in capital spending by our railroad customers could negatively impact our product revenue. The Company’s CXT Rail operation and Allegheny Rail Products division are dependent on the Union Pacific Railroad (UPRR) for a significant portion of their business. The CXT Rail operation was awarded a long-term contract from the UPRR for the supply of prestressed concrete railroad ties. CXT Rail expanded and modernized its Grand Island, NE plant in 2005, and completed construction of a new facility in Tucson, AZ in 2006 to accommodate the contract’s requirements. UPRR has agreed to purchase minimum annual quantities from the Grand Island, NE facility through December 2010, and the Tucson, AZ facility through December 2012.

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

Supplier Reliance

In our rail and piling distributed products businesses, we rely on one or two suppliers for key products that we sell to our customers. No assurances can be given that a significant downturn in the business of one of these suppliers, a disruption in their manufacturing operations, an unwillingness to continue to sell to us or a disruption in the availability of existing and new piling and rail products would not adversely impact our financial results.

A significant portion of our Construction segment net sales and profits are related to the purchase and resale of piling products. Our primary supplier relationship with Gerdau Ameristeel Corporation remains intact. However, no assurances can be given and if we are unable to continue to distribute the products of Gerdau Ameristeel Corporation, our results of operations and liquidity could be adversely affected.

Raw Material Costs and Availability

Most of Foster’s businesses utilize steel as a significant product component. The steel industry is cyclical and prices as well as availability are subject to international market forces. We also use significant amounts of cement and aggregate in our concrete railroad tie and our precast concrete building businesses. Cement and aggregate prices have been increasing over recent years. This has not yet had a significant impact on the Company. No assurances can be given that our financial results would not be adversely affected if prices or availability of these materials were to change in a significantly unfavorable manner.

Acquisition Growth Strategy

We continue to evaluate acquisition opportunities that have the potential to support and strengthen our business. We can give no assurances that any opportunity will arise or if they do, that they will be consummated or that potential additional financing will be available. In addition, acquisitions involve inherent risks that the acquired business will not perform in accordance with our expectations. We may not be able to achieve the synergies and other benefits we expect from the integration as successfully or rapidly as projected, if at all. Our failure to integrate newly acquired operations could prevent us from realizing our expected rate of return on an acquired business and could have a material or adverse effect on our results of operations and financial condition.

Union Workforce and Labor Relations

Three of the Company’s manufacturing facilities are staffed by employees represented by labor unions. These 135 employees are currently working under two separate collective bargaining agreements.

In October 2007, we negotiated the renewal of the collective bargaining agreement with our Spokane, WA workforce represented by the United Steelworkers Local Number 338. This agreement, covering approximately 110 employees, expires in September 2011.

In March 2008, we negotiated the renewal of the collective bargaining agreement with our Bedford, PA workforce represented by the Shopman’s Local Union Number 527. This agreement, covering approximately 30 employees, expires in March 2011.

Additionally, the existing collective bargaining agreements may not prevent a work stoppage at L. B. Foster’s facilities.

Legal Contingencies

Changes in our expectations of the outcome of certain legal actions could vary materially from our current expectations and adversely affect our financial results and/or financial condition.

DM&E Contingent Payments

As part of the 2007 sale of our investment in the Dakota, Minnesota and Eastern Railroad (DM&E) to the Canadian Pacific Railway Limited (CP), we exchanged our investment in the common stock and warrants for future contingent payments based on (i) construction commencing on the Powder River Basin Expansion Project (PRB) and (ii) certain PRB tonnage thresholds being surpassed. The CP is obligated to pay the DM&E’s former equity holders an aggregate of $350.0 million, plus interest at 5% per annum, if the CP commences construction of the PRB expansion prior to December 31, 2025. Additionally, CP shall cause the equity holders to receive certain payments not to exceed $707.0 million if the CP attains milestones, as set forth in the sales agreement, related to PRB coal tonnage thresholds prior to December 31, 2025.

Our share of any of this construction milestone payment or individual future coal milestone payments, if any such payments are made, prior to expenses and any offsets, is approximately 12 1/4%. No assurances can be given that any of these payments will be made and the CP has stated that it may take several years for it to determine whether to construct the PRB expansion. For more information regarding the sale of our investment in the DM&E, please see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2007.

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

The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company’s business using the properties, are set forth in the following table:

			Business	Lease
Location	Function	Acres	Segment	Expires

Bedford, PA	Bridge component fabricating plant.	10	Construction	Owned
Birmingham, AL	Pipe coating facility.	32	Tubular	2017
Georgetown, MA	Bridge component fabricating plant.	11	Construction	Owned
Grand Island, NE	CXT concrete tie plant.	9	Rail	2010
Hillsboro, TX	Precast concrete facility.	9	Construction	2012
Houston, TX	Casing, upset tubing, threading, heat treating and painting. Yard storage.	20	Tubular, Rail and Construction	2018
Niles, OH	Rail fabrication. Trackwork manufacturing. Yard storage.	35	Rail	Owned
Petersburg, VA	Piling storage facility.	48	Construction	Owned
Pueblo, CO	Rail joint manufacturing and lubricator assembly.	9	Rail	Owned
Spokane, WA	CXT concrete tie plant.	13	Rail	2010
Spokane, WA	Precast concrete facility.	5	Construction	2012
Tucson, AZ	CXT concrete tie plant.	19	Rail	2012

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

In November 2005, the City of Clearfield, Utah, filed suit in the Second District Court, Davis County, Utah, against the Utah Department of Transportation, a general contractor, four design engineers and/or consultants, a bonding company and the Company. The City alleged that the design and engineering of an overpass in 2000 had been faulty and that the Company had provided the mechanical stabilized earth wall system for the project. The City alleged that the embankment to the overpass began, in 2001, to fail and slide away from the stabilized earth wall system, resulting in damage in excess of $3.0 million. The Company believes that it has meritorious defenses to these claims, that the Company’s products complied with all applicable specifications and that other factors accounted for any alleged failure. The Company has referred this matter to its insurance carrier, which, although it reserved its right to deny coverage, has undertaken the defense of this claim.

In December 2008, the Company received a Third-Party Complaint, filed in the US. District Court for the Western District of Oklahoma, alleging that the Company and others were responsible for certain contamination which migrated to adjacent properties in Payne County, Oklahoma. The Company is alleged to have owned the initially contaminated property pursuant to a 1978 quit claim deed. The Company sold, by quit claim deed, its interests, if any, in this property in 1979. The Company has referred this matter to its insurance carrier and, subject to reservations, the insurance carrier is defending this claim.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is set forth below.

Name	Age	Position

Stan L. Hasselbusch	61	President and Chief Executive Officer
Merry L. Brumbaugh	51	Vice President — Tubular Products
Samuel K. Fisher	56	Senior Vice President — Rail
Donald L. Foster	53	Senior Vice President — Construction Products
Kevin R. Haugh	52	Vice President — CXT Concrete Products
John F. Kasel	44	Senior Vice President — Operations and Manufacturing
Brian H. Kelly	49	Vice President — Human Resources
Gregory W. Lippard	40	Vice President — Rail Product Sales
Linda K. Patterson	59	Controller
David J. Russo	50	Senior Vice President, Chief Financial Officer and Treasurer
David R. Sauder	38	Vice President — Global Business Development
David L. Voltz	56	Vice President, General Counsel and Secretary

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

Mr. Donald Foster was elected Senior Vice President — Construction Products in February 2005, after having served as Vice President — Piling Products since November 2004 and General Manager of Piling since September 2004. Prior to joining the Company, Mr. Foster was President of Metalsbridge, a financed supply chain logistics entity. He served U.S. Steel Corporation as an officer from 1999 to 2003. During that time, Mr. Foster functioned as

Vice President International, President of UEC Technologies and President, United States Steel International, Inc. Since joining U.S. Steel Corporation in 1979 he served in a number of general management roles in the distribution and construction markets.

Mr. Haugh was elected Vice President — CXT Concrete Products in March 2008 after joining the organization in February 2008. Prior to joining the Company, Mr. Haugh served as Executive Vice President of CANAC, Inc., a subsidiary of Savage Services, and Senior Vice President of Savage Services from 2001 to 2008. His career also included President of Railserve, Inc. prior to 2001.

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

Mr. Sauder was elected Vice President — Global Business Development upon joining the Company in November 2008. Prior to joining the Company, Mr. Sauder was Director, Global Business Development at Joy Mining Machinery where he was responsible for leading mergers and acquisitions and new business initiatives from December 2007. Prior to that, he was Manager, Business Development for Eaton Corporation from April 2006 to December 2007. He previously held various positions of increasing responsibility at Duquesne Light Company from August 1998 to April 2006 and PNC Bank from February 1993 to August 1998.

Mr. Voltz was elected Vice President, General Counsel and Secretary in December 1987. Mr. Voltz joined the Company in 1981.

Officers are elected annually at the organizational meeting of the Board of Directors following the annual meeting of stockholders.

Code of Ethics

L. B. Foster Company has a legal and ethical conduct policy applicable to all directors and employees, including its Chief Executive Officer, Chief Financial Officer and Controller. This policy is posted on the Company’s website, www.lbfoster.com. The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its policy by posting such information on the Company’s website.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market Information

The Company had 546 common shareholders of record on January 31, 2009. Common stock prices are quoted daily through the NASDAQ Global Select Market quotation service (Symbol FSTR). The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:

	2008		2007
Quarter	High	Low	High	Low

First	$51.57	$36.43	$25.92	$18.21
Second	47.96	31.02	28.68	20.41
Third	39.38	29.61	44.72	29.42
Fourth	34.85	20.46	57.97	38.15

Dividends

No cash dividends were paid on the Company’s Common stock during 2008 and 2007, and the Company has no plan to pay dividends in the foreseeable future. The Company’s ability to pay cash dividends is limited by its revolving credit agreement.

Performance Graph

The following table compares total shareholder returns for the Company over the last five years to the NASDAQ Composite Index and the Company’s Peer Group assuming a $100 investment made on December 31, 2003. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

The Company’s Peer Group is composed of Michael Baker Corp., A.M. Castle & Co., Greenbriar Cos., Inc., Northwest Pipe Co, Texas Industries Inc. and Wabtec Corporation. The Company’s peer group was established by selecting similar companies in the rail, construction and steel industries.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among L.B. Foster Company, The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
L.B. Foster Company	$100.00	$146.46	$228.83	$398.62	$795.85	$481.23

NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47

Peer Group	100.00	158.86	182.36	213.52	235.96	177.01

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities		Number of Securities Remaining
	to be Issued Upon	Weighted-Average	Available for Future Issuance
	Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	( a )	( b )	( c )

Equity compensation plans approved by shareholders	194,700	$5.54	471,627
Equity compensation plans not approved by shareholders	—	—	—

Total	194,700	$5.54	471,627

The Company awarded shares of its common stock to its outside directors on a biannual basis from June 2000 through January 2003 under an arrangement not approved by the Company’s shareholders. A total of 22,984 shares of common stock were so awarded and this program has been terminated. At the Company’s 2003 Annual Shareholders’ Meeting, a new plan was approved by the Company’s shareholders under which outside directors received 2,500 shares of the Company’s common stock at each annual shareholder meeting at which such outside director was elected or re-elected, commencing with the Company’s 2003 Annual Shareholders’ Meeting. Through 2005 there were 30,000 shares issued under this plan. This plan was discontinued on May 24, 2006 when the Company’s shareholders approved the 2006 Omnibus Incentive Plan. Under the 2006 Omnibus Incentive Plan, non-employee directors automatically are awarded 3,500 shares, or a lesser amount determined by the directors, of the Company’s common stock at each annual shareholder meeting at which such non-employee director is elected or re-elected, commencing May 24, 2006. Through December 31, 2008 there were 45,500 fully vested shares issued under the 2006 Omnibus Incentive Plan to non-employee directors. Additionally, pursuant to the 2006 Omnibus Incentive Plan, during 2008 the Company issued to its officers approximately 11,000 fully-vested shares in lieu of a cash payment earned under the Three Year Incentive Plan.

Issuer Purchases of Equity Securities

The Company’s and affiliated purchaser’s purchases of equity securities for the three month period ended December 31, 2008 were as follows:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
		Average	Purchased as	that May Yet Be
	Total Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans
	Purchased(1)	Share	or Programs	or Programs

Nine months ended September 30, 2008	569,909	$34.80	569,909	$5,169,810
October 1, 2008 — October 31, 2008	224,400	22.05	224,400	15,221,790
November 1, 2008 — November 30, 2008	71,223	23.92	71,223	13,518,222
December 1, 2008 — December 31, 2008	—	—	—	—

Total	865,532	$30.60	865,532	$13,518,222

(1)	On May 12, 2008, the Board of Directors authorized the repurchase of up to $25,000,000 of the Company’s common shares until June 30, 2010. On October 28, 2008, the Board of Directors authorized the repurchase of up to an additional $15,000,000 of the Company’s common shares until December 31, 2010 at which time this authorization will expire.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
Income Statement Data	2008(1)	2007(2)	2006(3)	2005(4)(5)	2004(4)(6)
	(All amounts are in thousands, except per share data)

Net sales	$512,592	$508,981	$389,788	$325,990	$271,209

Operating profit	$39,249	$38,980	$17,934	$8,210	$1,780

Income from continuing operations	$27,746	$110,724	$10,715	$4,848	$889
(Loss) income from discontinued operations, net of tax	—	(31)	2,815	586	591

Net income	$27,746	$110,693	$13,530	$5,434	$1,480

Basic earnings per common share:
Continuing operations	$2.60	$10.39	$1.03	$0.48	$0.09
Discontinued operations	—	—	0.27	0.06	0.06

Basic earnings per common share	$2.60	$10.39	$1.30	$0.54	$0.15

Diluted earnings per common share:
Continuing operations	$2.57	$10.09	$0.99	$0.46	$0.09
Discontinued operations	—	—	0.26	0.06	0.06

Diluted earnings per common share	$2.57	$10.09	$1.25	$0.52	$0.14

(1)	2008 includes pre-tax gains of $2,022,000 associated with the receipt of escrow proceeds related to the prior year sale of the Company’s DM&E investment and $1,486,000 from the sale and lease-back of our threaded products facility in Houston, TX.

(2)	2007 includes $8,472,000 in dividend income and a $122,885,000 pre-tax gain due to the announcement and consummation, respectively, of the sale of the Company’s investment in the DM&E.

(3)	2006 includes a $3,005,000 gain from the sale of the Company’s former Geotechnical Division which was classified as discontinued operations.

(4)	2005 — 2004 were restated to reflect the classification of the Company’s former Geotechnical Division as discontinued operations.

(5)	2005 includes a benefit of $450,000 due to the release of a valuation allowance related to the Company’s ability to utilize state net operating losses and other state tax incentives prior to their expiration.

(6)	2004 includes a $493,000 gain from the sale of the Company’s former Newport, KY pipe coating machinery and equipment which had been classified as “held for resale”.

	December 31,
Balance Sheet Data	2008	2007	2006	2005	2004

Total assets	$332,120	$330,772	$235,833	$178,868	$134,095
Working capital	202,264	200,645	90,844	57,009	46,831
Long-term debt	21,734	28,056	54,273	29,276	17,395
Stockholders’ equity	217,562	213,826	98,033	79,989	73,743

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

2008 was a year marked by a significant rapid increase in steel prices for the first seven months of the year followed by a significant and steep decline in steel prices during the last five months of the year. Our results were both favorably and unfavorably impacted by those swings but on the whole, both sales and profits benefitted from this environment in 2008. With a few exceptions at certain divisions, our sales volumes declined compared to 2007, while our average selling prices were much higher. These higher prices were the primary reason for the slight increase in net sales as well as the $12.7 million LIFO charge incurred in 2008.

During 2008, we purchased 865,532 shares of our common stock for approximately $26.5 million pursuant to two separate Board authorizations totaling $40.0 million. We have approximately $13.5 million remaining on the second authorization that expires on December 31, 2010.

From a cash flow perspective, highlights from 2008 are as follows:

•	We generated $24.1 million of cash from operating activities

•	Proceeds from the sale of capital assets exceeded capital expenditures

•	We repurchased $26.5 million of our common stock

•	$6.7 million of debt was repaid

While we expect to be challenged in 2009 by reduced sales volumes, reduced production volumes and a recessionary economic environment, we also expect to be profitable and to generate solid positive cash flow.

Finally, in March 2009, we completed an amendment to our Revolving Credit Agreement which will provide us more flexibility in utilizing our cash to repurchase our common stock, acquire capital assets or enter into joint ventures without violating certain covenants.

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

Rail Products

The Rail products segment is composed of several manufacturing and distribution businesses that provide a variety of products for railroads, transit authorities, industrial companies and mining applications throughout the Americas. Rail products has sales offices throughout the United States and frequently bids on rail projects where it can offer products manufactured by the Company or sourced from numerous suppliers. These products may be provided as a package to rail lines, transit authorities and construction contractors which reduces the customer’s procurement efforts and provides value added, just in time delivery.

The Rail products segment designs and manufactures bonded insulated rail joints and a variety of specialty trackwork, cuts and drills rail and manufactures concrete cross ties and turnout ties. The Company has concrete tie manufacturing facilities in Spokane, WA, Grand Island, NE, and Tucson, AZ. The Company also has two facilities that design, test and fabricate rail products in Atlanta, GA and Niles, OH.

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

The coated pipe unit, located in Birmingham, AL, coats the outer dimension and, to a lesser extent, the inner dimension of pipe primarily for the gas transmission and, to a much lesser extent, oil transmission industries. Coated pipe partners with its primary customer, a pipe manufacturer, to market fusion bonded epoxy coatings, abrasion resistant coatings and internal linings for a wide variety of pipe dimensions for pipeline projects throughout North America.

The threaded products unit, located in Houston, TX, cuts, threads and paints pipe primarily for water well applications for the agriculture industry and municipal water authorities. Threaded products is also in the micro-pile business and threads pipe used in earth and other structural stabilization.

2008 Developments

We entered 2008 anticipating that while the UPRR would continue to purchase concrete ties under our agreement, total 2008 purchases would be reduced as compared to 2007 levels. During 2008 we took certain steps to mitigate this loss of business including reducing the workforce at both facilities, developing a new industrial concrete tie, as well as other efficiency efforts including extending the cure times of our concrete ties. 2008 actual purchases by the UPRR were approximately 30% lower than prior year levels at our Grand Island, NE and Tucson, AZ concrete tie facilities. We anticipate that our 2008 concrete tie sales volumes to the UPRR will continue into 2009 at similar levels.

In December 2007, we entered into a preliminary agreement to sell approximately 63 acres of real estate located in Houston, TX used primarily by our Tubular Products segment with a purchase price of $6.5 million. This transaction closed on March 3, 2008. Pursuant to the agreement, we leased back from the purchaser approximately 20 acres of the real estate for a ten year term at a monthly rental rate of $1,000 per acre with annual 3% increases for our threaded product operations. We recorded a pre-tax gain of approximately $1.5 million upon closing of the sale and recorded a deferred gain of approximately $2.1 million which will be amortized over the life of the lease, 120 months. Currently, we are leasing approximately 25 acres of this real estate.

In March 2008, we recorded a gain of approximately $2.0 million related to the receipt of escrow proceeds from a favorable working capital adjustment pursuant to the sale of our investment in the DM&E railroad. Additionally in March 2008, we negotiated the renewal of the collective bargaining agreement with our Bedford, PA workforce represented by the Shopmen’s Local Union Number 527. This agreement, covering approximately 30 employees, expires in March 2011.

In May 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common shares until June 30, 2010. In October 2008, the Board of Directors authorized the repurchase of up to an additional $15.0 million of the Company’s common shares until December 31, 2010 at which time this authorization will expire. Pursuant to these announcements, the Company purchased 865,532 shares for approximately $26.5 million at an average price of $30.60. For additional information regarding the Company’s share repurchase program, refer to Part II, Item 5 “Issuer Purchases of Equity Securities” on page 13.

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

Asset impairment — The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) in order to determine whether or not an asset is impaired. This statement indicates that if the sum of the future expected cash flows associated with an asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset. The Company believes that the accounting estimate related to an asset impairment is a “critical accounting estimate” as it is highly susceptible to change from period to period and because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years. These assumptions impact the amount of an impairment, which would have an impact on the income statement. There have been no asset impairments recorded as of December 31, 2008.

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

The Company believes that the accounting estimate related to the allowance for bad debts is a “critical accounting estimate” because the underlying assumptions used for the allowance can change from period to period and the allowance could potentially cause a material impact to the income statement. Specific customer circumstances and general economic conditions may vary significantly from management’s assumptions and may impact expected earnings. At December 31, 2008 and 2007, the Company maintained an allowance for bad debts of $2.6 million and $1.5 million, respectively.

Product Liability — The Company maintains a current liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales. For long-term construction projects, a liability is established when the claim is known and quantifiable. The product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims. The Company believes that this is a “critical accounting estimate” because the underlying assumptions used to calculate the liability can change from period to period. At December 31, 2008 and 2007, the product liability was $1.4 million and $1.9 million, respectively.

Slow-Moving Inventory — The Company maintains reserves for slow-moving inventory. These reserves, which are reviewed and adjusted routinely, take into account numerous factors such as quantities-on-hand versus turnover, product knowledge, and physical inventory observations. The Company believes this is a “critical accounting estimate” because the underlying assumptions used in calculating the reserve can change from period to period and could have a material impact on the income statement. At December 31, 2008 and 2007, the reserve for slow-moving inventory was $4.2 million and $3.8 million, respectively.

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

The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the plan’s investment mix and the forecasted rates of return on these types of securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized actuarial gains or losses are amortized in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87). The expected long-term rate of return determined by the Company for 2008 and 2007 was 7.75%. Pension expense increases as the expected long-term rate of return decreases.

The assumed discount rate reflects the current rate at which the pension benefits could effectively be settled. In estimating that rate, SFAS 87 requires that the Company looks to rates of return on high quality, fixed income investments. The Company’s pension liability increases as the discount rate is reduced. Therefore, the decline in the assumed discount rate has the effect of increasing the Company’s pension obligation and future pension expense. The assumed discount rate used by the Company was 6.00% and 6.25% for 2008 and 2007, respectively.

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

See Note 15, “Income Taxes”. The Company’s ability to realize these tax benefits may affect the Company’s reported income tax expense and net income.

New Accounting Pronouncements

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

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” (FSP FAS 157-2). FSP FAS 157-2 delayed the effective date of SFAS 157 (refer to Note 2) for all non-recurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company will adopt the provisions of this standard beginning January 1, 2009.

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

In October 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements,” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP FAS 132R-1). FSP FAS 132R-1 requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP FAS 132R-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets and significant concentrations of risk within plan assets. FSP FAS 132R-1 is effective for fiscal years beginning after December 15, 2009. As FSP FAS 132R-1 only requires enhanced disclosure requirements, this standard will have no impact on the Company’s financial position or results of operations when it is adopted on January 1, 2010.

Results of Operations — Fourth Quarter

	Three Months Ended December 31,
	2008	2007
	Dollars in thousands

Net Sales:
Rail Products	$62,006	$56,802
Construction Products	73,309	49,286
Tubular Products	8,453	7,927

Total Net Sales	$143,768	$114,015

Gross Profit:
Rail Products	$8,621	$8,714
Construction Products	14,112	9,255
Tubular Products	2,339	2,112
LIFO (Expense) Benefit	(4,883)	212
Other	(184)	(332)

Total Gross Profit	20,005	19,961

Expenses:
Selling and Administrative Expenses	11,552	9,322
Interest Expense	452	700
Gain on Sale of DM&E Investment	—	(122,885)
Interest Income	(657)	(1,175)
Other Expense (Income)	94	(226)

Total Expenses (Income)	11,441	(114,264)

Income from Continuing Operations, Before Income Taxes	8,564	134,225
Income Tax Expense	2,907	47,991

Income From Continuing Operations	5,657	86,234
Discontinued Operations:
Loss From Discontinued Operations	—	(2)
Income Tax Expense	—	—

Loss From Discontinued Operations	—	(2)
Net Income	$5,657	$86,232

Gross Profit%:
Rail Products	13.9%	15.3%
Construction Products	19.3%	18.8%
Tubular Products	27.7%	26.6%
Total Gross Profit%	13.9%	17.5%

Fourth Quarter of 2008 vs. Fourth Quarter of 2007

Net income for the fourth quarter of 2008 was $5.7 million ($0.55 per diluted share) on net sales of $143.8 million compared to net income for the prior year period of $86.2 million ($7.79 per diluted share) on net sales of $114.0 million. Net income for the fourth quarter of 2007 includes a pre-tax gain of $122.9 million from the sale of our investment in the DM&E railroad. Excluding this gain, earnings per diluted share were $0.73 during the fourth quarter of 2007.

Sales increased $29.8 million, or 26.1%, compared to the prior year period. Rail Products sales increased 9.2% to $62.0 million due to rail distribution and improved concrete ties sales at our Spokane, WA facility. Our rail distribution business benefitted from both increases in sales volumes as well as a rising steel price environment. Our Spokane, WA plant added an additional production line during the 2008 fourth quarter to accommodate increased concrete tie sales volumes. Additionally, customer requested delivery delays deferred sales from the 2008 third quarter into the current quarter. These increases were offset by reduced sales throughout the remainder of the segment. Our track panel plant in Pueblo, CO ended its operations at the beginning of 2008 due to the loss of its contract with its main customer. Reductions in the volume of orders associated with our contract with the UPRR for concrete ties had a negative impact at our Grand Island, NE, and Tucson, AZ facilities. Lower volumes of concrete turnout ties at our Spokane, WA facility also negatively impacted sales. Lastly, market conditions at our transit products division negatively impacted sales compared to the prior year period.

Construction Products’ sales increased 48.7%, or $24.0 million, compared to the fourth quarter of 2007 driven almost exclusively by piling sales. This improvement is attributable to both rising structural steel prices and the expansion in the market presence of engineered solutions for open cells, of which our flat sheet piling is a main component, throughout North America. Our Tubular Products’ sales increased to $8.5 million, or 6.6%, in comparison to the prior year period. Our coated pipe facility in Birmingham, AL continued to experience solid demand from the energy market it serves. Partially offsetting this increase was our threaded products division experiencing reduced sales orders due to the rising price environment.

Our gross profit margin decreased to 13.9%, a reduction of 3.6 percentage points, compared to the 2007 fourth quarter due, in part, to the negative impact of increased quarterly LIFO charges of approximately $5.1 million. Rail Products’ profit margin decreased 1.4 percentage points to 13.9% largely due to the impact of significant drops in the price of scrap steel. Additionally, gross profit margins were suppressed from reduced sales volumes in track panels, concrete ties, turnout ties and transit products. Our Grand Island, NE concrete tie facility experienced additional margin compression from increased manufacturing variances. These decreases were partially mitigated by margin improvement at our Tucson, AZ facility and at our ARP division. The reduction of inefficiencies at our Tucson, AZ concrete tie facility related to concrete mix design and operational issues has driven margin improvement. Finally, we achieved margin expansion at our ARP division due to improved billing margins and reduced inventory obsolescence.

Construction Products’ gross profit margin increased 0.5 percentage points to 19.3% from the prior year period due to improvement in all divisions, primarily piling. This improvement is attributable to our sales of open cell systems as well as the significant price increases in structural steel that occurred throughout 2008. Improved production efficiencies and reduced obsolescence within our concrete buildings division also contributed to the margin improvement. Our Tubular Products’ gross margins expanded by 110 basis points to 27.7% resulting from increased higher margin micropile sales. Partially offsetting this improvement was our Birmingham, AL facility which suffered margin compression due to escalating material costs.

Selling and administrative expenses increased 23.9% to $11.6 million from the same prior year period due to increased bad debt expense of $1.5 million due principally to one customer as well as increased salaries. Interest expense decreased $0.2 million from the fourth quarter of 2007 due to reduced borrowings and interest rates. We generated $0.5 million less in interest income due to reduced cash invested as well as reduced rates during the current quarter compared to the prior quarter. Income taxes from continuing operations for the fourth quarter of 2008 were recorded at approximately 33.9% compared with the prior year period of 35.8%. The lower rate in the current period quarter was due primarily to an increase in the domestic production activities deduction.

Annual Results of Operations

	Twelve Months Ended			Percent of Total Net Revenues			Percent
	December 31,			Year Ended December 31,			Increase/(Decrease)
	2008	2007	2006	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	Dollars in thousands

Net Sales:
Rail Products	$234,686	$260,634	$189,236	45.8%	51.2%	48.5%	−10.0%	37.7%
Construction Products	243,103	211,867	180,797	47.4	41.6	46.4	14.7	17.2
Tubular Products	34,803	36,480	19,755	6.8	7.2	5.1	−4.6	84.7

Total Net Sales	$512,592	$508,981	$389,788	100.0%	100.0%	100.0%	0.7%	30.6%

	Twelve Months Ended			Gross Profit Percentage			Percent
	December 31,			Year Ended December 31,			Increase/(Decrease)
	2008	2007	2006	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	Dollars in thousands

Gross Profit:
Rail Products	$35,815	$32,675	$20,953	15.3%	12.5%	11.1%	9.6%	55.9%
Construction Products	49,369	36,501	28,925	20.3	17.2	16.0	35.3	26.2
Tubular Products	9,158	10,092	3,920	26.3	27.7	19.8	−9.3	157.4
LIFO Expense	(12,710)	(1,463)	(916)	−2.5	−0.3	−0.2	768.8	59.7
Other	(1,414)	(1,422)	(1,291)	−0.3	−0.3	−0.3	−0.6	10.1

Total Gross Profit	$80,218	$76,383	$51,591	15.6%	15.0%	13.2%	5.0%	48.1%

	Twelve Months Ended			Percent of Total Net Revenues			Percent
	December 31,			Year Ended December 31,			Increase/(Decrease)
	2008	2007	2006	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	Dollars in thousands

Expenses:
Selling and Administrative Expenses	$40,969	$37,403	$33,657	8.0%	7.3%	8.6%	9.5%	11.1%
Interest Expense	1,995	4,031	3,390	0.4	0.8	0.9	−50.5	18.9
Dividend Income	—	(9,214)	(990)	0.0	−1.8	−0.3	−100.0	830.7
Gain on Sale of DM&E Investment	(2,022)	(122,885)	—	−0.4	−24.1	**	**	**
Gain on Sale of Houston, TX property	(1,486)	—	—	−0.3	**	**	**	**
Interest Income	(2,675)	(1,196)	(4)	−0.5	−0.2	0.0	**	**
Other Expense (Income)	158	(267)	(251)	0.0	−0.1	−0.1	−159.2	6.4

Total Expenses (Income)	36,939	(92,128)	35,802	7.2%	−18.1%	9.2%	−140.1%	−357.3%

Income from Continuing Operations, Before Income Taxes	43,279	168,511	15,789	8.4%	33.1%	4.1%	−74.3%	967.3%
Income Tax Expense	15,533	57,787	5,074	3.0	11.4	1.3	−73.1	1038.9

Income From Continuing Operations	27,746	110,724	10,715	5.4	21.8	2.7	−74.9	933.4
Discontinued Operations:
(Loss) Income From Discontinued Operations	—	(47)	3,153	**	0.0	0.8	**	−101.5
Income Tax (Benefit) Expense	—	(16)	338	**	0.0	0.1	**	−104.7

(Loss) Income From Discontinued Operations	—	(31)	2,815	**	0.0	0.7	**	−101.1
Net Income	$27,746	$110,693	$13,530	5.4%	21.7%	3.5%	−74.9%	718.1%

**	Results of calculation are not material for presentation purposes.

The Year 2008 Compared to the Year 2007 — Company Analysis

For the year ended December 31, 2008, net income was $2.57 per diluted share which compares to net income per diluted shared of $10.09 for the prior year period. Included in net income for 2008 are pre-tax gains from the receipt of escrow proceeds related to the sale of our investment in the DM&E Railroad ($2.0 million) and the sale-leaseback of our threaded products facility ($1.5 million). Net income for 2007 includes a $122.9 million pre-tax gain and $8.5 million in dividend income related to the sale of the Company’s investment in the DM&E. Excluding the aforementioned pre-tax gains and previously unrecorded dividend income, net income was $2.36 per diluted share in 2008 compared to $2.28 per diluted share in 2007, an increase of $0.08, or 3.5%, per diluted share.

Selling and administrative expenses increased due to increases in salaries and a bad debt expense of approximately $1.5 million recorded during the fourth quarter of 2008 related to one customer. Interest expense decreased due to reduced outstanding average borrowings during the current period as well as a reduction in the related interest rates. Due to the sale of our investment in the DM&E railroad during the prior year period, dividend income was eliminated throughout 2008. The proceeds from this sale continued to be held in principally short-term, tax free and taxable money market funds which generated interest income during 2008 compared to only the fourth quarter of 2007. We recognized pre-tax gains from the receipt of DM&E escrow proceeds received during 2008 and from the sale-leaseback of our Houston, TX threaded products facility. The 2008 income tax provision from continuing operations was 35.9% compared to 34.3% in 2007. The lower rate in the prior year resulted from the dividends received deduction related to the dividend income recognized at the announcement of the sale of the DM&E.

We have implemented numerous initiatives focused on curbing the growth in selling and administrative expenses including, but not limited to, wage and hiring freezes, elimination of overtime for administrative and plant personnel, mandatory reductions in travel and entertainment and a reduction of approximately $2.5 million in planned capital expenditures. Taking into account these initiatives, the current economic climate will likely lead to decreased net income and earnings per diluted share during 2009.

The Year 2007 Compared to the Year 2006 — Company Analysis

For the year ended December 31, 2007, income from continuing operations was $10.09 per diluted share. Income from continuing operations for the year ended December 31, 2007 included the pre-tax gain of $122.9 million from the sale of our DM&E Railroad investment and $8.5 million of incremental dividend income recognized in the third quarter coincident with the announcement of this sale. Excluding these items, income from continuing operations was approximately $2.28 per diluted share for 2007 compared to $0.99 per diluted share for 2006.

Including the pre-tax gain and dividend income related to the DM&E sale, net income for 2007 was $10.09 per diluted share. Including income from discontinued operations of $0.26 per diluted share, which includes a gain on the sale of the Company’s former Geotechnical division of approximately $3.0 million; net income for 2006 was $1.25 per diluted share.

Selling and administrative expenses increased due to increases in employee related costs and benefit expenses including incentive compensation. Interest expense increased due to increased average borrowings during the first half of the year. We were able to reduce outstanding borrowings during the second half of 2007 as a result of generating strong positive cash flows from operations. At the announcement of the sale of the DM&E railroad, we recognized $8.5 million of previously unrecognized dividend income due from the DM&E. This increase was offset by the loss of $0.2 million in dividend income which would have been recognized during the fourth quarter of 2007. We invested the proceeds received from the sale of the DM&E Railroad in a series of short term, tax-free mutual funds resulting in the receipt of $1.1 million of interest income during the fourth quarter. The 2007 income tax provision from continuing operations was 34.3% compared to 32.1% for 2006. The lower rate in the prior year resulted from a release of valuation allowances.

Results of Operations — Segment Analysis

Rail Products

						Percent
	Twelve Months Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
	Dollars in thousands

Net Sales:
Rail Products	$234,686	$260,634	$189,236	$(25,948)	$71,398	−10.0%	37.7%

Gross Profit:
Rail Products	$35,815	$32,675	$20,953	$3,140	$11,722	9.6%	55.9%

Gross Profit Percentage	15.3%	12.5%	11.1%	2.7%	1.5%	21.7%	13.2%

The Year 2008 Compared to the Year 2007

Rail segment sales decreased primarily from the loss of our main track panel customer in the beginning of 2008 which ultimately led to the closure of our track panel plant in Pueblo, CO. Additionally, the reductions in the volume of orders for concrete ties negatively impacted our facilities in Grand Island, NE and Tucson, AZ. Unfavorable market conditions have lowered our transit products sales while reducing our concrete turnout tie sales, produced in Spokane, WA, compared to the prior year period. Partially offsetting these sales losses were stronger sales from our Spokane, WA concrete tie facility where an increase in orders for cross ties led to the addition of a second production line in the fourth quarter of 2008. Finally, increased orders from Class 1 railroads as well as an increase in steel prices benefited our ARP division.

A combination of the positive effects of changes in product mix offset by the negative effects of drastically decreasing scrap steel prices in the second half of 2008 led to an increase in gross profit margins within our rail distribution division. Increased billing margins and reduced obsolescence and plant inefficiencies coupled with volume increases drove the margin expansion within our ARP division. The reduction of inefficiencies our Tucson, AZ concrete tie plant experienced during 2007 due to labor force turnover, concrete mix design and operational issues led to margin improvement. Partially offsetting this growth was the negative impact of sales volume reductions in track panels and concrete turnout ties.

Due to the recessionary economic environment that has negatively impacted freight railroad car loadings and our expectations that Class 1 railroad capital spending will decline by approximately 5% — 10%, we anticipate Rail Products Segment sales and gross profit to decline in 2009.

The Year 2007 Compared to the Year 2006

Rail segment sales increased primarily as a result of increased revenues from rail distribution, which were driven mainly by new rail project work. Secondly, we produced and sold more concrete ties during 2007 than in the previous year due principally to production at our Tucson, AZ facility. 2006 represented a start-up year for this facility and it produced and sold only minimal ties late in the fourth quarter. Our Grand Island, NE facility was also able to increase tie production in 2007 due to the installation of a fifth production line at the facility. Thirdly, our transit products division had improved sales from a strong backlog entering 2007. SAFETEA-LU, 2005 legislation that authorized funding for transit products, led to increased transit agency spending. Finally, our ARP division benefited from increased sales at both our Pueblo, CO and Niles, OH facilities.

Increased plant efficiencies at our Spokane, WA facility and a full year of production at our Tucson, AZ tie facility contributed to our Rail Products’ gross margin expansion.

Construction Products

						Percent
	Twelve Months Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
	Dollars in thousands

Net Sales:
Construction Products	$243,103	$211,867	$180,797	$31,236	$31,070	14.7%	17.2%

Gross Profit:
Construction Products	$49,369	$36,501	$28,925	$12,868	$7,576	35.3%	26.2%

Gross Profit Percentage	20.3%	17.2%	16.0%	3.1%	1.2%	17.9%	7.7%

The Year 2008 Compared to the Year 2007

All divisions within our Construction Products segment completed 2008 with improved sales over the prior year period led predominately by our piling division. This improvement is attributable to both rising structural steel prices and the successful expansion throughout the North American market of engineered solutions for open cells, of which our flat sheet piling is a main component. These increases more than offset decreases in sales of our H-beam piling, due to reduced supplier production, and in pipe piling. An increase in new orders and the completion of more unit installations during 2008 improved sales in our concrete buildings division. Lastly, an increased sales force in our fabricated products division fueled sales growth during the current period.

The increase in gross profit margin was led by volume related increases within our piling division for open cell systems, reduced less profitable H-beam sales and an overall rising steel price environment during 2008. Construction Products also benefited from improved plant efficiencies within our concrete buildings division.

In addition to the current economic recession, a number of other factors are likely to impact our Construction Products segment sales and gross profit. Negative factors impacting these results include:

•	approximately 46 states currently facing, or are projecting to have, budget deficits,

•	2005 federal legislation, SAFETEA-LU, authorizing transportation construction funding expiring in September 2009, and

•	the heavy civil and public works construction market that we participate in is currently softening nationwide.

These negative impacts could be positively offset, in part, by the American Recovery and Reinvestment Act stimulus bill signed in 2009.

The Year 2007 Compared to the Year 2006

Construction segment sales increased due primarily to piling and concrete buildings sales. Our H-beam and pipe piling products drove the overall increase in piling sales, benefiting from a combination of both price increases and strong customer demand throughout 2007. These increases were partially offset by a decrease in bridge products revenues. Three large bridge jobs were completed during 2006 which had a positive impact on that period’s sales.

Construction products’ gross margin percentage increased as a result of improved performance across all product lines except concrete buildings. Our Spokane, WA facility experienced high employee turnover leading to an inexperienced workforce that contributed to higher unfavorable plant variances at this facility.

Tubular Products

						Percent
	Twelve Months Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
	Dollars in thousands

Net Sales:
Tubular Products	$34,803	$36,480	$19,755	($1,677)	$16,725	−4.6%	84.7%

Gross Profit:
Tubular Products	$9,158	$10,092	$3,920	($934)	$6,172	−9.3%	157.4%

Gross Profit Percentage	26.3%	27.7%	19.8%	−1.4%	7.8%	−4.9%	39.4%

The Year 2008 Compared to the Year 2007

Our Birmingham, AL coated pipe facility had reduced sales compared to the record year experienced in 2007. Partially mitigating this decrease were improved sales by our threaded products division in the micropile market and its ability to successfully pass raw material cost increases onto its customers.

The return to more normal volumes at our coated pipe facility resulted in reduced absorption of plant expenses and led to reduced gross profit compared to the prior year period.

While we believe that the underlying fundamentals in the end markets served by our Tubular Products segment will remain strong in 2009, the negative impact caused by the financial crisis will likely lead to negative pressure on our sales and gross profit.

The Year 2007 Compared to the Year 2006

Tubular segment sales increased due to sales volumes in both our coated pipe and threaded products divisions. The coated pipe division’s sales increased due to a strong energy market leading to the addition of a second shift during a portion of the second quarter and all of the third quarter of 2007 at our Birmingham, AL facility. Our threaded products division has benefited from its entrance into the micropile market and providing limited service to the oil country tubular goods market, both of which have added volume to our Houston, TX facility.

Tubular products’ gross margin percentage increased due to improved billing margins within both divisions and improved volume-related efficiencies within our coated pipe division.

Liquidity and Capital Resources

The following table sets forth L.B. Foster’s capitalization:

	December 31,
	2008	2007
	In millions

Debt:
Term Loan, due May 2011	$16.0	$19.0
Capital Leases and Interim Lease Financing	9.0	12.1
Other (primarily revenue bonds)	2.5	3.1

Total Debt	27.5	34.2

Equity	217.6	213.8

Total Capitalization	$245.1	$248.0

The Company’s need for liquidity relates primarily to seasonal working capital requirements, capital expenditures, common stock repurchases and debt service obligations. We may also use cash to pursue potential strategic acquisitions. The following table summarizes the impact of these items during the past three years:

	December 31,
	2008	2007	2006
	In millions

Liquidity needs:
Working capital and other assets and liabilities	$(6.7)	$2.7	$(27.7)
Common stock purchases	(26.5)	—	—
Capital expenditures	(4.8)	(5.3)	(17.0)
Investment purchases	(1.7)	—	—
Scheduled repayments of long-term debt	(3.1)	(1.0)	—
Other long-term debt scheduled (repayments) proceeds	(3.6)	(3.1)	8.0
Cash interest paid	(1.9)	(4.0)	(3.4)

Net liquidity requirements	(48.3)	(10.7)	(40.1)

Liquidity sources:
Internally generated cash flows before interest paid	32.7	(3.3)	16.5
Proceeds from the sale of DM&E investment	2.0	148.8	—
Proceeds from asset sales	6.6	—	0.1
Credit facility activity	—	(39.2)	18.3
Long-term borrowings	—	20.0	—
Equity transactions	1.0	4.9	3.6
Discontinued operations	—	—	6.7
Other	—	(0.7)	(5.4)

Net liquidity sources	42.3	130.5	39.8

Net Change in Cash	$(6.0)	$119.8	$(0.3)

Cash Flow from Operating Activities

During 2008, cash flows from operations provided $24.1 million, an increase of $28.7 million compared to 2007. Net income and adjustments to net income provided $30.8 million for 2008. Offsetting this amount was cash used by certain operating assets and liabilities of $6.7 million. Higher 2008 fourth quarter sales over the prior comparable period increased accounts receivable while the settlement of the 2005-2007 Three Year Incentive Plan decreased accrued payroll and employee benefits. Partially offsetting these changes was an increase in trade accounts payable due to commodity cost increases.

In 2007, we used $4.6 million in cash flow from continuing operations, an improvement of $10.0 million compared to 2006. Cash flow used by continuing operations for 2007 consisted of net income and adjustments to net income using $7.2 million offset somewhat by net changes in operating assets and liabilities providing $2.6 million. Contributing to these changes were a decrease in other noncurrent assets due to the sale of our DM&E investment, a decrease in accounts receivable and an increase in accrued payroll and employee benefits.

During 2006, we used $14.6 million in cash flow from continuing operations. Cash flow used by continuing operations for 2006 consisted of net income and adjustments to net income providing $13.1 million, offset entirely by net changes in certain operating assets and liabilities using $27.7 million. Contributing to these changes were an increase in both accounts receivable and inventory and an increase in accounts payable.

Cash Flow from Investing Activities

Proceeds of $6.6 million and $2.0 million from the aforementioned threaded products facility and DM&E railroad sales, respectively, led to net cash being provided by 2008 continuing investing activities. Partially reducing these proceeds were our uses of cash for the purchase of available-for-sale equity securities of $1.7 million and capital expenditures of $4.8 million. Spending during 2008 was primarily for maintenance capital, productivity improvement and equipment spending at our manufacturing facilities and information technology enhancements. We have projected our capital expenditures for 2009 to be approximately $5.0 million and focused primarily on maintenance.

During 2007, net cash provided by continuing investing activities of $143.5 million included $148.8 million in proceeds received from the sale of our investment in the DM&E railroad. Capital expenditures consisted of the installation of a fifth line at our Grand Island, NE facility, maintenance capital and additional small amounts of other facilities improvement spending.

In 2006, net cash used by continuing investing activities of $16.9 million included spending primarily for ongoing construction of new facilities in Tucson, AZ and Pueblo, CO. Net cash provided by discontinued investing activities in 2006 related to the sale of substantially all the assets of our Geotechnical division.

Cash Flow from Financing Activities

Purchases of our Common stock under applicable share repurchase programs of $26.5 million was the primary use of cash for financing activities in 2008. Additionally, term loan repayments of $3.1 million and repayments of other long-term debt of $3.6 million contributed to net cash used by financing activities.

Net cash used for financing activities was $19.1 million in 2007. This consisted of a net decrease in long-term debt borrowings of $19.2 million from the full repayment of our revolving credit facility offset, in part, by our new term loan.

During 2006, net cash provided by financing activities was $24.5 million. This consisted primarily of an increase in our revolving credit facility and an increase in capital leases associated with the ongoing construction of our new facilities.

Financial Condition

Cash on hand at December 31, 2008 was $115.1 million while total debt was $27.5 million. Additionally, the Company had $86.4 million of unused credit facility availability giving us a significant amount of liquidity to take advantage of opportunities and/or weather a prolonged economic downturn, if necessary.

Included within cash and cash equivalents are principally our investments in tax-free money market funds with municipal bond issuances as the underlying securities all of which maintain AAA credit ratings and remain guaranteed by the United States Treasury. Additionally included therein are our investments in bank certificates of deposit.

We also have a revolving credit agreement which expires in May 2011 and provides for up to $90.0 million in borrowings to support our working capital and other liquidity requirements. Borrowings under this agreement are secured by substantially all the trade receivables and inventory owned by us, and are limited to 85% of eligible receivables and 60% of eligible inventory. Additionally, the revolving credit agreement provided for a $20.0 million term loan that was immediately applied to pay down existing drawings on the revolving credit facility. If average availability should fall below $10.0 million over a 30-day period, the loans become immediately secured by a lien on the Company’s equipment that is not encumbered by other liens.

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

At December 31, 2008, remaining availability for borrowings under this facility was approximately $86.4 million. The outstanding amount of the term loan at December 31, 2008 was approximately $16.0 million of which approximately $13.3 million was classified as noncurrent. Outstanding letters of credit at December 31, 2008 were approximately $3.6 million. The letters of credit have expiration dates ranging from March 2009 to May 2010.

In March 2009, the Company entered into a fifth amendment to the Agreement which became effective as of December 31, 2008 and changed certain financial covenants included in the Agreement by creating an exclusion standard in the agreement. This standard, which is met by the Company when revolving credit facility borrowings do not exceed $20,000,000 and unused borrowing commitment is at least $50,000,000, allows for certain items, as defined in the amendment, to be excluded in determining the minimum level for the fixed charge coverage ratio. Additionally, the amendment permits the Company to adjust its calculation of earnings before interest and taxes, as defined in the agreement, by any charges and credits related to the Company’s LIFO method of accounting for inventory.

The fifth amendment also includes a revised minimum net worth covenant and a revised maximum level for consolidated capital expenditures. As of December 31, 2008 the Company was in compliance with all of the Agreement’s covenants.

We routinely review our portfolio of businesses and contemplate potential acquisitions and dispositions from time to time. We are currently assessing a number of options for the potential use of the above funds and sources of financing, including, but not limited to, debt reduction, strategic acquisitions, organic reinvestment in the existing business, continued share repurchases and other general corporate purchases.

As far as near-term future business activity levels for 2009 are concerned, we have seen recent evidence of both strength and weakness, with more evidence of weakness. At the present time we are unable to determine the extent or the duration of any additional effects that the current credit and economic crisis will have on our results of operations and financial position.

We do, however, enter this period of uncertainty in an extremely strong financial position. As noted, at the end of 2008, we had approximately $115.1 million in cash and short-term instruments and a $90.0 million revolving credit facility with approximately $86.4 million of availability compared to $27.5 million in long-term obligations. We believe this capacity will afford us the flexibility to take advantage of opportunities that we may confront or weather the current economic downturn, if need be, as future circumstances dictate.

Tabular Disclosure of Contractual Obligations

A summary of the Company’s required payments under financial instruments and other commitments are presented in the following table:

		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years
	(In thousands)

Contractual Cash Obligations
Long-term borrowings(1)	$18,534	$3,009	$13,480	$—	$2,045
Interest on long-term borrowings(1)	685	66	573	—	46
Capital leases(2)	8,977	3,007	4,598	1,372	—
Interest on capital leases(2)	1,083	545	483	55	—
Operating leases	13,910	2,333	4,110	3,265	4,202
Purchase obligations not reflected in the financial statements	20,142	20,142	—	—	—

Total contractual cash obligations	$63,331	$29,102	$23,244	$4,692	$6,293

Other Financial Commitments
Standby letters of credit	$3,557	$2,304	$1,253	$—	$—

(1)	Borrowings of $16.0 million under the amended credit agreement are payable in installments through 2011, with a balloon payment due in 2011. Interest on these borrowings is LIBOR plus 1.50%, currently 1.98%, and is payable monthly. The $2.0 million Massachusetts Industrial Revenue Bond matures in March 2013. Interest on this bond is payable monthly and was calculated using the interest rate at December 31, 2008 of 2.27%. The Citizens Asset Finance Mortgage of $0.5 million is payable in installments through 2011, with a balloon payment due in 2011. Interest on this mortgage is fixed at 7.01% and is payable monthly. The $0.1 million Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan is payable in installments through 2009. Interest on this loan is fixed at 3.75% and is payable monthly.

(2)	Capital lease obligations are payable in installments through 2012 and have interest rates, payable monthly, ranging from 5.58% to 8.55%.

Other long-term liabilities include items such as income taxes which are not contractual obligations by nature. The Company can not estimate the settlement years for these items and has excluded them from the above table.

Management believes its internal and external sources of funds are adequate to meet anticipated needs, including those disclosed above, for the foreseeable future. When considered necessary, management may refinance certain of its sources of external funds, primarily our amended credit agreement.

Off Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the operating leases, purchase obligations and standby letters of credit disclosed in the “Liquidity and Capital Resources” section in the contractual obligations table. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.

Dakota, Minnesota & Eastern Railroad

During the fourth quarter of 2007, we sold our investment in the DM&E. When this transaction closed, we reserved approximately $2.1 million of the proceeds which were held in escrow to secure certain of the DM&E’s obligations. This amount was fully reserved due to the uncertainty surrounding the amount of any future payout as well as the timing of such payout.

During the first quarter of 2008, upon completion of the buyer’s working capital audit, the applicable proceeds were released from escrow pursuant to a favorable working capital adjustment. We recognized a pre-tax gain of approximately $2.0 million related to the receipt of these proceeds.

For more information regarding the sale of our investment in the DM&E, please see our Management’s Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2007.

Outlook

Our businesses and results of operations have recently been impacted by the downturn in the global economy in late 2008 and we expect this trend to continue into 2009. While our visibility regarding 2009 remains unclear, we believe that the current recession, continued credit concerns and questionable stimulus legislation will present challenges to the many end markets to which we sell. As a result of anticipated reduced demand for certain of our products as well as sharply falling commodity prices over the last several months, we expect to battle margin compression for at least the first half of 2009 and we have implemented certain cost reduction measures in January 2009 in anticipation of these concerns. While we expect to be challenged in 2009 by reduced sales volumes, reduced production volumes and a recessionary economic environment, we also expect to be profitable and to generate solid positive cash flow. We believe that when conditions do improve, and we do not know when that might be, the markets we participate in will be some of the first to benefit from such improvement. As previously mentioned, we also enter this period of uncertainty in extremely strong financial position.

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

Our agreement with the UPRR includes their purchasing concrete ties from our Grand Island, NE facility through 2010 and our Tucson, AZ facility through 2012. While the UPRR will continue to purchase concrete ties under this agreement, total concrete ties purchased by the UPRR in 2009 will be reduced by approximately 14% from its 2008 purchase levels. We are currently uncertain when the UPRR purchasing level for concrete ties will improve. We are actively pursuing product sales opportunities to other third parties at both of these locations.

Our ARP facilities in Niles, OH and Pueblo, CO have contracts with Class 1 railroads that are periodically subject to renewal which account for a significant portion of this division’s business. If we are unable to successfully renew these contracts, our results of operations and financial position could be negatively impacted.

We have made a strategic decision to limit our use of foreign suppliers for our North American rail distribution business as we believe that the long-term impact of this decision will deliver positive impacts to our results of operations and financial position. Additionally, there have been more significant increases in the prices of these products from our international suppliers. Due to this decision, the short-term impact may reduce the sales recorded by our rail distribution division and negatively impact our results of operations and financial position.

Certain of our businesses rely heavily on spending authorized by the federal highway and transportation funding bill, SAFETEA-LU, enacted in August 2005. This legislation authorized $286 billion for United States transportation improvement spending and will expire in September 2009. Certain of our businesses, especially our fabricated products group, were hampered with low volumes and margins due to the delay in passing the current legislation. We are not sure how the recently passed American Recovery and Reinvestment Act stimulus bill will impact the reauthorization of successor legislation to SAFETEA-LU.

Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 2008 was approximately $132.6 million. The following table provides the backlog by business segment:

	December 31,
	2008	2007	2006
	In thousands

Backlog:
Rail Products	$68,438	$61,597	$64,113
Construction Products	57,626	70,342	66,145
Tubular Products	6,524	6,375	11,092

Total Backlog	$132,588	$138,314	$141,350

We continue to evaluate the performance of our various operations. A decision to sell, down-size or terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.

Forward-Looking Statements

Statements relating to the value of the Company’s share of potential future contingent payments related to the DM&E merger with the CP are forward-looking statements and are subject to numerous contingencies and risk factors. The CP has stated that it may take several years for it to determine whether to construct the PRB expansion.

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

A significant portion of our Construction segment net sales and profits are related to the purchase and resale of piling products. The Company does not believe there will be an effect on our existing business as our relationship with our primary supplier, Gerdau Ameristeel Corporation, remains intact. However, no assurances can be given and if we are unable to continue to distribute any of the products of Gerdau Ameristeel Corporation, our results of operations and liquidity could be adversely affected.

We caution readers that various factors could cause our actual results to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. For a discussion of some of the specific risk factors that may cause such differences see the disclosures under Market Risks and Form 10-K, Part I, Item 1A.

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

During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. All of these contracts have been settled as of December 31, 2008. The fair value of these instruments was a liability of $0.2 million as of December 31, 2007. The liability was recorded in “Other Accrued Liabilities.” During 2008, two of these Canadian dollar denominated commitments matured for a realized loss of approximately $0.1 million. During 2007, three of these Canadian sell commitments were executed at a loss of $34,000.

In the fourth quarter of 2008, the Company entered into a commitment to buy Euro funds based on the anticipated receipt of Euro funds from the sale of certain rail in the first quarter of 2009. The fair value of this instrument was a liability of $0.1 million and was recorded in “Other Accrued Liabilities” as of December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
L. B. Foster Company

We have audited the accompanying consolidated balance sheets of L. B. Foster Company and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of L. B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania
March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
L. B. Foster Company

We have audited L.B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). L. B. Foster Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, L. B. Foster Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of L. B. Foster Company and Subsidiaries, as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania
March 9, 2009

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
	In thousands

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,074	$121,097
Accounts receivable — net	64,313	53,610
Inventories — net	102,916	102,447
Current deferred tax assets	2,931	3,615
Other current assets	1,221	1,131
Property held for resale	—	2,497

Total Current Assets	286,455	284,397

PROPERTY, PLANT AND EQUIPMENT — NET	39,989	44,136

OTHER ASSETS:
Goodwill	350	350
Other intangibles — net	37	50
Investments	2,856	—
Deferred tax assets	2,026	1,411
Other assets	407	428

Total Other Assets	5,676	2,239

TOTAL ASSETS	$332,120	$330,772

	2008	2007
	In thousands, except share data

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,777	$6,191
Accounts payable — trade	62,612	53,689
Accrued payroll and employee benefits	8,000	11,490
Current deferred tax liabilities	—	3,541
Other accrued liabilities	7,802	8,841

Total Current Liabilities	84,191	83,752

LONG-TERM DEBT, TERM LOAN	13,333	16,190

OTHER LONG-TERM DEBT	8,401	11,866

DEFERRED TAX LIABILITIES	2,046	1,638

OTHER LONG-TERM LIABILITIES	6,587	3,500

COMMITMENTS AND CONTINGENT LIABILITIES (Note 19)
STOCKHOLDERS’ EQUITY:
Common stock, issued 10,225,855 shares in 2008 and 10,915,045 shares in 2007	111	109
Paid-in capital	47,585	45,147
Retained earnings	197,060	169,314
Treasury stock — at cost, Common stock, 865,532 shares in 2008 and no shares in 2007	(26,482)	—
Accumulated other comprehensive loss	(712)	(744)

Total Stockholders’ Equity	217,562	213,826

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$332,120	$330,772

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE THREE YEARS ENDED DECEMBER 31, 2008

	2008	2007	2006
	In thousands, except per share data

NET SALES	$512,592	$508,981	$389,788

COSTS AND EXPENSES:
Cost of goods sold	432,374	432,598	338,197
Selling and administrative expenses	40,969	37,403	33,657
Interest expense — net of capitalized interest of $- in 2008, $32 in 2007 and $501 in 2006	1,995	4,031	3,390
Dividend income	—	(9,214)	(990)
Gain on sale of DM&E investment	(2,022)	(122,885)	—
Gain on sale of Houston, TX property	(1,486)	—	—
Interest income	(2,675)	(1,196)	(4)
Other expense (income)	158	(267)	(251)

	469,313	340,470	373,999

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	43,279	168,511	15,789
INCOME TAX EXPENSE	15,533	57,787	5,074

INCOME FROM CONTINUING OPERATIONS	27,746	110,724	10,715
DISCONTINUED OPERATIONS:
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, BEFORE INCOME TAXES	—	(47)	3,153
INCOME TAX (BENEFIT) EXPENSE	—	(16)	338

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	—	(31)	2,815

NET INCOME	$27,746	$110,693	$13,530

BASIC EARNINGS PER COMMON SHARE:
FROM CONTINUING OPERATIONS	$2.60	$10.39	$1.03
FROM DISCONTINUED OPERATIONS	0.00	(0.00)	0.27

BASIC EARNINGS PER COMMON SHARE	$2.60	$10.39	$1.30

DILUTED EARNINGS PER COMMON SHARE:
FROM CONTINUING OPERATIONS	$2.57	$10.09	$0.99
FROM DISCONTINUED OPERATIONS	0.00	(0.00)	0.26

DILUTED EARNINGS PER COMMON SHARE	$2.57	$10.09	$1.25

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE YEARS ENDED DECEMBER 31, 2008

	2008	2007	2006
	In thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$27,746	$110,724	$10,715
Adjustments to reconcile net income to net cash used by operating activities:
Gain on sale of DM&E investment	(2,022)	(122,885)	—
Deferred income taxes	(2,984)	(1,102)	(2,245)
Excess tax benefit from share-based compensation	(171)	(3,145)	(2,088)
Depreciation and amortization	8,901	8,622	6,144
(Gain) loss on sale of property, plant and equipment	(1,473)	33	(45)
Deferred gain amortization on sale-leaseback	(179)	—	—
Stock-based compensation	948	554	616
Unrealized loss (gain) on derivative mark-to-market	76	(34)	(29)
Change in operating assets and liabilities:
Accounts receivable	(10,703)	7,940	(16,109)
Inventories	(469)	(2,644)	(32,759)
Other current assets	(90)	(93)	(334)
Prepaid income taxes	—	3,981	1,834
Other noncurrent assets	2	(9,202)	(1,182)
Accounts payable — trade	8,923	(3,957)	16,359
Accrued payroll and employee benefits	(4,289)	4,598	1,017
Other current liabilities	(1,084)	3,968	1,055
Other liabilities	965	(1,977)	2,429

Net Cash Provided (Used) by Continuing Operations	24,097	(4,619)	(14,622)
Net Cash (Used) Provided by Discontinued Operations	—	(66)	1,381

Net Cash Provided (Used) by Operating Activities	24,097	(4,685)	(13,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	6,621	18	133
Proceeds from the sale of DM&E investment	2,022	148,775	—
Purchase of investments	(1,734)	—	—
Capital expenditures on property, plant and equipment	(4,836)	(5,263)	(17,010)

Net Cash Provided (Used) by Continuing Investing Activities	2,073	143,530	(16,877)

Net Cash Provided by Discontinued Investing Activities	—	—	5,330

Net Cash Provided (Used) by Investing Activities	2,073	143,530	(11,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) proceeds of revolving credit agreement borrowings	—	(39,161)	18,313
Proceeds from long-term debt, term loan	—	20,000	—
Repayments of long-term debt, term loan	(3,095)	(953)	—
Repayments of short-term borrowings	—	(726)	(5,395)
Proceeds from exercise of stock options and stock awards	854	1,756	1,523
Excess tax benefit from share-based compensation	171	3,145	2,088
Treasury stock acquisitions	(26,482)	—	—
(Repayments) proceeds of other long-term debt	(3,641)	(3,118)	7,972

Net Cash (Used) Provided by Financing Activities	(32,193)	(19,057)	24,501

Net (Decrease) Increase in Cash and Cash Equivalents	(6,023)	119,788	(287)
Cash and Cash Equivalents at Beginning of Year	121,097	1,309	1,596

Cash and Cash Equivalents at End of Year	$115,074	$121,097	$1,309

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid	$1,887	$3,977	$3,429

Income Taxes Paid	$18,848	$51,439	$5,934

During 2007 and 2006 the Company financed certain capital expenditures totaling $101,000 and $298,000, respectively, through the execution of capital leases. There were no such expenditures during 2008.

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2008

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
	In thousands, except share and per share data

Balance, January 1, 2006	$102	$35,598	$45,313	$(126)	$(898)	$79,989

Net income			13,530			13,530
Other comprehensive (loss) income net of tax:
Pension liability adjustment					192	192
Unrealized derivative gain on cash flow hedges					95	95

Comprehensive income						13,817
Issuance of 348,750 Common shares, net of forfeitures	3	4,098		126		4,227

Balance, December 31, 2006	105	39,696	58,843	—	(611)	98,033

Net income			110,693			110,693
Other comprehensive (loss) income net of tax:
Pension liability adjustment					72	72
Unrealized derivative loss on cash flow hedges					(205)	(205)

Comprehensive income						110,560
Adjustment to initally adopt FASB Interpretation No. 48			(222)			(222)
Issuance of 376,550 Common shares, net of forfeitures	4	5,451				5,455

Balance, December 31, 2007	109	45,147	169,314	—	(744)	213,826

Net income			27,746			27,746
Other comprehensive (loss) income net of tax:
Pension liability adjustment					(769)	(769)
Unrealized derivative gain on cash flow hedges					76	76
Market value adjustments for investments					725	725

Comprehensive income						27,778
Purchase of 865,532 Common shares for Treasury				(26,482)		(26,482)
Issuance of 176,342 Common shares, net of forfeitures	2	2,438				2,440

Balance, December 31, 2008	$111	$47,585	$197,060	$(26,482)	$(712)	$217,562

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

Cash equivalents principally consist of investments in money market funds at December 31, 2008 and 2007. The Company invests available funds in a manner to maximize returns, preserve investment principle and maintain liquidity while seeking the highest yield available.

The following table summarizes the Company’s investment in money market funds at December 31:

	2008
	Cost	Fair Value
	In thousands

Federated Municipal Obligations — Institutional	$50,290	$50,290
Federated Tax Free Obligations Fund — Institutional	20,995	20,995
Fidelity Prime Money Market Fund	20,789	20,789
BlackRock Liquidity Municipal Fund — Institutional	6,335	6,335
BlackRock Liquidity Temporary Fund — Institutional	5,848	5,848

	$104,257	$104,257

	2007
	Cost	Fair Value
	In thousands

Morgan Stanley Liquidity Fund	$31,523	$31,523
Federated Investors Fund #15	30,347	30,347
Fidelity Tax Exempt Institutional Funds	28,474	28,474
BlackRock Munifund #50	24,148	24,148

	$114,492	$114,492

The above investments are all tax-free money market funds with municipal bond issuances as the underlying securities all of which maintained AAA credit agency ratings and were guaranteed by the United States Treasury at December 31, 2008. The carrying amounts approximate fair value because of the short maturity of the instruments.

Cash equivalents additionally consist of investment in bank certificates of deposit of approximately $10,158,000 at December 31, 2008. There were no such instruments at December 31, 2007.

The carrying amounts approximate fair value because of the short maturity of the instruments.

Inventories

Inventories are generally valued at the lower of the last-in, first-out (LIFO) cost or market. Approximately 41% in 2008 and 36% in 2007, of the Company’s inventory is valued at average cost or market, whichever is lower. The reserve for slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, and the age of the inventory.

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

The Company capitalizes interest costs on long-term assets constructed for its own use. Interest is capitalized and amortized over the estimated useful lives of those assets. Capitalized interest was approximately $32,000 and $501,000 in 2007 and 2006, respectively. There was no capitalized interest in 2008.

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

Investments

Investments in marketable equity securities are classified as “available-for-sale” and are recorded at fair value with unrealized gains and temporary losses included in accumulated other comprehensive income or loss, respectively.

The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations.

Goodwill and other intangible assets

In accordance with Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested annually for impairment or more often if there are indicators of impairment. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss equal to the excess is recorded as a component of continuing operations. On an ongoing basis (absent any impairment indicators), the Company performs its annual impairment tests during the fourth quarter. The Company has performed its impairment testing in the fourth quarter of 2008, 2007 and 2006 and determined that goodwill was not impaired. The carrying amount of goodwill at December 31, 2008 and 2007 was $350,000 and attributable to the Construction segment.

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

	December 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	In thousands

Non-compete agreements	$350	$(350)	$350	$(350)
Patents	125	(87)	125	(75)

Total	$475	$(437)	$475	$(425)

Amortization expense for each year ended December 31, 2008 and 2007 was approximately $13,000. Amortization expense for the year ended December 31, 2006 was approximately $83,000. Annualized amortization expense is expected to be $13,000 through 2011.

Environmental remediation and compliance

Environmental remediation costs are accrued when the liability is probable and costs are estimable. Environmental compliance costs, which principally include the disposal of waste generated by routine operations, are expensed as incurred. Capitalized environmental costs are depreciated, when appropriate, over their useful life.

Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and restricted stock utilizing the treasury stock method.

Revenue recognition

The Company’s revenues are composed of product sales and products and services provided under long-term contracts. For product sales, the Company recognizes revenue upon transfer of title to the customer. Title generally passes to the customer upon shipment. Revenue is reported net of freight for sales from stock inventory and direct shipments. Freight recorded for the years ended December 31, 2008, 2007 and 2006 amounted to $19,574,000, $19,219,000 and $16,262,000, respectively. Revenues for products and services under long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. For certain products, the percentage of completion is based upon actual labor costs to estimated total labor costs.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, investments, accounts payable, short-term and long-term debt, foreign currency forward contracts and interest rate agreements.

The carrying amounts of the Company’s financial instruments at December 31, 2008 and 2007 approximate fair value.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-based compensation

The Company applies the provisions of SFAS No. 123(R), “Share-Based Payment” and related interpretations (SFAS No. 123R) to account for the Company’s share-based compensation. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award.

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

During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. All of these contracts have been settled as of December 31, 2008. The fair value of these instruments was a liability of $172,000 as of December 31, 2007. The liability was recorded in “Other Accrued Liabilities.” During 2008, two of these Canadian dollar denominated commitments matured for a realized loss of approximately $129,000. During 2007, three of these Canadian sell commitments were executed at a loss of $34,000.

In the fourth quarter of 2008, the Company entered into a commitment to buy Euro funds based on the anticipated receipt of Euro funds from the sale of certain rail in the first quarter of 2009. The fair value of this instrument was a liability of $54,000 and was recorded in “Other Accrued Liabilities” as of December 31, 2008.

Product Liability

The Company maintains a current liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales. For long-term construction products, a liability is established when the claim is known and quantifiable. The product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims. At December 31, 2008 and 2007, the product liability was $1,433,000 and $1,886,000, respectively.

Asset retirement obligations

In conjunction with the completion of the refurbishment and the extension of the lease of the Grand Island, NE facility, the Company recognized a liability for Asset Retirement Obligations (ARO) of approximately $212,000. This liability was increased by approximately $96,000 during 2008 with the completion of the expansion of the fifth line at the Grand Island, NE facility. The Company also maintains a liability of approximately $449,000 for an ARO in connection with the completion of the Tucson, AZ concrete railroad tie facility.

A reconciliation of our liability for ARO’s at December 31, 2008 and 2007, which is recorded in “Other Long-Term Liabilities,” is as follows:

	2008	2007
	In thousands

Asset retirement obligation at beginning of year	$717	$676
Liabilities incurred	96	—
Accretion expense	48	41

Asset retirement obligation at end of year	$861	$717

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

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” (FSP FAS 157-2). FSP FAS 157-2 delayed the effective date of SFAS 157 (refer to Note 2) for all non-recurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company will adopt the provisions of this standard beginning January 1, 2009.

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

In October 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements,” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP FAS 132R-1). FSP FAS 132R-1 requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP FAS 132R-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS no. 157, the investment policies and strategies for the major categories of plan assets and significant concentrations of risk within plan assets. FSP FAS 132R-1 is effective for fiscal years beginning after December 15, 2009. As FSP FAS 132R-1 only requires enhanced disclosure requirements, this standard will have no impact on the Company’s financial position or results of operations when it is adopted on January 1, 2010.

Note 2.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but it does apply to existing accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 on January 1, 2008. The adoption of this standard did not impact our financial position or results of operations, as the Company had previously determined the fair value of these instruments in a manner consistent with the requirements of SFAS 157.

SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. This standard discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). SFAS 157 enables readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy, which prioritizes those inputs used, for ranking the quality and reliability of the information used to determine fair values. The standard requires that each asset and liability carried at fair value be classified into one of the following categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The Company has an established process for determining fair value for its financial assets and liabilities, principally cash and cash equivalents, available-for-sale securities and foreign exchange contracts. Fair value is based on quoted market prices, where available. If quoted market prices are not available, fair value is based on assumptions that use as inputs market-based parameters. The following sections describe the valuation methodologies used by the Company to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate the description includes details of the key inputs to the valuations and any significant assumptions.

Cash and cash equivalents.  Included within “Cash and cash equivalents” are principally our investments in tax-free money market funds with municipal bond issuances as the underlying securities all of which maintain AAA credit ratings. Also included within cash and cash equivalents are our investments in bank certificates of deposit. The Company uses quoted market prices to determine the fair value of these investments and they are classified in Level 1 of the fair value hierarchy. The carrying amounts approximate fair value because of the short maturity of the instruments.

Available-for-sale securities.  The Company uses quoted market prices to determine the fair value of its available-for-sale securities. These instruments consist of exchange-traded equity securities, are included within “Investments” and are classified in Level 1 of the fair value hierarchy. Unrealized gains and temporary unrealized losses are included in accumulated other comprehensive income or loss, respectively.

Derivative contracts.  The Company uses significant other observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets to determine the fair value of its derivative contracts. These instruments consist of foreign exchange contracts, are included within “Other Accrued Liabilities,” and are classified in Level 2 of the fair value hierarchy. Fluctuations in the fair values of derivative instruments are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged items affect earnings.

The following assets and liabilities were measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets
Money market funds	$104,257	$104,257	$—	$—
Bank certificates of deposit	10,158	10,158	—	—

Total cash and cash equivalents	114,415	114,415	—	—
Available-for-sale securities	2,856	2,856	—	—

Total investments	2,856	2,856	—	—

Total Assets	$117,271	$117,271	$—	$—

Liabilities
Derivatives	$(54)	$—	$(54)	$—

Total other accrued liabilities	(54)	—	(54)	—

Total Liabilities	$(54)	$—	$(54)	$—

Note 3.

Accounts Receivable

Accounts Receivable at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	In thousands

Trade	$65,908	$54,360
Allowance for doubtful accounts	(2,637)	(1,504)
Other	1,042	754

	$64,313	$53,610

Bad debt expense was $1,461,000, $279,000 and $262,000 in 2008, 2007 and 2006, respectively.

The Company’s customers are principally in the Rail, Construction and Tubular segments of the economy. As of December 31, 2008 and 2007, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:

	2008	2007
	In thousands

Rail	$25,876	$18,455
Construction	31,839	30,864
Tubular	4,435	3,455

	$62,150	$52,774

Credit is extended on an evaluation of the customer’s financial condition and generally collateral is not required.

Note 4.

Inventories

Inventories at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	In thousands

Finished goods	$89,935	$92,962
Work-in-process	13,275	5,121
Raw materials	25,198	16,786

Total inventories at current costs	128,408	114,869

Less:
Current cost over LIFO stated values	(21,316)	(8,605)
Inventory valuation reserve	(4,176)	(3,817)

	$102,916	$102,447

At December 31, 2008 and 2007, the LIFO carrying value of inventories for book purposes exceeded the LIFO value for tax purposes by approximately $6,026,000 and $11,877,000, respectively. During 2008, 2007 and 2006, liquidation of LIFO layers carried at costs that were lower than current purchases resulted in a decrease to cost of goods sold of $2,384,000, $123,000, and $4,000, respectively.

Note 5.

Property Held for Resale

Property held for resale at December 31, 2008 and 2007 consists of the following:

	2008	2007
	In thousands

Land	$—	$2,174
Improvements to land	—	3,087
Buildings	—	794

	—	6,055
Less accumulated depreciation and amortization	—	(3,558)

Property held for resale	$—	$2,497

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

Upon the closing, the Company entered into a sale-leaseback transaction with the purchaser of the Houston, TX real estate. Refer to Note 17, “Sale-Leaseback,” for additional information regarding this transaction.

Note 6.

Discontinued Operations

In February 2006, the Company sold substantially all of the assets of its Construction segment’s Geotechnical division for $4,000,000 plus the net asset value of the fixed assets, inventory, work in progress and prepaid items, resulting in a gain of approximately $3,005,000. The operations of the division qualified as a “component of an entity” under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and thus, the operations were reclassified as discontinued.

Net sales and income from discontinued operations were as follows:

	2008	2007	2006
	In thousands

Net sales	$—	$—	$3,669

(Loss) income from discontinued operations (including a pretax gain on disposal of $3,005,000)	$—	$(47)	$3,153
Income tax (benefit) expense	—	(16)	338

(Loss) income from discontinued operations	$—	$(31)	$2,815

Note 7.

Property, Plant and Equipment

Property, plant and equipment at December 31, 2008 and 2007 consist of the following:

	2008	2007
	In thousands

Land	$2,756	$2,756
Improvements to land and leaseholds	17,244	17,742
Buildings	7,207	7,191
Machinery and equipment, including equipment under capitalized leases	68,421	65,242
Construction in progress	1,811	658

	97,439	93,589

Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	57,450	49,453

	$39,989	$44,136

Depreciation expense, including amortization of assets under capital leases, for the years ended December 31, 2008, 2007 and 2006 amounted to $8,840,000, $8,610,000, and $6,062,000, respectively.

Note 8.

Investments and Other Assets

As of December 31, 2008, the investments classified by the Company as available-for-sale consist of $2,856,000 of equity securities. Any unrealized gains or losses with respect to investments classified as available-for-sale are recognized as a component of “Accumulated Other Comprehensive Loss” within Stockholders’ Equity on the Company’s consolidated balance sheet.

	December 31,
	2008
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	In thousands

Equity Securities	$1,734	$1,122	$—	$2,856

Total Investments	$1,734	$1,122	$—	$2,856

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

In October 2007, this merger was consummated. In exchange for our DM&E preferred stock, warrants, common stock and accrued dividend income receivable, the Company received approximately $148,775,000. Of this amount, approximately $8,993,000 represented a return of principal, approximately $16,897,000 represented dividends and approximately $122,885,000 represented a pre-tax gain which was recorded at closing. In March 2008, the Company received and recognized a gain of approximately $2,022,000 related to the receipt of escrow proceeds from a favorable working capital adjustment. As of December 31, 2007, the Company had fully reserved the escrow proceeds.

During 2007 and 2006, the Company sold rail and piling products to the DM&E in the amount of $18,701,000 and $17,243,000, respectively.

Note 9.

Borrowings

In July 2007, the Company’s maximum credit line was increased to $90,000,000 under a fourth amendment to the Amended and Restated Revolving Credit and Security Agreement (Agreement) with a syndicate of three banks led by PNC Bank, N.A. The revolving credit facility is secured by substantially all of the trade receivables and inventory owned by the Company. Revolving credit facility availability under the Agreement is limited by the amount of eligible accounts receivable and inventory, applied against certain advance rates, and are limited to 85% of eligible receivables and 60% of eligible inventory. Additionally, the fourth amendment established a $20,000,000 term loan that was immediately applied to pay down existing amounts outstanding on the revolving credit facility. The term loan is being amortized on a term of seven years with a balloon payment on the remaining outstanding principal due at the maturity of the Agreement, May 2011. If average availability should fall below $10,000,000 over a 30-day period, the loans become immediately secured by a lien on the Company’s equipment that is not encumbered by other liens.

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

In March 2009, the Company entered into a fifth amendment to the Agreement which became effective as of December 31, 2008 and changed certain financial covenants included in the Agreement by creating an exclusion standard in the agreement. This standard, which is met by the Company when revolving credit facility borrowings do not exceed $20,000,000 and unused borrowing commitment is at least $50,000,000, allows for certain items, as defined in the amendment, to be excluded in determining the minimum level for the fixed charge coverage ratio. Additionally, the amendment permits the Company to adjust its calculation of earnings before interest and taxes, as defined in the agreement, by any charges and credits related to the Company’s LIFO method of accounting for inventory.

The fifth amendment also includes a revised minimum net worth covenant and a revised maximum level for consolidated capital expenditures. As of December 31, 2008 the Company was in compliance with all of the Agreement’s covenants.

Under the term loan, the Company had $15,952,000 outstanding at December 31, 2008 of which $13,333,000 was noncurrent. At December 31, 2007 the Company had $19,048,000 outstanding of which $16,190,000 was noncurrent. (See Note 10).

At December 31, 2008 there were no outstanding borrowings under the revolving credit facility and the Company had approximately $86,443,000 in unused borrowing commitment.

The Company’s ability to pay cash dividends is limited by the Agreement.

Note 10.

Long-Term Debt and Related Matters

Long-term debt at December 31, 2008 and 2007 consists of the following:

	2008	2007
	In thousands

Term Loan with an interest rate of 1.98% at December 31, 2008 and 5.90% at December 31, 2007 payable in installments with a balloon payment due in May 2011	$15,952	$19,048
Lease obligations payable in installments through 2012 with a weighted average interest rate of 7.18% at December 31, 2008 and 7.14% at December 31, 2007	8,977	12,110
Massachusetts Industrial Revenue Bond with an interest rate of 2.27% at December 31, 2008 and 3.84% at December 31, 2007, payable March 1, 2013	2,045	2,045
Citizens Asset Finance Mortgage payable in installments through 2011, with a balloon payment due in 2011, with a fixed interest rate of 7.01%	490	588
Pennsylvania Economic Development Financing Authority Tax Exempt Pooled Bond payable in installments through 2021 with an average interest rate of 3.78% at December 31, 2007	—	331
Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund payable in installments through 2009 with a fixed interest rate of 3.75%	47	125

	27,511	34,247
Less current maturities	5,777	6,191

	$21,734	$28,056

Included in current maturities in the above table is $2,857,000 related to the term loan under the Agreement as discussed in Note 9.

The Massachusetts Industrial Revenue Bond is secured by a $2,085,000 standby letter of credit.

The maturities of long-term debt for each of the succeeding five years subsequent to December 31, 2008 are as follows:

Year	In thousands

2009	$5,777
2010	6,151
2011	12,166
2012	1,372
2013 and thereafter	2,045

Total	$27,511

Note 11.

Stockholders’ Equity

At December 31, 2008 and 2007, the Company had authorized shares of 20,000,000 in Common stock and 5,000,000 in Preferred stock. No Preferred stock has been issued. The Common stock has a par value of $.01 per share. No par value has been assigned to the Preferred stock.

The Company’s Board of Directors has authorized the purchase of up to $40,000,000 in shares of its Common stock through share repurchase programs announced in May and October 2008 at prevailing market prices or privately negotiated transactions. As of December 31, 2008, the Company had purchased 865,532 shares at a total cost of approximately $26,482,000. The timing and extent of future purchases will depend on market conditions and options available to the Company for alternative uses of its resources. The remaining authorization expires on December 31, 2010.

No cash dividends on Common stock were paid in 2008, 2007 or 2006.

Note 12.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2008 and 2007, are as follows:

	2008	2007
	In thousands

Pension liability adjustment	$(1,403)	$(634)
Market value adjustments for investments	725	—
Unrealized derivative losses on cash flow hedges	(34)	(110)

	$(712)	$(744)

Note 13.

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

The 1998 Plan, amended and restated in May 2001, provides for the award of options to key employees and directors to purchase up to 900,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. The 1998 Plan provides for the granting of “nonqualified options” and “incentive stock options” with a duration of not more than ten years from the date of grant. The Plan also provides that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant. Outside directors were automatically awarded fully vested, nonqualified stock options to acquire 5,000 shares of the Company’s Common stock on each date the outside directors were elected at an annual shareholders’ meeting to serve as directors. The 1998 Plan was amended in May 2006 to remove the automatic awarding of options to outside directors.

The 2006 Plan, approved In May 2006, allows for the issuance of 500,000 shares of Common stock through the granting of stock options or stock awards (including performance units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The 2006 Plan provides for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant. The 2006 Plan also provides that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from the date of grant. No options have been granted under the 2006 Plan.

At December 31, 2008, 2007 and 2006, Common stock options outstanding under the Plans had option prices ranging from $2.75 to $14.77, with a weighted average price of $5.54, $5.52 and $5.20 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding for the three years ended December 31, 2008 are: 2008-3.6 years; 2007-4.3 years; and 2006-4.5 years.

There were no stock options granted during 2008, 2007 or 2006.

Options exercised during 2008, 2007 and 2006 totaled 155,200, 339,050 and 331,250 shares, respectively. The weighted average exercise price per share of these exercised options in 2008, 2007 and 2006 was $5.49, $4.89 and $4.60, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $5,403,000, $12,255,000 and $6,546,000, respectively.

Certain information for the three years ended December 31, 2008 relative to employee stock options is summarized as follows:

	2008	2007	2006

Number of shares under Incentive Plan:
Outstanding at beginning of year	349,900	708,950	1,042,450
Granted	—	—	—
Canceled	—	—	(2,250)
Exercised	(155,200)	(359,050)	(331,250)

Outstanding at end of year	194,700	349,900	708,950

Exercisable at end of year	182,200	313,950	643,300

Number of shares available for future grant:
Beginning of year	509,375	526,875	42,125

End of year	471,627	509,375	526,875

The total intrinsic value of options outstanding at December 31, 2008, 2007 and 2006 was $5,012,000, $16,170,000 and $14,684,000, respectively. The total intrinsic value of options exercisable at December 31, 2008, 2007 and 2006 was $4,771,000, $14,701,000 and $13,639,000, respectively.

The fair value of non-vested options at December 31, 2008, 2007 and 2006 was $71,000, $183,000 and $309,000, respectively, with weighted average, grant date fair values of $5.71, $5.10 and $4.70, respectively. At December 31, 2008, there was $25,000 of compensation expense related to nonvested awards which is expected to be recognized over a weighted-average period of 0.3 years. At December 31, 2007, there was $129,000 of compensation expense related to nonvested awards which was expected to be recognized over a weighted-average period of 1.2 years.

Certain information for the year ended December 31, 2008 relative to employee stock options at respective exercise price ranges is summarized as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Shares	Weighted
Range of Exercise Prices	of Shares	Remaining Life	Exercise Price	Exercisable	Exercise Price

$ 2.75 - $ 3.65	86,000	2.1	$3.50	86,000	$3.50
$ 4.10 - $ 5.50	51,500	3.2	4.90	51,500	4.90
$ 7.81 - $ 8.97	43,250	5.9	8.36	43,250	8.36
$ 9.29 - $14.77	13,950	6.4	11.75	1,450	9.30

	194,700	3.6	$5.54	182,200	$5.09

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

Non-employee directors are automatically awarded 3,500 fully vested shares, or a lesser amount determined by the directors, of the Company’s Common stock on each date the outside directors are elected at an annual shareholders’ meeting to serve as directors.

The outside directors were granted a total of 10,500, 17,500 and 17,500 fully vested restricted stock awards for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted average fair value of these restricted stock grants was $32.61, $25.10 and $23.68 per share, respectively.

Compensation expense recorded by the Company related to restricted stock awards was approximately $342,000, $439,000, and $414,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of the restricted stock activity as of December 31, 2008 is presented below:

Weighted
Average
		Weighted	Remaining
	Restricted	Average	Contractual	Aggregate
	Shares	Fair Value	Term	Fair Value

Outstanding at January 1, 2008	—	$—	—	$—
Granted	10,500	32.61	—	342,405
Vested	(10,500)	32.61	—	(342,405)
Canceled	—	—	—	—

Outstanding at December 31, 2008	—	$—	—	$—

Stock issued as a result of restricted stock awards generally will be authorized but previously unissued common stock.

The 2005 — 2007 Three Year Incentive Plan

The Company granted, pursuant to the 2006 Omnibus Plan, as amended, approximately 11,000 fully-vested shares during 2008 in lieu of a portion of the cash payment earned under the Three Year Incentive Plan. This non-cash transaction of $467,000 is reflected as an increase to “Paid-in capital” in the Consolidated Balance Sheet at December 31, 2008. These shares are not voluntarily transferable until May 1, 2010. The number of shares awarded under this plan was determined using an average share price of $43.91 over a ten day period in February 2008. When these shares were awarded on March 6, 2008, the grant date fair value per share was $40.03.

Performance Unit Awards

Under the 2008 — 2010 Three Year Incentive Plan the Company granted, pursuant to the 2006 Omnibus Plan, as amended, approximately 23,000 performance units during 2008. These awards can be earned based upon the Company’s performance relative to performance measures as defined in the plan. These awards are subject to forfeiture, cannot be transferred until March 6, 2012 and will be converted into common stock of the Company based on conversion multiples as defined in the underlying plan. The number of shares awarded under this plan was determined using an average share price of $43.91 over a ten day period in February 2008. When these shares were awarded on March 6, 2008, the grant date fair value per share was $40.03.

Other Long-term Awards

The Company granted approximately 17,000 nonvested shares during 2008. The weighted average fair value of these time-vested, forfeitable restricted stock awards was $35.14. These restricted stock awards vest after a four year holding period.

The Company recorded compensation expense of $495,000 for 2008 relative to the awards granted pursuant to the Performance Unit Awards and the Other Long-term Awards.

Note 14.

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2008	2007	2006
	In thousands, except per share amounts

Numerator for basic and diluted earnings per common share- net income available to common stockholders:
Income from continuing operations	$27,746	$110,724	$10,715
(Loss) income from discontinued operations	—	(31)	2,815

Net income	$27,746	$110,693	$13,530

Denominator:
Weighted average shares	10,670	10,653	10,403

Denominator for basic earnings per common share	10,670	10,653	10,403
Effect of dilutive securities:
Employee stock options	131	317	406
Other stock compensation plans	10	—	—

Dilutive potential common shares	141	317	406
Denominator for diluted earnings per common share-adjusted weighted average shares and assumed conversions	10,811	10,970	10,809

Basic earnings per share:
Continuing operations	$2.60	$10.39	$1.03
Discontinued operations	—	—	0.27

Basic earnings per common share	$2.60	$10.39	$1.30

Diluted earnings per share:
Continuing operations	$2.57	$10.09	$0.99
Discontinued operations	—	—	0.26

Diluted earnings per common share	$2.57	$10.09	$1.25

Weighted average shares issuable upon the exercise of stock options which were antidilutive and were not included in the calculation were 22,000 in 2006. There were no antidilutive shares in 2008 and 2007.

Note 15.

Income Taxes

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
	In thousands

Deferred tax liabilities:
Depreciation	$1,629	$1,638
Available-for-sale securities	417	—
Inventories	—	3,541

Total deferred tax liabilities	2,046	5,179

Deferred tax assets:
Accounts receivable	1,366	919
Inventories	61	—
Net operating loss carryforwards	352	920
Derivative instruments	20	62
Pension liability	909	411
Deferred gain on sale / leaseback	767	—
Goodwill	301	376
Deferred compensation	549	1,527
State tax incentives	—	56
Warranty reserve	610	786
Other-net	22	25

Total deferred tax assets	4,957	5,082
Valuation allowance for deferred tax assets	—	56

Deferred tax assets	4,957	5,026

Net deferred tax asset (liability)	$2,911	$(153)

Significant components of the provision for income taxes for continuing operations are as follows:

	2008	2007	2006
	In thousands

Current:
Federal	$16,605	$55,471	$6,971
State	1,957	3,418	348

Total current	18,562	58,889	7,319

Deferred:
Federal	(3,240)	(793)	(1,803)
State	211	(309)	(442)

Total deferred	(3,029)	(1,102)	(2,245)

Total income tax expense	$15,533	$57,787	$5,074

The reconciliation of income tax for continuing operations computed at statutory rates to income tax expense is as follows:

	2008	2007	2006

Statutory rate	35.0%	35.0%	34.0%
State income tax	3.4	1.7	1.6
Nondeductible expenses	(2.6)	(1.7)	(1.5)
Valuation allowance	—	(0.5)	(2.4)
Other	0.1	(0.2)	0.4

	35.9%	34.3%	32.1%

At December 31, 2008 and 2007, the tax benefit of net operating loss carryforwards available for state income tax purposes was approximately $352,000 and $920,000, respectively. The net operating loss carryforwards will expire as follows:

Expires Year	Amount
In thousands

2009-2021	$34
2022	30
2023	62
2024	226

$352

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

The following table provides a reconciliation of unrecognized tax benefits as of December 31, 2008 and 2007:

	2008	2007
	In thousands

Unrecognized tax benefits at beginning of period:	$142	$522
Increases/(decreases) based on tax positions for prior periods	—	—
Increases based on tax positions related to current period	—	—
Decreases related to settlements with taxing authorities	—	—
Decreases as a result of a lapse of the applicable statute of limitations	—	380

Balance at end of period	$142	$142

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $142,000 at December 31, 2008. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of $218,000.

The Company files income tax returns in the United States and in various state, local and foreign jurisdictions. At December 31, 2008, the Company had been examined by the Internal Revenue Service through calendar year 2004. The Company is subject to federal income tax examinations for the period 2005 forward. With respect to the state, local and foreign filings, the Company is generally subject to income tax examinations for the periods 2003 forward.

Note 16.

Rental and Lease Information

The Company has capital and operating leases for certain plant facilities, office facilities, and equipment. Rental expense for the years ended December 31, 2008, 2007, and 2006 amounted to $3,767,000, $3,722,000 and $3,497,000, respectively. Generally, land and building leases include escalation clauses.

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2008:

	Capital	Operating
Year ending December 31,	Leases	Leases
	In thousands

2009	$3,552	$2,333
2010	3,509	2,145
2011	1,572	1,965
2012	1,427	1,300
2013 and thereafter	—	4,202

Total minimum lease payments	10,060	$11,945

Less amount representing interest	1,083

Total present value of minimum payments	8,977
Less current portion of such obligations	3,007

Long-term obligations with interest rates ranging from 5.58% to 8.55%	$5,970

Assets recorded under capital leases are as follows:

	2008	2007
	In thousands

Machinery and equipment at cost	$15,697	$15,804
Land improvements	6,381	6,381
Buildings	2,397	2,397

	24,475	24,582
Less accumulated amortization	12,019	9,102

Net capital lease assets	$12,456	$15,480

Note 17.

Sale-Leaseback

On March 3, 2008 pursuant to the sale of property discussed in Note 5, the Company entered into a sale-leaseback transaction, as amended on April 30, 2008, with the purchaser of the Houston, TX real estate for approximately 20 acres of the real estate and certain other assets for a ten year term at a monthly rental rate of $1,000 per acre with annual 3% increases. The April 30, 2008 amendment added approximately 9 acres of real estate (Temporary Premises) on a month to month term basis. The January 6, 2009 amendment terminated approximately 4 acres of the Temporary Premises. The lease is a “net” lease with the Company being responsible for taxes, maintenance, insurance and utilities. The Company will use the leased property for its threaded product operations.

This lease is being accounted for as an operating lease with an interest rate of 5.25% for the transaction. The transaction qualifies as a sale-leaseback under applicable guidance, including SFAS No. 98, “Accounting for Leases,” and the Company recorded as a deferred gain the present value of the minimum lease payments of the operating lease, $2,146,000. This deferred gain is being amortized over the life of the lease, 120 months.

Note 18.

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

Defined Benefit Plans

The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plans:

	2008	2007
	In thousands

Changes in benefit obligation:
Benefit obligation at beginning of year	$4,085	$3,908
Service cost	19	23
Interest cost	251	221
Actuarial losses	176	63
Benefits paid	(150)	(130)

Benefit obligation at end of year	$4,381	$4,085

Change to plan assets:
Fair value of assets at beginning of year	$3,624	$3,290
Actual (loss) gain on plan assets	(859)	256
Employer contribution	311	208
Benefits paid	(150)	(130)

Fair value of assets at end of year	$2,926	$3,624

Funded status at end of year	$(1,455)	$(461)

Amounts recognized in the statement of financial position consist of:
Other long-term liabilities	$(1,455)	$(461)

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$2,309	$1,036
Net transition asset	—	(1)
Prior service cost	5	12

	$2,314	$1,047

The prior service cost and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during 2009 are $3,000 and $139,000, respectively, before taxes. There is no transition asset expected to be recognized in net periodic pension cost during 2009.

Net periodic pension costs for the three years ended December 31, 2008 are as follows:

	2008	2007	2006
	In thousands

Components of net periodic benefit cost:
Service cost	$19	24	$57
Interest cost	251	221	217
Expected return on plan assets	(288)	(259)	(227)
Amortization of prior service cost	7	7	8
Amortization of net transition asset	—	(5)	(9)
Recognized net actuarial gain	49	50	70

Net periodic benefit cost	$38	38	$116

The discount rate assumptions used to develop net periodic pension costs for 2008, 2007, and 2006 were 6.25%, 5.75%, and 5.75%, respectively.

Assumptions used to measure the projected benefit obligation for the three years ended December 31, 2008 were:

	2008	2007	2006

Assumed discount rate	6.00%	6.25%	5.75%
Expected rate of return on plan assets	7.75%	7.75%	7.75%

The expected long-term rate of return is based on numerous factors including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions.

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	2008	2007	2006
	In thousands

Projected benefit obligation	$4,381	$4,085	$3,908
Accumulated benefit obligation	4,381	4,085	3,908
Fair value of plan assets	2,926	3,624	3,290

The hourly plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and equivalents, bonds, preferred stocks and common stocks. The investment target ranges and actual allocation of pension plan assets by major category at December 31, 2008 and 2007 are as follows:

	Target	2008	2007

Asset Category
Cash and cash equivalents	0 - 10%	12%	22%
Fixed income funds	30 - 50%	37	21
Equities	50 - 70%	51	57

Total		100%	100%

The Company expects to contribute $135,000 to its defined benefit plans in 2009.

The following benefit payments are expected to be paid:

Pension
Benefits
In thousands

2009	$155
2010	157
2011	156
2012	164
2013	178
Years 2014-2018	1,249

Defined Contribution Plans

In 2007, the Company merged its non-union hourly and salaried defined contribution plans into one plan covering all non-union workers and salaried employees. This defined contribution plan contains a matched savings provision that permits both pretax and after-tax employee contributions. Participants can contribute, subject to statutory limitations, between 1% and 75% of eligible pre-tax pay and 1% and 100% of eligible after-tax pay.

The Company’s employer match is 100% of the first 1% of deferred eligible compensation and up to 50% of the next 6%, based on years of service, of deferred eligible compensation, for a total maximum potential match of 4%. The Company may also make discretionary contributions to the plan. The expense associated with this plan was $1,797,000 in 2008, $1,845,000 in 2007, and $1,592,000 in 2006.

The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas. The expense associated with this plan was $34,000 in 2008, $42,000 in 2007, and $58,000 in 2006.

Note 19.

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

In December 2008, the Company received a Third-Party Complaint, filed in the US. District Court for the Western District of Oklahoma, alleging that the Company and others were responsible for certain contamination which migrated to adjacent properties in Payne County, Oklahoma. The Company is alleged to have owned the initially contaminated property pursuant to a 1978 quit claim deed. The Company sold, by quit claim deed, its interests, if any, in this property in 1979. The Company has referred this matter to its insurance carrier and, subject to reservations, the insurance carrier is defending this claim.

At December 31, 2008 the Company had outstanding letters of credit of approximately $3,557,000.

Note 20.

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

The Company’s Construction segment sells and rents steel sheet piling, H-bearing pile, and other piling products for foundation and earth retention requirements. In addition, the Company’s Fabricated Products division sells bridge decking, bridge railing, structural steel fabrications, expansion joints and other products for highway construction and repair. The Buildings division produces precast concrete buildings. In February 2006, the Company sold substantially all of the assets of its former Geotechnical division, and the operations were classified as discontinued. See Note 6, Discontinued Operations.

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

	2008
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
	In thousands

Rail Products	$234,686	$16,310	$113,367	$6,410	$2,332
Construction Products	243,103	28,736	94,709	1,509	1,184
Tubular Products	34,803	6,873	13,870	562	490

Total	$512,592	$51,919	$221,946	$8,481	$4,006

	2007
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
	In thousands

Rail Products	$260,634	$14,508	$97,511	$6,218	$3,244
Construction Products	211,867	18,227	97,801	1,446	1,144
Tubular Products	36,480	7,765	9,457	582	521

Total	$508,981	$40,500	$204,769	$8,246	$4,909

	2006
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
	In thousands

Rail Products	$189,236	$6,147	$114,766	$3,869	$14,342
Construction Products	180,797	12,172	86,007	1,503	1,375
Tubular Products	19,755	1,870	9,605	440	639

Total	$389,788	$20,189	$210,378	$5,812	$16,356

In 2007, one customer accounted for 11.1% of consolidated net sales. Sales to this customer were recorded in the Rail and Construction segments and were approximately $56,450,000. During 2008 and 2006, no single customer accounted for more than 10% of the Company’s consolidated net sales. Sales between segments are immaterial.

Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets to the Company’s consolidated totals are illustrated as follows:

	2008	2007	2006
	In thousands

Net Sales from Continuing Operations:
Total for reportable segments	$512,592	$508,981	$389,788
Other net sales	—	—	—

Total	$512,592	$508,981	$389,788

Income from Continuing Operations:
Total for reportable segments	$51,919	$40,500	$20,189
Adjustment of inventory to LIFO	(12,710)	(1,463)	(915)
Unallocated dividend income	—	9,214	990
Unallocated gain on sale of DM&E investment	2,022	122,885	—
Unallocated gain on sale of Houston, TX property	1,486	—	—
Unallocated interest income	2,675	1,196	4
Other unallocated amounts	(2,113)	(3,821)	(4,479)

Income from continuing operations before income taxes	$43,279	$168,511	$15,789

	2008	2007	2006
	In thousands

Assets:
Total for reportable segments	$221,946	$204,769	$210,378
Unallocated corporate assets	128,296	128,952	27,055
LIFO and corporate inventory reserves	(21,516)	(8,805)	(7,342)
Unallocated property, plant and equipment	3,394	5,856	5,742

Total assets	$332,120	$330,772	$235,833

Depreciation/Amortization:
Total for reportable segments	$8,481	$8,246	$5,812
Other	420	376	332

Total	$8,901	$8,622	$6,144

Expenditures for Long-Lived Assets:
Total for reportable segments	$4,006	$4,909	$16,356
Expenditures financed under capital leases	—	(101)	(58)
Other expenditures	830	455	712

Total	$4,836	$5,263	$17,010

Approximately 94% of the Company’s total net sales during 2008 were to customers in the United States, and a majority of the remaining sales were to customers located in other North American countries.

At December 31, 2008, all of the Company’s long-lived assets were located in the United States.

Note 21.

Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2008 and 2007 is presented below:

	2008
	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter	Quarter	Total
	In thousands except per share amounts

Net sales	$93,441	$129,833	$145,550	$143,768	$512,592
Gross profit	$15,621	$21,885	$22,707	$20,005	$80,218
Net income	$6,306	$7,657	$8,126	$5,657	$27,746
Basic earnings per common share	$0.57	$0.70	$0.77	$0.55	$2.60
Diluted earnings per common share	$0.57	$0.69	$0.76	$0.55	$2.57

(1)	Includes pre-tax gains of $2,022,000 associated with the receipt of escrow proceeds related to the prior year sale of the Company’s DM&E investment and $1,486,000 from the sale and lease-back of the Company’s threaded products facility in Houston, TX.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(2)	Quarter(3)	Total
	In thousands except per share amounts

Net sales	$110,666	$148,547	$135,753	$114,015	$508,981
Gross profit	$14,190	$21,238	$20,994	$19,961	$76,383
Income from continuing operations	$3,092	$6,849	$14,549	$86,234	$110,724
Income (loss) from discontinued operations	$8	$(19)	$(18)	$(2)	$(31)
Net income	$3,100	$6,830	$14,531	$86,232	$110,693
Basic earnings (loss) per common share:
From continuing operations	$0.29	$0.65	$1.37	$7.98	$10.39
From discontinued operations	$0.00	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic earnings per common share	$0.29	$0.64	$1.36	$7.98	$10.39
Diluted earnings (loss) per common share:
From continuing operations	$0.28	$0.63	$1.32	$7.79	$10.09
From discontinued operations	$0.00	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted earnings per common share	$0.28	$0.63	$1.32	$7.79	$10.09

(2)	Includes $8,472,000 in previously unrecorded dividend income from the announcement of the sale of the Company’s investment in the DM&E.

(3)	Includes a $122,885,000 gain from the consummation of the sale of the Company’s investment in the DM&E.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rules 13a — 15(f) under the Exchange Act) that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

L. B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

The following Reports of Independent Registered Public Accounting Firm, consolidated financial statements, and accompanying notes are included in Item 8 of this Report:

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

Financial Statement Schedule

     Schedules for the Three Years Ended December 31, 2008, 2007 and 2006:

     V — Valuation and Qualifying Accounts.

The remaining schedules are omitted because of the absence of conditions upon which they are required.

L. B. FOSTER COMPANY AND SUBSIDIARIES

SCHEDULE V VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

		Additions
	Balance at	Charged to				Balance
	Beginning	Costs and				at End
	of Year	Expenses	Other	Deductions		of Year
	(In thousands)

2008
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,504	$1,461	$—	$328	(1)	$2,637

Inventory valuation reserve	$3,817	$479	$—	$120	(2)	$4,176

Not deducted from assets:
Provision for special termination benefits	$15	$51	$—	$19	(3)	$47

Provision for environmental compliance & remediation	$601	$55	$—	$51	(4)	$605

2007
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,172	$332	$—	$—	(1)	$1,504

Inventory valuation reserve	$2,327	$1,986	$—	$496	(2)	$3,817

Not deducted from assets:
Provision for special termination benefits	$24	$1	$—	$10	(3)	$15

Provision for environmental compliance & remediation	$557	$91	$—	$47	(4)	$601

2006
Deducted from assets to which they apply:
Allowance for doubtful accounts	$922	$262	$—	$12	(1)	$1,172

Inventory valuation reserve	$1,663	$1,001	$—	$337	(2)	$2,327

Not deducted from assets:
Provision for special termination benefits	$43	$2	$—	$21	(3)	$24

Provision for environmental compliance & remediation	$629	$7	$—	$79	(4)	$557

(1)	Notes and accounts receivable written off as uncollectible.

(2)	Reductions of inventory valuation reserve result from physical inventory shrinkage and write-down of slow-moving inventory to the lower of cost or market.

(3)	Reduction of special termination provisions result from payments to severed employees.

(4)	Payments made on amounts accrued.

3. Exhibits

The Exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:

3.1		Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.
3.2		Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2007.
4.0		Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.
4.1		Rights Amendment, dated as of October 24, 2006, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4B to Form 8-K on October 27, 2006.
10.0		Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.
10	.0.1	First Amendment to Revolving Credit and Security Agreement dated September 13, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.1 to Form 8-K on September 14, 2005.
10	.0.3	Third Amendment to Revolving Credit and Security Agreement dated February 8, 2007, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.3 to Form 8-K on February 9, 2007.
*10	.0.5	Fifth Amendment to Revolving Credit and Security Agreement dated March 4, 2009, between Registrant and PNC Bank, N.A., Bank of America, N.A., and First Commonwealth Bank.
10.12		Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.
10	.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.
10	.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.
10	.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.
10	.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.
10	.12.5	Sixth Amendment dated May 9, 2006 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2006.
10	.12.6	Seventh Amendment dated April 28, 2008 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.6 to Form 8-K of May 2, 2008.
10.13		Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.
10	.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2007.
10.14		Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.
10.15		Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, and filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.
10	.15.1	Industry Track Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.16		Lease Agreement dated March 3, 2008 between CCI-B Langfield I, LLC, as Lessor, and Registrant as Lessee, related to Registrant’s threading operation in Harris County, Texas and filed as Exhibit 10.16 to Form 8-K on March 7, 2008.
10	.16.1	First Amendment dated April 1, 2008 to lease between CCI-B Langfield I, LLC, as Lessor, and Registrant as Lessee, related to Registrant’s threading operation in Harris County, Texas, filed as Exhibit 10.16.1 to Form 8-K on May 1, 2008.
*10	.16.2	Second Amendment dated January 6, 2009 to lease between CCI-B Langfield I, LLC, as lessor, and Registrant as Lessee, related to Registrant’s threading operation in Harris County, Texas.
10.17		Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, and filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2007.
10.19		Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL, dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.
10	.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 2006.
10.20		Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.
ˆ10	.21	Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.
ˆ10	.21.1	Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.
10.24		Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.
10	.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005.**
10.34		Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005.**
10	.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 8-K on May 31, 2006.**
10.45		Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005.**
10	.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2005.**
10.46		Leased Vehicle Plan as amended and restated on September 1, 2007, filed as Exhibit 10.46 to Form 10-Q for the quarter ended September 30, 2007.**
*10	.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2009.**
10.53		Directors’ resolution dated March 6, 2008, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 10-Q for the quarter ended March 31, 2008.**
10.55		Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007.**
10.56		2005 Three Year Incentive Plan, filed as Exhibit 10.56 to Form 8-K on May 31, 2005.**
10.57		2006 Omnibus Incentive Plan, effective May 24, 2006, filed as Exhibit 10.57 to Form 8-K on May 31, 2006.**
10	.57.1	2006 Omnibus Plan, as amended and restated March 6, 2008, filed as exhibit 10.57.1 to Form 8-K on March 12, 2008.**
10.58		Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006.**

10.59	Executive Annual Incentive Compensation Plan, filed as Exhibit 10.59 to Form 8-K on March 12, 2008.**
10.60	Letter agreement on Lee B. Foster II’s retirement, filed as Exhibit 10.59 to Form 8-K on April 22, 2008.**
19	Exhibits marked with an asterisk are filed herewith.
* 23	Consent of Independent Auditors.
* 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

ˆ	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L. B. FOSTER COMPANY

March 13, 2009	By: /s/ Stan L. Hasselbusch (Stan L. Hasselbusch, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Position	Date

By:	/s/ Lee B. Foster II (Lee B. Foster II)	Chairman of the Board and Director	March 13, 2009

By:	/s/ Stan L. Hasselbusch (Stan L. Hasselbusch)	President, Chief Executive Officer and Director	March 13, 2009

By:	/s/ Peter McIlroy II (Peter McIlroy II)	Director	March 13, 2009

By:	/s/ G. Thomas McKane (G. Thomas McKane)	Director	March 13, 2009

By:	/s/ Diane B. Owen (Diane B. Owen)	Director	March 13, 2009

By:	/s/ Linda K. Patterson (Linda K. Patterson)	Controller	March 13, 2009

By:	/s/ Suzanne B. Rowland (Suzanne B. Rowland)	Director	March 13, 2009

By:	/s/ William H. Rackoff (William H. Rackoff)	Director	March 13, 2009

By:	/s/ David J. Russo (David J. Russo)	Senior Vice President, Chief Financial Officer and Treasurer	March 13, 2009