Form 10-Q
period 2009-03-31
FOSTER L B CO
filed 2009-05-08
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*  Yes ☐ No ☐

*	The registrant has not yet been phased into the interactive data requirements.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2009
Common Stock, Par Value $.01	10,139,714 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$98,965	$115,074
Accounts and notes receivable:
Trade	58,347	63,271
Other	363	1,042

	58,710	64,313
Inventories	98,058	102,916
Current deferred tax assets	2,925	2,931
Other current assets	1,974	1,221

Total Current Assets	260,632	286,455

Property, Plant & Equipment — At Cost	97,961	97,439
Less Accumulated Depreciation	(59,522)	(57,450)

	38,439	39,989

Other Assets:
Goodwill	350	350
Other intangibles — net	34	37
Investments	2,524	2,856
Deferred tax assets	2,032	2,026
Other assets	460	407

Total Other Assets	5,400	5,676

TOTAL ASSETS	$304,471	$332,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,780	$5,777
Accounts payable — trade	40,715	62,612
Accrued payroll and employee benefits	3,633	8,000
Other accrued liabilities	7,042	7,802

Total Current Liabilities	57,170	84,191

Long-Term Debt, Term Loan	12,619	13,333

Other Long-Term Debt	7,577	8,401

Deferred Tax Liabilities	1,926	2,046

Other Long-Term Liabilities	6,541	6,587

STOCKHOLDERS’ EQUITY:
Common stock	111	111
Paid-in capital	47,708	47,585
Retained earnings	200,079	197,060
Treasury stock — at cost	(28,345)	(26,482)
Accumulated other comprehensive loss	(915)	(712)

Total Stockholders’ Equity	218,638	217,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$304,471	$332,120

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months
	Ended
	March 31,
	2009	2008
	(Unaudited)

Net Sales	$97,744	$93,441
Cost of Goods Sold	84,062	77,820

Gross Profit	13,682	15,621

Selling and Administrative Expenses	9,027	9,366
Interest Expense	328	555
Gain on Sale of DM&E Investment	—	(2,022)
Gain on Sale of Houston, TX Property	—	(1,486)
Interest Income	(295)	(815)
Other (Income) Expense	(143)	151

	8,917	5,749

Income Before Income Taxes	4,765	9,872

Income Tax Expense	1,746	3,566

Net Income	$3,019	$6,306

Basic Earnings Per Share	$0.30	$0.57

Diluted Earnings Per Share	$0.29	$0.57

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months
	Ended March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,019	$6,306
Adjustments to reconcile net income to net cash used by operating activities:
Deferred income taxes	1	(5)
Depreciation and amortization	2,148	2,155
Gain on sale of DM&E investment	—	(2,022)
Gain on sale of property, plant and equipment	(1)	(1,486)
Deferred gain amortization on sale-leaseback	(54)	(18)
Stock-based compensation	123	29
Unrealized loss (gain) on derivative mark-to-market	7	(34)

Change in operating assets and liabilities:
Accounts receivable	5,603	7,923
Inventories	4,858	1,742
Other current assets	(753)	(570)
Prepaid income tax	—	(329)
Other noncurrent assets	(65)	14
Accounts payable — trade	(21,897)	(13,582)
Accrued payroll and employee benefits	(4,367)	(5,847)
Other current liabilities	(760)	(3,090)
Other liabilities	8	(380)

Net Cash Used by Operating Activities	(12,130)	(9,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	1	6,500
Proceeds from sale of DM&E investment	—	2,022
Capital expenditures on property, plant and equipment	(582)	(2,141)

Net Cash (Used) Provided by Investing Activities	(581)	6,381

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt, term loan	(714)	(714)
Proceeds from exercise of stock options and stock awards	—	464
Treasury stock acquisitions	(1,863)	—
Repayments of other long-term debt	(821)	(835)

Net Cash Used by Financing Activities	(3,398)	(1,085)

Net Decrease in Cash and Cash Equivalents	(16,109)	(3,898)

Cash and Cash Equivalents at Beginning of Period	115,074	121,097

Cash and Cash Equivalents at End of Period	$98,965	$117,199

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$535	$532

Income Taxes Paid	$3,641	$6,387

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. Amounts included in the balance sheet as of December 31, 2008 were derived from our audited balance sheet. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
2. NEW ACCOUNTING PRINCIPLES
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141(R), “Business Combinations,” (SFAS 141R) which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. The Company adopted the provisions of this standard beginning January 1, 2009.
In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” (FSP FAS 157-2). FSP FAS 157-2 delayed the effective date of SFAS 157 (refer to Note 3) for all non-recurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company adopted the provisions of this standard beginning January 1, 2009.
3. FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but it does apply to existing accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 on January 1, 2008. The adoption of this standard did not impact our financial position or results of operations, as the Company had previously determined the fair value of these instruments in a manner consistent with the requirements of SFAS 157.
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
Derivative contracts. The Company uses significant other observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets to determine the fair value of its derivative contracts. These instruments consist of foreign exchange contracts, are included within “Other accrued liabilities,” and are classified in Level 2 of the fair value hierarchy. Fluctuations in the fair values of derivative instruments are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings.

The following assets and liabilities were measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009 and December 31, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$84,145	$84,145	$—	$—
Bank certificates of deposit	12,717	12,717	—	—

Cash equivalents at fair value	96,862	96,862	—	—

Available-for-sale securities	2,524	2,524	—	—

Total investments	2,524	2,524	—	—

Total Assets	$99,386	$99,386	$—	$—

Liabilities
Derivatives	$(39)	$—	$(39)	$—

Total other accrued liabilities	(39)	—	(39)	—

Total Liabilities	$(39)	$—	$(39)	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$104,257	$104,257	$—	$—
Bank certificates of deposit	10,158	10,158	—	—

Cash equivalents at fair value	114,415	114,415	—	—

Available-for-sale securities	2,856	2,856	—	—

Total investments	2,856	2,856	—	—

Total Assets	$117,271	$117,271	$—	$—

Liabilities
Derivatives	$(54)	$—	$(54)	$—

Total other accrued liabilities	(54)	—	(54)	—

Total Liabilities	$(54)	$—	$(54)	$—

4. ACCOUNTS RECEIVABLE
Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 2009 and December 31, 2008 have been reduced by an allowance for doubtful accounts of ($2,649,000) and ($2,637,000), respectively. Bad debt expense (recovery) was $12,000 and ($5,000) for the three-month periods ended March 31, 2009 and 2008, respectively.

5. INVENTORIES
Inventories of the Company at March 31, 2009 and December 31, 2008 are summarized in the following table:

	March 31,	December 31,
(in thousands)	2009	2008

Finished goods	$92,607	$89,935
Work-in-process	5,230	13,275
Raw materials	25,408	25,198

Total inventories at current costs	123,245	128,408
Less:
LIFO reserve	(21,066)	(21,316)
Inventory valuation reserve	(4,121)	(4,176)

	$98,058	$102,916

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
6. SALE-LEASEBACK
On March 3, 2008, the Company sold approximately 63 acres of real estate located in Houston, TX used primarily by the Company’s Tubular Products segment for approximately $6,500,000 and recorded a gain of $1,486,000.
Pursuant to this sale, the Company entered into a sale-leaseback transaction, as amended on April 30, 2008, with the purchaser of the Houston, TX real estate for approximately 20 acres of the real estate and certain other assets for a ten year term at a monthly rental rate of $1,000 per acre with annual 3% increases. The April 30, 2008 amendment added approximately 9 acres of real estate (Temporary Premises) on a month to month term basis. The January 6, 2009 amendment terminated approximately 4 acres of the Temporary Premises. The lease is a “net” lease with the Company being responsible for taxes, maintenance, insurance and utilities. The Company will use the leased property for its threaded product operations.
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
7. RETIREMENT PLANS
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

Defined Benefit Plans
Net periodic pension costs for both plans for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Service cost	$7	$5
Interest cost	65	63
Expected return on plan assets	(57)	(72)
Prior service cost	1	2
Recognized net actuarial loss	35	13

Net periodic benefit cost	$51	$11

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
The expense associated with this plan for the three months ended March 31 was $415,000 in 2009 and $438,000 in 2008.
The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas. The expense associated with this active plan for the three months ended March 31, 2009 and 2008 was $7,000 and $8,000, respectively.
8. BORROWINGS
The Company’s maximum credit line is $90,000,000 under a fourth amendment to the Amended and Restated Revolving Credit and Security Agreement (Agreement) with a syndicate of three banks led by PNC Bank, N.A. The revolving credit facility is secured by substantially all of the trade receivables and inventory owned by the Company. Revolving credit facility availability under the Agreement is limited by the amount of eligible accounts receivable and inventory, applied against certain advance rates, and are limited to 85% of eligible receivables and 60% of eligible inventory. Additionally, the fourth amendment established a $20,000,000 term loan that was immediately applied to pay down existing amounts outstanding on the revolving credit facility. The term loan is being amortized on a term of seven years with a balloon payment on the remaining outstanding principal due at the maturity of the Agreement, May 2011. If average availability should fall below $10,000,000 over a 30-day period, the loans become immediately secured by a lien on the Company’s equipment that is not encumbered by other liens.
Revolving credit facility borrowings placed in LIBOR contracts are priced at prevailing LIBOR rates, plus 1.25%. Borrowings placed in other tranches are priced at the prevailing prime rate, minus 1.00%. The term loan base rate spread is fixed at minus 0.75% and the LIBOR spread is fixed at plus 1.50%.
The Company is permitted to use various additional debt instruments to finance capital expenditures, outside of borrowings under the Agreement, limited to an additional $10,000,000, and increases the Company’s permitted annual capital expenditures to $12,000,000. Under the amended Agreement, the Company maintains dominion over its cash at all times, as long as excess availability stays over $5,000,000 and there is no uncured event of default.
In March 2009, the Company entered into a fifth amendment to the Agreement which became effective as of December 31, 2008 and changed certain financial covenants included in the Agreement by creating an exclusion standard in the Agreement. This standard, which is met by the Company when revolving credit facility borrowings do not exceed $20,000,000 and unused borrowing commitment is at least $50,000,000, allows for certain items, as defined in the amendment, to be excluded in determining the minimum level for the fixed charge coverage ratio. Additionally, the amendment redefines the Company’s calculation of earnings before interest and taxes by excluding any charges and credits related to the Company’s LIFO method of accounting for inventory.

The fifth amendment also includes a revised minimum net worth covenant and a revised maximum level for annual consolidated capital expenditures of $15,000,000. As of March 31, 2009 the Company was in compliance with all of the Agreement’s covenants.
Under the term loan, the Company had $15,238,000 outstanding at March 31, 2009 of which $12,619,000 was noncurrent. At December 31, 2008 the Company had $15,952,000 outstanding of which $13,333,000 was noncurrent.
At March 31, 2009, there were no outstanding borrowings under the revolving credit facility and the Company had approximately $85,071,000 in unused borrowing commitment.
9. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(in thousands, except earnings per share)	2009	2008

Numerator:
Numerator for basic and diluted earnings per common share - net income available to common stockholders:	$3,019	$6,306

Denominator:
Weighted average shares	10,203	10,977

Denominator for basic earnings per common share	10,203	10,977

Effect of dilutive securities:
Employee stock options	100	162
Other stock compensation plans	36	2

Dilutive potential common shares	136	164

Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversions	10,339	11,141

Basic earnings per common share	$0.30	$0.57

Diluted earnings per common share	$0.29	$0.57

10. STOCK-BASED COMPENSATION
Stock Option Awards
The Company recorded stock compensation expense related to stock option awards of $16,000 and $29,000 for the three month periods ending March 31, 2009 and 2008, respectively. The related deferred tax benefits were $6,000 and $11,000, respectively.
The fair value of non-vested options at March 31, 2009 and December 31, 2008 was $71,000, with weighted average, grant date fair values of $5.71. At March 31, 2009, there was $9,000 of compensation expense related to nonvested awards, which is expected to be recognized over a weighted-average period of 0.1 years. At March 31, 2008, there was $101,000 of compensation expense related to nonvested awards which was expected to be recognized over a weighted-average period of 0.9 years.
There were no stock options granted during the first quarter of 2009 or 2008.
At March 31, 2009 and 2008, common stock options outstanding under the plans had option prices ranging from $2.75 to $14.77, with a weighted average exercise price of $5.54 and $5.85 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding at March 31, 2009 and 2008 are 3.3 years and 5.3 years.
There were no options exercised during the three month period ended March 31, 2009. Options exercised during the three month period ended March 31, 2008 totaled 99,380 shares. The weighted average exercise price per share of the options exercised during the three month period ended March 31, 2008 was $4.67. The total intrinsic value of options exercised during the three month period ended March 31, 2008 was $3,898,000.
A summary of the option activity as of March 31, 2009 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2009	194,700	$5.54	3.6
Granted	—	—
Canceled	—	—
Exercised	—	—

Outstanding at March 31, 2009	194,700	$5.54	3.3	$3,755,763

Exercisable at March 31, 2009	184,700	$5.15	3.2	$3,634,896

Shares issued as a result of stock option exercises generally are authorized but previously unissued common stock.
Restricted Stock Awards
For the three month periods ended March 31, 2009 and 2008, the Company granted approximately 18,000 and 19,000 shares, respectively, of restricted stock.
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
Performance Unit Awards
Under separate three year incentive plans pursuant to the 2006 Omnibus Plan, as amended, the Company granted the following performance units during the three month periods ended March 31:

				Aggregate
			Grant Date	Fair
Incentive Plan	Grant Date	Units	Fair Value	Value	Vesting Date

2008 - 2010	March 6, 2008	23,273	$40.03	$931,618	March 6, 2011
2009 - 2011	March 3, 2009	52,672	20.63	1,086,623	March 3, 2012

These awards can be earned based upon the Company’s performance relative to performance measures as defined in the plan. These awards are subject to forfeiture, cannot be transferred until four years after their grant date and will be converted into common stock of the Company based upon conversion multiples as defined in the underlying plan. The number of shares awarded under the 2009 — 2011 Three Year Incentive Plan was determined using an average grant date fair value of $23.21 over a ten day period in February 2009. The number of shares awarded under the 2008 — 2010 Three Year Incentive Plan was determined using an average grant date fair value of $43.91 over a ten day period in February 2008.
Other Long-term Awards
The Company granted the following restricted stock awards during the three month periods ended March 31:

			Aggregate
		Grant Date	Fair
Grant Date	Units	Fair Value	Value	Vesting Date

March 6, 2008	7,756	$40.03	$310,473	March 6, 2012
March 3, 2009	17,561	20.63	362,283	March 3, 2013
These forfeitable restricted stock awards time-vest after a four year holding period.
The Company recorded compensation expense of $106,000 and $135,000 for the three month periods ending March 31, 2009 and 2008, respectively, relative to the awards granted pursuant to the Performance Unit Awards and the Other Long-term Awards. Shares issued as a result of restricted stock awards generally are authorized but previously unissued common stock.
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

In late March of 2009, the Company discovered that some of the prestressed concrete railroad ties manufactured in 2004 by its CXT Rail operation in Grand Island, NE had failed in track. The failure appears to be attributable to the loss of bond between the prestressed wire and the concrete. The Company is currently investigating the cause of the failure and is continuing to work with its customer to perform field inspections of all rail lines where concrete tie failures have been sighted. While a definitive cause of the failure has not yet been determined, the Company believes the cause is related to equipment fatigue on one production line at its Grand Island, NE facility before it was reinforced in the summer of 2004 and subsequently decommissioned in the spring of 2005 when new equipment was installed in the fall of 2005.
The Company recorded a charge of $1,600,000 within cost of goods sold during the quarter ended March 31, 2009 for this issue. While the Company believes this is a reasonable estimate of this potential warranty claim, this estimate could change due to new information and future events. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our results of operations.
At March 31, 2009 the Company had outstanding letters of credit of approximately $3,805,000.
12. BUSINESS SEGMENTS
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.
The following table illustrates revenues and profits of the Company by segment:

	Three Months Ended,
	March 31, 2009		March 31, 2008
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit

Rail products	$54,366	$82	$46,191	$2,556
Construction products	36,087	2,241	39,986	2,908
Tubular products	7,291	1,360	7,264	1,021

Total	$97,744	$3,683	$93,441	$6,485

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2008.
The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Income for reportable segments	$3,683	$6,485
Cost of capital for reportable segments	4,935	4,474
Interest expense	(328)	(555)
Gain on sale of DM&E investment	—	2,022
Gain on sale of Houston, TX property	—	1,486
Interest income	295	815
Other income (expense)	143	(151)
LIFO credit (expense)	250	(293)
Corporate expense and other unallocated charges	(4,213)	(4,411)

Income before income taxes	$4,765	$9,872

13. COMPREHENSIVE INCOME
Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Net income	$3,019	$6,306
Market value adjustments for investments	(212)	—
Unrealized derivative gains on cash flow hedges	9	76

Comprehensive income	$2,816	$6,382

14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The Company adopted the required enhanced disclosures of SFAS 161 on January 1, 2009.
The Company does not purchase or hold any derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage interest rate exposure on variable-rate debt, primarily by using interest rate collars and variable interest rate swaps. The Company’s primary source of variable-rate debt comes from its revolving credit agreement.
At contract inception, the Company designates its derivative instruments as hedges. The Company recognizes all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income and reclassified into earnings within other income as the underlying hedged items affect earnings. To the extent that a change in interest rate derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.
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
During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. All of these contracts were settled as of December 31, 2008. During 2008, two of these Canadian dollar denominated commitments matured for a realized loss of approximately $129,000 which was reported as “Other (Income) Expense” within the Condensed Consolidated Statements of Operations.
In the fourth quarter of 2008, the Company entered into a commitment with a notional amount of approximately $630,000 to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain rail in the first quarter of 2009. During the first quarter of 2009, the Company determined that the receipt of Euros would not coincide with the purchase commitment and the Company recorded a loss of approximately $7,000 to record this commitment at market which was reported as “Other (Income) Expense” within the Condensed Consolidated Statements of Operations. The fair value of this instrument was a liability of $54,000 and was recorded in “Other Accrued Liabilities” as of December 31, 2008.
In the first quarter of 2009, the Company entered into commitments with notional amounts totaling approximately $974,000 to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain rail in the second quarter of 2009. The fair value of these instruments was a liability of $39,000 and was recorded in “Other accrued liabilities” and “Accumulated other comprehensive loss” as of March 31, 2009. For more information concerning the fair value measurements of these instruments, refer to Note 3, “Fair Value Measurements.”

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
General
L. B. Foster Company is a leading manufacturer, fabricator and distributor of products for rail, construction, utility and energy markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.
Recent Developments
In late March of 2009, we discovered that some of the prestressed concrete railroad ties manufactured in 2004 by our CXT Rail operation in Grand Island, NE had failed in track. The failure appears to be attributed to the loss of bond between the prestressed wire and the concrete. We are currently investigating the cause of the failure and are continuing to work with our customer to perform field inspections of all rail lines where concrete tie failures have been sighted. While a definitive cause of the failure has not yet been determined, we believe the cause is related to equipment fatigue on one production line at our Grand Island, NE facility before it was reinforced in the summer of 2004 and subsequently decommissioned in the spring of 2005 when our new equipment was installed in the fall of 2005.
We recorded a charge of $1.6 million within cost of goods sold during the quarter ended March 31, 2009 for this issue. While we believe this is a reasonable estimate of this potential warranty claim, this estimate could change due to new information and future events. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our results of operations.
Pursuant to the share repurchase program authorized by the Board of Directors in 2008, the Company purchased an additional 86,141 shares of its Common stock for approximately $1.9 million during the 2009 first quarter. For additional information regarding the Company’s share repurchase program, refer to Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” on page 24.
Critical Accounting Policies
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company’s policies or estimates since December 31, 2008. For more information regarding the Company’s critical accounting policies, please see the Management’s Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2008.
New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS 141R) which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. The Company adopted the provisions of this standard beginning January 1, 2009.
In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” (FSP FAS 157-2). FSP FAS 157-2 delayed the effective date of SFAS 157 for all non-recurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company adopted the provisions of this standard beginning January 1, 2009.

Quarterly Results of Operations

	Three Months Ended		Percent of Total Net Revenues		Percent
	March 31,		Period Ended March 31,		Increase/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
			Dollars in thousands

Net Sales:
Rail Products	$54,366	$46,191	55.6%	49.4%	17.7%
Construction Products	36,087	39,986	36.9	42.8	(9.8)
Tubular Products	7,291	7,264	7.5	7.8	0.4

Total Net Sales	$97,744	$93,441	100.0%	100.0%	4.6%

	Three Months Ended		Gross Profit Percentage		Percent
	March 31,		Period Ended March 31,		Increase/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
			Dollars in thousands

Gross Profit:
Rail Products	$4,522	$7,097	8.3%	15.4%	(36.3)%
Construction Products	7,249	7,657	20.1	19.1	(5.3)%
Tubular Products	2,014	1,527	27.6	21.0	31.9%
LIFO Credit (Expense)	250	(293)	0.3	(0.3)	(185.3)%
Other	(353)	(367)	(0.4)	(0.4)	(3.8)%

Total Gross Profit	$13,682	$15,621	14.0%	16.7%	(12.4)%

	Three Months Ended		Percent of Total Net Revenues		Percent
	March 31,		Period Ended March 31,		Increase/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
			Dollars in thousands

Expenses:
Selling and Administrative Expenses	$9,027	$9,366	9.2%	10.0%	(3.6)%
Interest Expense	328	555	0.3	0.6	(40.9)
Gain on Sale of DM&E Investment	—	(2,022)	* *	(2.2)	* *
Gain on Sale of Houston, TX Property	—	(1,486)	* *	(1.6)	* *
Interest Income	(295)	(815)	(0.3)	(0.9)	(63.8)
Other (Income) Expense	(143)	151	(0.1)	0.2	(194.7)

Total Expenses	8,917	5,749	9.1%	6.2%	55.1%

Income Before Income Taxes	4,765	9,872	4.9%	10.6%	(51.7)%
Income Tax Expense	1,746	3,566	1.8	3.8	(51.0)

Net Income	$3,019	$6,306	3.1%	6.7%	(52.1)%

**	Results of calculation are not material for presentation purposes.
First Quarter 2009 Compared to First Quarter 2008 — Company Analysis
Net income for the first quarter of 2009 was $0.29 per diluted share which compares to net income for the first quarter of 2008 of $0.57 per diluted share. Included in net income for the prior year quarter were pre-tax gains from the receipt of escrow proceeds related to the sale of our investment in the DM&E Railroad ($2.0 million) and the sale-leaseback of our Houston, TX facility ($1.5 million). Excluding these gains, net income for the prior year period was $0.36 per diluted share.
Our gross profit margin includes our current estimate of the impact of the LIFO method of accounting for inventory. Due principally to declining steel prices, we currently anticipate a positive adjustment resulting from our provision for LIFO while the prior year period included an estimated negative impact caused by inflation. Gross profit was adversely affected by the $1.6 million warranty charge, previously discussed in more detail in Recent Developments, related to certain concrete ties that failed in track.
Beginning in 2009 we began to see the impacts of our various initiatives designed to control selling and administrative expenses. The 2009 first quarter decrease primarily resulted from lower travel and entertainment expenses and outside services fees, offset in part by increased salaries. Interest expense decreased from the prior year period due principally to reduced borrowings and, to a lesser extent, lower interest rates. Reduced average cash and cash equivalents balances and lower rates contributed to reduced interest income earned on our various short-term investments during the first quarter of 2009. Income taxes in the first quarter were recorded at approximately 36.6%, a nominal increase from the prior year period of 36.1%.

Results of Operations — Segment Analysis
Rail Products

	Three Months Ended			Percent
	March 31,		Increase/(Decrease)	Increase/(Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008
			Dollars in thousands

Net Sales	$54,366	$46,191	$8,175	17.7%

Gross Profit	$4,522	$7,097	($2,575)	-36.3%

Gross Profit Percentage	8.3%	15.4%	-7.0%	-45.9%

First Quarter 2009 Compared to First Quarter 2008
Increased volumes within our new rail distribution business along with an increase in selling prices drove the increase in our Rail Products sales over the 2008 period. The rest of the rail businesses experienced decreased sales in the first quarter of 2009 compared to the prior year period. Our relay rail distribution business continues to be negatively impacted by significantly reduced Industrial market demand and due to low scrap steel prices. Ongoing reduced UPRR concrete tie purchasing levels continues to negatively impact our Grand Island, NE and Tucson, AZ facilities. Additionally, customer requested delivery delays and reduced overall demand have hampered our sales of concrete ties produced at our Spokane, WA facility. Finally, a lack of government funding has led to a reduction in sales within our transit products division.
The predominate cause of the decrease in our Rail Products gross profit in the 2009 first quarter was the $1.6 million concrete tie warranty expense recognized at our Grand Island, NE facility, discussed previously. In addition to the concrete tie warranty issue, the gross profit at our Grand Island, NE and Tucson, AZ facilities continues to be negatively impacted by the UPRR volume reductions, which has also led to increased unabsorbed plant expense. Also, our relay rail distribution business was negatively impacted by a significant decrease in the cost of scrap steel prices which has resulted in our selling higher priced inventory in a declining price environment. Our Spokane, WA facility has been negatively impacted due to the lack of higher margin sales of concrete turnout ties as well as competitive pricing pressures. Finally, product mix and competitive pricing pressures have reduced our gross profit in our transit products division.
Due to the recessionary economic environment that has negatively impacted freight railroad car loadings and our expectations that Class 1 railroad capital spending will decline by approximately 10%, we anticipate Rail Products Segment sales and gross profit to decline in 2009.
Construction Products

	Three Months Ended			Percent
	March 31,		Increase/(Decrease)	Increase/(Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008
			Dollars in thousands

Net Sales	$36,087	$39,986	($3,899)	-9.8%

Gross Profit	$7,249	$7,657	($408)	-5.3%

Gross Profit Percentage	20.1%	19.1%	0.9%	4.9%

First Quarter 2009 Compared to First Quarter 2008
Decreased volumes of piling products, partially offset by higher selling prices in the current quarter, led to the overall reduction in Construction Products sales. Offsetting these reductions in piling sales was improvement from our concrete buildings division which continues to benefit from increased new orders and unit installations.
In addition to the impact of volume declines within certain aspects of our piling division, selling higher priced inventory in a declining price environment also contributed to the reduction in our Construction Products gross profit margin. Volume related gross profit margin increases from our concrete buildings and product mix within our fabricated products divisions partially offset these decreases.

The heavy civil and public works construction markets that we participate in were soft nationwide during the first quarter of 2009 leading to a substantial reduction in bookings and backlog. However, we anticipate that this softening may be mitigated, in part, by strength in the bridge markets as well as certain other projects that may be funded from the recently signed American Recovery and Reinvestment Act stimulus bill.
Tubular Products

	Three Months Ended			Percent
	March 31,		Increase/(Decrease)	Increase/(Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008
			Dollars in thousands

Net Sales	$7,291	$7,264	$27	0.4%

Gross Profit	$2,014	$1,527	$487	31.9%

Gross Profit Percentage	27.6%	21.0%	6.6%	31.4%

First Quarter 2009 Compared to First Quarter 2008
While we believe that the end markets served by our Tubular Products will remain strong over the long term, downward trends in pricing and demand will reduce our profitability over the short term.
Changes within our product mix and favorable manufacturing variances have led to an increase in 2009 gross profit by our Tubular Products segment over the prior year period.
Liquidity and Capital Resources
The Company’s capitalization is as follows:
Debt:

	March 31,	December 31,
(In millions)	2009	2008

Term Loan, due May 2011	$15.2	$16.0
Capital Leases and Interim Lease Financing	8.2	9.0
Other (primarily revenue bonds)	2.6	2.5

Total Debt	26.0	27.5

Equity	218.6	217.6

Total Capitalization	$244.6	$245.1

The Company’s need for liquidity relates primarily to seasonal working capital requirements, capital expenditures, common stock repurchases and debt service obligations. We may also use cash to pursue potential strategic acquisitions.

The following table summarizes the year-to-date impact of these items:

	March 31,
(In millions)	2009	2008

Liquidity needs:
Working capital and other assets and liabilities	($17.4)	($14.2)
Common stock purchases	(1.9)	—
Capital expenditures	(0.6)	(2.1)
Scheduled repayments of long-term debt	(0.7)	(0.7)
Other long-term debt scheduled repayments	(0.8)	(0.8)
Cash interest paid	(0.5)	(0.5)

Net liquidity requirements	(21.9)	(18.3)

Liquidity sources:
Internally generated cash flows before interest paid	5.8	5.4
Proceeds from the sale of DM&E investment	—	2.0
Proceeds from asset sales	—	6.5
Equity transactions	—	0.5

Net liquidity sources	5.8	14.4

Net Change in Cash	($16.1)	($3.9)

Cash Flow from Operating Activities
During the first quarter of 2009, cash flows from operations used $12.1 million, an unfavorable increase of $2.9 million compared to the first quarter of 2008. Net income and adjustments to net income provided $5.2 million for the 2009 period. Offsetting this amount was cash used by certain operating activities of $17.3 million. The pay down of trade accounts payable, notably in our rail distribution business, was the primary cause of the reduction in cash for the three months ended March 31, 2009. Partially offsetting this cash reduction were the positive impacts from collections of trade accounts receivable and the utilization of inventories.
Cash Flow from Investing Activities
Capital expenditures were $0.6 million for the first three months of 2009 compared to $2.1 million for the same 2008 period. Current period expenditures were for plant and equipment improvements as well as technology infrastructure and application software. We anticipate total capital spending in 2009 will be approximately $4.0 million and funded by cash flow from operations.
Cash flows provided by investing activities for the three months ended March 31, 2008 included proceeds of $6.5 million and $2.0 million from the aforementioned threaded products facility and DM&E investment sale respectively.
Cash Flow from Financing Activities
The increase in cash used by financing activities is primarily related to purchases of 86,141 shares of our Common stock under our share repurchase program for approximately $1.9 million.
Financial Condition
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
Under the term loan, we had $15.2 million outstanding at March 31, 2009 of which $12.6 million was noncurrent.

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
In March 2009, we entered into a fifth amendment to the Agreement which became effective as of December 31, 2008 and changed certain financial covenants included in the Agreement by creating an exclusion standard in the Agreement. This standard, which is met when revolving credit facility borrowings do not exceed $20.0 million and unused borrowing commitment is at least $50.0 million, allows for certain items, as defined in the amendment, to be excluded in determining the minimum level for the fixed charge coverage ratio. Additionally, the amendment redefines our calculation of earnings before interest and taxes by excluding any charges and credits related to our LIFO method of accounting for inventory.
The fifth amendment also includes a revised minimum net worth covenant and a revised maximum level for consolidated capital expenditures. As of March 31, 2009 we were in compliance with all of the Agreement’s covenants.
We routinely review our portfolio of businesses and contemplate potential acquisitions and dispositions from time to time. We are currently assessing a number of options for the potential use of the above funds and sources of financing, including, but not limited to, debt reduction, strategic acquisitions, organic reinvestment in the existing business, continued share repurchases and other general corporate purposes.
As far as near-term future business activity levels for 2009 are concerned, we have seen recent evidence of both strength and weakness, with more evidence of weakness. At the present time we are unable to determine the extent or the duration of any additional effects that the current credit and economic crisis will have on our results of operations and financial position.
We do, however, continue in this period of uncertainty in an extremely strong financial position. As noted, as of March 31, 2009, we had approximately $99.0 million in cash and short-term instruments and a $90.0 million revolving credit facility with approximately $85.1 million of availability and $26.0 million in long-term debt. We believe this capacity will afford us the flexibility to take advantage of opportunities that we may encounter or weather the current economic downturn, if need be, as future circumstances dictate.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2008 is included in the “Liquidity and Capital Resources” section of the Company’s 2008 Annual Report filed on Form 10-K. There have been no significant changes to the Company’s contractual obligations relative to the information presented in the Form 10-K. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.
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
Outlook
Our businesses and results of operations have recently been impacted by the downturn in the global economy beginning in late 2008. We believe that the current recession, continued credit concerns and uncertain stimulus legislation will present challenges to the many end markets to which we sell. As a result of anticipated reduced demand for certain of our products as well as sharply falling commodity prices over the last several months, we expect to battle margin compression for at least the next six months and we have implemented certain cost reduction measures in January 2009 in anticipation of these concerns. While we expect to be challenged in 2009 by reduced sales volumes, reduced production volumes and a recessionary economic environment, we also expect to be profitable and to generate solid positive cash flow. We believe that when conditions do improve, and we do not know when that might be, the markets we participate in will be among the first to benefit from such an improvement. As previously mentioned, we also continue in this period of uncertainty in an extremely strong financial position.
Our agreement with the Union Pacific Railroad (UPRR) includes their purchasing concrete ties from our Grand Island, NE facility through 2010 and our Tucson, AZ facility through 2012. While the UPRR will continue to purchase concrete ties under this agreement, total concrete ties purchased by the UPRR in 2009 will be at best consistent with its 2008 purchase levels. We are currently uncertain when the UPRR purchasing level for concrete ties will improve and as a result both of our Grand Island, NE and Tucson, AZ facilities are operating at approximately 40% of capacity. We are actively pursuing product sales opportunities to other third parties at both of these locations.
Our ARP facilities in Niles, OH and Pueblo, CO have contracts with Class 1 railroads that are periodically subject to renewal which account for a significant portion of this division’s business. If we are unable to successfully renew these contracts, our results of operations and financial position could be negatively impacted.
We have made a strategic decision to limit our use of foreign suppliers for our North American rail distribution business, as we believe that the long-term impact of this decision will deliver positive impacts to our results of operations and financial position. Additionally, there have been more significant increases in the prices of these products from our international suppliers. Due to this decision, the short-term impact may reduce the sales recorded by our rail distribution division and negatively impact our results of operations and financial position.
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
Although backlog is not necessarily indicative of future operating results, total Company backlog at March 31, 2009, was approximately $130.9 million, a 24.6% decrease compared to March 31, 2008. The following table provides the backlog by business segment:

	Backlog
	March 31,	December 31,	March 31,
(In thousands)	2009	2008	2008

Rail Products	$56,705	$68,438	$57,410
Construction Products	69,401	57,626	110,215
Tubular Products	4,794	6,524	6,035

Total Backlog	$130,900	$132,588	$173,660

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
During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008. All of these contracts were settled as of December 31, 2008. During 2008, two of these Canadian dollar denominated commitments matured for a realized loss of approximately $0.1 million which was reported as “Other (Income) Expense” within the Condensed Consolidated Statements of Operations.
In the fourth quarter of 2008, the Company entered into a commitment with a notional amount of approximately $0.6 million to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain rail in the first quarter of 2009. During the first quarter of 2009, the Company determined that the receipt of Euros would not coincide with the purchase commitment and the Company recorded a loss of approximately $7,000 to record this commitment at market which was reported as “Other (Income) Expense” within the Condensed Consolidated Statements of Operations. The fair value of this instrument was a liability of $0.1 million and was recorded in “Other Accrued Liabilities” as of December 31, 2008.
In the first quarter of 2009, the Company entered into commitments with notional amounts totaling approximately $1.0 million to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain rail in the second quarter of 2009. The fair value of these instruments was a liability of $39,000 and was recorded in “Other accrued liabilities” as of March 31, 2009.
Forward-Looking Statements
Statements relating to the value of the Company’s share of potential future contingent payments related to the DM&E merger with the Canadian Pacific Railway Limited (CP) are forward-looking statements and are subject to numerous contingencies and risk factors. The CP has stated that it may take several years for it to determine whether to construct the Powder River Basin Expansion Project.
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
A significant portion of our Construction segment net sales and profits are related to the purchase and resale of piling products. Our primary supplier relationship with Gerdau Ameristeel Corporation remains intact. However, no assurances can be given and, if we are unable to continue to distribute any of the products of Gerdau Ameristeel Corporation, our results of operations and liquidity could be adversely affected.
Unexpected events including production delays or other problems encountered at our manufacturing facilities, equipment failures, failure to meet product specifications, additional concrete railroad tie defects and the availability of existing and new piling and rail products may cause our operating costs to increase or otherwise impact our financial performance.
The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company. For a discussion of some of the specific risk factors, that may cause such differences, see the Company’s Form 10-K for the year ended December 31, 2008.
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
Item 4. CONTROLS AND PROCEDURES
a)	L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

b)	There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.
PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
See Note 11, “Commitments and Contingent Liabilities”, to the Condensed Consolidated Financial Statements.
Item 1A. RISK FACTORS
There has not been any material change in the risk factors disclosure from that contained in the Company’s 10-K for the year ended December 31, 2008.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s and affiliated purchaser’s purchases of equity securities for the three month period ended March 31, 2009 were as follows:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
		Average	Purchased as	that May Yet Be
	Total Number	Price	Part of Publicly	Purchased Under
	Of Shares	Paid per	Announced Plans	the Plans
	Purchased (1)	Share	or Programs	or Programs

As of December 31, 2008	865,532	$30.60	865,532	$13,518,222

January 1, 2009 - January 31, 2009	—	—	—	—
February 1, 2009 - February 28, 2009	—	—	—	—
March 1, 2009 - March 31, 2009	86,141	21.63	86,141	1,863,328

Total	951,673	$30.60	951,673	$11,654,894

(1)	On May 12, 2008, the Board of Directors authorized the repurchase of up to $25,000,000 of the Company’s common shares until June 30, 2010. On October 28, 2008, the Board of Directors authorized the repurchase of up to an additional $15,000,000 of the Company’s common shares until December 31, 2010 at which time this authorization will expire.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS
The Exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:
3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2	Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2007.

4.0	Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

4.1	Rights Amendment, dated as of October 24, 2006, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4B to Form 8-K on October 27, 2006.

10.0	Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.

10.0.1	First Amendment to Revolving Credit and Security Agreement dated September 13, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.1 to Form 8-K on September 14, 2005.

10.0.3	Third Amendment to Revolving Credit and Security Agreement dated February 8, 2007, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.3 to Form 8-K on February 9, 2007.

10.0.5	Fifth Amendment to Revolving Credit and Security Agreement dated March 4, 2009, between Registrant and PNC Bank, N.A., Bank of America, N.A., and First Commonwealth Bank, filed as Exhibit 10.0.5 to Form 10-K for the year ended December 31, 2008.

10.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

10.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.

10.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

10.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

10.12.5	Sixth Amendment dated May 9, 2006 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2006.

10.12.6	Seventh Amendment dated April 28, 2008 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.6 to Form 8-K of May 2, 2008.

10.13	Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

10.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2007.

10.14	Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.

10.15	Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, and filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.15.1	Industry Track Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.16	Lease Agreement dated March 3, 2008 between CCI-B Langfield I, LLC, as Lessor, and Registrant as Lessee, related to Registrant’s threading operation in Harris County, Texas and filed as Exhibit 10.16 to Form 8-K on March 7, 2008.

10.16.1	First Amendment dated April 1, 2008 to lease between CCI-B Langfield I, LLC, as Lessor, and Registrant as Lessee, related to Registrant’s threading operation in Harris County, Texas, filed as Exhibit 10.16.1 to Form 8-K on May 1, 2008.

10.16.2	Second Amendment dated January 6, 2009 to lease between CCI-B Langfield I, LLC, as lessor, and Registrant as Lessee, related to Registrant’s threading operation in Harris County, Texas, filed as Exhibit 10.16.2 to Form 10-K for the year ended December 31, 2008.

10.17	Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, and filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2007.

10.19	Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL, dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

10.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 2006.

10.20	Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

^ 10.21	Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.

^ 10.21.1	Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.

10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005. **

10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **

10.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 8-K on May 31, 2006. **

10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005. **

10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2005. **

10.46	Leased Vehicle Plan as amended and restated on September 1, 2007, filed as Exhibit 10.46 to Form 10-Q for the quarter ended September 30, 2007. **

10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2009, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2008. **

10.53	Directors’ resolution dated March 6, 2008, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 10-Q for the quarter ended March 31, 2008. **

10.55	Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007. **

10.56	2005 Three Year Incentive Plan, filed as Exhibit 10.56 to Form 8-K on May 31, 2005. **

10.57	2006 Omnibus Incentive Plan, effective May 24, 2006, filed as Exhibit 10.57 to Form 8-K on May 31, 2006. **

10.57.1	2006 Omnibus Plan, as amended and restated March 6, 2008, filed as exhibit 10.57.1 to Form 8-K on March 12, 2008. **

10.58	Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **

10.59	Executive Annual Incentive Compensation Plan, filed as Exhibit 10.59 to Form 8-K on March 12, 2008. **

10.60	Letter agreement on Lee B. Foster II’s retirement, filed as Exhibit 10.59 to Form 8-K on April 22, 2008. **

19	Exhibits marked with an asterisk are filed herewith.

* 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY (Registrant)
Date: May 8, 2009	By:	/s/ David J. Russo
David J. Russo
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer of Registrant)