Form 10-Q
period 2009-06-30
FOSTER L B CO
filed 2009-08-07
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2009
Common Stock, Par Value $.01	10,155,714 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$118,090	$115,074
Accounts and notes receivable:
Trade	49,688	63,271
Other	343	1,042

	50,031	64,313
Inventories	94,293	102,916
Current deferred tax assets	2,911	2,931
Prepaid income taxes	1,520	—
Other current assets	1,641	1,221

Total Current Assets	268,486	286,455

Property, Plant & Equipment — At Cost	99,522	97,439
Less Accumulated Depreciation	(61,506)	(57,450)

	38,016	39,989

Other Assets:
Goodwill	350	350
Other intangibles — net	31	37
Investments	4,541	2,856
Deferred tax assets	2,035	2,026
Other assets	367	407

Total Other Assets	7,324	5,676

TOTAL ASSETS	$313,826	$332,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,813	$5,777
Accounts payable — trade	45,926	62,612
Accrued payroll and employee benefits	4,323	8,000
Other accrued liabilities	7,502	7,802

Total Current Liabilities	63,564	84,191

Long-Term Debt, Term Loan	11,905	13,333

Other Long-Term Debt	6,754	8,401

Deferred Tax Liabilities	2,426	2,046

Other Long-Term Liabilities	6,497	6,587

STOCKHOLDERS’ EQUITY:
Common stock	111	111
Paid-in capital	47,698	47,585
Retained earnings	202,731	197,060
Treasury stock — at cost	(27,836)	(26,482)
Accumulated other comprehensive loss	(24)	(712)

Total Stockholders’ Equity	222,680	217,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,826	$332,120

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net Sales	$93,771	$129,833	$191,515	$223,274
Cost of Goods Sold	80,939	107,948	165,001	185,768

Gross Profit	12,832	21,885	26,514	37,506

Selling and Administrative Expenses	8,612	9,959	17,639	19,325
Interest Expense	333	488	661	1,043
Gain on Sale of DM&E Investment	—	—	—	(2,022)
Gain on Sale of Houston, TX Property	—	—	—	(1,486)
Interest Income	(212)	(586)	(507)	(1,401)
Other (Income) Expense	(186)	(135)	(329)	16

	8,547	9,726	17,464	15,475

Income Before Income Taxes	4,285	12,159	9,050	22,031

Income Tax Expense	1,633	4,502	3,379	8,068

Net Income	$2,652	$7,657	$5,671	$13,963

Basic Earnings Per Share	$0.26	$0.70	$0.56	$1.28

Diluted Earnings Per Share	$0.26	$0.69	$0.55	$1.26

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months
	Ended June 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$5,671	$13,963
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	11	4
Depreciation and amortization	4,311	4,408
Gain on sale of DM&E investment	—	(2,022)
Gain on sale of property, plant and equipment	(1)	(1,476)
Deferred gain amortization on sale-leaseback	(107)	(72)
Stock-based compensation	545	652
Unrealized loss on derivative mark-to-market	32	34
Excess tax benefit from share-based compensation	(56)	(754)

Change in operating assets and liabilities:
Accounts receivable	14,282	(20,255)
Inventories	8,623	(3,002)
Other current assets	(420)	(378)
Prepaid income tax	(1,464)	—
Other noncurrent assets	15	15
Accounts payable — trade	(16,686)	12,304
Accrued payroll and employee benefits	(3,677)	(5,439)
Other current liabilities	(300)	(425)
Other liabilities	17	(446)

Net Cash Provided (Used) by Operating Activities	10,796	(2,889)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	1	6,500
Proceeds from sale of DM&E investment	—	2,022
Capital contributions to equity method investment	(650)	—
Capital expenditures on property, plant and equipment	(2,306)	(3,134)

Net Cash (Used) Provided by Investing Activities	(2,955)	5,388

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt, term loan	(1,428)	(1,666)
Proceeds from exercise of stock options and stock awards	21	464
Tax benefit related to stock options exercised	56	754
Treasury stock acquisitions	(1,863)	(13,831)
Repayments of other long-term debt	(1,611)	(1,669)

Net Cash Used by Financing Activities	(4,825)	(15,948)

Net Increase (Decrease) in Cash and Cash Equivalents	3,016	(13,449)

Cash and Cash Equivalents at Beginning of Period	115,074	121,097

Cash and Cash Equivalents at End of Period	$118,090	$107,648

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$593	$996

Income Taxes Paid	$7,253	$9,096

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. Amounts included in the balance sheet as of December 31, 2008 were derived from our audited balance sheet. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. We have evaluated all subsequent events through August 7, 2009, the date the financial statements were issued.
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the provisions of this standard beginning June 30, 2009.
In June 2009, the FASB issued SFAS no. 167, “Amendments to FASB interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation 46(R) (FIN 46R) and changes the consolidation guidance applicable to a variable interest entity (VIE). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.
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
Cash and cash equivalents. Included within “Cash and cash equivalents” are principally investments in tax-free and taxable money market funds with municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds, all of which maintain AAA credit ratings. Also included within cash and cash equivalents are our investments in bank certificates of deposit. The Company uses quoted market prices to determine the fair value of these investments and they are classified in Level 1 of the fair value hierarchy. The carrying amounts approximate fair value because of the short maturity of the instruments.
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
Derivative contracts. The Company uses significant other observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets to determine the fair value of its derivative contracts. These instruments consist of foreign exchange contracts, are included within “Other accrued liabilities,” and are classified in Level 2 of the fair value hierarchy. Fluctuations in the fair values of derivative instruments are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings. No such instruments were outstanding at June 30, 2009.

The following assets and liabilities were measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009 and December 31, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$105,418	$105,418	$—	$—
Bank certificates of deposit	10,250	10,250	—	—

Cash equivalents at fair value	115,668	115,668	—	—

Available-for-sale securities	3,891	3,891	—	—

Total Assets	$119,559	$119,559	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Assets
Money market funds	$104,257	$104,257	$—	$—
Bank certificates of deposit	10,158	10,158	—	—

Cash equivalents at fair value	114,415	114,415	—	—

Available-for-sale securities	2,856	2,856	—	—

Total Assets	$117,271	$117,271	$—	$—

Liabilities
Derivatives	$(54)	$—	$(54)	$—

Total other accrued liabilities	(54)	—	(54)	—

Total Liabilities	$(54)	$—	$(54)	$—

4. ACCOUNTS RECEIVABLE
Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 2009 and December 31, 2008 have been reduced by an allowance for doubtful accounts of ($1,369,000) and ($2,637,000), respectively. The decrease in the allowance for doubtful accounts was due to the write-off of previously reserved trade accounts receivable.

5. INVENTORIES
Inventories of the Company at June 30, 2009 and December 31, 2008 are summarized in the following table:

	June 30,	December 31,
(in thousands)	2009	2008

Finished goods	$87,672	$89,935
Work-in-process	7,470	13,275
Raw materials	23,336	25,198

Total inventories at current costs	118,478	128,408
Less:
LIFO reserve	(19,559)	(21,316)
Inventory valuation reserve	(4,626)	(4,176)

	$94,293	$102,916

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
6. INVESTMENTS
Investments of the Company at June 30, 2009 and December 31, 2008 are summarized in the following table:

	June 30,	December 31,
(in thousands)	2009	2008

Available-for-sale marketable securities	$3,891	$2,856
Nonconsolidated equity method investments	650	—

	$4,541	$2,856

Available-for-sale marketable securities were recorded with a cost of approximately $1,714,000 and there are no gross unrealized losses. Gross unrealized gains related to the Company’s available-for-sale securities are included within accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and were approximately $2,177,000 and $1,142,000 at June 30, 2009 and December 31, 2008, respectively.
Effective May 26, 2009, the Company completed the formation of a joint venture. The Company has a 45% ownership interest in the new joint venture which will build a facility to manufacture, market and sell various products for the energy, utility and construction markets.
7. SALE-LEASEBACK
On March 3, 2008, the Company sold approximately 63 acres of real estate located in Houston, TX used primarily by the Company’s Tubular Products segment for approximately $6,500,000 and recorded a gain of $1,486,000.
Pursuant to this sale, the Company entered into a sale-leaseback transaction, as amended on April 30, 2008, with the purchaser of the Houston, TX real estate for approximately 20 acres of the real estate and certain other assets for a ten year term at a monthly rental rate of $1,000 per acre with annual 3% increases. The April 30, 2008 amendment added approximately 9 acres of real estate (Temporary Premises) on a month to month term basis. The January 6, 2009 amendment terminated the lease of approximately 4 acres of the Temporary Premises. The lease is a “net” lease with the Company being responsible for taxes, maintenance, insurance and utilities. The Company uses the leased property for its threaded product operations.
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
8. RETIREMENT PLANS
Retirement Plans
The Company has four plans covering all hourly and salaried employees, specifically two defined benefit plans (one active and one frozen) and two defined contribution plans. Employees are eligible to participate in these specific plans based on their employment classification. The Company’s funding to the defined benefit and defined contribution plans is governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines. The Company policy is to contribute at least the minimum funding required by ERISA.
Defined Benefit Plans
Net periodic pension costs for both plans for the three and six month periods ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Service cost	$7	$5	$14	$10
Interest cost	65	63	130	126
Expected return on plan assets	(57)	(72)	(114)	(144)
Prior service cost	1	2	2	4
Recognized net actuarial loss	35	12	70	25

Net periodic benefit cost	$51	$10	$102	$21

The Company expects to contribute $135,000 to its defined benefit plans in 2009. Contributions through June 30, 2009 were $90,000.
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
The expense associated with this plan for the three months ended June 30 was $338,000 in 2009 and $580,000 in 2008 and for the six months ended June 30 was $753,000 in 2009 and $1,018,000 in 2008.
The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas. The expense associated with this active plan for the three months ended June 30, 2009 and 2008 was $9,000 and for the six months ended June 30, 2009 and 2008 was $16,000 and $17,000, respectively.
9. BORROWINGS
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
Revolving credit facility borrowings placed in LIBOR contracts are priced at prevailing LIBOR rates, plus 1.25%. Borrowings placed in other tranches are priced at the prevailing prime rate, minus 1.00%. The term loan base rate spread is fixed at prime minus 0.75% and the LIBOR spread is fixed at plus 1.50%.
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
The fifth amendment also includes a revised minimum net worth covenant and a revised maximum level for annual consolidated capital expenditures of $15,000,000. As of June 30, 2009, the Company was in compliance with all of the Agreement’s covenants.
Under the term loan, the Company had $14,524,000 outstanding at June 30, 2009 of which $11,905,000 was noncurrent. At December 31, 2008 the Company had $15,952,000 outstanding of which $13,333,000 was noncurrent.
At June 30, 2009, there were no outstanding borrowings under the revolving credit facility and the Company had approximately $76,334,000 in unused borrowing availability.
10. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except earnings per share)	2009	2008	2009	2008

Numerator:
Numerator for basic and diluted earnings per common share - net income available to common stockholders:	$2,652	$7,657	$5,671	$13,963
Denominator:
Weighted average shares	10,148	10,900	10,176	10,939

Denominator for basic earnings per common share	10,148	10,900	10,176	10,939

Effect of dilutive securities:
Employee stock options	101	137	101	151
Other stock compensation plans	26	3	41	7

Dilutive potential common shares	127	140	142	158

Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversions	10,275	11,040	10,318	11,097

Basic earnings per common share:	$0.26	$0.70	$0.56	$1.28

Diluted earnings per common share:	$0.26	$0.69	$0.55	$1.26

11. STOCK-BASED COMPENSATION
The Company applies the provisions of SFAS No. 123(R), “Share-Based Payment” and related interpretations (SFAS No. 123R) to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $422,000 and $623,000, respectively, for the three month periods ended June 30, 2009 and 2008 and $545,000 and $652,000 for the six month periods ended June 30, 2009 and 2008, respectively, related to stock option awards, restricted stock awards and performance unit awards as discussed below.
Stock Option Awards
The Company recorded stock compensation expense related to stock option awards of $25,000 and $55,000 for the six month periods ending June 30, 2009 and 2008, respectively. The related deferred tax benefits at June 30, 2009 and 2008 were $9,000 and $22,000, respectively.
There were no nonvested awards at June 30, 2009. At June 30, 2008, there was $74,000 of compensation expense related to nonvested awards which was expected to be recognized over a weighted-average period of 0.7 years.
There were no stock options granted during the first six months of 2009 or 2008.
At June 30, 2009 and 2008, common stock options outstanding under the plans had option prices ranging from $2.75 to $14.77, with a weighted average exercise price of $5.59 and $5.85 per share, respectively.
The weighted average remaining contractual life of the stock options outstanding at June 30, 2009 and 2008 are 3.1 years and 4.1 years, respectively.
Options exercised during the six month periods ended June 30, 2009 and 2008 totaled 5,500 and 99,380 shares, respectively. The weighted average exercise price per share of the options exercised during the six month periods ended June 30, 2009 and 2008 were $3.78 and $4.67, respectively. The total intrinsic value of options exercised during the three month period ended June 30, 2009 was $153,000. There were no options exercised during the three month period ended June 30, 2008. The total intrinsic value of options exercised during the six month periods ended June 30, 2009 and 2008 were $153,000 and $3,898,000, respectively.
A summary of the option activity as of June 30, 2009 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2009	194,700	$5.54	3.6
Granted	—	—
Canceled	—	—
Exercised	(5,500)	3.78

Outstanding at June 30, 2009	189,200	$5.59	3.1	$4,631,616

Exercisable at June 30, 2009	189,200	$5.59	3.1	$4,631,616

Shares issued as a result of stock option exercises generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.
Restricted Stock Awards
During the six month periods ended June 30, 2009 and 2008 there were 10,500 fully vested restricted stock awards granted to the outside directors of the Company. The weighted average fair value per share of these restricted stock awards was $29.89 and $32.61, respectively.

Compensation expense recorded by the Company related to restricted stock awards was approximately $314,000 and $342,000, respectively, for the three and six month periods ended June 30, 2009 and 2008.
A summary of the restricted stock awards activity as of June 30, 2009 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Restricted	Fair	Contractual	Fair
	Shares	Value	Term	Value

Outstanding at January 1, 2009	—	$—	—	$—
Granted	10,500	29.89		313,845
Vested	(10,500)	29.89		(313,845)
Canceled	—	—

Outstanding at June 30, 2009	—	$—	—	$—

Relative to the restricted stock awards granted to the non-outside directors and the performance unit awards, the Company recorded compensation expense of $100,000 and $120,000, respectively, for the three month periods ended June 30, 2009 and 2008. For the six month periods ended June 30, 2009 and 2008, the Company recorded compensation expense of $206,000 and $255,000, respectively, for these awards. Shares issued as a result of restricted stock awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.
For the six month periods ended June 30, 2009 and 2008, the Company granted approximately 18,000 and 12,000 shares, respectively, of restricted stock to individuals who are not outside directors:

			Aggregate
		Grant Date	Fair
Grant Date	Units	Fair Value	Value	Vesting Date

March 6, 2008	7,756	$40.03	$310,473	March 6, 2012
June 2, 2008	3,850	34.19	131,632	June 2, 2012
March 3, 2009	17,561	20.63	362,283	March 3, 2013
These forfeitable restricted stock awards time-vest after a four year holding period.
In addition to the 12,000 shares of restricted stock granted as of June 30, 2008 noted above, the Company granted, pursuant to the 2006 Omnibus Plan, as amended, approximately 11,000 fully-vested shares during 2008 in lieu of a portion of the cash payment earned under the 2005 – 2007 Three Year Incentive Plan. This non-cash transaction of $467,000 is reflected as an increase to “Paid-in capital” in the Consolidated Balance Sheet at December 31, 2008. These shares are not voluntarily transferable until May 1, 2010. The number of shares awarded under this plan was determined using an average share price of $43.91 over a ten day period in February 2008. When these shares were awarded on March 6, 2008, the grant date fair value per share was $40.03.
Performance Unit Awards
Under separate three year incentive plans pursuant to the 2006 Omnibus Plan, as amended, the Company granted the following performance units during the six month periods ended June 30:

				Aggregate
			Grant Date	Fair
Incentive Plan	Grant Date	Units	Fair Value	Value	Vesting Date

2008 — 2010	March 6, 2008	23,273	$40.03	$931,618	March 6, 2011
2009 — 2011	March 3, 2009	52,672	20.63	1,086,623	March 3, 2012

These awards can be earned based upon the Company’s performance relative to performance measures as defined in the plan. These awards are subject to forfeiture, cannot be transferred until four years after their grant date and will be converted into common stock of the Company based upon conversion multiples as defined in the underlying plan. The aggregate fair value in the above table is based upon reaching 100% of the performance targets as defined in the underlying plan. The number of shares awarded under the 2009 – 2011 Three Year Incentive Plan was determined using an average grant date fair value of $23.21 over a ten day period in February 2009. The number of shares awarded under the 2008 – 2010 Three Year Incentive Plan was determined using an average grant date fair value of $43.91 over a ten day period in February 2008.
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
In late March of 2009, the Company discovered that some of the prestressed concrete railroad ties manufactured in 2004 and 2005 by its CXT Rail operation in Grand Island, NE had failed in track. The Company believes the cause is related to equipment fatigue on one production line at its Grand Island, NE facility before it was retrofitted with new equipment in the fall of 2005. The Company recorded a charge of $1,600,000 within cost of goods sold for the Company’s estimate of cracked concrete ties as of the quarter ended March 31, 2009.
During the second quarter of 2009, along with customer personnel, the Company inspected the ties in question to confirm the number of cracked concrete ties. Upon conclusion of this inspection, the Company recorded an additional charge of $1,124,000 within cost of goods sold during the quarter ended June 30, 2009 bringing the cumulative warranty charge related to this issue to $2,724,000.

For certain manufactured products, the Company maintains a product liability accrual which is adjusted on a monthly basis as a percentage of cost of sales. This product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims. The following table illustrates the Company’s product warranty accrual:

(in thousands)

Balance at December 31, 2008	$1,633
Additions to warranty liability	1,771
Warranty liability utilized	(409)

Balance at March 31, 2009	2,995
Additions to warranty liability	1,409
Warranty liability utilized	(301)

Balance at June 30, 2009	$4,103

Included within the above table is the concrete tie warranty of approximately $3,461,000 as of June 30, 2009 and includes the previously discussed additional charges. While the Company believes this is a reasonable estimate of this potential warranty claim, this estimate could change due to new information and future events. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our results of operations.
At June 30, 2009 the Company had outstanding letters of credit of approximately $2,859,000.
13. BUSINESS SEGMENTS
The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.
The following table illustrates revenues and profits of the Company by segment:

	Three Months Ended,		Six Months Ended,
	June 30, 2009		June 30, 2009
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit/(Loss)	Sales	Profit/(Loss)

Rail products	$44,289	$(1,131)	$98,655	$(1,049)
Construction products	44,473	3,088	80,560	5,329
Tubular products	5,009	44	12,300	1,404

Total	$93,771	$2,001	$191,515	$5,684

	Three Months Ended,		Six Months Ended,
	June 30, 2008		June 30, 2008
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit

Rail products	$60,843	$5,322	$107,034	$7,878
Construction products	60,039	7,603	100,025	10,511
Tubular products	8,951	1,825	16,215	2,846

Total	$129,833	$14,750	$223,274	$21,235

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2008.

The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Income for reportable segments	$2,001	$14,750	$5,684	$21,235
Cost of capital for reportable segments	4,764	4,956	9,699	9,430
Interest expense	(333)	(488)	(661)	(1,043)
Gain on sale of DM&E investment	—	—	—	2,022
Gain on sale of Houston, TX property	—	—	—	1,486
Interest income	212	586	507	1,401
Other income (expense)	186	135	329	(16)
LIFO credit (expense)	1,507	(2,470)	1,757	(2,763)
Corporate expense and other unallocated charges	(4,052)	(5,310)	(8,265)	(9,721)

Income before income taxes	$4,285	$12,159	$9,050	$22,031

14. COMPREHENSIVE INCOME
Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Net income	$2,652	$7,657	$5,671	$13,963
Market value adjustments for investments	866	—	654	—
Unrealized derivative gains (losses) on cash flow hedges	25	(4)	34	72

Comprehensive income	$3,543	$7,653	$6,359	$14,035

15. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
In the first quarter of 2009, the Company entered into commitments with notional amounts totaling approximately $974,000 to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain rail in the second quarter of 2009. During the second quarter of 2009, these commitments matured for a realized gain of approximately $105,000. All of these contracts were settled as of June 30, 2009. For more information concerning the fair value measurements of these instruments, refer to Note 3, “Fair Value Measurements.”
16. SUBSEQUENT EVENTS
We have evaluated all subsequent events through August 7, 2009, the date the financial statements were issued. Through that date the Company sold a portion of its investment in available-for-sale marketable securities. The Company sold shares with original cost of approximately $921,000 for a gain of approximately $1,194,000. These shares were recorded at fair market value of approximately $2,090,000 as of June 30, 2009. The Company utilized the specific identification method to determine the cost of the securities sold.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
General
L. B. Foster Company is a leading manufacturer, fabricator and distributor of products for rail, construction, utility and energy markets. The Company is comprised of three business segments: Rail products, Construction products and Tubular products.
Recent Developments
In late March of 2009, we discovered that some of the prestressed concrete railroad ties manufactured between 2004 and 2005 by our CXT Rail operation in Grand Island, NE had failed in track. We believe the cause is related to equipment fatigue on one production line at our Grand Island, NE facility before it was retrofitted with new equipment in the fall of 2005. We recorded a charge of $1.6 million within cost of goods sold for our estimate of cracked concrete ties as of the quarter ended March 31, 2009.
During the second quarter of 2009, along with Union Pacific Railroad (UPRR) personnel, we inspected the ties in question to confirm the number of cracked concrete ties. Upon conclusion of this inspection, we recorded an additional charge of $1.1 million within cost of goods sold during the quarter ended June 30, 2009 bringing our cumulative warranty charge related to this issue to $2.7 million.
While we believe this is a reasonable estimate of this potential warranty claim, this estimate could change due to new information and future events. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our results of operations.
Also during the second quarter of 2009, the UPRR notified us that they would not accept certain prestressed concrete railroad ties produced at our Grand Island, NE facility due to questionable quality of certain raw materials. We believe this issue is isolated to below-specification raw material used in the production process received from one supplier. We brought these concrete ties back into inventory and wrote them down to our expected net realizable value.
The impact of these rejected prestressed concrete railroad ties was a net unfavorable charge to gross profit of approximately $2.6 million.

In May 2009, we completed the formation of a joint venture. We have a 45% ownership interest in the new joint venture and made initial capital contributions of $0.7 million in June 2009 and $0.2 million in July 2009 as part of our total initial capital contribution of $0.9 million. We are also required to make additional capital contributions of $1.4 million to the joint venture. This venture will build a facility to manufacture, market and sell various products for the energy, utility and construction markets. This investment will be accounted for under the equity method of accounting as we have the ability to exert significant influence, but not control, over operating and financial policies.
As of June 30, 2009, we reported investments in available-for-sale marketable securities with a fair value of approximately $3.9 million. In July 2009, we sold a portion of this investment for approximately $2.1 million in proceeds and recorded a corresponding gain of approximately $1.2 million.
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
There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2008. However, due to the significance of activity in the first six months of 2009, we have made additional disclosure below regarding our basis of financial statement presentation and investments accounting policies.
For more information regarding the Company’s critical accounting policies, please see the Management’s Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2008.
Basis of financial statement presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ventures and partnerships in which a controlling interest is held. All significant inter-company transactions have been eliminated. The Company utilizes the equity method of accounting for companies where its ownership is less than or equal to 50% and significant influence exists.
Investments
Investments in marketable equity securities are classified as “available-for-sale” and are recorded at fair value with unrealized gains and temporary losses included in accumulated other comprehensive income or loss, respectively. The Company regularly reviews its available-for-sale investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations.
Investments in companies in which the Company has the ability to exert significant influence, but not control, over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and adjusted for dividends and undistributed earnings and losses. The equity method of accounting requires a company to recognize a loss in the value of an equity method investment that is other than a temporary decline.
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the provisions of this standard beginning June 30, 2009. We have evaluated all subsequent events through August 7, 2009, the date the financial statements were issued.
In June 2009, the FASB issued SFAS no. 167, “Amendments to FASB interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation 46(R) (FIN 46R) and changes the consolidation guidance applicable to a variable interest entity (VIE). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS 167 also requires enhanced disclosures about an enterprises’ involvement with a VIE. SFAS 167 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.

Quarterly Results of Operations

	Three Months Ended		Percent of Total Net Revenues		Percent
	June 30,		Three Months Ended June 30,		Increase/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
	Dollars in thousands
Net Sales:
Rail Products	$44,289	$60,843	47.2%	46.9%	(27.2)%
Construction Products	44,473	60,039	47.4	46.2	(25.9)
Tubular Products	5,009	8,951	5.3	6.9	(44.0)

Total Net Sales	$93,771	$129,833	100.0%	100.0%	(27.8)%

	Three Months Ended		Gross Profit Percentage		Percent
	June 30,		Period Ended June 30,		Increase/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
	Dollars in thousands
Gross Profit:
Rail Products	$2,940	$9,865	6.6%	16.2%	(70.2)%
Construction Products	8,128	12,491	18.3	20.8	(34.9)
Tubular Products	619	2,384	12.4	26.6	(74.0)
LIFO Credit (Expense)	1,507	(2,470)	1.6	(1.9)	161.0
Other	(362)	(385)	(0.4)	(0.3)	(6.0)

Total Gross Profit	$12,832	$21,885	13.7%	16.9%	(41.4)%

	Three Months Ended		Percent of Total Net Revenues		Percent
	June 30,		Period Ended June 30,		Increase/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$8,612	$9,959	9.2%	7.7%	(13.5)%
Interest Expense	333	488	0.4	0.4	(31.8)
Gain on Sale of DM&E Investment	—	—	—	—	**
Gain on Sale of Houston, TX Property	—	—	—	—	**
Interest Income	(212)	(586)	(0.2)	(0.5)	(63.8)
Other (Income) Expense	(186)	(135)	(0.2)	(0.1)	37.8

Total Expenses	8,547	9,726	9.1%	7.5%	(12.1)%

Income Before Income Taxes	4,285	12,159	4.6%	9.4%	(64.8)%
Income Tax Expense	1,633	4,502	1.7	3.5	(63.7)

Net Income	$2,652	$7,657	2.8%	5.9%	(65.4)%

**	Results of calculation are not material for presentation purposes.
Second Quarter 2009 Compared to Second Quarter 2008 – Company Analysis
Net income for the second quarter of 2009 was $0.26 per diluted share compared to net income per diluted share of $0.69 for the second quarter of 2008.
Our gross profit margin includes our current estimate of the impact of the LIFO method of accounting for inventory. Due principally to declining steel prices, we currently anticipate a positive adjustment resulting from our provision for LIFO and recorded our 2009 LIFO adjustment estimate as of June 30, 2009. The prior year period included an estimated negative impact caused by inflation. Gross profit was adversely affected by the $1.1 million warranty charge related to concrete ties that failed in track and adjustments of $2.6 million related to the return and subsequent write-down of concrete ties refused by the UPRR. These charges were previously discussed in more detail within the Recent Developments section and were both recorded within our Rail Products Segment.

The 2009 second quarter decrease in Selling and Administrative expenses primarily resulted from reduced incentive compensation expense, outside services fees and bad debt expense. Reduced average cash and cash equivalents balances and lower rates contributed to reduced interest income earned on our various short-term investments during the second quarter of 2009. Income taxes in the current quarter were recorded at approximately 38.1%, an increase from the prior year period of 37.0%, due to increased nondeductible expenses.
Results of Operations – Segment Analysis
Rail Products

	Three Months Ended			Percent
	June 30,		Increase/(Decrease)	Increase/(Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008
	Dollars in thousands
Net Sales	$44,289	$60,843	$(16,554)	-27.2%

Gross Profit	$2,940	$9,865	$(6,925)	-70.2%

Gross Profit Percentage	6.6%	16.2%	-9.6%	-59.1%

Second Quarter 2009 Compared to Second Quarter 2008
While our Allegheny Rail Products (ARP) division experienced some growth in sales over the prior year period, this growth was negated by reductions in sales throughout the remainder of our Rail Products Segment. Our rail distribution business reported reduced sales which led the overall decline within the segment. These decreases were associated with volume related reductions within our new rail distribution business and low scrap steel prices and sharply reduced industrial market demand within our relay rail distribution business. Our concrete tie business reported reduced sales of approximately $2.8 million due to a large return from the UPRR.
There were two overriding causes of the decrease in our Rail Products gross profit in the 2009 second quarter. The first was a net unfavorable charge to gross profit of approximately $2.6 million in connection with the product return by the UPRR at our Grand Island, NE facility. The second cause was associated with the in track failures of our prestressed concrete railroad ties produced at our Grand Island, NE facility first identified in the first quarter of 2009. During the second quarter of 2009, we recognized an additional $1.1 million concrete tie warranty expense associated with the review completed by L.B. Foster Company and the UPRR over the impacted ties. In addition to these concrete tie related matters, our Spokane, WA facility experienced margin contraction from the lower sales of higher margin concrete turnout ties.
Construction Products

	Three Months Ended			Percent
	June 30,		Increase/(Decrease)	Increase/(Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008
	Dollars in thousands
Net Sales	$44,473	$60,039	$(15,566)	-25.9%

Gross Profit	$8,128	$12,491	$(4,363)	-34.9%

Gross Profit Percentage	18.3%	20.8%	-2.5%	-12.2%

Second Quarter 2009 Compared to Second Quarter 2008
Reduced demand caused by the nationwide softening in heavy civil and public works construction markets led to significant reductions in sales volumes across all of our piling products, with the nominal exception of our lower margin H-beam piling. This reduction in piling sales, which caused the decrease in our Construction Products segment, was partially mitigated by an increase in our fabricated products division. This increase can be attributed to growth in bridge market activity compared to the prior year period.

All of the divisions within this segment experienced gross profit margin compression during the current quarter. The driver of this decline was our piling division which, in addition to the impact of volume declines, was selling higher priced inventory in a declining price environment.
Tubular Products

	Three Months Ended			Percent
	June 30,		Increase/(Decrease)	Increase/(Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008
	Dollars in thousands
Net Sales	$5,009	$8,951	$(3,942)	-44.0%

Gross Profit	$619	$2,384	$(1,765)	-74.0%

Gross Profit Percentage	12.4%	26.6%	-14.3%	-53.6%

Second Quarter 2009 Compared to Second Quarter 2008
Continued softness in the energy markets served by our Tubular Products segment have caused downward pressures on demand and pricing which have reduced both our sales volumes as well as our profitability.
Additionally, reductions in pipe pricing and increased unfavorable manufacturing variances have had significant, adverse affects to the gross profit margins in our threaded products division.

Year-to-date Results of Operations

	Six Months Ended		Percent of Total Net Revenues		Percent
	June 30,		Period Ended June 30,		Increase/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
	Dollars in thousands
Net Sales:
Rail Products	$98,655	$107,034	51.5%	47.9%	(7.8)%
Construction Products	80,560	100,025	42.1	44.8	(19.5)
Tubular Products	12,300	16,215	6.4	7.3	(24.1)

Total Net Sales	$191,515	$223,274	100.0%	100.0%	(14.2)%

	Six Months Ended		Gross Profit Percentage		Percent
	June 30,		Period Ended June 30,		Increase/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
	Dollars in thousands
Gross Profit:
Rail Products	$7,462	$16,962	7.6%	15.8%	(56.0)%
Construction Products	15,377	20,148	19.1	20.1	(23.7)
Tubular Products	2,633	3,911	21.4	24.1	(32.7)
LIFO Credit (Expense)	1,757	(2,763)	0.9	(1.2)	163.6
Other	(715)	(752)	(0.4)	(0.3)	(4.9)

Total Gross Profit	$26,514	$37,506	13.8%	16.8%	(29.3)%

	Six Months Ended		Percent of Total Net Revenues		Percent
	June 30,		Period Ended June 30,		Increase/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$17,639	$19,325	9.2%	8.7%	(8.7)%
Interest Expense	661	1,043	0.3	0.5	(36.6)
Gain on Sale of DM&E Investment	—	(2,022)	—	(0.9)	**
Gain on Sale of Houston, TX Property	—	(1,486)	—	(0.7)	**
Interest Income	(507)	(1,401)	(0.3)	(0.6)	(63.8)
Other (Income) Expense	(329)	16	(0.2)	0.0	**

Total Expenses	17,464	15,475	9.1%	6.9%	12.9%

Income Before Income Taxes	9,050	22,031	4.7%	9.9%	(58.9)%
Income Tax Expense	3,379	8,068	1.8	3.6	(58.1)

Net Income	$5,671	$13,963	3.0%	6.3%	(59.4)%

**	Results of calculation are not material for presentation purposes.
First Six Months of 2009 Compared to First Six Months of 2008 – Company Analysis
Net income for the first six months of 2009 was $0.55 per diluted share which compares to net income for the first six months of 2008 of $1.26 per diluted share. Included in net income for the prior year period were pre-tax gains from the receipt of escrow proceeds related to the sale of our investment in the DM&E Railroad ($2.0 million) and the sale-leaseback of our Houston, TX facility ($1.5 million). Excluding these gains, net income for the prior year period was $1.06 per diluted share.
Our gross profit margin includes our current estimate of the impact of the LIFO method of accounting for inventory. Due principally to declining steel prices, we currently anticipate a positive adjustment, for the full year 2009, resulting from our provision for LIFO while the prior year period included an estimated negative impact caused by inflation. Gross profit was adversely affected by the $2.7 million concrete tie warranty charge and $2.6 million of adjustments related to returned concrete ties, previously discussed in more detail in Recent Developments, which all occurred within our Rail Products segment.

As we operate in the current recessionary economic environment, we continue to control our selling and administrative costs through various cost reduction measures. Reduced outside services fees, incentive compensation and travel and entertainment expenses are the leading drivers of these decreased expenses. Interest expense decreased from the prior year period due principally to reduced borrowings and, to a lesser extent, lower interest rates. Sharply reduced interest rates resulted in reduced interest income earned on our various short-term investments during the first six months of 2009. The settlement of our foreign exchange contracts for gains and lower miscellaneous expenses increased other income over the prior year period. Income taxes in the 2009 year to date period were recorded at approximately 37.3%, an increase from the prior year period of 36.6%.
Year-to-date Results of Operations – Segment Analysis
Rail Products

	Six Months Ended			Percent
	June 30,		Increase/(Decrease)	Increase/(Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008
	Dollars in thousands
Net Sales	$98,655	$107,034	$(8,379)	-7.8%

Gross Profit	$7,462	$16,962	$(9,500)	-56.0%

Gross Profit Percentage	7.6%	15.8%	-8.3%	-52.3%

First Six Months of 2009 Compared to First Six Months of 2008
Customer requested delivery delays and overall lower demand have hampered our sales of concrete ties. Specifically, our Grand Island, NE and Tucson, AZ facilities have been affected by low UPRR concrete tie purchasing levels throughout 2009. Finally, our Grand Island, NE facility was negatively impacted by below-specification raw materials that led the UPRR to reject certain concrete ties which reduced sales by approximately $2.8 million.
Rail distribution sales were up slightly for the first six months of 2009 as compared to 2008 due to a significant increase in new rail sales principally, in the first quarter, largely offset by reductions in relay rail, caused by the previously mentioned significant decline in industrial sales. Additionally offsetting these sales declines was the previously discussed strong 2009 second quarter reported by our ARP division.
The two leading causes of our reduced gross profit within our Rail Products segment relate to our Grand Island, NE facility. The first is the cumulative impact during 2009 of approximately $2.7 million in warranty charges related to in track failures of our prestressed concrete railroad ties. The second is the $2.6 million gross profit charges associated with the rejection by the UPRR of concrete railroad ties which contained below-specification raw materials. The remainder of the divisions within our Rail Products segment, with the exception of ARP and our new rail distribution business, experienced margin contraction during 2009 associated, generally, with volume declines.
Additionally, product mix and competitive pricing pressures experienced in the beginning of 2009 have reduced our transit products margins. Low scrap steel prices have adversely impacted our relay rail distribution business as it deals with high cost inventory. Our Spokane, WA tie facility continues to be impacted by the lack of higher margin sales of concrete turnouts. Partially offsetting these decreases was improvement at ARP from product mix and sales of higher margin products, while our new rail distribution’s profit margin has remained flat.
Due to the recessionary economic environment that has negatively impacted freight railroad car loadings and our expectations that Class 1 railroad capital spending will continue to be depressed, we anticipate continued weakness in our Rail Products Segment sales and gross profit.

Construction Products

	Six Months Ended			Percent
	June 30,		Increase/(Decrease)	Increase/(Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008
	Dollars in thousands
Net Sales	$80,560	$100,025	$(19,465)	-19.5%

Gross Profit	$15,377	$20,148	$(4,771)	-23.7%

Gross Profit Percentage	19.1%	20.1%	-1.1%	-5.2%

First Six Months of 2009 Compared to First Six Months of 2008
Improved performance from both our fabricated products and concrete buildings divisions was entirely offset by significant sales declines at our piling division. Reduced demand caused by the nationwide softening in our heavy civil and public works construction markets led to reductions in sales volumes and pricing across most of our piling product offerings. Strong bridge activity drove the sales increases within our fabricated products division while increased new orders and unit installations provided growth within our concrete buildings division.
In addition to the impact of volume declines within certain aspects of our piling division, selling higher priced inventory in a declining price environment also contributed to the reduction in our Construction Products gross profit margin. Volume related gross profit margin increases from our concrete buildings partially offset these decreases. Our fabricated products division has maintained consistent gross profit results.
The heavy civil and public works construction markets that we participate in remain soft nationwide and have led to a substantial reduction in bookings and backlog. However, we are beginning to see areas of opportunity generated from the recently signed American Recovery and Reinvestment Act stimulus bill and expect further increases in activity as funding increases. However, we do not expect this activity to compensate for the shortfalls created by the economic downturn.
Tubular Products

	Six Months Ended			Percent
	June 30,		Increase/(Decrease)	Increase/(Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008
	Dollars in thousands
Net Sales	$12,300	$16,215	$(3,915)	-24.1%

Gross Profit	$2,633	$3,911	$(1,278)	-32.7%

Gross Profit Percentage	21.4%	24.1%	-2.7%	-11.2%

First Six Months of 2009 Compared to First Six Months of 2008
While we believe that the end markets served by our Tubular Products will be strong over the long term, downward trends in pricing and demand have reduced both our sales volumes as well as our profitability.
Additionally, reductions in pipe pricing have had significant, adverse affects to the gross profit margins in our threaded products division. Partially offsetting this decrease were changes in product mix and favorable manufacturing variances yielding improved gross profit at our Birmingham, AL pipe coating facility.

Liquidity and Capital Resources
The Company’s capitalization is as follows:

	June 30,	December 31,
(In millions)	2009	2008

Debt:
Term Loan, due May 2011	$14.5	$16.0
Capital Leases and Interim Lease Financing	7.5	9.0
Other (primarily revenue bonds)	2.5	2.5

Total Debt	24.5	27.5

Equity	222.7	217.6

Total Capitalization	$247.2	$245.1

Total debt as a percentage of capitalization was approximately 10.0% as of June 30, 2009. This measure reflects a strong financial position as there is minimal leverage and our cash balance covers debt by approximately a multiple of 4.8 times.
The Company’s need for liquidity relates primarily to seasonal working capital requirements, capital expenditures, common stock repurchases and debt service obligations. We may also use cash to pursue potential strategic acquisitions.
The following table summarizes the year-to-date impact of these items:

	June 30,
(In millions)	2009	2008

Liquidity needs:
Working capital and other assets and liabilities	$0.4	$(17.6)
Common stock purchases	(1.9)	(13.8)
Capital expenditures	(2.3)	(3.1)
Investment capital contributions	(0.7)	—
Scheduled repayments of long-term debt	(1.4)	(1.7)
Other long-term debt scheduled repayments	(1.6)	(1.7)
Cash interest paid	(0.6)	(1.0)

Net liquidity requirements	(8.1)	(38.9)

Liquidity sources:
Internally generated cash flows before interest paid	11.0	15.7
Proceeds from the sale of DM&E investment	—	2.0
Proceeds from asset sales	—	6.5
Equity transactions	0.1	1.2

Net liquidity sources	11.1	25.4

Net Change in Cash	$3.0	$(13.5)

Cash Flow from Operating Activities
During the first six months of 2009, cash flows from operations provided $10.8 million, a favorable increase of $13.7 million compared to the first six months of 2008. Net income and adjustments to net income provided $10.4 million for the 2009 period. Included in adjustments to net income for the 2008 period were gains associated with the sale of our investment in the DM&E ($2.0 million) and the sale-leaseback of our Houston, TX property ($1.5 million). The reduction in trade accounts receivable resulting from decreased June 2009 sales over June 2008 sales and the utilization of inventories were partially offset from the reduction in trade accounts payable.
Cash Flow from Investing Activities
Capital expenditures were $2.3 million for the first six months of 2009 compared to $3.1 million for the same 2008 period. Current period expenditures were for plant and equipment improvements as well as technology infrastructure and application software. We anticipate total capital spending in 2009 will be approximately $7.0 million and funded by cash flow from operations.
Cash flows used by investing activities for the six months ended June 30, 2009 includes our initial capital contribution to our new joint venture. We have a 45% ownership interest in this joint venture which will build a facility to manufacture, market and sell various products for the energy, utility and construction markets.
Cash flows provided by investing activities for the six months ended June 30, 2008 included proceeds of $6.5 million and $2.0 million from the aforementioned threaded products facility and DM&E investment sale, respectively.
Cash Flow from Financing Activities
The decrease in cash used by financing activities in 2009 as compared to 2008 is primarily related to the decrease in the number and corresponding value of shares of Common stock purchased pursuant to our share repurchase program. For the six months ended June 30, 2009, we purchased 86,141 shares for approximately $1.9 million while during the same 2008 period we purchased 413,362 shares for approximately $13.8 million.
Financial Condition
Included within cash and cash equivalents are principally investments in tax-free and taxable money market funds with municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds all of which maintain AAA credit ratings and remain guaranteed by the United States Treasury. Additionally included therein are our investments in bank certificates of deposit.
We also have a revolving credit agreement which expires in May 2011 and provides for up to $90.0 million in borrowings to support our working capital and other liquidity requirements. Borrowings under this agreement are secured by substantially all the trade receivables and inventory owned by us, and are limited to 85% of eligible receivables and 60% of eligible inventory. Additionally, the revolving credit agreement provided for a $20.0 million term loan used to pay down existing drawings on the revolving credit facility. If average availability should fall below $10.0 million over a 30-day period, the loans become immediately secured by a lien on the Company’s equipment that is not encumbered by other liens.
Under the term loan, we had $14.5 million outstanding at June 30, 2009 of which $11.9 million was noncurrent. Revolving credit facility borrowings placed in LIBOR contracts are priced at prevailing LIBOR rates, plus 1.25%. Borrowings placed in other tranches are priced at the prevailing prime rate, minus 1.00%. The term loan base rate spread is fixed at prime minus 0.75% and the LIBOR spread is fixed at plus 1.50%. Under the credit agreement, we maintain dominion over our cash at all times, as long as excess availability stays over $5.0 million and there is no uncured event of default.
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
The fifth amendment also includes a revised minimum net worth covenant and a revised maximum level for consolidated capital expenditures. As of June 30, 2009 we were in compliance with all of the Agreement’s covenants.
We routinely review our portfolio of businesses and contemplate potential acquisitions and dispositions from time to time. We are currently assessing a number of options for the potential use of the available funds and sources of financing, including, but not limited to, debt reduction, strategic acquisitions, organic reinvestment in the existing business, continued share repurchases and other general corporate purposes.
As far as near-term future business activity levels for 2009 are concerned, we have seen recent evidence of both strength and weakness, with more evidence of weakness. At the present time we are unable to determine the extent or the duration of any additional effects that the current credit and economic crisis will have on our results of operations and financial position.
We do, however, operate in this period of uncertainty in an extremely strong financial position. As noted, as of June 30, 2009, we had approximately $118.1 million in cash and short-term instruments and a revolving credit facility with approximately $76.3 million of availability and $24.5 million in long-term debt. We believe this capacity will afford us the flexibility to take advantage of opportunities that we may encounter or weather the current economic downturn, if need be, as future circumstances dictate.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2008 is included in the “Liquidity and Capital Resources” section of the Company’s 2008 Annual Report filed on Form 10-K. In connection with the formation of our new joint venture, we became obligated for required additional capital contributions of approximately $1.4 million. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.
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
Outlook
Our businesses and results of operations have been impacted by the downturn in the global economy beginning in late 2008. We believe that the current recession and continued credit concerns will present challenges to the many end markets to which we sell. As a result of anticipated reduced demand for certain of our products as well as sharply falling commodity prices over the last several months, we expect to battle margin compression for at least the next six months and we implemented certain cost reduction measures in January 2009 in anticipation of these concerns. While we expect to be challenged in 2009 by reduced sales volumes, reduced production volumes and a recessionary economic environment, we also expect to be profitable and to generate positive cash flow. We believe that when conditions do improve, and we do not know when that might be, the markets we participate in will be among the first to benefit from such an improvement. As previously mentioned, we also continue in this period of uncertainty in an extremely strong financial position.
Our agreement with the Union Pacific Railroad (UPRR) includes their purchasing concrete ties from our Grand Island, NE facility through 2010 and our Tucson, AZ facility through 2012. While the UPRR will continue to purchase concrete ties under this agreement, total concrete ties purchased by the UPRR in 2009 will be, at best, consistent with its 2008 purchase levels. We are currently uncertain when the UPRR purchasing level for concrete ties will improve and, as a result, both of our Grand Island, NE and Tucson, AZ facilities are operating at approximately 40% of capacity. We are actively pursuing product sales opportunities to other third parties at both of these locations.
We believe that we have identified, analyzed and accounted for the entire prestressed concrete railroad ties that failed. While we believe this is a reasonable estimate of this potential warranty claim, this estimate could change due to new information and future events. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our results of operations.
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

Certain of our businesses rely heavily on spending authorized by the federal highway and transportation funding bill, SAFETEA-LU, enacted in August 2005. This legislation authorized $286 billion for United States transportation improvement spending and will expire in September 2009. While certain estimates of the amounts that may be authorized under successor legislation to SAFETEA-LU range from $400 to $500 billion, there is significant uncertainty as to the timing of the renewal of this multi-year surface transportation legislation and the potential impact it may have on our markets. SAFETEA-LU was not approved until nearly two years after the previous authorization expired. This delay had a material detrimental impact upon the demand and spending levels in certain markets where we participated during that 2003 to 2005 time frame.
We entered into a corporate joint venture to build a facility to manufacture, market and sell various products for the energy, utility and construction markets. In connection with the joint venture agreement we are required to make initial capital contributions of $0.9 million and additional capital contributions of $1.4 million. No assurances can be given that additional capital contributions will not be required, that the manufacturing facility will be completed timely or that the joint venture will perform in accordance with our expectations.
Although backlog is not necessarily indicative of future operating results, total Company backlog at June 30, 2009, was approximately $140.5 million, a 26.9% decrease compared to June 30, 2008. The following table provides the backlog by business segment:

	Backlog
	June 30,	December 31,	June 30,
(In thousands)	2009	2008	2008

Rail Products	$56,318	$68,438	$60,605
Construction Products	79,895	57,626	121,683
Tubular Products	4,329	6,524	9,915

Total Backlog	$140,542	$132,588	$192,203

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
In the first quarter of 2009, the Company entered into commitments with notional amounts totaling approximately $1.0 million to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain rail in the second quarter of 2009. During the second quarter of 2009, these commitments matured for a realized gain of approximately $0.1 million. All of these contracts were settled as of June 30, 2009.
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
a)	L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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
The Company had no purchases of its equity securities for the three month period ended June 30, 2009. Purchases under the following plan have not been suspended:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
		Average	Purchased as	that May Yet Be
	Total Number	Price	Part of Publicly	Purchased Under
	Of Shares	Paid per	Announced Plans	the Plans
	Purchased (1)	Share	or Programs	or Programs

As of June 30, 2009	951,673	$30.60	951,373	$11,654,894

(1)	On May 12, 2008, the Board of Directors authorized the repurchase of up to $25,000,000 of the Company’s common shares until June 30, 2010. On October 28, 2008, the Board of Directors authorized the repurchase of up to an additional $15,000,000 of the Company’s common shares until December 31, 2010 at which time this authorization will expire.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s annual meeting held on May 21, 2009, the following individuals were elected to the Board of Directors:

	Authority	Withheld
Name	Granted	Authority

Lee B. Foster II	9,338,440	166,524
Stan L. Hasselbusch	9,335,033	169,931
Peter McIlroy II	9,460,807	44,157
G. Thomas McKane	9,173,215	331,749
Diane B. Owen	9,462,670	42,294
William H. Rackoff	9,329,876	175,088
Suzanne B. Rowland	9,449,955	55,009
Also at the Company’s annual meeting held on May 21, 2009, approval was granted for the ratification of appointment of Ernst & Young LLP as the Company’s independent registered public accountants for 2009 with the following results:

	Authority	Withheld	Abstained
	Granted	Authority	Authority

Ernst & Young LLP	9,301,041	138,170	65,753

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS
The Exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:
3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2	Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2007.

4.0	Rights Amendment, dated as of May 15, 1997 between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.0 to Form 10-K for the year ended December 31, 2002.

4.1	Rights Amendment, dated as of October 24, 2006, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4B to Form 8-K on October 27, 2006.

10.0	Amended and Restated Revolving Credit Agreement dated May 5, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0 to Form 10-Q for the quarter ended March 31, 2005.

10.0.1	First Amendment to Revolving Credit and Security Agreement dated September 13, 2005, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.1 to Form 8-K on September 14, 2005.

10.0.3	Third Amendment to Revolving Credit and Security Agreement dated February 8, 2007, between Registrant and PNC Bank, N.A., LaSalle Bank N.A., and First Commonwealth Bank, filed as Exhibit 10.0.3 to Form 8-K on February 9, 2007.

10.0.5	Fifth Amendment to Revolving Credit and Security Agreement dated March 4, 2009, between Registrant and PNC Bank, N.A., Bank of America, N.A., and First Commonwealth Bank, filed as Exhibit 10.0.5 to Form 10-K for the year ended December 31, 2008.

10.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

10.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.

10.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

10.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

10.12.5	Sixth Amendment dated May 9, 2006 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2006.

10.12.6	Seventh Amendment dated April 28, 2008 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.6 to Form 8-K of May 2, 2008.

10.13	Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

10.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2007.

10.14	Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.

10.15	Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, and filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.15.1	Industry Track Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.16	Lease Agreement dated March 3, 2008 between CCI-B Langfield I, LLC, as Lessor, and Registrant as Lessee, related to Registrant’s threading operation in Harris County, Texas and filed as Exhibit 10.16 to Form 8-K on March 7, 2008.

10.16.1	First Amendment dated April 1, 2008 to lease between CCI-B Langfield I, LLC, as Lessor, and Registrant as Lessee, related to Registrant’s threading operation in Harris County, Texas, filed as Exhibit 10.16.1 to Form 8-K on May 1, 2008.

10.16.2	Second Amendment dated January 6, 2009 to lease between CCI-B Langfield I, LLC, as lessor, and Registrant as Lessee, related to Registrant’s threading operation in Harris County, Texas, filed as Exhibit 10.16.2 to Form 10-K for the year ended December 31, 2008.

10.17	Lease between Registrant and the City of Hillsboro, TX dated February 22, 2002, and filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2007.

10.19	Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL, dated December 11, 1991, filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2002.

10.19.1	Amendment to Lease between Registrant and American Cast Iron Pipe Company for pipe-coating facility in Birmingham, AL dated November 15, 2000, and filed as Exhibit 10.19.1 to Form 10-Q for the quarter ended March 31, 2006.

10.20	Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

^ 10.21	Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.

^ 10.21.1	Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.

10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005. **

10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **

10.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 8-K on May 31, 2006. **

10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005. **

10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2005. **

10.46	Leased Vehicle Plan as amended and restated on September 1, 2007, filed as Exhibit 10.46 to Form 10-Q for the quarter ended September 30, 2007. **

10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2009, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2008. **

10.53	Directors’ resolution dated March 6, 2008, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 10-Q for the quarter ended March 31, 2008. **

10.55	Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007. **

10.57.1	2006 Omnibus Plan, as amended and restated March 6, 2008, filed as exhibit 10.57.1 to Form 8-K on March 12, 2008. **

10.58	Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **

10.59	Executive Annual Incentive Compensation Plan, filed as Exhibit 10.59 to Form 8-K on March 12, 2008. **

10.60	Letter agreement on Lee B. Foster II’s retirement, filed as Exhibit 10.59 to Form 8-K on April 22, 2008. **

19	Exhibits marked with an asterisk are filed herewith.

* 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date: August 7, 2009	By:	/s/ David J. Russo

David J. Russo
Senior Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer of Registrant)