Form 10-Q
period 2009-09-30
FOSTER L B CO
filed 2009-11-06
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to _________

Commission File Number:	0-10436

L. B. Foster Company
(Exact name of Registrant as specified in its charter)

Pennsylvania	25-1324733
(State of Incorporation)	(I. R. S. Employer Identification No.)

415 Holiday Drive, Pittsburgh, Pennsylvania	15220
(Address of principal executive offices)	(Zip Code)

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
Yes [ ]	No [ ]

* The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2009
Common Stock, Par Value $.01	10,163,964 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$122,018	$115,074
Accounts and notes receivable:
Trade	51,450	63,271
Other	318	1,042
	51,768	64,313
Inventories	96,986	102,916
Current deferred tax assets	2,911	2,931
Prepaid income taxes	247	-
Other current assets	1,422	1,221
Total Current Assets	275,352	286,455

Property, Plant & Equipment - At Cost	101,253	97,439
Less Accumulated Depreciation	(62,925)	(57,450)
	38,328	39,989

Other Assets:
Goodwill	350	350
Other intangibles - net	28	37
Investments	2,985	2,856
Deferred tax assets	2,032	2,026
Other assets	367	407
Total Other Assets	5,762	5,676
TOTAL ASSETS	$319,442	$332,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,360	$5,777
Accounts payable - trade	47,972	62,612
Accrued payroll and employee benefits	5,612	8,000
Other accrued liabilities	7,085	7,802
Total Current Liabilities	66,029	84,191

Long-Term Debt, Term Loan	11,190	13,333
Other Long-Term Debt	5,463	8,401
Deferred Tax Liabilities	1,963	2,046
Other Long-Term Liabilities	6,454	6,587

STOCKHOLDERS' EQUITY:
Common stock	111	111
Paid-in capital	47,744	47,585
Retained earnings	208,875	197,060
Treasury stock - at cost	(27,574)	(26,482)
Accumulated other comprehensive loss	(813)	(712)
Total Stockholders' Equity	228,343	217,562
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$319,442	$332,120

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net Sales	$92,413	$145,550	$283,928	$368,824
Cost of Goods Sold	74,655	122,843	239,656	308,611
Gross Profit	17,758	22,707	44,272	60,213

Selling and Administrative Expenses	9,068	10,092	26,707	29,417
Interest Expense	328	500	989	1,543
Gain on Sale of DM&E Investment	-	-	-	(2,022)
Gain on Sale of Houston, TX Property	-	-	-	(1,486)
Gain on Sale of Marketable Securities	(1,194)	-	(1,194)	-
Interest Income	(169)	(617)	(676)	(2,018)
Other (Income) Expense	(116)	48	(445)	64
	7,917	10,023	25,381	25,498

Income Before Income Taxes	9,841	12,684	18,891	34,715

Income Tax Expense	3,697	4,558	7,076	12,626

Net Income	$6,144	$8,126	$11,815	$22,089

Basic Earnings Per Common Share	$0.60	$0.77	$1.16	$2.04

Diluted Earnings Per Common Share	$0.60	$0.76	$1.15	$2.01

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months
	Ended September 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$11,815	$22,089
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	(4)	39
Depreciation and amortization	6,466	6,699
Gain on sale of DM&E investment	-	(2,022)
Gain on sale of marketable securities	(1,194)	-
Loss (gain) on sale of property, plant and equipment	14	(1,473)
Deferred gain amortization on sale-leaseback	(161)	(125)
Stock-based compensation	737	799
Unrealized loss on derivative mark-to-market	32	76
Excess tax benefit from share-based compensation	(128)	(877)

Change in operating assets and liabilities:
Accounts receivable	12,545	(15,822)
Inventories	5,930	(17,889)
Other current assets	(201)	(173)
Prepaid income tax	(119)	-
Other noncurrent assets	4	9
Accounts payable - trade	(14,640)	23,175
Accrued payroll and employee benefits	(2,388)	(3,754)
Other current liabilities	(717)	(825)
Other liabilities	28	(486)
Net Cash Provided by Operating Activities	18,019	9,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	1	6,611
Proceeds from sale of DM&E investment	-	2,022
Capital contributions to equity method investment	(1,250)	-
Proceeds from sale of marketable securities	2,115	-
Capital expenditures on property, plant and equipment	(4,773)	(4,010)
Net Cash (Used) Provided by Investing Activities	(3,907)	4,623

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit agreement	-	238
Repayments of long-term debt, term loan	(2,143)	(2,380)
Proceeds from exercise of stock options and stock awards	65	507
Tax benefit related to stock options exercised	128	877
Treasury stock acquisitions	(1,863)	(19,830)
Repayments of other long-term debt	(3,355)	(2,817)
Net Cash Used by Financing Activities	(7,168)	(23,405)

Net Increase (Decrease) in Cash and Cash Equivalents	6,944	(9,342)

Cash and Cash Equivalents at Beginning of Period	115,074	121,097
Cash and Cash Equivalents at End of Period	$122,018	$111,755

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$871	$1,456
Income Taxes Paid	$9,624	$13,328

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, actual results could differ from those estimates.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  Amounts included in the balance sheet as of December 31, 2008 were derived from our audited balance sheet.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  We have evaluated all subsequent events through November 6, 2009, the date the financial statements were issued.

2. NEW ACCOUNTING PRINCIPLES

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  This statement modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (ASC) is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  The codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  This statement applies beginning in the 2009 third quarter.  All accounting references have been updated and, therefore, SFAS references have been replaced with ASC references.

The Company adopted changes issued by the FASB to accounting for business combinations beginning on January 1, 2009.  FASB ASC Topic 805, “Business Combinations,” retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  Topic 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008.

The Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as subsequent events, on June 30, 2009.  FASB ASC Topic 855, “Subsequent Events,” requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE).  FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE.  Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.

3. FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  ASC 820 does not require any new fair value measurements, but it does apply to existing accounting pronouncements that require or permit fair value measurements.  The Company applies the provisions of Topic 820 to all its assets and liabilities that are being measured and reported on a fair value basis.

ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  Topic 820 enables readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy, which prioritizes those inputs used, for ranking the quality and reliability of the information used to determine fair values.  The standard requires that each asset and liability carried at fair value be classified into one of the following categories:

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

Available-for-sale equity securities.  The Company uses quoted market prices to determine the fair value of its available-for-sale securities.  These instruments consist of exchange-traded equity securities, are included within “Investments” and are classified in Level 1 of the fair value hierarchy.  Unrealized gains and temporary unrealized losses are included in accumulated other comprehensive income or loss, respectively.

Derivative contracts.  The Company uses significant other observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets to determine the fair value of its derivative contracts.  These instruments consist of foreign exchange contracts, are included within “Other accrued liabilities,” and are classified in Level 2 of the fair value hierarchy.  Fluctuations in the fair values of derivative instruments are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings.  No such instruments were outstanding at September 30, 2009.

The following assets and liabilities were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at September 30, 2009 and December 31, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$106,144	$106,144	$-	$-
Bank certificates of deposit	15,054	15,054	-	-
Cash equivalents at fair value	121,198	121,198	-	-

Available-for-sale equity securities	1,735	1,735	-	-

	$122,933	$122,933	$-	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$104,257	$104,257	$-	$-
Bank certificates of deposit	10,158	10,158	-	-
Cash equivalents at fair value	114,415	114,415	-	-

Available-for-sale equity securities	2,856	2,856	-	-

	$117,271	$117,271	$-	$-

Liabilities
Derivatives	$(54)	$-	$(54)	$-
Total other accrued liabilities	(54)	-	(54)	-

	$(54)	$-	$(54)	$-

4. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required.  Credit terms are consistent with industry standards and practices.  Trade accounts receivable at September 30, 2009 and December 31, 2008 have been reduced by an allowance for doubtful accounts of ($1,094,000) and ($2,637,000), respectively.  The decrease in the allowance for doubtful accounts was due to the write-off of previously reserved trade accounts receivable and collection of previously reserved receivables.

5. INVENTORIES

Inventories of the Company at September 30, 2009 and December 31, 2008 are summarized in the following table:

	September 30,	December 31,
(in thousands)	2009	2008
Finished goods	$88,990	$89,935
Work-in-process	6,965	13,275
Raw materials	21,278	25,198

Total inventories at current costs	117,233	128,408
Less:
LIFO reserve	(14,641)	(21,316)
Inventory valuation reserve	(5,606)	(4,176)
	$96,986	$102,916

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

6. INVESTMENTS

Investments of the Company at September 30, 2009 and December 31, 2008 are summarized in the following table:
	September 30,	December 31,
(in thousands)	2009	2008
Available-for-sale marketable equity securities	$1,735	$2,856
Nonconsolidated equity method investments	1,250	-
	$2,985	$2,856

Available-for-sale marketable equity securities were recorded with a cost of approximately $794,000 at September 30, 2009 and there are no gross unrealized losses.  Available-for-sale marketable securities were recorded with a cost of approximately $1,714,000 at December 31, 2008 and there were no gross unrealized losses.  During the third quarter of 2009 the Company sold shares with an original cost of approximately $921,000 for a gain of approximately $1,194,000.  The Company utilized the specific identification method to determine the cost of the securities sold.  Gross unrealized gains related to the Company’s available-for-sale securities are included within accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and were approximately $941,000 and $1,142,000 at September 30, 2009 and December 31, 2008, respectively.

Effective May 26, 2009, the Company completed the formation of a joint venture with L B Industries, Inc.  The Company has a 45% ownership interest in the new joint venture which will manufacture, market and sell various products for the energy, utility and construction markets.

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

This lease is being accounted for as an operating lease with an interest rate of 5.25% for the transaction.  The transaction qualifies as a sale-leaseback under applicable guidance included in ASC Topic 840-40, “Leases, Sale-Leaseback Transactions,” and the Company recorded as a deferred gain the present value of the minimum lease payments of the operating lease, $2,146,000.  This deferred gain is being amortized over the life of the lease, 120 months.

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

Defined Benefit Plans

Net periodic pension costs for both plans for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Service cost	$7	$5	$21	$15
Interest cost	65	63	195	189
Expected return on plan assets	(57)	(72)	(171)	(216)
Prior service cost	1	2	3	6
Recognized net actuarial loss	35	13	105	38
Net periodic cost	$51	$11	$153	$32

The Company contributed approximately $135,000 to its defined benefit plans in 2009.

Defined Contribution Plans

The Company has a defined contribution plan that covers all non-union hourly and all salaried employees. This plan permits both pretax and after-tax employee contributions. Participants can contribute, subject to statutory limitations, between 1% and 75% of eligible pre-tax pay and between 1% and 100% of eligible after-tax pay.

The Company's employer match is 100% of the first 1% of deferred eligible compensation and up to 50% of the next 6%, based on years of service, of deferred eligible compensation, for a total maximum potential match of 4%.  The Company may also make discretionary contributions to the Plan.

The expense associated with this plan for the three months ended September 30 was $483,000 in 2009 and $542,000 in 2008 and for the nine months ended September 30 was $1,236,000 in 2009 and $1,560,000 in 2008.

The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas.  The expense associated with this active plan for the three months ended September 30, 2009 and 2008 was $8,000 and for the nine months ended September 30, 2009 and 2008 was $24,000 and $25,000, respectively.

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

The fifth amendment also includes a revised minimum net worth covenant and a revised maximum level for annual consolidated capital expenditures of $15,000,000.  As of September 30, 2009, the Company was in compliance with all of the Agreement’s covenants.

Under the term loan, the Company had $13,810,000 outstanding at September 30, 2009 of which $11,190,000 was noncurrent.  At December 31, 2008 the Company had $15,952,000 outstanding of which $13,333,000 was noncurrent.

At September 30, 2009, there were no outstanding borrowings under the revolving credit facility and the Company had approximately $72,246,000 in unused borrowing availability.

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except earnings per share)	2009	2008	2009	2008
Numerator:
Numerator for basic and diluted earnings per common share -
net income available to common stockholders	$6,144	$8,126	$11,815	$22,089
Denominator:
Weighted average shares	10,160	10,561	10,170	10,812
Denominator for basic earnings per common share	10,160	10,561	10,170	10,812

Effect of dilutive securities:
Employee stock options	99	132	100	144
Other stock compensation plans	33	2	45	7
Dilutive potential common shares	132	134	145	151

Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversions	10,292	10,695	10,315	10,963

Basic earnings per common share:	$0.60	$0.77	$1.16	$2.04

Diluted earnings per common share:	$0.60	$0.76	$1.15	$2.01

11. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation.  Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period.  The Company recorded stock compensation expense of $192,000 and $147,000, respectively, for the three month periods ended September 30, 2009 and 2008 and $737,000 and $799,000 for the nine month periods ended September 30, 2009 and 2008, respectively, related to stock option awards, restricted stock awards and performance unit awards as discussed below.

Stock Option Awards

The Company recorded stock compensation expense related to stock option awards of $25,000 and $82,000 for the nine month periods ending September 30, 2009 and 2008, respectively.  The related deferred tax benefits at September 30, 2009 and 2008 were $9,000 and $33,000, respectively.

There were no nonvested awards at September 30, 2009.  At September 30, 2008, there was $46,000 of compensation expense related to nonvested awards which was expected to be recognized over a weighted-average period of 0.5 years.

There were no stock options granted during the first nine months of 2009 or 2008.

At September 30, 2009 and 2008, common stock options outstanding under the plans had option prices ranging from $2.75 to $14.77, with a weighted average exercise price of $5.60 and $5.92 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding at September 30, 2009 and 2008 were 2.9 years and 3.8 years, respectively.

Options exercised during the nine month periods ended September 30, 2009 and 2008 totaled 13,750 and 109,380 shares, respectively.  The weighted average exercise price per share of the options exercised during the nine month periods ended September 30, 2009 and 2008 were $4.73 and $4.64, respectively.  The total intrinsic value of options exercised during the three month periods ended September 30, 2009 and 2008 were $207,000 and $337,000, respectively.  The total intrinsic value of options exercised during the nine month periods ended September 30, 2009 and 2008 were $359,000 and $4,235,000, respectively.

A summary of the option activity as of September 30, 2009 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2009	194,700	$5.54	3.6
Granted	-	-	-
Canceled	-	-	-
Exercised	(13,750)	4.73	-
Outstanding at September 30, 2009	180,950	$5.60	2.9	$4,520,131

Exercisable at September 30, 2009	180,950	$5.60	2.9	$4,520,131

Shares issued as a result of stock option exercises generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

Restricted Stock Awards

During the nine month periods ended September 30, 2009 and 2008 there were 10,500 fully vested restricted stock awards granted to the outside directors of the Company.  The weighted average fair value per share of these restricted stock awards was $29.89 and $32.61, respectively.

Compensation expense recorded by the Company related to restricted stock awards was approximately $314,000 and $342,000, respectively, for the nine month periods ended September 30, 2009 and 2008.

A summary of the restricted stock awards activity as of September 30, 2009 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Restricted	Fair	Contractual	Fair
	Shares	Value	Term	Value
Outstanding at January 1, 2009	-	$-	-	$-
Granted	10,500	29.89	-	313,845
Vested	(10,500)	29.89	-	(313,845)
Canceled	-	-	-	-
Outstanding at September 30, 2009	-	$-	-	$-

Relative to the restricted stock awards granted to the non-outside directors and the performance unit awards, the Company recorded compensation expense of $192,000 and $120,000, respectively, for the three month periods ended September 30, 2009 and 2008.  For the nine month periods ended September 30, 2009 and 2008, the Company recorded compensation expense of $398,000 and $375,000, respectively, for these awards.  Shares issued as a result of restricted stock awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

For the nine month periods ended September 30, 2009 and 2008, the Company granted approximately 18,000 and 17,000 shares, respectively, of restricted stock to individuals who are not outside directors:

			Aggregate
		Grant Date	Fair
Grant Date	Units	Fair Value	Value	Vesting Date

March 6, 2008	7,756	$40.03	$310,473	March 6, 2012
June 2, 2008	3,850	34.19	131,632	June 2, 2012
November 3, 2008	5,000	28.28	141,400	November 3, 2011
March 3, 2009	17,561	20.63	362,283	March 3, 2013

These forfeitable restricted stock awards time-vest after a four year holding period, unless indicated otherwise by the underlying agreement.

In addition to the 17,000 shares of restricted stock granted as of September 30, 2008 noted above, the Company granted, pursuant to the 2006 Omnibus Plan, as amended, approximately 11,000 fully-vested shares during 2008 in lieu of a portion of the cash payment earned under the 2005 – 2007 Three Year Incentive Plan.  This non-cash transaction of $467,000 is reflected as an increase to “Paid-in capital” in the Consolidated Balance Sheet at December 31, 2008.  These shares are not voluntarily transferable until May 1, 2010.  The number of shares awarded under this plan was determined using an average share price of $43.91 over a ten day period in February 2008.  When these shares were awarded on March 6, 2008, the grant date fair value per share was $40.03.

Performance Unit Awards

Under separate three year incentive plans pursuant to the 2006 Omnibus Plan, as amended, the Company granted the following performance units during the nine month periods ended September 30:

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

In November 2005, the City of Clearfield, Utah, filed suit in the Second District Court, Davis County, Utah, against the Utah Department of Transportation, a general contractor, four design engineers and/or consultants, a bonding company and the Company. The City alleged that the design and engineering of an overpass in 2000 had been faulty and that the Company had provided the mechanical stabilized earth wall system for the project.  The City alleged that the embankment to the overpass began, in 2001, to fail and slide away from the stabilized earth wall system, resulting in damage in excess of $3,000,000.  The City has agreed to settle its claims against several of the more peripheral defendents and this settlement has been challenged by the co-defendents/consulting/construction manager.  The Company believes that it has meritorious defenses to these claims, that the Company's products complied with all applicable specifications and that other factors accounted for any alleged failure.  The Company has referred this matter to its insurance carrier, which, although it reserved its right to deny coverage, has undertaken the defense of this claim.

In December 2008, the Company received a Third-Party Complaint, filed in the US. District Court for the Western District of Oklahoma, alleging that the Company and others were responsible for certain contamination which migrated to adjacent properties in Payne County, Oklahoma.  The Company is alleged to have owned the initially contaminated property pursuant to a 1978 quit claim deed.  The Company sold, by quit claim deed, its interests, if any, in this property in 1979.  The Company has referred this matter to its insurance carrier and, subject to reservations, the insurance carrier is defending this claim.  In August 2009, the Company agreed to settle this claim for approximately $20,000.

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

During the third quarter of 2009, there were no additional charges related to the in track failures of concrete railroad ties and the company began supplying replacement concrete railroad ties under this warranty claim.

For certain manufactured products, the Company maintains a product liability accrual which is adjusted on a monthly basis as a percentage of cost of sales.  This product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims.  The following table illustrates the Company’s product warranty accrual:

(in thousands)
Balance at December 31, 2008	$1,633
Additions to warranty liability	1,771
Warranty liability utilized	(409)
Balance at March 31, 2009	2,995
Additions to warranty liability	1,409
Warranty liability utilized	(301)
Balance at June 30, 2009	4,103
Additions to warranty liability	695
Warranty liability utilized	(863)
Balance at September 30, 2009	$3,935

Included within the above table is the remaining concrete tie warranty related to the previously discussed charges of approximately $3,173,000 as of September 30, 2009.  While the Company believes this is a reasonable estimate of this potential warranty claim, this estimate could change due to new information and future events.  There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our results of operations.

At September 30, 2009 the Company had outstanding letters of credit of approximately $2,883,000.

13. BUSINESS SEGMENTS

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.

The following table illustrates revenues and profits of the Company by segment:

	Three Months Ended,		Nine Months Ended,
	September 30, 2009		September 30, 2009
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit/(Loss)	Sales	Profit
Rail products	$41,211	$1,186	$139,866	$137
Construction products	48,072	4,264	128,632	9,593
Tubular products	3,130	(1,137)	15,430	267
Total	$92,413	$4,313	$283,928	$9,997

	Three Months Ended,		Nine Months Ended,
	September 30, 2008		September 30, 2008
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit
Rail products	$65,646	$5,642	$172,680	$13,520
Construction products	69,769	9,601	169,794	20,112
Tubular products	10,135	2,297	26,350	5,143
Total	$145,550	$17,540	$368,824	$38,775

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2008.

The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Income for reportable segments	$4,313	$17,540	$9,997	$38,775
Cost of capital for reportable segments	4,436	5,004	14,135	14,434
Interest expense	(328)	(500)	(989)	(1,543)
Gain on sale of DM&E investment	-	-	-	2,022
Gain on sale of Houston, TX property	-	-	-	1,486
Gain on sale of marketable securities	(1,194)	-	(1,194)	-
Interest income	169	617	676	2,018
Other income (expense)	116	(48)	(445)	(64)
LIFO credit (expense)	4,918	(5,065)	6,675	(7,828)
Corporate expense and other unallocated charges	(2,589)	(4,864)	(9,964)	(14,585)

Income before income taxes	$9,841	$12,684	$18,891	$34,715

14. COMPREHENSIVE INCOME

Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations.  The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Net income	$6,144	$8,126	$11,815	$22,089
Market value adjustments for investments	(64)	-	590	-
Unrealized derivative gains (losses) on cash flow hedges	-	34	34	110
Comprehensive income	$6,080	$8,160	$12,439	$22,199

15.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted the required enhanced disclosures of FASB ASC Topic 815, “Derivatives and Hedging” on January 1, 2009.  Topic 815 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.

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

In the first quarter of 2009, the Company entered into commitments with notional amounts totaling approximately $974,000 to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain rail in the second quarter of 2009.  During the second quarter of 2009, these commitments matured for a realized gain of approximately $105,000.  All of these contracts were settled as of September 30, 2009.  For more information concerning the fair value measurements of these instruments, refer to Note 3, “Fair Value Measurements.”

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
General

L. B. Foster Company is a leading manufacturer, fabricator and distributor of products for rail, construction, utility and energy markets.  The Company is comprised of three business segments: Rail products, Construction products and Tubular products.

Recent Developments

In May 2009, we completed the formation of a joint venture with L B Industries, Inc. which requires us to contribute $1.9 million in total to the joint venture.  We have a 45% ownership interest in the new joint venture, LB Pipe & Coupling Products, LLC, and made capital contributions of $0.7 million in the second quarter and $0.6 million in the third quarter.  These contributions comprise our total initial capital contribution of $0.9 million and part of our required additional capital contributions of $1.0 million pursuant to the amended joint venture agreement.

During the third quarter of 2009, we purchased land and commenced the construction of a facility related to this joint venture.  Upon completion of the construction, we plan to lease the facility to the joint venture.  This venture will install equipment to manufacture, market and sell various products for the energy, utility and construction markets.  This investment will be accounted for under the equity method of accounting as we have the ability to exert significant influence, but not control, over operating and financial policies.

In July 2009, we sold a portion of our investments in available-for-sale marketable securities for approximately $2.1 million in proceeds and recorded a corresponding gain of approximately $1.2 million.  Our current investments in these securities have a fair value of approximately $1.7 million at September 30, 2009.

In September 2009, we implemented cost reduction measures in addition to those implemented in January 2009 which included further plant personnel reductions as well as a reduction in our salaried workforce in an effort to right-size the Company given our current volumes and profitability.

Also during the 2009 third quarter, we recorded approximately $0.4 million of slow moving inventory reserves in each of our Rail Products and Tubular Products Segments due to low activity levels.

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB ASC is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  The codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  This statement applies beginning in the 2009 third quarter.  All accounting references have been updated and, therefore, SFAS references have been replaced with ASC references.

The Company adopted changes issued by the FASB to accounting for business combinations beginning on January 1, 2009.  FASB ASC Topic 805, “Business Combinations,” retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  Topic 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008.

The Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as subsequent events, on June 30, 2009.  FASB ASC Topic 855, “Subsequent Events,” requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE).  FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  Qualifying special-purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE.  Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.

Quarterly Results of Operations

	Three Months Ended		Percent of Total Net Revenues		Percent Increase
	September 30,		Three Months Ended September 30,		/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
	(Dollars in thousands)
Net Sales:
Rail Products	$41,211	$65,646	44.6%	45.1%	(37.2	) %
Construction Products	48,072	69,769	52.0	47.9	(31.1)
Tubular Products	3,130	10,135	3.4	7.0	(69.1)
Total Net Sales	$92,413	$145,550	100.0%	100.0%	(36.5	) %

	Three Months Ended		Gross Profit Percentage		Percent Increase
	September 30,		Three Months Ended September 30,		/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
	(Dollars in thousands)
Gross Profit:
Rail Products	$5,148	$10,232	12.5%	15.6%	(49.7	) %
Construction Products	8,927	15,109	18.6	21.7	(40.9)
Tubular Products	(634)	2,908	(20.3)	28.7	(121.8)
LIFO Credit (Expense)	4,918	(5,065)	5.3	(3.5)	**
Other	(601)	(477)	(0.7)	(0.3)	26.0
Total Gross Profit	$17,758	$22,707	19.2%	15.6%	(21.8	) %

	Three Months Ended		Percent of Total Net Revenues		Percent Increase
	September 30,		Three Months Ended September 30,		/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
	(Dollars in thousands)
Expenses:
Selling and Administrative Expenses	$9,068	$10,092	9.8%	6.9%	(10.1	) %
Interest Expense	328	500	0.4	0.3	(34.4)
Gain on Sale of Marketable Securities	(1,194)	-	(1.3)	-	**
Interest Income	(169)	(617)	(0.2)	(0.4)	(72.6)
Other (Income) Expense	(116)	48	(0.1)	-	(341.7)
Total Expenses	7,917	10,023	8.6	6.9	(21.0)

Income Before Income Taxes	9,841	12,684	10.6	8.7	(22.4)
Income Tax Expense	3,697	4,558	4.0	3.1	(18.9)

Net Income	$6,144	$8,126	6.6%	5.6%	(24.4	) %

**	Results of calculation are not meaningful for presentation purposes.

Third Quarter 2009 Compared to Third Quarter 2008 – Company Analysis

Net income for the third quarter of 2009 was $0.60 per diluted share compared to net income per diluted share of $1.15 for the third quarter of 2008.

Our gross profit margin includes a favorable impact of the LIFO method of accounting for inventory as of September 30, 2009 due principally to declining steel prices.  The prior year period included a negative impact caused by inflation.  Partially offsetting this favorable adjustment, were $3.9 million of unfavorable adjustments related to declining inventory pricing.  Additionally, gross profit was adversely affected by approximately $1.0 million in charges related to slow moving and obsolete inventory, primarily occurring within our Rail Products and Tubular Products Segments.  Increased unabsorbed plant costs of approximately $0.8 million over the prior year quarter resulting from low production volumes has also negatively impacted our gross profit margin.

The 2009 third quarter decrease in Selling and Administrative expenses primarily resulted from reduced incentive compensation expense, bad debt expense and travel and entertainment expenses.  Lower interest rates resulted in reduced interest income earned on our various cash and cash equivalent instruments during the third quarter of 2009.  Our 2009 third quarter also includes the previously mentioned gain of $1.2 million from the sales of marketable securities.  Income taxes in the current quarter were recorded at approximately 37.6%, compared to the prior year period rate of 35.9% due to a reduced benefit from non-taxable interest income and certain domestic manufacturing credits.

Results of Operations – Segment Analysis

Rail Products

	Three Months Ended				Percent
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Dollars in thousands)
Net Sales	$41,211	$65,646	$(24,435)		(37.2	) %

Gross Profit	$5,148	$10,232	$(5,084)		(49.7	) %
Gross Profit Percentage	12.5%	15.6%	(3.1	) %	(19.9	) %

Third Quarter 2009 Compared to Third Quarter 2008

Our rail distribution business reported reduced sales which led the overall decline within the segment.  This decrease was associated with reductions in sales volumes and lower steel prices.  Another cause of the segment’s sales decline was related to our transit products division.  While new orders have increased, many of these orders have delivery dates in 2010 and beyond.  Our concrete tie business reported lower sales attributable primarily to reduced sales at our Spokane, WA tie facility.

Falling steel prices and unfavorable plant variances associated with low activity levels have negatively impacted our Rail Products Segment gross profit.  Specifically, steadily decreasing rail inventory values have negatively impacted our new and used rail distribution business.  Market related volume reductions and a less favorable product mix have hampered our transit products division.  Finally, our concrete tie division was negatively impacted by a charge of approximately $0.4 million related to slow-moving finished goods inventory.

Construction Products

	Three Months Ended				Percent
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Dollars in thousands)
Net Sales	$48,072	$69,769	$(21,697)		(31.1	) %

Gross Profit	$8,927	$15,109	$(6,182)		(40.9	) %
Gross Profit Percentage	18.6%	21.7%	(3.1	) %	(14.2	) %

Third Quarter 2009 Compared to Third Quarter 2008

Our Construction Products sales decline was due to decreased sales of piling products caused by reduced sales volume as well as to lower prices.  The remaining divisions within this segment have experienced sales growth.  The improvement in our fabricated products and concrete buildings divisions were, in part, based on activity related to the federal stimulus legislation.

The driver of Construction Products’ gross profit decline was our piling division which, in addition to the impact of volume declines, experienced margin compression due to falling prices and decreased market demand for certain products.

Tubular Products

	Three Months Ended				Percent
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Dollars in thousands)
Net Sales	$3,130	$10,135	$(7,005)		(69.1	) %

Gross Profit	$(634)	$2,908	$(3,542)		(121.8	) %
Gross Profit Percentage	-20.3%	28.7%	(48.9	) %	(170.6	) %

Third Quarter 2009 Compared to Third Quarter 2008

An industry wide slow down in the energy markets served by our Tubular Products segment has resulted in reductions in both our sales volumes as well as profitability.

Reductions in pipe pricing and unfavorable manufacturing variances have had significant, adverse affects on the gross profit margins of both Tubular Products divisions.  Additionally, due to the slow down in market conditions, we recorded a charge of approximately $0.4 million related to slow-moving inventory in the current quarter.

Year-to-date Results of Operations

	Nine Months Ended		Percent of Total Net Revenues		Percent Increase
	September 30,		Nine Months Ended September 30,		/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
	(Dollars in thousands)
Net Sales:
Rail Products	$139,866	$172,680	49.3%	46.8%	(19.0	) %
Construction Products	128,632	169,794	45.3	46.0	(24.2)
Tubular Products	15,430	26,350	5.4	7.1	(41.4)
Total Net Sales	$283,928	$368,824	100.0%	100.0%	(23.0	) %

	Nine Months Ended		Gross Profit Percentage		Percent Increase
	September 30,		Nine Months Ended September 30,		/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
	(Dollars in thousands)
Gross Profit:
Rail Products	$12,610	$27,194	9.0%	15.7%	(53.6	) %
Construction Products	24,304	35,257	18.9	20.8	(31.1)
Tubular Products	1,999	6,819	13.0	25.9	(70.7)
LIFO Credit (Expense)	6,675	(7,828)	2.4	(2.1)	**
Other	(1,316)	(1,229)	(0.5)	(0.3)	7.1
Total Gross Profit	$44,272	$60,213	15.6%	16.3%	(26.5	) %

	Nine Months Ended		Percent of Total Net Revenues		Percent Increase
	September 30,		Nine Months Ended September 30,		/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
	(Dollars in thousands)
Expenses:
Selling and Administrative Expenses	$26,707	$29,417	9.4%	8.0%	(9.2	) %
Interest Expense	989	1,543	0.3	0.4	(35.9)
Gain on Sale of DM&E Investment	-	(2,022)	-	(0.5)	**
Gain on Sale of Houston, TX Property	-	(1,486)	-	(0.4)	**
Gain on Sale of Marketable Securities	(1,194)	-	(0.4)	-	**
Interest Income	(676)	(2,018)	(0.2)	(0.5)	(66.5)
Other (Income) Expense	(445)	64	(0.2)	-	**
Total Expenses	25,381	25,498	8.9	6.9	(0.5)

Income Before Income Taxes	18,891	34,715	6.7	9.4	(45.6)
Income Tax Expense	7,076	12,626	2.5	3.4	(44.0)

Net Income	$11,815	$22,089	4.2%	6.0%	(46.5	) %

**	Results of calculation are not meaningful for presentation purposes.

First Nine Months of 2009 Compared to First Nine Months of 2008 – Company Analysis

Net income for the first nine months of 2009 was $1.15 per diluted share which compares to net income for the first nine months of 2008 of $2.01 per diluted share.  Included in net income of the current year is the pre-tax gain associated with the sale of our marketable securities ($1.2 million).  Included in net income for the prior year period were pre-tax gains from the receipt of escrow proceeds related to the sale of our investment in the DM&E Railroad ($2.0 million) and the sale-leaseback of our Houston, TX facility ($1.5 million).

Due principally to declining steel prices, we have realized a positive LIFO adjustment for the full year 2009, while the prior year period included a negative adjustment caused by increased product prices.  Gross profit was adversely affected in 2009 by the $2.7 million concrete tie warranty charge and $2.6 million of adjustments related to returned concrete ties which all occurred within our Rail Products segment.  Low production volumes have increased unfavorable plant variances by approximately $3.5 million over the prior period.  Gross profit was also negatively affected by slow-moving and obsolete inventory charges of approximately $1.0 million recorded primarily within our Rail Products and Tubular Products segments.

As we operate in the current recessionary economic environment, we continue to control our selling, administrative and manufacturing costs through various cost reduction measures.  The primary reasons for reduced selling and administrative costs are reduced incentive compensation, travel and entertainment expenses and bad debt expense.  Interest expense decreased from the prior year period due principally to reduced borrowings and, to a lesser extent, lower interest rates.  Sharply reduced interest rates resulted in reduced interest income earned on our various cash instruments during the first nine months of 2009.  The settlement of our foreign exchange contracts for gains contributed to increased other income over the prior year period.  Income taxes in the 2009 year to date period were recorded at approximately 37.5%, as compared to the prior year period rate of 36.4% due to a reduced benefit from non-taxable interest income and certain domestic manufacturing credits.

Year-to-date Results of Operations – Segment Analysis

Rail Products

	Nine Months Ended				Percent
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Dollars in thousands)
Net Sales	$139,866	$172,680	$(32,814)		(19.0	) %

Gross Profit	$12,610	$27,194	$(14,584)		(53.6	) %
Gross Profit Percentage	9.0%	15.7%	(6.7	) %	(42.8	) %

First Nine Months of 2009 Compared to First Nine Months of 2008

Reduced industrial market demand within our rail distribution business drove the overall decrease in Rail Products sales for the first nine months of 2009 as compared to 2008.  Depressed market conditions have reduced sales in our transit products division compared to its record sales year in 2008.  However, this division has a strong backlog from recent activity which should begin to ship in 2010.

Current market conditions have led to overall lower demand and sales of concrete ties at all of our facilities.  Our Grand Island, NE and Tucson, AZ facilities have been affected by low UPRR concrete tie purchasing levels throughout 2009.  Also, our Grand Island, NE facility was negatively impacted by below-specification raw materials that led the Union Pacific Railroad (UPRR) to reject certain concrete ties which reduced sales by approximately $2.8 million.

Gross profit margin has declined across most of our divisions within our Rail Products segment.  Two leading causes of our reduced gross profit relate to the following two specific issues at our concrete tie division.  The first is the cumulative impact during 2009 of approximately $2.7 million in warranty charges related to in track failures of our prestressed concrete railroad ties.  The second is the $2.6 million of gross profit charges associated with the rejection by the UPRR of concrete railroad ties which contained below-specification raw materials.  The remainder of the divisions experienced margin contraction during 2009 associated, generally, with demand and pricing declines with the exception of our Allegheny Rail Products (ARP) division.  The demand declines have resulted in decreased production volumes causing increased unabsorbed plant expenses and increased charges for slow-moving and obsolete inventory.  The pricing declines have contributed to unfavorable inventory adjustments.

Due to our expectations that Class 1 railroad capital spending will continue to be depressed, we anticipate continued weakness in our Rail Products Segment sales and gross profit.  We anticipate the industrial market will remain weak heading into 2010 further hampering our sales of various rail products.  Partially offsetting these weaknesses is our transit products division.  The strong popularity of mass transit systems coupled with stimulus legislation funding has led to a dramatic increase in this division’s backlog.

Construction Products

	Nine Months Ended				Percent
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Dollars in thousands)
Net Sales	$128,632	$169,794	$(41,162)		(24.2	) %

Gross Profit	$24,304	$35,257	$(10,953)		(31.1	) %
Gross Profit Percentage	18.9%	20.8%	(1.9	) %	(9.0	) %

First Nine Months of 2009 Compared to First Nine Months of 2008

Improved sales performance from both our fabricated products and concrete buildings divisions was entirely offset by significant sales declines by our piling division.  Reduced demand caused by the nationwide softening in our heavy civil and public works construction markets led to reductions in sales volumes and pricing across most of our piling product offerings.  Strong bridge activity drove the sales increases within our fabricated products division while increased new orders and sales provided growth within our concrete buildings division.

The impact of volume declines within our piling division and a declining price environment also contributed to the reduction of our Construction Products gross profit margin.  Exclusive of the negative gross profit margin impacts caused by our piling division, the remaining divisions margins within our Construction Products segment remained comparatively flat over the prior year period.

Our heavy civil and public works construction markets remain soft nationwide, reducing our bookings and backlog.  However, we are beginning to see opportunities generated from the recently signed American Recovery and Reinvestment Act stimulus bill and expect increased activity as funding increases.  However, we do not expect this activity to compensate for the shortfalls created by the economic downturn.

Tubular Products

	Nine Months Ended				Percent
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Dollars in thousands)
Net Sales	$15,430	$26,350	$(10,920)		(41.4	) %

Gross Profit	$1,999	$6,819	$(4,820)		(70.7	) %
Gross Profit Percentage	13.0%	25.9%	(12.9	) %	(49.9	) %

First Nine Months of 2009 Compared to First Nine Months of 2008

An industry wide slow down in the energy markets served by our Tubular Products segment caused by the current recession has resulted in reductions in both our sales volumes as well as our profitability.  We currently anticipate the energy markets we serve will continue to be extremely weak into 2010.

Reductions in pipe pricing and unfavorable manufacturing variances have had significant, adverse affects to the gross profit margins in our threaded products division.  Additionally, due to the slow down in market conditions, we recorded a charge of approximately $0.4 million in this division related to slow-moving inventory.

Liquidity and Capital Resources

The Company’s capitalization is as follows:

Debt:	September 30,	December 31,
(In millions)	2009	2008
Term Loan, due May 2011	$13.8	$16.0
Capital Leases and Interim Lease Financing	6.2	9.0
Other (primarily revenue bonds)	2.0	2.5
Total Debt	22.0	27.5

Equity	228.3	217.6

Total Capitalization	$250.3	$245.1

Total debt as a percentage of capitalization was approximately 8.8% as of September 30, 2009.  This measure reflects a strong financial position as there is minimal leverage and our cash balance covers debt by approximately a multiple of 5.5 times.

The Company’s need for liquidity relates primarily to seasonal working capital requirements, capital expenditures, joint venture capital obligations, common stock repurchases and debt service obligations.  We may also use cash to pursue potential strategic acquisitions.

The following table summarizes the year-to-date impact of these items:

	September 30,
(In millions)	2009	2008
Liquidity needs:
Working capital and other assets and liabilities	$0.5	$(15.8)
Common stock purchases	(1.9)	(19.8)
Capital expenditures	(4.8)	(4.0)
Investment capital contributions	(1.2)	-
Scheduled repayments of long-term debt	(2.1)	(2.4)
Other long-term debt scheduled repayments	(3.4)	(2.8)
Cash interest paid	(0.9)	(1.5)
Net liquidity requirements	(13.8)	(46.3)

Liquidity sources:
Internally generated cash flows before interest paid	18.4	26.8
Credit facility activity	-	0.2
Proceeds from the sale of marketable securities	2.1	-
Proceeds from the sale of DM&E investment	-	2.0
Proceeds from asset sales	-	6.6
Equity transactions	0.2	1.4
Net liquidity sources	20.7	37.0

Net Change in Cash	$6.9	$(9.3)

Cash Flow from Operating Activities

During the first nine months of 2009, cash flows from operations provided $18.0 million, a favorable increase of $8.6 million compared to the first nine months of 2008.  Net income and adjustments to net income provided $17.6 million for the 2009 period.  Included in adjustments to net income for the 2008 period were gains associated with the sale of our investment in the DM&E ($2.0 million) and the sale-leaseback of our Houston, TX property ($1.5 million).  The reduction in trade accounts receivable resulting from decreased September 2009 sales over September 2008 sales and the decrease in inventories were partially offset by the reduction in trade accounts payable.

Cash Flow from Investing Activities

Capital expenditures were $4.8 million for the first nine months of 2009 compared to $4.0 million for the same 2008 period.  Current period expenditures were for land and initial construction of a building that will be leased to our joint venture, plant and equipment improvements, other land purchases, as well as technology infrastructure and application software.  We anticipate total capital spending in 2009 will not exceed $7.0 million and will be funded by cash flow from operations.

Cash flows used by investing activities for the nine months ended September 30, 2009 includes the proceeds received from the sale of marketable securities and capital contributions to the new joint venture.  We have a 45% ownership interest in this joint venture which will manufacture, market and sell various products for the energy, utility and construction markets.

Cash flows provided by investing activities for the nine months ended September 30, 2008 included proceeds of $6.5 million and $2.0 million from the aforementioned threaded products facility and DM&E investment sale, respectively.

Cash Flow from Financing Activities

The decrease in cash used by financing activities in 2009 as compared to 2008 is primarily related to the decrease in the number and corresponding value of shares of Common stock purchased pursuant to our share repurchase program.  For the nine months ended September 30, 2009, we purchased 86,141 shares for approximately $1.9 million while during the same 2008 period we purchased 569,909 shares for approximately $19.8 million.

Also, during the 2009 period, we accelerated the repayments of certain other long-term debt instruments that had high interest rates and no prepayment penalties.

Financial Condition

Included within cash and cash equivalents are principally investments in tax-free and taxable money market funds with municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds all of which maintain AAA credit ratings.  The U.S. Treasury Guarantee Program for Money Market Funds expired on September 18, 2009.  As a result of the expiration of this guarantee, we are re-evaluating our strategy for our various cash and cash equivalent instruments.  A high priority of any revised strategy will be the maintenance of our principal balances.  Cash and cash equivalents also include our investments in bank certificates of deposit.

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

Under the term loan, we had $13.8 million outstanding at September 30, 2009 of which $11.2 million was noncurrent.  Revolving credit facility borrowings placed in LIBOR contracts are priced at prevailing LIBOR rates, plus 1.25%.  Borrowings placed in other tranches are priced at the prevailing prime rate, minus 1.00%.  The term loan base rate spread is fixed at prime minus 0.75% and the LIBOR spread is fixed at plus 1.50%.  Under the credit agreement, we maintain dominion over our cash at all times, as long as excess availability stays over $5.0 million and there is no uncured event of default.

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

The fifth amendment also includes a revised minimum net worth covenant and a revised maximum level for consolidated capital expenditures.  As of September 30, 2009 we were in compliance with all of the Agreement’s covenants.

We routinely review our portfolio of businesses and contemplate potential acquisitions and dispositions from time to time.  We are currently assessing a number of options for the potential use of the available funds and sources of financing, including, but not limited to, debt reduction, strategic acquisitions, organic reinvestment in the existing business, continued share repurchases, funding joint venture capital calls and other general corporate purposes.

Within our short-term strategic forecast, we have seen evidence of both strength and weakness, with more evidence of weakness.  We continue to see inconsistent opportunities generated from the Federal stimulus legislation primarily in our transit and concrete buildings divisions.  We expect increases in activity as funding increases, but this activity will not compensate for the shortfalls created by the current economic downturn.

We do, however, operate in this period of uncertainty in an extremely strong financial position.  As of September 30, 2009, we had approximately $122.0 million in cash and short-term instruments and a revolving credit facility with approximately $72.2 million of availability compared to $22.0 million in long-term debt.  We believe this capacity will afford us the flexibility to take advantage of opportunities that we may encounter and weather the current economic downturn.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit.  A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2008 is included in the “Liquidity and Capital Resources” section of the Company’s 2008 Annual Report filed on Form 10-K.  In connection with the formation of our new joint venture, we are obligated for required additional capital contributions of approximately $0.7 million.  These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.

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

Outlook

Our businesses and results of operations have been impacted by the downturn in the global economy.  We believe that the recession, continued credit concerns and expected reductions in federal and state government tax receipts will present challenges to the many end markets to which we sell.  As a result of anticipated reduced demand for certain of our products as well as sharply falling commodity prices over the last several months, we expect to battle margin compression for at least the next six months and we implemented certain additional cost reduction measures in September 2009 in anticipation of these concerns.  As activity levels have remained constrained, we reduced our salaried workforce and implemented additional plant personnel reductions.  We expect to be challenged into 2010 by reduced sales volumes, reduced production volumes and falling prices caused by the recessionary economic environment.  However, we also expect to be profitable and to generate positive cash flow.  We believe that when conditions do improve, and we do not know when that might be, the markets we participate in will be among the first to benefit.  We continue to navigate through this period of uncertainty in an extremely strong financial position.

Our agreement with the Union Pacific Railroad (UPRR) includes their purchasing concrete ties from our Grand Island, NE facility through 2010 and our Tucson, AZ facility through 2012.  While the UPRR will continue to purchase concrete ties under this agreement, we are currently uncertain when the UPRR purchasing level for concrete ties will improve and, as a result, both of our Grand Island, NE and Tucson, AZ facilities are operating at approximately 45% of capacity.  We are actively pursuing, albeit in a difficult industrial market, product sales opportunities to other third parties at both of these locations.

During the first six months of 2009 we recorded approximately $2.7 million in warranty charges related to in-track failures of concrete railroad ties.  We believe that we have identified, analyzed and accounted for all of the prestressed concrete railroad ties that failed of which we are aware.  While we believe this is a reasonable estimate of this potential warranty claim, this estimate could change due to new information and future events.  There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our results of operations.

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

Certain of our businesses rely heavily on spending authorized by the federal highway and transportation funding bill, SAFETEA-LU, enacted in August 2005.  This legislation authorized $286 billion for United States transportation improvement spending and expired in September 2009.  This legislation has been temporarily extended for a period of six months.  While certain estimates of the amounts that may be authorized under successor legislation to SAFETEA-LU range from $400 to $500 billion, there is significant uncertainty as to the timing of the renewal of this multi-year surface transportation legislation and the potential impact it may have on our markets.  SAFETEA-LU was not approved until nearly two years after the previous authorization expired.  This delay had a material detrimental impact upon the demand and spending levels in certain markets where we participated during 2003 to 2005.

We entered into a corporate joint venture to manufacture, market and sell various products for the energy, utility and construction markets.  In connection with the joint venture agreement we are required to make initial capital contributions of $0.9 million and additional capital contributions of $1.0 million.  No assurances can be given that additional capital contributions will not be required, that the manufacturing facility will be completed timely or that the joint venture will perform in accordance with our expectations.

Although backlog is not necessarily indicative of future operating results, total Company backlog at September 30, 2009, was approximately $155.5 million, a 13.0% decrease compared to September 30, 2008.  The following table provides the backlog by business segment:

	Backlog
	September 30,	December 31,	September 30,
(In thousands)	2009	2008	2008
Rail Products	$55,060	$68,438	$72,412
Construction Products	97,008	57,626	97,014
Tubular Products	3,473	6,524	9,436
Total Backlog	$155,541	$132,588	$178,862

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

In the first quarter of 2009, the Company entered into commitments with notional amounts totaling approximately $1.0 million to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain rail in the second quarter of 2009.  During the second quarter of 2009, these commitments matured for a realized gain of approximately $0.1 million.  All of these contracts were settled as of September 30, 2009.

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

Item 4. CONTROLS AND PROCEDURES

a)
L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no purchases of its equity securities for the three month period ended September 30, 2009.  Purchases under the following plan have not been suspended:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
		Average	Purchased as	that May Yet Be
	Total Number	Price	Part of Publicly	Purchased Under
	Of Shares	Paid per	Announced Plans	the Plans
	Purchased (1)	Share	or Programs	or Programs
As of September 30, 2009	951,673	$30.60	951,673	$11,654,894

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
_______________________________

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

L.B. FOSTER COMPANY
(Registrant)

Date: November 6, 2009	By: /s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer of Registrant)