Form 10-K
FOSTER L B CO
filed 2010-03-12
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _____

Commission File Number	0-10436

L. B. FOSTER COMPANY
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1324733
(State of Incorporation)	(I.R.S. Employer Identification No.)

415 Holiday Drive, Pittsburgh, Pennsylvania	15220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(412) 928-3417

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.01	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[ ] Yes	[X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	[ ] Yes	[X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes	[ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). *
	[ ] Yes	[ ] No

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
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	[ ] Yes	[X] No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $296,606,330.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2010
Common Stock, Par Value $0.01	10,163,964 shares

Documents Incorporated by Reference:
Portions of the Proxy Statement prepared for the 2010 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12 and 14 of Part III.

PART I

PART II

PART III

PART IV

EX 23
EX 31.1
EX 31.2
EX 32.0

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

The Company has a joint venture with L B Industries, Inc., L B Pipe & Coupling Products, LLC, in which we have a 45% ownership interest.  This venture manufactures, markets and sells various products for the energy, utility and construction markets.

The Company classifies its activities into three business segments:  Rail products, Construction products, and Tubular products.  Financial information concerning the segments is set forth in Item 8, Note 19.  The following table shows for the last three fiscal years the net sales generated by each of the current business segments as a percentage of total net sales.

	Percentage of Net Sales
	2009	2008	2007
Rail Products	47%	46%	51%
Construction Products	48%	47%	42%
Tubular Products	5%	7%	7%
	100%	100%	100%

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

The Company’s Trackwork division sells new and relay trackwork for industrial and export markets.

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

TUBULAR PRODUCTS

The Company provides fusion bond and other coatings for corrosion protection on oil, gas and other pipelines.  The Company also supplies special pipe products such as water well casing, column pipe, couplings, and related products for agricultural, municipal and industrial water wells.  In addition, the Company sells micropiles for construction foundation repair and slope stabilization.  Also, the Company owns a facility that will be leased to its corporate joint venture.

JOINT VENTURE

In May 2009, the Company completed the formation of a joint venture with L B Industries, Inc. and another party.  The Company has a 45% ownership interest in the new joint venture, L B Pipe & Coupling Products, LLC, and made capital contributions of $1.4 million in 2009.

During the third quarter of 2009, the Company purchased approximately 35 acres of land in Magnolia, TX for approximately $1.1 million and built a facility which will ultimately be leased to the joint venture.  This venture will manufacture, market and sell various products, including couplings and micropile, for the energy, utility and construction markets.  The joint venture commenced operations during 2010.

MARKETING AND COMPETITION

L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States through a national sales force of 55 people, including outside sales, inside sales, and customer service representatives.  The Company maintains 14 sales offices and 17 warehouses, plant and yard facilities located throughout the country.  During 2009, approximately 4% of the Company’s total sales were for export.

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

BACKLOG

The dollar amount of firm, unfilled customer orders at December 31, 2009 and 2008 by business segment follows:

	December 31,
	2009	2008
	In thousands
Rail Products	$53,350	$68,438
Construction Products	116,128	57,626
Tubular Products	3,212	6,524
Total from Continuing Operations	$172,690	$132,588

Approximately 6% of the December 31, 2009 backlog is related to projects that will extend beyond 2010.

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

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 2009, the Company had 593 employees, of whom 347 are hourly production workers and 246 are salaried employees.  Of these hourly production workers, 134 are represented by unions.  The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

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

Forward looking statements include known and unknown risks and uncertainties.  Actual future results may differ greatly from these statements and expectations that we express in this report.  We encourage all readers to carefully consider the Risk Factors below and all the information presented in our 2009 Annual Report on Form 10-K and caution you not to rely unduly on any forward looking statements.

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

On February 16, 2010, L.B. Foster Company, a Pennsylvania corporation (“L.B. Foster”), Foster Thomas Company, a West Virginia corporation and a wholly-owned subsidiary of L.B. Foster (“Purchaser”), and Portec Rail Products, Inc., a West Virginia corporation (“Portec” or the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Should the merger not be consummated, we would continue with our above acquisition growth strategy.  More information regarding the merger can be found in the “Recent Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The following two risk factors relate to the proposed merger.

Merger Agreement Consummation
The consummation of the Merger Agreement with Portec is subject to various conditions including the acceptance of the tender offer by at least 65% of the Shareholders of Portec, the absence of legal prohibitions and the receipt of necessary regulatory approvals to the extent they relate to antitrust and competition laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  Consummation of the merger is not subject to a financing condition.

Loss of Key Employees or Customers or Otherwise Cause Business Disruption resulting from Merger
Until completion of the Merger Agreement, we and Portec have operated and will continue to operate independently.  It is possible that the merger could result in the loss of key employees, result in the disruption of one or more of the companies’ ongoing businesses or identify inconsistencies in standards, controls, procedures and policies that adversely affect one or more of the companies’ ability to maintain relationships with customers, suppliers or creditors.  Employee retention before, during or after the combination may be challenging as employees may experience uncertainty about future roles until strategies with regard to the combined company are announced or executed.

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

A significant decrease in capital spending by our railroad customers could negatively impact our product revenue.  The Company’s CXT Rail operation and Allegheny Rail Products division are dependent on the Union Pacific Railroad (UPRR) for a significant portion of their business.  The CXT Rail operation was awarded a long-term contract in 2005 from the UPRR for the supply of prestressed concrete railroad ties.  CXT Rail expanded and modernized its Grand Island, NE plant in 2005, and completed construction of a new facility in Tucson, AZ in 2006 to accommodate the contract’s requirements.  UPRR has agreed to purchase minimum annual quantities from the Grand Island, NE facility through December 2010, and the Tucson, AZ facility through December 2012.

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

Raw Material Costs and Availability
Most of Foster’s businesses utilize steel as a significant product component.  The steel industry is cyclical and prices as well as availability are subject to international market forces.  We also use significant amounts of cement and aggregate in our concrete railroad tie and our precast concrete building businesses.  Cement and aggregate prices are subject to market conditions but this has not yet had a significant impact on the Company.  No assurances can be given that our financial results would not be adversely affected if prices or availability of these materials were to change in a significantly unfavorable manner.

Joint Venture
We have a joint venture with L B Industries, Inc. and another party to manufacture, market and sell various products for the energy, utility and construction markets.  In connection with the joint venture agreement, we are required to make initial capital contributions of $1.9 million of which there remains approximately $0.5 million at December 31, 2009.  No assurances can be given that additional capital contributions will not be required or that the joint venture will perform in accordance with our expectations.

Union Workforce and Labor Relations
Three of the Company’s manufacturing facilities are staffed by employees represented by labor unions.  These 134 employees are currently working under two separate collective bargaining agreements.

In October 2007, we negotiated the renewal of the collective bargaining agreement with our Spokane, WA workforce represented by the United Steelworkers Local Number 338.  This agreement, covering approximately 90 employees, expires in September 2011.

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

DM&E Contingent Payments
As part of the 2007 sale of our investment in the Dakota, Minnesota and Eastern Railroad (DM&E) to the Canadian Pacific Railway Limited (CP), we received the right to future contingent payments based on (i) construction commencing on the Powder River Basin Expansion Project (PRB) and (ii) certain PRB tonnage thresholds being surpassed.  The CP is obligated to pay the DM&E’s former equity holders an aggregate of $350.0 million, plus interest at 5% per annum, if the CP commences construction of the PRB expansion prior to December 31, 2025.  Additionally, CP shall cause the former equity holders to receive certain payments not to exceed $707.0 million if the CP attains milestones, as set forth in the sales agreement, related to PRB coal tonnage thresholds prior to December 31, 2025.

Our share of any of this construction milestone payment or individual future coal milestone payments, if any such payments are made, prior to expenses and any offsets, is approximately 12¼%.  No assurances can be given that any of these payments will be made and the CP has stated that it may take several years for it to determine whether to construct the PRB expansion.  For more information regarding the sale of our investment in the DM&E, please see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2007.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company’s business using the properties, are set forth in the following table:

Location	Function	Acres	Business Segment	Lease Expires
Bedford, PA	Bridge component fabricating plant.	10	Construction	Owned
Birmingham, AL	Pipe coating facility.	32	Tubular	2017
Columbia City, IN	Rail processing facility and yard storage.	22	Rail	Owned
Georgetown, MA	Bridge component fabricating plant.	11	Construction	Owned
Grand Island, NE	CXT concrete tie plant.	9	Rail	2010
Hillsboro, TX	Precast concrete facility.	9	Construction	Owned
Houston, TX	Casing, upset tubing, threading, heat treating and painting. Yard storage.	20	Tubular, Rail and Construction	2018
Magnolia, TX	Joint venture manufacturing facility.	35	Tubular	Owned
Niles, OH	Rail fabrication. Yard storage.	35	Rail	Owned
Petersburg, VA	Piling storage facility.	48	Construction	Owned
Pueblo, CO	Rail joint manufacturing and lubricator assembly.	9	Rail	Owned
Spokane, WA	CXT concrete tie plant.	13	Rail	2010
Spokane, WA	Precast concrete facility.	5	Construction	2012
Tucson, AZ	CXT concrete tie plant.	19	Rail	2012

The lease covering the Grand Island, NE CXT concrete tie plant expires in December 2010 and is associated with the concrete tie supply agreement with the UPRR which also expires in December 2010.  The Company plans to enter into negotiations with the UPRR in 2010 to extend both the concrete tie supply agreement and the lease for the concrete tie plant.

The lease for the Spokane, WA CXT concrete tie plant expires in July 2010.  The Company anticipates that this lease will be extended prior to its expiration.

Including the properties listed above, the Company has 14 sales offices, including its headquarters in Pittsburgh, PA, and 17 warehouses, plant and yard facilities located throughout the country.  The Company’s facilities are in good condition.

ITEM 3.  LEGAL PROCEEDINGS

In the second quarter of 2004, a gas company filed a complaint against the Company in Allegheny County, PA, alleging that in 1989 the Company had applied epoxy coating on 25,000 feet of pipe and that, as a result of inadequate surface preparation of the pipe, the coating had blistered and deteriorated.  In January 2010, the Company, while believing it had compelling defenses to these claims, settled the case for $25,000.

In November 2005, the City of Clearfield, Utah, filed suit in the Second District Court, Davis County, Utah, against the Utah Department of Transportation, a general contractor, four design engineers and/or consultants, a bonding company and the Company. The City alleged that the design and engineering of an overpass in 2000 had been faulty and that the Company had provided the mechanical stabilized earth wall system for the project.  The City alleged that the embankment to the overpass began, in 2001, to fail and slide away from the stabilized earth wall system, resulting in damage in excess of $3,000,000.  The City has agreed to settle its claims against several of the defendants and this settlement has been challenged by other defendants.  The Company believes that it has meritorious defenses to these claims, that the Company's products complied with all applicable specifications and that other factors accounted for any alleged failure.  The Company has referred this matter to its insurance carrier, which, although it reserved its right to deny coverage, has undertaken the defense of this claim.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is set forth below.

Name	Age	Position
Stan L. Hasselbusch	62	President and Chief Executive Officer
Merry L. Brumbaugh	52	Vice President – Tubular Products
Samuel K. Fisher	57	Senior Vice President – Rail Products
Donald L. Foster	54	Senior Vice President – Construction Products
Kevin R. Haugh	53	Vice President– Concrete Products
John F. Kasel	45	Senior Vice President – Operations and Manufacturing
Brian H. Kelly	50	Vice President – Human Resources
Gregory W. Lippard	41	Vice President – Rail Product Sales
Linda K. Patterson	60	Controller
David J. Russo	51	Senior Vice President, Chief Financial and Accounting Officer and Treasurer
David R. Sauder	39	Vice President – Global Business Development
David L. Voltz	57	Vice President, General Counsel and Secretary

Mr. Hasselbusch has been Chief Executive Officer and a director of the Company since January 2002, and President of the Company since March 2000.  He served as Vice President – Construction and Tubular Products from December 1996 to December 1998 and as Chief Operating Officer from January 1999 until he was named Chief Executive Officer in January 2002.

Ms. Brumbaugh was elected Vice President – Tubular Products in November 2004, having previously served as General Manager, Coated Products since 1996.  Ms. Brumbaugh has served in various capacities with the Company since her initial employment in 1980.

Mr. Fisher was elected Senior Vice President – Rail Products in October 2002, having previously served as Senior Vice President – Product Management since June 2000.  From October 1997 until June 2000, Mr. Fisher served as Vice President – Rail Procurement.  Prior to October 1997, Mr. Fisher served in various other capacities with the Company since his employment in 1977.

Mr. Donald Foster was elected Senior Vice President – Construction Products in February 2005, after having served as Vice President – Piling Products since November 2004 and General Manager of Piling since September 2004.  Prior to joining the Company, Mr. Foster was President of Metalsbridge, a financed supply chain logistics entity.  He served U.S. Steel Corporation as an officer from 1999 to 2003.  During that time, Mr. Foster functioned as Vice President International, President of UEC Technologies and President, United States Steel International, Inc.

Mr. Haugh was elected Vice President – Concrete Products in March 2008 after joining the organization in February 2008.  Prior to joining the Company, Mr. Haugh served as Executive Vice President of CANAC, Inc., a subsidiary of Savage Services, and Senior Vice President of Savage Services from 2001 to 2008.  His career also included President of Railserve, Inc. prior to 2001.

Mr. Kasel was elected Senior Vice President – Operations and Manufacturing in May 2005 having previously served as Vice President – Operations and Manufacturing since April 2003.  Mr. Kasel served as Vice President of Operations for Mammoth, Inc., a Nortek company from 2000 to 2003.  His career also included General Manager of Robertshaw Controls and Operations Manager of Shizuki America prior to 2000.

Mr. Kelly was elected Vice President, Human Resources in October 2006 after joining the organization in September 2006.  Prior to joining the Company, Mr. Kelly headed Human Resources for 84 Lumber Company from June 2004.  Previously, he served as a Director of Human Resources for American Greetings Corp. from June 1994 to June 2004, and he began his career with Nabisco in 1984, serving in progressively responsible generalist human resources positions in both plants and the headquarters.

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

Mr. Russo was elected Senior Vice President, Chief Financial and Accounting Officer and Treasurer in December 2002, having previously served as Vice President and Chief Financial Officer since July 2002.  Mr. Russo was Corporate Controller of WESCO International Inc., a distributor of electrical and industrial MRO supplies and integrated supply services, from 1999 until joining the Company in 2002.  Mr. Russo also served as Corporate Controller of Life Fitness Inc., an international designer, manufacturer and distributor of aerobic and strength training fitness equipment.

Mr. Sauder was elected Vice President – Global Business Development upon joining the Company in November 2008.  Prior to joining the Company, Mr. Sauder was Director, Global Business Development at Joy Mining Machinery where he was responsible for leading mergers and acquisitions and new business initiatives from December 2007.  Prior to that, he was Manager, Business Development for Eaton Corporation from April 2006 to December 2007.  He previously held various positions of increasing responsibility at Duquesne Light Company from August 1998 to April 2006 and PNC Bank from February 1993 to August 1998.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market Information

The Company had 525 common shareholders of record on January 31, 2010.  Common stock prices are quoted daily through the NASDAQ Global Select Market quotation service (Symbol FSTR).  The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:

	2009		2008
Quarter	High	Low	High	Low
First	$33.14	$20.56	$51.57	$36.43
Second	33.15	25.40	47.96	31.02
Third	35.00	28.00	39.38	29.61
Fourth	31.37	27.29	34.85	20.46

Dividends

No cash dividends were paid on the Company’s Common stock during 2009 and 2008, and the Company has no plan to pay dividends in the foreseeable future.  The Company’s ability to pay cash dividends is limited by its revolving credit agreement.

Performance Graph

The following table compares total shareholder returns for the Company over the last five years to the NASDAQ Composite Index and the Company’s Peer Group assuming a $100 investment made on December 31, 2004.  Each of the three measures of cumulative total return assumes reinvestment of dividends.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

The Company’s Peer Group is composed of Michael Baker Corp., A.M. Castle & Co., Greenbriar Cos., Inc., Northwest Pipe Co, Texas Industries Inc. and Wabtec Corporation.  The Company’s peer group was established by selecting similar companies in the rail, construction and steel industries.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among L.B. Foster Company, The NASDAQ Composite Index
And A Peer Group

$600
$500
$400
$300
$200
$100
$0
12/04
12/05
12/06
12/07
12/08
12/09
L.B. Foster Company
NASDAQ Composite
Peer Group

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Cumulative Total Return
	12/04	12/05	12/06	12/07	12/08	12/09

L.B. Foster Company	$100.00	$156.24	$272.16	$543.38	$328.57	$313.13
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
Peer Group	100.00	114.80	134.41	148.54	111.43	114.22

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	( a )	( b )	( c )

Equity compensation plans approved by shareholders	180,950	$5.60	443,566
Equity compensation plans not approved by shareholders	-	-	-
Total	180,950	$5.60	443,566

The Company awarded shares of its common stock to its outside directors on a biannual basis from June 2000 through January 2003 under an arrangement not approved by the Company’s shareholders.  A total of 22,984 shares of common stock were so awarded and this program has been terminated.  At the Company’s 2003 Annual Shareholders’ Meeting, a new plan was approved by the Company’s shareholders under which outside directors received 2,500 shares of the Company’s common stock at each annual shareholder meeting at which such outside director was elected or re-elected, commencing with the Company’s 2003 Annual Shareholders’ Meeting.  Through 2005 there were 30,000 shares issued under this plan.  This plan was discontinued on May 24, 2006 when the Company’s shareholders approved the 2006 Omnibus Incentive Plan.  Under the 2006 Omnibus Incentive Plan, non-employee directors automatically are awarded 3,500 shares, or a lesser amount determined by the directors, of the Company’s common stock at each annual shareholder meeting at which such non-employee director is elected or re-elected, commencing May 24, 2006.  Through December 31, 2009 there were 56,000 fully vested shares issued under the 2006 Omnibus Incentive Plan to non-employee directors.  Additionally, pursuant to the 2006 Omnibus Incentive Plan, during 2008 the Company issued to its officers approximately 11,000 fully-vested shares in lieu of a cash payment earned under the Three Year Incentive Plan.

Issuer Purchases of Equity Securities

The Company had no purchases of its equity securities for the three month period ended December 31, 2009.  Purchases under the following plan have not been suspended:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
		Average	Purchased as	that May Yet Be
	Total Number	Price	Part of Publicly	Purchased Under
	Of Shares	Paid per	Announced Plans	the Plans
	Purchased (1)	Share	or Programs	or Programs
Total	951,673	$29.78	951,673	$11,654,894

(1)  On May 12, 2008, the Board of Directors authorized the repurchase of up to $25,000,000 of the Company’s common shares until June 30, 2010.  On October 28, 2008, the Board of Directors authorized the repurchase of up to an additional $15,000,000 of the Company’s common shares until December 31, 2010 at which time this authorization will expire.

ITEM 6.  SELECTED FINANCIAL DATA

	Year Ended December 31,
Income Statement Data	2009 (1)	2008 (2)	2007 (3)	2006 (4)	2005 (5) (6)
	(All amounts are in thousands, except per share data)
Net sales	$381,962	$512,592	$508,981	$389,788	$325,990
Operating profit	$24,357	$39,249	$38,980	$17,934	$8,210
Income from continuing operations	$15,727	$27,746	$110,724	$10,715	$4,848
(Loss) income from discontinued
operations, net of tax	-	-	(31)	2,815	586
Net income	$15,727	$27,746	$110,693	$13,530	$5,434
Basic earnings per common share:
Continuing operations	$1.55	$2.60	$10.39	$1.03	$0.48
Discontinued operations	-	-	-	0.27	0.06
Basic earnings per common share	$1.55	$2.60	$10.39	$1.30	$0.54
Diluted earnings per common share:
Continuing operations	$1.53	$2.57	$10.09	$0.99	$0.46
Discontinued operations	-	-	-	0.26	0.06
Diluted earnings per common share	$1.53	$2.57	$10.09	$1.25	$0.52

(1)	2009 includes a pre-tax gain of $1,194,000 associated with the sale of available-for-sale marketable securities.

(2)
2008 includes pre-tax gains of $2,022,000 associated with the receipt of escrow proceeds related to the prior year sale of the Company’s DM&E investment and $1,486,000 from the sale and lease-back of our threaded products facility in Houston, TX.

(3)	2007 includes $8,472,000 in dividend income and a $122,885,000 pre-tax gain due to the announcement and consummation, respectively, of the sale of the Company’s investment in the DM&E.

(4)	2006 includes a $3,005,000 gain from the sale of the Company’s former Geotechnical Division which was classified as discontinued operations.

(5)	2005 was restated to reflect the classification of the Company’s former Geotechnical Division as discontinued operations.

(6)
2005 includes a benefit of $450,000 due to the release of a valuation allowance related to the Company’s ability to utilize state net operating losses and other state tax incentives prior to their expiration.

	December 31,
Balance Sheet Data	2009	2008	2007	2006	2005
Total assets	$333,168	$332,120	$330,772	$235,833	$178,868
Working capital	210,332	202,264	200,645	90,844	57,009
Long-term debt	13,197	21,734	28,056	54,273	29,276
Stockholders' equity	232,592	217,562	213,826	98,033	79,989

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

During 2009 we experienced declining product prices and a heightened competitive environment as marketplace demand for many of our products declined.  Our results were once again impacted by pricing reductions, and overall, both sales and profits declined from this occurrence.  Additionally, the heightened competitive environment and lower market demand negatively impacted our sales volumes in 2009 as compared to 2008.  The declining product costs also reduced LIFO reserve requirements by approximately $11.0 million.

During 2009, we purchased 86,141 shares of our common stock for approximately $1.9 million pursuant to two separate Board authorizations totaling $40.0 million.  We have approximately $11.7 million remaining on the second authorization that expires on December 31, 2010.

From a cash flow perspective, highlights from 2009 are as follows:
•	We generated $25.7 million of cash from operating activities
•	We invested $7.5 million in our plants and facilities as well as a new joint venture
•	We repurchased $1.9 million of our common stock
•	$8.9 million of debt was repaid

While we expect to be challenged in 2010 by reduced sales volumes, reduced production volumes and a recessionary economic environment, we also expect to be profitable and to generate solid positive cash flow.

Recent Developments

On February 16, 2010, L.B. Foster Company, a Pennsylvania corporation (“L.B. Foster”), Foster Thomas Company, a West Virginia corporation and a wholly-owned subsidiary of L.B. Foster (“Purchaser”), and Portec Rail Products, Inc., a West Virginia corporation (“Portec” or the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Pursuant to the terms of the Merger Agreement, Purchaser will commence a tender offer (the “Offer”) for all of the issued and outstanding shares of common stock, $1.00 par value per share (the “Company Common Stock”), of Portec at a price equal to $11.71 per share of Company Common Stock (the “Shares”) net to the seller in cash (the “Per-Share Amount”), without interest (and subject to applicable withholding taxes). Upon the terms and subject to the conditions set forth in the Merger Agreement, following a successful completion of the Offer, Purchaser will be merged with and into Portec with Portec surviving the merger as a wholly-owned subsidiary of L.B. Foster (the “Merger”). In the Merger, each Share (other than Shares owned by L.B. Foster, Purchaser, or shareholders, if any, who have perfected statutory dissenters’ rights under West Virginia law) will be converted into the right to receive the Per-Share Amount, without interest (and subject to applicable withholding taxes).  The consummation of the Merger is conditioned upon the receipt of necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn prior to the expiration of the Offer that number of Shares, together with any Shares then owned by L.B. Foster or Purchaser (including Shares subject to the Tender Agreement, discussed below), that, immediately prior to acceptance for payment pursuant to the Offer, represents at least sixty-five percent (65%) of (a) the aggregate number of Shares outstanding immediately prior to acceptance for payment, plus (b) the aggregate number of Shares issuable upon the exercise of any option, warrant, other right to acquire capital stock of the Company or other security exercisable for or convertible into Shares or other capital stock of the Company, any of which is outstanding immediately prior to acceptance for payment of Shares pursuant to the Offer (but excluding any Shares acquired by L.B. Foster or Purchaser pursuant to the Top-Up Option discussed below). Additional conditions to the Offer are set forth in Annex I to the Merger Agreement.

Pursuant to the Merger Agreement, the Company has granted to L.B. Foster and Purchaser an irrevocable option (the “Top-Up Option”) to purchase at the Per-Share Amount that certain number of Shares as is necessary for Purchaser to obtain ownership of at least 90% of the Shares on an as-converted, fully-diluted basis. L.B. Foster and Purchaser’s right to exercise the Top-Up Option expires upon the earlier of (i) the fifth (5th) business day after the later of the expiration date of the Offer and the expiration of any subsequent offering period or (ii) the termination of the Merger Agreement in accordance with its terms.

L.B. Foster, Purchaser and Portec have made customary representations and warranties in the Merger Agreement and agreed to certain customary covenants, including covenants regarding operation of the business of Portec and its subsidiaries prior to the closing and covenants prohibiting Portec from soliciting, or providing information or entering into discussions concerning, or proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that are, or could reasonably be expected to result in, a proposal superior to the transactions contemplated by the Merger Agreement.

Concurrently with the execution of the Merger Agreement, L.B. Foster also entered into a Tender and Voting Agreement, dated as of February 16, 2010 (the “Tender Agreement”), with Purchaser and all of the directors and executive officers of Portec (the “D&O Shareholders”). As of February 16, 2010, the D&O Shareholders collectively owned 2,926,186 Shares, (approximately 30.47% of the Shares) directly or through affiliates. The D&O Shareholders have agreed to tender all of the Shares that each of them owns, including any Shares which such D&O Shareholder acquires ownership of after the date of the Tender Agreement and prior to the termination of the Tender Agreement, to Purchaser in the Offer. Furthermore, each D&O Shareholder has agreed, at any meeting of the shareholders of Portec, to vote all Shares (a) in favor of adopting the Merger Agreement and any transactions contemplated thereby, including the Merger, (b) against any alternative transaction proposal and (c) against any action that would delay, prevent or frustrate the Offer and the Merger and the related transactions contemplated by the Merger Agreement.

On February 24, 2010, a lawsuit related to the Offer and the Merger was filed in the Court of Common Pleas of Allegheny County, Pennsylvania, Everett Harper v. Marshall T. Reynolds, et al.  The action is brought by Everett Harper, who claims to be a stockholder of Portec, on his behalf and on behalf of all others similarly situated, and seeks certification as a class action on behalf of all public Portec stockholders, except the defendants and their affiliates.  The lawsuit names Portec, each of Portec’s directors, L.B. Foster and Purchaser as defendants.  The lawsuit alleges, among other things, that Portec’s directors breached their fiduciary duties and L.B. Foster and Purchaser aided and abetted such alleged breaches of fiduciary duties.  Based on these allegations, the lawsuit seeks, among other relief, injunctive relief enjoining the defendants from consummating the Offer and Merger.  It also purports to seek recovery of the costs of the action, including reasonable attorney’s fees.

On March 2, 2010, Portec was served with a lawsuit related to the Offer and Merger which was filed on February 19, 2010 in the Circuit Court of Kanawha County, West Virginia, and captioned Barbara Petkus v. Portec Rail Products, Inc. et al., against Portec and each of Portec’s directors, on behalf of a purported class of public stockholders of Portec.  The complaint alleges that the director defendants breached their fiduciary duties in connection with the Offer and Merger.  Based on these allegations, the plaintiffs seek, among other relief, preliminary and permanent injunctive relief against the Offer and Merger, direction to the director defendants to properly exercise their fiduciary duties with respect to the Offer and Merger or another transaction, and the costs and expenses for the transaction, including reasonable allowance for attorneys’ and experts’ fess and expenses.  On February 25, 2010, a request for production of documents relating to the Offer and Merger was filed in the Circuit Court of Kanawha County, West Virginia in connection with the above action.

On March 3, 2010, L.B. Foster and Purchaser were served with a lawsuit related to the Offer and the Merger which was filed on March 2, 2010 in the Court of Common Pleas of Allegheny County, Pennsylvania, and captioned Scott Phillips v. Portec Rail Products, Inc., et al.  The action is brought by Scott Phillips, who claims to be a stockholder of Portec, on his own behalf and on behalf of all others similarly situated, and seeks certification as a class action on behalf of all public stockholders of Portec. The lawsuit names Portec, each of Portec’s directors, L.B. Foster and Purchaser as defendants. The lawsuit alleges, among other things, that Portec’s directors breached their fiduciary duties and that L.B. Foster and Purchaser aided and abetted such alleged breaches of fiduciary duties. Based on these allegations, the lawsuit seeks, among other relief, injunctive relief enjoining the defendants from consummating the Offer and the Merger. It also purports to seek recovery of the costs of the action, including reasonable attorney’s fees.

On March 4, 2010, Portec was served with a lawsuit related to the Offer and the Merger which was filed on March 3, 2010 in the Circuit Court of Kanawha County, West Virginia, and captioned Josh Furman v. Marshall Reynolds, et al.,  against Portec, each of Portec’s directors, L.B. Foster and Purchaser on behalf of a purported class of public stockholders of Portec.  L.B. Foster and Purchaser have not yet been served in connection with the lawsuit. The complaint alleges that the director defendants breached their fiduciary duties in connection with the Offer and the Merger and that L.B. Foster and Purchaser aided and abetted such alleged breaches of fiduciary duties.  Based on these allegations, the plaintiffs seek, among other relief, certification as a class action on behalf of all public Portec stockholders, preliminary and permanent injunctive relief against the Offer and the Merger, and the costs and expenses of the action, including reasonable allowance for attorneys’ and experts’ fees and expenses.

Also on March 4, 2010, Portec was served with a lawsuit related to the Offer and the Merger which was filed on February 24, 2010 in the Court of Common Pleas of Allegheny County, Pennsylvania, and captioned Richard S. Gesoff v. Marshall T. Reynolds, et al.  The action is brought by Richard S. Gesoff, who claims to be a stockholder of Portec, on his own behalf and on behalf of all others similarly situated, and seeks certification as a class action on behalf of all public Portec stockholders, except the defendants and their affiliates. The lawsuit names Portec, each of Portec’s directors, L.B. Foster and Purchaser as defendants. L.B. Foster and Purchaser have not yet been served in connection with the lawsuit. The lawsuit alleges, among other things, that Portec’s directors breached their fiduciary duties and that L.B. Foster and Purchaser aided and abetted such alleged breaches of fiduciary duties. Based on these allegations, the lawsuit seeks, among other relief, injunctive relief enjoining the defendants from consummating the Offer and the Merger. It also purports to seek recovery of the costs of the action, including reasonable attorney’s fees.

2009 Developments

In 2009, we discovered that some of the prestressed concrete railroad ties manufactured between 2004 and 2005 by our CXT Rail operation in Grand Island, NE had failed in track.  We believe the cause was related to equipment fatigue on one production line at our Grand Island, NE facility before it was retrofitted with new equipment in the fall of 2005.  We recorded a charge of $2.7 million within cost of goods sold for our estimate of cracked concrete ties related to this issue.

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

During the first quarter of 2009, we purchased 86,141 shares for approximately $1.9 million pursuant to the share repurchase program authorized by the Board of Directors in 2008.

In July 2009, we sold a portion of our investments in available-for-sale marketable securities for approximately $2.1 million in proceeds and recorded a corresponding pre-tax gain of approximately $1.2 million.  Our current investments in these securities have a fair value of approximately $2.0 million at December 31, 2009.

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

The Rail products segment designs and manufactures bonded insulated rail joints, cuts and drills rail and manufactures concrete cross ties and turnout ties.  The Company has concrete tie manufacturing facilities in Spokane, WA, Grand Island, NE, and Tucson, AZ.  The Company also has two facilities that design, test and fabricate rail products in Atlanta, GA and Niles, OH.

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

The threaded products unit, located in Houston, TX, cuts, threads and paints pipe primarily for water well applications for the agriculture industry and municipal water authorities.  Threaded products is also in the micro-pile business and threads pipe used in earth and other structural stabilization.  Additionally, the threaded products unit owns a facility in Magnolia, TX that will be leased to our corporate joint venture.

Joint Venture
In May 2009, the Company completed the formation of a joint venture with L B Industries, Inc. and another party.  The Company has a 45% ownership interest in the new joint venture, L B Pipe & Coupling Products, LLC, and made capital contributions of $1.4 million in  2009.

During the third quarter of 2009, the Company purchased approximately 35 acres of land in Magnolia, TX for approximately $1.1 million and built a facility that will ultimately be leased to the joint venture.  The joint venture will manufacture, market and sell various products, including couplings and micropile, for the energy, utility and construction markets.  The joint venture commenced operations during 2010.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  This statement modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (ASC) is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission (SEC).  The codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  This statement applies beginning in the 2009 third quarter.  All accounting references have been updated and, therefore, SFAS references have been replaced with ASC references.

Asset impairment – The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable.  The Company applies the guidance in FASB ASC 360-10-35, and related guidance, in order to determine whether or not an asset is impaired.  This guidance indicates that if the sum of the future expected cash flows associated with an asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements.  The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.  The Company believes that the accounting estimate related to asset impairment is a “critical accounting estimate” as it is highly susceptible to change from period to period and because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years.  These assumptions impact the amount of an impairment, which would have an impact on the income statement.  There were no asset impairments recorded during the three years ended December 31, 2009.

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

The Company believes that the accounting estimate related to the allowance for bad debts is a “critical accounting estimate” because the underlying assumptions used for the allowance can change from period to period and the allowance could potentially cause a material impact to the income statement.  Specific customer circumstances and general economic conditions may vary significantly from management’s assumptions and may impact expected earnings.  At December 31, 2009 and 2008, the Company maintained an allowance for bad debts of $1.1 million and $2.6 million, respectively.

Product Liability – The Company maintains a current liability for the repair or replacement of defective products.  For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales.  For long-term construction projects, a liability is established when the claim is known and quantifiable. The product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims.  The Company believes that this is a “critical accounting estimate” because the underlying assumptions used to calculate the liability can change from period to period.  At December 31, 2009 and 2008, the product liability was $3.4 million and $1.6 million, respectively.  For additional information regarding the Company’s product liability, refer to Part II, Item 8, Footnote 18 “Commitments and Contingent Liabilities.”

Slow-Moving Inventory – The Company maintains reserves for slow-moving inventory.  These reserves, which are reviewed and adjusted routinely, take into account numerous factors such as quantities-on-hand versus turnover, product knowledge, and physical inventory observations.  The Company believes this is a “critical accounting estimate” because the underlying assumptions used in calculating the reserve can change from period to period and could have a material impact on the income statement.  At December 31, 2009 and 2008, the reserve for slow-moving inventory was $6.8 million and $4.2 million, respectively.

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

The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the plan’s investment mix and the forecasted rates of return on these types of securities.  Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss.  The unrecognized actuarial gains or losses are amortized in accordance with applicable guidance, generally FASB ASC 712, “Compensation – Nonretirement postemployment benefits.”  The expected long-term rate of return determined by the Company for 2009 and 2008 was 7.75%.  Pension expense increases as the expected long-term rate of return decreases.

The assumed discount rate reflects the current rate at which the pension benefits could effectively be settled.  In estimating that rate, applicable guidance requires that the Company looks to rates of return on high quality, fixed income investments.  The Company’s pension liability increases as the discount rate is reduced.  Therefore, the decline in the assumed discount rate has the effect of increasing the Company’s pension obligation and future pension expense.  The assumed discount rate used by the Company was 6.00% for 2009 and 2008.

Deferred Tax Assets – The recognition of deferred tax assets requires management to make judgments regarding the future realization of these assets.   As prescribed by FASB ASC 740, “Income Taxes,” valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood more than 50%) that some portion or all of the deferred tax assets will not be realized.  This guidance requires management to evaluate positive and negative evidence regarding the recoverability of deferred tax assets.  Determination of whether the positive evidence outweighs the negative and quantification of the valuation allowance requires management to make estimates and judgments of future financial results.  The Company believes that these estimates and judgments are “critical accounting estimates”.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48).  This Interpretation applies to all open tax positions and as been codified by the FASB in ASC 740.  This guidance is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities.

Refer to Part II, Item 8, Footnote 14, “Income Taxes”.   The Company’s ability to realize these tax benefits may affect the Company’s reported income tax expense and net income.

New Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets,” which was codified as FASB ASC 715-20-50 and amended FASB Statement 132(R) to require more detailed disclosures about employers’ pension plan assets.  New disclosures include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  This new standard required new disclosures only, and had no impact on the Company’s consolidated financial position, results of operations or cash flows.  These new disclosures are included in Note 17, Retirement Plans.

The Company adopted changes issued by the FASB to accounting for business combinations beginning on January 1, 2009.  FASB ASC Topic 805, “Business Combinations,” retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  Topic 805 was effective for business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008.

The Company adopted changes issued by the FASB to accounting for and disclosure of subsequent events that occur after the balance sheet date but before financial statements are issued or available to be issued on June 30, 2009.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  This Update provides amendments to FASB ASC 820, “Fair Value Measurements,” that requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires entities to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company beginning in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011.  The Update requires only new disclosures and will have no impact on the Company’s financial statements.

Quarterly Results of Operations

	Three Months Ended		Percent of Total Net Revenues		Percent
	December 31,		Three Months Ended December 31,		Increase/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
	Dollars in thousands
Net Sales:
Rail Products	$39,212	$62,006	40.0%	43.1%	(36.8	) %
Construction Products	53,656	73,309	54.7	51.0	(26.8)
Tubular Products	5,166	8,453	5.3	5.9	(38.9)
Total Net Sales	$98,034	$143,768	100.0%	100.0%	(31.8	) %

	Three Months Ended		Gross Profit Percentage		Percent
	December 31,		Three Months Ended December 31,		Increase/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
	Dollars in thousands
Gross Profit:
Rail Products	$3,446	$8,621	8.8%	13.9%	(60.0	) %
Construction Products	9,086	14,112	16.9	19.3	(35.6)
Tubular Products	(851)	2,339	(16.5)	27.7	(136.4)
LIFO Credit (Expense)	4,364	(4,883)	4.5	(3.4)	**
Other	(459)	(184)	(0.5)	(0.1)	149.5
Total Gross Profit	$15,586	$20,005	15.9%	13.9%	(22.1	) %

	Three Months Ended		Percent of Total Net Revenues		Percent
	December 31,		Three Months Ended December 31,		Increase/(Decrease)
	2009	2008	2009	2008	2009 vs. 2008
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$8,794	$11,552	9.0%	8.0%	(23.9	) %
Interest Expense	303	452	0.3	0.3	(33.0)
Interest Income	(113)	(657)	(0.1)	(0.5)	(82.8)
Other Expense	10	94	0.0	0.1	(89.4)
Total Expenses	8,994	11,441	9.2%	8.0%	(21.4	) %

Income Before Income Taxes	6,592	8,564	6.7%	6.0%	(23.0	) %
Income Tax Expense	2,680	2,907	2.7	2.0	(7.8)

Net Income	$3,912	$5,657	4.0%	3.9%	(30.8	) %

**	Results of calculation are not meaningful for presentation purposes.

Fourth Quarter 2009 Compared to Fourth Quarter 2008 – Company Analysis

Net income for the fourth quarter of 2009 was $0.38 per diluted share compared to net income per diluted share of $0.55 for the fourth quarter of 2008.

Our gross profit margin includes a favorable impact of the LIFO method of accounting for inventory as of December 31, 2009 due principally to declining product prices.  The prior year period included a negative impact caused by increased product prices.  The 2009 declining inventory prices have partially offset the favorable impact from LIFO by causing $4.3 million of unfavorable inventory cost adjustments over the prior year period.  Additionally, due to falling demand caused by the recession which lowered production levels, our gross profit margin was adversely impacted by $1.7 million in increased manufacturing variances.

The 2009 fourth quarter decrease in selling and administrative expenses resulted from reduced incentive compensation expense, bad debt expense and travel and entertainment expenses.  Decreased borrowings and, to a lesser extent, lower interest rates led to reduced interest expense.  Lower interest rates also contributed to reduced interest income earned on our various cash and cash equivalent instruments during the fourth quarter of 2009.  Income taxes in the current quarter were recorded at approximately 40.7%, compared to the prior year period rate of 33.9% due to a reduced manufacturing deduction and state return to provision adjustments.

Results of Operations – Segment Analysis

Rail Products

	Three Months Ended			Percent
	December 31,		Increase/(Decrease)	Increase/(Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008
	Dollars in thousands
Net Sales	$39,212	$62,006	$(22,794)	-36.8%

Gross Profit	$3,446	$8,621	$(5,175)	-60.0%
Gross Profit Percentage	8.8%	13.9%	-5.1%	-36.8%

Fourth Quarter 2009 Compared to Fourth Quarter 2008

Our rail distribution business reported approximately half as much in sales in the current quarter from the prior year quarter leading to the overall decline within the segment.  This decrease was caused by decreased demand and lower product prices.  The other leading cause of this segment’s sales decline was related to our CXT concrete tie sales which declined approximately 18.9% from the prior year period.  This decline was from significantly reduced volumes due to softening demand.  Our transit products division improved over its comparable period as it begins to realize increased activity related to the federal stimulus legislation.

Falling product prices and unfavorable plant variances associated with low activity levels have negatively impacted our Rail Products Segment gross profit.  Specifically, steadily decreasing rail inventory values and reduced volumes have negatively impacted our new and used rail distribution business.  Additionally, our relay rail distribution business recorded a $0.5 million lower of cost or market charge during the 2009 fourth quarter.  Finally, market related sales volume reductions have hampered our Spokane, WA tie facility.

Construction Products

	Three Months Ended			Percent
	December 31,		Increase/(Decrease)	Increase/(Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008
	Dollars in thousands
Net Sales	$53,656	$73,309	$(19,653)	-26.8%

Gross Profit	$9,086	$14,112	$(5,026)	-35.6%
Gross Profit Percentage	16.9%	19.3%	-2.3%	-12.0%

Fourth Quarter 2009 Compared to Fourth Quarter 2008

Our Construction Products sales decline was mainly due to lower selling prices of our piling products.  Partially offsetting the piling decline was the improvement in our concrete buildings division from activity, in part, related to the federal stimulus legislation.

The driver of Construction Products’ gross profit decline was our piling division which experienced margin compression due to falling prices and decreased market demand for certain products.  Nominally offsetting this decrease was improved plant performance within our concrete buildings division from product mix.

Tubular Products

	Three Months Ended			Percent
	December 31,		Increase/(Decrease)	Increase/(Decrease)
	2009	2008	2009 vs. 2008	2009 vs. 2008
	Dollars in thousands
Net Sales	$5,166	$8,453	$(3,287)	-38.9%

Gross Profit	$(851)	$2,339	$(3,190)	-136.4%
Gross Profit Percentage	-16.5%	27.7%	-44.1%	-159.5%

Fourth Quarter 2009 Compared to Fourth Quarter 2008

An industry wide slow down in the energy markets served by our Tubular Products segment has resulted in reductions in both our sales volumes as well as profitability, mainly in our coated pipe division.  Our threaded products facility reported increased volumes due to a pricing strategy designed to accelerate our exit from the micropile markets we serve.

Reductions in pipe pricing and unfavorable manufacturing variances have had significant, adverse affects on the gross profit margins of both Tubular Products divisions.  Although our threaded products facility reported a temporary increase in volumes from our strategy involved with exiting the micropile market, due to falling prices and reduced demand, we recorded a lower of cost or market adjustment of approximately $0.8 million in the current quarter.

Year-to-date Results of Operations

	Twelve Months Ended			Percent of Total Net Revenues			Percent
	December 31,			Year Ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	Dollars in thousands
Net Sales:
Rail Products	$179,078	$234,686	$260,634	46.9%	45.8%	51.2%	-23.7%	-10.0%
Construction Products	182,288	243,103	211,867	47.7	47.4	41.6	-25.0	14.7
Tubular Products	20,596	34,803	36,480	5.4	6.8	7.2	-40.8	-4.6
Total Net Sales	$381,962	$512,592	$508,981	100.0%	100.0%	100.0%	-25.5%	0.7%

	Twelve Months Ended			Gross Profit Percentage			Percent
	December 31,			Year Ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	Dollars in thousands
Gross Profit:
Rail Products	$16,056	$35,815	$32,675	9.0%	15.3%	12.5%	-55.2%	9.6%
Construction Products	33,390	49,369	36,501	18.3	20.3	17.2	-32.4	35.3
Tubular Products	1,148	9,158	10,092	5.6	26.3	27.7	-87.5	-9.3
LIFO Credit/(Expense)	11,039	(12,710)	(1,463)	2.9	-2.5	-0.3	**	**
Other	(1,775)	(1,414)	(1,422)	-0.5	-0.3	-0.3	25.5	-0.6
Total Gross Profit	$59,858	$80,218	$76,383	15.7%	15.6%	15.0%	-25.4%	5.0%

	Twelve Months Ended			Percent of Total Net Revenues			Percent
	December 31,			Year Ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$35,501	$40,969	$37,403	9.3%	8.0%	7.3%	-13.3%	9.5%
Interest Expense	1,292	1,995	4,031	0.3	0.4	0.8	-35.2	-50.5
Dividend Income	(93)	-	(9,214)	0.0	0.0	-1.8	**	-100.0
Gain on Sale of DM&E Investment	-	(2,022)	(122,885)	0.0	-0.4	-24.1	-100.0	-98.4
Gain on Sale of Houston, TX Property	-	(1,486)	-	0.0	-0.3	0.0	-100.0	**
Gain on Sale of Marketable Securities	(1,194)	-	-	-0.3	0.0	0.0	**	**
Interest Income	(789)	(2,675)	(1,196)	-0.2	-0.5	-0.2	**	**
Other (Income)/Expense	(342)	158	(267)	-0.1	0.0	-0.1	-316.5	-159.2
Total Expenses (Income)	34,375	36,939	(92,128)	9.0	7.2	-18.1	-6.9	-140.1
Income from Continuing Operations,
Before Income Taxes	25,483	43,279	168,511	6.7	8.4	33.1	-41.1	-74.3
Income Tax Expense	9,756	15,533	57,787	2.6	3.0	11.4	-37.2	-73.1
Income From Continuing Operations	15,727	27,746	110,724	4.1	5.4	21.8	-43.3	-74.9
Discontinued Operations:
(Loss) Income From Discontinued Operations	-	-	(47)	**	**	**	**	**
Income Tax (Benefit) Expense	-	-	(16)	**	**	**	**	**
(Loss) Income From Discontinued Operations	-	-	(31)	**	**	**	**	**
Net Income	$15,727	$27,746	$110,693	4.1%	5.4%	21.8%	-43.3%	-74.9%
**	Results of calculation are not material for presentation purposes.

The Year 2009 Compared to the Year 2008 – Company Analysis

Net income for the year ended December 31, 2009 was $1.53 per diluted share which compares to net income of $2.57 per diluted share for the year ended December 31, 2008.  Included in net income of the current year is the pre-tax gain associated with the sale of marketable securities ($1.2 million).  Included in net income for the prior year period were pre-tax gains from the receipt of escrow proceeds related to the sale of our investment in the DM&E Railroad ($2.0 million) and the sale-leaseback of our Houston, TX facility ($1.5 million).

Due to the general declining price environment and reduced volumes caused by the recession in 2009, our gross profit was negatively impacted by market-related inventory adjustments and increased unfavorable manufacturing variances.  These negative impacts were entirely mitigated by reduced LIFO reserve requirements for the full year 2009, while the prior year period included increased reserve requirements, and led to flat gross profit margins year over year.

The primary reasons for reduced selling and administrative costs were reduced incentive compensation, travel and entertainment expenses and bad debt expense.  As we operate in the current recessionary economic environment, we continue to control our selling, administrative and manufacturing costs through various cost reduction measures.  Interest expense decreased from the prior year period due primarily to reduced borrowings and secondarily lower interest rates.  Sharply reduced interest rates resulted in lower interest income earned on our various cash and cash equivalent instruments.  We sold a portion of our investment in marketable securities and realized a pre-tax gain of $1.2 million.   Income taxes in 2009 were recorded at approximately 38.3%, as compared to the prior year period rate of 35.9%, due to a lower manufacturing credit, state return to provision adjustments and reduced tax exempt interest income.

The Year 2008 Compared to the Year 2007 – Company Analysis

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

Selling and administrative expenses increased due to increases in salaries and a bad debt expense of approximately $1.5 million recorded during the fourth quarter of 2008 related to one customer.  Interest expense decreased due to reduced outstanding average borrowings during the current period as well as a reduction in the related interest rates.  Due to the sale of our investment in the DM&E railroad during the prior year period, dividend income was eliminated throughout 2008.  The proceeds from this sale were held in principally short-term, tax free and taxable money market funds which generated interest income during 2008 compared to only the fourth quarter of 2007.  We recognized pre-tax gains from the receipt of DM&E escrow proceeds received during 2008 and from the sale-leaseback of our Houston, TX threaded products facility.  The 2008 income tax provision from continuing operations was 35.9% compared to 34.3% in 2007.  The lower rate in the prior year resulted from the dividends received deduction related to the dividend income recognized at the announcement of the sale of the DM&E.

Results of Operations – Segment Analysis

Rail Products

	Twelve Months Ended					Percent
	December 31,			Increase/(Decrease)		Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
	Dollars in thousands
Net Sales:
Rail Products	$179,078	$234,686	$260,634	$(55,608)	$(25,948)	-23.7%	-10.0%
Gross Profit:
Rail Products	$16,056	$35,815	$32,675	$(19,759)	$3,140	-55.2%	9.6%
Gross Profit Percentage	9.0%	15.3%	12.5%	-6.3%	2.7%	-41.2%	21.7%

The Year 2009 Compared to the Year 2008

Reduced market demand within our rail distribution business drove the overall decrease in Rail Products sales for the year ended December 31, 2009 as compared to 2008.  Depressed market conditions have reduced sales in our transit products division compared to its record sales year in 2008.

Current market conditions and low UPRR purchasing levels have led to overall lower demand and sales of our CXT concrete ties throughout 2009.  Also, our Grand Island, NE facility was negatively impacted by below-specification raw materials that led the Union Pacific Railroad (UPRR) to reject certain concrete ties.

Gross profit margin has declined across most of our divisions within our Rail Products segment.  Two leading causes of our reduced gross profit relate to the following two specific issues at our concrete tie division.  The first is the cumulative impact during 2009 of approximately $2.7 million in warranty charges related to in-track failures of our prestressed concrete railroad ties.  The second is the $2.6 million of gross profit charges associated with the rejection by the UPRR of concrete railroad ties which contained below-specification raw materials.  The remainder of the divisions experienced margin contraction during 2009 associated, generally, with demand and pricing declines with the exception of our Allegheny Rail Products (ARP) division.  The demand declines have resulted in decreased production volumes causing increased unabsorbed plant expenses and increased charges for slow-moving and obsolete inventory.  Notable unfavorable slow-moving and obsolete inventory charges were $0.7 million recorded by our rail distribution business and $0.6 million by our concrete tie businesses.  The pricing declines have contributed to unfavorable inventory adjustments.

Due to our expectations that Class 1 railroad capital spending will continue to be depressed, we anticipate continued weakness in our Rail Products Segment sales and gross profit.  We anticipate the industrial market will remain weak in 2010 further hampering our sales of various rail products.  Partially offsetting these weaknesses is our transit products division.  The strong popularity of mass transit systems coupled with stimulus legislation funding has led to a dramatic increase in this division’s backlog.

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

Construction Products

	Twelve Months Ended					Percent
	December 31,			Increase/(Decrease)		Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
	Dollars in thousands
Net Sales:
Construction Products	$182,288	$243,103	$211,867	$(60,815)	31,236	-25.0%	14.7%
Gross Profit:
Construction Products	$33,390	$49,369	$36,501	$(15,979)	$12,868	-32.4%	35.3%
Gross Profit Percentage	18.3%	20.3%	17.2%	-2.0%	3.1%	-9.8%	17.9%

The Year 2009 Compared to the Year 2008

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

The impact of volume declines within our piling division and a declining price environment also contributed to the reduction of our Construction Products gross profit margin.  Exclusive of the negative gross profit margin impacts from our piling division, the margins of the other divisions within this segment remained comparatively flat over the prior year period.

Our heavy civil and public works construction markets remain soft nationwide.  However, we have seen opportunities generated from the stimulus bill.  However, we do not expect this activity to compensate for the shortfalls created by the economic downturn. In addition to the current economic recession, a number of other factors are likely to impact our Construction Products segment sales and gross profit.  Negative factors impacting these results include:
•	approximately 48 states currently facing, or are projecting to have, fiscal year 2010 budget deficits,
•	2005 federal legislation, SAFETEA-LU, authorizing transportation construction funding which expired in September 2009 and has been temporarily extended through March 2010 and
•	the heavy civil and public works construction market that we participate in remains soft nationwide leading to increased competition.

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

Tubular Products

	Twelve Months Ended					Percent
	December 31,			Increase/(Decrease)		Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
	Dollars in thousands
Net Sales:
Tubular Products	$20,596	$34,803	$36,480	$(14,207)	$(1,677)	-40.8%	-4.6%
Gross Profit:
Tubular Products	$1,148	$9,158	$10,092	$(8,010)	$(934)	-87.5%	-9.3%
Gross Profit Percentage	5.6%	26.3%	27.7%	-20.7%	-1.4%	-78.8%	-4.9%

The Year 2009 Compared to the Year 2008

Significant weakness in the energy markets served by our Tubular Products segment has resulted in reductions in both our sales volumes as well as our profitability.  We currently anticipate the energy markets we serve will continue to be extremely weak into 2010.

Reductions in pipe pricing and unfavorable manufacturing variances have had significant, adverse affects to the gross profit margins in our threaded products division.  Although our threaded products facility reported a temporary increase in volumes from our strategy involved with exiting the micropile market, due to falling prices and reduced demand, we recorded a lower of cost or market adjustment of approximately $0.8 million.  Also, due to the slow down in market conditions, we recorded a charge of approximately $0.5 million in this division related to slow-moving inventory.

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

Liquidity and Capital Resources

The following table sets forth L.B. Foster’s capitalization:

	December 31,
	2009	2008
Debt:	In millions
Term Loan, due May 2011	$13.1	$16.0
Capital Leases	5.5	9.0
Other (primarily revenue bonds)	-	2.5
Total Debt	18.6	27.5
Equity	232.6	217.6
Total Capitalization	$251.2	$245.1

Total debt as a percentage of capitalization was approximately 7.4% as of December 31, 2009.  This measure reflects a strong financial position as there is minimal leverage and our cash balance covers debt by approximately a multiple of 6.7 times.

The Company’s need for liquidity relates primarily to seasonal working capital requirements, capital expenditures, joint venture capital obligations, common stock repurchases, potential strategic acquisitions and debt service obligations.

The following liquidity and capital resources discussion is as of December 31, 2009 and does not take into account the February 2010 announced merger agreement between us and Portec due to the uncertainty as to the ultimate consummation of the merger.  At the time of the announcement, the Company would acquire the outstanding shares of Portec for $11.71 per share, or approximately $112.4 million in cash.  We plan to fund this acquisition with our available cash and cash equivalents.

The following table summarizes the impact of these items during the past three years:

	December 31,
	2009	2008	2007
	In millions
Liquidity needs:
Working capital and other assets and liabilities	$2.9	$(6.7)	$2.7
Common stock purchases	(1.9)	(26.5)	-
Capital expenditures	(6.1)	(4.8)	(5.3)
Investments/capital contributions	(1.4)	(1.7)	-
Scheduled repayments of term loan	(2.9)	(3.1)	(1.0)
Other long-term debt repayments	(6.1)	(3.6)	(3.1)
Cash interest paid	(1.1)	(1.9)	(4.0)
Net liquidity requirements	(16.6)	(48.3)	(10.7)
Liquidity sources:
Internally generated cash flows before interest paid	24.1	32.7	(3.3)
Proceeds from the sale of DM&E investment	-	2.0	148.8
Proceeds from the sale of marketable securities	2.1	-	-
Proceeds from asset sales	-	6.6	-
Credit facility activity	-	-	(39.2)
Long-term borrowings	-	-	20.0
Equity transactions	0.2	1.0	4.9
Other	-	-	(0.7)
Net liquidity sources	26.4	42.3	130.5
Net Change in Cash	$9.8	$(6.0)	$119.8

Cash Flow from Operating Activities

During 2009, cash flow from operations provided $25.7 million, an increase of $1.6 million compared to 2008.  Net income and adjustments to net income provided $22.9 million for 2009.  This amount was supplemented with cash provided by certain operating assets and liabilities of $2.9 million.  Decreased 2009 fourth quarter sales from the prior year comparable period decreased accounts receivable while declining prices reduced inventory levels.  Reduced incentive compensation decreased accrued payroll and employee benefits.

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

Cash Flow from Investing Activities

Investing activities used $5.4 million during 2009 primarily from capital expenditures totaling $6.1 million.  Also, our capital contributions to our newly formed corporate joint venture used $1.4 million in 2009.  These uses were partially offset by $2.1 million in proceeds provided by the sale of a portion of our investment in marketable securities.  Capital spending during 2009 was primarily for the acquisition of land and construction of a building that will be leased to our joint venture.  To a lesser extent, spending was for plant and equipment maintenance and other land uses as well as information technology infrastructure improvements.  We have projected our 2010 capital expenditures, exclusive of acquisitions, to range between $6.0 to $7.0 million.

In 2008, proceeds of $6.6 million and $2.0 million from the aforementioned threaded products facility and DM&E railroad sales, respectively, led to net cash being provided by continuing investing activities.  Partially reducing these proceeds were our uses of cash for the purchase of available-for-sale equity securities of $1.7 million and capital expenditures of $4.8 million.  Spending during 2008 was primarily for maintenance capital, productivity improvement and equipment spending at our manufacturing facilities and information technology enhancements.

During 2007, net cash provided by continuing investing activities of $143.5 million included $148.8 million in proceeds received from the sale of our investment in the DM&E railroad.  Capital expenditures consisted of the installation of a fifth line at our Grand Island, NE facility, maintenance capital and additional small amounts of other facilities improvement spending.

Cash Flow from Financing Activities

Scheduled term loan repayments totaled $2.9 million in 2009 while repayments of other debt, including the acceleration of repayment of certain other long-term debt instruments that had high interest rates and/or no prepayment penalties, totaled $6.1 million.  Additionally, during 2009 we used $1.9 million to repurchase additional shares of our Common stock under share repurchase programs which began in the prior year period.

In 2008, purchases of our Common stock under applicable share repurchase programs of $26.5 million was the primary use of cash for financing activities.  Additionally, term loan repayments of $3.1 million and repayments of other long-term debt of $3.6 million contributed to net cash used by financing activities.

Net cash used for financing activities was $19.1 million in 2007.  This consisted of a net decrease in long-term debt borrowings of $19.2 million from the full repayment of our revolving credit facility offset, in part, by our new term loan.

Financial Condition

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

Within our short-term strategic forecast, we have seen evidence of both strength and weakness, with more evidence of weakness.  We continue to see inconsistent opportunities generated from the Federal stimulus legislation primarily in our transit and concrete buildings divisions.  We expect funding activity to decrease and, as a result, this activity will not compensate for the shortfalls created by the current economic downturn.

We do, however, operate in this period of uncertainty in an extremely strong financial position.  As of December 31, 2009, we had approximately $124.8 million in cash and short-term instruments and a revolving credit facility with approximately $64.2 million of availability compared to $13.2 million in long-term debt.  We believe this capacity will afford us the flexibility to take advantage of opportunities that we may encounter and weather the current economic downturn.

Included within cash and cash equivalents are principally investments in tax-free and taxable money market funds and bank certificates of deposit.  The money market funds include municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds all of which maintain AAA credit ratings.  The U.S. Treasury Guarantee Program for Money Market Funds expired on September 18, 2009.   Our priority continues to be the maintenance of our principal balances.

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

Under the term loan, we had $13.1 million outstanding at December 31, 2009 of which $10.5 million was noncurrent.  Revolving credit facility borrowings placed in LIBOR contracts are priced at prevailing LIBOR rates, plus 1.25%.  Borrowings placed in other tranches are priced at the prevailing prime rate, minus 1.00%.  The term loan base rate spread is fixed at prime minus 0.75% and the LIBOR spread is fixed at plus 1.50%.  As of December 31, 2009 we were in compliance with all of the Agreement’s covenants.  We anticipate that we will renegotiate our current revolving credit facility and replace it with a new facility in the second quarter of 2010.

Tabular Disclosure of Contractual Obligations

A summary of the Company’s required payments under financial instruments and other commitments at December 31, 2009 are presented in the following table:

		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years
	In thousands
Contractual Cash Obligations (3)
Long-term borrowings (1)	$13,095	$2,618	$10,477	$-	$-
Interest on long-term borrowings (1)	411	46	365	-	-
Capital leases (2)	5,508	2,788	2,720	-	-
Interest on capital leases (2)	516	306	210	-	-
Operating leases	10,308	2,273	3,466	2,120	2,449
Purchase obligations not reflected in the financial statements	15,792	15,792	-	-	-
Total contractual cash obligations	$45,630	$23,823	$17,238	$2,120	$2,449
Other Financial Commitments
Standby letters of credit	$805	$218	$587	$-	$-

(1)
Borrowings of $13.1 million under the amended credit agreement are payable in installments through 2011, with a balloon payment due in 2011.  Interest on these borrowings is LIBOR plus 1.50%, currently 1.74%, and is payable monthly.

(2)	Capital lease obligations are payable in installments through 2012 and have interest rates, payable monthly, ranging from 6.43% to 8.55%.

(3)	This table does not include the cash payment under the February 2010 announced merger agreement between the Company and Portec of approximately $112.4 million.

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

Outlook

Our businesses and results of operations have been impacted by the downturn in the global economy.  We believe that the recession, continued credit concerns and expected reductions in federal and state government tax receipts will present challenges to many of the end markets to which we sell.  As a result of anticipated reduced demand for certain of our products as well as heightened competition, we expect to battle margin compression for at least the next six months and we implemented certain additional cost reduction measures in September 2009 in anticipation of these concerns.  As activity levels have remained constrained, we reduced our salaried workforce and implemented additional plant personnel reductions.  We expect to be challenged into 2010 by reduced sales volumes, reduced production volumes and heightened competition caused by the recessionary economic environment.  However, we also expect to be profitable and to generate positive cash flow.  We believe that when conditions do improve, and we do not know when that might be, the markets we participate in will be poised to benefit.  We continue to navigate through this period of uncertainty in an extremely strong financial position.

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

Certain of our businesses rely heavily on spending authorized by the federal highway and transportation funding bill, SAFETEA-LU, enacted in August 2005.  This legislation authorized $286 billion for United States transportation improvement spending over a six-year period and expired in September 2009.  This legislation had been temporarily extended through March 2010.  While certain estimates of the amounts that may be authorized under successor legislation to SAFETEA-LU range from $400 to $500 billion, there is significant uncertainty as to the timing of the renewal of this multi-year surface transportation legislation and the potential impact it may have on our markets.  SAFETEA-LU was not approved until nearly two years after the previous authorization expired.  This delay had a material detrimental impact upon the demand and spending levels in certain markets where we participated during 2003 to 2005.

We entered into a joint venture to manufacture, market and sell various products for the energy, utility and construction markets.  In connection with the joint venture agreement we were required to make capital contributions of $1.9 million, of which approximately $0.5 million remain at December 31, 2009.  No assurances can be given that additional capital contributions will not be required, that the manufacturing facility will be completed timely or that the joint venture will perform in accordance with our expectations.

Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 2009 was approximately $172.7 million.  However, the gross margins associated with this backlog are lower than the prior year due to decreased pricing and an increased competitive environment.  The following table provides the backlog by business segment:

	December 31,
	2009	2008	2007
	In thousands
Backlog:
Rail Products	$53,350	$68,438	$61,597
Construction Products	116,128	57,626	70,342
Tubular Products	3,212	6,524	6,375
Total Backlog	$172,690	$132,588	$138,314

We continue to evaluate the performance of our various operations.  A decision to sell, down-size or terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.

Forward-Looking Statements

We announced a merger agreement with Portec in February 2010.  The consummation of this agreement is subject to various conditions including acceptance by at least 65% of the tender offer by the shareholders of Portec, the absence of legal restrictions and the receipt of necessary regulatory approvals.  No assurances can be given that the merger will be consummated.  Additionally, if the merger is consummated, no assurances can be given that we will achieve the synergies and other benefits we expect from the integration as successfully or rapidly as projected, if at all.

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

The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company.  For a discussion of some of the specific risk factors, that may cause such differences, see the Company’s Form 10-K for the year ended December 31, 2009.

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

In the first quarter of 2009, the Company entered into commitments with notional amounts totaling approximately $1.0 million to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain rail in the second quarter of 2009.  During the second quarter of 2009, these commitments matured for a realized gain of approximately $0.1 million.  In the fourth quarter of 2009, the Company entered into commitments with notional amounts totaling approximately $2.6 million to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail in first quarter of 2010.  The fair value of this instrument was a liability of approximately $18,000 as of December 31, 2009 and was recorded in “Other accrued liabilities.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
L. B. Foster Company

We have audited the accompanying consolidated balance sheets of L. B. Foster Company and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertainty in income tax provisions with the adoption of the guidance originally issued as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (codified in FASB ASC Topic 740, Income Taxes).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), L. B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania
March 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
L. B. Foster Company

We have audited L.B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). L. B. Foster Company and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, L. B. Foster Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of L. B. Foster Company and Subsidiaries, as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania
March 12, 2010

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
	In thousands
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124,845	$115,074
Accounts receivable - net	61,178	64,313
Inventories - net	98,982	102,916
Current deferred tax assets	3,678	2,931
Prepaid income tax	248	-
Other current assets	1,161	1,221
Total Current Assets	290,092	286,455
PROPERTY, PLANT AND EQUIPMENT - NET	37,407	39,989
OTHER ASSETS:
Goodwill	350	350
Other intangibles - net	25	37
Investments	3,358	2,856
Deferred tax assets	1,574	2,026
Other assets	362	407
Total Other Assets	5,669	5,676
TOTAL ASSETS	$333,168	$332,120

	2009	2008
	In thousands, except share data
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,406	$5,777
Accounts payable - trade	61,839	62,612
Accrued payroll and employee benefits	6,106	8,000
Other accrued liabilities	6,409	7,802
Total Current Liabilities	79,760	84,191
LONG-TERM DEBT, TERM LOAN	10,476	13,333
OTHER LONG-TERM DEBT	2,721	8,401
DEFERRED TAX LIABILITIES	1,893	2,046
OTHER LONG-TERM LIABILITIES	5,726	6,587
COMMITMENTS AND CONTINGENT LIABILITIES (Note 18)
STOCKHOLDERS' EQUITY:
Common stock, issued 10,163,964 shares in 2009 and 10,225,855 shares in 2008	111	111
Paid-in capital	47,660	47,585
Retained earnings	212,787	197,060
Treasury stock - at cost, Common stock, 927,423 shares in 2009 and 865,532 shares in 2008	(27,574)	(26,482)
Accumulated other comprehensive loss	(392)	(712)
Total Stockholders' Equity	232,592	217,562
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$333,168	$332,120

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE THREE YEARS ENDED DECEMBER 31, 2009

	2009	2008	2007
	In thousands, except per share data
NET SALES	$381,962	$512,592	$508,981
COSTS AND EXPENSES:
Cost of goods sold	322,104	432,374	432,598
Selling and administrative expenses	35,501	40,969	37,403
Interest expense	1,292	1,995	4,031
Dividend income	(93)	-	(9,214)
Gain on sale of marketable securities	(1,194)	-	-
Gain on sale of DM&E investment	-	(2,022)	(122,885)
Gain on sale of Houston, TX property	-	(1,486)	-
Interest income	(789)	(2,675)	(1,196)
Other (income) expense	(342)	158	(267)
	356,479	469,313	340,470

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	25,483	43,279	168,511
INCOME TAX EXPENSE	9,756	15,533	57,787
INCOME FROM CONTINUING OPERATIONS	15,727	27,746	110,724
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS, BEFORE INCOME TAXES	-	-	(47)
INCOME TAX BENEFIT	-	-	(16)
LOSS FROM DISCONTINUED OPERATIONS	-	-	(31)
NET INCOME	$15,727	$27,746	$110,693
BASIC EARNINGS PER COMMON SHARE:
FROM CONTINUING OPERATIONS	$1.55	$2.60	$10.39
FROM DISCONTINUED OPERATIONS	-	-	(0.00)
BASIC EARNINGS PER COMMON SHARE	$1.55	$2.60	$10.39
DILUTED EARNINGS PER COMMON SHARE:
FROM CONTINUING OPERATIONS	$1.53	$2.57	$10.09
FROM DISCONTINUED OPERATIONS	-	-	(0.00)
DILUTED EARNINGS PER COMMON SHARE	$1.53	$2.57	$10.09
See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE YEARS ENDED DECEMBER 31, 2009

	2009	2008	2007
	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$15,727	$27,746	$110,724
Adjustments to reconcile net income to net cash used by operating activities:
Gain on sale of marketable securities	(1,194)	-	-
Gain on sale of DM&E investment	-	(2,022)	(122,885)
Deferred income taxes	(675)	(2,984)	(1,102)
Excess tax benefit from share-based compensation	(128)	(171)	(3,145)
Depreciation and amortization	8,720	8,901	8,622
Loss (gain)on sale of property, plant and equipment	32	(1,473)	33
Deferred gain amortization on sale-leaseback	(215)	(179)	-
Stock-based compensation	653	948	554
Unrealized loss (gain) on derivative mark-to-market	22	76	(34)
Change in operating assets and liabilities:
Accounts receivable	3,135	(10,703)	7,940
Inventories	3,934	(469)	(2,644)
Other current assets	60	(90)	(93)
Prepaid income taxes	(120)	-	3,981
Other noncurrent assets	40	2	(9,202)
Accounts payable - trade	(773)	8,923	(3,957)
Accrued payroll and employee benefits	(1,894)	(4,289)	4,598
Other current liabilities	(1,379)	(1,084)	3,968
Other liabilities	(205)	965	(1,977)
Net Cash Provided (Used) by Continuing Operations	25,740	24,097	(4,619)
Net Cash Used by Discontinued Operations	-	-	(66)
Net Cash Provided (Used) by Operating Activities	25,740	24,097	(4,685)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	1	6,621	18
Proceeds from the sale of marketable securities	2,115	-	-
Proceeds from the sale of DM&E investment	-	2,022	148,775
Purchase of investments	-	(1,734)	-
Capital contributions to equity method investment	(1,400)	-	-
Capital expenditures on property, plant and equipment	(6,107)	(4,836)	(5,263)
Net Cash (Used) Provided by Investing Activities	(5,391)	2,073	143,530
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of revolving credit agreement borrowings	-	-	(39,161)
Proceeds from long-term debt, term loan	-	-	20,000
Repayments of long-term debt, term loan	(2,857)	(3,095)	(953)
Repayments of short-term borrowings	-	-	(726)
Proceeds from exercise of stock options and stock awards	65	854	1,756
Excess tax benefit from share-based compensation	128	171	3,145
Treasury stock acquisitions	(1,863)	(26,482)	-
Repayments of other long-term debt	(6,051)	(3,641)	(3,118)
Net Cash Used by Financing Activities	(10,578)	(32,193)	(19,057)
Net Increase (Decrease) in Cash and Cash Equivalents	9,771	(6,023)	119,788
Cash and Cash Equivalents at Beginning of Year	115,074	121,097	1,309
Cash and Cash Equivalents at End of Year	$124,845	$115,074	$121,097
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid	$1,122	$1,887	$3,977
Income Taxes Paid	$13,381	$18,848	$51,439

During 2007 the Company financed certain capital expenditures totaling $101,000 through the execution of capital leases.
There were no such expenditures during 2009 or 2008.

See Notes to Consolidated Financial Statements.

L. B. Foster Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
for the Three Years Ended December 31, 2009
					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
	In thousands, except share and per share data
Balance, January 1, 2007	$105	$39,696	$58,843	$-	$(611)	$98,033
Net income			110,693			110,693
Other comprehensive (loss) income net of tax:
Pension liability adjustment					72	72
Unrealized derivative gain on cash flow hedges					(205)	(205)
Comprehensive income						110,560
Adjustment to initially adopt FASB Interpretation No. 48 (ASC 740)			(222)			(222)
Issuance of 376,550 Common shares, net of forfeitures	4	5,451				5,455
Balance, December 31, 2007	109	45,147	169,314	-	(744)	213,826
Net income			27,746			27,746
Other comprehensive (loss) income net of tax:
Pension liability adjustment					(769)	(769)
Unrealized derivative loss on cash flow hedges					76	76
Market value adjustments for investments					725	725
Comprehensive income						27,778
Purchase of 865,532 Common shares for Treasury				(26,482)		(26,482)
Issuance of 176,342 Common shares, net of forfeitures	2	2,438				2,440
Balance, December 31, 2008	111	47,585	197,060	(26,482)	(712)	217,562
Net income			15,727			15,727
Other comprehensive (loss) income net of tax:
Pension liability adjustment					292	292
Unrealized derivative gain on cash flow hedges					23	23
Market value adjustments for investments					5	5
Comprehensive income						16,047
Purchase of 86,141 Common shares for Treasury				(1,863)		(1,863)
Issuance of 24,250 Common shares, net of forfeitures	-	75		771		846
Balance, December 31, 2009	$111	$47,660	$212,787	$(27,574)	$(392)	$232,592

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

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  This statement modifies the Generally Accepted Accounting Principles (GAAP) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (ASC) is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission (SEC).  The codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  This statement applies beginning in the 2009 third quarter.  All accounting references have been updated and, therefore, SFAS references have been replaced with ASC references.

Cash and cash equivalents

The Company considers cash and other instruments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Cash equivalents principally consist of investments in money market funds at December 31, 2009 and 2008.  The Company invests available funds in a manner to maximize returns, preserve investment principle and maintain liquidity while seeking the highest yield available.

The following table summarizes the Company’s investment in money market funds at December 31:

	2009
	Cost	Fair Value
	In thousands
Federated Municipal Obligations – Institutional	$52,462	$52,462
Federated Tax Free Obligations Fund - Institutional	25,554	25,554
Fidelity Prime Money Market Fund	19,824	19,824
BlackRock Liquidity Municipal Fund - Institutional	10,727	10,727
BlackRock Liquidity Temporary Fund - Institutional	564	564
	$109,131	$109,131

	2008
	Cost	Fair Value
	In thousands
Federated Municipal Obligations - Institutional	$50,290	$50,290
Federated Tax Free Obligations Fund - Institutional	20,995	20,995
Fidelity Prime Money Market Fund	20,789	20,789
BlackRock Liquidity Municipal Fund - Institutional	6,335	6,335
BlackRock Liquidity Temporary Fund - Institutional	5,848	5,848
	$104,257	$104,257

The above investments are all tax-free money market funds with municipal bond issuances as the underlying securities all of which maintained AAA credit agency ratings.  While the above investments were guaranteed by the United States Treasury Guarantee Program for Money Market Funds at December 31, 2008, this guarantee expired on September 18, 2009.  The carrying amounts approximate fair value because of the short maturity of the instruments.

Cash equivalents additionally consist of investment in bank certificates of deposit of approximately $15,115,000 and $10,158,000 at December 31, 2009 and 2008, respectively.  The carrying amounts approximate fair value because of the short maturity of the instruments.

Inventories

Certain inventories are valued at the lower of the last-in, first-out (LIFO) cost or market.  Approximately 51% in 2009 and 41% in 2008, of the Company’s inventory is valued at average cost or market, whichever is lower.  The reserve for slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, and the age of the inventory.

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

The Company capitalizes interest costs on long-term assets constructed for its own use.  Interest is capitalized and amortized over the estimated useful lives of those assets.  There was no capitalized interest in 2009 or 2008.  Capitalized interest was approximately $32,000 in 2007.

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

Investments

Investments in marketable equity securities are classified as “available-for-sale” and are recorded at fair value with unrealized gains and temporary losses included in accumulated other comprehensive income or loss, respectively.  The Company regularly reviews its available-for-sale investments to determine whether a decline in fair value below the cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations.  The Company utilizes the specific identification method to determine the cost of the securities sold.

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

Goodwill and other intangible assets

In accordance with FASB ASC 350 “Intangibles – Goodwill and Other,” and applicable guidance, goodwill is tested annually for impairment or more often if there are indicators of impairment.  The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss.  This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill.  If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss equal to the excess is recorded as a component of continuing operations.  On an ongoing basis (absent any impairment indicators), the Company performs its annual impairment tests during the fourth quarter.  The Company has performed its impairment testing in the fourth quarter of 2009, 2008 and 2007 and determined that goodwill was not impaired.  The carrying amount of goodwill at December 31, 2009 and 2008 was $350,000 and attributable to the Construction segment.

As required by applicable guidance, the Company reassessed the useful lives of its identifiable intangible assets and determined that no changes were required.  As the Company has no indefinite lived intangible assets, all intangible assets are amortized over their useful lives ranging from 5 to 10 years, with a total weighted average amortization period of less than seven years.  The components of the Company’s intangible assets are as follows:

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	In thousands
Non-compete agreements	$350	$(350)	$350	$(350)
Patents	125	(100)	125	(87)
Total	$475	$(450)	$475	$(437)

Amortization expense for each year ended December 31, 2009, 2008 and 2007 was approximately $13,000.  Annualized amortization expense is expected to be $13,000 through 2011.

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

Revenue recognition

The Company’s revenues are composed of product sales and products and services provided under long-term contracts.  For product sales, the Company recognizes revenue upon transfer of title to the customer.  Title generally passes to the customer upon shipment.  Revenue is reported net of freight for sales from stock inventory and direct shipments.  Freight recorded for the years ended December 31, 2009, 2008 and 2007 amounted to $17,258,000, $19,574,000 and $19,219,000, respectively.  Revenues for products and services under long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs.  For certain products, the percentage of completion is based upon actual labor costs to estimated total labor costs.

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

Revenues from contract change orders and claims are recognized when the settlement is probable and the amount can be reasonably estimated.  Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance.  Costs in excess of billings, and billings in excess of costs are classified as inventory.

Fair value of financial instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, investments, accounts payable, short-term and long-term debt, foreign currency forward contracts and interest rate agreements.

The carrying amounts of the Company’s financial instruments at December 31, 2009 and 2008 approximate fair value.  See Note 2, “Fair Value Measurements,” for additional information.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Stock-based compensation

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation.  Under the guidance, share-based compensation cost is measured at the grant date based on the calculated fair value of the award.  The expense is recognized over the employees’ requisite service period, generally the vesting period of the award.

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

During 2006, the Company entered into commitments to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail commencing in the second quarter of 2007 through the third quarter of 2008.  All of these contracts were settled as of December 31, 2008.  During 2008, two of these Canadian dollar denominated commitments matured for a realized loss of approximately $129,000 which was reported as “Other (Income) Expense” within the Consolidated Statements of Operations.  During 2007, three of these Canadian sell commitments were executed at a loss of $34,000.

In the fourth quarter of 2008, the Company entered into a commitment with a notional amount of approximately $630,000 to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain rail in the first quarter of 2009.  During the first quarter of 2009, the Company determined that the receipt of Euros would not coincide with the purchase commitment and the Company recorded a loss of approximately $7,000 to record this commitment at market which was reported as “Other (Income) Expense” within the Consolidated Statements of Operations.  The fair value of this instrument was a liability of $54,000 and was recorded in “Other accrued liabilities” as of December 31, 2008.

In the first quarter of 2009, the Company entered into commitments with notional amounts totaling approximately $974,000 to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain rail in the second quarter of 2009.  During the second quarter of 2009, these commitments matured for a realized gain of approximately $105,000.  In the fourth quarter of 2009, the Company entered into commitments with notional amounts totaling approximately $2,624,000 to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail in first quarter of 2010.  The fair value of this instrument was a liability of approximately $18,000 as of December 31, 2009 and was recorded in “Other accrued liabilities.”

For more information concerning the fair value measurements of these instruments, refer to Note 2, “Fair Value Measurements.”

Product Liability

The Company maintains a current liability for the repair or replacement of defective products.  For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales.  For long-term construction projects, a liability is established when the claim is known and quantifiable. The product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims.  At December 31, 2009 and 2008, the product liability was $3,367,000 and $1,633,000, respectively.  See Note 18, “Commitments and Contingencies” for additional information regarding the product liability.

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

A reconciliation of our liability for ARO’s at December 31, 2009 and 2008, which is recorded in “Other Long-Term Liabilities,” is as follows:
	2009	2008
	In thousands
Asset retirement obligation at beginning of year	$861	$717
Liabilities incurred	-	96
Accretion expense	51	48
Asset retirement obligation at end of year	$912	$861

Income Taxes

The Company makes judgments regarding the recognition of deferred tax assets and the future realization of these assets.   As prescribed by FASB ASC 740 “Income Taxes” and applicable guidance, valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood more than 50%) that some portion or all of the deferred tax assets will not be realized.  The guidance requires the Company to evaluate positive and negative evidence regarding the recoverability of deferred tax assets.  Determination of whether the positive evidence outweighs the negative and quantification of the valuation allowance requires the Company to make estimates and judgments of future financial results.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48).  This Interpretation, adopted by the Company on January 1, 2007, applies to all open tax positions accounted for in accordance with and codified into FASB ASC 740.  This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities.  The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

New accounting pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets,” which was codified as FASB ASC 715-20-50 and amended FASB Statement 132(R) to require more detailed disclosures about employers’ pension plan assets.  New disclosures include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  This new standard required new disclosures only, and had no impact on the Company’s consolidated financial position, results of operations or cash flows.  These new disclosures are included in Note 17, Retirement Plans.

The Company adopted changes issued by the FASB to accounting for business combinations beginning on January 1, 2009.  FASB ASC Topic 805, “Business Combinations,” retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  Topic 805 was effective for business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  This Update provides amendments to FASB ASC 820, “Fair Value Measurements,” that requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires entities to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company beginning in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011.  The Update requires only new disclosures and will have no impact on the Company’s financial statements.

Note 2.

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

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at December 31, 2009 and December 31, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Money market funds	$109,131	$109,131	$-	$-
Bank certificates of deposit	15,115	15,115	-	-
Cash equivalents at fair value	124,246	124,246	-	-

Available-for-sale equity securities	1,958	1,958	-	-

	$126,204	$126,204	$-	$-

Liabilities
Derivatives	$(18)	$-	$(18)	$-
Total other accrued liabilities	(18)	-	(18)	-

	$(18)	$-	$(18)	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Money market funds	$104,257	$104,257	$-	$-
Bank certificates of deposit	10,158	10,158	-	-
Cash equivalents at fair value	114,415	114,415	-	-

Available-for-sale equity securities	2,856	2,856	-	-

	$117,271	$117,271	$-	$-

Liabilities
Derivatives	$(54)	$-	$(54)	$-
Total other accrued liabilities	(54)	-	(54)	-

	$(54)	$-	$(54)	$-

Information regarding the fair value disclosures associated with the assets of the Company’s defined benefit plans can be found in Note 17, Retirement Plans.

Note 3.

Accounts Receivable

Accounts Receivable at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	In thousands
Trade	$60,117	$64,787
Allowance for doubtful accounts	(1,055)	(2,637)
	59,062	62,150
Other	2,116	2,163
	$61,178	$64,313

Bad debt (recovery)/expense was ($564,000), $1,461,000 and $279,000 in 2009, 2008 and 2007, respectively.

The Company’s customers are principally in the Rail, Construction and Tubular segments of the economy.  As of December 31, 2009 and 2008, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:

	2009	2008
	In thousands
Rail	$13,927	$25,876
Construction	41,495	31,839
Tubular	3,640	4,435
	$59,062	$62,150

Credit is extended on an evaluation of the customer’s financial condition and generally collateral is not required.

Note 4.

Inventories

Inventories at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	In thousands
Finished goods	$92,190	$89,935
Work-in-process	7,814	13,275
Raw materials	16,049	25,198
Total inventories at current costs	116,053	128,408
Less:
Current cost over LIFO stated values	(10,277)	(21,316)
Inventory valuation reserve	(6,794)	(4,176)
	$98,982	$102,916

At December 31, 2009 and 2008, the LIFO carrying value of inventories for book purposes exceeded the LIFO value for tax purposes by approximately $5,916,000 and $6,026,000, respectively.  During 2009, 2008 and 2007, liquidation of LIFO layers carried at costs that were lower than current purchases resulted in a decrease to cost of goods sold of $34,000, $2,384,000, and $123,000, respectively.

Note 5.

Discontinued Operations

In February 2006, the Company sold substantially all of the assets of its Construction segment’s Geotechnical division for $4,000,000 plus the net asset value of the fixed assets, inventory, work in progress and prepaid items, resulting in a gain of approximately $3,005,000.  The operations of the division qualified as a “component of an entity” under FASB ASC 360 “Property, Plant, and Equipment,” and thus, the operations were reclassified as discontinued.

Net sales and loss from discontinued operations were as follows:

	2009	2008	2007
	In thousands
Net sales	$-	$-	$-
Loss from discontinued operations	$-	$-	$(47)
Income tax benefit	-	-	(16)
Loss from discontinued operations	$-	$-	$(31)

Note 6.

Property, Plant and Equipment

Property, plant and equipment at December 31, 2009 and 2008 consist of the following:

	2009	2008
	In thousands
Land	$4,135	$2,756
Improvements to land and leaseholds	18,124	17,244
Buildings	6,919	7,207
Machinery and equipment, including equipment
under capitalized leases	71,552	68,421
Construction in progress	1,559	1,811
	102,289	97,439
Less accumulated depreciation and amortization,
including accumulated amortization of capitalized leases	64,882	57,450
	$37,407	$39,998

Depreciation expense, including amortization of assets under capital leases, for the years ended December 31, 2009, 2008 and 2007 amounted to $8,656,000, $8,840,000, and $8,610,000, respectively.

Note 7.

Investments

Investments of the Company at December 31, 2009 and 2008 are summarized in the following table:

	December 31,	December 31,
	2009	2008
	In thousands
Available-for-sale marketable equity securities	$1,958	$2,856
Nonconsolidated equity method investments	1,400	-
	$3,358	$2,856

During 2009 the Company sold shares of its marketable equity securities with an original cost of approximately $921,000 for a gain of approximately $1,194,000.

Additional information regarding the Company’s marketable securities is as follows:

December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
In thousands
Available-for-sale marketable equity securities	$794	$1,164	$-	$1,958

December 31, 2008
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
In thousands
Available-for-sale marketable equity securities	$1,734	$1,122	$-	$2,856

During 2009 the Company completed the formation of a joint venture with L B Industries, Inc. and another party.  The Company, along with L B Industries, Inc., has a 45% ownership interest in the new joint venture, L B Pipe & Coupling Products, LLC.  The Company purchased approximately 35 acres of land in Magnolia, TX for approximately $1,059,000 and commenced the construction of a facility related to this joint venture.  Upon completion of the construction, the Company will lease the facility to the joint venture.  Upon commencement of operations, this venture will install equipment to manufacture, market and sell various products for the energy, utility and construction markets.

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

In October 2007, this merger was consummated.  In exchange for its DM&E preferred stock, warrants, common stock and accrued dividend income receivable, the Company received approximately $148,775,000.  Of this amount, approximately $8,993,000 represented a return of principal, approximately $16,897,000 represented dividends and approximately $122,885,000 represented a pre-tax gain which was recorded at closing.  In March 2008, the Company received and recognized a gain of approximately $2,022,000 related to the receipt of escrow proceeds from a favorable working capital adjustment.  As of December 31, 2007, the Company had fully reserved the escrow proceeds.

During 2007 the Company sold rail and piling products to the DM&E in the amount of $18,701,000.

Note 8.

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

The Company is permitted to use various additional debt instruments to finance capital expenditures, outside of borrowings under the Agreement, under limitations as defined in the Agreement.  Under the amended Agreement, the Company maintains dominion over its cash at all times, as long as excess availability stays over $5,000,000 and there is no uncured event of default.

In March 2009, the Company entered into a fifth amendment to the Agreement which became effective as of December 31, 2008 and changed certain financial covenants included in the Agreement by creating an exclusion standard in the Agreement.  This standard, which is met by the Company when revolving credit facility borrowings do not exceed $20,000,000 and unused borrowing commitment is at least $50,000,000, allows for certain items, as defined in the amendment, to be excluded in determining the fixed charge coverage ratio.  Additionally, the amendment redefines the Company’s calculation of earnings before interest and taxes by excluding any charges and credits related to the Company’s LIFO method of accounting for inventory.

The fifth amendment also includes a revised minimum net worth covenant and a revised maximum level for annual consolidated capital expenditures of $15,000,000.

In November 2009, the Company entered into a sixth amendment to the Agreement.  This amendment permits the Company to spend up to $15,000,000, subject to overall limitations on acquisitions, to acquire non-domestic entities which do not become a borrower, as defined by the Agreement, to the Agreement.  This amendment also raised the limit to $15,000,000 on the amount of assets, as defined in the Agreement, which the Company is permitted to sell.  Additionally, the sixth amendment eliminated the unscheduled prepayments of debt from the calculation of the fixed charge coverage ratio, as defined in the agreement.

As of December 31, 2009, the Company was in compliance with all of the Agreement’s covenants.

Under the term loan, the Company had $13,095,000 outstanding at December 31, 2009 of which $10,476,000 was noncurrent.  At December 31, 2008 the Company had $15,952,000 outstanding of which $13,333,000 was noncurrent.

At December 31, 2009, there were no outstanding borrowings under the revolving credit facility and the Company had approximately $64,176,000 in unused borrowing availability.

The Company’s ability to pay cash dividends is limited by the Agreement.

Note 9.

Long-Term Debt and Related Matters

Long-term debt at December 31, 2009 and 2008 consists of the following:

	2009	2008
	In thousands
Term Loan with an interest rate of 1.74% at December 31, 2009 and 1.98%
at December 31, 2008 payable in installments with a balloon payment due in May 2011	$13,095	$15,952
Lease obligations payable in installments through 2012 with a weighted average
interest rate of 7.17% at December 31, 2009 and 7.18% at December 31, 2008	5,508	8,977
Massachusetts Industrial Revenue Bond with an interest rate of 3.84% at December 31,
2008, paid October 13, 2009	-	2,045
Citizens Asset Finance Mortgage with a fixed interest rate of
7.01%, paid August 31, 2009	-	490
Pennsylvania Department of Community and Economic Development Machinery and Equipment
Loan Fund payable in installments through 2009 with a fixed interest rate of 3.75%	-	47
	18,603	27,511
Less current maturities	5,406	5,777
	$13,197	$21,734

Included in current maturities in the above table is $2,619,000 related to the term loan under the Agreement as discussed in Note 8.

The maturities of long-term debt for each of the succeeding three years subsequent to December 31, 2009 are as follows:

Year	in thousands
2010	$5,406
2011	11,824
2012	1,373
Total	$18,603

Note 10.

Stockholders’ Equity

At December 31, 2009 and 2008, the Company had authorized shares of 20,000,000 in Common stock and 5,000,000 in Preferred stock.  No Preferred stock has been issued.  The Common stock has a par value of $.01 per share.  No par value has been assigned to the Preferred stock.

The Company’s Board of Directors has authorized the purchase of up to $40,000,000 in shares of its Common stock through share repurchase programs announced in May and October 2008 at prevailing market prices or privately negotiated transactions.  During 2009 and 2008, the Company purchased 86,141 and 865,532 shares of common stock for approximately $1,863,000 and $26,482,000, respectively, under these programs.  The timing and extent of future purchases will depend on market conditions and options available to the Company for alternative uses of its resources.  Purchases under this plan have not been suspended and the remaining authorization expires on December 31, 2010.

No cash dividends on Common stock were paid in 2009, 2008 or 2007.

Note 11.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2009 and 2008, are as follows:

	2009	2008
	In thousands
Pension liability adjustment	$(1,111)	$(1,403)
Market value adjustments for investments	730	725
Unrealized derivative losses on cash flow hedges	(11)	(34)
	$(392)	$(712)

Note 12.

Stock-Based Compensation

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation.  Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period.  The Company recorded stock compensation expense of $653,000, $948,000 and $554,000 for the periods ended December 31, 2009, 2008 and 2007, respectively, related to stock option awards, restricted stock awards and performance unit awards as discussed below.

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

The Company recorded stock compensation expense related to stock option awards of $25,000, $104,000 and $115,000 for the periods ending December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, 2008 and 2007, Common stock options outstanding under the Plans had option prices ranging from $2.75 to $14.77, with a weighted average price of $5.60, $5.54 and $5.52 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding for the three years ended December 31, 2009 are: 2009-2.7 years; 2008-3.6 years; and 2007-4.3 years.

There were no stock options granted during 2009, 2008 or 2007.

Options exercised during 2009, 2008 and 2007 totaled 13,750, 155,200 and 339,050 shares, respectively.  The weighted average exercise price per share of these exercised options in 2009, 2008 and 2007 was $4.73, $5.49 and $4.89, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $359,000, $5,403,000 and $12,255,000, respectively.

Certain information for the three years ended December 31, 2009 relative to employee stock options is summarized as follows:

	2009	2008	2007
Number of shares under Incentive Plan:
Outstanding at beginning of year	194,700	349,900	708,950
Granted	-	-	-
Canceled	-	-	-
Exercised	(13,750)	(155,200)	(359,050)
Outstanding at end of year	180,950	194,700	349,900
Exercisable at end of year	180,950	182,200	313,950
Number of shares available for future grant:
Beginning of year	471,627	509,375	526,875
End of year	443,566	471,627	509,375

The total intrinsic value of options outstanding at December 31, 2009, 2008 and 2007 was $4,381,000, $5,012,000 and $16,170,000, respectively.  The total intrinsic value of options exercisable at December 31, 2009, 2008 and 2007 was $4,381,000, $4,771,000 and $14,701,000, respectively.

There were no non-vested options at December 31, 2009.  The fair value of non-vested options at December 31, 2008 and 2007 was $71,000 and $183,000, respectively, with weighted average, grant date fair values of $5.71 and $5.10, respectively.  At December 31, 2008, there was $25,000 of compensation expense related to nonvested awards which was expected to be recognized over a weighted-average period of 0.3 years.  At December 31, 2007, there was $129,000 of compensation expense related to nonvested awards which was expected to be recognized over a weighted-average period of 1.2 years.

Certain information for the year ended December 31, 2009 relative to employee stock options at respective exercise price ranges is summarized as follows:

	Options Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise Prices	of Shares	Remaining Life (in years)	Exercise Price
$2.75 - $3.65	76,000	1.2	$3.48
$4.10 - $5.50	51,000	2.2	4.89
$7.81 - $8.97	40,000	4.9	8.39
$9.29 - $14.77	13,950	5.4	11.75
	180,950	2.7	$5.60

Shares issued as a result of stock option exercise generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares.

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

Compensation expense recorded by the Company related to restricted stock awards was approximately $314,000, $342,000, and $439,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

A summary of the restricted stock activity as of December 31, 2009 is presented below:
Weighted
Average
		Weighted	Remaining
	Restricted	Average	Contractual	Aggregate
	Shares	Fair Value	Term	Fair Value
Outstanding at January 1, 2009	-	$-	-	$-
Granted	10,500	29.89	-	313,845
Vested	(10,500)	29.89	-	(313,845)
Canceled	-	-	-	-
Outstanding at December 31, 2009	-	$-	-	$-

The outside directors were granted a total of 10,500, 10,500 and 17,500 fully vested restricted stock awards for the years ended December 31, 2009, 2008 and 2007, respectively.  The weighted average fair value of these restricted stock grants was $29.89, $32.61 and $25.10 per share, respectively. Shares issued as a result of stock option exercise generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares.

For the periods ended December 31, 2009 and 2008, the Company granted approximately 18,000 and 17,000 shares, respectively, of restricted stock to individuals who are not outside directors:

			Aggregate
		Grant Date	Fair
Grant Date	Units	Fair Value	Value	Vesting Date

March 6, 2008	7,756	$40.03	$310,473	March 6, 2012
June 2, 2008	3,850	34.19	131,632	June 2, 2012
November 3, 2008	5,000	28.28	141,400	November 3, 2011
March 3, 2009	17,561	20.63	362,283	March 3, 2013

Relative to the restricted stock awards granted to the non-outside directors and the performance unit awards, the Company recorded compensation expense of $314,000 and $495,000, respectively, for the periods ended December 31, 2009 and 2008.  There were no such shares as of December 31, 2007.  Shares issued as a result of restricted stock awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

These forfeitable restricted stock awards time-vest after a four year holding period, unless indicated otherwise by the underlying agreement.

In addition to the 17,000 shares of restricted stock granted as of December 31, 2008 noted above, the Company granted, pursuant to the 2006 Omnibus Plan, as amended, approximately 11,000 fully-vested shares during 2008 in lieu of a portion of the cash payment earned under the 2005 – 2007 Three Year Incentive Plan.  This non-cash transaction of $467,000 was reflected as an increase to “Paid-in capital” in the Consolidated Balance Sheet at December 31, 2008.  These shares are not voluntarily transferable until May 1, 2010.  The number of shares awarded under this plan was determined using an average share price of $43.91 over a ten day period in February 2008.  When these shares were awarded on March 6, 2008, the grant date fair value per share was $40.03.

Performance Unit Awards

Under separate three year incentive plans pursuant to the 2006 Omnibus Plan, as amended, the Company granted the following performance units during the periods ended December 31, 2009 and 2008:

				Aggregate
			Grant Date	Fair
Incentive Plan	Grant Date	Units	Fair Value	Value	Vesting Date

2008 – 2010	March 6, 2008	23,273	$40.03	$931,618	March 6, 2011
2009 – 2011	March 3, 2009	52,672	20.63	1,086,623	March 3, 2012

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

Note 13.

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year ended December 31,
	2009	2008	2007
	In thousands except per share amounts
Numerator for basic and diluted earnings per common share-
net income available to common stockholders:
Income from continuing operations	$15,727	$27,746	$110,724
Loss from discontinued operations	-	-	(31)
Net income	$15,727	$27,746	$110,693
Denominator:
Weighted average shares	10,169	10,670	10,653
Denominator for basic earnings per common share	10,169	10,670	10,653
Effect of dilutive securities:
Employee stock options	99	131	317
Other stock compensation plans	36	10	-
Dilutive potential common shares	135	141	317
Denominator for diluted earnings per common share-adjusted
weighted average shares and assumed conversions	10,304	10,811	10,970
Basic earnings per share:
Continuing operations	$1.55	$2.60	$10.39
Discontinued operations	-	-	-
Basic earnings per common share	$1.55	$2.60	$10.39
Diluted earnings per share:
Continuing operations	$1.53	$2.57	$10.09
Discontinued operations	-	-	-
Diluted earnings per common share	$1.53	$2.57	$10.09

There were no antidilutive shares in 2009, 2008 and 2007.

Note 14.

Income Taxes

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
	In thousands
Deferred tax liabilities:
Depreciation	$1,458	$1,629
Available-for-sale securities	435	417
Total deferred tax liabilities	1,893	2,046
Deferred tax assets:
Warranty reserve	1,256	610
Accounts receivable	768	1,366
Pension liability	709	909
Deferred gain on sale / leaseback	684	767
Deferred compensation	668	549
Inventories	649	61
Goodwill	229	301
State tax incentives	153	-
Net operating loss carryforwards	91	352
Derivative instruments	7	20
Other-net	38	22
Total deferred tax assets	5,252	4,957
Valuation allowance for deferred tax assets	-	-
Deferred tax assets	5,252	4,957
Net deferred tax asset	$3,359	$2,911

Significant components of the provision for income taxes for continuing operations are as follows:

	2009	2008	2007
	In thousands
Current:
Federal	$8,990	$16,605	$55,471
State	1,441	1,957	3,418
Total current	10,431	18,562	58,889
Deferred:
Federal	(783)	(3,240)	(793)
State	108	211	(309)
Total deferred	(675)	(3,029)	(1,102)
Total income tax expense	$9,756	$15,533	$57,787

The reconciliation of income tax for continuing operations computed at statutory rates to income tax expense is as follows:

	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
State income tax	4.0	3.4	1.7
Nondeductible expenses	(1.0)	(2.6)	(1.7)
Valuation allowance	-	-	(0.5)
Other	0.3	0.1	(0.2)
	38.3%	35.9%	34.3%

At December 31, 2009 and 2008, the tax benefit of net operating loss carryforwards available for state income tax purposes was approximately $91,000 and $352,000, respectively.  The net operating loss carryforwards will expire as follows:

Expires Year	Amount
In thousands
2017-2021	$16
2022	13
2023	31
2024	31
$91

On January 1, 2007, the Company adopted certain provisions codified into ASC 740 “Income Taxes".  The adoption and implementation resulted in a transition adjustment of $222,000 which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  This adjustment was comprised of uncertain tax benefits of $54,000 (net of federal benefit on state issues), accrued interest of $110,000 and penalties of $58,000.

The following table provides a reconciliation of unrecognized tax benefits as of December 31, 2009 and 2008:

	2009	2008
	In thousands
Unrecognized tax benefits at beginning of period:	$142	$142
Increases/(decreases) based on tax positions for prior periods	-	-
Increases based on tax positions related to current period	-	-
Decreases related to settlements with taxing authorities	-	-
Decreases as a result of a lapse of the applicable statute of limitations	23	-
Balance at end of period	$119	$142

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $119,000 at December 31, 2009.  The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.  At December 31, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $210,000.

The Company files income tax returns in the United States and in various state, local and foreign jurisdictions.  At December 31, 2009, the Company had been examined by the Internal Revenue Service through calendar year 2004.  The Company is subject to federal income tax examinations for the period 2005 forward.  With respect to the state, local and foreign filings, the Company is generally subject to income tax examinations for the periods 2004 forward.

Note 15.

Rental and Lease Information

The Company has capital and operating leases for certain plant facilities, office facilities, and equipment.  Rental expense for the years ended December 31, 2009, 2008, and 2007 amounted to $3,672,000, $3,767,000 and $3,722,000, respectively. Generally, land and building leases include escalation clauses.

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2009:

	Capital	Operating
Year ending December 31,	Leases	Leases
	In thousands
2010	$3,094	$2,273
2011	1,503	2,065
2012	1,427	1,401
2013	-	1,083
2014 and thereafter	-	3,486
Total minimum lease payments	6,024	$10,308
Less amount representing interest	516
Total present value of minimum payments	5,508
Less current portion of such obligations	2,787
Long-term obligations with interest rates ranging from 6.43% to 8.55%	$2,721

Assets recorded under capital leases are as follows:

	2009	2008
	In thousands
Machinery and equipment at cost	$15,333	$15,697
Land improvements	6,381	6,381
Buildings	2,397	2,397
	24,111	24,475
Less accumulated amortization	14,663	12,019
Net capital lease assets	$9,448	$12,456

Note 16.

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

Note 17.

Retirement Plans

The Company modified certain of its qualified retirement plans on March 1, 2007 and currently has four plans which together cover its hourly and certain of its salaried employees; specifically two defined benefit plans (one active / one frozen) and two defined contribution plans.  Employees are eligible to participate in these specific plans based on their employment classification.  The Company's funding to the defined benefit and defined contribution plans is governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines.  The Company policy is to make contributions not less than those necessary to meet the minimum funding standards of ERISA.

Defined Benefit Plans

The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plans:

	2009	2008
	In thousands
Changes in benefit obligation:
Benefit obligation at beginning of year	$4,381	$4,085
Service cost	28	19
Interest cost	258	251
Actuarial (gains) losses	(28)	176
Benefits paid	(146)	(150)
Benefit obligation at end of year	$4,493	$4,381
Change to plan assets:
Fair value of assets at beginning of year	$2,926	$3,624
Actual gain (loss) on plan assets	549	(859)
Employer contribution	305	311
Benefits paid	(146)	(150)
Fair value of assets at end of year	$3,634	$2,926
Funded status at end of year	$(859)	$(1,455)
Amounts recognized in the statement of financial position consist of:
Other long-term liabilities	$(859)	$(1,455)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$1,820	$2,309
Prior service cost	1	5
	$1,821	$2,314

The actuarial loss included in accumulated other comprehensive loss that will be recognized in net periodic pension cost during 2010 is $107,000, before taxes.  The transition asset and prior service cost expected to be recognized in net periodic pension cost in 2010 is immaterial.

Net periodic pension costs for the three years ended December 31, 2009 are as follows:

	2009	2008	2007
	In thousands
Components of net periodic benefit cost:
Service cost	$28	$19	$24
Interest cost	258	251	221
Expected return on plan assets	(225)	(288)	(259)
Amortization of prior service cost	3	7	7
Amortization of net transition asset	-	-	(5)
Recognized net actuarial gain	138	49	50
Net periodic benefit cost	$202	$38	$38

The discount rate assumptions used to develop net periodic pension costs for 2010, 2009, and 2008 were 6.00%, 6.25%, and 5.75%, respectively.

Assumptions used to measure the projected benefit obligation for the three years ended December 31, 2009 were:

	2009	2008	2007
Assumed discount rate	6.00%	6.00%	6.25%
Expected rate of return on plan assets	7.75%	7.75%	7.75%

The expected long-term rate of return is based on numerous factors including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions.

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	2009	2008	2007
	In thousands
Projected benefit obligation	$4,493	$4,381	$4,085
Accumulated benefit obligation	4,493	4,381	4,085
Fair value of plan assets	3,634	2,926	3,624

The hourly plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk.  The investments are limited to cash and equivalents, bonds, preferred stocks and common stocks. The investment target ranges and actual allocation of pension plan assets by major category at December 31, 2009 and 2008 are as follows:

	Target	2009	2008
Asset Category
Cash and cash equivalents	0 - 10%	19%	12%
Total fixed income funds	30 - 50%	25	37
Total mutual funds / equities	50 - 70%	56	51
Total		100%	100%

In accordance with the fair value disclosure requirements with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following assets were measured at fair value on a recurring basis at December 31, 2009 and 2008.  Additional information regarding FASB ASC 820 and the fair value hierarchy can be found in Note 2, Fair Value Measurements.

	December 31,	December 31,
	2009	2008
	In thousands
Asset Category
Cash and cash equivalents	$693	$354

Fixed income funds
Government bonds	154	680
Corporate bonds	769	404
Total fixed income funds	923	1,084

Equity funds and equities
Mutual funds	371	298
Common stock	1,647	1,190
Total equity funds and equities	2,018	1,488

Total	$3,634	$2,926

Cash and cash equivalents.  The Company uses quoted market prices to determine the fair value of these investments in interest-bearing cash accounts and they are classified in Level 1 of the fair value hierarchy.  The carrying amounts approximate fair value because of the short maturity of the instruments.

Fixed income funds.  Investments within the fixed income funds category consist of fixed income corporate debt and US government and various state agency obligations.  The Company uses quoted market prices to determine the fair value of these fixed income funds.  These instruments consist of exchange-traded government and corporate bonds and are classified in Level 1 of the fair value hierarchy.

Equity funds and equities.  The valuation of investments in registered investment companies is based on the underlying investments in securities.  Securities traded on security exchanges are valued at the latest quoted sales price.  Securities traded in the over-the-counter market and listed securities for which no sale was reported on that date are valued at the average of the last reported bid and ask quotations.  These investments are classified in Level 1 of the fair value hierarchy.

The Company expects to contribute $177,000 to its defined benefit plans in 2010.

The following benefit payments are expected to be paid:

Pension
Benefits
In thousands
2010	$159
2011	159
2012	165
2013	172
2014	197
Years 2015-2019	1,349

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

The Company's employer match is 100% of the first 1% of deferred eligible compensation and up to 50% of the next 6%, based on years of service, of deferred eligible compensation, for a total maximum potential match of 4%.  The Company may also make discretionary contributions to the plan.  The expense associated with this plan was $1,570,000 in 2009, $1,797,000 in 2008, and $1,845,000 in 2007.

The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas.  The expense associated with this plan was $33,000 in 2009, $34,000 in 2008, and $42,000 in 2007.

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

In the second quarter of 2004, a gas company filed a complaint against the Company in Allegheny County, PA, alleging that in 1989 the Company had applied epoxy coating on 25,000 feet of pipe and that, as a result of inadequate surface preparation of the pipe, the coating had blistered and deteriorated.  In January 2010, the Company, while believing it had compelling defenses to these claims, settled the case for $25,000.

In November 2005, the City of Clearfield, Utah, filed suit in the Second District Court, Davis County, Utah, against the Utah Department of Transportation, a general contractor, four design engineers and/or consultants, a bonding company and the Company. The City alleged that the design and engineering of an overpass in 2000 had been faulty and that the Company had provided the mechanical stabilized earth wall system for the project.  The City alleged that the embankment to the overpass began, in 2001, to fail and slide away from the stabilized earth wall system, resulting in damage in excess of $3,000,000.  The City has agreed to settle its claims against several of the defendants and this settlement has been challenged by other defendants.  The Company believes that it has meritorious defenses to these claims, that the Company's products complied with all applicable specifications and that other factors accounted for any alleged failure.  The Company has referred this matter to its insurance carrier, which, although it reserved its right to deny coverage, has undertaken the defense of this claim.

In March 2009, the Company discovered that some of the prestressed concrete railroad ties manufactured in 2004 and 2005 by its CXT Rail operation in Grand Island, NE had failed in track.  The Company believes the cause was related to equipment fatigue on one production line at its Grand Island, NE facility before it was retrofitted with new equipment in the fall of 2005.  The Company recorded a charge of $2,724,000 within cost of goods sold for the Company’s estimate of cracked concrete ties during 2009.

There were no additional charges related to the in track failures of concrete railroad ties and the Company began supplying replacement concrete railroad ties under this warranty claim during the third and fourth quarters of 2009.

The following table illustrates the Company’s product warranty accrual:

In thousands
Balance at December 31, 2007	$2,086
Additions to warranty liability	1,131
Warranty liability utilized or reversed	(1,585)
Balance at December 31, 2008	1,632
Additions to warranty liability	4,280
Warranty liability utilized or reversed	(2,545)
Balance at December 31, 2009	$3,367

Included within the above table is the remaining concrete tie warranty related to the previously discussed cracked concrete tie charges of approximately $2,515,000 as of December 31, 2009.  While the Company believes this is a reasonable estimate of this potential warranty claim, this estimate could change due to new information and future events.  There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our results of operations.

At December 31, 2009 the Company had outstanding letters of credit of approximately $805,000.

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

The Company’s Tubular segment supplies pipe coatings for natural gas pipelines and utilities.  Additionally, this segment produces threaded pipe products for industrial water well and irrigation markets.  This segment sells micropiles for construction foundation repair and slope stabilization.

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

	2009
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	(Loss)/Profit	Assets	Amortization	Assets
	In thousands
Rail Products	$179,078	$(281)	$86,591	$6,310	$1,197
Construction Products	182,288	13,714	104,506	1,392	2,142
Tubular Products	20,596	(1,086)	9,777	498	1,906
Total	$381,962	$12,347	$200,874	$8,200	$5,245

	2008
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
	In thousands
Rail Products	$234,686	$16,310	$113,367	$6,410	$2,332
Construction Products	243,103	28,736	94,709	1,509	1,184
Tubular Products	34,803	6,873	13,870	562	490
Total	$512,592	$51,919	$221,946	$8,481	$4,006

	2007
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
	In thousands
Rail Products	$260,634	$14,508	$97,511	$6,218	$3,244
Construction Products	211,867	18,227	97,801	1,446	1,144
Tubular Products	36,480	7,765	9,457	582	521
Total	$508,981	$40,500	$204,769	$8,246	$4,909

In 2009 and 2007, one customer accounted for approximately 10.3% and 11.1% of consolidated net sales.  Sales to this customer were recorded in the Rail and Construction segments and were approximately $39,370,000 and $56,450,000 during 2009 and 2007, respectively.  During 2008 no single customer accounted for more than 10% of the Company’s consolidated net sales.  Sales between segments are immaterial.

Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets to the Company’s consolidated totals are illustrated as follows:

	2009	2008	2007
	In thousands
Net Sales from Continuing Operations:
Total for reportable segments	$381,962	$512,592	$508,981
Other net sales	-	-	-
Total	$381,962	$512,592	$508,981
Income from Continuing Operations:
Total for reportable segments	$12,347	$51,919	$40,500
Adjustment of inventory to LIFO	11,039	(12,710)	(1,463)
Unallocated dividend income	93	-	9,214
Unallocated gain on sale of marketable securities	1,194	-	-
Unallocated gain on sale of DM&E investment	-	2,022	122,885
Unallocated gain on sale of Houston, TX property	-	1,486	-
Unallocated interest income	789	2,675	1,196
Other unallocated amounts	21	(2,113)	(3,821)
Income from continuing operations before income taxes	$25,483	$43,279	$168,511
Assets:
Total for reportable segments	$200,874	$221,946	$204,769
Unallocated corporate assets	137,225	128,296	128,952
LIFO and corporate inventory reserves	(10,677)	(21,516)	(8,805)
Unallocated property, plant and equipment	5,746	3,394	5,856
Total assets	$333,168	$332,120	$330,772
Depreciation/Amortization:
Total for reportable segments	$8,200	$8,481	$8,246
Other	520	420	376
Total	$8,720	$8,901	$8,622
Expenditures for Long-Lived Assets:
Total for reportable segments	$5,245	$4,006	$4,909
Expenditures financed under capital leases	-	-	(101)
Other expenditures	862	830	455
Total	$6,107	$4,836	$5,263

Approximately 96% of the Company’s total net sales during 2009 were to customers in the United States, and a majority of the remaining sales were to customers located in other North American countries.

At December 31, 2009, all of the Company’s long-lived assets were located in the United States.

Note 20.

Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2009 and 2008 is presented below:

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (1)	Quarter	Total
	In thousands except per share amounts
Net sales	$97,744	$93,771	$92,413	$98,034	$381,962
Gross profit	$13,682	$12,832	$17,758	$15,586	$59,858
Net income	$3,019	$2,652	$6,144	$3,912	$15,727
Basic earnings per common share	$0.30	$0.26	$0.60	$0.38	$1.55
Diluted earnings per common share	$0.29	$0.26	$0.60	$0.38	$1.53

(1) Includes a pre-tax gain of $1,194,000 associated with the sale of investments in marketable securities.

	2008
	First	Second	Third	Fourth
	Quarter (2)	Quarter	Quarter	Quarter	Total
	In thousands except per share amounts
Net sales	$93,441	$129,833	$145,550	$143,768	$512,592
Gross profit	$15,621	$21,885	$22,707	$20,005	$80,218
Net income	$6,306	$7,657	$8,126	$5,657	$27,746
Basic earnings per common share	$0.57	$0.70	$0.77	$0.55	$2.60
Diluted earnings per common share	$0.57	$0.69	$0.76	$0.55	$2.57

(2) Includes pre-tax gains of $2,022,000 associated with the receipt of escrow proceeds related to the prior year sale of the Company’s DM&E investment and $1,486,000 from the sale and lease-back of the Company’s threaded products facility in Houston, TX.

Note 21.

Subsequent Event

On February 16, 2010, L.B. Foster Company, a Pennsylvania corporation (“L.B. Foster”), Foster Thomas Company, a West Virginia corporation and a wholly-owned subsidiary of L.B. Foster (“Purchaser”), and Portec Rail Products, Inc., a West Virginia corporation (“Portec” or the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Pursuant to the terms of the Merger Agreement, Purchaser will commence a tender offer (the “Offer”) for all of the issued and outstanding shares of common stock, $1.00 par value per share (the “Company Common Stock”), of Portec at a price equal to $11.71 per share of Company Common Stock (the “Shares”), or approximately $112,400,000, net to the seller in cash (the “Per-Share Amount”), without interest (and subject to applicable withholding taxes). Upon the terms and subject to the conditions set forth in the Merger Agreement, following a successful completion of the Offer, Purchaser will be merged with and into Portec with Portec surviving the merger as a wholly-owned subsidiary of L.B. Foster (the “Merger”). In the Merger, each Share (other than Shares owned by L.B. Foster, Purchaser, or shareholders, if any, who have perfected statutory dissenters’ rights under West Virginia law) will be converted into the right to receive the Per-Share Amount, without interest (and subject to applicable withholding taxes).  The consummation of the Merger is conditioned upon the receipt of necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn prior to the expiration of the Offer that number of Shares, together with any Shares then owned by L.B. Foster or Purchaser (including Shares subject to the Tender Agreement, discussed below), that, immediately prior to acceptance for payment pursuant to the Offer, represents at least sixty-five percent (65%) of (a) the aggregate number of Shares outstanding immediately prior to acceptance for payment, plus (b) the aggregate number of Shares issuable upon the exercise of any option, warrant, other right to acquire capital stock of the Company or other security exercisable for or convertible into Shares or other capital stock of the Company, any of which is outstanding immediately prior to acceptance for payment of Shares pursuant to the Offer (but excluding any Shares acquired by L.B. Foster or Purchaser pursuant to the Top-Up Option discussed below). Additional conditions to the Offer are set forth in Annex I to the Merger Agreement.

Pursuant to the Merger Agreement, the Company has granted to L.B. Foster and Purchaser an irrevocable option (the “Top-Up Option”) to purchase at the Per-Share Amount that certain number of Shares as is necessary for Purchaser to obtain ownership of at least 90% of the Shares on an as-converted, fully-diluted basis. L.B. Foster and Purchaser’s right to exercise the Top-Up Option expires upon the earlier of (i) the fifth (5th) business day after the later of the expiration date of the Offer and the expiration of any subsequent offering period or (ii) the termination of the Merger Agreement in accordance with its terms.

L.B. Foster, Purchaser and Portec have made customary representations and warranties in the Merger Agreement and agreed to certain customary covenants, including covenants regarding operation of the business of Portec and its subsidiaries prior to the closing and covenants prohibiting Portec from soliciting, or providing information or entering into discussions concerning, or proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that are, or could reasonably be expected to result in, a proposal superior to the transactions contemplated by the Merger Agreement.

Concurrently with the execution of the Merger Agreement, L.B. Foster also entered into a Tender and Voting Agreement, dated as of February 16, 2010 (the “Tender Agreement”), with Purchaser and all of the directors and executive officers of Portec (the “Shareholders”). As of February 16, 2010, the Shareholders collectively owned 2,926,186 Shares, (approximately 30.47% of the Shares) directly or through affiliates. The Shareholders have agreed to tender all of the Shares that each of them owns, including any Shares which such Shareholder acquires ownership of after the date of the Tender Agreement and prior to the termination of the Tender Agreement, to Purchaser in the Offer. Furthermore, each Shareholder has agreed, at any meeting of the shareholders of Portec, to vote all Shares (a) in favor of adopting the Merger Agreement and any transactions contemplated thereby, including the Merger, (b) against any alternative transaction proposal and (c) against any action that would delay, prevent or frustrate the Offer and the Merger and the related transactions contemplated by the Merger Agreement.

On February 24, 2010, a lawsuit related to the Offer and the Merger was filed in the Court of Common Pleas of Allegheny County, Pennsylvania, Everett Harper v. Marshall T. Reynolds, et al.  The action is brought by Everett Harper, who claims to be a stockholder of Portec, on his behalf and on behalf of all others similarly situated, and seeks certification as a class action on behalf of all public Portec stockholders, except the defendants and their affiliates.  The lawsuit names Portec, each of Portec’s directors, L.B. Foster and Purchaser as defendants.  The lawsuit alleges, among other things, that Portec’s directors breached their fiduciary duties and L.B. Foster and Purchaser aided and abetted such alleged breaches of fiduciary duties.  Based on these allegations, the lawsuit seeks, among other relief, injunctive relief enjoining the defendants from consummating the Offer and Merger.  It also purports to seek recovery of the costs of the action, including reasonable attorney’s fees.

On March 2, 2010, Portec was served with a lawsuit related to the Offer and Merger which was filed on February 19, 2010 in the Circuit Court of Kanawha County, West Virginia, and captioned Barbara Petkus v. Portec Rail Products, Inc. et al., against Portec and each of Portec’s directors, on behalf of a purported class of public stockholders of Portec.  The complaint alleges that the director defendants breached their fiduciary duties in connection with the Offer and Merger.  Based on these allegations, the plaintiffs seek, among other relief, preliminary and permanent injunctive relief against the Offer and Merger, direction to the director defendants to properly exercise their fiduciary duties with respect to the Offer and Merger or another transaction, and the costs and expenses for the transaction, including reasonable allowance for attorneys’ and experts’ fess and expenses.  On February 25, 2010, a request for production of documents relating to the Offer and Merger was filed in the Circuit Court of Kanawha County, West Virginia in connection with the above action.

On March 3, 2010, L.B. Foster and Purchaser were served with a lawsuit related to the Offer and the Merger which was filed on March 2, 2010 in the Court of Common Pleas of Allegheny County, Pennsylvania, and captioned Scott Phillips v. Portec Rail Products, Inc., et al.  The action is brought by Scott Phillips, who claims to be a stockholder of Portec, on his own behalf and on behalf of all others similarly situated, and seeks certification as a class action on behalf of all public stockholders of Portec. The lawsuit names Portec, each of Portec’s directors, L.B. Foster and Purchaser as defendants. The lawsuit alleges, among other things, that Portec’s directors breached their fiduciary duties and that L.B. Foster and Purchaser aided and abetted such alleged breaches of fiduciary duties. Based on these allegations, the lawsuit seeks, among other relief, injunctive relief enjoining the defendants from consummating the Offer and the Merger. It also purports to seek recovery of the costs of the action, including reasonable attorney’s fees.

On March 4, 2010, Portec was served with a lawsuit related to the Offer and the Merger which was filed on March 3, 2010 in the Circuit Court of Kanawha County, West Virginia, and captioned Josh Furman v. Marshall Reynolds, et al.,  against Portec, each of Portec’s directors, L.B. Foster and Purchaser on behalf of a purported class of public stockholders of Portec.  L.B. Foster and Purchaser have not yet been served in connection with the lawsuit. The complaint alleges that the director defendants breached their fiduciary duties in connection with the Offer and the Merger and that L.B. Foster and Purchaser aided and abetted such alleged breaches of fiduciary duties.  Based on these allegations, the plaintiffs seek, among other relief, certification as a class action on behalf of all public Portec stockholders, preliminary and permanent injunctive relief against the Offer and the Merger, and the costs and expenses of the action, including reasonable allowance for attorneys’ and experts’ fees and expenses.

Also on March 4, 2010, Portec was served with a lawsuit related to the Offer and the Merger which was filed on February 24, 2010 in the Court of Common Pleas of Allegheny County, Pennsylvania, and captioned Richard S. Gesoff v. Marshall T. Reynolds, et al.  The action is brought by Richard S. Gesoff, who claims to be a stockholder of Portec, on his own behalf and on behalf of all others similarly situated, and seeks certification as a class action on behalf of all public Portec stockholders, except the defendants and their affiliates. The lawsuit names Portec, each of Portec’s directors, L.B. Foster and Purchaser as defendants. L.B. Foster and Purchaser have not yet been served in connection with the lawsuit. The lawsuit alleges, among other things, that Portec’s directors breached their fiduciary duties and that L.B. Foster and Purchaser aided and abetted such alleged breaches of fiduciary duties. Based on these allegations, the lawsuit seeks, among other relief, injunctive relief enjoining the defendants from consummating the Offer and the Merger. It also purports to seek recovery of the costs of the action, including reasonable attorney’s fees.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Managements’ Report on Internal Control Over Financial Reporting

The management of L. B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f).  L. B. Foster Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  All internal control systems, no matter how well designed, have inherent limitations.  Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.

L. B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

The information required by Item 10 with respect to the Executive Officers of the Company has been included in Part I of this Form 10-K in reliance on Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

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

Information regarding our Code of Ethics set forth under the caption “Code of Ethics” in Part I of this Form 10-K is incorporated herein by reference.

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

(a)(1). Financial Statements

The following Reports of Independent Registered Public Accounting Firm, consolidated financial statements, and accompanying notes are included in Item 8 of this Report:

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

(a)(2).  Financial Statement Schedule

Schedules for the Three Years Ended December 31, 2009, 2008 and 2007:

II – Valuation and Qualifying Accounts.

The remaining schedules are omitted because of the absence of conditions upon which they are required.

	L. B. FOSTER COMPANY AND SUBSIDIARIES
	SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
	FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

			Additions
		Balance at	Charged to				Balance
		Beginning	Costs and				at End
		of Year	Expenses	Other	Deductions		of Year
		In thousands
2009
Deducted from assets to which they apply:
	Allowance for doubtful accounts	$2,637	$(564)	$-	$1,018	(1)	$1,055
	Inventory valuation reserve	$4,176	$4,161	$-	$1,543	(2)	$6,794
Not deducted from assets:
	Provision for special termination benefits	$47	$231	$-	$209	(3)	$69
	Provision for environmental compliance & remediation	$605	$98	$-	$79	(4)	$624
2008
Deducted from assets to which they apply:
	Allowance for doubtful accounts	$1,504	$1,461	$-	$328	(1)	$2,637
	Inventory valuation reserve	$3,817	$479	$-	$120	(2)	$4,176
Not deducted from assets:
	Provision for special termination benefits	$15	$51	$-	$19	(3)	$47
	Provision for environmental compliance & remediation	$601	$55	$-	$51	(4)	$605
2007
Deducted from assets to which they apply:
	Allowance for doubtful accounts	$1,172	$332	$-	$-	(1)	$1,504
	Inventory valuation reserve	$2,327	$1,986	$-	$496	(2)	$3,817
Not deducted from assets:
	Provision for special termination benefits	$24	$1	$-	$10	(3)	$15
	Provision for environmental compliance & remediation	$557	$91	$-	$47	(4)	$601

(1)	Notes and accounts receivable written off as uncollectible.
(2)	Reductions of inventory valuation reserve result from physical inventory shrinkage and write-down of
	slow-moving inventory to the lower of cost or market.
(3)	Reduction of special termination provisions result from payments to severed employees.
(4)	Payments made on amounts accrued.

3. Exhibits

The Exhibits marked with an asterisk are filed herewith.  All exhibits are incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated February 16, 2010, by and among L.B. Foster Company, Foster Thomas Company and Portec Rail Products, Inc. filed as Exhibit 2.1 to Form 8-K on February 17, 2010.

3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

3.2	Bylaws of the Registrant, as amended and filed as Exhibit 3.2 to Form 10-K for the year ended December 31, 2007.

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

10.1
Form of Tender and Voting Agreement, dated February 16, 2010, by and among L.B. Foster Company, Foster Thomas Company and identified persons for the indicated number of shares of Portec Rail Products, Inc. filed as Exhibit 10.1 to Form 8-K on February 17, 2010.

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

L.B. FOSTER COMPANY

Date: March 12, 2010	By: /s/ Stan L. Hasselbusch
(Stan L. Hasselbusch,
President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/Lee B. Foster II	Chairman of the Board and Director	March 12, 2010
(Lee B. Foster II)

By:	/s/Stan L. Hasselbusch	President, Chief Executive Officer and Director	March 12, 2010
(Stan L. Hasselbusch)

By:	/s/Peter McIlroy II	Director	March 12, 2010
(Peter McIlroy II)

By:	/s/G. Thomas McKane	Director	March 12, 2010
(G. Thomas McKane)

By:	/s/Diane B. Owen	Director	March 12, 2010
(Diane B. Owen)

By:	/s/Linda K. Patterson	Controller	March 12, 2010
(Linda K. Patterson)

By:	/s/Suzanne B. Rowland	Director	March 12, 2010
(Suzanne B. Rowland)

By:	/s/William H. Rackoff	Director	March 12, 2010
(William H. Rackoff)

By:	/s/David J. Russo	Senior Vice President, Chief Financial Officer and Treasurer	March 12, 2010
(David J. Russo)