Form 10-Q
period 2010-05-07
FOSTER L B CO
filed 2010-05-07
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2010
Common Stock, Par Value $.01	10,183,964 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$124,545	$124,845
Accounts and notes receivable:
Trade	40,998	59,062
Other	39	2,116
	41,037	61,178
Inventories	105,934	98,982
Current deferred tax assets	3,671	3,678
Prepaid income taxes	-	248
Other current assets	1,391	1,161
Total Current Assets	276,578	290,092

Property, Plant & Equipment - At Cost	103,786	102,289
Less Accumulated Depreciation	(66,951)	(64,882)
	36,835	37,407

Other Assets:
Goodwill	3,211	350
Other intangibles - net	1,852	25
Investments	3,628	3,358
Deferred tax assets	1,573	1,574
Other assets	1,381	362
Total Other Assets	11,645	5,669
TOTAL ASSETS	$325,058	$333,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,072	$5,406
Accounts payable - trade	53,265	61,839
Accrued payroll and employee benefits	4,300	6,106
Other accrued liabilities	5,598	6,409
Total Current Liabilities	69,235	79,760

Long-Term Debt, Term Loan	9,762	10,476
Other Long-Term Debt	3,390	2,721
Deferred Tax Liabilities	1,956	1,893
Other Long-Term Liabilities	5,761	5,726

STOCKHOLDERS' EQUITY:
Common stock	111	111
Paid-in capital	47,519	47,660
Retained earnings	214,540	212,787
Treasury stock - at cost	(26,938)	(27,574)
Accumulated other comprehensive loss	(278)	(392)
Total Stockholders' Equity	234,954	232,592
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$325,058	$333,168

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months
	Ended
	March 31,
	2010	2009
	(Unaudited)
Net Sales	$82,002	$101,613
Cost of Goods Sold	69,929	87,931
Gross Profit	12,073	13,682

Selling and Administrative Expenses	9,193	9,027
Interest Expense	245	328
Interest Income	(74)	(295)
Equity in Losses of Nonconsolidated Investment	147	-
Other Income	(102)	(143)
	9,409	8,917

Income Before Income Taxes	2,664	4,765

Income Tax Expense	911	1,746

Net Income	$1,753	$3,019

Basic Earnings Per Share	$0.17	$0.30

Diluted Earnings Per Share	$0.17	$0.29

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months
	Ended March 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,753	$3,019
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income taxes	7	1
Depreciation and amortization	2,163	2,148
Loss (gain) on sale of property, plant and equipment	1	(1)
Deferred gain amortization on sale-leaseback	(54)	(54)
Equity in losses of nonconsolidated investment	147	-
Stock-based compensation	215	123
Unrealized loss on derivative mark-to-market	11	7
Excess tax benefit from share-based compensation	(200)	-

Change in operating assets and liabilities:
Accounts receivable	20,141	5,603
Inventories	(6,034)	4,858
Other current assets	(96)	(753)
Prepaid income tax	448	-
Other noncurrent assets	51	(65)
Accounts payable - trade	(8,574)	(21,897)
Accrued payroll and employee benefits	(1,806)	(4,367)
Other current liabilities	(811)	(760)
Other liabilities	16	8
Net Cash Provided (Used) by Operating Activities	7,378	(12,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	-	1
Acquisitions	(5,050)	-
Capital contributions to equity method investment	(250)	-
Capital expenditures on property, plant and equipment	(1,329)	(582)
Net Cash Used by Investing Activities	(6,629)	(581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt, term loan	(714)	(714)
Proceeds from exercise of stock options and stock awards	80	-
Excess tax benefit from share-based compensation	200	-
Treasury stock acquisitions	-	(1,863)
Repayments of other long-term debt	(615)	(821)
Net Cash Used by Financing Activities	(1,049)	(3,398)

Net Decrease in Cash and Cash Equivalents	(300)	(16,109)

Cash and Cash Equivalents at Beginning of Period	124,845	115,074
Cash and Cash Equivalents at End of Period	$124,545	$98,965

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$193	$535
Income Taxes Paid	$272	$3,641

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, actual results could differ from those estimates.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  Amounts included in the balance sheet as of December 31, 2009 were derived from our audited balance sheet.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

2. NEW ACCOUNTING PRINCIPLES

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE).  FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  Qualifying special-purpose entities, which were previously exempt from the application of this standard, are subject to the provisions of this standard.  FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE.  The Company adopted the changes issued by the FASB to accounting for VIE’s on January 1, 2010.

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

3. RECLASSIFICATIONS

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements, including reclassification of certain shipping and handling costs from sales to cost of goods sold.

4. ACQUISITIONS

Interlocking Deck Systems International, LLC

On March 23, 2010, the Company purchased, pursuant to an Asset Purchase Agreement (Purchase Agreement), certain assets of Interlocking Deck Systems International, LLC (IDSI) for $7,000,000.  The purchase price included $5,050,000 in cash paid on the closing date and $1,000,000 payable on the first anniversary of the closing, as defined in the Purchase Agreement, and $950,000 payable on the second anniversary of the closing, with the deferred payment obligations being embodied in a promissory note.  No liabilities were assumed in this acquisition. Acquisition costs were not significant for the three months ended March 31, 2010.  The proforma results for this acquisition are not material to the Company’s financial results.

The acquisition of IDSI will strengthen the Company’s position as a leading supplier of steel bridge decking.  The acquisition has been accounted for in accordance with ASC 805, “Business Combinations.”  The Company is in the process of completing its fair market appraisals, including the valuation of certain identifiable intangible assets. Accordingly, the preliminary purchase price allocation is subject to change. The following table presents the preliminary allocation of the aggregate purchase price based on estimated fair values:

(in thousands)
Equipment	$1,241
Inventory	918
Proprietary software	90
Non-compete agreements	1,830
Goodwill	2,861
Net assets acquired	$6,940

Due to the timing of the closing, the above purchase price allocation is based on a preliminary valuation.  The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but does not exceed a period of 12 months.  If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets assumed, the Company will retrospectively adjust the amounts recognized as of the acquisition date.

The amount allocated to goodwill reflects the premium paid for the right to control the business acquired and synergies the Company expects to realize from expanding our steel bridge decking business and from the elimination of redundant selling and administrative responsibilities as well as workforce efficiencies as the employees of IDSI are not part of the acquisition.  The goodwill is deductible for tax purposes and has been allocated to our Construction Products Segment.

Pursuant to the Purchase Agreement, other than the specifically identified assets included above, no other assets or liabilities of IDSI were included in the acquisition.  IDSI will retain the use of certain of the acquired equipment for a limited transition period to allow IDSI to fulfill existing bids and backlog orders of the business.  IDSI will retain all risk and be liable for any damage, loss, destruction or deterioration of the equipment and will deliver any such equipment to the Company, after the transition period, in the same condition as on the closing date.

Portec Rail Products, Inc.

On February 16, 2010, the Company, Foster Thomas Company, a West Virginia corporation and a wholly-owned subsidiary of the Company (Purchaser), and Portec Rail Products, Inc., a West Virginia corporation (Portec), entered into an Agreement and Plan of Merger (Merger Agreement).

Pursuant to the terms of the Merger Agreement, Purchaser commenced a tender offer (Offer) for all of the issued and outstanding shares of common stock, $1.00 par value per share (Company Common Stock), of Portec at a price equal to $11.71 per share of Company Common Stock (Shares), or approximately $112,400,000, net to the seller in cash (Per-Share Amount), without interest (and subject to applicable withholding taxes). Upon the terms and subject to the conditions set forth in the Merger Agreement, following a successful completion of the Offer, Purchaser will be merged with and into Portec with Portec surviving the merger as a wholly-owned subsidiary of the Company (Merger). In the Merger, each Share (other than Shares owned by the Company, Purchaser, or shareholders, if any, who have perfected statutory dissenters’ rights under West Virginia law) will be converted into the right to receive the Per-Share Amount, without interest (and subject to applicable withholding taxes).  The consummation of the Merger is conditioned, among other matters, upon the receipt of necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act).

Concurrently with the execution of the Merger Agreement, the Company also entered into a Tender and Voting Agreement, dated as of February 16, 2010 (Tender Agreement), with Purchaser and all of the directors and executive officers of Portec (Shareholders). The Shareholders have agreed to tender all of the Shares that each of them owns, including any Shares which such Shareholder acquires ownership of after the date of the Tender Agreement and prior to the termination of the Tender Agreement, to Purchaser in the Offer. Furthermore, each Shareholder has agreed, at any meeting of the shareholders of Portec, to vote all Shares (a) in favor of adopting the Merger Agreement and any transactions contemplated thereby, including the Merger, (b) against any alternative transaction proposal and (c) against any action that would delay, prevent or frustrate the Offer and the Merger and the related transactions contemplated by the Merger Agreement.

Effective March 5, 2010, the Company voluntarily withdrew and re-filed its HSR Act filing. This withdrawal and re-filing was undertaken in order to provide the Antitrust Division with additional time to review the information submitted by the Company and Portec.  Under the HSR Act, the purchase of Shares in the Offer may not be completed until the expiration of a 15-calendar-day waiting period following the filing of certain required information and documentary material concerning the Offer with the FTC and the Antitrust Division, unless the waiting period is earlier terminated by the FTC and the Antitrust Division. Portec filed a Premerger Notification and Report Form with respect to the Offer and the Merger on February 19, 2010, pursuant to the requirements of the HSR Act.  The Company filed a Premerger Notification and Report Form with respect to the Offer and the Merger with the FTC and the Antitrust Division on February 19, 2010, pursuant to the requirements of the HSR Act.  The Company voluntarily withdrew and re-filed its Notification and Report Form effective March 5, 2010 in order to provide the Antitrust Division with additional time to review the information submitted by L.B. Foster and Portec. As a result, the waiting period applicable to the purchase of Shares pursuant to the Offer and Merger was scheduled to expire at 11:59 p.m., Eastern Time, on March 22, 2010.

On March 22, 2010, the Company and Portec issued a joint press release announcing that the Company and Portec had each received a formal Second Request for additional information and documentary material from the Antitrust Division regarding the Offer and Merger. As a result of the Second Request, the waiting period under the HSR Act during which the Antitrust Division is permitted to review the proposed transaction has been extended until 11:59 p.m., Eastern Time, on the 10th day after the Company’s compliance with the Second Request, or until 11:59 p.m., Eastern Time, on the next business day following that date, if the 10th day falls on a weekend or federal holiday. The Company and Portec expect to promptly respond to the Second Request, and to continue to work cooperatively with the Antitrust Division as it conducts its review of the proposed transaction. As a result of the Second Request, the Company and Purchaser presently intend to extend the expiration time of the Offer from time to time if the HSR Act waiting period has not expired at the then expiration time of the Offer. The Company and Purchaser do not have the right under the merger agreement to unilaterally extend the expiration time of the Offer beyond June 15, 2010.

On March 23, 2010, the Company announced that it extended its previously announced cash tender offer, through its wholly-owned subsidiary, Purchaser, for all outstanding shares of common stock of Portec until 12:00 midnight, New York City time, on April 26, 2010. The tender offer was previously set to expire at midnight, New York City Time on March 25, 2010.

On April 21, 2010, the Court of Common Pleas of Allegheny County, Pennsylvania (Court) entered an order in the matter captioned In re Portec Rail Products, Inc. Shareholders Litigation preliminarily enjoining Purchaser from completing the Offer until the Court determines that the Board of Directors of Portec has cured the breach of fiduciary duties as found by the Court and disclosed certain material information.

On April 26, 2010, the Company announced that it is extending its previously announced cash tender offer, through the Purchaser, for all outstanding shares of common stock of Portec, until 12:00 midnight, New York City time, on June 1, 2010. The tender offer was previously set to expire at midnight, New York City Time on April 26, 2010.  As of April 26, 2010, 5,109,976 shares of common stock had been tendered in and not withdrawn from the offer. These tendered shares constituted 53.22% of the outstanding shares of common stock.

Acquisition costs were approximately $471,000 for the three months ended March 31, 2010 and were classified as “Selling and administrative expenses.”

5. FAIR VALUE MEASUREMENTS

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

Cash equivalents.  Included within “Cash and cash equivalents” are principally investments in tax-free and taxable money market funds with municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds, all of which maintain AAA credit ratings.  Also included within cash equivalents are our investments in bank certificates of deposit.  The Company uses quoted market prices to determine the fair value of these investments and they are classified in Level 1 of the fair value hierarchy.  The carrying amounts approximate fair value because of the short maturity of the instruments.

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

Derivative contracts.  The Company uses significant other observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets to determine the fair value of its derivative contracts.  These instruments consist of foreign exchange contracts, are included within “Other accrued liabilities,” and are classified in Level 2 of the fair value hierarchy.  Fluctuations in the fair values of derivative instruments are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings.  There were no such instruments as of March 31, 2010.

The following assets and liabilities were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at March 31, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$109,414	$109,414	$-	$-
Bank certificates of deposit	10,024	10,024	-	-
Cash equivalents at fair value	119,438	119,438	-	-

Available-for-sale equity securities	2,125	2,125	-	-

	$121,563	$121,563	$-	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$109,131	$109,131	$-	$-
Bank certificates of deposit	15,115	15,115	-	-
Cash equivalents at fair value	124,246	124,246	-	-

Available-for-sale equity securities	1,958	1,958	-	-

	$126,204	$126,204	$-	$-

Liabilities
Derivatives	$(18)	$-	$(18)	$-
Total other accrued liabilities	(18)	-	(18)	-

	$(18)	$-	$(18)	$-

6. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required.  Credit terms are consistent with industry standards and practices.  Trade accounts receivable at March 31, 2010 and December 31, 2009 have been reduced by an allowance for doubtful accounts of ($1,080,000) and ($1,055,000), respectively.

7. INVENTORIES

Inventories of the Company at March 31, 2010 and December 31, 2009 are summarized in the following table:

	March 31,	December 31,
(in thousands)	2010	2009
Finished goods	$99,198	$92,190
Work-in-process	6,484	7,814
Raw materials	16,633	16,049

Total inventories at current costs	122,315	116,053
Less:
LIFO reserve	(9,978)	(10,277)
Inventory valuation reserve	(6,403)	(6,794)
	$105,934	$98,982

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

8. INVESTMENTS

Investments of the Company at March 31, 2010 and December 31, 2009 are summarized in the following table:
	March 31,	December 31,
(in thousands)	2010	2009
Available-for-sale marketable equity securities	$2,125	$1,958
Equity method investment	1,503	1,400
	$3,628	$3,358

Additional information regarding the Company’s marketable securities is as follows:

March 31, 2010
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Available-for-sale marketable equity securities	$794	$1,331	$-	$2,125

December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Available-for-sale marketable equity securities	$794	$1,164	$-	$1,958

9. INVESTMENT IN JOINT VENTURE

During 2009 the Company completed the formation of a joint venture with L B Industries, Inc. and James Legg for a period of 9.5 years.  The Company, along with L B Industries, Inc., has a 45% ownership interest in the joint venture, L B Pipe & Coupling Products, LLC (JV), which commenced operations in January 2010.  The venture plans to manufacture, market and sell various products for the energy, utility and construction markets.

Under applicable guidance for variable interest entities in ASC 810, “Consolidation,” the Company determined that the JV is a variable interest entity, as the JV has not demonstrated that it has sufficient equity to support its operations without additional financial support. The Company concluded that it is not the primary beneficiary of the variable interest entity, as the Company does not have a controlling financial interest and does not have the power to direct the activities that most significantly impact the economic performance of the JV. Accordingly, the Company concluded that the equity method of accounting remains appropriate.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the venture’s gains or losses, and its net investment in the direct financing lease covering the facility used by the JV for its operations.  The carrying amounts with the maximum exposure to loss of the Company at March 31, 2010 are as follows:

(in thousands)
Equity method investment	$1,503
Net investment in direct financing lease	1,063
$2,566

The Company is leasing 5 acres of land and a facility to the JV over a period of 9.5 years, with a 5.5 year renewal period.  Monthly rent over the term of the lease is approximately $10,000, with a balloon payment of approximately $488,000 which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease.  This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” At March 31, 2010, the Company maintained a net investment in this direct financing lease of approximately $1,063,000.

The Company recorded equity in the losses of the JV of approximately $147,000 for the three month period ended March 31, 2010.

10. RETIREMENT PLANS

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

Defined Benefit Plans

Net periodic pension costs for both plans for the three month periods ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Service cost	$7	$7
Interest cost	66	65
Expected return on plan assets	(71)	(57)
Prior service cost	-	1
Recognized net actuarial loss	27	35
Net periodic cost	$29	$51

The Company expects to contribute approximately $177,000 to its defined benefit plans in 2010.

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

The expense associated with this plan for the three months ended March 31 was $311,000 in 2010 and $415,000 in 2009.

The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas.  The expense associated with this active plan for the three months ended March 31, 2010 and 2009 was $7,000.

11. BORROWINGS

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

As of March 31, 2010, the Company was in compliance with all of the Agreement’s covenants.

Under the term loan, the Company had $12,381,000 outstanding at March 31, 2010 of which $9,762,000 was noncurrent.  At December 31, 2009 the Company had $13,095,000 outstanding of which $10,476,000 was noncurrent.

At March 31, 2010, there were no outstanding borrowings under the revolving credit facility and the Company had approximately $57,447,000 in unused borrowing availability.

The Company’s ability to pay cash dividends is limited by the Agreement.

12. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(in thousands, except earnings per share)	2010	2009
Numerator:
Numerator for basic and diluted earnings per common share -
net income available to common stockholders	$1,753	$3,019
Denominator:
Weighted average shares	10,172	10,203
Denominator for basic earnings per common share	10,172	10,203

Effect of dilutive securities:
Employee stock options	91	100
Other stock compensation plans	52	36
Dilutive potential common shares	143	136

Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversions	10,315	10,339

Basic earnings per common share	$0.17	$0.30

Diluted earnings per common share	$0.17	$0.29

13. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation.  Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period.  The Company recorded stock compensation expense of $215,000 and $123,000 for the periods ended March 31, 2010 and 2009, respectively, related to stock option awards, restricted stock awards and performance unit awards as discussed below.

Stock Option Awards

The Company recorded no stock compensation expense related to stock option awards for the three month period ended March 31, 2010.  The Company recorded stock compensation expense of $16,000 for the three month period ended March 31, 2009 with related deferred tax benefits of $6,000.

There were no nonvested awards at March 31, 2010.  The fair value of non-vested options at March 31, 2009 was $71,000, with a weighted average, grant date fair value of $5.71.  At March 31, 2009, there was $9,000 of compensation expense related to nonvested awards which was expected to be recognized over a weighted-average period of 0.1 years.

There were no stock options granted during the first three months of 2010 or 2009.

At March 31, 2010 and 2009, common stock options outstanding under the plans had option prices ranging from $2.75 to $14.77, with a weighted average exercise price of $5.80 and $5.54 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding at March 31, 2010 and 2009 were 2.7 years and 3.3 years, respectively.

Options exercised during the three month period ended March 31, 2010 totaled 20,000 shares.  There were no options exercised during the three month period ended March 31, 2009.  The weighted average exercise price per share of the options exercised during the three month period ended March 31, 2010 was $4.04.  The total intrinsic value of options exercised during the three month period ended March 31, 2010 was $527,000.

A summary of the option activity as of March 31, 2010 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding and Exercisable at January 1, 2010	180,950	$5.60	2.7
Granted	-	-	-
Canceled	-	-	-
Exercised	(20,000)	4.04	-
Outstanding and Exercisable at March 31, 2010	160,950	$5.80	2.7	$3,716,336

The total intrinsic value of options outstanding at March 31, 2009 was $3,756,000.  The total intrinsic value of options exercisable at March 31, 2009 was $3,635,000.

Shares issued as a result of stock option exercises generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

Restricted Stock Awards

For the three month periods ended March 31, 2010 and 2009, the Company granted approximately 12,000 and 18,000 shares, respectively, of restricted stock to individuals who are not outside directors:

			Aggregate
		Grant Date	Fair
Grant Date	Units	Fair Value	Value	Vesting Date

March 3, 2009	17,561	$20.63	$362,283	March 3, 2013
March 3, 2010	12,185	31.92	388,945	March 3, 2014

Relative to the restricted stock awards granted to the non-outside directors and the performance unit awards, the Company recorded compensation expense of $215,000 and $107,000, respectively, for the three month periods ended March 31, 2010 and 2009.  Shares issued as a result of restricted stock awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

These forfeitable restricted stock awards time-vest after a four year holding period, unless indicated otherwise by the underlying agreement.

Performance Unit Awards

Under separate three year incentive plans pursuant to the 2006 Omnibus Plan, as amended, the Company granted the following performance units during the three month periods ended March 31:

				Aggregate
			Grant Date	Fair
Incentive Plan	Grant Date	Units	Fair Value	Value	Vesting Date

2009 - 2011	March 3, 2009	52,672	$20.63	$1,086,623	March 3, 2012
2010 - 2012	March 2, 2010	36,541	31.83	1,163,100	March 2, 2013

These awards can be earned based upon the Company’s performance relative to performance measures as defined in the plan.  These awards are subject to forfeiture, cannot be transferred until four years after their grant date and will be converted into common stock of the Company based upon conversion multiples as defined in the underlying plan.  The aggregate fair value in the above table is based upon reaching 100% of the performance targets as defined in the underlying plan.  The number of shares awarded under the 2010 – 2012 Three Year Incentive Plan was determined using an average grant date fair value of $29.39 over a ten day period in February 2010.  The number of shares awarded under the 2009 – 2011 Three Year Incentive Plan was determined using an average grant date fair value of $23.21 over a ten day period in February 2009.

14. COMMITMENTS AND CONTINGENT LIABILITIES

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

On April 21, 2010, the Court of Common Pleas of Allegheny County, Pennsylvania (Court) entered an order in the matter captioned In re Portec Rail Products, Inc. Shareholders Litigation preliminarily enjoining Purchaser from completing the Offer until the Court determines that the Board of Directors of Portec has cured the breach of fiduciary duties as found by the Court and disclosed certain material information.

In March 2009, the Company discovered that some of the prestressed concrete railroad ties manufactured in 2004 and 2005 by its CXT Rail operation in Grand Island, NE had failed in track.  The Company believes the cause was related to equipment fatigue on one production line at its Grand Island, NE facility before it was retrofitted with new equipment in the fall of 2005.  The Company recorded a charge of $1,600,000 within cost of goods sold for the Company’s estimate of cracked concrete ties for the three month period ended March 31, 2009.

During the second quarter of 2009, along with customer personnel, the Company inspected the ties in question to confirm the number of cracked concrete ties.  Upon conclusion of this inspection, the Company recorded an additional charge of $1,124,000 within cost of goods sold during the second quarter ended June 30, 2009 bringing the cumulative warranty charge related to this issue to $2,724,000.

For certain manufactured products, the Company maintains a product liability accrual which is adjusted on a monthly basis as a percentage of cost of sales.  This product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims.  The following table illustrates the Company’s product warranty accrual:

(in thousands)
Balance at December 31, 2009	$3,367
Additions to warranty liability	249
Warranty liability utilized	(798)
Balance at March 31, 2010	$2,818

Included within the above table is the remaining concrete tie warranty related to the previously discussed cracked concrete tie charges of approximately $1,822,000 as of March 31, 2010.  While the Company believes this is a reasonable estimate of this potential warranty claim as a result of possible manufacturing defects, this estimate could change due to new information and future events.  We have had recent discussions with a large customer regarding additional ties that this customer contends are damaged ties subject to warranty replacement.  We believe that most of these ties are either structurally sound or damaged due to causes other than those which would require warranty replacement.  Based upon our preliminary assessment, we do not believe that these communications requesting warranty replacements, which relate to ties made with equipment and processes that were replaced in 2005, are valid.  There can be no assurance at this point that future potential costs pertaining to this claim or other potential future claims will not have a material impact on our results of operations.

At March 31, 2010 the Company had outstanding letters of credit of approximately $818,000.

15. BUSINESS SEGMENTS

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.

The following table illustrates revenues and profits of the Company by segment:

	Three Months Ended
	March 31, 2010		March 31, 2009
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit/(Loss)	Sales	Profit
Rail products	$41,060	$1,988	$56,309	$82
Construction products	36,202	1,526	37,917	2,241
Tubular products	4,740	(158)	7,387	1,360
Total	$82,002	$3,356	$101,613	$3,683

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2009.

The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Income for reportable segments	$3,356	$3,683
Cost of capital for reportable segments	3,898	4,935
Interest expense	(245)	(328)
Interest income	74	295
Other income	102	143
LIFO credit	299	250
Equity in losses of nonconsolidated investments	(147)	-
Corporate expense and other unallocated charges	(4,673)	(4,213)

Income before income taxes	$2,664	$4,765

16. COMPREHENSIVE INCOME

Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations.  The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Net income	$1,753	$3,019
Market value adjustments for investments	103	(212)
Unrealized derivative gains (losses) on cash flow hedges	11	9
Comprehensive income	$1,867	$2,816

17. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted the required disclosures of FASB ASC Topic 815, “Derivatives and Hedging” on January 1, 2009.  Topic 815 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.

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

In the fourth quarter of 2009, the Company entered into commitments with notional amounts totaling approximately $2,624,000 to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail in first quarter of 2010.  During the first quarter of 2010, the Company determined that the receipt of Canadian funds would not coincide with the purchase commitment and the Company recorded a loss of approximately $59,000 to record this commitment at market.  During the first quarter of 2010, the Company entered into commitments with notional amounts totaling approximately $2,683,000 to sell Canadian funds based on the anticipated receipt of Canadian funds from the aforementioned sale of certain rail in the first quarter of 2010.  This contract matured for a realized gain of approximately $59,000.  These gains and losses were reported as “Other (Income) Expense” within the Consolidated Statements of Operations.

18.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment for the three month period ended March 31, 2010 are as follows (in thousands):

(in thousands)
Balance at December 31, 2009	$350
Goodwill from acquisition of IDSI	2,861
Balance at March 31, 2010	$3,211

The goodwill from the IDSI acquisition is included in the Construction Products segment.

The components of the Company’s intangible assets are as follows:

	March 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Non-compete agreements	$2,180	$(350)	$350	$(350)
Patents	125	(103)	125	(100)
	$2,305	$(453)	$475	$(450)

In connection with the acquisition of IDSI, the company preliminarily recorded $1,830,000 of additional non-compete agreements during the three month period ended March 31, 2010.  The non-compete agreements will be amortized over a period of 60 months.  The amount recorded as non-compete agreements is an estimate as of March 31, 2010 and is subject to adjustment during the measurement period.

As the Company has no indefinite lived intangible assets, all intangible assets are amortized over their useful lives ranging from 5 to 10 years.  Amortization expense for the three month periods ending March 31, 2010 and 2009 was approximately $3,000.  Estimated amortization expense over the succeeding five years is as follows:

(In thousands)
2010	$287
2011	379
2012	366
2013	366
2014	366
Thereafter	88
$1,852

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
General

L. B. Foster Company is a leading manufacturer, fabricator and distributor of products for the rail, construction, utility and energy markets.  The Company is comprised of three business segments: Rail products, Construction products and Tubular products.

Recent Developments

On February 16, 2010 we entered into a Merger Agreement with Portec for us to acquire all of the issued and outstanding shares of Portec’s common stock at a price equal to $11.71 per share, or approximately $112.4 million.  Concurrently with the execution of the Merger Agreement, we also made a cash Tender Offer to purchase all of the shares of Portec.  As of April 26, 2010, Shareholders collectively owning 5,109,976 shares, approximately 53.22% of the outstanding Shares, agreed to tender all such shares and vote in favor of adopting the Merger Agreement.

On April 21, 2010, the Court entered an order in the matter captioned In re Portec Rail Products, Inc. Shareholders Litigation preliminarily enjoining Purchaser from completing the Offer until the Court determines that the Board of Directors of Portec has cured the breach of fiduciary duties as found by the Court and disclosed certain material information.

On April 26, 2010, we announced that we were extending our previously announced cash tender offer, through the Purchaser, for all outstanding shares of common stock of Portec, until 12:00 midnight, New York City time, on June 1, 2010. The tender offer was previously set to expire at midnight, New York City Time on April 26, 2010.  As of April 26, 2010, 5,109,976 shares of common stock had been tendered in and not withdrawn from the offer. These tendered shares constituted 53.22% of the outstanding shares of common stock.

The preceding shares of common stock and the related percentage which had been tendered in and not withdrawn from the offer does not include our investment in the equity securities of Portec.  As of April 26, 2010, we owned 182,850 shares of common stock which, if these shares were included in shares tendered and not withdrawn, would increase the percentage to approximately 55.12% of the outstanding shares of common stock.

On March 23, 2010, we purchased, pursuant to the Purchase Agreement, certain assets of IDSI.  The purchase price was $7.0 million and it was allocated to certain equipment, raw material inventory, other assets, proprietary software, intangibles, and goodwill related to IDSI's steel bridge decking business.  We paid $5.1 million in cash on the closing date and issued $1.0 million notes payable on the first and second anniversary of the closing.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances.  Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties.  As a result, actual results could differ from these estimates.  In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality.  There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2009.  For more information regarding the Company’s critical accounting policies, please see the Management’s Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2009.

New Accounting Pronouncements

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE).  FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  Qualifying special-purpose entities, which were previously exempt from the application of this standard, are subject to the provisions of this standard.  FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE.  We adopted the changes issued by the FASB to accounting for VIE’s on January 1, 2010.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  This Update provides amendments to FASB ASC 820, “Fair Value Measurements,” that requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires entities to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company beginning in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011.  The Update requires only new disclosures and will have no impact on our financial statements.

Year-to-date Results of Operations

	Three Months Ended		Percent of Total Net Revenues		Percent
	March 31,		Period Ended March 31,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Net Sales:
Rail Products	$41,060	$56,310	50.1%	55.4%	(27.1	) %
Construction Products	36,202	37,917	44.1	37.3	(4.5)
Tubular Products	4,740	7,386	5.8	7.3	(35.8)
Total Net Sales	$82,002	$101,613	100.0%	100.0%	(19.3	) %

	Three Months Ended		Gross Profit Percentage		Percent
	March 31,		Period Ended March 31,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Gross Profit:
Rail Products	$5,794	$4,522	14.1%	8.0%	28.1%
Construction Products	5,994	7,249	16.6	19.1	(17.3)
Tubular Products	381	2,014	8.0	27.3	(81.1)
LIFO Credit	299	250	0.4	0.2	**
Other	(395)	(353)	(0.5)	(0.3)	11.9
Total Gross Profit	$12,073	$13,682	14.7%	13.5%	(11.8	) %

	Three Months Ended		Percent of Total Net Revenues		Percent
	March 31,		Period Ended March 31,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$9,193	$9,027	11.2%	8.9%	1.8%
Interest Expense	245	328	0.3	0.3	(25.3)
Interest Income	(74)	(295)	(0.1)	(0.3)	(74.9)
Equity in Losses of Nonconsolidated Investment	147	-	0.2	-	**
Other Income	(102)	(143)	(0.1)	(0.1)	(28.7)
Total Expenses	9,409	8,917	11.5%	8.8%	5.5%

Income Before Income Taxes	2,664	4,765	3.2%	4.7%	(44.1	) %
Income Tax Expense	911	1,746	1.1	1.7	(47.8)

Net Income	$1,753	$3,019	2.1%	3.0%	(41.9	) %

**	Results of calculation are not meaningful for presentation purposes.

First Quarter 2010 Compared to First Quarter 2009 – Company Analysis

Net income for the first quarter of 2010 was $0.17 per diluted share which compares to net income for the first quarter of 2009 of $0.29 per diluted share.  Included in net income for the current quarter is our share of the losses from our equity investment in the JV, which is reported as “Equity in Losses of Nonconsolidated Investment.”

Acquisition costs of approximately $0.5 million, primarily related to our acquisition of Portec, resulted in increased selling and administrative expenses over the prior year quarter.  Selling and administrative expenses, exclusive of these acquisition costs, were approximately 3.4% lower in the first quarter of 2010 due to lower salaries and benefits, including incentive compensation.   Lower interest rates reduced interest income earned on our various short-term investments compared to the prior year period.  As the JV had not yet commenced significant revenue-generating activities, we recorded our 45% share of its start-up related expenses as of March 31, 2010.  The effective income tax rate in the first quarter of 2010 was 34.2% compared to 36.6% in the prior year quarter.  The decrease was due to an increased domestic manufacturing deduction and the reversal of a reserve relative to an uncertain tax position.

Results of Operations – Segment Analysis

Rail Products

	Three Months Ended		Increase/	Percent
	March 31,		(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$41,060	$56,310	$(15,250)	-27.1%

Gross Profit	$5,794	$4,522	$1,272	28.1%
Gross Profit Percentage	14.1%	8.0%	6.1%	75.7%

First Quarter 2010 Compared to First Quarter 2009

The overall decrease in Rail Products sales was caused by an approximate 38% decrease in sales volumes of our new rail distribution business as well as lower selling prices from the prior year period.  This decrease was partially mitigated by improved sales from our CXT concrete tie, relay rail distribution and transit products divisions.  Our CXT concrete tie division has experienced an increase in sales volumes from the UPRR while the volumes of our re-roll and other scrap rail has improved in our relay rail distribution business.  Our transit products division entered 2010 with an increased backlog resulting, in part, from stimulus-related funding.

The lower gross profit resulting from decreased new rail distribution sales was more than offset by improved gross profit in our relay rail distribution, transit products and CXT concrete tie divisions.  In the prior year quarter, we recorded a $1.6 million charge related to concrete tie warranty issues at our Grand Island, NE facility.

Due to our expectations that Class 1 railroad capital spending will remain at prior year levels, we anticipate continued weakness in our Rail Products Segment sales and gross profit.  We anticipate the industrial market will remain weak in 2010 further hampering our sales of various rail products.  Partially offsetting these weaknesses is our transit products division.  The strong popularity of mass transit systems coupled with stimulus legislation funding has led to the aforementioned increase in this division’s backlog.

Construction Products

	Three Months Ended		Increase/	Percent
	March 31,		(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$36,202	$37,917	$(1,715)	-4.5%

Gross Profit	$5,994	$7,249	$(1,255)	-17.3%
Gross Profit Percentage	16.6%	19.1%	-2.6%	-13.4%

First Quarter 2010 Compared to First Quarter 2009

Our Construction Products segment experienced mixed results in the current quarter with improved sales from our fabricated bridge and concrete buildings divisions offset by a decline in our piling division.  Our fabricated bridge division is benefitting from a renewed focus to improve the nation’s bridge infrastructure while our concrete building division is realizing benefits from Federal spending, partially due to the stimulus legislation.  While our piling sales volumes have increased over the prior year quarter, sales prices have declined due to lower commodity prices and a highly competitive market.

The decrease in our Construction Products gross profit margin was due entirely to our piling division suffering from margin compression due to increased competition.  This decrease has been partially offset by improved gross profit margins across the rest of the segment.

Our heavy civil and public works construction markets remain soft nationwide.  While we have seen opportunities generated from the stimulus bill, we do not expect this activity to compensate for the shortfalls created by the economic downturn.

Tubular Products

	Three Months Ended		Increase/	Percent
	March 31,		(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$4,740	$7,386	$(2,646)	-35.8%

Gross Profit	$381	$2,014	$(1,633)	-81.1%
Gross Profit Percentage	8.0%	27.3%	-19.2%	-70.5%

First Quarter 2010 Compared to First Quarter 2009

Our Tubular Products segment continues to be hampered by an unfavorable, recessionary climate.  Reduced market demand and falling prices have caused volume-related gross profit reductions and increased unfavorable manufacturing variances within this segment.  While our threaded products facility reported a temporary increase in sales volumes from our strategy to exit the micropile market, we continue to expect the markets served by both our coated pipe and threaded products to be weak throughout 2010.

Liquidity and Capital Resources

Our capitalization is as follows:

Debt:	March 31,	December 31,
(In millions)	2010	2009
Term Loan, due May 2011	$12.4	$13.1
Capital Leases and Interim Lease Financing	5.0	5.5
IDSI Acquisition Notes	1.9	-
Total Debt	19.3	18.6

Equity	235.0	232.6

Total Capitalization	$254.3	$251.2

Total debt as a percentage of capitalization was approximately 7.6% as of March 31, 2010 compared to 7.4% at December 31, 2009.  This measure reflects a strong financial position as there is minimal leverage and our cash balance covers debt by approximately a multiple of 6.4 times, excluding the impact that the successful closing of the Portec acquisition would have on our cash balances.

Our need for liquidity relates primarily to seasonal working capital requirements, capital expenditures, JV capital obligations, common stock repurchases, debt service obligations and acquisitions.

The following liquidity and capital resources discussion is as of March 31, 2010 and does not take into account the February 2010 announced merger agreement between us and Portec.  Based on our tender offer, we propose to acquire the outstanding shares of Portec for $11.71 per share, or approximately $112.4 million in cash.  We plan to fund this acquisition with our available cash and cash equivalents.

The following table summarizes the year-to-date impact of these items:

	March 31,
(In millions)	2010	2009
Liquidity needs:
Working capital and other assets and liabilities	$3.5	$(17.4)
Common stock purchases	-	(1.9)
Capital expenditures	(1.3)	(0.6)
JV capital contributions	(0.3)	-
IDSI acquisition	(5.1)	-
Scheduled repayments of long-term debt	(0.7)	(0.7)
Other long-term debt scheduled repayments	(0.6)	(0.8)
Cash interest paid	(0.2)	(0.5)
Net liquidity requirements	(4.7)	(21.9)

Liquidity sources:
Internally generated cash flows before interest paid	4.1	5.8
Equity transactions	0.3	-
Net liquidity sources	4.4	5.8

Net Change in Cash	$(0.3)	$(16.1)

Cash Flow from Operating Activities

During the first quarter of 2010, cash flows from operations provided $7.4 million, a favorable increase of $19.6 million compared to the first three months of 2009.  Net income and adjustments to net income provided $3.9 million for the 2010 period.  Working capital provided $3.5 million, a favorable increase of $20.9 million over the prior year period.

Cash Flow from Investing Activities

We funded a portion of the $7.0 million to acquire IDSI through cash payments totaling $5.1 million with the residual by issuing notes payable of $1.0 million due on both the first and second anniversary of the closing.  We contributed an additional $0.3 million in capital to the JV as part of our required capital contributions.  Capital expenditures were $1.3 million for the first three months of 2010 compared to $0.6 million for the same 2009 period.  Current period expenditures were primarily used for facilities maintenance and technology infrastructure.  We anticipate total capital spending in 2010 will range between $6.0 million and $7.0 million and will be funded by cash flow from operations.

Cash Flow from Financing Activities

The decrease in cash used by financing activities in 2010 as compared to 2009 is due to the absence of any purchases pursuant to our share repurchase program.

Financial Condition

We continue to see inconsistent opportunities generated from the Federal stimulus legislation primarily in our transit and concrete buildings divisions.  We expect funding activity to decrease and, as a result, this activity is not expected to compensate for the shortfalls created by the current economic downturn.

We do, however, operate in this period of uncertainty in an extremely strong financial position.  As of March 31, 2010, we had approximately $124.5 million in cash and short-term instruments and a revolving credit facility with approximately $57.4 million of availability compared to $13.1 million in long-term debt.  We believe this capacity will afford us the flexibility to take advantage of opportunities that we may encounter and weather the current economic downturn.

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

Under the term loan, we had $12.4 million outstanding at March 31, 2010 of which $9.8 million was noncurrent.  Revolving credit facility borrowings placed in LIBOR contracts are priced at prevailing LIBOR rates, plus 1.25%.  Borrowings placed in other tranches are priced at the prevailing prime rate, minus 1.00%.  The term loan base rate spread is fixed at prime minus 0.75% and the LIBOR spread is fixed at plus 1.50%.  As of March 31, 2010 we were in compliance with all of the Agreement’s covenants.  We anticipate that we will renegotiate our current revolving credit facility and replace it with a new facility in the second quarter of 2010.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit.  A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2009 is included in the “Liquidity and Capital Resources” section of the Company’s 2009 Annual Report filed on Form 10-K.  These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.

Outlook

Our businesses and results of operations have been impacted by the downturn in the global economy.  We believe that the recession, continued credit concerns and expected reductions in federal and state government tax receipts will present challenges to many of the end markets to which we sell.  As a result of continued soft demand for certain of our products as well as heightened competition, we expect to battle margin compression for at least the next six months.  We expect to be challenged in 2010 by moderating sales volumes, production volumes and heightened competition caused by the recessionary economic environment.  However, we also expect to be profitable and to generate positive cash flow.  We believe that when conditions do improve the markets we participate in will be poised to benefit.  We continue to navigate through this period of uncertainty in an extremely strong financial position.

Our agreement with the Union Pacific Railroad (UPRR) includes their purchasing concrete ties from our Grand Island, NE facility through 2010 and our Tucson, AZ facility through 2012.  We are currently negotiating a short-term extension to our supply agreement with the UPRR at our Grand Island, NE location.  While the UPRR will continue to purchase concrete ties under this agreement, we are currently uncertain when the UPRR purchasing level for concrete ties will improve and, as a result, both of our Grand Island, NE and Tucson, AZ facilities are operating at approximately 60% of capacity.  We are actively pursuing, albeit in a difficult industrial market, product sales opportunities to other third parties at both of these locations.

During 2009 we recorded approximately $2.7 million in warranty charges related to in-track failures of concrete railroad ties.  We believe that we have identified, analyzed and accounted for prestressed concrete railroad ties that failed as a result of possible manufacturing defects.  While we believe this is a reasonable estimate of this potential warranty claim, this estimate could change due to new information and future events.  We have had recent discussions with a large customer regarding additional ties that this customer contends are damaged ties subject to warranty replacement.  We believe that most of these ties are either structurally sound or damaged due to causes other than those which would require warranty replacement.  Based upon our preliminary assessment, we do not believe that these communications requesting warranty replacements, which relate to ties made with equipment and processes that were replaced in 2005, are valid.  There can be no assurance at this point that future potential costs pertaining to this claim or other potential future claims will not have a material impact on our results of operations.

Our ARP facilities in Niles, OH and Pueblo, CO have contracts with Class 1 railroads that are periodically subject to renewal which account for a significant portion of this division’s business.  If we are unable to successfully renew these contracts, our results of operations and financial position could be negatively impacted.

Certain of our businesses rely heavily on spending authorized by the federal highway and transportation funding bill, SAFETEA-LU, enacted in August 2005.  This legislation authorized $286 billion for United States transportation improvement spending over a six-year period and expired in September 2009.  This legislation has been extended through December 31, 2010.  While certain estimates of the amounts that may be authorized under successor legislation to SAFETEA-LU range from $400 to $500 billion, there is significant uncertainty as to the timing of the renewal of this multi-year surface transportation legislation and the potential impact it may have on our markets.  SAFETEA-LU was not approved until nearly two years after the previous authorization expired.  This delay had a material detrimental impact upon the demand and spending levels in certain markets where we participated during 2003 to 2005.

We entered into a joint venture to manufacture, market and sell various products for the energy, utility and construction markets.  In connection with the joint venture agreement we were required to make capital contributions of $1.9 million, of which the final $0.3 million required contribution was made in April 2010.  No assurances can be given that additional capital contributions will not be required or that the joint venture will perform in accordance with our expectations.

Although backlog is not necessarily indicative of future operating results, total Company backlog at March 31, 2010, was approximately $204.8 million, a 14.7% and 53.1% increase compared to December 31, 2010 and March 31, 2009, respectively.  The following table provides the backlog by business segment:

	Backlog
	March 31,	December 31,	March 31,
(In thousands)	2010	2009	2009
Rail Products	$75,163	$54,505	$58,267
Construction Products	123,780	120,845	70,728
Tubular Products	5,863	3,221	4,797
Total Backlog	$204,806	$178,571	$133,792

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

In the fourth quarter of 2009, the Company entered into commitments with notional amounts totaling approximately $2.6 million to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail in first quarter of 2010.  During the first quarter of 2010, the Company determined that the receipt of Canadian funds would not coincide with the purchase commitment and the Company recorded a loss of approximately $0.1 million to record this commitment at market.  During the first quarter of 2010, the Company entered into commitments with notional amounts totaling approximately $2.7 million to sell Canadian funds based on the anticipated receipt of Canadian funds from the aforementioned sale of certain rail in the first quarter of 2010.  This contract matured for a realized gain of approximately $0.1 million.  These gains and losses were reported as “Other (Income) Expense” within the Consolidated Statements of Operations.

Forward-Looking Statements

There are no assurances regarding the timing of the closing of the merger agreement involving L. B. Foster and Portec and the expected benefits of the transaction, including potential synergies and cost savings, future financial and operating results, and the combined company's plans and objectives. Risks and uncertainties include the satisfaction of closing conditions for the acquisition, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act; the tender of sixty-five percent of the outstanding shares of common stock of Portec Rail Products, Inc., calculated on a fully diluted basis; the possibility that the transaction will not be completed, or if completed, not completed on a timely basis; the potential that market segment growth will not follow historical patterns; general industry conditions and competition; business and economic conditions, such as interest rate and currency exchange rate fluctuations; technological advances and patents attained by competitors; and domestic and foreign governmental laws and regulations. L.B. Foster can give no assurance that any of the transactions related to the tender offer will be completed or that the conditions to the tender offer and the merger will be satisfied.

There are no assurances that the purchase of IDSI will result in improved operating results.

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

Item 4. CONTROLS AND PROCEDURES

a)
L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

b)
There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 14, “Commitments and Contingent Liabilities”, to the Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS

There has not been any material change in the risk factors disclosure from that contained in the Company’s 10-K for the year ended December 31, 2009. In February 2010, the Securities and Exchange Commission published guidance regarding its existing disclosure requirements as they apply to climate change matters.  A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change including pending U.S. legislation that if enacted, would limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions.  In addition, the U. S. Environmental Protection Agency has for the first time required large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions.  Assessments of the potential impact, both positive or negative, of future climate change legislation, regulation and international treaties and accords are uncertain, given that these regulatory mechanisms may be either voluntary or legislated and may impact our operations directly or indirectly through our suppliers or customers.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no purchases of its equity securities for the three month period ended March 31, 2010.  Purchases under the following plan have not been suspended:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
		Average	Purchased as	that May Yet Be
	Total Number	Price	Part of Publicly	Purchased Under
	Of Shares	Paid per	Announced Plans	the Plans
	Purchased (1)	Share	or Programs	or Programs
As of March 31, 2010	951,673	$29.78	951,673	$11,654,894

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

10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

10.25	Asset Purchase Agreement between Interlocking Deck Systems International, LLC and the Registrant dated March 23, 2010 filed as Exhibit 10.25 to Form 8-K on March 29, 2010.

10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005. **

10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **

10.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 8-K on May 31, 2006. **

10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005. **

10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2005. **

10.46	Leased Vehicle Plan as amended and restated on September 1, 2007, filed as Exhibit 10.46 to Form 10-Q for the quarter ended September 30, 2007. **

10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2009, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2008. **

10.53	Directors’ resolution dated March 6, 2008, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 10-Q for the quarter ended March 31, 2008. **

10.55	Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007. **

10.57.1	2006 Omnibus Plan, as amended and restated March 6, 2008, filed as exhibit 10.57.1 to Form 8-K on March 12, 2008. **

10.58	Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **

10.59	Executive Annual Incentive Compensation Plan, filed as Exhibit 10.59 to Form 8-K on March 12, 2008. **

10.60	Letter agreement on Lee B. Foster II’s retirement, filed as Exhibit 10.59 to Form 8-K on April 22, 2008. **

19	Exhibits marked with an asterisk are filed herewith.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________________

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date: May 7, 2010	By: /s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial and Accounting Officer and Treasurer
(Duly Authorized Officer of Registrant)