Form 10-Q
period 2010-08-09
FOSTER L B CO
filed 2010-08-09
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2010
Common Stock, Par Value $.01	10,245,964 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$131,318	$124,845
Accounts and notes receivable:
Trade	61,616	59,062
Other	319	2,116
	61,935	61,178
Inventories	94,164	98,982
Current deferred tax assets	3,671	3,678
Prepaid income taxes	-	248
Other current assets	1,240	1,161
Total Current Assets	292,328	290,092

Property, Plant & Equipment - At Cost	105,271	102,289
Less Accumulated Depreciation	(69,045)	(64,882)
	36,226	37,407

Other Assets:
Goodwill	3,211	350
Other intangibles - net	1,757	25
Investments	3,739	3,358
Deferred tax assets	1,554	1,574
Other assets	1,347	362
Total Other Assets	11,608	5,669
TOTAL ASSETS	$340,162	$333,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of other long-term debt	$3,099	$2,787
Current maturities of long-term debt, term loan	11,667	2,619
Accounts payable - trade	40,111	52,777
Deferred revenue	22,149	9,062
Accrued payroll and employee benefits	5,077	6,106
Other accrued liabilities	5,334	6,409
Total Current Liabilities	87,437	79,760

Long-Term Debt, Term Loan	-	10,476
Other Long-Term Debt	3,047	2,721
Deferred Tax Liabilities	1,870	1,893
Other Long-Term Liabilities	5,695	5,726

STOCKHOLDERS' EQUITY:
Common stock	111	111
Paid-in capital	46,709	47,660
Retained earnings	220,527	212,787
Treasury stock - at cost	(24,929)	(27,574)
Accumulated other comprehensive loss	(305)	(392)
Total Stockholders' Equity	242,113	232,592
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$340,162	$333,168

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net Sales	$119,504	$99,348	$201,506	$200,961
Cost of Goods Sold	99,189	86,516	169,118	174,447
Gross Profit	20,315	12,832	32,388	26,514

Selling and Administrative Expenses	10,774	8,612	19,967	17,639
Interest Expense	241	333	486	661
Interest Income	(107)	(212)	(181)	(507)
Equity in Losses of Nonconsolidated Investments	94	-	241	-
Other Income	(51)	(186)	(153)	(329)
	10,951	8,547	20,360	17,464

Income Before Income Taxes	9,364	4,285	12,028	9,050

Income Tax Expense	3,377	1,633	4,288	3,379

Net Income	$5,987	$2,652	$7,740	$5,671

Basic Earnings Per Share	$0.59	$0.26	$0.76	$0.56

Diluted Earnings Per Share	$0.58	$0.26	$0.75	$0.55

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Six Months
	Ended June 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$7,740	$5,671
Adjustments to reconcile net income to net cash used
by operating activities:
Deferred income taxes	(43)	11
Depreciation and amortization	4,396	4,311
Equity in losses of nonconsolidated investments	241	-
Loss (gain) on sale of property, plant and equipment	1	(1)
Deferred gain amortization on sale-leaseback	(107)	(107)
Stock-based compensation	799	545
Excess tax benefit from share-based compensation	(623)	(56)
Unrealized loss on derivative mark-to-market	11	32

Change in operating assets and liabilities:
Accounts receivable	(757)	14,282
Inventories	5,736	8,623
Other current assets	55	(420)
Prepaid income tax	871	(1,464)
Other noncurrent assets	72	15
Accounts payable - trade	421	(16,686)
Accrued payroll and employee benefits	(1,029)	(3,677)
Other current liabilities	(1,075)	(300)
Other liabilities	3	17
Net Cash Provided by Operating Activities	16,712	10,796

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	-	1
Acquisitions	(5,050)	-
Capital contributions to equity method investment	(500)	(650)
Capital expenditures on property, plant and equipment	(2,700)	(2,306)
Net Cash Used by Investing Activities	(8,250)	(2,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt, term loan	(1,428)	(1,428)
Proceeds from exercise of stock options and stock awards	272	21
Excess tax benefit from share-based compensation	623	56
Treasury stock acquisitions	-	(1,863)
Repayments of other long-term debt	(1,456)	(1,611)
Net Cash Used by Financing Activities	(1,989)	(4,825)

Net Increase in Cash and Cash Equivalents	6,473	3,016

Cash and Cash Equivalents at Beginning of Period	124,845	115,074
Cash and Cash Equivalents at End of Period	$131,318	$118,090

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$398	$593
Income Taxes Paid	$3,199	$7,253

The Company financed $0.1 million in certain capital expenditures through the execution of capital leases during the first six months of 2010. There were no such expenditures during the 2009 period.

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

2. NEW ACCOUNTING PRINCIPLES

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE).  FASB ASC Topic 810, “Consolidation,” amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.   FASB ASC 810 also requires enhanced disclosures about an enterprise’s involvement with a VIE.  The Company adopted the changes issued by the FASB to accounting for VIE’s on January 1, 2010.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  This Update provides amendments to FASB ASC 820, “Fair Value Measurements,” that requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires entities to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company beginning in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011.  The Update requires only new disclosures and had no impact on the Company’s financial statements.

3. BUSINESS SEGMENTS

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.

The following table illustrates revenues and profits of the Company by segment:

	Three Months Ended,		Six Months Ended,
	June 30, 2010		June 30, 2010
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit
Rail products	$52,685	$3,011	$93,745	$4,999
Construction products	59,179	6,800	95,381	8,326
Tubular products	7,640	962	12,380	804
Total	$119,504	$10,773	$201,506	$14,129

	Three Months Ended,		Six Months Ended,
	June 30, 2009		June 30, 2009
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit/(Loss)	Sales	Profit/(Loss)
Rail products	$46,362	$(1,131)	$102,672	$(1,049)
Construction products	47,867	3,088	85,784	5,329
Tubular products	5,119	44	12,505	1,404
Total	$99,348	$2,001	$200,961	$5,684

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2009.

The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Income for reportable segments	$10,773	$2,001	$14,129	$5,684
Cost of capital for reportable segments	4,158	4,764	8,056	9,699
Interest expense	(241)	(333)	(486)	(661)
Interest income	107	212	181	507
Equity in losses of nonconsolidated investments	(94)	-	(241)	-
Other income	51	186	153	329
LIFO credit	452	1,507	751	1,757
Corporate expense and other unallocated charges	(5,842)	(4,052)	(10,515)	(8,265)
Income before income taxes	$9,364	$4,285	$12,028	$9,050

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

The amount allocated to goodwill reflects the premium paid for the right to control the business acquired and synergies the Company expects to realize from expanding our steel bridge decking business and from eliminating redundant selling and administrative responsibilities and workforce efficiencies.  The goodwill is deductible for tax purposes and has been allocated to our Construction Products Segment.

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

Acquisition costs were approximately $17,000 for the three and six month periods ended June 30, 2010 and were classified as “Selling and administrative expenses.”

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

On May 13, 2010, the Company, Purchaser and Portec executed the First Amendment to the Merger Agreement ("First Amendment") pursuant to which the Drop Dead Date was extended until the close of business on August 31, 2010. The Company and Portec executed a timing agreement dated as of April 29, 2010 with the Antitrust Division pursuant to which the Company and Portec agreed, subject to certain conditions, that they would not consummate the Merger before July 16, 2010, without the Antitrust Division's consent.

On June 24, 2010, the Court of Common Pleas of Allegheny County, Pennsylvania dissolved the preliminary injunction issued on April 21, 2010, which had enjoined the completion of the Company's offer to purchase all of the outstanding Shares of Portec.

On July 30, 2010, in accordance with the terms of the Merger Agreement the Purchaser extended the Offer until 12:00 midnight (one minute after 11:59 p.m.) New York City, New York time on Monday, August 16, 2010, unless further extended.

The Antitrust Division of the US Department of Justice (DOJ) has raised antitrust concerns to the Company's proposed acquisition of Portec. The DOJ has expressed concern that the proposed acquisition may have a potentially anti-competitive effect with respect to the merged company's rail joint business. As a condition to the proposed acquisition, the DOJ may seek various restructuring alternatives which may or may not be acceptable to the Company, possibly including the sale of certain assets associated with the merged company's rail joint business.

Acquisition costs were approximately $684,000 and $1,155,000 for the three and six month periods ended June 30, 2010 and were classified as “Selling and administrative expenses.”

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of goodwill by segment for the six month period ended June 30, 2010 is as follows (in thousands):

(in thousands)
Balance at December 31, 2009	$350
Goodwill from acquisition of IDSI	2,861
Balance at June 30, 2010	$3,211

The goodwill from the IDSI acquisition is included in the Construction Products segment.

The components of the Company’s intangible assets are as follows:

	June 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Non-compete agreements	$2,180	$(442)	$350	$(350)
Patents	125	(106)	125	(100)
	$2,305	$(548)	$475	$(450)

In connection with the acquisition of IDSI, the Company preliminarily recorded $1,830,000 of additional non-compete agreements.  The non-compete agreements will be amortized over a period of 60 months.  The amount recorded as non-compete agreements is an estimate as of June 30, 2010 and is subject to adjustment during the measurement period.

As the Company has no indefinite lived intangible assets, all intangible assets are amortized over their useful lives ranging from 5 to 10 years.  Amortization expense for the three and six month periods ending June 30, 2010 was approximately $95,000 and $98,000, respectively.  Amortization expense for the three and six month periods ending June 30, 2009 was approximately $3,000 and $6,000 respectively.  Estimated amortization expense over the succeeding five years is as follows:

(In thousands)
2010	$189
2011	379
2012	366
2013	366
2014	366
Thereafter	91
$1,757

6. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required.  Credit terms are consistent with industry standards and practices.  Trade accounts receivable at June 30, 2010 and December 31, 2009 have been reduced by an allowance for doubtful accounts of ($1,317,000) and ($1,055,000), respectively.

7. INVENTORIES

Inventories of the Company at June 30, 2010 and December 31, 2009 are summarized in the following table:

	June 30,	December 31,
(in thousands)	2010	2009
Finished goods	$85,514	$92,190
Work-in-process	7,047	7,814
Raw materials	17,719	16,049

Total inventories at current costs	110,280	116,053
Less:
LIFO reserve	(9,526)	(10,277)
Inventory valuation reserve	(6,590)	(6,794)
	$94,164	$98,982

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

8. INVESTMENTS

Investments of the Company at June 30, 2010 and December 31, 2009 are summarized in the following table:
	June 30,	December 31,
(in thousands)	2010	2009
Available-for-sale marketable equity securities	$2,080	$1,958
Equity method investment	1,659	1,400
	$3,739	$3,358

Additional information regarding the Company’s marketable securities is as follows:

June 30, 2010
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Available-for-sale marketable equity securities	$794	$1,286	$-	$2,080

December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Available-for-sale marketable equity securities	$794	$1,164	$-	$1,958

9. INVESTMENT IN JOINT VENTURE

During 2009 the Company completed the formation of a joint venture with L B Industries, Inc. and James Legg for a period of 9.5 years.  The Company, along with L B Industries, Inc., has a 45% ownership interest in the joint venture, L B Pipe & Coupling Products, LLC (JV), which commenced operations in January 2010.  The venture manufactures, markets and sells various products for the energy, utility and construction markets.

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

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the venture’s gains or losses, and its net investment in the direct financing lease covering the facility used by the JV for its operations.  The carrying amounts with the maximum exposure to loss of the Company at June 30, 2010 are as follows:

(in thousands)
Equity method investment	$1,659
Net investment in direct financing lease	1,029
$2,688

The Company is leasing 5 acres of land and a facility to the JV over a period of 9.5 years, with a 5.5 year renewal period.  Monthly rent over the term of the lease is approximately $10,000, with a balloon payment of approximately $488,000 which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease.  This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” At June 30, 2010, the Company maintained a net investment in this direct financing lease of approximately $1,029,000.

The Company recorded equity in the losses of the JV of approximately $94,000 and $241,000 for the three and six month periods ended June 30, 2010.

10. DEFERRED REVENUE

Deferred revenue consists of customer payments received for which the sales process has been substantially completed but the right to recognize revenue has not yet been met.  Deferred revenue as of June 30, 2010 related primarily to one customer.  The Company has significantly fulfilled its obligations under the contract and the customer has paid, but due to the Company’s continuing involvement with the material while in storage, revenue is precluded from being recognized until the customer takes possession.

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

As of June 30, 2010, the Company was in compliance with all of the Agreement’s covenants.

Under the term loan, the Company had $11,667,000 outstanding at June 30, 2010 all of which was classified as current.  At December 31, 2009 the Company had $13,095,000 outstanding of which $10,476,000 was noncurrent.

At June 30, 2010, there were no outstanding borrowings under the revolving credit facility and the Company had approximately $69,419,000 in unused borrowing availability.

The Company’s ability to pay cash dividends is limited by the Agreement.

12. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except earnings per share)	2010	2009	2010	2009
Numerator:
Numerator for basic and diluted earnings per common share -
net income available to common stockholders:	$5,987	$2,652	$7,740	$5,671
Denominator:
Weighted average shares	10,190	10,148	10,181	10,176
Denominator for basic earnings per common share	10,190	10,148	10,181	10,176

Effect of dilutive securities:
Employee stock options	82	101	85	101
Other stock compensation plans	41	26	38	41
Dilutive potential common shares	123	127	123	142
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversions	10,313	10,275	10,304	10,318
Basic earnings per common share	$0.59	$0.26	$0.76	$0.56
Diluted earnings per common share	$0.58	$0.26	$0.75	$0.55

13. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation.  Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period.  The Company recorded stock compensation expense of $584,000 and $422,000 for the three month periods ended June 30, 2010 and 2009, respectively, and $799,000 and $545,000 for the six month periods ended June 30, 2010 and 2009, respectively, related to stock option awards, restricted stock awards and performance unit awards as discussed below.

Stock Option Awards

The Company recorded no stock compensation expense related to stock option awards for the three and six month periods ended June 30, 2010.  The Company recorded stock compensation expense of $9,000 and $25,000 for the three and six month periods ended June 30, 2009, respectively, with related deferred tax benefits of $3,000 and $9,000, respectively.

There were no nonvested awards at June 30, 2010 and 2009.  There were no stock options granted during the first six months of 2010 or 2009.

At June 30, 2010 and 2009, common stock options outstanding under the plans had option prices ranging from $2.75 to $14.77, with a weighted average exercise price of $6.68 and $5.59 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding at June 30, 2010 and 2009 were 3.1 years.

Options exercised during the three and six month periods ended June 30, 2010 totaled 50,000 and 70,000 shares, respectively.  The weighted average exercise price per share of the options exercised during the six month period ended June 30, 2010 was $3.90.  The total intrinsic value of options exercised during the three and six month periods ended June 30, 2010 was $1,112,000 and $1,638,000, respectively.  Options exercised during the six month period ended June 30, 2009 totaled 5,500 shares.  The weighted average exercise price per share of the options exercised during the six month period ended June 30, 2009 was $3.78.  The total intrinsic value of options exercised during the six month period ended June 30, 2009 was $153,000.

A summary of the option activity as of June 30, 2010 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding and Exercisable at January 1, 2010	180,950	$5.60	2.7
Granted	-	-	-
Canceled	-	-	-
Exercised	(70,000)	3.90	-
Outstanding and Exercisable at June 30, 2010	110,950	$6.68	3.1	$2,134,678

The total intrinsic value of options outstanding and exercisable at June 30, 2009 was $4,632,000.

Shares issued as a result of stock option exercises generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

Restricted Stock Awards

During the six month periods ended June 30, 2010 and 2009 there were 12,000 and 10,500, respectively, fully vested restricted stock awards granted to the outside directors of the Company.  The weighted average fair value per share of these restricted stock awards was $28.32 and $29.89, respectively.  Compensation expense recorded by the Company related to these restricted stock awards was approximately $340,000 and $314,000, respectively, for the six month periods ended June 30, 2010 and 2009.

A summary of the restricted stock awards activity as of June 30, 2010 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Restricted	Fair	Contractual	Fair
	Shares	Value	Term	Value
Outstanding at January 1, 2010	-	$-	-	$-
Granted	12,000	28.32		339,840
Vested	(12,000)	28.32		(339,840)
Canceled	-	-		-
Outstanding at June 30, 2010	-	$-	-	$-

For the six month periods ended June 30, 2010 and 2009, the Company granted approximately 32,000 and 18,000 shares, respectively, of restricted stock to individuals who are not outside directors:

			Aggregate
		Grant Date	Fair
Grant Date	Units	Fair Value	Value	Vesting Date
March 3, 2009	17,561	$20.63	$362,283	March 3, 2013
March 3, 2010	12,185	31.92	388,945	March 3, 2014
May 28, 2010	2,500	28.07	70,175	February 28, 2012
May 28, 2010	17,500	28.07	491,225	May 28, 2014

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

Relative to the restricted stock awards granted to the non-outside directors and the performance unit awards, the Company recorded compensation expense of $244,000 and $99,000, respectively, for the three month periods ended June 30, 2010 and 2009.  For the six month periods ended June 30, 2010 and 2009, the Company recorded compensation expense of $459,000 and $206,000, respectively, for these awards.  Shares issued as a result of restricted stock awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

These forfeitable restricted stock awards time-vest after a four year holding period, unless indicated otherwise by the underlying agreement.

14. RETIREMENT PLANS

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

Defined Benefit Plans

Net periodic pension costs for both plans for the three and six month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Service cost	$7	$7	$13	$14
Interest cost	66	65	133	130
Expected return on plan assets	(71)	(57)	(141)	(114)
Prior service cost	-	1	-	2
Recognized net actuarial loss	27	35	52	70
Net periodic benefit cost	$29	$51	$57	$102

The Company expects to contribute approximately $177,000 to its defined benefit plans in 2010.  Contributions through June 30, 2010 were approximately $44,000.

Defined Contribution Plans

The Company has a defined contribution plan that covers all non-union hourly and all salaried employees. This plan permits both pretax and after-tax employee contributions. Participants can contribute, subject to statutory limitations, between 1% and 75% of eligible pre-tax pay and between 1% and 100% of eligible after-tax pay.  The Company's employer match is 100% of the first 1% of deferred eligible compensation and, based on years of service, up to 50% of the next 6% of deferred eligible compensation, for a total maximum potential match of 4%.  The Company may also make discretionary contributions to the Plan.  The expense associated with this plan for the three and six month periods ended June 30, 2010 was $472,000 and $782,000.  The expense associated with this plan for the three and six month periods ended June 30, 2009 was $338,000 and $753,000.

The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas.  The expense associated with this active plan for the three month periods ended June 30, 2010 and 2009 was $9,000 and for the six month periods ended June 30, 2010 and 2009 was $16,000.

15. FAIR VALUE MEASUREMENTS

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

Derivative contracts.  The Company uses significant other observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets to determine the fair value of its derivative contracts.  These instruments consist of foreign exchange contracts, are included within “Other accrued liabilities,” and are classified in Level 2 of the fair value hierarchy.  Fluctuations in the fair values of derivative instruments are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings.  There were no such instruments as of June 30, 2010.

The following assets and liabilities were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at June 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$120,311	$120,311	$-	$-
Bank certificates of deposit	10,051	10,051	-	-
Cash equivalents at fair value	130,362	130,362	-	-

Available-for-sale equity securities	2,080	2,080	-	-

	$132,442	$132,442	$-	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$109,131	$109,131	$-	$-
Bank certificates of deposit	15,115	15,115	-	-
Cash equivalents at fair value	124,246	124,246	-	-

Available-for-sale equity securities	1,958	1,958	-	-

	$126,204	$126,204	$-	$-

Liabilities
Derivatives	$(18)	$-	$(18)	$-
Total other accrued liabilities	(18)	-	(18)	-

	$(18)	$-	$(18)	$-

16. COMPREHENSIVE INCOME

Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations.  The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Net income	$5,987	$2,652	$7,740	$5,671
Market value adjustments for investments	(27)	866	76	654
Unrealized derivative gains on cash flow hedges	-	25	11	34
Comprehensive income	$5,960	$3,543	$7,827	$6,359

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

On April 21, 2010, the Court of Common Pleas of Allegheny County, Pennsylvania (Court) entered an order in the matter captioned In re Portec Rail Products, Inc. Shareholders Litigation preliminarily enjoining Purchaser from completing the Offer.  On June 24, the Court dissolved the preliminary injunction.

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

During the second quarter of 2009, the Company, along with customer personnel, inspected the ties in question to confirm the number of cracked concrete ties.  Upon conclusion of this inspection, the Company recorded an additional charge of $1,124,000 within cost of goods sold during the second quarter ended June 30, 2009 bringing the cumulative warranty charge related to this issue to $2,724,000.

For certain manufactured products, the Company maintains a product liability accrual which is adjusted on a monthly basis as a percentage of cost of sales.  This product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims.  The following table illustrates the Company’s product warranty accrual:

(in thousands)
Balance at December 31, 2009	$3,367
Additions to warranty liability	554
Warranty liability utilized	(1,910)
Balance at June 30, 2010	$2,011

Included within the above table is the remaining concrete tie warranty related to the previously discussed cracked concrete tie charges of approximately $819,000 as of June 30, 2010.  While the Company believes this is a reasonable estimate of this potential warranty claim, this estimate could change due to new information and future events.  We have had recent discussions with a large customer regarding additional ties that this customer contends are damaged ties subject to warranty replacement.  We believe that most of these ties are either structurally sound or damaged due to causes other than those which would require warranty replacement.  Based upon our preliminary assessment, we do not believe that these requests for warranty replacements, which relate to ties made with equipment and processes that were replaced in 2005, are valid.  There can be no assurance at this point that future potential costs pertaining to this claim or other potential future claims will not have a material impact on our results of operations.

At June 30, 2010 the Company had outstanding letters of credit of approximately $803,000.

18. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

In the fourth quarter of 2009, the Company entered into commitments with notional amounts totaling approximately $2,624,000 to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail in first quarter of 2010.  During the first quarter of 2010, the Company determined that the receipt of Canadian funds would not coincide with the purchase commitment and the Company recorded a loss of approximately $59,000 to record this commitment at market.  During the first quarter of 2010, the Company entered into commitments with notional amounts totaling approximately $2,683,000 to sell Canadian funds based on the anticipated receipt of Canadian funds from the aforementioned sale of certain rail in the first quarter of 2010.  This contract matured for a realized gain of approximately $59,000.  These gains and losses were reported as “Other Income” within the Consolidated Statements of Operations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
General

L. B. Foster Company is a leading manufacturer, fabricator and distributor of products for the rail, construction, utility and energy markets.  The Company is comprised of three business segments: Rail products, Construction products and Tubular products.

Recent Developments

On February 16, 2010 we entered into a Merger Agreement with Portec to acquire all of the issued and outstanding shares of Portec’s common stock at a price equal to $11.71 per share, or approximately $112.4 million.  Concurrently with the execution of the Merger Agreement, we also made a cash Tender Offer to purchase all of the shares of Portec.  As of July 29, 2010, Shareholders collectively owning 6,185,458 shares, approximately 64.41% of the outstanding Shares, agreed to tender all such shares and vote in favor of adopting the Merger Agreement.

On May 13, 2010, the Company, Purchaser and Portec executed the First Amendment to the Merger Agreement ("First Amendment") pursuant to which the Drop Dead Date was extended until the close of business on August 31, 2010. The Company and Portec executed a timing agreement dated as of April 29, 2010 with the Antitrust Division pursuant to which the Company and Portec agreed, subject to certain conditions, that they would not consummate the Merger before July 16, 2010, without the Antitrust Division's consent.

On June 24, 2010, the Court of Common Pleas of Allegheny County, Pennsylvania dissolved the preliminary injunction issued on April 21, 2010, which had enjoined the completion of the Company's offer to purchase all of the outstanding Shares of Portec.

On July 30, 2010, in accordance with the terms of the Merger Agreement the Purchaser extended the Offer until 12:00 midnight (one minute after 11:59 p.m.) New York City, New York time on Monday, August 16, 2010, unless further extended.

The Antitrust Division of the US Department of Justice (DOJ) has raised antitrust concerns to the Company's proposed acquisition of Portec. The DOJ has expressed concern that the proposed acquisition may have a potentially anti-competitive effect with respect to the merged company's rail joint business. As a condition to the proposed acquisition, the DOJ may seek various restructuring alternatives which may or may not be acceptable, possibly including the sale of certain assets associated with the merged company's rail joint business.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  This Update provides amendments to FASB ASC 820, “Fair Value Measurements,” that requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, the Update requires entities to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company beginning in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011.  The Update requires only new disclosures and had no impact on our financial statements.

Quarterly Results of Operations

	Three Months Ended		Percent of Total Net Revenues		Percent
	June 30,		Three Months Ended June 30,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Net Sales:
Rail Products	$52,685	$46,362	44.1%	46.7%	13.6%
Construction Products	59,179	47,867	49.5	48.2	23.6
Tubular Products	7,640	5,119	6.4	5.2	49.2
Total Net Sales	$119,504	$99,348	100.0%	100.0%	20.3%

	Three Months Ended		Gross Profit Percentage		Percent
	June 30,		Three Months Ended June 30,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Gross Profit:
Rail Products	$6,839	$2,940	13.0%	6.3%	132.6%
Construction Products	11,917	8,128	20.1	17.0	46.6
Tubular Products	1,545	619	20.2	12.1	149.6
LIFO Credit	452	1,507	0.4	1.5	**
Other	(438)	(362)	(0.4)	(0.4)	21.0
Total Gross Profit	$20,315	$12,832	17.0%	12.9%	58.3%

	Three Months Ended		Percent of Total Net Revenues		Percent
	June 30,		Three Months Ended June 30,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$10,774	$8,612	9.0%	8.7%	25.1%
Interest Expense	241	333	0.2	0.3	(27.6)
Interest Income	(107)	(212)	(0.1)	(0.2)	(49.5)
Equity in Losses of Nonconsolidated Investment	94	-	0.1	-	**
Other Income	(51)	(186)	(0.0)	(0.2)	(72.6)
Total Expenses	10,951	8,547	9.2%	8.6%	28.1%

Income Before Income Taxes	9,364	4,285	7.8%	4.3%	118.5%
Income Tax Expense	3,377	1,633	2.8	1.6	106.8

Net Income	$5,987	$2,652	5.0%	2.7%	125.8%

** Results of calculation are not meaningful for presentation purposes.

Second Quarter 2010 Compared to Second Quarter 2009 – Company Analysis

Net income for the second quarter of 2010 was $0.58 per diluted share which compares favorably to net income for the second quarter of 2009 of $0.26 per diluted share.  The 2010 improvement in gross profit is due principally to negative adjustments of approximately $3.7 million taken in the 2009 period due to concrete tie problems as well as a $2.1 million improvement in manufacturing variances in 2010 as compared to the prior year quarter.

Acquisition costs of approximately $0.7 million, primarily related to our acquisition of Portec, increased bad debts expense of approximately $0.5 million and increased results-driven incentive compensation costs of approximately $1.0 million resulted in increased selling and administrative expenses over the prior year quarter.  Included in net income for the current period is our share of the losses from our equity investment in the joint venture, which is reported as “Equity in Losses of Nonconsolidated Investment.”  As the joint venture had not yet commenced significant revenue-generating activities, we recorded our 45% share of its start-up related expenses for the current quarter.  The decreased effective income tax rate for the second quarter of 2010 to 36.1% from 38.1% in the prior year quarter resulted from an increased domestic manufacturing deduction.

Results of Operations – Segment Analysis

Rail Products

	Three Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$52,685	$46,362	$6,323	13.6%

Gross Profit	$6,839	$2,940	$3,899	132.6
Gross Profit Percentage	13.0%	6.3%	6.6%	104.7%

Second Quarter 2010 Compared to Second Quarter 2009

Our rail distribution and Allegheny Rail Products (ARP) divisions contributed improved sales performance in the 2010 second quarter.  Both of these divisions have experienced an increase in the sales volumes in the current quarter compared to the prior year.  While CXT concrete ties sales increased in the current period, during the second quarter of 2009 the UPRR refused to accept, due to the alleged quality of certain raw materials, certain prestressed concrete railroad ties produced at our Grand Island, NE facility reducing sales by approximately $2.8 million.  Partially offsetting these developments are inconsistent market conditions which have negatively impacted our trackwork division.

The product rejection previously mentioned caused a corresponding negative impact of approximately $2.6 million within our CXT concrete tie gross profit.  Additionally, we recognized an additional $1.1 million tie warranty expense associated with the tie failures first identified in the first quarter of 2009.  Excluding these two prior period issues, the rest of our divisions within the Rail Products segment reported gross profits generally consistent with the prior period.

Construction Products

	Three Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$59,179	$47,867	$11,312	23.6%

Gross Profit	$11,917	$8,128	$3,789	46.6%
Gross Profit Percentage	20.1%	17.0%	3.2%	18.6%

Second Quarter 2010 Compared to Second Quarter 2009

With the exception of the flat results within our fabricated products division, the rest of our Construction Products divisions reported improved sales in the 2010 period, led by our concrete buildings division.  Our concrete buildings division benefitted from significantly increased orders received from federal agencies, much of which is attributable to stimulus legislation.  Improved sales volumes of sheet piling offset declines in sales prices yielding piling sales growth.

All of the divisions within our Construction Products segment experienced margin growth in the current quarter over the prior year period with the exception of our piling division.  Our piling division continues to experience margin pressure in the current highly competitive market, although improved volumes have helped to mitigate this unfavorable impact.  Improved sales volumes are also reducing unfavorable plant expenses throughout the segment.

Tubular Products

	Three Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$7,640	$5,119	$2,521	49.2%

Gross Profit	$1,545	$619	$926	149.6%
Gross Profit Percentage	20.2%	12.1%	8.1%	67.2%

Second Quarter 2010 Compared to Second Quarter 2009

The second quarter of 2010 has yielded growth in new orders having a favorable impact in the volumes at both our coated pipe and threaded products divisions over the prior year quarter.  This increase in sales volumes has positively impacted the gross profit margins within our coated division.  Our threaded products division has experienced margin growth due to improved purchase price variances in 2010 over the prior period.

Year-to-date Results of Operations

	Six Months Ended		Percent of Total Net Revenues		Percent
	June 30,		Six Months Ended June 30,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Net Sales:
Rail Products	$93,745	$102,672	46.5%	51.1%	(8.7	) %
Construction Products	95,381	85,784	47.3	42.7	11.2
Tubular Products	12,380	12,505	6.1	6.2	(1.0)
Total Net Sales	$201,506	$200,961	100.0%	100.0%	0.3%

	Six Months Ended		Gross Profit Percentage		Percent
	June 30,		Six Months Ended June 30,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Gross Profit:
Rail Products	$12,633	$7,462	13.5%	7.3%	69.3%
Construction Products	17,911	15,377	18.8	17.9	16.5
Tubular Products	1,926	2,633	15.6	21.1	(26.9)
LIFO Credit	751	1,757	0.4	0.9	**
Other	(833)	(715)	(0.4)	(0.4)	16.5
Total Gross Profit	$32,388	$26,514	16.1%	13.2%	22.2%

	Six Months Ended		Percent of Total Net Revenues		Percent
	June 30,		Six Months Ended June 30,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$19,967	$17,639	9.9%	8.8%	13.2%
Interest Expense	486	661	0.2	0.3	(26.5)
Interest Income	(181)	(507)	(0.1)	(0.3)	(64.3)
Equity in Losses of Nonconsolidated Investment	241	-	0.1	-	**
Other Income	(153)	(329)	(0.1)	(0.2)	(53.5)
Total Expenses	20,360	17,464	10.1%	8.7%	16.6%

Income Before Income Taxes	12,028	9,050	6.0%	4.5%	32.9%
Income Tax Expense	4,288	3,379	2.1	1.7	26.9

Net Income	$7,740	$5,671	3.8%	2.8%	36.5%

** Results of calculation are not meaningful for presentation purposes.

First Six Months of 2010 Compared to First Six Months of 2009 – Company Analysis

Net income for the first half of 2010 was $0.75 per diluted share, an improvement from net income for the first half of 2009 of $0.55 per diluted share.  The 2010 improvement in gross profit is due principally to negative adjustments of approximately $5.3 million taken in the 2009 period due to concrete tie problems.   We currently estimate a reduction of our LIFO reserve requirements during 2010, as a result of falling inventory prices, and have recorded a pro rata portion of this reserve reduction in cost of goods sold.

The leading causes of the increased Selling and Administrative costs for the first six months of 2010 are acquisition costs of $1.2 million, incentive compensation costs of $0.9 million and bad debt expense of $0.5 million.  A reduction in our outstanding debt, coupled with moderately lower interest rates, lead to a reduction of interest expense over the prior year period.  The reduction in interest income was due to weak interest rates earned by our investment portfolio.  Included in net income for the current six months is our share of the losses from our equity investment in the joint venture, which is reported as “Equity in Losses of Nonconsolidated Investment.”  The effective income tax rate for the first six months of 2010 was 35.7% compared to 37.3% in the prior year period.  The decrease was due to an increased domestic manufacturing deduction and the reversal of a reserve previously recorded for an uncertain tax position.

Year-to-date Results of Operations – Segment Analysis

Rail Products

	Six Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$93,745	$102,672	$(8,927)	(8.7)%

Gross Profit	$12,633	$7,462	$5,171	69.3%
Gross Profit Percentage	13.5%	7.3%	6.2%	85.4%

First Six Months of 2010 Compared to First Six Months of 2009

While volumes have remained consistent, lower selling prices within our rail distribution business is the primary contributing factor to the 2010 decrease in Rail Products sales.  Weak industrial market conditions have led to lower new orders within our trackwork division and resulted in lower sales.  Partially offsetting these decreases was the aforementioned 2009 sales return which hampered prior year sales within our CXT concrete ties division and increased ARP sales volumes.

The drivers of the increase in our Rail Products gross profit was the adverse prior year gross profit charges of $2.6 million for the rejected concrete tie sales and $2.7 million for the concrete tie warranty issue.  However, our rail distribution business has been battling market condition-driven lower selling prices leading to lower margin results.

Due to our expectations that Class 1 railroad capital spending will remain at prior year levels, we anticipate continued weakness in our Rail Products Segment sales and gross profit.  However, except for the $5.3 million in concrete tie gross profit charges, our Rail Products segment gross profit would have increased approximately 140 basis points compared to the 2009 period.  We anticipate the industrial market will remain weak in 2010 further hampering our sales of various rail products.  Partially offsetting these weaknesses is our transit products division.  The strong popularity of mass transit systems coupled with stimulus legislation funding has led to an increase in this division’s backlog.

Construction Products

	Six Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$95,381	$85,784	$9,597	11.2%

Gross Profit	$17,911	$15,377	$2,534	16.5%
Gross Profit Percentage	18.8%	17.9%	0.9%	4.8%

First Six Months of 2010 Compared to First Six Months of 2009

Our Construction Products segment experienced sales increases in all of its divisions.  Our concrete building division, realizing benefits from Federal spending partially due to the stimulus legislation, has delivered this segment’s most significant sales growth in 2010.  Additionally, our fabricated bridge division continues to benefit from a renewed focus on improving the nation’s bridge infrastructure.  Finally, while our piling sales volumes have increased over 2009, sales prices have declined due to lower commodity prices and a highly competitive market resulting in flat year over year sales levels.

The volume related increases in our Construction Products gross profit have come from all of the divisions with the notable exception of our piling division.  Our piling division has experienced margin compression due to increased competition.

We have started to see a mixed rebound in our heavy civil and public works construction markets as we experience increased volumes that have been partially offset by declines in pricing.  Finally, while we have seen opportunities generated from the stimulus bill, we do not expect this activity to compensate for the shortfalls created by the economic downturn.

Tubular Products

	Six Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$12,380	$12,505	$(125)	(1.0)%

Gross Profit	$1,926	$2,633	$(707)	(26.9)%
Gross Profit Percentage	15.6%	21.1%	(5.5)%	(26.1)%

First Six Months of 2010 Compared to First Six Months of 2009

Our Tubular Products segment experienced mixed results during the first six months of 2010.  Our threaded products division benefitted from increased sales volumes also leading to gross profit growth.  Conversely, our coated pipe division suffered from sales volume declines which negatively impacted gross profit.   We continue to expect the markets served by both our coated pipe and threaded products to be challenged throughout 2010.

Liquidity and Capital Resources

Our capitalization is as follows:

Debt:	June 30,	December 31,
(In millions)	2010	2009
Term loan, due May 2011	$11.7	$13.1
Capital leases and interim lease financing	4.2	5.5
IDSI acquisition notes	1.9	-
Total Debt	17.8	18.6

Equity	242.1	232.6

Total Capitalization	$259.9	$251.2

Total debt as a percentage of capitalization was approximately 6.8% as of June 30, 2010 compared to 7.4% at December 31, 2009.  This measure reflects a strong financial position as there is minimal leverage and our cash balance covers debt by approximately a multiple of 7.4 times, exclusive of the impact that the successful closing of the Portec acquisition would have on our cash balances.

Our need for liquidity relates primarily to seasonal working capital requirements, capital expenditures, common stock repurchases, debt service obligations and acquisitions.

The following liquidity and capital resources discussion is as of June 30, 2010 and does not take into account the February 2010 announced merger agreement between us and Portec.  Based on our tender offer, we propose to acquire the outstanding shares of Portec for $11.71 per share, or approximately $112.4 million in cash.  We plan to fund this acquisition with our available cash and cash equivalents.

The following table summarizes the year-to-date impact of these items:

	June 30,
(In millions)	2010	2009
Liquidity needs:
Working capital and other assets and liabilities	$4.3	$0.4
Common stock purchases	-	(1.9)
Capital expenditures	(2.7)	(2.3)
JV capital contributions	(0.5)	(0.7)
IDSI acquisition	(5.1)	-
Scheduled repayments of long-term debt	(1.4)	(1.4)
Other long-term debt scheduled repayments	(1.4)	(1.6)
Cash interest paid	(0.4)	(0.6)
Net liquidity requirements	(7.2)	(8.1)

Liquidity sources:
Internally generated cash flows before interest paid	12.8	11.0
Equity transactions	0.9	0.1
Net liquidity sources	13.7	11.1

Net Change in Cash	$6.5	$3.0

Cash Flow from Operating Activities

During the first half of 2010, cash flows from operations provided $16.7 million, an increase of $5.9 million compared to the first half of 2009.  Net income and adjustments to net income provided $12.4 million for the 2010 period.  Working capital provided $4.3 million, an increase of $3.9 million over the prior year period.

Cash Flow from Investing Activities

We funded a portion of the $7.0 million to acquire IDSI through cash payments totaling $5.1 million with the residual by issuing notes payable of $1.0 million due on the first and second anniversary of the closing.  We contributed an additional $0.5 million in capital to the joint venture as part of our required capital contributions compared to $0.7 million in the prior year period.  Capital expenditures were $2.7 million for the first six months of 2010 compared to $2.3 million for the same 2009 period.  Current period expenditures were primarily used for facilities maintenance and technology infrastructure.  We anticipate total capital spending in 2010 will range between $6.0 million and $7.0 million and will be funded by cash flow from operations.

Cash Flow from Financing Activities

The decrease in cash used by financing activities in 2010 as compared to 2009 is due to the absence of any purchases pursuant to our share repurchase program.  Also contributing to this decrease were the cash flows from the exercise of stock options.

Financial Condition

We continue to see inconsistent opportunities generated from the Federal stimulus legislation primarily in our transit and concrete buildings divisions.  We expect funding activity to decrease and, as a result, this activity is not expected to compensate for the shortfalls created by the current economic downturn that began to affect us in the fourth quarter of 2008.

We do, however, operate in this period of uncertainty in an extremely strong financial position.  As of June 30, 2010, we had approximately $131.3 million in cash and short-term instruments and a revolving credit facility with approximately $69.4 million of availability while carrying only $17.8 million in total debt.  We believe this capacity will afford us the flexibility to take advantage of opportunities that we may encounter and weather the current economic downturn.

Included within cash and cash equivalents are primarily investments in tax-free and taxable money market funds and bank certificates of deposit.  The money market funds include municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds all of which maintain AAA credit ratings.  Our priority continues to be the maintenance of our principal balances.

We also have a revolving credit agreement which expires in May 2011 and provides for up to $90.0 million in borrowings to support our working capital and other liquidity requirements.  Borrowings under this agreement are secured by substantially all the trade receivables and inventory owned by us, and are limited to 85% of eligible receivables and 60% of eligible inventory.

Under the term loan, we had $11.7 million outstanding at June 30, 2010 all of which was classified as current.  Revolving credit facility borrowings placed in LIBOR contracts are priced at prevailing LIBOR rates, plus 1.25%.  Borrowings placed in other tranches are priced at the prevailing prime rate, minus 1.00%.  The term loan base rate spread is fixed at prime minus 0.75% and the LIBOR spread is fixed at plus 1.50%.  As of June 30, 2010 we were in compliance with all of the Agreement’s covenants.  We anticipate that we will renegotiate our current revolving credit facility and replace it with a new facility during 2010.

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

Outlook

Our businesses and results of operations have been impacted by the downturn in the global economy.  We believe that the recession, continued credit concerns and expected reductions in federal and state government tax receipts will present challenges to many of the end markets to which we sell.  As a result of continued soft demand for certain of our products as well as heightened competition, we expect to battle margin compression for at least the next three months.  We expect to be challenged in 2010 by moderating sales volumes, production volumes and heightened competition caused by the recessionary economic environment.  However, we also expect to be profitable and to generate positive cash flow.  We believe that when conditions do improve the markets we participate in will be poised to benefit.  We continue to navigate through this period of uncertainty in an extremely strong financial position.

We have received increased orders from the Union Pacific Railroad (UPRR) for concrete ties at both our Grand Island, NE and Tucson, AZ facilities increasing capacity to approximately 70%.  We are actively pursuing, albeit in a difficult industrial market, product sales opportunities to other third parties at both of these locations.

During 2009 we recorded approximately $2.7 million in warranty charges related to in-track failures of concrete railroad ties.   While we believe this is a reasonable estimate of this potential warranty claim, this estimate could change due to new information and future events.  We have had recent discussions with the UPRR regarding additional ties that this customer contends are damaged ties subject to warranty replacement.  We believe that most of these ties are either structurally sound or damaged due to causes other than those which would require warranty replacement.  Based upon our preliminary assessment, we do not believe that these communications requesting warranty replacements, which relate to ties made with equipment and processes that were replaced in 2005, are valid.  There can be no assurance, however, at this point that future potential costs pertaining to this claim or other potential future claims will not have a material impact on our results of operations.

Our agreement with the UPRR includes their purchasing concrete ties from our Grand Island, NE facility through 2010 and our Tucson, AZ facility through 2012.  We are currently negotiating a short-term extension to our supply agreement with the UPRR at our Grand Island, NE location.  However, we are unsure as to how the aforementioned warranty issue may impact this negotiation or the relationship we currently have with the UPRR.

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

We entered into a joint venture to manufacture, market and sell various products for the energy, utility and construction markets.  In connection with the joint venture agreement we were required to make capital contributions of $1.9 million.  No assurances can be given that additional capital contributions will not be required or that the joint venture will perform in accordance with our expectations.

Although backlog is not necessarily indicative of future operating results, total Company backlog at June 30, 2010, was approximately $207.2 million, a 16.1% and 41.1% increase compared to December 31, 2009 and June 30, 2009, respectively.  The following table provides the backlog by business segment:

	Backlog
	June 30,	December 31,	June 30,
(In thousands)	2010	2009	2009
Rail Products	$78,180	$54,505	$57,499
Construction Products	123,408	120,845	85,000
Tubular Products	5,654	3,221	4,338
Total Backlog	$207,242	$178,571	$146,837

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

Forward-Looking Statements

There are no assurances regarding the timing of the closing of the merger agreement involving L. B. Foster and Portec and the expected benefits of the transaction, including potential synergies and cost savings, future financial and operating results, and the combined company's plans and objectives. Risks and uncertainties include the satisfaction of closing conditions for the acquisition, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act; the risk that the US Department of Justice may impose conditions on the Portec acquisition that are unacceptable to the Company; the tender of sixty-five percent of the outstanding shares of common stock of Portec Rail Products, Inc., calculated on a fully diluted basis; the possibility that the transaction will not be completed, or if completed, not completed on a timely basis; the potential that market segment growth will not follow historical patterns or be otherwise unsatisfactory; general industry conditions and competition; business and economic conditions, such as interest rate and currency exchange rate fluctuations; technological advances and patents attained by competitors; and domestic and foreign governmental laws and regulations. L.B. Foster can give no assurance that any of the transactions related to the tender offer will be completed or that the conditions to the tender offer and the merger will be satisfied.

There are no assurances that the purchase of IDSI will result in improved operating results.

Statements relating to the value of the Company’s share of potential future contingent payments related to the DM&E merger with the Canadian Pacific Railway Limited (CP) are forward-looking statements and are subject to numerous contingencies and risk factors.  The CP has stated that it may take years for it to determine whether to construct the Powder River Basin Expansion Project.

Our agreement with the UPRR includes their purchasing concrete ties from our Grand Island, NE facility through 2010 and our Tucson, AZ facility through 2012.  We are currently negotiating a short-term extension to our supply agreement with the UPRR at our Grand Island, NE location.  However, we are unsure as to how the aforementioned warranty issue may impact this negotiation or the relationship we currently have with the UPRR.

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

Item 4. CONTROLS AND PROCEDURES

a)
L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

b)
There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 17, “Commitments and Contingent Liabilities”, to the Condensed Consolidated Financial Statements.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no purchases of its equity securities for the three or six month periods ended June 30, 2010.  Purchases under the following plan have not been suspended:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
		Average	Purchased as	that May Yet Be
	Total Number	Price	Part of Publicly	Purchased Under
	Of Shares	Paid per	Announced Plans	the Plans
	Purchased (1)	Share	or Programs	or Programs
As of June 30, 2010	951,673	$29.78	951,673	$11,654,894

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

2.1
First Amendment to Agreement and Plan of Merger, dated as of May 13, 2010, by and among Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company filed as Exhibit 2.1 to Form 8-K on May 13, 2010.

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

10.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

10.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.

10.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

10.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

10.12.5	Sixth Amendment dated May 9, 2006 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2006.

10.12.6	Seventh Amendment dated April 28, 2008 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.6 to Form 8-K on May 2, 2008.

10.12.7	Eighth Amendment dated July 6, 2010 to lease between CXT Incorporated and Park SPE, LLC filed as Exhibit 10.12.7 to Form 8-K on July 7, 2010.

10.13	Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

10.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2007.

10.14	Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.

10.15	Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, and filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.15.1	Industry Track Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

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

10.19.2	Third Amendment dated July 6, 2010 to lease between CXT Incorporated and Park SPE, LLC filed as Exhibit 10.19.2 to Form 8-K on July 7, 2010.

10.20	Equipment Purchase and Service Agreement by and between the Registrant and LaBarge Coating LLC, dated July 31, 2003, and filed as Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2003.

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

10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

10.25	Asset Purchase Agreement between Interlocking Deck Systems International, LLC and the Registrant dated March 23, 2010 filed as Exhibit 10.25 to Form 8-K on March 29, 2010.

10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-Q for the quarter ended June 30, 2005. **

10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-Q for the quarter ended June 30, 2005. **

10.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 8-K on May 31, 2006. **

10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2005. **

10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2005. **

10.46	Leased Vehicle Plan as amended and restated on September 1, 2007, filed as Exhibit 10.46 to Form 10-Q for the quarter ended September 30, 2007. **

10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2009, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2008. **

10.53	Directors’ resolution dated March 6, 2008, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 10-Q for the quarter ended March 31, 2008. **

10.55	Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007. **

10.57.1	2006 Omnibus Plan, as amended and restated March 6, 2008, filed as exhibit 10.57.1 to Form 8-K on March 12, 2008. **

10.58	Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **

10.59	Executive Annual Incentive Compensation Plan, filed as Exhibit 10.59 to Form 8-K on March 12, 2008. **

10.60	Letter agreement on Lee B. Foster II’s retirement, filed as Exhibit 10.59 to Form 8-K on April 22, 2008. **

10.61	Restricted Stock Agreement between Registrant and Stan L. Hasselbusch dated May 28, 2010 filed as Exhibit 10.61 to Form 8-K on June 1, 2010.

10.62	Restricted Stock Agreement between Registrant and David J. Russo dated May 28, 2010 filed as Exhibit 10.62 to Form 8-K on June 1, 2010.

19	Exhibits marked with an asterisk are filed herewith.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________________

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date: August 9, 2010	By: /s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial and Accounting Officer and Treasurer
(Duly Authorized Officer of Registrant)