Form 10-Q
period 2010-11-08
FOSTER L B CO
filed 2010-11-08
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2010
Common Stock, Par Value $.01	10,245,964 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$144,183	$124,845
Accounts and notes receivable:
Trade	62,355	59,062
Other	32	2,116
	62,387	61,178
Inventories	94,688	98,982
Current deferred tax assets	3,671	3,678
Prepaid income taxes	711	248
Other current assets	1,220	1,161
Total Current Assets	306,860	290,092

Property, Plant & Equipment - At Cost	106,617	102,289
Less Accumulated Depreciation	(71,164)	(64,882)
	35,453	37,407

Other Assets:
Goodwill	3,211	350
Other intangibles - net	1,663	25
Investments	4,053	3,358
Deferred tax assets	1,573	1,574
Other assets	1,320	362
Total Other Assets	11,820	5,669
TOTAL ASSETS	$354,133	$333,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of other long-term debt	$2,745	$2,787
Current maturities of long-term debt, term loan	10,952	2,619
Accounts payable - trade	43,549	52,777
Deferred revenue	25,309	9,062
Accrued payroll and employee benefits	6,283	6,106
Other accrued liabilities	6,025	6,409
Total Current Liabilities	94,863	79,760

Long-Term Debt, Term Loan	-	10,476
Other Long-Term Debt	2,702	2,721
Deferred Tax Liabilities	1,956	1,893
Other Long-Term Liabilities	5,559	5,726

STOCKHOLDERS' EQUITY:
Common stock, issued 10,245,964 shares at 9/30/2010
and 10,255,855 shares at 12/31/2009	111	111
Paid-in capital	47,109	47,660
Retained earnings	227,040	212,787
Treasury stock - at cost, Common Stock, 845,423 shares
at 9/30/2010 and 927,423 shares at 12/31/2009	(24,929)	(27,574)
Accumulated other comprehensive loss	(278)	(392)
Total Stockholders' Equity	249,053	232,592
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$354,133	$333,168

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net Sales	$125,561	$97,888	$327,067	$298,849
Cost of Goods Sold	105,519	80,130	274,637	254,577
Gross Profit	20,042	17,758	52,430	44,272

Selling and Administrative Expenses	9,858	9,068	29,825	26,707
Interest Expense	211	328	697	989
Interest Income	(114)	(169)	(295)	(676)
Gain on Sale of Marketable Securities	-	(1,194)	-	(1,194)
Equity in Losses of Nonconsolidated Investments	31	-	272	-
Other Income	(46)	(116)	(199)	(445)
	9,940	7,917	30,300	25,381

Income Before Income Taxes	10,102	9,841	22,130	18,891

Income Tax Expense	3,589	3,697	7,877	7,076

Net Income	$6,513	$6,144	$14,253	$11,815

Basic Earnings Per Share	$0.64	$0.60	$1.40	$1.16

Diluted Earnings Per Share	$0.63	$0.60	$1.38	$1.15

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Nine Months
	Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)

Net income	$14,253	$11,815
Adjustments to reconcile net income to net cash provided
by operating activities:
Deferred income taxes	7	(4)
Depreciation and amortization	6,640	6,466
Equity in losses of nonconsolidated investments	272	-
Gain on sale of marketable securities	-	(1,194)
Loss on sale of property, plant and equipment	1	14
Deferred gain amortization on sale-leaseback	(161)	(161)
Stock-based compensation	1,199	737
Excess tax benefit from share-based compensation	(623)	(128)
Unrealized loss on derivative mark-to-market	11	32

Change in operating assets and liabilities:
Accounts receivable	(1,209)	12,545
Inventories	5,212	5,930
Other current assets	75	(201)
Prepaid income tax	160	(119)
Other noncurrent assets	85	4
Accounts payable - trade	(9,228)	(14,973)
Deferred revenue	16,247	333
Accrued payroll and employee benefits	177	(2,388)
Other current liabilities	(384)	(717)
Other liabilities	(79)	28
Net Cash Provided by Operating Activities	32,655	18,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property, plant and equipment	(4,064)	(4,773)
Acquisitions	(5,050)	-
Capital contributions to equity method investment	(800)	(1,250)
Proceeds from sale of marketable securities	-	2,115
Proceeds from sale of property, plant and equipment	-	1
Net Cash Used by Investing Activities	(9,914)	(3,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt, term loan	(2,143)	(2,143)
Repayments of other long-term debt	(2,155)	(3,355)
Proceeds from exercise of stock options and stock awards	272	65
Excess tax benefit from share-based compensation	623	128
Treasury stock acquisitions	-	(1,863)
Net Cash Used by Financing Activities	(3,403)	(7,168)

Net Increase in Cash and Cash Equivalents	19,338	6,944

Cash and Cash Equivalents at Beginning of Period	124,845	115,074
Cash and Cash Equivalents at End of Period	$144,183	$122,018

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$605	$871
Income Taxes Paid	$7,766	$9,624

The Company financed $0.1 million in certain capital expenditures through the execution of capital leases during the first nine months of 2010. There were no such expenditures during the 2009 period.

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

The following table illustrates revenues and profits of the Company by segment:

	Three Months Ended,		Nine Months Ended,
	September 30, 2010		September 30, 2010
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit	Sales	Profit
Rail products	$54,897	$3,256	$148,642	$8,255
Construction products	62,845	5,873	158,226	14,199
Tubular products	7,819	1,515	20,199	2,319
Total	$125,561	$10,644	$327,067	$24,773

	Three Months Ended,		Nine Months Ended,
	September 30, 2009		September 30, 2009
	Net	Segment	Net	Segment
(in thousands)	Sales	Profit/(Loss)	Sales	Profit
Rail products	$42,776	$1,186	$145,448	$137
Construction products	51,868	4,264	137,652	9,593
Tubular products	3,244	(1,137)	15,749	267
Total	$97,888	$4,313	$298,849	$9,997

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2009.

The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Income for reportable segments	$10,644	$4,313	$24,773	$9,997
Cost of capital for reportable segments	3,950	4,436	12,006	14,135
Interest expense	(211)	(328)	(697)	(989)
Interest income	114	169	295	676
Gain on sale of marketable securities	-	1,194	-	1,194
Equity in losses of nonconsolidated investments	(31)	-	(272)	-
Other income	46	116	199	445
LIFO credit	673	4,918	1,424	6,675
Corporate expense and other unallocated charges	(5,083)	(4,977)	(15,598)	(13,242)
Income before income taxes	$10,102	$9,841	$22,130	$18,891

4. ACQUISITIONS

Interlocking Deck Systems International, LLC

On March 23, 2010, the Company purchased, pursuant to an Asset Purchase Agreement (Purchase Agreement), certain assets of Interlocking Deck Systems International, LLC (IDSI) for $7,000,000.  The purchase price was $5,050,000 in cash paid on the closing date and $1,000,000 payable on the first anniversary of the closing, as defined in the Purchase Agreement, and $950,000 payable on the second anniversary of the closing, with the deferred payment obligations being embodied in a promissory note.  No liabilities were assumed in this acquisition. The proforma results for this acquisition are not material to the Company’s financial results.

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

(in thousands)
Equipment	$1,241
Inventory	918
Proprietary software	90
Non-compete agreements and other intangible assets	1,830
Goodwill	2,861
Net assets acquired	$6,940

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

The amount allocated to goodwill reflects the premium paid for the right to control the business acquired and synergies the Company expects to realize from expanding its steel bridge decking business and from eliminating redundant selling and administrative responsibilities and workforce efficiencies.  The goodwill is deductible for tax purposes and has been allocated to the Construction Products Segment.

Pursuant to the Purchase Agreement, other than the specifically identified assets included above, no other assets or liabilities of IDSI were included in the acquisition.  Acquisition costs were approximately $7,000 and $24,000 for the three and nine month periods ended September 30, 2010 and were classified as “Selling and administrative expenses.”

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

On May 13, 2010, the Company, Purchaser and Portec executed the First Amendment to the Merger Agreement (First Amendment) pursuant to which the Drop Dead Date was extended until the close of business on August 31, 2010.

The Antitrust Division of the US Department of Justice (DOJ) raised antitrust concerns to the Company's proposed acquisition of Portec. The DOJ has expressed concern that the proposed acquisition may have a potentially anti-competitive effect with respect to the rail joint business. As a condition to the proposed acquisition, the DOJ is requiring restructuring alternatives, primarily the sale of certain assets associated with Portec's rail joint business.

On August 30, 2010, the Company entered into the Second Amendment (Amendment No. 2) to the Merger Agreement as amended by the First Amendment.  Amendment No. 2 increased the Offer price to $11.80 per Share. Consummation of the Offer by Purchaser is subject to certain conditions, including the condition that the number of Shares that have been validly tendered and not withdrawn together with the number of Shares then owned by the Company or any of its subsidiaries, represents at least 65% of the total number of outstanding Shares, on a fully diluted basis (Minimum Condition).

The Merger Agreement provided that either Portec or the Company may terminate the Merger Agreement if the Company has not accepted for payment a number of Shares equal to the Minimum Condition by the earlier of the expiration of the Offer in accordance with its terms or the close of business on August 31, 2010 (Drop Dead Date). Pursuant to Amendment No. 2, the Drop Dead Date was extended to the close of business on December 30, 2010.

In addition to extending the Drop Dead Date, Amendment No. 2 defines a "Permitted Divestiture" as the divestiture upon terms that are usual and customary with respect to divestitures required by the Antitrust Division of the Department of Justice, of (i) Portec's Huntington, West Virginia facility, (ii) the tangible assets used primarily in connection with Portec's bonded insulated rail joints (assemblies and kits), Thermabond insulated joint kits, polyurethane coat insulated rail joints, end posts, poly gage and tie plates, fiberglass (CyPly) joint kits, plastic insulation joint kits and plastic and canvas insulated gage plates, standard joints, compromise and transition joints, and Weldmate joint bars, and (iii) Portec's intangible assets used primarily in connection with, or necessary in the production of, the foregoing products; but not including the tangible and intangible assets used in connection with the lubrication and friction management business, the shipping systems division business, the curv bloc business and the car repair business.

Amendment No. 2 provides that the Company will be obligated to pay a termination fee of $2,000,000 to Portec if either the Company or Portec terminates the Merger Agreement and (i) the Minimum Condition was satisfied as of the expiration of the Offer, (ii) no order or decree was entered by a court of competent jurisdiction after August 30, 2010 which enjoined the Offer, (iii) Portec was not at the time of termination in breach of any representation or warranty that is reasonably expected to result in a Material Adverse Effect, (iv) Portec’s directors determines that another bidder has offered terms superior to those offered by the Company, or (v) Portec had reasonably cooperated with the Company in the Company’s efforts to effectuate a Permitted Divestiture or any other divestiture.

On September 30, 2010, Purchaser extended the Offer until 12:00 midnight (one minute after 11:59 p.m.) New York City, New York time on Monday, November 15, 2010, unless further extended.

Acquisition costs were approximately $82,000 and $1,237,000 for the three and nine month periods ended September 30, 2010 and were classified as “Selling and administrative expenses.”

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the nine month period ended September 30, 2010 is as follows (in thousands):

(in thousands)
Balance at December 31, 2009	$350
Goodwill from acquisition of IDSI	2,861
Balance at September 30, 2010	$3,211

The goodwill from the IDSI acquisition is included in the Construction Products segment.

The components of the Company’s intangible assets are as follows:

	September 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Non-compete agreements and other intangible assets	$2,180	$(533)	$350	$(350)
Patents	125	(109)	125	(100)
	$2,305	$(642)	$475	$(450)

In connection with the acquisition of IDSI, the Company preliminarily recorded $1,830,000 of additional non-compete agreements and other intangible assets.  The IDSI intangible assets are being amortized over a period of 60 months.  The amount recorded as non-compete agreements and other intangible assets is an estimate as of September 30, 2010 and is subject to adjustment during the measurement period.

As the Company has no indefinite lived intangible assets, all intangible assets are amortized over their useful lives ranging from 5 to 10 years.  Amortization expense for the three and nine month periods ending September 30, 2010 was approximately $95,000 and $192,000, respectively.  Amortization expense for the three and nine month periods ending September 30, 2009 was approximately $3,000 and $9,000, respectively.  Estimated amortization expense over the succeeding five years is as follows:

(In thousands)
2010	$95
2011	379
2012	366
2013	366
2014	366
Thereafter	91
$1,663

6. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required.  Credit terms are consistent with industry standards and practices.  Trade accounts receivable at September 30, 2010 and December 31, 2009 have been reduced by an allowance for doubtful accounts of ($1,386,000) and ($1,055,000), respectively.

7. INVENTORIES

Inventories of the Company at September 30, 2010 and December 31, 2009 are summarized in the following table:

	September 30,	December 31,
(in thousands)	2010	2009
Finished goods	$85,228	$92,190
Work-in-process	7,024	7,814
Raw materials	18,069	16,049

Total inventories at current costs	110,321	116,053
Less:
LIFO reserve	(8,853)	(10,277)
Inventory valuation reserve	(6,780)	(6,794)
	$94,688	$98,982

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

8. INVESTMENTS

Investments of the Company at September 30, 2010 and December 31, 2009 are summarized in the following table:
	September 30,	December 31,
(in thousands)	2010	2009
Available-for-sale marketable equity securities	$2,125	$1,958
Equity method investment	1,928	1,400
	$4,053	$3,358

Additional information regarding the Company’s marketable securities is as follows:

September 30, 2010
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Available-for-sale marketable equity securities	$794	$1,331	$-	$2,125

December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)
Available-for-sale marketable equity securities	$794	$1,164	$-	$1,958

9. INVESTMENT IN JOINT VENTURE

The Company completed the formation of a joint venture with L B Industries, Inc. and James Legg for a period of 9.5 years commencing May 2009.  The Company, along with L B Industries, Inc., has a 45% ownership interest in the joint venture, L B Pipe & Coupling Products, LLC (JV), which commenced operations in January 2010.  The venture manufactures, markets and sells various products for the energy, utility and construction markets.  In August 2010 the Company contributed an additional $300,000, in connection with an amendment to the JV agreement, raising its capital contributions to $2,200,000.

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

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the venture’s gains or losses, and its net investment in the direct financing lease covering the facility used by the JV for its operations.  The carrying amounts with the maximum exposure to loss of the Company at September 30, 2010 are as follows:

(in thousands)
Equity method investment	$1,928
Net investment in direct financing lease	1,023
$2,951

The Company is leasing 5 acres of land and a facility to the JV over a period of 9.5 years, with a 5.5 year renewal period.  Monthly rent over the term of the lease is approximately $10,000, with a balloon payment of approximately $488,000 which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease.  This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” At September 30, 2010, the Company maintained a net investment in this direct financing lease of approximately $1,023,000.

The Company recorded equity in the losses of the JV, under a consistent one-month reporting lag, of approximately $31,000 and $272,000 for the three and nine month periods ended September 30, 2010.

10. DEFERRED REVENUE

Deferred revenue consists of customer payments received for which the sales process has been substantially completed but the right to recognize revenue has not yet been met.  Deferred revenue as of September 30, 2010 related primarily to one customer.  The Company has significantly fulfilled its obligations under the contract and the customer has paid, but due to the Company’s continuing involvement with the material while in storage, revenue is precluded from being recognized until the customer takes possession.

11. BORROWINGS

The Company’s maximum credit line is $90,000,000 under a fourth amendment to the Amended and Restated Revolving Credit and Security Agreement (Agreement) with a syndicate of three banks led by PNC Bank, N.A.  The revolving credit facility is secured by substantially all of the trade receivables and inventory owned by the Company.  Revolving credit facility availability under the Agreement is limited by the amount of eligible accounts receivable and inventory, applied against certain advance rates, and is limited to 85% of eligible receivables and 60% of eligible inventory.  Additionally, the fourth amendment established a $20,000,000 term loan that was immediately applied to pay down existing amounts outstanding on the revolving credit facility.  The term loan is being amortized on a term of seven years with a balloon payment on the remaining outstanding principal due at the maturity of the Agreement, May 2011.  If average availability should fall below $10,000,000 over a 30-day period, the loans become immediately secured by a lien on the Company’s equipment that is not encumbered by other liens.

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

As of September 30, 2010, the Company was in compliance with all of the Agreement’s covenants.

Under the term loan, the Company had $10,952,000 outstanding at September 30, 2010 none of which was classified as noncurrent.  At December 31, 2009 the Company had $13,095,000 outstanding of which $10,476,000 was noncurrent.

At September 30, 2010, there were no outstanding borrowings under the revolving credit facility and the Company had approximately $71,553,000 in unused borrowing availability.

The Company’s ability to pay cash dividends is limited by the Agreement.

12. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except earnings per share)	2010	2009	2010	2009
Numerator:
Numerator for basic and diluted earnings per common share -
net income available to common stockholders:	$6,513	$6,144	$14,253	$11,815
Denominator:
Weighted average shares	10,246	10,160	10,203	10,170
Denominator for basic earnings per common share	10,246	10,160	10,203	10,170

Effect of dilutive securities:
Employee stock options	56	99	76	100
Other stock compensation plans	52	33	45	45
Dilutive potential common shares	108	132	121	145
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversions	10,354	10,292	10,324	10,315
Basic earnings per common share	$0.64	$0.60	$1.40	$1.16
Diluted earnings per common share	$0.63	$0.60	$1.38	$1.15

13. STOCK-BASED COMPENSATION

The Company applies the provisions of ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation.  Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period.  The Company recorded stock compensation expense of $400,000 and $192,000 for the three month periods ended September 30, 2010 and 2009, respectively, and $1,199,000 and $737,000 for the nine month periods ended September 30, 2010 and 2009, respectively, related to stock option awards, restricted stock awards and performance unit awards as discussed below.

Stock Option Awards

The Company recorded no stock compensation expense related to stock option awards for the three and nine month periods ended September 30, 2010.  The Company recorded stock compensation expense of $25,000 for the nine month period ended September 30, 2009 with related deferred tax benefits of $9,000.  There was no expense recorded related to stock option awards during the three month period ended September 30, 2009.

There were no nonvested awards at September 30, 2010 and 2009.  There were no stock options granted during the first nine months of 2010 or 2009.

At September 30, 2010 and 2009, common stock options outstanding under the plans had option prices ranging from $2.75 to $14.77, with a weighted average exercise price of $6.68 and $5.60 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding at September 30, 2010 and 2009 was 2.8 and 2.9 years, respectively.

Options exercised during the nine month period ended September 30, 2010 totaled 70,000 shares.  The weighted average exercise price per share of the options exercised during the nine month period ended September 30, 2010 was $3.90.  The total intrinsic value of options exercised during the nine month period ended September 30, 2010 was $1,638,000.  There were no options exercised during the three month period ended September 30, 2010.  Options exercised during the three and nine month periods ended September 30, 2009 totaled 8,250 and 13,750 shares, respectively.  The weighted average exercise price per share of the options exercised during the nine month period ended September 30, 2009 was $4.73.  The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2009 was $207,000 and $359,000, respectively.

A summary of the option activity as of September 30, 2010 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding and Exercisable at January 1, 2010	180,950	$5.60	2.7	-
Granted	-	-	-	-
Canceled	-	-	-	-
Exercised	(70,000)	3.90	-	-
Outstanding and Exercisable at September 30, 2010	110,950	$6.68	2.8	$2,469,747

The total intrinsic value of options outstanding and exercisable at September 30, 2009 was $4,520,000.

Shares issued as a result of stock option exercises generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

Restricted Stock Awards

During the nine month periods ended September 30, 2010 and 2009 there were 12,000 and 10,500, respectively, fully vested restricted stock awards granted to the outside directors of the Company.  The weighted average fair value per share of these restricted stock awards was $28.32 and $29.89, respectively.  Compensation expense recorded by the Company related to these restricted stock awards was approximately $340,000 and $314,000, respectively, for the nine month periods ended September 30, 2010 and 2009.

A summary of the restricted stock awards activity as of September 30, 2010 is presented below.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Restricted	Fair	Contractual	Fair
	Shares	Value	Term	Value
Outstanding at January 1, 2010	-	$-	-	$-
Granted	12,000	28.32	-	339,840
Vested	(12,000)	28.32	-	(339,840)
Canceled	-	-	-	-
Outstanding at September 30, 2010	-	$-	-	$-

For the nine month periods ended September 30, 2010 and 2009, the Company granted approximately 32,000 and 18,000 shares, respectively, of restricted stock to individuals who are not outside directors:

			Aggregate
		Grant Date	Fair
Grant Date	Units	Fair Value	Value	Vesting Date
March 3, 2009	17,561	$20.63	$362,283	March 3, 2013
March 3, 2010	12,185	31.92	388,945	March 3, 2014
May 28, 2010	2,500	28.07	70,175	February 28, 2012
May 28, 2010	17,500	28.07	491,225	May 28, 2014

Performance Unit Awards

Under separate three year incentive programs pursuant to the 2006 Omnibus Plan, as amended, the Company granted the following performance units during the nine month periods ended September 30:

				Aggregate
			Grant Date	Fair
Incentive Plan	Grant Date	Units	Fair Value	Value	Vesting Date
2009 - 2011	March 3, 2009	52,672	$20.63	$1,086,623	March 3, 2012
2010 - 2012	March 2, 2010	36,541	31.83	1,163,100	March 2, 2013

These awards can be earned based upon the Company’s performance relative to performance conditions established under the programs.  These awards are subject to forfeiture, cannot be transferred until four years after their grant date and will be converted into common stock of the Company based upon conversion multiples as defined in the underlying plan.  The aggregate fair value in the above table is based upon reaching 100% of the performance targets as defined in the underlying plan.  The number of shares awarded under the 2010 – 2012 Three Year Incentive Plan was determined using an average grant date fair value of $29.39 over a ten day period in February 2010.  The number of shares awarded under the 2009 – 2011 Three Year Incentive Plan was determined using an average grant date fair value of $23.21 over a ten day period in February 2009.

For restricted stock awards granted to the non-outside directors and the performance unit awards, the Company recorded compensation expense of $400,000 and $192,000, respectively, for the three month periods ended September 30, 2010 and 2009.  For the nine month periods ended September 30, 2010 and 2009, the Company recorded compensation expense of $859,000 and $398,000, respectively, for these awards.  Shares issued as a result of restricted stock awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

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

Defined Benefit Plans

Net periodic pension costs for both plans for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Service cost	$7	$7	$20	$21
Interest cost	66	65	199	195
Expected return on plan assets	(71)	(57)	(212)	(171)
Prior service cost	-	1	-	3
Recognized net actuarial loss	27	35	79	105
Net periodic benefit cost	$29	$51	$86	$153

The Company contributed approximately $89,000 to its defined benefit plans in 2010.

Defined Contribution Plans

The Company has a defined contribution plan that covers all non-union hourly and all salaried employees. This plan permits both pretax and after-tax employee contributions. Participants can contribute, subject to statutory limitations, between 1% and 75% of eligible pre-tax pay and between 1% and 100% of eligible after-tax pay.  The Company's employer match is 100% of the first 1% of deferred eligible compensation and, based on years of service, up to 50% of the next 6% of deferred eligible compensation, for a total maximum potential match of 4%.  The Company may also make discretionary contributions to the Plan.  The expense associated with this plan for the three and nine month periods ended September 30, 2010 was $327,000 and $1,109,000, respectively.  The expense associated with this plan for the three and nine month periods ended September 30, 2009 was $483,000 and $1,236,000, respectively.

The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas.  The expense associated with this active plan for the three month periods ended September 30, 2010 and 2009 was $9,000 and $8,000, respectively, and $25,000 and $24,000 for the nine month periods ended September 30, 2010 and 2009, respectively.

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

IDSI acquisition notes.  The Company issued non-interest bearing notes associated with its acquisition of IDSI.  The Company determined the fair value of these notes by computing the present value of the note payments using an interest rate formula applicable to the Company’s long-term debt.  The short-term note is included within “Current maturities of other long-term debt”, the long-term note is included within “Other long-term debt" and are classified in Level 2 of the fair value hierarchy.

Derivative contracts.  The Company uses significant other observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets to determine the fair value of its derivative contracts.  These instruments consist of foreign exchange contracts, are included within “Other accrued liabilities,” and are classified in Level 2 of the fair value hierarchy.  Fluctuations in the fair values of derivative instruments are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings.  There were no such instruments as of September 30, 2010.

The following assets and liabilities were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at September 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$133,327	$133,327	$-	$-
Bank certificates of deposit	10,077	10,077	-	-
Cash equivalents at fair value	143,404	143,404	-	-

Available-for-sale securities	2,125	2,125	-	-
Total investments	2,125	2,125	-	-

Total Assets	$145,529	$145,529	$-	$-

Liabilities
IDSI acquisition short-term note	$(990)	$-	$(990)	$-
Total current maturities of other long-term debt	(990)	-	(990)	-

IDSI acquisition long-term note	(921)	-	(921)	-
Total other long-term debt	(921)	-	(921)	-

Total Liabilities	$(1,911)	$-	$(1,911)	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(in thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$109,131	$109,131	$-	$-
Bank certificates of deposit	15,115	15,115	-	-
Cash equivalents at fair value	124,246	124,246	-	-

Available-for-sale securities	1,958	1,958	-	-
Total investments	1,958	1,958	-	-

Total Assets	$126,204	$126,204	$-	$-

Liabilities
Derivatives	$(18)	$-	$(18)	$-
Total other accrued liabilities	(18)	-	(18)	-

Total Liabilities	$(18)	$-	$(18)	$-

16. COMPREHENSIVE INCOME

Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations.  The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Net income	$6,513	$6,144	$14,253	$11,815
Market value adjustments for investments	27	(64)	103	590
Unrealized derivative gains on cash flow hedges	-	-	11	34
Comprehensive income	$6,540	$6,080	$14,367	$12,439

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

On March 2, 2010, Portec was served with a lawsuit related to the Offer and Merger which was filed on February 19, 2010 in the Circuit Court of Kanawha County, West Virginia, and captioned Barbara Petkus v. Portec Rail Products, Inc. et al., against Portec and each of Portec’s directors, on behalf of a purported class of public stockholders of Portec.  The complaint alleges that the director defendants breached their fiduciary duties in connection with the Offer and Merger.  Based on these allegations, the plaintiffs seek, among other relief, preliminary and permanent injunctive relief against the Offer and Merger, direction to the director defendants to properly exercise their fiduciary duties with respect to the Offer and Merger or another transaction, and the costs and expenses for the transaction, including reasonable allowance for attorneys’ and experts’ fess and expenses.  This litigation has been largely inactive.

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

For certain manufactured products, the Company maintains a product liability accrual which is adjusted on a monthly basis as a percentage of cost of sales.  This product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims.  The following table illustrates the Company’s product warranty accrual:

(in thousands)
Balance at December 31, 2009	$3,367
Additions to warranty liability	957
Warranty liability utilized	(2,071)
Balance at September 30, 2010	$2,253

Included within the above table is the remaining concrete tie warranty related to the previously discussed cracked concrete tie charges of approximately $819,000 as of September 30, 2010.  While the Company believes this is a reasonable estimate of this potential warranty claim, this estimate could change due to new information and future events.  We have had recent discussions with a large customer regarding additional ties that this customer contends are damaged ties subject to warranty replacement.  We believe that most of these ties are either structurally sound or damaged due to causes other than those which would require warranty replacement.  Based upon our preliminary assessment, we do not believe that these requests for warranty replacements, which relate to ties made with equipment and processes that were replaced in 2005, are valid.  There can be no assurance at this point that future potential costs pertaining to this claim or other potential future claims will not have a material impact on our results of operations.

At September 30, 2010 the Company had outstanding letters of credit of approximately $959,000.

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

In the fourth quarter of 2008, the Company entered into a commitment with a notional amount of approximately $630,000 to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain rail in the first quarter of 2009.  During the first quarter of 2009, the Company determined that the receipt of Euros would not coincide with the purchase commitment and the Company recorded a loss of approximately $7,000 to record this commitment at market which was reported as “Other Income” within the Consolidated Statements of Operations.

In the first quarter of 2009, the Company entered into commitments with notional amounts totaling approximately $974,000 to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain rail in the second quarter of 2009.  During the second quarter of 2009, these commitments matured for a realized gain of approximately $105,000 which was reported as “Other Income” within the Consolidated Statements of Operations.

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

On August 30, 2010 we entered into the second amendment (Amendment No. 2) to the Merger Agreement.  Amendment No. 2 increased the Offer price to $11.80 per share, extended the Drop Dead Date to the close of business on December 30, 2010 and included a definition of “Permitted Divestiture” which means the divestiture upon terms that are usual and customary with respect to divestitures required by the Antitrust Division of the Justice Department related to Portec’s Huntington, West Virginia facility.

Amendment No. 2 provides that we will be obligated to pay a termination fee of $2.0 million to Portec if either we or Portec terminates the Merger Agreement and (i) the Minimum Condition was satisfied as of the expiration of the Offer, (ii) no order or decree was entered by a court of competent jurisdiction after August 30, 2010 which enjoined the Offer, (iii) Portec was not at the time of termination in breach of any representation or warranty that is reasonably expected to result in a Material Adverse Effect, (iv) Portec’s directors determines that another bidder has offered terms superior to those offered by us, or (v) Portec had reasonably cooperated with us in our efforts to effectuate a Permitted Divestiture or any other divestiture.

On September 30, 2010 we extended the Offer until 12:00 midnight on Monday, November 15, 2010.  As of September 29, 2010, shareholders collectively owning 6,686,741 shares, approximately 69.63% of the outstanding shares, agreed to tender all such shares and vote in favor of adopting the Merger Agreement.

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

Quarterly Results of Operations

	Three Months Ended		Percent of Total Net Revenues		Percent
	September 30,		Three Months Ended September 30,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Net Sales:
Rail Products	$54,897	$42,776	43.7%	43.7%	28.3%
Construction Products	62,845	51,868	50.1	53.0	21.2
Tubular Products	7,819	3,244	6.2	3.3	141.0
Total Net Sales	$125,561	$97,888	100.0%	100.0%	28.3%

	Three Months Ended		Gross Profit Percentage		Percent
	September 30,		Three Months Ended September 30,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Gross Profit:
Rail Products	$6,882	$5,148	12.5%	12.0%	33.7%
Construction Products	10,890	8,927	17.3	17.2	22.0
Tubular Products	2,026	(634)	25.9	(19.5)	419.6
LIFO Credit	673	4,918	0.5	5.0	**
Other	(429)	(601)	(0.3)	(0.6)	(28.6)
Total Gross Profit	$20,042	$17,758	16.0%	18.1%	12.9%

	Three Months Ended		Percent of Total Net Revenues		Percent
	September 30,		Three Months Ended September 30,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$9,858	$9,068	7.9%	9.3%	8.7%
Interest Expense	211	328	0.2	0.3	(35.7)
Interest Income	(114)	(169)	(0.1)	(0.2)	(32.5)
Gain on Sale of Marketable Securities	-	(1,194)	-	(1.2)	**
Equity in Losses of Nonconsolidated Investment	31	-	-	-	**
Other Income	(46)	(116)	-	(0.1)	(60.3)
Total Expenses	9,940	7,917	7.9	8.1	25.6

Income Before Income Taxes	10,102	9,841	8.0	10.1	2.7
Income Tax Expense	3,589	3,697	2.9	3.8	(2.9)

Net Income	$6,513	$6,144	5.2%	6.3%	6.0%

**	Results of calculation are not meaningful for presentation purposes.

Third Quarter 2010 Compared to Third Quarter 2009 – Company Analysis

Net income for the third quarter of 2010 was $0.63 per diluted share, compared to $0.60 per diluted share for the third quarter of 2009.  We account for a portion of our inventory under the LIFO method.  The LIFO reserve requirements can be positively or negatively impacted by falling or rising prices.  Our estimate of the credit to gross profit resulting from this LIFO adjustment was lower in 2010 than in 2009.

An increase in 2010 results-driven incentive compensation costs of approximately $0.5 million coupled with increased bad debt expense of $0.3 million led to the increase in selling and administrative expenses.  Reported as part of net income in the prior year period was a gain associated with the sale of marketable securities.  The decreased effective income tax rate for the third quarter of 2010 to 35.5% from 37.6% in the prior year quarter resulted from an increased domestic manufacturing deduction.

Results of Operations – Segment Analysis

Rail Products

	Three Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$54,897	$42,776	$12,121	28.3%

Gross Profit	$6,882	$5,148	$1,734	33.7%
Gross Profit Percentage	12.5%	12.0%	0.5%	4.2%

Third Quarter 2010 Compared to Third Quarter 2009

All of the divisions within our Rail Products segment reported improved 2010 sales, generally from improved volumes, over the prior year quarter.  Our transit division’s growth in volumes was aided by Federal stimulus spending.  While the 2010 sales volumes have strengthened from the prior year period, they have yet to return to the pre-recession levels of 2008.

Due to increased purchases by the Union Pacific Railroad (UPRR) at both our Grand Island, NE and Tucson, AZ facilities, our sales of CXT concrete railroad ties increased in 2010 over the prior year quarter.  While these two facilities are actively pursuing product sales opportunities to other third parties, the UPRR is the predominate customer.  Although our CXT concrete tie division’s sales increased overall, our Spokane, WA facility experienced reduced volumes in the 2010 third quarter compared to the prior year quarter due to a difficult industrial market.  The majority of this facility’s sales are to customers other than the UPRR.

Our CXT concrete tie division, exclusive of our Spokane, WA facility, ARP and trackwork divisions, were able to deliver volume related gross profit gains.  Our rail distribution division gross profit has declined due to lower selling prices while our transit division has seen its product mix change in the current 2010 quarter lowering gross profit.  In addition to the lower volumes, our Spokane, WA tie facility has also been impacted by increased material costs.

Construction Products

	Three Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$62,845	$51,868	$10,977	21.2%

Gross Profit	$10,890	$8,927	$1,963	22.0%
Gross Profit Percentage	17.3%	17.2%	0.1%	0.7%

Third Quarter 2010 Compared to Third Quarter 2009

Our Construction Products divisions reported improved sales during the 2010 third quarter, led by our piling division.  Improved sales volumes of sheet piling was partially offset by declines in sales prices yielding piling sales growth.  Our concrete buildings division benefitted from significantly increased orders received from federal agencies, much of which is attributable to stimulus legislation.  As evidenced by its increased backlog, relative to September 30, 2009, our fabricated products division is working through timing issues which has decreased its current period sales.

Our 2010 Construction Products gross profit margins were relatively flat compared to the 2009 period with the exception of an increase at our fabricated products division.

Tubular Products

	Three Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$7,819	$3,244	$4,575	141.0%

Gross Profit	$2,026	$(634)	$2,660	419.6%
Gross Profit Percentage	25.9%	(19.5%)	45.5%	232.6%

Third Quarter 2010 Compared to Third Quarter 2009

Third quarter sales more than doubled, led by a more than four fold increase in sales levels from our coated pipe division.  Our coated pipe division was adversely impacted by the recession driven, industry wide slowdown in the prior year period.

Our Tubular Products 2010 third quarter gross profit was significantly improved as our coated pipe division reported strong results and our threaded products division returned to profitability after being negatively impacted by reductions in pipe pricing, unfavorable manufacturing variances and slow moving inventory charges in the prior year period.

Year-to-date Results of Operations

	Nine Months Ended		Percent of Total Net Revenues		Percent
	September 30,		Nine Months Ended September 30,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Net Sales:
Rail Products	$148,642	$145,448	45.4%	48.7%	2.2%
Construction Products	158,226	137,652	48.4	46.1	14.9
Tubular Products	20,199	15,749	6.2	5.3	28.3
Total Net Sales	$327,067	$298,849	100.0%	100.0%	9.4%

	Nine Months Ended		Gross Profit Percentage		Percent
	September 30,		Nine Months Ended September 30,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Gross Profit:
Rail Products	$19,515	$12,610	13.1%	8.7%	54.8%
Construction Products	28,801	24,304	18.2	17.7	18.5
Tubular Products	3,952	1,999	19.6	12.7	97.7
LIFO Credit	1,424	6,675	0.4	2.2	**
Other	(1,262)	(1,316)	(0.4)	(0.4)	(4.1)
Total Gross Profit	$52,430	$44,272	16.0%	14.8%	18.4%

	Nine Months Ended		Percent of Total Net Revenues		Percent
	September 30,		Nine Months Ended September 30,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$29,825	$26,707	9.1%	8.9%	11.7%
Interest Expense	697	989	0.2	0.3	(29.5)
Interest Income	(295)	(676)	(0.1)	(0.2)	(56.4)
Gain on Sale of Marketable Securities	-	(1,194)	-	(0.4)	**
Equity in Losses of Nonconsolidated Investment	272	-	0.1	-	**
Other Income	(199)	(445)	(0.1)	(0.1)	(55.3)
Total Expenses	30,300	25,381	9.3	8.5	19.4

Income Before Income Taxes	22,130	18,891	6.8	6.3	17.1
Income Tax Expense	7,877	7,076	2.4	2.4	11.3

Net Income	$14,253	$11,815	4.4%	4.0%	20.6%

**	Results of calculation are not meaningful for presentation purposes.

First Nine Months of 2010 Compared to First Nine Months of 2009 – Company Analysis

Net income for the first nine months of 2010 was $1.38 per diluted share, compared to net income of $1.15 per diluted share for the same 2009 period.  The prior year period included the aforementioned gain on the sale of a portion of our investment in Portec.  The 2010 improvement in gross profit is due principally to negative adjustments of approximately $5.3 million taken in the 2009 period due to concrete tie issues as well as a significant current period improvement in manufacturing variances.  We account for a portion of our inventory under the LIFO method.  The LIFO reserve requirements can be positively or negatively impacted by falling or rising prices.  Our estimate of the credit to gross profit resulting from this LIFO adjustment was $5.3 million lower in 2010 than in 2009.

The foremost causes of the increased Selling and Administrative costs for the 2010 year-to-date period are acquisition costs of $1.3 million, incentive compensation costs of $1.3 million and bad debt expense of $0.9 million.  The negative bad debt comparison is due primarily to a credit recorded in the prior period as opposed to any problems in our current receivable portfolio.  Lower outstanding debt, coupled with moderately lower interest rates, resulted in a reduction of interest expense over the 2009 period.  The reduction in interest income was due to weak interest rates earned by our investment portfolio.  Included in net income for the current nine months is our share of the gains and losses from our equity investment in the joint venture, which is reported as “Equity in Losses of Nonconsolidated Investment.”  The effective income tax rate for the 2010 period was 35.6% compared to 37.5% in the prior year period.  The decrease was due to an increased domestic manufacturing deduction and the reversal of a $0.1 million reserve previously recorded for an uncertain tax position.

Year-to-date Results of Operations – Segment Analysis

Rail Products

	Nine Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$148,642	$145,448	$3,194	2.2%

Gross Profit	$19,515	$12,610	$6,905	54.8%
Gross Profit Percentage	13.1%	8.7%	4.5%	51.4%

First Nine Months of 2010 Compared to First Nine Months of 2009

Lower selling prices within our rail distribution business have partially offset the improved performance from the rest of our Rail Products divisions.  In addition to increased purchases by the UPRR in 2010, our CXT concrete tie division prior year sales were hampered when the UPRR refused to accept, due to the alleged quality of certain raw materials, certain prestressed concrete railroad ties produced at our Grand Island, NE facility which reduced sales by approximately $2.8 million.  Finally, both our ARP and transit divisions improving volumes delivered increased sales over the prior year period.

Improvements in our Rail Products gross profit were due primarily to the prior year charges of $5.3 million related to concrete tie issues which occurred in 2009.    Additionally, improvements in selling margins including material variances, as well as improved manufacturing variances, had a positive impact on 2010 reported results.

Except for the $5.3 million in concrete tie gross profit charges, our Rail Products segment gross profit would have increased approximately 80 basis points compared to the 2009 period. Our expectations are that Class 1 railroad capital spending will remain consistent with 2010 levels with possible moderate increases as we head into 2011.    We anticipate the industrial market will remain challenged in 2010 and into 2011 further hampering our sales of various rail products.

Construction Products

	Nine Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$158,226	$137,652	$20,574	14.9%

Gross Profit	$28,801	$24,304	$4,497	18.5%
Gross Profit Percentage	18.2%	17.7%	0.5%	3.1%

First Nine Months of 2010 Compared to First Nine Months of 2009

With the exception of our fabricated products division, all of the divisions within our Construction Products segment experienced strong sales increases in 2010.  While not as robust during the 2010 third quarter, our concrete building division, realizing benefits from Federal spending partially due to the stimulus legislation, has delivered this segment’s most significant sales growth.  Additionally, while sales prices have declined due to lower commodity prices and a highly competitive market, our piling sales volumes have increased over 2009, resulting in moderate growth over prior year levels.  Finally, our fabricated products division continues to benefit from a renewed focus on improving the nation’s bridge infrastructure and its sales levels have remained consistent over both periods, however, the backlog within this division has increased approximately 62% over the prior year period.

Our Construction Products gross profit margin improved in all divisions with the exception of our piling division.  Our piling division has experienced margin compression due to an intensely competitive bidding environment and a weak industrial market.

We have started to see a mixed rebound in our heavy civil and public works construction markets as we experience increased volumes that have been partially offset by declines in pricing.  Finally, while we have seen opportunities generated from the stimulus bill, we do not expect this activity to compensate for the shortfalls created by the economic downturn.

Tubular Products

	Nine Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$20,199	$15,749	$4,450	28.3%

Gross Profit	$3,952	$1,999	$1,953	97.7%
Gross Profit Percentage	19.6%	12.7%	6.9%	54.1%

First Nine Months of 2010 Compared to First Nine Months of 2009

The robust 2010 third quarter growth from our coated pipe division coupled with the improved performance of our threaded products division from the first half of 2010 has delivered solid growth over the 2009 period.  In addition to the volume-related positive gross profit impacts both divisions have delivered in 2010, our threaded products division was negatively impacted by $0.5 million of slow-moving inventory charges in 2009.  We continue to expect the markets served by both our coated pipe and threaded products to be challenged as they work to recover from the recession.

Liquidity and Capital Resources

Our capitalization is as follows:

Debt:	September 30,	December 31,
(In millions)	2010	2009
Term loan, due May 2011	$11.0	$13.1
Capital leases and interim lease financing	3.5	5.5
IDSI acquisition notes	1.9	-
Total Debt	16.4	18.6

Equity	249.1	232.6

Total Capitalization	$265.5	$251.2

Total debt as a percentage of capitalization was approximately 6.2% as of September 30, 2010 compared to 7.4% at December 31, 2009.  This measure reflects a strong financial position as there is minimal leverage and our cash balance covers debt by a multiple of approximately 8.8 times, exclusive of the impact that the successful closing of the Portec acquisition would have on our cash balances.

Our need for liquidity relates primarily to seasonal working capital requirements, capital expenditures, common stock repurchases, debt service obligations and acquisitions.

The following liquidity and capital resources discussion is as of September 30, 2010 and does not take into account the February 2010 announced merger agreement between us and Portec.  Based on our August 2010 amended tender offer, we propose to acquire the outstanding shares of Portec for $11.80 per share, or approximately $114.9 million in cash.  We plan to fund this acquisition with our available cash and cash equivalents.

The following table summarizes the year-to-date impact of these items:

	September 30,
(In millions)	2010	2009
Liquidity needs:
Working capital and other assets and liabilities	$11.1	$0.5
Common stock purchases	-	(1.9)
Capital expenditures	(4.1)	(4.8)
JV capital contributions	(0.8)	(1.2)
IDSI acquisition	(5.1)	-
Scheduled repayments of long-term debt	(2.1)	(2.1)
Other long-term debt scheduled repayments	(2.2)	(3.4)
Cash interest paid	(0.6)	(0.9)
Net liquidity requirements	(3.8)	(13.8)

Liquidity sources:
Internally generated cash flows before interest paid	22.2	18.4
Proceeds from the sale of marketable securities	-	2.1
Equity transactions	0.9	0.2
Net liquidity sources	23.1	20.7

Net Change in Cash	$19.3	$6.9

Cash Flow from Operating Activities

During the current 2010 period, cash flows from operations provided $32.7 million, an increase of $14.6 million compared to the prior year period.  Net income and adjustments to net income provided $21.6 million for the 2010 period.  Working capital provided $11.1 million, an increase of $10.6 million over the prior year period.

Cash Flow from Investing Activities

We funded a portion of the $7.0 million to acquire IDSI through cash payments totaling $5.1 million with the residual by issuing notes payable of $1.0 million due on the first and second anniversary of the closing.  We contributed an additional $0.8 million in capital to the joint venture as part of our amended capital contributions compared to $1.3 million in the prior year period.  Capital expenditures were $4.1 million for the first nine months of 2010 compared to $4.8 million for the same 2009 period.  Current period expenditures were primarily used for facilities maintenance, yard upgrades and technology infrastructure.  We anticipate total capital spending in 2010 will range between $6.0 million and $7.0 million and will be funded by cash flow from operations.

Cash Flow from Financing Activities

The decrease in cash used by financing activities in 2010 as compared to 2009 is due primarily to the absence of any expenditures pursuant to our share repurchase program.  Also contributing to this decrease were the cash flows from the exercise of stock options.

Financial Condition

We continue to operate in this period of economic uncertainty in an extremely strong financial position.  As of September 30, 2010, we had approximately $144.2 million in cash and cash equivalents and a revolving credit facility with approximately $71.6 million of availability while carrying only $16.4 million in total debt.  We believe this capacity will afford us the flexibility to take advantage of opportunities that we may encounter as well as weather the continued weak economy.

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

Our revolving credit agreement, which expires in May 2011, provides for up to $90.0 million in borrowings to support our working capital and other liquidity requirements.  Borrowings under this agreement are secured by substantially all the trade receivables and inventory owned by us, and are limited to 85% of eligible receivables and 60% of eligible inventory.

Under the term loan, we had $11.0 million outstanding at September 30, 2010 all of which was classified as current.  Revolving credit facility borrowings placed in LIBOR contracts are priced at prevailing LIBOR rates, plus 1.25%.  Borrowings placed in other tranches are priced at the prevailing prime rate, minus 1.00%.  The term loan base rate spread is fixed at prime minus 0.75% and the LIBOR spread is fixed at plus 1.50%.  As of September 30, 2010 we were in compliance with all of the Agreement’s covenants.  We anticipate that we will complete the renegotiation of our current revolving credit facility and replace it with a new facility during 2010.

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

Outlook

Our businesses and results of operations have been impacted by the downturn in the global economy.  We believe that the recession, continued credit concerns and expected reductions in federal and state government tax receipts will present challenges to many of the end markets to which we sell.  As a result of continued soft demand for certain of our products as well as heightened competition, we expect to battle margin compression for at least the next six months.  We expect to be challenged in 2010 and into 2011 by moderating sales volumes, production volumes and heightened competition caused by the recessionary economic environment.  However, we also expect to be profitable and to generate positive cash flow.  We believe that when conditions do improve the markets we participate in will be poised to benefit.  We continue to navigate through this period of uncertainty in an extremely strong financial position.

We have received increased orders from the Union Pacific Railroad (UPRR) for concrete ties at both our Grand Island, NE and Tucson, AZ facilities increasing capacity utilization to approximately 80%.  We are actively pursuing, albeit in a difficult industrial market, product sales opportunities to other third parties at both of these locations.

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

Our agreement with the UPRR includes their purchasing concrete ties from our Grand Island, NE facility through 2010 and our Tucson, AZ facility through 2012.  We are currently negotiating a short-term extension to our supply agreement with the UPRR at our Grand Island, NE location.  However, we are unsure as to how the aforementioned warranty issue may impact this negotiation with the UPRR.  As a result, we are currently unable to determine when or if this extension will be executed.

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

We entered into a joint venture to manufacture, market and sell various products for the energy, utility and construction markets.  In connection with the amended joint venture agreement we were required to make capital contributions of $2.2 million.  No assurances can be given that additional capital contributions will not be required or that the joint venture will perform in accordance with our expectations.

Although backlog is not necessarily indicative of future operating results, total Company backlog at September 30, 2010, was approximately $204.9 million, a 14.8% and 23.6% increase compared to December 31, 2009 and June 30, 2009, respectively.  The following table provides the backlog by business segment:

	Backlog
	September 30,	December 31,	September 30,
(In thousands)	2010	2009	2009
Rail Products	$87,177	$54,505	$56,116
Construction Products	113,675	120,845	106,205
Tubular Products	4,074	3,221	3,476
Total Backlog	$204,926	$178,571	$165,797

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

Forward-Looking Statements

There are no assurances regarding the closing of the merger agreement involving L. B. Foster and Portec and the expected benefits of the transaction, including potential synergies and cost savings, future financial and operating results, and the combined company's plans and objectives. Risks and uncertainties include the satisfaction of closing conditions for the acquisition, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act; the risk that the US Department of Justice may impose conditions on the Portec acquisition that are unacceptable to the Company or that the Company may not meet; the tender of sixty-five percent of the outstanding shares of common stock of Portec Rail Products, Inc., calculated on a fully diluted basis; the possibility that the transaction will not be completed, or if completed, not completed on a timely basis; the potential that market segment growth will not follow historical patterns or be otherwise unsatisfactory; general industry conditions and competition; business and economic conditions, such as interest rate and currency exchange rate fluctuations; technological advances and patents attained by competitors; and domestic and foreign governmental laws and regulations. L.B. Foster can give no assurance that any of the transactions related to the tender offer will be completed or that the conditions to the tender offer and the merger will be satisfied.

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

Our agreement with the UPRR includes their purchasing concrete ties from our Grand Island, NE facility through 2010 and our Tucson, AZ facility through 2012.  We are currently negotiating a short-term extension to our supply agreement with the UPRR at our Grand Island, NE location.  However, we are unsure as to how the aforementioned warranty issue may impact this negotiation with the UPRR.  As a result, we are currently unable to determine when or if this extension will be executed.

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

Unexpected events including production delays or other problems encountered at our manufacturing facilities, equipment failures, failure to meet product specifications, concrete railroad tie warranty issues and the availability of existing and new piling and rail products may cause our operating costs to increase or otherwise impact our financial performance.

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

Item 4. CONTROLS AND PROCEDURES

a)
L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 17, “Commitments and Contingent Liabilities”, to the Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS

There has not been any material change in the risk factors disclosure from that contained in the Company’s 10-K for the year ended December 31, 2009. In February 2010, the Securities and Exchange Commission published guidance regarding its existing disclosure requirements as they apply to climate change matters.  A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change including pending U.S. legislation that, if enacted, would limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions.  In addition, the U. S. Environmental Protection Agency has for the first time required large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions.  Assessments of the potential impact, both positive or negative, of future climate change legislation, regulation and international treaties and accords are uncertain, given that these regulatory mechanisms may be either voluntary or legislated and may impact our operations directly or indirectly through our suppliers or customers.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no purchases of its equity securities for the three or nine month periods ended September 30, 2010.  Purchases under the following plan have not been suspended:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
		Average	Purchased as	that May Yet Be
	Total Number	Price	Part of Publicly	Purchased Under
	Of Shares	Paid per	Announced Plans	the Plans
	Purchased (1)	Share	or Programs	or Programs
As of September 30, 2010	951,673	$29.78	951,673	$11,654,894

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

2.1
Second Amendment to Agreement and Plan of Merger, dated August 30, 2010, by and among Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company filed as Exhibit 2.1 to Form 8-K on August 30, 2010.

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

L.B. FOSTER COMPANY
(Registrant)

Date: November 8, 2010	By: /s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial and Accounting Officer and Treasurer
(Duly Authorized Officer of Registrant)