Form 10-K
FOSTER L B CO
filed 2011-03-16
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2010

Or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _____

Commission File Number	0-10436

L. B. FOSTER COMPANY
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1324733
(State of Incorporation)	(I.R.S. Employer Identification No.)

415 Holiday Drive, Pittsburgh, Pennsylvania	15220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(412) 928-3417

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.01	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[ ] Yes	[X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	[ ] Yes	[X] No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $256,401,729.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2011
Common Stock, Par Value $0.01	10,281,138 shares

Documents Incorporated by Reference:
Portions of the Proxy Statement prepared for the 2011 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12 and 14 of Part III of this Form 10-K.

PART I

PART II

PART III

PART IV

EX 10.33.2
EX 10.34
EX 10.34.1
EX 10.45
EX 10.45.1
EX 10.45.2
EX 10.46
EX 23
EX 31.1
EX 31.2

Forward Looking Statements

Disclosures in this Annual Report on Form 10-K contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "could," "would," "will," "may," "forecasts," "approximate," "expect," "project," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters.  Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the sections captioned "Outlook" in Management's Discussion and Analysis of Financial Condition and Results of Operation and the expectations of plans, strategies, objectives and growth and anticipated financial and operational performance of the Company and its subsidiaries, including statements related to the Company's acquisition of Portec Rail Products, Inc.  These statements involve risks and uncertainties that could cause actual results to differ materially from projected results.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  The L.B. Foster Company (the "Company" or "L.B. Foster") has based these forward-looking statements on current expectations and assumptions about future events.  While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company's control.  The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth under Item 1A, "Risk Factors" and elsewhere in this Form 10-K.

The forward looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1. BUSINESS

Acquisition of Portec Rail Products, Inc.

On December 15, 2010, the Company acquired Portec Rail Products, Inc. (Portec).  The Company acquired all of the outstanding shares of Portec common stock for $11.80 per share, or approximately $113.3 million, in cash.  Portec has served the railroad industry since 1906 by manufacturing, supplying and distributing a broad range of rail products, including rail anchors, rail spikes, friction management products, wayside data collection and data management systems and freight car securement systems.  Portec’s major product lines and services are further described below:

Friction Management. Friction Management represents a significant portion of Portec’s business. Portec provides products and services that control the friction at the rail/wheel interface, helping to lower fuel usage and improve train-operating efficiency, extend the life of operating assets such as rail and wheels, reduce track stresses and lower related maintenance and operating costs for customers.  Friction management products include mobile and wayside application systems that distribute lubricants and friction modifiers, lubricants, solid and liquid friction modifiers, along with a variety of field service and support capabilities including remote performance monitoring (RPM™) for wayside and mobile units.  Portec’s friction management products are designed, engineered, manufactured and assembled in the United States and by wholly-owned subsidiaries Portec Rail Products Ltd located in Montreal, Quebec, Canada, Kelsan Technologies Corp., located in North Vancouver, British Columbia, Canada and Portec Rail Products (UK) Ltd. located In Sheffield, United Kingdom.

Wayside Data Collection and Data Management Systems. Portec, through a wholly-owned subsidiary Salient Systems, Inc., designs, manufactures and provides wayside measurement and detection products, services and support for the global railway transportation industry. Salient Systems’ products are engineered to enhance its rail customers’ equipment utilization by improving reliability and reducing maintenance expense.

Securement Systems.  Portec, through its Shipping Systems Division (SSD), engineers and sells load securement systems to the railroad industry. These systems secure a wide variety of products and lading onto freight cars. SSD’s customers include railroads, railcar builders, railcar repair shops and railcar lessors. Most of the assembly work for SSD is performed at a facility located in Kenova, WV, although some manufacturing is subcontracted to independent third parties.

Track Components. Portec produces rail anchors and track spikes at its manufacturing plant in St. Jean, Quebec, primarily for the Canadian railroads, with some products exported to the United States and other international customers. Rail anchors and track spikes are devices used to secure rails to wooden ties to restrain the movement of the rail. Portec, through a United Kingdom subsidiary, Coronet Rail Ltd. (Coronet) designs and manufactures a complete line of rail joints including the epoxy (glue) insulated rail joints, nylon-encapsulated insulated joints, and also distributes a complete line of track fasteners to the United Kingdom railways and to international customers.

Summary Description of Businesses

L. B. Foster Company is a leading manufacturer, fabricator and distributor of products and services for the rail, construction, energy and utility markets.  As used herein, “Foster” or the “Company” means L. B. Foster Company and its divisions and subsidiaries, unless the context otherwise requires.

For rail markets, Foster provides a full line of new and used rail, trackwork, and accessories to railroads, mines and industry.  The Company also designs and produces concrete railroad ties, insulated rail joints, power rail, track fasteners, coverboards and special accessories for mass transit and other rail systems worldwide.  The Company also engineers, manufactures and assembles friction management products, railway wayside data collection and management systems and engineers and sells securement systems and related products.

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

The Company has a joint venture, L B Pipe & Coupling Products, LLC, with L B Industries, Inc.  The Company and L B Industries each have a 45% ownership interest.  This venture manufactures, markets and sells various products for the energy, utility and construction markets.

The Company classifies its activities into three business segments:  Rail products, Construction products, and Tubular products.  Financial information concerning the segments is set forth in Item 8, Note 2.  The following table shows, for the last three fiscal years, the net sales generated by each of the current business segments as a percentage of total net sales.
	Percentage of Net Sales
	2010	2009	2008
Rail Products	45%	46%	45%
Construction Products	49	49	48
Tubular Products	6	5	7
	100%	100%	100%

RAIL PRODUCTS

L. B. Foster Company’s rail products include heavy and light rail, relay rail, concrete ties, insulated rail joints, rail spikes, rail anchors, rail accessories, transit products and friction management products.  The Company is a major rail products supplier to industrial plants, contractors, railroads, mines and mass transit systems.

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

The Company’s CXT subsidiary manufactures engineered concrete railroad ties for the railroad and transit industries at its facilities in Spokane, WA and Tucson, AZ.

The Company’s Portec subsidiary engineers, manufactures and assembles friction management products, railway wayside data collection and management systems and engineers and sells securement systems and related products.  It also engineers and manufactures stick friction modifiers and related application systems.

CONSTRUCTION PRODUCTS

L. B. Foster Company’s construction products consist of sheet, pipe and bearing piling, fabricated highway products, and precast concrete buildings.

Sheet piling products are interlocking structural steel sections that are generally used to provide lateral support at construction sites.  Bearing piling products are steel H-beam sections which, in their principal use, are driven into the ground for support of structures such as bridge piers and high-rise buildings.  Piling products are sourced from various manufacturers and either sold or rented to project owners and contractors.

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

JOINT VENTURE

In May 2009, the Company completed the formation of a joint venture with L B Industries, Inc. for a period of 9.5 years.  The Company and L B Industries each have a 45% ownership interest in the joint venture, L B Pipe & Coupling Products, LLC.  The Company has made all of its mandatory capital contributions under the joint venture agreement totaling $2.2 million.

This venture commenced operations in 2010 and manufactures, markets and sells various products for the energy, utility and construction markets.

MARKETING AND COMPETITION

L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States, Canada and the United Kingdom through a sales force of 77 people.  The Company’s new wholly-owned Portec subsidiary uses a combination of employee sales personnel, third party sales representatives and distributors to call on customer purchasing managers, engineers and operations managers. Internationally, Portec utilizes a network of agents across Europe, South America and Asia to supplement its internal sales force to reach current customers and cultivate potential customers in these areas.  The Company maintains 15 sales offices and 22 warehouses, plant and yard facilities located throughout United States, Canada and United Kingdom.  During 2010, approximately 5% of the Company’s total sales were for export.

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

BACKLOG

The dollar amount of firm, unfilled customer orders at December 31, 2010 and 2009 by business segment follows:
	December 31,
	2010	2009
	In thousands
Rail Products	$86,404	$54,505
Construction Products	102,173	120,845
Tubular Products	720	3,221
Total	$189,297	$178,571

Included within Rail Products in the above table is approximately $16.0 million in backlog acquired from the acquisition of Portec.  Approximately 4% of the December 31, 2010 backlog is related to projects that will extend beyond 2011.

RESEARCH AND DEVELOPMENT

Expenditures for research and development totaled $0.3 million in 2010 and $0.2 million in 2009.

PATENTS AND TRADEMARKS

Through our wholly-owned Portec subsidiary, the Company owns a number of United States, Canadian and international patents and trademarks. Portec has several patents on its friction management products, such as the Protector® IV application system, along with a significant number of patents related to its friction modifier product lines at Kelsan Technologies, which are of material importance to the business as a whole. We believe that, in the aggregate, our patents and trademarks give us a competitive advantage. We also rely on a combination of trade secrets and other intellectual property laws, non-disclosure agreements and other protective measures to establish and protect our proprietary rights in intellectual property.

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

See Item 3, Legal Proceedings, for information regarding the Niagara Mohawk Power Corporation Comprehensive Environmental Response, Compensation and Liability Act claim regarding property located in Troy, New York.

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 2010, the Company had 866 employees, of whom 100 were located in Canada, 50 were located in the United Kingdom with the remaining located in the United States.  There were 457 hourly production workers and 409 salaried employees.  Of these hourly production workers, 163 are represented by unions.  The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

Substantially all of the Company’s hourly paid employees are covered by one of the Company’s noncontributory, defined benefit plans or defined contribution plans.  Substantially all of the Company’s salaried employees are covered by defined contribution plans.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information concerning information about geographic areas is set forth in Item 8, Note 2.

FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information concerning information about segments is set forth in Item 8, Note 2.

ITEM 1A.  RISK FACTORS

Risks and Uncertainties

We intend to pursue acquisitions, joint ventures and alliances that involve a number of inherent risks, any of which may cause us not to realize anticipated benefits.
We continue to evaluate acquisition opportunities that have the potential to support and strengthen our business.  We can give no assurances that any opportunities will arise or if they do, that they will be consummated or that potential additional financing will be available.  In addition, acquisitions involve inherent risks that the acquired business will not perform in accordance with our expectations.  We may not be able to achieve the synergies and other benefits we expect from the integration as successfully or rapidly as projected, if at all.  Our failure to integrate newly acquired operations could prevent us from realizing our expected rate of return on an acquired business and could have a material or adverse effect on our results of operations and financial condition.

The integration of our recently completed acquisitions could result in the loss of key employees or other workforce disruptions that may have a material adverse effect on our operations or profitability.
It is possible that the Portec merger could result in the loss of key employees, result in the disruption of one or more of its ongoing businesses or identify inconsistencies in standards, controls, procedures and policies that adversely affect one or more of its operations’ ability to maintain relationships with customers, suppliers or creditors.  Employee retention before, during or after the combination may be challenging as employees may experience uncertainty about future roles until strategies with regard to the combined company are announced or executed.

Prolonged unfavorable economic and market conditions could adversely affect our business.
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

We may incur increased costs due to fluctuations in interest rates and foreign currency exchange rates.
The majority of the Company’s products and services are sold in the United States, Canada and the United Kingdom.  Fluctuations in the relative values of the United States dollar, Canadian dollar and British pound will require adjustments in reported earnings and operations to reflect exchange rate translation in the Company’s Canadian and United Kingdom sales and operations.  If the United States dollar strengthens in value as compared to the value of the Canadian dollar or British pound, the Company’s reported earnings in dollars from sales in those currencies will be unfavorable. Conversely, a favorable result will be reported if the United States dollar weakens in value as compared to the value of the Canadian dollar or British pound.

Our business operates in a highly competitive industry.
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

If we are unable to protect our intellectual property and prevent its improper use by third parties, our ability to compete may be harmed.
The Company owns a number of patents and trademarks under the intellectual property laws of the United States, Canada and the United Kingdom. These patent protections begin expiring in 2014. However, the Company has not perfected patent and trademark protection of our proprietary intellectual property in other countries. The failure to obtain patent and trademark protection in other countries may result in other companies copying and marketing products that are based upon the Company’s proprietary intellectual property. This could impede growth into new markets where the Company does not have such protections and result in greater supplies of similar products, which in turn could result in a loss of pricing power and reduced revenue.

We are dependent upon key customers.
Foster could be adversely affected by changes in the business or financial condition of a customer or customers.  No assurances can be given that a significant downturn in the business or financial condition of a customer, or customers, would not impact our results of operations and /or financial condition.

A significant decrease in capital spending by our railroad customers could negatively impact our product revenue.  The Company’s CXT Rail operation and ARP division are dependent on the Union Pacific Railroad (UPRR) for a significant portion of their business.  The CXT Rail operation was awarded a long-term contract in 2005 from the UPRR for the supply of prestressed concrete railroad ties.  CXT Rail expanded and modernized its Grand Island, NE plant in 2005, and completed construction of a new facility in Tucson, AZ in 2006 to accommodate the contract’s requirements.  UPRR has agreed to purchase minimum annual quantities from the Tucson, AZ facility through December 2012.  In December 2010, the UPRR opted not to extend the supply agreement for the Grand Island, NE plant.

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

A growing portion of our sales may be derived from our international operations, which exposes us to certain risks inherent in doing business on an international level.
Historically, substantially all of the Company’s business has been conducted in the United States.  With the Company’s acquisition of Portec, the Company will be expanding into international markets, primarily Canada and the United Kingdom.  Additionally, the Company is placing increased emphasis on the expansion of our international sales opportunities. Doing business outside the United States subjects the Company to various risks, including changing economic, climate and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Increasing sales to foreign countries will expose the Company to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. The Company has little control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter its business practices in time to avoid the adverse effect of any of these possible changes.

Certain segments of our business depend on a small number of suppliers, the loss of any such supplier could have a material adverse effect on our business, financial condition and result of operations.
In our rail and piling distributed products businesses, we rely on a limited number of suppliers for key products that we sell to our customers.  No assurances can be given that a significant downturn in the business of one of these suppliers, a disruption in their manufacturing operations, an unwillingness to continue to sell to us or a disruption in the availability of existing and new piling and rail products would not adversely impact our financial results.

Fluctuations in the price, quality and availability of our primary raw materials used in our business could have a material adverse effect on our operations and profitability.
Most of Foster’s businesses utilize steel as a significant product component.  The steel industry is cyclical and prices and availability are subject to these cycles as well as to international market forces.  We also use significant amounts of cement and aggregate in our concrete railroad tie and our precast concrete building businesses.  Cement and aggregate prices are subject to market conditions but this has not yet had a significant impact on the Company.  No assurances can be given that our financial results would not be adversely affected if prices or availability of these materials were to change in a significantly unfavorable manner.

Our joint venture may require us to meet future capital commitments that may be burdensome or have a material adverse effect on our operations and profitability.
We have a joint venture with L B Industries, Inc. and another party to manufacture, market and sell various products for the energy, utility and construction markets.  In connection with the joint venture agreement, we were required to make capital contributions of $2.2 million, which the Company met in 2010.  No assurances can be given that additional capital contributions will not be required or that the joint venture will perform in accordance with our expectations.

Labor disputes may have a material adverse effect on our operations and profitability.
Four of the Company’s manufacturing facilities are staffed by employees represented by labor unions.  These 163 employees are currently working under three separate collective bargaining agreements.

In October 2007, we negotiated the renewal of the collective bargaining agreement with our Spokane, WA workforce represented by the United Steelworkers Local Number 338.  This agreement, covering approximately 80 employees, expires in September 2011.

In October 2010, we negotiated the renewal of the collective bargaining agreement with our Bedford, PA workforce represented by the Shopman’s Local Union Number 527.  This agreement, covering approximately 50 employees, expires in March 2014.

The collective bargaining agreement with our St. Jean, Quebec, Canada workforce is represented by the Canadian Steel Workers Union Local Number 9443.  This agreement, covering approximately 30 employees, expires in August 2013.

The existing collective bargaining agreements may not prevent a work stoppage at L. B. Foster’s facilities.

An adverse outcome in any pending or future litigation could negatively impact our operations and profitability.
Changes in our expectations of the outcome of certain legal actions could vary materially from our current expectations and adversely affect our financial results and/or financial condition.

We may not be able to collect future contingent payments in connection with the sale of our investment in DM&E.
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

Our share of any of this construction milestone payment or individual future coal milestone payments, if any such payments are made, prior to expenses and any offsets, is approximately 12¼%.  No assurances can be given that any of these payments will be made and the Company does not know whether the CP will construct the PRB expansion.

Future climate change regulation could result in increased operating costs, affecting the demand for our products or affect the ability of our critical suppliers to meet our needs.
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

Our future performance and market value could cause future write-downs of intangible assets in future periods.
The Company is required under generally accepted accounting principles to review its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered to be a change in circumstances indicating that the carrying value of the Company’s intangible assets may not be recoverable include, but are not limited to, a decline in stock price and market capitalization, a significant decrease in the market value of an asset or a significant decrease in operating or cash flow projections. No assurances can be given that the Company will not be required to record a significant, adverse charge to earnings during the period in which any impairment of its goodwill or intangible assets occurs.

We may not foresee or be able to control certain events that could adversely affect our business.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company’s business using the properties, are set forth in the following table:

Location	Function	Acres	Business Segment	Lease Expires
Bedford, PA	Bridge component fabricating plant.	10	Construction	Owned
Birmingham, AL	Pipe coating facility.	32	Tubular	2017
Columbia City, IN	Rail processing facility and yard storage.	22	Rail	Owned
Georgetown, MA	Bridge component fabricating plant.	11	Construction	Owned
Grand Island, NE	CXT concrete tie plant.	9	Rail	2011
Hillsboro, TX	Precast concrete facility.	9	Construction	Owned
Houston, TX	Casing, upset tubing, threading, heat treating and painting. Yard storage.	20	Tubular, Rail and Construction	2018
Kenova, WV	Friction management products facility.	N/A	Rail	2014
Leicester, United Kingdom	Material handling manufacturing plant.	N/A	Rail	2014
Magnolia, TX	Joint venture manufacturing facility.	35	Tubular	Owned
Niles, OH	Rail fabrication. Yard storage.	35	Rail	Owned
North Vancouver, British Columbia, Canada	Friction management products plant.	N/A	Rail	2011
Petersburg, VA	Piling storage facility.	48	Construction	Owned
Pueblo, CO	Rail joint manufacturing.	9	Rail	Owned
Saint-Jean-sur-Richelieu, Quebec, Canada	Rail anchors and track spikes manufacturing plant.	17	Rail	Owned
Sheffield, United Kingdom	Track component and friction management products facility.	N/A	Rail	2019
Spokane, WA	CXT concrete tie plant.	13	Rail	2015
Spokane, WA	Precast concrete facility.	5	Construction	2015
Tucson, AZ	CXT concrete tie plant.	19	Rail	2012

Included in the above property listing are locations for which there is no acreage included in the lease.  These properties have been indicated as “N/A.”

The lease covering the Grand Island, NE CXT concrete tie plant expired in December 2010 coinciding with the expiration of the concrete tie supply agreement at this facility with the UPRR.  The UPRR opted not to extend the supply agreement for the Grand Island, NE plant.  The production for the remaining orders was completed by the end of February 2011 and the Company expects the process to dismantle the facility, according to the terms of the long-term contract, will be completed during the third quarter of 2011.

Regarding the lease covering the North Vancouver, British Columbia, Canada location expiring in 2011, the Company is in the process of relocating this office and has signed a new lease expiring in 2016.

Including the properties listed above, the Company has 15 sales offices, including its headquarters in Pittsburgh, PA and four business offices acquired through the Portec acquisition, and 22 warehouses, plant and yard facilities located throughout the United States, Canada and United Kingdom.  The Company’s facilities are in good condition.

ITEM 3.  LEGAL PROCEEDINGS

In July 1999, Portec, Inc., the predecessor of Portec Rail Products, was named as a defendant in Niagara Mohawk Power Corporation v. Chevron, et al. venued in the United States District Court, Northern District of New York. The plaintiff, Niagara Mohawk Power Corporation (“Niagara Mohawk”) is seeking contribution from nine named defendants for costs it has incurred, and is expected to incur, in connection with the environmental remediation of property located in Troy, New York under the Comprehensive Environmental Response, Compensation and Liability Act, also known as “CERCLA” or “Superfund,” and other causes of action. The basis of the action stems from Niagara Mohawk’s agreement with the New York State Department of Environmental Conservation, pursuant to an Order on Consent, to environmentally remediate property identified as the Troy Water Street Site. The defendants consist of companies that at the time were industrial in nature, or owners of companies industrial in nature, and who owned or operated their businesses on portions of the Troy Water Street site or on properties contiguous, or otherwise in close proximity, to the Troy Water Street Site. Niagara Mohawk alleges that the defendants either released hazardous materials directly to the Troy Water Street site or released hazardous materials that migrated onto the Troy Water Street Site, and therefore the defendants should be responsible for a portion of the costs of remediation.

The plaintiff seeks to recover costs, which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). Portec has not been named as a liable party by the NYSDEC and it believes it will have no liability to the plaintiff in the case. It filed a motion for summary judgment seeking a ruling to have Portec dismissed from the case. In November 2003, the motion for summary judgment was granted and Portec was dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against Portec. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to CERCLA. In July 2006, the plaintiff filed a notice of appeal to the Second Circuit. However, in early 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of another recent United States Supreme Court decision. In July 2008, The District Count decided that the United States Supreme Court decision did not necessitate any change in the District Court’s prior determinations in this case and held that all of its prior rulings stand. In August 2008, the plaintiff filed a third notice of appeal to the Second Circuit Court. On February 24, 2010, the Second Circuit issued its decision, reversing the order of the District Court which dismissed Portec from the litigation, stating that there were genuine issues of material fact. In addition, the Second Circuit reinstated the plaintiff’s CERCLA claims, stating that the plaintiff is entitled to bring a claim for contribution under Section 113(f)(3)(B) of CERCLA. Ongoing litigation may be protracted, and Portec may incur additional ongoing legal expenses, which are not estimable at this time. Should Portec ultimately be held liable, damages may be assessed by the Court in accordance with CERCLA.

The Company believes that Niagara Mohawk’s case against it is without merit. Because Niagara Mohawk is seeking unspecified monetary contribution from the defendants, no specific claim for contribution from Portec has been asserted.  It is possible that such a contribution would have a material adverse effect on the Company’s financial condition or results of operations. However, total clean up costs at the Troy Water Street site are expected to be substantial. If liability for a portion of these costs is attributed to Portec, such liability could be material. Furthermore, if Niagara Mohawk wins on appeal, ongoing litigation may be protracted and legal expenses may be material to the Company’s results of operations.

In November 2005, the City of Clearfield, Utah, filed suit in the Second District Court, Davis County, Utah, against the Utah Department of Transportation, a general contractor, four design engineers and/or consultants, a bonding company and the Company. The City alleged that the design and engineering of an overpass in 2000 had been faulty and that the Company had provided the mechanical stabilized earth wall system for the project.  The City alleged that the embankment to the overpass began, in 2001, to fail and slide away from the stabilized earth wall system, resulting in damage in excess of $3,000,000.  The City has agreed to settle its claims against several of the defendants and this settlement has been challenged by other defendants.  The Company believes that it has meritorious defenses to these claims, that the Company's products complied with all applicable specifications and that other factors accounted for any alleged failure.  The Company has referred this matter to its insurance carrier, which, although it reserved its right to deny coverage, has undertaken the defense of this claim.  The Company maintains a reserve of $0.2 million for this matter.

On February 19, 2010, and through March 3, 2010, a total of five lawsuits initiated by purported shareholders of Portec were filed against several defendants including the Company and certain members of its Board of Directors.  These lawsuits are directly related to the Agreement and Plan of Merger with L.B. Foster Company and Foster Thomas Company, which was signed on February 16, 2010.

The lawsuits alleged, among other things, that Portec’s directors breached their fiduciary duties and L.B. Foster aided and abetted such alleged breaches of fiduciary duties.  Based on these allegations, the lawsuits sought, among other relief, injunctive relief enjoining the defendants from consummating the Offer and the Merger.  They also sought recovery of the costs of the action, including reasonable legal fees.

The three lawsuits filed in Allegheny County, Pennsylvania were consolidated and on March 22 and 23, 2010, hearings were held on Plaintiffs’ Motion for Preliminary Injunction, which sought to enjoin the transaction set forth in the Agreement and Plan of Merger.  On April 21, 2010, the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”) entered an order in the matter captioned In Re Portec Rail Products, Inc. Shareholders Litigation, preliminarily enjoining Foster from completing the Offer until the Court determined that the Board of Directors of Portec has cured the breach of fiduciary duties as found by the Court and disclosed certain material information.

On June 24, 2010, the Court granted a Motion to Dissolve Preliminary Injunction in the case styled In Re Portec Rail Products, Inc. Shareholders Litigation.

On November 19, 2010, Plaintiffs in the consolidated Pennsylvania lawsuit filed a motion for an award of payment of attorneys’ fees and costs, relating to the injunction entered in March 2010.  The Company filed objections to that motion and it was argued before the Court on January 31, 2011.  The Court has not yet ruled on the motion.

In the two lawsuits pending in West Virginia, Motions to Dismiss the lawsuits were filed in April 2010 on behalf of the Company and the Director Defendants.  In both West Virginia cases, Plaintiffs have filed Motions for Preliminary Injunctions, but as of the date of this filing, no hearings have been scheduled.

Ongoing litigation in these matters may be protracted, and the Company may incur additional ongoing legal expenses, which are not able to be estimated at this time.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is set forth below.

Name	Age	Position
Stan L. Hasselbusch	63	President and Chief Executive Officer
Merry L. Brumbaugh	53	Vice President – Tubular Products
Samuel K. Fisher	58	Vice President – Rail Distribution
Donald L. Foster	55	Senior Vice President – Construction Products
Kevin R. Haugh	54	Vice President– CXT Concrete Products
John F. Kasel	46	Senior Vice President – Operations and Manufacturing
Brian H. Kelly	51	Vice President – Human Resources
Gregory W. Lippard	42	Vice President – Rail Product Sales
Konstantinos Papazoglou	58	Vice President – Friction Management
Linda K. Patterson	61	Controller
David J. Russo	52	Senior Vice President, Chief Financial and Accounting Officer and Treasurer
David R. Sauder	40	Vice President – Global Business Development
David L. Voltz	58	Vice President, General Counsel and Secretary

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

Mr. Fisher’s title was changed to Vice President – Rail Distribution effective January 2011, as part of reorganizational changes within the Rail Products segment, having previously served as Senior Vice President – Rail since October 2002.  From June 2000 until October 2002, Mr. Fisher served as Senior Vice President – Product Management.  From October 1997 until June 2000, Mr. Fisher served as Vice President – Rail Procurement.  Prior to October 1997, Mr. Fisher served in various other capacities with the Company since his employment in 1977.

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

Mr. Haugh was elected Vice President – CXT Concrete Products in March 2008 after joining the organization in February 2008.  Prior to joining the Company, Mr. Haugh served as Executive Vice President of CANAC, Inc., a subsidiary of Savage Services, and Senior Vice President of Savage Services from 2001 to 2008.  His career also included President of Railserve, Inc. prior to 2001.

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

Mr. Kelly was elected Vice President, Human Resources in October 2006 after joining the organization in September 2006.  Prior to joining the Company, Mr. Kelly headed Human Resources for 84 Lumber Company from June 2004.  Previously, he served as a Director of Human Resources for American Greetings Corp. from June 1994 to June 2004, and he began his career with Nabisco in 1984, serving in progressively responsible generalist human resources positions in both plants and headquarters.

Mr. Lippard was elected Vice President – Rail Product Sales in June 2000.  Prior to re-joining the Company in 2000, Mr. Lippard served as Vice President – International Trading for Tube City, Inc. from June 1998.  Mr. Lippard served in various other capacities with the Company since his initial employment in 1991.

Mr. Papazoglou was elected Vice President – Friction Management in March 2011.  Prior to joining the Company in December 2010, Mr. Papazoglou served as Executive Vice President and Chief Operating Officer for Portec Rail Products, Inc. from October 2006.  Mr. Papazoglou served in various other capacities with Portec since his initial employment in 1978.

Ms. Patterson was elected Controller in February 1999, having previously served as Assistant Controller since May 1997 and Manager of Accounting since March 1988.  Prior to March 1988, Ms. Patterson served in various other capacities with the Company since her employment in 1977.

Mr. Russo was elected Senior Vice President, Chief Financial and Accounting Officer and Treasurer in March 2010 having served previously as Senior Vice President, Chief Financial Officer and Treasurer since December 2002.  From July 2002 to December 2002, Mr. Russo served as Vice President and Chief Financial Officer.  Mr. Russo was Corporate Controller of WESCO International Inc., a distributor of electrical and industrial MRO supplies and integrated supply services, from 1999 until joining the Company in 2002.  Mr. Russo also served as Corporate Controller of Life Fitness Inc., an international designer, manufacturer and distributor of aerobic and strength training fitness equipment.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market Information

The Company had 511 common shareholders of record on February 1, 2011.  Common stock prices are quoted daily through the NASDAQ Global Select Market quotation service (Symbol FSTR).  The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:

	2010		2009
Quarter	High	Low	High	Low
First	$32.49	$25.21	$33.14	$20.56
Second	32.48	25.92	33.15	25.40
Third	31.69	25.52	35.00	28.00
Fourth	41.00	28.09	31.37	27.29

Dividends

No cash dividends were paid on the Company’s Common stock during 2010 and 2009.  On March 15, 2011, the Board of Directors authorized a $0.025 per share quarterly cash dividend on its issued and outstanding shares of Common stock beginning with the first quarter of 2011.  The Company’s ability to pay cash dividends is limited by its revolving credit agreement.

Performance Graph

The following table compares total shareholder returns for the Company over the last five years to the NASDAQ Composite Index and the Company’s Peer Group assuming a $100 investment made on December 31, 2005.  Each of the three measures of cumulative total return assumes reinvestment of dividends.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

The Company’s Peer Group is composed of Michael Baker Corp., A.M. Castle & Co., Greenbrier Cos., Inc., Northwest Pipe Co, Texas Industries Inc. and Wabtec Corporation.  The Company’s peer group was established by selecting similar companies in the rail, construction and steel industries.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among L.B. Foster Company, the NASDAQ Composite Index and a Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/05
12/06
12/07
12/08
12/09
12/10
L.B. Foster Company
NASDAQ Composite
Peer Group

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Cumulative Total Return
	12/05	12/06	12/07	12/08	12/09	12/10
L.B. Foster Company	$100.00	$174.20	$347.79	$210.30	$200.42	$275.25
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
Peer Group	100.00	117.09	129.39	97.06	99.50	125.66

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	to be issued upon exercise)

Equity compensation plans approved by shareholders	80,950	$6.95	391,881
Equity compensation plans not approved by shareholders	-	-	-
Total	80,950	$6.95	391,881

The Company awarded shares of its common stock to its outside directors on a biannual basis from June 2000 through January 2003 under an arrangement not approved by the Company’s shareholders.  A total of 22,984 shares of common stock were so awarded and this program has been terminated.  At the Company’s 2003 Annual Shareholders’ Meeting, a new plan was approved by the Company’s shareholders under which outside directors received 2,500 shares of the Company’s common stock at each annual shareholder meeting at which such outside director was elected or re-elected, commencing with the Company’s 2003 Annual Shareholders’ Meeting.  Through 2005 there were 30,000 shares issued under this plan.  This plan was discontinued on May 24, 2006 when the Company’s shareholders approved the 2006 Omnibus Incentive Plan.  Under the 2006 Omnibus Incentive Plan, non-employee directors automatically are awarded 3,500 shares, or a lesser amount determined by the directors, of the Company’s common stock at each annual shareholder meeting at which such non-employee director is elected or re-elected, commencing May 24, 2006.  Through December 31, 2010, there were 68,000 fully vested shares issued under the 2006 Omnibus Incentive Plan to non-employee directors.  Additionally, pursuant to the 2006 Omnibus Incentive Plan, during 2008, the Company issued to its officers approximately 11,000 fully-vested shares in lieu of a cash payment earned under the Three Year Incentive Plan.

Issuer Purchases of Equity Securities

On May 12, 2008, the Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common shares until June 30, 2010.  On October 28, 2008, the Board of Directors authorized the repurchase of up to an additional $15.0 million of the Company’s common shares until December 31, 2010.  While purchases were not suspended, the Company did not purchase any of its equity securities during 2010.  Authorization for purchases under any plan expired on December 31, 2010 with the Company having repurchased 951,673 shares totaling approximately $28.3 million.

ITEM 6.  SELECTED FINANCIAL DATA
	Year Ended December 31,
Income Statement Data	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006 (5)
	(All amounts are in thousands, except per share data)
Net sales	$475,050	$404,020	$539,236	$528,200	$406,050
Operating profit	$31,995	$24,357	$39,249	$38,980	$17,934
Income from continuing operations	$20,492	$15,727	$27,746	$110,724	$10,715
(Loss) income from discontinued
operations, net of tax	-	-	-	(31)	2,815
Net income	$20,492	$15,727	$27,746	$110,693	$13,530
Basic earnings per common share:
Continuing operations	$2.01	$1.55	$2.60	$10.39	$1.03
Discontinued operations	-	-	-	-	0.27
Basic earnings per common share	$2.01	$1.55	$2.60	$10.39	$1.30
Diluted earnings per common share:
Continuing operations	$1.98	$1.53	$2.57	$10.09	$0.99
Discontinued operations	-	-	-	-	0.26
Diluted earnings per common share	$1.98	$1.53	$2.57	$10.09	$1.25

(1)	2010 includes a pre-tax gain of $1,364,000 associated with the remeasurement of the remaining Portec available-for-sale investment on the acquisition date.
(2)	2009 includes a pre-tax gain of $1,194,000 associated with the sale of available-for-sale marketable securities.
(3)
2008 includes pre-tax gains of $2,022,000 associated with the receipt of escrow proceeds related to the prior year sale of the Company’s DM&E investment and $1,486,000 from the sale and lease-back of our threaded products facility in Houston, TX.

(4)	2007 includes $8,472,000 in dividend income and a $122,885,000 pre-tax gain due to the announcement and consummation, respectively, of the sale of the Company’s investment in the DM&E.
(5)	2006 includes a $3,005,000 gain from the sale of the Company’s former Geotechnical Division which was classified as discontinued operations.

	December 31,
Balance Sheet Data	2010	2009	2008	2007	2006
Total assets	$378,716	$331,594	$332,120	$330,772	$235,833
Working capital	142,463	210,332	202,264	200,645	90,844
Long-term debt	2,399	13,197	21,734	28,056	54,273
Stockholders' equity	255,747	232,592	217,562	213,826	98,033

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

During 2010, we successfully completed two acquisitions totaling approximately $120.2 million:

•	Portec Rail Products, Inc. (Portec) - $113.3 million.
•	Interlocking Deck Systems International, LLC (IDSI) - $6.9 million.

The total amount of cash used to make these acquisitions, including amounts paid in 2011, was approximately $120.8 million, including approximately $2.4 million of acquisition costs.  These expenditures were reduced by approximately $16.5 million of cash acquired as well as a divestiture of a business acquired with Portec which resulted in proceeds of approximately $10.2 million.  While our acquisitions caused our cash and cash equivalents balances to decrease, the following items helped to maintain our financial position:

•	We generated $59.5 million of cash from operating activities, which includes the previously mentioned acquisition costs.
•	We kept investments in our plants and facilities consistent with prior year levels.
•	We repaid $23.4 million of total debt, including the pay-off of our term loan.

As of December 31, 2010, we had approximately $74.8 million in cash and cash equivalents and a revolving credit facility with approximately $60.2 million of availability while carrying only $4.8 million in total debt.

2010 Developments

Acquisitions

Portec Rail Products, Inc.
On December 15, 2010, we closed our cash offer, originally announced on February 16, 2010 and amended on August 30, 2010, for all the issued and outstanding shares of Portec common stock at a purchase price of $11.80 per share, or approximately $113.3 million, including amounts paid in January 2011.  On December 27, 2010, we completed the merger of Portec into a wholly-owned subsidiary.

The acquisition of Portec will help us become a strategic provider of products and services “below the wheel” for the Class I, transit, shortline and regional railroad and contractors in North America, as well as to railways, governmental agencies, passenger car manufacturers and rail contractors globally.  It will broaden our offerings by adding Portec’s friction management and wayside detection products and services.  This acquisition will also assist our international expansion of existing products as Portec currently has a strong presence in Canada and the United Kingdom through wholly-owned subsidiaries, and has continued to improve its presence in Europe, Brazil, Southeast Asia, China and Australia.

Portec will be reported through our Rail Products Segment.  Since the acquisition date, Portec contributed $4.8 million in net sales, $0.6 million in gross profit and a net loss of $(0.2) million for the period ended December 31, 2010.  We do not believe the results generated from the two week period from the acquisition date through December 31, 2010 are indicative of Portec’s quarterly or annual results of operations.

Interlocking Deck Systems International LLC
On March 23, 2010, we purchased certain assets from IDSI.  The purchase price was $6.9 million and it was allocated to certain equipment, raw material inventory, other assets, proprietary software, intangibles, and goodwill related to IDSI's steel bridge decking business.  We paid $5.1 million in cash on the closing date and issued a note for the remaining purchase price, which is payable on the first and second anniversary of the closing in amounts of $1.0 million on each anniversary.  No liabilities were assumed in this acquisition.

Recent Developments

In December 2010, the UPRR opted not to extend the supply agreement and lease renewal for the Grand Island, NE plant.  Production for the remaining orders was completed during the first quarter of 2011.  We believe the dismantling of the facility according to the terms of the supply agreement and the winding down of operations will be completed in the third quarter of 2011.  Sales to the UPRR from this facility approximated $20.4 million, $11.5 million and $12.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We do not believe that the closure of this facility will have a significant, adverse impact on our results of operations or our liquidity.

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

Rail Products
The Rail products segment is composed of several manufacturing and distribution businesses that provide a variety of products for railroads, transit authorities, industrial companies and mining applications throughout North America and the United Kingdom.  Rail products has sales offices throughout the United States, Canada and the United Kingdom and frequently bids on rail projects where it can offer products manufactured by the Company or sourced from numerous suppliers. These products may be provided as a package to rail lines, transit authorities and construction contractors which reduces the customer’s procurement efforts and provides value added, just in time delivery.

The Rail products segment designs and manufactures bonded insulated rail joints, cuts and drills rail and manufactures concrete cross ties and turnout ties.  The Company has concrete tie manufacturing facilities in Spokane, WA and Tucson, AZ.  The Company also has two facilities that design, test and fabricate rail products in Atlanta, GA and Niles, OH.

Through our Portec subsidiary, we engineer, manufacture and assemble friction management products, railway wayside data collection and management systems and engineer and sell securement systems and related products.

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

The coated pipe unit, located in Birmingham, AL, coats the outer dimension and, to a lesser extent, the inner dimension of pipe primarily for natural gas transmission and, to a much lesser extent, oil transmission industries.  Coated pipe partners with its primary customer, a pipe manufacturer, to market fusion bonded epoxy coatings, abrasion resistant coatings and internal linings for a wide variety of pipe dimensions for pipeline projects throughout North America.

The threaded products unit, located in Houston, TX, cuts, threads and paints pipe primarily for water well applications for the agriculture industry and municipal water authorities.

Joint Venture
In May 2009, the Company completed the formation of a joint venture with L B Industries, Inc. for a period of 9.5 years.  The Company and L B Industries each have a 45% ownership interest in the joint venture (JV), L B Pipe & Coupling Products, LLC.  The Company has made all of its mandatory capital contributions under the joint venture agreement totaling $2.2 million.

This venture commenced operations in 2010 and manufactures, markets and sells various products for the energy, utility and construction markets.

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

Goodwill – Goodwill is required to be tested for impairment at least annually. The Company performs its annual impairment test as of October 1st and more frequently when indicators of impairment are present. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss.  This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill.  If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss equal to the excess is recorded as a component of continuing operations.  The Company uses a combination of market approach and a discounted cash flow model (DCF model) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes. The Company considers historical experience and available information at the time the fair values of its business are estimated. However, actual amounts realized may differ from those used to evaluate the impairment of goodwill. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, the Company may be exposed to impairment losses that could be material to our results of operations.  There were no goodwill impairments recorded during the three years ended December 31, 2010.

Asset impairment – The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable.  The Company applies the guidance in FASB ASC 360-10-35, and related guidance, in order to determine whether or not an asset is impaired.  This guidance indicates that if the sum of the future expected cash flows associated with an asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements.  The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.  The Company believes that the accounting estimate related to asset impairment is a “critical accounting estimate” as it is highly susceptible to change from period to period and because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years.  These assumptions impact the amount of an impairment, which would have an impact on the income statement.  There were no asset impairments recorded during the three years ended December 31, 2010.

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

The Company believes that the accounting estimate related to the allowance for bad debts is a “critical accounting estimate” because the underlying assumptions used for the allowance can change from period to period and the allowance could potentially cause a material impact to the income statement.  Specific customer circumstances and general economic conditions may vary significantly from management’s assumptions and may impact expected earnings.  At December 31, 2010 and 2009, the Company maintained an allowance for bad debts of $1.6 million and $1.1 million, respectively.

Product Liability – The Company maintains a current liability for the repair or replacement of defective products.  For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales.  For long-term construction projects, a liability is established when the claim is known and quantifiable. The product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims.  The Company believes that this is a “critical accounting estimate” because the underlying assumptions used to calculate the liability can change from period to period.  At December 31, 2010 and 2009, the product liability was $4.4 million and $3.4 million, respectively.  For additional information regarding the Company’s product liability, refer to Part II, Item 8, Footnote 22 “Commitments and Contingent Liabilities.”

Slow-Moving Inventory – Slow-moving inventory is reviewed and adjusted routinely, taking into account numerous factors such as quantities-on-hand versus turnover, product knowledge, and physical inventory observations.  This review is performed on a specific product basis and effectively establishes a new cost for the underlying product.  The Company believes this is a “critical accounting estimate” because the underlying assumptions can change from period to period and could have a material impact on the income statement.

Revenue Recognition – The Company’s revenues are composed of product sales and products and services provided under long-term contracts.  For product sales, the Company recognizes revenue upon transfer of title to the customer.  Title generally passes to the customer upon shipment.  In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.  Shipping and handling costs are included in cost of goods sold. Revenues for products under long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs.  For certain products, the percentage of completion is based upon actual labor costs to estimated total labor costs. Revenues recognized using percentage of completion were less than 10% of the Company’s consolidated revenues for the year ended December 31, 2010.  With the addition of Portec, the contribution of revenues recognized using percentage of completion is expected to continue to decline in future periods.

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

The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the plan’s investment mix and the forecasted rates of return on these types of securities.  Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss.  The unrecognized actuarial gains or losses are amortized in accordance with applicable guidance, generally FASB ASC 712, “Compensation – Nonretirement postemployment benefits.”  The expected long-term rate of return determined by the Company for 2010 and 2009 pension expense was 7.75% in each year.  Pension expense increases as the expected long-term rate of return decreases.

The assumed discount rate reflects the current rate at which the pension benefits could effectively be settled.  In estimating that rate, applicable guidance requires that the Company looks to rates of return on high quality, fixed income investments.  The Company’s pension liability increases as the discount rate is reduced.  Therefore, the decline in the assumed discount rate has the effect of increasing the Company’s pension obligation and future pension expense.  The weighted average assumed discount rate used by the Company was 5.50% and 6.00%, respectively, as of December 31, 2010 and 2009.

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

The Company evaluates all tax positions taken on the state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation to determine the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement, is determined. A previously recognized tax position is derecognized when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions. The results of these estimates, that are not readily apparent from other sources, form the basis for recognizing an uncertain tax position liability. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Refer to Part II, Item 8, Footnote 16, “Income Taxes”.   The Company’s ability to realize these tax benefits may affect the Company’s reported income tax expense and net income.

Contingencies – The Company is currently involved in certain legal proceedings. When a probable, estimable exposure exists, the Company accrues the estimate of the probable costs for the resolution of these matters. These estimates have been developed in consultation with legal counsel involved in the defense of these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations could be materially affected by changes in our assumptions or the outcome of these proceedings.

The Company’s operations are subject to national, state, foreign, provincial, and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, regulated materials and waste, and that impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals, or other releases of hazardous substances or materials. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. Estimates are not reduced by potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties or as amounts are received. Established reserves are periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations. As of December 31, 2010 and 2009, the Company maintained environmental and legal contingency reserves approximating $2.8 million and $0.8 million, respectively.

Refer to Part II, Item 8, Footnote 22, “Commitments and Contingent Liabilities”.

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

Quarterly Results of Operations

	Three Months Ended		Percent of Total Net Revenues		Percent
	December 31,		Three Months Ended December 31,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Net Sales:
Rail Products	$63,598	$40,953	43.0%	38.9%	55.3%
Construction Products	77,365	58,828	52.3	55.9	31.5
Tubular Products	7,020	5,390	4.7	5.1	30.2
Total Net Sales	$147,983	$105,171	100.0%	100.0%	40.7%

	Three Months Ended		Gross Profit Percentage		Percent
	December 31,		Three Months Ended December 31,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Gross Profit:
Rail Products	$7,837	$3,446	12.3%	8.4%	127.4%
Construction Products	11,580	9,086	15.0	15.4	27.4
Tubular Products	1,830	(851)	26.1	(15.8)	315.0
LIFO Credit	852	4,364	0.6	4.1	(80.5)
Other	54	(459)	0.0	(0.4)	(111.8)
Total Gross Profit	$22,153	$15,586	15.0%	14.8%	42.1%

	Three Months Ended		Percent of Total Net Revenues		Percent
	December 31,		Three Months Ended December 31,		Increase/(Decrease)
	2010	2009	2010	2009	2010 vs. 2009
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$12,763	$8,794	8.6%	8.4%	45.1%
Interest Expense	306	303	0.2	0.3	1.0
Gain on Marketable Securities	(1,364)	-	(0.9)	-	**
Equity in Gains of Nonconsolidated Investments	(59)	-	(0.0)	-	**
Interest Income	(108)	(113)	(0.1)	(0.1)	(4.4)
Other Expense	3	10	0.0	0.0	**
Total Expenses	11,541	8,994	7.8	8.6	28.3

Income Before Income Taxes	10,612	6,592	7.2	6.3	61.0
Income Tax Expense	4,373	2,680	3.0	2.5	63.2

Net Income	$6,239	$3,912	4.2%	3.7%	59.5%

**	Results of calculation are not meaningful for presentation purposes.

Fourth Quarter 2010 Compared to Fourth Quarter 2009 – Company Analysis

Net income for the fourth quarter of 2010 was $0.60 per diluted share, compared to $0.38 per diluted share for the fourth quarter of 2009.  We account for a portion of our inventory under the LIFO method.  While the LIFO reserve requirements had positive impacts for the current period, the credit to gross profit resulting from this LIFO adjustment was significantly lower than in 2009.

Having a positive impact in the 2010 fourth quarter was the recognition, in accordance with applicable acquisition accounting guidance, of the $1.4 million pre-tax gain associated with the remeasurement of our holding of Portec equity securities prior to the acquisition.  Additionally, we recorded our share of the income from our equity investment in our JV, which is reported as “Equity in Gains of Nonconsolidated Investments.”

There were two primary drivers of increased selling and administration expenses in the fourth quarter of 2010, acquisition costs and incentive compensation.  We recognized $1.2 million in acquisition costs in the fourth quarter of 2010 related to our acquisition of Portec.  Additionally, results-driven compensation costs increased approximately $2.0 million over the prior year period.  Finally, Portec contributed $0.9 million in selling and administrative expenses since the acquisition date.  The increased effective income tax rate for the fourth quarter of 2010 to 41.2% from 40.7% in the prior year quarter resulted primarily from nondeductible acquisition costs.

Results of Operations – Segment Analysis

Rail Products

	Three Months Ended			Percent
	December 31,		Increase/(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$63,598	$40,953	$22,645	55.3%
Gross Profit	$7,837	$3,446	$4,391	127.4%
Gross Profit Percentage	12.3%	8.4%	3.9%	46.4%

Fourth Quarter 2010 Compared to Fourth Quarter 2009

Improved 2010 quarterly sales were reported across all of the divisions within our Rail Products segment, generally from improved volumes, over the prior year quarter.  Our transit division’s growth in volumes continued to be aided by Federal stimulus spending.  Due to increased 2010 purchases by the UPRR at both our Grand Island, NE and Tucson, AZ facilities, our sales of CXT concrete ties increased over the prior year quarter.  Additionally, these two facilities had improved 2010 sales volumes from other customers.  Finally, our new Portec subsidiary contributed $4.8 million in additional net sales from the acquisition date.

While product mix led to our transit products division’s gross profit margin decreasing during the 2010 fourth quarter, the rest of our rail divisions experienced gross profit margin expansion over the 2009 period.  Our rail distribution business and ARP division benefitted from reduced unabsorbed plant expenses while our relay rail distribution business was negatively impacted in the prior year quarter by lower of cost or market charges.  Portec increased our Rail Products segment gross profit by approximately $0.6 million, which included an increase to cost of goods sold of $0.8 million related to recognition of a portion of the inventory step-up to fair value from Portec’s purchase price allocation.

Our CXT concrete tie division’s gross profit margin increased over the prior year quarter from a favorable $1.8 million resolution of a supply chain dispute.  Partially offsetting this were warranty charges of $0.8 million recorded in the 2010 fourth quarter.

Construction Products

	Three Months Ended			Percent
	December 31,		Increase/(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$77,365	$58,828	$18,537	31.5%
Gross Profit	$11,580	$9,086	$2,494	27.4%
Gross Profit Percentage	15.0%	15.4%	(0.5)%	(3.1)%

Fourth Quarter 2010 Compared to Fourth Quarter 2009

All of our Construction Products divisions reported improved sales during the 2010 fourth quarter.  Our piling division drove the increase with improved sales volumes of sheet piling, which more than offset pricing declines experienced by all piling products.  Our concrete buildings division benefitted from significantly increased sales to federal agencies, a significant portion of which was attributable to stimulus legislation.  Our fabricated products division sales improvement came predominately from stronger bridge decking sales.

While our fabricated products division was able to leverage increased volumes into expanded gross profit margins, overall our 2010 Construction Products gross profit margins were comparatively flat with the 2009 period.  Our piling division’s sales growth in the current quarter came at the expense of lower pricing due to commodity price declines as well as an extremely competitive environment, while our concrete buildings division’s gross profit margins where hampered by increased plant expenses and lower margin products typically purchased by the federal agencies that drove the sales increase previously noted.

Tubular Products

	Three Months Ended			Percent
	December 31,		Increase/(Decrease)	Increase/(Decrease)
	2010	2009	2010 vs. 2009	2010 vs. 2009
	Dollars in thousands
Net Sales	$7,020	$5,390	$1,630	30.2%
Gross Profit	$1,830	$(851)	$2,681	315.0%
Gross Profit Percentage	26.1%	(15.8)%	41.9%	265.1%

Fourth Quarter 2010 Compared to Fourth Quarter 2009

Our coated products division continued to rebound from the recession driven downturn it experienced in the prior year, again more than doubling its 2009 quarter sales.  This improvement was partially offset by reduced 2010 fourth quarter revenues from our threaded products division.  This division’s prior year period benefitted from a pricing strategy designed to accelerate our exit from the micropile market.

Our Tubular Products 2010 fourth quarter gross profit was significantly improved as our coated pipe division reported strong results and our threaded products division returned to profitability after being negatively impacted by reductions in pipe pricing, unfavorable manufacturing variances and slow moving inventory charges in the prior year period.

Year-to-date Results of Operations

	Twelve Months Ended			Percent of Total Net Revenues			Percent
	December 31,			Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net Sales:	Dollars in thousands
Rail Products	$212,240	$186,401	$244,494	44.7%	46.1%	45.3%	13.9%	(23.8)%
Construction Products	235,591	196,480	259,247	49.6	48.6	48.1	19.9	(24.2)
Tubular Products	27,219	21,139	35,495	5.7	5.2	6.6	28.8	(40.4)
Total Net Sales	$475,050	$404,020	$539,236	100.0%	100.0%	100.0%	17.6%	(25.1)%

	Twelve Months Ended			Gross Profit Percentage			Percent
	December 31,			Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Gross Profit:	Dollars in thousands
Rail Products	$27,352	$16,056	$35,815	12.9%	8.6%	14.6%	70.4%	(55.2)%
Construction Products	40,381	33,390	49,369	17.1	17.0	19.0	20.9	(32.4)
Tubular Products	5,782	1,148	9,158	21.2	5.4	25.8	403.7	(87.5)
LIFO Credit/(Expense)	2,276	11,039	(12,710)	0.5	2.7	(2.4)	(79.4)	186.9
Other	(1,208)	(1,775)	(1,414)	(0.3)	(0.4)	(0.3)	(31.9)	25.5
Total Gross Profit	$74,583	$59,858	$80,218	15.7%	14.8%	14.9%	24.6%	(25.4)%

	Twelve Months Ended			Percent of Total Net Revenues			Percent
	December 31,			Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Expenses:	Dollars in thousands
Selling and Administrative Expenses	$42,588	$35,501	$40,969	9.0%	8.8%	7.6%	20.0%	(13.3)%
Interest Expense	1,003	1,292	1,995	0.2	0.3	0.4	(22.4)	(35.2)
Gain on Sale of DM&E Investment	-	-	(2,022)	-	-	(0.4)	-	(100.0)
Gain on Sale of Houston, TX Property	-	-	(1,486)	-	-	(0.3)	-	(100.0)
Gain on Marketable Securities	(1,364)	(1,194)	-	(0.3)	(0.3)	-	14.2	**
Equity in Losses of Nonconsolidated Investment	213	-	-	0.0	-	-	**	-
Interest Income	(403)	(789)	(2,675)	(0.1)	(0.2)	(0.5)	(48.9)	(70.5)
Other (Income)/Expense	(196)	(435)	158	0.0	(0.1)	0.0	(54.9)	(375.3)
Total Expenses	41,841	34,375	36,939	8.8	8.5	6.9	21.7	(6.9)

Income Before Income Taxes	32,742	25,483	43,279	6.9	6.3	8.0	28.5	(41.1)
Income Tax Expense	12,250	9,756	15,533	2.6	2.4	2.9	25.6	(37.2)
Net Income	$20,492	$15,727	$27,746	4.3%	3.9%	5.1%	30.3%	(43.3)%
**	Results of calculation are not material for presentation purposes.

The Year 2010 Compared to the Year 2009 – Company Analysis

Net income for 2010 was $1.98 per diluted share, compared to net income of $1.53 per diluted share for 2009.  While the prior year period included a pre-tax gain of $1.2 million on the sale of a portion of our investment in Portec, 2010 included a pre-tax gain of $1.4 million recognized on the remaining available-for-sale investment due to the requirement to remeasure its fair value on the acquisition date.  The 2010 improvement in gross profit is due, in part, to negative adjustments of approximately $5.3 million taken in the 2009 period related to concrete tie issues as well as a significant current period improvement in manufacturing variances.  Gross profit also increased over the prior year due to a favorable $1.8 million resolution of a supply chain dispute.  We account for a portion of our inventory under the LIFO method.  The LIFO reserve requirements can be positively or negatively impacted by falling or rising prices.  The credit to gross profit resulting from this LIFO adjustment was $8.8 million lower in 2010 than in 2009, as there was greater price volatility in the prior year.

The foremost causes of the increased Selling and Administrative costs for the 2010 year-to-date period were $2.4 million for acquisition costs, $2.1 million for compensation expenses and $0.8 million for bad debt expense, due to a recovery recorded in 2009.

For 2010, we recorded a $0.2 million loss from our JV equity method investment.  Our effective income tax rate for the 2010 period, 37.4% decreased compared to the 2009 period, 38.3%, due to increased domestic manufacturing credits partially offset by certain acquisition costs that were not deductible for tax purposes.

The Year 2009 Compared to the Year 2008 – Company Analysis

Net income for the year ended December 31, 2009 was $1.53 per diluted share which compares to net income of $2.57 per diluted share for the year ended December 31, 2008.  Included in 2009 net income is the pre-tax gain associated with the sale of marketable securities ($1.2 million).  Included in net income for the prior year were pre-tax gains from the receipt of escrow proceeds related to the sale of our investment in the DM&E Railroad ($2.0 million) and the sale-leaseback of our Houston, TX facility ($1.5 million).

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

Results of Operations – Segment Analysis

Rail Products

	Twelve Months Ended					Percent
	December 31,			Increase/(Decrease)		Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
	Dollars in thousands
Net Sales	$212,240	$186,401	$244,494	$25,839	$(58,093)	13.9%	(23.8)%
Gross Profit	$27,352	$16,056	$35,815	$11,296	$(19,759)	70.4%	(55.2)%
Gross Profit Percentage	12.9%	8.6%	14.6%	4.3%	(6.0)%	49.6%	(41.2)%

The Year 2010 Compared to the Year 2009

The leader of sales growth within our Rail Products segment was our CXT concrete tie division.    In addition to increased purchases by the UPRR in 2010, prior year sales by this division were reduced by $2.8 million when the UPRR refused to accept certain ties produced at our Grand Island, NE facility due to the alleged quality of certain raw materials used in the manufacturing process.  Both our ARP and transit divisions benefitted from improved volumes over the prior year period.  Finally, our new Portec subsidiary contributed $4.8 million in additional net sales since the acquisition date.

Improvements in our Rail Products gross profit were due primarily to the prior year charges of $5.3 million related to concrete tie issues which occurred in 2009.  Gross profit also increased over the prior year due to a favorable $1.8 million resolution of a supply chain dispute.  Additionally, improvements in selling margins including improved material variances, as well as improved manufacturing variances, had a positive impact on 2010 reported results.  Lastly, while Portec increased our Rail Products segment gross profit by approximately $0.6 million, it had no impact on our gross profit margin.  Portec’s gross profit included an increase to cost of goods sold of $0.8 million related to recognition of a portion of the inventory step-up to fair value from Portec’s purchase price allocation.

Excluding the $5.3 million in concrete tie gross profit charges, our Rail Products segment gross profit would have increased approximately 140 basis points compared to the 2009 period. Our 2011 expectations for our Rail Products segment include:

•	Increased capital expenditure spending by the Class I railroads.
•	A continued soft industrial market.
•	Challenges from reduced sales related to the loss of the UPRR contract at our Grand Island, NE tie facility.
•	Sales and gross profit growth resulting from the Portec acquisition.

The Year 2009 Compared to the Year 2008

Reduced market demand within our rail distribution business drove the overall decrease in Rail Products sales for the year ended December 31, 2009 as compared to 2008.  Depressed market conditions reduced sales in our transit products division compared to its record sales year in 2008.

Market conditions and low UPRR purchasing levels led to overall lower demand and sales of our CXT concrete ties throughout 2009.  Also, our Grand Island, NE facility was negatively impacted by below-specification raw materials that led the UPRR to reject certain concrete ties.

Gross profit margin declined across most of our divisions within our Rail Products segment.  Two causes of our reduced gross profit related to the following two specific issues at our concrete tie division.  The first is the cumulative impact during 2009 of approximately $2.7 million in warranty charges related to in-track failures of our prestressed concrete railroad ties.  The second is the $2.6 million of gross profit charges associated with the rejection by the UPRR of concrete railroad ties which contained below-specification raw materials.  The remainder of the divisions experienced margin contraction during 2009 associated, generally, with demand and pricing declines with the exception of our ARP division.  The demand declines resulted in decreased production volumes and caused increased unabsorbed plant expenses and increased charges for slow-moving and obsolete inventory.  Notable unfavorable slow-moving and obsolete inventory charges were $0.7 million recorded by our rail distribution business and $0.6 million by our concrete tie businesses.  The pricing declines contributed to unfavorable inventory adjustments.

Construction Products

	Twelve Months Ended					Percent
	December 31,			Increase/(Decrease)		Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
	Dollars in thousands
Net Sales	$235,591	$196,480	$259,247	$39,111	$(62,767)	19.9%	(24.2)%
Gross Profit	$40,381	$33,390	$49,369	$6,991	$(15,979)	20.9%	(32.4)%
Gross Profit Percentage	17.1%	17.0%	19.0%	0.1%	(2.0)%	0.9%	(10.8)%

The Year 2010 Compared to the Year 2009

All of the divisions within our Construction Products segment experienced strong sales increases in 2010.  Our piling division’s robust 2010 growth in sales volumes of sheet piling more than offset any pricing declines experienced by other piling products.  Additionally, our concrete building division, realizing benefits from Federal spending partially due to the stimulus legislation, delivered sales growth in 2010.  Finally, our fabricated products division continued to benefit from customer preference for our bridge decking solution.  While sales have improved somewhat in 2010 from their 2009 levels, the backlog within this division is up approximately 52% over 2009.

 Our Construction Products gross profit margin improved in all divisions with the exception of piling.  Our piling division has experienced margin compression due to an intensely competitive bidding environment and a weak industrial market.

We continue to see a mixed outlook in our heavy civil and public works construction markets as we experience increased volumes that have been partially offset by declines in pricing.  Also, we do not believe that our Construction Products segment will have the opportunities generated from the stimulus bill in 2011 as it did in 2010.  A number of other factors are likely to impact our Construction Products segment sales and gross profit.  Negative factors impacting these results include:

•	Approximately 46 states currently facing, or are projecting to have, fiscal year 2011 budget deficits.
•	2005 federal legislation, SAFETEA-LU, authorizing transportation construction funding which expired in September 2009 and has been temporarily extended through September 30, 2011.
•	The heavy civil and public works construction market that we participate in remains moderate nationwide leading to increased competition.

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

The impact of volume declines within our piling division and a declining price environment also contributed to the reduction of our Construction Products gross profit margin.  Exclusive of the negative gross profit margin impacts from our piling division, the margins of the other divisions within this segment remained comparatively flat over the 2008 period.

Tubular Products

	Twelve Months Ended					Percent
	December 31,			Increase/(Decrease)		Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
	Dollars in thousands
Net Sales	$27,219	$21,139	$35,495	$6,080	$(14,356)	28.8%	(40.4)%
Gross Profit	$5,782	$1,148	$9,158	$4,634	$(8,010)	403.7%	(87.5)%
Gross Profit Percentage	21.2%	5.4%	25.8%	15.8%	(20.4)%	291.2%	(79.0)%

The Year 2010 Compared to the Year 2009

The Tubular Products segment sales increase was driven primarily by our coated products division that rebounded from the recession driven downturn it experienced in 2009 as well as to sales increases in our threaded products division.  Our Tubular Products 2010 gross profit was significantly improved as our threaded products division returned to profitability after being negatively impacted by reductions in pipe pricing, unfavorable manufacturing variances and slow moving inventory charges in the prior year period and, to a lesser extent, sales increases in our coated products division.

While the energy markets we participate in are getting stronger, they will be challenged by lower natural gas prices throughout 2011.  As a result, our Tubular Products segment heads into 2011 with a significantly reduced backlog compared to when it entered 2010.

The Year 2009 Compared to the Year 2008

Significant weakness in the energy markets served by our Tubular Products segment resulted in reductions in sales volumes as well as profitability.

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

Liquidity and Capital Resources

The following table sets forth L.B. Foster’s capitalization:

	December 31,
	2010	2009
Debt:	In millions
Term loan, due May 2011	$-	$13.1
Capital leases	2.9	5.5
IDSI acquisition notes	1.9	-
Total Debt	4.8	18.6
Equity	255.7	232.6
Total Capitalization	$260.5	$251.2

The Company’s need for liquidity relates primarily to seasonal working capital requirements, capital expenditures, joint venture capital obligations, potential additional strategic acquisitions and debt service obligations.

The following table summarizes the impact of these items during the past three years:

	December 31,
	2010	2009	2008
Liquidity needs:	In millions
Working capital and other assets and liabilities	$28.7	$2.9	$(6.7)
Common stock purchases	-	(1.9)	(26.5)
Capital expenditures	(6.2)	(6.1)	(4.8)
Acquisitions, net of cash acquired	(90.8)	-	-
Investments/capital contributions	(0.8)	(1.4)	(1.7)
Repayments of term loan	(13.1)	(2.9)	(3.1)
Other long-term debt repayments	(10.3)	(6.1)	(3.6)
Cash interest paid	(0.8)	(1.1)	(1.9)
Net liquidity requirements	(93.3)	(16.6)	(48.3)
Liquidity sources:
Internally generated cash flows before interest paid	31.7	24.1	32.7
Proceeds from the sale of DM&E investment	-	-	2.0
Proceeds from the sale of marketable securities	-	2.1	-
Proceeds from asset sales	10.2	-	6.6
Equity transactions	1.4	0.2	1.0
Net liquidity sources	43.3	26.4	42.3
Net Change in Cash	$(50.0)	$9.8	$(6.0)

Cash Flow from Operating Activities

During 2010, cash flow from operations provided $59.5 million, an increase of $33.7 million compared to 2009.  Net income and adjustments to net income provided $30.7 million for 2010.  This amount was supplemented with cash provided by working capital and other assets and liabilities of $28.7 million.  Even though 2010 fourth quarter sales increased over the prior year comparable period, we were able to reduce accounts receivable and inventory substantially, exclusive of the effects of the Portec acquisition.

During 2009, cash flow from operations provided $25.7 million, an increase of $1.6 million compared to 2008.  Net income and adjustments to net income provided $22.9 million for 2009.  This amount was supplemented with cash provided by working capital and other assets and liabilities of $2.9 million.  Decreased 2009 fourth quarter sales from the prior year comparable period decreased accounts receivable while declining prices reduced inventory levels.  Reduced incentive compensation decreased accrued payroll and employee benefits.

During 2008, cash flows from operations provided $24.1 million, an increase of $28.7 million compared to 2007.  Net income and adjustments to net income provided $30.8 million for 2008.  Offsetting this amount was cash used by working capital and other assets and liabilities of $6.7 million.  Higher 2008 fourth quarter sales over the prior comparable period increased accounts receivable while the settlement of the 2005-2007 Three Year Incentive Plan decreased accrued payroll and employee benefits.  Partially offsetting these changes was an increase in trade accounts payable due to commodity cost increases.

Cash Flow from Investing Activities

Investing activities used $87.6 million during 2010 primarily from our acquisitions of Portec and IDSI, net of Portec cash acquired.  Capital expenditures totaled $6.2 million.  Also, we contributed an additional $0.8 million to our joint venture.  These uses were partially offset by the receipt of $10.2 million in proceeds related to the DOJ required divestiture of the Portec rail joint business.

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

Cash Flow from Financing Activities

In connection with the receipt of the rail joint business divestiture proceeds, we repaid all outstanding debt of Portec, approximating $7.5 million.  Additionally, we repaid our term loan of approximately $13.1 million in December 2010.

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

Financial Condition

As of December 31, 2010, we had approximately $74.8 million in cash and cash equivalents after our predominately cash acquisitions of Portec and IDSI, which approximated $90.8 million, net of cash acquired, and a revolving credit facility with approximately $60.2 million of availability while carrying only $4.8 million in total debt.  We believe this capacity will afford us the flexibility to take advantage of opportunities that we may encounter as well as weather the continued weak economy while working to successfully integrate the operations of Portec.

Included within cash and cash equivalents are primarily investments in tax-free and taxable money market funds.  The money market funds include municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds all of which maintain AAA credit ratings.  Our priority continues to be the maintenance of our principal balances.

Our revolving credit agreement, which expires in May 2011, provides for up to $90.0 million in borrowings to support our working capital and other liquidity requirements.  Borrowings under this agreement are secured by substantially all the trade receivables and inventory owned by us, and are limited to 85% of eligible receivables and 60% of eligible inventory.  We are currently negotiating a new credit agreement with a consortium of banks that we expect to have completed by April 2011.

Revolving credit facility borrowings placed in LIBOR contracts are priced at prevailing LIBOR rates, plus 1.25%.  Borrowings placed in other tranches are priced at the prevailing prime rate, minus 1.00%.  The term loan base rate spread is fixed at prime minus 0.75% and the LIBOR spread is fixed at plus 1.50%.  We paid off the term loan in December 2010.  As of December 31, 2010 we were in compliance with all of the Agreement’s covenants.

Tabular Disclosure of Contractual Obligations

A summary of the Company’s required payments under financial instruments and other commitments at December 31, 2010 are presented in the following table:

		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations	In thousands
IDSI acquisition notes (1)	$1,920	$995	$925	$-	$-
Imputed interest on IDSI acquisition notes (1)	30	25	5	-	-
Capital leases (2)	2,881	1,408	1,460	13	-
Interest on capital leases (2)	221	160	60	1	-
Portec acquisition (3)	8,952	8,952	-	-	-
Pension contributions	10,991	891	1,869	2,078	6,153
Operating leases	12,804	3,128	4,546	3,114	2,016
Purchase obligations not reflected in the financial statements	29,434	29,434	-	-	-
Total contractual cash obligations	$67,233	$44,993	$8,865	$5,206	$8,169
Other Financial Commitments
Standby letters of credit	$1,112	$1,112	$-	$-	$-

(1)
In connection with the acquisition of IDSI, the Company issued promissory notes of $1.0 million payable on the first and second anniversary of the closing.  Imputed interest was calculated at a rate of 2.10%

(2)	Capital lease obligations are payable in installments through 2014 and have interest rates, payable monthly, ranging from 1.74% to 8.55%.
(3)	This represents the final payment to the former shareholders of Portec common stock which was made in January 2011 pursuant to the completion of the short-form merger.

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

Dakota, Minnesota & Eastern Railroad

During 2007, we sold our investment in the DM&E.  When this transaction closed, we reserved approximately $2.1 million of the proceeds which were held in escrow to secure certain of the DM&E’s obligations.  This amount was fully reserved due to the uncertainty surrounding the amount of any future payout as well as the timing of such payout.

During the first quarter of 2008, upon completion of the buyer’s working capital audit, the applicable proceeds were released from escrow pursuant to a favorable working capital adjustment.  We recognized a pre-tax gain of approximately $2.0 million related to the receipt of these proceeds.

Outlook

Our businesses and results of operations have been impacted by the downturn in the global economy.  We believe that the recession, continued credit concerns and expected reductions in federal and state government spending will present challenges to many of the end markets to which we sell.  As a result of continued soft demand for certain of our products as well as heightened competition, we expect to battle margin compression for at least the next six months.  We expect to be challenged in 2011 by moderating sales volumes, production volumes and heightened competition caused by the recessionary economic environment.  However, we also expect to be profitable and to generate positive cash flow.  We believe that when conditions do improve the markets we participate in will be poised to benefit.

We completed the acquisition of Portec in December 2010.  Possible impacts from the merger could result in the loss of key employees, result in the disruption of one or more of its ongoing businesses or identify inconsistencies in standards, controls, procedures and policies that adversely affect one or more of its operations’ ability to maintain relationships with customers, suppliers or creditors.  Employee retention before, during or after the combination may be challenging as employees may experience uncertainty about future roles until strategies with regard to the combined company are announced or executed.

The application of acquisition accounting guidance required us to write-up Portec inventory by approximately $3.2 million to fair value less costs to sell.  This will negatively impact our Rail Products segments gross profit as this increase is recognized in cost of goods sold.  We recognized approximately $0.8 million of this reduction in 2010.  We expect this temporary reduction in gross profit, based on our preliminary estimate of the fair value of inventory less costs to sell, will last through the first quarter of 2011.

We have received increased orders from the UPRR for concrete ties at our Tucson, AZ facility increasing capacity utilization to approximately 90%.

As of December 31, 2010, we maintained a warranty reserve approximating $2.2 million for potential warranty claims associated with concrete railroad ties.  While we believe this is a reasonable estimate of our potential warranty claims, there can be no assurance that future potential costs pertaining to this claim or other potential future claims will not have a material impact on our results of operations.

Our agreements with the UPRR called for their purchasing concrete ties from our Grand Island, NE facility through 2010 and from our Tucson, AZ facility through 2012.  In December 2010, the UPRR opted not to exercise their right to extend the supply agreement for the Grand Island, NE plant.  We do not believe that the closure of this facility will have a significant, adverse impact on our results of operations or our liquidity.

Our ARP facilities in Niles, OH and Pueblo, CO have contracts with Class 1 railroads that are periodically subject to renewal which account for a significant portion of this division’s business.  If we are unable to successfully renew these contracts, our results of operations and financial position could be negatively impacted.  Our two largest customers for this business have recently renewed their agreements for the next five years.

Certain of our businesses rely heavily on spending authorized by the federal highway and transportation funding bill, SAFETEA-LU, enacted in August 2005.  This legislation authorized $286 billion for United States transportation improvement spending over a six-year period and expired in September 2009.  On March 4, 2011, the United States Congress extended this legislation through September 30, 2011.  While certain estimates of the amounts that may be authorized under successor legislation to SAFETEA-LU range from $250 to $550 billion, there is significant uncertainty as to the timing of the renewal of this multi-year surface transportation legislation and the potential impact it may have on our markets.  SAFETEA-LU was not approved until nearly two years after the previous authorization expired.  This delay had a materially detrimental impact upon the demand and spending levels in certain markets where we participated during 2003 to 2005.

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

Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 2010 was approximately $189.3 million.  The following table provides the backlog by business segment:

	December 31,
	2010	2009	2008
Backlog:	In thousands
Rail Products	$86,404	$54,505	$69,912
Construction Products	102,173	120,845	58,013
Tubular Products	720	3,221	6,527
Total Backlog	$189,297	$178,571	$134,452

Included within Rail Products in the above table is approximately $16.0 million in backlog acquired from the acquisition of Portec.

We continue to evaluate the performance of our various operations.  A decision to sell, down-size or terminate an existing operation could have a material adverse effect on near-term earnings but would not be expected to have a material adverse effect on the financial condition of the Company.

We completed the merger with Portec in December 2010.  No assurances can be given that we will achieve the synergies and other benefits we expect from the integration as successfully or rapidly as projected, if at all.

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
Chief Financial and Accounting Officer,
and Treasurer

/s/Linda K. Patterson
Linda K. Patterson
Controller

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company does not purchase or hold any derivative financial instruments for trading purposes.

At contract inception, the Company designates its derivative instruments as hedges.  The Company recognizes all derivative instruments on the balance sheet at fair value.  Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income and reclassified into earnings within other income as the underlying hedged items affect earnings. To the extent that a change in a derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions.  The Company did not engage in significant foreign currency hedging transactions during the three-year period ended December 31, 2010, and no foreign currency hedges remained outstanding as of December 31, 2010. Realized gains or losses from foreign currency hedges did not exceed $0.1 million in any of the three years ended December 31, 2010. However, with the acquisition of Portec, the Company may increase its foreign currency hedging activity in future periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
L. B. Foster Company

We have audited the accompanying consolidated balance sheets of L. B. Foster Company and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), L. B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania
March 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
L. B. Foster Company

We have audited L.B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). L. B. Foster Company and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Portec Rail Products, Inc., which is included in the December 31, 2010 consolidated financial statements of L. B. Foster Company and Subsidiaries and constituted $152.8 million of total assets as of December 31, 2010 and $4.8 million of net sales for the year then ended. Our audit of internal control over financial reporting of L. B. Foster Company and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Portec Rail Products, Inc.

In our opinion, L. B. Foster Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of L. B. Foster Company and Subsidiaries, as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania
March 16, 2011

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
	In thousands, except share data
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,800	$124,845
Accounts receivable - net	69,697	61,178
Inventories - net	90,367	98,982
Current deferred tax assets	911	3,678
Prepaid income tax	972	248
Other current assets	2,535	1,161
Total Current Assets	239,282	290,092
PROPERTY, PLANT AND EQUIPMENT - NET	46,336	37,407

Goodwill	44,369	350
Other intangibles - net	45,079	25
Investments	1,987	3,358
Other assets	1,663	362
TOTAL ASSETS	$378,716	$331,594

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of other long-term debt	$2,402	$2,787
Current maturities of term loan	-	2,619
Accounts payable - trade	45,533	47,849
Deferred revenue	16,868	13,990
Accrued payroll and employee benefits	9,054	6,106
Other accrued liabilities	22,962	6,409
Total Current Liabilities	96,819	79,760
LONG-TERM DEBT, TERM LOAN	-	10,476
OTHER LONG-TERM DEBT	2,399	2,721
DEFERRED TAX LIABILITIES	11,863	319
OTHER LONG-TERM LIABILITIES	11,888	5,726
COMMITMENTS AND CONTINGENT LIABILITIES (Note 22)
STOCKHOLDERS' EQUITY:
Common stock, issued 10,277,138 shares in 2010 and 10,163,964 shares in 2009	111	111
Paid-in capital	47,286	47,660
Retained earnings	233,279	212,787
Treasury stock - at cost, Common stock, 814,249 shares in 2010 and 927,423 shares in 2009	(23,861)	(27,574)
Accumulated other comprehensive loss	(1,068)	(392)
Total Stockholders' Equity	255,747	232,592
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$378,716	$331,594

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE THREE YEARS ENDED DECEMBER 31, 2010

	2010	2009	2008
	In thousands, except per share data
NET SALES	$475,050	$404,020	$$539,236
COSTS AND EXPENSES:
Cost of goods sold	400,467	344,162	459,018
Selling and administrative expenses	42,588	35,501	40,969
Interest expense	1,003	1,292	1,995
Equity in losses of nonconsolidated investment	213	-	-
Gain on marketable securities	(1,364)	(1,194)	-
Gain on sale of DM&E investment	-	-	(2,022)
Gain on sale of Houston, TX property	-	-	(1,486)
Interest income	(403)	(789)	(2,675)
Other (income) expense	(196)	(435)	158
	442,308	378,537	495,957

INCOME BEFORE INCOME TAXES	32,742	25,483	43,279
INCOME TAX EXPENSE	12,250	9,756	15,533
NET INCOME	$20,492	$15,727	$27,746
BASIC EARNINGS PER COMMON SHARE	$2.01	$1.55	$2.60
DILUTED EARNINGS PER COMMON SHARE	$1.98	$1.53	$2.57

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE YEARS ENDED DECEMBER 31, 2010

	2010	2009	2008
	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,492	$15,727	$27,746
Adjustments to reconcile net income to net cash used by operating activities:
Gain on sale of marketable securities	(1,364)	(1,194)	-
Gain on sale of DM&E investment	-	-	(2,022)
Deferred income taxes	1,130	(675)	(3,029)
Excess tax benefit from share-based compensation	(961)	(128)	(171)
Depreciation and amortization	9,489	8,720	8,901
Loss (gain) on sale of property, plant and equipment	10	32	(1,473)
Deferred gain amortization on sale-leaseback	(215)	(215)	(179)
Equity in losses of nonconsolidated investments	213	-	-
Stock-based compensation	1,944	653	948
Unrealized loss on derivative mark-to-market	11	22	76
Change in operating assets and liabilities:
Accounts receivable	11,397	3,135	(10,703)
Inventories	30,606	3,934	(469)
Other current assets	10	60	(90)
Prepaid income taxes	462	(120)	-
Other noncurrent assets	88	40	2
Accounts payable – trade	(13,158)	(773)	8,923
Deferred revenue	667	-	-
Accrued payroll and employee benefits	(1,396)	(1,894)	(4,289)
Other current liabilities	897	(1,379)	(1,039)
Other liabilities	(840)	(205)	965
Net Cash Provided by Operating Activities	59,482	25,740	24,097
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received	(90,807)	-	-
Proceeds from the sale of assets, property, plant and equipment	10,179	1	6,621
Capital expenditures on property, plant and equipment	(6,160)	(6,107)	(4,836)
Capital contributions to equity method investment	(800)	(1,400)	-
Proceeds from the sale of marketable securities	-	2,115	-
Purchase of investments	-	-	(1,734)
Proceeds from the sale of DM&E investment	-	-	2,022
Net Cash (Used) Provided by Investing Activities	(87,588)	(5,391)	2,073

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE YEARS ENDED DECEMBER 31, 2010

	2010	2009	2008
	In thousands
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(13,095)	(2,857)	(3,095)
Repayments of other long-term debt	(10,288)	(6,051)	(3,641)
Proceeds from exercise of stock options and stock awards	451	65	854
Excess tax benefit from share-based compensation	961	128	171
Treasury stock acquisitions	(17)	(1,863)	(26,482)
Net Cash Used by Financing Activities	(21,988)	(10,578)	(32,193)
Effect of exchange rate changes on cash and cash equivalents	49	-	-

Net (Decrease) Increase in Cash and Cash Equivalents	(50,045)	9,771	(6,023)

Cash and Cash Equivalents at Beginning of Year	124,845	115,074	121,097
Cash and Cash Equivalents at End of Year	$74,800	$124,845	$115,074
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid	$806	$1,122	$1,887
Income Taxes Paid	$10,805	$13,381	$18,848
Portec Available-for-Sale Securities Redeemed as part of Acquisition	$2,158	$-	$-
Capital Expenditures Funded through Capital Leases	$199	$-	$-
Accrued Portec Purchase Price Funded in January 2011	$8,952	$-	$-

See Notes to Consolidated Financial Statements.

L. B. Foster Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
for the Three Years Ended December 31, 2010
					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
	In thousands, except share data
Balance, January 1, 2008	$109	$45,147	$169,314	$-	$(744)	$213,826
Net income			27,746			27,746
Other comprehensive (loss) income net of tax:
Pension liability adjustment					(769)	(769)
Unrealized derivative loss on cash flow hedges					76	76
Market value adjustments for investments					725	725
Comprehensive income						27,778
Purchase of 865,532 Common shares for Treasury				(26,482)		(26,482)
Issuance of 176,342 Common shares, net of forfeitures	2	2,438				2,440
Balance, December 31, 2008	111	47,585	197,060	(26,482)	(712)	217,562
Net income			15,727			15,727
Other comprehensive income net of tax:
Pension liability adjustment					292	292
Unrealized derivative loss on cash flow hedges					23	23
Market value adjustments for investments					5	5
Comprehensive income						16,047
Purchase of 86,141 Common shares for Treasury				(1,863)		(1,863)
Issuance of 24,250 Common shares, net of forfeitures		75		771		846
Balance, December 31, 2009	111	47,660	212,787	(27,574)	(392)	232,592
Net income			20,492			20,492
Other comprehensive (loss) income net of tax:
Pension liability adjustment					(74)	(74)
Unrealized derivative gain on cash flow hedges					11	11
Foreign currency translation adjustment					117	117
Market value adjustments for investments					(730)	(730)
Comprehensive income						19,816
Purchase of 493 Common shares for Treasury				(17)		(17)
Issuance of 113,667 Common shares, net of forfeitures		(374)		3,730		3,356
Balance, December 31, 2010	$111	$47,286	$233,279	$(23,861)	$(1,068)	$255,747

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

Cash equivalents principally consist of investments in money market funds at December 31, 2010 and 2009.  The Company invests available funds in a manner to maximize returns, preserve investment principle and maintain liquidity while seeking the highest yield available.

The following table summarizes the Company’s investment in money market funds at December 31:

	2010
	Cost	Fair Value
	In thousands
Federated Municipal Obligations – Institutional	$41,403	$41,403
BlackRock Liquidity Temporary Fund - Institutional	14,556	14,556
	$55,959	$55,959

	2009
	Cost	Fair Value
	In thousands
Federated Municipal Obligations - Institutional	$52,462	$52,462
Federated Tax Free Obligations Fund - Institutional	25,554	25,554
Fidelity Prime Money Market Fund	19,824	19,824
BlackRock Liquidity Municipal Fund - Institutional	10,727	10,727
BlackRock Liquidity Temporary Fund - Institutional	564	564
	$109,131	$109,131

The above investments are all tax-free money market funds with municipal bond issuances as the underlying securities all of which maintained AAA credit agency ratings.  The carrying amounts approximate fair value because of the short maturity of the instruments.

Cash equivalents additionally consisted of investment in bank certificates of deposit of approximately $15,115,000 at December 31, 2009.  There were no such instruments as of December 31, 2010.  The carrying amounts approximated fair value because of the short maturity of the instruments.

Inventories

Certain inventories are valued at the lower of the last-in, first-out (LIFO) cost or market.  Approximately 59% in 2010 and 51% in 2009, of the Company’s inventory is valued at average cost or market, whichever is lower.  Slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, and the age of the inventory.

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

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of 25 to 40 years for buildings and 3 to 10 years for machinery and equipment.  Leasehold improvements are amortized over 2 to 7 years which represent the lives of the respective leases or the lives of the improvements, whichever is shorter.  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company capitalizes interest costs on long-term assets constructed for its own use.  Interest is capitalized and amortized over the estimated useful lives of those assets.  There was no capitalized interest in 2010, 2009 or 2008.

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

Investments

Investments in marketable equity securities are classified as “available-for-sale” and are recorded at fair value with unrealized gains and temporary losses included in accumulated other comprehensive income or loss, respectively.  The Company regularly reviews its available-for-sale investments to determine whether a decline in fair value below the cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Operations.  The Company utilizes the specific identification method to determine the cost of the securities sold.  As of December 31, 2010, the Company did not hold any available-for-sale equity securities.

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

Goodwill and other intangible assets

In accordance with FASB ASC 350 “Intangibles – Goodwill and Other,” and applicable guidance, goodwill is tested annually for impairment or more often if there are indicators of impairment.  The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss.  This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill.  If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss equal to the excess is recorded as a component of continuing operations.  The Company performs its annual impairment tests as of October 1st.  No goodwill impairment was recognized during 2010, 2009 or 2008.

As required by applicable guidance, the Company reassessed the useful lives of its identifiable intangible assets and determined that no changes were required.  The Company has no indefinite-lived intangible assets.  All intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately twenty years, as of December 31, 2010.

See Note 4, “Goodwill and Other Intangible Assets,” for additional information including regarding the Company’s goodwill and other intangible assets.

Environmental remediation and compliance

Environmental remediation costs are accrued when the liability is probable and costs are estimable.  Environmental compliance costs, which principally include the disposal of waste generated by routine operations, are expensed as incurred.  Capitalized environmental costs are depreciated, when appropriate, over their useful life.  Reserves are not reduced by potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties or as amounts are received. Reserves are periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations. As of December 31, 2010 and 2009, the Company maintained environmental reserves approximating $2,599,000 and $625,000, respectively.

Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average of common shares outstanding during the year.  Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and restricted stock utilizing the treasury stock method.

Revenue recognition

The Company’s revenues are composed of product sales and products and services provided under long-term contracts.  For product sales, the Company recognizes revenue upon transfer of title to the customer.  Title generally passes to the customer upon shipment.  In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location. Shipping and handling costs are included in cost of goods sold. Revenues for products under long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs.  For certain products, the percentage of completion is based upon actual labor costs to estimated total labor costs.  Revenues recognized using percentage of completion were less than 10% of the Company’s consolidated revenues for the year ended December 31, 2010.

Revenues from contract change orders and claims are recognized when the settlement is probable and the amount can be reasonably estimated.  Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance.  Costs in excess of billings are classified as work-in-process inventory and generally comprise less than 5% of the Company’s inventory at cost.

Fair value of financial instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, investments, accounts payable, short-term and long-term debt, and foreign currency forward contracts.

The carrying amounts of the Company’s financial instruments at December 31, 2010 and 2009 approximate fair value.  See Note 20, “Fair Value Measurements,” for additional information.

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

At contract inception, the Company designates its derivative instruments as hedges.  The Company recognizes all derivative instruments on the balance sheet at fair value.  Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income and reclassified into earnings within Other Income as the underlying hedged items affect earnings. To the extent that a change in the derivative does not perfectly offset the change in value of the risk being hedged, the ineffective portion is recognized in earnings immediately.

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions.  The Company did not engage in significant foreign currency hedging transactions during the three-year period ended December 31, 2010, and no foreign currency hedges remained outstanding as of December 31, 2010. Realized gains or losses from foreign currency hedges did not exceed $0.1 million in any of the three years ended December 31, 2010.

For more information concerning the fair value measurements of these instruments, refer to Note 20, “Fair Value Measurements.”

Product Liability

The Company maintains a current liability for the repair or replacement of defective products.  For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales.  For long-term construction products, a liability is established when the claim is known and quantifiable. The product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims.  At December 31, 2010 and 2009, the product liability was $4,413,000 and $3,367,000, respectively.  See Note 22, “Commitments and Contingencies” for additional information regarding the product liability.

Asset retirement obligations

In conjunction with the leases of the Grand Island, NE and Tucson, AZ concrete railroad tie facilities, the Company maintains liabilities for asset retirement obligations (ARO).

A reconciliation of our liability for ARO’s at December 31, 2010 and 2009:

	2010	2009
	In thousands
Asset retirement obligation at beginning of year	$912	$861
Liabilities incurred	-	-
Revisions in estimated cash flows	287	-
Accretion expense	48	51
Asset retirement obligation at end of year	$1,247	$912

Of the total ARO, approximately $677,000 was recorded in “Other Current Liabilities” with the remainder recorded in “Other Long-Term Liabilities.”

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

The Company evaluates all tax positions taken on the state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation to determine the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement, is determined. A previously recognized tax position is derecognized when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions. The results of these estimates, that are not readily apparent from other sources, form the basis for recognizing an uncertain tax position liability. Actual results could differ from those estimates upon subsequent resolution of identified matters. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Foreign Currency Translation

The assets and liabilities of our foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted-average rates of exchange during the year. The translation adjustment is accumulated as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in determining net income.  Included in net income for the year ended December 31, 2010 was a foreign currency transaction loss of approximately $60,000.  There were no such gains or losses for the year ended December 31, 2009 and 2008.

Reclassifications

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements.

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

Note 2.

Business Segments

L.B. Foster Company is organized and evaluated by product group, which is the basis for identifying reportable segments.

The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products.

The Company’s Rail segment provides a full line of new and used rail, trackwork and accessories to railroads, mines and industry.  The Rail segment also designs and produces concrete railroad ties, insulated rail joints, power rail, track fasteners, coverboards and special accessories for mass transit and other rail systems.  The Company also engineers, manufactures and assembles friction management products and railway wayside data collection and management systems.

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

The Company’s Tubular segment supplies pipe coatings for natural gas pipelines and utilities.  Additionally, this segment produces threaded pipe products for industrial water well and irrigation markets.  This segment sells micropile for construction foundation repair and slope stabilization.

The Company markets its products directly in all major industrial areas of the United States, Canada and the United Kingdom, primarily through an internal sales force.

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

	2010
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
	In thousands
Rail Products	$212,240	$11,904	$208,446	$6,177	$3,094
Construction Products	235,591	20,600	91,019	1,738	1,638
Tubular Products	27,219	3,949	6,207	765	543
Total	$475,050	$36,453	$305,672	$8,680	$5,275

	2009
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	(Loss)Profit	Assets	Amortization	Assets
	In thousands
Rail Products	$186,401	$(281)	$86,591	$6,310	$1,197
Construction Products	196,480	13,714	104,506	1,392	2,142
Tubular Products	21,139	(1,086)	9,777	498	1,906
Total	$404,020	$12,347	$200,874	$8,200	$5,245

	2008
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
	In thousands
Rail Products	$244,494	$16,310	$113,367	$6,410	$2,332
Construction Products	259,247	28,736	94,709	1,509	1,184
Tubular Products	35,495	6,873	13,870	562	490
Total	$539,236	$51,919	$221,946	$8,481	$4,006

In 2009, one customer accounted for approximately 10.3% of consolidated net sales.  Sales to this customer were recorded in the Rail and Construction segments and were approximately $39,370,000 during 2009.  During 2010 and 2008 no single customer accounted for more than 10% of the Company’s consolidated net sales.  Sales between segments are immaterial.

Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets to the Company’s consolidated totals are illustrated as follows:

	2010	2009	2008
Net Sales from Continuing Operations:	In thousands
Total for reportable segments	$475,050	$404,020	$539,236
Other net sales	-	-	-
Total	$475,050	$404,020	$539,236

Income from Continuing Operations:
Total for reportable segments	$36,453	$12,347	$51,919
Adjustment of inventory to LIFO	2,276	11,039	(12,710)
Unallocated acquisition costs	(2,413)	(8)	-
Unallocated gain on sale of marketable securities	1,364	1,194	-
Unallocated equity in losses of nonconsolidated investments	(213)	-	-
Unallocated gain on sale of DM&E investment	-	-	2,022
Unallocated gain on sale of Houston, TX property	-	-	1,486
Unallocated interest income	403	789	2,675
Other unallocated amounts	(5,128)	122	(2,113)
Income before income taxes	$32,742	$25,483	$43,279

Assets:
Total for reportable segments	$305,672	$200,874	$221,946
Unallocated corporate assets	75,196	135,651	128,296
LIFO and corporate inventory reserves	(8,226)	(10,677)	(21,516)
Unallocated property, plant and equipment	6,074	5,746	3,394
Total assets	$378,716	$331,594	$332,120

Depreciation/Amortization:
Total for reportable segments	$8,680	$8,200	$8,481
Other	809	520	420
Total	$9,489	$8,720	$8,901

Expenditures for Long-Lived Assets:
Total for reportable segments	$5,275	$5,245	$4,006
Expenditures financed under capital leases	199	-	-
Other expenditures	686	862	830
Total	$6,160	$6,107	$4,836

Approximately 95%, 96% and 94% of the Company’s total net sales during 2010, 2009 and 2008, respectively were to customers in the United States, and a majority of the remaining sales were to customers located in other North American countries.

At December 31, 2010, approximately 78%, 21% and 1% of the Company’s long-lived assets were located in the United States, Canada and the United Kingdom, respectively.  At December 31, 2009, all of the Company’s long-lived assets were located in the United States.

Note 3.

Acquisitions

Portec Rail Products, Inc.

On February 16, 2010, the Company, Foster Thomas Company, a West Virginia corporation and a wholly-owned subsidiary of the Company (Purchaser), and Portec Rail Products, Inc., a West Virginia corporation (Portec), entered into an Agreement and Plan of Merger (Merger Agreement). The consummation of the Merger was conditioned, among other matters, upon the receipt of necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act).

The Antitrust Division of the US Department of Justice (DOJ) raised antitrust concerns to the Company's acquisition of Portec. The DOJ expressed concern that the proposed acquisition may have a potentially anti-competitive effect with respect to the rail joint business. As a condition to the proposed acquisition, the DOJ required the sale of certain assets associated with Portec's rail joint business.

On December 9, 2010, Portec entered into an asset purchase agreement with the Company and Koppers, Inc. (Koppers) pursuant to which Koppers agreed to purchase certain assets related to Portec’s manufacture of insulated joints and related products at its Huntington, West Virginia facility (Purchased Assets).

The asset purchase agreement was executed in order to assist the Company in obtaining federal antitrust clearance from the DOJ with respect to the Company’s acquisition of all of the outstanding common stock of Portec pursuant to the Offer by the Purchaser.  On December 23, 2010, the asset purchase agreement closed and Koppers paid a total purchase price of $10,179,000, less the amount of assumed liabilities, for the purchased assets. The purchase price is subject to post-closing adjustments related to the final determination of certain liabilities and the book value of certain tangible personal property, certain inventory and certain prepaid items.

On December 15, 2010, the United States District Court for the District of Columbia signed the Hold Separate Stipulation and Order and the Company closed its previously announced Offer, through Purchaser, and immediately launched a subsequent offering period.

Portec became a wholly-owned subsidiary of the Company pursuant to the terms of the Merger Agreement, through the merger of Purchaser with and into Portec, with Portec surviving as a wholly owned subsidiary of the Company. The Merger was consummated pursuant to Section 31D-11-1105 of the West Virginia Business Corporation Act without a vote or meeting of Portec’s stockholders. In the Merger, all outstanding shares of common stock of Portec were canceled and converted into the right to receive consideration equal to $11.80 per Share, net to the holder in cash, without interest thereon.  The total consideration paid in cash by the Company for the Shares was approximately $113,322,000, including $8,952,000 paid in January 2011.  This amount is recorded within “Other accrued liabilities” on the Company’s consolidated balance sheet as of December 31, 2010.

The Company recorded its acquisition of Portec in accordance with ASC 805, “Business Combinations.”  In connection with the guidance in ASC 805-10-25, the Company remeasured its previously held equity interest in Portec at the acquisition date fair value, $2,158,000, and recognized a gain of $1,364,000 on December 15, 2010. The Company used quoted market prices to determine the fair value of its available-for-sale securities.  These instruments consisted of exchange-traded equity securities and were classified in Level 1 of the fair value hierarchy.

The Company is in the process of completing its fair market appraisals, including the valuation of property, plant & equipment and certain identified intangible assets.  Accordingly, the preliminary purchase price allocation is subject to change.  The following table presents the preliminary allocation of the aggregate purchase price based on estimated fair values:

In thousands
Cash and cash equivalents	$16,455
Accounts receivable	19,857
Inventories	21,048
Assets held for sale – insulated joint business	10,179
Other current assets	3,009
Property, plant & equipment	10,998
Identified intangible assets	43,670
Other assets	411
Total identifiable assets acquired	125,627
Debt obligations	(7,492)
Accounts payable – trade	(10,885)
Deferred revenue	(2,211)
Accrued payroll and employee benefits	(4,373)
Other accrued liabilities	(8,156)
Other long-term liabilities	(7,066)
Deferred tax liabilities	(13,280)
Net identifiable assets acquired	72,164
Goodwill	41,158
Net assets acquired	$113,322

Due to the timing of the closing, the above purchase price allocation is based on a preliminary valuation.  The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available.  If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement recognized for assets or liabilities assumed, the Company will retrospectively adjust the amounts recognized as of the acquisition date.

The $43,670,000 of acquired identified intangible assets will be amortized over their respective, expected useful lives. Of the amount preliminarily allocated to identifiable intangible assets, $6,280,000 was assigned to trademarks (8-20 year useful lives), $18,880,000 was assigned to acquired technology (8-25 year useful lives), $18,160,000 was assigned to customer relationships (25-year useful life), and $350,000 was assigned to supplier relationships (5-year useful life).  The fair value of the acquired identifiable intangible assets is preliminary pending completion of the final valuations for these assets.

The Company repaid all of the outstanding debt of Portec in December 2010.

The acquisition of Portec will help the Company become a strategic provider of products and services below the wheel for the Class I, transit, shortline and regional railroad and contractors in North America, as well as to governmental agencies and rail contractors globally.  It will broaden the Company’s offerings by adding Portec’s friction management and wayside detection products and services.  This acquisition will also assist the Company’s international expansion as Portec currently has a strong presence in Canada and the United Kingdom, and has continued to improve its presence in Europe, Brazil, Southeast Asia, China and Australia.

The amount allocated to goodwill reflects the premium paid for the right to control Portec.  More information regarding goodwill can be found in Note 4, “Goodwill and Other Intangible Assets.”

The results of the operations of Portec are included in the Company’s Consolidated Statement of Operations for the period from December 15, 2010 to December 31, 2010.  Net revenues and net loss resulting from Portec that were included in the Company’s operating results were $4,822,000 and ($213,000), respectively, for the year ended December 31, 2010.

The unaudited pro forma results for the periods presented below are prepared as if the transaction occurred as of January 1, 2009.  Pro forma adjustments exclude operating results of the divested rail joint business, and include depreciation and amortization and other adjustments in connection with the acquisition.

	For the Year Ended December 31,
	2010	2009
	In thousands, except per share data
Total net sales	$564,028	$478,280
Earnings before income taxes	$32,557	$27,132
Net income	$21,817	$17,778
Basic earnings per share	$2.13	$1.75
Dilutive earnings per share	$2.11	$1.73

Acquisition costs were approximately $2,413,000 for the period ended December 31, 2010 and were classified as “Selling and administrative expenses.”

Interlocking Deck Systems International, LLC

On March 23, 2010, the Company purchased, pursuant to an Asset Purchase Agreement (Purchase Agreement), certain assets of Interlocking Deck Systems International, LLC (IDSI) for approximately $7,000,000.  The purchase price was $5,050,000 in cash paid on the closing date and $1,000,000 payable on the first anniversary of the closing, as defined in the Purchase Agreement, and $950,000 payable on the second anniversary of the closing, with the deferred payment obligations being embodied in a promissory note.  No liabilities were assumed in this acquisition. The pro forma results for this acquisition are not material to the Company’s financial results.

The acquisition of IDSI will strengthen the Company’s position as a supplier of steel bridge decking.  The acquisition has been accounted for in accordance with ASC 805, “Business Combinations.”  The following table presents the allocation of the aggregate purchase price based on estimated fair values:

In thousands
Equipment	$1,241
Inventory	918
Proprietary software	90
Non-compete agreements and other intangible assets	1,830
Net identifiable assets acquired	4,079
Goodwill	2,861
Net assets acquired	$6,940

The amount allocated to goodwill reflects the premium paid for the right to control the business acquired and synergies the Company expects to realize from expanding its steel bridge decking business and from eliminating redundant selling and administrative responsibilities and workforce efficiencies.  The goodwill is deductible for tax purposes and has been allocated to the Construction Products Segment.  More information regarding goodwill can be found in Note 4, “Goodwill and Other Intangible Assets.”

Pursuant to the Purchase Agreement, other than the specifically identified assets included above, no other assets or liabilities of IDSI were included in the acquisition.  Acquisition costs were approximately $27,000 for the period ended December 31, 2010 and were classified as “Selling and administrative expenses.”

Note 4.

Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill during 2010 by reporting segment is as follows:

	December 31,	Acquired	December 31,
	2009	Goodwill	2010
	In thousands
Rail Products	$-	$41,158	$41,158
Construction Products	350	2,861	3,211
Tubular Products	-	-	-
Total	$350	$44,019	$44,369

The increase in goodwill within our Rail Products segment is the excess purchase price over the fair value of net assets acquired resulting from the acquisition of Portec in December 2010, while the increase within our Construction Products segment is the excess purchase price over the fair value of net assets acquired resulting from the acquisition of IDSI in March 2010.

The Portec acquisition resulted in $41,158,000 million of acquired goodwill.  As part of our procedures to determine fair values of all acquired assets, we preliminarily determined the fair value of technology, intellectual property, goodwill and other intangible assets.

The components of the Company’s intangible assets are as follows:

	December 31, 2010
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(355)	$25
Patents	10	125	(113)	12
Customer relationships	23	19,960	(316)	19,644
Supplier relationships	5	350	(3)	347
Trademarks	17	6,280	(16)	6,264
Technology	18	18,880	(93)	18,787
	20	$45,975	$(896)	$45,079

	December 31, 2009
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$350	$(350)	$-
Patents	10	125	(100)	25
	6	$475	$(450)	$25

The identified intangible assets acquired through the IDSI acquisition of $1,830,000 are allocated to the Company’s Construction Products segment.  The indentified intangible assets acquired through the Portec acquisition of $43,670,000 are allocated to the Company’s Rail Products segment.

In conjunction with the acquisition of Portec, the Company recorded the fair values of the acquired intangible assets in accordance with ASC 805, Business Combinations.  As part of our procedures to determine fair values of all acquired assets the Company is evaluating the technology and intellectual property along with other intangible assets that could be assigned a fair value under the acquisition.  The Company developed historical and projected cash flows of the technology-based product lines along with an estimate of future costs to maintain these technologies.  These estimates and other assumptions were used to determine the present value of the discounted cash flows of these various technologies.  In addition, the Company evaluated the future lives of the identified intangible assets to determine if they have definite or indefinite lives.

As a result of the Portec acquisition, the Company preliminarily assigned a fair value of $6,280,000 to trademarks, $18,880,000 to technology-based product lines, $18,160,000 to customer relationships and $350,000 to a supplier relationship.  Several factors were considered that contributed to the fair value of these intangible assets, including, but not limited to, the Company’s position within the global railway supply industry, the level of competition that exists, the life-cycle of the product categories, and the acceptance of the technologies within the global railway supply industry.  These identified intangible assets are being amortized over their respective useful lives identified in the above table.  The fair values of these identified intangible assets are estimates as of December 31, 2010 and are subject to adjustment during the measurement period.

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 20 years.  Amortization expense for years ended December 31, 2010, 2009 and 2008 was approximately $447,000, $13,000 and $13,000, respectively.

Estimated amortization expense over the succeeding five years and thereafter is as follows:

In thousands
2011	$2,755
2012	2,742
2013	2,742
2014	2,557
2015	2,376
Thereafter	31,907
$45,079

Note 5.

Accounts Receivable

Accounts Receivable at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
	In thousands
Trade	$68,509	$60,117
Allowance for doubtful accounts	(1,601)	(1,055)
	66,908	59,062
Other	2,789	2,116
	$69,697	$61,178

Bad debt expense/ (recovery) was $247,000, ($564,000) and $1,461,000 in 2010, 2009 and 2008, respectively.

The Company’s customers are principally in the Rail, Construction and Tubular segments of the economy.  As of December 31, 2010 and 2009, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:

	2010	2009
	In thousands
Rail	$35,687	$13,927
Construction	28,474	41,495
Tubular	2,747	3,640
	$66,908	$59,062

Credit is extended on an evaluation of the customer’s financial condition and generally collateral is not required.

Note 6.

Inventories

Inventories at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
	In thousands
Finished goods	$71,634	$85,396
Work-in-process	5,346	7,814
Raw materials	21,387	16,049
Total inventories at current costs	98,367	109,259
Less current cost over LIFO stated values	(8,000)	(10,277)
	$90,367	$98,982

At December 31, 2010 and 2009, the LIFO carrying value of inventories for book purposes exceeded the LIFO value for tax purposes by approximately $11,973,000 and $5,916,000, respectively.  During 2010, inventory quantities were reduced resulting in a liquidation of certain LIFO inventory layers carried at costs which were higher than the costs of current purchases.  The effect of these reductions in 2010 was to increase cost of goods sold by $1,046,000.  During 2009 and 2008, liquidation of LIFO layers carried at costs that were lower than current purchases resulted in a decrease to cost of goods sold of $34,000, and $2,384,000, respectively.

Note 7.

Property, Plant and Equipment

Property, plant and equipment at December 31, 2010 and 2009 consist of the following:

	2010	2009
	In thousands
Land	$5,094	$4,135
Improvements to land and leaseholds	19,238	18,124
Buildings	11,445	6,919
Machinery and equipment, including equipment
under capitalized leases	80,017	71,552
Construction in progress	3,944	1,559
	119,738	102,289
Less accumulated depreciation and amortization,
including accumulated amortization of capitalized leases	(73,402)	(64,882)
	$46,336	$37,407

Depreciation expense, including amortization of assets under capital leases, for the years ended December 31, 2010, 2009 and 2008 amounted to $8,707,000, $8,656,000, and $8,840,000, respectively.

Note 8.

Investments

Investments of the Company at December 31, 2010 and 2009 are summarized in the following table:

	December 31,	December 31,
	2010	2009
	In thousands
Nonconsolidated equity method investments	$1,987	$1,400
Available-for-sale marketable equity securities	-	1,958
	$1,987	$3,358

The Company recorded its acquisition of Portec in accordance with ASC 805. (Refer to Note 3, “Acquisitions”).  In connection with ASC 805-10-25, the Company remeasured its previously held equity interest in Portec at the acquisition date fair value and recognized a gain of $1,364,000 on December 15, 2010.

During 2009, the Company sold shares of its marketable equity securities with an original cost of approximately $921,000, for cash proceeds of approximately $2,115,000 and recognized a gain of approximately $1,194,000.

Additional information regarding the Company’s marketable securities is as follows:

December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
In thousands
Available-for-sale marketable equity securities	$794	$1,164	$-	$1,958

More information regarding the Company’s investment in its nonconsolidated equity method investment can be found in Note 9, “Investment in Joint Venture.”

The Company maintained investments in the stock of the Dakota, Minnesota & Eastern Railroad Corporation (DM&E).  In September 2007, the DM&E announced it had entered into an Agreement and Plan of Merger under which an indirect, wholly owned subsidiary of the Canadian Pacific Railway Limited (CP) would be merged with the DM&E; the DM&E being the surviving corporation.  In October 2007, this merger was consummated.  In March 2008, the Company received and recognized a gain of approximately $2,022,000 related to the receipt of escrow proceeds from a favorable working capital adjustment.

Note 9.

Investment in Joint Venture

Beginning in May 2009, the Company completed the formation of a joint venture with L B Industries, Inc. and James Legg for a period of 9.5 years.  The Company and L B Industries, Inc. each have a 45% ownership interest in the joint venture, L B Pipe & Coupling Products, LLC (JV), which commenced operations in January 2010.  The venture manufactures, markets and sells various products for the energy, utility and construction markets.  Under the terms of the JV agreement, as amended, the Company was required to make capital contributions totaling $2,200,000.  The Company fulfilled these commitments during 2010.

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

The Company recorded equity in the losses of the JV of approximately $213,000 for 2010.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the venture’s gains or losses, and its net investment in the direct financing lease covering the facility used by the JV for its operations.  The carrying amounts with the maximum exposure to loss of the Company at December 31, 2010 are as follows:

In thousands
Equity method investment	$1,987
Net investment in direct financing lease	1,018
$3,005

The Company is leasing 5 acres of land and the facility to the JV over a period of 9.5 years, with a 5.5 year renewal period.  Monthly rent over the term of the lease is approximately $10,000, with a balloon payment of approximately $488,000 which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease.  This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” At December 31, 2010, the Company maintained a net investment in this direct financing lease of approximately $1,018,000.

The following is a schedule of the direct financing minimum lease payments for the next five years and thereafter:
In thousands
2011	$47
2012	51
2013	54
2014	58
2015	63
2016 and thereafter	745
$1,018

Note 10.

Deferred Revenue

Deferred revenue consists of customer payments received for which the sales process has been substantially completed but the right to recognize revenue has not yet been met.  Deferred revenue as of December 31, 2010 related primarily to one customer.  The Company has significantly fulfilled its obligations under the contract and the customer has paid, but due to the Company’s continuing involvement with the material while in storage, revenue is precluded from being recognized until the customer takes possession.

Note 11.

Borrowings

United States

The Company’s maximum credit line is $90,000,000 under a fourth amendment to the Amended and Restated Revolving Credit and Security Agreement (Agreement) with a syndicate of three banks led by PNC Bank, N.A.  The revolving credit facility is secured by substantially all of the trade receivables and inventory owned by the Company.  Revolving credit facility availability under the Agreement is limited by the amount of eligible accounts receivable and inventory, applied against certain advance rates, and is limited to 85% of eligible receivables and 60% of eligible inventory.  Additionally, the fourth amendment established a $20,000,000 term loan that was immediately applied to pay down existing amounts outstanding on the revolving credit facility.  The term loan was being amortized on a term of seven years with a balloon payment on the remaining outstanding principal due at the maturity of the Agreement, May 2011.  If average availability should fall below $10,000,000 over a 30-day period, any loans would become immediately secured by a lien on the Company’s equipment that is not encumbered by other liens.

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

In December 2010, the Company entered into a seventh amendment to the Agreement.  This amendment permitted the acquisition of Portec and waived any default under the Agreement's covenants due to the acquisition two days prior to the seventh amendment.  Additionally, the amendment provides for Portec to join the Agreement as a borrower upon the six month anniversary of the amendment, or if certain other financial triggers occur.

As of December 31, 2010, the Company was in compliance with all of the Agreement’s covenants.

Under the term loan, the Company had no outstanding borrowings at December 31, 2010.  At December 31, 2009 the Company had $13,095,000 outstanding of which $10,476,000 was noncurrent.

At December 31, 2010, there were no outstanding borrowings under the revolving credit facility and the Company had approximately $60,162,000 in unused borrowing availability.

The Company’s ability to pay cash dividends is limited by the Agreement.

United Kingdom

The Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of $2,200,000 (£1,500,000 pounds sterling). This credit facility supports the working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations.  The interest rate on this facility is the financial institution’s base rate plus 1.50%. As of December 31, 2010, the base rate was 0.5%.  Outstanding performance bonds reduce our availability under this credit facility. There were no borrowings or performance bonds outstanding on this facility as of December 31, 2010. The expiration date of this credit facility is August 31, 2011.

The Company’s United Kingdom loan agreements contain certain financial covenants that require it to maintain senior interest and cash flow coverage ratios. The Company was in compliance with these financial covenants as of December 31, 2010.

Note 12.

Long-Term Debt and Related Matters

Long-term debt at December 31, 2010 and 2009 consists of the following:

	2010	2009
	In thousands
Term loan with an interest rate of 1.74% at December 31, 2009, paid on December 30, 2010	$-	$13,095
Lease obligations payable in installments through 2014 with a weighted average
interest rate of 6.97% at December 31, 2010 and 7.17% at December 31, 2009	2,881	5,508
Promissory notes issued in connection with the acquisition of
IDSI with imputed interest rates of 2.10%	1,920	-
	4,801	18,603
Less current maturities	2,402	5,406
	$2,399	$13,197

The maturities of long-term debt for each of the succeeding four years subsequent to December 31, 2010 are as follows:

Year	In thousands
2011	$2,402
2012	2,359
2013	27
2014	13
Total	$4,801

Note 13.

Stockholders’ Equity

At December 31, 2010 and 2009, the Company had authorized shares of 20,000,000 in Common stock and 5,000,000 in Preferred stock.  No Preferred stock has been issued.  The Common stock has a par value of $.01 per share.  No par value has been assigned to the Preferred stock.

The Company’s Board of Directors had authorized the purchase of up to $40,000,000 in shares of its Common stock through share repurchase programs announced in May and October 2008 at prevailing market prices or privately negotiated transactions.  There were no such repurchases of common stock under these programs during 2010.  During 2009 the Company purchased 86,141 shares of common stock for approximately $1,863,000.  The authorization expired on December 31, 2010.

No cash dividends on Common stock were paid in 2010, 2009 or 2008.

Note 14.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2010 and 2009, are as follows:

	2010	2009
	In thousands
Pension liability adjustment	$(1,185)	$(1,111)
Foreign currency translation adjustments	117	-
Market value adjustments for investments	-	730
Unrealized derivative losses on cash flow hedges	-	(11)
	$(1,068)	$(392)

Note 15.

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year ended December 31,
	2010	2009	2008
	In thousands, except per share amounts
Numerator for basic and diluted earnings per common share-
net income available to common stockholders:	$20,492	$15,727	$27,746
Denominator:
Weighted average shares	10,219	10,169	10,670
Denominator for basic earnings per common share	10,219	10,169	10,670
Effect of dilutive securities:
Employee stock options	67	99	131
Other stock compensation plans	62	36	10
Dilutive potential common shares	129	135	141
Denominator for diluted earnings per common share-adjusted
weighted average shares and assumed conversions	10,348	10,304	10,811
Basic earnings per common share	$2.01	$1.55	$2.60
Diluted earnings per common share	$1.98	$1.53	$2.57

There were no antidilutive shares in 2010, 2009 and 2008.

Note 16.

Income Taxes

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax liabilities:	In thousands
Goodwill and other intangibles	$(14,100)	$-
Foreign currency translation	(1,947)	-
Depreciation	(2,141)	(1,458)
Inventories	(3,015)	-
Unrepatriated earnings of foreign subsidiary	(428)	-
Available-for-sale securities	-	(435)
Other-net	-	(199)
Total deferred tax liabilities	(21,631)	(2,092)
Deferred tax assets:
Pension liability	4,616	709
Warranty reserve	1,627	1,256
Deferred compensation	1,146	668
Accounts receivable	845	768
Contingent liabilities	1,410	244
Deferred gain on sale / leaseback	593	684
Inventories	-	649
Goodwill	-	229
State tax incentives	56	153
Net operating loss carryforwards	100	91
Foreign tax credit carryforwards	196	-
Other-net	90	-
Total deferred tax assets	10,679	5,451
Valuation allowance for deferred tax assets	-	-
Deferred tax assets	10,679	5,451
Net deferred tax (liability) / asset	$(10,952)	$3,359

Significant components of the provision for income taxes are as follows:

	2010	2009	2008
Current:	In thousands
Federal	$10,300	$8,990	$16,605
State	789	1,441	1,957
Foreign	31	-	-
Total current	11,120	10,431	18,562
Deferred:
Federal	1,204	(783)	(3,240)
State	111	108	211
Foreign	(185)	-	-
Total deferred	1,130	(675)	(3,029)
Total income tax expense	$12,250	$9,756	$15,533

The reconciliation of income tax computed at statutory rates to income tax expense is as follows:

	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
State income tax	2.2	4.0	3.4
Nondeductible expenses	0.2	(1.0)	(2.6)
Other	-	0.3	0.1
	37.4%	38.3%	35.9%

At December 31, 2010 and 2009, the tax benefit of net operating loss carryforwards available for state income tax purposes was approximately $100,000 and $91,000, respectively.  The net operating loss carryforwards will expire in 2017 through 2024.

The following table provides a reconciliation of unrecognized tax benefits as of December 31, 2010 and 2009:

	2010	2009
	In thousands
Unrecognized tax benefits at beginning of period:	$119	$142
Portec acquisition	581	-
Increases/(decreases) based on tax positions for prior periods	-	-
Increases based on tax positions related to current period	-	-
Decreases related to settlements with taxing authorities	-	-
Decreases as a result of a lapse of the applicable statute of limitations	(55)	(23)
Balance at end of period	$645	$119

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $645,000 at December 31, 2010.  The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.  At December 31, 2010, the Company had accrued interest and penalties related to unrecognized tax benefits of $321,000.

The Company files income tax returns in the United States and in various state, local and foreign jurisdictions.  At December 31, 2010, the Company had been examined by the Internal Revenue Service through calendar year 2004, while the 2008 federal return of its Portec subsidiary is currently under examination.  Additionally, the Canadian Revenue Agency is still reviewing the 2008 return for Kelsan Technologies. The Company is subject to federal income tax examinations for the period 2006 forward.  With respect to the state, local and foreign filings, the Company is generally subject to income tax examinations for the periods 2005 forward.

Note 17.

Stock-Based Compensation

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation.  Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period.  The Company recorded stock compensation expense of $1,944,000, $653,000 and $948,000 for the periods ended December 31, 2010, 2009 and 2008, respectively, related to stock option awards, restricted stock awards and performance unit awards as discussed below.

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

There was no stock compensation expense related to stock options recorded in 2010.  The Company recorded stock compensation expense related to stock option awards of $25,000 and $104,000 for the periods ending December 31, 2009 and 2008, respectively.

At December 31, 2010, 2009 and 2008, Common stock options outstanding under the Plans had option prices ranging from $2.75 to $14.77, with a weighted average price of $6.95, $5.60 and $5.54 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding for the three years ended December 31, 2010 are: 2010-2.7 years; 2009-2.7 years; and 2008-3.6 years.

The weighted average exercise price per share of these exercised options in 2010, 2009 and 2008 was $4.51, $4.73 and $5.49, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $2,483,000, $359,000 and $5,403,000, respectively.

Certain information for the three years ended December 31, 2010 relative to employee stock options is summarized as follows:

	2010	2009	2008
Number of shares under Incentive Plan:
Outstanding at beginning of year	180,950	194,700	349,900
Granted	-	-	-
Canceled	-	-	-
Exercised	(100,000)	(13,750)	(155,200)
Outstanding at end of year	80,950	180,950	194,700
Exercisable at end of year	80,950	180,950	182,200
Number of shares available for future grant:
Beginning of year	443,566	471,627	509,375
End of year	391,881	443,566	471,627

The total intrinsic value of options outstanding and exercisable at December 31, 2010, 2009 and 2008 was $2,751,000, $4,381,000 and $5,012,000, respectively.

There were no non-vested options at December 31, 2010 and 2009.  The fair value of non-vested options at December 31, 2008 was $71,000, with weighted average, grant date fair values of $5.71.  At December 31, 2008, there was $25,000 of compensation expense related to nonvested awards which was expected to be recognized over a weighted-average period of 0.3 years.

Certain information for the year ended December 31, 2010 relative to employee stock options at respective exercise price ranges is summarized as follows:

	Options Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise Prices	of Shares	Remaining Life	Exercise Price
$2.75 - $3.65	21,000	0.3	$3.48
$4.10 - $5.50	16,000	2.0	4.62
$7.81 - $8.97	30,000	3.9	8.39
$9.29 - $14.77	13,950	4.4	11.75
	80,950	2.7	$6.95

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

The outside directors were granted a total of 12,000, 10,500 and 10,500 fully vested restricted stock awards for the years ended December 31, 2010, 2009 and 2008, respectively.  Compensation expense recorded by the Company related to restricted stock awards to non-employee directors was approximately $340,000, $314,000 and $342,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  In addition to the 12,000 shares of restricted stock granted to the outside directors in 2010, the Company granted, pursuant to the 2006 Omnibus Plan, as amended, approximately 2,000 fully-vested shares to key employees.  The grant date fair value of these restricted stock grants was $34.73.  The weighted average fair value of all the restricted stock grants awarded was $29.10, $29.89 and $32.61 per share for 2010, 2009 and 2008, respectively. Shares issued as a result of stock option exercise generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares.

For the periods ended December 31, 2010 and 2009, the Company granted approximately 40,000 and 18,000 shares, respectively, of restricted stock to individuals who are not outside directors:

			Aggregate
		Grant Date	Fair
Grant Date	Units	Fair Value	Value	Vesting Date

March 6, 2008	7,756	$40.03	$310,473	March 6, 2012
June 2, 2008	3,850	34.19	131,632	June 2, 2012
November 3, 2008	5,000	28.28	141,400	November 3, 2011
March 3, 2009	17,561	20.63	362,283	March 3, 2013
March 3, 2010	12,185	31.92	388,945	March 3, 2014
May 28, 2010	2,500	28.07	70,175	February 28, 2012
May 28, 2010	17,500	28.07	491,225	May 28, 2014
October 21, 2010	7,500	31.04	232,800	October 21, 2014

In addition to the approximately 17,000 shares of restricted stock granted in 2008 noted above, the Company granted, pursuant to the 2006 Omnibus Plan, as amended, approximately 11,000 fully-vested shares during 2008 in lieu of a portion of the cash payment earned under the 2005 – 2007 Three Year Incentive Plan.  This non-cash transaction of $467,000 was reflected as an increase to “Paid-in capital” in the Consolidated Balance Sheet at December 31, 2008.   The number of shares awarded under this plan was determined using an average share price of $43.91 over a ten day period in February 2008.  When these shares were awarded on March 6, 2008, the grant date fair value per share was $40.03.

Performance Unit Awards

Under separate three year incentive plans pursuant to the 2006 Omnibus Plan, as amended, the Company granted the following performance units during the periods ended December 31, 2010, 2009 and 2008:

				Aggregate
			Grant Date	Fair
Incentive Plan	Grant Date	Units	Fair Value	Value	Vesting Date

2008 – 2010	March 6, 2008	23,273	$40.03	$931,618	March 6, 2011
2009 – 2011	March 3, 2009	52,672	20.63	1,086,623	March 3, 2012
2010 – 2012	March 2, 2010	36,541	31.83	1,163,100	March 2, 2013

These awards can be earned based upon the Company’s performance relative to performance measures as defined in the plan.  These awards are subject to forfeiture, cannot be transferred until four years after their grant date and will be converted into common stock of the Company based upon conversion multiples as defined in the underlying plan.  The aggregate fair value in the above table is based upon reaching 100% of the performance targets as defined in the underlying plan.  The number of shares awarded under the 2010 – 2012 Three Year Incentive Plan was determined using as average grant date fair value of $29.39 over a ten day period in February 2010.  The number of shares awarded under the 2009 – 2011 Three Year Incentive Plan was determined using an average grant date fair value of $23.21 over a ten day period in February 2009.  The number of shares awarded under the 2008 – 2010 Three Year Incentive Plan was determined using an average grant date fair value of $43.91 over a ten day period in February 2008.

Excluding the restricted stock awards granted to non-employee directors, the Company recorded compensation expense of $1,604,000, $314,000 and $495,000, respectively, for the periods ended December 31, 2010, 2009 and 2008 related to restricted stock and performance unit awards.  These forfeitable restricted stock awards time-vest after a four year holding period, unless indicated otherwise by the underlying agreement.  Shares issued as a result of restricted stock awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess tax benefit realized for the tax deduction from stock-based compensation approximated $961,000, $128,000, and $171,000, for the years ended December 31, 2010, 2009 and 2008, respectively. This excess tax benefit is included in cash flows from financing activities in the Consolidated Statements of Cash Flows.

Note 18.

Retirement Plans

With the acquisition of Portec, the Company has six plans which cover its hourly and salaried employees in the United States; three defined benefit plans (one active / two frozen) and three defined contribution plans.  Employees are eligible to participate in the appropriate plan based on employment classification.  The Company's funding to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines.  The Company policy is to contribute at least the minimum funding standards of ERISA.

Portec maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan.  In the United Kingdom, Portec maintains both a defined contribution plan and a defined benefit plan.  These plans are discussed in further detail below.

United States Defined Benefit Plans

The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plans:

	2010	2009
Changes in benefit obligation:	In thousands
Benefit obligation at beginning of year	$4,493	$4,381
Service cost	31	28
Interest cost	264	258
Actuarial losses (gains)	268	(28)
Portec acquisition	10,051	-
Benefits paid	(152)	(146)
Benefit obligation at end of year	14,955	4,493
Change to plan assets:
Fair value of assets at beginning of year	3,634	2,926
Actual gain on plan assets	342	549
Employer contribution	333	305
Portec acquisition	7,276	-
Benefits paid	(152)	(146)
Fair value of assets at end of year	11,433	3,634
Funded status at end of year	$(3,522)	(859)
Amounts recognized in the statement of financial position consist of:
Other long-term liabilities	$(3,522)	$(859)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$1,921	$1,820
Prior service cost	6	1
	$1,927	$1,821

The actuarial loss included in accumulated other comprehensive loss that will be recognized in net periodic pension cost during 2011 is $112,000, before taxes.  The transition asset and prior service cost expected to be recognized in net periodic pension cost in 2011 is immaterial.

Net periodic pension costs for the three years ended December 31, 2010 are as follows:

	2010	2009	2008
Components of net periodic benefit cost:	In thousands
Service cost	$31	$28	$19
Interest cost	264	258	251
Expected return on plan assets	(286)	(225)	(288)
Amortization of prior service cost	-	3	7
Recognized net actuarial gain	106	138	49
Net periodic benefit cost	$115	$202	$38

The weighted average assumptions used to measure the projected benefit obligation for the years ended December 31, 2010 and 2009 are as follows:
	2010	2009
Discount rate	5.50%	6.00%

The weighted average assumptions used to determine net periodic benefit costs for the three years ended December 31, 2010:

	2010	2009	2008
Discount rate	6.00%	6.00%	6.25%
Expected rate of return on plan assets	7.75%	7.75%	7.75%

The expected long-term rate of return is based on numerous factors including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions.  Different asset category compositions between the two defined benefit plans lead to two different expected rates of return on plan assets in 2010.

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	2010	2009	2008
	In thousands
Projected benefit obligation	$14,955	$4,493	$4,381
Accumulated benefit obligation	14,955	4,493	4,381
Fair value of plan assets	11,433	3,634	2,926

Plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk.  The investments are limited to cash and equivalents, bonds, preferred stocks and common stocks. The investment target ranges and actual allocation of pension plan assets by major category at December 31, 2010 and 2009 are as follows:

	Target	2010	2009
Asset Category
Cash and cash equivalents	0 - 10%	6%	19%
Total fixed income funds	30 - 50%	28	25
Total mutual funds / equities	50 - 70%	66	56
Total		100%	100%

In accordance with the fair value disclosure requirements with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following assets were measured at fair value on a recurring basis at December 31, 2010 and 2009.  Additional information regarding FASB ASC 820 and the fair value hierarchy can be found in Note 20, Fair Value Measurements.

		December 31,	December 31,
		2010	2009
		In thousands
Asset Category
	Cash and cash equivalents	$640	$693

	Fixed income funds:
	Government bonds	1,012	154
	Corporate bonds	2,254	769
	Total fixed income funds	3,266	923

	Equity funds and equities:
	Mutual funds	2,161	371
	Common stock	5,366	1,647
	Total equity funds and equities	7,527	2,018

Total		$11,433	$3,634

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

The Company expects to contribute $610,000 to its U.S. defined benefit plans in 2011.

The following benefit payments are expected to be paid:

Pension
Benefits
In thousands
2011	$694
2012	701
2013	730
2014	755
2015	775
Years 2016 - 2020	4,741

Portec Rail Products (UK) Limited Pension Plan (Portec Rail Plan):

During 2010, the Conveyors International Limited Pension Plan (Conveyors plan) was merged with the Portec Rail Products (UK) Limited Pension Plan (Portec Rail Plan) a defined benefit pension plan in the United Kingdom.  The combined Portec Rail Plan covers some current employees, former employees and retirees of the original Portec Rail Plan along with former employees of the Conveyors plan. The Portec Rail Plan has been frozen to new entrants since April 1, 1997 and also covers the former employees of the Conveyors plan after January 2002.  Benefits under the Portec Rail Plan, including the former Conveyors plan, were based on years of service and eligible compensation during defined periods of service.  Our funding policy for the Portec Rail Plan is to make minimum annual contributions required by applicable regulations.  Contributions of $53,611 were made to the plan on December 31, 2010.    We expect to contribute $219,000 to the Portec Rail plan during 2011.

The funded status of the United Kingdom defined benefit plan at year end is as follows:
December 31,
2010
In thousands
Benefit obligation at end of year	$6,227
Fair value of assets at end of year	$5,293
Funded status at end of year	$(934

Amounts recognized in the statement of financial position consist of:
Other long-term liabilities	$(934)

The discount rate and expected rate of return was 5.4% and 5.21%, respectively.

The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.

Plan assets are invested by the trustees in accordance with a written statement of investment principles.  This statement permits investment in equities, corporate bonds, United Kingdom government securities, commercial property and cash, based on certain target allocation percentages.

Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations.  The target asset allocation percentages for 2010 are as follows:

Portec Rail Plan
Equity securities	Up to 100%
Commercial property	Not to exceed 50%
U.K. Government securities	Not to exceed 50%
Cash	Up to 100%

Substantially all plan assets held within Portec's United Kingdom defined benefit pension plan consists of marketable securities and are classified in Level 1 of the fair value hierarchy.

The plan assets by category for the years ended December 31, 2010 are as follows:

December 31,
2010
Asset Category
Cash and cash equivalents	3%
Equity securities	44
Bonds	19
Commercial property	25
Other	9
Total	100%

The following estimated future benefits payments are expected to be paid under the Portec Rail Plan:

Pension
Benefits
In thousands
2011	$197
2012	203
2013	235
2014	258
2015	290
Years 2016 – 2019	1,412

Defined Contribution Plans

The Company maintains a defined contribution plan for its non-union hourly and salaried employees.  This defined contribution plan contains a matched savings provision that permits both pretax and after-tax employee contributions.  Participants can contribute, subject to statutory limitations, between 1% and 75% of eligible pre-tax pay and 1% and 100% of eligible after-tax pay.

The Company's employer match is 100% of the first 1% of deferred eligible compensation and up to 50% of the next 6%, based on years of service, of deferred eligible compensation, for a total maximum potential match of 4%.  The Company may also make discretionary contributions to the plan.  The expense associated with this plan was $1,700,000 in 2010, $1,570,000 in 2009, and $1,797,000 in 2008.

Portec also has a qualified defined contribution 401(k) plan covering substantially all of its United States employees.  Under the terms of the plan, Portec contributes 3% of each employee’s monthly compensation as a non-elective contribution and may also contribute up to 50% of the first 6% of each employee’s compensation contributed to the plan as an annual profit sharing match, depending on certain profitability thresholds.  No contributions were made subsequent to the acquisition. The Portec plan will be merged with the Company plan in 2011.

 Portec maintains a defined contribution plan covering all non-union employees at its Montreal, Quebec, Canada location.  Under the terms of this plan, Portec may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the plan.  No contributions were made subsequent to the acquisition.

Portec also maintains a defined contribution plan covering substantially all employees of Portec Rail Products (UK) Ltd.  Benefits under this plan are provided under no formal written agreement.  Under the terms of the defined contribution plan, Portec may make non-elective contributions of between 3% and 10% of each employee’s compensation.  There are no matching contributions.  No contributions were made subsequent to the acquisition.

In July 2009, Portec created a new defined contribution plan covering substantially all the employees of Kelsan Technologies Corp.  Under the terms of this plan, Portec makes a non-elective contribution of 4% of each employee’s compensation and may also contribute 30% of the first 6% of each employee’s compensation contributed to the plan. No contributions were made subsequent to the acquisition.

The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas.  The expense associated with this plan was $34,000 in 2010, $33,000 in 2009, $34,000 in 2008.

Other Post-Retirement Benefit Plan

At Portec's operation near Montreal, Quebec, Canada, it maintains a post-retirement benefit plan, which provides retiree life insurance, health care benefits and, for a closed group of employees, dental care.  Retiring employees with a minimum of 10 years of service are eligible for the plan benefits.  The plan is not funded.  Cost of benefits earned by employees is charged to expense as services are rendered.  No expense was incurred for this plan subsequent to the acquisition.  Portec's accrued benefit obligation per the actuarial valuation was $759,000 as of December 31, 2010.  This amount is recognized within other long-term liabilities.  The weighted average assumptions used to measure the benefit obligation for the year ended December 31, 2010 were as follows:

2010
Discount rate	5.70%
Weighted average health care trend rate	7.30%

The weighted average health care rate trends downward to an ultimate rate of 4.70% in 2024.

Note 19.

Rental and Lease Information

The Company has capital and operating leases for certain plant facilities, office facilities, and equipment.  Rental expense for the years ended December 31, 2010, 2009, and 2008 amounted to $3,674,000, $3,672,000 and $3,767,000, respectively. Generally, land and building leases include escalation clauses.

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2010:

	Capital	Operating
	Leases	Leases
Year ending December 31,	In thousands
2011	$1,568	$3,128
2012	1,492	2,486
2013	28	2,060
2014	14	1,737
2015 and thereafter	-	3,393
Total minimum lease payments	3,102	$12,804
Less amount representing interest	221
Total present value of minimum payments	2,881
Less current portion of such obligations	1,408
Long-term obligations with interest rates ranging from 1.74% to 8.55%	$1,473

Assets recorded under capital leases are as follows:

	2010	2009
	In thousands
Land Improvements	$6,372	$6,372
Machinery and equipment at cost	6,355	6,146
Buildings	399	399
	13,126	12,917
Less accumulated amortization	9,808	5,177
Net capital lease assets	$3,318	$7,740

Note 20.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  ASC 820 does not require any new fair value measurements, but it does apply to existing accounting pronouncements that require or permit fair value measurements.  The Company applies the provisions of ASC 820 to all its assets and liabilities that are being measured and reported on a fair value basis.

ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  ASC 820 enables readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy, which prioritizes those inputs used, for ranking the quality and reliability of the information used to determine fair values.  The standard requires that each asset and liability carried at fair value be classified into one of the following categories:

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

Cash equivalents.  Included within “Cash and cash equivalents” are principally investments in tax-free and taxable money market funds with municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds, all of which maintain AAA credit ratings.  Also included within cash equivalents, at December 31, 2009, were our investments in bank certificates of deposit.  The Company uses quoted market prices to determine the fair value of these investments and they are classified in Level 1 of the fair value hierarchy.  The carrying amounts approximate fair value because of the short maturity of the instruments.

Available-for-sale equity securities.  The Company used quoted market prices to determine the fair value of its available-for-sale securities.  These instruments consisted of exchange-traded equity securities, were included within “Investments” and were classified in Level 1 of the fair value hierarchy.  Unrealized gains and temporary unrealized losses were included in accumulated other comprehensive income or loss, respectively.  In connection with the acquisition of Portec, the Company realized the gain and removed its investment in available-for-sale equity securities.  Refer to Note 3, Acquisitions, for more information.

IDSI acquisition notes.  The Company issued non-interest bearing notes associated with its acquisition of IDSI.  The Company determined the fair value of these notes by computing the present value of the note payments using an interest rate formula applicable to the Company’s long-term debt.  The short-term note is included within “Current maturities of other long-term debt”, the long-term note is included within “Other long-term debt” and are classified in Level 2 of the fair value hierarchy.

Derivative contracts.  The Company uses significant other observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets to determine the fair value of its derivative contracts.  These instruments consist of foreign exchange contracts, are included within “Other accrued liabilities,” and are classified in Level 2 of the fair value hierarchy.  Fluctuations in the fair values of derivative instruments are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings.  There were no such instruments as of December 31, 2010.

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at December 31, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets	In thousands
Money market funds	$55,959	$55,959	$-	$-
Cash equivalents at fair value	55,959	55,959	-	-

Total Assets	$55,959	$55,959	$-	$-

Liabilities
IDSI acquisition short-term note	$(955)	$-	$(955)	$-
Total current maturities of other long-term debt	(955)	-	(955)	-

IDSI acquisition long-term note	(925)	-	(925)	-
Total other long-term debt	(925)	-	(925)	-

Total Liabilities	$(1,880)	$-	$(1,880)	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets	In thousands
Money market funds	$109,131	$109,131	$-	$-
Bank certificates of deposit	15,115	15,115	-	-
Cash equivalents at fair value	124,246	124,246	-	-

Available-for-sale equity securities	1,958	1,958	-	-
Total investments	1,958	1,958	-	-

Total Assets	$126,204	$126,204	$-	$-

Liabilities
Derivatives	$(18)	$-	$(18)	$-
Total other accrued liabilities	(18)	-	(18)	-

Total Liabilities	$(18)	$-	$(18)	$-

Information regarding the fair value disclosures associated with the assets of the Company’s defined benefit plans can be found in Note 18, Retirement Plans.

Note 21.

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

This lease is being accounted for as an operating lease with an interest rate of 5.25% for the transaction.  The transaction qualifies as a sale-leaseback under applicable guidance included in ASC Topic 840-40, “Leases, Sale-Leaseback Transactions,” and the Company recorded as a deferred gain the present value of the minimum lease payments of the operating lease, $2,146,000.  This deferred gain is being amortized over the term of the lease, 120 months.

Note 22.

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

In July 1999, Portec, Inc., the predecessor of Portec Rail Products, was named as a defendant in Niagara Mohawk Power Corporation v. Chevron, et al. venued in the United States District Court, Northern District of New York. The plaintiff, Niagara Mohawk Power Corporation (“Niagara Mohawk”) is seeking contribution from nine named defendants for costs it has incurred, and is expected to incur, in connection with the environmental remediation of property located in Troy, New York under the Comprehensive Environmental Response, Compensation and Liability Act, also known as “CERCLA” or “Superfund,” and other causes of action. The basis of the action stems from Niagara Mohawk’s agreement with the New York State Department of Environmental Conservation, pursuant to an Order on Consent, to environmentally remediate property identified as the Troy Water Street Site. The defendants consist of companies that at the time were industrial in nature, or owners of companies industrial in nature, and who owned or operated their businesses on portions of the Troy Water Street site or on properties contiguous, or otherwise in close proximity, to the Troy Water Street Site. Niagara Mohawk alleges that the defendants either released hazardous materials directly to the Troy Water Street site or released hazardous materials that migrated onto the Troy Water Street Site, and therefore the defendants should be responsible for a portion of the costs of remediation.

The plaintiff seeks to recover costs, which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). Portec has not been named as a liable party by the NYSDEC and it believes it will have no liability to the plaintiff in the case. Portec filed a motion for summary judgment seeking a ruling to have it dismissed from the case. In November 2003, the motion for summary judgment was granted and Portec was dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against it. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). In July 2006, the plaintiff filed a notice of appeal to the Second Circuit. However, in early 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of another recent United States Supreme Court decision. In July 2008, The District Count decided that the United States Supreme Court decision did not necessitate any change in the District Court’s prior determinations in this case and held that all of its prior rulings stand. In August 2008, the plaintiff filed a third notice of appeal to the Second Circuit Court. On February 24, 2010, the Second Circuit issued its decision, reversing the order of the District Court which dismissed Portec from the litigation, stating that there were genuine issues of material fact. In addition, the Second Circuit reinstated the plaintiff’s CERCLA claims, stating that the plaintiff is entitled to bring a claim for contribution under Section 113(f)(3)(B) of CERCLA. Ongoing litigation may be protracted, and Portec may incur additional ongoing legal expenses, which are not estimable at this time. Should Portec ultimately be held liable, damages may be assessed by the Court in accordance with CERCLA.

Portec believes that Niagara Mohawk’s case against Portec, Inc. is without merit. Because Niagara Mohawk is seeking unspecified monetary contribution from the defendants, it is unable to determine the extent to which Portec would have to make a contribution, or whether such contribution would have a material adverse effect on its financial condition or results of operations. However, total clean up costs at the Troy Water Street site are expected to be substantial. If liability for a portion of the clean up costs is attributed to Portec, such liability could be material. Furthermore, if Niagara Mohawk wins on appeal, ongoing litigation may be protracted and legal expenses may be material to the Company’s results of operations.

The Company’s operations are subject to national, state, foreign, provincial, and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, regulated materials and waste, and that impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals, or other releases of hazardous substances or materials.

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

As of December 31, 2010 and 2009, the Company maintained environmental and litigation reserves approximating $2,799,000 and $825,000, respectively.

On February 19, 2010, and through March 3, 2010, a total of five lawsuits initiated by purported shareholders of Portec Rail were filed against several defendants including the Company and certain members of its Board of Directors.  These lawsuits are directly related to the Agreement and Plan of Merger with L.B. Foster Company and Foster Thomas Company, which was signed on February 16, 2010.

The lawsuits alleged, among other things, that Portec’s directors breached their fiduciary duties and L.B. Foster and Purchaser aided and abetted such alleged breaches of fiduciary duties.  Based on these allegations, the lawsuits sought, among other relief, injunctive relief enjoining the defendants from consummating the Offer and the Merger.  They also sought recovery of the costs of the action, including reasonable legal fees.

The three lawsuits filed in Allegheny County, Pennsylvania were consolidated and on March 22 and 23, 2010, hearings were held on Plaintiffs’ Motion for Preliminary Injunction, which sought to enjoin the transaction set forth in the Agreement and Plan of Merger.  On April 21, 2010, the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”) entered an order in the matter captioned In Re Portec Rail Products, Inc. Shareholders Litigation, preliminarily enjoining Foster from completing the Offer until the Court determines that the Board of Directors of Portec cured the breach of fiduciary duties as found by the Court and disclosed certain material information.

On June 24, 2010, the Court granted a Motion to Dissolve Preliminary Injunction in the case styled In Re Portec Rail Products, Inc. Shareholders Litigation.

On November 19, 2010, Plaintiffs in the consolidated Pennsylvania lawsuit filed a motion for an award of payment of attorneys’ fees and costs, relating to the injunction entered in March 2010.  The Company and Foster filed objections to that motion and it was argued before the Court on January 31, 2011.  The Court has not yet ruled on the motion.

In the two lawsuits pending in West Virginia, Motions to Dismiss the lawsuits were filed in April 2010 on behalf of the Company and the Director Defendants.  In both West Virginia cases, Plaintiffs have filed Motions for Preliminary Injunctions, but as of the date of this filing, no hearings have been scheduled.

During 2009, the Company discovered that some of the prestressed concrete railroad ties manufactured in 2004 and 2005 by its CXT Rail operation in Grand Island, NE had failed in track. The Company believes the cause was related to equipment fatigue on one production line at its Grand Island, NE facility before it was retrofitted with new equipment in the fall of 2005. During the year ended December 31, 2009, the Company recorded warranty charges approximating $2,724,000 within cost of goods sold for the Company’s estimate of cracked concrete ties.

During 2010, the Company, along with customer personnel, inspected additional in track failures related to ties manufactured by the same equipment as noted above.  As a result of this inspection, the Company recorded an additional cumulative charge of $750,000 within cost of goods sold for the year ended December 31, 2010.

For certain manufactured products, the Company maintains a product liability accrual which is adjusted on a monthly basis as a percentage of cost of sales.  This product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims.  The following table illustrates the Company’s product warranty accrual:

(in thousands)	In thousands
Balance at December 31, 2008	$1,632
Additions to warranty liability	4,280
Warranty liability utilized	(2,545)
Balance at December 31, 2009	3,367
Additions to warranty liability	2,064
Portec acquisition	1,139
Warranty liability utilized	(2,157)
Balance at December 31, 2010	$4,413

Included within the above table are concrete tie warranty reserves of approximately $2,243,000 as of December 31, 2010.  While the Company believes this is a reasonable estimate of this potential warranty claim, this estimate could change due to new information and future events.  There can be no assurance at this point that future potential costs pertaining to this claim or other potential future claims will not have a material impact on our results of operations.

At December 31, 2010 the Company had outstanding letters of credit of approximately $1,112,000.

Note 23.

Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2010 and 2009 is presented below:

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (1)	Total
	In thousands, except per share amounts
Net sales	$82,002	$119,504	$125,561	$147,983	$475,050
Gross profit	$12,073	$20,315	$20,042	$22,153	$74,583
Net income	$1,753	$5,987	$6,513	$6,239	$20,492
Basic earnings per common share	$0.17	$0.59	$0.64	$0.61	$2.01
Diluted earnings per common share	$0.17	$0.58	$0.63	$0.60	$1.98

(1) Includes a pre-tax gain of $1,364,000 associated with the remeasurement of the remaining Portec available-for-sale investment on the acquisition date.

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (2)	Quarter	Total
	In thousands, except per share amounts
Net sales	$101,613	$99,348	$97,888	$105,171	$404,020
Gross profit	$13,682	$12,832	$17,758	$15,586	$59,858
Net income	$3,019	$2,652	$6,144	$3,912	$15,727
Basic earnings per common share	$0.30	$0.26	$0.60	$0.38	$1.55
Diluted earnings per common share	$0.29	$0.26	$0.60	$0.38	$1.53

(2) Includes a pre-tax gain of $1,194,000 associated with the sale of investments in marketable securities.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

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

L. B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

As previously discussed in Note 3—Acquisitions of this Form 10-K, L. B. Foster Company completed the acquisition of Portec Rail Products, Inc. on December 15, 2010. The acquired business accounts for $152,827,000 of total assets as of December 31, 2010 and $4,822,000 of net sales for the year then ended. Management’s assessment and conclusion of the effectiveness of internal control over financial reporting as of December 31, 2010 excludes an assessment of the internal controls over financial reporting for Portec.

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

The following documents are filed as a part of this Report:

(a)(1). Financial Statements

The following Reports of Independent Registered Public Accounting Firm, consolidated financial statements, and accompanying notes are included in Item 8 of this Report:

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 2010, 2009 and 2008.

Notes to Consolidated Financial Statements.

(a)(2).  Financial Statement Schedule

Schedules for the Three Years Ended December 31, 2010, 2009 and 2008:

II – Valuation and Qualifying Accounts.

The remaining schedules are omitted because of the absence of conditions upon which they are required.

(a)(3).  Exhibits

The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

	L. B. FOSTER COMPANY AND SUBSIDIARIES
	SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
	FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
			Additions
		Balance at	Charged to			Balance
		Beginning	Costs and	(1)	(2)	at End
		of Year	Expenses	Other	Deductions	of Year
		In thousands
2010
Deducted from assets to which they apply:
	Allowance for doubtful accounts	$1,055	$247	$299	$-	$1,601
2009
Deducted from assets to which they apply:
	Allowance for doubtful accounts	$2,637	$(564)	$-	$1,018	$1,055
2008
Deducted from assets to which they apply:
	Allowance for doubtful accounts	$1,504	$1,461	$-	$328	$2,637

(1)	Other additions relate to the Portec acquisition.
(2)	Notes and accounts receivable written off as uncollectible.

3. Exhibits

The Exhibits marked with an asterisk are filed herewith.  All exhibits are incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated February 16, 2010, by and among L.B. Foster Company, Foster Thomas Company and Portec Rail Products, Inc. filed as Exhibit 2.1 to Form 8-K on February 17, 2010.

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

10.1
Seventh Amendment to Revolving Credit and Security Agreement dated December 17, 2010, between Registrant and PNC Bank, N.A., Bank of America, N.A., and First Commonwealth Bank, filed as Exhibit 10.1 to Form 8-K on December 21, 2010.

10.1
Form of Tender and Voting Agreement, dated February 16, 2010, by and among L.B. Foster Company, Foster Thomas Company and identified persons for the indicated number of shares of Portec Rail Products, Inc. filed as Exhibit 10.1 to Form 8-K on February 17, 2010.

10.1	Lease between Salient Systems, Inc. and Schottenstein Stores Corporation, dated October 12, 2004, filed as exhibit 10.1 to Form 8-K on October, 12, 2004.

10.12	Lease between CXT Incorporated and Pentzer Development Corporation, dated April 1, 1993, filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2004.

10.12.1	Second Amendment dated March 12, 1996 to lease between CXT Incorporated and Crown West Realty, LLC, successor, filed as Exhibit 10.12.1 to Form 10-K for the year ended December 31, 2004.

10.12.2	Third Amendment dated November 7, 2002 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.2 to Form 10-K for the year ended December 31, 2002.

10.12.3	Fourth Amendment dated December 15, 2003 to lease between CXT Incorporated and Crown West Realty, LLC, filed as Exhibit 10.12.3 to Form 10-K for the year ended December 31, 2003.

10.12.4	Fifth Amendment dated June 29, 2004 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.4 to Form 10-K for the year ended December 31, 2004.

10.12.5	Sixth Amendment dated May 9, 2006 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.5 to Form 10-Q for the quarter ended June 30, 2006.

10.12.6	Seventh Amendment dated April 28, 2008 to lease between CXT Incorporated and Park SPE, LLC, filed as Exhibit 10.12.6 to Form 8-K on May 2, 2008.

10.12.7	Eighth Amendment dated July 6, 2010 to lease between CXT Incorporated and Park SPE, LLC filed as Exhibit 10.12.7 to Form 8-K on July 7, 2010.

10.13	Lease between CXT Incorporated and Crown West Realty, LLC, dated December 20, 1996, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2004.

10.13.1	Amendment dated June 29, 2001 between CXT Incorporated and Crown West Realty, filed as Exhibit 10.13.1 to Form 10-K for the year ended December 31, 2007.

10.14	Lease of property in Tucson, AZ between CXT Incorporated and the Union Pacific Railroad Company dated May 27, 2005, filed as Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2005.

10.15	Lease of property in Grand Island, NE between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, and filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

10.15.1	Industry Track Contract between CXT Incorporated and the Union Pacific Railroad Company, dated May 27, 2005, filed as Exhibit 10.15 to Form 10-Q for the quarter ended June 30, 2005.

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

10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

10.25	Asset Purchase Agreement between Interlocking Deck Systems International, LLC and the Registrant dated March 23, 2010 filed as Exhibit 10.25 to Form 8-K on March 29, 2010.

*10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2. **

*10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34. **

*10.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1. **

*10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45. **

*10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1. **

*10.45.2	Amendments to MRP2 filed as Exhibit 10.45.2.**

*10.46	Leased Vehicle Plan as amended and restated on September 1, 2007, filed as Exhibit 10.46. **

10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2009, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2008. **

10.53	Directors’ resolution dated March 6, 2008, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 10-Q for the quarter ended March 31, 2008. **

10.55	Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007. **

10.57.1	2006 Omnibus Plan, as amended and restated March 6, 2008, filed as exhibit 10.57.1 to Form 8-K on March 12, 2008. **

10.58	Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **

10.59	Executive Annual Incentive Compensation Plan, filed as Exhibit 10.59 to Form 8-K on March 12, 2008. **

10.60	Letter agreement on Lee B. Foster II’s retirement, filed as Exhibit 10.59 to Form 8-K on April 22, 2008. **

10.61	Restricted Stock Agreement between Registrant and Stan L. Hasselbusch dated May 28, 2010 filed as Exhibit 10.61 to Form 8-K on June 1, 2010. **

10.62	Restricted Stock Agreement between Registrant and David J. Russo dated May 28, 2010 filed as Exhibit 10.62 to Form 8-K on June 1, 2010. **

19	Exhibits marked with an asterisk are filed herewith.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________________

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L.B. FOSTER COMPANY

Date: March 16, 2011	By: /s/ Stan L. Hasselbusch
(Stan L. Hasselbusch,
President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date
By:	/s/Lee B. Foster II	Chairman of the Board and Director	March 16, 2011
(Lee B. Foster II)

By:	/s/Stan L. Hasselbusch	President, Chief Executive Officer and Director	March 16, 2011
(Stan L. Hasselbusch)

By:	/s/Peter McIlroy II	Director	March 16, 2011
(Peter McIlroy II)

By:	/s/G. Thomas McKane	Director	March 16, 2011
(G. Thomas McKane)

By:	/s/Diane B. Owen	Director	March 16, 2011
(Diane B. Owen)

By:	/s/Linda K. Patterson	Controller	March 16, 2011
(Linda K. Patterson)

By:	/s/William H. Rackoff	Director	March 16, 2011
(William H. Rackoff)

By:	/s/Suzanne B. Rowland	Director	March 16, 2011
(Suzanne B. Rowland)

By:	/s/David J. Russo	Senior Vice President, Chief Financial and	March 16, 2011
	(David J. Russo)	Accounting Officer and Treasurer