Form 10-Q
period 2011-05-10
FOSTER L B CO
filed 2011-05-10
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 11, 2011
Common Stock, Par Value $.01	10,301,030 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$58,884	$74,800
Accounts and notes receivable:
Trade	60,890	66,908
Other	956	2,789
	61,846	69,697
Inventories	101,779	90,367
Current deferred tax assets	1,660	911
Prepaid income taxes	1,203	972
Other current assets	2,525	2,535
Total Current Assets	227,897	239,282

Property, Plant & Equipment - At Cost	122,885	119,738
Less Accumulated Depreciation	(75,755)	(73,402)
	47,130	46,336

Other Assets:
Goodwill	44,369	44,369
Other intangibles - net	44,413	45,079
Investments	2,074	1,987
Other assets	1,445	1,663
TOTAL ASSETS	$367,328	$378,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,358	$2,402
Accounts payable - trade	51,814	45,533
Deferred revenue	11,460	16,868
Accrued payroll and employee benefits	5,735	9,054
Other accrued liabilities	14,242	22,962
Total Current Liabilities	85,609	96,819

Long-Term Debt	1,103	2,399
Deferred Tax Liabilities	12,065	11,863
Other Long-Term Liabilities	11,274	11,888

STOCKHOLDERS' EQUITY:
Common stock, issued 10,301,030 shares at 3/31/2011
and 10,277,138 shares at 12/31/2010	111	111
Paid-in capital	46,849	47,286
Retained earnings	233,701	233,279
Treasury stock - at cost, Common Stock, 790,357 shares
at 3/31/2011 and 814,249 shares at 12/31/2010	(23,090)	(23,861)
Accumulated other comprehensive loss	(294)	(1,068)
Total Stockholders' Equity	257,277	255,747
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$367,328	$378,716

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Net Sales	$117,104	$82,002
Cost of Goods Sold	99,638	69,929
Gross Profit	17,466	12,073

Selling and Administrative Expenses	15,696	9,190
Amortization Expense	704	3
Interest Expense	138	245
Interest Income	(56)	(74)
Equity in (Income)/Losses of Nonconsolidated Investment	(87)	147
Other Expense/(Income)	87	(102)
	16,482	9,409

Income Before Income Taxes	984	2,664

Income Tax Expense	305	911

Net Income	$679	$1,753

Basic Earnings Per Share	$0.07	$0.17

Diluted Earnings Per Share	$0.07	$0.17

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$679	$1,753
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Deferred income taxes	(953)	7
Depreciation and amortization	2,939	2,163
Equity in (gains)/losses of nonconsolidated investment	(87)	147
Loss on sale of property, plant and equipment	30	1
Deferred gain amortization on sale-leaseback	(54)	(54)
Stock-based compensation	389	215
Excess tax benefit from share-based compensation	(152)	(200)
Unrealized loss on derivative mark-to-market	-	11

Change in operating assets and liabilities:
Accounts receivable	8,207	20,141
Inventories	(11,106)	(6,034)
Other current assets	562	(96)
Prepaid income tax	(296)	448
Other noncurrent assets	3	51
Accounts payable - trade	6,015	(6,821)
Deferred revenue	(5,811)	(1,753)
Accrued payroll and employee benefits	(3,680)	(1,806)
Other current liabilities	530	(811)
Other liabilities	(624)	16
Net Cash (Used) Provided by Operating Activities	(3,409)	7,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property, plant and equipment	(2,864)	(1,329)
Acquisitions	(8,952)	(5,050)
Capital contributions to equity method investment	-	(250)
Net Cash Used by Investing Activities	(11,816)	(6,629)

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months
	Ended March 31,
	2011	2010
	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt, term loan	-	(714)
Repayments of other long-term debt	(1,340)	(615)
Proceeds from exercise of stock options and stock awards	33	80
Excess tax benefit from share-based compensation	152	200
Net Cash Used by Financing Activities	(1,155)	(1,049)

Effect of exchange rate changes on cash and cash equivalents	464	-

Net Decrease in Cash and Cash Equivalents	(15,916)	(300)

Cash and Cash Equivalents at Beginning of Period	74,800	124,845
Cash and Cash Equivalents at End of Period	$58,884	$124,545

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$176	$193
Income Taxes Paid	$740	$272

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, actual results could differ from those estimates.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  Amounts included in the balance sheet as of December 31, 2010 were derived from our audited balance sheet.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

2. NEW ACCOUNTING PRINCIPLES

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

3. BUSINESS SEGMENTS

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products and services.

The following table illustrates revenues and profits of the Company by segment:

	Three Months Ended
	March 31, 2011		March 31, 2010
	Net	Segment	Net	Segment
	Sales	Profit	Sales	Profit/(Loss)
	In thousands
Rail products	$64,573	$725	$41,060	$1,988
Construction products	46,780	1,694	36,202	1,526
Tubular products	5,751	744	4,740	(158)
Total	$117,104	$3,163	$82,002	$3,356

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2010.

The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended
	March 31,
	2011	2010
	In thousands
Income for reportable segments	$3,163	$3,356
Cost of capital for reportable segments	3,334	3,898
Interest expense	(138)	(245)
Interest income	56	74
Other (expense)/income	(87)	102
LIFO (expense)/credit	(131)	299
Equity in income/(losses) of nonconsolidated investment	87	(147)
Amortization expense	(704)	(3)
Corporate expense and other unallocated charges	(4,596)	(4,670)

Income before income taxes	$984	$2,664

4. ACQUISITIONS

Portec Rail Products, Inc.

On December 15, 2010, Portec Rail became a wholly-owned subsidiary of the Company pursuant to the terms of the Agreement and Plan of Merger, through the merger of Purchaser with and into Portec Rail, with Portec Rail surviving as a wholly owned subsidiary of the Company. The merger was consummated pursuant to Section 31D-11-1105 of the West Virginia Business Corporation Act without a vote or meeting of Portec Rail’s stockholders. All outstanding shares of common stock of Portec Rail were canceled and converted into the right to receive consideration equal to $11.80 per Share, net to the holder in cash, without interest thereon.  The total consideration paid in cash by the Company for the Shares was approximately $113,322,000, including a final payment of $8,952,000 made in January 2011.

The Company recorded its acquisition of Portec Rail in accordance with ASC 805, “Business Combinations.”  In connection with the guidance in ASC 805-10-25, the Company remeasured its previously held equity interest in Portec Rail at the acquisition date fair value, $2,158,000, and recognized a gain of $1,364,000 on December 15, 2010. The Company used quoted market prices to determine the fair value of its available-for-sale securities.  These instruments consisted of exchange-traded equity securities and were classified in Level 1 of the fair value hierarchy.

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

Due to the timing of the closing, the above purchase price allocation is based on a preliminary valuation.  The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available.  If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement recognized for assets assumed or liabilities assumed, the Company will adjust the amounts recognized as of the acquisition date.

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

The Company repaid all of the outstanding debt of Portec Rail in December 2010.

The acquisition of Portec Rail will help the Company become a strategic provider of products and services below the wheel for the Class I, transit, shortline and regional railroads and contractors in North America, as well as to governmental agencies and rail contractors globally.  It will broaden the Company’s offerings by adding Portec Rail’s friction management and wayside detection products and services.  This acquisition will also assist the Company’s international expansion as Portec Rail currently has a strong presence in Canada and the United Kingdom, and has continued to improve its presence in Europe, Brazil, Southeast Asia, China and Australia.

The amount allocated to goodwill reflects the premium paid for the right to control Portec Rail.  More information regarding goodwill can be found in Note 5, “Goodwill and Other Intangible Assets.”

The unaudited pro forma results for the period presented below are prepared as if the transaction occurred as of January 1, 2009.  Pro forma adjustments exclude operating results of the divested rail joint business, and include depreciation and amortization and other adjustments in connection with the acquisition.
For the Period Ended
March 31, 2010
In thousands, except per share data
Total net sales	$100,319
Earnings before income taxes	$2,274
Net income	$1,430
Basic earnings per share	$0.14
Dilutive earnings per share	$0.14

Acquisition costs were approximately $471,000 for the three month period ended March  31, 2010, and were classified as “Selling and administrative expenses.”

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the periods ended March 31, 2011 and December 31, 2010 was $44,369,000.

As part of our procedures to determine fair values of all acquired assets, we preliminarily determined the fair value of technology, intellectual property, goodwill and other intangible assets.

The components of the Company’s intangible assets are as follows:

	March 31, 2011
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(357)	$23
Patents	10	125	(116)	9
Customer relationships	23	19,960	(588)	19,372
Supplier relationships	5	350	(20)	330
Trademarks	17	6,280	(124)	6,156
Technology	18	18,920	(397)	18,523
	20	$46,015	$(1,602)	$44,413

	December 31, 2010
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(355)	$25
Patents	10	125	(113)	12
Customer relationships	23	19,960	(316)	19,644
Supplier relationships	5	350	(3)	347
Trademarks	17	6,280	(16)	6,264
Technology	18	18,880	(93)	18,787
	20	$45,975	$(896)	$45,079

Identified intangible assets of $2,345,000 are attributable to the Company’s Construction Products segment and $43,670,000 are attributable to the Company’s Rail Products segment.

In conjunction with the acquisition of Portec Rail, the Company recorded the fair values of the acquired intangible assets in accordance with ASC 805, Business Combinations.  As part of our procedures to determine fair values of all acquired assets the Company is evaluating the technology and intellectual property along with other intangible assets that could be assigned a fair value under the acquisition.  The Company developed historical and projected cash flows of the technology-based product lines along with an estimate of future costs to maintain these technologies.  These estimates and other assumptions were used to determine the present value of the discounted cash flows of these various technologies.  In addition, the Company evaluated the future lives of the identified intangible assets to determine if they have definite or indefinite lives.

As a result of the Portec Rail acquisition, the Company preliminarily assigned a fair value of $6,280,000 to trademarks, $18,880,000 to technology-based product lines, $18,160,000 to customer relationships and $350,000 to a supplier relationship.  Several factors were considered that contributed to the fair value of these intangible assets, including, but not limited to, the Company’s position within the global railway supply industry, the level of competition that exists, the life-cycle of the product categories, and the acceptance of the technologies within the global railway supply industry.  These identified intangible assets are being amortized over their respective useful lives identified in the above table.  The fair values of these identified intangible assets are estimates as of March 31, 2011 and are subject to adjustment during the measurement period.

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 20 years.  Amortization expense for three month periods ended March 31, 2011 and 2010 was $704,000 and $3,000, respectively.

Estimated amortization expense for the remainder of 2011 and the fiscal years 2012 and thereafter is as follows:

In thousands
2011	$2,049
2012	2,742
2013	2,742
2014	2,557
2015	2,376
2016 and thereafter	31,947
$44,413

6. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required.  Credit terms are consistent with industry standards and practices.  Trade accounts receivable at March 31, 2011 and December 31, 2010 have been reduced by an allowance for doubtful accounts of ($1,662,000) and ($1,601,000), respectively.

7. INVENTORIES

Inventories of the Company at March 31, 2011 and December 31, 2010 are summarized in the following table:

		March 31,	December 31,
		2011	2010
		In thousands
Finished goods		$77,749	$71,634
Work-in-process		6,813	5,346
Raw materials		25,348	21,387

Total inventories at current costs		109,910	98,367
Less:	LIFO reserve	(8,131)	(8,000)
		$101,779	$90,367

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

8. INVESTMENTS

Investments of the Company consist of a nonconsolidated equity method investment of $2,074,000 and $1,987,000 at March 31, 2011 and December 31, 2010, respectively.

The Company is a member of a joint venture with L B Industries, Inc. and James Legg for a period of 9.5 years.  The Company and L B Industries, Inc. each have a 45% ownership interest in the joint venture, L B Pipe & Coupling Products, LLC (JV), which commenced operations in January 2010.  The venture manufactures, markets and sells various products for the energy, utility and construction markets.  Under the terms of the JV agreement, as amended, the Company was initially required to make capital contributions totaling $2,200,000.  The Company fulfilled these commitments during 2010.  Refer to Note 19, “Subsequent Events,” for more information regarding an amendment to the JV agreement requiring additional capital contributions.

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

The Company recorded equity in the income of the JV of approximately $87,000 for the three months ended March 31, 2011.  Approximately ($147,000) of losses of the JV were recorded for the three months ended March 31, 2010.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the venture’s income or losses, and its net investment in the direct financing lease covering the facility used by the JV for its operations.  The carrying amounts with the maximum exposure to loss of the Company at March 31, 2011 and December 31, 2010, respectively, are as follows:

	March 31,	December 31,
	2011	2010
	In thousands
Nonconsolidated equity method investment	$2,074	$1,987
Net investment in direct financing lease	1,007	1,108
	$3,081	$3,005

The Company is leasing 5 acres of land and the facility to the JV over a period of 9.5 years, with a 5.5 year renewal period.  Monthly rent over the term of the lease is approximately $10,000, with a balloon payment of approximately $488,000 which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease.  This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” The Company maintained a net investment in this direct financing lease of approximately $1,007,000 and $1,018,000 at March 31, 2011 and December 31, 2010, respectively.

The following is a schedule of the direct financing minimum lease payments for the remainder of 2011 and the fiscal years 2012 and thereafter:

In thousands
2011	$36
2012	51
2013	54
2014	58
2015	63
2016 and thereafter	745
$1,007

9. DEFERRED REVENUE

Deferred revenue consists of customer payments received for which the sales process has been substantially completed but the right to recognize revenue has not yet been met.  Deferred revenue as of March 31, 2011 and December 31, 2010 related primarily to one customer.  The Company has significantly fulfilled its obligations under the contract and the customer has paid, but due to the Company’s continuing involvement with the material while in storage, revenue is precluded from being recognized until the customer takes possession.

10. BORROWINGS

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

In December 2010, the Company entered into a seventh amendment to the Agreement.  This amendment permitted the acquisition of Portec Rail and waived any default under the Agreement's covenants due to the acquisition two days prior to the seventh amendment.  Additionally, the amendment provides for Portec Rail to join the Agreement as a borrower upon the six month anniversary of the amendment, or if certain other financial triggers occur.

As of March 31, 2011, the Company was in compliance with all of the Agreement’s covenants.

The Company had no outstanding borrowings under either the term loan or the revolving credit facility at March 31, 2011 and December 31, 2010.  At March 31, 2011 the Company had approximately $64,119,000 in unused borrowing availability.

On May 2, 2011, the Company entered into a new revolving credit agreement.  See Note 19, “Subsequent Events,” for more information.

United Kingdom

The Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of $2,200,000 (£1,500,000 pounds sterling). This credit facility supports the working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations.  The interest rate on this facility is the financial institution’s base rate plus 1.50%. As of December 31, 2010, the base rate was 0.5%.  Outstanding performance bonds reduce our availability under this credit facility. There were no borrowings or performance bonds outstanding on this facility as of March 31, 2011. The expiration date of this credit facility is August 31, 2011.

The Company’s United Kingdom loan agreements contain certain financial covenants that require it to maintain senior interest and cash flow coverage ratios. The Company was in compliance with these financial covenants as of March 31, 2011.

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2011	2010
	In thousands, except per share data
Numerator:
Numerator for basic and diluted earnings per common share -
net income available to common stockholders	$679	$1,753
Denominator:
Weighted average shares	10,285	10,172
Denominator for basic earnings per common share	10,285	10,172

Effect of dilutive securities:
Employee stock options	41	91
Other stock compensation plans	75	52
Dilutive potential common shares	116	143

Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversions	10,401	10,315

Basic earnings per common share	$0.07	$0.17

Diluted earnings per common share	$0.07	$0.17

During the period ended March 31, 2011, the Company declared a cash dividend payable on April 4, 2011 to shareholders of record as of March 25, 2011.  There were no such dividends declared during the period ended March 31, 2010.

12. STOCK-BASED COMPENSATION

The Company applies the provisions of ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation.  Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period.  The Company recorded stock compensation expense of $389,000 and $215,000 for the three month periods ended March 31, 2011 and 2010, respectively related to stock option awards, restricted stock awards and performance unit awards as discussed below.

Stock Option Awards

The Company recorded no stock compensation expense related to stock option awards for the three month periods ended March 31, 2011 and 2010.

There were no nonvested awards at March 31, 2011 and 2010.  There were no stock options granted during the first three months of 2011 or 2010.

At March 31, 2011, common stock options outstanding under the plans had option prices ranging from $3.65 to $14.77, with a weighted average exercise price of $7.47 per share.  At March 31, 2010, common stock options outstanding under the plans had option prices ranging from $2.75 to $14.77, with a weighted average exercise price of $5.80 per share.

The weighted average remaining contractual life of the stock options outstanding at March 31, 2011 and 2010 was 2.8 and 2.7 years, respectively.

Options exercised during the three month periods ended March 31, 2011 and 2010 totaled 10,000 and 20,000 shares, respectively.  The weighted average exercise price per share of the options exercised during the three month periods ended March 31, 2011 and 2010 were $3.29 and $4.04, respectively.  The total intrinsic value of options exercised during the three month periods ended March 31, 2011 and 2010 were $372,000 and $527,000.

A summary of the option activity as of March 31, 2011 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding and Exercisable at January 1, 2011	80,950	$6.95	2.7
Granted	-	-	-
Canceled	-	-	-
Exercised	(10,000)	3.29	-
Outstanding and Exercisable at March 31, 2011	70,950	$7.47	2.8	$2,528,658

The total intrinsic value of options outstanding and exercisable at March 31, 2010 was $3,716,000.

Shares issued as a result of stock option exercises generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

Restricted Stock Awards

For the three month periods ended March 31, 2011 and 2010, the Company granted approximately 11,000 and 12,000 shares, respectively, of restricted stock to individuals who are not outside directors:

			Aggregate
		Grant Date	Fair
Grant Date	Units	Fair Value	Value	Vesting Date

March 3, 2010	12,185	$31.92	$388,945	March 3, 2014
March 15, 2011	11,336	38.46	435,983	March 15, 2015

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

Performance Unit Awards

Under separate three year incentive programs pursuant to the 2006 Omnibus Plan, as amended, the Company granted the following performance units during the three month periods ended March 31:

				Aggregate
			Grant Date	Fair
Incentive Plan	Grant Date	Units	Fair Value	Value	Vesting Date

2009 – 2011	March 3, 2009	52,672	$20.63	$1,086,623	March 3, 2012
2010 – 2012	March 2, 2010	36,541	31.83	1,163,100	March 2, 2013
2011 – 2013	March 15, 2011	34,002	38.46	1,046,174	March 15, 2014

On March 15, 2011, the Company awarded pursuant to the 2006 Omnibus Incentive Plan, as Amended and Restated, 1,500 shares of special performance units to an employee director.  Based on the fiscal 2012 performance of the Company’s newly acquired subsidiary, these units may be converted into up to 3,000 shares of the Company’s common stock on March 15, 2012.  The grant date fair value of these awards was $38.46 and the aggregate fair value was $58,000.

These awards can be earned based upon the Company’s performance relative to performance conditions established under the programs.  These awards are subject to forfeiture, cannot be transferred until three years after their grant date and will be converted into common stock of the Company based upon conversion multiples as defined in the underlying plan.  These forfeitable performance share unit awards vest after a three year holding period, unless indicated otherwise by the underlying agreement.    The aggregate fair value in the above table is based upon reaching 100% of the performance targets as defined in the underlying plan.   The number of shares awarded under the 2009 – 2011 Three Year Incentive Plan was determined using an average grant date fair value of $23.21 over a ten day period in February 2009.  The number of shares awarded under the 2010 – 2012 Three Year Incentive Plan was determined using an average grant date fair value of $29.39 over a ten day period in February 2010.  The number of shares awarded under the 2011 – 2013 Three Year Incentive Plan was determined using an average grant date fair value of $40.25 over a ten day period in February 2011.

For restricted stock and performance awards granted to employees, the Company recorded compensation expense of $389,000 and $215,000, respectively, for the three month periods ended March 31, 2011 and 2010.    Shares issued as a result of restricted stock awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess tax benefit realized for the tax deduction from stock-based compensation approximated $152,000 and $200,000 for the three months ended March 31, 2011 and 2010, respectively.  This excess tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

13. RETIREMENT PLANS

Retirement Plans

With the acquisition of Portec Rail, the Company has six plans which cover its hourly and salaried employees in the United States; three defined benefit plans (one active / two frozen) and three defined contribution plans.  Employees are eligible to participate in the appropriate plan based on employment classification.  The Company's funding to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines.  The Company policy is to contribute at least the minimum funding standards of ERISA.

Portec Rail maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan.  In the United Kingdom, Portec Rail maintains both a defined contribution plan and a defined benefit plan.  These plans are discussed in further detail below.

United States Defined Benefit Plans

Net periodic pension costs for both plans for the three month periods ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010
	In thousands
Service cost	$8	$7
Interest cost	200	203
Expected return on plan assets	(191)	(233)
Recognized net actuarial loss	28	75
Net periodic cost	$45	$52

The Company expects to contribute approximately $1,110,000 to its United States defined benefit plans in 2011.  For the three months ended March 31, 2011, the Company contributed approximately $629,000 to these plans.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plans are as follows for the three months ended March 31, 2011:

Three Months Ended
March 31, 2011
In thousands
Interest cost	$66
Expected return on plan assets	(72)
Amortization of transition amount	(12)
Recognized net actuarial loss	28
Net periodic cost	$10

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates making contributions of $224,000 to the Portec Rail pension plan during 2011.  For the three months ended March 31, 2011, the Company contributed approximately $56,000 to the Portec Rail Plan.

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

The expense associated with this plan for the three months ended March 31 was $463,000 in 2011 and $311,000 in 2010.

The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas.  The expense associated with this active plan for the three months ended March 31, 2011 and 2010 was $13,000 and $7,000, respectively.

14. FAIR VALUE MEASUREMENTS

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

The Company has an established process for determining fair value for its financial assets and liabilities, principally cash and cash equivalents and Interlocking Deck Systems International, LLC (IDSI) acquisition notes.  Fair value is based on quoted market prices, where available.  If quoted market prices are not available, fair value is based on assumptions that use as inputs market-based parameters.  The following sections describe the valuation methodologies used by the Company to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified.  Where appropriate the description includes details of the key inputs to the valuations and any significant assumptions.

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

IDSI acquisition notes.  The Company issued non-interest bearing notes associated with its acquisition of IDSI.  The Company determined the fair value of these notes by computing the present value of the note payments using an interest rate formula applicable to the Company’s long-term debt.  The short-term note is included within “Current maturities of long-term debt” and is classified in Level 2 of the fair value hierarchy at March 31, 2011.  The short-term note was included within “Current maturities of long-term debt”, the long-term note was included within “Long-term debt” and both were classified in Level 2 of the fair value hierarchy at December 31, 2010.

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at March 31, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Money market funds	$36,533	$36,533	$-	$-
Cash equivalents at fair value	36,533	36,533	-	-

Total Assets	$36,533	$36,533	$-	$-

Liabilities
IDSI acquisition short-term note	$(930)	$-	$(930)	$-
Total current maturities of long-term debt	(930)	-	(930)	-

Total Liabilities	$(930)	$-	$(930)	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Money market funds	$55,959	$55,959	$-	$-
Cash equivalents at fair value	55,959	55,959	-	-

Total Assets	$55,959	$55,959	$-	$-

Liabilities
IDSI acquisition short-term note	$(955)	$-	$(955)	$-
Total current maturities of long-term debt	(955)	-	(955)	-

IDSI acquisition long-term note	(925)	-	(925)	-
Total long-term debt	(925)	-	(925)	-

Total Liabilities	$(1,880)	$-	$(1,880)	$-

15. COMPREHENSIVE INCOME

Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations.  The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	March 31,
	2011	2010
	In thousands
Net income	$679	$1,753
Foreign currency translation adjustment	774	-
Market value adjustments for investments	-	103
Unrealized derivative gains (losses) on cash flow hedges	-	11
Comprehensive income	$1,302	$1,867

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

The plaintiff seeks to recover costs, which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). Portec Rail has not been named as a liable party by the NYSDEC. Portec Rail filed a motion for summary judgment seeking a ruling to have it dismissed from the case. In November 2003, the motion for summary judgment was granted and Portec Rail was dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against Portec Rail. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). In July 2006, the plaintiff filed a notice of appeal to the Second Circuit. However, in early 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of another recent United States Supreme Court decision. In July 2008, The District Count decided that the United States Supreme Court decision did not necessitate any change in the District Court’s prior determinations in this case and held that all of its prior rulings stand. In August 2008, the plaintiff filed a third notice of appeal to the Second Circuit Court. On February 24, 2010, the Second Circuit issued its decision, reversing the order of the District Court which dismissed Portec Rail from the litigation, stating that there were genuine issues of material fact. In addition, the Second Circuit reinstated the plaintiff’s CERCLA claims, stating that the plaintiff is entitled to bring a claim for contribution under Section 113(f)(3)(B) of CERCLA. Ongoing litigation may be protracted, and Portec Rail will incur additional ongoing legal expenses, which are not estimable at this time. Should Portec Rail ultimately be held liable, damages may be assessed by the Court in accordance with CERCLA.

Portec Rail believes that Niagara Mohawk’s case against Portec Rail, Inc. is without merit. Because Niagara Mohawk is seeking unspecified monetary contribution from the defendants, it is unable to determine the extent to which Portec Rail would have to make a contribution, or whether such contribution would have a material adverse effect on its financial condition or results of operations. However, total clean up costs at the Troy Water Street site are expected to be substantial. If liability for a portion of the clean up costs is attributed to Portec Rail, such liability could be material. Furthermore, if Niagara Mohawk wins on appeal, ongoing litigation may be protracted and legal expenses may be material to the Company’s results of operations.

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

As of March 31, 2011 and December 31, 2010, the Company maintained environmental and litigation reserves approximating $2,796,000 and $2,799,000, respectively.

On February 19, 2010, and through March 3, 2010, a total of five lawsuits initiated by purported shareholders of Portec Rail were filed against several defendants including the Company and certain members of its Board of Directors.  These lawsuits are directly related to the Agreement and Plan of Merger with L.B. Foster Company and Foster Thomas Company, which was signed on February 16, 2010.

The lawsuits alleged, among other things, that Portec Rail’s directors breached their fiduciary duties and L.B. Foster and Purchaser aided and abetted such alleged breaches of fiduciary duties.  Based on these allegations, the lawsuits sought, among other relief, injunctive relief enjoining the defendants from consummating the Offer and the Merger.  They also sought recovery of the costs of the action, including reasonable legal fees.

On November 19, 2010, Plaintiffs in the consolidated Pennsylvania lawsuit filed a motion for an award of payment of attorneys’ fees and costs, relating to the injunction entered in March 2010.  The Company and Foster filed objections to that motion and it was argued before the Court on January 31, 2011.  On March 31, 2011, the Court ruled that plaintiffs were entitled to payment of attorneys’ fees and costs although a subsequent hearing will be required to determine the amount.

In the two lawsuits pending in West Virginia, Motions to Dismiss the lawsuits were filed in April 2010 on behalf of the Company and the Director Defendants.  In both West Virginia cases, Plaintiffs have filed Motions for Preliminary Injunctions.  On April 5, 2011, the Circuit Court of Kanawha County, West Virginia issued a stipulation of dismissal which included that each of the parties would be responsible for their own attorneys’ fees and costs.

For certain manufactured products, the Company maintains a product liability accrual which is adjusted on a monthly basis as a percentage of cost of sales.  This product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims.  The following table illustrates the Company’s product warranty accrual:

In thousands
Balance at December 31,2010	$4,413
Additions to warranty liability	321
Warranty liability utilized	(495)
Balance at March 31, 2011	$4,239

Included within the above table are concrete tie warranty reserves of approximately $1,985,000 as of March 31, 2011 related to alleged concrete tie quality defects asserted by a significant customer.  While the Company believes this is a reasonable estimate of this potential warranty claim, this estimate could change due to new information and future events.  There can be no assurance at this point that future potential costs pertaining to this claim or other potential future claims will not have a material impact on our results of operations.

At March 31, 2011 the Company had outstanding letters of credit of approximately $1,122,000.

17. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions.  The Company did not engage in any foreign currency hedging transactions during the three month period ended March 31, 2011, and no foreign currency hedges remained outstanding as of December 31, 2010. Realized gains or losses from foreign currency hedges did not exceed $0.1 million for the three months ended March 31, 2011.

18. INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2011 and 2010 was 31.0% and 34.2%, respectively, The decline in the effective tax rate is principally attributable to the impact of relatively lower statutory income tax rates in the foreign jurisdictions associated with the Canadian and United Kingdom locations acquired in the Portec Rail business combination, effective December 15, 2010.

19. SUBSEQUENT EVENTS

In April 2011, the Company entered into a third amendment to the JV agreement.  Under the terms of this amendment, the Company is required to make additional capital contributions totaling $680,000, bringing our total required capital contributions to $2,880,000.  The other JV members are required to make proportionate contributions in accordance with the ownership percentages in the JV agreement.

On May 2, 2011, L. B. Foster Company, its domestic subsidiaries, and certain Canadian subsidiaries entered into a new $125,000,000 Revolving Credit Facility Credit Agreement (Credit Agreement) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A. and Citizens Bank of Pennsylvania.   The Credit Agreement provides for a five-year, unsecured revolving credit facility that permits borrowing up to $125,000,000 for the US borrowers and a sublimit of the equivalent of $15,000,000 US dollars that is available to the Canadian borrowers.  Providing no event of default exists, the Credit Agreement contains a provision that provides for an increase in the revolver facility of $50,000,000 that can be allocated to existing or new Lenders if the Company’s borrowing requirements should grow.  The Credit Agreement includes a sublimit of $20,000,000 for the issuance of trade and standby letters of credit.

Borrowings under the Credit Agreement will bear interest at rates based upon either the base rate or LIBOR based rate plus applicable margins.  Applicable margins are dictated by the ratio of the Company’s indebtedness less cash on hand to the Company’s consolidated EBITDA.  The base rate is the highest of (a) PNC Bank’s prime rate or (b) the Federal Funds Rate plus .50% or (c) the daily LIBOR rate plus 1.00%.  The base rate spread ranges from 0.00% to 1.00%.  LIBOR based rates  are determined by dividing the published LIBOR rate by a number equal to 1.00 minus the percentage prescribed by the Federal Reserve for determining the maximum reserve requirements with respect to any Eurocurrency funding by banks on such day.  The LIBOR based rate spread ranges from 1.00% to 2.00%.

The Credit Agreement includes two financial covenants:  (a) the Leverage Ratio, defined as the Company’s indebtedness less cash on hand divided by the Company’s consolidated EBITDA, which must not exceed 3.00 to 1.00 and (b) Minimum Interest Coverage, defined as consolidated EBITDA less capital expenditures divided by consolidated interest expense, which must be no less than 3.00 to 1.00.

The Credit Agreement permits the Company’s consolidated cash on hand to be used for any purpose without limitation providing there are no outstanding borrowings prior to or after giving effect to any cash transaction.  Once funds are drawn on the revolving credit facility, certain limitations apply regarding share repurchases, dividends, loans to other parties, and other activities.  The Company is permitted to acquire the stock or assets of other entities with limited restrictions providing that the Leverage Ratio does not exceed 2.50 to 1.00 after giving effect to the acquisition.

Other restrictions exist at all times including, but not limited to, limitation of the Company’s sale of assets, other indebtedness incurred by either the borrowers or the non-borrower subsidiaries of the Company, guaranties, and liens.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
General

L. B. Foster Company is a leading manufacturer, fabricator and distributor of products and services for the rail, construction, utility and energy markets.  The Company is comprised of three business segments: Rail products, Construction products and Tubular products.

Recent Developments

We closed on our acquisition of Portec Rail on December 15, 2010 and our 2011 first quarter results include the results of operations of Portec Rail within our Rail Products segment.  For the three months ended March 31, 2011, Portec Rail delivered net sales of $23.3 million, gross profit of $5.0 million, total expenses of $6.2 million and a net loss of ($0.9) million.

In December 2010, the UPRR opted not to extend the supply agreement and lease renewal for the Grand Island, NE plant.  Production for the remaining orders was completed during the first quarter of 2011.  We believe the dismantling of the facility according to the terms of the supply agreement and the winding down of operations will be completed in the third quarter of 2011.  Sales to the UPRR from this facility approximated $2.1 million and $4.7 million for the three months ended March 31, 2011 and 2010, respectively.  We do not believe that the closure of this facility will have a significant, adverse impact on our results of operations or our liquidity.

In March 2011, we announced that the Board of Director’s approved the payment of a quarterly cash dividend of $0.025 per share.

In April 2011, we entered into a third amendment to the L B Pipe & Coupling Products, LLC (JV) agreement which increased our required capital contributions by approximately $0.7 million.  In connection with the agreement we are now required to contribute capital totaling approximately $2.9 million.

In May 2011, we entered into a new $125.0 million revolving credit and security agreement with a group of four banks.  The agreement provides for a five-year, unsecured revolving credit facility that permits borrowing up to $125.0 million for the US Borrowers, including a sublimit of the equivalent of $15.0 million US dollars that is available to the Canadian Borrowers.  Providing no event of default exists, the agreement contains a provision that provides for an increase in the revolver facility of $50.0 million that can be allocated to existing or new Lenders if our borrowing requirements should grow.  The agreement includes a sublimit of $20.0 million for the issuance of trade and standby letters of credit.

Critical Accounting Policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances.  Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties.  As a result, actual results could differ from these estimates.  In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality.  There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2010.  For more information regarding the Company’s critical accounting policies, please see the Management’s Discussion & Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncements

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

Year-to-date Results of Operations

	Three Months Ended		Percent of Total Net Sales		Percent
	March 31,		Period Ended March 31,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Net Sales:
Rail Products	$64,573	$41,060	55.1%	50.1%	57.3%
Construction Products	46,780	36,202	39.9	44.1	29.2
Tubular Products	5,751	4,740	4.9	5.8	21.3
Total Net Sales	$117,104	$82,002	100.0%	100.0%	42.8%

	Three Months Ended		Gross Profit Percentage		Percent
	March 31,		Period Ended March 31,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Gross Profit:
Rail Products	$10,521	$5,794	16.3%	14.1%	81.6%
Construction Products	6,336	5,994	13.5	16.6	5.7
Tubular Products	1,174	381	20.4	8.0	208.1
LIFO (Expense)/Credit	(131)	299	(0.1)	0.4	(143.8)
Other	(434)	(395)	(0.4)	(0.5)	9.9
Total Gross Profit	$17,466	$12,073	14.9%	14.7%	44.7%

	Three Months Ended		Percent of Total Net Sales		Percent
	March 31,		Period Ended March 31,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$15,696	$9,190	13.4%	11.2%	70.8%
Amortization Expense	704	3	0.6	0.0	**
Interest Expense	138	245	0.1	0.3	(43.7)
Interest Income	(56)	(74)	(0.0)	(0.1)	(24.3)
Equity in (Income)/Losses of Nonconsolidated Investment	(87)	147	(0.1)	0.2	159.2
Other Expense/(Income)	87	(102)	0.1	(0.1)	(185.3)
Total Expenses	16,482	9,409	14.1	11.5	75.2

Income Before Income Taxes	984	2,664	0.8	3.2	(63.1)
Income Tax Expense	305	911	0.3	1.1	(66.5)

Net Income	$679	$1,753	0.6%	2.1%	(61.3	) %

**	Results of calculation are not meaningful for presentation purposes.

First Quarter 2011 Compared to First Quarter 2010 – Company Analysis

Net income for the first quarter of 2011 was $0.07 per diluted share which compares to net income for the first quarter of 2010 of $0.17 per diluted share.

The integration of Portec Rail resulted in the increase of selling and administrative expenses of approximately $5.6 million.    Exclusive of the impact of Portec Rail, selling and administrative expenses in the 2011 period increased approximately $1.0 million due to increased compensation costs and consulting services.  As a result of the acquisitions of Portec Rail and Interlocking Deck Systems International, LLC, amortization expense increased by approximately $0.7 million for the three months ended March 31, 2011.

Included in net income for the current quarter is our 45% share of the income from our equity investment in the JV, which is reported as “Equity in (Income)/Losses of Nonconsolidated Investment.”  As the JV had not yet commenced significant revenue-generating activities, we recorded our share of its start-up related expenses as of March 31, 2010.  The effective income tax rate in the first quarter of 2011 was 31.0% compared to 34.2% in the prior year quarter.  The decrease was primarily due to lower statutory tax rates related to the foreign operations acquired in the Portec Rail business combination, effective December 15, 2010.

Results of Operations – Segment Analysis

Rail Products

	Three Months Ended		Increase/	Percent
	March 31,		(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$64,573	$41,060	$23,513	57.3%

Gross Profit	$10,521	$5,794	$4,727	81.6%
Gross Profit Percentage	16.3%	14.1%	2.2%	15.5%

First Quarter 2011 Compared to First Quarter 2010

The increase in overall sales within our Rail Products segment is due to our acquisition of Portec Rail, which increased our 2011 first quarter sales by $23.3 million.  Exclusive of the impact of Portec Rail, our Rail Products segment 2011 sales would have been comparable to 2010; decreased rail distribution and transit products sales being mitigated by increased sales of CXT concrete ties and Allegheny Rail Products.

Portec Rail delivered approximately $5.0 million in gross profit and is primarily responsible for the increase in our Rail Products segment gross profit margin.  Included within Portec Rail’s gross profit is a nonrecurring increase in cost of goods sold of approximately $2.5 million related to recognition of the remaining portion of the inventory step-up to fair value from Portec Rail’s purchase price allocation.  Exclusive of the impact of Portec Rail, our Rail Products gross profit margin would have decreased approximately 0.8% from the 2010 period.

We believe that while the industrial market we participate in remains soft, these impacts will be mitigated by our expectations that Class 1 railroad capital spending will increase over its 2010 levels.  Additionally, we expect sales and gross profit growth within our Rail Products segment resulting from our acquisition of Portec Rail in December 2010.

Construction Products

	Three Months Ended		Increase/	Percent
	March 31,		(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$46,780	$36,202	$10,578	29.2%

Gross Profit	$6,336	$5,994	$342	5.7%
Gross Profit Percentage	13.5%	16.6%	(3.0)%	(18.2)%

First Quarter 2011 Compared to First Quarter 2010

Our Construction Products segment experienced mixed results in the current quarter with improved sales from our piling and fabricated products divisions offset by a decline in our concrete buildings division.  Our piling division continues to see increased sales volumes outpace the impact of slightly lower selling prices.  Our fabricated bridge division is benefitting from customer preference for our bridge decking solution.  Offsetting these increases was our concrete buildings division which is beginning to see its sales volumes normalize as the prior year period benefitted significantly from federal stimulus legislation.

Increased unfavorable manufacturing variances due to reduced sales volumes within our concrete buildings division drove the reduction in our Construction Products gross margin.  Additionally, the sales growth within our piling division came at the expense of lower pricing due to an intensely competitive market.

We continue to see a mixed outlook in our heavy civil and public works construction markets as we experience increased volumes that have been partially offset by declines in pricing.  We do not believe that our Construction Products segment will have the opportunities in 2011 generated from the stimulus bill in 2010.  Most states continue to face budget deficits in 2011 as they did in 2010.

Tubular Products

	Three Months Ended		Increase/	Percent
	March 31,		(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$5,751	$4,740	$1,011	21.3%

Gross Profit	$1,174	$381	$793	208.1%
Gross Profit Percentage	20.4%	8.0%	12.4%	154.0%

First Quarter 2011 Compared to First Quarter 2010

While our coated products division drove the increase in sales during the 2011 quarter, our threaded products division was responsible for the increase in gross profit and gross margin.  The improvement in coated products net sales is due to the 2010 period being impacted unfavorably by a recessionary climate which reduced market demand.  Our threaded products division’s growth in gross profit and gross margin came from increased volumes which reduced unfavorable manufacturing expenses.  To a lesser extent, this division also was negatively impacted in the 2010 period by a strategy to exit the micropile market.

While the energy markets we participate in are getting stronger as evidenced by the growth in our tubular backlog, they will continued to be challenged by lower natural gas prices.

Liquidity and Capital Resources

Our capitalization is as follows:

Debt:	March 31,	December 31,
	2011	2010
	In millions
Capital leases and interim lease financing	$2.6	$2.9
IDSI acquisition notes	0.9	1.9
Total Debt	3.5	4.8

Equity	257.3	255.7

Total Capitalization	$260.8	$260.5

Total debt as a percentage of capitalization was approximately 1.3% as of March 31, 2011 compared to 1.8% at December 31, 2010.  This measure reflects a strong financial position as there is minimal leverage and our cash and cash equivalents of approximately $58.9 million more than adequately covers our total debt obligations.

Our need for liquidity relates primarily to seasonal working capital requirements, capital expenditures, debt service obligations, JV capital contributions and possible additional contemplated accretive acquisitions.  The following table summarizes the year-to-date impact of these items:

	March 31,
	2011	2010
Liquidity needs:	In millions
Working capital and other assets and liabilities	$(6.2)	$3.3
Capital expenditures	(2.9)	(1.3)
JV capital contributions	-	(0.3)
Acquisitions	(9.0)	(5.1)
Repayments of term loan	-	(0.7)
Other long-term debt repayments	(1.3)	(0.6)
Cash interest paid	(0.2)	(0.2)
Net liquidity requirements	(19.6)	(4.9)

Liquidity sources:
Internally generated cash flows before interest paid	3.0	4.3
Equity transactions	0.2	0.3
Foreign exchange effects	0.5	-
Net liquidity sources	3.7	4.6

Net Change in Cash	$(15.9)	$(0.3)

Cash Flow from Operating Activities

During the current 2011 period, cash flows from operations used $3.2 million, a decrease of $10.5 million compared to the 2010 period.  For the three months ended March 31, 2011, net income and adjustments to net income provided $2.8 million while working capital and other assets and liabilities used $5.9 million.  In the prior year period, working capital and other assets and liabilities provided $3.3 million, resulting in a decrease of $9.2 million.  The primary reason for the negative comparison of cash being utilized by working capital was a significant reduction in accounts receivable in the prior year period.

Cash Flow from Investing Activities

In January 2011, we made our final, net payment of approximately $9.0 million for the remaining outstanding shares of common stock related to our acquisition of Portec Rail.  Capital expenditures were $2.9 million for the first three months of 2011 compared to $1.3 million for the same 2010 period.  Current period expenditures were primarily used for the Kenova, WV facility, other yard upgrades and plant equipment.  We anticipate total capital spending in 2011 will range between $7.0 million and $8.0 million and will be funded by cash flow from operations.

Cash used by investing activities for the first three months of 2010 also included our IDSI asset purchase of $5.1 million.

Financial Condition

As of March 31, 2011, we had approximately $58.9 million in cash and cash equivalents and a revolving credit facility with approximately $64.1 million of availability while carrying only $3.5 million in total debt.  We paid off the term loan under our prior credit agreement in December 2010.  As of March 31, 2011 we were in compliance with all of the Agreement’s covenants.  We believe this capacity will afford us the flexibility to take advantage of opportunities as we explore both organic and external investment opportunities while working to successfully integrate the operations of Portec Rail.

Included within cash and cash equivalents are primarily investments in tax-free and taxable money market funds.  The money market funds include municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds all of which maintain AAA credit ratings.  Our priority continues to be the maintenance of our principal balances.

Our revolving credit agreement executed on May 2, 2011 provides for up to $125.0 million in borrowings to support our working capital and other liquidity requirements.  Borrowings under this agreement are unsecured and availability is based upon a leverage ratio of up to three times EBITDA, as defined in the agreement.

Borrowings under the agreement will bear interest at rates based upon either the base rate or LIBOR based rate plus applicable margins.  Applicable margins are dictated by the ratio of our indebtedness less cash on hand to our consolidated EBITDA.  The base rate is the highest of (a) PNC Bank’s prime rate or (b) the Federal Funds Rate plus .50% or (c) the daily LIBOR rate plus 1.00%.  The base rate spread ranges from 0.00% to 1.00%.  LIBOR based rates  are determined by dividing the published LIBOR rate by a number equal to 1.00 minus the percentage prescribed by the Federal Reserve for determining the maximum reserve requirements with respect to any Eurocurrency funding by banks on such day.  The LIBOR based rate spread ranges from 1.00% to 2.00%.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit.  A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2010 is included in the “Liquidity and Capital Resources” section of the Company’s 2010 Annual Report filed on Form 10-K.  These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.  There were no material changes to these arrangements during the period ended March 31, 2011.
Outlook

We believe that while the economy appears to continue to improve, the cessation of stimulus legislation, the lack of a new surface transportation bill and 46 out of 50 states with budget deficits will present challenges to many of the end markets to which we sell and we anticipate that these conditions and challenges will exacerbate the competitive environment in our markets.  However, our backlog is at a record level and we expect to be profitable and generate cash flows in excess of our capital expenditures, debt service, dividends and share repurchases.

We completed the acquisition of Portec Rail in December 2010.  Possible impacts from the merger could result in the loss of key employees, result in the disruption of one or more of its ongoing businesses or identify inconsistencies in standards, controls, procedures and policies that adversely affect one or more of its operations’ ability to maintain relationships with customers, suppliers or creditors.  Employee retention before, during or after the combination may be challenging as employees may experience uncertainty about future roles until strategies with regard to the combined company are announced or executed.

The application of acquisition accounting guidance required us to write-up Portec Rail inventory by approximately $3.2 million to fair value less costs to sell.  This had a temporary negative impact on our Rail Products segments’ gross profit as this increase was recognized in cost of goods sold.  We recognized the remaining approximately $2.5 million of this reduction during the first quarter of 2011.  As the measurement period for the determination of the purchase price allocation remains ongoing, no assurances can be given that this estimate will not change.  The Company will adjust amounts recognized as of the acquisition date if new information is obtained about facts and circumstances that existed as of the acquisition date.

We have received increased orders from the UPRR for concrete ties at our Tucson, AZ facility increasing capacity utilization to approximately 90%.

As of March 31, 2011, we maintained a warranty reserve approximating $2.0 million for potential warranty claims associated with concrete railroad ties.  While we believe this is a reasonable estimate of our potential warranty claims, there can be no assurance that future potential costs pertaining to this claim or other potential future claims will not have a material impact on our results of operations.

Our agreement with the UPRR calls for their purchasing concrete ties from our Tucson, AZ facility through 2012.  In December 2010, the UPRR opted not to exercise their right to extend the supply agreement for the Grand Island, NE plant.  We do not believe that the closure of this facility will have a significant, adverse impact on our results of operations or our liquidity.

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

Rail distribution sales will be negatively impacted in 2011 as we have decided to significantly decrease our involvement in the scrap rail and relay rail distribution business.  We do not expect the decreased emphasis in these products to have a significant impact on our results of operations or our financial condition.

Certain of our businesses rely heavily on spending authorized by the federal highway and transportation funding bill, SAFETEA-LU, enacted in August 2005.  This legislation authorized $286 billion for United States transportation improvement spending over a six-year period and expired in September 2009.  On March 4, 2011, the United States Congress extended this legislation through September 30, 2011.  While certain estimates of the amounts that may be authorized under successor legislation to SAFETEA-LU range from $250 to $550 billion, there is significant uncertainty as to the timing of the renewal of this multi-year surface transportation legislation and how such legislation will actually be funded.  SAFETEA-LU was not approved until nearly two years after the previous authorization expired.  This delay had a material detrimental impact upon the demand and spending levels in certain markets where we participated during 2003 to 2005.

We entered into a joint venture to manufacture, market and sell various products for the energy, utility and construction markets.  In connection with the amended joint venture agreement we are required to make capital contributions of $2.9 million, of which there remains approximately $0.7 million.  No assurances can be given that additional capital contributions will not be required or that the joint venture will perform in accordance with our expectations.

Although backlog is not necessarily indicative of future operating results, total Company backlog at March 31, 2011, was approximately $237.1 million, a 25.3% and 15.8% increase compared to December 31, 2010 and March 31, 2010, respectively.  The following table provides the backlog by business segment:

	Backlog
	March 31,	December 31,	March 31,
	2011	2010	2010
	In thousands
Rail Products	$117,799	$86,404	$75,163
Construction Products	111,922	102,173	123,780
Tubular Products	7,404	720	5,863
Total Backlog	$237,125	$189,297	$204,806

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

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions.  The Company did not engage in any foreign currency hedging transactions during the three month period ended March 31, 2011, and no foreign currency hedges remained outstanding as of December 31, 2010. Realized gains or losses from foreign currency hedges did not exceed $0.1 million for the three months ended March 31, 2011.

Forward-Looking Statements

This Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made from time to time in news releases, reports, proxy statements, registration statements and other written communications (including the preceding sections of this Management’s Discussion and Analysis), as well as oral statements, such as references made to the future profitability, made from time to time by representatives of the Company.  For a discussion of some of the specific risk factors, that may cause such differences, see the Company’s Form 10-K for the year ended December 31, 2010.  Additional factors that may materially affect our financial results are set forth in this section.

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

There are no assurances that the closing of the merger agreement involving L. B. Foster and Portec Rail will generate the expected benefits of the transaction, including potential synergies and cost savings, future financial and operating results, and the combined company's plans and objectives. Risks and uncertainties include: the potential that market segment growth will not follow historical patterns or be otherwise unsatisfactory; general industry conditions and competition; business and economic conditions, such as interest rate and currency exchange rate fluctuations; technological advances and patents attained by competitors; and domestic and foreign governmental laws and regulations.

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

Our agreement with the UPRR includes their purchasing concrete ties from our Tucson, AZ facility through 2012.

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

Item 4. CONTROLS AND PROCEDURES

a)
L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

b)
There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 16, “Commitments and Contingent Liabilities”, to the Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS

There has not been any material change in the risk factors disclosure from that contained in the Company’s 10-K for the year ended December 31, 2010.

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

10.0
$125,000,000 Revolving Credit Facility Credit Agreement dated May 2, 2011, between Registrant and PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., and Citizens Bank of Pennsylvania, filed as Exhibit 10.0 to Form 8-K on May 3, 2011.

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

10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

10.25	Asset Purchase Agreement between Interlocking Deck Systems International, LLC and the Registrant dated March 23, 2010 filed as Exhibit 10.25 to Form 8-K on March 29, 2010.

10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-K for the year ended December 31, 2010. **

10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2010. **

10.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 10-K for the year ended December 31, 2010. **

10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2010. **

10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2010. **

10.45.2	Amendments to MRP2 filed as Exhibit 10.45.2 to Form 10-K for the year ended December 31, 2010. **

10.46	Leased Vehicle Plan as amended and restated on September 1, 2007, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 2010. **

10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2009, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2008. **

10.53	Directors’ resolution dated March 6, 2008, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 10-Q for the quarter ended March 31, 2008. **

10.55	Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007. **

10.57.1	2006 Omnibus Plan, as amended and restated March 6, 2008, filed as exhibit 10.57.1 to Form 8-K on March 12, 2008. **

10.58	Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **

10.59	Executive Annual Incentive Compensation Plan, filed as Exhibit 10.59 to Form 8-K on March 12, 2008. **

10.60	Letter agreement on Lee B. Foster II’s retirement, filed as Exhibit 10.59 to Form 8-K on April 22, 2008. **

10.61	Restricted Stock Agreement between Registrant and Stan L. Hasselbusch dated May 28, 2010 filed as Exhibit 10.61 to Form 8-K on June 1, 2010. **

10.62	Restricted Stock Agreement between Registrant and David J. Russo dated May 28, 2010 filed as Exhibit 10.62 to Form 8-K on June 1, 2010. **

10.63	Restricted Stock Agreement between Registrant and Stan L. Hasselbusch dated march 15, 2011 filed as Exhibit 10.63 to Form 8-K on March 21, 2011. **

19	Exhibits marked with an asterisk are filed herewith.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________________

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date: May 10, 2011	By: /s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial and Accounting Officer and Treasurer
(Duly Authorized Officer of Registrant)