Form 10-Q
period 2011-08-09
FOSTER L B CO
filed 2011-08-09
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2011

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
Yes [X]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Stock, Par Value $.01	10,277,566 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$45,695	$74,800
Accounts and notes receivable:
Trade	83,120	66,908
Other	932	2,789
	84,052	69,697
Inventories	95,731	90,367
Current deferred tax assets	1,699	911
Prepaid income taxes	2,518	972
Other current assets	3,011	2,535
Total Current Assets	232,706	239,282

Property, Plant & Equipment - At Cost	126,727	119,738
Less Accumulated Depreciation	(78,130)	(73,402)
	48,597	46,336

Other Assets:
Goodwill	44,369	44,369
Other intangibles - net	43,777	45,079
Investments	2,605	1,987
Other assets	1,697	1,663
TOTAL ASSETS	$373,751	$378,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,369	$2,402
Accounts payable - trade	55,901	45,533
Deferred revenue	6,910	16,868
Accrued payroll and employee benefits	6,670	9,054
Other accrued liabilities	14,222	22,962
Total Current Liabilities	86,072	96,819

Long-Term Debt	762	2,399
Deferred Tax Liabilities	12,207	11,863
Other Long-Term Liabilities	11,711	11,888

STOCKHOLDERS' EQUITY:
Common stock, issued 10,277,566 shares at 6/30/2011
and 10,277,138 shares at 12/31/2010	111	111
Paid-in capital	47,388	47,286
Retained earnings	239,816	233,279
Treasury stock - at cost, Common Stock, 838,213 shares
at 6/30/2011 and 814,249 shares at 12/31/2010	(24,160)	(23,861)
Accumulated other comprehensive loss	(156)	(1,068)
Total Stockholders' Equity	262,999	255,747
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$373,751	$378,716

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Net Sales	$173,701	$119,504	$290,806	$201,506
Cost of Goods Sold	147,408	99,189	247,047	169,118
Gross Profit	26,293	20,315	43,759	32,388

Selling and Administrative Expenses	16,644	10,679	32,325	19,869
Amortization Expense	707	95	1,411	98
Interest Expense	135	241	273	486
Interest Income	(60)	(107)	(150)	(181)
Equity in (Income)/Loss of Nonconsolidated Investment	(196)	94	(283)	241
Other (Income)/Expense	(95)	(51)	41	(153)
	17,135	10,951	33,617	20,360

Income Before Income Taxes	9,158	9,364	10,142	12,028

Income Tax Expense	2,785	3,377	3,090	4,288

Net Income	$6,373	$5,987	$7,052	$7,740

Basic Earnings Per Share	$0.62	$0.59	$0.69	$0.76

Diluted Earnings Per Share	$0.61	$0.58	$0.68	$0.75

Dividends Paid Per Share	$0.05	$0.00	$0.05	$0.00

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$7,052	$7,740
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Deferred income taxes	(859)	(43)
Depreciation and amortization	5,994	4,396
Equity in (income)/losses of nonconsolidated investment	(283)	241
Loss on sale of property, plant and equipment	32	1
Deferred gain amortization on sale-leaseback	(107)	(107)
Stock-based compensation	1,255	799
Excess tax benefit from share-based compensation	(331)	(623)
Unrealized loss on derivative mark-to-market	0	11

Change in operating assets and liabilities:
Accounts receivable	(13,971)	(757)
Inventories	(4,991)	5,736
Other current assets	(256)	55
Prepaid income tax	(1,502)	871
Other noncurrent assets	(398)	72
Accounts payable - trade	10,396	(12,666)
Deferred revenue	(10,283)	13,087
Accrued payroll and employee benefits	(2,697)	(1,029)
Other current liabilities	819	(1,075)
Other liabilities	(235)	3
Net Cash (Used) Provided by Operating Activities	(10,365)	16,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	8	0
Capital expenditures on property, plant and equipment	(6,642)	(2,700)
Acquisitions	(8,952)	(5,050)
Capital contributions to equity method investment	(335)	(500)
Net Cash Used by Investing Activities	(15,921)	(8,250)

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months
	Ended June 30,
	2011	2010
	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt, term loan	0	(1,428)
Repayments of other long-term debt	(1,670)	(1,456)
Proceeds from exercise of stock options and stock awards	74	272
Treasury stock acquisitions	(1,569)	0
Cash dividends on common stock paid to shareholders	(515)	0
Excess tax benefit from share-based compensation	331	623
Net Cash Used by Financing Activities	(3,349)	(1,989)

Effect of exchange rate changes on cash and cash equivalents	530	0

Net (Decrease)/Increase in Cash and Cash Equivalents	(29,105)	6,473

Cash and Cash Equivalents at Beginning of Period	74,800	124,845
Cash and Cash Equivalents at End of Period	$45,695	$131,318

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$223	$398
Income Taxes Paid	$5,158	$3,199
Capital Expenditures Funded through Capital Leases	$0	$144

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

2. NEW ACCOUNTING PRINCIPLES

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This update will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  The update is effective for interim and annual periods beginning after December 15, 2011.  The update requires only new disclosures and will have no impact on the Company’s financial condition or results of operations.

3. BUSINESS SEGMENTS

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products and services.

The following table illustrates revenues and profits of the Company by segment:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Net	Segment	Net	Segment
	Sales	Profit	Sales	Profit/
	In thousands
Rail products	$91,014	$3,574	$155,588	$4,299
Construction products	73,026	5,784	119,806	7,478
Tubular products	9,661	1,978	15,412	2,722
Total	$173,701	$11,336	$290,806	$14,499

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	Net	Segment	Net	Segment
	Sales	Profit	Sales	Profit
	In thousands
Rail products	$52,685	$3,011	$93,745	$4,999
Construction products	59,179	6,800	95,381	8,326
Tubular products	7,640	962	12,380	804
Total	$119,504	$10,773	$201,506	$14,129

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2010.

The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	In thousands
Income for reportable segments	$11,336	$10,773	$14,499	$14,129
Cost of capital for reportable segments	4,119	4,158	7,453	8,056
Interest expense	(135)	(241)	(273)	(486)
Interest income	60	107	150	181
Other income/(expense)	95	51	(41)	153
LIFO (expense)/credit	(565)	452	(696)	751
Equity in income/(loss) of nonconsolidated investment	196	(94)	283	(241)
Amortization expense	(707)	(95)	(1,411)	(98)
Corporate expense and other unallocated charges	(5,241)	(5,747)	(9,822)	(10,417)

Income before income taxes	$9,158	$9,364	$10,142	$12,028

4. ACQUISITIONS

Portec Rail Products, Inc.

On December 15, 2010, Portec Rail became a wholly-owned subsidiary of the Company pursuant to the terms of the Agreement and Plan of Merger, through the merger of the Company’s subsidiary with and into Portec Rail, with Portec Rail surviving as a wholly owned subsidiary of the Company. The merger was consummated pursuant to Section 31D-11-1105 of the West Virginia Business Corporation Act without a vote or meeting of Portec Rail’s stockholders. All outstanding shares of common stock of Portec Rail were canceled and converted into the right to receive consideration equal to $11.80 per Share, net to the holder in cash, without interest thereon.  The total consideration paid in cash by the Company for the Shares was approximately $113,322,000, including a final payment of $8,952,000 made in January 2011.

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

The amount allocated to goodwill reflects the premium paid to acquire Portec Rail.  More information regarding goodwill can be found in Note 5, “Goodwill and Other Intangible Assets.”

The unaudited pro forma results for the period presented below are prepared as if the transaction occurred as of January 1, 2009.  Pro forma adjustments exclude operating results of the divested rail joint business, and include depreciation and amortization and other adjustments in connection with the acquisition.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2010	June 30, 2010
	In thousands, except per share data	In thousands, except per share data
Total net sales	$144,896	$245,215
Earnings before income taxes	$9,742	$12,027
Net income	$5,693	$7,134
Basic earnings per share	$0.56	$0.70
Dilutive earnings per share	$0.55	$0.69

Acquisition costs were approximately $684,000 and $1,155,000 for the three and six month periods ended June 30, 2010, and were classified as “Selling and Administrative Expenses.”

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the periods ended June 30, 2011 and December 31, 2010 was $44,369,000.

As part of our procedures to determine fair values of all acquired assets, we preliminarily determined the fair value of technology, intellectual property, goodwill and other intangible assets.

The components of the Company’s intangible assets are as follows:

	June 30, 2011
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(358)	$22
Patents	10	125	(119)	6
Customer relationships	23	19,960	(859)	19,101
Supplier relationships	5	350	(36)	314
Trademarks	17	6,280	(231)	6,049
Technology	18	18,985	(700)	18,285
	20	$46,080	$(2,303)	$43,777

	December 31, 2010
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(355)	$25
Patents	10	125	(113)	12
Customer relationships	23	19,960	(316)	19,644
Supplier relationships	5	350	(3)	347
Trademarks	17	6,280	(16)	6,264
Technology	18	18,880	(93)	18,787
	20	$45,975	$(896)	$45,079

Identified intangible assets of $2,305,000 are attributable to the Company’s Construction Products segment and $43,775,000 are attributable to the Company’s Rail Products segment.

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

As a result of the Portec Rail acquisition, the Company preliminarily assigned a fair value of $6,280,000 to trademarks, $18,880,000 to technology-based product lines, $18,160,000 to customer relationships and $350,000 to a supplier relationship.  Several factors were considered that contributed to the fair value of these intangible assets, including, but not limited to, the Company’s position within the global railway supply industry, the level of competition that exists, the life-cycle of the product categories, and the acceptance of the technologies within the global railway supply industry.  These identified intangible assets are being amortized over their respective useful lives identified in the above table.  The fair values of these identified intangible assets are estimates as of June 30, 2011 and are subject to adjustment during the measurement period.

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 20 years.  Amortization expense for three month periods ended June 30, 2011 and 2010 was $707,000 and $95,000, respectively.  Amortization expense for six month periods ended June 30, 2011 and 2010 was $1,411,000 and $98,000, respectively.

Estimated amortization expense for the remainder of 2011 and the fiscal years 2012 and thereafter is as follows:

In thousands
2011	$1,344
2012	2,742
2013	2,742
2014	2,557
2015	2,376
2016 and thereafter	32,016
$43,777

6. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required.  Credit terms are consistent with industry standards and practices.  Trade accounts receivable at June 30, 2011 and December 31, 2010 have been reduced by an allowance for doubtful accounts of ($1,623,000) and ($1,601,000), respectively.

7. INVENTORIES

Inventories of the Company at June 30, 2011 and December 31, 2010 are summarized in the following table:

		June 30,	December 31,
		2011	2010
		In thousands
Finished goods		$66,573	$71,634
Work-in-process		9,144	5,346
Raw materials		28,710	21,387

Total inventories at current costs		104,427	98,367
Less:	LIFO reserve	(8,696)	(8,000)
		$95,731	$90,367

In connection with the Company’s ongoing exit from its former Grand Island, NE concrete tie facility, for the six month period ended June 30, 2011, the Company recorded charges within cost of goods sold of $780,000 related to inventory it does not expect to sell prior to departing Grand Island, NE.  For the six month period ended June 30, 2010, the Company recorded charges of $340,000.

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

8. INVESTMENTS

Investments of the Company consist of a nonconsolidated equity method investment of $2,605,000 and $1,987,000 at June 30, 2011 and December 31, 2010, respectively.

The Company is a member of a joint venture with L B Industries, Inc. and James Legg until June 30, 2019.  The Company and L B Industries, Inc. each have a 45% ownership interest in the joint venture, L B Pipe & Coupling Products, LLC (JV), which commenced operations in January 2010.  The venture manufactures, markets and sells various products for the energy, utility and construction markets.  Under the terms of the JV agreement, as amended, the Company was initially required to make capital contributions totaling $2,200,000.  The Company fulfilled these commitments during 2010.  In April 2011, the Company entered into a third amendment to the JV agreement.  Under the terms of this amendment, the Company is required to make additional capital contributions totaling $680,000, bringing the Company’s total required capital contributions to $2,880,000.  The other JV members are required to make proportionate contributions in accordance with the ownership percentages in the JV agreement.

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

The Company recorded equity in the income of the JV of approximately $196,000 and $283,000 for the three and six months ended June 30, 2011.  Approximately ($94,000) and ($241,000) of losses of the JV were recorded for the three and six months ended June 30, 2010.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the venture’s gains or losses, and its net investment in the direct financing lease covering the facility used by the JV for its operations.  The carrying amounts with the maximum exposure to loss of the Company at June 30, 2011 and December 31, 2010, respectively, are as follows:

	June 30,	December 31,
	2011	2010
	In thousands
Nonconsolidated equity method investment	$2,605	$1,987
Net investment in direct financing lease	1,005	1,108
	$3,610	$3,005

The Company is leasing 5 acres of land and the facility to the JV over a period of 9.5 years, with a 5.5 year renewal period.  Monthly rent over the term of the lease is approximately $10,000, with a balloon payment of approximately $488,000 which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease.  This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” The Company maintained a net investment in this direct financing lease of approximately $1,005,000 and $1,018,000 at June 30, 2011 and December 31, 2010, respectively.

The following is a schedule of the direct financing minimum lease payments for the remainder of 2011 and the fiscal years 2012 and thereafter:

In thousands
2011	$24
2012	51
2013	54
2014	58
2015	63
2016 and thereafter	755
$1,005

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

10. BORROWINGS

United States

On May 2, 2011, the Company, its domestic subsidiaries, and certain Canadian subsidiaries entered into a new $125,000,000 Revolving Credit Facility Credit Agreement (Credit Agreement) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A. and Citizens Bank of Pennsylvania.  This Credit Agreement replaced a prior revolving credit facility with a maximum credit line of $90,000,000 and a $20,000,000 term loan.  The Credit Agreement provides for a five-year, unsecured revolving credit facility that permits borrowing up to $125,000,000 for the U.S. borrowers and a sublimit of the equivalent of $15,000,000 U.S. dollars that is available to the Canadian borrowers.  Providing no event of default exists, the Credit Agreement contains a provision that provides for an increase in the revolver facility of $50,000,000 that can be allocated to existing or new lenders if the Company’s borrowing requirements should grow.  The Credit Agreement includes a sublimit of $20,000,000 for the issuance of trade and standby letters of credit.

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

The Credit Agreement contains certain limitations regarding share repurchases, dividends, loans to other parties, and other activities when borrowings are outstanding.  The Company is permitted to acquire the stock or assets of other entities with limited restrictions providing that the Leverage Ratio does not exceed 2.50 to 1.00 after giving effect to the acquisition.

Other restrictions exist at all times including, but not limited to, limitation of the Company’s sale of assets, other indebtedness incurred by either the borrowers or the non-borrower subsidiaries of the Company, guaranties, and liens.

As of June 30, 2011, the Company was in compliance with the Agreement’s covenants.

The Company had no outstanding borrowings under the revolving credit facility at June 30, 2011 or either the term loan or revolving credit facility at December 31, 2010 and, as of June 30, 2011, had available borrowing capacity of $123,850,000.

At June 30, 2011 the Company had outstanding letters of credit of approximately $1,150,000.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of $2,200,000 (£1,500,000 pounds sterling). This credit facility supports the working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations.  The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce our availability under this credit facility. There were no borrowings or performance bonds outstanding on this facility as of June 30, 2011 or December 31, 2010. The expiration date of this credit facility is August 31, 2011.

The United Kingdom loan agreements contain certain financial covenants that require it to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of June 30, 2011.

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	In thousands, except per share data
Numerator:
Numerator for basic and diluted earnings per common share -
net income available to common stockholders:	$6,373	$5,987	$7,052	$7,740
Denominator:
Weighted average shares	10,303	10,190	10,294	10,181
Denominator for basic earnings per common share	10,303	10,190	10,294	10,181

Effect of dilutive securities:
Employee stock options	33	82	37	85
Other stock compensation plans	82	41	79	38
Dilutive potential common shares	115	123	116	123
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversions	10,418	10,313	10,410	10,304
Basic earnings per common share	$0.62	$0.59	$0.69	$0.76
Diluted earnings per common share	$0.61	$0.58	$0.68	$0.75

12. STOCK-BASED COMPENSATION

The Company applies the provisions of ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation.  Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period.  The Company recorded stock compensation expense of $866,000 and $584,000 for the three month periods ended June 30, 2011 and 2010, respectively, and $1,255,000 and $799,000 for the six month periods ended June 30, 2011 and 2010, respectively, related to restricted stock awards and performance unit awards as discussed below.

Stock Option Awards

The Company recorded no stock compensation expense related to stock option awards for the three or six month periods ended June 30, 2011 and 2010.  There were no nonvested awards at June 30, 2011 and 2010.  There were no stock options granted during the first six months of 2011 or 2010.

At June 30, 2011, common stock options outstanding under the plans had option prices ranging from $3.65 to $14.77, with a weighted average exercise price of $8.17 per share.  At June 30, 2010, common stock options outstanding under the plans had option prices ranging from $2.75 to $14.77, with a weighted average exercise price of $6.68 per share.

The weighted average remaining contractual life of the stock options outstanding at June 30, 2011 and 2010 was 3.0 and 3.1 years, respectively.

Options exercised during the three month periods ended June 30, 2011 and 2010 totaled 11,000 and 50,000 shares, respectively.  The weighted average exercise price per share of the options exercised during the three month periods ended June 30, 2011 and 2010 were $4.10 and $3.90, respectively.  The total intrinsic value of options exercised during the three month periods ended June 30, 2011 and 2010 were $383,000 and $1,112,000.

Options exercised during the six month periods ended June 30, 2011 and 2010 totaled 21,000 and 70,000 shares, respectively.  The weighted average exercise price per share of the options exercised during the six month periods ended June 30, 2011 and 2010 were $3.48 and $3.90, respectively.  The total intrinsic value of options exercised during the six month periods ended June 30, 2011 and 2010 were $755,000 and $1,638,000, respectively.

A summary of the option activity as of June 30, 2011 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding and Exercisable at January 1, 2011	80,950	$6.95	2.7
Granted	-	-	-
Canceled	-	-	-
Exercised	(21,000)	3.48	-
Outstanding and Exercisable at June 30, 2011	59,950	$8.17	3.0	$1,483,163

The total intrinsic value of options outstanding and exercisable at June 30, 2010 was $2,135,000.

Shares issued as a result of stock option exercises generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

Restricted Stock Awards

During the six month periods ended June 30, 2011 and 2010 there were 10,500 and 12,000, respectively, fully vested restricted stock awards granted to the outside directors of the Company.  The weighted average fair value per share of these restricted stock awards was $35.24 and $28.32, respectively.  Compensation expense recorded by the Company related to these restricted stock awards was approximately $370,000 and $340,000, respectively, for the six month periods ended June 30, 2011 and 2010.

For the six month periods ended June 30, 2011 and 2010, the Company granted approximately 25,000 and 32,000 shares, respectively, of restricted stock to individuals who are not outside directors:

			Aggregate
		Grant Date	Fair
Grant Date	Units	Fair Value	Value	Vesting Date

March 3, 2010	12,185	$31.92	$388,945	March 3, 2014
May 28, 2010	2,500	28.07	70,175	February 28,2012
May 28, 2010	17,500	28.07	491,225	May 28, 2014
March 15, 2011	24,836	38.46	955,193	March 15, 2015

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

On March 15, 2011, the Company awarded pursuant to the 2006 Omnibus Incentive Plan, as Amended and Restated, 1,500 shares of special performance units to an employee director.  Based on the fiscal 2012 performance of the Company’s newly acquired subsidiary, these units may be converted into up to 3,000 shares of the Company’s common stock on March 15, 2012.  The grant date fair value of these awards was $38.46 and the aggregate fair value was $58,000.  Also on March 15, 2011, the Company awarded pursuant to the 2006 Omnibus Incentive Plan, as Amended and Restated, 1,000 shares of special performance units to an employee with a vesting date of March 15, 2013.  The grant date fair value of these awards was $38.46 and the aggregate fair value was $38,000.

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

For restricted stock and performance awards granted to employees, the Company recorded compensation expense of $495,000 and $244,000, respectively, for the three month periods ended June 30, 2011 and 2010.  For the six months ended June 30, 2011 and 2010, the Company recorded compensation expense of $885,000 and $459,000, respectively, for these awards.  Shares issued as a result of restricted stock awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess tax benefit realized for the tax deduction from stock-based compensation approximated $331,000 and $623,000 for the six months ended June 30, 2011 and 2010, respectively.  This excess tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

13. RETIREMENT PLANS

Retirement Plans

With the acquisition of Portec Rail, the Company has six plans which cover its hourly and salaried employees in the United States; three defined benefit plans (one active/two frozen) and three defined contribution plans.  Employees are eligible to participate in the appropriate plan based on employment classification.  Funding for the Company’s domestic defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines.  The Company policy is to contribute at least the minimum funding standards of ERISA.

Portec Rail maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan.  In the United Kingdom, Portec Rail maintains both a defined contribution plan and a defined benefit plan.  These plans are discussed in further detail below.

United States Defined Benefit Plans

Net periodic pension costs for both plans for the three and six month periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	In thousands
Service cost	$8	$7	$15	$13
Interest cost	200	203	402	407
Expected return on plan assets	(191)	(232)	(383)	(464)
Recognized net actuarial loss	28	75	56	148
Net periodic benefit cost	$45	$53	$90	$104

The Company expects to contribute approximately $1,048,000 to its United States defined benefit plans in 2011.  For the six months ended June 30, 2011, the Company contributed approximately $769,000 to these plans.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plans are as follows for the three and six month periods ended June 30, 2011:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	In thousands
Interest cost	$68	$135
Expected return on plan assets	(74)	(148)
Amortization of transition amount	(12)	(24)
Amortization of prior service costs	6	11
Recognized net actuarial loss	28	56
Net periodic cost	$16	$30

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates making contributions of $224,000 to the Portec Rail pension plan during 2011.  For the six months ended June 30, 2011, the Company contributed approximately $112,000 to the Portec Rail Plan.

Defined Contribution Plans

The Company has a defined contribution plan that covers all non-union hourly and all salaried employees. This plan permits both pretax and after-tax employee contributions. Participants can contribute, subject to statutory limitations, between 1% and 75% of eligible pre-tax pay and between 1% and 100% of eligible after-tax pay.  The Company's employer match is 100% of the first 1% of deferred eligible compensation and up to 50% of the next 6%, based on years of service, of deferred eligible compensation, for a total maximum potential match of 4%.  The Company may also make discretionary contributions to the Plan.  The expense associated with this plan for the three and six months ended June 30, 2011 was $394,000 and $857,000, respectively.  The expense associated with this plan for the three and six months ended June 30, 2010 was $472,000 and $782,000, respectively.

The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas.  The expense associated with this active plan for the three months ended June 30, 2011 and 2010 was $15,000 and $9,000, respectively.  The expense associated with this active plan for the six months ended June 30, 2011 and 2010 was $28,000 and $16,000, respectively.

The Company also maintains several defined contribution benefit plans for its domestic and foreign employees of its wholly-owned subsidiary Portec Rail.  Portec Rail’s expense associated with these benefit plans for the three and six months ended June 30, 2011 was $144,000 and $293,000, respectively.

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

Cash equivalents.  Included within “Cash and cash equivalents” are principally investments in tax-free and taxable money market funds with municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds.   The Company uses quoted market prices to determine the fair value of these investments and they are classified in Level 1 of the fair value hierarchy.  The carrying amounts approximate fair value because of the short maturity of the instruments.

IDSI acquisition notes.  The Company issued non-interest bearing notes associated with its acquisition of IDSI.  The Company determined the fair value of these notes by computing the present value of the note payments using an interest rate formula applicable to the Company’s long-term debt.  The short-term note is included within “Current maturities of other long-term debt” and is classified in Level 2 of the fair value hierarchy at June 30, 2011.  The short-term note was included within “Current maturities of other long-term debt”, the long-term note was included within “Other long-term debt” and both were classified in Level 2 of the fair value hierarchy at December 31, 2010.

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at June 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Money market funds	$23,480	$23,480	$0	$0
Cash equivalents at fair value	23,480	23,480	0	0

Total Assets	$23,480	$23,480	$0	$0

Liabilities
IDSI acquisition short-term note	$(935)	$0	$(935)	$0
Total current maturities of other long-term debt	(935)	0	(935)	0

Total Liabilities	$(935)	$0	$(935)	$0

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Money market funds	$55,959	$55,959	$0	$0
Cash equivalents at fair value	55,959	55,959	0	0

Total Assets	$55,959	$55,959	$0	$0

Liabilities
IDSI acquisition short-term note	$(955)	$0	$(955)	$0
Total current maturities of other long-term debt	(955)	0	(955)	0

IDSI acquisition long-term note	(925)	0	(925)	0
Total other long-term debt	(925)	0	(925)	0

Total Liabilities	$(1,880)	$0	$(1,880)	$0

15. COMPREHENSIVE INCOME

Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations.  The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	In thousands
Net income	$6,373	$5,987	$7,052	$7,740
Foreign currency translation adjustment	138	0	912	0
Market value adjustments for investments	0	(27)	0	76
Unrealized derivative gains on cash flow hedges	0	0	0	11
Comprehensive income	$6,511	$5,960	$7,964	$7,827

16. COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings

The Company is subject to national, state, foreign, provincial and/or local laws and regulations relating to the protection of the environment, and the Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.  In the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company.

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

Niagara Mohawk Litigation: In July 1999, Portec, Inc., the predecessor of Portec Rail Products, Inc. (collectively “Portec Rail”), was named as a defendant in Niagara Mohawk Power Corporation v. Chevron, et al. venued in the United States District Court, Northern District of New York.  The plaintiff, Niagara Mohawk Power Corporation (“Niagara Mohawk”) initially sought contribution from nine named defendants for costs it has incurred, and is expected to incur, in connection with the environmental investigation and remediation of property located in Troy, New York under the Comprehensive Environmental Response, Compensation and Liability Act, also known as “CERCLA” or “Superfund (“CERCLA”), and other causes of action.  Portec Rail has not been named as a liable party by the NYSDEC.  The basis of the action stems from Niagara Mohawk’s agreement with the New York State Department of Environmental Conservation (“NYDEC”), pursuant to an Order on Consent, to environmentally remediate certain properties including, in part, the property identified as the Troy Water Street Site.  The defendants consist of companies that at the time were industrial in nature, or owners of companies industrial in nature, and who owned or operated their businesses on portions of the Troy Water Street site or on properties contiguous, or otherwise in close proximity, to the Troy Water Street Site, and a local county government and its sewer district.  Niagara Mohawk alleges that the defendants either owned or operated on portions of, or released hazardous materials directly to, the Troy Water Street site or released hazardous materials that migrated onto the Troy Water Street Site, and therefore the defendants should be responsible for a portion of the costs of remediation.

Portec Rail believes that Niagara Mohawk’s case against Portec Rail, Inc. is without merit.  Because Niagara Mohawk is seeking unspecified monetary contribution from the defendants, it is unable to determine the extent to which Portec Rail would have to make a contribution, or whether such contribution would have a material adverse effect on its financial condition or results of operations.  However, total clean up costs at the Troy Water Street site are expected to be substantial.  If liability for a portion of the cleanup costs is attributed to Portec Rail, such liability could have a material adverse affect on the Company’s results of operations.

As of July 2011, Niagara Mohawk and Portec Rail are in the process of negotiating a tentative confidential settlement, conditioned, in part, on Portec Rail’s satisfactory review of certain additional Niagara Mohawk disclosures.  If the case is not settled, however, ongoing litigation may be protracted, and Portec Rail may incur additional ongoing legal expenses, which are not estimable at this time and may be material to the Company’s results of operations.  Should Portec Rail ultimately be held liable, damages may be assessed by the Court in accordance with CERCLA.

City of Clearfield Litigation: In November 2005, the City of Clearfield, Utah, filed suit in the Second District Court, Davis County, Utah, against the Utah Department of Transportation, a general contractor, four design engineers and/or consultants, a bonding company and the Company. The City alleged that the design and engineering of an overpass in 2000 had been faulty and that the Company had provided the mechanical stabilized earth wall system for the project.  The City alleged that the embankment to the overpass began, in 2001, to fail and slide away from the stabilized earth wall system, resulting in damage in excess of $3,000,000.  The City has agreed to settle its claims against several of the defendants and this settlement has been challenged by other defendants.  The Company believes that it has meritorious defenses to these claims, that the Company's products complied with all applicable specifications and that other factors accounted for any alleged failure.  The Company has referred this matter to its insurance carrier, which, although it reserved its right to deny coverage, has undertaken the defense of this claim.

Portec Rail Shareholder Litigation: On February 19, 2010, and through March 3, 2010, a total of five lawsuits initiated by purported shareholders of Portec Rail were filed against several defendants including the Company and certain members of Portec Rails’ Board of Directors.  These lawsuits are directly related to the Agreement and Plan of Merger with L.B. Foster Company and Foster Thomas Company, which was signed on February 16, 2010.

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

On November 19, 2010, Plaintiffs in the consolidated Pennsylvania lawsuit filed a motion for an award of payment of attorneys’ fees and costs, relating to an injunction entered in March 2010.  The Company and Foster filed objections to that motion and it was argued before the Court on January 31, 2011.  On March 31, 2011, the Court ruled that plaintiffs were entitled to payment of attorneys’ fees and costs but has not yet determined the amount.

In the two lawsuits pending in West Virginia, Motions to Dismiss the lawsuits were filed in April 2010 on behalf of the Company and the Director Defendants.  In both West Virginia cases, Plaintiffs filed Motions for Preliminary Injunctions.  On April 5, 2011, the Circuit Court of Kanawha County, West Virginia issued a stipulation of dismissal which included that each of the parties in both cases would be responsible for their own attorneys’ fees and costs.

As of June 30, 2011 and December 31, 2010, the Company maintained environmental and litigation reserves approximating $2,796,000 and $2,799,000, respectively.

Product Liability Claims

The Company is subject to product warranty claims that arise in the ordinary course of its business.  For certain manufactured products, the Company maintains a product liability accrual which is adjusted on a monthly basis as a percentage of cost of sales.  This product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims.  The following table sets forth the Company’s product warranty accrual at June 30, 2011:

In thousands
Balance at December 31,2010	$4,413
Additions to warranty liability	1,184
Warranty liability utilized	(868)
Balance at June 30, 2011	$4,729

Included within the above table are concrete tie warranty reserves of approximately $2,490,000 and $1,966,000, respectively, as of June 30, 2011 and December 31, 2010.  For the three and six month periods ended June 30, 2011, the Company recorded approximately $646,000 in additional concrete tie warranty claims within cost of goods sold.  This concrete tie warranty charge related to ties supplied to a Midwestern transit agency and were manufactured by the Company’s Grand Island, NE facility.  During the three and six month periods ended June 30, 2010, there were no additional concrete tie warranty claims recorded.

While the Company believes this is a reasonable estimate of these potential warranty claims, these estimates could change due to new information and future events.  There can be no assurance at this point that future potential costs pertaining to these claims or other potential future claims will not have a material impact on the Company’s results of operations.  The warranty accrual is included within “Other accrued liabilities” on the Company’s Condensed Consolidated Balance Sheet.

Separate from these warranty issues, the Company recorded, within cost of goods sold, approximately $2,976,000 for a charge related to its exit from the Grand Island, NE tie manufacturing facility.  This charge is to fulfill a customer contractual obligation that could not be sourced from Grand Island, NE.

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

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions.  The Company did not engage in any foreign currency hedging transactions during the three and six month periods ended June 30, 2011, and no foreign currency hedges remained outstanding as of December 31, 2010. Realized gains or losses from foreign currency hedges did not exceed $0.1 million for the three and six months ended June 30, 2011.

18. INCOME TAXES

The Company’s effective income tax rate for the three months ended June 30, 2011 and 2010 was 30.4% and 36.1%, respectively.  The Company’s effective income tax rate for the six months ended June 30, 2011 and 2010 was 30.5% and 35.7%, respectively.  The decline in the effective tax rate is principally attributable to the impact of relatively lower statutory income tax rates in the foreign jurisdictions associated with the Canadian and United Kingdom locations acquired in the Portec Rail business combination, effective December 15, 2010, and the release of $128,000 of reserves for uncertain tax positions due to the expiration of the statute of limitations.

19. SUBSEQUENT EVENTS

On July 12, 2011 the Union Pacific Railroad (UPRR) notified the Company and CXT Incorporated, a subsidiary of the Company (CXT), of a warranty claim under CXT's 2005 supply contract relating to the sale of prestressed concrete railroad ties for the UPRR.  The UPRR has asserted that a significant percentage of concrete ties manufactured in 2006 through 2010 at CXT's Grand Island, Nebraska facility fail to meet contract specifications, have workmanship defects and are cracking and failing prematurely.  Approximately 1,600,000 ties were sold from Grand Island to the UPRR during the period the UPRR has claimed nonconformance.  The 2005 contract calls for each concrete tie which fails to conform to the specifications or has a material defect in workmanship to be replaced with 1.5 new concrete ties, provided, that UPRR within five years of a concrete tie’s production, notifies CXT of such failure to conform or such defect in workmanship. The UPRR's notice does not specify how many ties manufactured during this period are defective nor which specifications it claims were not met or the nature of the alleged workmanship defects.  CXT believes it uses sound workmanship processes in the manufacture of concrete ties and has not agreed with the assertions in the UPRR’s warranty claim notice.  The UPRR has also notified CXT that ties have failed a certain test that is specified in the 2005 contract.  CXT has not been able as yet to verify this test failure or the test protocols used.  CXT is in the process of reviewing the warranty claim asserted in UPRR's notice and related matters and will conduct a thorough battery of tests of a sample of the concrete ties in question.

Based on the non-specific nature of the UPRR’s assertion and the Company’s current inability to verify the claims, the Company is unable to determine a range of reasonably possible outcomes regarding this potential exposure matter.  As a result, no accruals were made in the second quarter as a result of this claim as the impact, if any, cannot be reasonably estimated at this time.

No assurances can be given regarding the ultimate outcome of this matter.  The ultimate resolution of this matter could have a material, adverse impact on the Company’s financial statements, results of operations, liquidity and capital resources.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
General

L. B. Foster Company is a leading manufacturer, fabricator and distributor of products for the rail, construction, utility and energy markets.  The Company is comprised of three business segments: Rail Products, Construction Products and Tubular Products.

Recent Developments

On July 12, 2011 the Union Pacific Railroad (UPRR) notified us and our subsidiary, CXT Incorporated (CXT), of a warranty claim under CXT's 2005 supply contract relating to the sale of prestressed concrete railroad ties for the UPRR.  The UPRR has asserted that a significant percentage of concrete ties manufactured in 2006 through 2010 at CXT's Grand Island, Nebraska facility fail to meet contract specifications, have workmanship defects and are cracking and failing prematurely.  Approximately 1.6 million ties were sold from Grand Island to the UPRR during the period the UPRR has claimed nonconformance.  The 2005 contract calls for each concrete tie which fails to conform to the specifications or has a material defect in workmanship to be replaced with 1.5 new concrete ties, provided, that UPRR within five years of a concrete tie’s production, notifies CXT of such failure to conform or such defect in workmanship. The UPRR's notice does not specify how many ties manufactured during this period are defective nor which specifications it claims were not met or the nature of the alleged workmanship defects.  CXT believes it uses sound workmanship processes in the manufacture of concrete ties and has not agreed with the assertions in the UPRR’s warranty claim notice.  The UPRR has also notified CXT that ties have failed a certain test that is specified in the 2005 contract.  CXT has not been able as yet to verify this test failure or the test protocols used.  CXT is in the process of reviewing the warranty claim asserted in UPRR's notice and related matters and will conduct a thorough battery of tests of a sample of the concrete ties in question.

Based on the non-specific nature of the UPRR’s assertion and our current inability to verify the claims, we are unable to determine a range of reasonably possible outcomes regarding this potential exposure matter. As a result, no accruals were made in the second quarter of 2011 as a result of this claim as the impact, if any, cannot be reasonably estimated at this time. No assurances can be given regarding the ultimate outcome of this matter.  The ultimate resolution of this matter could have a material, adverse impact on our financial statements, results of operations, liquidity and capital resources.

We closed on our acquisition of Portec Rail on December 15, 2010 and our 2011 results include the results of operations of Portec Rail within our Rail Products segment.  For the three months ended June 30, 2011, Portec Rail delivered net sales of $28.4 million, gross profit of $9.8 million, total expenses of $6.7 million and net income of $2.4 million.  For the six months ended June 30, 2011, Portec Rail delivered net sales of $51.5 million, gross profit of $14.8 million, total expenses of $13.0 million and net income of $1.5 million.

In December 2010, the UPRR opted not to extend the supply agreement and lease for our Grand Island, NE tie plant.  Production for the remaining orders was completed during the first quarter of 2011 and we believe the dismantling of the facility and the winding down of operations will be completed in the third quarter of 2011.  Sales to the UPRR from this facility approximated $0.8 million and $3.9 million for the three months ended June 30, 2011 and 2010, respectively.  Sales to the UPRR from this facility approximated $2.8 million and $8.5 million for the six months ended June 30, 2011 and 2010, respectively.  We do not believe that the closure of this facility will have a significant, adverse impact on our results of operations or our liquidity.

Separate from any concrete tie warranty issues, we recorded, within cost of goods sold, approximately $3.0 million for a charge related to our exit from the Grand Island, NE tie manufacturing facility.  This charge is to fulfill a customer contractual obligation that could not be sourced from Grand Island, NE and was recorded during the second quarter of 2011.

We are in the process of winding down our operations at our former Grand Island, NE tie facility and do not believe that we will be able to sell the remaining inventory at this location  as a portion of the remaining industrial ties were rejected and there are no remaining orders for the residual.  As a result, in the second quarter of 2011, we recorded a charge within cost of goods sold of approximately $0.8 million for our estimate of the amount of concrete ties which we do not believe we will be able to sell before vacating the premises.

Unrelated to the UPRR warranty claim, in the second quarter of 2011, we recorded a charge of approximately $0.6 within cost of goods sold for concrete ties supplied to a Midwestern transit agency.

The cumulative charge we recorded during the second quarter of 2011 within cost of goods sold for the preceding concrete tie issues was approximately $4.4 million and was recorded by CXT in our Rail Products segment.  Excluding these 2011 concrete tie charges and the impact of Portec Rail, our Rail Products gross profit margin would have increased slightly to approximately 13.4% over the 2010 period.

Under the $25.0 million share repurchase authorization made by our Board of Director’s in May 2011, we repurchased 48,043 shares for approximately $1.5 million in June 2011.

During the 2011 second quarter we made capital contributions to our investment in our JV totaling approximately $0.3 million, leaving approximately $0.3 million remaining, in connection with the third amendment to the JV agreement.

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

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This update will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  The update is effective for interim and annual periods beginning after December 15, 2011.  The update requires only new disclosures and will have no impact on the Company’s financial condition or results of operations.

Quarterly Results of Operations
	Three Months Ended		Percent of Total Net Sales		Percent
	June 30,		Period Ended June 30,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Net Sales:
Rail Products	$91,014	$52,685	52.4%	44.1%	72.8%
Construction Products	73,026	59,179	42.0	49.5	23.4
Tubular Products	9,661	7,640	5.6	6.4	26.5
Total Net Sales	$173,701	$119,504	100.0%	100.0%	45.4%

	Three Months Ended		Gross Profit Percentage		Percent
	June 30,		Period Ended June 30,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Gross Profit:
Rail Products	$13,762	$6,839	15.1%	13.0%	101.2%
Construction Products	11,123	11,917	15.2	20.1	(6.7)
Tubular Products	2,487	1,545	25.7	20.2	61.0
LIFO (Expense)/Credit	(565)	452	(0.3)	0.4	(225.0)
Other	(514)	(438)	(0.3)	(0.4)	17.4
Total Gross Profit	$26,293	$20,315	15.1%	17.0%	29.4%

	Three Months Ended		Percent of Total Net Sales		Percent
	June 30,		Period Ended June 30,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	16,644	$10,679	9.6%	8.9%	55.9%
Amortization Expense	707	95	0.4	0.1	**
Interest Expense	135	241	0.1	0.2	**
Interest Income	(60)	(107)	(0.0)	(0.1)	**
Equity in (Income)/Loss of Nonconsolidated Investment	(196)	94	(0.1)	0.1	**
Other Income	(95)	(51)	(0.1)	(0.0)	**
Total Expenses	17,135	10,951	9.9	9.2	56.5

Income Before Income Taxes	9,158	9,364	5.3	7.8	(2.2)
Income Tax Expense	2,785	3,377	1.6	2.8	(17.5)

Net Income	$6,373	$5,987	3.7%	5.0%	6.4%

**	Results of calculation are not meaningful for presentation purposes.

Second Quarter 2011 Compared to Second Quarter 2010 – Company Analysis
Diluted earnings per share for the second quarter of 2011 was $0.61 which compares to diluted earnings per share for the second quarter of 2010 of $0.58.

The addition of Portec Rail resulted in the increase of selling and administrative expenses of approximately $6.1 million.    Exclusive of the impact of Portec Rail, selling and administrative expenses in the 2011 period decreased approximately $0.2 million.  As a result of the acquisition of Portec Rail amortization expense increased by approximately $0.6 million for the three months ended June 30, 2011.

Included in net income for the current quarter is our 45% share of the income from our equity investment in the JV, which is reported as “Equity in (Income)/Loss of Nonconsolidated Investment.”  As the JV had not yet commenced significant revenue-generating activities, we recorded our share of its start-up related expenses in the prior year quarter.  The effective income tax rate in the second quarter of 2011 was 30.4% compared to 36.1% in the prior year quarter.  The decrease was primarily due to lower statutory tax rates related to the foreign operations acquired in the Portec Rail business combination and the release of $0.1 million of reserves for uncertain tax positions due to the expiration of the statute of limitations.

Results of Operations – Segment Analysis

Rail Products

	Three Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$91,014	$52,685	$38,329	72.8%

Gross Profit	$13,762	$6,839	$6,923	101.2%
Gross Profit Percentage	15.1%	13.0%	2.1%	16.5%

Second Quarter 2011 Compared to Second Quarter 2010

The increase in overall sales within our Rail Products segment is due primarily to our acquisition of Portec Rail, which increased our 2011 second quarter sales by $28.4 million.  Exclusive of the impact of Portec Rail, our Rail Products segment 2011 sales increased approximately $9.9 million over the 2010 second quarter.  Improved volumes within our rail distribution business and our transit division delivered increased sales.  Our operational tie plants both experienced concrete tie volume increases of at least 85% in the 2011 second quarter over the prior year quarter mitigating the loss of sales from the closure of our Grand Island, NE facility.

Portec Rail delivered approximately $9.8 million in gross profit and is responsible for the increase in our Rail Products segment gross profit and gross margin.  Exclusive of the impact of Portec Rail, our Rail Products gross profit margin would have decreased to 6.4% as compared to the 2010 quarter due to approximately $4.4 million in charges relating to concrete ties manufactured in Grand Island, NE.  These charges consist of $3.0 million for an unfulfilled customer contractual obligation, $0.8 million for inventory and $0.6 million for warranty issues.  Excluding these 2011 charges and the impact of Portec Rail, our Rail Products gross profit margin would have increased slightly to approximately 13.4% over the 2010 period.

Construction Products

	Three Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$73,026	$59,179	$13,847	23.4%

Gross Profit	$11,123	$11,917	$(794)	(6.7)%
Gross Profit Percentage	15.2%	20.1%	(4.9)%	(24.4)%

Second Quarter 2011 Compared to Second Quarter 2010

Our Construction Products segment continues to experience mixed results with improved sales from our piling and fabricated products divisions offset by a decline in our concrete buildings division.  Our piling division continues to see increased sales volumes outpace the impact of slightly lower selling prices.  Our fabricated bridge division is benefitting from customer preference for our steel grid decking solution.  Offsetting these increases was our concrete buildings division which is beginning to see its sales volumes normalize as the prior year period benefitted significantly from federal stimulus legislation.

Increased unfavorable manufacturing variances due to reduced sales volumes within our concrete buildings division drove the reduction in our Construction Products gross margin.  Additionally, the sales growth within our piling division came at the expense of lower margins due to an intensely competitive market.

While our fabricated products division backlog has increased as of June 30, 2011, overall our Construction Products segment backlog has decreased approximately 30.9% from June 30, 2010.

Tubular Products

	Three Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$9,661	$7,640	$2,021	26.5%

Gross Profit	$2,487	$1,545	$942	61.0%
Gross Profit Percentage	25.7%	20.2%	5.5%	27.3%

Second Quarter 2011 Compared to Second Quarter 2010

Our threaded products division led the increase in both sales and gross profit during the 2011 second quarter.  Sales volumes have increased over the prior year period as this division works to enter new markets.  In addition to the volume related growth in gross profit, this division was negatively impacted in the prior year period by a decision to exit the micropile market.  Our coated products division also delivered sales and gross profit growth mainly due to the 2010 period being impacted unfavorably by a recessionary climate.

Year-to-date Results of Operations
	Six Months Ended		Percent of Total Net Sales		Percent
	June 30,		Period Ended June 30,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Net Sales:
Rail Products	$155,588	$93,745	53.5%	46.5%	66.0%
Construction Products	119,806	95,381	41.2	47.3	25.6
Tubular Products	15,412	12,380	5.3	6.1	24.5
Total Net Sales	$290,806	$201,506	100.0%	100.0%	44.3%

	Six Months Ended		Gross Profit Percentage		Percent
	June 30,		Period Ended June 30,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Gross Profit:
Rail Products	$24,283	$12,633	15.6%	13.5%	92.2%
Construction Products	17,459	17,911	14.6	18.8	(2.5)
Tubular Products	3,661	1,926	23.8	15.6	90.1
LIFO (Expense)/Credit	(696)	751	(0.2)	0.4	(192.7)
Other	(948)	(833)	(0.3)	(0.4)	13.8
Total Gross Profit	$43,759	$32,388	15.0%	16.1%	35.1%

	Six Months Ended		Percent of Total Net Sales		Percent
	June 30,		Period Ended June 30,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$32,325	$19,869	11.1%	9.9%	62.7%
Amortization Expense	1,411	98	0.5	0.0	**
Interest Expense	273	486	0.1	0.2	**
Interest Income	(150)	(181)	(0.1)	(0.1)	**
Equity in (Income)/Loss of Nonconsolidated Investment	(283)	241	(0.1)	0.1	**
Other Expense/(Income)	41	(153)	0.0	(0.1)	**
Total Expenses	33,617	20,360	11.6	10.1	65.1

Income Before Income Taxes	10,142	12,028	3.5	6.0	(15,7)
Income Tax Expense	3,090	4,288	1.1	2.1	(27.9)

Net Income	$7,052	$7,740	2.4%	3.8%	(8.9	) %

**	Results of calculation are not meaningful for presentation purposes.

First Six Months of 2011 Compared to First Six Months of 2010 – Company Analysis
Diluted earnings per share for the first half of 2011 was $0.68 which compares to diluted earnings per share for the first six months of 2010 of $0.75.

Approximately $11.8 million of the increase in selling and administrative expenses relates to the integration of Portec Rail.   Exclusive of the impact of Portec Rail, selling and administrative expenses in the 2011 period increased due primarily to higher travel and salary expenses.  The increase in amortization expense resulted from our acquisitions of Portec Rail and Interlocking Deck Systems International, LLC.

Included in net income for the current period is our 45% share of the income from our equity investment in the JV, which is reported as “Equity in (Income)/Loss of Nonconsolidated Investment.”  As the JV had not yet commenced significant revenue-generating activities, we recorded our share of its start-up related expenses as of June 30, 2010.  The effective income tax rate in the first six months of 2011 was 30.5% compared to 35.7% in the prior year period.  The decrease was primarily due to lower statutory tax rates related to the foreign operations acquired in the Portec Rail business combination and the release of $0.1 million of reserves for uncertain tax positions due to the expiration of the statute of limitations.

Results of Operations – Segment Analysis

Rail Products

	Six Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$155,588	$93,745	$61,843	66.0%

Gross Profit	$24,283	$12,633	$11,650	92.2%
Gross Profit Percentage	15.6%	13.5%	2.1%	15.8%

First Six Months of 2011 Compared to First Six Months of 2010

Our acquisition of Portec Rail increased our Rail Products segment current period sales by approximately $51.5 million.  Exclusive of the impact of Portec Rail, our Rail Products segment 2011 sales increased approximately $10.1 million over the 2010 period.  Improved sales volumes within our rail distribution business drove the increase.  Despite the closure of our Grand Island, NE facility, our sales of CXT concrete ties improved over the 2010 six month period with our Tucson, AZ plant notably more than doubling its volume.

Portec Rail delivered approximately $14.8 million in gross profit and is responsible for the increase in our Rail Products segment gross profit margin.  Included within Portec Rail’s gross profit is a nonrecurring increase in cost of goods sold of approximately $2.5 million related to recognition of the remaining portion of the inventory step-up to fair value from Portec Rail’s purchase price allocation.  Exclusive of the impact of Portec Rail, our Rail Products gross profit margin would have decreased to 9.1% as compared to the 2010 period.  This decrease is due to $4.4 million of charges related to Grand Island concrete tie matters.  Exclusive of the impact of both Portec Rail and the concrete tie matters, our 2011 Rail Products gross profit margin would have been flat with the 2010 period.

We believe that while the industrial market we participate in remains soft, these impacts will be mitigated by our expectations that Class 1 railroad capital spending will increase over its 2010 levels.  Additionally, we expect sales and gross profit growth within our Rail Products segment resulting from our acquisition of Portec Rail in December 2010.

Construction Products

	Six Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$119,806	$95,381	$24,425	25.6%

Gross Profit	$17,459	$17,911	$(452)	(2.5)%
Gross Profit Percentage	14.6%	18.8%	(4.2)%	(22.4)%

First Six Months of 2011 Compared to First Six Months of 2010

Our piling division continues to see increased sales volumes outpace the impact of lower selling prices.  Our fabricated bridge division has increased its capacity in order to satisfy current customer preference for our bridge decking solution.  Offsetting these increases was our concrete buildings division which is beginning to see its sales volumes normalize as the prior year period benefitted significantly from federal stimulus legislation.

Increased unfavorable manufacturing variances due to reduced sales volumes within our concrete buildings division drove the reduction in our Construction Products gross margin.  Additionally, the sales growth within our piling division was accompanied by lower pricing due to an intensely competitive market.

We continue to see a mixed outlook in our heavy civil and public works construction markets as we experience increased volumes that have been partially offset by declines in pricing.  Also, we do not believe that our Construction Products segment will have the opportunities in 2011 generated from the stimulus bill in 2010.  Finally, most states continue to face budget deficits in 2011 as they did in 2010 and we are concerned about the likelihood of a satisfactory resolution of transportation legislation that expired in September 2009.

Tubular Products

	Six Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$15,412	$12,380	$3,032	24.5%

Gross Profit	$3,661	$1,926	$1,735	90.1%
Gross Profit Percentage	23.8%	15.6%	8.2%	52.7%

First Six Months of 2011 Compared to First Six Months of 2010

While both our threaded products and coated products divisions reported growth in sales, only threaded products has delivered gross profit expansion.  Threaded products has been able to penetrate new sales markets while coated products prior year period was impacted by reduced market demand.

While our coated products gross profit has been flat compared to the prior year period, our threaded products division’s growth in gross profit and gross margin came from increased volumes which reduced unfavorable manufacturing expenses.  To a lesser extent, this division also was negatively impacted in the 2010 period by a decision to exit the micropile market.

While the energy markets we participate in are getting stronger as evidenced by the growth in our tubular backlog, we will continued to be challenged by lower natural gas prices.

Liquidity and Capital Resources

Our capitalization is as follows:

Debt:	June 30,	December 31,
	2011	2010
	In millions
Capital leases and interim lease financing	$2.2	$2.9
IDSI acquisition notes	0.9	1.9
Total Debt	3.1	4.8

Equity	263.0	255.7

Total Capitalization	$266.1	$260.5

Total debt as a percentage of capitalization was approximately 1.2% as of June 30, 2011 compared to 1.8% at December 31, 2010.  This measure reflects a strong financial position as there is minimal leverage and our cash and cash equivalents of approximately $45.7 million more than adequately covers our total debt obligations.

Our need for liquidity relates primarily to seasonal working capital requirements, capital expenditures, debt service obligations, common stock share repurchases, JV capital contributions and possible accretive acquisitions.  The following table summarizes the year-to-date impact of these items:

	June 30,
	2011	2010
Liquidity needs:	In millions
Working capital and other assets and liabilities	$(23.1)	$4.3
Common stock purchases	(1.6)	-
Dividends paid to common shareholders	(0.5)	-
Capital expenditures	(6.6)	(2.7)
JV capital contributions	(0.3)	(0.5)
Acquisitions	(9.0)	(5.1)
Repayments of term loan	-	(1.4)
Other long-term debt repayments	(1.7)	(1.4)
Cash interest paid	(0.2)	(0.4)
Net liquidity requirements	(43.0)	(7.2)

Liquidity sources:
Internally generated cash flows before interest paid	13.0	12.8
Equity transactions	0.4	0.9
Foreign exchange effects	0.5	-
Net liquidity sources	13.9	13.7

Net Change in Cash	$(29.1)	$6.5

Cash Flow from Operating Activities

During the 2011 period, cash used by operations was $10.4 million compared to $16.7 million of cash provided by operations in the 2010 period.  For the six months ended June 30, 2011, net income and adjustments to net income provided $12.8 million while working capital and other assets and liabilities used $23.1 million.  In the prior year period, working capital and other assets and liabilities provided $4.3 million, resulting in a decrease of $27.4 million when compared to the prior year.  The increase in liquidity requirements principally reflects higher working capital needs driven by significantly higher sales in the second quarter of 2011 as compared to the 2010 quarter.

Cash Flow from Investing Activities

In January 2011, we made our final, net payment of approximately $9.0 million for the remaining outstanding shares of common stock related to our acquisition of Portec Rail.  Capital expenditures were $6.6 million for the first six months of 2011 compared to $2.7 million for the same 2010 period.  Current period expenditures were primarily used for the Kenova, WV facility, other yard upgrades and plant and operating equipment.  We anticipate total capital spending in 2011 will range between $7.5 million and $8.5 million and will be funded by cash flow from operations.

Cash used by investing activities for the first half of 2010 also included our IDSI asset purchase of $5.1 million.

Cash Flow from Financing Activities

Under the $25.0 million share repurchase authorization made by our Board of Director’s in May 2011, we repurchased 48,043 shares for approximately $1.5 million in June 2011.  We also paid approximately $0.5 million in dividends to common stock shareholders under a quarterly dividend plan originally approved by our Board of Director’s in March 2011.

Financial Condition

As of June 30, 2011, we had approximately $45.7 million in cash and cash equivalents and a credit facility with $123.9 million of availability while carrying only $3.1 million in total debt.  As of June 30, 2011 we were in compliance with all of the Credit Agreement’s covenants.  We believe this capacity will afford us the flexibility to take advantage of opportunities as we explore both organic and external investment opportunities while working to successfully integrate the operations of Portec Rail.

Included within cash and cash equivalents are primarily investments in tax-free and taxable money market funds.  The money market funds include municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds.  Our priority continues to be the maintenance of our principal balances.

Borrowings under our credit agreement bear interest at rates based upon either the base rate or LIBOR based rate plus applicable margins.  Applicable margins are dictated by the ratio of our indebtedness less cash on hand to our consolidated EBITDA.  The base rate is the highest of (a) PNC Bank’s prime rate or (b) the Federal Funds Rate plus .50% or (c) the daily LIBOR rate plus 1.00%.  The base rate spread ranges from 0.00% to 1.00%.  LIBOR based rates  are determined by dividing the published LIBOR rate by a number equal to 1.00 minus the percentage prescribed by the Federal Reserve for determining the maximum reserve requirements with respect to any Eurocurrency funding by banks on such day.  The LIBOR based rate spread ranges from 1.00% to 2.00%.

We are also in the process of negotiating an extension for our United Kingdom working capital facility.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit.  A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2010 is included in the “Liquidity and Capital Resources” section of the Company’s 2010 Annual Report filed on Form 10-K.  These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.  There were no material changes to these arrangements during the period ended June 30, 2011.
Outlook

We believe that the economy appears to be growing much slower than we originally anticipated.  Additionally, the cessation of stimulus legislation, the lack of a new surface transportation bill and 46 out of 50 states with budget deficits will present challenges to many of the end markets to which we sell given our reliance on government funding and we anticipate that these conditions and challenges will exacerbate the competitive environment in our markets.  However, we expect to be profitable and generate cash flows in excess of our capital expenditures, debt service, dividends and share repurchases.

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

As of June 30, 2011, we maintained a warranty reserve approximating $2.5 million for potential warranty claims associated with concrete railroad ties.  While we believe this is a reasonable estimate of our potential contingencies related to identified concrete tie warranty matters, we may incur future charges associated with new customer claims or further development of information for existing customer claims, including the July 2011 product claim by the UPRR.  Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on our results of operations and financial condition.

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

Certain of our businesses rely heavily on spending authorized by the federal highway and transportation funding bill, SAFETEA-LU, enacted in August 2005.  This legislation authorized $286 billion for United States transportation improvement spending over a six-year period and expired in September 2009.  On March 4, 2011, the United States Congress extended this legislation through September 30, 2011.  While certain estimates of the amounts that may be authorized under successor legislation to SAFETEA-LU range from $230 to $550 billion, there is significant uncertainty as to the timing of the renewal of this multi-year surface transportation legislation and how such legislation will actually be funded.  SAFETEA-LU was not approved until nearly two years after the previous authorization expired.  This delay had a material detrimental impact upon the demand and spending levels in certain markets where we participated during 2003 to 2005.

We entered into a joint venture to manufacture, market and sell various products for the energy, utility and construction markets.  In connection with the amended joint venture agreement we are required to make capital contributions of $2.9 million, of which there remains approximately $0.3 million.  No assurances can be given that additional capital contributions will not be required or that the joint venture will perform in accordance with our expectations.

Although backlog is not necessarily indicative of future operating results, total Company backlog at June 30, 2011, was approximately $191.4 million.  Backlog as of June 30, 2010 does not include Portec Rail as we did not complete the acquisition until December 15, 2010.  The following table provides the backlog by business segment:

	Backlog
	June 30,	December 31,	June 30,
	2011	2010	2010
	In thousands
Rail Products	$98,549	$86,404	$78,180
Construction Products	85,230	102,173	123,408
Tubular Products	7,617	720	5,654
Total Backlog	$191,396	$189,297	$207,242

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

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions.  The Company did not engage in any foreign currency hedging transactions during the six month period ended June 30, 2011, and no foreign currency hedges remained outstanding as of December 31, 2010. Realized gains or losses from foreign currency hedges did not exceed $0.1 million for the six months ended June 30, 2011.

Forward-Looking Statements

This Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements.   Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed in the sections captioned “Outlook” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements made in this Form 10-Q as well as those made from time to time in news releases, reports, proxy statements, registration statements and other written communications, as well as oral statements made from time to time by representatives of the Company.  For a discussion of some of the specific risk factors, that may cause such differences, see Item 1A, "Risk Factors" in the Company’s Form 10-K for the year ended December 31, 2010 as updated by this Form 10-Q.

Additional factors that may materially affect our financial results are the following:

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

Item 4. CONTROLS AND PROCEDURES

a)
L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

b)
There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Paragraphs 3 through 10 of Note 16, “Commitments and Contingent Liabilities”, to the Condensed Consolidated Financial Statements included in Item 1 of the Quarterly Report on Form 10-Q are incorporated herein by reference.

Item 1A. RISK FACTORS

The following risk factor replaces the risk factor in our 2010 Form 10-K labeled "An adverse outcome in any pending or future litigation could negatively impact our operations and profitability":

An adverse outcome in any pending or future litigation or pending or future warranty claim against the Company or its subsidiaries or our determination that a customer has a substantial product warranty claim could negatively impact our financial results and/or our financial condition.

We and our subsidiaries are party from time to time to various legal proceedings, including proceedings presently pending related to environmental matters and our acquisition of Portec.  In addition, from time to time our customers assert claims against us relating to the warranties which apply to products we sell them.  There is the potential that a result materially adverse to us or our subsidiaries in pending or future legal proceedings or pending or future product warranty claims could materially exceed any accruals we have taken and materially adversely affect our financial results and/or financial condition.  With respect to product warranty claims, there is also the potential that our investigation of the likely validity of such claims could result in our having to take additional material accruals which could materially adversely affect our results of operation.  For example, in July, 2011 the Union Pacific Railroad ("UPRR") sent a product warrant claim notice regarding 1.6 million concrete ties manufactured for them over several years, which neither quantifies the number of ties with respect to which they assert a claim other than to describe it as a significant portion nor specifies the nature of the alleged defect.  We are investigating this claim and have not recorded at this time any provision regarding it, based on the non-specific nature of the UPRR’s assertion and the Company’s current inability to verify the claims.  If we were to determine in the future that a significant number of these ties had defects covered by the product warranty or were to settle a claim with the UPRR regarding a significant number of these ties, it could materially adversely affect our financial statements, results of operations, liquidity and capital resources.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s purchases of equity securities for the three month period ended June 30, 2011 were as follows:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
		Average	Purchased as	that May Yet Be
	Total Number	Price	Part of Publicly	Purchased Under
	Of Shares	Paid per	Announced Plans	the Plans
	Purchased (1)	Share	or Programs	or Programs
April 1, 2011 – April 30, 2011	-	-	-	-
May 1, 2011 – May 31, 2011	-	-	-	-
June 1, 2011 – June 30, 2011	48,043	$32.17	48,043	$23,451,891
Total	48,043	$32.17	48,043	$23,451,891

(1)  On May 23, 2011, the Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common shares until December 31, 2013 at which time this authorization will expire.

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

10.0
$125,000,000 Revolving Credit Facility Credit Agreement dated May 2, 2011, between Registrant and PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., and Citizens Bank of Pennsylvania, filed as Exhibit 10.0 to Form 8-K on May 4, 2011.

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

10.24	Asset Purchase Agreement by and between the Registrant and The Reinforced Earth Company dated February 15, 2006, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 2005.

10.25	Asset Purchase Agreement between Interlocking Deck Systems International, LLC and the Registrant dated March 23, 2010 filed as Exhibit 10.25 to Form 8-K on March 29, 2010.

10.33.2	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-K for the year ended December 31, 2010. **

10.34	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2010. **

10.34.1	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 10-K for the year ended December 31, 2010. **

10.45	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2010. **

10.45.1	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2010. **

10.45.2	Amendments to MRP2 filed as Exhibit 10.45.2 to Form 10-K for the year ended December 31, 2010. **

10.46	Leased Vehicle Plan as amended and restated on September 1, 2007, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 2010. **

10.51	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2009, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2008. **

10.53	Directors’ resolution dated March 6, 2008, under which directors’ compensation was established, filed as Exhibit 10.53 to Form 10-Q for the quarter ended March 31, 2008. **

10.55	Management Incentive Compensation Plan for 2007, filed as Exhibit 10.55 to Form 8-K on March 8, 2007. **

10.57.1	2006 Omnibus Plan, as amended and restated March 6, 2008, filed as exhibit 10.57.1 to Form 8-K on March 12, 2008. **

10.58	Special Bonus Arrangement, effective May 24, 2006, filed as Exhibit 10.58 to Form 8-K on May 31, 2006. **

10.59	Executive Annual Incentive Compensation Plan, filed as Exhibit 10.59 to Form 8-K on March 12, 2008. **

10.60	Letter agreement on Lee B. Foster II’s retirement, filed as Exhibit 10.59 to Form 8-K on April 22, 2008. **

10.61	Restricted Stock Agreement between Registrant and Stan L. Hasselbusch dated May 28, 2010 filed as Exhibit 10.61 to Form 8-K on June 1, 2010. **

10.62	Restricted Stock Agreement between Registrant and David J. Russo dated May 28, 2010 filed as Exhibit 10.62 to Form 8-K on June 1, 2010. **

10.63	Restricted Stock Agreement between Registrant and Stan L. Hasselbusch dated March 15, 2011 filed as Exhibit 10.63 to Form 8-K on March 21, 2011. **

19	Exhibits marked with an asterisk are filed herewith.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

***
In accordance with SEC Release 33-8238, the certifications contained in Exhibits 32 are being furnished and not filed. In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

^	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date: August 9, 2011	By: /s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial and Accounting Officer and Treasurer
(Duly Authorized Officer of Registrant)