Form 10-Q
period 2011-11-09
FOSTER L B CO
filed 2011-11-09
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011
Common Stock, Par Value $.01	10,058,333 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$57,135	$74,800
Accounts and notes receivable:
Trade	80,514	66,908
Other	743	2,789
	81,257	69,697
Inventories	93,880	90,367
Current deferred tax assets	1,698	911
Prepaid income taxes	0	972
Other current assets	2,156	2,535
Total Current Assets	236,126	239,282

Property, Plant & Equipment - At Cost	126,189	119,618
Less Accumulated Depreciation	(79,293)	(73,402)
	46,896	46,216

Other Assets:
Goodwill	44,205	44,205
Other intangibles - net	43,591	45,429
Investments	3,182	1,987
Other assets	1,722	1,663
TOTAL ASSETS	$375,722	$378,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,377	$2,402
Accounts payable - trade	53,898	45,533
Deferred revenue	8,273	16,868
Accrued payroll and employee benefits	8,528	9,054
Other accrued liabilities	15,893	22,962
Total Current Liabilities	88,969	96,819

Long-Term Debt	407	2,399
Deferred Tax Liabilities	10,682	11,929
Other Long-Term Liabilities	9,876	11,888

STOCKHOLDERS' EQUITY:
Common stock, issued 10,056,954 shares at 9/30/2011
and 10,277,138 shares at 12/31/2010	111	111
Paid-in capital	47,619	47,286
Retained earnings	249,303	233,279
Treasury stock - at cost, Common Stock, 1,058,825 shares
at 9/30/2011 and 814,249 shares at 12/31/2010	(28,751)	(23,861)
Accumulated other comprehensive loss	(2,494)	(1,068)
Total Stockholders' Equity	265,788	255,747
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$375,722	$378,782

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Net Sales	$162,701	$125,561	$453,507	$327,067
Cost of Goods Sold	131,921	105,519	378,968	274,637
Gross Profit	30,780	20,042	74,539	52,430

Selling and Administrative Expenses	17,365	9,763	49,691	29,633
Amortization Expense	706	95	2,116	192
Interest Expense	170	211	443	697
Interest Income	(74)	(114)	(224)	(295)
Equity in (Income)/Loss of Nonconsolidated Investment	(287)	31	(570)	272
Gain on Foreign Exchange	(715)	0	(505)	0
Other (Income)/Expense	(646)	(46)	(814)	(199)
	16,519	9,940	50,137	30,300

Income Before Income Taxes	14,261	10,102	24,402	22,130

Income Tax Expense	4,521	3,589	7,611	7,877

Net Income	$9,740	$6,513	$16,791	$14,253

Basic Earnings Per Share	$0.96	$0.64	$1.64	$1.40

Diluted Earnings Per Share	$0.95	$0.63	$1.62	$1.38

Dividends Paid Per Share	$0.025	$0.00	$0.075	$0.00

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$16,791	$14,253
Adjustments to reconcile net income to net cash provided
by operating activities:
Deferred income taxes	(1,000)	7
Depreciation and amortization	9,075	6,640
Equity in (income)/losses of nonconsolidated investment	(570)	272
Loss on sale of property, plant and equipment	95	1
Deferred gain amortization on sale-leaseback	(738)	(161)
Stock-based compensation	1,720	1,199
Excess tax benefit from share-based compensation	(389)	(623)
Unrealized loss on derivative mark-to-market	0	11

Change in operating assets and liabilities:
Accounts receivable	(11,959)	(1,209)
Inventories	(3,940)	5,212
Other current assets	554	75
Prepaid income tax	1,669	160
Other noncurrent assets	(432)	85
Accounts payable - trade	8,260	(9,228)
Deferred revenue	(9,149)	16,247
Accrued payroll and employee benefits	(740)	177
Other current liabilities	1,624	(384)
Other liabilities	(840)	(79)
Net Cash Provided by Operating Activities	10,031	32,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	51	0
Capital expenditures on property, plant and equipment	(8,107)	(4,064)
Acquisitions	(8,952)	(5,050)
Capital contributions to equity method investment	(625)	(800)
Net Cash Used by Investing Activities	(17,633)	(9,914)

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt, term loan	0	(2,143)
Repayments of other long-term debt	(2,017)	(2,155)
Proceeds from exercise of stock options and stock awards	123	272
Excess tax benefit from share-based compensation	389	623
Treasury stock acquisitions	(6,501)	0
Cash dividends on common stock paid to shareholders	(767)	0
Net Cash Used by Financing Activities	(8,773)	(3,403)

Effect of exchange rate changes on cash and cash equivalents	(1,290)	0

Net (Decrease)/Increase in Cash and Cash Equivalents	(17,665)	19,338

Cash and Cash Equivalents at Beginning of Period	74,800	124,845
Cash and Cash Equivalents at End of Period	$57,135	$144,183

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$360	$605
Income Taxes Paid	$6,314	$7,766
Capital Expenditures Funded through Capital Leases	$0	$144

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

2. NEW ACCOUNTING PRINCIPLES

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This update will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  The update is effective for interim and annual periods beginning after December 15, 2011.  The update will have no impact on the Company’s financial condition or results of operations.

3. BUSINESS SEGMENTS

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products and services.
The following table illustrates revenues and profits of the Company by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Net	Segment	Net	Segment
	Sales	Profit	Sales	Profit
	In thousands
Rail products	$91,833	$9,311	$247,421	$13,610
Construction products	62,098	4,917	181,904	12,395
Tubular products	8,770	1,951	24,182	4,673
Total	$162,701	$16,179	$453,507	$30,678

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	Net	Segment	Net	Segment
	Sales	Profit	Sales	Profit
	In thousands
Rail products	$54,897	$3,256	$148,642	$8,255
Construction products	62,845	5,873	158,226	14,199
Tubular products	7,819	1,515	20,199	2,319
Total	$125,561	$10,644	$327,067	$24,773

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2010.

The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	In thousands
Income for reportable segments	$16,179	$10,644	$30,678	$24,773
Cost of capital for reportable segments	4,015	4,158	11,468	12,006
Amortization expense	(706)	(95)	(2,116)	(192)
Interest expense	(170)	(211)	(443)	(697)
Interest income	74	114	224	295
Equity in income/(loss) of nonconsolidated investment	287	(31)	570	(272)
Gain on foreign exchange	715	0	505	0
Other income/(expense)	15	(8)	76	38
LIFO (expense)/credit	(444)	673	(1,140)	1,424
Corporate expense and other unallocated charges	(5,704)	(5,142)	(15,420)	(15,245)

Income before income taxes	$14,261	$10,102	$24,402	$22,130

4. ACQUISITIONS

Portec Rail Products, Inc.

On December 15, 2010, the Company acquired Portec Rail Products, Inc. (Portec Rail) and recorded its acquisition in accordance with ASC 805, “Business Combinations.”  Pursuant to the terms of the Agreement and Plan of Merger, the Company’s subsidiary was merged with and into Portec Rail, with Portec Rail surviving as a wholly owned subsidiary of the Company. The merger was consummated pursuant to Section 31D-11-1105 of the West Virginia Business Corporation Act without a vote or meeting of Portec Rail’s stockholders. All outstanding shares of common stock of Portec Rail not owned by the Company were canceled and converted into the right to receive consideration equal to $11.80 per Share (the same price paid in the tender offer), net to the holder in cash, without interest thereon.  The total consideration paid in cash by the Company for the Shares acquired in the merger and tender offer was approximately $113,322,000, including a final payment of $8,952,000 made in January 2011.

The Company is in the process of completing its fair market appraisals, including the valuation of certain asset retirement obligations associated with leased facilities.  Accordingly, the preliminary purchase price allocation is subject to change.

The Company made adjustments to the preliminary purchase price allocation during the measurement period related primarily to the valuation of identified intangible assets.  None of these adjustments were material to the preliminary purchase price allocation.

In accordance with ASC 805, the Company has reclassified its Consolidated Balance Sheet as of December 31, 2010 to reflect these adjustments.  These adjustments did not affect depreciation or amortization expense.  These intangible assets have not been placed into service and, in accordance with ASC 805, will be subject to annual impairment testing.

The following table presents the preliminary allocation of the aggregate purchase price based on estimated fair values and adjustments made during the measurement period:

Preliminary
As-adjusted
In thousands
Cash and cash equivalents	$16,455
Accounts receivable	19,857
Inventories	21,048
Assets held for sale – insulated joint business	10,179
Other current assets	3,009
Property, plant & equipment	10,878
Identified intangible assets	44,020
Other assets	411
Total identifiable assets acquired	125,857
Debt obligations	(7,492)
Accounts payable – trade	(10,885)
Deferred revenue	(2,211)
Accrued payroll and employee benefits	(4,373)
Other accrued liabilities	(8,156)
Other long-term liabilities	(7,066)
Deferred tax liabilities	(13,346)
Net identifiable assets acquired	72,328
Goodwill	40,994
Net assets acquired	$113,322

Due to the timing of the closing, the above purchase price allocation is based on a preliminary valuation.  The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available.  The Company will finalize purchase accounting for the Portec Rail acquisition in the fourth quarter of 2011.

The $44,020,000 of acquired identified intangible assets will be amortized over their respective, expected useful lives. Of the amount preliminarily allocated to identifiable intangible assets, $6,280,000 was assigned to trademarks (8-20 year useful lives), $19,230,000 was assigned to acquired technology (8-25 year useful lives), $18,160,000 was assigned to customer relationships (25-year useful life), and $350,000 was assigned to supplier relationships (5-year useful life).

The Company repaid all of the outstanding debt of Portec Rail in December 2010.

The acquisition of Portec Rail will help the Company become a strategic provider of products and services below the wheel for the Class I, transit, shortline and regional railroads and contractors in North America, as well as to governmental agencies and rail contractors globally.  It will broaden the Company’s offerings by adding Portec Rail’s friction management and wayside detection products and services.  This acquisition will also assist the Company’s international expansion, as Portec Rail currently has a strong presence in Canada and the United Kingdom, and has continued to improve its presence in Europe, Brazil, Southeast Asia, China and Australia.

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

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2010	September 30, 2010
	In thousands, except per share data
Total net sales	$147,315	$392,530
Earnings before income taxes	$10,616	$22,643
Net income	$6,863	$13,997
Basic earnings per share	$0.67	$1.37
Dilutive earnings per share	$0.66	$1.36

Acquisition costs were approximately $82,000 and $1,237,000 for the three and nine month periods ended September 30, 2010, and were classified as “Selling and Administrative Expenses.”

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the periods ended September 30, 2011 and December 31, 2010 was $44,205,000.

As part of our procedures to determine fair values of all acquired assets, we determined the fair value of technology, intellectual property, goodwill and other intangible assets.

Identified intangible assets as of September 30, 2011 of $2,305,000 are attributable to the Company’s Construction Products segment and $44,249,000 are attributable to the Company’s Rail Products segment.  The components of the Company’s intangible assets are as follows:

	September 30, 2011
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(359)	$21
Patents	10	125	(122)	3
Customer relationships	23	19,960	(1,131)	18,829
Supplier relationships	5	350	(56)	294
Trademarks	17	6,280	(339)	5,941
Technology	18	19,459	(956)	18,503
	20	$46,554	$(2,963)	$43,591

	December 31, 2010
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(355)	$25
Patents	10	125	(113)	12
Customer relationships	23	19,960	(316)	19,644
Supplier relationships	5	350	(3)	347
Trademarks	17	6,280	(16)	6,264
Technology	18	19,230	(93)	19,137
	20	$46,325	$(896)	$45,429

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

As a result of the Portec Rail acquisition, the Company preliminarily assigned a fair value of $6,280,000 to trademarks, $19,230,000 to technology-based product lines, $18,160,000 to customer relationships and $350,000 to a supplier relationship.  Several factors were considered that contributed to the fair value of these intangible assets, including, but not limited to, the Company’s position within the global railway supply industry, the level of competition that exists, the life-cycle of the product categories, and the acceptance of the technologies within the global railway supply industry.  These identified intangible assets are being amortized over their respective useful lives identified in the above table.

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 20 years.  Amortization expense for the three month periods ended September 30, 2011 and 2010 was $706,000 and $95,000, respectively.  Amortization expense for the nine month periods ended September 30, 2011 and 2010 was $2,116,000 and $192,000, respectively.

Estimated amortization expense for the remainder of 2011 and the fiscal years 2012 and thereafter is as follows:

In thousands
2011	$639
2012	2,742
2013	2,742
2014	2,557
2015	2,376
2016 and thereafter	32,535
$43,591

6. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required.  Credit terms are consistent with industry standards and practices.  Trade accounts receivable at September 30, 2011 and December 31, 2010 have been reduced by an allowance for doubtful accounts of ($1,645,000) and ($1,601,000), respectively.

7. INVENTORIES

Inventories of the Company at September 30, 2011 and December 31, 2010 are summarized in the following table:

		September 30,	December 31,
		2011	2010
		In thousands
Finished goods		$71,934	$71,634
Work-in-process		8,066	5,346
Raw materials		23,020	21,387

Total inventories at current costs		103,020	98,367
Less:	LIFO reserve	(9,140)	(8,000)
		$93,880	$90,367

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

8. INVESTMENTS

Investments of the Company consist of a nonconsolidated equity method investment of $3,182,000 and $1,987,000 at September 30, 2011 and December 31, 2010, respectively.

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

The Company recorded equity in the income of the JV of approximately $287,000 and $570,000 for the three and nine months ended September 30, 2011.  Approximately ($31,000) and ($272,000) of equity losses of the JV were recorded for the three and nine months ended September 30, 2010.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the venture’s gains or losses, and its net investment in the direct financing lease covering the facility used by the JV for its operations.  The carrying amounts with the maximum exposure to loss of the Company at September 30, 2011 and December 31, 2010, respectively, are as follows:

	September 30,	December 31,
	2011	2010
	In thousands
Nonconsolidated equity method investment	$3,182	$1,987
Net investment in direct financing lease	983	1,108
	$4,165	$3,005

The Company is leasing 5 acres of land and the facility to the JV over a period of 9.5 years, with a 5.5 year renewal period.  Monthly rent over the term of the lease is approximately $10,000, with a balloon payment of approximately $488,000 which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease.  This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” The Company maintained a net investment in this direct financing lease of approximately $983,000 and $1,018,000 at September 30, 2011 and December 31, 2010, respectively.

The following is a schedule of the direct financing minimum lease payments for the remainder of 2011 and the fiscal years 2012 and thereafter:

In thousands
2011	$12
2012	51
2013	54
2014	58
2015	63
2016 and thereafter	745
$983

9. DEFERRED REVENUE

Deferred revenue consists of customer payments received for which the sales process has been substantially completed but the right to recognize revenue has not yet been met.  The Company has significantly fulfilled its obligations under the contract and the customer has paid, but due to the Company’s continuing involvement with the material, revenue is precluded from being recognized until the customer takes possession.

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

Borrowings under the Credit Agreement will bear interest at rates based upon either the base rate or LIBOR based rate plus applicable margins.  Applicable margins are dictated by the ratio of the Company’s Indebtedness less cash on hand to the Company’s consolidated EBITDA, as defined in the underlying Credit Agreement.  The base rate is the highest of (a) PNC Bank’s prime rate, (b) the Federal Funds Rate plus .50% or (c) the daily LIBOR, as defined in the underlying Credit Agreement, rate plus 1.00%.  The base rate spread ranges from 0.00% to 1.00%.  LIBOR based rates are determined by dividing the published LIBOR rate by a number equal to 1.00 minus the percentage prescribed by the Federal Reserve for determining the maximum reserve requirements with respect to any Eurocurrency funding by banks on such day.  The LIBOR based rate spread ranges from 1.00% to 2.00%.

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

As of September 30, 2011, the Company was in compliance with the Agreement’s covenants.

The Company had no outstanding borrowings under the revolving credit facility at September 30, 2011 or either the term loan or revolving credit facility at December 31, 2010 and, as of September 30, 2011, had available borrowing capacity of $123,878,000.

At September 30, 2011 the Company had outstanding letters of credit of approximately $1,122,000.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of $2,200,000 (£1,500,000 pounds sterling). This credit facility supports the working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations.  The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. There were no borrowings or performance bonds outstanding on this facility as of September 30, 2011 or December 31, 2010. The expiration date of this credit facility is June 30, 2012.

The United Kingdom loan agreements contain certain financial covenants that require it to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of September 30, 2011.

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	In thousands, except per share data
Numerator:
Numerator for basic and diluted earnings per common share -
net income available to common stockholders:	$9,740	$6,513	$16,791	$14,253
Denominator:
Weighted average shares	10,185	10,246	10,257	10,203
Denominator for basic earnings per common share	10,185	10,246	10,257	10,203

Effect of dilutive securities:
Employee stock options	26	56	31	76
Other stock compensation plans	82	52	78	45
Dilutive potential common shares	108	108	109	121
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversions	10,293	10,354	10,366	10,324
Basic earnings per common share	$0.96	$0.64	$1.64	$1.40
Diluted earnings per common share	$0.95	$0.63	$1.62	$1.38

12. STOCK-BASED COMPENSATION

The Company applies the provisions of ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation.  Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period.  The Company recorded stock compensation expense of $465,000 and $400,000 for the three month periods ended September 30, 2011 and 2010, respectively, and $1,720,000 and $1,199,000 for the nine month periods ended September 30, 2011 and 2010, respectively, related to restricted stock awards and performance unit awards as discussed below.

Stock Option Awards

The Company recorded no stock compensation expense related to stock option awards for the three or nine month periods ended September 30, 2011 and 2010.  There were no nonvested awards at September 30, 2011 and 2010.  There were no stock options granted during the first nine months of 2011 or 2010.

At September 30, 2011, common stock options outstanding under the plans had option prices ranging from $4.10 to $14.77, with a weighted average exercise price of $8.83 per share.  At September 30, 2010, common stock options outstanding under the plans had option prices ranging from $2.75 to $14.77, with a weighted average exercise price of $6.68 per share.

The weighted average remaining contractual life of the stock options outstanding at September 30, 2011 and 2010 was 3.1 and 2.8 years, respectively.

Options exercised during the three month period ended September 30, 2011 totaled 10,000 shares.  The weighted average exercise price per share of the options exercised during the three month period ended September 30, 2011 was $4.87.  The total intrinsic value of options exercised during the three month period ended September 30, 2011 was $154,000.  There were no options exercised during the three month period ended September 30, 2010.

Options exercised during the nine month periods ended September 30, 2011 and 2010 totaled 31,000 and 70,000 shares, respectively.  The weighted average exercise price per share of the options exercised during the nine month periods ended September 30, 2011 and 2010 were $3.93 and $3.90, respectively.  The total intrinsic value of options exercised during the nine month periods ended September 30, 2011 and 2010 were $909,000 and $1,638,000, respectively.

A summary of the option activity as of September 30, 2011 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding and Exercisable at January 1, 2011	80,950	$6.95	2.7
Granted	-	-	-
Canceled	-	-	-
Exercised	(31,000)	3.93	-
Outstanding and Exercisable at September 30, 2011	49,950	$8.83	3.1	$669,330

The total intrinsic value of options outstanding and exercisable at September 30, 2010 was $2,470,000.

Shares issued as a result of stock option exercises generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

Restricted Stock Awards

During the nine month periods ended September 30, 2011 and 2010 there were 10,500 and 12,000, respectively, fully vested restricted stock awards granted to the outside directors of the Company.  The weighted average fair value per share of these restricted stock awards was $35.24 and $28.32, respectively.  Compensation expense recorded by the Company related to these restricted stock awards was approximately $370,000 and $340,000, respectively, for the nine month periods ended September 30, 2011 and 2010.

For the nine month periods ended September 30, 2011 and 2010, the Company granted approximately 46,000 and 32,000 shares, respectively, of restricted stock to individuals who are not outside directors:

			Aggregate
		Grant Date	Fair
Grant Date	Units	Fair Value	Value	Vesting Date

March 3, 2010	12,185	$31.92	$388,945	March 3, 2014
May 28, 2010	2,500	28.07	70,175	February 28,2012
May 28, 2010	17,500	28.07	491,225	May 28, 2014
March 15, 2011	24,836	38.46	955,193	March 15, 2015
July 21, 2011	16,600	38.44	638,104	July 21, 2015
August 29, 2011	5,000	24.50	122,500	August 29,2014

These awards are subject to forfeiture and cannot be transferred until four years after their grant date, unless indicated otherwise by the underlying agreement.  These forfeitable restricted stock awards time-vest after a four year holding period, unless indicated otherwise by the underlying agreement.

Performance Unit Awards

Under separate three year incentive programs pursuant to the 2006 Omnibus Incentive Plan, as amended, the Company granted the following performance units during the nine month periods ended September 30:

				Aggregate
Incentive			Grant Date	Fair
Plan	Grant Date	Units	Fair Value	Value	Vesting Date

2009 – 2011	March 3, 2009	52,672	$20.63	$1,086,623	March 3, 2012
2010 – 2012	March 2, 2010	36,541	31.83	1,163,100	March 2, 2013
2011 – 2013	March 15, 2011	34,002	38.46	1,046,174	March 15, 2014

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

For restricted stock and performance awards granted to employees, the Company recorded compensation expense of $465,000 and $400,000, respectively, for the three month periods ended September 30, 2011 and 2010.  For the nine months ended September 30, 2011 and 2010, the Company recorded compensation expense of $1,350,000 and $859,000, respectively, for these awards.  Shares issued as a result of restricted stock awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess tax benefit realized for the tax deduction from stock-based compensation approximated $389,000 and $623,000 for the nine months ended September 30, 2011 and 2010, respectively.  This excess tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

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

United States Defined Benefit Plans

Net periodic pension costs for both plans for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	In thousands
Service cost	$8	$7	$23	$20
Interest cost	200	203	600	610
Expected return on plan assets	(191)	(233)	(574)	(697)
Recognized net actuarial loss	28	75	84	223
Net periodic benefit cost	$45	$52	$133	$156

The Company expects to contribute approximately $1,048,000 to its United States defined benefit plans in 2011.  For the nine months ended September 30, 2011, the Company contributed approximately $858,000 to these plans.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plans are as follows for the three and nine month periods ended September 30, 2011:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	In thousands
Interest cost	$66	$201
Expected return on plan assets	(72)	(220)
Amortization of transition amount	(12)	(36)
Recognized net actuarial loss	29	85
Net periodic benefit cost	$11	$30

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates making contributions of $227,000 to the Portec Rail pension plan during 2011.  For the nine months ended September 30, 2011, the Company contributed approximately $170,000 to the Portec Rail Plan.

Defined Contribution Plans

The Company has a defined contribution plan that covers all non-union hourly and all salaried employees. This plan permits both pretax and after-tax employee contributions. Participants can contribute, subject to statutory limitations, between 1% and 75% of eligible pre-tax pay and between 1% and 100% of eligible after-tax pay.  The Company's employer match is 100% of the first 1% of deferred eligible compensation and up to 50% of the next 6%, based on years of service, of deferred eligible compensation, for a total maximum potential match of 4%.  The Company may also make discretionary contributions to the Plan.  The expense associated with this plan for the three and nine months ended September 30, 2011 was $518,000 and $1,375,000, respectively.  The expense associated with this plan for the three and nine months ended September 30, 2010 was $327,000 and $1,109,000, respectively.

The Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas.  The expense associated with this active plan for the three months ended September 30, 2011 and 2010 was $17,000 and $8,000, respectively.  The expense associated with this active plan for the nine months ended September 30, 2011 and 2010 was $45,000 and $25,000, respectively.

The Company also maintains several defined contribution benefit plans for its domestic and foreign employees of its wholly-owned subsidiary Portec Rail.  Portec Rail’s expense associated with these benefit plans for the three and nine months ended September 30, 2011 was $165,000 and $458,000, respectively.

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

IDSI acquisition notes.  The Company issued non-interest bearing notes associated with its acquisition of IDSI.  The Company determined the fair value of these notes by computing the present value of the note payments using an interest rate formula applicable to the Company’s long-term debt.  The short-term note is included within “Current maturities of other long-term debt” and is classified in Level 2 of the fair value hierarchy at September 30, 2011.  The short-term note was included within “Current maturities of other long-term debt”, the long-term note was included within “Other long-term debt” and both were classified in Level 2 of the fair value hierarchy at December 31, 2010.

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at September 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Money market funds	$23,400	$23,400	$0	$0
Cash equivalents at fair value	23,400	23,400	0	0

Total Assets	$23,400	$23,400	$0	$0

Liabilities
IDSI acquisition short-term note	$(940)	$0	$(940)	$0
Total current maturities of other long-term debt	(940)	0	(940)	0

Total Liabilities	$(940)	$0	$(940)	$0

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Money market funds	$55,959	$55,959	$0	$0
Cash equivalents at fair value	55,959	55,959	0	0

Total Assets	$55,959	$55,959	$0	$0

Liabilities
IDSI acquisition short-term note	$(955)	$0	$(955)	$0
Total current maturities of other long-term debt	(955)	0	(955)	0

IDSI acquisition long-term note	(925)	0	(925)	0
Total other long-term debt	(925)	0	(925)	0

Total Liabilities	$(1,880)	$0	$(1,880)	$0

15. SALE-LEASEBACK

During 2011, the Company provided the lessor of the Langfield, TX property with written notice of the Company’s termination of the lease in its entirety effective April 30, 2012.  As a result of this termination, the Company recognized $577,000 of previously deferred gain.  Approximately $799,000 of unrecognized deferred gain is being amortized over the remaining life of the lease.

16. COMPREHENSIVE INCOME

Comprehensive income represents net income plus certain stockholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations.  The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	In thousands
Net income	$9,740	$6,513	$16,791	$14,253
Foreign currency translation adjustment	(2,338)	0	(1,426)	0
Market value adjustments for investments	0	27	0	103
Unrealized derivative gains on cash flow hedges	0	0	0	11
Comprehensive income	$7,402	$6,540	$15,365	$14,367

17. COMMITMENTS AND CONTINGENT LIABILITIES

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

Niagara Mohawk Litigation: In July 1999, Portec, Inc., the predecessor of Portec Rail Products, Inc. (collectively “Portec Rail”), was named as a defendant in Niagara Mohawk Power Corporation v. Chevron, et al. venued in the United States District Court, Northern District of New York.  The plaintiff, Niagara Mohawk Power Corporation (“Niagara Mohawk”) initially sought contribution from nine named defendants for costs it has incurred, and is expected to incur, in connection with the environmental investigation and remediation of property located in Troy, New York under the Comprehensive Environmental Response, Compensation and Liability Act, also known as “CERCLA” or “Superfund (“CERCLA”), and other causes of action.  Portec Rail was not named as a liable party by the New York State Department of Environmental Conservation ("NYSDEC").

In October 2011, Niagara Mohawk and Portec Rail negotiated a confidential settlement and release under which Portec Rail paid Niagara Mohawk $250,000.  The Company had previously recorded this amount.

City of Clearfield Litigation: In November 2005, the City of Clearfield, Utah, filed suit in the Second District Court, Davis County, Utah, against the Utah Department of Transportation, a general contractor, four design engineers and/or consultants, a bonding company and the Company. The City alleged that the design and engineering of an overpass in 2000 had been faulty and that the Company had provided the mechanical stabilized earth wall system for the project.  The City alleged that the embankment to the overpass began, in 2001, to fail and slide away from the stabilized earth wall system, resulting in damage in excess of $3,000,000.  This litigation was settled in September 2011 and the Company paid $30,000 to the City.

Portec Rail Shareholder Litigation: On February 19, 2010, and through March 3, 2010, a total of five lawsuits initiated by purported shareholders of Portec Rail were filed against several defendants including the Company and certain members of Portec Rails’ Board of Directors.  These lawsuits are directly related to the Agreement and Plan of Merger with L.B. Foster Company and Foster Thomas Company, a wholly-owned subsidiary of the Company, which was signed on February 16, 2010.

The lawsuits alleged, among other things, that Portec Rail’s directors breached their fiduciary duties and L.B. Foster and Foster Thomas Company aided and abetted such alleged breaches of fiduciary duties.  Based on these allegations, the lawsuits sought, among other relief, injunctive relief enjoining the defendants from consummating the tender offer and the Merger.  They also sought recovery of the costs of the action, including reasonable legal fees.

On November 19, 2010, Plaintiffs in the lawsuits that were consolidated in the Court of Common Pleas of Allegheny County, PA (“Court”) filed a motion for an award of payment of attorneys’ fees and costs, relating to an injunction entered in March 2010.  The Company and Foster filed objections to that motion and it was argued before the Court on January 31, 2011.  On March 31, 2011, the Court ruled that plaintiffs were entitled to payment of attorneys’ fees and costs but had not yet determined the amount.  In August 2011, the Court determined that the plaintiffs were entitled to approximately $1,050,000 which was previously accrued and paid by the Company in September 2011.

As of September 30, 2011 and December 31, 2010, the Company maintained environmental and litigation reserves approximating $2,606,000 and $2,799,000, respectively.

Product Liability Claims

The Company is subject to product warranty claims that arise in the ordinary course of its business.  For certain manufactured products, the Company maintains a product liability accrual which is adjusted on a monthly basis as a percentage of cost of sales.  This product liability accrual is periodically adjusted based on the identification or resolution of known individual product liability claims.  The following table sets forth the Company’s product warranty accrual at September 30, 2011:

In thousands
Balance at December 31,2010	$4,413
Additions to warranty liability	2,431
Warranty liability utilized	(1,290)
Balance at September 30, 2011	$5,554

Included within the above table are concrete tie warranty reserves of approximately $3,265,000 and $1,966,000, respectively, as of September 30, 2011 and December 31, 2010.  For the three and nine month periods ended September 30, 2011, the Company recorded approximately $775,000 and $1,299,000, respectively, in additional concrete tie warranty claims within cost of goods sold.  These concrete tie warranty charges primarily related to transit and industrial ties manufactured by the Company’s Grand Island, NE facility.  During the three and nine month periods ended September 30, 2010, there were $115,000 and $156,000, respectively, of additional concrete tie warranty claims recorded.

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

Separate from these warranty issues, the Company recorded in the second quarter, within cost of goods sold, approximately $2,976,000 for a charge related to its exit from the Grand Island, NE tie manufacturing facility.  This charge is to fulfill a customer contractual obligation that could not be sourced from Grand Island, NE.

On July 12, 2011 the Union Pacific Railroad (UPRR) notified the Company and CXT Incorporated, a subsidiary of the Company (CXT), of a warranty claim under CXT's 2005 supply contract relating to the sale of prestressed concrete railroad ties for the UPRR.  The UPRR has asserted that a significant percentage of concrete ties manufactured in 2006 through 2010 at CXT's Grand Island, NE facility fail to meet contract specifications, have workmanship defects and are cracking and failing prematurely.  Approximately 1,600,000 ties were sold from Grand Island to the UPRR during the period the UPRR has claimed nonconformance.  The 2005 contract calls for each concrete tie which fails to conform to the specifications or has a material defect in workmanship to be replaced with 1.5 new concrete ties, provided, that UPRR within five years of a concrete tie’s production, notifies CXT of such failure to conform or such defect in workmanship. The UPRR's notice does not specify how many ties manufactured during this period are defective nor which specifications it claims were not met or the nature of the alleged workmanship defects.  CXT believes it uses sound workmanship processes in the manufacture of concrete ties and has not agreed with the assertions in the UPRR’s warranty claim notice.  The UPRR has also notified CXT that ties have failed a certain test that is specified in the 2005 contract.

Since late July 2011, the Company and CXT have been working with material scientists and prestressed concrete experts, who have been testing a representative sample of Grand Island concrete ties.  While this testing is not complete, the Company has not identified any appreciable defects in workmanship nor has the Company identified any material deviation from our contractual specifications for the concrete ties in question.  The Company expects that the testing required to address the product claim will be completed sometime during the first quarter of 2012.

Based on the non-specific nature the UPRR’s assertion and the Company’s current inability to verify the claims, the Company is unable to determine a range of reasonably possible outcomes regarding this potential exposure matter.  As a result, no accruals were made as a result of this claim as the impact, if any, cannot be reasonably estimated at this time.

No assurances can be given regarding the ultimate outcome of this matter.  The ultimate resolution of this matter could have a material, adverse impact on the Company’s financial statements, results of operations, liquidity and capital resources.

18. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions.  The Company did not engage in any foreign currency hedging transactions during the three and nine month periods ended September 30, 2011, and no foreign currency hedges remained outstanding as of December 31, 2010.

19. INCOME TAXES

The Company’s effective income tax rate for the three months ended September 30, 2011 and 2010 was 31.7% and 35.5%, respectively.  The Company’s effective income tax rate for the nine months ended September 30, 2011 and 2010 was 31.2% and 35.6%, respectively.  The decline in the effective tax rate is principally attributable to the impact of relatively lower statutory income tax rates in the foreign jurisdictions associated with the Canadian and United Kingdom locations acquired in the Portec Rail business combination, effective December 15, 2010, the release of $128,000 of reserves for uncertain tax positions due to the expiration of the statute of limitations and the receipt of approximately $523,000 in state tax refunds not previously recognized by the Company as realization was not more likely than not.

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

Recent Developments

On July 12, 2011 the Union Pacific Railroad (UPRR) notified us and our subsidiary, CXT Incorporated (CXT), of a warranty claim under CXT's 2005 supply contract relating to the sale of prestressed concrete railroad ties for the UPRR.  The UPRR has asserted that a significant percentage of concrete ties manufactured in 2006 through 2010 at CXT's Grand Island, NE facility fail to meet contract specifications, have workmanship defects and are cracking and failing prematurely.  Approximately 1.6 million ties were sold from Grand Island to the UPRR during the period the UPRR has claimed nonconformance.  The 2005 contract calls for each concrete tie which fails to conform to the specifications or has a material defect in workmanship to be replaced with 1.5 new concrete ties, provided, that UPRR within five years of a concrete tie’s production, notifies CXT of such failure to conform or such defect in workmanship. The UPRR's notice does not specify how many ties manufactured during this period are defective nor which specifications it claims were not met or the nature of the alleged workmanship defects.  CXT believes it uses sound workmanship processes in the manufacture of concrete ties and has not agreed with the assertions in the UPRR’s warranty claim notice.  The UPRR has also notified CXT that ties have failed a certain test that is specified in the 2005 contract.

Since late July 2011, the Company and CXT have been working with material scientists and prestressed concrete experts, who have been testing a representative sample of Grand Island concrete ties.  While this testing is not complete, the Company has not identified any appreciable defects in workmanship nor has the Company identified any material deviation from our contractual specifications for the concrete ties in question.  The Company expects that the testing required to address the product claim will be completed sometime during the first quarter of 2012.

Based on the non-specific nature of the UPRR’s assertion and our current inability to verify the claims, we are unable to determine a range of reasonably possible outcomes regarding this potential exposure matter. As a result, no accruals were made as a result of this claim as the impact, if any, cannot be reasonably estimated at this time. No assurances can be given regarding the ultimate outcome of this matter.  The ultimate resolution of this matter could have a material, adverse impact on our financial statements, results of operations, liquidity and capital resources.

We closed on our acquisition of Portec Rail on December 15, 2010 and our 2011 results include the results of operations of Portec Rail within our Rail Products segment.  For the three months ended September 30, 2011, Portec Rail reported net sales of $26.5 million, gross profit of $10.4 million, total expenses of $6.1 million and net income of $3.4 million.  For the nine months ended September 30, 2011, Portec Rail reported net sales of $78.2 million, gross profit of $25.2 million, total expenses of $19.1 million and net income of $5.2 million.

In December 2010, the UPRR opted not to extend the supply agreement and lease for our Grand Island, NE tie plant.  Production for the remaining orders was completed during the first quarter of 2011 and we believe the winding down of operations will be completed in the first quarter of 2012.  Sales to the UPRR from this facility approximated $4.9 million and $13.4 million for the three and nine months ended September 30, 2010, respectively.

Unrelated to the UPRR warranty claim, in the third quarter of 2011, we recorded a charge of approximately $0.6 million for industrial concrete ties as well as an additional $0.3 million charge based on current production.  These charges were recorded within cost of goods sold and reported through our Rail Products segment.

The cumulative charges we recorded in 2011 for concrete tie issues was approximately $5.0 million, including the approximately $4.4 million in the 2011 second quarter, and was recorded by CXT in our Rail Products segment.  Excluding these 2011 concrete tie charges and the impact of Portec Rail, our Rail Products gross profit margin would have increased slightly, to approximately 13.4%, over the 2010 nine month period.

During 2011, we provided the lessor of our Langfield, TX property with written notice of our termination of the lease in its entirety effective April 30, 2012.  As a result of this termination, we recognized $0.6 million of previously deferred gain.  Approximately $0.8 million of unrecognized deferred gain is being amortized over the remaining life of the lease.

Under the $25.0 million share repurchase authorization made by our Board of Directors in May 2011, we repurchased 230,612 shares for approximately $4.9 million during the 2011 third quarter, and 278,655 since the authorization was approved.

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

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This update will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  The update is effective for interim and annual periods beginning after December 15, 2011.  The update will have no impact on the Company’s financial condition or results of operations.

Quarterly Results of Operations

	Three Months Ended		Percent of Total Net Sales		Percent
	September 30,		Period Ended September 30,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Net Sales:
Rail Products	$91,833	$54,897	56.4%	43.7%	67.3%
Construction Products	62,098	62,845	38.2	50.1	(1.2)
Tubular Products	8,770	7,819	5.4	6.2	12.2
Total Net Sales	$162,701	$125,561	100.0%	100.0%	29.6%

	Three Months Ended		Gross Profit Percentage		Percent
	September 30,		Period Ended September 30,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Gross Profit:
Rail Products	$18,894	$6,882	20.6%	12.5%	174.5%
Construction Products	10,213	10,890	16.4	17.3	(6.2)
Tubular Products	2,483	2,026	28.3	25.9	22.6
LIFO (Expense)/Credit	(444)	673	(0.3)	0.5	(166.0)
Other	(366)	(429)	(0.2)	(0.3)	(14.7)
Total Gross Profit	$30,780	$20,042	18.9%	16.0%	53.6%

	Three Months Ended		Percent of Total Net Sales		Percent
	September 30,		Period Ended September 30,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$17,365	$9,763	10.7%	7.8%	77.9%
Amortization Expense	706	95	0.4	0.1	**
Interest Expense	170	211	0.1	0.2	**
Interest Income	(74)	(114)	(0.0)	(0.1)	**
Equity in (Income)/Loss of Nonconsolidated Investment	(287)	31	(0.2)	0.0	**
Gain on Foreign Exchange	(715)	0	(0.4)	0.0	**
Other (Income)/Expense	(646)	(46)	(0.4)	(0.0)	**
Total Expenses	16,519	9,940	10.2	7.9	66.2

Income Before Income Taxes	14,261	10,102	8.8	8.0	41.2
Income Tax Expense	4,521	3,589	2.8	2.9	26.0

Net Income	$9,740	$6,513	6.0%	5.2%	49.5%

**	Results of calculation are not meaningful for presentation purposes.

Third Quarter 2011 Compared to Third Quarter 2010 – Company Analysis

Diluted earnings per share for the third quarter of 2011 was $0.95 which compares to diluted earnings per share for the third quarter of 2010 of $0.63.

The addition of Portec Rail resulted in increased of selling and administrative expenses of approximately $5.5 million.    Exclusive of the impact of Portec Rail, selling and administrative expenses in the 2011 period increased approximately $2.1 million due mainly to salary and employee expenses and testing expenses for material scientists and prestressed concrete experts related to the UPRR product warranty claim.  As a result of the acquisition of Portec Rail amortization expense increased by approximately $0.6 million and we recognized transactional foreign exchange gains for the three months ended September 30, 2011 primarily related to fluctuations in the exchange rate for the US dollar.

Included in net income for the current quarter is our 45% share of the income from our equity investment in the JV, which is reported as “Equity in (Income)/Loss of Nonconsolidated Investment.”  As the JV had not yet commenced significant revenue-generating activities, we recorded our share of its start-up related expenses in the prior year quarter.  Also included in the third quarter of 2011, was an increase in the amount we recognized from the deferred gain related to a revision in the remaining term of the operating lease associated with our Langfield, TX sale-leaseback transaction.

The effective income tax rate in the third quarter of 2011 was 31.7% compared to 35.5% in the prior year quarter.  The decrease was primarily due to lower statutory tax rates related to the foreign operations acquired in the Portec Rail business combination and the receipt of $0.5 million in certain state income tax refunds not previously recognized.

Results of Operations – Segment Analysis

Rail Products

	Three Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$91,833	$54,897	$36,936	67.3%

Gross Profit	$18,894	$6,882	$12,012	174.5%
Gross Profit Percentage	20.6%	12.5%	8.0%	64.1%

Third Quarter 2011 Compared to Third Quarter 2010

The increase in overall sales within our Rail Products segment is due primarily to our acquisition of Portec Rail, which increased our 2011 third quarter sales by $26.5 million.  Exclusive of the impact of Portec Rail, our Rail Products segment 2011 sales increased approximately $10.4 million over the 2010 third quarter.  Improved volumes, and to a lesser extent selling prices, within our rail distribution business increased sales.  Our operational tie plants both experienced concrete tie volume increases in the 2011 third quarter over the prior year quarter mitigating the loss of sales from the closure of our Grand Island, NE facility.  These increases were offset, in part, by the approximately $2.8 million credit memo we issued to the UPRR for previously sold concrete ties associated with our Grand Island, NE facility.  This credit memo was offset by a reduction in cost of goods sold for returned material.

Portec Rail delivered approximately $10.4 million in gross profit and is primarily responsible for the increase in our Rail Products segment gross profit and gross margin.  Exclusive of the impact of Portec Rail, our Rail Products gross profit margin would have increased to 13.1% as compared to the 2010 quarter.

Construction Products

	Three Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$62,098	$62,845	$(747)	(1.2)%

Gross Profit	$10,213	$10,890	$(677)	(6.2)%
Gross Profit Percentage	16.4%	17.3%	(0.9)%	(5.1)%

Third Quarter 2011 Compared to Third Quarter 2010

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

Increased unfavorable manufacturing variances due to reduced sales volumes within our concrete buildings division drove the reduction in our Construction Products gross margin.  Our piling and fabricated bridge divisions continue to experience increased competition and slightly declining margins.

Overall our Construction Products segment backlog has decreased approximately 36.3% from September 30, 2010.

Tubular Products

	Three Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$8,770	$7,819	$951	12.2%

Gross Profit	$2,483	$2,026	$457	22.6%
Gross Profit Percentage	28.3%	25.9%	2.4%	9.3%

Third Quarter 2011 Compared to Third Quarter 2010

As it has all year, our threaded products division led the increase in both sales and gross profit during the 2011 period.  Sales volumes and pricing have increased over the prior year period as this division works to enter new markets.  In addition to the volume related growth in gross profit, this division was negatively impacted in the prior year period by a decision to exit the micropile market.  Our coated products division also delivered sales and gross profit growth mainly due to the 2010 period being impacted unfavorably by a recessionary climate.

Year-to-date Results of Operations

	Nine Months Ended		Percent of Total Net Sales		Percent
	September 30,		Period Ended September 30,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Net Sales:
Rail Products	$247,421	$148,642	54.6%	45.4%	66.5%
Construction Products	181,904	158,226	40.1	48.4	15.0
Tubular Products	24,182	20,199	5.3	6.2	19.7
Total Net Sales	$453,507	$327,067	100.0%	100.0%	38.7%

	Nine Months Ended		Gross Profit Percentage		Percent
	September 30,		Period Ended September 30,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Gross Profit:
Rail Products	$43,165	$19,515	17.4%	13.1%	121.2%
Construction Products	27,672	28,801	15.2	18.2	(3.9)
Tubular Products	6,144	3,952	25.4	19.6	55.5
LIFO (Expense)/Credit	(1,140)	1,424	(0.3)	0.4	(180.1)
Other	(1,302)	(1,262)	(0.3)	(0.4)	3.2
Total Gross Profit	$74,539	$52,430	16.4%	16.0%	42.2%

	Nine Months Ended		Percent of Total Net Sales		Percent
	September 30,		Period Ended September 30,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$49,691	$29,633	11.0%	9.1%	67.7%
Amortization Expense	2,116	192	0.5	0.1	**
Interest Expense	443	697	0.1	0.2	**
Interest Income	(224)	(295)	(0.0)	(0.1)	**
Equity in (Income)/Loss of Nonconsolidated Investment	(570)	272	(0.1)	0.1	**
Gain on Foreign Exchange	(505)	0	(0.1)	0.0	**
Other Income	(814)	(199)	(0.2)	(0.1)	**
Total Expenses	50,137	30,300	11.1	9.3	65.5

Income Before Income Taxes	24,402	22,130	5.4	6.8	10.3
Income Tax Expense	7,611	7,877	1.7	2.4	(3.4)

Net Income	$16,791	$14,253	3.7%	4.4%	17.8%

**	Results of calculation are not meaningful for presentation purposes.

First Nine Months of 2011 Compared to First Nine Months of 2010 – Company Analysis

Diluted earnings per share for the first nine months of 2011 was $1.62 which compares to diluted earnings per share of $1.38 for the 2010 comparable period.

Approximately $16.3 million of the increase in selling and administrative expenses relates to Portec Rail.  Additionally, the Company incurred approximately $1.0 million in integration costs during the 2011 period.   Exclusive of the impact of Portec Rail, selling and administrative expenses in the 2011 period increased due primarily to higher travel and salary expenses and testing expenses for material scientists and prestressed concrete experts associated with the UPRR product warranty claim.  The increase in amortization expense resulted from our acquisitions of Portec Rail and Interlocking Deck Systems International, LLC.  Also resulting from our acquisition of Portec Rail was our recognition of transactional foreign exchange gains.

Included in net income for the current period is our 45% share of the income from our equity investment in the JV, which is reported as “Equity in (Income)/Loss of Nonconsolidated Investment.”  As the JV had not yet commenced significant revenue-generating activities, we recorded our share of its start-up related expenses as of September 30, 2010.  Also included in 2011, was an increase in the amount recognized from the deferred gain related to a revision in the remaining term of the operating lease associated with our Langfield, TX sale-leaseback transaction.

The effective income tax rate in the first nine months of 2011 was 31.2% compared to 35.6% in the prior year period.  The decrease was primarily due to lower statutory tax rates related to the foreign operations acquired in the Portec Rail business combination, the release of $0.1 million of reserves for uncertain tax positions due to the expiration of the statute of limitations and the receipt of $0.5 million in certain state income tax refunds not previously recognized.

Results of Operations – Segment Analysis

Rail Products

	Nine Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$247,421	$148,642	$98,779	66.5%

Gross Profit	$43,165	$19,515	$23,650	121.2%
Gross Profit Percentage	17.4%	13.1%	4.3%	32.9%

First Nine Months of 2011 Compared to First Nine Months of 2010

Our acquisition of Portec Rail increased our Rail Products segment current period sales by approximately $78.2 million.  Exclusive of the impact of Portec Rail, our Rail Products segment 2011 sales increased approximately $20.8 million over the 2010 period.  Improved sales volumes within our rail distribution business drove the increase.  Despite the closure of our Grand Island, NE facility and the related $2.8 million credit memo issued to the UPRR, our sales of CXT concrete ties remained generally flat with the first nine months of 2010.  This credit memo was offset by a reduction in cost of goods sold for returned material.  Both of our operational concrete tie plants increased sales in excess of 55%.

Portec Rail is responsible for the increase in our Rail Products segment gross profit margin.  Included within Portec Rail’s gross profit is a nonrecurring increase in cost of goods sold of approximately $2.5 million related to recognition of the remaining portion of the inventory step-up to fair value from Portec Rail’s purchase price allocation.  Exclusive of the impact of Portec Rail, our Rail Products gross profit margin would have decreased to 10.6% as compared to the 2010 period.  This decrease is due to the cumulative $5.0 million, of which $4.4 million was recorded in the second quarter of 2011, of charges related to Grand Island concrete tie matters.  Exclusive of the impact of both Portec Rail and the concrete tie matters, our 2011 Rail Products gross profit margin would have been approximately 13.4%, comparatively flat with the 2010 period.

We believe that while the industrial market we participate in remains soft, these impacts will be mitigated by our expectations that Class 1 railroad capital spending will increase over its current 2011 and 2010 levels.

Construction Products

	Nine Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$181,904	$158,226	$23,678	15.0%

Gross Profit	$27,672	$28,801	$(1,129)	(3.9)%
Gross Profit Percentage	15.2%	18.2%	(3.0)%	(16.4)%

First Nine Months of 2011 Compared to First Nine Months of 2010

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

We continue to see a mixed outlook in our heavy civil and public works construction markets as we experience increased volumes that have been partially offset by declines in pricing.  Also, we do not believe that our Construction Products segment will have the opportunities going forward that were generated from the stimulus bill in 2010.  Finally, most states continue to face budget deficits in 2011 as they did in 2010 and we are concerned about the likelihood of a satisfactory resolution of transportation legislation that expired in September 2009.

Tubular Products

	Nine Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$24,182	$20,199	$3,983	19.7%

Gross Profit	$6,144	$3,952	$2,192	55.5%
Gross Profit Percentage	25.4%	19.6%	5.8%	29.9%

First Nine Months of 2011 Compared to First Nine Months of 2010

While both our threaded products and coated products divisions reported growth in sales, only threaded products has delivered gross profit margin expansion.  Threaded products has been able to penetrate new sales markets while coated products prior year period was impacted by reduced market demand.

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

Liquidity and Capital Resources

Our capitalization is as follows:

Debt:	September 30,	December 31,
	2011	2010
	In millions
Capital leases and interim lease financing	$1.9	$2.9
IDSI acquisition notes	0.9	1.9
Total Debt	2.8	4.8

Equity	265.8	255.7

Total Capitalization	$268.6	$260.5

Total debt as a percentage of capitalization was approximately 1.0% as of September 30, 2011 compared to 1.8% at December 31, 2010.  This measure reflects a strong financial position as there is minimal leverage and our cash and cash equivalents of approximately $57.1 million more than adequately covers our total debt obligations.

Our need for liquidity relates primarily to seasonal working capital requirements, capital expenditures, debt service obligations, common stock share repurchases, JV capital contributions and possible accretive acquisitions.  The following table summarizes the year-to-date impact of these items:

	September 30,
	2011	2010
Liquidity needs:	In millions
Working capital and other assets and liabilities	$(14.9)	$11.1
Common stock purchases	(6.5)	-
Dividends paid to common shareholders	(0.8)	-
Capital expenditures	(8.1)	(4.1)
JV capital contributions	(0.6)	(0.8)
Acquisitions	(9.0)	(5.1)
Repayments of term loan	-	(2.1)
Other long-term debt repayments	(2.0)	(2.2)
Cash interest paid	(0.3)	(0.6)
Net liquidity requirements	(42.2)	(3.8)

Liquidity sources:
Internally generated cash flows before interest paid	25.3	22.2
Equity transactions	0.5	0.9
Foreign exchange effects	(1.3)	-
Net liquidity sources	24.5	23.1

Net Change in Cash	$(17.7)	$19.3

Cash Flow from Operating Activities

For the nine month period ended September 30, 2011, cash provided by operations was $10.0 million compared to $32.7 million of cash provided by operations in the 2010 period.  During the 2011 period, net income and adjustments to net income provided $25.0 million compared to providing $21.6 million in the prior period.  Working capital and other assets and liabilities used $15.0 million in the 2011 period compared to working capital and other assets and liabilities providing $11.1 million in the prior year period.  The increase in liquidity requirements principally reflects higher working capital needs driven by significantly higher sales in the third quarter of 2011 as compared to the 2010 quarter.

Cash Flow from Investing Activities

In January 2011, we made our final, payment of approximately $9.0 million for the remaining outstanding shares of common stock related to our acquisition of Portec Rail.  Capital expenditures were $8.1 million for the first nine months of 2011 compared to $4.1 million for the same 2010 period.  Current period expenditures were primarily used for the Kenova, WV facility, the threaded products operations at Magnolia, TX, other yard upgrades and plant and operating equipment.  We anticipate total capital spending in 2011 will be approximately $9.0 million and will be funded by cash flow from operations.

Cash used by investing activities for the first nine months of 2010 also included our IDSI acquisition of $5.1 million.

Cash Flow from Financing Activities

Our Board of Directors in May 2011 announced our current $25.0 million share repurchase authorization and we repurchased 278,655 shares for approximately $6.5 million.  We also paid approximately $0.8 million in dividends to common stock shareholders under a quarterly dividend plan originally approved by our Board of Directors in March 2011.

Financial Condition

As of September 30, 2011, we had approximately $57.1 million in cash and cash equivalents and a credit facility with $123.9 million of availability while carrying only $2.8 million in total debt.  As of September 30, 2011 we were in compliance with all of the Credit Agreement’s covenants.  We believe this capacity will afford us the flexibility to take advantage of opportunities as we explore both organic and external investment opportunities while working to successfully integrate the operations of Portec Rail.

Included within cash and cash equivalents are primarily investments in tax-free and taxable money market funds.  The money market funds include municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds.  Our priority continues to be the maintenance of our principal balances.  Approximately $23.7 million of our cash and cash equivalents is held in non-domestic bank accounts.

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

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit.  A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2010 is included in the “Liquidity and Capital Resources” section of the Company’s 2010 Annual Report filed on Form 10-K.  These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.  There were no material changes to these arrangements during the period ended September 30, 2011.
Outlook

We believe that the economy appears to be growing much slower than we originally anticipated.  Additionally, the cessation of stimulus legislation, the lack of a new surface transportation bill and 42 out of 50 states with budget deficits will present challenges to many of the end markets to which we sell given our reliance on government funding and we anticipate that these conditions and challenges will exacerbate the competitive environment in our markets.  However, we expect to be profitable and generate cash flows in excess of our capital expenditures, debt service, dividends and share repurchases.

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

We have received increased orders for 2011 from the UPRR for concrete ties at our Tucson, AZ facility increasing capacity utilization to approximately 90%.

As of September 30, 2011, we maintained a warranty reserve approximating $3.3 million for potential warranty claims associated with concrete railroad ties.  While we believe this is a reasonable estimate of our potential contingencies related to identified concrete tie warranty matters, we may incur future charges associated with new customer claims or further development of information for existing customer claims, including the July 2011 product claim by the UPRR.  Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on our results of operations and financial condition.

Our agreement with the UPRR calls for their purchasing concrete ties from our Tucson, AZ facility through 2012.  In December 2010, the UPRR opted not to exercise their right to extend the supply agreement for the Grand Island, NE plant.  We do not believe that the closure of this facility will have a significant, adverse impact on our results of operations or our liquidity.

Rail distribution sales were negatively impacted in 2011 as we have decided to significantly decrease our involvement in the scrap rail and relay rail distribution business.  We do not expect the decreased emphasis in these products to have a significant impact on our results of operations or our financial condition.

Certain of our businesses rely heavily on spending authorized by the federal highway and transportation funding bill, SAFETEA-LU, enacted in August 2005.  This legislation authorized $286 billion for United States transportation improvement spending over a six-year period and expired in September 2009.  In September 2011, the United States Congress extended this legislation through March 31, 2012.  While certain estimates of the amounts that may be authorized under successor legislation to SAFETEA-LU range from $230 to $550 billion, there is significant uncertainty as to the timing of the renewal of this multi-year surface transportation legislation and how such legislation will actually be funded.  SAFETEA-LU was not approved until nearly two years after the previous authorization expired.  This delay had a material detrimental impact upon the demand and spending levels in certain markets where we participated during 2003 to 2005.

We entered into a joint venture to manufacture, market and sell various products for the energy, utility and construction markets.  In connection with the amended joint venture agreement we are required to make capital contributions of $2.9 million, of which there remains approximately $0.1 million.  No assurances can be given that additional capital contributions will not be required or that the joint venture will perform in accordance with our expectations.

Although backlog is not necessarily indicative of future operating results, total Company backlog at September 30, 2011, was approximately $153.0 million.  Backlog as of September 30, 2010 does not include Portec Rail, as we did not complete the acquisition until December 15, 2010.  The following table provides the backlog by business segment:

	Backlog
	September 30,	December 31,	September 30,
	2011	2010	2010
	In thousands
Rail Products	$74,310	$86,404	$87,177
Construction Products	72,378	102,173	113,675
Tubular Products	6,313	720	4,074
Total Backlog	$153,001	$189,297	$204,926

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

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions.  The Company did not engage in any foreign currency hedging transactions during the nine month period ended September 30, 2011, and no foreign currency hedges remained outstanding as of December 31, 2010. Realized gains or losses from foreign currency hedges did not exceed $0.1 million for the nine months ended September 30, 2011.

Additional factors that may materially affect our financial results are the following:

There are no assurances that the merger of L. B. Foster and Portec Rail will generate the expected benefits of the transaction, including potential synergies and cost savings, future financial and operating results, and the combined company's plans and objectives. Risks and uncertainties include: the potential that market segment growth will not follow historical patterns or be otherwise unsatisfactory; general industry conditions and competition; business and economic conditions, such as interest rate and currency exchange rate fluctuations; technological advances and patents attained by competitors; and domestic and foreign governmental laws and regulations.

Statements relating to the value of the Company’s share of potential future contingent payments related to the Dakota, Minnesota & Eastern Railroad merger with the Canadian Pacific Railway Limited (CP) are forward-looking statements and are subject to numerous contingencies and risk factors.  No assurances can be given that any of these payments will be made and the Company does not know whether the CP will construct the Powder River Basin expansion.

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

Item 4. CONTROLS AND PROCEDURES

a)
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

b)
There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Paragraphs 3 through 9 of Note 17, “Commitments and Contingent Liabilities”, to the Condensed Consolidated Financial Statements included in Item 1 of the Quarterly Report on Form 10-Q are incorporated herein by reference.

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

We and our subsidiaries are party from time to time to various legal proceedings.  In addition, from time to time our customers assert claims against us relating to the warranties which apply to products we sell them.  There is the potential that a result materially adverse to us or our subsidiaries in pending or future legal proceedings or pending or future product warranty claims could materially exceed any accruals we have taken and materially adversely affect our financial results and/or financial condition.  With respect to product warranty claims, there is also the potential that our investigation of the validity of such claims could result in our having to take additional charges which could materially adversely affect our results of operation.  For example, in July, 2011 the Union Pacific Railroad ("UPRR") sent a product warranty claim notice regarding 1.6 million concrete ties manufactured for them over several years, which neither quantifies the number of ties with respect to which they assert a claim other than to describe it as a significant portion nor specifies the nature of the alleged defect.  We are investigating this claim and have not recorded at this time any provision regarding it, based on the non-specific nature of the UPRR’s assertion and the Company’s current inability to verify the claims.  If we were to determine in the future that a significant number of these ties had defects covered by the product warranty or were to settle a claim with the UPRR regarding a significant number of these ties, it could materially adversely affect our financial statements, results of operations, liquidity and capital resources.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchases of equity securities for the three month period ended September 30, 2011 were as follows:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
		Average	Purchased as	that May Yet Be
	Total Number	Price	Part of Publicly	Purchased Under
	Of Shares	Paid per	Announced Plans	the Plans
	Purchased (1)	Share	or Programs	or Programs
July 1, 2011 – July 31, 2011	-	-	-	$23,451,891
August 1, 2011 – August 31, 2011	135,379	$20.17	135,379	20,721,271
September 1, 2011 – September 30, 2011	95,233	23.11	95,233	18,520,187
Total	230,612	$21.39	230,612	$18,520,187

(1)  On May 23, 2011, the Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common shares until December 31, 2013 at which time this authorization will expire.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The Exhibits marked with an asterisk are filed herewith.  All exhibits are incorporated herein by reference:

*10.53	Summary of Director Compensation, filed as Exhibit 10.53. **

*10.54	Employment agreement with Kevin R. Haugh dated July 24, 2011, filed as Exhibit 10.54. **

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

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

L.B. FOSTER COMPANY
(Registrant)

Date: November 9, 2011	By: /s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial and Accounting Officer and Treasurer
(Duly Authorized Officer of Registrant)