Form 10-K
FOSTER L B CO
filed 2012-03-15
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2011

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _____

Commission File Number	0-10436

L. B. FOSTER COMPANY
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1324733
(State of Incorporation)	(I.R.S. Employer Identification No.)

415 Holiday Drive, Pittsburgh, Pennsylvania	15220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(412) 928-3417

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.01	NASDAQ Global Select Market
Preferred Stock Purchase Rights	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[ ] Yes	[X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	[ ] Yes	[X] No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $324,649,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2012
Common Stock, Par Value $0.01	10,253,438 shares

Documents Incorporated by Reference:
Portions of the Proxy Statement prepared for the 2012 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

PART II

PART III

PART IV

EX 3.2
EX 10.14
EX 10.15
EX 10.15.1
EX 21
EX 23
EX 31.1
EX 31.2
EX 32.0
EX 101

Forward Looking Statements

Disclosures in this Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Statements that do not relate strictly to historical or current facts are forward-looking. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. Actual results could differ materially from the results anticipated in any forward-looking statement.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company has based these forward-looking statements on current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, an economic slowdown in the markets we serve; a decrease in freight or passenger rail traffic; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; resolution of the product claim and the United States Department of Transportation Inspector General subpoena.  The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth under Item 1A, "Risk Factors" and elsewhere in this Form 10-K.

The forward looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1. BUSINESS

Summary Description of Businesses

Formed in 1902, L. B. Foster Company is a Pennsylvania corporation with its principal office in Pittsburgh, PA.  L. B. Foster Company is a leading manufacturer, fabricator and distributor of products and services for the rail, construction, energy and utility markets.  As used herein, “Foster” or the “Company” means L. B. Foster Company and its divisions and subsidiaries, unless the context otherwise requires.  The Company classifies its activities into three business segments:  Rail products, Construction products, and Tubular products.  Financial information concerning the segments is set forth in Item 8, Note 2 to the financial statements included herein, which is incorporated by reference into this Item 1.

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

More information concerning the Company’s liquidity and capital resources and the Company’s working capital requirements can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and results of operations.

The Company has a joint venture, L B Pipe & Coupling Products, LLC, with L B Industries, Inc.  The Company and L B Industries each have a 45% ownership interest.  This venture manufactures, markets and sells various products for the energy, utility and construction markets.  More information concerning the joint venture is set forth in Item 8, Note 8 to the financial statements included herein, which is incorporated by reference into this Item 1.

The following table shows, for the last three fiscal years, the net sales generated by each of the current business segments as a percentage of total net sales.

	Percentage of Net Sales
	2011	2010	2009
Rail Products	55%	45%	46%
Construction Products	40	49	49
Tubular Products	5	6	5
	100%	100%	100%

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

The Company’s Portec subsidiary, acquired on December 15, 2010, engineers, manufactures and assembles friction management products, railway wayside data collection and management systems and engineers and sells securement systems and related products.  It also manufactures stick friction modifiers and related application systems.

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

JOINT VENTURE

In May 2009, the Company completed the formation of a joint venture with L B Industries, Inc. for a period of 9.5 years.  The Company and L B Industries each have a 45% ownership interest in the joint venture, L B Pipe & Coupling Products, LLC.  The Company has made all of its mandatory capital contributions under the joint venture agreement totaling $3.0 million.

This venture commenced operations in 2010 and manufactures, markets and sells various products for the energy, utility and construction markets.

MARKETING AND COMPETITION

L. B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States, Canada and the United Kingdom through a sales force of 74 people.  The Company utilizes a network of agents across Europe, South America and Asia to supplement its internal sales force to reach current customers and cultivate potential customers in these areas.  The Company maintains 15 sales offices and 21 warehouses, plant and yard facilities located throughout the United States, Canada and the United Kingdom.  For the years ended 2011, 2010 and 2009, approximately 15%, 5% and 3%, respectively, of the Company’s total sales were outside the United States.

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

BACKLOG

The dollar amount of firm, unfilled customer orders at December 31, 2011 and 2010 by business segment follows:
	December 31,
	2011	2010
	In thousands
Rail Products	$68,103	$86,404
Construction Products	66,555	102,173
Tubular Products	10,784	720
Total	$145,442	$189,297

Approximately 2% of the December 31, 2011 backlog is related to projects that will extend beyond 2012.

RESEARCH AND DEVELOPMENT

Expenditures for research and development totaled $1.9 million in 2011 and $0.3 million in 2010.  These 2011 expenditures were predominately associated with the Company’s friction management and railroad monitoring system products.

PATENTS AND TRADEMARKS

The Company owns a number of United States, Canadian and international patents and trademarks. The Company has several patents on its friction management products, such as the Protector® IV application system, along with a significant number of patents related to its friction modifier product lines at Kelsan Technologies, which are of material importance to the business as a whole. We believe that, in the aggregate, our patents and trademarks give us a competitive advantage. We also rely on a combination of trade secrets and other intellectual property laws, non-disclosure agreements and other protective measures to establish and protect our proprietary rights in intellectual property.

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

In February 2010, the Securities and Exchange Commission published guidance regarding its existing disclosure requirements as they apply to climate change matters.  A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change including pending U.S. legislation that, if enacted, would limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions.  In addition, the U. S. Environmental Protection Agency has for the first time required large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions.  Assessments of the potential impact, either positive or negative, of future climate change legislation, regulation and international treaties and accords are uncertain, given that these regulatory mechanisms may be either voluntary or legislated and may impact our operations directly or indirectly through our suppliers or customers.

See Item 3, Legal Proceedings, for information regarding the Company’s environmental reserves.

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 2011, the Company had 845 employees, of whom 88 were located in Canada, 56 were located in the United Kingdom with the remaining located in the United States.  There were 419 hourly production workers and 426 salaried employees.  Of these hourly production workers, approximately 190 are represented by unions.  The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

Substantially all of the Company’s hourly paid employees are covered by one of the Company’s noncontributory, defined benefit plans or defined contribution plans.  Substantially all of the Company’s salaried employees are covered by defined contribution plans.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information concerning information about geographic areas is set forth in Item 8, Note 2 to the financial statements included herein, which is incorporated by reference into this Item 1.

FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information concerning information about segments is set forth in Item 8, Note 2 to the financial statements included herein, which is incorporated by reference into this Item 1.

AVAILABLE INFORMATION

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

We are dependent upon key customers.
The Company could be adversely affected by changes in the business or financial condition of a customer or customers.  A significant decrease in capital spending by our railroad customers could negatively impact our product revenue.  No assurances can be given that a significant downturn in the business or financial condition of a customer, or customers, would not impact our results of operations and/or financial condition.

In July 2011 the Union Pacific Railroad (UPRR) notified the Company and its CXT subsidiary of a warranty claim under CXT's 2005 supply contract relating to the sale of prestressed concrete railroad ties for the UPRR.  Based on the non-specific nature of the UPRR’s assertion and the Company’s current inability to verify the claims, the Company is unable to determine a range of reasonably possible outcomes regarding this potential exposure matter. As a result, no accruals were made as a result of this claim as the impact, if any, cannot be reasonably estimated at this time. No assurances can be given regarding the ultimate outcome of this matter.  The ultimate resolution of this matter could have a material, adverse impact on our financial statements, results of operations, liquidity and capital resources.

The Company’s CXT Rail operation and ARP division are dependent on the UPRR for a significant portion of their business.  The CXT Rail operation was awarded a long-term contract in 2005 from the UPRR for the supply of prestressed concrete railroad ties.  CXT Rail completed construction of a new facility in Tucson, AZ in 2006 to accommodate the contract’s requirements.  UPRR has agreed to purchase minimum annual quantities from the Tucson, AZ facility through December 2012.  In December 2010, the UPRR opted not to extend the supply agreement for the Grand Island, NE plant and we closed the plant in February 2012.  No assurances can be given on whether the existing UPRR product warranty claim will adversely impact the Company’s ability to extend the supply agreement with the Tucson, AZ facility.

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

Certain segments of our business depend on a small number of suppliers.  The loss of any such supplier could have a material adverse effect on our business, financial condition and result of operations.
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
We have a joint venture with L B Industries, Inc. and another party to manufacture, market and sell various products for the energy, utility and construction markets.  In connection with the joint venture agreement, we were required to make capital contributions of $3.0 million, which the Company met in 2011.  No assurances can be given that additional capital contributions will not be required or that the joint venture will perform in accordance with our expectations.

Labor disputes may have a material adverse effect on our operations and profitability.
Four of the Company’s manufacturing facilities are staffed by employees represented by labor unions.  These approximately 190 employees are currently working under three separate collective bargaining agreements.

In September 2011, we negotiated the renewal of the collective bargaining agreement with our Spokane, WA workforce represented by the United Steelworkers Local Number 338.  This agreement, covering approximately 100 employees, expires in September 2014.

In October 2010, we negotiated the renewal of the collective bargaining agreement with our Bedford, PA workforce represented by the Shopman’s Local Union Number 527.  This agreement, covering approximately 70 employees, expires in March 2014.

The collective bargaining agreement with our St. Jean, Quebec, Canada workforce is represented by the Canadian Steel Workers Union Local Number 9443.  This agreement, covering approximately 20 employees, expires in August 2013.

These collective bargaining agreements forbid the respective labor organizations from endorsing any work stoppage during the life of the agreements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The location and general description of the principal properties which are owned or leased by L. B. Foster Company, together with the segment of the Company’s business using the properties, are set forth in the following table:

Location	Function	Acres	Business Segment	Lease Expires
Bedford, PA	Bridge component fabricating plant.	10	Construction	Owned
Birmingham, AL	Pipe coating facility.	32	Tubular	2017
Columbia City, IN	Rail processing facility and yard storage.	22	Rail	Owned
Georgetown, MA	Bridge component fabricating plant.	11	Construction	Owned
Hillsboro, TX	Precast concrete facility.	9	Construction	Owned
Houston, TX	Yard storage.	20	Tubular, Rail and Construction	2018
Kenova, WV	Shipping systems facility.	N/A	Rail	2014
Leicester, United Kingdom	Material handling manufacturing plant.	N/A	Rail	2014
Magnolia, TX	Threading facility and joint venture manufacturing facility.	35	Tubular	Owned
Niles, OH	Rail fabrication. Yard storage.	35	Rail	Owned
Burnaby, British Columbia, Canada	Friction management products plant.	N/A	Rail	2021
Petersburg, VA	Piling storage facility.	48	Construction	Owned
Pueblo, CO	Rail joint manufacturing.	9	Rail	Owned
Saint-Jean-sur-Richelieu, Quebec, Canada	Rail anchors and track spikes manufacturing plant.	17	Rail	Owned
Sheffield, United Kingdom	Track component and friction management products facility.	N/A	Rail	2019
Spokane, WA	CXT concrete tie plant.	13	Rail	2015
Spokane, WA	Precast concrete facility.	5	Construction	2015
Tucson, AZ	CXT concrete tie plant.	19	Rail	2012

Included in the above property listing are locations for which there is no acreage included in the lease.  These properties have been indicated as “N/A.”

The Company provided notice to the landlord of the Houston, TX facility that the Company will terminate the lease effective April 30, 2012.

The Company has entered into discussions with the UPRR in regards to extending the concrete tie supply agreement for it’s Tucson, AZ facility.  This agreement and the related lease expire on December 31, 2012.

Including the properties listed above, the Company has 15 sales offices, including its headquarters in Pittsburgh, PA and four business offices acquired through the Portec acquisition, and 21 warehouses, plant and yard facilities located throughout the United States, Canada and United Kingdom.  The Company’s facilities are in good condition.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not subject to any material environmental or legal proceedings.  As of December 31, 2011 and 2010, the Company maintained environmental and litigation reserves approximating $2,184,000 and $2,799,000, respectively.  More information regarding the Company’s other commitments and contingencies is set forth in Item 8, Note 21.

ITEM 4.  MINE SAFETY DISCLOSURES

This item is not applicable to the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is set forth below.

Name	Age	Position
Robert P. Bauer	53	President and Chief Executive Officer
Merry L. Brumbaugh	54	Vice President – Tubular Products
Joseph S. Cancilla	46	Vice President, General Counsel and Secretary
Samuel K. Fisher	59	Vice President – Rail Distribution
Donald L. Foster	56	Senior Vice President – Construction Products
Kevin R. Haugh	55	Vice President– CXT Concrete Products
John F. Kasel	47	Senior Vice President – Operations and Manufacturing
Brian H. Kelly	52	Vice President – Human Resources
Gregory W. Lippard	43	Vice President – Rail Product Sales
Konstantinos Papazoglou	59	Vice President – Friction Management
Linda K. Patterson	62	Controller
David J. Russo	53	Senior Vice President, Chief Financial and Accounting Officer and Treasurer
David R. Sauder	41	Vice President – Global Business Development

Mr. Bauer was elected President and Chief Executive Officer upon joining the Company in February 2012.  Prior to joining the Company, Mr. Bauer previously served from June 1, 2011 as President of the Refrigeration Division of the Climate Technologies business of Emerson Electric Co., a diversified global manufacturing and technology company.  From January 1, 2002 until May 31, 2011, Mr. Bauer served as President of Emerson Network Power’s Liebert Division.

Ms. Brumbaugh was elected Vice President – Tubular Products in November 2004, having previously served as General Manager, Coated Products since 1996.  Ms. Brumbaugh has served in various capacities with the Company since her initial employment in 1980.

Mr. Cancilla was elected Vice President, General Counsel and Secretary upon joining the Company in August 2011.  Prior to joining the Company, Mr. Cancilla was employed by Siemens Industry, Inc. from July 2007 until July 2011 as Counsel to the company’s water and wastewater treatment technologies and metal technologies business units.  Prior to that, he was Corporate Counsel for Wheeling-Pittsburgh Steel Corporation from May 2005 to June 2007 and Associate Counsel for Alcoa Inc. from May 2003 to May 2005.  He began his law career with Buchanan Ingersoll Professional Corporation as an associate attorney in the Firm’s Corporate Finance practice group from September 1999 to May 2003.

Mr. Fisher’s title was changed to Vice President – Rail Distribution effective January 2011, as part of organizational changes within the Rail Products segment, having previously served as Senior Vice President – Rail since October 2002.  From June 2000 until October 2002, Mr. Fisher served as Senior Vice President – Product Management.  From October 1997 until June 2000, Mr. Fisher served as Vice President – Rail Procurement.  Prior to October 1997, Mr. Fisher served in various other capacities with the Company since his employment in 1977.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market Information

The Company had 492 common shareholders of record on February 17, 2012.  Common stock prices are quoted daily through the NASDAQ Global Select Market quotation service (Symbol FSTR).  The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:

	2011			2010
Quarter	High	Low	Dividends	High	Low	Dividends
First	$43.15	$37.76	$0.025	$32.49	$25.21	$0.00
Second	43.58	30.22	0.025	32.48	25.92	0.00
Third	38.44	16.94	0.025	31.69	25.52	0.00
Fourth	30.18	21.02	0.025	41.00	28.09	0.00

Dividends

The Company’s credit facility permits it to pay dividends and distributions and make redemptions with respect to its stock providing no event of default or potential default (as defined in the facility agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption.  Dividends, distributions, and redemptions are capped at $15.0 million per year when funds are drawn on the facility.  If no drawings on the facility exist, dividends, distributions, and redemptions in excess of $15.0 million per year are subjected to a limitation of $75.0 million in aggregate.  The $75.0 million aggregate limitation also includes certain loans, investments, and acquisitions.

Performance Graph

The following table compares total shareholder returns for the Company over the last five years to the NASDAQ Composite Index and the Company’s Peer Group assuming a $100 investment made on December 31, 2006.  Each of the three measures of cumulative total return assumes reinvestment of dividends.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

The Company’s Peer Group is composed of Michael Baker Corp., A.M. Castle & Co., Greenbrier Cos., Inc., Northwest Pipe Co, Texas Industries Inc. and Wabtec Corporation.  The Company’s peer group was established by selecting similar companies in the rail, construction and steel industries.

	Cumulative Total Return
	12/06	12/07	12/08	12/09	12/10	12/11
L.B. Foster Company	$100.00	$199.65	$120.73	$115.05	$158.01	$109.55
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
Peer Group	100.00	110.51	82.90	84.98	107.33	110.62

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding options,	under equity compensation
	outstanding options,	warrants and rights	plans (excluding securities
Plan Category	warrants and rights		to be issued upon exercise)

Equity compensation plans approved by shareholders	39,950	$8.94	321,653
Equity compensation plans not approved by shareholders	-	-	-
Total	39,950	$8.94	321,653

The Company awarded shares of its common stock to its outside directors on a biannual basis from June 2000 through January 2003 under an arrangement not approved by the Company’s shareholders.  A total of 22,984 shares of common stock were so awarded and this program has been terminated.  At the Company’s 2003 Annual Shareholders’ Meeting, a new plan was approved by the Company’s shareholders under which outside directors received 2,500 shares of the Company’s common stock at each annual shareholder meeting at which such outside director was elected or re-elected, commencing with the Company’s 2003 Annual Shareholders’ Meeting.  Through 2005 there were 30,000 shares issued under this plan.  This plan was discontinued on May 24, 2006 when the Company’s shareholders approved the 2006 Omnibus Incentive Plan.  Under the 2006 Omnibus Incentive Plan, non-employee directors automatically are awarded 3,500 shares, or a lesser amount determined by the directors, of the Company’s common stock at each annual shareholder meeting at which such non-employee director is elected or re-elected, commencing May 24, 2006.  Through December 31, 2011, there were 78,500 fully vested shares issued under the 2006 Omnibus Incentive Plan to non-employee directors.  Additionally, pursuant to the 2006 Omnibus Incentive Plan, during 2011, the Company issued to its officers approximately 20,000 fully-vested shares in lieu of a cash payment earned under the Three Year Incentive Plan.

The Company will repurchase shares of restricted stock when issued to pay for withholding taxes.  During 2011, the Company repurchased 5,813 shares for approximately $0.2 million.  During 2010, the Company repurchased 493 shares for less than $0.1 million.

Issuer Purchases of Equity Securities

On May 23, 2011, the Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common shares until December 31, 2013.  The Company did not purchase any of its equity securities during the fourth quarter of 2011.  During 2011, the Company purchased 278,655 shares totaling approximately $6.5 million.

The Company purchased 951,673 shares totaling approximately $28.3 million under previous authorization for repurchases under plans that expired on December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA
	Year Ended December 31,
Income Statement Data	2011 (1) (2)	2010 (3)	2009 (4)	2008 (5)	2007 (6)
	(All amounts are in thousands, except per share data)
Net sales	$590,926	$475,050	$404,020	$539,236	$528,200
Operating profit	$32,096	$31,995	$24,357	$39,249	$38,980
Income from continuing operations	$22,895	$20,492	$15,727	$27,746	$110,724
Loss from discontinued
operations, net of tax	-	-	-	-	(31)
Net income	$22,895	$20,492	$15,727	$27,746	$110,693
Basic earnings per common share:
Continuing operations	$2.24	$2.01	$1.55	$2.60	$10.39
Discontinued operations	-	-	-	-	-
Basic earnings per common share	$2.24	$2.01	$1.55	$2.60	$10.39
Diluted earnings per common share:
Continuing operations	$2.22	$1.98	$1.53	$2.57	$10.09
Discontinued operations	-	-	-	-	-
Diluted earnings per common share	$2.22	$1.98	$1.53	$2.57	$10.09

(1)
2011 includes the results of Portec, which was acquired on December 15, 2010. More information about the acquisition of Portec can be found in Item 8, Note 3 to the financial statements included herein, which is incorporated by reference into this Item 6.

(2)	2011 includes a pre-tax gain of $577 associated with the early termination of the lease associated with the Company’s sale-leaseback transaction.
(3)	2010 includes a pre-tax gain of $1,364 associated with the remeasurement of the remaining Portec available-for-sale investment on the acquisition date.
(4)	2009 includes a pre-tax gain of $1,194 associated with the sale of available-for-sale marketable securities.
(5)
2008 includes pre-tax gains of $2,022 associated with the receipt of escrow proceeds related to the prior year sale of the Company’s Dakota, Minnesota and Eastern Railroad investment and $1,486 from the sale and lease-back of our threaded products facility in Houston, TX.

(6)	2007 includes $8,472 in dividend income and a $122,885 pre-tax gain due to the announcement and consummation, respectively, of the sale of the Company’s investment in the DM&E.

	December 31,
Balance Sheet Data	2011	2010	2009	2008	2007
	In thousands
Total assets	$379,894	$378,402	$331,594	$332,120	$330,772
Working capital	155,261	142,303	210,332	202,264	200,645
Long-term debt	51	2,399	13,197	21,734	28,056
Stockholders' equity	269,815	255,747	232,592	217,562	213,826

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

On February 1, 2012, we welcomed Mr. Robert P. Bauer as our new President and Chief Executive Officer.  Mr. Bauer replaced Stan L. Hasselbusch who, after serving as President and Chief Executive Officer for ten years, retired effective February 1, 2012.

During 2011, we undertook the following initiatives to enhance shareholder value:
•	We commenced a quarterly dividend of $0.025 per share.
•	We purchased 278,655 shares for $6.5 million under a $25.0 million share repurchase plan announced in May 2011.

In December 2010, the UPRR opted not to extend the supply agreement and lease for our Grand Island, NE tie facility.  Production for the remaining orders from this facility was completed during the first quarter of 2011.  We wound down operations and dismantled the facility during the first half of 2011 and closed the plant in February 2012.  As a result of this closure, we recorded within cost of goods sold approximately $4.4 million in charges consisting of a $3.0 million charge to fulfill a customer contractual obligation that could not be sourced from Grand Island, NE, a $0.8 million charge for unsalable concrete ties, and a $0.6 million charge for concrete ties supplied to a Midwestern transit agency.  Sales from this facility were $2.2 million in 2011 compared to $20.4 million in 2010.

In May 2011, we entered into a new $125.0 million revolving credit and security agreement with a group of four banks.  The agreement provides for a five-year, unsecured revolving credit facility that permits borrowing up to $125.0 million for the US Borrowers, including a sublimit of the equivalent of $15.0 million US dollars that is available to the Canadian Borrowers.  Providing no event of default exists, the agreement contains a provision that provides for an increase in the revolver facility of $50.0 million that can be allocated to existing or new Lenders if our borrowing requirements should grow.  The agreement also includes a sublimit of $20.0 million for the issuance of trade and standby letters of credit.

Finally, during 2011, we made substantial progress integrating Portec into our existing businesses to leverage off of each company’s core competencies, merge certain administrative functions and reduce duplicative costs.

2011 Developments

Union Pacific Railroad Product Warranty Claim

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

Since late July 2011, the Company and CXT have been working with material scientists and prestressed concrete experts, who have been testing a representative sample of Grand Island concrete ties.  While this testing is not complete, we have not identified any appreciable defects in workmanship.  Additionally, a customer of the UPRR has claimed that a representative sample of ties manufactured by our Grand Island facility have failed a test contained in our product specification.  As a result of this specific allegation, the UPRR has informed the Company that they currently intend to remove approximately 115,000 ties from track, which are a subset of ties subject to the July 12, 2011 claim.  We are reviewing this claim and, while our review is not complete, we continue to believe that these ties do not have a material deviation from our contractual specifications.  We expect that the testing required to address this product specification issue will be completed sometime during the latter part of the second quarter of 2012; however, we expect that we will continue to work collaboratively with the UPRR to address their overall product claim for some time to come.

On January 11, 2012, CXT received a subpoena from the United States Department of Transportation Inspector General (“IG”) requesting records related to its manufacture of concrete railroad ties in Grand Island, Nebraska.  We believe that this subpoena relates to the same set of circumstances giving rise to the UPRR product claim.  CXT and the Company intend to cooperate fully with the IG.  We cannot predict what impact, if any, this investigation will have on the UPRR’s product claim.

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

Portec acquisition

Included in our 2011 Rail Products Segment are the results of operations for our Portec subsidiary.  We acquired Portec on December 15, 2010 for approximately $113.3 million in cash.  Portec reported net sales of $106.1 million, gross profit of $36.0 million, total expenses of $25.3 million and net income of $8.6 million for the year ended December 31, 2011.  The 2010 acquisition period consisted of approximately two weeks from the acquisition date through December 31, 2010.  Therefore, the results of operations portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations will not include a substantive comparison of the Portec results.  Portec contributed $4.8 million in net sales, $0.6 million in gross profit and a net loss of $(0.2) million in the two week period from the acquisition date through December 31, 2010.

Other Matters

We recorded incremental warranty charges of approximately $1.8 million during the 2011 fourth quarter, a portion of which was related to a product issue with a transit authority and the remainder for concrete ties based on historical claim experience.  No charges have been recorded related specifically for the UPRR product claim dated July 12, 2011.  These charges were recorded within cost of goods sold and reported through our Rail Products segment.

During 2011, we provided the lessor of our Houston, TX property with written notice of our termination of the lease in its entirety effective April 30, 2012.  As a result of this termination, we recognized $577,000 of previously deferred gain.  At December 31, 2011, approximately $457,000 of unrecognized deferred gain is being amortized over the remaining life of the lease.

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

The threaded products unit, located in Magnolia, TX, cuts, threads and paints pipe primarily for water well applications for the agriculture industry and municipal water authorities.

Joint Venture
In May 2009, the Company completed the formation of a joint venture with L B Industries, Inc. for a period of 9.5 years.  The Company and L B Industries each have a 45% ownership interest in the joint venture (JV), L B Pipe & Coupling Products, LLC.  The Company has made all of its mandatory capital contributions under the joint venture agreement totaling $3.0 million.

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

Goodwill – Goodwill is required to be tested for impairment at least annually. The Company performs its annual impairment test as of October 1st and more frequently when indicators of impairment are present. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss.  This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill.  If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss equal to the excess is recorded as a component of continuing operations.  The Company uses a combination of market approach and a discounted cash flow model (DCF model) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes. The Company considers historical experience and available information at the time the fair values of its business are estimated. However, actual amounts realized may differ from those used to evaluate the impairment of goodwill. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, the Company may be exposed to impairment losses that could be material to our results of operations.  There were no goodwill impairments recorded during the three years ended December 31, 2011.

Asset impairment – The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable.  The Company applies the guidance in FASB ASC 360-10-35, and related guidance, in order to determine whether or not an asset is impaired.  This guidance indicates that if the sum of the future expected cash flows associated with an asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements.  The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.  The Company believes that the accounting estimate related to asset impairment is a “critical accounting estimate” as it is highly susceptible to change from period to period and because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years.  These assumptions impact the amount of an impairment, which would have an impact on the income statement.  There were no asset impairments recorded during the three years ended December 31, 2011.

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

The Company believes that the accounting estimate related to the allowance for bad debts is a “critical accounting estimate” because the underlying assumptions used for the allowance can change from period to period and the allowance could potentially cause a material impact to the income statement.  Specific customer circumstances and general economic conditions may vary significantly from management’s assumptions and may impact expected earnings.  At December 31, 2011 and 2010, the Company maintained an allowance for bad debts of $1.8 million and $1.6 million, respectively.

Product Warranty – The Company maintains a current warranty for the repair or replacement of defective products.  For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales.  For long-term construction projects, a warranty is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims.  The Company believes that this is a “critical accounting estimate” because the underlying assumptions used to calculate the warranty can change from period to period.  At December 31, 2011 and 2010, the product warranty was $6.6 million and $4.4 million, respectively.  For additional information regarding the Company’s product warranty, refer to Part II, Item 8, Footnote 21 “Commitments and Contingent Liabilities.”

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

Revenue Recognition – The Company’s revenues are composed of product sales and products and services provided under long-term contracts.  For product sales, the Company recognizes revenue upon transfer of title to the customer.  Title generally passes to the customer upon shipment.  In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.  Shipping and handling costs are included in cost of goods sold. Revenues for products under long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs.  For certain products, the percentage of completion is based upon actual labor costs to estimated total labor costs. Revenues recognized using percentage of completion were less than 10% of the Company’s consolidated revenues for the year ended December 31, 2011.  With the addition of Portec, the contribution of revenues recognized using percentage of completion is expected to continue to decline in future periods.

Pension Plans – The calculation of the Company’s net periodic benefit cost (pension expense) and benefit obligation (pension liability) associated with its defined benefit pension plans (pension plans) requires the use of a number of assumptions that the Company deems to be “critical accounting estimates.”  Changes in these assumptions can result in a different pension expense and liability amounts, and future actual experience can differ significantly from the assumptions.  The Company believes that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the plan’s investment mix and the forecasted rates of return on these types of securities.  Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss.  The unrecognized actuarial gains or losses are amortized in accordance with applicable guidance, generally FASB ASC 712, “Compensation – Nonretirement postemployment benefits.”  The weighted average expected long-term rate of return determined by the Company for 2011 and 2010 pension expense was 6.70% and 7.75%, respectively.  Pension expense increases as the expected long-term rate of return decreases.

The assumed discount rate reflects the current rate at which the pension benefits could effectively be settled.  In estimating that rate, applicable guidance requires that the Company looks to rates of return on high quality, fixed income investments.  The Company’s pension liability increases as the discount rate is reduced.  Therefore, the decline in the assumed discount rate has the effect of increasing the Company’s pension obligation and future pension expense.  The weighted average assumed discount rate used by the Company was 4.50% and 5.50%, respectively, as of December 31, 2011 and 2010.

Deferred Tax Assets – The recognition of deferred tax assets requires management to make judgments regarding the future realization of these assets.   As prescribed by FASB ASC 740, “Income Taxes,” valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood more than 50%) that some portion or all of the deferred tax assets will not be realized.  This guidance requires management to evaluate positive and negative evidence regarding the recoverability of deferred tax assets.  Determination of whether the positive evidence outweighs the negative and quantification of the valuation allowance requires management to make estimates and judgments of future financial results.  The Company believes that these estimates and judgments are “critical accounting estimates.”

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

Refer to Part II, Item 8, Footnote 15, “Income Taxes.”   The Company’s ability to realize these tax benefits may affect the Company’s reported income tax expense and net income.

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

The Company’s operations are subject to national, state, foreign, provincial, and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, regulated materials and waste, and that impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals, or other releases of hazardous substances or materials. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. Estimates are not reduced by potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties or as amounts are received. Established reserves are periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations. As of December 31, 2011 and 2010, the Company maintained environmental and legal contingency reserves approximating $2.2 million and $2.8 million, respectively.

Refer to Part II, Item 8, Footnote 21, “Commitments and Contingent Liabilities.”

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  The update is effective for interim and annual periods beginning after December 15, 2011.  The guidance will have no impact on the Company’s financial condition or results of operations.

Quarterly Results of Operations

	Three Months Ended		Percent of Total Net Revenues		Percent
	December 31,		Three Months Ended December 31,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Net Sales:
Rail Products	$76,054	$63,598	55.4%	43.0%	19.6%
Construction Products	53,077	77,365	38.6	52.3	(31.4)
Tubular Products	8,288	7,020	6.0	4.7	18.1
Total Net Sales	$137,419	$147,983	100.0%	100.0%	(7.1	) %

	Three Months Ended		Gross Profit Percentage		Percent
	December 31,		Three Months Ended December 31,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Gross Profit:
Rail Products	$17,098	$7,837	22.5%	12.3%	118.2%
Construction Products	9,015	11,580	17.0	15.0	(22.2)
Tubular Products	2,706	1,830	32.6	26.1	47.9
LIFO (Expense)/Credit	(1,042)	852	(0.8)	0.6	(222.3)
Other (Expense)/Income	(165)	54	(0.1)	0.0	**
Total Gross Profit	$27,612	$22,153	20.1%	15.0%	24.6%

	Three Months Ended		Percent of Total Net Revenues		Percent
	December 31,		Three Months Ended December 31,		Increase/(Decrease)
	2011	2010	2011	2010	2011 vs. 2010
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$17,548	$12,510	12.8%	8.5%	40.3%
Amortization Expense	701	253	0.5	0.2	177.1
Interest Expense	179	306	0.1	0.2	(41.5)
Interest Income	(97)	(108)	(0.1)	(0.1)	(10.2)
Equity in Gains of Nonconsolidated Investments	(138)	(59)	(0.1)	(0.0)	**
Loss on Foreign Exchange	248	82	0.2	0.1	**
Gain on Marketable Securities	0	(1,364)	0.0	(0.9)	**
Other Income	(365)	(79)	(0.3)	(0.1)	**
Total Expenses	18,076	11,541	13.2%	7.8%	56.6%

Income Before Income Taxes	9,536	10,612	6.9%	7.2%	(10.1	) %
Income Tax Expense	3,433	4,373	2.5	3.0	(21.5)

Net Income	$6,103	$6,239	4.4%	4.2%	(2.2	) %

**	Results of calculation are not meaningful for presentation purposes.

Fourth Quarter 2011 Compared to Fourth Quarter 2010 – Company Analysis

Diluted earnings per share for the fourth quarter of 2011 were $0.60, even with diluted earnings per share for the fourth quarter of 2010.  Both gross profit and gross profit margin increased due to the inclusion of Portec’s results, partially offset by an unfavorable LIFO charge to gross profit during the current period.  This similar adjustment for LIFO reserve requirements had a positive impact for the prior year period.

The addition of Portec resulted in increased selling and administrative expenses of approximately $4.9 million.  Exclusive of the impact of Portec, selling and administrative expenses in the 2011 period increased approximately $0.2 million due mainly to approximately $1.4 million in testing expenses for material scientists and prestressed concrete experts related to the UPRR product warranty claim.

As a result of the acquisition of Portec, amortization expense increased by approximately $0.4 million and we recognized increased transactional foreign exchange losses for the three months ended December 31, 2011 primarily related to fluctuations in the exchange rates between the Canadian dollar and the United States dollar.

Also, we recognized more previously deferred gains associated with the early termination of a lease for our threaded products facility in Houston, TX.  Finally, having a positive impact in the 2010 fourth quarter was the recognition of a $1.4 million pre-tax gain associated with the remeasurement of our holding of Portec equity securities prior to our December 15, 2010 acquisition.

The effective income tax rate in the fourth quarter of 2011 was 36.0% compared to 41.2% in the prior year quarter.  The decrease was primarily due to lower statutory tax rates related to the foreign operations acquired in the Portec business combination.

Results of Operations – Segment Analysis

Rail Products

	Three Months Ended			Percent
	December 31,		Increase/(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$76,054	$63,598	$12,456	19.6%

Gross Profit	$17,098	$7,837	$9,261	118.2%
Gross Profit Percentage	22.5%	12.3%	10.2%	82.4%

Fourth Quarter 2011 Compared to Fourth Quarter 2010

Exclusive of the impact of Portec ($23.1 million), our Rail Products segment 2011 sales decreased approximately $10.6 million from the 2010 fourth quarter.  While our operational tie plants both experienced concrete tie volume increases in the current quarter, they did not overcome the loss of sales from the closure of our Grand Island, NE facility.  Additionally, our rail distribution business experienced a reduction in volumes sold, primarily from our decision to deemphasize the relay rail business.  The 2010 quarter also included a large new rail project which was completed prior to the 2011 quarter.

Portec delivered approximately $10.2 million in gross profit increases, while Foster Rail gross profit decreased by $1.0 million.  Exclusive of the impact of Portec, our Rail Products gross profit margin would have increased approximately 70 basis points as compared to the 2010 quarter.

Our transit products division drove this 2011 increase due mainly to product mix compared to the prior year quarter.  Additionally, while our rail distribution business had reduced volumes, offsetting this were price increases which delivered gross profit margin expansion over the prior year period.  Mitigating these favorable improvements were the adverse cost of sales charges recorded by CXT.  Mainly related to our now closed Grand Island, NE facility, this division recorded additional concrete tie warranty charges of approximately $1.8 million in the 2011 quarter, a portion of which was related to a product issue with a transit authority and the remainder for concrete ties based on historical claim experience.  No charges have been recorded related specifically for the UPRR product claim described previously.

Construction Products

	Three Months Ended			Percent
	December 31,		Increase/(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$53,077	$77,365	$(24,288)	(31.4)%

Gross Profit	$9,015	$11,580	$(2,565)	(22.2)%
Gross Profit Percentage	17.0%	15.0%	2.0%	13.5%

Fourth Quarter 2011 Compared to Fourth Quarter 2010

Our Construction Products backlog has been approximately 30-35% lower over the last few quarters.  Additionally, new orders in the 2011 fourth quarter have decreased approximately 26.2% from the 2010 period.  These cumulative effects have resulted in negative impacts on sales and gross profit in the current quarter.

The 2011 fourth quarter sales were negatively impacted by lower piling volumes and, to a lesser extent, lower concrete buildings volumes.  The loss of federal stimulus spending led to more normalized sales of concrete buildings, a decrease of approximately 48% over the 2010 quarter.

Product mix within our piling division had an unfavorable impact on the prior year quarter, but drove the overall increase in gross profit margin for the segment in 2011.  This margin increase, albeit over decreased volumes, fully offset margin declines in our concrete buildings division due to increased unfavorable manufacturing variances resulting from reduced sales volumes.

Tubular Products

	Three Months Ended			Percent
	December 31,		Increase/(Decrease)	Increase/(Decrease)
	2011	2010	2011 vs. 2010	2011 vs. 2010
	Dollars in thousands
Net Sales	$8,288	$7,020	$1,268	18.1%

Gross Profit	$2,706	$1,830	$876	47.9%
Gross Profit Percentage	32.6%	26.1%	6.6%	25.2%

Fourth Quarter 2011 Compared to Fourth Quarter 2010

The improvement in the 2011 quarter was driven by our coated pipe division.  Increased sales volumes allowed us to leverage plant and other operating efficiencies in the 2011 quarter.  Our threaded products division sales and gross profit were flat with the prior year period, however gross profit margin was negatively impacted by expenses associated with moving the threading operation from Houston, TX to Magnolia, TX.

Year-to-date Results of Operations

	Twelve Months Ended			Percent of Total Net Revenues			Percent
	December 31,			Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	Dollars in thousands
Net Sales:
Rail Products	$323,475	$212,240	$186,401	54.7%	44.7%	46.1%	52.4%	13.9%
Construction Products	234,981	235,591	196,480	39.8	49.6	48.6	(0.3)	19.9
Tubular Products	32,470	27,219	21,139	5.5	5.7	5.2	19.3	28.8
Total Net Sales	$590,926	$475,050	$404,020	100.0%	100.0%	100.0%	24.4%	17.6%

	Twelve Months Ended			Gross Profit Percentage			Percent
	December 31,			Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	Dollars in thousands
Gross Profit:
Rail Products	$60,263	$27,352	$16,056	18.6%	12.9%	8.6%	120.3%	70.4%
Construction Products	36,687	40,381	33,390	15.6	17.1	17.0	(9.1)	20.9
Tubular Products	8,850	5,782	1,148	27.3	21.2	5.4	53.1	403.7
LIFO (Expense)/Credit	(2,183)	2,276	11,039	(0.4)	0.5	2.7	(195.9)	(79.4)
Other	(1,465)	(1,208)	(1,775)	(0.2)	(0.3)	(0.4)	21.3	(31.9)
Total Gross Profit	$102,152	$74,583	$59,858	17.3%	15.7%	14.8%	37.0%	24.6%

	Twelve Months Ended			Percent of Total Net Revenues			Percent
	December 31,			Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$67,238	$42,143	$35,488	11.4%	8.9%	8.8%	59.5%	18.8%
Amortization Expense	2,818	445	13	0.5	0.1	0.0	**	**
Interest Expense	622	1,003	1,292	0.1	0.2	0.3	(38.0)	(22.4)
Interest Income	(321)	(403)	(789)	(0.1)	(0.1)	(0.2)	**	**
Equity in (Gains)/ Losses of Nonconsolidated Investment	(708)	213	0	(0.1)	0.0	0.0	**	**
Gain on Marketable Securities	0	(1,364)	(1,194)	0.0	(0.3)	(0.3)	**	**
(Gain)/Loss on Foreign Exchange	(245)	82	0	0.0	0.0	0.0	**	**
Other Income	(1,191)	(278)	(435)	(0.2)	(0.1)	(0.1)	**	**
Total Expenses	68,213	41,841	34,375	11.5%	8.8%	8.5%	63.0%	21.7%

Income Before Income Taxes	33,939	32,742	25,483	5.7%	6.9%	6.3%	3.7%	28.5%
Income Tax Expense	11,044	12,250	9,756	1.9	2.6	2.4	(9.8)	25.6
Net Income	$22,895	$20,492	$15,727	3.9%	4.3%	3.9%	11.7%	30.3%
**	Results of calculation are not material for presentation purposes.

The Year 2011 Compared to the Year 2010 – Company Analysis

Diluted earnings per share for 2011 were $2.22 which compares favorably to diluted earnings per share of $1.98 for 2010.  Gross Profit increased due to the inclusion of Portec’s results for the full year in 2011, partially offset by significantly reduced gross profits at our concrete buildings division and also to the charges taken related to our Grand Island concrete tie manufacturing facility.

Approximately $22.1 million of the increase in selling and administrative expenses relates to Portec.  Exclusive of the impact of Portec, selling and administrative expenses in the 2011 period increased approximately $3.0 million due primarily to higher outside services expenses ($2.0 million) and higher salaries ($1.0 million).  We recognized approximately $1.4 million for testing expenses associated with the UPRR product warranty claim, $1.5 million in Portec integration costs and $0.5 million associated with other outside service providers in 2011.  These increased expenses offset the elimination of the approximately $2.4 million in acquisition costs we recognized during 2010.

The acquisition of Portec led to the increase in amortization expense and our recognition of transactional foreign exchange gains.

Included in net income for the current period is our 45% share of the income from our equity investment in the JV, which is reported as “Equity in (Income)/Loss of Nonconsolidated Investment.”  As the JV had not yet commenced significant revenue-generating activities, we recorded our share of its start-up related expenses in 2010.

The increased amount we recognized during 2011 from the deferred gain related to a revision in the remaining term of the operating lease associated with our Houston, TX sale-leaseback transaction mitigated the reduction in pre-tax gains we recognized in connection with our acquisition of Portec.

The effective income tax rate for 2011 was 32.5% compared to 37.4% in 2010.  The decrease was primarily due to lower statutory tax rates related to the foreign operations acquired in the Portec business combination, the release of $0.1 million of reserves for uncertain tax positions due to the expiration of the statute of limitations and the receipt of $0.9 million in certain state income tax refunds.

The Year 2010 Compared to the Year 2009 – Company Analysis

Net income for 2010 was $1.98 per diluted share, compared to net income of $1.53 per diluted share for 2009.  While 2009 included a pre-tax gain of $1.2 million on the sale of a portion of our investment in Portec, 2010 included a pre-tax gain of $1.4 million recognized on the remaining available-for-sale investment due to the requirement to remeasure its fair value on the acquisition date.  The 2010 improvement in gross profit is due, in part, to negative adjustments of approximately $5.3 million taken in the 2009 period related to concrete tie issues as well as a significant 2010 improvement in manufacturing variances.  Gross profit also increased over 2009 due to a favorable $1.8 million resolution of a supply chain dispute.  We account for a portion of our inventory under the LIFO method.  The LIFO reserve requirements can be positively or negatively impacted by falling or rising prices.  The credit to gross profit resulting from this LIFO adjustment was $8.8 million lower in 2010 than in 2009, as there was greater price volatility in the prior year.

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

Results of Operations – Segment Analysis

Rail Products

	Twelve Months Ended					Percent
	December 31,			Increase/(Decrease)		Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009	2011 vs. 2010	2010 vs. 2009
	Dollars in thousands

Net Sales	$323,475	$212,240	$186,401	$111,235	$25,839	52.4%	13.9%

Gross Profit	$60,263	$27,352	$16,056	$32,911	$11,296	120.3%	70.4%
Gross Profit Percentage	18.6%	12.9%	8.6%	5.7%	4.3%	44.6%	49.6%

The Year 2011 Compared to the Year 2010

Our acquisition of Portec increased our Rail Products segment 2011 sales by approximately $101.3 million.  Exclusive of the impact of Portec, our Rail Products segment 2011 sales increased approximately $9.9 million over the 2010 period.  Improved sales volumes within our rail distribution business led the segment’s sales growth.  While both of our operational tie plants had volume increases yielding sales growth of at least 40.0%, they could not overcome the loss of sales due to the closure of our Grand Island, NE facility.  This negative impact on segment sales partially mitigated the favorable growth from our rail distribution business.

Portec is responsible for the increase in our Rail Products segment gross profit margin.  Exclusive of the impact of Portec, our Rail Products gross profit margin would have decreased to 11.2% from 12.9% in 2010.  This decrease is related to the adverse charges we recorded related to our exit from Grand Island, NE and adjustments to tie warranty based on historical claim experience.  While none of these charges relate to the UPRR product warranty claim dated July 12, 2011 and related matters, a summary of the 2011 charges we recorded include:
•	$3.0 million to fulfill a customer contractual obligation,
•	$2.3 million for concrete tie warranty reserve requirements,
•	$0.8 million for unsalable inventory, and
•	$1.2 million for concrete ties supplied to a Midwestern transit agency.

Excluding these charges and the accretive impact of Portec, our Rail Products segment would have reported increased gross profit.

We believe that slowly but steadily increasing rail traffic and strong forecasted spending by the Class 1 Railroads bode well for continued strong results in our Rail Products segment and we will continue to work collaboratively with the UPRR in an effort to bring it’s product warranty claim to a satisfactory resolution.

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

Improvements in our Rail Products gross profit were due primarily to 2009 charges of $5.3 million related to concrete tie issues.  Gross profit also increased over 2009 due to a favorable $1.8 million resolution of a supply chain dispute.  Additionally, improvements in selling margins including improved material variances, as well as improved manufacturing variances, had a positive impact on 2010 reported results.  Lastly, while Portec increased our Rail Products segment gross profit by approximately $0.6 million, it had no impact on our gross profit margin.  Portec’s gross profit included an increase to cost of goods sold of $0.8 million related to recognition of a portion of the inventory step-up to fair value from Portec’s purchase price allocation.

Excluding the $5.3 million in concrete tie gross profit charges, our Rail Products segment gross profit would have increased approximately 140 basis points compared to the 2009 period.

Construction Products

	Twelve Months Ended					Percent
	December 31,			Increase/(Decrease)		Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009	2011 vs. 2010	2010 vs. 2009
	Dollars in thousands

Net Sales	$234,981	$235,591	$196,480	$(610)	$39,111	(0.3)%	19.9%

Gross Profit	$36,687	$40,381	$33,390	$(3,694)	$6,991	(9.1)%	20.9%
Gross Profit Percentage	15.6%	17.1%	17.0%	(1.5)%	0.1%	(8.9)%	0.9%

The Year 2011 Compared to the Year 2010

2011 was a mixed year for our Construction Products Segment with our piling and fabricated bridge division’s growth in sales being entirely offset by declines in our concrete buildings division.  The growth in piling was almost entirely due to increased volumes while 2011 was a record sales year for our fabricated bridge division.  However, in the absence of federal stimulus legislation, our concrete buildings division returned to normalized levels, having decreased approximately 40.8% from the 2010 period.

Our 2011 Construction Products Segment’s gross profit margin declined due to the flat performance reported by our piling division and due to sales volume reductions within our concrete buildings division.

We continue to have a mixed outlook for the markets we participate in under our Construction Products segment.  Our Piling backlog at December 31, 2011 is approximately 34% lower than last year and, while we do see certain projects moving forward, we expect every large project to be competitively bid.  While we expect another strong year in our fabricated products business, the backlog in that business is also down substantially and there can be significant lead times between winning a project and commencing production.   A number of other factors that may create further headwinds in these markets include:
•	Approximately 42 states currently have, or are projecting to have, fiscal year 2012 budget deficits.
•	2005 federal legislation, SAFETEA-LU, authorizing transportation construction funding which expired in September 2009 and has been temporarily extended through March 31, 2012.

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

Tubular Products

	Twelve Months Ended					Percent
	December 31,			Increase/(Decrease)		Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009	2011 vs. 2010	2010 vs. 2009
	Dollars in thousands

Net Sales	$32,470	$27,219	$21,139	$5,251	$6,080	19.3%	28.8%

Gross Profit	$8,850	$5,782	$1,148	$3,068	$4,634	53.1%	403.7%
Gross Profit Percentage	27.3%	21.2%	5.4%	6.0%	15.8%	28.3%	291.2%

The Year 2011 Compared to the Year 2010

Both our threaded products and coated products divisions reported strong growth in sales over 2010.  The coated products sales increase was due to increased volumes, while threaded products growth was due to volume increases from successfully penetrating new sales markets.

Our threaded products division’s improvement drove the overall increase in gross profit margin.  This growth came from improved volumes which favorably impacted manufacturing expenses.  To a lesser extent, this division also was negatively impacted in 2010 by a decision to exit the micropile market.

We anticipate robust activity levels in both of our Tubular Products divisions throughout 2012.

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

Liquidity and Capital Resources

The following table sets forth L.B. Foster’s capitalization:

	December 31,
	2011	2010
Debt:	In millions
Capital leases	$1.5	$2.9
IDSI acquisition notes	0.9	1.9
Total Debt	2.4	4.8
Equity	269.8	255.7
Total Capitalization	$272.2	$260.5

The Company’s need for liquidity relates primarily to seasonal working capital requirements, capital expenditures, joint venture capital obligations, strategic acquisitions, debt service obligations, share repurchases and dividends.

The following table summarizes the impact of these items during the past three years:

	December 31,
	2011	2010	2009
Liquidity needs:	In millions
Working capital and other assets and liabilities	$(7.9)	$28.7	$2.9
Common stock purchases	(6.5)	-	(1.9)
Dividends paid to common shareholders	(1.0)	-	-
Capital expenditures	(11.9)	(6.2)	(6.1)
Acquisitions, net of cash acquired	(9.0)	(90.8)	-
Capital contributions to JV	(0.8)	(0.8)	(1.4)
Repayments of term loan	-	(13.1)	(2.9)
Other long-term debt repayments	(2.4)	(10.3)	(6.1)
Cash interest paid	(0.5)	(0.8)	(1.1)
Net liquidity requirements	(40.0)	(93.3)	(16.6)
Liquidity sources:
Internally generated cash flows before interest paid	39.1	31.7	24.1
Proceeds from the sale of marketable securities	-	-	2.1
Proceeds from asset sales	-	10.2	-
Equity transactions	0.6	1.4	0.2
Other	(0.8)	-	-
Net liquidity sources	38.9	43.3	26.4
Net Change in Cash	$(1.1)	$(50.0)	$9.8

Cash Flow from Operating Activities

During 2011, cash provided by operations was $30.7 million compared to $59.5 million of cash provided by operations in 2010.  During 2011, net income and adjustments to net income provided $38.6 million compared to providing $30.7 million in 2010.  Working capital and other assets and liabilities used $7.9 million in 2011 compared to working capital and other assets and liabilities providing $28.7 million in 2010.  Prior year reductions in accounts receivable and inventory, net of a reduction in accounts payable, was the main reason cash from operations decreased during 2011.

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

Cash Flow from Investing Activities

The final cash payment of $9.0 million associated with our acquisition of Portec was paid in January 2011.  We incurred capital expenditures of $11.9 million in 2011 primarily for a new threading facility in Magnolia, TX, a new facility for our Kelsan friction management business in Vancouver, British Columbia, Canada, plant and yard upgrades and information technology infrastructure.  Also, we contributed an additional $0.8 million to our joint venture under the amended agreement.

We expect to generate cash flows from operations in 2012 in excess of capital expenditures, scheduled debt service payments, share repurchases and dividends.

Investing activities used $87.6 million during 2010 primarily from our acquisitions of Portec and IDSI, net of Portec cash acquired.  Capital expenditures totaled $6.2 million.  Also, we contributed an additional $0.8 million to our joint venture.  These uses were partially offset by the receipt of $10.2 million in proceeds related to the United States Department of Justice required divestiture of the Portec rail joint business.

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

Cash Flow from Financing Activities

We declared our first regular quarterly dividend of $0.025 per share beginning in 2011.  We also spent approximately $6.5 million to repurchase 278,655 common shares under the share repurchase program approved by our Board of Directors in May 2011.  There remains approximately $18.5 million under the May 2011 authorization expiring on December 31, 2013.

In connection with the receipt of the Portec rail joint business divestiture proceeds, we repaid all outstanding debt of Portec, approximating $7.5 million.  Additionally, we repaid our term loan of approximately $13.1 million in December 2010.

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

Financial Condition

As of December 31, 2011, we had approximately $73.7 million in cash and cash equivalents and a credit facility with $123.9 million of availability while carrying only $2.4 million in total debt.  As of December 31, 2011 we were in compliance with all of the credit agreement’s covenants.  We believe this capacity will afford us the flexibility to take advantage of opportunities as we explore both organic and external investment opportunities while successfully working to complete the integration of Portec.

Included within cash and cash equivalents are primarily investments in tax-free and taxable money market funds.  The money market funds include municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds.  Our priority continues to be short-term maturities and the preservation of our principal balances.  Approximately $28.6 million of our cash and cash equivalents is held in non-domestic bank accounts.  There are no material restrictions in converting those funds into other currencies and they are available to meet the liquidity needs of our foreign operations.
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

Tabular Disclosure of Contractual Obligations

A summary of the Company’s required payments under financial instruments and other commitments at December 31, 2011 are presented in the following table:

		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years
Contractual Cash Obligations	In thousands
Capital leases (1)	$1,490	$1,439	$50	$1	$0
Interest on capital leases (1)	61	59	2	0	0
Operating leases	12,161	2,993	4,334	2,828	2,006
Pension contributions	11,653	904	1,899	2,094	6,756
Purchase obligations not reflected in the financial statements	22,071	22,071	0	0	0
Total contractual cash obligations	$47,436	$27,466	$6,285	$4,923	$8,762
Other Financial Commitments
Standby letters of credit	$1,104	$1,104	$0	$0	$0

(1)	Capital lease obligations are payable in installments through 2015 and have interest rates, payable monthly, ranging from 1.74% to 8.55%.

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

Outlook

The Company achieved record net sales and positive earnings results despite costs incurred related to our previously disclosed issues from closing our Grand Island facility as well as with certain concrete ties manufactured by that facility.  We believe that we are well positioned to benefit from strengthening rail and energy markets in which we participate but may continue to see a weakened construction market through 2012.

Class 1 Railroad capital spending increased approximately 33% in 2011 and we anticipate an additional increase of approximately 7% to 9% in 2012.  North American rail traffic also increased in 2011 and thus far, slight increases have also been reported for the first nine weeks of 2012 as well, which bodes well for our rail business.

Our tubular/energy divisions ended 2011 with increased backlogs and active markets and we anticipate strong results from this segment in 2012. We will have relocated our threaded products unit to its new facility by the end of the first quarter and while we anticipate certain costs to be incurred related to relocation as well as plant start up costs, we are optimistic about the increased opportunities and efficiencies related to the modernized facility and equipment.

In Construction Products we face softer market conditions where our backlog is lower compared to last year and the renewal of favorable transportation legislation in the United States remains uncertain.  Additionally, 42 out of 50 states have budget deficits that may present challenges to many of the end markets in which we sell, given our reliance on government funding.  Certain of our businesses rely heavily on spending authorized by the federal highway and transportation funding bill, SAFETEA-LU, enacted in August 2005.  This legislation authorized $286 billion for United States transportation improvement spending over a six-year period and expired in September 2009.  In September 2011, the United States Congress extended this legislation through March 31, 2012.  While certain estimates of the amounts that may be authorized under successor legislation to SAFETEA-LU range from $109 billion over two years to $470 billion over six years, there is uncertainty as to the timing of the renewal of this multi-year surface transportation legislation and how such legislation will actually be funded.

We do, however, anticipate a slowly improving economy in 2012 and we also expect to be profitable and generate cash flows in excess of our capital expenditures, debt service, dividends and share repurchases.

Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 2011 was approximately $145.4 million.  The following table provides the backlog by business segment:

	December 31,
	2011	2010	2009
	In thousands
Backlog:
Rail Products	$68,103	$86,404	$54,505
Construction Products	66,555	102,173	120,845
Tubular Products	10,784	720	3,221
Total Backlog	$145,442	$189,297	$178,571

While a considerable portion of the Foster business is somewhat backlog driven, the Portec business is less sensitive to backlog at any given time.

We are currently at approximately 80% capacity utilization for the UPRR at our Tucson, AZ facility.  We hope to extend the supply agreement for this facility which expires on December 31, 2012.  No assurances can be given as to whether the existing UPRR product warranty claim will adversely impact our ability to extend this supply agreement.

As of December 31, 2011, we maintained a warranty reserve approximating $4.6 million for potential warranty claims associated with concrete railroad ties.  While we believe this is a reasonable estimate of our potential contingencies related to identified concrete tie warranty matters, we may incur future charges associated with new customer claims or further development of information for existing customer claims, including the July 2011 product claim by the UPRR.  Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on our results of operations and financial condition.

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

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions.  The Company did not engage in significant foreign currency hedging transactions during the three-year period ended December 31, 2011, and no foreign currency hedges remained outstanding as of December 31, 2011. Realized gains or losses from foreign currency hedges did not exceed $0.1 million in any of the three years ended December 31, 2011. However, with the acquisition of Portec, the Company may increase its foreign currency hedging activity in future periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

L. B. Foster Company

We have audited the accompanying consolidated balance sheets of L. B. Foster Company and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L. B. Foster Company and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), L. B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania
March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
L. B. Foster Company

We have audited L.B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). L. B. Foster Company and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, L. B. Foster Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of L. B. Foster Company and Subsidiaries, as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania
March 15, 2012

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
	In thousands, except per share data
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,727	$74,800
Accounts receivable - net	68,527	69,697
Inventories - net	92,278	90,367
Current deferred tax assets	0	911
Prepaid income tax	3,684	972
Other current assets	1,777	2,535
Total Current Assets	239,993	239,282
PROPERTY, PLANT AND EQUIPMENT - NET	48,118	46,216

Goodwill	43,825	43,825
Other intangibles - net	43,048	45,429
Investments	3,495	1,987
Other assets	1,415	1,663
TOTAL ASSETS	$379,894	$378,402

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,384	$2,402
Accounts payable - trade	50,277	45,533
Deferred revenue	6,833	16,868
Accrued payroll and employee benefits	9,678	9,054
Current deferred tax liabilities	759	0
Other accrued liabilities	14,801	23,122
Total Current Liabilities	84,732	96,979
LONG-TERM DEBT	51	2,399
DEFERRED TAX LIABILITIES	11,708	11,389
OTHER LONG-TERM LIABILITIES	13,588	11,888
COMMITMENTS AND CONTINGENT LIABILITIES (Note 21)
STOCKHOLDERS' EQUITY:
Common stock, issued 10,073,403 shares in 2011 and 10,277,138 shares in 2010	111	111
Paid-in capital	47,349	47,286
Retained earnings	255,152	233,279
Treasury stock - at cost, Common stock, 1,042,376 shares in 2011 and 814,249 shares in 2010	(28,169)	(23,861)
Accumulated other comprehensive loss	(4,628)	(1,068)
Total Stockholders' Equity	269,815	255,747
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$379,894	$378,402

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE THREE YEARS ENDED DECEMBER 31, 2011

	2011	2010	2009
	In thousands, except per share data
NET SALES	$590,926	$475,050	$404,020
COSTS AND EXPENSES:
Cost of goods sold	488,774	400,467	344,162
Selling and administrative expenses	67,238	42,143	35,488
Amortization expense	2,818	445	13
Interest expense	622	1,003	1,292
Interest income	(321)	(403)	(789)
Equity in (gains)/losses of nonconsolidated investment	(708)	213	0
(Gain)/loss on foreign exchange	(245)	82	0
Gain on marketable securities	0	(1,364)	(1,194)
Other income	(1,191)	(278)	(435)
	556,987	442,308	378,537

INCOME BEFORE INCOME TAXES	33,939	32,742	25,483
INCOME TAX EXPENSE	11,044	12,250	9,756
NET INCOME	$22,895	$20,492	$15,727
BASIC EARNINGS PER COMMON SHARE	$2.24	$2.01	$1.55
DILUTED EARNINGS PER COMMON SHARE	$2.22	$1.98	$1.53
DIVIDENDS PAID PER SHARE	$0.10	$0.00	$0.00

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE YEARS ENDED DECEMBER 31, 2011

	2011	2010	2009
	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,895	$20,492	$15,727
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	0	(1,364)	(1,194)
Deferred income taxes	3,484	1,130	(675)
Excess tax benefit from share-based compensation	(425)	(961)	(128)
Depreciation and amortization	12,360	9,489	8,720
Loss on sale of property, plant and equipment	145	10	32
Deferred gain amortization on sale-leaseback	(1,081)	(215)	(215)
Equity in (gains)/ losses of nonconsolidated investments	(708)	213	0
Stock-based compensation	1,958	1,944	653
Unrealized loss on derivative mark-to-market	0	11	22
Change in operating assets and liabilities:
Accounts receivable	992	11,397	3,135
Inventories	(2,071)	30,606	3,934
Other current assets	922	10	60
Prepaid income taxes	(2,239)	462	(120)
Other noncurrent assets	(136)	88	40
Accounts payable – trade	4,772	(13,158)	(773)
Deferred revenue	(9,609)	667	0
Accrued payroll and employee benefits	(372)	(1,396)	(1,894)
Other current liabilities	(2,161)	897	(1,379)
Other liabilities	1,944	(840)	(205)
Net Cash Provided by Operating Activities	30,670	59,482	25,740
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received	(8,952)	(90,807)	0
Proceeds from the sale of assets, property, plant and equipment	41	10,179	1
Capital expenditures on property, plant and equipment	(11,939)	(6,160)	(6,107)
Capital contributions to equity method investment	(800)	(800)	(1,400)
Proceeds from the sale of marketable securities	0	0	2,115
Net Cash Used by Investing Activities	(21,650)	(87,588)	(5,391)

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE YEARS ENDED DECEMBER 31, 2011

	2011	2010	2009
	In thousands
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	0	(13,095)	(2,857)
Repayments of other long-term debt	(2,366)	(10,288)	(6,051)
Proceeds from exercise of stock options and stock awards	207	451	65
Excess tax benefit from share-based compensation	425	961	128
Cash dividends on common stock paid to shareholders	(1,022)	0	0
Treasury stock acquisitions	(6,480)	(17)	(1,863)
Net Cash Used by Financing Activities	(9,236)	(21,988)	(10,578)
Effect of exchange rate changes on cash and cash equivalents	(857)	49	0

Net (Decrease) / Increase in Cash and Cash Equivalents	(1,073)	(50,045)	9,771

Cash and Cash Equivalents at Beginning of Year	74,800	124,845	115,074
Cash and Cash Equivalents at End of Year	$73,727	$74,800	$124,845
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid	$505	$806	$1,122
Income Taxes Paid	$9,395	$10,805	$13,381
Portec Available-for-Sale Securities Redeemed as part of Acquisition	$0	$2,158	$0
Capital Expenditures Funded through Capital Leases	$0	$199	$0
Accrued Portec Purchase Price Funded in January 2011	$0	$8,952	$0

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2011
					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
	In thousands, except share data
Balance, January 1, 2009	$111	$47,585	$197,060	$(26,482)	$(712)	$217,562
Net income			15,727			15,727
Other comprehensive income net of tax:
Pension liability adjustment					292	292
Unrealized derivative loss on cash flow hedges					23	23
Market value adjustments for investments					5	5
Comprehensive income						16,047
Purchase of 86,141 Common shares for Treasury				(1,863)		(1,863)
Issuance of 24,250 Common shares, net of forfeitures		75		771		846
Balance, December 31, 2009	111	47,660	212,787	(27,574)	(392)	232,592
Net income			20,492			20,492
Other comprehensive (loss) income net of tax:
Pension liability adjustment					(74)	(74)
Unrealized derivative loss on cash flow hedges					11	11
Foreign currency translation adjustment					117	117
Market value adjustments for investments					(730)	(730)
Comprehensive income						19,816
Purchase of 493 Common shares for Treasury				(17)		(17)
Issuance of 113,667 Common shares, net of forfeitures		(374)		3,730		3,356
Balance, December 31, 2010	111	47,286	233,279	(23,861)	(1,068)	255,747
Net income			22,895			22,895
Other comprehensive (loss) income net of tax:
Pension liability adjustment					(2,254)	(2,254)
Foreign currency translation adjustment					(1,306)	(1,306)
Comprehensive income						19,335
Purchase of 278,655 Common shares for Treasury				(6,480)		(6,480)
Issuance of 50,528 Common shares, net of forfeitures		63		2,172		2,235
Cash dividends on common stock paid to shareholders			(1,022)			(1,022)
Balance, December 31, 2011	$111	$47,349	$255,152	$(28,169)	$(4,628)	$269,815

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

Cash equivalents principally consist of investments in money market funds and bank certificates of deposit at December 31, 2011 and 2010.  The Company invests available funds in a manner to maximize returns, preserve investment principle and maintain liquidity while seeking the highest yield available.

The following table summarizes the Company’s investment in money market funds at December 31:

	2011
	Cost	Fair Value
	In thousands
BlackRock Liquidity Temporary Fund - Institutional	$42,273	$42,273

	2010
	Cost	Fair Value
	In thousands
Federated Municipal Obligations - Institutional	$41,403	$41,403
BlackRock Liquidity Temporary Fund - Institutional	14,556	14,556
	$55,959	$55,959

The above investments are all tax-free money market funds with municipal bond issuances as the underlying securities all of which maintained AAA credit agency ratings.  The carrying amounts approximate fair value because of the short maturity of the instruments.

Cash equivalents additionally consisted of investment in bank certificates of deposit of approximately $22,520,000 and $6,120,000 at December 31, 2011 and 2010, respectively.  The carrying amounts approximated fair value because of the short maturity of the instruments.

Cash and cash equivalents held in non-domestic accounts was approximately $28,639,000 and $15,015,000 at December 31, 2011 and 2010, respectively.

Inventories

Certain inventories are valued at the lower of the last-in, first-out (LIFO) cost or market.  Approximately 44% in 2011 and 59% in 2010, of the Company’s inventory is valued at average cost or market, whichever is lower.  Slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, and the age of the inventory.

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

Goodwill and other intangible assets

In accordance with FASB ASC 350 “Intangibles – Goodwill and Other,” and applicable guidance, goodwill is tested annually for impairment or more often if there are indicators of impairment.  The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss.  This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill.  If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss equal to the excess is recorded as a component of continuing operations.  The Company performs its annual impairment tests as of October 1st.  No goodwill impairment was recognized during 2011, 2010 or 2009.

As required by applicable guidance, the Company reassessed the useful lives of its identifiable intangible assets and determined that no changes were required.  The Company has no significant indefinite-lived intangible assets.  All intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately twenty years, as of December 31, 2011.

See Note 4, “Goodwill and Other Intangible Assets,” for additional information regarding the Company’s goodwill and other intangible assets.

Environmental remediation and compliance

Environmental remediation costs are accrued when the liability is probable and costs are estimable.  Environmental compliance costs, which principally include the disposal of waste generated by routine operations, are expensed as incurred.  Capitalized environmental costs are depreciated, when appropriate, over their useful life.  Reserves are not reduced by potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties or as amounts are received. Reserves are periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations. As of December 31, 2011 and 2010, the Company maintained environmental reserves approximating $2,184,000 and $2,799,000, respectively.

Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average of common shares outstanding during the year.  Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and restricted stock utilizing the treasury stock method.

Revenue recognition

The Company’s revenues are composed of product sales and products and services provided under long-term contracts.  For product sales, the Company recognizes revenue upon transfer of title to the customer.  Title generally passes to the customer upon shipment.  In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location. Shipping and handling costs are included in cost of goods sold. Revenues for products under long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs.  For certain products, the percentage of completion is based upon actual labor costs to estimated total labor costs.  Revenues recognized using percentage of completion were less than 10% of the Company’s consolidated revenues for the year ended December 31, 2011.

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

The carrying amounts of the Company’s financial instruments at December 31, 2011 and 2010 approximate fair value.  See Note 19, “Fair Value Measurements,” for additional information.

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

At contract inception, the Company designates its derivative instruments as hedges.  The Company recognizes all derivative instruments on the balance sheet at fair value.  Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive (loss) income and reclassified into earnings within other income as the underlying hedged items affect earnings. To the extent that a change in the derivative does not perfectly offset the change in value of the risk being hedged, the ineffective portion is recognized in earnings immediately.

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions.  The Company did not engage in any foreign currency hedging transactions during the period ended December 31, 2011 and no foreign currency hedges remained outstanding as of December 31, 2010.  Realized gains or losses from foreign currency hedges did not exceed $100,000 during the twelve month periods ended December 31, 2010 or 2009.

Product Warranty

The Company maintains a current warranty for the repair or replacement of defective products.  For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales.  For long-term construction products, a warranty is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims.  At December 31, 2011 and 2010, the product warranty accrual was $6,642,000 and $4,413,000, respectively.  See Note 21, “Commitments and Contingencies” for additional information regarding the product warranty.

Asset retirement obligations

The Company maintains liabilities for asset retirement obligations (ARO) in conjunction with the leases of the Grand Island, NE and Tucson, AZ concrete railroad tie facilities and the Burnaby, British Columbia, Canada friction management facility.

A reconciliation of our liability for ARO’s at December 31, 2011 and 2010 follows:

	2011	2010
	In thousands
Asset retirement obligation at beginning of year	$1,407	$912
Liabilities incurred	(510)	0
Portec acquisition	0	160
Revisions in estimated cash flows	0	287
Accretion expense	34	48
Asset retirement obligation at end of year	$931	$1,407

The ARO was recorded in “Other Current Liabilities” at December 31, 2011.  Approximately $837,000 was recorded in “Other Current Liabilities” at December 31, 2010.

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

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted-average rates of exchange during the year. The translation adjustment is accumulated as a separate component of accumulated other comprehensive (loss) income. Foreign currency transaction gains and losses are included in determining net income.  Included in net income for the year ended December 31, 2011 was a foreign currency transaction gain of approximately $245,000.  Included in net income for the year ended December 31, 2010 was a foreign currency transaction loss of approximately $82,000.  There were no such gains or losses for the year ended December 31, 2009.

Reclassifications

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements.

New accounting pronouncements
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  The update is effective for interim and annual periods beginning after December 15, 2011.  The guidance will have no impact on the Company’s financial condition or results of operations.

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

	2011
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
	In thousands
Rail Products	$323,475	$19,798	$193,170	$8,994	$5,970
Construction Products	234,981	16,326	92,354	2,068	1,179
Tubular Products	32,470	6,810	11,758	453	3,995
Total	$590,926	$42,934	$297,282	$11,515	$11,144

	2010
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
	In thousands
Rail Products	$212,240	$11,904	$208,446	$6,177	$3,094
Construction Products	235,591	20,600	91,019	1,738	1,638
Tubular Products	27,219	3,949	6,207	765	543
Total	$475,050	$36,453	$305,672	$8,680	$5,275

	2009
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	(Loss)/Profit	Assets	Amortization	Assets
	In thousands
Rail Products	$186,401	$(281)	$86,591	$6,310	$1,197
Construction Products	196,480	13,714	104,506	1,392	2,142
Tubular Products	21,139	(1,086)	9,777	498	1,906
Total	$404,020	$12,347	$200,874	$8,200	$5,245

In 2011 and 2009, one customer accounted for approximately 10.0% and 10.3%, respectively, of consolidated net sales.  Sales to this customer were recorded in the Rail and Construction segments and were approximately $58,715,000 and $39,370,000 during 2011 and 2009, respectively.  During 2010 no single customer accounted for more than 10% of the Company’s consolidated net sales.  Sales between segments are immaterial.

Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets to the Company’s consolidated totals are illustrated as follows:

	2011	2010	2009
	In thousands
Net Sales from Continuing Operations:
Total for reportable segments	$590,926	$475,050	$404,020
Other net sales	0	0	0
Total	$590,926	$475,050	$404,020

Income from Continuing Operations:
Total for reportable segments	$42,934	$36,453	$12,347
Adjustment of inventory to LIFO	(2,183)	2,276	11,039
Unallocated interest income	321	403	789
Unallocated equity in income/(losses) of nonconsolidated investments	708	(213)	0
Unallocated acquisition costs	0	(2,413)	(8)
Unallocated gain on sale of marketable securities	0	1,364	1,194
Other unallocated amounts	(7,841)	(5,128)	122
Income before income taxes	$33,939	$32,742	$25,483

Assets:
Total for reportable segments	$297,282	$305,672	$200,874
Unallocated corporate assets	86,226	74,882	135,651
LIFO and corporate inventory reserves	(9,743)	(8,226)	(10,677)
Unallocated property, plant and equipment	6,129	6,074	5,746
Total assets	$379,894	$378,402	$331,594

Depreciation/Amortization:
Total for reportable segments	$11,515	$8,680	$8,200
Other	845	809	520
Total	$12,360	$9,489	$8,720

Expenditures for Long-Lived Assets:
Total for reportable segments	$11,144	$5,275	$5,245
Expenditures financed under capital leases	0	199	0
Other expenditures	795	686	862
Total	$11,939	$6,160	$6,107

The following table summarizes the Company’s sales by major geographic region in which the Company has operations:

	2011	2010	2009
	In thousands
United States	$499,478	$451,393	$390,792
Canada	41,252	10,008	4,853
United Kingdom	14,728	627	0
Other	35,468	13,022	8,375
Total	$590,926	$475,050	$404,020

The following table summarizes the Company’s long-lived assets by geographic region:

	2011	2010	2009
	In thousands
United States	$38,199	$35,942	$37,407
Canada	9,374	9,785	0
United Kingdom	545	489	0
Total	$48,118	$46,216	$37,407

For the years ended December 31, 2011, 2010 and 2009, sales of the Company’s piling products totaled approximately $162,641,000, $146,703,000 and $124,103,000, respectively.  For the years ended December 31, 2011, 2010 and 2009, sales of the Company’s rail distribution products totaled approximately $115,777,000, $102,155,000 and $102,632,000, respectively.  For the years ended December 31, 2011, 2010 and 2009, sales of the Company’s CXT concrete tie products totaled approximately $48,968,000, $53,518,000 and $41,760,000.  For the year ended December 31, 2011, Portec product sales totaled approximately $106,117,000.

Note 3.

Acquisitions

Portec Rail Products, Inc.

On December 15, 2010, the Company acquired Portec Rail Products, Inc. (Portec) and recorded its acquisition in accordance with ASC 805, “Business Combinations.”  Pursuant to the terms of the Agreement and Plan of Merger, the Company’s subsidiary was merged with and into Portec, with Portec surviving as a wholly owned subsidiary of the Company. The merger was consummated pursuant to Section 31D-11-1105 of the West Virginia Business Corporation Act without a vote or meeting of Portec’s stockholders. All outstanding shares of common stock of Portec not owned by the Company were canceled and converted into the right to receive consideration equal to $11.80 per share (the same price paid in the tender offer), net to the holder in cash, without interest thereon.  The total consideration paid in cash by the Company for the shares acquired in the merger and tender offer was approximately $113,322,000, including a final payment of $8,952,000 made in January 2011.

The Company made adjustments to the preliminary purchase price allocation during the measurement period related to the identification of certain intangible assets, asset retirement obligations associated with leased facilities and deferred tax assets and liabilities.  These adjustments did not significantly impact depreciation or amortization expense.

In accordance with ASC 805, the Company has reclassified its Consolidated Balance Sheet as of December 31, 2010 to reflect these adjustments.

The following table presents the final allocation of the aggregate purchase price based on estimated fair values and adjustments made during the measurement period:

	Preliminary		Final
	Allocation	Adjustments	Allocation
	In thousands
Cash and cash equivalents	$16,455	$0	$16,455
Accounts receivable	19,857	0	19,857
Inventories	21,048	0	21,048
Assets held for sale – insulated joint business	10,179	0	10,179
Other current assets	3,009	0	3,009
Property, plant & equipment	10,998	(120)	10,878
Identified intangible assets	43,670	350	44,020
Other assets	411	0	411
Total identifiable assets acquired	125,627	230	125,857
Debt obligations	(7,492)	0	(7,492)
Accounts payable – trade	(10,885)	0	(10,885)
Deferred revenue	(2,211)	0	(2,211)
Accrued payroll and employee benefits	(4,373)	0	(4,373)
Other accrued liabilities	(8,156)	(160)	(8,316)
Other long-term liabilities	(7,066)	0	(7,066)
Deferred tax liabilities	(13,280)	472	(12,808)
Net identifiable assets acquired	72,164	542	72,706
Goodwill	41,158	(542)	40,616
Net assets acquired	$113,322	$0	$113,322

The Company finalized purchase accounting for the Portec acquisition in the fourth quarter of 2011.

The $44,020,000 of acquired identified intangible assets will be amortized over their respective, expected useful lives. Of the amount allocated to identifiable intangible assets, $6,280,000 was assigned to trademarks (8-20 year useful lives), $19,230,000 was assigned to acquired technology (8-25 year useful lives), $18,160,000 was assigned to customer relationships (25-year useful life), and $350,000 was assigned to supplier relationships (5-year useful life).

The Company repaid all of the outstanding debt of Portec in December 2010.

The acquisition of Portec will help the Company become a strategic provider of products and services below the wheel for the Class I, transit, shortline and regional railroads and contractors in North America, as well as to governmental agencies and rail contractors globally.  It will broaden the Company’s offerings by adding Portec’s friction management and wayside detection products and services.  This acquisition will also assist the Company’s international expansion, as Portec currently has a strong presence in Canada and the United Kingdom, and has continued to improve its presence in Europe, Brazil, Southeast Asia, China and Australia.

The amount allocated to goodwill reflects the premium paid to acquire Portec.  More information regarding goodwill can be found in Note 4, “Goodwill and Other Intangible Assets.”

The results of the operations of Portec are included in the Company’s Consolidated Statement of Operations as of December 15, 2010.  Net revenues and net loss resulting from Portec that were included in the Company’s operating results were $4,822,000 and $(213,000), respectively, for the year ended December 31, 2010.

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

Acquisition costs of approximately $2,413,000 for the period ended December 31, 2010 were classified as “Selling and Administrative Expenses.”

Interlocking Deck Systems International, LLC

On March 23, 2010, the Company purchased, pursuant to an Asset Purchase Agreement (Purchase Agreement), certain assets of Interlocking Deck Systems International, LLC (IDSI) for $7,000,000.  The purchase price was $5,050,000 in cash paid on the closing date and $1,000,000 paid on the first anniversary of the closing, as defined in the Purchase Agreement, and $950,000 payable on the second anniversary of the closing, with the deferred payment obligations being embodied in a promissory note.  No liabilities were assumed in this acquisition. The pro forma results for this acquisition were not material to the Company’s financial results.

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

Note 4.

Goodwill and Other Intangible Assets

The carrying amount of goodwill for the periods ended December 31, 2011 and December 31, 2010 was $43,825,000, of which $40,614,000 is attributable to the Company’s Rail Products segment and $3,211,000 is attributable to Construction Products segment.

As part of our procedures to determine fair values of all acquired assets, we determined the fair value of technology, intellectual property, goodwill and other intangible assets.

Identified intangible assets as of December 31, 2011 of $2,305,000 are attributable to the Company’s Construction Products segment and $44,457,000 are attributable to the Company’s Rail Products segment.  The components of the Company’s intangible assets are as follows:

	December 31, 2011
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(361)	$19
Patents	10	125	(125)	0
Customer relationships	23	19,960	(1,402)	18,558
Supplier relationships	5	350	(73)	277
Trademarks	17	6,280	(447)	5,833
Technology	18	19,667	(1,306)	18,361
	20	$46,762	$(3,714)	$43,048

	December 31, 2010
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(355)	$25
Patents	10	125	(113)	12
Customer relationships	23	19,960	(316)	19,644
Supplier relationships	5	350	(3)	347
Trademarks	17	6,280	(16)	6,264
Technology	18	19,230	(93)	19,137
	20	$46,325	$(896)	$45,429

In conjunction with the acquisition of Portec, the Company recorded the fair values of the acquired intangible assets in accordance with ASC 805, Business Combinations.  As part of our procedures to determine fair values of all acquired assets the Company evaluated the technology and intellectual property along with other intangible assets that could be assigned a fair value under the acquisition.  The Company developed historical and projected cash flows of the technology-based product lines along with an estimate of future costs to maintain these technologies.  These estimates and other assumptions were used to determine the present value of the discounted cash flows of these various technologies.  In addition, the Company evaluated the future lives of the identified intangible assets to determine if they have definite or indefinite lives.

As a result of the Portec acquisition, the Company assigned a fair value of $6,280,000 to trademarks, $19,230,000 to technology-based product lines, $18,160,000 to customer relationships and $350,000 to a supplier relationship.  Several factors were considered that contributed to the fair value of these intangible assets, including, but not limited to, the Company’s position within the global railway supply industry, the level of competition that exists, the life-cycle of the product categories, and the acceptance of the technologies within the global railway supply industry.

As a result of the IDSI acquisition, the Company assigned a fair value of $30,000 to non-compete agreements and $1,800,000 to customer relationships.  These identified intangible assets are being amortized over their respective useful lives identified in the above table.

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 20 years.  Amortization expense for years ended December 31, 2011, 2010 and 2009 was approximately $2,818,000, $445,000 and $13,000, respectively.

Estimated amortization expense over the succeeding five years and thereafter is as follows:

In thousands
2012	$2,768
2013	2,768
2014	2,768
2015	2,489
2016	2,332
Thereafter	29,923
$43,048

Note 5.

Accounts Receivable

Accounts receivable at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
	In thousands
Trade	$68,403	$68,509
Allowance for doubtful accounts	(1,810)	(1,601)
	66,593	66,908
Other	1,934	2,789
	$68,527	$69,697

Bad debt expense/(recovery) was $261,000, $247,000 and ($564,000) in 2011, 2010 and 2009, respectively.

The Company’s customers are principally in the Rail, Construction and Tubular segments of the economy.  As of December 31, 2011 and 2010, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:

	2011	2010
	In thousands
Rail	$32,574	$35,687
Construction	30,687	28,474
Tubular	3,332	2,747
	$66,593	$66,908

Credit is extended on an evaluation of the customer’s financial condition and generally collateral is not required.

Note 6.

Inventories

Inventories at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
	In thousands
Finished goods	$73,088	$71,634
Work-in-process	9,056	5,346
Raw materials	20,317	21,387
Total inventories at current costs	102,461	98,367
Less:
Current cost over LIFO stated values	(10,183)	(8,000)
	$92,278	$90,367

At December 31, 2011 and 2010, the LIFO carrying value of inventories for book purposes exceeded the LIFO value for tax purposes by approximately $14,636,000 and $11,973,000, respectively.  During 2011, liquidation of certain LIFO inventory layers carried at costs which were lower than the costs of current purchases.  The effect of these reductions in 2011 was to decrease cost of goods sold by $33,000.  During 2010, liquidation of LIFO layers carried at costs that were higher than current purchases resulted in an increase to cost of goods sold of $1,046,000.  During 2009, liquidation of LIFO layers carried at costs that were lower than current purchases resulted in a decrease to cost of goods sold of $34,000.

Note 7.

Property, Plant and Equipment

Property, plant and equipment at December 31, 2011 and 2010 consist of the following:

	2011	2010
	In thousands
Land	$5,091	$5,094
Improvements to land and leaseholds	22,734	19,238
Buildings	12,486	11,445
Machinery and equipment, including equipment
under capitalized leases	84,934	79,897
Construction in progress	4,285	3,944
	129,530	119,618
Less accumulated depreciation and amortization,
including accumulated amortization of capitalized leases	81,412	73,402
	$48,118	$46,216

Depreciation expense, including amortization of assets under capital leases, for the years ended December 31, 2011, 2010 and 2009 amounted to $9,509,000, $8,707,000, and $8,656,000, respectively.

Note 8.

Investments

Investments of the Company consist of a nonconsolidated equity method investment of $3,495,000 and $1,987,000 at December 31, 2011 and December 31, 2010, respectively.

The Company is a member of a joint venture with L B Industries, Inc. and James Legg until June 30, 2019.  The Company and L B Industries, Inc. each have a 45% ownership interest in the joint venture, L B Pipe & Coupling Products, LLC (JV), which commenced operations in January 2010.  The venture manufactures, markets and sells various products for the energy, utility and construction markets.  Under the terms of the JV agreement, as amended, the Company was initially required to make capital contributions totaling approximately $2,200,000.  The Company fulfilled these commitments during 2010.  Under terms of additional amendments to the JV agreement, the Company was required to make additional capital contributions totaling approximately $800,000, bringing the Company’s total required capital contributions to $3,000,000.  The Company fulfilled the additional commitments during 2011.  The other JV members are required to make proportionate contributions in accordance with the ownership percentages in the JV agreement.

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

The Company recorded equity in the income of the JV of approximately $708,000 for 2011.  The Company recorded equity in the losses of the JV of approximately $(213,000) for 2010.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the venture’s gains or losses, and its net investment in the direct financing lease covering the facility used by the JV for its operations.  The carrying amounts with the maximum exposure to loss of the Company at December 31, 2011 and 2010, respectively, are as follows:

	2011	2010
	In thousands
Equity method investment	$3,495	$1,987
Net investment in direct financing lease	971	1,018
	$4,466	$3,005

The Company is leasing five acres of land and the facility to the JV over a period of 9.5 years, with a 5.5 year renewal period.  Monthly rent over the term of the lease is approximately $10,000, with a balloon payment of approximately $488,000 which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease.  This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” The Company maintained a net investment in this direct financing lease of approximately $971,000 and $1,018,000 at December 31, 2011 and 2010, respectively.

The following is a schedule of the direct financing minimum lease payments for the next five years and thereafter:
In thousands
2012	$51
2013	54
2014	58
2015	63
2016	67
Thereafter	678
$971

The Company recorded its acquisition of Portec in accordance with ASC 805. (Refer to Note 3, “Acquisitions”).  In connection with ASC 805-10-25, the Company remeasured its previously held equity interest in Portec at the acquisition date fair value and recognized a gain of $1,364,000 on December 15, 2010.

During 2009, the Company sold shares of its investment in Portec available-for-sale marketable equity securities with an original cost of approximately $921,000, for cash proceeds of approximately $2,115,000 and recognized a gain of approximately $1,194,000.

Note 9.

Deferred Revenue

Deferred revenue consists of customer payments received for which the sales process has been substantially completed but the right to recognize revenue has not yet been met.  The Company has significantly fulfilled its obligations under the contracts and the customers have paid, but due to the Company’s continuing involvement with the material while in storage, revenue is precluded from being recognized until the customer takes possession.

Note 10.

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

As of December 31, 2011, the Company was in compliance with the Agreement’s covenants.

The Company had no outstanding borrowings under the revolving credit facility at December 31, 2011 and had available borrowing capacity of $123,896,000.  The Company had no outstanding borrowings at December 31, 2010, under the prior revolving credit facility or prior term loan.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500,000 pounds sterling (approximately $2,331,000 at December 31, 2011).  This credit facility supports the working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations.  The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. There were no borrowings or performance bonds outstanding on this facility as of December 31, 2011 or 2010. The expiration date of this credit facility is June 30, 2012.

The United Kingdom loan agreements contain certain financial covenants that require it to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of December 31, 2011.

Letters of Credit

At December 31, 2011 the Company had outstanding letters of credit of approximately $1,104,000.

Note 11.

Long-Term Debt and Related Matters

Long-term debt at December 31, 2011 and 2010 consists of the following:

	2011	2010
	In thousands
Lease obligations payable in installments through 2015 with a weighted average
interest rate of 7.10% at December 31, 2011 and 6.97% at December 31, 2010	$1,490	$2,881
Promissory notes issued in connection with the acquisition of
IDSI with imputed interest rates of 2.10%	945	1,920
	2,435	4,801
Less current maturities	2,384	2,402
	$51	$2,399

The maturities of long-term debt for each of the succeeding four years subsequent to December 31, 2011 are as follows:

Year	In thousands
2012	$2,384
2013	31
2014	19
2015	1
Total	$2,435

Note 12.

Stockholders’ Equity

At December 31, 2011 and 2010, the Company had authorized shares of 20,000,000 in Common stock and 5,000,000 in Preferred stock.  No Preferred stock has been issued.  The Common stock has a par value of $.01 per share.  No par value has been assigned to the Preferred stock.

The Company’s Board of Directors authorized the purchase of up to $25,000,000 in shares of its Common stock through a share repurchase program announced in May 2011 at prevailing market prices or privately negotiated transactions.  During 2011 the Company purchased 278,655 shares of common stock for approximately $6,480,000.  This authorization expires on December 31, 2013.

The Company’s Board of Directors authorized the purchase of up to $40,000,000 in shares of its Common stock through share repurchase programs announced in 2008 at prevailing market prices or privately negotiated transactions.  There were no such repurchases of common stock under these programs during 2010.  During 2009 the Company purchased 86,141 shares of common stock for approximately $1,863,000.  The authorization expired on December 31, 2010.

Cash dividends of approximately $1,022,000 were paid in 2011.  No cash dividends on Common stock were paid in 2010 or 2009.

Note 13.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2011 and 2010, are as follows:

	2011	2010
	In thousands
Pension liability adjustment	$(3,439)	$(1,185)
Foreign currency translation adjustments	(1,189)	117
	$(4,628)	$(1,068)

Note 14.

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per common share-
net income available to common stockholders:	$22,895	$20,492	$15,727
Denominator:
Weighted average shares	10,209	10,219	10,169
Denominator for basic earnings per common share	10,209	10,219	10,169
Effect of dilutive securities:
Employee stock options	29	67	99
Other stock compensation plans	74	62	36
Dilutive potential common shares	103	129	135
Denominator for diluted earnings per common share-adjusted
weighted average shares and assumed conversions	10,312	10,348	10,304

Basic earnings per common share	$2.24	$2.01	$1.55

Diluted earnings per common share	$2.22	$1.98	$1.53

There were no antidilutive shares in 2011, 2010 and 2009.

Note 15.

Income Taxes

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax liabilities:	In thousands
Goodwill and other intangibles	$(12,884)	$(13,452)
Depreciation	(3,499)	(2,080)
Inventories	(4,333)	(2,979)
Unrepatriated earnings of foreign subsidiary	(428)	(428)
Other-net	(174)	0
Total deferred tax liabilities	(21,318)	(18,939)
Deferred tax assets:
Pension liability	3,210	2,313
Warranty reserve	2,058	1,712
Deferred compensation	1,601	1,146
Accounts receivable	924	845
Long-term liabilities	675	1,410
Deferred gain on sale / leaseback	178	593
State tax incentives	5	56
Net operating loss carryforwards	88	100
Foreign tax credit carryforwards	112	196
Other-net	0	90
Total deferred tax assets	8,851	8,461
Valuation allowance for deferred tax assets	0	0
Deferred tax assets	8,851	8,461
Net deferred tax (liability) / asset	$(12,467)	$(10,478)

Significant components of the provision for income taxes are as follows:

	2011	2010	2009
	In thousands
Current:
Federal	$4,573	$10,300	$8,990
State	494	789	1,441
Foreign	2,493	31	0
Total current	7,560	11,120	10,431
Deferred:
Federal	3,446	1,204	(783)
State	553	111	108
Foreign	(515)	(185)	0
Total deferred	3,484	1,130	(675)
Total income tax expense	$11,044	$12,250	$9,756

The company has unrecorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent and practice to indefinitely reinvest such earnings.  At December 31, 2011, the aggregate undistributed earnings of the foreign subsidiaries (including cumulative unrealized currency gains related to previously taxed income) amounted to approximately $40,556,000.  Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes.  It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings because of the complexity of the calculation.

Income before income taxes, as shown in the accompanying consolidated statements of operations, includes the following components:

	2011	2010	2009
	In thousands
Domestic	$24,720	$32,845	$25,483
Foreign	9,219	(103)	0
Income before income taxes	$33,939	$32,742	$25,483

The reconciliation of income tax computed at statutory rates to income tax expense is as follows:

	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
Rates different than statutory	(2.2)	0.0	0.0
State income tax	2.1	2.2	4.0
Nondeductible expenses	0.7	0.2	(1.0)
Tax credits	(1.9)	0.0	0.0
Other	(1.2)	0.0	0.3
	32.5%	37.4%	38.3%

At December 31, 2011 and 2010, the tax benefit of net operating loss carryforwards available for state income tax purposes was approximately $88,000 and $100,000, respectively.  The net operating loss carryforwards will expire in 2017 through 2024.  The Company has foreign tax credit carryforwards in the amount of $112,000 that will expire in 2012 through 2016.  The Company received approximately $903,000 in state tax refunds in 2011 not previously recognized by the Company as realization was not more likely than not.

The following table provides a reconciliation of unrecognized tax benefits as of December 31, 2011 and 2010:

	2011	2010
	In thousands
Unrecognized tax benefits at beginning of period:	$645	$119
Portec acquisition	0	581
Increases based on tax positions for prior periods	1,401	0
Increases based on tax positions related to current period	34	0
Decreases related to settlements with taxing authorities	(139)	0
Decreases as a result of a lapse of the applicable statute of limitations	(92)	(55)
Balance at end of period	$1,849	$645

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1,849,000 at December 31, 2011.  The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.  At December 31, 2011, the Company had accrued interest and penalties related to unrecognized tax benefits of $316,000.

The Company files income tax returns in the United States and in various state, local and foreign jurisdictions.  The Company is subject to federal income tax examinations for the period 2008 forward.  With respect to the state, local and foreign filings, the Company is generally subject to income tax examinations for the periods 2007 forward.

Note 16.

Stock-Based Compensation

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation.  Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period.  The Company recorded stock compensation expense of $1,958,000, $1,944,000 and $653,000 for the periods ended December 31, 2011, 2010 and 2009, respectively, related to stock option awards, fully-vested stock awards, restricted stock awards and performance unit awards as follows.

Stock Option Awards

The Company has three equity compensation plans: The 1985 Long-Term Incentive Plan (1985 Plan), the 1998 Long-Term Incentive Plan for Officers and Directors, amended and restated in May 2011, (1998 Plan) and the 2006 Omnibus Incentive Plan, amended and restated in May 2011 (Omnibus Plan).  The 1985 Plan expired on January 1, 2005.  Although no further awards can be made under the 1985 Plan, prior awards are not affected by the termination of the Plan.

The 1998 Plan provides for the award of options to key employees and directors to purchase up to 900,000 shares of Common stock at no less than 100% of fair market value on the date of the grant.  The 1998 Plan provides for the granting of “nonqualified options” and “incentive stock options” with a duration of not more than ten years from the date of grant.  The Plan also provides that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant.  Outside directors were automatically awarded fully vested, nonqualified stock options to acquire 5,000 shares of the Company’s Common stock on each date the outside directors were elected at an annual shareholders’ meeting to serve as directors.  The 1998 Plan was amended in May 2006 to remove the automatic awarding of options to outside directors.

The Omnibus Plan allows for the issuance of 900,000 shares of Common stock through the granting of stock options or stock awards (including performance units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant.  The Omnibus Plan provides for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant.  The Omnibus Plan also provides that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from the date of grant.  No options have been granted under the Omnibus Plan.

There was no stock compensation expense related to stock options recorded in 2011 or 2010.  The Company recorded stock compensation expense related to stock option awards of $25,000 for the period ended December 31, 2009.

Certain information for the three years ended December 31, 2011 relative to employee stock options is summarized as follows:

	2011	2010	2009
Number of shares under Incentive Plan:
Outstanding at beginning of year	80,950	180,950	194,700
Granted	-	-	-
Canceled	-	-	-
Exercised	(41,000)	(100,000)	(13,750)
Outstanding and Exercisable at end of year	39,950	80,950	180,950
Number of shares available for future grant:
Beginning of year	391,881	443,566	471,627
End of year	321,653	391,881	443,566

At December 31, 2011, Common stock options outstanding and exercisable under the Plans had option prices ranging from $4.23 to $14.77, with a weighted average price of $8.94.  At December 31, 2010 and 2009, Common stock options outstanding and exercisable under the Plans had option prices ranging from $2.75 to $14.77, with a weighted average price of $6.95 and $5.60 per share, respectively.

The weighted average remaining contractual life of the stock options outstanding and exercisable for the three years ended December 31, 2011 are: 2011-2.8 years; 2010-2.7 years; and 2009-2.7 years.

The total intrinsic value of options outstanding and exercisable at December 31, 2011, 2010 and 2009 was $773,000, $2,751,000 and $4,381,000, respectively.

The weighted average exercise price per share of options exercised in 2011, 2010 and 2009 was $5.02, $4.51 and $4.73, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $1,112,000, $2,483,000 and $359,000, respectively.

Certain information for the year ended December 31, 2011 relative to employee stock options at respective exercise price ranges is summarized as follows:

	Options Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted
Exercise Prices	of Shares	Remaining Life	Exercise Price
$4.10 - $5.50	6,000	1.3	$4.21
$7.81 - $8.97	20,000	2.9	8.39
$9.29 - $14.77	13,950	3.4	11.75
	39,950	2.8	$8.94

Shares issued as a result of stock option exercise generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares.

Fully-Vested Stock Awards

Non-employee directors are automatically awarded 3,500 fully vested shares, or a lesser amount determined by the directors, of the Company’s Common stock on each date the outside directors are elected at an annual shareholders’ meeting to serve as directors.

The outside directors were granted a total of 10,500, 12,000 and 10,500 fully vested shares for the years ended December 31, 2011, 2010 and 2009, respectively.  Compensation expense recorded by the Company related to fully-vested stock awards to non-employee directors was approximately $370,000, $340,000 and $314,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

In addition to the 12,000 shares of fully-vested stock granted to the outside directors in 2010, the Company granted, pursuant to the Omnibus Plan approximately 2,000 fully-vested shares to key employees.  The grant date fair value of these fully-vested stock grants was $34.73.  The weighted average fair value of all the fully-vested stock grants awarded was $35.24, $29.10 and $29.89 per share for 2011, 2010 and 2009, respectively.

Restricted Stock Awards

The Restricted Stock Awards granted under the Omnibus Plan generally have vesting requirements that are determined by the underlying Restricted Stock Agreement.  These forfeitable Restricted Stock Awards time-vest after a four year holding period, unless indicated otherwise by the underlying Restricted Stock Agreement.  Shares issued as a result of Restricted Stock Awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

For the periods ended December 31, 2011, 2010 and 2009, the Company granted approximately 46,000, 40,000 and 18,000 shares, respectively, of restricted stock under the Omnibus Plan:

			Aggregate
		Grant Date	Fair
Grant Date	Shares	Fair Value	Value	Vesting Date

March 3, 2009	17,561	$20.63	$362,283	March 3, 2013
March 3, 2010	12,185	31.92	388,945	March 3, 2014
May 28, 2010	2,500	28.07	70,175	February 28, 2012
May 28, 2010	17,500	28.07	491,225	May 28, 2014
October 21, 2010	7,500	31.04	232,800	October 21, 2014
March 15, 2011	24,836	38.46	955,193	March 15, 2015
July 21, 2011	16,600	38.44	638,104	July 21, 2015
August 29, 2011	5,000	24.50	122,500	August 29, 2014

Certain awards of restricted stock included in the above table provide for partial vesting over a period up to the vesting date listed.

Performance Unit Awards

Annually, under separate three year long-term incentive plans, pursuant to the Omnibus Plan, the Company granted performance units during the periods ended December 31, 2011, 2010 and 2009 as follows:

				Aggregate
			Grant Date	Fair
Incentive Plan	Grant Date	Units	Fair Value	Value

2009 – 2011	March 3, 2009	52,672	$20.63	$1,086,623
2010 – 2012	March 2, 2010	36,541	31.83	1,163,100
2011 – 2013	March 15, 2011	34,002	38.46	1,307,717

In addition, in 2011 the Company awarded, pursuant to the Omnibus Plan, 1,500 special performance units to an employee director and 1,000 special performance units to an executive.  Based on the fiscal 2011 performance of the Company’s newly acquired subsidiary, these units may be converted into up to 3,000 and 1,500 shares, respectively, of the Company’s common stock.  The grant date fair value of these awards was $38.46 and the aggregate fair value was $58,000 and $38,000, respectively.

Performance Units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan.  The aggregate fair value in the above table is based upon reaching 100% of the performance targets as defined in the underlying plan.

The number of shares awarded under the respective three year long-term incentive plans was determined using an average grant date fair value over a ten day period as follows:

	Average
	Grant Date
Incentive Plan	Fair Value	Ten Day Period

2009 – 2011	$23.21	February 2009
2010 – 2012	29.39	February 2010
2011 – 2013	40.25	February 2011

Excluding the fully-vested stock awards granted to non-employee directors, the Company recorded compensation expense of $1,588,000, $1,604,000 and $314,000, respectively, for the periods ended December 31, 2011, 2010 and 2009 related to restricted stock and performance unit awards.  In addition, the Company issued, pursuant to the Omnibus Plan, approximately 20,000 fully-vested shares during 2011 which were earned under the 2008 – 2010 three year long-term incentive plan.  This non-cash transaction of $670,000 was reflected as a decrease to Treasury Stock in the Consolidated Balance Sheet at December 31, 2011.

Shares issued as a result of restricted stock awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess tax benefit realized for the tax deduction from stock-based compensation approximated $425,000, $961,000 and $128,000, for the years ended December 31, 2011, 2010 and 2009, respectively. This excess tax benefit is included in cash flows from financing activities in the Consolidated Statements of Cash Flows.

Note 17.

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

United States Defined Benefit Plans

The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plans:

	2011	2010
	In thousands
Changes in benefit obligation:
Benefit obligation at beginning of year	$14,955	$4,493
Service cost	30	31
Interest cost	799	264
Actuarial losses	1,896	268
Portec acquisition	-	10,051
Benefits paid	(694)	(152)
Benefit obligation at end of year	16,986	14,955
Change to plan assets:
Fair value of assets at beginning of year	11,433	3,634
Actual gain on plan assets	266	342
Employer contribution	1,083	333
Portec acquisition	0	7,276
Benefits paid	(694)	(152)
Fair value of assets at end of year	12,088	11,433
Funded status at end of year	$(4,898)	$(3,522)

Amounts recognized in the statement
of financial position consist of:
Other long-term liabilities	$(4,898)	$(3,522)

Amounts recognized in accumulated other
comprehensive income consist of:
Net loss	$4,206	$1,921
Prior service cost	5	6
	$4,211	$1,927

The actuarial loss included in accumulated other comprehensive loss that will be recognized in net periodic pension cost during 2012 is $195,000, before taxes.  The transition asset and prior service cost expected to be recognized in net periodic pension cost in 2012 is immaterial.

Net periodic pension costs for the three years ended December 31, 2011 are as follows:

	2011	2010	2009
	In thousands
Components of net periodic benefit cost:
Service cost	$30	$31	$28
Interest cost	799	264	258
Expected return on plan assets	(764)	(286)	(225)
Amortization of prior service cost	1	0	3
Recognized net actuarial gain	111	106	138
Net periodic
benefit cost	$177	$115	$202

The weighted average assumptions used to measure the projected benefit obligation for the years ended December 31, 2011 and 2010 are as follows:
	2011	2010
Discount rate	4.50%	5.50%

The weighted average assumptions used to determine net periodic benefit costs for the three years ended December 31, 2011:
	2011	2010	2009
Discount rate	5.48%	6.00%	6.00%
Expected rate of return on plan assets	6.70%	7.75%	7.75%

The expected long-term rate of return is based on numerous factors including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions.  Different asset category compositions between the two defined benefit plans led to two different expected rates of return on plan assets in 2011.

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	2011	2010	2009
	In thousands
Projected benefit obligation	$16,986	$14,955	$4,493
Accumulated benefit obligation	16,986	14,955	4,493
Fair value of plan assets	12,088	11,433	3,634

Plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk.  The investments are limited to cash and equivalents, bonds, preferred stocks and common stocks. The investment target ranges and actual allocation of pension plan assets by major category at December 31, 2011 and 2010 are as follows:

	Target	2011	2010
Asset Category
Cash and cash equivalents	0 – 10%	4%	6%
Total fixed income funds	30 – 50%	37	28
Total mutual funds / equities	50 – 70%	59	66

Total		100%	100%

In accordance with the fair value disclosure requirements with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following assets were measured at fair value on a recurring basis at December 31, 2011 and 2010.  Additional information regarding FASB ASC 820 and the fair value hierarchy can be found in Note 19, Fair Value Measurements.

	December 31,	December 31,
	2011	2010
	In thousands
Asset Category
Cash and cash equivalents	$513	$640
Fixed income funds:
Government bonds	1,342	1,012
Corporate bonds	3,146	2,254
Total fixed income funds	4,488	3,266
Equity funds and equities:
Mutual funds	678	2,161
Common stock	6,409	5,366
Total equity funds and equities	7,087	7,527

Total	$12,088	$11,433

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

The Company expects to contribute $740,000 to its U.S. defined benefit plans in 2012.

The following benefit payments are expected to be paid:

Pension
Benefits
In thousands
2012	$717
2013	735
2014	749
2015	761
2016	806
Years 2017-2021	4,992

Portec Rail Products (UK) Limited Pension Plan (Portec Rail Plan):

During 2010, the Conveyors International Limited Pension Plan (Conveyors plan) was merged with the Portec Rail Products (UK) Limited Pension Plan (Portec Rail Plan) a defined benefit pension plan in the United Kingdom.  The combined Portec Rail Plan covers some current employees, former employees and retirees of the original Portec Rail Plan along with former employees of the Conveyors plan. The Portec Rail Plan has been frozen to new entrants since April 1, 1997 and also covers the former employees of the Conveyors plan after January 2002.  Benefits under the Portec Rail Plan, including the former Conveyors plan, were based on years of service and eligible compensation during defined periods of service.  Our funding policy for the Portec Rail Plan is to make minimum annual contributions required by applicable regulations.  Contributions of $235,000 and $54,000 were made to the plan on December 31, 2011 and 2010, respectively.  We expect to contribute $229,000 to the Portec Rail plan during 2012.

The funded status of the United Kingdom defined benefit plan at year end is as follows:

	December 31,	December 31,
	2011	2010
	In thousands
Benefit obligation at end of year	$6,964	$6,227
Fair value of assets at end of year	5,160	5,293
Funded status at end of year	(1,804)	(934)

Amounts recognized in the statement of financial position consist of:
	2011	2010
Other long-term liabilities	$(1,804)	$(934)

The weighted average assumptions used to measure the benefit obligation for the years ended December 31 were as follows:
	2011	2010
Discount rate	4.7%	5.4%
Expected rate of return	5.7%	5.2%

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

Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations.  The target asset allocation percentages for 2011 are as follows:
Portec Rail Plan
Equity securities	Up to 100%
Commercial property	Not to exceed 50%
U.K. Government securities	Not to exceed 50%
Cash	Up to 100%

Substantially all plan assets held within Portec's United Kingdom defined benefit pension plan consists of marketable securities and are classified in Level 1 of the fair value hierarchy.

The plan assets by category for the years ended December 31, are as follows:

	December 31,	December 31,
	2011	2010
Asset Category
Cash and cash equivalents	5%	3%
Equity securities	43	44
Bonds	27	19
Commercial property	25	25
Other	0	9
Total	100%	100%

The following estimated future benefits payments are expected to be paid under the Portec Rail Plan:

Pension
Benefits
In thousands
2012	$187
2013	191
2014	224
2015	247
2016	280
Years 2017 – 2020	1,764

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

The Company's employer match is 100% of the first 1% of deferred eligible compensation and up to 50% of the next 6%, based on years of service, of deferred eligible compensation, for a total maximum potential match of 4%.  The Company may also make discretionary contributions to the plan.  The expense associated with this plan was $1,929,000 in 2011, $1,700,000 in 2010 and $1,570,000 in 2009.

Portec maintains a defined contribution plan covering all non-union employees at its Montreal, Quebec, Canada location.  Under the terms of this plan, Portec may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the plan.  Contributions to this plan were $100,000 in 2011.

Portec also maintains a defined contribution plan covering substantially all employees of Portec Rail Products (UK) Ltd.  Benefits under this plan are provided under no formal written agreement.  Under the terms of the defined contribution plan, Portec may make non-elective contributions of between 3% and 10% of each employee’s compensation.  Contributions to this plan were $122,000 in 2011.

In July 2009, Portec created a new defined contribution plan covering substantially all the employees of Kelsan Technologies Corp.  Under the terms of this plan, Portec makes a non-elective contribution of 4% of each employee’s compensation and may also contribute 30% of the first 6% of each employee’s compensation contributed to the plan. Contributions to this plan were $106,000 in 2011.

Finally, the Company also has a defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas.  The expense associated with this plan was $62,000 in 2011, $34,000 in 2010 and $33,000 in 2009.

Other Post-Retirement Benefit Plan

At Portec's operation near Montreal, Quebec, Canada, it maintains a post-retirement benefit plan, which provides retiree life insurance, health care benefits and, for a closed group of employees, dental care.  Retiring employees with a minimum of 10 years of service are eligible for the plan benefits.  The plan is not funded.  Cost of benefits earned by employees is charged to expense as services are rendered.  The expense related to this plan was not material for 2011.  Portec's accrued benefit obligation per the actuarial valuation was $879,000 and $759,000 as of December 31, 2011 and 2010, respectively.  This amount is recognized within other long-term liabilities.

The weighted average assumptions used to measure the benefit obligation for the years ended December 31 were as follows:

	2011	2010
Discount rate	5.3%	5.7%
Weighted average health care trend rate	7.0%	7.3%

The weighted average health care rate trends downward to an ultimate rate of 4.70% in 2024.

Note 18.

Rental and Lease Information

The Company has capital and operating leases for certain plant facilities, office facilities, and equipment.  Rental expense for the years ended December 31, 2011, 2010 and 2009 amounted to $4,580,000, $3,674,000 and $3,672,000, respectively. Generally, land and building leases include escalation clauses.

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2011:

	Capital	Operating
	Leases	Leases
Year ending December 31,	In thousands
2012	$1,497	$2,993
2013	34	2,365
2014	19	1,969
2015	1	1,534
2016 and thereafter	0	3,300
Total minimum lease payments	1,551	$12,161
Less amount representing interest	61
Total present value of minimum payments	1,490
Less current portion of such obligations	1,439
Long-term obligations with interest rates ranging from 1.74% to 8.55%	$51

Assets recorded under capital leases are as follows:

	2011	2010
	In thousands
Land Improvements	$6,372	$6,372
Machinery and equipment at cost	6,399	6,355
Buildings	399	399
	13,170	13,126
Less accumulated amortization	11,019	9,808
Net capital lease assets	$2,151	$3,318

Note 19.

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

The Company has an established process for determining fair value for its financial assets and liabilities, principally cash and cash equivalents and IDSI acquisition notes.  Fair value is based on quoted market prices, where available.  If quoted market prices are not available, fair value is based on assumptions that use as inputs market-based parameters.  The following sections describe the valuation methodologies used by the Company to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified.  Where appropriate the description includes details of the key inputs to the valuations and any significant assumptions.

Cash equivalents.  Included within “Cash and cash equivalents” are principally investments in tax-free and taxable money market funds with municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds, all of which maintain AAA credit ratings.  Also included within cash equivalents were our investments in non-domestic bank certificates of deposit.  The Company uses quoted market prices to determine the fair value of these investments and they are classified in Level 1 of the fair value hierarchy.  The carrying amounts approximate fair value because of the short maturity of the instruments.

IDSI acquisition notes.  The Company issued non-interest bearing notes associated with its acquisition of IDSI.  The Company determined the fair value of these notes by computing the present value of the note payments using an interest rate formula applicable to the Company’s long-term debt.  The short-term note is included within “Current maturities of other long-term debt”, the long-term note was included within “Other long-term debt” and are classified in Level 2 of the fair value hierarchy.

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at December 31, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Domestic money market funds	$42,273	$42,273	$0	$0
Non domestic bank certificates of deposit	22,520	22,520	0	0
Cash equivalents at fair value	64,793	64,793	0	0

Total Assets	$64,793	$64,793	$0	$0

Liabilities
IDSI acquisition short-term note	$(945)	$0	$(945)	$0
Total current maturities of other long-term debt	(945)	0	(945)	0

Total Liabilities	$(945)	$0	$(945)	$0

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Domestic money market funds	$55,959	$55,959	$0	$0
Non domestic bank certificates of deposit	6,120	6,120	0	0
Cash equivalents at fair value	62,079	62,079	0	0

Total Assets	$62,079	$62,079	$0	$0

Liabilities
IDSI acquisition short-term note	$(955)	$0	$(955)	$0
Total current maturities of other long-term debt	(955)	0	(955)	0

IDSI acquisition long-term note	(925)	0	(925)	0
Total other long-term debt	(925)	0	(925)	0

Total Liabilities	$(1,880)	$0	$(1,880)	$0

Information regarding the fair value disclosures associated with the assets of the Company’s defined benefit plans can be found in Note 17, Retirement Plans.

Note 20.

Sale-Leaseback

In 2008, the Company sold approximately 63 acres of real estate located in Houston, TX used primarily by the Company’s Tubular Products segment for approximately $6,500,000 and recorded a gain of $1,486,000.

Pursuant to this sale, the Company entered into a sale-leaseback transaction, as amended on April 30, 2008, with the purchaser of the Houston, TX real estate for approximately 20 acres of the real estate and certain other assets for a ten year term at a monthly rental rate of $1,000 per acre with annual 3% increases.  The April 30, 2008 amendment added approximately nine acres of real estate (Temporary Premises) on a month to month term basis.  The January 6, 2009 amendment terminated the lease of approximately four acres of the Temporary Premises.  The lease is a “net” lease with the Company being responsible for taxes, maintenance, insurance and utilities.  The Company uses the leased property for its threaded product operations.

This lease is being accounted for as an operating lease with an interest rate of 5.25% for the transaction.  The transaction qualifies as a sale-leaseback under applicable guidance included in ASC Topic 840-40, “Leases, Sale-Leaseback Transactions,” and the Company recorded as a deferred gain the present value of the minimum lease payments of the operating lease, $2,146,000.  This deferred gain was being amortized over the term of the lease, 120 months.

During 2011, the Company provided the lessor of the Houston, TX property with written notice of the Company’s termination of the lease in its entirety effective April 30, 2012.  As a result of this termination, the Company recognized $577,000 of previously deferred gain and is recorded in other income in the Consolidated Statement of Operations.  At December 31, 2011, approximately $457,000 of unrecognized deferred gain is being amortized over the remaining life of the lease.

Note 21.

Commitments and Contingent Liabilities

Product Liability Claims

On July 12, 2011 the Union Pacific Railroad (UPRR) notified the Company and the Company’s subsidiary, CXT Incorporated (CXT), of a warranty claim under CXT's 2005 supply contract relating to the sale of prestressed concrete railroad ties for the UPRR.  The UPRR has asserted that a significant percentage of concrete ties manufactured in 2006 through 2010 at CXT's Grand Island, NE facility fail to meet contract specifications, have workmanship defects and are cracking and failing prematurely.  Approximately 1.6 million ties were sold from Grand Island to the UPRR during the period the UPRR has claimed nonconformance.  The 2005 contract calls for each concrete tie which fails to conform to the specifications or has a material defect in workmanship to be replaced with 1.5 new concrete ties, provided, that UPRR within five years of a concrete tie’s production, notifies CXT of such failure to conform or such defect in workmanship. The UPRR's notice does not specify how many ties manufactured during this period are defective nor which specifications it claims were not met or the nature of the alleged workmanship defects.  CXT believes it uses sound workmanship processes in the manufacture of concrete ties and has not agreed with the assertions in the UPRR’s warranty claim notice.  The UPRR has also notified CXT that ties have failed a certain test that is specified in the 2005 contract.

Since late July 2011, the Company and CXT have been working with material scientists and prestressed concrete experts, who have been testing a representative sample of Grand Island concrete ties.  While this testing is not complete, the Company has not identified any appreciable defects in workmanship.  Additionally, a customer of the UPRR has claimed that a representative sample of ties manufactured by the Company’s Grand Island facility have failed a test contained in its product specification.  As a result of this specific allegation, the UPRR has informed the Company that they currently intend to remove approximately 115,000 ties from track, which are a subset of ties subject to the July 12, 2011 claim.  The Company is reviewing this claim and, while its review is not complete, the Company continues to believe that these ties do not have a material deviation from its contractual specifications.  The Company expects that the testing required to address this product specification issue will be completed sometime during the latter part of the second quarter of 2012; however, the Company expects that it will continue to work collaboratively with the UPRR to address their overall product claim for some time to come.

On January 11, 2012, CXT received a subpoena from the United States Department of Transportation Inspector General (“IG”) requesting records related to its manufacture of concrete railroad ties in Grand Island, Nebraska.  The Company believes that this subpoena relates to the same set of circumstances giving rise to the UPRR product claim.  CXT and the Company intend to cooperate fully with the IG.  The Company cannot predict what impact, if any, this investigation will have on the UPRR’s product claim.

Based on the non-specific nature of the UPRR’s assertion and the Company’s current inability to verify the claims, it is unable to determine a range of reasonably possible outcomes regarding this potential exposure matter. As a result, no accruals were made as a result of this claim as the impact, if any, cannot be reasonably estimated at this time. No assurances can be given regarding the ultimate outcome of this matter.  The ultimate resolution of this matter could have a material, adverse impact on the Company’s financial statements, results of operations, liquidity and capital resources.

The Company is subject to product warranty claims that arise in the ordinary course of its business.  For certain manufactured products, the Company maintains a product warranty accrual which is adjusted on a monthly basis as a percentage of cost of sales.  This product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims.  The following table sets forth the Company’s product warranty accrual:

In thousands
Balance at December 31, 2009	$3,367
Additions to warranty liability	2,064
Portec acquisition	1,139
Warranty liability utilized	(2,157)
Balance at December 31, 2010	4,413
Additions to warranty liability	4,437
Warranty liability utilized	(2,208)
Balance at December 31, 2011	$6,642

Included within the above table are concrete tie warranty reserves of approximately $4,644,000, $1,966,000 and $2,702,000, respectively, as of December 31, 2011, 2010 and 2009.  For the periods ended December 31, 2011, 2010 and 2009, the Company recorded approximately $3,469,000, $750,000 and $2,724,000, respectively, in concrete tie warranty claims within cost of goods sold.  These concrete tie warranty charges primarily related to transit and industrial ties manufactured by the Company’s Grand Island, NE facility.  The requirement for this reserve is based upon historical claim experience.  No reserve has been recorded related specifically for the UPRR product claim dated July 12, 2011.

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

Environmental and Legal Proceedings

The Company is subject to national, state, foreign, provincial and/or local laws and regulations relating to the protection of the environment, and the Company is monitoring its potential environmental exposure related to current and former Portec facilities.  The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.  In the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, results of operations, cash flows, competitive position or capital expenditures of the Company.

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

As of December 31, 2011 and December 31, 2010, the Company maintained environmental and litigation reserves approximating $2,184,000 and $2,799,000, respectively.

Note 22.

Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2011 and 2010 is presented below:

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (1)	Quarter	Total
	In thousands, except per share amounts
Net sales	$117,104	$173,701	$162,701	$137,420	$590,926
Gross profit	$17,466	$26,293	$30,780	$27,613	$102,152
Net income	$679	$6,373	$9,740	$6,103	$22,895
Basic earnings per common share	$0.07	$0.62	$0.96	$0.61	$2.24
Diluted earnings per common share	$0.07	$0.61	$0.95	$0.60	$2.22
Dividends paid per common share	$0.00	$0.05	$0.025	$0.025	$0.10

1)  Includes a pre-tax gain of $577,000 associated with the early termination of the lease associated with the Company’s sale-leaseback transaction.

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (2)	Total
	In thousands, except per share amounts
Net sales	$82,002	$119,504	$125,561	$147,983	$475,050
Gross profit	$12,073	$20,315	$20,042	$22,153	$74,583
Net income	$1,753	$5,987	$6,513	$6,239	$20,492
Basic earnings per common share	$0.17	$0.59	$0.64	$0.61	$2.01
Diluted earnings per common share	$0.17	$0.58	$0.63	$0.60	$1.98

2) Includes a pre-tax gain of $1,364,000 associated with the remeasurement of the remaining Portec available-for-sale investment on the acquisition date.

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

Managements’ Report on Internal Control Over Financial Reporting

The management of L. B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f).  L. B. Foster Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  All internal control systems, no matter how well designed, have inherent limitations.  Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation.  There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

L. B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding the directors of the Company is incorporated herein by reference to the information included in the Company’s proxy statement for the 2012 annual meeting of stockholders (the “Proxy Statement”) under the caption “Election of Directors.”

The information required by this Item regarding the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information included in the Proxy Statement under the caption “Section 16(a) Beneficial Reporting Compliance.”

The information required by this Item regarding our Code of Ethics is set forth in Part I of this Annual Report on Form 10-K under the caption “Code of Ethics” and is incorporated herein by reference.

The information required by this Item regarding our audit committee and the audit committee financial expert(s) is incorporated herein by reference to the information included in the Proxy Statement under the caption “Corporate Governance - Board Committees - Audit Committee.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item regarding executive compensation is incorporated herein by reference to the information included in the Proxy Statement under the captions “Director Compensation,” “Executive Compensation,” “Summary Compensation Table (2011, 2010 and 2009),” “Grants of Plan-Based Awards in 2011,” “Outstanding Equity Awards At Fiscal Year-End (2011),” “Options Exercised and Stock Vested Table (2011),” “2011 Nonqualified Deferred Compensation,” “Change-In-Control,” “Executive Compensation - Compensation Discussion and Analysis - Overview of Compensation Framework - Consideration of Risk Within Compensation Arrangements,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding the Company’s equity compensation plans is set forth in Part II, Item 5 of this Form 10-K under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

The information required by this Item regarding the beneficial ownership of the Company is incorporated herein by reference to the information included in the Proxy Statement under the caption “Stock Ownership.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item regarding transactions with related persons is incorporated herein by reference to the information included in the Proxy Statement under the caption “Corporate Governance - Board Committees - Audit Committee.”

The information required by this Item regarding director independence is incorporated herein by reference to information included in the Proxy Statement under the caption “Corporate Governance - The Board and Board Meetings.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item regarding principal accountant fees and services is incorporated herein by reference to information included in the Proxy Statement under the caption “Independent Registered Public Accountants’ Fees.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(a)(1). Financial Statements

The following Reports of Independent Registered Public Accounting Firm, consolidated financial statements, and accompanying notes are included in Item 8 of this Report:

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

(a)(2).  Financial Statement Schedule

Schedules for the Three Years Ended December 31, 2011, 2010 and 2009:

II – Valuation and Qualifying Accounts.

The remaining schedules are omitted because of the absence of conditions upon which they are required.

(a)(3).  Exhibits

The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

	L. B. FOSTER COMPANY AND SUBSIDIARIES
	SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
	FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
			Additions
		Balance at	Charged to			Balance
		Beginning	Costs and	(2)	(1)	at End
		of Year	Expenses	Other	Deductions	of Year
		(In Thousands)
2011
Deducted from assets to which they apply:
	Allowance for doubtful accounts	$1,601	$261	$-	$52	$1,810
2010
Deducted from assets to which they apply:
	Allowance for doubtful accounts	$1,055	$247	$299	$-	$1,601
2009
Deducted from assets to which they apply:
	Allowance for doubtful accounts	$2,637	$(564)	$-	$1,018	$1,055

(1)	Notes and accounts receivable written off as uncollectible.
(2)	Other additions relate to the Portec acquisition.

3. Exhibits

The Exhibits marked with an asterisk are filed herewith.  All exhibits are incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated February 16, 2010, by and among L.B. Foster Company, Foster Thomas Company and Portec Rail Products, Inc. filed as Exhibit 2.1 to Form 8-K on February 17, 2010.

2.2
First Amendment to Agreement and Plan of Merger, dated as of May 13, 2010, by and among Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company filed as Exhibit 2.1 to Form 8-K on May 13, 2010.

2.3
Second Amendment to Agreement and Plan of Merger, dated August 30, 2010, by and among Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company filed as Exhibit 2.1 to Form 8-K on August 30, 2010.

2.4	Asset Purchase Agreement between Interlocking Deck Systems International, LLC and the Registrant dated March 23, 2010 filed as Exhibit 10.25 to Form 8-K on March 29, 2010.

3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.

*3.2	Bylaws of the Registrant.

4.1
Rights Agreement, dated as of October 24, 2006, between L. B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4B to Form 8-K on October 27, 2006.

10.1
$125,000,000 Revolving Credit Facility Credit Agreement dated May 2, 2011, between Registrant and PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., and Citizens Bank of Pennsylvania, filed as Exhibit 10.0 to Form 8-K on May 4, 2011.

^10.2
Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated January 24, 2005, and filed as Exhibit 10.21 to Form 10-K for the year ended December 31, 2004.

^10.3
Amendment to Agreement for Purchase and Sales of Concrete Ties between CXT Incorporated and the Union Pacific Railroad dated October 28, 2005, and filed as Exhibit 10.21.1 to Form 8-K on November 14, 2005.

**10.4	Employment Agreement with Robert P. Bauer, filed as Exhibit 10.1 to Form 8-K on January 17, 2012.

**10.5	Employment Agreement with Kevin R. Haugh, filed as Exhibit 10.54 to Form 10-Q on November 9, 2011.

**10.6	Letter Agreement with Stan Hasselbusch, filed as Exhibit 10.2 to Form 8-K on January 17, 2012.

**10.7	Letter agreement on Lee B. Foster II’s retirement, filed as Exhibit 10.59 to Form 8-K on April 22, 2008.

**10.8	2006 Omnibus Plan, as amended and restated May 18, 2011, filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A on April 8, 2011.

**10.9	Form of Restricted Stock Agreement (for grants made prior to December 23, 2011), filed as Exhibit 10.1 to Form 8-K on December 21, 2011.

**10.10	Amended Form of Restricted Stock Agreement (for grants made on or after December 23, 2011), filed as Exhibit 10.2 to Form 8-K on December 21, 2011.

**10.11	Restricted Stock Agreement between Registrant and Stan L. Hasselbusch dated May 28, 2010 filed as Exhibit 10.61 to Form 8-K on June 1, 2010.

**10.12	Restricted Stock Agreement between Registrant and David J. Russo dated May 28, 2010 filed as Exhibit 10.62 to Form 8-K on June 1, 2010.

**10.13	Retention Performance Share Unit Award Agreement between Registrant and Stan L. Hasselbusch dated March 15, 2011 filed as Exhibit 10.63 to Form 8-K on March 21, 2011.

**10.14	Retention Performance Share Unit Award Agreement between Registrant and David R. Sauder dated March 15, 2011. *

**10.15	Form of Performance Share Unit Award Agreement (2008 - 2011). *

**10.15.1	Form of Performance Share Unit Award Agreement (2012). *

**10.16	Executive Annual Incentive Compensation Plan, filed as Exhibit 10.59 to Form 8-K on March 12, 2008.

**10.17	Key Employee Separation Plan, filed as Exhibit 10.61 to Form 8-K on December 12, 2008.

**10.18	Supplemental Executive Retirement Plan as Amended and Restated on January 1, 2009, filed as Exhibit 10.51 to Form 10-K for the year ended December 31, 2008.

**10.19	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-K for the year ended December 31, 2010.

**10.20	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2010.

**10.21	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 10-K for the year ended December 31, 2010.

**10.22	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2010.

**10.23	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2010.

**10.24	Amendments to MRP2 filed as Exhibit 10.45.2 to Form 10-K for the year ended December 31, 2010.

**10.25	Leased Vehicle / Vehicle Allowance Policy, as amended and restated on September 1, 2007, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 2010.

**10.26	Summary of Director Compensation, filed as Exhibit 10.53 to Form 10-Q for the quarter ended September 30, 2011.

*21	List of Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

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

L.B. FOSTER COMPANY

Date: March 15, 2012	By: /s/ Robert P. Bauer
(Robert P. Bauer,
President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date
By:	/s/Lee B. Foster II	Chairman of the Board and Director	March 15, 2012
(Lee B. Foster II)

By:	/s/Robert P. Bauer	President, Chief Executive Officer and Director	March 15, 2012
(Robert P. Bauer)

By:	/s/Peter McIlroy II	Director	March 15, 2012
(Peter McIlroy II)

By:	/s/G. Thomas McKane	Director	March 15, 2012
(G. Thomas McKane)

By:	/s/Diane B. Owen	Director	March 15, 2012
(Diane B. Owen)

By:	/s/Linda K. Patterson	Controller	March 15, 2012
(Linda K. Patterson)

By:	/s/William H. Rackoff	Director	March 15, 2012
(William H. Rackoff)

By:	/s/Suzanne B. Rowland	Director	March 15, 2012
(Suzanne B. Rowland)

By:	/s/David J. Russo	Senior Vice President, Chief Financial and Accounting Officer and Treasurer	March 15, 2012
(David J. Russo)