Form 10-Q
period 2012-05-08
FOSTER L B CO
filed 2012-05-08
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock, Par Value $.01	10,114,135 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$67,751	$73,727
Accounts and notes receivable:
Trade	60,385	66,593
Other	1,542	1,934
	61,927	68,527
Inventories	96,163	92,278
Prepaid income taxes	2,688	3,684
Other current assets	2,994	1,777
Total Current Assets	231,523	239,993

Property, Plant & Equipment - At Cost	131,816	129,530
Less Accumulated Depreciation	(83,490)	(81,412)
	48,326	48,118

Other Assets:
Goodwill	43,825	43,825
Other intangibles - net	42,434	43,048
Investments	3,518	3,495
Other assets	1,450	1,415
TOTAL ASSETS	$371,076	$379,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,030	$2,384
Accounts payable - trade	43,939	50,277
Deferred revenue	5,181	6,833
Accrued payroll and employee benefits	5,507	9,678
Current deferred tax liabilities	782	759
Other accrued liabilities	15,587	14,801
Total Current Liabilities	72,026	84,732

Long-Term Debt	44	51
Deferred Tax Liabilities	11,458	11,708
Other Long-Term Liabilities	13,164	13,588

STOCKHOLDERS' EQUITY:
Common stock, issued 10,114,135 shares at 3/31/2012
and 10,073,403 shares at 12/31/2011	111	111
Paid-in capital	46,100	47,349
Retained earnings	258,264	255,152
Treasury stock - at cost, Common Stock, 1,001,644 shares
at 3/31/2012 and 1,042,376 shares at 12/31/2011	(26,656)	(28,169)
Accumulated other comprehensive loss	(3,435)	(4,628)
Total Stockholders' Equity	274,384	269,815
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$371,076	$379,894

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Net Sales	$118,527	$117,104
Cost of Goods Sold	95,662	99,638
Gross Profit	22,865	17,466

Selling and Administrative Expenses	17,533	15,696
Amortization Expense	704	704
Interest Expense	140	138
Interest Income	(100)	(56)
Equity in Income of Nonconsolidated Investment	(23)	(87)
Other (Income)/Expense	(486)	87
	17,768	16,482

Income Before Income Taxes	5,097	984

Income Tax Expense	1,728	305

Net Income	$3,369	$679

Basic Earnings Per Share	$0.33	$0.07

Diluted Earnings Per Share	$0.33	$0.07

Dividends Paid per Share	$0.025	$0.00

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)

Net income	$3,369	$679

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1,202)	774
Unrealized derivative gain on cash flow hedges	9	0

	(1,193)	774

Comprehensive income	$2,176	$1,453

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,369	$679
Adjustments to reconcile net income to net cash used
by operating activities:
Deferred income taxes	(206)	(953)
Depreciation and amortization	3,100	2,939
Equity in income of nonconsolidated investment	(23)	(87)
Loss on sale of property, plant and equipment	64	30
Deferred gain amortization on sale-leaseback	(342)	(54)
Stock-based compensation	739	389
Excess tax benefit from share-based compensation	(48)	(152)

Change in operating assets and liabilities:
Accounts receivable	6,900	8,207
Inventories	(3,621)	(11,106)
Other current assets	(1,495)	562
Prepaid income tax	1,739	(296)
Other noncurrent assets	33	3
Accounts payable - trade	(6,528)	6,015
Deferred revenue	(1,501)	(5,811)
Accrued payroll and employee benefits	(4,524)	(3,680)
Other current liabilities	222	530
Other liabilities	(281)	(624)
Net Cash Used by Operating Activities	(2,403)	(3,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property, plant and equipment	(2,506)	(2,864)
Acquisitions	0	(8,952)
Proceeds from fixed asset sales	7	0
Net Cash Used by Investing Activities	(2,499)	(11,816)

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended March 31,
	2012	2011
	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends on common stock paid to shareholders	(257)	0
Treasury stock acquisitions	(224)	0
Repayments of other long-term debt	(1,361)	(1,340)
Proceeds from exercise of stock options and stock awards	13	33
Excess tax benefit from share-based compensation	48	152
Net Cash Used by Financing Activities	(1,781)	(1,155)

Effect of exchange rate changes on cash and cash equivalents	707	464

Net Decrease in Cash and Cash Equivalents	(5,976)	(15,916)

Cash and Cash Equivalents at Beginning of Period	73,727	74,800
Cash and Cash Equivalents at End of Period	$67,751	$58,884

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$106	$176
Income Taxes Paid	$546	$740

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, actual results could differ from those estimates.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  Amounts included in the balance sheet as of December 31, 2011 were derived from our audited balance sheet.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

2. BUSINESS SEGMENTS

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products and services.

The following table illustrates revenues and profits of the Company by segment for the periods indicated:

	Three Months Ended
	March 31, 2012		March 31, 2011
	Net	Segment	Net	Segment
	Sales	Profit	Sales	Profit
	In thousands
Rail products	$69,195	$3,670	$64,573	$725
Construction products	40,035	686	46,780	1,694
Tubular products	9,297	2,312	5,751	744
Total	$118,527	$6,668	$117,104	$3,163

Segment profits, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from December 31, 2011.

The following table provides a reconciliation of reportable segment net profit to the Company’s consolidated total:

	Three Months Ended
	March 31,
	2012	2011
	In thousands
Income for reportable segments	$6,668	$3,163
Cost of capital for reportable segments	4,427	3,334
Interest expense	(140)	(138)
Interest income	100	56
Other income/(expense)	486	(87)
LIFO expense	(45)	(131)
Equity in income of nonconsolidated investment	23	87
Corporate expense and other unallocated charges	(6,422)	(5,300)

Income before income taxes	$5,097	$984

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill at March 31, 2012 and December 31, 2011 was $43,825,000, of which $40,614,000 is attributable to the Company’s Rail Products segment and $3,211,000 is attributable to the Construction Products segment.

Identified intangible assets of $2,305,000 are attributable to the Company’s Construction Products segment and $44,549,000 are attributable to the Company’s Rail Products segment.  The components of the Company’s intangible assets are as follows:

	March 31, 2012
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(363)	$17
Patents	10	125	(125)	0
Customer relationships	23	19,960	(1,674)	18,286
Supplier relationships	5	350	(91)	259
Trademarks	17	6,280	(556)	5,724
Technology	18	19,759	(1,611)	18,148
	20	$46,854	$(4,420)	$42,434

	December 31, 2011
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(361)	$19
Patents	10	125	(125)	0
Customer relationships	23	19,960	(1,402)	18,558
Supplier relationships	5	350	(73)	277
Trademarks	17	6,280	(447)	5,833
Technology	18	19,667	(1,306)	18,361
	20	$46,762	$(3,714)	$43,048

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 20 years.  Amortization expense for three month periods ended March 31, 2012 and 2011 was $704,000.

Estimated amortization expense for the remainder of 2012 and the years 2013 and thereafter is as follows:

In thousands
2012	$2,071
2013	2,775
2014	2,775
2015	2,496
2016	2,339
2017 and thereafter	29,978
$42,434

4. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and, generally, collateral is not required.  Credit terms are consistent with industry standards and practices.  Trade accounts receivable at March 31, 2012 and December 31, 2011 have been reduced by an allowance for doubtful accounts of ($1,717,000) and ($1,810,000), respectively.

5. INVENTORIES

Inventories of the Company at March 31, 2012 and December 31, 2011 are summarized in the following table:

		March 31,	December 31,
		2012	2011
		In thousands
Finished goods		$77,098	$73,088
Work-in-process		9,149	9,056
Raw materials		20,144	20,317

Total inventories at current costs		106,391	102,461
Less:	LIFO reserve	(10,228)	(10,183)
		$96,163	$92,278

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

6. INVESTMENTS

Investments of the Company consist of a nonconsolidated equity method investment of $3,518,000 and $3,495,000 at March 31, 2012 and December 31, 2011, respectively.

The Company is a member of a joint venture with L B Industries, Inc. and James Legg until June 30, 2019.  The Company and L B Industries, Inc. each have a 45% ownership interest in the joint venture, L B Pipe & Coupling Products, LLC (JV).  The JV manufactures, markets and sells various products for the energy, utility and construction markets.  Under the terms of the JV agreement, as amended, the Company was required to make capital contributions totaling approximately $3,000,000.  The Company fulfilled these commitments during 2011.  The other JV members are required to make proportionate contributions in accordance with the ownership percentages in the JV agreement.

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

The Company recorded equity in the income of the JV of approximately $23,000 and $87,000 for the three months ended March 31, 2012 and 2011, respectively.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the JV for its operations.  The carrying amounts with the maximum exposure to loss of the Company at March 31, 2012 and December 31, 2011, respectively, are as follows:

	March 31,	December 31,
	2012	2011
	In thousands
Equity method investment	$3,518	$3,495
Net investment in direct financing lease	959	971
	$4,477	$4,466

The Company is leasing five acres of land and the facility to the JV over a period of 9.5 years, with a 5.5 year renewal period.  Monthly rent over the term of the lease is approximately $10,000, with a balloon payment of approximately $488,000 which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease.  This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” The Company maintained a net investment in this direct financing lease of approximately $959,000 and $971,000 at March 31, 2012 and December 31, 2011, respectively.

The following is a schedule of the direct financing minimum lease payments for the remainder of 2012 and the years 2013 and thereafter:
In thousands
2012	$38
2013	54
2014	58
2015	63
2016	67
2017 and thereafter	679
$959

7. DEFERRED REVENUE

Deferred revenue consists of customer payments received for which the sales process has been substantially completed but the right to recognize revenue has not yet been met.  The Company has significantly fulfilled its obligations under the contracts and the customers have paid, but due to the Company’s continuing involvement with the material, revenue is precluded from being recognized until the customer takes possession.

8. BORROWINGS

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

Borrowings under the Credit Agreement will bear interest at rates based upon either the base rate or LIBOR based rate plus applicable margins.  Applicable margins are dictated by the ratio of the Company’s Indebtedness less cash on hand to the Company’s consolidated EBITDA, as defined in the underlying Credit Agreement.  The base rate is the highest of (a) PNC Bank’s prime rate, (b) the Federal Funds Rate plus .50% or (c) the daily LIBOR rate, as defined in the underlying Credit Agreement, plus 1.00%.  The base rate spread ranges from 0.00% to 1.00%.  LIBOR based rates are determined by dividing the published LIBOR rate by a number equal to 1.00 minus the percentage prescribed by the Federal Reserve for determining the maximum reserve requirements with respect to any Eurocurrency funding by banks on such day.  The LIBOR based rate spread ranges from 1.00% to 2.00%.

The Credit Agreement includes two financial covenants:  (a) the Leverage Ratio, defined as the Company’s Indebtedness less cash on hand divided by the Company’s consolidated EBITDA, which must not exceed 3.00 to 1.00 and (b) Minimum Interest Coverage, defined as consolidated EBITDA less Capital Expenditures divided by consolidated interest expense, which must be no less than 3.00 to 1.00.

The Credit Agreement permits the Company to pay dividends and distributions and make redemptions with respect to its stock providing no event of default or potential default (as defined in the facility agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption.  Dividends, distributions, and redemptions are capped at $15,000,000 per year when funds are drawn on the facility.  If no drawings on the facility exist, dividends, distributions, and redemptions in excess of $15,000,000 per year are subjected to a limitation of $75,000,000 in aggregate.  The $75,000,000 aggregate limitation also includes certain loans, investments, and acquisitions.  The Company is permitted to acquire the stock or assets of other entities with limited restrictions providing that the Leverage Ratio does not exceed 2.50 to 1.00 after giving effect to the acquisition.

Other restrictions exist at all times including, but not limited to, limitation of the Company’s sale of assets, other indebtedness incurred by either the borrowers or the non-borrower subsidiaries of the Company, guaranties, and liens.

As of March 31, 2012, the Company was in compliance with the Agreement’s covenants.

The Company had no outstanding borrowings under the revolving credit facility at March 31, 2012 or December 31, 2011 and had available borrowing capacity of $123,831,000 at March 31, 2012.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500,000 pounds sterling (approximately $2,402,000 at March 31, 2012).  This credit facility supports the working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations.  The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. There were no borrowings or performance bonds outstanding on this facility as of March 31, 2012 or December 31, 2011. The expiration date of this credit facility is June 30, 2012.

The United Kingdom loan agreements contain certain financial covenants that require it to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of March 31, 2012.

Letters of Credit

At December 31, 2012 the Company had outstanding letters of credit of approximately $1,169,000.

9. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2012	2011
	In thousands, except per share data
Numerator:
Numerator for basic and diluted earnings per common share -
net income available to common stockholders	$3,369	$679
Denominator:
Weighted average shares	10,090	10,285
Denominator for basic earnings per common share	10,090	10,285

Effect of dilutive securities:
Employee stock options	18	41
Other stock compensation plans	89	75
Dilutive potential common shares	107	116

Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversions	10,197	10,401

Basic earnings per common share	$0.33	$0.07

Diluted earnings per common share	$0.33	$0.07

Dividends paid per common share	$0.025	$0.00

10. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation.  Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period.  The Company recorded stock compensation expense of $739,000 and $389,000 for the three month periods ended March 31, 2012 and 2011, respectively, related to restricted stock awards and performance unit awards.

Stock Option Awards

A summary of the option activity as of March 31, 2012 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding and Exercisable at January 1, 2012	39,950	$8.94	2.8
Granted	0	0	0
Canceled	0	0	0
Exercised	(1,450)	9.30	0
Outstanding and Exercisable at March 31, 2012	38,500	$8.92	2.6	$754,000

The total intrinsic value of options outstanding and exercisable at March 31, 2011 was $2,529,000.

At March 31, 2012, common stock options outstanding and exercisable under the plans had option prices ranging from $4.10 to $14.77, with a weighted average exercise price of $8.92.  At March 31, 2011, common stock options outstanding and exercisable under the plans had option prices ranging from $3.65 to $14.77, with a weighted average exercise price of $7.47 per share.

The weighted average remaining contractual life of the stock options outstanding at March 31, 2012 and 2011 was 2.6 and 2.8 years, respectively.

Options exercised during the three month periods ended March 31, 2012 and 2011 totaled 1,450 and 10,000 shares, respectively.  The weighted average exercise price per share of the options exercised during the three month periods ended March 31, 2012 and 2011 were $9.30 and $3.29, respectively.  The total intrinsic value of options exercised during the three month periods ended March 31, 2012 and 2011 were $30,000 and $372,000.

Shares issued as a result of stock option exercise generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares.

Restricted Stock Awards

For the three month periods ended March 31, 2012 and 2011, the Company granted approximately 18,000 and 25,000 shares, respectively, of restricted stock to individuals who are employees.  Additionally, during the three month period ended March 31, 2012, the Company granted approximately 66,000 shares of restricted stock to an employee director as follows:

			Aggregate
		Grant Date	Fair
Grant Date	Units	Fair Value	Value	Vesting Date

March 15, 2011	24,836	$38.46	$955,193	March 15, 2015
February 1, 2012	66,000	30.15	1,989,900	February 1, 2016
March 6, 2012	18,347	27.49	504,359	March 6, 2016

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

Performance Unit Awards

Annually, under separate three year long-term incentive plans, pursuant to the Omnibus Plan, the Company granted performance units during the three month periods ended March 31:

				Aggregate
			Grant Date	Fair
Incentive Plan	Grant Date	Units	Fair Value	Value	Vesting Date

2010 – 2012	March 2, 2010	36,541	$31.83	$1,163,100	March 2, 2013
2011 – 2013	March 15, 2011	34,002	38.46	1,307,717	March 15, 2014
2012 – 2014	March 6, 2012	43,042	27.49	1,183,225	March 6, 2015

In addition, on March 15, 2011 the Company awarded, pursuant to the Omnibus Plan, 1,500 special performance units to an employee director and 1,000 special performance units to an executive.  Based on the satisfaction of the performance conditions, these units were converted, net of shares withheld for applicable income tax purposes, into 1,436 and 957 shares, respectively, of the Company’s common stock on March 6, 2012.  The grant date fair value of these awards was $38.46 and the aggregate fair value was $58,000 and $38,000, respectively.

Performance Units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan.  The aggregate fair value in the above table is based upon reaching 100% of the performance targets as defined in the underlying plan.

The Company recorded compensation expense of $739,000 and $389,000, respectively, for the three month periods ended March 31, 2012 and 2011.

Shares issued as a result of restricted stock awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess tax benefit realized for the tax deduction from stock-based compensation approximated $48,000 and $152,000 for the three months ended March 31, 2012 and 2011, respectively.  This excess tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

11. RETIREMENT PLANS

Retirement Plans

The Company has five plans which cover its hourly and salaried employees in the United States; three defined benefit plans (one active / two frozen) and two defined contribution plans.  Employees are eligible to participate in the appropriate plan based on employment classification.  The Company's funding to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines.  The Company policy is to contribute at least the minimum funding standards of ERISA.

The Company’s subsidiary, Portec Rail Products, Inc. (Portec Rail), maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan.  In the United Kingdom, Portec Rail maintains both a defined contribution plan and a defined benefit plan.  These plans are discussed in further detail below.

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three month periods ended March 31, 2012 and 2011 are as follows:

	Three Months Ended
	March 31,
	2012	2011
	In thousands
Service cost	$8	$8
Interest cost	187	200
Expected return on plan assets	(203)	(191)
Recognized net actuarial loss	49	28
Net periodic cost	$41	$45

The Company expects to contribute approximately $741,000 to its United States defined benefit plans in 2012.  For the three months ended March 31, 2012, the Company contributed approximately $166,000 to these plans.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three months ended March 31 is as follows:
	Three Months Ended
	March 31,
	2012	2011
	In thousands
Interest cost	$83	$66
Expected return on plan assets	(71)	(72)
Amortization of transition amount	(12)	(12)
Recognized net actuarial loss	54	28
Net periodic cost	$54	$10

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates making contributions of $235,000 to the United Kingdom Portec Rail pension plan during 2012.  For the three months ended March 31, 2012, the Company contributed approximately $56,000 to the United Kingdom Portec Rail plan.

Defined Contribution Plans

The Company has a domestic defined contribution plan that covers all non-union hourly and all salaried employees. This plan permits both pretax and after-tax employee contributions. Participants can contribute, subject to statutory limitations, between 1% and 75% of eligible pre-tax pay and between 1% and 100% of eligible after-tax pay.  The Company's employer match is 100% of the first 1% of deferred eligible compensation and up to 50% of the next 6%, based on years of service, of deferred eligible compensation, for a total maximum potential match of 4%.  The Company may also make discretionary contributions to the plan.

The expense associated with this plan for the three months ended March 31 was $467,000 in 2012 and $540,000 in 2011.

The Company also has a domestic defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas.  The expense associated with this active plan for the three months ended March 31, 2012 and 2011 was $17,000 and $13,000, respectively.

The Company’s Portec Rail subsidiary maintains a defined contribution plan covering all non-union employees at its Montreal, Quebec, Canada location.  Under the terms of this plan, Portec Rail may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the plan.  Contributions to this plan were $27,000 and $23,000 for the three months ended March 31, 2012 and 2011.

The Company’s Portec Rail subsidiary also maintains a defined contribution plan covering substantially all employees of Portec Rail Products (UK) Ltd.  Benefits under this plan are provided under no formal written agreement.  Under the terms of the defined contribution plan, Portec Rail may make non-elective contributions of between 3% and 10% of each employee’s compensation.  Contributions to this plan were $27,000 and $29,000 for the three months ended March 31, 2012 and 2011, respectively.

Finally, the Company’s Portec Rail subsidiary maintains a defined contribution plan covering substantially all of the employees of Kelsan Technologies Corp., a wholly-owned subsidiary of the Company.  Under the terms of this plan, Portec Rail makes a non-elective contribution of 4% of each employee’s compensation and may also contribute 30% of the first 6% of each employee’s compensation contributed to the plan. Contributions to this plan were $39,000 and $24,000 for the three months ended March 31, 2012 and 2011, respectively.

12. FAIR VALUE MEASUREMENTS

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

The Company has an established process for determining fair value for its financial assets and liabilities, principally cash and cash equivalents and foreign currency exchange contracts.  Fair value is based on quoted market prices, where available.  If quoted market prices are not available, fair value is based on assumptions that use as inputs market-based parameters.  The following sections describe the valuation methodologies used by the Company to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified.  Where appropriate the description includes details of the key inputs to the valuations and any significant assumptions.

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

Derivative contracts.  The Company uses significant other observable inputs that are readily available in public markets or can be derived from information available in publicly quoted markets to determine the fair value of its derivative contracts.  These instruments consist of foreign currency exchange contracts, are included within “Other accrued liabilities,” and are classified in Level 2 of the fair value hierarchy.  Fluctuations in the fair values of derivative instruments are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged items affect earnings.  There were no such instruments as of December 31, 2011.

IDSI acquisition notes.  The Company issued non-interest bearing notes associated with its 2010 acquisition of Interlocking Deck Systems International, LLC (IDSI).  The Company determined the fair value of these notes by computing the present value of the note payments using an interest rate formula applicable to the Company’s long-term debt.  This note was paid during the period ended March 31, 2012.  The note was included within “Current maturities of long-term debt” at December 31, 2011.

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at March 31, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Domestic money market funds	$37,270	$37,270	$0	$0
Non domestic bank certificates of deposit	20,952	20,952	0	0
Cash equivalents at fair value	58,222	58,222	0	0

Total Assets	$58,222	$58,222	$0	$0

Liabilities
Derivatives	$(13)	$0	$(13)	$0
Total other accrued liabilities	(13)	0	(13)	0

Total Liabilities	$(13)	$0	$(13)	$0

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Domestic money market funds	$42,273	$42,273	$0	$0
Non domestic bank certificates of deposit	22,520	22,520	0	0
Cash equivalents at fair value	64,793	64,793	0	0

Total Assets	$64,793	$64,793	$0	$0

Liabilities
IDSI acquisition short-term note	$(945)	$0	$(945)	$0
Total current maturities of other long-term debt	(945)	0	(945)	0

Total Liabilities	$(945)	$0	$(945)	$0

13. COMMITMENTS AND CONTINGENT LIABILITIES

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

Based on the non-specific nature of the UPRR’s assertion and the Company’s current inability to verify the claims, the Company is unable to determine a range of reasonably possible outcomes regarding this potential exposure matter. As a result, no accruals have been made as a result of this claim, as the impact, if any, cannot be reasonably estimated at this time. No assurances can be given regarding the ultimate outcome of this matter.  The ultimate resolution of this matter could have a material, adverse impact on the Company’s financial statements, results of operations, liquidity and capital resources.

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

In thousands
Balance at December 31, 2011	$6,642
Additions to warranty liability	498
Warranty liability utilized	(483)
Balance at March 31, 2012	$6,657

Included within the above table are concrete tie warranty reserves of approximately $5,285,000 and $5,160,000 as of March 31, 2012 and December 31, 2011, respectively.  No reserve has been recorded related specifically for the UPRR product claim dated July 12, 2011.

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

The Company is also subject to legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition or liquidity of the Company.  The resolution, in any reporting period, of one or more of these matters could have a material effect on the Company’s results of operations for that period.

As of March 31, 2012 and December 31, 2011, the Company maintained environmental and litigation reserves approximating $2,131,000 and $2,184,000, respectively.

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

During the first quarter of 2012, the Company entered into commitments with notional amounts totaling approximately $742,000 to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain steel piling in the second quarter of 2012.  The fair value of this instrument was a liability of approximately $13,000 as of March 31, 2012 and was recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheets.  The Company did not engage in any foreign currency hedging transactions during the three month period ended March 31, 2011.

15. INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2012 and 2011 was 33.9% and 31.0%, respectively.  The increase in the effective tax rate is principally attributable to statutory rate changes in the United Kingdom which lowered the 2011 first quarter rate by 3.0%.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
General

L. B. Foster Company is a leading manufacturer, fabricator and distributor of products for the rail, construction, utility and energy markets.  The Company is comprised of three business segments: Rail products, Construction products and Tubular products.

Year-to-date Results of Operations

	Three Months Ended		Percent of Total Net Sales		Percent
	March 31,		Period Ended March 31,		Increase/(Decrease)
	2012	2011	2012	2011	2012 vs. 2011
	Dollars in thousands
Net Sales:
Rail Products	$69,195	$64,573	58.4%	55.1%	7.2%
Construction Products	40,035	46,780	33.8	39.9	(14.4)
Tubular Products	9,297	5,751	7.8	4.9	61.7
Total Net Sales	$118,527	$117,104	100.0%	100.0%	1.2%

	Three Months Ended		Gross Profit Percentage		Percent
	March 31,		Period Ended March 31,		Increase/(Decrease)
	2012	2011	2012	2011	2012 vs. 2011
	Dollars in thousands
Gross Profit:
Rail Products	$15,116	$10,521	21.8%	16.3%	43.7%
Construction Products	5,506	6,336	13.8	13.5	(13.1)
Tubular Products	2,695	1,174	29.0	20.4	129.6
LIFO Expense	(45)	(131)	(0.0)	(0.1)	(65.6)
Other	(407)	(434)	(0.3)	(0.4)	(6.2)
Total Gross Profit	$22,865	$17,466	19.3%	14.9%	30.9%

	Three Months Ended		Percent of Total Net Sales		Percent
	March 31,		Period Ended March 31,		Increase/(Decrease)
	2012	2011	2012	2011	2012 vs. 2011
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$17,533	$15,696	14.8%	13.4%	11.7%
Amortization Expense	704	704	0.6	0.6	0.0
Interest Expense	140	138	0.1	0.1	1.4
Interest Income	(100)	(56)	(0.1)	(0.0)	78.6
Equity in Income of Nonconsolidated Investment	(23)	(87)	(0.0)	(0.1)	(73.6)
Other (Income)/Expense	(486)	87	(0.4)	0.1	**
Total Expenses	17,768	16,482	15.0	14.1	7.8

Income Before Income Taxes	5,097	984	4.3	0.8	418.0
Income Tax Expense	1,728	305	1.5	0.3	466.6

Net Income	$3,369	$679	2.8%	0.6%	396.2%

**	Results of calculation are not meaningful for presentation purposes.

First Quarter 2012 Compared to First Quarter 2011 – Company Analysis

Net income for the first quarter of 2012 was $0.33 per diluted share which compares favorably to net income for the first quarter of 2011 of $0.07 per diluted share.  Included within gross profit in the 2011 period was a nonrecurring increase in cost of goods sold of approximately $2.5 million related to the recognition of the inventory step-up to fair value from our 2010 acquisition of Portec Rail Products, Inc.

Approximately $0.9 million of the increased selling and administrative expenses in 2012 was for concrete tie testing expenses associated with the July 2011 UPRR product warranty claim.  The remainder of the increase over 2011 was due primarily to employee salary and benefit expenses.  We recognized increased gains of approximately $0.3 million in 2012 related to a revision in the remaining term of the operating lease associated with our former Houston, TX threading facility.  These amounts were recorded within “Other (Income)/Expense” in the Condensed Consolidated Statements of Operations.  The effective income tax rate in the first quarter of 2012 was 33.9% compared to 31.0% in the prior year quarter.  The increase in the effective tax rate is principally attributable to statutory rate changes in the United Kingdom which lowered the prior year first quarter tax rate by 3.0%.

Results of Operations – Segment Analysis

Rail Products

	Three Months Ended		Increase/	Percent
	March 31,		(Decrease)	Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$69,195	$64,573	$4,622	7.2%

Gross Profit	$15,116	$10,521	$4,595	43.7%
Gross Profit Percentage	21.8%	16.3%	5.6%	34.1%

First Quarter 2012 Compared to First Quarter 2011

Increased sales volumes from our rail distribution business, and secondarily at our Allegheny Rail Products division, delivered growth in our Rail Products segment.  Additionally, our United Kingdom friction management business reported improvement in sales volumes.  Partially offsetting these improvements was a decrease in volumes reported by our Canadian track components business.

Our 2011 gross profit was unfavorably impacted by a nonrecurring increase in cost of goods sold of approximately $2.5 million related to recognition of the remaining portion of the inventory step-up to fair value from our allocation of Portec Rail’s purchase price.  Exclusive of this purchase accounting impact, our Rail Products gross profit margin would have increased approximately 1.7% from the 2011 period.

We believe that reasonable carload and intermodal rail traffic, robust railroad financial results and strong forecasted spending by the Class 1 Railroads bode well for continued strong results in our Rail Products segment and we will continue to work collaboratively with the UPRR in an effort to bring its product warranty claim to a satisfactory resolution.

Construction Products

	Three Months Ended		Increase/	Percent
	March 31,		(Decrease)	Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$40,035	$46,780	$(6,745)	(14.4)%

Gross Profit	$5,506	$6,336	$(830)	(13.1)%
Gross Profit Percentage	13.8%	13.5%	0.2%	1.5%

First Quarter 2012 Compared to First Quarter 2011

Entering 2012 with a lower backlog of business, as well as booking fewer new orders in the 2012 quarter than the comparable prior period, resulted in lower sales volumes in the 2012 quarter for our piling division.  Even with these volume reductions, our piling division was able to deliver growth in gross profit margin.  The remainder of our Construction Products divisions experienced volume related gross profit declines.

We expect our Construction Products segment to be challenged throughout 2012 by continued weak market conditions.  Additionally, the lack of solid direction on a transportation bill will keep pressure on the segment.

Tubular Products

	Three Months Ended		Increase/	Percent
	March 31,		(Decrease)	Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$9,297	$5,751	$3,546	61.7%

Gross Profit	$2,695	$1,174	$1,521	129.6%
Gross Profit Percentage	29.0%	20.4%	8.6%	42.0%

First Quarter 2012 Compared to First Quarter 2011

Improved volumes from our coated pipe division led both the sales and gross profit growth in 2012.

While we expect continued growth in the oil & gas and water well application end markets throughout 2012, we do not anticipate these markets to continue at the growth rate experienced during the first quarter.

Liquidity and Capital Resources

Our capitalization is as follows:

	March 31,		December 31,
	2012		2011
	Amount	%	Amount	%
Debt:	Dollars in millions
Capital leases and interim lease financing	$1.1		$1.5
IDSI acquisition notes	0.0		0.9
Total Debt	1.1	0.4%	2.4	0.9%

Equity	274.4	99.6%	269.8	99.1%

Total Capitalization	$275.5	100.0%	$272.2	100.0%

Our need for liquidity relates primarily to seasonal working capital requirements, capital expenditures, joint venture capital obligations, strategic acquisitions, debt service obligations, share repurchases and dividends.

The following table summarizes the year-to-date impact of these items:

	March 31,
	2012	2011
Liquidity needs:	In millions
Working capital and other assets and liabilities	$(9.0)	$(6.2)
Capital expenditures	(2.5)	(2.9)
Other long-term debt repayments	(1.4)	(1.3)
Common stock purchases	(0.2)	0.0
Dividends paid to shareholders	(0.3)	0.0
Acquisitions	0.0	(9.0)
Cash interest paid	(0.1)	(0.2)
Net liquidity requirements	(13.5)	(19.6)

Liquidity sources:
Internally generated cash flows before interest paid	6.7	3.0
Equity transactions	0.1	0.2
Foreign exchange effects	0.7	0.5
Net liquidity sources	7.5	3.7

Net Change in Cash	$(6.0)	$(15.9)

Cash Flow from Operating Activities

During the current 2012 period, cash flows from operations used $2.4 million, an improvement of $1.0 million compared to the 2011 period.  For the three months ended March 31, 2012, net income and adjustments to net income provided $6.6 million compared to providing $2.8 million in the 2011 period.  Working capital and other assets and liabilities used $9.0 million compared to working capital and other assets and liabilities using $6.2 million in the prior year.

Cash Flow from Investing Activities

Capital expenditures were $2.5 million for the first three months of 2012 compared to $2.9 million for the same 2011 period.  Current period expenditures were primarily used for the Burnaby, British Columbia, Canada facility, other yard upgrades and plant equipment.  We anticipate total capital spending in 2012 will range between $9.0 million and $10.0 million and will be funded by cash flow from operations.

In January 2011, we made our final, net payment of approximately $9.0 million for the remaining outstanding shares of common stock related to our 2010 acquisition of Portec Rail.

Cash flow from Financing Activities

While we did not purchase any common shares of the Company under our existing share repurchase authorization, we did repurchase 19,828 shares for approximately $0.2 million to pay for withholding taxes.

Financial Condition

As of March 31, 2012, we had approximately $67.8 million in cash and cash equivalents and a credit facility with $123.8 million of availability while carrying only $1.1 million in total debt.  As of March 31, 2012 we were in compliance with all of the credit agreement’s covenants.  We believe this capacity will afford us the flexibility to take advantage of opportunities as we explore both organic and external investment opportunities.

Included within cash and cash equivalents are primarily investments in tax-free and taxable money market funds.  The money market funds include municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds.  Our priority continues to be short-term maturities and the preservation of our principal balances.  Approximately $28.8 million of our cash and cash equivalents is held in non-domestic bank accounts.  There are no material restrictions in converting those funds into other currencies and they are available to meet the liquidity needs of our foreign operations.

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

Recent Developments

Our CXT Rail operation is dependent on the UPRR for a significant portion of its business.  In connection with the 2005 award of a long-term concrete railroad tie supply contract from the UPRR, CXT completed the construction of a new facility in Tucson, AZ.  Pursuant to the supply agreement, UPRR has agreed to purchase minimum annual quantities from the Tucson, AZ facility through 2012.  While we are currently in negotiations with the UPRR, we do not know whether we will extend the supply contract.  Additionally, we do not know whether the July 2011 UPRR product warranty claim, which is described in Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, will adversely impact our ability to extend the supply agreement.

For the three months ended March 31, 2012 and 2011, sales to the UPRR from our Tucson, AZ facility were approximately $6.2 million and $5.4 million, respectively.  The gross profit margin associated with these sales was approximately 2.2% and 5.4% for the three months ended March 31, 2012 and 2011, respectively.  Additionally, as of March 31, 2012 we had long-lived assets with a net book value of approximately $3.7 million associated with the Tucson, AZ facility.  We expect the net book value of these assets to be approximately $1.6 million as of December 31, 2012.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances.  Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties.  As a result, actual results could differ from these estimates.  In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality.  There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2011.  For more information regarding the Company’s critical accounting policies, please see the Management’s Discussion & Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit.  A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2011 is included in the “Liquidity and Capital Resources” section of the Company’s  Annual Report filed on Form 10-K for the year ended December 31, 2011.  These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.  There were no material changes to these arrangements during the three month period ended March 31, 2012.

Outlook

We believe that we are well positioned to benefit from strengthening rail and energy markets in which we participate but we continue to anticipate a weakened construction market through 2012.  We expect to generate cash flows from operations in excess of capital expenditures, scheduled debt service repayments, share repurchases and dividends.

Class 1 Railroad capital spending is expected to remain strong through 2012 and we anticipate robust North American rail traffic, which bodes well for our rail business.

Our tubular divisions end markets in oil & gas and water well applications are driven by energy and agriculture.  The growth in these two segments should continue in 2012, but at a lower rate than the first quarter.  The new Magnolia, TX plant opened and will assume full production capacity by May 2012, helping us improve efficiency in the threaded products business.

In Construction Products we face softer market conditions where our backlog is lower compared to last year and the renewal of favorable transportation legislation in the United States remains uncertain.  Additionally, approximately 30 US states are projecting budget deficits in the upcoming fiscal year that may present challenges to many of the end markets in which we sell, given their reliance on government funding.  Certain of our businesses rely heavily on spending authorized by the federal transportation funding bill, SAFETEA-LU, enacted in August 2005.  This legislation authorized $286 billion for United States transportation improvement spending over a six-year period and expired in September 2009.  In March 2012, the United States Congress extended this legislation through June 30, 2012.  While certain estimates of the amounts that may be authorized under successor legislation to SAFETEA-LU range from $109 billion over two years to $470 billion over six years, there is uncertainty as to the timing of the renewal of this multi-year surface transportation legislation and how such legislation will actually be funded.

We anticipate a slowly improving economy through the end of 2012 and we also expect to be profitable and generate cash flows in excess of our capital expenditures, debt service, dividends and share repurchases.

Although backlog is not necessarily indicative of future operating results, total Company backlog at March 31, 2012, was approximately $201.7 million and summarized by business segment in the following table for the periods indicated:

	Backlog
	March 31,	December 31,	March 31,
	2012	2011	2011
	In thousands
Rail Products	$119,992	$68,103	$117,799
Construction Products	69,770	66,555	111,922
Tubular Products	11,981	10,784	7,404
Total Backlog	$201,743	$145,442	$237,125

We are currently at approximately 90% capacity utilization for the UPRR at our Tucson, AZ facility.  While we are currently in negotiations with the UPRR, we do not know whether the supply contract will be extended.  Additionally, we do not know whether the July 2011 UPRR product warranty claim will adversely impact our ability to extend the supply agreement.

As of March 31, 2012, we maintained a warranty reserve approximating $4.8 million for potential warranty claims associated with concrete railroad ties.  While we believe this is a reasonable estimate of our potential contingencies related to identified concrete tie warranty matters, we may incur future charges associated with new customer claims or further development of information for existing customer claims, including the July 2011 product claim by the UPRR.  Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on our results of operations and financial condition.

Forward-Looking Statements

This Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are statements that do not relate strictly to historical or current facts.  Sentences containing words such as “believes,” “intends,” “anticipates,” “expects,” or “will” generally should be considered forward-looking statements.  Forward-looking statements in this Form 10-Q may concern, among other things, the Company’s expectations regarding our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties.  The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements.  Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: general business conditions, the availability of material from major suppliers, labor disputes, the impact of competition, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements, taxes, inflation and governmental regulations.  Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. These and other risks are more fully described in the “Risk Factors” Section of our Annual Report on Form 10-K and in our other periodic filings with the Securities and Exchange Commission. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Exchange Rate Risk

During the first quarter of 2012, the Company entered into commitments with notional amounts totaling approximately $0.7 million to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain steel piling in the second quarter of 2012.  The fair value of this instrument was a liability of less than $0.1 million as of March 31, 2012 and was recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheets.  The Company did not engage in any foreign currency hedging transactions during the three month period ended March 31, 2011.

Item 4. CONTROLS AND PROCEDURES

a)
L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

b)
There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 13, “Commitments and Contingent Liabilities”, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. RISK FACTORS

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 15, 2012, which could materially affect our business, financial condition, financial results, or future performance. Reference is made to Item 2.  The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition and/or results of operations.

Our agreement with the UPRR includes their purchasing concrete ties from our Tucson, AZ facility through 2012.  While we are currently in negotiations with the UPRR, we do not know whether we will extend the supply contract.  Additionally, we do not know whether the July 2011 UPRR product warranty claim will adversely impact our ability to extend the supply agreement.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company’s purchases of equity securities for the three month period ended March 31, 2012 were as follows:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
		Average	Purchased as	that May Yet Be
	Total Number	Price	Part of Publicly	Purchased Under
	Of Shares	Paid per	Announced Plans	the Plans
	Purchased (1)	Share	or Programs	or Programs
January 1, 2012 – January 31, 2012	-	-	-	-
February 1, 2012 – February 29, 2012	-	-	-	-
March 1, 2012 – March 31, 2012	-	-	-	-
Total	-	-	-	-

(1)  On May 23, 2011, the Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common shares until December 31, 2013 at which time this authorization will expire.  The Company previously purchased 278,655 shares totaling approximately $6.5 million under this authorization.

Item 6. EXHIBITS

The Exhibits marked with an asterisk are filed herewith.  All exhibits are incorporated herein by reference:
10.1	Employment Agreement with Robert P. Bauer, filed as Exhibit 10.1 to Form 8-K on January 17, 2012.

10.2	Letter Agreement with Stan Hasselbusch, filed as Exhibit 10.2 to Form 8-K on January 17, 2012.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

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

L.B. FOSTER COMPANY
(Registrant)

Date: May 8, 2012	By: /s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial and Accounting Officer and Treasurer
(Duly Authorized Officer of Registrant)