Form 10-Q
period 2012-08-09
FOSTER L B CO
filed 2012-08-09
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2012

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common Stock, Par Value $.01	10,142,019 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$77,243	$73,727
Accounts and notes receivable:
Trade	92,251	65,819
Other	802	1,934
	93,053	67,753
Inventories	84,742	90,516
Current deferred tax assets	5,386	0
Prepaid income taxes	4,173	3,684
Other current assets	2,754	1,768
Current assets of discontinued operations	138	2,545
Total Current Assets	267,489	239,993

Property, Plant & Equipment - At Cost	126,284	129,324
Less Accumulated Depreciation	(78,931)	(81,333)
	47,353	47,991

Other Assets:
Goodwill	41,237	41,237
Other intangibles - net	41,618	42,871
Investments	3,826	3,495
Other assets	1,398	1,415
Assets of discontinued operations	0	2,892
TOTAL ASSETS	$402,921	$379,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$689	$2,384
Accounts payable - trade	58,172	49,645
Deferred revenue	5,006	6,833
Accrued payroll and employee benefits	7,138	9,483
Current deferred tax liabilities	0	759
Accrued warranty provision	25,309	6,632
Other accrued liabilities	11,143	8,134
Liabilities of discontinued operations	121	862
Total Current Liabilities	107,578	84,732

Long-Term Debt	38	51
Deferred Tax Liabilities	11,244	11,708
Other Long-Term Liabilities	13,021	13,588

STOCKHOLDERS' EQUITY:
Common stock, issued 10,131,397 shares at 6/30/2012
and 10,073,403 shares at 12/31/2011	111	111
Paid-in capital	45,499	47,349
Retained earnings	255,937	255,152
Treasury stock - at cost, Common Stock, 984,382 shares
at 6/30/2012 and 1,042,376 shares at 12/31/2011	(26,080)	(28,169)
Accumulated other comprehensive loss	(4,427)	(4,628)
Total Stockholders' Equity	271,040	269,815
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$402,921	$379,894
See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net Sales	$164,942	$171,511	$280,905	$286,857
Cost of Goods Sold	152,212	145,945	246,020	244,338
Gross Profit	12,730	25,566	34,885	42,519

Selling and Administrative Expenses	16,801	16,210	33,919	31,532
Amortization Expense	697	701	1,394	1,398
Interest Expense	123	135	263	273
Interest Income	(94)	(94)	(194)	(150)
Equity in Income of Nonconsolidated Investment	(309)	(196)	(332)	(283)
Other (Income)/Expense	(122)	(46)	(608)	41
	17,096	16,710	34,442	32,811

(Loss) Income From Continuing Operations Before Income Taxes	(4,366)	8,856	443	9,708

Income Tax (Benefit) Expense	(1,193)	2,679	427	2,937

(Loss) Income From Continuing Operations	(3,173)	6,177	16	6,771

Discontinued Operations:
Income From Discontinued Operations Before Income Taxes, including Gain on Sale	3,320	302	3,608	434
Income Tax Expense	2,217	106	2,325	153
Income From Discontinued Operations	1,103	196	1,283	281

Net (Loss) Income	$(2,070)	$6,373	$1,299	$7,052

Basic (Loss) Earnings Per Common Share:
From continuing operations	$(0.31)	$0.60	$0.00	$0.66
From discontinued operations	0.11	0.02	0.13	0.03
Basic (Loss) Earnings Per Common Share	$(0.20)	$0.62	$0.13	$0.69

Diluted (Loss) Earnings Per Common Share:
From continuing operations	$(0.31)	$0.59	$0.00	$0.65
From discontinued operations	0.11	0.02	0.13	0.03
Diluted (Loss) Earnings Per Common Share	$(0.20)	$0.61	$0.13	$0.68

Dividends Paid Per Common Share	$0.025	$0.05	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net (loss) income	$(2,070)	$6,373	$1,299	$7,052

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,001	138	201	912
Unrealized derivative loss on cash flow hedges	(9)	0	0	0

	992	138	201	912

Comprehensive (loss) income	$(1,078)	$6,511	$1,500	$7,964

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations	$16	$6,771
Adjustments to reconcile income from continuing operations
to net cash provided/(used) by operating activities:
Deferred income taxes	(6,576)	(765)
Depreciation and amortization	6,220	5,943
Equity in income of nonconsolidated investment	(332)	(283)
Loss on sale of property, plant and equipment	286	32
Deferred gain amortization on sale-leaseback	(456)	(107)
Share-based compensation	835	1,255
Excess tax benefit from share-based compensation	(37)	(331)

Change in operating assets and liabilities:
Accounts receivable	(25,239)	(13,476)
Inventories	5,853	(5,302)
Other current assets	(1,188)	(219)
Prepaid income tax	1,870	(1,502)
Other noncurrent assets	66	(398)
Accounts payable - trade	7,729	11,377
Deferred revenue	(807)	(10,283)
Accrued payroll and employee benefits	(3,005)	(2,810)
Other current liabilities	18,697	773
Other liabilities	(408)	(235)
Net Cash Provided/(Used) by Continuing Operating Activities	3,524	(9,560)
Net Cash Used by Discontinued Operations	(1,680)	(805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	7	8
Capital expenditures on property, plant and equipment	(4,833)	(6,621)
Acquisitions	0	(8,952)
Capital contributions to equity method investment	0	(335)
Net Cash Used by Continuing Investing Activities	(4,826)	(15,900)
Net Cash Provided/(Used) by Discontinued Operations	8,547	(21)

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months
	Ended June 30,
	2012	2011
	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of other long-term debt	(1,708)	(1,670)
Proceeds from exercise of stock options and stock awards	13	74
Treasury stock acquisitions	0	(1,569)
Cash dividends on common stock paid to shareholders	(514)	(515)
Excess tax benefit from share-based compensation	37	331
Net Cash Used by Financing Activities	(2,172)	(3,349)

Effect of exchange rate changes on cash and cash equivalents	123	530

Net Increase/(Decrease) in Cash and Cash Equivalents	3,516	(29,105)

Cash and Cash Equivalents at Beginning of Period	73,727	74,800
Cash and Cash Equivalents at End of Period	$77,243	$45,695

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$197	$223
Income Taxes Paid	$6,276	$5,158

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, actual results could differ from those estimates.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  Amounts included in the balance sheet as of December 31, 2011 were derived from our audited balance sheet.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Certain accounts in the prior year period condensed consolidated financial statements have been reclassified for comparative purposes to conform with the presentation of discontinued operations and other historical changes in the current year period.

2. NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08), which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 is effective for interim and annual periods beginning after December 15, 2011. There were no material financial statement implications relating to the adoption of this ASU.

3. BUSINESS SEGMENTS

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products and services.

The following table illustrates revenues and profits from continuing operations of the Company by segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Net	Segment	Net	Segment
	Sales	(Loss)/Profit	Sales	(Loss)/Profit
	In thousands
Rail products	$101,369	$(10,023)	$168,000	$(6,353)
Construction products	49,624	2,616	89,659	3,302
Tubular products	13,949	3,406	23,246	5,718
Total	$164,942	$(4,001)	$280,905	$2,667

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Net	Segment	Net	Segment
	Sales	Profit	Sales	Profit
	In thousands
Rail products	$88,824	$3,273	$151,639	$3,849
Construction products	73,026	5,784	119,806	7,478
Tubular products	9,661	1,978	15,412	2,722
Total	$171,511	$11,035	$286,857	$14,049

Segment profits from continuing operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from continuing operations from December 31, 2011.

The following table provides a reconciliation of reportable segment net profit from continuing operations to the Company’s consolidated total:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	In thousands
(Loss) income for reportable segments	$(4,001)	$11,035	$2,667	$14,049
Cost of capital for reportable segments	4,762	4,119	9,189	7,453
Interest expense	(123)	(135)	(263)	(273)
Interest income	94	94	194	150
Other income/(expense)	122	46	608	(41)
LIFO expense	(53)	(565)	(99)	(696)
Equity in income of nonconsolidated investment	309	196	332	283
Corporate expense and other unallocated charges	(5,476)	(5,934)	(12,185)	(11,217)

(Loss) income from continuing operations before income taxes	$(4,366)	$8,856	$443	$9,708

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

On June 4, 2012, the Company divested $2,588,000 in goodwill attributed to the Rail Products segment in connection with the sale of its railway securement business.  Intangible assets with net carrying value of $170,000 were also included with this sale.  These intangible assets had a net carrying value of $177,000 at December 31, 2011.  More information regarding this sale can be found in Note 10.

Excluding amounts attributed to discontinued operations, the carrying amount of goodwill at June 30, 2012 and December 31, 2011 was $41,237,000, of which $38,026,000 is attributable to the Company’s Rail Products segment and $3,211,000 is attributable to the Construction Products segment.

Identified intangible assets of $2,305,000 are attributable to the Company’s Construction Products segment and $44,392,000 are attributable to the Company’s Rail Products segment.  The components of the Company’s intangible assets are as follows:

	June 30, 2012
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(364)	$16
Patents	10	125	(125)	0
Customer relationships	23	19,960	(1,945)	18,015
Supplier relationships	5	350	(108)	242
Trademarks	17	6,280	(664)	5,616
Technology	18	19,602	(1,873)	17,729
	20	$46,697	$(5,079)	$41,618

	December 31, 2011
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(361)	$19
Patents	10	125	(125)	0
Customer relationships	23	19,960	(1,402)	18,558
Supplier relationships	5	350	(73)	277
Trademarks	17	6,280	(447)	5,833
Technology	18	19,457	(1,273)	18,184
	20	$46,552	$(3,681)	$42,871

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 20 years.  Amortization expense from continuing operations for three-month periods ended June 30, 2012 and 2011 was $697,000 and $701,000, respectively.  Amortization expense from continuing operations for six-month periods ended June 30, 2012 and 2011 was $1,394,000 and $1,398,000, respectively.

Estimated amortization expense from continuing operations for the remainder of 2012 and the years 2013 and thereafter is as follows:

In thousands
2012	$1,357
2013	2,751
2014	2,751
2015	2,472
2016	2,315
2017 and thereafter	29,972
$41,618

5. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and while collateral is not required, the Company often receives surety bonds that guarantee payment.  Credit terms are consistent with industry standards and practices.  Trade accounts receivable from continuing operations at June 30, 2012 and December 31, 2011 have been reduced by an allowance for doubtful accounts of ($1,642,000) and ($1,810,000), respectively.

6. INVENTORIES

Inventories of continuing operations of the Company at June 30, 2012 and December 31, 2011 are summarized in the following table:

		June 30,	December 31,
		2012	2011
		In thousands
Finished goods		$66,051	$71,758
Work-in-process		8,195	9,056
Raw materials		20,777	19,885

Total inventories at current costs		95,023	100,699
Less:	LIFO reserve	(10,281)	(10,183)
		$84,742	$90,516

Inventories of the Company’s continuing operations are generally valued at the lower of last-in, first-out (LIFO) cost or market.  Other inventories of the Company are valued at average cost or market, whichever is lower.  An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time.  Interim LIFO calculations are based on management’s estimates of expected year-end levels and costs.

7. INVESTMENTS

Investments of the Company consist of a nonconsolidated equity method investment of $3,826,000 and $3,495,000 at June 30, 2012 and December 31, 2011, respectively.

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

The Company recorded equity in the income of the JV of approximately $309,000 and $332,000 for the three and six months ended June 30, 2012, respectively.  The Company recorded equity in the income of the JV of approximately $196,000 and $283,000 for the three and six months ended June 30, 2011, respectively.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the JV for its operations.  The carrying amounts with the maximum exposure to loss of the Company at June 30, 2012 and December 31, 2011, respectively, are as follows:

	June 30,	December 31,
	2012	2011
	In thousands
Equity method investment	$3,826	$3,495
Net investment in direct financing lease	946	971
	$4,772	$4,466

The Company is leasing five acres of land and the facility to the JV over a period of 9.5 years, with a 5.5 year renewal period.  Monthly rent over the term of the lease is approximately $10,000, with a balloon payment of approximately $488,000 which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease.  This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” The Company maintained a net investment in this direct financing lease of approximately $946,000 and $971,000 at June 30, 2012 and December 31, 2011, respectively.

The following is a schedule of the direct financing minimum lease payments for the remainder of 2012 and the years 2013 and thereafter:
In thousands
2012	$26
2013	54
2014	58
2015	63
2016	67
2017 and thereafter	678
$946

8. DEFERRED REVENUE

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

9. BORROWINGS

United States

On May 2, 2011, the Company, its domestic subsidiaries, and certain of its Canadian subsidiaries entered into a new $125,000,000 Revolving Credit Facility Credit Agreement (Credit Agreement) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A. and Citizens Bank of Pennsylvania.  This Credit Agreement replaced a prior revolving credit facility with a maximum credit line of $90,000,000 and a $20,000,000 term loan.  The Credit Agreement provides for a five-year, unsecured revolving credit facility that permits borrowing up to $125,000,000 for the U.S. borrowers and a sublimit of the equivalent of $15,000,000 U.S. dollars that is available to the Canadian borrowers.  Providing no event of default exists, the Credit Agreement contains a provision that provides for an increase in the revolver facility of $50,000,000 that can be allocated to existing or new lenders if the Company’s borrowing requirements should increase.  The Credit Agreement includes a sublimit of $20,000,000 for the issuance of trade and standby letters of credit.

Borrowings under the Credit Agreement will bear interest at rates based upon either the base rate or LIBOR-based rate plus applicable margins.  Applicable margins are dictated by the ratio of the Company’s indebtedness less cash on hand to the Company’s consolidated EBITDA, as defined in the underlying Credit Agreement.  The base rate is the highest of (a) PNC Bank’s prime rate, (b) the Federal Funds Rate plus .50% or (c) the daily LIBOR rate, as defined in the underlying Credit Agreement, plus 1.00%.  The base rate spread ranges from 0.00% to 1.00%.  LIBOR-based rates are determined by dividing the published LIBOR rate by a number equal to 1.00 minus the percentage prescribed by the Federal Reserve for determining the maximum reserve requirements with respect to any Eurocurrency funding by banks on such day.  The LIBOR-based rate spread ranges from 1.00% to 2.00%.

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

As of June 30, 2012, the Company was in compliance with the Credit Agreement’s covenants.

The Company had no outstanding borrowings under the revolving credit facility at June 30, 2012 or December 31, 2011 and had available borrowing capacity of $123,839,000 at June 30, 2012.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500,000 pounds sterling (approximately $2,356,000 at June 30, 2012).  This credit facility supports the working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations.  The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. There were no borrowings or performance bonds outstanding on this facility as of June 30, 2012 or December 31, 2011. The expiration date of this credit facility is September 30, 2012.

The United Kingdom loan agreements contain certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of June 30, 2012.

Letters of Credit

At June 30, 2012, the Company had outstanding letters of credit of approximately $1,161,000.

10. DISCONTINUED OPERATIONS

On June 4, 2012, the Company sold substantially all of the assets and liabilities of its railway securement business, Shipping Systems Division, for $8,579,000 to Holland, L.P., resulting in a pre-tax gain of approximately $3,508,000.  The operations of the division qualify as a “component of an entity” under FASB ASC 205-20, “Presentation of Financial Statements – Discontinued Operations” and thus, the operations have been reclassified as discontinued and prior periods have been reclassified to conform with this presentation.  Future expenses are not expected to be material.

Net sales and income, including the pre-tax gain of $3,508,000, from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	In thousands
Net sales	$1,544	$2,191	$4,108	$3,949

Income from discontinued operations	$3,320	$302	$3,608	$434
Income tax expense	2,217	106	2,325	153
Income from discontinued operations	$1,103	$196	$1,283	$281

The effective tax rates in the current periods were significantly impacted by $2,588,000 of goodwill allocated to discontinued operations which was not deductible for income tax purposes.

The following table details balance sheet information for discontinued operations:

	June 30,	December 31,
	2012	2011
	In thousands
Current Assets	$138	$2,545
Other Assets
Property, plant and equipment-net	0	127
Goodwill	0	2,588
Other intangibles – net	0	177
Total Other Assets	0	2,892
Total Assets	138	5,437
Current Liabilities	121	862
Net assets of discontinued operations	$17	$4,575

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	In thousands, except per share data
Numerator for basic and diluted earnings per common share -
(Loss) income available to common stockholders:
(Loss) income from continuing operations	$(3,173)	$6,177	$16	$6,771
Income from discontinued operations	1,103	196	1,283	281
Net (loss) income	$(2,070)	$6,373	$1,299	$7,052

Denominator:
Weighted average shares	10,121	10,303	10,105	10,294
Denominator for basic earnings per common share	10,121	10,303	10,105	10,294

Effect of dilutive securities:
Employee stock options	0	33	18	37
Other stock compensation plans	0	82	71	79
Dilutive potential common shares	0	115	89	116
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversions	10,121	10,418	10,194	10,410
Basic (loss) earnings per share:
Continuing operations	$(0.31)	$0.60	$0.00	$0.66
Discontinued operations	0.11	0.02	0.13	0.03
Basic (loss) earnings per common share	$(0.20)	$0.62	$0.13	$0.69
Diluted (loss) earnings per share:
Continuing operations	$(0.31)	$0.59	$0.00	$0.65
Discontinued operations	0.11	0.02	0.13	0.03
Diluted (loss) earnings per common share	$(0.20)	$0.61	$0.13	$0.68

Dividends paid per common share	$0.025	$0.05	$0.05	$0.05

Since the Company incurred a loss applicable to common shareholders in the three months ended June 30, 2012 period, the inclusion of dilutive securities in the calculation of weighted average common shares is anti-dilutive and therefore, there is no difference between basic and diluted earnings per share.  Anti-dilutive performance stock awards of approximately 6,000 shares for the six-month period ended June 30, 2012 were not included in the calculation of diluted earnings per share.  There were no anti-dilutive shares for the three- and six-month periods ended June 30, 2011.

12. SHARE-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation.  Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period.  The Company recorded stock compensation expense of $96,000 and $866,000 for the three-month periods ended June 30, 2012 and 2011, respectively, and $835,000 and $1,255,000 for the six-month periods ended June 30, 2012 and 2011, respectively, related to restricted stock awards and performance unit awards.

Stock Option Awards

A summary of the option activity as of June 30, 2012 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding and Exercisable at January 1, 2012	39,950	$8.94	2.8
Granted	0	0	0
Canceled	0	0	0
Exercised	(1,450)	9.30	0
Outstanding and Exercisable at June 30, 2012	38,500	$8.92	2.3	$758,000

The total intrinsic value of options outstanding and exercisable at June 30, 2011 was $1,483,000.

At June 30, 2012, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $4.10 to $14.77, with a weighted average exercise price of $8.92.  At June 30, 2011, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $3.65 to $14.77, with a weighted average exercise price of $8.17 per share.

The weighted average remaining contractual life of the stock options outstanding at June 30, 2012 and 2011 was 2.3 and 3.0 years, respectively.

There were no options exercised during the three-month period ended June 30, 2012.  Options exercised during the three-month period ended June 30, 2011 totaled 11,000 shares.  The weighted average exercise price per share of the options exercised during the three-month period ended June 30, 2011 was $4.10.  The total intrinsic value of options exercised during the three-month period ended June 30, 2011 was $383,000.

Options exercised during the six-month periods ended June 30, 2012 and 2011 totaled 1,450 and 21,000 shares, respectively.  The weighted average exercise price per share of the options exercised during the six-month periods ended June 30, 2012 and 2011 were $9.30 and $3.48, respectively.  The total intrinsic value of options exercised during the six-month periods ended June 30, 2012 and 2011 were $30,000 and $755,000, respectively.

Shares issued as a result of stock option exercise generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares.

Restricted Stock Awards

For the six-month periods ended June 30, 2012 and 2011, the Company granted approximately 26,000 and 25,000 shares, respectively, of restricted stock to employees.  Additionally, during the six-month period ended June 30, 2012, the Company granted approximately 66,000 shares of restricted stock to an employee director.  A summary of restricted stock award activity follows:

			Aggregate
		Grant Date	Fair
Grant Date	Shares	Fair Value	Value	Vesting Date

March 15, 2011	24,836	$38.46	$955,193	March 15, 2015
February 1, 2012	66,000	30.15	1,989,900	February 1, 2016
March 6, 2012	18,347	27.49	504,359	March 6, 2016
May 23, 2012	8,000	28.05	224,400	May 23, 2016

These forfeitable Restricted Stock Awards time-vest after a four-year holding period, unless indicated otherwise by the underlying Restricted Stock Agreement.  Certain awards of restricted stock included in the above table provide for partial vesting over a period up to the vesting date listed.  Shares issued as a result of Restricted Stock Awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

Performance Unit Awards

Annually, under separate three-year long-term incentive plans, pursuant to the Omnibus Plan, the Company granted performance units during the six-month periods ended June 30:

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

Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan.  The aggregate fair value in the above table is based upon reaching 100% of the performance targets as defined in the underlying plan.  The Company reversed $1,157,000 of incentive compensation expense during the three-month period ended June 30, 2012 caused by the impact of the product warranty charge on plan performance conditions.  More information on the product warranty charge can be found in Note 15.

Shares issued as a result of performance unit awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess tax benefit realized for the tax deduction from stock-based compensation approximated $37,000 and $331,000 for the six months ended June 30, 2012 and 2011, respectively.  This excess tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

13. RETIREMENT PLANS

Retirement Plans

The Company has five plans which cover its hourly and salaried employees in the United States: three defined benefit plans (one active / two frozen) and two defined contribution plans.  Employees are eligible to participate in the appropriate plan based on employment classification.  The Company's funding to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines.  The Company policy is to contribute at least the minimum funding standards of ERISA.

The Company’s subsidiary, Portec Rail Products, Inc. (Portec Rail), maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan.  In the United Kingdom, Portec Rail maintains both a defined contribution plan and a defined benefit plan.  These plans are discussed in further detail below.

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three- and six-month periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	In thousands
Service cost	$8	$8	$16	$15
Interest cost	311	200	621	402
Expected return on plan assets	(338)	(191)	(673)	(383)
Recognized net actuarial loss	56	28	112	56
Net periodic benefit cost	$37	$45	$76	$90

The Company expects to contribute approximately $741,000 to its United States defined benefit plans in 2012.  For the six months ended June 30, 2012, the Company contributed approximately $421,000 to these plans.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and six months ended June 30 is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	In thousands
Interest cost	$80	$68	$163	$135
Expected return on plan assets	(68)	(68)	(139)	(137)
Amortization of transition amount	(12)	(12)	(24)	(24)
Recognized net actuarial loss	52	28	107	56
Net periodic cost	$52	$16	$107	$30

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates making contributions of $231,000 to the United Kingdom Portec Rail pension plan during 2012.  For the six months ended June 30, 2012, the Company contributed approximately $110,000 to the United Kingdom Portec Rail plan.

Defined Contribution Plans

The Company has a domestic defined contribution plan that covers all non-union hourly and all salaried employees (Salaried Plan). The Salaried Plan permits both pre-tax and after-tax employee contributions. Participants can contribute, subject to statutory limitations, between 1% and 75% of eligible pre-tax pay and between 1% and 100% of eligible after-tax pay.  The Company's employer match is 100% of the first 1% of deferred eligible compensation and up to 50% of the next 6%, based on years of service, of deferred eligible compensation, for a total maximum potential match of 4%.  The Company may also make discretionary contributions to the Salaried Plan.

The Company also has a domestic defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas (Union Plan).

The Company’s Portec Rail subsidiary maintains a defined contribution plan covering all non-union employees at its Montreal, Quebec, Canada location (Montreal Plan).  Under the terms of the Montreal Plan, Portec Rail may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the Montreal Plan.

The Company’s Portec Rail subsidiary also maintains a defined contribution plan covering substantially all employees of Portec Rail Products (UK) Ltd (UK Plan).  Benefits under the UK Plan are provided under no formal written agreement.  Under the terms of the defined contribution UK Plan, Portec Rail may make non-elective contributions of between 3% and 10% of each employee’s compensation.

Finally, the Company’s Portec Rail subsidiary maintains a defined contribution plan covering substantially all of the employees of Kelsan Technologies Corp., a wholly-owned subsidiary of the Company (Kelsan Plan).  Under the terms of the Kelsan Plan, Portec Rail makes a non-elective contribution of 4% of each employee’s compensation and may also contribute 30% of the first 6% of each employee’s compensation contributed to the Kelsan Plan.

The following table summarizes the expense associated with the contributions made to these plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	In thousands
Salaried Plan	$620	$450	$1,075	$978
Union Plan	19	15	36	28
Montreal Plan	32	25	59	48
UK Plan	16	18	30	36
Kelsan Plan	31	30	77	61
	$718	$538	$1,277	$1,151

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
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
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

Cash equivalents.  Included within “Cash and cash equivalents” are investments in tax-free and taxable money market funds with municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds, all of which maintain AAA credit ratings.  Also included within cash equivalents were our investments in non-domestic bank certificates of deposit.  The Company uses quoted market prices to determine the fair value of these investments and they are classified in Level 1 of the fair value hierarchy.  The carrying amounts approximate fair value because of the short maturity of the instruments.

IDSI acquisition notes.  The Company issued non-interest bearing notes associated with its 2010 acquisition of Interlocking Deck Systems International, LLC (IDSI).  The Company determined the fair value of these notes by computing the present value of the note payments using an interest rate formula applicable to the Company’s long-term debt.  This note was paid during the three-month period ended March 31, 2012.  The note was included within “Current maturities of long-term debt” at December 31, 2011.

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at June 30, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Domestic money market funds	$41,844	$41,844	$0	$0
Non domestic bank certificates of deposit	22,560	22,560	0	0
Cash equivalents at fair value	64,404	64,404	0	0

Total Assets	$64,404	$64,404	$0	$0

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Domestic money market funds	$42,273	$42,273	$0	$0
Non domestic bank certificates of deposit	22,520	22,520	0	0
Cash equivalents at fair value	64,793	64,793	0	0

Total Assets	$64,793	$64,793	$0	$0

Liabilities
IDSI acquisition short-term note	$(945)	$0	$(945)	$0
Total current maturities of other long-term debt	(945)	0	(945)	0

Total Liabilities	$(945)	$0	$(945)	$0

15. COMMITMENTS AND CONTINGENT LIABILITIES

Product Liability Claims

On July 12, 2011, the Union Pacific Railroad (UPRR) notified (the “UPRR Notice”) the Company and the Company’s subsidiary, CXT Incorporated (CXT), of a warranty claim under CXT's 2005 supply contract relating to the sale of prestressed concrete railroad ties to the UPRR.  The UPRR asserted that a significant percentage of concrete ties manufactured in 2006 through 2011 at CXT's Grand Island, NE facility fail to meet contract specifications, have workmanship defects and are cracking and failing prematurely.  Approximately 1.6 million ties were sold from Grand Island to the UPRR during the period the UPRR has claimed nonconformance.  The 2005 contract calls for each concrete tie which fails to conform to the specifications or has a material defect in workmanship to be replaced with 1.5 new concrete ties, provided, that UPRR within five years of the sale of a concrete tie, notifies CXT of such failure to conform or such defect in workmanship. The UPRR Notice did not specify how many ties manufactured during this period are defective nor the exact nature of the alleged workmanship defect.  Additionally, UPRR notified the Company that a customer of the UPRR asserted that a representative sample of ties manufactured by the Company’s Grand Island facility have failed a test contained in the contract specification.  UPRR has removed, at this customer’s request, approximately 115,000 concrete ties, which are a subset of the ties subject to the UPRR Notice.

On January 11, 2012, CXT received a subpoena from the United States Department of Transportation Inspector General (IG) requesting records related to its manufacture of concrete railroad ties in Grand Island, Nebraska.  The Company believes that this subpoena relates to the same set of circumstances giving rise to the UPRR product claim.  CXT and the Company have been cooperating fully with the IG.

August 9, 2012 Update

Since late July 2011, the Company and CXT have been working with material scientists and prestressed concrete experts, who have been testing a representative sample of Grand Island concrete ties.  During the second quarter of 2012, the Company completed sufficient testing and analysis to further understand this matter.  In a combined effort with UPRR, the Company analyzed Grand Island concrete ties in track.  The Company also conducted more significant forensic analysis during the 2012 second quarter.  Based upon these findings, the Company believes that it has discovered conditions, which largely related to the 2006 to 2007 manufacturing period, that can shorten the life of the concrete ties produced during this period.  The combined testing, analysis and recent findings, as well as the Company’s ability to perform field testing during the 2012 second quarter, enabled it to uncover and define the scope of the problem.

The Company recorded a pre-tax warranty charge of approximately $19,000,000 in the second quarter of 2012 in “Cost of Goods Sold” within the Company’s Rail Products segment for certain ties produced and sold to the Company’s customers from Grand Island during the period the applicable manufacturing conditions were present.  This charge is based upon the estimated number of Grand Island ties that will require replacement.  No assurance can be given (i) that impacted customers will agree to the Company’s estimates regarding the number of ties which will crack and prematurely fail, (ii) that the Company may have to provide more replacement ties in order to settle these claims, which would result in additional warranty charges or (iii) regarding the ultimate outcome and potential cost of litigation if these claims are not settled.

The Company is subject to product warranty claims that arise in the ordinary course of its business.  For certain manufactured products, the Company maintains a product warranty accrual which is adjusted on a monthly basis as a percentage of cost of sales.  This product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims.  The following table sets forth the Company’s continuing operations product warranty accrual:

In thousands
Balance at December 31, 2011	$6,632
Additions to warranty liability	20,494
Warranty liability utilized	(1,817)
Balance at June 30, 2012	$25,309

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

As of June 30, 2012 and December 31, 2011, the Company maintained environmental and litigation reserves approximating $2,132,000 and $2,184,000, respectively.

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

During the first quarter of 2012, the Company entered into commitments with notional amounts totaling approximately $742,000 to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain steel piling in the second quarter of 2012.  During the second quarter of 2012, the Company settled this contract for a recognized loss that did not exceed $0.1 million.  The Company did not engage in any foreign currency hedging transactions during the six-month period ended June 30, 2011.

17. INCOME TAXES

The Company’s effective income tax rate from continuing operations for the three months ended June 30, 2012 and 2011 was 27.3% and 30.3%, respectively. The Company’s effective income tax rate from continuing operations for the six months ended June 30, 2012 and 2011 was 96.4% and 30.3%, respectively.

The effective tax rates in the current three-month and six-month periods were significantly impacted by a $19.0 million warranty charge recorded during the quarter ended June 30, 2012.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
General

L.B. Foster Company (Company) is a leading manufacturer, fabricator and distributor of products for the rail, construction, utility and energy markets.  The Company is comprised of three business segments: Rail Products, Construction Products and Tubular Products.

We reclassified our statements of operations to present the results of our Shipping Systems Division as discontinued operations due to its sale on June 4, 2012.  The following discussion and analysis of financial condition and results of operations relates only to our continuing operations.  More information regarding the results of discontinued operations and the $3.5 million pre-tax gain recognized on this sale can be found in footnote 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Product Warranty Claim Charge

For the last three quarters, we have been reporting on the status of the Union Pacific Railroad (UPRR) warranty claim involving the performance of concrete ties made between 2006 and 2011 at our Grand Island facility which we shut down February 2011.  During the quarter ended June 30, 2012, we have completed sufficient testing and analysis that has helped us better understand UPRR’s concern.  In a combined effort, we analyzed ties in UPRR track.  In parallel, we conducted more significant forensic analyses of our own.  Based upon our findings, we believe we have discovered conditions that can shorten the life of the concrete ties in question.  All of this testing, analysis and recent findings, as well as our ability to perform field testing during the second quarter, were critical steps to enable us to uncover and define the scope of the problem.

We recorded a pre-tax warranty charge of $19.0 million within cost of goods sold and recorded it within our Rail Products segment.  This charge is based upon the estimated number of ties produced and sold to our customers from Grand Island during the period the applicable manufacturing conditions were present that we believe will require replacement.  We believe the conditions causing the quality issues were largely concentrated during a manufacturing period between 2006 and 2007.  While the Company is making every effort to satisfy our customer concerns, no assurance can be given (i) that impacted customers will agree to the Company’s estimates regarding the number of ties which will crack and prematurely fail, (ii) that the Company may have to provide more replacement ties in order to settle these claims, which would result in additional warranty charges or (iii) regarding the ultimate outcome and potential cost of litigation if these claims are not settled.

Quarterly Results of Continuing Operations
	Three Months Ended		Percent of Total Net Sales			Percent
	June 30,		Period Ended June 30,			Increase/(Decrease)
	2012	2011	2012		2011	2012 vs. 2011
	Dollars in thousands
Net Sales:
Rail Products	$101,369	$88,824	61.4%		51.8%	14.1%
Construction Products	49,624	73,026	30.1		42.6	(32.0)
Tubular Products	13,949	9,661	8.5		5.6	44.4
Total Net Sales	$164,942	$171,511	100.0%		100.0%	(3.8	) %

	Three Months Ended		Gross Profit Percentage			Percent
	June 30,		Period Ended June 30,			Increase/(Decrease)
	2012	2011	2012		2011	2012 vs. 2011
	Dollars in thousands
Gross Profit:
Rail Products	$1,798	$13,025	1.8%		14.7%	(86.2	) %
Construction Products	7,416	11,123	14.9		15.2	(33.3)
Tubular Products	4,039	2,487	29.0		25.7	62.4
LIFO Expense	(53)	(565)	(0.0)		(0.3)	(90.6)
Other	(470)	(504)	(0.3)		(0.3)	(6.7)
Total Gross Profit	$12,730	$25,566	7.7%		14.9%	(50.2	) %

	Three Months Ended		Percent of Total Net Sales			Percent
	June 30,		Period Ended June 30,			Increase/(Decrease)
	2012	2011	2012		2011	2012 vs. 2011
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$16,801	$16,210	10.2%		9.5%	3.6%
Amortization Expense	697	701	0.4		0.4	(0.6)
Interest Expense	123	135	0.1		0.1	(8.9)
Interest Income	(94)	(94)	(0.1)		(0.1)	0.0
Equity in Income of Nonconsolidated Investment	(309)	(196)	(0.2)		(0.1)	57.7
Other Income	(122)	(46)	(0.1)		(0.0)	165.2
Total Expenses	17,096	16,710	10.4		9.7	2.3

(Loss)/Income from Continuing Operations Before Income Taxes	(4,366)	8,856	(2.6)		5.2	(149.3)
Income Tax (Benefit)/Expense	(1,193)	2,679	(0.7)		1.6	(144.5)

(Loss)/Income from Continuing Operations	$(3,173)	$6,177	(1.9	) %	3.6%	(151.4	) %

Second Quarter 2012 Compared to Second Quarter 2011 – Company Analysis

We reported a loss from continuing operations for the 2012 second quarter of $3.2 million or $0.31 per diluted share compared to income from continuing operations of $6.2 million or $0.59 per diluted share in the prior year quarter.

Included in our 2012 second quarter results was a $19.0 million ($1.27 per diluted share) warranty charge related to concrete ties manufactured at our Grand Island, NE facility.  Included in our 2011 second quarter results was $4.4 million ($0.26 per diluted share) of unfavorable adjustments related to the closure of this facility and certain warranty expenses.

Selling and administrative expense increased approximately $0.6 million in the 2012 second quarter due to concrete tie testing expenses and increased salary and benefit expenses, partially offset by a reversal of $1.2 million in incentive compensation expense caused by the impact of the product warranty charge on plan performance conditions. The effective income tax rate from continuing operations in the second quarter of 2012 was a benefit of 27.3% compared to 30.3% in the prior year quarter.

Results of Continuing Operations – Segment Analysis

Rail Products

	Three Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$101,369	$88,824	$12,545	14.1%

Gross Profit	$1,798	$13,025	$(11,227)	(86.2)%
Gross Profit Percentage	1.8%	14.7%	(12.9)%	(87.9)%

Second Quarter 2012 Compared to Second Quarter 2011

The sales improvement was due principally to increases in our rail distribution, concrete ties and Allegheny Rail Products (ARP) divisions.  Sales growth from our rail distribution business was due mainly to increased pricing as a result of a shift in product mix toward premium rail as well as other pricing increases.  Our ARP division reported increased volumes of insulated bonded joints and as well as increased pricing.  Increased volumes led to growth from our CXT concrete tie division.

The $19.0 million 2012 product warranty charge we recorded related to the Grand Island, NE concrete tie warranty claim adversely impacted our Rail Products segment.  Additionally, the 2011 period was unfavorably impacted by cumulative charges of $4.4 million related to the closure of the Grand Island, NE facility.

Exclusive of the impacts of these charges related to our Grand Island facility, our 2012 quarterly gross profit would have increased approximately 90 basis points over the 2011 second quarter.

Construction Products

	Three Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$49,624	$73,026	$(23,402)	(32.0)%

Gross Profit	$7,416	$11,123	$(3,707)	(33.3)%
Gross Profit Percentage	14.9%	15.2%	(0.3)%	(1.9)%

Second Quarter 2012 Compared to Second Quarter 2011

Volume based 2012 sales declines were reported by all of our Construction Products divisions, the most significant experienced by our piling division.  Also, our fabricated products division reported reduced volumes in the 2012 period as compared to its record 2011 period.

All of the divisions in our Construction Products segment reported 2012 volume related gross profit declines which led to the small decrease in comparable period gross profit margin.

Tubular Products

	Three Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$13,949	$9,661	$4,288	44.4%

Gross Profit	$4,039	$2,487	$1,552	62.4%
Gross Profit Percentage	29.0%	25.7%	3.2%	12.5%

Second Quarter 2012 Compared to Second Quarter 2011

Our Birmingham, AL coating facility drove the increase in both sales and gross profit in the 2012 quarter, with our threaded operations also contributing growth.  Our coating facility added a second shift in the 2012 quarter to meet the growing demand in the end markets we serve.  This sales volume growth contributed to the expansion in gross profit through improved absorption of plant expenses.  Our threaded products business is now fully operational in its new Magnolia, TX facility.  The start-up of this operation was completed in the 2012 second quarter without any disruption to customer service.

Year-to-date Results of Continuing Operations
	Six Months Ended		Percent of Total Net Sales		Percent
	June 30,		Period Ended June 30,		Increase/(Decrease)
	2012	2011	2012	2011	2012 vs. 2011
	Dollars in thousands
Net Sales:
Rail Products	$168,000	$151,639	59.8%	52.9%	10.8%
Construction Products	89,659	119,806	31.9	41.8	(25.2)
Tubular Products	23,246	15,412	8.3	5.3	50.8
Total Net Sales	$280,905	$286,857	100.0%	100.0%	(2.1	) %

	Six Months Ended		Gross Profit Percentage		Percent
	June 30,		Period Ended June 30,		Increase/(Decrease)
	2012	2011	2012	2011	2012 vs. 2011
	Dollars in thousands
Gross Profit:
Rail Products	$16,205	$23,032	9.6%	15.2%	(29.6	) %
Construction Products	12,922	17,459	14.4	14.6	(26.0)
Tubular Products	6,734	3,661	29.0	23.8	83.9
LIFO Expense	(99)	(696)	(0.0)	(0.2)	(85.8)
Other	(877)	(937)	(0.3)	(0.3)	(6.4)
Total Gross Profit	$34,885	$42,519	12.4%	14.8%	(18.0	) %

	Six Months Ended		Percent of Total Net Sales		Percent
	June 30,		Period Ended June 30,		Increase/(Decrease)
	2012	2011	2012	2011	2012 vs. 2011
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$33,919	$31,532	12.1%	11.0%	7.6%
Amortization Expense	1,394	1,398	0.5	0.5	(0.3)
Interest Expense	263	273	0.1	0.1	(3.7)
Interest Income	(194)	(150)	(0.1)	(0.1)	29.3
Equity in Income of Nonconsolidated Investment	(332)	(283)	(0.1)	(0.1)	17.3
Other (Income)/Expense	(608)	41	(0.2)	0.0	**
Total Expenses	34,442	32,811	12.3	11.4	5.0

Income from Continuing Operations Before Income Taxes	443	9,708	0.2	3.4	(95.4)
Income Tax Expense	427	2,937	0.2	1.0	(85.5)

Net Income from Continuing Operations	$16	$6,771	0.0%	2.4%	(99.8	) %

**	Results of calculation are not meaningful for presentation purposes.

First Six Months of 2012 Compared to First Six Months of 2011 – Company Analysis

Income from continuing operations for the first six months of 2012 was $0.00 per diluted share which compares to income from continuing operations for the 2011 period of $0.65 per diluted share.  Included within gross profit in the 2011 period was a nonrecurring increase in cost of goods sold of approximately $2.5 million related to the recognition of the inventory step-up to fair value from our 2010 acquisition of Portec Rail Products, Inc.

Approximately $1.7 million of the increased selling and administrative expenses in 2012 was for concrete tie testing expenses associated with the UPRR product warranty claim.  The remainder of the increase over 2011 was due primarily to employee salary and benefit expenses.  These increases were partially offset by a reversal of $1.2 million in incentive compensation expense caused by the impact of the product warranty charge on plan performance conditions.  We recognized increased gains of approximately $0.4 million in 2012 related to a revision in the remaining term of the operating lease associated with our former Houston, TX threading facility.  This amount was recorded within “Other (Income)/Expense” in the Condensed Consolidated Statements of Operations.

Results of Continuing Operations – Segment Analysis

Rail Products

	Six Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$168,000	$151,639	$16,361	10.8%

Gross Profit	$16,205	$23,032	$(6,827)	(29.6)%
Gross Profit Percentage	9.6%	15.2%	(5.5)%	(36.5)%

First Six Months of 2012 Compared to First Six Months of 2011

Increased sales pricing and, to a lesser extent, volumes from our rail distribution business drove the 2012 increase in our Rail Products segment.  Also contributing to the 2012 growth were expanded sales volumes from both our Allegheny Rail Products and CXT concrete tie divisions.  Finally, decreased volumes reported by our Canadian track components business was mitigated by improved volumes at our United Kingdom material handling business.

Adversely impacting gross profit in the 2012 period was the aforementioned $19.0 million product warranty charge.  In addition to the negative impacts of the $4.4 million in charges related to the closure of our Grand Island facility, 2011 gross profit was unfavorably impacted by a nonrecurring increase in cost of goods sold of approximately $2.5 million related to recognition of the remaining portion of the inventory step-up to fair value from our allocation of Portec Rail’s purchase price.

Exclusive of these impacts, our gross profit margin in 2012 would have increased approximately 120 basis points over the 2011 period.  We believe this illustrates that the underlying operations of our Rail Products divisions are strong, highlighted by our May 2012 $60.0 million elevated transit system contract in Honolulu, HI.  We also believe that reasonable carload and intermodal rail traffic, robust railroad financial results and strong forecasted spending by the Class 1 Railroads bode well for continued strong results in our Rail Products segment.

Construction Products

	Six Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$89,659	$119,806	$(30,147)	(25.2)%

Gross Profit	$12,922	$17,459	$(4,537)	(26.0)%
Gross Profit Percentage	14.4%	14.6%	(0.2)%	(1.1)%

First Six Months of 2012 Compared to First Six Months of 2011

Entering 2012 with a lower backlog of business as well as booking fewer new orders in 2012 than the comparable prior period resulted in lower sales volumes for our piling division.  Even with these volume reductions, our piling division was able to deliver growth in gross profit margin.  The remainder of our Construction Products divisions experienced volume related gross profit declines.

The recently announced transportation bill was viewed by most as a 27-month extension of SAFETEA-LU, but we expect our Construction Products segment to be challenged throughout 2012 by continued weak market conditions.

Tubular Products

	Six Months Ended		Increase/	Percent
	June 30,		(Decrease)	Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$23,246	$15,412	$7,834	50.8%

Gross Profit	$6,734	$3,661	$3,073	83.9%
Gross Profit Percentage	29.0%	23.8%	5.2%	22.0%

First Six Months of 2012 Compared to First Six Months of 2011

Increased demand driven by the energy markets served by our coating operations drove the robust sales growth in our Tubular Products segment.  Our threaded products division benefitted to a lesser extent from improved demand in the agriculture markets.  Nearly all of the growth in gross profit is due to the volume increases from our coated products division.

While we expect continued growth in the oil & gas and water well application end markets through the remainder of 2012, we do not anticipate these markets will continue to grow at the rate experienced during the first half of 2012.

Liquidity and Capital Resources

Our capitalization is as follows:

	June 30,		December 31,
	2012		2011
	Amount	%	Amount	%
Debt:	Dollars in millions
Capital leases and interim lease financing	$0.7		$1.5
IDSI acquisition notes	0.0		0.9
Total Debt	0.7	0.3%	2.4	0.9%

Equity	271.0	99.7%	269.8	99.1%

Total Capitalization	$271.7	100.0%	$272.2	100.0%

Our need for liquidity relates primarily to seasonal working capital requirements for continuing operations, capital expenditures, joint venture capital obligations, strategic acquisitions, debt service obligations, share repurchases and dividends.

The following table summarizes the year-to-date impact of these items:

	June 30,
	2012	2011
Liquidity needs:	In millions
Working capital and other assets and liabilities	$3.5	$(22.0)
Capital expenditures	(4.8)	(6.6)
Other long-term debt repayments	(1.7)	(1.7)
Common stock purchases	0.0	(1.6)
Dividends paid to shareholders	(0.5)	(0.5)
JV capital contributions	0.0	(0.3)
Acquisitions	0.0	(9.0)
Cash interest paid	(0.2)	(0.2)
Net liquidity requirements	(3.7)	(41.9)

Liquidity sources:
Internally generated cash flows before interest paid	0.2	12.7
Equity transactions	0.1	0.4
Foreign exchange effects	0.1	0.5
Net liquidity sources	0.4	13.6

Discontinued operations	6.8	(0.8)

Net Change in Cash	$3.5	$(29.1)

Cash Flow from Continuing Operating Activities

During the current 2012 period, cash flows from continuing operations provided $3.5 million, an improvement of $13.1 million compared to the 2011 period.  For the six months ended June 30, 2012, income and adjustments to income from continuing operations used less than $0.1 million compared to income and adjustments to income from continuing operations providing $12.5 million in the 2011 period.  Working capital and other assets and liabilities provided $3.5 million compared to working capital and other assets and liabilities using $22.0 million in the prior year.

Cash Flow from Continuing Investing Activities

Capital expenditures were $4.8 million for the first half of 2012 compared to $6.6 million for the same 2011 period.  Current period expenditures were primarily used for our Burnaby, British Columbia, Canada facility, other yard upgrades and plant equipment.  We anticipate total capital spending in 2012 will range between $8.0 million and $9.0 million and will be funded by cash flow from operations.

In January 2011, we made our final, net payment of approximately $9.0 million for the remaining outstanding shares of common stock related to our 2010 acquisition of Portec Rail.

Cash Flow from Discontinued Operations

We sold our Shipping Systems Division on June 4, 2012 for $8.6 million and we reclassified the results of operations of this division into discontinued operations.  As part of this sale, we recognized a pre-tax gain of $3.5 million which is included within cash flows used by discontinued operating activities.

Cash Flow from Financing Activities

While we did not purchase any common shares of the Company under our existing share repurchase authorization, we did repurchase 22,791 shares to pay for withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards.

Financial Condition

As of June 30, 2012, we had approximately $77.2 million in cash and cash equivalents and a credit facility with $123.8 million of availability while carrying only $0.7 million in total debt.  As of June 30, 2012 we were in compliance with all of the Credit Agreement’s covenants.  We believe this capacity will afford us the flexibility to take advantage of opportunities as we explore both organic and external investment opportunities.

Included within cash and cash equivalents are primarily investments in tax-free and taxable money market funds.  The money market funds include municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds.  Our priority continues to be short-term maturities and the preservation of our principal balances.  Approximately $30.1 million of our cash and cash equivalents is held in non-domestic bank accounts.  There are no material restrictions in converting those funds into other currencies and they are available to meet the liquidity needs of our foreign operations.

Borrowings under our Credit Agreement bear interest at rates based upon either the base rate or LIBOR-based rate plus applicable margins.  Applicable margins are dictated by the ratio of our indebtedness less cash on hand to our consolidated EBITDA.  The base rate is the highest of (a) PNC Bank’s prime rate or (b) the Federal Funds Rate plus .50% or (c) the daily LIBOR rate plus 1.00%.  The base rate spread ranges from 0.00% to 1.00%.  LIBOR-based rates are determined by dividing the published LIBOR rate by a number equal to 1.00 minus the percentage prescribed by the Federal Reserve for determining the maximum reserve requirements with respect to any Eurocurrency funding by banks on such day.  The LIBOR-based rate spread ranges from 1.00% to 2.00%.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances.  Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties.  As a result, actual results could differ from these estimates.  In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality.  Except for the previously disclosed warranty charge recorded during the second quarter of 2012, there have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2011.  For more information regarding the Company’s critical accounting policies, please see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit.  A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2011 is included in the “Liquidity and Capital Resources” section of the Company’s  Annual Report filed on Form 10-K for the year ended December 31, 2011.  These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.  There were no material changes to these arrangements during the six-month period ended June 30, 2012.

Outlook

We believe that we are well positioned to benefit from strengthening rail and energy markets in which we participate but we continue to anticipate a weakened construction market through the end of 2012.  We expect to generate cash flows from operations in excess of capital expenditures, scheduled debt service repayments, share repurchases and dividends.

Our CXT Rail operation is dependent on the UPRR for a significant portion of its business.  In connection with the 2005 award of a long-term concrete railroad tie supply agreement from the UPRR, CXT completed the construction of a new facility in Tucson, AZ on land we lease from UPRR.  Pursuant to the supply agreement, UPRR has agreed to purchase minimum annual quantities from the Tucson, AZ facility through 2012.  While we are currently in negotiations with the UPRR to extend the Tucson supply agreement or lease, we are unable to predict the outcome of negotiations.  Additionally, we do not know whether the UPRR product warranty claim, which is described in Note 15 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, will adversely impact our ability to extend the supply agreement or lease.

For the six months ended June 30, 2012 and 2011, sales to the UPRR from our Tucson, AZ facility were approximately $12.6 million and $10.5 million, respectively.  The gross profit margin associated with these sales was approximately 6.7% and 5.9% for the six months ended June 30, 2012 and 2011, respectively.  Additionally, as of June 30, 2012 we had long-lived assets with a net book value of approximately $2.7 million associated with the Tucson, AZ facility.  We expect the net book value of these assets to be approximately $1.2 million as of December 31, 2012.

Class 1 Railroad capital spending is expected to remain strong through the end of 2012 and we anticipate robust North American rail traffic, which bodes well for our rail business.  We were rewarded with our largest order ever ($60 million) for an elevated transit system in Honolulu, HI in May 2012 which we believe illustrates the strength in our underlying Rail Products operations.

Our tubular divisions end markets in oil & gas and water well applications are driven by energy and agriculture.  The growth in these two segments should continue in 2012, but at a lower rate than the first half.

In Construction Products we face softer market conditions where our backlog is lower compared to last year.  Additionally, approximately 30 US states are projecting budget deficits in the upcoming fiscal year that may present challenges to many of the end markets in which we sell, given their reliance on government funding.  Certain of our businesses rely heavily on spending authorized by the federal transportation funding bill, SAFETEA-LU, enacted in August 2005.  This legislation authorized $286 billion for United States transportation improvement spending over a six-year period and expired in September 2009.  In July 2012, the United States Congress passed new transportation legislation referred to as “Moving Ahead for Progress in the 21st Century (MAP-21).”  This bill authorized spending at levels similar to SAFETEA-LU.

Total Company backlog from continuing operations at June 30, 2012 was approximately $255.3 million and summarized by business segment in the following table for the periods indicated:

	Backlog
	June 30,	December 31,	June 30,
	2012	2011	2011
	In thousands
Rail Products	$176,490	$66,433	$97,186
Construction Products	65,792	66,555	85,230
Tubular Products	13,045	10,784	7,617
Total Backlog from Continuing Operations	$255,327	$143,772	$190,033

As of June 30, 2012, we maintained a warranty reserve of approximately $25.3 million for potential warranty claims.  Included with this amount is the $19.0 million warranty charge recorded in the 2012 second quarter associated with Grand Island concrete railroad ties.  While we believe this is a reasonable estimate of our potential contingencies related to identified concrete tie warranty matters for the affected customers, we may incur future charges associated with new customer claims or further development of information for existing customer claims.  Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on our results of operations and financial condition.

Forward-Looking Statements

This Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are statements that do not relate strictly to historical or current facts.  Sentences containing words such as “believes,” “intends,” “anticipates,” “expects,” or “will” generally should be considered forward-looking statements.  Forward-looking statements in this Form 10-Q may concern, among other things, the Company’s expectations regarding our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, potential impact of the UPRR claims, results of operations, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties.  The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements.  Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: general business conditions, the availability of material from major suppliers, labor disputes, the impact of competition, variances in current accounting estimates and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements, taxes, inflation, impact relating to warranty claims, contract negotiations with the UPRR and governmental regulations.  Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. These and other risks are more fully described in the “Risk Factors” Section of our Annual Report on Form 10-K and in our other periodic filings with the Securities and Exchange Commission. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

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

Foreign Currency Exchange Rate Risk

During the first quarter of 2012, the Company entered into commitments with notional amounts totaling approximately $0.7 million to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain steel piling in the second quarter of 2012.  The Company settled this contract for a realized loss of less than $0.1 million during the second quarter of 2012.  The Company did not engage in any foreign currency hedging transactions during the six-month period ended June 30, 2011.

Item 4. CONTROLS AND PROCEDURES

a)
L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

b)
There have been no significant changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 15, “Commitments and Contingent Liabilities,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Fluctuations in the price, quality and availability of our primary raw materials used in our business could have a material adverse effect on our operations.
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

Prolonged unfavorable economic and market conditions could adversely affect our business.
Unexpected events including production delays or other problems encountered at our manufacturing facilities, equipment failures, failure to meet product specifications, concrete railroad tie warranty issues and the availability of existing and new piling and rail products may cause our operating costs to increase or otherwise impact our financial performance.  No assurances can be given that we will be able to successfully mitigate various prolonged uncertainties including materials cost variability, delayed or reduced customer payments and access to available resources outside of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company’s purchases of equity securities for the three-month period ended June 30, 2012 were as follows:

			Total Number	Approximate Dollar
			of Shares	Value of Shares
		Average	Purchased as	that May Yet Be
	Total Number	Price	Part of Publicly	Purchased Under
	Of Shares	Paid per	Announced Plans	the Plans
	Purchased (1)	Share	or Programs	or Programs
April 1, 2012 – April 30, 2012	-	-	-	$18,520,000
May 1, 2012 – May 31, 2012	-	-	-	18,520,000
June 1, 2012 – June 30, 2012	-	-	-	18,520,000
Total	-	-	-	$18,520,000

(1)  On May 23, 2011, the Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common shares until December 31, 2013 at which time this authorization will expire.  The Company previously purchased 278,655 shares totaling approximately $6.5 million under this authorization.

Item 6. EXHIBITS

The Exhibits marked with an asterisk are filed herewith.  All exhibits are incorporated herein by reference:

*10.1	Amended Supplemental Executive Retirement Plan.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________________

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

^	Portions of the exhibit have been omitted pursuant to a confidential treatment request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date: August 9, 2012	By: /s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer of Registrant)