Form 10-Q/A
period 2012-08-16
FOSTER L B CO
filed 2012-08-17
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to L. B. Foster Company’s Quarterly Report on Form 10−Q for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 9, 2012 (the “Original Filing”), is being filed solely to include certain eXtensible Business Reporting Language (XBRL) information in Exhibit 101 that was excluded from the timely filed Original Filing, in accordance with the 30 day grace period provided by Rule 405(a)(2)(ii) of Regulation S−T.

Exhibit 101 provides the following materials from the Original Filing, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

As provided in Rule 406T of Regulation S−T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

This Amendment No. 1 speaks as of the date of the Original Filing, does not reflect subsequent events occurring after the date of the Original Filing or modify or update in any way any disclosures made in the Original Filing. Other than as described above, no other changes have been made to the Original Filing other than the furnishing of Exhibit 101.

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

***
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

L.B. FOSTER COMPANY
(Registrant)

Date: August 16, 2012	By: /s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer of Registrant)