Form 10-Q
period 2012-09-30
FOSTER L B CO
filed 2012-11-08
CIK 352825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2012
Common Stock, Par Value $.01	10,143,398 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$100,658	$73,727
Accounts and notes receivable:
Trade	85,382	64,562
Other	612	1,934
	85,994	66,496
Inventories	90,928	89,464
Current deferred tax assets	7,386	-
Prepaid income taxes	504	3,684
Other current assets	2,978	1,758
Current assets of discontinued operations	1,333	4,864
Total Current Assets	289,781	239,993

Property, Plant Equipment - At Cost	123,087	124,296
Less Accumulated Depreciation	(78,887)	(78,459)
	44,200	45,837

Other Assets:
Goodwill	41,237	41,237
Other intangibles - net	40,974	42,871
Investments	4,137	3,495
Other assets	1,361	1,415
Assets of discontinued operations	-	5,046
TOTAL ASSETS	$421,690	$379,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$362	$2,384
Accounts payable - trade	59,259	49,213
Deferred revenue	8,521	6,833
Accrued payroll and employee benefits	8,100	9,483
Current deferred tax liabilities	-	759
Accrued warranty provision	28,113	6,632
Other accrued liabilities	11,570	8,134
Liabilities of discontinued operations	263	1,294
Total Current Liabilities	116,188	84,732

Long-Term Debt	33	51
Deferred Tax Liabilities	11,017	11,708
Other Long-Term Liabilities	13,074	13,588

STOCKHOLDERS' EQUITY:
Common stock, issued 10,142,019 shares at 9/30/2012
and 10,073,403 shares at 12/31/2011	111	111
Paid-in capital	45,753	47,349
Retained earnings	263,904	255,152
Treasury stock - at cost, Common Stock, 973,760 shares
at 9/30/2012 and 1,042,376 shares at 12/31/2011	(25,719)	(28,169)
Accumulated other comprehensive loss	(2,671)	(4,628)
Total Stockholders' Equity	281,378	269,815
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$421,690	$379,894

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net Sales	$170,346	$158,323	$447,817	$441,602
Cost of Goods Sold	139,634	128,728	383,117	369,716
Gross Profit	30,712	29,595	64,700	71,886

Selling and Administrative Expenses	16,581	16,789	50,142	47,897
Amortization Expense	703	699	2,097	2,096
Interest Expense	141	170	405	443
Interest Income	(126)	(74)	(319)	(224)
Equity in Income of Nonconsolidated Investment	(310)	(287)	(643)	(570)
Loss/(Gain) on Foreign Exchange	283	(711)	457	(497)
Other Expense/(Income)	329	(650)	(453)	(822)
	17,601	15,936	51,686	48,323

Income From Continuing Operations Before Income Taxes	13,111	13,659	13,014	23,563

Income Tax Expense	4,647	4,308	4,892	7,313

Income From Continuing Operations	8,464	9,351	8,122	16,250

Discontinued Operations:
(Loss) Income From Discontinued Operations Before Income Taxes, including Gain on Sale	(343)	604	3,805	839
Income Tax (Benefit) Expense	(104)	215	2,403	298
(Loss) Income From Discontinued Operations	(239)	389	1,402	541

Net Income	$8,225	$9,740	$9,524	$16,791

Basic Earnings (Loss) Per Common Share:
From Continuing Operations	$0.83	$0.92	$0.80	$1.58
From Discontinued Operations	(0.02)	0.04	0.14	0.05
Basic Earnings Per Common Share	$0.81	$0.96	$0.94	$1.64

Diluted Earnings (Loss) Per Common Share:
From Continuing Operations	$0.83	$0.91	$0.80	$1.57
From Discontinued Operations	(0.02)	0.04	0.14	0.05
Diluted Earnings Per Common Share	$0.81	$0.95	$0.93	$1.62

Dividends Paid Per Common Share	$0.025	$0.025	$0.075	$0.075

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net Income	$8,225	$9,740	$9,524	$16,791

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	927	(2,338)	1,928	(1,426)
Unrealized derivative loss on cash flow hedges	29	-	29	-

	956	(2,338)	1,957	(1,426)

Comprehensive Income	$9,181	$7,402	$11,481	$15,365

See Notes to Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations	$8,122	$16,250
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Deferred income taxes	(8,797)	(904)
Depreciation and amortization	9,575	8,811
Equity in income of nonconsolidated investment	(643)	(570)
Loss on sale of property, plant and equipment	314	95
Deferred gain amortization on sale-leaseback	(456)	(738)
Share-based compensation	1,312	1,720
Excess tax benefit from share-based compensation	(121)	(368)

Change in operating assets and liabilities:
Accounts receivable	(19,061)	(10,941)
Inventories	(1,044)	(4,711)
Other current assets	(1,232)	302
Prepaid income tax	5,697	1,924
Other noncurrent assets	99	(432)
Accounts payable - trade	9,163	549
Deferred revenue	3,050	(9,149)
Accrued payroll and employee benefits	(2,089)	(887)
Other current liabilities	21,200	10,552
Other liabilities	(463)	(840)
Net Cash Provided by Continuing Operating Activities	24,626	10,663
Net Cash Used by Discontinued Operations	(599)	(632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	17	51
Capital expenditures on property, plant and equipment	(6,342)	(7,974)
Acquisitions	-	(8,952)
Capital contributions to equity method investment	-	(625)
Net Cash Used by Continuing Investing Activities	(6,325)	(17,500)
Net Cash Provided/(Used) by Discontinued Operations	10,548	(133)

L. B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of other long-term debt	(2,040)	(2,017)
Proceeds from exercise of stock options and stock awards	73	123
Treasury stock acquisitions	-	(6,480)
Cash dividends on common stock paid to shareholders	(772)	(767)
Excess tax benefit from share-based compensation	121	368
Net Cash Used by Financing Activities	(2,618)	(8,773)

Effect of exchange rate changes on cash and cash equivalents	1,299	(1,290)

Net Increase/(Decrease) in Cash and Cash Equivalents	26,931	(17,665)

Cash and Cash Equivalents at Beginning of Period	73,727	74,800
Cash and Cash Equivalents at End of Period	$100,658	$57,135

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$301	$360
Income Taxes Paid	$10,696	$6,314

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

Certain accounts in the prior year period condensed consolidated financial statements have been reclassified for comparative purposes principally to conform to the presentation of discontinued operations in the current year period.

2.  BUSINESS SEGMENTS

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. The Company is engaged in the manufacture, fabrication and distribution of rail, construction and tubular products and services.

The following table illustrates revenues and profits from continuing operations of the Company by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Net	Segment	Net	Segment
	Sales	Profit	Sales	Profit
	In thousands
Rail products	$110,993	$8,096	$278,993	$1,743
Construction products	45,948	3,083	132,173	6,062
Tubular products	13,405	3,783	36,651	9,501
Total	$170,346	$14,962	$447,817	$17,306

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Net	Segment	Net	Segment
	Sales	Profit	Sales	Profit
	In thousands
Rail products	$89,378	$8,858	$241,016	$12,944
Construction products	60,175	4,879	176,404	12,583
Tubular products	8,770	1,951	24,182	4,673
Total	$158,323	$15,688	$441,602	$30,200

Segment profits from continuing operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from continuing operations from December 31, 2011.

The following table provides a reconciliation of reportable segment net profit from continuing operations to the Company’s consolidated total:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	In thousands
Income for reportable segments	$14,962	$15,688	$17,306	$30,200
Cost of capital for reportable segments	3,897	3,901	12,866	11,108
Interest expense	(141)	(170)	(405)	(443)
Interest income	126	74	319	224
Other (expense)/income	(329)	650	453	822
LIFO income/(expense)	432	(444)	333	(1,140)
Equity in income of nonconsolidated investment	310	287	643	570
(Loss)/gain on foreign exchange	(283)	711	(457)	497
Corporate expense and other unallocated charges	(5,863)	(7,038)	(18,044)	(18,275)

Income from continuing operations before income taxes	$13,111	$13,659	$13,014	$23,563

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

On June 4, 2012, the Company divested $2,588,000 in goodwill attributed to the Rail Products segment in connection with the sale of its railway securement business.  Intangible assets with net carrying value of $170,000 were also included with this sale.  These intangible assets had a net carrying value of $177,000 at December 31, 2011.  More information regarding this sale can be found in Note 9.

Excluding amounts attributed to discontinued operations, the carrying amount of goodwill at September 30, 2012 and December 31, 2011 was $41,237,000, of which $38,026,000 is attributable to the Company’s Rail Products segment and $3,211,000 is attributable to the Construction Products segment.

Identified intangible assets of $2,305,000 are attributable to the Company’s Construction Products segment and  $44,452,000 are attributable to the Company’s Rail Products segment.    The components of the Company’s intangible assets are as follows:

	September 30, 2012
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(366)	$14
Patents	10	125	(125)	-
Customer relationships	23	19,960	(2,217)	17,743
Supplier relationships	5	350	(126)	224
Trademarks	17	6,280	(771)	5,509
Technology	18	19,662	(2,178)	17,484
	20	$46,757	$(5,783)	$40,974

	December 31, 2011
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(361)	$19
Patents	10	125	(125)	-
Customer relationships	23	19,960	(1,402)	18,558
Supplier relationships	5	350	(73)	277
Trademarks	17	6,280	(447)	5,833
Technology	18	19,457	(1,273)	18,184
	20	$46,552	$(3,681)	$42,871

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 20 years.  Amortization expense from continuing operations for the three-month periods ended September 30, 2012 and 2011 was $703,000 and $699,000, respectively.  Amortization expense from continuing operations for the nine-month periods ended September 30, 2012 and 2011 was $2,097,000 and $2,096,000, respectively.

Estimated amortization expense from continuing operations for the remainder of 2012 and the years 2013 and thereafter is as follows:

In thousands
2012	$657
2013	2,755
2014	2,755
2015	2,476
2016	2,319
2017 and thereafter	30,012
$40,974

4.  ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and while collateral is not required, the Company often receives surety bonds that guarantee payment.  Credit terms are consistent with industry standards and practices.  Trade accounts receivable from continuing operations at September 30, 2012 and December 31, 2011 have been reduced by an allowance for doubtful accounts of ($1,306,000) and ($1,726,000), respectively.

5.  INVENTORIES

Inventories of continuing operations of the Company at September 30, 2012 and December 31, 2011 are summarized in the following table:

	September 30,	December 31,
	2012	2011
	In thousands
Finished goods	$69,219	$71,758
Work-in-process	10,643	8,004
Raw materials	20,916	19,885

Total inventories at current costs	100,778	99,647
Less: LIFO reserve	(9,850)	(10,183)
	$90,928	$89,464

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

6.  INVESTMENTS

Investments of the Company consist of a nonconsolidated equity method investment of $4,137,000 and $3,495,000 at September 30, 2012 and December 31, 2011, respectively.

The Company is a member of a joint venture with L B Industries, Inc. and James Legg until September 30, 2019.  The Company and L B Industries, Inc. each have a 45% ownership interest in the joint venture, L B Pipe & Coupling Products, LLC (JV).  The JV manufactures, markets and sells various products for the energy, utility and construction markets.  Under the terms of the JV agreement, as amended, the Company was required to make capital contributions totaling approximately $3,000,000.  The Company fulfilled these commitments during 2011.  The other JV members are required to make proportionate contributions in accordance with the ownership percentages in the JV agreement.

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

The Company recorded equity in the income of the JV of approximately $310,000 and $643,000 for the three and nine months ended September 30, 2012, respectively.  The Company recorded equity in the income of the JV of approximately $287,000 and $570,000 for the three and nine months ended September 30, 2011, respectively.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the JV for its operations.  The carrying amounts with the maximum exposure to loss of the Company at September 30, 2012 and December 31, 2011, respectively, are as follows:

	September 30,	December 31,
	2012	2011
	In thousands
Equity method investment	$4,137	$3,495
Net investment in direct financing lease	933	971
	$5,070	$4,466

The Company is leasing five acres of land and the facility to the JV over a period of 9.5 years, with a 5.5 year renewal period.  Monthly rent over the term of the lease is approximately $10,000, with a balloon payment of approximately $488,000 which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease.  This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” The Company maintained a net investment in this direct financing lease of approximately $933,000 and $971,000 at September 30, 2012 and December 31, 2011, respectively.

The following is a schedule of the direct financing minimum lease payments for the remainder of 2012 and the years 2013 and thereafter

In thousands
2012	$13
2013	54
2014	58
2015	63
2016	67
2017 and thereafter	678
$933

7.  DEFERRED REVENUE

Deferred revenue consists of customer payments received for which the revenue recognition criteria have not yet been met.  The Company has significantly fulfilled its obligations under the contracts and the customers have paid, but due to the Company’s continuing involvement with the material, revenue is precluded from being recognized until the customer takes possession.

8.  BORROWINGS

United States

On May 2, 2011, the Company, its domestic subsidiaries, and certain of its Canadian subsidiaries entered into a new $125,000,000 Revolving Credit Facility Credit Agreement (Credit Agreement) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A. and Citizens Bank of Pennsylvania.  This Credit Agreement replaced a prior revolving credit facility with a maximum credit line of $90,000,000 and a $20,000,000 term loan.  The Credit Agreement provides for a five-year, unsecured revolving credit facility that permits borrowing up to $125,000,000 for the U.S. borrowers and a sublimit of the equivalent of $15,000,000 U.S. dollars that is available to the Canadian borrowers.  Provided no event of default exists, the Credit Agreement contains a provision that provides for an increase in the revolver facility of $50,000,000 that can be allocated to existing or new lenders if the Company’s borrowing requirements should increase.  The Credit Agreement includes a sublimit of $20,000,000 for the issuance of trade and standby letters of credit.

Borrowings under the Credit Agreement will bear interest at rates based upon either the base rate or LIBOR-based rate plus applicable margins.  Applicable margins are dictated by the ratio of the Company’s indebtedness less cash on hand to the Company’s consolidated EBITDA, as defined in the underlying Credit Agreement.  The base rate is the highest of (a) PNC Bank’s prime rate, (b) the Federal Funds Rate plus 0.50% or (c) the daily LIBOR rate, as defined in the underlying Credit Agreement, plus 1.00%.  The base rate spread ranges from 0.00% to 1.00%.  LIBOR-based rates are determined by dividing the published LIBOR rate by a number equal to 1.00 minus the percentage prescribed by the Federal Reserve for determining the maximum reserve requirements with respect to any Eurocurrency funding by banks on such day.  The LIBOR-based rate spread ranges from 1.00% to 2.00%.

The Credit Agreement includes two financial covenants:  (a) the Leverage Ratio, defined as the Company’s Indebtedness less cash on hand divided by the Company’s consolidated EBITDA, which must not exceed 3.00 to 1.00 and (b) Minimum Interest Coverage, defined as consolidated EBITDA less Capital Expenditures divided by consolidated interest expense, which must be no less than 3.00 to 1.00.

The Credit Agreement permits the Company to pay dividends and distributions and make redemptions with respect to its stock provided no event of default or potential default (as defined in the Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption.  Dividends, distributions, and redemptions are capped at $15,000,000 per year when funds are drawn on the facility.  If no drawings on the facility exist, dividends, distributions, and redemptions in excess of $15,000,000 per year are subjected to a limitation of $75,000,000 in aggregate.  The $75,000,000 aggregate limitation also includes certain loans, investments, and acquisitions.  The Company is permitted to acquire the stock or assets of other entities with limited restrictions provided that the Leverage Ratio does not exceed 2.50 to 1.00 after giving effect to the acquisition.

Other restrictions exist at all times including, but not limited to, limitation of the Company’s sale of assets, other indebtedness incurred by either the borrowers or the non-borrower subsidiaries of the Company, guaranties, and liens.  On July 9, 2012, the Company amended the Credit Agreement to increase the limitation of the Company’s sale of assets from $10,000,000 to $25,000,000.

As of September 30, 2012, the Company was in compliance with the Credit Agreement’s covenants.

The Company had no outstanding borrowings under the revolving credit facility at September 30, 2012 or December 31, 2011 and had available borrowing capacity of $123,824,000 at September 30, 2012.

Letters of Credit

At September 30, 2012, the Company had outstanding letters of credit of approximately $1,176,000.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500,000 pounds sterling (approximately $2,424,000 at September 30, 2012).    This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations.  The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility.  The subsidiary of the Company had no outstanding borrowings under this credit facility as of September 30, 2012.  There was approximately $61,000 in outstanding guarantees (as defined in the underlying agreement) at September 30, 2012.  There were no borrowings or performance bonds outstanding on this facility as of December 31, 2011.  This credit facility was renewed effective August 30, 2012 with no significant changes to the underlying terms or conditions in the facility.  The expiration date of this credit facility is August 30, 2013.

The United Kingdom loan agreements contain certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of September 30, 2012.  The subsidiary had available borrowing capacity of $2,363,000 at September 30, 2012.

9.  DISCONTINUED OPERATIONS

On June 4, 2012, the Company sold substantially all of the assets and liabilities of its railway securement business, Shipping Systems Division (SSD), for $8,579,000 to Holland, L.P., resulting in a pre-tax gain of approximately $3,508,000.  On August 30, 2012, the Company sold substantially all of the assets and liabilities of its precise structural products business, Precise, for $2,643,000 to Cianbro Fabrication and Coating Corporation, resulting in a pre-tax loss of approximately $315,000.

The operations of these divisions qualify as a “component of an entity” under FASB ASC 205-20, “Presentation of Financial Statements – Discontinued Operations” and thus, the operations have been reclassified as discontinued and prior periods have been reclassified to conform to this presentation.  Future expenses of discontinued operations are not expected to be material.

Net sales and income, including the pre-tax gain of $3,193,000, from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	In thousands
Net sales	$1,159	$4,380	$8,701	$11,906

(Loss) income from discontinued operations	$(343)	$604	$3,805	$839
Income tax (benefit) expense	(104)	215	2,403	298
(Loss) income from discontinued operations	$(239)	$389	$1,402	$541

The effective tax rate in the nine-month period ended September 30, 2012  was significantly impacted by  $2,588,000 of goodwill allocated to SSD for discontinued operations which was not deductible for income tax purposes.

The following table details balance sheet information for discontinued operations:

	September 30, 2012	December 31, 2011
	In thousands
Current Assets	$1,333	$4,864
Other Assets
Property, plant and equipment-net	-	2,281
Goodwill	-	2,588
Other intangibles - net	-	177
Total Other Assets	-	5,046
Total Assets	1,333	9,910
Current Liabilities	263	1,294
Net assets of discontinued operations	$1,070	$8,616

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	In thousands, except per share data
Numerator for basic and diluted earnings per common share -
Income available to common stockholders:
Income from continuing operations	$8,464	$9,351	$8,122	$16,250
(Loss) income from discontinued operations	(239)	389	1,402	541
Net income	$8,225	$9,740	$9,524	$16,791

Denominator:
Weighted average shares	10,141	10,185	10,117	10,257
Denominator for basic earnings per common share	10,141	10,185	10,117	10,257

Effect of dilutive securities:
Employee stock options	15	26	16	31
Other stock compensation plans	50	83	78	78
Dilutive potential common shares	65	109	94	109
Denominator for diluted earnings per common share -
adjusted weighted average shares and assumed conversions	10,206	10,294	10,211	10,366
Basic (loss) earnings per share:
Continuing operations	$0.83	$0.92	$0.80	$1.58
Discontinued operations	(0.02)	0.04	0.14	0.05
Basic earnings per common share	$0.81	$0.96	$0.94	$1.64
Diluted (loss) earnings per share:
Continuing operations	$0.83	$0.91	$0.80	$1.57
Discontinued operations	(0.02)	0.04	0.14	0.05
Diluted earnings per common share	$0.81	$0.95	$0.93	$1.62

Dividends paid per common share	$0.025	$0.025	$0.075	$0.075

11.  SHARE-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation.  Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period.  The Company recorded stock compensation expense of $477,000 and $465,000 for the three-month periods ended September 30, 2012 and 2011, respectively, and $1,312,000 and $1,720,000 for the nine-month periods ended September 30, 2012 and 2011, respectively, related to restricted stock awards and performance unit awards.

Stock Option Awards

A summary of the option activity as of September 30, 2012 is presented below.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding and Exercisable at January 1, 2012	39,950	$8.94	2.8
Granted	-	-	-
Canceled	-	-	-
Exercised	(11,450)	6.44	-
Outstanding and Exercisable at September 30, 2012	28,500	$9.94	2.4	$638,000

The total intrinsic value of options outstanding and exercisable at September 30, 2011 was $669,000.

At September 30, 2012, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $4.10 to $14.77, with a weighted average exercise price of $9.94.  At September 30, 2011, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $4.10 to $14.77, with a weighted average exercise price of $8.83 per share.

The weighted average remaining contractual life of the stock options outstanding at September 30, 2012 and 2011 was 2.4 and 3.1 years, respectively.

There were 10,000 options with a weighted average exercise price per share of $6.02 exercised during the three-month period ended September 30, 2012.  There were 10,000 options with a weighted average exercise price per share of $4.87 exercised during the three-month period ended September 30, 2011.    The total intrinsic value of options exercised during the three-month periods ended September 30, 2012 and 2011 was $225,000 and $154,000, respectively.

Options exercised during the nine-month periods ended September 30, 2012 and 2011 totaled 11,450 and 31,000 shares, respectively.    The weighted average exercise price per share of the options exercised during the nine-month periods ended September 30, 2012 and 2011 were  $6.44 and $3.93, respectively.  The total intrinsic value of options exercised during the nine-month periods ended September 30, 2012 and 2011 were $255,000 and $909,000, respectively.

Shares issued as a result of stock option exercise generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares.

Restricted Stock Awards

For the nine-month periods ended September 30, 2012 and 2011, the Company granted approximately 26,000 and 46,000 shares, respectively, of restricted stock to employees.  During the nine-month period ended September 30, 2012, the Company also granted approximately 66,000 shares of restricted stock to an employee director.  A summary of restricted stock award activity follows:

			Aggregate
		Grant Date	Fair
Grant Date	Shares	Fair Value	Value	Vesting Date
March 15, 2011	24,836	$38.46	$955,000	March 15, 2015
July 21, 2011	16,600	38.44	638,000	July 21, 2015
August 29, 2011	5,000	24.50	123,000	August 29, 2014
February 1, 2012	66,000	30.15	1,990,000	February 1, 2016
March 6, 2012	18,347	27.49	504,000	March 6, 2016
May 23, 2012	8,000	28.05	224,000	May 23, 2016

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

Performance Unit Awards

Annually, under separate three-year long-term incentive plans, pursuant to the Omnibus Plan,  the Company grants performance units.  Units granted during the nine-month periods ended September 30 are as follows:

				Aggregate
Incentive			Grant Date	Fair
Plan	Grant Date	Units	Fair Value	Value	Vesting Date
2010 - 2012	March 2, 2010	36,541	$31.83	$1,163,000	March 2, 2013
2011 - 2013	March 15, 2011	34,002	38.46	1,308,000	March 15, 2014
2012 - 2014	March 6, 2012	43,042	27.49	1,183,000	March 6, 2015

In addition, on March 15, 2011 the Company awarded, pursuant to the Omnibus Plan, 1,500 special performance units to an employee director and 1,000 special performance units to an executive officer.  Based on the satisfaction of the underlying performance conditions, these units were converted, net of shares withheld for applicable income tax purposes, into 1,436 and 957 shares, respectively, of the Company’s common stock on March 6, 2012.  The grant date fair value of these awards was $38.46 and the aggregate fair value was $58,000 and $38,000, respectively.

Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan.  The aggregate fair value in the above table is based upon achieving 100% of the performance targets as defined in the underlying plan.  The Company reversed $1,157,000 of incentive compensation expense during the nine-month period ended September 30, 2012 caused by the impact of the product warranty charge on Company performance, as it related to the awards’ underlying performance conditions.  More information on the product warranty charge can be found in Note 14.

Shares issued as a result of performance unit awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess tax benefit realized for the tax deduction from stock-based compensation approximated $121,000 and $368,000 for the nine months ended September 30, 2012 and 2011, respectively.  This excess tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

12.  RETIREMENT PLANS

Retirement Plans

The Company has five retirement plans which cover its hourly and salaried employees in the United States: three defined benefit plans (one active / two frozen) and two defined contribution plans.  Employees are eligible to participate in the appropriate plan based on employment classification.  The Company's funding to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines.  The Company policy is to contribute at least the minimum in accordance with the funding standards of ERISA.

The Company’s subsidiary, Portec Rail Products, Inc. (Portec Rail), maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan.  In the United Kingdom, Portec Rail maintains both a defined contribution plan and a defined benefit plan.  These plans are discussed in further detail below.

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three- and nine-month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	In thousands
Service cost	$8	$8	$24	$23
Interest cost	187	200	561	600
Expected return on plan assets	(203)	(191)	(607)	(574)
Recognized net actuarial loss	49	28	146	84
Net periodic benefit cost	$41	$45	$124	$133

The Company expects to contribute approximately $741,000 to its United States defined benefit plans in 2012.  For the nine months ended September 30, 2012, the Company contributed approximately $421,000 to these plans.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and nine months ended September 30 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	In thousands
Interest cost	$89	$66	$252	$201
Expected return on plan assets	(76)	(72)	(215)	(220)
Amortization of transition amount	(12)	(12)	(36)	(36)
Recognized net actuarial loss	58	29	165	85
Net periodic cost	$59	$11	$166	$30

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates  making contributions of $231,000 to the United Kingdom Portec Rail pension plan during 2012.  For the nine months ended September 30, 2012, the Company contributed approximately $110,000 to the United Kingdom Portec Rail plan.

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

The following table summarizes the expense associated with the contributions made to these plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	In thousands
Salaried Plan	$599	$541	$1,674	$1,519
Union Plan	23	16	59	45
Montreal Plan	30	26	89	75
UK Plan	29	34	84	94
Kelsan Plan	34	27	111	88
	$715	$644	$2,017	$1,821

13.  FAIR VALUE MEASUREMENTS

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

Cash equivalents.  Included within “Cash and cash equivalents” are investments in tax-free and taxable money market funds with municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds, all of which maintain AAA credit ratings.  Also included within cash equivalents are our investments in non-domestic bank certificates of deposit.  The Company uses quoted market prices to determine the fair value of these investments and they are classified in Level 1 of the fair value hierarchy.  The carrying amounts approximate fair value because of the short maturity of the instruments.

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

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at September 30, 2012 and December 31, 2011:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Domestic money market funds	$58,192	$58,192	$-	$-
Non domestic bank certificates of deposit	28,392	28,392	-	-
Cash equivalents at fair value	86,584	86,584	-	-

Total Assets	$86,584	$86,584	$-	$-

Liabilities
Derivatives	$(47)	$-	$(47)	$-
Total other accrued liabilities	(47)	-	(47)	-

Total Liabilities	$(47)	$-	$(47)	$-

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Domestic money market funds	$42,273	$42,273	$-	$-
Non domestic bank certificates of deposit	22,520	22,520	-	-
Cash equivalents at fair value	64,793	64,793	-	-

Total Assets	$64,793	$64,793	$-	$-

Liabilities
IDSI acquisition short-term note	$(945)	$-	$(945)	$-
Total current maturities of other long-term debt	(945)	-	(945)	-

Total Liabilities	$(945)	$-	$(945)	$-

14.  COMMITMENTS AND CONTINGENT LIABILITIES

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

November 7, 2012 Update

The Company has been assessing warranty claims for certain concrete ties made in its Grand Island, NE facility.  The claims are arising from ties found in track that are not performing up to the Company’s expectations, and do not meet the Company’s quality standards. These ties were manufactured between 1998 and 2011.  The Company discontinued manufacturing operations in Grand Island in early 2011.  The large majority of these claims come from the Union Pacific Railroad (UPRR).  During the recent quarter, the Company has been working to resolve the claims in a satisfactory manner for our customers and the Company.  The Company made substantial progress with the UPRR in the recent quarter regarding the approach to remedy field failures, the details of which are in the following paragraphs.

The Company has agreed on a process with the UPRR for identifying, prioritizing and replacing ties that meet the criteria for replacement. This process will be applied to the ties the Company shipped to the UPRR from its Grand Island, NE facility from 1998 to 2011. During most of this period the Company’s warranty policy for UPRR carried a 5 year warranty with a 1.5:1 replacement ratio for any defective ties.  The agreed upon process will result in the Company and the UPRR working together to identify and replace defective ties. The process of planning and documenting will be done by both the Company and the UPRR to ensure this is done in a timely manner.

In order to accommodate customer concerns,  the Company has reverted to a previously used warranty policy.  This will result in all concrete ties with a 5 year warranty and a 1.5:1 replacement ratio, now having a 15 year warranty and a 1:1 replacement ratio. This change will provide an additional 10 years of warranty protection.  The 1:1 replacement ratio will furnish one tie for each tie replaced under our claims process.

Following the changes noted above to the warranty policy and our assessment of the scope of the defective ties, the Company recorded an additional $3.0 million warranty charge in order to adequately reserve for the revised cost of resolving expected claims.  This change brought the total warranty reserve for concrete ties to $27.2 million.  It is now sized to reflect the expected claims from all customers who have notified the Company of problems, especially the UPRR where the majority of claims arose.  It is supported by the extensive field sampling and forensic analysis we’ve conducted along with customer discussions.

Finally, the Company will produce the replacement ties in its Tucson, AZ manufacturing facility which has been operating under a 5 year supply contract with the UPRR expiring in December 2012.  UPRR has verbally indicated their intent to award the Company with a new 5 year supply contract for its Tucson facility.  The details of this supply contract have not been completed, although they are expected to closely resemble the terms in the existing contract with the exception of the new 15 year warranty policy and some product specification changes.

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

In thousands
Balance at December 31, 2011	$6,632
Additions to warranty liability	23,993
Warranty liability utilized	(2,512)
Balance at September 30, 2012	$28,113

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

As of September 30, 2012 and December 31, 2011, the Company maintained environmental and litigation reserves approximating $2,112,000 and $2,184,000, respectively.

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

During the third quarter of 2012, the Company executed derivative contracts with notional amounts totaling approximately $3,186,000 to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail products in the third quarter of 2012.    The receipt of Canadian funds did not occur when the Company expected and the Company needed to enter into another commitment to buy Canadian funds with notional amounts totaling approximately $3,388,000.  During the third quarter  of 2012, the Company settled these contracts for a recognized loss of approximately  $204,000.  This amount is included within “Other expense/(income)” in the Condensed Consolidated Statements of Operations.

During the third quarter of 2012, the Company entered into a new commitment with notional amounts totaling approximately $3,280,000 to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail products in the fourth quarter of 2012.  The fair value of this instrument was a liability of approximately $47,000 as of September 30, 2012 and was recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheet.

The Company did not engage in any foreign currency hedging transactions during the nine-month period ended September 30, 2011.

16.  INCOME TAXES

The Company’s effective income tax rate from continuing operations for the three months ended September 30, 2012 and 2011 was 35.4% and 31.5%, respectively. The Company’s effective income tax rate from continuing operations for the nine months ended September 30, 2012 and 2011 was 37.6% and 31.0%, respectively.  The increase in the Company's effective income tax rate is due to a reduction in 2012 Canadian research and development credits as well as the receipt of state tax refunds in 2011.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

L.B. Foster Company (Company) is a leading manufacturer, fabricator and distributor of products for the rail, construction, utility and energy markets.  The Company is comprised of three business segments: Rail Products, Construction Products and Tubular Products.

We reclassified our statements of operations to present the results of our Shipping Systems Division and Precise Structural Products business as discontinued operations due to their sales on June 4, 2012 and August 30, 2012, respectively.  The following discussion and analysis of financial condition and results of operations relates only to our continuing operations.  More information regarding the results of discontinued operations and the net $3.2 million pre-tax gain recognized on these transactions can be found in footnote 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Product Warranty Claim Charge

We have agreed on a process with the Union Pacific Railroad (UPRR) for identifying, prioritizing and replacing ties that meet the criteria for replacement. This process will be applied to the ties we shipped to the UPRR from our Grand Island, NE facility from 1998 to 2011. During most of this period our warranty policy for the UPRR carried a 5 year warranty with a 1.5:1 replacement ratio for any defective ties.  The agreed upon process will result in us working together to identify and replace defective ties. The process of planning and documenting will be done by both companies to ensure this is done in a timely manner.

In order to accommodate customer concerns,  we have reverted to a previously used warranty policy.  This will result in all concrete ties with a 5 year warranty and a 1.5:1 replacement ratio, now having a 15 year warranty and a 1:1 replacement ratio. This change will provide an additional 10 years of warranty protection.

Following the changes noted above to the warranty policy and our assessment of the scope of the defective ties, we recorded an additional $3.0 million warranty charge in the 2012 third quarter in order to adequately reserve for the revised cost of resolving expected claims.  This change brought the total warranty reserve for concrete ties to $27.2 million.  It is now sized to reflect the expected claims from all customers who have notified us of problems, especially the UPRR where the majority of claims arose.  It is supported by the extensive field sampling and forensic analysis we’ve conducted along with customer discussions.

Other Matters

In October 2012, we announced that we are in the process of changing the names of several of the subsidiary companies acquired from our 2010 acquisition of Portec Rail Products, Inc.  To more accurately brand these innovative businesses and better represent our rail product development capabilities, these divisions will be collectively referred to as L.B. Foster Rail Technologies.

Quarterly Results of Continuing Operations

			Percent of Total Net Sales
	Three Months Ended		Three Months Ended		Percent
	September 30,		September 30,		Increase/(Decrease)
	2012	2011	2012	2011	2012 vs. 2011
	Dollars in thousands
Net Sales:
Rail Products	$110,993	$89,378	65.2%	56.5%	24.2%
Construction Products	45,948	60,175	27.0	38.0	(23.6)
Tubular Products	13,405	8,770	7.9	5.5	52.9
Total Net Sales	$170,346	$158,323	100.0%	100.0%	7.6%

			Gross Profit Percentage
	Three Months Ended		Three Months Ended		Percent
	September 30,		September 30,		Increase/(Decrease)
	2012	2011	2012	2011	2012 vs. 2011
	Dollars in thousands
Gross Profit:
Rail Products	$19,111	$18,038	17.2%	20.2%	5.9%
Construction Products	7,183	9,881	15.6	16.4	(27.3)
Tubular Products	4,401	2,483	32.8	28.3	77.2
LIFO Income/(Expense)	432	(444)	0.3	(0.3)	(197.3)
Other	(415)	(363)	(0.2)	(0.2)	14.3
Total Gross Profit	$30,712	$29,595	18.0%	18.7%	3.8%

			Percent of Total Net Sales
	Three Months Ended		Three Months Ended		Percent
	September 30,		September 30,		Increase/(Decrease)
	2012	2011	2012	2011	2012 vs. 2011
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$16,581	$16,789	9.7%	10.6%	(1.2)%
Amortization Expense	703	699	0.4	0.4	0.6
Interest Expense	141	170	0.1	0.1	(17.1)
Interest Income	(126)	(74)	(0.1)	(0.0)	70.3
Equity in Income of Nonconsolidated Investment	(310)	(287)	(0.2)	(0.2)	8.0
Loss/(Gain) on Foreign Exchange	283	(711)	0.2	(0.4)	(139.8)
Other Expense/(Income)	329	(650)	0.2	(0.4)	(150.6)
Total Expenses	17,601	15,936	10.3	10.1	10.4

Income from Continuing Operations Before Income Taxes	13,111	13,659	7.7	8.6	(4.0)
Income Tax Expense	4,647	4,308	2.7	2.7	7.9

Income from Continuing Operations	$8,464	$9,351	5.0%	5.9%	(9.5)%

Third quarter 2012 Compared to Third quarter 2011 – Company Analysis

Income from continuing operations for the 2012 third quarter was $8.5 million, or $0.83 per diluted share, compared to income from continuing operations of $9.4 million, or $0.91 per diluted share, in the prior year quarter.

Included in our 2012 and 2011 third quarter results were warranty charges related to concrete ties manufactured at our Grand Island, NE facility of  $3.0 million ($0.17 per diluted share) and $0.8 million ($0.05 per diluted share), respectively.

Selling and administrative expense decreased approximately $0.2 million in the 2012 third quarter primarily due to reduced concrete tie testing expenses associated with the UPRR product warranty claim.  This reduction was partially offset by increased employee salary and benefit expenses.  Fluctuations in the exchange rate for the US Dollar resulted in our recognizing transactional foreign exchange losses during the current quarter compared to foreign exchange gains in the prior year quarter.  Additionally, approximately $0.2 million in derivative hedging settlement losses were recognized during the 2012 quarter.  Other expense for the three months ended September 30, 2012 consisted mainly of approximately $0.2 million in fixed asset write offs.  Other income in the prior year quarter included increased amounts recognized from the deferred gain related to a revision in the remaining term of a 2008 operating lease associated with our former Houston, TX threading facility.

The effective income tax rate from continuing operations in the third quarter of 2012 was 35.4% compared to 31.5% in the prior year quarter.    The increase in our effective income tax rate is due to a reduction in 2012 Canadian research and development credits as well as the receipt of state tax refunds in 2011.

Results of Continuing Operations – Segment Analysis

Rail Products

	Three Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$110,993	$89,378	$21,615	24.2%

Gross Profit	$19,111	$18,038	$1,073	5.9%
Gross Profit Percentage	17.2%	20.2%	(3.0)%	(14.7)%

Third quarter 2012 Compared to Third quarter 2011

The sales improvement was due principally to increases in our rail distribution and concrete ties divisions.  Higher volumes in our rail distribution business drove the sales improvement.  While our CXT concrete tie division did report volume growth over the 2011 period, the 2011 period was also negatively impacted by a product return totaling $2.8 million.  Our trackwork division also reported improved volumes.  These increases were partially offset from sales volume declines reported by our Allegheny Rail Products (ARP) division while our Rail Technologies divisions reported flat quarter over quarter sales.

Product warranty charges of approximately $3.0  million and $0.8 million, respectively, related to the Grand Island, NE concrete tie warranty matters negatively impacted our Rail Products segment in the 2012 and 2011 quarters.  Additionally, Rail Technologies gross profit declined due to increased materials costs reported by our friction management product line.  While our rail distribution divisions’ gross profit reported volume related increases, its gross profit margin remained flat.

Construction Products

	Three Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$45,948	$60,175	$(14,227)	(23.6)%

Gross Profit	$7,183	$9,881	$(2,698)	(27.3)%
Gross Profit Percentage	15.6%	16.4%	(0.8)%	(4.8)%

Third quarter 2012 Compared to Third quarter 2011

Volume based 2012 sales declines were reported by all of our Construction Products divisions, with the most significant declines continuing in our piling division.  Additionally, our concrete buildings division reported reduced volumes in the 2012 period as compared to its record 2011 period as it relies on government funding for its orders.

While our fabricated bridge products division reported expanded margins, the rest of our Construction Products divisions reported 2012 gross profit declines which were generally volume related.

Tubular Products

	Three Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$13,405	$8,770	$4,635	52.9%

Gross Profit	$4,401	$2,483	$1,918	77.2%
Gross Profit Percentage	32.8%	28.3%	4.5%	16.0%

Third quarter 2012 Compared to Third quarter 2011

Our Birmingham, AL coating facility continued to drive the increase in both sales and gross profit in the 2012 quarter from increased volumes as the facility is currently operating two shifts to fulfill customer orders.  Volume related growth also contributed to the expansion in gross profit through improved absorption of plant expenses at both of our tubular divisions.

Year-to-date Results of Continuing Operations

			Percent of Total Net Sales
	Nine Months Ended		Nine Months Ended		Percent
	September 30,		September 30,		Increase/(Decrease)
	2012	2011	2012	2011	2012 vs. 2011
	Dollars in thousands
Net Sales:
Rail Products	$278,993	$241,016	62.3%	54.6%	15.8%
Construction Products	132,173	176,404	29.5	39.9	(25.1)
Tubular Products	36,651	24,182	8.2	5.5	51.6
Total Net Sales	$447,817	$441,602	100.0%	100.0%	1.4%

			Gross Profit Percentage
	Nine Months Ended		Nine Months Ended		Percent
	September 30,		September 30,		Increase/(Decrease)
	2012	2011	2012	2011	2012 vs. 2011
	Dollars in thousands
Gross Profit:
Rail Products	$35,316	$41,291	12.7%	17.1%	(14.5)%
Construction Products	19,205	26,893	14.5	15.2	(28.6)
Tubular Products	11,135	6,144	30.4	25.4	81.2
LIFO Income/(Expense)	333	(1,140)	0.1	(0.3)	(129.2)
Other	(1,289)	(1,302)	(0.3)	(0.3)	(1.0)
Total Gross Profit	$64,700	$71,886	14.4%	16.3%	(10.0)%

			Percent of Total Net Sales
	Nine Months Ended		Nine Months Ended		Percent
	September 30,		September 30,		Increase/(Decrease)
	2012	2011	2012	2011	2012 vs. 2011
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$50,142	$47,897	11.2%	10.8%	4.7%
Amortization Expense	2,097	2,096	0.5	0.5	0.0
Interest Expense	405	443	0.1	0.1	(8.6)
Interest Income	(319)	(224)	(0.1)	(0.1)	42.4
Equity in Income of Nonconsolidated Investment	(643)	(570)	(0.1)	(0.1)	12.8
Loss/(Gain) on Foreign Exchange	457	(497)	0.1	(0.1)	(192.0)
Other Income	(453)	(822)	(0.1)	(0.2)	(44.9)
Total Expenses	51,686	48,323	11.5	10.9	7.0

Income from Continuing Operations Before Income Taxes	13,014	23,563	2.9	5.3	(44.8)
Income Tax Expense	4,892	7,313	1.1	1.7	(33.1)

Income from Continuing Operations	$8,122	$16,250	1.8%	3.7%	(50.0)%

First Nine months of 2012 Compared to First Nine months of 2011 – Company Analysis

Income from continuing operations for the first nine months of 2012 was $8.1 million, or $0.80 per diluted share, which compares to income from continuing operations for the 2011 period of $16.3 million, or $1.57 per diluted share.    Included in our 2012 and 2011 year-to-date results were charges related to concrete ties manufactured at our Grand Island, NE facility of $22.0 million and $5.2 million, respectively.  Included within gross profit in the 2011 period was a nonrecurring increase in cost of goods sold of approximately $2.5 million related to the recognition of the inventory step-up to fair value from our 2010 acquisition of Portec Rail Products, Inc.

Approximately $1.3 million of the total $2.2 million of increased selling and administrative expenses in 2012 was for concrete tie testing expenses associated with the UPRR product warranty claim.  The remainder of the increase over 2011 was due primarily to employee salary and benefit expenses and favorable adjustments to bad expense from accounts previously written off as uncollectible.  These increases were partially offset by a reversal of $1.2 million in incentive compensation expense caused by the impact of the product warranty charge on plan performance conditions.  Foreign currency hedge settlements and fluctuations in the exchange rate for the US Dollar resulted in our recognizing foreign exchange losses during the current quarter compared to foreign exchange gains in the prior year quarter.  We recognized decreased gains of approximately $0.3 million in 2012 related to the operating lease associated with our former Houston, TX threading facility due to our move to Magnolia, TX.  This amount was recorded within “Other Income”.

The effective income tax rate from continuing operations for the first nine months of 2012 was 37.6% compared to 31.0% in the prior year period.    The increase in the Company's effective income tax rate is due to a reduction in 2012 Canadian research and development credits as well as the receipt of state tax refunds in 2011.

Results of Continuing Operations – Segment Analysis

Rail Products

	Nine Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$278,993	$241,016	$37,977	15.8%

Gross Profit	$35,316	$41,291	$(5,975)	(14.5)%
Gross Profit Percentage	12.7%	17.1%	(4.5)%	(26.1)%

First Nine months of 2012 Compared to First Nine months of 2011

The growth leaders in our Rail Products segment were our rail distribution and CXT concrete tie divisions, while our Rail Technologies businesses reported flat year over year sales.  The growth in our rail distribution business came from improved sales pricing from a shift in product mix toward premium rail and volumes.  Our two concrete tie plants continue to deliver volume growth, surpassing sales levels even from the 2010 period when we operated three plants.  Finally, decreased volumes reported by our Canadian track components business was mitigated by improved volumes at our United Kingdom friction management business.

Warranty charges in the 2012 period totaling $22.0 million and closure-related and warranty charges totaling $5.2 million in the 2011 period related to our Grand Island, NE concrete tie facility adversely impacted our Rail Products segment gross profit.  In addition, 2011 gross profit was unfavorably impacted by a nonrecurring increase in cost of goods sold of approximately $2.5 million related to recognition of the remaining portion of the inventory step-up to fair value from our allocation of Portec Rail’s purchase price.   Without these charges, our gross profit margins would have been 20.5% and 20.3% for the nine-month periods ended September 30, 2012 and 2011, respectively.

We believe this illustrates that the underlying operations of our Rail Products divisions are strong.  We also believe that reasonable carload and intermodal rail traffic, robust railroad financial results and strong spending by the Class 1 Railroads bode well for continued strong results into 2013 for our Rail Products segment.

Construction Products

	Nine Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$132,173	$176,404	$(44,231)	(25.1)%

Gross Profit	$19,205	$26,893	$(7,688)	(28.6)%
Gross Profit Percentage	14.5%	15.2%	(0.7)%	(4.7)%

First Nine months of 2012 Compared to First Nine months of 2011

Entering 2012 with a lower backlog of business as well as booking fewer new orders in 2012 than the comparable prior period resulted in lower sales volumes for our piling division.  Even with these volume reductions, our piling division was able to maintain its period over period gross profit margins.  The remainder of our Construction Products divisions experienced market driven, volume related sales and gross profit declines.

We expect our Construction Products segment to be challenged into 2013 by continued softness in the construction markets in which we participate.

Tubular Products

	Nine Months Ended		Increase/	Percent
	September 30,		(Decrease)	Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$36,651	$24,182	$12,469	51.6%

Gross Profit	$11,135	$6,144	$4,991	81.2%
Gross Profit Percentage	30.4%	25.4%	5.0%	19.6%

First Nine months of 2012 Compared to First Nine months of 2011

Strong demand driven by the energy markets served by our Birmingham, AL coating facility led the robust sales growth in our Tubular Products segment.  This facility added a second shift during the third quarter of 2012 to satisfy this demand.  Our fully operational threaded products division in Magnolia, TX, benefitted, albeit to a lesser extent, from improved demand in the agriculture markets.  Growth in gross profit is due to the volume increases reported by both divisions.

While we expect continued growth in the oil & gas and water well application end markets through the end of 2012 and into 2013, we do not anticipate this growth to continue at the 2012 growth rate.

Liquidity and Capital Resources

Our capitalization is as follows:

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
Debt:	Dollars in millions
Capital leases	$0.4		$1.5
IDSI acquisition notes	-		0.9
Total Debt	0.4	0.1%	2.4	0.9%

Equity	281.4	99.9%	269.8	99.1%

Total Capitalization	$281.8	100.0%	$272.2	100.0%

Our need for liquidity relates primarily to seasonal working capital requirements for continuing operations, capital expenditures, joint venture capital obligations, strategic acquisitions, debt service obligations, share repurchases and dividends.

The following table summarizes the year-to-date impact of these items:

	September 30,
	2012	2011
Liquidity needs:	In millions
Working capital and other assets and liabilities	$15.3	$(13.6)
Capital expenditures	(6.3)	(8.0)
Other long-term debt repayments	(2.0)	(2.0)
Common stock purchases	-	(6.5)
Dividends paid to shareholders	(0.8)	(0.8)
JV capital contributions	-	(0.6)
Acquisitions	-	(9.0)
Cash interest paid	(0.3)	(0.4)
Net liquidity requirements	5.9	(40.9)

Liquidity sources:
Internally generated cash flows before interest paid	9.6	24.7
Equity transactions	0.2	0.5
Foreign exchange effects	1.3	(1.3)
Net liquidity sources	11.1	23.9

Discontinued operations	9.9	(0.7)

Net Change in Cash	$26.9	$(17.7)

Cash Flow from Continuing Operating Activities

During the current 2012 period, cash flows from continuing operations provided  $24.6 million, an improvement of $14.0 million compared to the 2011 period.  For the nine months ended September 30, 2012, income and adjustments to income from continuing operations provided $9.3 million compared to income and adjustments to income from continuing operations providing $24.3 million in the 2011 period.  Working capital and other assets and liabilities provided $15.3 million compared to working capital and other assets and liabilities using $13.6 million in the prior year.

Cash Flow from Continuing Investing Activities

Capital expenditures were $6.3 million for the first nine months of 2012 compared to $8.0 million for the same 2011 period.    Current period expenditures were primarily used for our Burnaby, British Columbia, Canada facility, moving our threaded products operations, other yard upgrades and plant equipment.  We anticipate total capital spending in 2012 will range between $8.0 million and $9.0 million and will be funded by cash flow from operations.

In January 2011, we made our final, net payment of approximately $9.0 million for the remaining outstanding shares of common stock related to our 2010 acquisition of Portec Rail. We also contributed approximately $0.6 million in capital to our JV investment.

Cash Flow from Discontinued Operations

We sold our Shipping Systems Division on June 4, 2012 for $8.6 million and our Precise Structural Products business on August 30, 2012 for $2.6 million.  As part of these sales, we recognized a net pre-tax gain of $3.2 million which is included within cash flows used by discontinued operating activities.

Cash Flow from Financing Activities

While we did not purchase any common shares of the Company under our existing share repurchase authorization, we did repurchase 23,066 shares from employees and nonemployee directors to pay their withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards.

Financial Condition

As of September 30, 2012, we had approximately $100.7 million in cash and cash equivalents and a credit facility with $123.8 million of availability while carrying only $0.4 million in total debt.  As of September 30, 2012 we were in compliance with all of the Credit Agreement’s covenants.  We believe this capacity will afford us the flexibility to take advantage of both organic and external investment opportunities.

Included within cash and cash equivalents are investments in tax-free and taxable money market funds.  The money market funds include municipal bond issuances as the underlying securities as well as government agency obligations and corporate bonds.  Our priority continues to be short-term maturities and the preservation of our principal balances.  Approximately $37.3 million of our cash and cash equivalents was held in non-domestic bank accounts.  There are no material restrictions in converting those funds into other currencies and they are available to meet the liquidity needs of our foreign operations.

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

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances.  Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties.  As a result, actual results could differ from these estimates.  In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality.  Except for the previously disclosed warranty charges recorded during the second and third quarters of 2012, there have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2011.  For more information regarding the Company’s critical accounting policies, please see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit.  A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2011 is included in the “Liquidity and Capital Resources” section of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011.    These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.  There were no material changes to these arrangements during the nine-month period ended September 30, 2012.

Outlook

We believe that we are well positioned to benefit from strong rail and energy markets in which we participate but we continue to anticipate a weakened construction market into 2013.  We expect to generate cash flows from operations in excess of capital expenditures, scheduled debt service repayments, share repurchases and dividends.

Our CXT Rail operation is dependent on the UPRR for a significant portion of its business.  In connection with the 2005 award of a long-term concrete railroad tie supply agreement from the UPRR, CXT completed the construction of a new facility in Tucson, AZ on land we lease from UPRR.  Pursuant to the supply agreement, UPRR has agreed to purchase minimum annual quantities from the Tucson, AZ facility through 2012.  In connection with the progress we’ve made in moving toward resolution of the UPRR product warranty claims, more fully described in Note 14 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, the UPRR has verbally agreed to a new five year supply contract and a related extension to the lease through December 2017.

Class 1 Railroad capital spending is expected to remain strong through the end of 2012 and we anticipate reasonable carload and intermodal rail traffic, which bodes well for our rail business.  We were rewarded with our largest order ever ($60 million) for an elevated transit system in Honolulu, HI in May 2012 which we believe illustrates the strength in our underlying Rail Products operations.

Our tubular divisions end markets in oil & gas and water well applications are driven by energy and agriculture.  The growth in these two segments should continue into 2013, but at slower rates than we experienced during 2012.

We anticipate weak to slightly improving market conditions for our Construction Products segment.  Additionally, approximately 30 US states are projecting budget deficits in the current fiscal year that may present challenges to many of the end markets in which we sell that rely on state government funding.  Certain of our businesses sell to markets that rely heavily on spending authorized by the federal transportation funding bill, Moving Ahead for Progress in the 21st Century (MAP-21), enacted in July 2012.  This legislation authorized transportation spending over a two year period at levels similar to its predecessor bill, SAFETEA-LU.

Total Company backlog from continuing operations at September 30, 2012 was approximately $255.7 million and summarized by business segment in the following table for the periods indicated:

	Backlog
	September 30, 2012	December 31, 2011	September 30, 2011
	In thousands
Rail Products	$153,965	$66,434	$73,172
Construction Products	54,431	63,121	68,049
Tubular Products	17,342	10,784	6,313
Total Backlog from Continuing Operations	$225,738	$140,339	$147,534

As of September 30, 2012, we maintained a total product warranty reserve of approximately  $28.1 million for our estimate of all potential product warranty claims.  Of this total, $27.2 million reflects the current estimate of our exposure for product warranty claims from all customers who have notified us of problems related to our Grand Island, NE concrete tie production.  Included within this amount is the cumulative $22.0 million warranty charges recorded in 2012 associated with Grand Island concrete railroad ties.  While we believe this is a reasonable estimate of our potential contingencies related to identified concrete tie warranty matters for the affected customers, we may incur future charges associated with new customer claims or further development of information for existing customer claims.  Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on our results of operations and financial condition.

Forward-Looking Statements

This Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are statements that do not relate strictly to historical or current facts.  Sentences containing words such as “believes,” “intends,” “anticipates,” “expects,” or “will” generally should be considered forward-looking statements.  Forward-looking statements in this Form 10-Q may concern, among other things, the Company’s expectations regarding our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, potential impact of the UPRR claims, the Inspector General subpoena, results of operations, decisions to sell operating divisions, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties.  The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements.   Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: general business conditions, the availability of material from major suppliers, labor disputes, the impact of competition, variances in current accounting estimates and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements, outcome of political races, taxes, foreign currency fluctuations, inflation, the ultimate number of concrete ties that will have to be replaced pursuant to the product claims, and governmental regulations.  Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. These and other risks are more fully described in the “Risk Factors” Section of our Annual Report on Form 10-K and in our other periodic filings with the Securities and Exchange Commission. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

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

Foreign Currency Exchange Rate Risk

During the third quarter of 2012, the Company entered into commitments with notional amounts totaling approximately $3.2 million to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail products in the third quarter of 2012.  The receipt of Canadian funds did not occur when the Company expected and the Company needed to enter into another commitment to buy Canadian funds with notional amounts totaling approximately $3.4 million.  During the third quarter of 2012, the Company settled these contracts for a recognized loss of approximately $0.2 million.  This amount is included within “Other expense/(income)” in the Condensed Consolidated Statements of Operations.

During the third quarter of 2012, the Company entered into a new commitment with notional amounts totaling approximately $3.3 million to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail products in the fourth quarter of 2012.  The fair value of this instrument was a liability of less than $0.1 million as of September 30, 2012 and was recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheet.

Item 4. CONTROLS AND PROCEDURES

a)

L. B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

b)

There have been no changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 14, “Commitments and Contingent Liabilities,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. RISK FACTORS

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 15, 2012, which could materially affect our business, financial condition, financial results, or future performance. Reference is also made to Item 2 of the Quarterly Report on Form 10-Q.  The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition and/or results of operations.

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

Shifting federal, state and local regulatory policies impose risks on our operations.

We are subject to regulation from federal, state, local and foreign regulatory agencies.  We are required to comply with numerous laws and regulations and to obtain numerous authorizations, permits, approvals and certificates from governmental agencies.  Compliance with emerging regulatory initiatives, delays, discontinuations or reversals of existing regulatory policies in the markets in which we operate could have an adverse effect on our business, results of operations, cash flows and financial condition.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company’s purchases of equity securities for the three-month period ended September 30, 2012 were as follows:

				Approximate
			Total Number	Dollar
			of shares	Value of Shares
		Average	Purchased as	that May Yet Be
	Total Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans
	Purchased (1)	Share	or Programs	or Programs
July 1, 2012 - July 31, 2012	-	$-	-	$18,520,000
August 1, 2012 - August 31, 2012	-	-	-	18,520,000
September 1, 2012 - September 30, 2012	-	-	-	18,520,000
Total	-	$-	-	$18,520,000

(1)  On May 23, 2011, the Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common shares until December 31, 2013 at which time this authorization will expire.  The Company previously purchased 278,655 shares totaling approximately $6.5 million under this authorization.

Item 5.  OTHER INFORMATION

On October 25, 2012, the Board of Directors of the Company adopted an amendment to Section 2.05 of the Company’s Bylaws to clarify the procedures by which shareholders may nominate persons for election to the Board of Directors of the Company and/or propose other business to be considered by shareholders at future meetings of shareholders (the “Amendment”).

The foregoing description of the Amendment is qualified in its entirety by reference to the Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date: November 7, 2012	By: /s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer of Registrant)

Item 6. EXHIBITS

The Exhibits marked with an asterisk are filed herewith.  All exhibits are incorporated herein by reference:

*3.1                   Bylaws of the Registrant, as amended.

*10.1                 First Amendment to Credit Agreement.

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

***                    In accordance with SEC Release 33-8238, the certifications contained in Exhibits 32 are being furnished and not filed. In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections