Form 10-K
period 2012-12-31
FOSTER L B CO
filed 2013-03-08
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number 0-10436

L.B. FOSTER COMPANY

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  ☑  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes         ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $275,049,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2013
Common Stock, Par Value $0.01	10,158,447 shares

Documents Incorporated by Reference:

Portions of the Proxy Statement prepared for the 2013 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Forward-Looking Statements

This Form 10-K contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. Sentences containing words such as “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may concern, among other things, the Company’s expectations regarding our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, the outcome of the Inspector General subpoena, results of operations, decisions regarding our strategic growth strategies, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: general business conditions, a decrease in freight or passenger rail traffic, a lack of state or federal funding for new infrastructure projects, the availability of material from major suppliers, labor disputes, the impact of competition, variances in current accounting estimates and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements, taxes, foreign currency fluctuations, inflation, the ultimate number of concrete ties that will have to be replaced pursuant to product claims, and domestic and foreign governmental regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The forward looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.	BUSINESS

Summary Description of Businesses

Formed in 1902, L.B. Foster Company is a Pennsylvania corporation with its principal office in Pittsburgh, PA. L.B. Foster Company is a leading manufacturer, fabricator and distributor of products and services for the rail, construction, energy and utility markets. As used herein, “Foster” or the “Company” means L.B. Foster Company and its divisions and subsidiaries, unless the context otherwise requires. The Company classifies its activities into three business segments: Rail Products, Construction Products, and Tubular Products. Financial information concerning these segments is set forth in Part II, Item 8, Note 2 to the financial statements included herein, which is incorporated by reference into this Item 1.

During 2012, the Company changed the names of several of its subsidiary companies acquired in 2010 from Portec Rail Products, Inc. (Portec Rail) to L.B. Foster Rail Technologies. This change was made to more accurately brand the innovative unit and better represent its rail product development capabilities. The new naming structure brings added recognition to the Rail Technologies business. Included in the name changes were the following:

Kelsan Technologies Corp. was changed to L.B. Foster Rail Technologies, Corp.

Portec Rail Products, Inc. was changed to L.B. Foster Rail Technologies, Inc.

Portec Rail Products (UK) Limited was changed to L.B. Foster Rail Technologies (UK) Limited

Portec, Rail Products LTD was changed to L.B. Foster Rail Technologies Canada LTD.

As used herein, “Rail Technologies” means all of the subsidiary companies acquired from Portec Rail, including those listed above, unless the context otherwise requires.

During 2012, the Company sold the assets and liabilities of its railway securement business (Shipping Systems Division (SSD)), and its precise structural products business (Precise) and reclassified its Consolidated Financial Statements to present the results of these businesses as discontinued operations. Unless the context otherwise requires, this Annual Report on Form 10-K for the year ended December 31, 2012 relates only to the Company’s continuing operating activities.

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

For the construction industry, the Company sells steel sheet piling, H-bearing piling, pipe piling, and provides rental sheet piling for foundation requirements. In addition, Foster supplies precast concrete buildings, bridge decking, bridge railing, expansion joints and other products for highway construction and repair.

For tubular markets, the Company supplies pipe coatings for natural gas pipelines and utilities. The Company also produces threaded pipe products for industrial water well and irrigation markets.

Information concerning the Company’s liquidity and capital resources and the Company’s working capital requirements can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has a joint venture, L B Pipe & Coupling Products, LLC (JV), with L B Industries, Inc (LB Industries) and James Legg. The Company and LB Industries each have a 45% ownership interest in the JV. This JV manufactures, markets and sells various precision couplings and other products for the energy, utility and construction markets. More information concerning the JV is set forth in Part II, Item 8, Note 9 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 1.

The following table shows, for the last three fiscal years, the net sales generated by each of the current business segments as a percentage of total net sales.

	Percentage of Net Sales
	2012	2011	2010
Rail Products	63%	55%	45%
Construction Products	29	40	49
Tubular Products	8	5	6

	100%	100%	100%

RAIL PRODUCTS

L.B. Foster Company’s Rail Products segment is comprised of several manufacturing and distribution businesses that provide a variety of products for railroads, transit authorities, industrial companies and mining applications throughout North America and the United Kingdom. Our Rail Products segment has sales offices throughout the United States, Canada and the United Kingdom and frequently bids on rail projects where it can offer products manufactured by the Company or sourced from numerous suppliers. These products may be provided as a package to rail lines, transit authorities and construction contractors which reduces the customer’s procurement efforts and provides value added, just in time delivery. The segment is composed of the following business units: rail manufacturing and distribution, rail technology and concrete products.

The rail manufacturing and distribution business sells heavy and light new and used (relay) rail mainly to transit authorities, industrial companies, and rail contractors for railroad sidings, plant trackage, and other carrier and material handling applications. Rail accessories include trackwork, track spikes, bolts, angle bars and other products required to install or maintain rail lines. These products are sold to railroads, rail contractors, industrial customers, and transit agencies and are manufactured by the Company or purchased from other manufacturers. The Company produces rail anchors and track spikes at its manufacturing plant in St. Jean, Quebec, primarily for the Canadian railroads with some export sales. Through its United Kingdom subsidiary the Company also designs and manufactures a complete line of rail joints including the epoxy (glue) insulated rail joints, nylon-encapsulated insulated joints, and also distributes a complete line of track fasteners to the United Kingdom railways and to international customers.

The Company’s Allegheny Rail Products (ARP) division engineers and markets insulated rail joints and related accessories for the railroad and mass transit industries. Insulated joints are manufactured at the Company’s facilities in Pueblo, CO and Niles, OH.

The Company’s Transit Products division supplies power rail, direct fixation fasteners, coverboards and special accessories primarily for mass transit systems. Most of these products are manufactured by subcontractors and are usually sold by sealed bid to transit authorities or to rail contractors worldwide.

The Company’s Trackwork division sells new and relay trackwork for industrial and export markets. The Company also has two facilities that design, test and fabricate rail products in Atlanta, GA and Niles, OH.

The rail technology business engineers, manufactures and assembles friction management products, railway wayside data collection and management systems and related products. It also engineers and manufactures stick friction modifiers and related application systems. The Company’s friction management division provides products and services that control the friction at the rail/wheel interface, helping to lower fuel usage and improve train-operating efficiency, extend the life of operating assets such as rail and wheels, reduce track stresses and lower related maintenance and operating costs for customers. Friction management products include mobile and wayside application systems that distribute lubricants and solid and liquid friction modifiers. Friction management products also include a variety of field service and support capabilities including remote performance monitoring for wayside and mobile units. Friction management products are designed, engineered, manufactured and assembled in the United States and by certain wholly-owned subsidiaries located in Montreal, Quebec, and Burnaby, British Columbia, Canada and in Sheffield, United Kingdom.

The concrete products business, through the Company’s subsidiary, CXT Incorporated, manufactures engineered concrete railroad ties for the railroad and transit industries at its facilities in Spokane, WA and Tucson, AZ.

CONSTRUCTION PRODUCTS

The Construction products segment is composed of the following business units: piling, fabricated products, and precast concrete buildings.

Sheet piling products are interlocking structural steel sections that are generally used to provide lateral support at construction sites. Bearing piling products are steel H-beam sections which, in their principal use, are driven into the ground for support of structures such as bridge piers and high-rise buildings. Piling is often used in water and land applications including cellular coffer dams and open cell structures in inner river systems and ports.

Piling products are sourced from various manufacturers and either sold or rented to project owners and contractors. The piling division, via a sales force deployed throughout the United States, markets and sells piling domestically and internationally. This division offers its customers various types and dimensions of structural beam piling, sheet piling, and pipe piling. The Company is the primary distributor of domestic steel sheet piling for its primary supplier.

The fabricated products unit manufactures a number of fabricated steel and aluminum products primarily for the highway, bridge and transit industries including grid reinforced concrete deck and open steel grid flooring systems, guardrails, and expansion joints.

The CXT concrete buildings unit manufactures concrete buildings for national, state and municipal parks. This unit manufactures restrooms, concession stands and other protective storage buildings available in multiple designs, textures and colors. The Company is a leading high-end supplier in terms of volume, product options and capabilities. The buildings are manufactured in Spokane, WA and Hillsboro, TX.

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

The coated pipe unit, located in Birmingham, AL, coats the outside diameter and, to a lesser extent, the inside diameter of pipe primarily for oil & gas transmission pipelines. The coated pipe division partners with its primary customer, a pipe manufacturer, to market fusion bonded epoxy coatings, abrasion resistant coatings and internal linings for a wide variety of pipe diameters for pipeline projects throughout North America.

The threaded products unit, located in Magnolia, TX, cuts, threads and paints pipe primarily for water well applications for the agriculture industry and municipal water authorities.

JOINT VENTURE

In May 2009, the Company completed the formation of a joint venture with LB Industries and James Legg for a period of 9.5 years. The Company and LB Industries each have a 45% ownership interest in the JV, L B Pipe & Coupling Products, LLC. The Company has made all of its mandatory capital contributions under the JV agreement, totaling $3.0 million.

The JV commenced operations in 2010 and manufactures, markets and sells precision couplings and various products for the energy, utility and construction markets.

MARKETING AND COMPETITION

L.B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States, Canada and the United Kingdom through a sales force of approximately 70 people. The Company also utilizes a network of agents across Europe, South America and Asia to supplement its internal sales force to reach current customers and cultivate potential customers in these areas. The Company maintains 15 sales offices and 19 warehouses, plant and yard facilities located throughout United States, Canada and the United Kingdom. For the years ended 2012, 2011 and 2010, approximately 18%, 16% and 5%, respectively, of the Company’s total sales were outside the United States.

The major markets for the Company’s products are highly competitive. Product availability, quality, service and price are principal factors of competition within each of these markets. No other company provides the same product mix to the various markets the Company serves. There are one or more companies that compete with the Company in each product line, however. Therefore, the Company faces significant competition from different groups of companies.

During 2012 and 2010 no single customer accounted for more than 10% of the Company’s consolidated net sales. In 2011, one customer accounted for approximately 10% of consolidated net sales. Sales to this customer were recorded in the Rail Products and Construction Products segments and were approximately $58.7 million during 2011.

RAW MATERIALS AND SUPPLIES

Most of the Company’s inventory is purchased in the form of finished or semi-finished product. The Company purchases most of its inventory from domestic and foreign steel producers. The Company has an agreement with a steel mill to distribute steel sheet piling in North America. The Company also purchases cement and aggregate used in its concrete railroad tie and precast concrete building businesses from various suppliers.

The Company’s purchases from foreign suppliers are subject to the usual risks associated with changes in international conditions and to United States laws which could impose import restrictions on selected classes of products and for anti-dumping duties if products are sold in the United States below certain prices.

BACKLOG

The dollar amount of firm, unfilled customer orders at December 31, 2012 and 2011 by business segment is as follows:

	December 31,
	2012	2011
	In thousands
Rail Products	$140,592	$66,434
Construction Products	59,239	63,121
Tubular Products	11,087	10,784

Total from Continuing Operating Activities	$210,918	$140,339

Approximately 3% of the December 31, 2012 backlog is related to projects that will extend beyond 2013.

RESEARCH AND DEVELOPMENT

Expenditures for research and development totaled $2.9 million, $1.9 million and $0.3 million in 2012, 2011 and 2010, respectively. These expenditures were predominately associated with the Company’s friction management and railroad monitoring system products.

PATENTS AND TRADEMARKS

The Company owns a number of United States, Canadian and international patents and trademarks. The Company has several patents on its rail technologies products, such as the Protector® IV application system, along with a significant number of patents related to its friction modifier product lines at L.B. Foster Rail Technologies, Corp., which are of material importance to the business as a whole. We believe that, in the aggregate, our patents and trademarks give us a competitive advantage. We also rely on a combination of trade secrets and other intellectual property laws, non-disclosure agreements and other protective measures to establish and protect our proprietary rights in intellectual property.

ENVIRONMENTAL DISCLOSURES

It is not possible to predict the outcome of actions regarding environmental matters, particularly for future remediation and other compliance efforts. The Company has recorded its estimate of the outcome of certain environmental matters. In the opinion of management, compliance with environmental protection laws will not have a material adverse effect on the financial condition, competitive position, or capital expenditures of the Company. However, the Company’s efforts to comply with stringent environmental regulations may have an adverse effect on the Company’s future earnings.

See Item 3, Legal Proceedings included herein, for information regarding the Company’s environmental reserves which is incorporated by reference into this Item I.

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 2012, the Company had approximately 820 employees, 120 of whom were located in Canada, 60 of whom were located in the United Kingdom, with the remaining employees located in the United States. There were approximately 400 hourly production workers and 420 salaried employees. Of these hourly production workers, approximately 190 are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

Substantially all of the Company’s hourly paid employees are covered by one of the Company’s noncontributory, defined benefit plans or defined contribution plans. Substantially all of the Company’s salaried employees are covered by defined contribution plans.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information concerning information about geographic areas is set forth in Part II, Item 8, Note 2 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 1.

FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information concerning information about segments is set forth in Part II, Item 8, Note 2 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 1.

AVAILABLE INFORMATION

The Company makes certain filings with the Securities and Exchange Commission (SEC), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge through its website, www.lbfoster.com, as soon as reasonably practicable after they are filed with the SEC. These filings are also available at the SEC’s Public Reference Room at 100 F Street N.E. Washington, D.C. 20549 or by calling 1-800-SEC-0330. These filings are also available on the internet at www.sec.gov. The Company’s press releases and recent investor presentations are also available on its website.

ITEM 1A.	RISK FACTORS

Risks and Uncertainties

We intend to pursue acquisitions, joint ventures and strategic alliances that involve a number of inherent risks, any of which may cause us not to realize anticipated benefits.

We evaluate acquisition opportunities that have the potential to support and strengthen our business. We can give no assurances that any opportunities will arise or, if they do, that they will be consummated or that financing will be available. In addition, acquisitions involve inherent risks that the acquired business will not perform in accordance with our expectations. We may not be able to achieve the synergies and other benefits we expect from the integration as successfully or rapidly as projected, if at all. Our failure to integrate newly-acquired operations could prevent us from realizing our expected rate of return on an acquired business and could have a material or adverse effect on our results of operations and financial condition.

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

Our business operates in highly competitive industries.

We face strong competition in each of the markets in which we participate. A slow response to competitor pricing actions and new competitor entries into our product lines could negatively impact our overall pricing. Efforts to improve pricing could negatively impact our sales volume in all product categories. Significant negative developments in these areas could adversely affect our financial results and condition.

If we are unable to protect our intellectual property and prevent its improper use by third parties, our ability to compete may be harmed.

The Company owns a number of patents and trademarks under the intellectual property laws of the United States, Canada, the United Kingdom and other countries where product sales are possible. However, the Company has not perfected patent and trademark protection of our proprietary intellectual property for all products in all countries. The decision not to obtain patent and trademark protection in other countries may result in other companies copying and marketing products that are based upon the Company’s proprietary intellectual property. This could impede growth into new markets where the Company does not have such protections and result in a greater supply of similar products in such markets, which in turn could result in a loss of pricing power and reduced revenue for the Company.

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

The Company’s CXT concrete rail products division and ARP division are dependent on the Union Pacific Railroad (UPRR) for a significant portion of their business.

An adverse outcome in any pending or future litigation or pending or future warranty claim against the Company or its subsidiaries or our determination that a customer has a substantial product warranty claim could negatively impact our financial results and/or our financial condition.

The Company is party from time to time to various legal proceedings. In addition, from time to time our customers assert claims against us relating to the warranties which apply to products we sell. There is the potential that a result materially adverse to us or our subsidiaries in pending or future legal proceedings or pending or future product warranty claims could materially exceed any accruals we have established and adversely affect our financial results and/or financial condition. With respect to product warranty claims, no assurances can be given that our current estimate of the number of defective concrete ties that need to be replaced will not increase and result in our having to take additional charges, which could have a material adverse affect on our financial statements, results of operations, liquidity and capital resources.

A portion of our sales are derived from our international operations, which exposes us to certain risks inherent in doing business on an international level.

Doing business outside the United States subjects the Company to various risks, including changing economic, climate and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Increasing sales to foreign countries exposes the Company to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. The Company has little control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter its business practices in time to avoid the adverse effect of any of these possible changes.

Certain segments of our business depend on a small number of suppliers. The loss of any such supplier could have a material adverse effect on our business, financial condition and result of operations.

In our rail and piling distributed products businesses, we rely on a limited number of suppliers for key products that we sell to our customers. No assurances can be given that a significant downturn in the business of one or more of these suppliers, a disruption in their manufacturing operations, an unwillingness to continue to sell to us or a disruption in the availability of existing and new piling and rail products would not adversely impact our financial results.

Fluctuations in the price, quality and availability of the primary raw materials used in our business could have a material adverse effect on our operations and profitability.

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

Our joint venture may require us to make future capital commitments that may be burdensome or have a material adverse effect on our operations and profitability.

Our joint venture manufactures, markets and sells various precision couplings and other products for the energy, utility and construction markets. Under the JV agreement, we were required to make certain capital contributions. No assurances can be given that additional capital contributions will not be required or that the JV will perform in accordance with our expectations.

Labor disputes may have a material adverse effect on our operations and profitability.

Four of the Company’s manufacturing facilities are staffed by employees represented by labor unions. The approximately 190 employees employed at these facilities are currently working under three separate collective bargaining agreements.

These collective bargaining agreements forbid the respective labor organizations from endorsing any work stoppage during the life of the agreements.

Future climate change regulation could result in increased operating costs, affecting the demand for our products or the ability of our critical suppliers to meet our needs.

A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change including pending U.S. legislation that, if enacted, would limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other things. In addition, the U.S. Environmental Protection Agency has for the first time required large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions. The potential impact, both positive and negative, of future climate change legislation, regulation and international treaties and accords is uncertain, given that these regulatory mechanisms may be either voluntary or legislated and may impact our operations directly or indirectly through our suppliers or customers.

Our future performance and market value could cause future write-downs of intangible assets in future periods.

The Company is required under generally accepted accounting principles to review its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered to be a change in circumstances indicating that the carrying value of the Company’s intangible assets may not be recoverable include, but are not limited to, a decline in stock price and market capitalization, a significant decrease in the market value of an asset or a significant decrease in operating or cash flow projections. No assurances can be given that the Company will not be required to record a significant adverse charge to earnings during the period in which any impairment of its goodwill or intangible assets occurs.

We may not foresee or be able to control certain events that could adversely affect our business.

Unexpected events including fires or explosions at our facilities, natural disasters, armed conflicts, unplanned outages, equipment failures, failure to meet product specifications, or a disruption in certain of our operations may cause our operating costs to increase or otherwise impact our financial performance.

Shifting federal, state, local and foreign regulatory policies impose risks to our operations.

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

The location and general description of the principal properties which are owned or leased by L.B. Foster Company, together with the segment of the Company’s business using such properties, are set forth in the following table:

Location	Function	Acres	Business Segment	Lease Expiration
Bedford, PA	Bridge component fabricating plant.	10	Construction	Owned
Birmingham, AL	Pipe coating facility.	32	Tubular	2017
Columbia City, IN	Rail processing facility and yard storage.	22	Rail	Owned
Hillsboro, TX	Precast concrete facility.	9	Construction	Owned
Leicester, United Kingdom	Material handling manufacturing plant.	N/A	Rail	2014
Magnolia, TX	Threading facility and joint venture manufacturing facility.	35	Tubular	Owned
Niles, OH	Rail fabrication. Yard storage.	35	Rail	Owned
Burnaby, British Columbia, Canada	Friction management products plant.	N/A	Rail	2021
Petersburg, VA	Piling storage facility.	48	Construction	Owned
Pueblo, CO	Rail joint manufacturing.	9	Rail	Owned
Saint-Jean-sur-Richelieu, Quebec, Canada	Rail anchors and track spikes manufacturing plant.	17	Rail	Owned
Sheffield, United Kingdom	Track component and friction management products facility.	N/A	Rail	2019
Spokane, WA	CXT concrete tie plant.	13	Rail	2015
Spokane, WA	Precast concrete facility.	5	Construction	2015
Tucson, AZ	CXT concrete tie plant.	19	Rail	2017

Included in the table above are certain facilities leased by the Company for which there is no acreage included in the lease. For these properties a “N/A” has been included in the “Acres” column.

Including the properties listed above, the Company has a total of 15 sales offices, including its headquarters in Pittsburgh, PA and 19 warehouses, plant and yard facilities located throughout the United States, Canada and United Kingdom. The Company’s facilities are in good condition.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not subject to any material environmental or legal proceedings. As of December 31, 2012 and 2011, the Company maintained environmental and litigation reserves approximating $2.1 million and $2.2 million, respectively. Additional information regarding the Company’s other commitments and contingencies is set forth in Part II, Item 8, Note 21 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

This item is not applicable to the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is set forth below.

Name	Age	Position
Robert P. Bauer	54	President and Chief Executive Officer
Merry L. Brumbaugh	55	Vice President — Tubular Products
Joseph S. Cancilla	47	Vice President, General Counsel and Secretary
Samuel K. Fisher	60	Vice President — Rail Distribution
Donald L. Foster	57	Senior Vice President — Construction Products
Kevin R. Haugh	56	Vice President — Concrete Products
John F. Kasel	47	Senior Vice President — Rail Products
Brian H. Kelly	53	Vice President — Human Resources and Administration
Gregory W. Lippard	44	Vice President — Rail Sales and Products
Konstantinos Papazoglou	60	Vice President — Rail Technologies
David J. Russo	54	Senior Vice President, Chief Financial Officer and Treasurer
David R. Sauder	42	Vice President — Global Business Development
Christopher T. Scanlon	37	Controller and Chief Accounting Officer

Mr. Bauer was elected President and Chief Executive Officer upon joining the Company in February 2012. Prior to joining the Company, Mr. Bauer previously served from June 2011 as President of the Refrigeration Division of the Climate Technologies business of Emerson Electric Co., a diversified global manufacturing and technology company. From January 2002 until May 2011, Mr. Bauer served as President of Emerson Network Power’s Liebert Division.

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

Mr. Fisher’s title was changed to Vice President — Rail Distribution effective January 2011, as part of organizational changes within the Rail Products segment, having previously served as Senior Vice President — Rail since October 2002. From June 2000 until October 2002, Mr. Fisher served as Senior Vice President — Product Management. From October 1997 until June 2000, Mr. Fisher served as Vice President — Rail Procurement. Prior to October 1997, Mr. Fisher served in various other capacities with the Company since his employment in 1977.

Mr. Foster was elected Senior Vice President — Construction Products in February 2005, after having served as Vice President — Piling Products since November 2004 and General Manager of Piling since September 2004. Prior to joining the Company, Mr. Foster was President of Metalsbridge. He served U.S. Steel Corporation as an officer from 1999 to 2003. During that time, Mr. Foster functioned as Vice President International, President of UEC Technologies and President, United States Steel International, Inc.

Mr. Haugh was elected Vice President — CXT Concrete Products in March 2008 after joining the organization in February 2008. Prior to joining the Company, Mr. Haugh served as Executive Vice President of CANAC, Inc., a subsidiary of Savage Services, and Senior Vice President of Savage Services from 2001 to 2008. His career also included President of Railserve, Inc. prior to 2001.

Mr. Kasel was elected Senior Vice President — Rail Products in August 2012 having previously served as Senior Vice President — Operations and Manufacturing since May 2005 and Vice President — Operations and Manufacturing since April 2003. Mr. Kasel served as Vice President of Operations for Mammoth, Inc., a Nortek company from 2000 to 2003. His career also included General Manager of Robertshaw Controls and Operations Manager of Shizuki America prior to 2000.

Mr. Kelly was elected Vice President — Human Resources and Administration in August 2012 having previously served as Vice President, Human Resources since October 2006 after joining the organization in September 2006. Prior to joining the Company, Mr. Kelly headed Human Resources for 84 Lumber Company from June 2004. Previously, he served as a Director of Human Resources for American Greetings Corp. from June 1994 to June 2004, and he began his career with Nabisco in 1984, serving in progressively responsible generalist human resources positions in both plants and headquarters.

Mr. Lippard was elected Vice President — Rail Sales and Products in August 2012 having previously served as Vice President — Rail Product Sales since June 2000. Prior to re-joining the Company in 2000, Mr. Lippard served as Vice President — International Trading for Tube City, Inc. from June 1998. Mr. Lippard served in various other capacities with the Company since his initial employment in 1991.

Mr. Papazoglou was elected Vice President — Rail Technologies in August 2012 having previously served as Vice President — Friction Management since March 2011. Prior to joining the Company in December 2010, Mr. Papazoglou served as Executive Vice President and Chief Operating Officer for Portec Rail Products, Inc. from October 2006. Mr. Papazoglou served in various other capacities with Portec since his initial employment in 1978.

Mr. Russo is the Senior Vice President, Chief Financial Officer and Treasurer having resigned as Chief Accounting Officer in August 2012 upon the appointment of Mr. Scanlon as Controller and Chief Accounting Officer in August 2012. Mr. Russo was previously elected Senior Vice President, Chief Financial and Accounting Officer and Treasurer in March 2010 having served previously as Senior Vice President, Chief Financial Officer and Treasurer since December 2002. From July 2002 to December 2002, Mr. Russo served as Vice President and Chief Financial Officer. Mr. Russo was Corporate Controller of WESCO International Inc. from 1999 until joining the Company in 2002. Prior to 1999, Mr. Russo also served as Corporate Controller of Life Fitness Inc.

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

Mr. Scanlon was elected Controller and Chief Accounting Officer in August 2012 after joining the organization in July 2012. Prior to joining the Company, Mr. Scanlon served as the Online Higher Education Division Controller of Education Management Corporation from November 2009 to July 2012. Mr. Scanlon served as Manager of Central Accounting Services for Bayer Corporation, from May 2007 until November 2009. From April 2005 until May 2007, Mr. Scanlon served as a financial reporting analyst for Respironics, Inc.

Officers are elected annually at the organizational meeting of the Board of Directors following the annual meeting of stockholders.

Code of Ethics

L.B. Foster Company has a legal and ethical conduct policy applicable to all directors and employees, including its Chief Executive Officer, Chief Financial Officer and Controller. This policy is posted on the Company’s website, www.lbfoster.com. The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its policy by posting such information on the Company’s website.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market Information

The Company had 459 common shareholders of record on February 18, 2013. Common stock prices are quoted daily through the NASDAQ Global Select Market quotation service (Symbol: FSTR). The quarterly high and low bid price quotations for common shares (which represent prices between broker-dealers and do not include markup, markdown or commission and may not necessarily represent actual transactions) follow:

	2012			2011
Quarter	High	Low	Dividends	High	Low	Dividends
First	$33.66	$27.49	$0.025	$43.15	$37.76	$0.025
Second	29.29	25.38	0.025	43.58	30.22	0.025
Third	35.27	27.83	0.025	38.44	16.94	0.025
Fourth	43.45	32.34	0.025	30.18	21.02	0.025

Dividends

The Company’s credit facility permits it to pay dividends and distributions and make redemptions with respect to its stock providing no event of default or potential default (as defined in the facility agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Dividends, distributions, and redemptions are capped at $15.0 million per year when funds are drawn on the facility. If no drawings on the facility exist, dividends, distributions, and redemptions in excess of $15.0 million per year are subjected to a limitation of $75.0 million in the aggregate over the life of the facility. The $75.0 million aggregate limitation also includes certain loans, strategic investments, and acquisitions.

In February 2013, the Company’s Board of Directors authorized an increase to the regular quarterly dividend to $0.03 beginning in 2013.

Performance Graph

Prior to 2012, the Company’s old peer group (Old Peer Group) consisted of Michael Baker Corp., AM Castle & Co., Greenbrier Cos., Inc., Northwest Pipe Co., Texas Industries Inc. and Westinghouse Air Brake Technologies Corporation (Wabtec Corporation). The Company’s Old Peer Group was established by selecting similar companies in the rail, construction and steel industries. In 2012, the Company changed its peer group to align it with the Company’s comparator group as used by the Company’s compensation committee to evaluate the Company’s compensation practices.

The Company’s new peer group (New Peer Group) is composed of Greenbrier Cos., Inc., AM Castle & Co., CIRCOR International, Inc., DXP Enterprises, Inc., Olympic Steel Inc., Alamo Group, Inc., Haynes International Inc., American Railcar Industries, Inc., Sterling Construction Co. Inc., Lawson Products Inc., RBC Bearings Inc., NN Inc., Houston Wire & Cable Company, Insteel Industries Inc., Skyline Corp. and Synalloy Corp.

The following tables compare total shareholder returns for the Company over the last five years to the NASDAQ Composite Index and the Company’s Old and New Peer Groups assuming a $100 investment made on December 31, 2007. Each of the four measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among L.B. Foster Company, the NASDAQ Composite Index,

Old Peer Group, and New Peer Group

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/07	12/08	12/09	12/10	12/11	12/12
L.B. Foster Company	$100.00	$60.47	$57.63	$79.14	$54.87	$84.52
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
Old Peer Group	100.00	75.02	76.90	97.12	100.10	125.40
New Peer Group	100.00	53.77	62.31	89.78	84.18	93.97

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Number of securities remaining
	Number of securities		available for future issuance
	to be issued upon	Weighted-average	under equity compensation
	exercise of	exercise price of	plans (excluding securities
	outstanding options,	outstanding options,	to be issued upon exercise of
Plan Category	warrants and rights	warrants and rights	outstanding options, warrants or rights)
Equity compensation plans approved by shareholders	22,500	$10.41	561,655
Equity compensation plans not approved by shareholders	—	—	—

Total	22,500	$10.41	561,655

Under the 2006 Omnibus Incentive Plan, non-employee directors are automatically awarded up to 3,500 shares of the Company’s common stock as determined by the Board of Directors at each annual shareholder meeting at which such non-employee director is elected or re-elected, commencing May 24, 2006. Through December 31, 2012, there were 90,500 fully vested shares issued under the 2006 Omnibus Incentive Plan to non-employee directors. Additionally, pursuant to the 2006 Omnibus Incentive Plan, during 2012 and 2011, the Company issued to its officers approximately 34,000 and 20,000, respectfully, fully-vested shares in lieu of a cash payment earned under separate three year incentive plans.

The Company will repurchase shares of restricted stock when issued to pay for withholding taxes. During 2012, 2011 and 2010, the Company repurchased 23,562, 5,813 and 493 shares, respectively, for this purpose. These shares were repurchased for approximately $0.6 million, $0.2 million and less than $0.1 million in 2012, 2011 and 2010, respectively.

Issuer Purchases of Equity Securities

The Company’s purchases of equity securities for the three-month period ended December 31, 2012 were as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 — October 31, 2012	—	$—	—	$18,520,000
November 1, 2012 — November 30, 2012	—	—	—	18,520,000
December 1, 2012 — December 31, 2012	—	—	—	18,520,000

Total	—	$—	—	$18,520,000

(1)	On May 23, 2011, the Board of Directors authorized the repurchase of up to $25.0 million of the Company’s common shares until December 31, 2013. The Company did not purchase any of its equity securities, under this authorization, during 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been reclassified for comparative purposes to conform to the presentation of discontinued operations in the current year period. In 2012, the Company sold substantially all of the assets and liabilities of its railway securement business, SSD, and its precise structural products business, Precise.

	Year Ended December 31,
Income Statement Data	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)
	All amounts are in thousands, except per share data
Net sales	$588,541	$575,337	$467,058	$392,071	$527,873

Operating profit	$22,657	$30,812	$31,217	$22,853	$37,698

Income from continuing operations, net of tax	$14,764	$22,067	$20,006	$14,799	$26,752
Income from discontinued operations, net of tax	1,424	828	486	928	994

Net income	$16,188	$22,895	$20,492	$15,727	$27,746

Basic earnings per common share:
Continuing operations	$1.46	$2.16	$1.96	$1.46	$2.51
Discontinued operations	0.14	0.08	0.05	0.09	0.09

Basic earnings per common share	$1.60	$2.24	$2.01	$1.55	$2.60

Diluted earnings per common share:
Continuing operations	$1.44	$2.14	$1.93	$1.44	$2.47
Discontinued operations	0.14	0.08	0.05	0.09	0.09

Diluted earnings per common share	$1.58	$2.22	$1.98	$1.53	$2.57

Dividends Paid Per Common Share	$0.10	$0.10	$—	$—	$—

Operating profit represents the gross profit less selling and administrative expenses and amortization expense.

(1)	2012 includes a pre-tax gain of $3,193 from the dispositions of SSD and Precise in income from discontinued operations, net of tax. More information about the dispositions of SSD and Precise can be found in Part II, Item 8, Note 4 to the consolidated financial statements included herein, which is incorporated by reference into this Part II, Item 6.

(2)	2011 includes a pre-tax gain of $577 associated with the early termination of the operating lease associated with the Company’s sale-leaseback transaction for our threaded products facility, formerly located in Houston, TX.

(3)	2010 includes the results of Rail Technologies, which was acquired on December 15, 2010. More information about the results of Rail Technologies included in 2010 can be found in Part II, Item 8, Note 3 to the consolidated financial statements included herein.

(4)	2009 includes a pre-tax gain of $1,194 associated with the sale of available-for-sale marketable securities.

(5)	2008 includes pre-tax gains of $2,022 associated with the receipt of escrow proceeds related to the prior year sale of the Company’s Dakota, Minnesota and Eastern Railroad investment and $1,486 from the Company’s sale-leaseback transaction.

	December 31,
Balance Sheet Data	2012	2011	2010	2009	2008
	In thousands
Total assets	$406,122	$379,894	$378,402	$331,594	$332,120
Working capital	184,423	155,261	142,303	210,332	202,264
Long-term debt	27	51	2,399	13,197	21,734
Stockholders’ equity	287,575	269,815	255,747	232,592	217,562

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

As more fully described below, in 2012 we worked with the Union Pacific Railroad (UPRR) to reach an agreement on a process to identify, prioritize and replace concrete railroad ties manufactured at our former Grand Island, NE facility which was closed in February 2011. As a result, in 2012 we:

•	Recorded pre-tax warranty charges of $22.0 million related to our estimate of the cost to replace defective concrete ties

•	Paid $12.0 million in cash to the UPRR as compensation for ties replaced by the UPRR during the investigation period

•	Executed a multi-year contract extension for the supply of concrete ties to the UPRR from our Tucson, AZ facility

During 2012, we changed the names of several of the subsidiary companies acquired from Portec Rail Products, Inc. (Portec Rail) to L.B. Foster Rail Technologies. This change was made to more accurately brand the innovative unit and better represent its rail product development capabilities. The naming structure brings added recognition to the new Rail Technologies business.

Finally in 2012, we sold the following businesses:

•	SSD for $8.6 million resulting in a pre-tax gain of $3.5 million

•	Precise for $2.6 million resulting in a pre-tax loss of $0.3 million

2012 Developments

In addition to the reported financial results for 2012, we took additional steps to strengthen our future position in the markets we serve.

•

Our operational excellence and continuous sustainable improvement programs are a cornerstone of our success. This year we reached a total of 173 employees that are CSI certified, and 15 employees that are now six-sigma certified.

•

We opened a new facility in Magnolia, TX to support our Threaded products business. The new facility is dramatically more efficient than the former facility and was immediately producing high quality products.

•	The Company set another record for safety performance reducing the number of recordable incidents in our factories over last year.

•

We reorganized our rail business under the leadership of John Kasel, Sr. VP Rail Business. Combining the strengths of our businesses will lead to an organization that’s focused on innovation and can better serve the customer. We are creating a unified strategy to serve the rail industry that will leverage our brand strengths and engineering capability.

•	International sales have reached 18% of total sales as we expand in markets that can bring growth opportunities and new customers.

•

Our success in the transit market was buoyed by winning the approximately $60 million order to supply rail products for the Honolulu, HI Transit System. This major win was supported by our ability to add value through a solutions approach where L.B. Foster Company will act as a single source for much of the track infrastructure.

Union Pacific Railroad Product Warranty Claim

On July 12, 2011, the UPRR notified (UPRR Notice) us and our subsidiary, CXT Incorporated (CXT), of a warranty claim under CXT’s 2005 supply contract relating to the sale of prestressed concrete railroad ties to the

UPRR. The UPRR asserted that a significant percentage of concrete ties manufactured in 2006 through 2011 at CXT’s Grand Island, NE facility failed to meet contract specifications, had workmanship defects and were cracking and failing prematurely. Approximately 1.6 million ties were sold from Grand Island, NE to the UPRR during the period the UPRR had claimed nonconformance. The 2005 contract called for each concrete tie which failed to conform to the specifications or had a material defect in workmanship to be replaced with 1.5 new concrete ties, provided, that UPRR within five years of the sale of a concrete tie, notified CXT of such failure to conform or such defect in workmanship. The UPRR Notice did not specify how many ties manufactured during this period were defective nor the exact nature of the alleged workmanship defect. Additionally, UPRR notified us that a customer of the UPRR asserted that a representative sample of ties manufactured by our Grand Island, NE facility failed a test contained in the contract specification. At the customer’s request, UPRR removed approximately 115,000 concrete ties, which were a subset of the ties subject to the UPRR Notice.

Beginning in July 2011 through the second quarter of 2012, we worked with material scientists and prestressed concrete experts to test a representative sample of Grand Island, NE concrete ties and assess warranty claims for certain concrete ties made in the Grand Island, NE facility between 1998 and 2011. We discontinued manufacturing operations in Grand Island, NE in early 2011.

During 2012, we completed sufficient testing and analysis to further understand this matter. Additionally, in a combined effort with UPRR, we analyzed Grand Island, NE concrete ties in track. Based upon these findings, we believed we discovered conditions, which largely related to the 2006 to 2007 manufacturing period, that can shorten the life of the concrete ties produced during this period. We also agreed on a process with the UPRR for identifying, prioritizing and replacing ties that meet the criteria for replacement. This process will be applied to the ties we shipped to the UPRR from our Grand Island, NE facility from 1998 to 2011. During most of this period our warranty policy for UPRR carried a 5 year warranty with a 1.5:1 replacement ratio for any defective ties. In order to accommodate the UPRR and other customer concerns, we reverted to a previously used warranty policy. This will result in all concrete ties with a 5 year warranty and a 1.5:1 replacement ratio, now having a 15 year warranty and a 1:1 replacement ratio. This change will provide an additional 10 years of warranty protection. The 1:1 replacement ratio will furnish one tie for each tie replaced under our claims process. During the fourth quarter of 2012, we reached agreement with the UPRR resulting in our and the UPRR working together to identify and replace defective ties. The process of planning and documenting will be done by both us and the UPRR to ensure this is done in a timely manner. In connection with this agreement, we and the UPRR agreed on a cash payment of $12.0 million to the UPRR as compensation for concrete ties replaced by the UPRR during the investigation period.

During 2012, as a result of testing we conducted on concrete ties manufactured at our former Grand Island, NE facility and of the related developments of the UPRR and other customer matters, we recorded pre-tax warranty charges of approximately $22.0 million in “Cost of Goods Sold” within our Rail Products segment based on our estimate of the number of defective concrete ties that will ultimately require replacement during the applicable warranty periods.

Dispositions

On June 4, 2012, we sold the assets and liabilities of our railway securement business, SSD, to Holland, L.P. for $8.6 million resulting in a pre-tax gain of $3.5 million. On August 30, 2012, we sold substantially all of the assets and liabilities of our structural products business, Precise, to Cianbro Fabrication and Coating Corporation for $2.6 million resulting in a pre-tax loss of $0.3 million. We reclassified the results of the operations of these businesses as discontinued and reclassified all prior periods. We do not expect future expenses of the discontinued operations to be material. Additional information regarding our discontinued operations can be found in Part II, Item 8, Note 4 to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Part II, Item 8, Note 1 to the Consolidated Financial Statements. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstance. Application of these accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. The following critical accounting policies relate to the Company’s more significant judgments and estimates used in the preparation of its consolidated financial statements. There can be no assurance that actual results will not differ from those estimates.

Goodwill — Goodwill is required to be tested for impairment at least annually. The Company performs its annual impairment test as of October 1st or more frequently when indicators of impairment are present. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss equal to the excess is recorded as a component of continuing operating activities. The Company uses a combination of market approach and a discounted cash flow model (DCF model) to determine the current fair value of the business. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes. The Company considers historical experience and available information at the time the fair values of its business are estimated. However, actual amounts realized may differ from those used to evaluate the impairment of goodwill. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, the Company may be exposed to impairment losses that could be material to our results of operations. There were no goodwill impairments recorded during the three years ended December 31, 2012.

Asset Impairment — The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The applicable guidance requires that, if the sum of the future expected cash flows associated with an asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset. The accounting estimate related to asset impairment is highly susceptible to change from period to period and because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years. These assumptions impact the amount of an impairment, which would have an impact on the income statement. There were no asset impairments recorded during the three years ended December 31, 2012.

Product Warranty — The Company maintains a current warranty for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales. For long-term construction projects, a product warranty accrual is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims. The underlying assumptions used to calculate the product warranty accrual can change from period to period and are dependent upon estimates of the amount and cost of future product repairs or replacements. At December 31, 2012 and 2011, the product warranty was $15.7 million and $6.6 million, respectively. During the years ended December 31, 2012, 2011 and 2010, the Company recorded product warranty expense of $24.3 million, $4.4 million and $2.1 million, respectively. For additional information regarding the Company’s product warranty, refer to Part II, Item 8, Note 21 to the Consolidated Financial Statements, “Commitments and Contingent Liabilities” included herein.

Revenue Recognition — The Company’s revenues are composed of product sales and products and services provided under long-term contracts. For product sales, the Company recognizes revenue upon transfer of title to the customer. Title generally passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location. Revenue is recorded net of returns, allowances, customer discounts and incentives. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are included in cost of goods sold.

Revenues for products under long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. For certain products, the percentage of completion is based upon actual labor costs to estimated total labor costs. At the time a loss contract becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statement of Operations. Revenues recognized using percentage of completion were less than 10% of the Company’s consolidated revenues for the year ended December 31, 2012.

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

The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the plan’s investment mix and the forecasted rates of return on these types of securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized actuarial gains or losses are amortized in accordance with applicable guidance.

The weighted average expected long-term rate of return determined by the Company for its 2012 and 2011 domestic pension expense was 6.50% and 6.70%, respectively. The weighted average expected long-term rate of return determined by the Company for its 2012 and 2011 U.K. pension expense was 4.30% and 4.70%, respectively. Pension expense increases as the expected long-term rate of return decreases.

The assumed discount rate reflects the current rate at which the pension benefits could effectively be settled. In estimating that rate, applicable guidance requires the Company utilize rates of return on high quality, fixed income investments. The Company’s pension liability increases as the discount rate is reduced. Therefore, the decline in the assumed discount rate has the effect of increasing the Company’s pension obligation and future pension expense. The weighted average assumed discount rate used by the Company was 4.00% and 4.50%, respectively, as of December 31, 2012 and 2011 for its domestic pension plans. The weighted average assumed discount rate used by the Company was 5.20% and 5.70%, respectively, as of December 31, 2012 and 2011 for its U.K. pension plan.

Income Taxes — The recognition of deferred tax assets requires management to make judgments regarding the future realization of these assets. As prescribed by FASB ASC 740, “Income Taxes,” valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. This guidance requires management to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. Determination of whether the positive evidence outweighs the negative and quantification of the valuation allowance requires management to make estimates and judgments of future financial results.

The Company evaluates all tax positions taken on its state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation to determine the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement, is determined. A previously recognized tax position is derecognized when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions. The results of these estimates, which are not readily apparent from other sources, form the basis for recognizing an uncertain tax position liability. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Refer to Part II, Item 8, Note 16, “Income Taxes” included herein for additional information regarding the Company’s deferred tax assets. The Company’s ability to realize these tax benefits may affect the Company’s reported income tax expense and net income.

Contingencies — The Company is currently involved in certain legal proceedings. When a probable, estimable exposure exists, the Company accrues the estimate of the probable costs for the resolution of these matters. These estimates have been developed in consultation with legal counsel involved in the defense of these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations could be materially affected by changes in our assumptions or the outcome of these proceedings.

The Company’s operations are subject to national, state, foreign, provincial, and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, regulated materials and waste. These regulations impose liability for the costs of investigation, remediation and damages resulting from, present and past spills, disposals, or other releases of hazardous substances or materials. Liabilities are recorded when remediation efforts are probable and the costs can be reasonably estimated. Estimates are not reduced by potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties or as amounts are received. Established reserves are periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations. As of December 31, 2012 and 2011, the Company maintained environmental and legal contingency reserves approximating $2.1 million and $2.2 million, respectively.

Refer to Part II, Item 8, Note 21 to the Consolidated Financial Statements, “Commitments and Contingent Liabilities” for additional information regarding the Company’s commitments and contingent liabilities.

Quarterly Results of Continuing Operations

	Three Months Ended December 31,		Percent of Total Net Sales Three Months Ended December 31,		Percent Increase/(Decrease)
	2012	2011	2012	2011	2012 vs. 2011
	Dollars in thousands
Net Sales:
Rail Products	$91,329	$74,117	64.9%	55.4%	23.2%
Construction Products	37,080	51,330	26.3	38.4	(27.8)
Tubular Products	12,315	8,288	8.8	6.2	48.6

Total Net Sales	$140,724	$133,735	100.0%	100.0%	5.2%

	Three Months Ended December 31,		Gross Profit Percentage Three Months Ended December 31,		Percent Increase/(Decrease)
	2012	2011	2012	2011	2012 vs. 2011
	Dollars in thousands
Gross Profit:
Rail Products	$17,217	$16,322	18.9%	22.0%	5.5%
Construction Products	5,875	8,479	15.8	16.5	(30.7)
Tubular Products	4,054	2,706	32.9	32.6	49.8
LIFO Income/(Expense)	785	(1,043)	0.6	(0.8)	* *
Other	(361)	60	(0.3)	0.0	* *

Total Gross Profit	$27,570	$26,524	19.6%	19.8%	3.9%

	Three Months Ended December 31,		Percent of Total Net Sales Three Months Ended December 31,		Percent Increase/(Decrease)
	2012	2011	2012	2011	2012 vs. 2011
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$16,509	$16,910	11.7%	12.6%	(2.4)%
Amortization Expense	865	695	0.6	0.5	24.5
Interest Expense	137	179	0.1	0.1	(23.5)
Interest Income	(133)	(97)	(0.1)	(0.1)	37.1
Equity in Income of Nonconsolidated Investment	(194)	(137)	(0.1)	(0.1)	41.6
(Gain)/Loss on Foreign Exchange	(220)	248	(0.2)	0.2	**
Other Income	(211)	(363)	(0.1)	(0.3)	(41.9)

Total Expenses	16,753	17,435	11.9	13.0	(3.9)

Income from Continuing Operations Before Income Taxes	10,817	9,089	7.7	6.8	19.0
Income Tax Expense	4,174	3,272	3.0	2.4	27.6

Income from Continuing Operations	$6,643	$5,817	4.7%	4.3%	14.2%

**  Results of calculation are not considered meaningful for presentation purposes.

Fourth Quarter 2012 Compared to Fourth Quarter 2011 — Company Analysis

Income from continuing operations for the 2012 fourth quarter was $6.6 million, or $0.65 per diluted share, compared to income from continuing operating activities of $5.8 million, or $0.57 per diluted share, in the prior year quarter.

Included in our 2011 fourth quarter results were warranty charges related to concrete ties manufactured at our Grand Island, NE facility of $1.8 million. Also included in our 2011 fourth quarter results was the impact of sales of lower cost inventory that resulted in higher margins of approximately $2.5 million. We account for a portion of our inventory under the last-in, first-out (LIFO) method. The LIFO reserve requirements can be impacted by falling or rising prices. The impact to gross profit resulting from this LIFO adjustment was a positive $0.8 million in 2012 compared to a negative $1.0 million in the prior year quarter.

Selling and administrative expense decreased approximately $0.4 million in the 2012 fourth quarter primarily due to reduced concrete tie testing expenses associated with the UPRR product warranty claim. This reduction was partially offset by increased employee salary and benefit expenses. Approximately $0.2 million in derivative hedging settlement gains were recognized during the 2012 quarter. Other income in 2011 included amounts recognized from the deferred gain related to the early termination of the 2008 operating lease associated with our former Houston, TX threading facility.

The effective income tax rate from continuing operations in the fourth quarter of 2012 was 38.6% compared to 36.0% in the prior year quarter. The rate increase compared to the prior year quarter was due to the mix of earnings attributable to higher rate jurisdictions in 2012 and certain discrete items recorded in 2012.

Results of Continuing Operations — Segment Analysis

Rail Products

	Three Months Ended December 31,		Increase/ (Decrease)	Percent Increase/ (Decrease)
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$91,329	$74,117	$17,212	23.2%

Gross Profit	$17,217	$16,322	$895	5.5%

Gross Profit Percentage	18.9%	22.0%	(3.2)%	(14.4)%

Fourth Quarter 2012 Compared to Fourth Quarter 2011

The sales improvement was due principally to increases in our rail distribution and transit products divisions. Higher volumes, in part from the Honolulu, HI elevated transit system project, drove the sales improvement in these businesses. Partially offsetting these increases were reductions reported by our Canadian and United Kingdom track components businesses. Our Canadian track components business was impacted by reduced capital spending by the Canadian Class 1 railroads.

Gross profit margin declined principally due to sales of lower cost inventory in the fourth quarter of 2011 that resulted in a higher margin as well as a less favorable product mix in 2012. These items benefitting the prior year quarter were partially offset by a 2011 incremental warranty charge of approximately $1.8 million related to the Grand Island, NE concrete tie matters.

Construction Products

	Three Months Ended December 31,		Decrease	Percent Decrease
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$37,080	$51,330	$(14,250)	(27.8)%

Gross Profit	$5,875	$8,479	$(2,604)	(30.7)%

Gross Profit Percentage	15.8%	16.5%	(0.7)%	(4.1)%

Fourth Quarter 2012 Compared to Fourth Quarter 2011

With the exception of our CXT concrete buildings division, which was flat quarter-over-quarter, volume-based 2012 sales declines were reported by all of our Construction Products divisions in the 2012 fourth quarter. As it has throughout 2012, our piling division experienced the most significant declines in the 2012 fourth quarter. To a lesser extent, our fabricated products division also reported volume-based sales declines. Both of these divisions dealt with unfavorable market conditions and reduced backlog in the 2012 quarter.

Volume-related gross profit reductions from our piling division was the predominate reason for the decline in both gross profit and gross margin in the 2012 quarter.

Tubular Products

	Three Months Ended December 31,		Increase	Percent Increase
	2012	2011	2012 vs. 2011	2012 vs. 2011
	Dollars in thousands
Net Sales	$12,315	$8,288	$4,027	48.6%

Gross Profit	$4,054	$2,706	$1,348	49.8%

Gross Profit Percentage	32.9%	32.6%	0.3%	0.8%

Fourth Quarter 2012 Compared to Fourth Quarter 2011

The fourth quarter sales increase for our Tubular Products segment was primarily due to sales volume improvements at our Birmingham, AL coating facility due to continued drilling and development in the oil and natural gas industry sector.

Year-to-date Results of Continuing Operations

	Twelve Months Ended December 31,			Percent of Total Net Sales Twelve Months Ended December 31,			Percent Increase/(Decrease)
	2012	2011	2010	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	Dollars in thousands
Net Sales:
Rail Products	$370,322	$315,133	$211,974	62.9%	54.8%	45.4%	17.5%	48.7%
Construction Products	169,253	227,734	227,865	28.8	39.6	48.8	(25.7)	(0.1)
Tubular Products	48,966	32,470	27,219	8.3	5.6	5.8	50.8	19.3

Total Net Sales	$588,541	$575,337	$467,058	100.0%	100.0%	100.0%	2.3%	23.2%

	Twelve Months Ended December 31,			Gross Profit Percentage Twelve Months Ended December 31,			Percent Increase/(Decrease)
	2012	2011	2010	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	Dollars in thousands
Gross Profit:
Rail Products	$52,533	$57,613	$27,274	14.2%	18.3%	12.9%	(8.8)%	111.2%
Construction Products	25,080	35,372	38,737	14.8	15.5	17.0	(29.1)	(8.7)
Tubular Products	15,189	8,850	5,782	31.0	27.3	21.2	71.6	53.1
LIFO Income/(Expense)	1,118	(2,183)	2,276	0.2	(0.4)	0.5	**	**
Other	(1,651)	(1,242)	(1,208)	(0.3)	(0.2)	(0.3)	32.9	2.8

Total Gross Profit	$92,269	$98,410	$72,861	15.7%	17.1%	15.6%	(6.2)%	35.1%

	Twelve Months Ended December 31,			Percent of Total Net Sales Twelve Months Ended December 31,			Percent Increase/ (Decrease)
	2012	2011	2010	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	Dollars in thousands
Expenses:
Selling and Administrative Expenses	$66,651	$64,807	$41,201	11.3%	11.3%	8.8%	2.8%	57.3%
Amortization Expense	2,961	2,791	443	0.5	0.5	0.1	6.1	**
Interest Expense	542	622	1,003	0.1	0.1	0.2	(12.9)	(38.0)
Interest Income	(452)	(321)	(403)	(0.1)	(0.1)	(0.1)	40.8	(20.3)
Equity in (Income)/Loss of Nonconsolidated Investment	(837)	(707)	213	(0.1)	(0.1)	0.0	18.4	**
Loss/(Gain) on Foreign Exchange	238	(237)	83	0.0	(0.0)	0.0	**	**
Gain on marketable securities	—	—	(1,364)	—	—	(0.3)	**	**
Other Income	(664)	(1,197)	(279)	(0.1)	(0.2)	(0.1)	(44.5)	**

Total Expenses	68,439	65,758	40,897	11.6	11.4	8.8	4.1	60.8

Income from Continuing Operations Before Income Taxes	23,830	32,652	31,964	4.0	5.7	6.8	(27.0)	2.2
Income Tax Expense	9,066	10,585	11,958	1.5	1.8	2.6	(14.4)	(11.5)

Income from Continuing Operations	$14,764	$22,067	$20,006	2.5%	3.8%	4.3%	(33.1)%	10.3%

**  Results of calculation are not considered meaningful for presentation purposes.

The Year 2012 Compared to the Year 2011 — Company Analysis

Income from continuing operating activities for 2012 was $14.8 million, or $1.44 per diluted share, which compares to income from continuing operating activities for 2011 of $22.1 million, or $2.14 per diluted share. Included in our 2012 and 2011 results were charges related to concrete ties manufactured at our Grand Island, NE facility of $22.0 million and $7.0 million, respectively. Included within gross profit in the 2011 period was a nonrecurring increase in cost of goods sold of approximately $2.3 million related to the recognition of the inventory step-up to fair value from our 2010 acquisition of Rail Technologies.

Approximately $0.7 million of the total $1.8 million of increased selling and administrative expenses in 2012 was for concrete tie testing expenses associated with the UPRR product warranty claim. The remainder of the increase over 2011 was due primarily to employee salaries ($0.6 million). Foreign currency fluctuations in the exchange rate for the U.S. Dollar resulted in our recognizing foreign exchange losses during 2012 compared to foreign exchange gains in 2011. We recognized decreased gains of approximately $0.3 million within “Other Income” in 2012 related to the early termination of the operating lease associated with our former Houston, TX threading facility due to our move to Magnolia, TX.

The effective income tax rate from continuing operating activities for 2012 was 38.0% compared to 32.4% in the prior year. The rate increase was primarily due to the mix of earnings attributable to higher rate jurisdictions in 2012, certain discrete items recorded in 2012 and the receipt of state tax refunds in the prior year.

The Year 2011 Compared to the Year 2010 — Company Analysis

Diluted earnings per share from continuing operating activities for 2011 were $2.14, which compares favorably to diluted earnings per share from continuing operating activities for 2010 of $1.93. Gross Profit increased due to the inclusion of Rail Technologies results for the full year in 2011, partially offset by significantly reduced gross profits at our concrete buildings division due to declines in sales volumes relative to 2010 and by the impact of concrete tie warranty charges recorded in 2011 associated with our former Grand Island, NE concrete tie manufacturing facility.

Approximately $21.3 million of the increase in selling and administrative expenses relates to the inclusion of the annual results of Rail Technologies in 2011. Exclusive of the impact of Rail Technologies, selling and administrative expenses in the 2011 period increased approximately $2.9 million due primarily to higher outside services expenses ($2.0 million) and higher salaries ($1.0 million). We recognized approximately $1.4 million for testing expenses associated with the UPRR product warranty claim, $1.5 million in Rail Technologies integration costs and $0.5 million associated with other outside service providers in 2011. These increased expenses offset the elimination of the approximately $2.4 million in acquisition costs we recognized during 2010.

The acquisition of Rail Technologies led to the increase in amortization expense and our recognition of transactional foreign exchange gains.

Included in income from continuing operating activities for 2011 is our 45% share of the income from our equity investment in the JV, which is reported as “Equity in (Income)/Loss of Nonconsolidated Investment.” As the JV had not yet commenced significant revenue-generating activities in 2010, we recorded our share of its start-up related expenses in 2010 without any significant offsetting earnings.

Within “Other Income” was the increased amount we recognized during 2011 from the deferred gain related to a revision in the remaining term of the operating lease associated with our Houston, TX sale-leaseback transaction mitigated the reduction in pre-tax gains we recognized in connection with our acquisition of Rail Technologies.

The effective income tax rate for 2011 was 32.4% compared to 37.4% in 2010. The decrease was primarily due to lower statutory tax rates related to the foreign operations acquired in the Rail Technologies business combination, the release of $0.1 million of reserves for uncertain tax positions due to the expiration of the related statute of limitations and the receipt of $0.9 million in certain state income tax refunds.

Results of Continuing Operations — Segment Analysis

Rail Products

	Twelve Months Ended December 31,			Increase/(Decrease)		Percent Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010	2012 vs. 2011	2011 vs. 2010
	Dollars in thousands
Net Sales	$370,322	$315,133	$211,974	$55,189	$103,159	17.5%	48.7%

Gross Profit	$52,533	$57,613	$27,274	$(5,080)	$30,339	(8.8)%	111.2%

Gross Profit Percentage	14.2%	18.3%	12.9%	(4.1)%	5.4%	(22.4)%	42.1%

The Year 2012 Compared to the Year 2011

The growth leaders in our Rail Products segment were our rail distribution, CXT concrete tie and transit products divisions, while our Canadian and U.K. track components businesses reported decreased year over year sales. The growth in our rail distribution business was principally due to increased volumes and also due to a shift in product mix toward higher priced premium rail. Our concrete tie division delivered volume growth, surpassing sales levels even from 2010 when we operated three plants.

Warranty charges in the 2012 period totaling $22.0 million and closure-related and warranty charges totaling $7.0 million in the 2011 period related to our Grand Island, NE concrete tie facility adversely impacted our Rail Products segment gross profit. In addition, 2011 gross profit was unfavorably impacted by a nonrecurring increase in cost of goods sold of approximately $2.3 million related to recognition of the remaining portion of the inventory step-up to fair value from our allocation of the Rail Technologies’ purchase price. Without these charges, our gross profit margins would have been 20.1% and 21.2% for 2012 and 2011, respectively.

We believe this illustrates that the underlying operations of our Rail Products segment are strong. The Class 1 Railroads have indicated that they expect their capital spending programs to increase 2% to 3% in 2013. We believe that with no economic downturn or significant change in governmental fiscal policy, the Class 1 Railroad spending guidance, reasonable carload and intermodal rail traffic and robust railroad financial results bode well for continued strong results into 2013 for our Rail Products segment.

The Year 2011 Compared to the Year 2010

Our acquisition of Rail Technologies increased our Rail Products segment 2011 sales by approximately $93.2 million. Exclusive of the impact of Rail Technologies, our Rail Products segment 2011 sales increased approximately $9.9 million over the 2010 period. Improved sales volumes within our rail distribution business led the segment’s sales growth. While both of our operational concrete tie plants had volume increases yielding sales growth of at least 40.0%, they could not overcome the loss of sales due to the closure of our Grand Island, NE facility. This negative impact on segment sales partially mitigated the favorable growth from our rail distribution business.

Rail Technologies was responsible for the increase in our Rail Products segment’s gross profit margin. Exclusive of the impact of Rail Technologies, our Rail Products gross profit margin would have decreased to 11.2% from 12.9% in 2010. This decrease was related to the adverse charges we recorded related to our exit from Grand Island, NE and adjustments to tie warranty accruals based on historical claims experience. While none of these charges related to the UPRR product warranty claim dated July 12, 2011, a summary of the 2011 charges we recorded include:

•	$3.0 million to fulfill a customer contractual obligation,

•	$2.0 million for concrete tie warranty reserve requirements,

•	$0.8 million for unsalable inventory, and

•	$1.2 million for concrete ties supplied to a Midwestern transit agency.

Construction Products

	Twelve Months Ended December 31,			Decrease		Percent Decrease
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010	2012 vs. 2011	2011 vs. 2010
	Dollars in thousands
Net Sales	$169,253	$227,734	$227,865	$(58,481)	$(131)	(25.7)%	(0.1)%

Gross Profit	$25,080	$35,372	$38,737	$(10,292)	$(3,365)	(29.1)%	(8.7)%

Gross Profit Percentage	14.8%	15.5%	17.0%	(0.7)%	(1.5)%	(4.6)%	(8.6)%

The Year 2012 Compared to the Year 2011

Weak heavy civil construction markets and uncertain governmental funding in some states resulted in lower sales volumes for our piling division. These volume reductions and a heightened competitive environment led to gross profit erosion in our piling division. The remainder of our Construction Products divisions experienced market driven, volume-related sales and gross profit declines.

We expect this segment to begin to turn positive in 2013 despite continued pressures on government budgets, mostly due to improved activity levels in the end markets served by our piling division.

The Year 2011 Compared to the Year 2010

2011 was a mixed year for our Construction Products segment with our piling and fabricated bridge division’s growth in sales being entirely offset by declines in our concrete buildings division. The growth in our piling division was almost entirely due to increased volumes while 2011 was a record sales year for our fabricated bridge division. However, in the absence of federal stimulus legislation, our concrete buildings division returned to normalized sales levels, having decreased approximately 40.8% from the 2010 period.

Tubular Products

	Twelve Months Ended December 31,			Increase		Percent Increase
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010	2012 vs. 2011	2011 vs. 2010
	Dollars in thousands
Net Sales	$48,966	$32,470	$27,219	$16,496	$5,251	50.8%	19.3%

Gross Profit	$15,189	$8,850	$5,782	$6,339	$3,068	71.6%	53.1%

Gross Profit Percentage	31.0%	27.3%	21.2%	3.8%	6.0%	13.8%	28.3%

The Year 2012 Compared to the Year 2011

Strong demand driven by the energy markets served by our Birmingham, AL coating facility led the robust sales growth in our Tubular Products segment. This facility added a second shift during 2012 to satisfy this significantly increased demand. Our fully operational threaded products division in Magnolia, TX benefitted from improved demand in the agriculture markets. Growth in gross profit is due to the volume increases reported by both divisions.

While we expect continued strength in the oil & gas and water well application end markets in 2013, we expect such growth to be at a much lower rate.

The Year 2011 Compared to the Year 2010

Both our threaded products and coated products divisions reported strong growth in sales over 2010. The coated products sales increase was due to increased volumes, threaded products growth was due to volume increases from successfully penetrating new sales markets.

Our threaded products division’s improvement drove the overall increase in gross profit margin for the segment. This growth came from improved volumes which favorably impacted manufacturing expenses. To a lesser extent, this division also was negatively impacted in 2010 by our decision to exit the micropile market.

Liquidity and Capital Resources

Total debt at December 31, 2012 was $0.1 million and comprised of capital lease obligations. Total debt at December 31, 2011 was $2.4 million consisting of $1.5 million in capital lease obligations and $0.9 million in notes we issued in connection with our Interlocking Deck Systems International, LLC (IDSI) acquisition.

Our need for liquidity relates primarily to working capital requirements for continuing operating activities, capital expenditures, JV capital obligations, strategic acquisitions or alliances, share repurchases and dividends.

The following table summarizes the impact of these items:

	December 31,
	2012	2011	2010
	In millions
Liquidity needs:
Working capital and other assets and liabilities	$2.3	$(5.9)	$26.1
Capital expenditures	(7.2)	(11.7)	(5.9)
Other long-term debt repayments	(2.4)	(2.4)	(9.7)
Common stock purchases	—	(6.5)	—
Dividends paid to common shareholders	(1.0)	(1.0)	—
Capital contributions to JV	—	(0.8)	(0.8)
Acquisitions, net of cash acquired	—	(9.0)	(90.8)
Repayments of term loan	—	—	(13.1)
Cash interest paid	(0.4)	(0.5)	(0.8)

Net liquidity requirements	(8.7)	(37.8)	(95.0)

Liquidity sources:
Internally generated cash flows before interest paid	24.5	38.0	30.8
Proceeds from asset sales	—	—	10.2
Equity transactions	0.3	0.6	1.4
Foreign exchange effects	0.9	(0.9)	—

Net liquidity sources	25.7	37.7	42.4

Discontinued operations	10.7	(1.0)	2.6

Net Change in Cash	$27.7	$(1.1)	$(50.0)

Cash Flow from Continuing Operating Activities

During 2012, cash provided by continuing operating activities was $26.2 million compared to $31.5 million of cash provided by continuing operating activities in 2011. During 2012, income and adjustments to income from continuing operating activities provided $24.1 million compared to providing $37.5 million in 2011. Working capital and other assets and liabilities provided $2.3 million in 2012 compared to working capital and other assets and liabilities using $5.9 million in 2011. Increased inventory related to a few of our key projects, such as the Honolulu, HI elevated transit system and the $12.0 million cash payment to the UPRR were the primary drivers of the reductions.

During 2011, cash provided by continuing operating activities was $31.5 million compared to $56.1 million of cash provided by continuing operating activities in 2010. During 2011, income and adjustments to income from continuing operating activities provided $37.5 million compared to providing $30.0 million in 2010. Working capital and other assets and liabilities used $5.9 million in 2011 compared to working capital and other assets and liabilities providing $26.1 million in 2010. 2010 reductions in accounts receivable and inventory, net of a reduction in accounts payable, was the main reason cash from operating activities decreased during 2011.

During 2010, cash provided by continuing operating activities was $56.1 million compared to $24.1 million of cash provided by continuing operating activities in 2009. During 2010, income and adjustments to income from continuing operating activities provided $30.0 million compared to providing $21.8 million in 2009. Working capital and other assets and liabilities provided $26.1 million in 2010 compared to working capital and other assets and liabilities providing $2.3 million in 2009. Even though 2010 fourth quarter sales increased over the prior year comparable period, we were able to reduce accounts receivable and inventory substantially, exclusive of the effects of the Rail Technologies acquisition.

Cash Flow from Continuing Investing Activities

Capital expenditures in 2012 related primarily to our new Burnaby, British Columbia, Canada Rail Technologies facility, moving our threaded products operations to Magnolia, TX, information technology infrastructure, yard upgrades and plant equipment. We anticipate 2013 capital expenditures to be in the $10.0 million — $11.0 million range. We expect to generate cash flows from operating activities in 2013 in excess of capital expenditures, scheduled debt service payments, share repurchases and dividends.

The final cash payment of $9.0 million associated with our acquisition of Rail Technologies was paid in January 2011. We incurred capital expenditures of $11.7 million in 2011 primarily for a new threading facility in Magnolia, TX, our new Burnaby, British Columbia, Canada Rail Technologies facility, plant and yard upgrades and information technology infrastructure. Also, we contributed an additional $0.8 million to our JV under the amended agreement.

Continuing investing activities used $87.3 million during 2010 primarily from our acquisitions of Rail Technologies and IDSI, net of Rail Technologies cash acquired. Capital expenditures totaled $5.9 million. Also, we contributed an additional $0.8 million to the JV. These uses were partially offset by the receipt of $10.2 million in proceeds related to the required divestiture of the Rail Technologies rail joint business.

Cash Flow from Continuing Financing Activities

We paid quarterly dividends of $0.025 per share in 2012. While we did not make any share repurchases during 2012, there remains approximately $18.5 million under the program approved by our Board of Directors in May 2011 which expires on December 31, 2013.

We declared our first regular quarterly dividend of $0.025 per share beginning in 2011. In 2011, we also spent approximately $6.5 million to repurchase 278,655 common shares under the share repurchase program approved by our Board of Directors in May 2011.

In 2010, in connection with the receipt of the Rail Technologies rail joint business divestiture proceeds, we repaid all outstanding debt of Rail Technologies, approximating $7.5 million. Additionally, we repaid our term loan of approximately $13.1 million in December 2010.

Financial Condition

As of December 31, 2012, we had approximately $101.5 million in cash and cash equivalents and a domestic revolving credit facility with $123.8 million of availability. As of December 31, 2012 we were in compliance with all of our credit agreement’s covenants. We believe this capacity will afford us the flexibility to take advantage of opportunities as we explore both organic and external growth opportunities.

Included within cash and cash equivalents are investments in money market funds with various underlying securities. These money market funds all maintained AAA credit agency ratings during 2012. Our priority continues to be the preservation of our principal balances while investing our funds in a manner to maximize returns and maintain liquidity while seeking the highest yield available. Approximately $38.7 million of our cash and cash equivalents is held in non-domestic bank accounts. These funds are available to meet the liquidity needs of our foreign operations. Repatriation activity would subject these funds to U.S. income taxes.

Borrowings under our Credit Agreement bear interest at rates based upon either the base rate or LIBOR based rate plus applicable margins. Applicable margins are dictated by the ratio of our indebtedness less cash on hand to our consolidated EBITDA. The base rate is the highest of (a) PNC Bank’s prime rate or (b) the Federal Funds Rate plus ..50% or (c) the daily LIBOR rate plus 1.00%. The base rate spread ranges from 0.00% to 1.00%.

LIBOR based rates are determined by dividing the published LIBOR rate by a number equal to 1.00 minus the percentage prescribed by the Federal Reserve for determining the maximum reserve requirements with respect to any Eurocurrency funding by banks on such day. The LIBOR based rate spread ranges from 1.00% to 2.00%.

Tabular Disclosure of Contractual Obligations

A summary of the Company’s required payments under financial instruments and other commitments at December 31, 2012 are presented in the following table:

		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years
	In thousands
Contractual Cash Obligations
Capital leases(1)	$62	$35	$22	$5	$—
Interest on capital leases(1)	3	2	1	—	—
Pension plan contributions	783	783	—	—	—
Operating leases	12,464	3,138	4,803	4,523	—
Purchase obligations not reflected in the financial statements	31,808	31,808	—	—	—

Total contractual cash obligations	$45,120	$35,766	$4,826	$4,528	$—

Other Financial Commitments
Standby letters of credit	$1,171	$1,070	$101	$—	$—

(1)	Capital lease obligations are payable in installments through 2015 and have interest rates, payable monthly, ranging from 1.74% to 8.46%.

Other long-term liabilities include items such as income taxes which are not contractual obligations by nature. The Company can not estimate the settlement years for these items and has excluded them from the above table.

Management believes its internal and external sources of funds are adequate to meet anticipated needs, including those disclosed above, for the foreseeable future.

Off Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the operating leases, purchase obligations and standby letters of credit disclosed within the contractual obligations table above in the “Liquidity and Capital Resources” section. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.

Outlook

The Company expects 2013 to be a year in which the construction business will turn positive. Following a number of difficult quarters, order trends indicate that an upturn is likely despite continued pressures on government budgets. Rail and tubular markets will grow with end customer demand varying depending on specific customer strategies. We expect our sales growth to be in the range of 5% to 6.5% for 2013. This will be comprised of double digit growth for construction and low to mid-single digit growth for rail and tubular.

The Company is also planning to increase spending on capital projects for capacity and new product programs as well as for adding resources for new products and addressing under-served markets. These investments support the Company’s strategic plan and address opportunities for growth and creating shareholder value. Pre-tax margins are expected to be in the 7.6% to 7.8% range as a portion of expected increases in gross profit margins are directed toward strategic programs that will result in increases in selling and administrative expenses.

Our CXT Rail operation is dependent on the UPRR for a significant portion of its business. In 2012, we agreed on a multi-year contract extension for the supply of concrete railroad ties from our Tucson, AZ facility. We are currently operating the Tucson, AZ facility at 80% capacity for the UPRR.

Class 1 Railroad capital spending is expected to remain positive in 2013 and we anticipate reasonable carload and intermodal rail traffic without further erosion in coal traffic. In May 2012, we were rewarded with the largest order in the Company’s history (approximately $60 million) for an elevated transit system in Honolulu, HI which we believe illustrates the strength in our underlying Rail Products operations.

Our tubular divisions end markets in oil & gas and water well applications are driven by energy and agriculture. The growth in these two markets should continue into 2013, but at significantly slower rates than we experienced during 2012.

While we anticipate improving market conditions for our Construction Products segment approximately 30 U.S. states are projecting budget deficits in the current fiscal year that may present challenges to many of the end markets in which we sell that rely on state government funding. Certain of our businesses sell to markets that rely heavily on spending authorized by the federal transportation funding bill, Moving Ahead for Progress in the 21st Century (MAP-21), enacted in July 2012. This legislation, expiring in September 2014, authorized transportation spending over a two year period at levels similar to its predecessor bill, SAFETEA-LU.

Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 2012 was approximately $210.9 million. The following table provides the backlog by business segment:

	Backlog
	2012	2011	2010
	In thousands
Rail Products	$140,592	$66,434	$86,001
Construction Products	59,239	63,121	98,092
Tubular Products	11,087	10,784	720

Total Backlog from Continuing Operating Activities	$210,918	$140,339	$184,813

While a considerable portion of the Foster business is somewhat backlog driven, the Rail Technologies business is less sensitive to backlog at any given time.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company does not purchase or hold any derivative financial instruments for trading purposes.

At contract inception, the Company designates its derivative instruments as hedges. The Company recognizes all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income and reclassified into earnings within other income as the underlying hedged items affect earnings. To the extent that a change in a derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately. The Company did not have any interest rate derivatives as of December 31, 2012 or 2011.

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in significant foreign currency hedging transactions during the three-year period ended December 31, 2012, and no foreign currency hedges remained outstanding as of December 31, 2012. Realized gains or losses from foreign currency hedges did not exceed $0.1 million in any of the three years ended December 31, 2012.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

L.B. Foster Company and Subsidiaries

We have audited L.B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). L.B. Foster Company and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, L.B. Foster Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of L.B. Foster Company and Subsidiaries, as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania

March 8, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of L.B. Foster Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of L.B. Foster Company and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L.B. Foster Company and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), L.B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania

March 8, 2013

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
	In thousands, except share data
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,464	$73,727
Accounts receivable — net	59,673	66,496
Inventories — net	107,108	89,464
Current deferred tax assets	4,585	—
Prepaid income tax	1,195	3,684
Other current assets	1,903	1,758
Current assets of discontinued operations	464	4,864

Total Current Assets	276,392	239,993
PROPERTY, PLANT AND EQUIPMENT — NET	42,333	45,837
Goodwill	41,237	41,237
Other intangibles — net	40,165	42,871
Investments	4,332	3,495
Other assets	1,663	1,415
Assets of discontinued operations	—	5,046

TOTAL ASSETS	$406,122	$379,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable — trade	$50,454	$49,213
Deferred revenue	7,447	6,833
Accrued payroll and employee benefits	9,604	9,483
Accrued warranty	15,727	6,632
Current maturities of long-term debt	35	2,384
Current deferred tax liabilities	—	759
Other accrued liabilities	8,596	8,134
Liabilities of discontinued operations	106	1,294

Total Current Liabilities	91,969	84,732
LONG-TERM DEBT	27	51
DEFERRED TAX LIABILITIES	12,140	11,708
OTHER LONG-TERM LIABILITIES	14,411	13,588
STOCKHOLDERS’ EQUITY:
Common stock, outstanding 10,149,398 shares in 2012 and 10,073,403 shares in 2011	111	111
Paid-in capital	46,290	47,349
Retained earnings	270,311	255,152
Treasury stock — at cost, Common Stock, 966,381 shares in 2012 and 1,042,376 shares in 2011	(25,468)	(28,169)
Accumulated other comprehensive loss	(3,669)	(4,628)

Total Stockholders’ Equity	287,575	269,815

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$406,122	$379,894

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR

THE THREE YEARS ENDED DECEMBER 31, 2012

	2012	2011	2010
	In thousands, except per share data
Net Sales	$588,541	$575,337	$467,058
Cost of Goods Sold	496,272	476,927	394,197

Gross Profit	92,269	98,410	72,861
Selling and Administrative Expenses	66,651	64,807	41,201
Amortization Expense	2,961	2,791	443
Interest Expense	542	622	1,003
Interest Income	(452)	(321)	(403)
Equity in (Income)/Loss of Nonconsolidated Investment	(837)	(707)	213
Loss/(Gain) on Foreign Exchange	238	(237)	83
Gain on Marketable Securities	—	—	(1,364)
Other Income	(664)	(1,197)	(279)

	68,439	65,758	40,897

Income From Continuing Operations Before Income Taxes	23,830	32,652	31,964
Income Tax Expense	9,066	10,585	11,958

Income From Continuing Operations	14,764	22,067	20,006

Discontinued Operations:
Income From Discontinued Operations Before Income Taxes, including Gain on Sale	3,842	1,287	778
Income Tax Expense	2,418	459	292

Income From Discontinued Operations	1,424	828	486

Net Income	$16,188	$22,895	$20,492

Basic Earnings Per Common Share:
From Continuing Operations	$1.46	$2.16	$1.96
From Discontinued Operations	0.14	0.08	0.05

Basic Earnings Per Common Share	$1.60	$2.24	$2.01

Diluted Earnings Per Common Share:
From Continuing Operations	$1.44	$2.14	$1.93
From Discontinued Operations	0.14	0.08	0.05

Diluted Earnings Per Common Share	$1.58	$2.22	$1.98

Dividends Paid Per Common Share	$0.10	$0.10	$—

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR

THE THREE YEARS ENDED DECEMBER 31, 2012

	2012	2011	2010
	In thousands
Net Income	$16,188	$22,895	$20,492

Other comprehensive income (loss):
Pension liability adjustments (Net of tax: $356, $1,255, $34)	(765)	(2,254)	(74)
Foreign currency translation adjustment	1,724	(1,306)	117
Reclassification of market value adjustments for investments to earnings (Net of tax: $-, $-, $510)	—	—	(730)
Reclassification of unrealized derivative loss on cash flow hedges to earnings (Net of tax: $-, $-, ($7))	—	—	11

	959	(3,560)	(676)

Comprehensive Income	$17,147	$19,335	$19,816

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR

THE THREE YEARS ENDED DECEMBER 31, 2012

	2012	2011	2010
	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$14,764	$22,067	$20,006
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred income taxes	(4,563)	3,484	1,130
Depreciation and amortization	12,973	12,007	9,219
Equity in income/(loss) of nonconsolidated investment	(837)	(707)	213
Loss on sale of property, plant and equipment	388	145	10
Gain on sale of marketable securities	—	—	(1,364)
Deferred gain amortization on sale-leaseback	(456)	(1,081)	(215)
Share-based compensation	1,989	1,958	1,944
Unrealized loss on derivative mark-to-market	—	—	11
Excess tax benefit from share-based compensation	(199)	(425)	(961)
Change in operating assets and liabilities:
Accounts receivable	6,823	1,616	9,963
Inventories	(17,644)	(1,932)	29,954
Other current assets	(243)	923	8
Prepaid income tax	4,339	(2,141)	478
Other noncurrent assets	(194)	(136)	88
Accounts payable — trade	1,241	6,128	(13,868)
Deferred revenue	1,467	(9,609)	667
Accrued payroll and employee benefits	(594)	(566)	(1,201)
Other current liabilities	6,655	(2,161)	897
Other liabilities	381	1,925	(841)

Net Cash Provided by Continuing Operating Activities	26,290	31,495	56,138

Net Cash Provided/(Used) by Discontinued Operations	176	(825)	3,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	24	41	10,179
Capital expenditures on property, plant and equipment	(7,160)	(11,733)	(5,920)
Acquisitions	—	(8,952)	(90,807)
Capital contributions to equity method investment	—	(800)	(800)

Net Cash Used by Continuing Investing Activities	(7,136)	(21,444)	(87,348)

Net Cash Provided/(Used) by Discontinued Operations	10,548	(206)	(240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of other long-term debt	(2,373)	(2,366)	(9,738)
Repayments of term loan	—	—	(13,095)
Proceeds from exercise of stock options and stock awards	122	207	451
Treasury stock acquisitions	—	(6,480)	(17)
Cash dividends on common stock paid to shareholders	(1,029)	(1,022)	—
Excess tax benefit from share-based compensation	199	425	961

Net Cash Used by Continuing Financing Activities	(3,081)	(9,236)	(21,438)

Net Cash Used by Discontinued Financing Activities	—	—	(550)

Effect of exchange rate changes on cash and cash equivalents	940	(857)	49

Net Increase/(Decrease) in Cash and Cash Equivalents	27,737	(1,073)	(50,045)
Cash and Cash Equivalents at Beginning of Period	73,727	74,800	124,845

Cash and Cash Equivalents at End of Period	$101,464	$73,727	$74,800

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$405	$505	$806

Income Taxes Paid	$11,999	$9,395	$10,805

Accrued Portec Purchase Price Funded in January 2011			$8,952

Portec Available-for-Sale Securities Redeemed as part of Acquisition			$2,158

Capital Expenditures Funded through Capital Leases			$199

See Notes to Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY FOR

THE THREE YEARS ENDED DECEMBER 31, 2012

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
	In thousands, except share data
Balance, January 1, 2010	$111	$47,660	$212,787	$(27,574)	$(392)	$232,592

Net income			20,492			20,492
Other comprehensive income (loss) net of tax:
Pension liability adjustment					(74)	(74)
Unrealized derivative loss on cash flow hedges					11	11
Foreign currency translation adjustment					117	117
Market value adjustments for investments					(730)	(730)
Purchase of 493 Common shares for Treasury				(17)		(17)
Issuance of 113,667 Common shares, net of forfeitures		(374)		3,730		3,356

Balance, December 31, 2010	111	47,286	233,279	(23,861)	(1,068)	255,747

Net income			22,895			22,895
Other comprehensive (loss) income net of tax:
Pension liability adjustment					(2,254)	(2,254)
Foreign currency translation adjustment					(1,306)	(1,306)
Purchase of 278,655 Common shares for Treasury				(6,480)		(6,480)
Issuance of 50,528 Common shares, net of forfeitures		63		2,172		2,235
Cash dividends on common stock paid to shareholders			(1,022)			(1,022)

Balance, December 31, 2011	111	47,349	255,152	(28,169)	(4,628)	269,815

Net income			16,188			16,188
Other comprehensive income net of tax:
Pension liability adjustment					(765)	(765)
Foreign currency translation adjustment					1,724	1,724
Issuance of 75,995 Common shares, net of forfeitures		(1,059)		2,701		1,642
Cash dividends on common stock paid to shareholders			(1,029)			(1,029)

Balance, December 31, 2012	$111	$46,290	$270,311	$(25,468)	$(3,669)	$287,575

See Notes to Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

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

Cash equivalents principally consist of investments in money market funds and bank certificates of deposit at December 31, 2012 and 2011. The Company invests available funds in a manner to maximize returns, preserve investment principle and maintain liquidity while seeking the highest yield available.

The following table summarizes the Company’s investment in money market funds at December 31:

	2012
	Cost	Fair Value
	In thousands
BlackRock Liquidity Temporary Fund — Institutional	$58,620	$58,620

	2011
	Cost	Fair Value
	In thousands
BlackRock Liquidity Temporary Fund — Institutional	$42,273	$42,273

The above investment is a money market fund with various underlying securities all of which maintained AAA credit agency ratings. The carrying amounts approximate fair value because of the short maturity of the instruments.

Cash equivalents also consisted of investments in bank certificates of deposit of approximately $26,045,000 and $22,520,000 at December 31, 2012 and 2011, respectively. The carrying amounts approximated fair value because of the short maturity of the instruments.

Cash and cash equivalents held in non-domestic accounts was approximately $38,731,000 and $28,639,000 at December 31, 2012 and 2011, respectively.

Inventories

Certain inventories are valued at the lower of the last-in, first-out (LIFO) cost or market. Approximately 37% in 2012 and 43% in 2011, of the Company’s inventory is valued at average cost or market, whichever is lower. Slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, and the age of the inventory.

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

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of 25 to 40 years for buildings and 3 to 10 years for machinery and equipment. Leasehold improvements are amortized over 2 to 7 years which represent the lives of the respective leases or the lives of the improvements, whichever is shorter. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not record any asset impairment charges during 2012, 2011 or 2010.

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

Goodwill and other intangible assets

Goodwill is tested annually for impairment or more often if there are indicators of impairment. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss equal to the excess is recorded as a component of continuing operating activities. The Company performs its annual impairment tests as of October 1st. No goodwill impairment was recognized during 2012, 2011 or 2010.

The Company has no significant indefinite-lived intangible assets. All intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 20 years, as of December 31, 2012.

See Note 5, “Goodwill and Other Intangible Assets,” for additional information including regarding the Company’s goodwill and other intangible assets.

Environmental remediation and compliance

Environmental remediation costs are accrued when the liability is probable and costs are estimable. Environmental compliance costs, which principally include the disposal of waste generated by routine operations, are expensed as incurred. Capitalized environmental costs, when appropriate, are depreciated over their useful life. Reserves are not reduced by potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties or as amounts are received. Reserves are periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations. As of December 31, 2012 and 2011, the Company maintained environmental and litigation reserves approximating $2,141,000 and $2,184,000, respectively.

Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and restricted stock utilizing the treasury stock method.

Revenue recognition

The Company’s revenues are composed of product sales and products and services provided under long-term contracts. For product sales, the Company recognizes revenue upon transfer of title to the customer. Title generally passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location. Revenue is recorded net of returns, allowances, customer discounts and incentives. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are included in cost of goods sold. Revenues for products under long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. For certain products, the percentage of completion is based upon actual labor costs to estimated total labor costs. At the time a loss contract becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statement of Operations. Revenues recognized using percentage of completion were less than 10% of the Company’s consolidated revenues for the years ended December 31, 2012, 2011 and 2010.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, investments, accounts payable and short-term and long-term debt.

The carrying amounts of the Company’s financial instruments at December 31, 2012 and 2011 approximate fair value. See Note 20, “Fair Value Measurements,” for additional information.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-based compensation

The Company applies the provisions of FASB ASC 718, “Compensation — Stock Compensation,” to account for the Company’s share-based compensation. Under the guidance, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award.

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

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. No foreign currency hedges remained outstanding as of December 31, 2012 or 2011. Realized gains or losses from foreign currency hedges did not exceed $100,000 during the twelve month periods ended December 31, 2012, 2011 or 2010.

Product warranty

The Company maintains a current warranty liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales. For long-term construction products, a warranty is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims or due to changes in the Company’s historical warranty experience. At December 31, 2012 and 2011, the product warranty was $15,727,000 and $6,632,000, respectively. See Note 21, “Commitments and Contingencies” for additional information regarding the product warranty.

Asset retirement obligations

The Company maintains liabilities for asset retirement obligations (ARO) in conjunction with the leases of the Tucson, AZ concrete railroad tie facility and a Pittsburgh, PA Rail Technologies facility.

A reconciliation of our liability for ARO’s at December 31, 2012 and 2011:

	2012	2011
	In thousands
Asset retirement obligation at beginning of year	$931	$1,407
Liabilities settled	(336)	(510)
Revisions in estimated cash flows	35	—
Accretion expense	33	34

Asset retirement obligation at end of year	$663	$931

At December 31, 2012, the balance of the ARO was recorded in “Other Long-Term Liabilities.” At December 31, 2011, approximately $906,000 was recorded in “Other Current Liabilities” with the remainder recorded in “Other Long-Term Liabilities”. The ARO associated with our Tucson, AZ concrete railroad tie facility was included in “Other Current Liabilities” at December 31, 2011. At December 31, 2012, this ARO was reclassified to “Other Long-Term Liabilities” due to the multi-year extension of the lease.

Income taxes

Income taxes are accounted for under the asset and liability method. The provision for income taxes includes federal, state and foreign income taxes and reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities.

The Company files a consolidated U.S. federal income tax return with certain wholly-owned subsidiaries. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change.

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

The Company evaluates all tax positions taken on federal, state and foreign tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation to determine the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement, is determined.

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

Foreign currency translation

The assets and liabilities of our foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted-average rates of exchange during the year. The translation adjustment is accumulated as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in determining net income. Included in net income for the years ended December 31, 2012 and 2010 were foreign currency transaction losses of approximately $238,000 and $83,000, respectively. Included in net income for the year ended December 31, 2011 was a foreign currency transaction gain of approximately $237,000.

Research and development

The Company expenses research and development costs as costs are incurred. For the years ended December 31, 2012, 2011 and 2010, research and development expenses were $2,926,000, $1,899,000 and $273,000, respectively, and were principally related to the Company’s friction management and railroad monitoring system products.

Reclassifications

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes principally to conform to the presentation of discontinued operations in the current year period.

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

The following table illustrates net sales, profits, assets, depreciation/amortization and expenditures for long-lived assets of the Company by segment from continuing operating activities. Segment profit is the earnings from continuing operating activities before income taxes and includes internal cost of capital charges for assets used in the segment at a rate of, generally 1% per month. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a First-In, First-Out (FIFO) basis at the segment level compared to a Last-In, First-Out (LIFO) basis at the consolidated level.

	2012
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
	In thousands
Rail Products	$370,322	$9,074	$204,341	$9,736	$4,180
Construction Products	169,253	7,859	73,804	2,119	474
Tubular Products	48,966	12,854	13,573	599	1,350

Total	$588,541	$29,787	$291,718	$12,454	$6,004

	2011
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
	In thousands
Rail Products	$315,133	$18,724	$191,278	$8,908	$5,894
Construction Products	227,734	16,323	88,615	2,180	1,049
Tubular Products	32,470	6,810	11,758	453	3,995

Total	$575,337	$41,857	$291,651	$11,541	$10,938

	2010
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
	In thousands
Rail Products	$211,974	$11,905	$203,263	$6,327	$3,094
Construction Products	227,865	20,356	87,121	1,761	1,398
Tubular Products	27,219	3,949	6,207	765	543

Total	$467,058	$36,210	$296,591	$8,853	$5,035

During 2012 and 2010 no single customer accounted for more than 10% of the Company’s consolidated net sales. In 2011, one customer accounted for approximately 10% of consolidated net sales. Sales to this customer were recorded in the Rail Products and Construction Products segments and were approximately $58,715,000 during 2011. Sales between segments are immaterial.

Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets from continuing operating activities to the Company’s consolidated totals from continuing operating activities are illustrated as follows:

	2012	2011	2010
	In thousands
Net Sales from Continuing Operations:
Total for reportable segments	$588,541	$575,337	$467,058
Other net sales	—	—	—

Total	$588,541	$575,337	$467,058

Income from Continuing Operations:
Total for reportable segments	$29,787	$41,857	$36,210
Adjustment of inventory to LIFO	1,118	(2,183)	2,276
Unallocated interest income	452	321	403
Unallocated equity in income/(losses) of nonconsolidated investments	837	707	(213)
Unallocated acquisition costs	—	—	(2,413)
Unallocated gain on sale of marketable securities	—	—	1,364
Unallocated corporate amounts	(8,364)	(8,050)	(5,663)

Income from continuing operations, before income taxes	$23,830	$32,652	$31,964

Assets:
Total for reportable segments	$291,718	$291,651	$296,591
Unallocated corporate assets	117,639	92,888	84,294
LIFO and corporate inventory reserves	(9,235)	(10,443)	(8,226)
Unallocated property, plant and equipment	6,000	5,798	5,743

Total assets	$406,122	$379,894	$378,402

Depreciation/Amortization:
Total for reportable segments	$12,454	$11,541	$8,853
Other	519	466	366

Total	$12,973	$12,007	$9,219

Expenditures for Long-Lived Assets:
Total for reportable segments	$6,004	$10,938	$5,035
Expenditures financed under capital leases	—	—	199
Other expenditures	1,156	795	687

Total	$7,160	$11,733	$5,921

The following table summarizes the Company’s sales from continuing operating activities by major geographic region in which the Company has operations:

	2012	2011	2010
	In thousands
United States	$485,111	$483,889	$443,547
Canada	40,892	41,252	9,862
United Kingdom	18,698	14,728	627
Other	43,840	35,468	13,022

	$588,541	$575,337	$467,058

The following table summarizes the Company’s long-lived assets of continuing operating activities by geographic region:

	2012	2011	2010
	In thousands
United States	$31,961	$35,918	$33,535
Canada	9,773	9,374	9,785
United Kingdom	599	545	489

	$42,333	$45,837	$43,809

The following table summarizes the Company’s sales by major product line from continuing operating activities:

	2012	2011	2010
	In thousands
Rail distribution products	$155,832	$115,777	$102,155
Piling products	114,070	162,641	146,703
Rail Technologies products	92,826	97,775	4,556
CXT concrete tie products	58,182	48,968	53,518
CXT concrete building products	30,195	35,557	60,091
Other products	137,436	114,619	100,035

	$588,541	$575,337	$467,058

Note 3.

Acquisitions

Portec Rail Products, Inc.

On December 15, 2010, the Company acquired Portec Rail Products, Inc. (Rail Technologies) and recorded its acquisition in accordance with ASC 805, “Business Combinations.” All outstanding shares of common stock of Rail Technologies not owned by the Company were canceled and converted into the right to receive consideration equal to $11.80 per share net to the holder in cash, without interest thereon. The total consideration paid in cash by the Company for the shares acquired in the merger and tender offer was approximately $113,322,000, including a final payment of $8,952,000 made in January 2011.

The results of the operations of Rail Technologies are included in the Company’s Consolidated Statement of Operations as of December 15, 2010. Net revenues and net loss resulting from Rail Technologies that were included in the Company’s operating results were $4,556,000 and $(212,000), respectively, for the year ended December 31, 2010.

The unaudited pro forma results for the periods presented below are prepared as if the transaction occurred as of January 1, 2010. Pro forma adjustments exclude operating results of the divested rail joint business, and include depreciation and amortization and other adjustments in connection with the acquisition.

For the Year Ended December 31, 2010
In thousands, except per share amounts
Total net sales	$564,028
Earnings before income taxes	$32,557
Net income	$21,817
Basic earnings per share	$2.13
Dilutive earnings per share	$2.11

The pro forma results in the above table have not been reclassified to conform to the presentation of discontinued operations in the current year period. In connection with ASC 805-10-25, the Company remeasured its previously held equity interest in Rail Technologies at the acquisition date fair value and recognized a gain of $1,364,000 on December 15, 2010. Acquisition costs of approximately $2,413,000 for the period ended December 31, 2010 were classified as “Selling and Administrative Expenses.”

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

Note 4.

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

The operations of these divisions qualify as a “component of an entity” under FASB ASC 205-20, “Presentation of Financial Statements — Discontinued Operations” and thus, the operations have been reclassified as discontinued and prior periods have been reclassified to conform to this presentation. Future expenses of discontinued operations are not expected to be material. SSD and Precise were previously reported in the Rail Products and Construction Products segment, respectively.

Net sales and income, including the pre-tax gain of $3,193,000, from discontinued operations were as follows for the years ended December 31:

	2012	2011	2010
	Dollars in thousands
Net sales	$8,705	$15,589	$7,992

Income from discontinued operations	$3,842	$1,287	$778
Income tax expense	2,418	459	292

Income from discontinued operations	$1,424	$828	$486

Effective income tax rate	63.0%	35.7%	37.5%

Goodwill of $2,588,000 allocated to SSD for discontinued operations was not deductible for income tax purposes.

The following table details balance sheet information for discontinued operations at December 31:

	2012	2011
	In thousands
Current Assets	$464	$4,864

Other Assets
Property, plant and equipment-net	—	2,281
Goodwill	—	2,588
Other intangibles — net	—	177

Total Other Assets	—	5,046
Total Assets	464	9,910

Current Liabilities	106	1,294

Net assets of discontinued operations	$358	$8,616

Note 5.

Goodwill and Other Intangible Assets

On June 4, 2012, the Company divested $2,588,000 in goodwill attributed to the Rail Products segment in connection with the sale of its railway securement business. Intangible assets with net carrying value of $170,000 were also included with this sale. These intangible assets had a net carrying value of $177,000 at December 31, 2011. More information regarding this sale can be found in Note 4.

Excluding amounts attributed to discontinued operations, the carrying amount of goodwill at December 31, 2012 and 2011 was $41,237,000, of which $38,026,000 is attributable to the Company’s Rail Products segment and $3,211,000 is attributable to the Construction Products segment.

Excluding amounts attributed to discontinued operations, identified intangible assets of $2,305,000 are attributable to the Company’s Construction Products segment and $44,506,000 are attributable to the Company’s Rail Products segment at December 31, 2012. The components of the Company’s intangible assets are as follows:

	December 31, 2012
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(367)	$13
Patents	10	815	(412)	403
Customer relationships	23	19,960	(2,488)	17,472
Supplier relationships	5	350	(143)	207
Trademarks	17	6,280	(879)	5,401
Technology	18	19,026	(2,357)	16,669

	20	$46,811	$(6,646)	$40,165

	December 31, 2011
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
	In thousands
Non-compete agreements	5	$380	$(361)	$19
Patents	10	556	(181)	375
Customer relationships	23	19,960	(1,402)	18,558
Supplier relationships	5	350	(73)	277
Trademarks	17	6,280	(447)	5,833
Technology	18	19,026	(1,217)	17,809

	20	$46,552	$(3,681)	$42,871

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 20 years. Amortization expense from continuing operating activities for the years ended December 31, 2012, 2011 and 2010 was $2,961,000, $2,791,000, and $443,000, respectively.

Estimated amortization expense from continuing operating activities for the years 2013 and thereafter is as follows:

In thousands
2013	$2,781
2014	2,781
2015	2,506
2016	2,412
2017	2,345
2018 and thereafter	27,340

$40,165

Note 6.

Accounts Receivable

Accounts receivable of continuing operating activities at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
	In thousands
Trade	$59,308	$66,287
Allowance for doubtful accounts	(899)	(1,725)

	58,409	64,562
Other	1,264	1,934

	$59,673	$66,496

Bad debt (recovery)/expense was ($319,000), $275,000 and $274,000 in 2012, 2011 and 2010, respectively.

The Company’s customers are principally in the Rail, Construction and Tubular segments of the economy. As of December 31, 2012 and 2011, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:

	2012	2011
	In thousands
Rail	$34,886	$31,800
Construction	18,677	29,430
Tubular	4,846	3,332

	$58,409	$64,562

Credit is extended based upon an evaluation of the customer’s financial condition and while collateral is not required, the Company often receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices.

Note 7.

Inventory

Inventories of continuing operating activities of the Company at December 31, 2012 and 2011 are summarized in the following table:

	2012	2011
	In thousands
Finished goods	$78,715	$71,758
Work-in-process	17,693	8,004
Raw materials	19,764	19,885

Total inventories at current costs	116,172	99,647
Less: LIFO reserve	(9,064)	(10,183)

	$107,108	$89,464

At December 31, 2012 and 2011, the LIFO carrying value of inventories for book purposes exceeded the LIFO value for tax purposes by approximately $11,686,000 and $14,636,000, respectively. During 2012, liquidation of certain LIFO inventory layers carried at costs which were higher than the costs of current purchases. The effect of these reductions in 2012 was to increase cost of goods sold by $15,000. During 2011, liquidation of LIFO layers carried at costs that were lower than current purchases resulted in a decrease to cost of goods sold of $33,000. During 2010, liquidation of LIFO layers carried at costs that were higher than current purchases resulted in an increase to cost of goods sold of $1,046,000.

Note 8.

Property, Plant and Equipment

Property, plant and equipment of continuing operating activities at December 31, 2012 and 2011 consist of the following:

	2012	2011
	In thousands
Land	$4,764	$4,760
Improvements to land and leaseholds	23,187	22,570
Buildings	13,715	10,748
Machinery and equipment, including equipment under capitalized leases	80,120	81,933
Construction in progress	1,783	4,285

	123,569	124,296

Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	81,236	78,459

	$42,333	$45,837

Depreciation expense, including amortization of assets under capital leases, for the years ended December 31, 2012, 2011 and 2010 amounted to $9,979,000, $9,182,000, and $8,441,000, respectively.

Note 9.

Investments

Investments of the Company consist of a nonconsolidated equity method investment of $4,332,000 and $3,495,000 at December 31, 2012 and 2011, respectively.

The Company is a member of a joint venture with L B Industries, Inc. and James Legg until June 30, 2019. The Company and L B Industries, Inc. each have a 45% ownership interest in the joint venture, L B Pipe & Coupling Products, LLC (JV). The JV manufactures, markets and sells various precision coupling products for the energy, utility and construction markets. Under the terms of the JV agreement, as amended, the Company was required to make capital contributions totaling approximately $3,000,000. The Company fulfilled these commitments during 2011. The other JV members are required to make proportionate contributions in accordance with the ownership percentages in the JV agreement.

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

The Company recorded equity in the income of the JV of approximately $837,000 and $707,000 for the years ended December 31, 2012 and 2011, respectively. The Company recorded equity in the losses of the JV of approximately $(213,000) for 2010.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the JV for its operations. The carrying amounts with the maximum exposure to loss of the Company at December 31, 2012 and December 31, 2011, respectively, are as follows:

	2012	2011
	In thousands
Equity method investment	$4,332	$3,495
Net investment in direct financing lease	1,327	971

	$5,659	$4,466

The Company is leasing five acres of land and two facilities in Magnolia, TX to the JV over a period of 9.5 years, with a 5.5 year renewal period. Monthly rent over the term of the lease is approximately $10,000, with a balloon payment of approximately $488,000 which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease. This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.”

In November 2012, the Company executed the first amendment to the lease with the JV. The Company built a second facility and leased it to the JV. The first amendment added approximately $7,000 to the monthly rent, bringing the amended monthly rent to approximately $17,000 per month. The first amendment to the lease did not change the remaining terms of the lease.

The Company maintained a net investment in this direct financing lease of approximately $1,327,000 and $971,000 at December 31, 2012 and 2011, respectively.

The following is a schedule of the direct financing minimum lease payments for the years 2013 and thereafter

In thousands
2013	$106
2014	114
2015	122
2016	131
2017	140
2018 and thereafter	714

$1,327

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

As of December 31, 2012, the Company was in compliance with the Credit Agreement’s covenants.

The Company had no outstanding borrowings under the revolving credit facility at December 31, 2012 or 2011 and had available borrowing capacity of $123,829,000 at December 31, 2012.

Letters of Credit

At December 31, 2012, the Company had outstanding letters of credit of approximately $1,171,000.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500,000 pounds sterling (approximately $2,437,000 at December 31, 2012). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of December 31, 2012. There was approximately $61,000 in outstanding guarantees (as defined in the underlying agreement) at December 31, 2012. There were no borrowings or performance bonds outstanding on this facility as of December 31, 2011. This credit facility was renewed effective August 30, 2012 with no significant changes to the underlying terms or conditions in the facility. The expiration date of this credit facility is August 30, 2013. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review over the credit facility in 2013.

The United Kingdom loan agreements contain certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of December 31, 2012. The subsidiary had available borrowing capacity of $2,376,000 at December 31, 2012.

Note 12.

Long-Term Debt and Related Matters

Long-term debt at December 31, 2012 and 2011 consists of the following:

	2012	2011
	In thousands
Lease obligations payable in installments through 2015 with a weighted average interest rate of 5.37% at December 31, 2012 and 7.10% at December 31, 2011	$62	$1,490
Promissory notes issued in connection with the acquisition of IDSI with imputed interest rates of 2.10%	—	945

	62	2,435
Less current maturities	35	2,384

	$27	$51

The maturities of long-term debt for each of the succeeding three years subsequent to December 31, 2012 are as follows:

In thousands
2013	$35
2014	22
2015	5

$62

Note 13.

Stockholders’ Equity

The Company had authorized shares of 20,000,000 in Common stock with 11,115,779 shares issued at December 31, 2012 and 2011. The Common stock has a par value of $.01 per share and the current dividend as authorized by the Company’s Board of Directors is $0.10 per year or $0.025 per quarter. In February 2013, the Company’s Board of Directors authorized an increase to the regular quarterly dividend to $0.03 from $0.025.

At December 31, 2012 and 2011, the Company had authorized shares of 5,000,000 in Preferred stock. No Preferred stock has been issued. No par value has been assigned to the Preferred stock.

The Company’s Board of Directors authorized the purchase of up to $25,000,000 in shares of its Common stock through a share repurchase program announced in May 2011 at prevailing market prices or privately negotiated transactions. There were no such repurchases of common stock under this program during 2012. During 2011 the Company purchased 278,655 shares of common stock for approximately $6,480,000. This authorization expires on December 31, 2013.

The Company’s Board of Directors authorized the purchase of up to $40,000,000 in shares of its Common stock through share repurchase programs announced in 2008 at prevailing market prices or privately negotiated transactions. There were no such repurchases of common stock under these programs during 2010. The authorization expired on December 31, 2010.

Cash dividends of approximately $1,029,000 and $1,022,000 were paid in 2012 and 2011, respectively. No cash dividends on Common stock were paid in 2010.

	Common Stock
Share Activity	Treasury	Outstanding
	Number of Shares
Balance at end of 2009	927,423	10,163,964
Issued for stock-based compensation plans	(113,174)	113,174

Balance at end of 2010	814,249	10,277,138
Purchased through share repurchase program	278,655	(278,655)
Issued for stock-based compensation plans	(50,528)	74,920

Balance at end of 2011	1,042,376	10,073,403
Issued for stock-based compensation plans	(75,995)	75,995

Balance at end of 2012	966,381	10,149,398

Note 14.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2012 and 2011, are as follows:

	2012	2011
	In thousands
Pension liability adjustment	$(4,204)	$(3,439)
Foreign currency translation adjustments	535	(1,189)

	$(3,669)	$(4,628)

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non U.S. subsidiaries.

Note 15.

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three years ended December 31:

	2012	2011	2010
	In thousands, except per share amounts
Numerator for basic and diluted earnings per common share —
Income available to common stockholders:
Income from continuing operations	$14,764	$22,067	$20,006
Income from discontinued operations	1,424	828	486

Net income	$16,188	$22,895	$20,492

Denominator:
Weighted average shares	10,124	10,209	10,219

Denominator for basic earnings per common share	10,124	10,209	10,219
Effect of dilutive securities:
Employee stock options	16	29	67
Other stock compensation plans	94	74	62

Dilutive potential common shares	110	103	129

Denominator for diluted earnings per common share — adjusted weighted average shares and assumed conversions	10,234	10,312	10,348

Basic earnings per share:
Continuing operations	$1.46	$2.16	$1.96
Discontinued operations	0.14	0.08	0.05

Basic earnings per common share	$1.60	$2.24	$2.01

Diluted earnings per share:
Continuing operations	$1.44	$2.14	$1.93
Discontinued operations	0.14	0.08	0.05

Diluted earnings per common share	$1.58	$2.22	$1.98

Dividends paid per common share	$0.10	$0.10	$—

There were no antidilutive shares in 2012, 2011 and 2010.

Note 16.

Income Taxes

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
	In thousands
Deferred tax liabilities:
Goodwill and other intangibles	$(12,057)	$(12,884)
Depreciation	(2,745)	(3,499)
Inventories	(3,433)	(4,333)
Unrepatriated earnings of foreign subsidiary	—	(428)
Other-net	(223)	(174)

Total deferred tax liabilities	(18,458)	(21,318)

Deferred tax assets:
Pension liability	2,787	3,210
Warranty reserve	5,752	2,058
Deferred compensation	1,161	1,601
Accounts receivable	358	924
Contingent liabilities	657	675
Deferred gain on sale / leaseback	—	178
State tax incentives	17	5
Net operating loss carryforwards	59	88
Foreign tax credit carryforwards	112	112

Total deferred tax assets	10,903	8,851

Net deferred tax liability	$(7,555)	$(12,467)

Significant components of the provision for income taxes are as follows:

	2012	2011	2010
	In thousands
Current:
Federal	$9,742	$4,123	$10,023
State	1,977	485	775
Foreign	1,910	2,493	30

Total current	13,629	7,101	10,828

Deferred:
Federal	(3,966)	3,446	1,204
State	(155)	553	111
Foreign	(442)	(515)	(185)

Total deferred	(4,563)	3,484	1,130

Total income tax expense from continuing operating activities	$9,066	$10,585	$11,958

The Company has unrecorded deferred income taxes on the undistributed earnings of its foreign subsidiaries. It is management’s intent and practice to indefinitely reinvest such earnings outside of the U.S. to support the continuing operations of its foreign subsidiaries. As a result of the liquidity and financial strength of the Company’s domestic operations, the Company does not currently anticipate a scenario where repatriation of these earnings would occur. At December 31, 2012, the aggregate undistributed earnings of the foreign subsidiaries (including cumulative unrealized currency gains related to previously taxed income) amounted to approximately $43,304,000. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings because of the complexity of the calculation.

Income before income taxes, as shown in the accompanying consolidated statements of operations, includes the following components:

	2012	2011	2010
	In thousands
Domestic	$16,600	$23,433	$32,067
Foreign	7,230	9,219	(103)

Income from continuing operations, before income taxes	$23,830	$32,652	$31,964

The reconciliation of income tax computed at statutory rates to income tax expense is as follows:

	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
Effect of foreign tax	(3.0)	(2.3)	—
State income tax	4.5	2.2	2.2
Nondeductible expenses	1.4	0.7	0.2
Tax credits	(2.2)	(2.0)	—
Other	2.3	(1.1)	—

	38.0%	32.5%	37.4%

At December 31, 2012 and 2011, the tax benefit of net operating loss carryforwards available for state income tax purposes was approximately $59,000 and $88,000, respectively. The net operating loss carryforwards will expire in 2017 through 2024. The Company has foreign tax credit carryforwards in the amount of $112,000 that will expire in 2014 through 2016. The Company anticipates utilizing these credit carryforwards prior to their expiration and, therefore, has not provided a valuation allowance for these amounts. The Company received approximately $903,000 in state tax refunds in 2011 not previously recognized by the Company as realization was not more likely than not.

The following table provides a reconciliation of unrecognized tax benefits as of December 31, 2012 and 2011:

	2012	2011
	In thousands
Unrecognized tax benefits at beginning of period:	$1,849	$645
Increases based on tax positions for prior periods	220	1,401
Increases based on tax positions related to current period	—	34
Decreases related to settlements with taxing authorities	—	(139)
Decreases as a result of a lapse of the applicable statute of limitations	(24)	(92)

Balance at end of period	$2,045	$1,849

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2,045,000 at December 31, 2012. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2012, the Company had accrued interest and penalties related to unrecognized tax benefits of $320,000.

The Company files income tax returns in the United States and in various state, local and foreign jurisdictions. The Company is subject to federal income tax examinations for the period 2009 forward. With respect to the state, local and foreign filings, the Company is generally subject to income tax examinations for the periods 2008 forward.

Note 17.

Stock-based Compensation

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $1,989,000, $1,958,000 and $1,944,000 for the periods ended 2012, 2011 and 2010, respectively, related to fully-vested stock awards, restricted stock awards and performance unit awards as follows.

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

The 1998 Plan provides for the award of options to key employees and directors to purchase up to 900,000 shares of Common stock at no less than 100% of fair market value on the date of the grant. The 1998 Plan provides for the granting of “nonqualified options” and “incentive stock options” with a duration of not more than ten years from the date of grant. The 1998 Plan also provides that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from date of grant. Non-employee directors were automatically awarded fully vested, nonqualified stock options to acquire 5,000 shares of the Company’s Common stock on each date the outside directors were elected at an annual shareholders’ meeting to serve as directors. The 1998 Plan was amended in May 2006 to remove the automatic awarding of options to outside directors.

The Omnibus Plan allows for the issuance of 900,000 shares of Common stock through the granting of stock options or stock awards (including performance units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The Omnibus Plan provides for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant. The Omnibus Plan also provides that, unless otherwise set forth in the option agreement, options are exercisable in installments of up to 25% annually beginning one year from the date of grant. No options have been granted under the Omnibus Plan and, as such, there was no stock compensation expense related to stock options recorded in 2012, 2011 or 2010.

Certain information for the three years ended December 31, 2012 relative to employee stock options is summarized as follows:

	2012	2011	2010
Number of shares under the plans:
Outstanding and exercisable at beginning of year	39,950	80,950	180,950
Granted	—	—	—
Canceled	—	—	—
Exercised	(17,450)	(41,000)	(100,000)

Outstanding and exercisable at end of year	22,500	39,950	80,950

Number of shares available for future grant:
Beginning of year	315,840	391,881	443,566

End of year	561,655	315,840	391,881

The total intrinsic value of options outstanding and exercisable at December 31, 2012 was $743,000, $773,000 and $2,751,000, respectively.

At December 31, 2012, options outstanding and exercisable under the Company’s equity plans had option prices ranging from $7.81 to $14.77, with a weighted average exercise price of $10.41. At December 31, 2011, options outstanding and exercisable under the Company’s equity plans had option prices ranging from $4.23 to $14.77, with a weighted average exercise price of $8.94 per share. At December 31, 2010, options outstanding and exercisable under the Company’s equity plans had option prices ranging from $2.75 to $14.77, with a weighted average price of $6.95.

The weighted average remaining contractual life of the stock options outstanding at December 31, 2012, 2011 and 2010 were 2.2, 2.8 and 2.7 years, respectively.

The weighted average exercise price per share of the options exercised in 2012, 2011 and 2010 were $7.03, $5.02 and $4.51, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 were $457,000, $1,112,000 and $2,483,000, respectively.

Certain information for the year ended December 31, 2012 relative to stock options at respective exercise price ranges is summarized as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Exercise Price
$7.81 - $8.97	10,000	1.9	$8.39
$9.29 - $14.77	12,500	2.5	12.03

	22,500	2.2	$10.41

Shares issued as a result of stock option exercise generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares.

Fully-Vested Stock Awards

Non-employee directors are automatically awarded 3,500 fully vested shares, or a lesser amount determined by the directors, of the Company’s Common stock on each date the non-employee directors are elected at an annual shareholders’ meeting to serve as directors.

The non-employee directors were granted a total of 12,000, 10,500 and 12,000 fully-vested shares for the years ended December 31, 2012, 2011 and 2010, respectively. Compensation expense recorded by the Company related to fully-vested stock awards to non-employee directors was approximately $337,000, $370,000 and $340,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

In addition to the 12,000 shares of fully-vested stock granted to the non-employee directors in 2010, the Company granted, pursuant to the Omnibus Plan approximately 2,000 fully-vested shares to key employees. The grant date fair value of these fully-vested stock grants was $34.73. The weighted average fair value of all the fully-vested stock grants awarded was $28.05, $35.24 and $29.10 per share for 2012, 2011 and 2010, respectively.

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

For the periods ended December 31, 2012, 2011 and 2010, the Company granted approximately 43,000, 46,000 and 40,000 shares, respectively, of restricted stock under the Omnibus Plan. During 2012, the Company also granted approximately 66,000 shares of restricted stock to an employee director. A summary of restricted stock award activity follows:

Grant Date	Shares	Grant Date Fair Value	Aggregate Fair Value	Vesting Date
March 3, 2010	12,185	$31.92	$389,000	March 3, 2014
May 28, 2010	2,500	28.07	70,000	February 28, 2012
May 28, 2010	17,500	28.07	491,000	May 28, 2014
October 21, 2010	7,500	31.04	233,000	October 21, 2014
March 15, 2011	24,836	38.46	955,000	March 15, 2015
July 21, 2011	16,600	38.44	638,000	July 21, 2015
August 29, 2011	5,000	24.50	123,000	August 29, 2014
February 1, 2012	66,000	30.15	1,990,000	February 1, 2016
March 6, 2012	18,347	27.49	504,000	March 6, 2016
May 23, 2012	8,000	28.05	224,000	May 23, 2016
December 11, 2012	16,330	41.98	686,000	December 12, 2015

These forfeitable Restricted Stock Awards time-vest after a four-year period, unless indicated otherwise by the underlying Restricted Stock Agreement. Certain awards of restricted stock included in the above table provide for partial vesting over a period up to the vesting date listed. Shares issued as a result of Restricted Stock Awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

Performance Unit Awards

Annually, under separate three-year long-term incentive plans, pursuant to the Omnibus Plan, the Company grants performance units. Performance units granted during the periods ended December 31, 2012, 2011 and 2010 are as follows:

Incentive Plan	Grant Date	Units	Grant Date Fair Value	Aggregate Fair Value	Vesting Date
2010 - 2012	March 2, 2010	36,541	$31.83	$1,163,000	March 2, 2013
2011 - 2013	March 15, 2011	34,002	38.46	1,308,000	March 15, 2014
2012 - 2014	March 6, 2012	43,042	27.49	1,183,000	March 6, 2015

In addition, on March 15, 2011 the Company awarded, pursuant to the Omnibus Plan, 1,500 special performance units to a former employee director and 1,000 special performance units to an executive officer. Based on the satisfaction of the underlying performance conditions, these special performance units were converted, net of shares withheld for applicable income tax purposes, into 1,436 and 957 shares, respectively, of the Company’s common stock on March 6, 2012. The grant date fair value of these awards was $38.46 and the aggregate fair value was $58,000 and $38,000, respectively.

Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan. The aggregate fair value in the above table is based upon achieving 100% of the performance targets as defined in the underlying plan. During 2012, the Company reversed $807,000 of incentive compensation recognized in prior years under its separate three-year long-term incentive plans caused by the impact of the product warranty charge on Company performance, as it related to the awards’ underlying performance conditions. More information on the product warranty charge can be found in Note 21, Commitments and Contingent Liabilities.

The number of shares awarded under the respective three year long-term incentive plans was determined using an average grant date fair value over a ten day period as follows:

Incentive Plan	Average Grant date Fair Value	Ten Day Period
2010 - 2012	$29.39	February 2010
2011 - 2013	40.25	February 2011
2012 - 2014	31.60	February 2012

Excluding the fully-vested stock awards granted to non-employee directors, the Company recorded compensation expense of $1,652,000, $1,588,000 and $1,604,000, respectively, for the periods ended December 31, 2012, 2011 and 2010 related to restricted stock and performance unit awards.

The Company issued, pursuant to the Omnibus Plan, approximately 34,000 fully-vested shares during 2012 which were earned under the 2009 – 2011 three year long-term incentive plan. This non-cash transaction of $1,130,000 was reflected as a decrease to Treasury Stock in the Consolidated Balance Sheet at December 31, 2012. During 2011 the Company issued, pursuant to the Omnibus Plan, approximately 20,000 fully-vested shares which were earned under the 2008 – 2010 three year long-term incentive plan. This non-cash transaction of $670,000 was reflected as a decrease to Treasury Stock in the Consolidated Balance Sheet at December 31, 2011.

Shares issued as a result of performance unit awards generally are previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess tax benefit realized for the tax deduction from stock-based compensation approximated $199,000, $425,000 and $961,000 for the years ended December 31, 2012, 2011 and 2010, respectively. This excess tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

Note 18.

Retirement Plans

The Company has five retirement plans which cover its hourly and salaried employees in the United States: three defined benefit plans (one active / two frozen) and two defined contribution plans. Employees are eligible to participate in the appropriate plan based on employment classification. The Company’s funding to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines. The Company policy is to contribute at least the minimum in accordance with the funding standards of ERISA.

The Company’s subsidiary, L.B. Foster Rail Technologies (Rail Technologies), maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan. In the United Kingdom, Rail Technologies maintains both a defined contribution plan and a defined benefit plan. These plans are discussed in further detail below.

United States Defined Benefit Plans

The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plans:

	2012	2011
	In thousands
Changes in benefit obligation:
Benefit obligation at beginning of year	$16,986	$14,955
Service cost	31	30
Interest cost	748	799
Actuarial losses	980	1,896
Benefits paid	(711)	(694)

Benefit obligation at end of year	$18,034	$16,986

Change to plan assets:
Fair value of assets at beginning of year	$12,088	$11,433
Actual gain on plan assets	1,127	266
Employer contribution	758	1,083
Benefits paid	(711)	(694)

Fair value of assets at end of year	13,262	12,088

Funded status at end of year	$(4,772)	$(4,898)

Amounts recognized in the consolidated balance sheet consist of:
Other long-term liabilities	$(4,772)	$(4,898)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$4,675	$4,206
Prior service cost	4	5

	$4,679	$4,211

The actuarial loss included in accumulated other comprehensive loss that will be recognized in net periodic pension cost during 2013 is $212,000, before taxes.

Net periodic pension costs for the three years ended December 31, 2012 are as follows:

	2012	2011	2010
	In thousands
Components of net periodic benefit cost:
Service cost	$31	$30	$31
Interest cost	748	799	264
Expected return on plan assets	(810)	(764)	(286)
Amortization of prior service cost	1	1	—
Recognized net actuarial loss	194	111	106

Net periodic benefit cost	$164	$177	$115

The weighted average assumptions used to measure the projected benefit obligation for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Discount rate	4.0%	4.5%

The weighted average assumptions used to determine net periodic benefit costs for the three years ended December 31, 2012:

	2012	2011	2010
Discount rate	4.00%	5.48%	6.00%

Expected rate of return on plan assets	6.50%	6.70%	7.75%

The expected long-term rate of return is based on numerous factors including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions. Different asset category compositions between the two defined benefit plans led to two different expected rates of return on plan assets in 2011.

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	2012	2011
	In thousands
Projected benefit obligation	$18,034	$16,986
Accumulated benefit obligation	18,034	16,986
Fair value of plan assets	13,262	12,088

Plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and equivalents, bonds, preferred stocks and common stocks. The investment target ranges and actual allocation of pension plan assets by major category at December 31, 2012 and 2011 are as follows:

	Target	2012	2011
Asset Category
Cash and cash equivalents	0 - 10%	7%	4%
Total fixed income funds	30 - 50	31	37
Total mutual funds / equities	50 - 70	62	59

Total		100%	100%

In accordance with the fair value disclosure requirements with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following assets were measured at fair value on a recurring basis at December 31, 2012 and 2011. Additional information regarding FASB ASC 820 and the fair value hierarchy can be found in Note 20, Fair Value Measurements.

	December 31,
	2012	2011
	In thousands
Asset Category
Cash and cash equivalents	$984	$513
Fixed income funds
Government bonds	—	1,342
Corporate bonds	4,168	3,146

Total fixed income funds	4,168	4,488
Equity funds and equities
Mutual funds	7,163	678
Common stock	947	6,409

Total equity funds and equities	8,110	7,087
Total	$13,262	$12,088

Cash equivalents. The Company uses quoted market prices to determine the fair value of these investments in interest-bearing cash accounts and they are classified in Level 1 of the fair value hierarchy. The carrying amounts approximate fair value because of the short maturity of the instruments.

Fixed income funds. Investments within the fixed income funds category consist of fixed income corporate debt and U.S. government and various state agency obligations. The Company uses quoted market prices to determine the fair value of these fixed income funds. These instruments consist of exchange-traded government and corporate bonds and are classified in Level 1 of the fair value hierarchy.

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

The Company expects to contribute approximately $555,000 to its United States defined benefit plans in 2013.

The following benefit payments are expected to be paid:

Pension
Benefits
In thousands
2013	$743
2014	754
2015	766
2016	812
2017	886
Years 2018 — 2022	5,184

United Kingdom Defined Benefit Plans

During 2010, the Conveyors International Limited Pension Plan (Conveyors plan) was merged with the Portec Rail Products (UK) Limited Pension Plan (Portec Rail Plan) a defined benefit pension plan in the United Kingdom. The combined Portec Rail Plan covers some current employees, former employees and retirees of the original Portec Rail Plan along with former employees of the Conveyors plan. The Portec Rail Plan has been frozen to new entrants since April 1, 1997 and also covers the former employees of the Conveyors plan after January 2002. Benefits under the Portec Rail Plan, including the former Conveyors plan, were based on years of service and eligible compensation during defined periods of service. Our funding policy for the Portec Rail Plan is to make minimum annual contributions required by applicable regulations. Contributions of $297,000 and $235,000 were made to the plan on December 31, 2012 and 2011, respectively.

The funded status of the United Kingdom defined benefit plan at year end is as follows:

	2012	2011
	In thousands
Changes in benefit obligation:
Benefit obligation at beginning of year	$6,964	$6,229
Interest cost	338	331
Actuarial losses	652	544
Plan transfers	—	194
Benefits paid	(236)	(309)
Foreign currency exchange rate changes	316	(25)

Benefit obligation at end of year	$8,034	$6,964

Change to plan assets:
Fair value of assets at beginning of year	$5,160	$5,293
Actual gain (loss) on plan assets	596	(233)
Employer contribution	297	235
Plan transfers	—	194
Benefits paid	(236)	(309)
Foreign currency exchange rate changes	234	(20)

Fair value of assets at end of year	6,051	5,160

Funded status at end of year	$(1,983)	$(1,804)

Amounts recognized in the consolidated
balance sheet consist of:
Other long-term liabilities	$(1,983)	$(1,804)

Net periodic pension costs for the three years ended December 31, 2012 are as follows:

	2012	2011
	In thousands
Components of net periodic benefit cost:
Interest cost	$338	$331
Expected return on plan assets	(307)	(337)
Amortization of transition obligation	(49)	(47)
Amortization of prior service cost	23	22
Recognized net actuarial gain	221	107

Net periodic benefit cost	$226	$76

The weighted average assumptions used to measure the benefit obligation for the years ended December 31 were as follows:

	2012	2011
Discount rate	4.3%	4.7%

Expected rate of return on plan assets	5.2%	5.7%

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	2012	2011
	In thousands
Projected benefit obligation	$8,034	$6,964
Accumulated benefit obligation	8,034	6,964
Fair value of plan assets	6,051	5,160

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

Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2012 are as follows:

Portec Rail Plan
Equity securities	Up to 100%
Commercial property	Not to exceed 50%
U.K. Government securities	Not to exceed 50%
Cash	Up to 100%

Substantially all plan assets held within the Portec Rail Plan consists of marketable securities and are classified in Level 1 of the fair value hierarchy.

The plan assets by category for the years ended December 31, are as follows:

	December 31,
	2012	2011
	In thousands
Asset Category
Cash and cash equivalents	$520	$180
Equity securities	2,250	2,286
Bonds	1,529	965
Commercial property	1,636	1,264
Alternatives	116	465

Total	$6,051	$5,160

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates making contributions of $228,000 to the Portec Rail Plan during 2013.

The following estimated future benefits payments are expected to be paid under the Portec Rail Plan:

Pension
Benefits
In thousands
2013	$201
2014	232
2015	257
2016	290
2017	313
Years 2018 — 2022	1,960

Other Post-Retirement Benefit Plan

At Rail Technologies’ operation near Montreal, Quebec, Canada, it maintains a post-retirement benefit plan, which provides retiree life insurance, health care benefits and, for a closed group of employees, dental care. Retiring employees with a minimum of 10 years of service are eligible for the plan benefits. The plan is not funded. Cost of benefits earned by employees is charged to expense as services are rendered. The expense related to this plan was not material for 2012 and 2011. Rail Technologies’ accrued benefit obligation was $1,130,000 and $879,000 as of December 31, 2012 and 2011, respectively. Benefit payments anticipated for 2012 are not material. Accordingly, this obligation is recognized within other long-term liabilities.

The weighted average assumptions used to measure the benefit obligation for the years ended December 31 were as follows:

	2012	2011
Discount rate	4.4%	5.3%

Weighted average health care trend rate	6.6%	7.0%

The weighted average health care rate trends downward to an ultimate rate of 4.40% in 2032.

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

The Company’s Rail Technologies subsidiary maintains a defined contribution plan covering all non-union employees at its Montreal, Quebec, Canada location (Montreal Plan). Under the terms of the Montreal Plan, Rail Technologies may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the Montreal Plan.

The Company’s Rail Technologies subsidiary also maintains a defined contribution plan covering substantially all employees at its United Kingdom locations (U.K. Plan). Benefits under the U.K. Plan are provided under no formal written agreement. Under the terms of the defined contribution U.K. Plan, Rail Technologies may make non-elective contributions of between 3% and 10% of each employee’s compensation.

Finally, the Company’s Rail Technologies subsidiary maintains a defined contribution plan covering substantially all of the employees of at its Burnaby, British Columbia, Canada location (Burnaby Plan). Under the terms of the Burnaby Plan, Rail Technologies makes a non-elective contribution of 4% of each employee’s compensation and may also contribute 30% of the first 6% of each employee’s compensation contributed to the Burnaby Plan.

The following table summarizes the expense associated with the contributions made to these plans. Due to the Company not acquiring Rail Technologies until December 15, 2010, there were no contributions made by the Company to the Montreal, U.K. or Burnaby Plans in 2010.

	2012	2011	2010
	In thousands
Salaried Plan	$2,028	$1,846	$1,700
Union Plan	79	62	34
Montreal Plan	126	101	—
U.K. Plan	116	122	—
Burnaby Plan	143	106	—

	$2,492	$2,237	$1,734

Note 19.

Rental and Lease Information

The Company has capital and operating leases for certain plant facilities, office facilities, and equipment. Rental expense for the years ended December 31, 2012, 2011 and 2010 amounted to $3,762,000, $4,367,000 and $3,674,000, respectively. Generally, land and building leases include escalation clauses.

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2012:

	Capital	Operating
Year ending December 31,	Leases	Leases
	In thousands
2013	$37	$3,138
2014	23	2,752
2015	5	2,051
2016	—	1,525
2017 and thereafter	—	2,998

Total minimum lease payments	65	$12,464

Less amount representing interest	3

Total present value of minimum payments	62
Less current portion of such obligations	35

Long-term obligations with interest rates ranging from 1.74% to 8.46%	$27

Assets recorded under capital leases are as follows:

	2012	2011
	In thousands
Land improvements	$6,373	$6,372
Machinery and equipment at cost	6,395	6,399
Buildings	399	399

	13,167	13,170
Less accumulated amortization	12,556	11,019

Net capital lease assets	$611	$2,151

Included in the Company’s “Other Income” in the Consolidated Statements of Operations are gains recognized in connection with the Company’s 2008 sale-leaseback transaction. During 2011, the Company provided the lessor of the Houston, TX property with written notice of the Company’s termination of the lease in its entirety effective April 30, 2012. As a result of this termination, the Company recognized $577,000 of previously deferred gain and is recorded in other income in the Consolidated Statement of Operations. Including this amount, the Company recorded approximately $456,000, $1,081,000 and $215,000 within “Other Income” related to this transaction for the periods ended December 31, 2012, 2011 and 2010, respectively.

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

Cash equivalents. Included within “Cash and cash equivalents” are investments in money market funds with various underlying securities all of which maintain AAA credit ratings. Also included within cash equivalents are our investments in non-domestic bank certificates of deposit. The Company uses quoted market prices to determine the fair value of these investments and they are classified in Level 1 of the fair value hierarchy. The carrying amounts approximate fair value because of the short maturity of the instruments.

IDSI acquisition notes. The Company issued non-interest bearing notes associated with its 2010 acquisition of Interlocking Deck Systems International, LLC (IDSI). The Company determined the fair value of these notes by computing the present value of the note payments using an interest rate formula applicable to the Company’s long-term debt. This note was paid during 2012. The note was included within “Current maturities of long-term debt” at December 31, 2011.

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Domestic money market funds	$58,620	$58,620	$—	$—
Non domestic bank certificates of deposit	26,045	26,045	—	—

Cash equivalents at fair value	84,665	84,665	—	—

Total Assets	$84,665	$84,665	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	In thousands
Assets
Domestic money market funds	$42,273	$42,273	$—	$—
Non domestic bank certificates of deposit	22,520	22,520	—	—

Cash equivalents at fair value	64,793	64,793	—	—

Total Assets	$64,793	$64,793	$—	$—

Liabilities
IDSI acquisition short-term note	$(945)	$—	$(945)	$—

Total current maturities of other long-term debt	(945)	—	(945)	—

Total Liabilities	$(945)	$—	$(945)	$—

Information regarding the fair value disclosures associated with the assets of the Company’s defined benefit plans can be found in Note 18, Retirement Plans.

Note 21.

Commitments and Contingent Liabilities

Product Liability Claims

On July 12, 2011, the UPRR notified (UPRR Notice) the Company and its subsidiary, CXT Incorporated (CXT), of a warranty claim under CXT’s 2005 supply contract relating to the sale of prestressed concrete railroad ties to the UPRR. The UPRR asserted that a significant percentage of concrete ties manufactured in 2006 through 2011 at CXT’s Grand Island, NE facility failed to meet contract specifications, had workmanship defects and were cracking and failing prematurely. Approximately 1.6 million ties were sold from Grand Island, NE to the UPRR during the period the UPRR had claimed nonconformance. The 2005 contract called for each concrete tie which failed to conform to the specifications or had a material defect in workmanship to be replaced with 1.5 new concrete ties, provided, that UPRR within five years of the sale of a concrete tie, notified CXT of such failure to conform or such defect in workmanship. The UPRR Notice did not specify how many ties manufactured during this period were defective nor the exact nature of the alleged workmanship defect. Additionally, UPRR notified the Company that a customer of the UPRR asserted that a representative sample of ties manufactured by the Company’s Grand Island, NE facility failed a test contained in the contract specification. At the customer’s request, UPRR removed approximately 115,000 concrete ties, which were a subset of the ties subject to the UPRR Notice.

Beginning in July 2011 through the second quarter of 2012, the Company worked with material scientists and prestressed concrete experts to test a representative sample of Grand Island, NE concrete ties and assess warranty claims for certain concrete ties made in its Grand Island, NE facility between 1998 and 2011. The Company discontinued manufacturing operations in Grand Island, NE in early 2011.

During 2012, the Company completed sufficient testing and analysis to further understand this matter. Additionally, in a combined effort with UPRR, the Company analyzed Grand Island, NE concrete ties in track. Based upon these findings, the Company believed it discovered conditions, which largely related to the 2006 to 2007 manufacturing period, that can shorten the life of the concrete ties produced during this period. The Company also agreed on a process with the UPRR for identifying, prioritizing and replacing ties that meet the criteria for replacement. This process will be applied to the ties the Company shipped to the UPRR from its Grand Island, NE facility from 1998 to 2011. During most of this period the Company’s warranty policy for UPRR carried a 5 year warranty with a 1.5:1 replacement ratio for any defective ties. In order to accommodate the UPRR and other customer concerns, the Company reverted to a previously used warranty policy. This will result in all concrete ties with a 5 year warranty and a 1.5:1 replacement ratio, now having a 15 year warranty and a 1:1 replacement ratio. This change will provide an additional 10 years of warranty protection. The 1:1 replacement ratio will furnish one tie for each tie replaced under the Company’s claims process. During the fourth quarter of 2012, the Company reached agreement with the UPRR resulting in the Company and the UPRR working together to identify and replace defective ties. The process of planning and documenting will be done by both the Company and the UPRR to ensure this is done in a timely manner. In connection with this agreement, the Company and the UPRR agreed on a cash payment of $12.0 million to the UPRR as compensation for concrete ties replaced by the UPRR during the investigation period.

During 2012, as a result of testing the Company conducted on concrete ties manufactured at its former Grand Island, NE facility and of the related developments of the UPRR and other customer matters, the Company recorded pre-tax warranty charges of approximately $22.0 million in “Cost of Goods Sold” within its Rail Products segment based on the Company’s estimate of the number of defective concrete ties that will ultimately require replacement during the applicable warranty periods.

The Company is subject to product warranty claims that arise in the ordinary course of its business. For certain manufactured products, the Company maintains a product warranty accrual which is adjusted on a monthly basis as a percentage of cost of sales. This product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims. The following table sets forth the Company’s continuing operating activities product warranty accrual:

In thousands
Balance at December 31, 2010	$4,403
Additions to warranty liability	4,437
Warranty liability utilized	(2,208)

Balance at December 31, 2011	6,632
Additions to warranty liability	24,252
Warranty liability utilized	(15,157)

Balance at December 31, 2012	$15,727

Included within the above table are concrete tie warranty reserves of approximately $14,837,000, $5,160,000 and $1,966,000, respectively, as of December 31, 2012, 2011 and 2010. For the periods ended December 31, 2012, 2011 and 2010, the Company recorded approximately $23,019,000, $3,469,000 and $750,000, respectively, in pre-tax concrete tie warranty charges within “Cost of Goods Sold” in the Company’s Rail Products segment primarily related to concrete ties manufactured at the Company’s former Grand Island, NE facility.

While the Company believes this is a reasonable estimate of these potential warranty claims, these estimates could change due to new information and future events. There can be no assurance at this point that future potential costs pertaining to these claims or other potential future claims will not have a material impact on the Company’s results of operations.

Environmental and Legal Proceedings

The Company is subject to national, state, foreign, provincial and/or local laws and regulations relating to the protection of the environment. The Company is monitoring its potential environmental exposure related to current and former Rail Technologies facilities. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings. In the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, results of operations, cash flows, competitive position or capital expenditures of the Company.

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

As of December 31, 2012 and December 31, 2011, the Company maintained environmental and litigation reserves approximating $2,141,000 and $2,184,000, respectively.

On January 11, 2012, CXT received a subpoena from the United States Department of Transportation Inspector General (IG) requesting records related to its manufacture of concrete railroad ties in Grand Island, NE. CXT and the Company have been cooperating fully with the IG.

Note 22.

Quarterly Financial Information (Unaudited)

As more fully described in Note 4 of the Notes to the Consolidated Financial Statements, “Discontinued Operations,” the Company sold its SSD and Precise businesses in June 2012 and August 2012, respectively. The operations of these divisions qualify as a “component of an entity” under FASB ASC 205-20 and thus, the operations have been reclassified as discontinued and prior periods have been reclassified to conform to this presentation.

Quarterly financial information for the years ended December 31, 2012 and 2011 is presented below:

	2012
	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter(2)	Quarter	Total
	In thousands, except per share amounts
Net sales	$114,291	$163,180	$170,346	$140,724	$588,541
Gross profit	$21,652	$12,334	$30,713	$27,570	$92,269
Income from continuing operations	$2,979	$(3,321)	$8,463	$6,643	$14,764
Income from discontinued operations	$390	$1,250	$(238)	$22	$1,424
Net income	$3,369	$(2,071)	$8,225	$6,665	$16,188
Basic earnings per common share:
From continuing operations	$0.30	$(0.33)	$0.83	$0.65	$1.46
From discontinued operations	$0.04	$0.12	$(0.02)	$—	$0.14
Basic earnings per common share	$0.33	$(0.20)	$0.81	$0.66	$1.60
Diluted earnings per common share:
From continuing operations	$0.29	$(0.33)	$0.83	$0.65	$1.44
From discontinued operations	$0.04	$0.12	$(0.02)	$—	$0.14
Diluted earnings per common share	$0.32	$(0.20)	$0.81	$0.65	$1.58
Dividends paid per common share	$0.025	$0.025	$0.025	$0.025	$0.10

(1)	Includes a pre-tax gain of approximately $3,508,000 from the Company’s sale of SSD.

(2)	Includes a pre-tax loss of approximately $315,000 from the Company’s sale of Precise.

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(3)	Quarter	Total
	In thousands, except per share amounts
Net sales	$113,688	$169,591	$158,323	$133,735	$575,337
Gross profit	$16,986	$25,306	$29,594	$26,524	$98,410
Income from continuing operations	$605	$6,294	$9,351	$5,817	$22,067
Income from discontinued operations	$(76)	$229	$389	$286	$828
Net income	$529	$6,523	$9,740	$6,103	$22,895
Basic earnings per common share:
From continuing operations	$0.06	$0.61	$0.92	$0.58	$2.16
From discontinued operations	$(0.01)	$0.02	$0.04	$0.03	$0.08
Basic earnings per common share	$0.05	$0.63	$0.96	$0.61	$2.24
Diluted earnings per common share:
From continuing operations	$0.06	$0.60	$0.91	$0.57	$2.14
From discontinued operations	$(0.01)	$0.02	$0.04	$0.03	$0.08
Diluted earnings per common share	$0.05	$0.63	$0.95	$0.60	$2.22
Dividends paid per common share	$—	$0.050	$0.025	$0.025	$0.10

(3)	Includes a pre-tax gain of approximately $577,000 associated with the early termination of the lease associated with the Company’s sale-leaseback transaction.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

L.B. Foster Company (the Company) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Managements’ Report on Internal Control Over Financial Reporting

The management of L.B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a — 15(f). L.B. Foster Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

L.B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

The information required by this Item regarding the directors of the Company is incorporated herein by reference to the information included in the Company’s proxy statement for the 2013 annual meeting of stockholders (the “Proxy Statement”) under the caption “Election of Directors.”

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

The information required by this Item regarding our audit committee and the audit committee financial expert(s) is incorporated herein by reference to the information included in the Proxy Statement under the caption “Corporate Governance — Board Committees — Audit Committee.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item regarding executive compensation is incorporated herein by reference to the information included in the Proxy Statement under the captions “Director Compensation — 2012,” “Executive Compensation,” “Summary Compensation Table (2012, 2011 and 2010),” “Grants of Plan-Based Awards in 2012,” “Outstanding Equity Awards At 2012 Fiscal Year-End,” “2012 Options Exercises and Stock Vested Table,” “2012 Nonqualified Deferred Compensation,” “Change-In-Control,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

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

The information required by this Item regarding transactions with related persons is incorporated herein by reference to the information included in the Proxy Statement under the caption “Corporate Governance — Transactions with Related Parties.”

The information required by this Item regarding director independence is incorporated herein by reference to information included in the Proxy Statement under the caption “Corporate Governance — The Board and Board Meetings.”

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

The following documents are filed as a part of this Report:

(a)(1).    Financial Statements

The following Reports of Independent Registered Public Accounting Firm, consolidated financial statements, and accompanying notes are included in Item 8 of this Report:

(a)(2).    Financial Statement Schedule

Schedules for the Three Years Ended December 31, 2012, 2011 and 2010:

II — Valuation and Qualifying Accounts.

The remaining schedules are omitted because of the absence of conditions upon which they are required.

(a)(3).    Exhibits

The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

L. B. FOSTER COMPANY AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	(2)	(1)	at End
	of Year	Expenses	Other	Deductions	of Year
	In thousands
2012
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,725	$(319)	$—	$507	$899

2011
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,524	$275	$—	$74	$1,725

2010
Deducted from assets to which they apply:
Allowance for doubtful accounts	$951	$274	$299	$—	$1,524

(1)	Notes and accounts receivable written off as uncollectible.

(2)	Other additions relate to the Rail Technologies acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L.B. FOSTER COMPANY

Date: March 8, 2013	By:	/s/ Robert P. Bauer
(Robert P. Bauer,
President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Lee B. Foster II	Chairman of the Board and Director	March 8, 2013
(Lee B. Foster II)

By:	/s/ Robert P. Bauer	President, Chief Executive Officer	March 8, 2013
	(Robert P. Bauer)	and Director

By:	/s/ Peter McIlroy II	Director	March 8, 2013
(Peter McIlroy II)

By:	/s/ G. Thomas McKane	Director	March 8, 2013
(G. Thomas McKane)

By:	/s/ Diane B. Owen	Director	March 8, 2013
(Diane B. Owen)

By:	/s/ William H. Rackoff	Director	March 8, 2013
(William H. Rackoff)

By:	/s/ Suzanne B. Rowland	Director	March 8, 2013
(Suzanne B. Rowland)

By:	/s/ David J. Russo	Senior Vice President,	March 8, 2013
	(David J. Russo)	Chief Financial Officer
and Treasurer

By:	/s/ Christopher T. Scanlon	Controller and Chief Accounting	March 8, 2013
	(Christopher T. Scanlon)	Officer

Item 6. EXHIBITS

The Exhibits marked with an asterisk are filed herewith. All exhibits are incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated February 16, 2010, by and among L.B. Foster Company, Foster Thomas Company and Portec Rail Products, Inc. filed as Exhibit 2.1 to Form 8-K on February 17, 2010.
2.2	First Amendment to Agreement and Plan of Merger, dated as of May 13, 2010, by and among Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company filed as Exhibit 2.1 to Form 8-K on May 13, 2010.
2.3	Second Amendment to Agreement and Plan of Merger, dated August 30, 2010, by and among Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company filed as Exhibit 2.1 to Form 8-K on August 30, 2010.
2.4	Asset Purchase Agreement between Interlocking Deck Systems International, LLC and the Registrant dated March 23, 2010 filed as Exhibit 10.25 to Form 8-K on March 29, 2010.
3.1	Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2003.
3.2	Bylaws of the Registrant, filed as Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2012.
4.1	Rights Agreement, amended and restated as of November 19, 2012, between L.B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, filed as Exhibit 4.1 to Form 8-K on November 20, 2012.
10.1	$125,000,000 Revolving Credit Facility Credit Agreement dated May 2, 2011, between Registrant and PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., and Citizens Bank of Pennsylvania, filed as Exhibit 10.0 to Form 8-K on May 4, 2011.
10.2	First Amendment to Credit Agreement, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2012.
**10.3	Employment Agreement with Robert P. Bauer, dated January 18, 2012, filed as Exhibit 10.1 to Form 8-K on January 23, 2012.
**10.4	Employment Agreement with Kevin R. Haugh, filed as Exhibit 10.54 to Form 10-Q on November 9, 2011
**10.5	Letter Agreement with Stan Hasselbusch, dated January 23, 2012, filed as Exhibit 10.2 to Form 8-K on January 23, 2012.
**10.6	2006 Omnibus Plan, as amended and restated May 18, 2011, filed as Exhibit A to the Company’s Proxy Statement on Schedule 14A on April 8, 2011.
**10.7	Form of Restricted Stock Agreement (for grants made prior to December 23, 2011), filed as Exhibit 10.1 to Form 8-K on December 21, 2011.
**10.8	Amended Form of Restricted Stock Agreement (for grants made on or after December 23, 2011), filed as Exhibit 10.2 to Form 8-K on December 21, 2011.
**10.9	Restricted Stock Agreement between Registrant and Stan L. Hasselbusch dated May 28, 2010 filed as Exhibit 10.61 to Form 8-K on June 1, 2010.
**10.10	Restricted Stock Agreement between Registrant and David J. Russo dated May 28, 2010 filed as Exhibit 10.62 to Form 8-K on June 1, 2010.
**10.11	Retention Performance Share Unit Award Agreement between Registrant and Stan L. Hasselbusch dated March 15, 2011 filed as Exhibit 10.63 to Form 8-K on March 21, 2011.
**10.12	Retention Performance Share Unit Award Agreement between Registrant and David R. Sauder dated March 15, 2011, filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 2011.

**10.13	Form of Performance Share Unit Award Agreement (2008 – 2011), filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2011.
**10.13.1	Form of Performance Share Unit Award Agreement (2012), filed as Exhibit 10.15.1 to Form 10-K for the year ended December 31, 2011.
*10.13.2	Form of Performance Share Unit Award Agreement (2013), filed herewith. **
**10.14	Executive Annual Incentive Compensation Plan, filed as Exhibit 10.59 to Form 8-K on March 12, 2008.
*10.15	Amended and Restated Key Employee Separation Plan, filed herewith. **
**10.16	Restated Supplemental Executive Retirement Plan, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012.
**10.17	Amended and Restated 1985 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.33.2 to Form 10-K for the year ended December 31, 2010.
**10.18	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34 to Form 10-K for the year ended December 31, 2010.
**10.19	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, filed as Exhibit 10.34.1 to Form 10-K for the year ended December 31, 2010.
**10.20	Medical Reimbursement Plan (MRP1) effective January 1, 2006, filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2010.
**10.21	Medical Reimbursement Plan (MRP2) effective January 1, 2006, filed as Exhibit 10.45.1 to Form 10-K for the year ended December 31, 2010.
**10.22	Amendments to MRP2 filed as Exhibit 10.45.2 to Form 10-K for the year ended December 31, 2010.
**10.23	Leased Vehicle / Vehicle Allowance Policy, as amended and restated on September 1, 2007, filed as Exhibit 10.46 to Form 10-K for the year ended December 31, 2010.
**10.24	Summary of Director Compensation, filed as Exhibit 10.53 to Form 10-Q for the quarter ended September 30, 2011.
*21	List of Subsidiaries
*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Taxonomy Extension Schema Document.
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Exhibits marked with an asterisk are filed herewith.
**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.
***	In accordance with SEC Release 33-8238, the certifications contained in Exhibits 32 are being furnished and not filed. In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections