Form 10-Q
period 2013-03-31
FOSTER L B CO
filed 2013-05-07
CIK 352825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from            to

Commission File Number: 0-10436

L. B. Foster Company

(Exact name of Registrant as specified in its charter)

Pennsylvania	25-1324733
(State of Incorporation)	(I. R. S. Employer Identification No.)

415 Holiday Drive, Pittsburgh, Pennsylvania	15220
(Address of principal executive offices)	(Zip Code)

(412) 928-3400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common Stock, Par Value $.01	10,167,467 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,435	$101,464
Accounts receivable - net	72,118	59,673
Inventories - net	107,063	107,108
Current deferred tax assets	4,585	4,585
Prepaid income tax	3,045	1,195
Other current assets	3,127	1,903
Current assets of discontinued operations	308	464

Total current assets	271,681	276,392
Property, plant and equipment - net	41,491	42,333
Other assets:
Goodwill	41,237	41,237
Other intangibles - net	39,464	40,165
Investments	4,130	4,332
Other assets	1,626	1,663

Total Assets	$399,629	$406,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$40,937	$50,454
Deferred revenue	12,065	7,447
Accrued payroll and employee benefits	5,614	9,604
Accrued warranty	15,101	15,727
Current maturities of long-term debt	23	35
Other accrued liabilities	9,165	8,596
Liabilities of discontinued operations	67	106

Total current liabilities	82,972	91,969
Long-term debt	21	27
Deferred tax liabilities	11,957	12,140
Other long-term liabilities	13,968	14,411
Stockholders’ equity:
Common stock, par value $.01, authorized 20,000,000 shares; shares issued at March 31, 2013 and December 31, 2012, 11,115,779; shares outstanding at March 31, 2013 and December 31, 2012, 10,167,467 and 10,149,398	111	111
Paid-in capital	46,074	46,290
Retained earnings	274,928	270,311
Treasury stock - at cost, Common Stock, 948,312 shares at March 31, 2013 and 966,381 shares at December 31, 2012	(24,979)	(25,468)
Accumulated other comprehensive loss	(5,423)	(3,669)

Total stockholders’ equity	290,711	287,575

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$399,629	$406,122

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net sales	$129,321	$114,291
Cost of goods sold	104,473	92,639

Gross profit	24,848	21,652
Selling and administrative expenses	17,130	16,930
Amortization expense	701	699
Interest expense	133	139
Interest income	(206)	(100)
Equity in income of nonconsolidated investment	(176)	(23)
Other income	(178)	(486)

	17,404	17,159

Income from continuing operations before income taxes	7,444	4,493
Income tax expense	2,493	1,514

Income from continuing operations	4,951	2,979

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(39)	604
Income tax (benefit) expense	(15)	214

(Loss) income from discontinued operations	(24)	390

Net income	$4,927	$3,369

Basic earnings per common share:
From continuing operations	$0.49	$0.30
From discontinued operations	(0.00)	0.04

Basic earnings per common share	$0.49	$0.33

Diluted earnings per common share:
From continuing operations	$0.48	$0.29
From discontinued operations	(0.00)	0.04

Diluted earnings per common share	$0.48	$0.33

Dividends paid per common share	$0.030	$0.025

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Net income	$4,927	$3,369

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,745)	(1,202)
Unrealized derivative gain on cash flow hedges (net of tax expense of $-, $5)	—	9
Reclassification of unrealized derivative gain on cash flow hedges to earnings (net of tax expense of: $5, $-)	(9)	—

Other comprehensive loss, net of tax:	(1,754)	(1,193)

Comprehensive income	$3,173	$2,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$4,951	$2,979
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred income taxes	(221)	(203)
Depreciation and amortization	2,365	3,020
Equity in income of nonconsolidated investment	(176)	(23)
(Gain) loss on sale of property, plant and equipment	(8)	64
Deferred gain amortization on sale-leaseback	—	(342)
Share-based compensation	631	739
Excess tax benefit from share-based compensation	(189)	(48)
Change in operating assets and liabilities:
Accounts receivable	(12,852)	7,258
Inventories	(295)	(3,822)
Other current assets	(1,298)	(1,448)
Prepaid income tax	(1,593)	1,739
Other noncurrent assets	91	33
Accounts payable - trade	(9,363)	(6,811)
Deferred revenue	4,660	(1,501)
Accrued payroll and employee benefits	(3,940)	(4,413)
Other current liabilities	(78)	210
Other liabilities	(301)	(281)

Net cash used by continuing operating activities	(17,616)	(2,850)

Net cash provided by discontinued operations	124	447

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	8	7
Capital expenditures on property, plant and equipment	(1,031)	(2,467)
Capital distributions received from equity method investment	378	—

Net cash used by continuing investing activities	(645)	(2,460)

Net cash used by discontinued operations	—	(39)

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,

	2013	2012

	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of other long-term debt	(18)	(1,361)
Proceeds from exercise of stock options and stock awards	—	13
Treasury stock acquisitions	(547)	(224)
Cash dividends on common stock paid to shareholders	(310)	(257)
Excess tax benefit from share-based compensation	189	48

Net cash used by continuing financing activities	(686)	(1,781)

Effect of exchange rate changes on cash and cash equivalents	(1,206)	707
Net decrease in cash and cash equivalents	(20,029)	(5,976)
Cash and cash equivalents at beginning of period	101,464	73,727

Cash and cash equivalents at end of period	$81,435	$67,751

Supplemental disclosure of cash flow information:
Interest paid	$86	$106

Income taxes paid	$4,076	$546

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Amounts included in the balance sheet as of December 31, 2012 were derived from our audited balance sheet. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In this Form 10-Q, references to “we,” “us,” “our,” “L.B. Foster,” and the “Company” refer collectively to L.B. Foster and its consolidated subsidiaries.

During 2012, the Company sold substantially all of the assets and liabilities of its railway securement business, Shipping Systems Division (SSD), and its precise structural products business, Precise. As a result of these transactions, certain amounts included in the prior year period Condensed Consolidated Financial Statements have been reclassified for comparative purposes to conform with the presentation of discontinued operations.

2. RECENTLY ADOPTED AND ISSUED ACCOUNTING STANDARDS

On January 1, 2013, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the testing of indefinite-lived intangible assets for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. Notwithstanding the adoption of these changes, management plans to proceed directly to the two-step quantitative test for the Company’s indefinite-lived intangible assets. The adoption of these changes had no impact on the Company’s Condensed Consolidated Financial Statements.

On January 1, 2013, the Company adopted changes issued by the FASB to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. The adoption of these changes is displayed in the Company’s Condensed Consolidated Statements of Comprehensive Income.

In March 2013, the FASB issued changes to a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. These changes become effective for the Company on January 1, 2014. Management has determined that the adoption of these changes will not have an impact on the Company’s Condensed Consolidated Financial Statements, unless the Company disposes of one of its foreign entities.

3. BUSINESS SEGMENTS

The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. Each segment represents a revenue-producing component of the Company for which separate financial information is produced internally and which are subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources. The Company is a leading manufacturer, fabricator, and distributor of products and services for rail, construction, energy and utility markets.

The following table illustrates revenues and profits from continuing operations of the Company by segment for the periods indicated:

	Three Months Ended
	March 31, 2013		March 31, 2012
	Net	Segment	Net	Segment
	Sales	Profit	Sales	Profit
Rail products	$81,399	$6,201	$66,631	$3,449
Construction products	36,811	462	38,363	475
Tubular products	11,111	2,607	9,297	2,312

Total	$129,321	$9,270	$114,291	$6,236

Segment profits from continuing operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from continuing operations from December 31, 2012. Internal cost of capital charges are eliminated during the consolidation process.

The following table provides a reconciliation of reportable segment net profit from continuing operations to the Company’s consolidated total:

	Three Months Ended
	March 31,
	2013	2012
Income for reportable segments	$9,270	$6,236
Interest expense	(133)	(139)
Interest income	206	100
Other income	178	486
LIFO expense	(240)	(45)
Equity in income of nonconsolidated investment	176	23
Corporate expense, cost of capital elimination and other unallocated charges	(2,013)	(2,168)

Income from continuing operations before income taxes	$7,444	$4,493

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill at March 31, 2013 and December 31, 2012 was $41,237, of which $38,026 is attributable to the Company’s Rail Products segment and $3,211 is attributable to the Construction Products segment.

The Company performs goodwill impairment tests at least annually if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. No goodwill impairment test was required in connection with these evaluations for the three months ended March 31, 2013. In 2012, the Company performed its annual evaluation of the carrying value of its goodwill during the fourth quarter of 2012. No goodwill impairment charge was required in connection with this evaluation in 2012.

As of March 31, 2013 and December 31, 2012, identified intangible assets of $2,305 are attributable to the Company’s Construction Products segment and $44,506 are attributable to the Company’s Rail Products segment. The components of the Company’s intangible assets are as follows:

	March 31, 2013
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
Non-compete agreements	5	$380	$(369)	$11
Patents	10	815	(421)	394
Customer relationships	23	19,960	(2,760)	17,200
Supplier relationships	5	350	(161)	189
Trademarks	17	6,280	(987)	5,293
Technology	18	19,026	(2,649)	16,377

		$46,811	$(7,347)	$39,464

	December 31, 2012
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
Non-compete agreements	5	$380	$(367)	$13
Patents	10	815	(412)	403
Customer relationships	23	19,960	(2,488)	17,472
Supplier relationships	5	350	(143)	207
Trademarks	17	6,280	(879)	5,401
Technology	18	19,026	(2,357)	16,669

		$46,811	$(6,646)	$40,165

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 20 years. Amortization expense from continuing operations for the three-month periods ended March 31, 2013 and 2012 was $701 and $699, respectively.

Estimated amortization expense from continuing operations for the remainder of 2013 and the years 2014 and thereafter is as follows:

Amortization Expense
2013	$2,080
2014	2,781
2015	2,506
2016	2,412
2017	2,345
2018 and thereafter	27,340

$39,464

5. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and while collateral is not required, the Company often receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Trade accounts receivable from continuing operations at March 31, 2013 and December 31, 2012 have been reduced by an allowance for doubtful accounts of $867 and $899, respectively.

6. INVENTORIES

Inventories of continuing operations of the Company at March 31, 2013 and December 31, 2012 are summarized in the following table:

	March 31,	December 31,
	2013	2012
Finished goods	$80,204	$78,715
Work-in-process	16,740	17,693
Raw materials	19,423	19,764

Total inventories at current costs	116,367	116,172
Less: LIFO reserve	(9,304)	(9,064)

	$107,063	$107,108

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

7. INVESTMENTS

The Company is a member of a joint venture with L B Industries, Inc. and James Legg until June 30, 2019. The Company and L B Industries, Inc. each have a 45% ownership interest in the joint venture, L B Pipe & Coupling Products, LLC (JV). The JV manufactures, markets and sells various precision coupling products for the energy, utility and construction markets. Under the terms of the JV agreement, as amended, the Company was required to make capital contributions totaling approximately $3,000. The Company fulfilled these commitments during 2011. The other JV members are required to make proportionate contributions in accordance with their ownership percentages in the JV.

Under applicable guidance for variable interest entities in ASC 810, “Consolidation,” the Company determined that the JV is a variable interest entity. The Company concluded that it is not the primary beneficiary of the variable interest entity, as the Company does not have a controlling financial interest and does not have the power to direct the activities that most significantly impact the economic performance of the JV. Accordingly, the Company concluded that the equity method of accounting remains appropriate.

As of March 31, 2013 and December 31, 2012, the Company had a nonconsolidated equity method investment of $4,130 and $4,332, respectively.

The Company recorded equity in the income of the JV of approximately $176 and $23 for the three months ended March 31, 2013 and 2012, respectively. During the period ending March 31, 2013, each of the JV members received a proportional distribution of equity from the JV. The Company’s 45% ownership interest resulted in a cash distribution of $378. There were no changes to the members’ ownership interests as a result of the distribution.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the JV for its operations. The carrying amounts with the maximum exposure to loss of the Company at March 31, 2013 and December 31, 2012, respectively, are as follows:

	March 31,	December 31,
	2013	2012
Equity method investment	$4,130	$4,332
Net investment in direct financing lease	1,302	1,327

	$5,432	$5,659

The Company is leasing five acres of land and two facilities to the JV over a period of 9.5 years, with a 5.5 year renewal period. In November 2012, the Company executed the first amendment to its lease with the JV. The amendment included the addition of a second facility built by the Company that is now leased to the JV. As a result of the amendment, monthly rent over the term of the lease increased by approximately $7. The current monthly lease payments approximate $17, with a balloon payment of approximately $488, which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease. This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” The Company maintained a net investment in this direct financing lease of approximately $1,302 and $1,327 at March 31, 2013 and December 31, 2012, respectively.

The following is a schedule of the direct financing minimum lease payments for the remainder of 2013 and the years 2014 and thereafter:

Minimum Lease Payments
2013	$81
2014	114
2015	122
2016	131
2017	140
2018 and thereafter	714

$1,302

8. DEFERRED REVENUE

Deferred revenue of $12,065 and $7,447 as of March 31, 2013 and December 31, 2012, respectively, consists of customer payments received for which the revenue recognition criteria have not yet been met. The Company has significantly fulfilled its obligations under the contracts and the customers have paid, but due to the Company’s continuing involvement with the material, revenue is precluded from being recognized until title passes to the customer.

9. BORROWINGS

United States

On May 2, 2011, the Company, its domestic subsidiaries, and certain of its Canadian subsidiaries entered into a new $125,000 Revolving Credit Facility Credit Agreement (Credit Agreement) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A. and Citizens Bank of Pennsylvania. This Credit Agreement replaced a prior revolving credit facility with a maximum credit line of $90,000 and a $20,000 term loan. The Credit Agreement provides for a five-year, unsecured revolving credit facility that permits borrowing up to $125,000 for the U.S. borrowers and a sublimit of the equivalent of $15,000 U.S. dollars that is available to the Canadian borrowers. Provided no event of default exists, the Credit Agreement contains a provision that provides for an increase in the revolver facility of $50,000 that can be allocated to existing or new lenders if the Company’s borrowing requirements should increase. The Credit Agreement includes a sublimit of $20,000 for the issuance of trade and standby letters of credit.

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

The Credit Agreement permits the Company to pay dividends and distributions and make redemptions with respect to its stock provided no event of default or potential default (as defined in the Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Dividends, distributions, and redemptions are capped at $15,000 per year when funds are drawn on the facility. If no drawings on the facility exist, dividends, distributions, and redemptions in excess of $15,000 per year are subjected to a limitation of $75,000 in the aggregate. The $75,000 aggregate limitation also includes certain loans, investments, and acquisitions. The Company is permitted to acquire the stock or assets of other entities with limited restrictions, provided that the Leverage Ratio does not exceed 2.50 to 1.00 after giving effect to the acquisition.

Other restrictions exist at all times including, but not limited to, limitation of the Company’s sale of assets, other indebtedness incurred by either the borrowers or the non-borrower subsidiaries of the Company, guaranties, and liens.

On July 9, 2012, the Company amended the Credit Agreement to increase the limit applicable to the Company’s sale of assets from $10,000 to $25,000.

As of March 31, 2013, the Company was in compliance with the Credit Agreement’s covenants.

The Company had no outstanding borrowings under the revolving credit facility at March 31, 2013 or December 31, 2012 and had available borrowing capacity of $122,457 at March 31, 2013.

Letters of Credit

At March 31, 2013, the Company had outstanding letters of credit of approximately $2,543.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500 pounds sterling (approximately $2,280 at March 31, 2013). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of March 31, 2013. There was approximately $96 and $61 in outstanding guarantees (as defined in the underlying agreement) at March 31, 2013 and December 31, 2012, respectively. This credit facility was renewed effective August 30, 2012 with no significant changes to the underlying terms or conditions in the facility. The expiration date of this credit facility is June 30, 2013. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review of the credit facility in 2013.

The United Kingdom loan agreements contain certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of March 31, 2013. The subsidiary had available borrowing capacity of $2,184 at March 31, 2013.

10. DISCONTINUED OPERATIONS

On June 4, 2012, the Company sold substantially all of the assets and liabilities of its railway securement business, SSD, for $8,579. As a result of the sale, the Company divested $2,588 in goodwill attributed to the Rail Products segment in connection with the sale of its railway securement business. The goodwill balance was not deductible for income tax purposes. Intangible assets with net carrying value of $170 were also included with this sale.

On August 30, 2012, the Company sold substantially all of the assets and liabilities of its precise structural products business, Precise, for $2,643.

The operations of these divisions qualify as a “component of an entity” under FASB ASC 205-20, “Presentation of Financial Statements – Discontinued Operations” and thus, the operations have been reclassified as discontinued and prior periods have been reclassified to conform to this presentation. Future expenses of discontinued operations are not expected to be material.

Net sales and income from discontinued operations were as follows:

	Three Months Ended
	March 31,
	2013	2012
Net sales	$4	$4,236

(Loss) income from discontinued operations	$(39)	$604
Income tax (benefit) expense	(15)	214

(Loss) income from discontinued operations	$(24)	$390

The Company maintained current assets from discontinued operations of $308 and $464 as of March 31, 2013 and December 31, 2012, respectively. Current liabilities related to discontinued operations were $67 and $106 as of March 31, 2013 and December 31, 2012, respectively.

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,

	2013	2012

Numerator for basic and diluted earnings per common share -
Income available to common stockholders:
Income from continuing operations	$4,951	$2,979
(Loss) Income from discontinued operations	(24)	390

Net income	$4,927	$3,369

Denominator:
Weighted average shares	10,158	10,090

Denominator for basic earnings per common share	10,158	10,090
Effect of dilutive securities:
Employee stock options	12	18
Other stock compensation plans	77	89

Dilutive potential common shares	89	107

Denominator for diluted earnings per common share - adjusted weighted average shares and assumed conversions	10,247	10,197

Basic earnings per share:
Continuing operations	$0.49	$0.30
Discontinued operations	(0.00)	0.04

Basic earnings per common share	$0.49	$0.33

Diluted earnings per share:
Continuing operations	$0.48	$0.29
Discontinued operations	(0.00)	0.04

Diluted earnings per common share	$0.48	$0.33

Dividends paid per common share	$0.030	$0.025

In February 2013, the Company’s Board of Directors authorized an increase to the regular quarterly dividend to $0.03 per common share.

12. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $631 and $739 for the three-month period ended March 31, 2013 and 2012, respectively, related to restricted stock awards and performance unit awards.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess tax benefit realized for the tax deduction from stock-based compensation approximated $189 and $48 for the three months ended March 31, 2013 and 2012, respectively. This excess tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

Stock Option Awards

A summary of the option activity as of March 31, 2013 is presented below.

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
		Exercise	Contractual	(Dollars in
	Shares	Price	Term	thousands)
Outstanding and Exercisable at January 1, 2013	22,500	$10.41	2.2
Granted	—	—	—
Canceled	—	—	—
Exercised	—	—	—

Outstanding and Exercisable at March 31, 2013	22,500	$10.41	2.0	$762

At March 31, 2013, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $7.81 to $14.77, with a weighted average exercise price of $10.41. At March 31, 2012, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $4.10 to $14.77, with a weighted average exercise price of $8.92 per share.

The total intrinsic value of stock options outstanding and exercisable at March 31, 2012 was $754.

The weighted average remaining contractual life of the stock options outstanding at March 31, 2013 and 2012 was 2.0 and 2.6 years, respectively.

There were no stock options exercised during the three-month period ended March 31, 2013. There were 1,450 stock options with a weighted average exercise price per share of $9.30 exercised during the three-month period ended March 31, 2012. The total intrinsic value of stock options exercised during the three-month period ended March 31, 2012 was $30.

Restricted Stock Awards

For the three-month periods ended March 31, 2013 and 2012, the Company granted approximately 13,000 and 84,000 shares, respectively, of restricted stock to employees. A summary of restricted stock award activity follows:

Grant Date	Shares	Grant Date Fair Value	Aggregate Fair Value (Dollars in Thousands)	Vesting Date
February 1, 2012	66,000	$30.15	$1,990	February 1, 2016
March 6, 2012	18,347	27.49	504	March 6, 2016
February 27, 2013	12,973	42.49	551	February 27, 2017

These forfeitable restricted stock awards time-vest after a four-year holding period, unless indicated otherwise by the underlying restricted stock agreement. Certain awards of restricted stock included in the above table provide for incremental vesting over a period up to the vesting date listed.

Performance Unit Awards

Annually, under separate three-year long-term incentive plans, pursuant to the Omnibus Plan, the Company grants performance units. Units granted during the three-month periods ended March 31 are as follows:

Incentive Plan	Grant Date	Units	Grant Date Fair Value	Aggregate Fair Value (Dollars in Thousands)	Vesting Date
2011 - 2013	March 15, 2011	34,002	$38.46	$1,308	March 15, 2014
2012 - 2014	March 6, 2012	43,042	27.49	1,183	March 6, 2015
2013 - 2015	February 27, 2013	31,418	42.49	1,335	February 27, 2016

Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan. The aggregate fair value in the above table is based upon achieving 100% of the performance targets as defined in the underlying plan.

13. RETIREMENT PLANS

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

The Company’s subsidiary, L.B. Foster Rail Technologies, Inc. (Rail Technologies), maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan. In the United Kingdom, Rail Technologies maintains both a defined contribution plan and a defined benefit plan. These plans are discussed in further detail below.

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three-month periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31,
	2013	2012
Service cost	$8	$8
Interest cost	177	187
Expected return on plan assets	(214)	(203)
Recognized net actuarial loss	53	49

Net periodic benefit cost	$24	$41

The Company expects to contribute approximately $555 to its United States defined benefit plans in 2013. No contributions were made during the three months ended March 31, 2013.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three-month periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31,
	2013	2012
Interest cost	$80	$83
Expected return on plan assets	(68)	(71)
Amortization of transition amount	(11)	(12)
Recognized net actuarial loss	53	54

Net periodic cost	$54	$54

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of $248 are anticipated to the United Kingdom L.B. Foster Rail Technologies, Inc. pension plan during 2013. For the three months ended March 31, 2013, the Company contributed approximately $11 to the plan.

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

The expense associated with this plan for the three months ended March 31 was $449 in 2013 and $467 in 2012.

The Company also has a domestic defined contribution plan for union hourly employees with contributions made by both the participants and the Company based on various formulas (Union Plan). The expense associated with this active plan for the three months ended March 31, 2013 and 2012 was $16 and $17, respectively.

Rail Technologies, maintains a defined contribution plan covering all non-union employees at its Montreal, Quebec, Canada location (Montreal Plan). Under the terms of the Montreal Plan, the employer may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the Montreal Plan. Contributions to this plan were $35 and $27, for the three months ended March 31, 2013 and 2012, respectively.

The subsidiary also maintains a defined contribution plan covering substantially all employees at its United Kingdom locations (U.K. Plan). Benefits under the U.K. Plan are provided under no formal written agreement. Under the terms of the defined contribution U.K. Plan, the employer may make non-elective contributions of between 3% and 10% of each employee’s compensation. Contributions to this plan were $33 and $27 for the three months ended March 31, 2013 and 2012, respectively.

Finally, Rail Technologies maintains a defined contribution plan covering substantially all of the employees in Burnaby, British Columbia, Canada, a wholly-owned subsidiary of the Company (Burnaby Plan). Under the terms of the Burnaby Plan, the employer may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the Burnaby Plan. Contributions to this plan were $45 and $39 for the three months ended March 31, 2013 and 2012, respectively.

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

Cash equivalents. Included within “Cash and cash equivalents” are investments in money market funds with various underlying securities all of which maintain AAA credit ratings. Also included within cash equivalents are our highly liquid investments in non-domestic bank term deposits. The Company uses quoted market prices to determine the fair value of these investments and they are classified in Level 1 of the fair value hierarchy. The carrying amounts approximate fair value because of the short maturity of the instruments.

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at March 31, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Domestic money market funds	$39,735	$39,735	$—	$—
Non domestic bank term deposits	28,452	28,452	—	—

Cash equivalents at fair value	68,187	68,187	—	—

Total Assets	$68,187	$68,187	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Domestic money market funds	$58,620	$58,620	$—	$—
Non domestic bank term deposits	26,045	26,045	—	—

Cash equivalents at fair value	84,665	84,665	—	—

Total Assets	$84,665	$84,665	$—	$—

15. COMMITMENTS AND CONTINGENT LIABILITIES

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

Warranty Liability
Balance at December 31, 2012	$15,727
Additions to warranty liability	311
Warranty liability utilized	(937)

Balance at March 31, 2013	$15,101

Included within the above table are concrete tie warranty reserves of approximately $14,119 and $14,837 as of March 31, 2013 and December 31, 2012, respectively.

During the quarter, the Company continued to work with the Union Pacific Railroad (UPRR) to identify and replace defective ties related to the warranty claim under CXT Incorporated’s (CXT) 2005 supply contract. During the three months ended March 31, 2013 there were no changes to the Company’s estimate of the number of defective concrete ties that will ultimately require replacement. Replaced ties have been deducted from the Company’s warranty liability.

While the Company believes this is a reasonable estimate of the potential warranty claims, these estimates could change due to the emergence of new information and/or future events. There can be no assurance at this point that future potential costs pertaining to these claims or other potential future claims will not have a material impact on the Company’s results of operations.

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

As of March 31, 2013 and December 31, 2012, the Company maintained environmental and litigation reserves approximating $2,130 and $2,141, respectively.

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

The Company did not engage in any foreign currency hedging transactions during the three-month period ended March 31, 2013. During the three-month period ended March 31, 2012, the Company entered into commitments with notional amounts totaling approximately $742 to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain steel piling in the second quarter of 2013.

17. INCOME TAXES

The Company’s effective income tax rate from continuing operations for the three months ended March 31, 2013 and 2012 was 33.5% and 33.7%, respectively. The nominal reduction in the effective tax rate relates primarily to additional domestic manufacturing deductions anticipated during 2013.

18. SUBSEQUENT EVENTS

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share data)

Forward-Looking Statements

This Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. Sentences containing words such as “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this quarterly report on Form 10-Q may concern, among other things, the Company’s expectations regarding our strategy, goals, projections and plans regarding our financial position, liquidity and capital resources, the outcome of the Inspector General subpoena, results of operations, decisions regarding our strategic growth strategies, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. L.B. Foster cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: general business conditions, a decrease in freight or passenger rail traffic, a lack of state or federal funding for new infrastructure projects, the availability of material from major suppliers, labor disputes, the impact of competition, variances in current accounting estimates and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements, taxes, foreign currency fluctuations, inflation, the ultimate number of concrete ties that will have to be replaced pursuant to product claims, and domestic and foreign governmental regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” Section of our Annual Report on Form 10-K and in our other periodic filings with the Securities and Exchange Commission.

The forward looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward looking statement, whether as a result of new information, future developments or otherwise.

General Overview

L.B. Foster Company (Company) is a leading manufacturer, fabricator, and distributor of products and services for rail, construction, energy and utility markets. The Company is comprised of three business segments: Rail Products, Construction Products and Tubular Products.

The Shipping Systems Division and Precise Structural Products business were sold during the prior year and have been reclassified as discontinued operations within the results of operations. The following discussion and analysis of financial condition and results of operations relates only to our continuing operations. More information regarding the results of discontinued operations can be found in Note 10 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Year-to-date Results of Continuing Operations

	Three Months Ended March 31,		Percent of Total Net Sales Three Months Ended March 31,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Net Sales:
Rail Products	$81,399	$66,631	62.9%	58.3%	22.2%
Construction Products	36,811	38,363	28.5	33.6	(4.0)
Tubular Products	11,111	9,297	8.6	8.1	19.5

Total net sales	$129,321	$114,291	100.0%	100.0%	13.2%

	Three Months Ended March 31,		Gross Profit Percentage Three Months Ended March 31,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Gross Profit:
Rail Products	$17,033	$14,407	20.9%	21.6%	18.2%
Construction Products	4,972	5,003	13.5	13.0	(0.6)
Tubular Products	3,215	2,695	28.9	29.0	19.3
LIFO expense	(240)	(45)	(0.2)	(0.0)	**
Other	(132)	(408)	(0.1)	(0.4)	(67.6)

Total gross profit	$24,848	$21,652	19.2%	18.9%	14.8%

	Three Months Ended March 31,		Percent of Total Net Sales Three Months Ended March 31,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Expenses:
Selling and administrative expenses	$17,130	$16,930	13.2%	14.8%	1.2%
Amortization expense	701	699	0.5	0.6	0.3
Interest expense	133	139	0.1	0.1	(4.3)
Interest income	(206)	(100)	(0.2)	(0.1)	106.0
Equity in income of nonconsolidated investment	(176)	(23)	(0.1)	(0.0)	**
Other income	(178)	(486)	(0.1)	(0.4)	(63.4)

Total expenses	17,404	17,159	13.5	15.0	1.4

Income from continuing operations before income taxes	7,444	4,493	5.8	3.9	65.7
Income tax expense	2,493	1,514	1.9	1.3	64.7

Income from continuing operations	$4,951	$2,979	3.8%	2.6%	66.2%

**	Results of calculation are not considered meaningful for presentation purposes.

First Quarter 2013 Compared to First Quarter 2012 – Company Analysis

Income from continuing operations for the first quarter of 2013 was $4,951, or $0.48 per diluted share, compared to income from continuing operations of $2,979, or $0.29 per diluted share, in the prior year quarter. Net sales for the period ended March 31, 2013 increased to $129,321, or 13.2%, which was attributable to a 22.2% increase in Rail Products segment sales and a 19.5% improvement in Tubular Products segment sales, partially offset by a 4.0% decline in Construction Products segment sales.

The March 31, 2013 gross profit margin was 19.2% or 30 basis points higher than the prior year. The increase was due principally to favorable material cost variances, partially offset by negative manufacturing cost variances.

Selling and administrative expenses increased by $200 or 1.2% from the prior year, due principally to additional research and development costs associated with our rail technologies business.

The effective income tax rate from continuing operations in the first quarter of 2013 was 33.5% compared to 33.7% in the prior year quarter. The nominal reduction in the effective tax rate relates primarily to additional domestic manufacturing deductions anticipated during 2013.

Results of Continuing Operations – Segment Analysis

Rail Products

	Three Months Ended		Increase/	Percent
	March 31,		(Decrease)	Increase/(Decrease)
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$81,399	$66,631	$14,768	22.2%

Gross Profit	$17,033	$14,407	$2,626	18.2%

Gross Profit Percentage	20.9%	21.6%	(0.7)%	(3.2)%

First Quarter 2013 Compared to First Quarter 2012

The sales improvement within the Rail Products segment was attributable to increased volumes generated in our rail distribution and transit products divisions. Included within this increase are products sold for the Honolulu, HI elevated transit system project. The project was awarded in June 2012 and is being managed by the rail distribution, transit and concrete rail products divisions.

The gross profit percentage declined by 70 basis points principally due to significant sales growth within our rail distribution and transit divisions which produce slightly lower gross profit margins than our other rail divisions.

During the quarter, the Company continued to work with the Union Pacific Railroad (UPRR) to identify and replace defective ties related to the warranty claim under CXT Incorporated’s (CXT) 2005 supply contract. During the three months ended March 31, 2013 there were no changes to the Company’s estimate of the number of defective concrete ties that will ultimately require replacement. Replaced ties have been deducted from the Company’s warranty liability.

Construction Products

	Three Months Ended		Increase/	Percent
	March 31,		(Decrease)	Increase/(Decrease)
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$36,811	$38,363	$(1,552)	(4.0)%

Gross Profit	$4,972	$5,003	$(31)	(0.6)%

Gross Profit Percentage	13.5%	13.0%	0.5%	3.6%

First Quarter 2013 Compared to First Quarter 2012

For the three months ended March 31, 2013 sales were relatively flat across much of the Construction Products segment. The 4.0% reduction in sales was primarily a result of declines in the fabricated bridge products division’s sales partially offset by increased sales within the concrete buildings division.

Although net sales declined by $1,552, the gross profit percentage increased 50 basis points due principally to the leverage resulting from a 30% increase in concrete building sales.

Tubular Products

	Three Months Ended		Increase/	Percent
	March 31,		(Decrease)	Increase/(Decrease)
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$11,111	$9,297	$1,814	19.5%

Gross Profit	$3,215	$2,695	$520	19.3%

Gross Profit Percentage	28.9%	29.0%	(0.1)%	(0.2)%

First Quarter 2013 Compared to First Quarter 2012

Net sales reported by our Tubular Products segment increased approximately 19.5% over the prior year period. This increase, as well as the improvement in gross profit, was attributable to growth in volumes at both our threaded products and coated products divisions. Gross margin remained relatively stable for the three-month periods ended March 31, 2013 and 2012.

Liquidity and Capital Resources

Total debt related to capital lease obligations was $44 and $62 as of March 31, 2013 and December 31, 2012, respectively.

Our need for liquidity relates primarily to seasonal working capital requirements for continuing operations, capital expenditures, joint venture capital obligations, strategic investments or acquisitions, debt service obligations, share repurchases and dividends.

The following table summarizes the year-to-date impact of these items:

	March 31,
	2013	2012
Liquidity needs:
Working capital and other assets and liabilities	$(24,969)	$(9,036)
Capital expenditures	(1,031)	(2,467)
Other long-term debt repayments	(18)	(1,361)
Treasury stock acquisitions	(547)	(224)
Dividends paid to common shareholders	(310)	(257)
Cash interest paid	(86)	(106)

Net liquidity requirements	(26,961)	(13,451)

Liquidity sources:
Internally generated cash flows before interest paid	7,439	6,292
Capital distributions received from equity method investment	378	—
Proceeds from asset sales	8	7
Equity transactions	189	61
Foreign exchange effects	(1,206)	707

Net liquidity sources	6,808	7,067

Discontinued operations	124	408

Net Change in Cash	$(20,029)	$(5,976)

Cash Flow from Continuing Operating Activities

During the current 2013 period, cash flows from continuing operations used $17,616, an increase of $14,766 compared to the 2012 period. For the three months ended March 31, 2013, income and adjustments to income from continuing operations provided $7,353 compared to $6,186 in the 2012 period. Working capital and other assets and liabilities used $24,969 in the current period compared to $9,036 in the prior year period. The additional use of working capital in the current period was attributable to an early seasonal ramp-up in preparation for the summer construction season as well as a steep increase in sales towards the second half of the quarter, which resulted in a larger than anticipated increase in accounts receivable. The Company’s calculation for days sales outstanding at March 31, 2013 was 38 days compared to 41 days at December 31, 2012 and we believe our receivable portfolio is strong.

Cash Flow from Continuing Investing Activities

Capital expenditures were $1,031 for the first three months of 2013 compared to $2,467 for the same 2012 period. Current period expenditures related to improvements to our machinery and equipment across each segment whereas prior year capital expenditures were primarily used for our Burnaby, British Columbia, Canada facility, our new threaded products facility, and other yard and plant upgrades. We anticipate total capital spending in 2013 will range between $9,000 and $10,000 and will be funded by cash flow from continuing operations.

Cash Flow from Financing Activities

While we did not purchase any common shares of the Company under our existing share repurchase authorization, we did withhold 12,057 shares for approximately $547 from employees to pay their withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards. Cash outflows related to dividends were approximately $310 and $257 for the periods ended March 31, 2013 and 2012, respectively. The increase relates to a board approved quarterly dividend payment of $0.03 per common share effective February 2013 compared to a $0.025 per share payment in the prior year quarter.

Cash Flow from Discontinued Operations

For the three-month periods ended March 31, 2013 and 2012, cash flows from discontinued businesses provided $124 and $447 from operating activities, respectively. Cash flows from discontinued investing activities used $39 during the period ended March 31, 2012.

Financial Condition

As of March 31, 2013, we had $81,435 in cash and cash equivalents and credit facilities with $124,641 of availability while carrying only $44 in total debt. As of March 31, 2013, we were in compliance with all of the Credit Agreement’s covenants. We believe this liquidity will provide the flexibility to take advantage of both organic and external investment opportunities.

Included within cash and cash equivalents are money market funds with various underlying securities. Our priority continues to be short-term maturities and the preservation of our principal balances. Approximately $36,758 of our cash and cash equivalents was held in non-domestic bank accounts. These funds are available to meet the liquidity needs of our foreign operations. Repatriation activity would subject these funds to U.S. income taxes.

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

Critical Accounting Policies

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2012. For more information regarding the Company’s critical accounting policies, please see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2012 is included in the “Liquidity and Capital Resources” section of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources. There were no material changes to these arrangements during the three-month period ended March 31, 2013.

Other

Segment Backlog

Total Company backlog from continuing operations at March 31, 2013 was approximately $248,121 and is summarized by business segment in the following table for the periods indicated:

	Backlog
	March 31,	December 31,	March 31,
	2013	2012	2012
Rail Products	$174,376	$140,592	$118,119
Construction Products	63,645	59,239	66,357
Tubular Products	10,100	11,087	11,981

Total Backlog from Continuing Operating Activities	$248,121	$210,918	$196,457

Warranty

As of March 31, 2013, we maintained a total product warranty reserve of approximately $15,101 for our estimate of all potential product warranty claims. Of this total, $14,119 reflects the current estimate of our exposure for potential product warranty claims related to concrete tie production at our Grand Island, NE facility, which was closed in early 2011. While we believe this is a reasonable estimate of our potential contingencies related to identified concrete tie warranty matters, we may incur future charges associated with new customer claims or further development of information for existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on our results of operations and financial condition.

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

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the three-month period ended March 31, 2013.

Item 4. Controls and Procedures

a)	L. B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

b)	There have been no changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

(Dollars in thousands, except share data)

Item 1. Legal Proceedings

See Note 15, “Commitments and Contingent Liabilities,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 8, 2013, which could materially affect our business, financial condition, financial results, or future performance. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition and/or results of operations.

We may be impacted by the government’s sequestration program which took effect March 1, 2013.

A portion of our operations are heavily dependent on governmental funding of infrastructure projects. As a result of the Budget Control Act of 2011 and related sequestration, our operating results may be adversely impacted by the reduction in federal funds available for infrastructure projects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s purchases of equity securities for the three-month period ended March 31, 2013 were as follows:

	Total Number of Shares	Average Price Paid per	Total Number of shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or
	Purchased (1)	Share	or Programs	(in thousands)
January 1, 2013 - January 31, 2013	—	$—	—	$18,520
February 1, 2013 - February 28, 2013	—	—	—	18,520
March 1, 2013 - March 31, 2013	—	—	—	18,520

Total	—	$—	—	$18,520

(1)  On May 23, 2011, the Board of Directors authorized the repurchase of up to $25,000 of the Company’s common shares until December 31, 2013 at which time this authorization will expire. The Company previously purchased 278,655 shares totaling approximately $6,480 under this authorization.

While we did not purchase any common shares of the Company under our existing share repurchase authorization, we did withhold 12,057 shares for approximately $547 from employees to pay their withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards.

Item 4. Mine Safety Disclosures

This item is not applicable to the Company.

Item 6. Exhibits

All exhibits are incorporated herein by reference:

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

L.B. FOSTER COMPANY
(Registrant)

Date: May 7, 2013	By: /s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer of Registrant)

Index to Exhibits

All exhibits are incorporated herein by reference:

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.