Form 10-Q
period 2013-06-30
FOSTER L B CO
filed 2013-08-06
CIK 352825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, Par Value $.01	10,324,470 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,678	$101,464
Accounts receivable - net	78,749	59,673
Inventories - net	98,609	107,108
Current deferred tax assets	4,585	4,585
Prepaid income tax	3,731	1,195
Other current assets	2,586	1,903
Current assets of discontinued operations	195	464

Total current assets	283,133	276,392
Property, plant and equipment - net	41,640	42,333
Other assets:
Goodwill	41,237	41,237
Other intangibles - net	38,808	40,165
Investments	4,460	4,332
Other assets	1,594	1,663

Total Assets	$410,872	$406,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$52,546	$50,454
Deferred revenue	9,893	7,447
Accrued payroll and employee benefits	6,418	9,604
Accrued warranty	11,815	15,727
Current maturities of long-term debt	23	35
Other accrued liabilities	7,804	8,596
Liabilities of discontinued operations	37	106

Total current liabilities	88,536	91,969
Long-term debt	15	27
Deferred tax liabilities	11,728	12,140
Other long-term liabilities	13,596	14,411
Stockholders’ equity:
Common stock, par value $.01, authorized 20,000,000 shares; shares issued at June 30, 2013 and December 31, 2012, 11,115,779; shares outstanding at June 30, 2013 and December 31, 2012, 10,180,423 and 10,149,398	111	111
Paid-in capital	46,329	46,290
Retained earnings	281,913	270,311
Treasury stock - at cost, Common Stock, 935,356 shares at June 30, 2013 and 966,381 shares at December 31, 2012	(24,556)	(25,468)
Accumulated other comprehensive loss	(6,800)	(3,669)

Total stockholders’ equity	296,997	287,575

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$410,872	$406,122

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net sales	$149,936	$163,180	$279,257	$277,471
Cost of goods sold	120,761	150,846	225,234	243,485

Gross profit	29,175	12,334	54,023	33,986
Selling and administrative expenses	17,951	16,628	35,081	33,558
Amortization expense	700	697	1,401	1,394
Interest expense	125	123	258	263
Interest income	(139)	(94)	(345)	(194)
Equity in income of nonconsolidated investment	(420)	(309)	(596)	(332)
Other income	(137)	(121)	(315)	(606)

	18,080	16,924	35,484	34,083

Income (loss) from continuing operations before income taxes	11,095	(4,590)	18,539	(97)
Income tax expense (benefit)	3,838	(1,269)	6,331	245

Income (loss) from continuing operations	7,257	(3,321)	12,208	(342)

Discontinued operations:
Income from discontinued operations before income taxes	62	3,543	23	4,147
Income tax expense	24	2,293	9	2,507

Income from discontinued operations	38	1,250	14	1,640

Net income (loss)	$7,295	$(2,071)	$12,222	$1,298

Basic earnings (loss) per common share:
From continuing operations	$0.71	$(0.33)	$1.20	$(0.03)
From discontinued operations	0.00	0.12	0.00	0.16

Basic earnings (loss) per common share	$0.72	$(0.20)	$1.20	$0.13

Diluted earnings (loss) per common share:
From continuing operations	$0.71	$(0.33)	$1.19	$(0.03)
From discontinued operations	0.00	0.12	0.00	0.16

Diluted earnings (loss) per common share	$0.71	$(0.20)	$1.19	$0.13

Dividends paid per common share	$0.030	$0.025	$0.060	$0.050

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income (loss)	$7,295	$(2,071)	$12,222	$1,298

Other comprehensive (loss) income , net of tax:
Foreign currency translation adjustment	(1,447)	936	(3,270)	70
Reversal of unrealized derivative gain upon cash flow hedge settlement (net of tax expense of $-,$5 and $-,$-)	—	(9)	—	—
Reclassification of pension liability adjustments to earnings * (net of tax expense: $36, $33 and $72, $67)	70	65	139	131

Other comprehensive (loss) income, net of tax:	(1,377)	992	(3,131)	201

Comprehensive income (loss)	$5,918	$(1,079)	$9,091	$1,499

*	Reclassifications out of accumulated other comprehensive income for pension obligations are charged to selling and administrative expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$12,208	$(342)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred income taxes	(444)	(6,576)
Depreciation and amortization	4,741	6,105
Equity in income of nonconsolidated investment	(596)	(332)
Loss on sales and disposals of property, plant and equipment	49	286
Deferred gain amortization on sale-leaseback	—	(456)
Share-based compensation	1,091	835
Excess tax benefit from share-based compensation	(133)	(37)
Change in operating assets and liabilities:
Accounts receivable	(19,700)	(25,372)
Inventories	7,994	5,840
Other current assets	(840)	(1,194)
Prepaid income tax	(2,711)	1,870
Other noncurrent assets	148	66
Dividends from L B Pipe & Coupling Products, LLC	468	—
Accounts payable - trade	2,214	7,815
Deferred revenue	2,483	(807)
Accrued payroll and employee benefits	(2,766)	(2,360)
Other current liabilities	(4,274)	18,700
Other liabilities	(454)	(411)

Net cash (used) provided by continuing operating activities	(522)	3,630

Net cash provided (used) by discontinued operations	229	(1,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	—	7
Capital expenditures on property, plant and equipment	(3,126)	(4,810)

Net cash used by continuing investing activities	(3,126)	(4,803)

Net cash provided by discontinued operations	—	8,524

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of other long-term debt	(24)	(1,708)
Proceeds from exercise of stock options and stock awards	—	13
Treasury stock acquisitions	(610)	(645)
Cash dividends on common stock paid to shareholders	(620)	(514)
Excess tax benefit from share-based compensation	133	37

Net cash used by continuing financing activities	(1,121)	(2,817)

Effect of exchange rate changes on cash and cash equivalents	(2,246)	123
Net (decrease) increase in cash and cash equivalents	(6,786)	3,516
Cash and cash equivalents at beginning of period	101,464	73,727

Cash and cash equivalents at end of period	$94,678	$77,243

Supplemental disclosure of cash flow information:
Interest paid	$175	$197

Income taxes paid	$8,558	$6,276

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. FINANCIAL STATEMENTS

(Dollars in thousands, except share data unless otherwise noted)

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Amounts included in the balance sheet as of December 31, 2012 were derived from our audited balance sheet. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In this Form 10-Q, references to “we,” “us,” “our,” “L.B. Foster,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

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

The following table illustrates revenues and profits from continuing operations of the Company by segment for the periods indicated:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail products	$90,892	$5,835	$172,291	$12,036
Construction products	43,697	2,056	80,508	2,518
Tubular products	15,347	4,547	26,458	7,154

Total	$149,936	$12,438	$279,257	$21,708

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Net Sales	Segment (Loss)/Profit	Net Sales	Segment (Loss)/Profit
Rail products	$101,369	$(9,610)	$168,000	$(6,161)
Construction products	47,862	2,504	86,225	2,979
Tubular products	13,949	3,406	23,246	5,718

Total	$163,180	$(3,700)	$277,471	$2,536

Segment profits from continuing operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from continuing operations from December 31, 2012. Internal cost of capital charges are eliminated during the consolidation process.

The following table provides a reconciliation of reportable segment net profit from continuing operations to the Company’s consolidated total:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income (loss) for reportable segments	$12,438	$(3,700)	$21,708	$2,536
Interest expense	(125)	(123)	(258)	(263)
Interest income	139	94	345	194
Other income	137	121	315	606
LIFO expense	(14)	(53)	(254)	(99)
Equity in income of nonconsolidated investment	420	309	596	332
Corporate expense, cost of capital elimination and other unallocated charges	(1,900)	(1,238)	(3,913)	(3,403)

Income (loss) from continuing operations before income taxes	$11,095	$(4,590)	$18,539	$(97)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill at June 30, 2013 and December 31, 2012 was $41,237, of which $38,026 is attributable to the Company’s Rail Products segment and $3,211 is attributable to the Construction Products segment.

The Company performs goodwill impairment tests at least annually if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. No goodwill impairment test was required in connection with these evaluations for the six months ended June 30, 2013. In 2012, the Company performed its annual evaluation of the carrying value of its goodwill during the fourth quarter of 2012. No goodwill impairment charge was required in connection with this evaluation in 2012.

As of June 30, 2013 and December 31, 2012, identified intangible assets of $2,305 are attributable to the Company’s Construction Products segment. As of June 30, 2013 and December 31, 2012, $44,550 and $44,506 are attributable to the Company’s Rail Products segment, respectively. The components of the Company’s intangible assets are as follows:

	June 30, 2013
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$380	$(370)	$10
Patents	10	859	(441)	418
Customer relationships	23	19,960	(3,032)	16,928
Supplier relationships	5	350	(178)	172
Trademarks	17	6,280	(1,095)	5,185
Technology	18	19,026	(2,931)	16,095

		$46,855	$(8,047)	$38,808

	December 31, 2012
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$380	$(367)	$13
Patents	10	815	(412)	403
Customer relationships	23	19,960	(2,488)	17,472
Supplier relationships	5	350	(143)	207
Trademarks	17	6,280	(879)	5,401
Technology	18	19,026	(2,357)	16,669

		$46,811	$(6,646)	$40,165

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 20 years. Amortization expense from continuing operations for the three-month periods ended June 30, 2013 and 2012 were $700 and $697, respectively. Amortization expense from continuing operations for the six-month periods ended June 30, 2013 and 2012 was $1,401 and $1,394, respectively.

Estimated amortization expense from continuing operations for the remainder of 2013 and the years 2014 and thereafter is as follows:

Amortization Expense
2013	$1,387
2014	2,785
2015	2,510
2016	2,417
2017	2,350
2018 and thereafter	27,359

$38,808

5. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and while collateral is not required, the Company often receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Trade accounts receivable from continuing operations at June 30, 2013 and December 31, 2012 have been reduced by an allowance for doubtful accounts of $894 and $899, respectively.

6. INVENTORIES

Inventories of continuing operations of the Company at June 30, 2013 and December 31, 2012 are summarized in the following table:

	June 30, 2013	December 31, 2012
Finished goods	$68,971	$78,715
Work-in-process	18,071	17,693
Raw materials	20,885	19,764

Total inventories at current costs	107,927	116,172
Less: LIFO reserve	(9,318)	(9,064)

	$98,609	$107,108

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

As of June 30, 2013 and December 31, 2012, the Company had a nonconsolidated equity method investment of $4,460 and $4,332, respectively.

The Company recorded equity in the income of the JV of approximately $420 and $309 for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded equity in the income of the JV of approximately $596 and $332, respectively.

During the three and six months ended June 30, 2013, each of the JV members received a proportional distribution of equity from the JV. The Company’s 45% ownership interest resulted in a cash distribution of $90 and $468 for the three and six months ended June 30, 2013, respectively. There were no changes to the members’ ownership interests as a result of the distribution.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the JV for its operations. The carrying amounts with the maximum exposure to loss of the Company at June 30, 2013 and December 31, 2012, respectively, are as follows:

	June 30, 2013	December 31, 2012
Equity method investment	$4,460	$4,332
Net investment in direct financing lease	1,277	1,327

	$5,737	$5,659

The Company is leasing five acres of land and two facilities to the JV over a period of 9.5 years, with a 5.5 year renewal period. In November 2012, the Company executed the first amendment to its lease with the JV. The amendment included the addition of a second facility built by the Company that was leased to the JV. The current monthly lease payments approximate $17, with a balloon payment of approximately $488, which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease. This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” The Company maintained a net investment in this direct financing lease of approximately $1,277 and $1,327 at June 30, 2013 and December 31, 2012, respectively.

The following is a schedule of the direct financing minimum lease payments for the remainder of 2013 and the years 2014 and thereafter:

Minimum Lease Payments
2013	$56
2014	114
2015	122
2016	131
2017	140
2018 and thereafter	714

$1,277

8. DEFERRED REVENUE

Deferred revenue of $9,893 and $7,447 as of June 30, 2013 and December 31, 2012, respectively, consists of customer payments received or contracts for which collectability is reasonably assured however all of the revenue recognition criteria have not yet been met. The Company has significantly fulfilled its obligations under the contracts, but due to the Company’s continuing involvement with the material, revenue is precluded from being recognized until title passes to the customer.

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

Borrowings under the Credit Agreement will bear interest at rates based upon either the base rate or LIBOR-based rate plus applicable margins. Applicable margins are dictated by the ratio of the Company’s indebtedness, less cash on hand in excess of $15,000, to the Company’s consolidated EBITDA, as defined in the underlying Credit Agreement. The base rate is the highest of (a) PNC Bank’s prime rate, (b) the Federal Funds Rate plus 0.50% or (c) the daily LIBOR rate, as defined in the underlying Credit Agreement, plus 1.00%. The base rate spread ranges from 0.00% to 1.00%. LIBOR-based rates are determined by dividing the published LIBOR rate by a number equal to 1.00 minus the percentage prescribed by the Federal Reserve for determining the maximum reserve requirements with respect to any Eurocurrency funding by banks on such day. The LIBOR-based rate spread ranges from 1.00% to 2.00%.

The Credit Agreement includes two financial covenants: (a) the Leverage Ratio, defined as the Company’s Indebtedness, less cash on hand in excess of $15,000, divided by the Company’s consolidated EBITDA, which must not exceed 3.00 to 1.00 and (b) Minimum Interest Coverage, defined as consolidated EBITDA less Capital Expenditures divided by consolidated interest expense, which must be no less than 3.00 to 1.00.

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

As of June 30, 2013, the Company was in compliance with the Credit Agreement’s covenants.

The Company had no outstanding borrowings under the revolving credit facility at June 30, 2013 or December 31, 2012 and had available borrowing capacity of $124,144 at June 30, 2013.

Letters of Credit

At June 30, 2013, the Company had outstanding letters of credit of approximately $856.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500 pounds sterling (approximately $2,282 at June 30, 2013). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of June 30, 2013. There was approximately $175 in outstanding guarantees (as defined in the underlying agreement) at June 30, 2013. This credit facility was renewed effective August 30, 2012 with no significant changes to the underlying terms or conditions in the facility. The facility will expire on August 31, 2013, however it is the Company’s intention to renew this credit facility with NatWest Bank during the annual review of the credit facility.

The United Kingdom loan agreements contain certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of June 30, 2013. The subsidiary had available borrowing capacity of $2,107 at June 30, 2013.

10. DISCONTINUED OPERATIONS

On June 4, 2012, the Company sold substantially all of the assets and liabilities of its railway securement business, SSD, for $8,579, resulting in a pre-tax gain of $3,508. As a result of the sale, the Company divested $2,588 in goodwill attributed to the Rail Products segment in connection with the sale of its railway securement business. The goodwill balance was not deductible for income tax purposes. Intangible assets with net carrying value of $170 were also included with this sale.

On August 30, 2012, the Company sold substantially all of the assets and liabilities of its precise structural products business (Precise), for $2,643.

The operations of these divisions qualify as a “component of an entity” under FASB ASC 205-20, “Presentation of Financial Statements – Discontinued Operations” and thus, the operations have been reclassified as discontinued and prior periods have been reclassified to conform to this presentation. Future expenses of discontinued operations are not expected to be material.

Net sales and income, including the prior year pre-tax gain of $3,508, from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$69	$3,307	$73	$7,543

Income from discontinued operations	$62	$3,543	$23	$4,147
Income tax expense	24	2,293	9	2,507

Income from discontinued operations	$38	$1,250	$14	$1,640

The income tax rates for discontinued operations in the prior year were significantly impacted by $2,588 of goodwill allocated to discontinued operations which was not deductible for income tax purposes.

The Company maintained current assets from discontinued operations of $195 and $464 as of June 30, 2013 and December 31, 2012, respectively. Current liabilities related to discontinued operations were $37 and $106 as of June 30, 2013 and December 31, 2012, respectively.

11. EARNINGS PER COMMON SHARE

(Average share data in thousands)

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per common share -
Income (loss) available to common stockholders:
Income (loss) from continuing operations	$7,257	$(3,321)	$12,208	$(342)
Income from discontinued operations	38	1,250	14	1,640

Net income (loss)	$7,295	$(2,071)	$12,222	$1,298

Denominator:
Weighted average shares	10,173	10,121	10,165	10,105

Denominator for basic earnings per common share	10,173	10,121	10,165	10,105
Effect of dilutive securities:
Employee stock options	12	—	12	18
Other stock compensation plans	68	—	61	71

Dilutive potential common shares	80	—	73	89

Denominator for diluted earnings per common share -adjusted weighted average shares and assumed conversions	10,253	10,121	10,238	10,194

Basic earnings (loss) per common share:
Continuing operations	$0.71	$(0.33)	$1.20	$(0.03)
Discontinued operations	0.00	0.12	0.00	0.16

Basic earnings (loss) per common share	$0.72	$(0.20)	$1.20	$0.13

Diluted earnings (loss) per common share:
Continuing operations	$0.71	$(0.33)	$1.19	$(0.03)
Discontinued operations	0.00	0.12	0.00	0.16

Diluted earnings (loss) per common share	$0.71	$(0.20)	$1.19	$0.13

Dividends paid per common share	$0.030	$0.025	$0.060	$0.050

The Company incurred a loss applicable to common shareholders in the three month period ended June 30, 2012. Due to the loss, the inclusion of dilutive securities in the calculation of weighted average common shares is anti-dilutive and there is no difference between basic and dilutive earnings per share. Anti-dilutive performance stock awards of approximately 6,000 shares for the six-month period ended June 30, 2012 were not included in the calculation of diluted earnings per share.

In February 2013, the Company’s Board of Directors authorized an increase to the regular quarterly dividend to $0.03 per common share.

12. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $460 and $96 for the three-month period ended June 30, 2013 and 2012, respectively, related to restricted stock awards and performance unit awards. Stock compensation expense of $1,091 and $835 was recorded for the six-month periods ended June 30, 2013 and 2012, respectively.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess tax benefit realized for the tax deduction from stock-based compensation approximated $133 and $37 for the six months ended June 30, 2013 and 2012, respectively. This excess tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

Stock Option Awards

A summary of the option activity as of June 30, 2013 is presented below.

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
		Exercise	Contractual	(Dollars in
	Shares	Price	Term	thousands)
Outstanding and Exercisable at January 1, 2013	22,500	$10.41	2.2
Granted	—	—	—
Canceled	—	—	—
Exercised	—	—	—

Outstanding and Exercisable at June 30, 2013	22,500	$10.41	1.7	$737

At June 30, 2013, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $7.81 to $14.77, with a weighted average exercise price of $10.41. At June 30, 2012, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $4.10 to $14.77, with a weighted average exercise price of $8.92 per share.

The total intrinsic value of stock options outstanding and exercisable at June 30, 2012 was $758.

The weighted average remaining contractual life of the stock options outstanding at June 30, 2013 and 2012 was 1.7 and 2.3 years, respectively.

There were no stock options exercised during the six-month period ended June 30, 2013. There were 1,450 stock options with a weighted average exercise price per share of $9.30 exercised during the six-month period ended June 30, 2012. The total intrinsic value of stock options exercised during the six-month period ended June 30, 2012 was $30.

Restricted Stock Awards

For the six-month periods ended June 30, 2013 and 2012, the Company granted approximately 13,000 and 92,000 shares, respectively, of restricted stock to employees. A summary of restricted stock award activity follows:

			Aggregate
		Grant Date	Fair Value
Grant Date	Shares	Fair Value	(Dollars in Thousands)
February 1, 2012	66,000	$30.15	$1,990
March 6, 2012	18,347	27.49	504
May 23, 2012	8,000	28.05	224
February 27, 2013	12,973	42.49	551

These forfeitable restricted stock awards time-vest after a four-year holding period, unless indicated otherwise by the underlying restricted stock agreement. Certain awards of restricted stock included in the above table provide for incremental vesting over a period up to the vesting date listed.

Performance Unit Awards

Annually, under separate three-year long-term incentive plans, pursuant to the Omnibus Plan, the Company grants performance units. A summary of performance unit stock award activity follows:

Incentive Plan	Grant Date	Units	Grant Date Fair Value	Aggregate Fair Value (Dollars in Thousands)
2011 - 2013	March 15, 2011	34,002	$38.46	$1,308
2012 - 2014	March 6, 2012	43,042	27.49	1,183
2013 - 2015	February 27, 2013	31,418	42.49	1,335

Performance units are subject to forfeiture, time-vest over a three year period and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan. The aggregate fair value in the above table is based upon achieving 100% of the performance targets as defined in the underlying plan. During the three-month period ended June 30, 2012, the Company reversed $1,157 of incentive compensation expense caused by the impact of a $19,000 product warranty charge on plan performance conditions, as the vesting of the performance units was determined to be improbable at that time.

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

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three and six-month periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$9	$8	$17	$16
Interest cost	176	311	353	621
Expected return on plan assets	(214)	(338)	(428)	(673)
Recognized net actuarial loss	53	56	106	112

Net periodic benefit cost	$24	$37	$48	$76

The Company expects to contribute approximately $555 to its United States defined benefit plans in 2013. For the six months ended June 30, 2013, the Company contributed approximately $166.

United Kingdom Defined Benefit Plan

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and six-month periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest cost	$80	$80	$160	$163
Expected return on plan assets	(68)	(68)	(136)	(139)
Amortization of transition amount	(11)	(12)	(22)	(24)
Recognized net actuarial loss	53	52	106	107

Net periodic cost	$54	$52	$108	$107

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of $248 are anticipated to the United Kingdom L.B. Foster Rail Technologies, Inc. pension plan during 2013. For the six months ended June 30, 2013, the Company contributed approximately $111 to the plan.

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

The following table summarizes the expense associated with the contributions made to these plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Salaried Plan	$495	$620	$944	$1,075
Union Plan	19	19	35	36
Montreal Plan	25	32	60	59
U.K. Plan	35	16	68	30
Burnaby Plan	34	31	77	77

	$608	$718	$1,184	$1,277

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

Cash equivalents. Included within “Cash and cash equivalents” are highly liquid investments in money market funds with various underlying securities all of which maintain AAA credit ratings. Also included within cash equivalents are our highly liquid investments in non-domestic bank term deposits. The Company uses quoted market prices to determine the fair value of these investments and they are classified in Level 1 of the fair value hierarchy. The carrying amounts approximate fair value because of the short maturity of the instruments.

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at June 30, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Domestic money market funds	$56,500	$56,500	$—	$—
Non domestic bank term deposits	28,957	28,957	—	—

Cash equivalents at fair value	85,457	85,457	—	—

Total Assets	$85,457	$85,457	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Domestic money market funds	$58,620	$58,620	$—	$—
Non domestic bank term deposits	26,045	26,045	—	—

Cash equivalents at fair value	84,665	84,665	—	—

Total Assets	$84,665	$84,665	$—	$—

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

Warranty Liability
Balance at December 31, 2012	$15,727
Additions to warranty liability	829
Warranty liability utilized	(4,741)

Balance at June 30, 2013	$11,815

Included within the above table are concrete tie warranty reserves of approximately $11,021 and $14,837 as of June 30, 2013 and December 31, 2012, respectively.

The Company continues to work with the Union Pacific Railroad (UPRR) to identify and replace defective ties related to the warranty claim asserted under CXT Incorporated’s (CXT) 2005 supply contract. During the six months ended June 30, 2013 there were no changes to the Company’s estimate of the number of defective concrete ties that will ultimately require replacement. Replaced ties have been deducted from the Company’s warranty liability.

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

As of June 30, 2013 and December 31, 2012, the Company maintained environmental and litigation reserves approximating $2,133 and $2,141, respectively.

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

The Company did not engage in any foreign currency hedging transactions during the six-month period ended June 30, 2013. During the first quarter of 2012, the Company entered into commitments with notional amounts totaling approximately $742 to buy Euro funds based on the anticipated receipt of Euro funds from the purchase of certain steel piling in the second quarter of 2012. During the second quarter of 2012, the Company settled this contract for a recognized loss that did not exceed $100.

17. INCOME TAXES

The Company’s effective income tax rate from continuing operations for the quarter and six months ended June 30, 2013 was 34.6% and 34.1%, respectively and 27.6% and (252.6%) for the quarter and six month ended June 30, 2012, respectively. The Company’s effective income tax rate for the quarter and six months ended June, 30 2013 was primarily driven by state income taxes, U.S. domestic production activities deductions and operations in foreign jurisdictions with lower statutory tax rates. The effective income tax rate for the quarter and six months ended June 30, 2012 were significantly impacted by discrete tax items as a result of the impact of the $19,000 warranty charge recorded during the quarter ended June 30, 2012 on pre-tax income.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share data)

Forward-Looking Statements

This Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. Sentences containing words such as “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this quarterly report on Form 10-Q may concern, among other things, the Company’s expectations regarding our strategy, goals, projections and plans regarding our financial position, liquidity and capital resources, the outcome of litigation including the Inspector General subpoena, results of operations, decisions regarding our strategic growth strategies, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. L.B. Foster cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: general business conditions, a decrease in freight or passenger rail traffic, a lack of state or federal funding for new infrastructure projects, the availability of material from major suppliers, labor disputes, the impact of competition, variances in current accounting estimates and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements, income taxes, foreign currency fluctuations, inflation, the ultimate number of concrete ties that will have to be replaced pursuant to product claims, and domestic and foreign governmental regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” Section of our Annual Report on Form 10-K and in our other periodic filings with the Securities and Exchange Commission.

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

Quarterly Results of Continuing Operations

	Three Months Ended June 30,		Percent of Total Net Sales Three Months Ended June 30,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Net Sales:
Rail Products	$90,892	$101,369	60.6%	62.1%	(10.3)%
Construction Products	43,697	47,862	29.1	29.3	(8.7)
Tubular Products	15,347	13,949	10.2	8.5	10.0

Total net sales	$149,936	$163,180	100.0%	100.0%	(8.1)%

	Three Months Ended June 30,		Gross Profit Percentage Three Months Ended June 30,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Gross Profit:
Rail Products	$17,466	$1,798	19.2%	1.8%	** %
Construction Products	6,665	7,019	15.3	14.7	(5.0)
Tubular Products	5,237	4,039	34.1	29.0	29.7
LIFO expense	(14)	(53)	(0.0)	(0.0)	**
Other	(179)	(469)	(0.1)	(0.3)	(61.8)

Total gross profit	$29,175	$12,334	19.5%	7.6%	136.5%

	Three Months Ended June 30,		Percent of Total Net Sales Three Months Ended June 30,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Expenses:
Selling and administrative expenses	$17,951	$16,628	12.0%	10.2%	8.0%
Amortization expense	700	697	0.5	0.4	0.4
Interest expense	125	123	0.1	0.1	1.6
Interest income	(139)	(94)	(0.1)	(0.1)	47.9
Equity in income of nonconsolidated investment	(420)	(309)	(0.3)	(0.2)	35.9
Other income	(137)	(121)	(0.1)	(0.1)	13.2

Total expenses	18,080	16,924	12.1	10.4	6.8

Income from continuing operations before income taxes	11,095	(4,590)	7.4%	(2.8)%	** %
Income tax expense	3,838	(1,269)	2.6	(0.8)	**

Income from continuing operations	$7,257	$(3,321)	4.8%	(2.0)%	** %

**	Results of calculation are not considered meaningful for presentation purposes.

Second Quarter 2013 Compared to Second Quarter 2012 – Company Analysis

Income from continuing operations for the second quarter of 2013 was $7,257, or $0.71 per diluted share, compared to a loss from continuing operations of $3,321, or a $0.33 loss per diluted share, in the prior year quarter. Included within the 2012 loss from continuing operations was a nonrecurring charge of $19,000 related to a product warranty claim. Net sales for the three month period ended June 30, 2013 decreased to $149,936, or 8.1%, which was attributable to a 10.3% decrease in Rail Products segment sales and an 8.7% reduction in Construction Products segment sales, partially offset by a 10.0% increase in Tubular Products segment sales.

The gross profit margin in the 2013 second quarter was 19.5% compared to 7.6% during the prior year quarter. The increase was due principally to the $19,000 concrete tie warranty charge taken during the second quarter of 2012. Excluding the charge, gross profit would have improved 26 basis points from 19.2 in the prior year quarter.

Selling and administrative expenses increased by $1,323, or 8.0% from the prior year quarter. Increases related to salaried headcount and travel costs were incurred for the quarter ended June 30, 2013 compared to the preceding year’s quarter. Partially offsetting these costs were expenses related to concrete tie testing performed during the second quarter of 2012.

The Company’s effective income tax rate from continuing operations in the 2013 second quarter was 34.6%, compared to 27.6% in the prior year quarter. The Company’s effective income tax rate in the 2013 second quarter was primarily driven by state income taxes, U.S. domestic production activities deductions and operations in foreign jurisdictions with lower statutory tax rates. Changes in effective tax rates were related to a shift in the Company’s global mix of income and discrete tax items which has a significant impact on the rate as a result of the prior year quarter impact of the concrete tie warranty charge of $19,000 on pre-tax income.

Results of Continuing Operations – Segment Analysis

Rail Products

	Three Months Ended June 30,		(Decrease)/ Increase	Percent (Decrease)/Increase
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$90,892	$101,369	$(10,477)	(10.3)%

Gross Profit	$17,466	$1,798	$15,668	871.4%

Gross Profit Percentage	19.2%	1.8%	17.4%	983.4%

Second Quarter 2013 Compared to Second Quarter 2012

The sales decline within the Rail Products segment related primarily to a reduction in sales within our precast concrete tie and rail technologies divisions slightly offset by increased sales within our transit products division.

While net sales decreased by 10.3%, the gross profit percentage increased by 17.4% due to the prior year quarter product warranty charge of $19,000 related to concrete ties. Excluding the impact of the warranty costs, the gross profit percentage would have declined 1.3% compared to the prior year period. The quarter over quarter reduction is primarily due to project mix, including the Honolulu project, and competitive pricing in the rail distribution division.

During the quarter, the Company continued to work with the Union Pacific Railroad (UPRR) to identify and replace defective ties related to the warranty claim under CXT Incorporated’s (CXT) 2005 supply contract. During the three months ended June 30, 2013 there were no changes to the Company’s estimate of the number of defective concrete ties that will ultimately require replacement. Replaced ties have been deducted from the Company’s warranty liability.

Construction Products

	Three Months Ended June 30,		(Decrease) / Increase	Percent (Decrease)/Increase
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$43,697	$47,862	$(4,165)	(8.7)%

Gross Profit	$6,665	$7,019	$(354)	(5.0)%

Gross Profit Percentage	15.3%	14.7%	0.6%	4.0%

Second Quarter 2013 Compared to Second Quarter 2012

For the three months ended June 30, 2013 the Construction Products segment experienced a reduction in revenues of $4,165 over the prior year quarter. The 8.7% reduction in sales was primarily a result of declines in fabricated bridge products and piling products. Factors impacting this reduction relate to state and local government budget constraints, a slow to develop non-residential market and the negative impact of the federal government’s sequestration.

Although net sales declined by $4,165, the gross profit percentage increased 60 basis points due principally to project management efficiencies within all three businesses of this segment.

Tubular Products

	Three Months Ended June 30,		Increase	Percent Increase
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$15,347	$13,949	$1,398	10.0%

Gross Profit	$5,237	$4,039	$1,198	29.7%

Gross Profit Percentage	34.1%	29.0%	5.2%	17.8%

Second Quarter 2013 Compared to Second Quarter 2012

Net sales reported by our Tubular Products segment increased approximately 10% over the prior year period. This increase was attributable to growth in coated products for gas pipeline applications. The improvement in gross profit was attributable to growth in volumes, favorable material pricing and manufacturing efficiencies within our threaded and coated product divisions.

Year-to-date Results of Continuing Operations

	Six Months Ended June 30,		Percent of Total Net Sales Six Months Ended June 30,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Net Sales:
Rail Products	$172,291	$168,000	61.7%	60.5%	2.6%
Construction Products	80,508	86,225	28.8	31.1	(6.6)
Tubular Products	26,458	23,246	9.5	8.4	13.8

Total net sales	$279,257	$277,471	100.0%	100.0%	0.6%

	Six Months Ended June 30,		Gross Profit Percentage Six Months Ended June 30,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Gross Profit:
Rail Products	$34,499	$16,205	20.0%	9.6%	112.9%
Construction Products	11,636	12,023	14.5	13.9	(3.2)
Tubular Products	8,452	6,734	31.9	29.0	25.5
LIFO expense	(254)	(99)	(0.1)	(0.0)	**
Other	(310)	(877)	(0.1)	(0.3)	(64.7)

Total gross profit	$54,023	$33,986	19.3%	12.2%	59.0%

	Six Months Ended June 30,		Percent of Total Net Sales Six Months Ended June 30,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Expenses:
Selling and administrative expenses	$35,081	$33,558	12.6%	12.1%	4.5%
Amortization expense	1,401	1,394	0.5	0.5	0.5
Interest expense	258	263	0.1	0.1	(1.9)
Interest income	(345)	(194)	(0.1)	(0.1)	77.8
Equity in income of nonconsolidated investment	(596)	(332)	(0.2)	(0.1)	79.5
Other income	(315)	(606)	(0.1)	(0.2)	(48.0)

Total expenses	35,484	34,083	12.7	12.3	4.1

Income from continuing operations before income taxes	18,539	(97)	6.6%	(0.0)%	** %
Income tax expense	6,331	245	2.3	0.1	**

Income (loss) from continuing operations	$12,208	$(342)	4.4%	(0.1)%	** %

**	Results of calculation are not considered meaningful for presentation purposes.

First Six Months of 2013 Compared to First Six Months of 2012 – Company Analysis

Income from continuing operations for the first six months of 2013 was $12,208, or $1.19 per diluted share, which compares to a loss from continuing operations for the 2012 period of $342, or a loss of $0.03 per diluted share. Included within gross profit in the 2012 period was a nonrecurring charge of $19,000 related to a product warranty charge.

Selling and administrative expenses increased by $1,523 over the prior year period. The cost increases for the six months ended June 30, 2013 related to salaried headcount, travel and research and development costs partially offset by a reduction in concrete tie testing costs.

The Company’s effective income tax rate from continuing operations for the first six months of 2013 was 34.1%, compared to (252.6%) in the prior year period. The Company’s effective income tax rate in the 2013 second quarter was primarily driven by state income taxes, U.S. domestic production activities deductions and operations in foreign jurisdictions with lower statutory tax rates. Changes in effective tax rates were related to a shift in the Company’s global mix of income and discrete tax items which had a significant impact on the rate as a result of the prior year period impact of the concrete tie warranty charge of $19,000 on pre-tax income.

Results of Continuing Operations – Segment Analysis

Rail Products

	Six Months Ended June 30,		Increase	Percent Increase
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$172,291	$168,000	$4,291	2.6%

Gross Profit	$34,499	$16,205	$18,294	112.9%

Gross Profit Percentage	20.0%	9.6%	10.4%	107.6%

First Six Months of 2013 Compared to First Six Months of 2012

The sales improvement within the Rail Products segment was primarily attributable to increased first quarter volumes generated within the rail distribution and transit products division. The increase includes products sold for the Honolulu, HI elevated transit system project. The project was awarded in June 2012 and is being managed by the rail distribution, transit and concrete rail products divisions. Offsetting the increased performance during the first quarter were sales reductions related to our precast concrete tie and rail technologies divisions.

The gross profit percentage increased by 10.4% over the preceding year period principally due to the aforementioned $19,000 product warranty charge.

Excluding the impact of the warranty charge, the gross profit percentage in 2013 would have been approximately 1.0% less than the prior year period percentage. The reduction is primarily due to project mix, including the Honolulu project, and competitive pricing in the rail distribution division.

Construction Products

	Six Months Ended June 30,		(Decrease)/ Increase	Percent (Decrease)/Increase
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$80,508	$86,225	$(5,717)	(6.6)%

Gross Profit	$11,636	$12,023	$(387)	(3.2)%

Gross Profit Percentage	14.5%	13.9%	0.5%	3.7%

First Six Months of 2013 Compared to First Six Months of 2012

For the six months ended June 30, 2013 the Construction Products segment experienced a reduction in revenues of $5,717 over the prior year period. The reduction in sales was primarily a result of declines in the fabricated bridge products and piling divisions’ sales partially offset by increased sales within the concrete buildings division. The primary factors impacting this reduction relate to state and local government funding constraints, a slow to develop non-residential market and the negative impact of the federal government’s sequestration.

Although net sales declined by 6.6% the gross profit percentage increased 50 basis points due principally to efficient project management.

Tubular Products

	Six Months Ended June 30,		Increase	Percent Increase
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$26,458	$23,246	$3,212	13.8%

Gross Profit	$8,452	$6,734	$1,718	25.5%

Gross Profit Percentage	31.9%	29.0%	3.0%	10.3%

First Six Months of 2013 Compared to First Six Months of 2012

Net sales reported by our Tubular Products segment increased approximately 13.8% over the prior year period. This increase, as well as the improvement in gross profit, was attributable to growth in volumes at both our threaded products and coated products divisions. The gross margin increase is a result of increased production efficiencies at both divisions. The favorable year over year comparison is expected to turn negative in the second half of the year, given our significantly reduced backlog in the coated products division. This division experienced lower order input in the second quarter as customers delayed purchasing decisions based on project need, and to recognize benefits in cost and inventory.

Liquidity and Capital Resources

Total debt related to capital lease obligations was $38 and $62 as of June 30, 2013 and December 31, 2012, respectively.

Our need for liquidity relates primarily to seasonal working capital requirements for continuing operations, capital expenditures, joint venture capital obligations, strategic investments or acquisitions, debt service obligations, share repurchases and dividends.

The following table summarizes the year-to-date impact of these items:

	June 30,
	2013	2012
Liquidity needs:
Working capital and other assets and liabilities	$(17,906)	$4,147
Capital expenditures	(3,126)	(4,810)
Other long-term debt repayments	(24)	(1,708)
Treasury stock acquisitions	(610)	(645)
Dividends paid to common shareholders	(620)	(514)
Cash interest paid	(175)	(197)

Net liquidity requirements	(22,461)	(3,727)

Liquidity sources:
Internally generated cash flows before interest paid	17,091	(320)
Dividends from L B Pipe & Coupling Products, LLC	468	—
Proceeds from asset sales	—	7
Equity transactions	133	50
Foreign exchange effects	(2,246)	123

Net liquidity sources	15,446	(140)

Discontinued operations	229	7,383

Net Change in Cash	$(6,786)	$3,516

Cash Flow from Continuing Operating Activities

During the six months ended 2013 and 2012, cash flows from continuing operations used $522 and provided $3,630, respectively. For the six months ended June 30, 2013, income and adjustments to income from continuing operations provided $16,916 compared to a use of $517 in the 2012 period. Working capital and other assets and liabilities used $17,906 in the current year period and provided $4,147 in the prior year period.

The Company’s calculation for days sales outstanding at June 30, 2013 was 44 days compared to 41 days at December 31, 2012 and we believe our receivable portfolio is strong.

Cash Flow from Continuing Investing Activities

Capital expenditures were $3,126 for the first six months of 2013 compared to $4,810 for the same 2012 period. The 2013 year to date expenditures related to miscellaneous improvements to our machinery and equipment across each segment whereas prior year capital expenditures were primarily used for our Burnaby, British Columbia, Canada facility, our new threaded products facility, and other yard and plant upgrades. We anticipate total capital spending in 2013 will range between $7,000 and $8,000 and will be funded by cash flow from continuing operations.

Cash Flow from Financing Activities

We did not purchase any common shares of the Company under our existing share repurchase authorization. However, during the six months ended June 30, 2013 and 2012, we withheld 13,887 and 22,791 shares for approximately $610 and $645, respectively, from employees to pay their withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards. Cash outflows related to dividends were approximately $620 and $514 for the periods ended June 30, 2013 and 2012, respectively. The increase relates to a dividend payment of $0.06 per common share for the six months ended 2013 compared to a $0.05 per share payment in the prior year period.

Cash Flow from Discontinued Operations

For the six-month periods ended June 30, 2013 and 2012, cash flows from discontinued businesses provided $229 and used $1,141 from operating activities, respectively. On June 4, 2012, we sold our Shipping Systems Division. The sale proceeds are included within our cash flows from discontinued investing activities of $8,524 during the period ended June 30, 2012.

Financial Condition

As of June 30, 2013, we had $94,678 in cash and cash equivalents and credit facilities with $126,251 of availability while carrying only $38 in total debt. As of June 30, 2013, we were in compliance with all of the Credit Agreement’s covenants. We believe this liquidity will provide the flexibility to take advantage of both organic and external investment opportunities.

Included within cash and cash equivalents are highly liquid and highly rated money market funds with various underlying securities. Our priority continues to be short-term maturities and the preservation of our principal balances. Approximately $36,941 of our cash and cash equivalents was held in non-domestic bank accounts. These funds are available to meet the liquidity needs of our foreign operations. Repatriation activity would subject these funds to U.S. income taxes.

Borrowings under our Credit Agreement bear interest at rates based upon either the base rate or LIBOR-based rate plus applicable margins. Applicable margins are dictated by the ratio of our indebtedness, less cash on hand in excess of $15,000, to our consolidated EBITDA. The base rate is the highest of (a) PNC Bank’s prime rate or (b) the Federal Funds Rate plus .50% or (c) the daily LIBOR rate plus 1.00%. The base rate spread ranges from 0.00% to 1.00%. LIBOR-based rates are determined by dividing the published LIBOR rate by a number equal to 1.00 minus the percentage prescribed by the Federal Reserve for determining the maximum reserve requirements with respect to any Eurocurrency funding by banks on such day. The LIBOR-based rate spread ranges from 1.00% to 2.00%.

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

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2012 is included in the “Liquidity and Capital Resources” section of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources. There were no material changes to these arrangements during the six-month period ended June 30, 2013.

Other

Segment Backlog

Total Company backlog from continuing operations at June 30, 2013 was approximately $220,266 and is summarized by business segment in the following table for the periods indicated:

	Backlog
	June 30, 2013	December 31, 2012	June 30, 2012
Rail Products	$146,025	$140,592	$176,490
Construction Products	71,556	59,239	62,512
Tubular Products	2,685	11,087	13,045

Total Backlog from Continuing Operating Activities	$220,266	$210,918	$252,047

Warranty

As of June 30, 2013, we maintained a total product warranty reserve of approximately $11,815 for our estimate of all potential product warranty claims. Of this total, $11,021 reflects the current estimate of our exposure for potential product warranty claims related to concrete tie production at our Grand Island, NE facility, which was closed in early 2011. While we believe this is a reasonable estimate of our potential contingencies related to identified concrete tie warranty matters, we may incur future charges associated with new customer claims or further development of information for existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on our results of operations and financial condition.

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

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the six-month period ended June 30, 2013.

Item 4. Controls and Procedures

a)	L. B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a—15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

b)	There have been no changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

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

During the second quarter of 2013, our Construction Products segment was impacted by the federal government’s automatic spending cuts. Refer to the management discussion and analysis within the Construction Products segment for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s purchases of equity securities for the three-month period ended June 30, 2013 were as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2013 - April 30, 2013	—	$—	—	$18,520
May 1, 2013 - May 31, 2013	—	—	—	18,520
June 1, 2013 - June 30, 2013	—	—	—	18,520

Total	—	$—	—	$18,520

(1)	On May 23, 2011, the Board of Directors authorized the repurchase of up to $25,000 of the Company’s common shares until December 31, 2013 at which time this authorization will expire. The Company previously purchased 278,655 shares totaling approximately $6,480 under this authorization.

While we did not purchase any common shares of the Company under our existing share repurchase authorization, through the second quarter of 2013 we did withhold 13,887 shares for approximately $610 from employees to pay their withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards.

Item 4. Mine Safety Disclosures

This item is not applicable to the Company.

Item 6. Exhibits

All exhibits are incorporated herein by reference:

*10.1	Non-Employee Director Compensation.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.

***	In accordance with SEC Release 33-8238, the certifications contained in Exhibits 32 are being furnished and not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY (Registrant)

Date: August 6, 2013	By: /s/ David J. Russo
David J. Russo
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer of Registrant)

Index to Exhibits

All exhibits are incorporated herein by reference:

Exhibit Number	Description

*10.1	Non-Employee Director Compensation.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.