Form 10-Q
period 2013-09-30
FOSTER L B CO
filed 2013-11-05
CIK 352825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Common Stock, Par Value $.01	10,327,689 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,997	$101,464
Accounts receivable - net	88,430	59,673
Inventories - net	93,497	107,108
Current deferred tax assets	4,585	4,585
Prepaid income tax	5,547	1,195
Other current assets	3,439	1,903
Current assets of discontinued operations	167	464

Total current assets	291,662	276,392
Property, plant and equipment - net	42,672	42,333
Other assets:
Goodwill	41,237	41,237
Other intangibles - net	38,145	40,165
Investments	4,666	4,332
Other assets	1,536	1,663

Total Assets	$419,918	$406,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$56,874	$50,454
Deferred revenue	3,981	7,447
Accrued payroll and employee benefits	7,014	9,604
Accrued warranty	7,761	15,727
Current maturities of long-term debt	29	35
Other accrued liabilities	10,642	8,596
Liabilities of discontinued operations	26	106

Total current liabilities	86,327	91,969
Long-term debt	19	27
Deferred tax liabilities	11,584	12,140
Other long-term liabilities	13,448	14,411
Stockholders’ equity:
Common stock, par value $.01, authorized 20,000,000 shares; shares issued at September 30, 2013 and December 31, 2012, 11,115,779; shares outstanding at September 30, 2013 and December 31, 2012, 10,185,309 and 10,149,398	111	111
Paid-in capital	47,107	46,290
Retained earnings	291,395	270,311
Treasury stock - at cost, common stock, 930,470 shares at September 30, 2013 and 966,381 shares at December 31, 2012	(24,825)	(25,468)
Accumulated other comprehensive loss	(5,248)	(3,669)

Total stockholders’ equity	308,540	287,575

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$419,918	$406,122

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net sales	$162,248	$170,346	$441,505	$447,817
Cost of goods sold	130,943	139,634	356,177	383,117

Gross profit	31,305	30,712	85,328	64,700
Selling and administrative expenses	17,547	16,581	52,628	50,142
Amortization expense	701	703	2,102	2,097
Interest expense	118	141	376	405
Interest income	(149)	(126)	(494)	(319)
Equity in income of nonconsolidated investment	(296)	(310)	(892)	(643)
Other (income) expense	(638)	612	(953)	4

	17,283	17,601	52,767	51,686

Income from continuing operations before income taxes	14,022	13,111	32,561	13,014
Income tax expense	4,229	4,647	10,560	4,892

Income from continuing operations	9,793	8,464	22,001	8,122

Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	(343)	23	3,805
Income tax expense (benefit)	—	(104)	9	2,403

Income (loss) from discontinued operations	—	(239)	14	1,402

Net income	$9,793	$8,225	$22,015	$9,524

Basic earnings (loss) per common share:
From continuing operations	$0.96	$0.83	$2.16	$0.80
From discontinued operations	—	(0.02)	0.00	0.14

Basic earnings per common share	$0.96	$0.81	$2.16	$0.94

Diluted earnings (loss) per common share:
From continuing operations	$0.95	$0.83	$2.15	$0.80
From discontinued operations	—	(0.02)	0.00	0.14

Diluted earnings per common share	$0.95	$0.81	$2.15	$0.93

Dividends paid per common share	$0.030	$0.025	$0.090	$0.075

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$9,793	$8,225	$22,015	$9,524

Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	1,480	861	(1,790)	1,731
Unrealized derivative loss on cash flow hedges (net of tax expense of $-,$18 and $-,$18)	—	29	—	29
Reclassification of pension liability adjustments to earnings * (net of tax expense: $36, $34 and $109, $101)	72	66	211	197

Other comprehensive income (loss), net of tax:	1,552	956	(1,579)	1,957

Comprehensive income	$11,345	$9,181	$20,436	$11,481

*	Reclassifications out of accumulated other comprehensive income for pension obligations are charged to selling and administrative expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$22,001	$8,122
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred income taxes	(661)	(8,797)
Depreciation and amortization	7,098	9,575
Equity in income of nonconsolidated investment	(892)	(643)
Loss on sales and disposals of property, plant and equipment	48	314
Deferred gain amortization on sale-leaseback	—	(456)
Share-based compensation	1,528	1,312
Excess tax benefit from share-based compensation	(192)	(121)
Change in operating assets and liabilities:
Accounts receivable	(28,931)	(19,061)
Inventories	13,392	(1,044)
Other current assets	(1,676)	(1,232)
Prepaid income tax	(3,418)	5,697
Other noncurrent assets	209	99
Dividends from L B Pipe & Coupling Products, LLC	558	—
Accounts payable - trade	6,298	9,163
Deferred revenue	(3,454)	3,050
Accrued payroll and employee benefits	(2,544)	(1,436)
Other current liabilities	(6,231)	21,200
Other liabilities	(666)	(463)

Net cash provided by continuing operating activities	2,467	25,279

Net cash provided (used) by discontinued operations	257	(599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	—	17
Capital expenditures on property, plant and equipment	(5,648)	(6,342)

Net cash used by continuing investing activities	(5,648)	(6,325)

Net cash provided by discontinued operations	—	10,548

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of other long-term debt	(14)	(2,040)
Proceeds from exercise of stock options and stock awards	35	73
Treasury stock acquisitions	(633)	(653)
Cash dividends on common stock paid to shareholders	(931)	(772)
Excess tax benefit from share-based compensation	192	121

Net cash used by continuing financing activities	(1,351)	(3,271)

Effect of exchange rate changes on cash and cash equivalents	(1,192)	1,299
Net (decrease) increase in cash and cash equivalents	(5,467)	26,931
Cash and cash equivalents at beginning of period	101,464	73,727

Cash and cash equivalents at end of period	$95,997	$100,658

Supplemental disclosure of cash flow information:
Interest paid	$257	$301

Income taxes paid	$14,747	$10,696

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. FINANCIAL STATEMENTS

(Dollars in thousands, except share data unless otherwise noted)

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Amounts included in the balance sheet as of December 31, 2012 were derived from our audited balance sheet. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” “L.B. Foster,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

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

3. BUSINESS SEGMENTS

The Company is a leading manufacturer, fabricator, and distributor of products and services for rail, construction, energy and utility markets. The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. Each segment represents a revenue-producing component of the Company for which separate financial information is produced internally and is subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources. Each segment is evaluated based upon their contribution to the Company’s consolidated results based upon segment profit. Segment profit represents pre-tax income excluding certain corporate items, cost of capital charges and LIFO as reconciled below.

The following table illustrates revenues and profits from continuing operations of the Company by segment for the periods indicated:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail products	$105,552	$9,713	$277,843	$21,749
Construction products	49,320	2,855	129,828	5,373
Tubular products	7,376	985	33,834	8,139

Total	$162,248	$13,553	$441,505	$35,261

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail products	$110,993	$7,904	$278,993	$1,743
Construction products	45,948	3,083	132,173	6,062
Tubular products	13,405	3,783	36,651	9,501

Total	$170,346	$14,770	$447,817	$17,306

Segment profits from continuing operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of, generally, 1% per month. There has been no change in the measurement of segment profit from continuing operations from December 31, 2012. Internal cost of capital charges are eliminated during the consolidation process.

The following table provides a reconciliation of reportable segment net profit from continuing operations to the Company’s consolidated total:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income for reportable segments	$13,553	$14,770	$35,261	$17,306
Interest expense	(118)	(141)	(376)	(405)
Interest income	149	126	494	319
Other income (expense)	638	(612)	953	(4)
LIFO income	553	432	299	333
Equity in income of nonconsolidated investment	296	310	892	643
Corporate expense, cost of capital elimination and other unallocated charges	(1,049)	(1,774)	(4,962)	(5,178)

Income from continuing operations before income taxes	$14,022	$13,111	$32,561	$13,014

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill at September 30, 2013 and December 31, 2012 was $41,237, of which $38,026 is attributable to the Company’s Rail Products segment and $3,211 is attributable to the Construction Products segment.

The Company performs goodwill impairment tests at least annually if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. No goodwill impairment test was required in connection with these evaluations for the nine months ended September 30, 2013. In 2012, the Company performed its annual evaluation of the carrying value of its goodwill during the fourth quarter of 2012. No goodwill impairment charge was required in connection with this evaluation in 2012.

As of September 30, 2013 and December 31, 2012, identified intangible assets of $2,305 are attributable to the Company’s Construction Products segment. As of September 30, 2013 and December 31, 2012, $44,588 and $44,506 are attributable to the Company’s Rail Products segment, respectively. The components of the Company’s intangible assets are as follows:

	September 30, 2013
	Weighted Average Amortization In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$380	$(372)	$8
Patents	10	897	(462)	435
Customer relationships	23	19,960	(3,303)	16,657
Supplier relationships	5	350	(196)	154
Trademarks	17	6,280	(1,202)	5,078
Technology	18	19,026	(3,213)	15,813

		$46,893	$(8,748)	$38,145

	December 31, 2012
	Weighted Average Amortization In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$380	$(367)	$13
Patents	10	815	(412)	403
Customer relationships	23	19,960	(2,488)	17,472
Supplier relationships	5	350	(143)	207
Trademarks	17	6,280	(879)	5,401
Technology	18	19,026	(2,357)	16,669

		$46,811	$(6,646)	$40,165

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 20 years. Amortization expense from continuing operations for the three-month periods ended September 30, 2013 and 2012 were $701 and $703, respectively. Amortization expense from continuing operations for the nine-month periods ended September 30, 2013 and 2012 was $2,102 and $2,097, respectively.

Estimated amortization expense from continuing operations for the remainder of 2013 and the years 2014 and thereafter is as follows:

Amortization Expense
2013	$700
2014	2,789
2015	2,514
2016	2,420
2017	2,353
2018 and thereafter	27,369

$38,145

5. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and while collateral is not required, the Company often receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Trade accounts receivable from continuing operations at September 30, 2013 and December 31, 2012 have been reduced by an allowance for doubtful accounts of $941 and $899, respectively.

6. INVENTORIES

Inventories of continuing operations of the Company at September 30, 2013 and December 31, 2012 are summarized in the following table:

	September 30, 2013	December 31, 2012
Finished goods	$67,018	$78,715
Work-in-process	13,127	17,693
Raw materials	22,117	19,764

Total inventories at current costs	102,262	116,172
Less: LIFO reserve	(8,765)	(9,064)

	$93,497	$107,108

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

7. INVESTMENTS

The Company is a member of a joint venture, L B Pipe & Coupling Products, LLC (the JV) with L B Industries, Inc. and James Legg until June 30, 2019. The Company and L B Industries, Inc. each have a 45% ownership interest in the JV. The JV manufactures, markets and sells various precision coupling products for the energy, utility and construction markets. Under the terms of the JV agreement, as amended, the Company was required to make capital contributions totaling approximately $3,000. The Company fulfilled these commitments during 2011. The other JV members are required to make proportionate contributions in accordance with their ownership percentages in the JV.

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

As of September 30, 2013 and December 31, 2012, the Company had a nonconsolidated equity method investment of $4,666 and $4,332, respectively.

The Company recorded equity in the income of the JV of approximately $296 and $310 for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded equity in the income of the JV of approximately $892 and $643, respectively.

During the three and nine months ended September 30, 2013, each of the JV members received a proportional distribution of equity from the JV. The Company’s 45% ownership interest resulted in a cash distribution of $90 and $558 for the three and nine months ended September 30, 2013, respectively. There were no changes to the members’ ownership interests as a result of the distribution.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the JV’s income or loss, and its net investment in the direct financing lease related to the facility used by the JV for its operations. The carrying amounts of these items have a maximum exposure to loss at September 30, 2013 and December 31, 2012, respectively, as follows:

	September 30, 2013	December 31, 2012
Equity method investment	$4,666	$4,332
Net investment in direct financing lease	1,250	1,327

	$5,916	$5,659

The Company is leasing five acres of land and two facilities to the JV over a period of 9.5 years, with a 5.5 year renewal period. In November 2012, the Company executed the first amendment to its lease with the JV. The amendment included the addition of a second facility built by the Company that was leased to the JV. The current monthly lease payments, including interest, approximate $17, with a balloon payment of approximately $488, which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease. This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” The Company maintained a net investment in this direct financing lease of approximately $1,250 and $1,327 at September 30, 2013 and December 31, 2012, respectively.

The following is a schedule of the direct financing minimum lease payments for the remainder of 2013 and the years 2014 and thereafter:

Minimum Lease Payments
2013	$29
2014	114
2015	122
2016	131
2017	140
2018 and thereafter	714

$1,250

8. DEFERRED REVENUE

Deferred revenue of $3,981 and $7,447 as of September 30, 2013 and December 31, 2012, respectively, consists of customer payments received or contracts for which collectability is reasonably assured however all of the revenue recognition criteria have not yet been met. The Company has significantly fulfilled its obligations under the contracts, but due to the Company’s continuing involvement with the material, revenue is precluded from being recognized until title passes to the customer.

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

As of September 30, 2013, the Company was in compliance with the Credit Agreement’s covenants.

The Company had no outstanding borrowings under the revolving credit facility at September 30, 2013 or December 31, 2012 and had available borrowing capacity of $124,186 at September 30, 2013.

Letters of Credit

At September 30, 2013, the Company had outstanding letters of credit of approximately $814.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500 pounds sterling (approximately $2,428 at September 30, 2013). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of September 30, 2013. There was approximately $186 in outstanding guarantees (as defined in the underlying agreement) at September 30, 2013. This credit facility was renewed during the three month period ended September 30, 2013 with no significant changes to the underlying terms or conditions in the facility. The facility will expire on July 31, 2014, however it is the Company’s intention to renew this credit facility with NatWest Bank during the annual review of the credit facility.

The United Kingdom loan agreements contain certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of September 30, 2013. The subsidiary had available borrowing capacity of $2,242 at September 30, 2013.

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

Net sales and income, including the prior year pre-tax gain of $3,508, from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$—	$1,159	$73	$8,701

Income from discontinued operations	$—	$(343)	$23	$3,805
Income tax expense	—	(104)	9	2,403

Income from discontinued operations	$—	$(239)	$14	$1,402

The income tax rates for discontinued operations in the prior year were significantly impacted by $2,588 of goodwill allocated to discontinued operations which was not deductible for income tax purposes.

The Company maintained current assets from discontinued operations of $167 and $464 as of September 30, 2013 and December 31, 2012, respectively. Current liabilities related to discontinued operations were $26 and $106 as of September 30, 2013 and December 31, 2012, respectively.

11. EARNINGS PER COMMON SHARE

(Average share data in thousands)

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per common share -
Income (loss) available to common stockholders:
Income from continuing operations	$9,793	$8,464	$22,001	$8,122
Income (loss) from discontinued operations	—	(239)	14	1,402

Net income	$9,793	$8,225	$22,015	$9,524

Denominator:
Weighted average shares	10,182	10,141	10,171	10,117

Denominator for basic earnings per common share	10,182	10,141	10,171	10,117
Effect of dilutive securities:
Employee stock options	11	15	11	16
Other stock compensation plans	88	50	73	78

Dilutive potential common shares	99	65	84	94

Denominator for diluted earnings per common share - adjusted weighted average shares and assumed conversions	10,281	10,206	10,255	10,211

Basic earnings (loss) per common share:
Continuing operations	$0.96	$0.83	$2.16	$0.80
Discontinued operations	—	(0.02)	0.00	0.14

Basic earnings per common share	$0.96	$0.81	$2.16	$0.94

Diluted earnings (loss) per common share:
Continuing operations	$0.95	$0.83	$2.15	$0.80
Discontinued operations	—	(0.02)	0.00	0.14

Diluted earnings per common share	$0.95	$0.81	$2.15	$0.93

Dividends paid per common share	$0.030	$0.025	$0.090	$0.075

In February 2013, the Company’s Board of Directors authorized an increase to the regular quarterly dividend to $0.03 per common share.

12. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $437 and $477 for the three-month period ended September 30, 2013 and 2012, respectively, related to restricted stock awards and performance unit awards. Stock compensation expense of $1,528 and $1,312 was recorded for the nine-month periods ended September 30, 2013 and 2012, respectively.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess tax benefit realized for the tax deduction from stock-based compensation approximated $192 and $121 for the nine months ended September 30, 2013 and 2012, respectively. This excess tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

Stock Option Awards

A summary of the option activity as of September 30, 2013 is presented below.

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
		Exercise	Contractual	(Dollars in
	Shares	Price	Term	thousands)
Outstanding and Exercisable at January 1, 2013	22,500	$10.41	2.2
Granted	—	—	—
Canceled	—	—	—
Exercised	(3,750)	9.30	—

Outstanding and Exercisable at September 30, 2013	18,750	$10.64	1.5	$658

At September 30, 2013, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $7.81 to $14.77, with a weighted average exercise price of $10.64. At September 30, 2012, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $4.10 to $14.77, with a weighted average exercise price of $9.94 per share.

The total intrinsic value of stock options outstanding and exercisable at September 30, 2012 was $638.

The weighted average remaining contractual life of the stock options outstanding at September 30, 2013 and 2012 was 1.5 and 2.4 years, respectively.

There were 3,750 stock options exercised during the three-month period ended September 30, 2013 with an average exercise price of $9.30. There were 10,000 stock options exercised with a weighted average exercise price per share of $6.02 exercised during the three-month period ended September 30, 2012. The total intrinsic value of stock options exercised for the three-month periods ended September 30, 2013 and 2012 were $79 and $225, respectively.

There were 3,750 stock options exercised during the nine-month period ended September 30, 2013 with a weighted average exercise price of $9.30. There were 11,450 stock options, with a weighted average exercise price per share of $6.44, exercised during the nine-month period ended September 30, 2012. The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2013 and 2012 were $79 and $255, respectively.

Restricted Stock Awards

For the nine-month periods ended September 30, 2013 and 2012, the Company granted 12,973 and 92,347 shares, respectively, of restricted stock to employees. A summary of restricted stock award activity follows:

			Aggregate
			Grant Date
		Grant Date	Fair Value
Grant Date	Shares	Share Price	(Dollars in Thousands)
February 1, 2012	66,000	$30.15	$1,990
March 6, 2012	18,347	27.49	504
May 23, 2012	8,000	28.05	224
February 27, 2013	12,973	42.49	551

These restricted stock awards, which are subject to forfeiture, time-vest after a four-year holding period, unless indicated otherwise by the underlying restricted stock agreement. Certain awards of restricted stock included in the above table provide for incremental vesting over a period up to the vesting date listed.

Performance Unit Awards

Annually, under separate three-year long-term incentive plans, pursuant to the Omnibus Plan, the Company grants performance units. A summary of performance unit stock award activity follows:

Incentive Plan	Grant Date	Units	Grant Date Share Price	Aggregate Grant Date Fair Value (Dollars in Thousands)
2011 - 2013	March 15, 2011	34,002	$38.46	$1,308
2012 - 2014	March 6, 2012	43,042	27.49	1,183
2013 - 2015	February 27, 2013	31,418	42.49	1,335

Performance units are subject to forfeiture, time-vest over a three year period and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying Omnibus plan. The aggregate fair value in the above table is based upon achieving 100% of the performance targets as defined in the underlying Omnibus plan. During the second quarter of 2012, the Company reversed $1,157 of incentive compensation expense caused by the impact of a $19,000 product warranty charge on plan performance conditions, as the vesting of the performance units was determined to be improbable at that time.

13. RETIREMENT PLANS

Retirement Plans

The Company has five retirement plans which cover its hourly and salaried employees in the United States: three defined benefit plans (one active / two frozen) and two defined contribution plans. Employees are eligible to participate in the appropriate plan based on employment classification. The Company’s funding to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines. The Company’s policy is to contribute at least the minimum in accordance with the funding standards of ERISA.

The Company’s subsidiary, L.B. Foster Rail Technologies, Inc. (Rail Technologies), maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan. In the United Kingdom, Rail Technologies maintains both a defined contribution plan and a defined benefit plan. These plans are discussed in further detail below.

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three and nine-month periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$8	$8	$25	$24
Interest cost	177	187	530	561
Expected return on plan assets	(214)	(203)	(642)	(607)
Recognized net actuarial loss	53	49	159	146

Net periodic benefit cost	$24	$41	$72	$124

The Company expects to contribute approximately $555 to its United States defined benefit plans in 2013. For the nine months ended September 30, 2013, the Company contributed approximately $332.

United Kingdom Defined Benefit Plan

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and nine-month periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest cost	$85	$89	$255	$252
Expected return on plan assets	(73)	(76)	(219)	(215)
Amortization of transition amount	(12)	(12)	(36)	(36)
Recognized net actuarial loss	57	58	171	165

Net periodic cost	$57	$59	$171	$166

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of $264 are anticipated to be made to the United Kingdom L.B. Foster Rail Technologies, Inc. pension plan during 2013. For the nine months ended September 30, 2013, the Company contributed approximately $191 to the plan.

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

Finally, Rail Technologies maintains a defined contribution plan covering substantially all of the employees of L.B. Foster Rail Technologies, Corp. in Burnaby, British Columbia, Canada, a wholly-owned subsidiary of the Company (Burnaby Plan). Under the terms of the Burnaby Plan, the employer may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the Burnaby Plan.

The following table summarizes the expense associated with the contributions made to these plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Salaried Plan	$478	$599	$1,422	$1,674
Union Plan	18	23	53	59
Montreal Plan	28	30	88	89
U.K. Plan	27	29	95	84
Burnaby Plan	34	34	111	111

	$585	$715	$1,769	$2,017

14. FAIR VALUE MEASUREMENTS

The Company determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions of what market participants would use. The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below.

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

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at September 30, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Domestic money market funds	$50,902	$50,902	$—	$—
Non domestic bank term deposits	31,943	31,943	—	—

Cash equivalents at fair value	82,845	82,845	—	—

Total Assets	$82,845	$82,845	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Domestic money market funds	$58,620	$58,620	$—	$—
Non domestic bank term deposits	26,045	26,045	—	—

Cash equivalents at fair value	84,665	84,665	—	—

Total Assets	$84,665	$84,665	$—	$—

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

Warranty Liability
Balance at December 31, 2012	$15,727
Additions to warranty liability	1,136
Warranty liability utilized	(9,102)

Balance at September 30, 2013	$7,761

Included within the above table are concrete tie warranty reserves of approximately $6,940 and $14,837 as of September 30, 2013 and December 31, 2012, respectively.

The Company continues to work with the Union Pacific Railroad (UPRR) to identify and replace defective ties related to the warranty claim asserted under CXT Incorporated’s (CXT) 2005 supply contract. The Company believes the UPRR will complete the physical replacement of ties pursuant to the 2013 replacement program during the fourth quarter of 2013. During the nine months ended September 30, 2013 there were no changes to the Company’s estimate of the number of defective concrete ties that will ultimately require replacement. Replaced ties have been deducted from the Company’s warranty liability. The Company will continue to assess the adequacy of its reserve as information from the UPRR replacement activity becomes available.

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

As of September 30, 2013 and December 31, 2012, the Company maintained environmental and litigation reserves approximating $2,092 and $2,141, respectively.

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

The Company did not engage in any foreign currency hedging transactions during the nine-month period ended September 30, 2013. During the third quarter of 2012, the Company executed derivative contracts with notional amounts totaling approximately $3,186 to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail products in the third quarter of 2012. The receipt of Canadian funds did not occur in line with the terms of the initial derivative contract and the Company entered into another commitment to buy Canadian funds with notional amounts totaling approximately $3,388. During the third quarter of 2012, the Company settled these contracts for a recognized loss of approximately $204. The loss is included within “other (income) expense” in the Condensed Consolidated Statement of Operations.

During the third quarter of 2012, the Company entered into a new commitment with notional amounts totaling approximately $3,280 to sell Canadian funds based on the anticipated receipt of Canadian funds from the sale of certain rail products in the fourth quarter of 2012. The fair value of this instrument was a liability of $47 as of September 30, 2012 and was recorded in “Other accrued liabilities” in the Condensed Consolidated Balance Sheet.

17. INCOME TAXES

The Company’s effective income tax rate from continuing operations for the quarter and nine months ended September 30, 2013 was 30.2% and 32.4%, respectively and 35.4% and 37.6% for the quarter and nine months ended September 30, 2012, respectively. The Company’s effective income tax rate for the quarter and nine months ended September 30, 2013 differed from the federal statutory rate of 35% primarily due to the recognition of $618 in previously unrecognized state tax benefits.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share data)

Forward-Looking Statements

This Form 10-Q contains “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not relate strictly to historical or current facts. Sentences containing words such as “believe,” “expect,” “intend,” “should,” “may,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this quarterly report on Form 10-Q may concern, among other things, the Company’s expectations regarding our strategy, goals, projections and plans regarding our financial position, liquidity and capital resources, the outcome of litigation including the Inspector General subpoena, results of operations, decisions regarding our growth strategies, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. L.B. Foster cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: general business conditions, a decrease in freight or passenger rail traffic, a lack of state or federal funding for new infrastructure projects, the availability of material from major suppliers, labor disputes, the impact of competition, variances in current accounting estimates and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements, income taxes, foreign currency fluctuations, inflation, the ultimate number of concrete ties that will have to be replaced pursuant to product claims, and domestic and foreign governmental regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” Section of our Annual Report on Form 10-K and in our other periodic filings with the Securities and Exchange Commission.

The forward looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward looking statement, whether as a result of new information, future developments or otherwise.

General Overview

L.B. Foster Company (the Company) is a leading manufacturer, fabricator, and distributor of products and services for rail, construction, energy and utility markets. The Company is comprised of three business segments: Rail Products, Construction Products and Tubular Products.

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

Quarterly Results of Continuing Operations

	Three Months Ended September 30,		Percent of Total Net Sales Three Months Ended September 30,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Net Sales:
Rail Products	$105,552	$110,993	65.1%	65.2%	(4.9)%
Construction Products	49,320	45,948	30.4	27.0	7.3
Tubular Products	7,376	13,405	4.5	7.9	(45.0)

Total net sales	$162,248	$170,346	100.0%	100.0%	(4.8)%

	Three Months Ended September 30,		Gross Profit Percentage Three Months Ended September 30,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Gross Profit:
Rail Products	$21,647	$19,111	20.5%	17.2%	13.3%
Construction Products	7,614	7,183	15.4	15.6	6.0
Tubular Products	1,608	4,401	21.8	32.8	(63.5)
LIFO income	553	432	0.3	0.3	28.0
Other	(117)	(415)	(0.1)	(0.2)	(71.8)

Total gross profit	$31,305	$30,712	19.3%	18.0%	1.9%

	Three Months Ended September 30,		Percent of Total Net Sales Three Months Ended September 30,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Expenses:
Selling and administrative expenses	$17,547	$16,581	10.8%	9.7%	5.8%
Amortization expense	701	703	0.4	0.4	(0.3)
Interest expense	118	141	0.1	0.1	(16.3)
Interest income	(149)	(126)	(0.1)	(0.1)	18.3
Equity in income of nonconsolidated investment	(296)	(310)	(0.2)	(0.2)	(4.5)
Other (income) expense	(638)	612	(0.4)	0.4	**

Total expenses	$17,283	$17,601	10.7%	10.3%	(1.8)%

Income from continuing operations before income taxes	$14,022	$13,111	8.6%	7.7%	6.9%
Income tax expense	4,229	4,647	2.6	2.7	(9.0)

Income from continuing operations	$9,793	$8,464	6.0%	5.0%	15.7%

**	Results of calculation are not considered meaningful for presentation purposes.

Third Quarter 2013 Compared to Third Quarter 2012 – Company Analysis

Income from continuing operations for the third quarter of 2013 was $9,793, or $0.95 per diluted share, compared to income from continuing operations of $8,464, or $0.83 per diluted share, in the prior year quarter. Included within the 2012 period was a nonrecurring pre-tax charge of $3,000 related to a product warranty claim. Net sales for the three month period ended September 30, 2013 decreased to $162,248, or 4.8%, which was attributable to a 4.9% decrease in Rail Products segment sales and a 45.0% decrease in Tubular Products segment sales, partially offset by a 7.3% increase in Construction Products segment sales.

The gross profit margin in the 2013 third quarter was 19.3% compared to 18.0% during the prior year quarter. The increase was due principally to the $3,000 concrete tie warranty charge taken during the third quarter of 2012. Excluding the charge, gross profit would have been 19.8% in the prior year quarter. This adjusted reduction is primarily attributable to a reduction in the Tubular segment’s gross profit.

Selling and administrative expenses increased by $966, or 5.8%, from the prior year quarter. Increases related to salaried headcount and travel costs that were incurred for the quarter ended September 30, 2013 compared to the preceding year quarter. Partially offsetting these costs were expenses related to concrete tie testing performed during the third quarter of 2012.

During the three months ended September 30, 2013, the Company generated other income of $638 compared to expenses of $612 during the prior year period. The $1,250 improvement relates primarily to foreign exchange gains as well as the recovery of escrowed funds related to a 2005 real estate transaction which was previously written off as uncollectible.

The Company’s effective income tax rate from continuing operations in the 2013 third quarter was 30.2%, compared to 35.4% in the prior year quarter. The Company’s effective income tax rate for the quarter ended September 30, 2013 differed from the federal statutory rate of 35% primarily due to the recognition of previously unrecognized state tax benefits. The change in effective tax rate compared to the prior year quarter was also primarily due to the recognition of previously unrecognized uncertain state tax positions.

Results of Continuing Operations – Segment Analysis

Rail Products

	Three Months Ended September 30,		(Decrease)/ Increase	Percent (Decrease)/Increase
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$105,552	$110,993	$(5,441)	(4.9)%

Gross Profit	$21,647	$19,111	$2,536	13.3%

Gross Profit Percentage	20.5%	17.2%	3.3%	19.1%

Third Quarter 2013 Compared to Third Quarter 2012

The net sales decline within the Rail Products segment related primarily to a reduction in sales within our precast concrete tie, rail distribution and rail technologies divisions. Partially offsetting these reductions were stronger sales in our transit products and Allegheny Rail Products divisions.

While net sales decreased by 4.9%, the gross profit percentage increased by 3.3% primarily due to the prior year quarter concrete tie warranty charge of $3,000. Excluding the impact of the warranty costs, the gross profit percentage during the third quarter of 2013 was 60 basis points higher compared to the prior year period. The quarter over quarter increase is primarily due to project mix within the rail divisions.

During the quarter, the Company continued to work with the Union Pacific Railroad (UPRR) to identify and replace defective ties related to the warranty claim under CXT Incorporated’s (CXT) 2005 supply contract. The Company believes the UPRR will complete the physical replacement of ties pursuant to the 2013 replacement program during the fourth quarter of 2013. During the three months ended September 30, 2013 there were no changes to the Company’s estimate of the number of defective concrete ties that will ultimately require replacement. The costs of replaced ties have been deducted from the Company’s warranty liability. The Company will continue to assess the adequacy of its reserve as information from the UPRR replacement activity becomes available.

Construction Products

	Three Months Ended September 30,		Increase/ (Decrease)	Percent Increase/(Decrease)
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$49,320	$45,948	$3,372	7.3%

Gross Profit	$7,614	$7,183	$431	6.0%

Gross Profit Percentage	15.4%	15.6%	(0.2)%	(1.2)%

Third Quarter 2013 Compared to Third Quarter 2012

For the three months ended September 30, 2013 the Construction Products segment experienced an increase in net sales of $3,372 over the prior year quarter. The 7.3% increase in sales was primarily a result of increases within our piling products division offset by declines in fabricated bridge products. The primary driver behind the sales increase relates to improvements in market conditions within the piling division.

For the quarter ended September 30, 2013, gross profit percentages remained consistent with the prior year quarter.

Tubular Products

	Three Months Ended September 30,		Decrease	Percent Decrease
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$7,376	$13,405	$(6,029)	(45.0)%

Gross Profit	$1,608	$4,401	$(2,793)	(63.5)%

Gross Profit Percentage	21.8%	32.8%	(11.0)%	(33.6)%

Third Quarter 2013 Compared to Third Quarter 2012

Consistent with our second quarter disclosures, the Tubular segment growth turned negative during the 2013 third quarter as evidenced by the $6,029 reduction in net sales. The primary driver of the reductions related to lower order input in the quarter and reduced backlog coming into the quarter within our coated products business. This decline along with a reduction in our threaded products gross profit contributed to an 11% decrease in gross profit compared to the prior year quarter.

Year-to-date Results of Continuing Operations

	Nine Months Ended September 30,		Percent of Total Net Sales Nine Months Ended September 30,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Net Sales:
Rail Products	$277,843	$278,993	62.9%	62.3%	(0.4)%
Construction Products	129,828	132,173	29.4	29.5	(1.8)
Tubular Products	33,834	36,651	7.7	8.2	(7.7)

Total net sales	$441,505	$447,817	100.0%	100.0%	(1.4)%

	Nine Months Ended September 30,		Gross Profit Percentage Nine Months Ended September 30,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Gross Profit:
Rail Products	$56,146	$35,316	20.2%	12.7%	59.0%
Construction Products	19,251	19,205	14.8	14.5	0.2
Tubular Products	10,060	11,135	29.7	30.4	(9.7)
LIFO income	299	333	0.1	0.1	(10.2)
Other	(428)	(1,289)	(0.1)	(0.3)	(66.8)

Total gross profit	$85,328	$64,700	19.3%	14.4%	31.9%

	Nine Months Ended September 30,		Percent of Total Net Sales Nine Months Ended September 30,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Expenses:
Selling and administrative expenses	$52,628	$50,142	11.9%	11.2%	5.0%
Amortization expense	2,102	2,097	0.5	0.5	0.2
Interest expense	376	405	0.1	0.1	(7.2)
Interest income	(494)	(319)	(0.1)	(0.1)	54.9
Equity in income of nonconsolidated investment	(892)	(643)	(0.2)	(0.1)	38.7
Other (income) expense	(953)	4	(0.2)	0.0	**

Total expenses	$52,767	$51,686	12.0%	11.5%	2.1%

Income from continuing operations before income taxes	$32,561	$13,014	7.4%	2.9%	150.2%
Income tax expense	10,560	4,892	2.4	1.1	115.9

Income from continuing operations	$22,001	$8,122	5.0%	1.8%	170.9%

**	Results of calculation are not considered meaningful for presentation purposes.

First Nine Months of 2013 Compared to First Nine Months of 2012 – Company Analysis

Income from continuing operations for the first nine months of 2013 was $22,001, or $2.15 per diluted share, which compares to income from continuing operations for the 2012 period of $8,122, or $0.80 per diluted share. Net sales for the nine month period ended September 30, 2013 decreased to $441,505, or 1.4%, which was attributable to a 0.4% reduction in Rail Products segment sales, 1.8% reduction in Construction Products segment sales and a 7.7% reduction in Tubular Products segment sales.

The gross profit margin for the nine months ended September 30, 2013 was 19.3%. Included within gross profit in the 2012 period was a nonrecurring charge of $22,000 related to a product warranty charge. Excluding the prior year warranty charge, the first nine months of 2012 would have generated gross profit of 19.4%.

Selling and administrative expenses increased by $2,486 over the prior year period. The cost increases for the nine months ended September 30, 2013 were primarily attributable to personnel related costs associated with salaried headcount and travel costs, partially offset by a reduction in concrete tie testing costs.

During the nine months ended September 30, 2013, the Company generated other income of $953 compared to expenses of $4 during the prior year period. The increase relates primarily to favorable foreign exchange gains as well as the recovery of escrowed funds related to a 2005 real estate transaction which was previously written off as uncollectible.

The Company’s effective income tax rate from continuing operations for the first nine months of 2013 was 32.4%, compared to 37.6% in the prior year period. The Company’s effective income tax rate for the nine months ended September, 30 2013 differed from the federal statutory rate of 35% primarily due to the recognition of previously unrecognized state tax benefits. The change in effective tax rate compared to the prior year period was also primarily due to the aforementioned recognition of uncertain state tax positions.

Results of Continuing Operations – Segment Analysis

Rail Products

	Nine Months Ended September 30,		(Decrease)/ Increase	Percent (Decrease)/Increase
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$277,843	$278,993	$(1,150)	(0.4)%

Gross Profit	$56,146	$35,316	$20,830	59.0%

Gross Profit Percentage	20.2%	12.7%	7.5%	59.6%

First Nine Months of 2013 Compared to First Nine Months of 2012

Net sales for the nine months ended September 30, 2013 were relatively flat among the Rail Products segment. The transit business experienced a year over year increase which included products sold for the Honolulu, HI elevated transit system project. Transit’s sales were offset by reductions in the precast concrete tie and rail technologies businesses.

The gross profit percentage increased by 750 basis points over the preceding year period principally due to the aforementioned $22,000 product warranty charge.

Excluding the impact of the 2012 warranty charge, the gross profit percentage in 2013 would have been approximately 0.3% less than the prior year period. The reduction is primarily due to project mix and competitive pricing in the rail distribution division.

Construction Products

	Nine Months Ended September 30,		(Decrease)/ Increase	Percent (Decrease)/Increase
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$129,828	$132,173	$(2,345)	(1.8)%

Gross Profit	$19,251	$19,205	$46	0.2%

Gross Profit Percentage	14.8%	14.5%	0.3%	2.1%

First Nine Months of 2013 Compared to First Nine Months of 2012

For the nine months ended September 30, 2013 the Construction Products segment experienced a reduction in net sales of $2,345 from the prior year period. The reduction in sales was primarily a result of declines in fabricated bridge products offset by increases within buildings and piling products.

While net sales declined by 1.8% the gross profit percentage remained relatively stable, increasing 30 basis points due principally to efficient project management.

Tubular Products

	Nine Months Ended September 30,		Decrease	Percent Decrease
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$33,834	$36,651	$(2,817)	(7.7)%

Gross Profit	$10,060	$11,135	$(1,075)	(9.7)%

Gross Profit Percentage	29.7%	30.4%	(0.6)%	(2.1)%

First Nine Months of 2013 Compared to First Nine Months of 2012

Net sales reported by our Tubular Products segment decreased approximately 7.7% from the prior year period. The decrease was attributable to a decline in year-to-date orders received within the coated products division. The negative trend is expected to continue through the fourth quarter, given our significantly reduced backlog in this division. Coated products experienced lower order input in the third quarter as customers delayed purchasing decisions due to changing market conditions.

Gross profit remained relatively flat compared to the nine months ended 2012 with a 65 basis point reduction which was attributable to the volume related de-leveraging and our decision to work on plant maintenance and improvements during the lower production third quarter.

Liquidity and Capital Resources

Total debt related to capital lease obligations was $48 and $62 as of September 30, 2013 and December 31, 2012, respectively.

Our need for liquidity relates primarily to seasonal working capital requirements for continuing operations, capital expenditures, joint venture capital obligations, strategic investments or acquisitions, debt service obligations, share repurchases and dividends.

The following table summarizes the year-to-date impact of these items:

	September 30,
	2013	2012
Liquidity needs:
Working capital and other assets and liabilities	$(27,021)	$15,973
Capital expenditures	(5,648)	(6,342)
Other long-term debt repayments	(14)	(2,040)
Treasury stock acquisitions	(633)	(653)
Dividends paid to common shareholders	(931)	(772)
Cash interest paid	(257)	(301)

Net liquidity requirements	(34,504)	5,865

Liquidity sources:
Internally generated cash flows before interest paid	29,187	9,607
Dividends from L B Pipe & Coupling Products, LLC	558	—
Proceeds from asset sales	—	17
Equity transactions	227	194
Foreign exchange effects	(1,192)	1,299

Net liquidity sources	28,780	11,117

Discontinued operations	257	9,949

Net Change in Cash	$(5,467)	$26,931

Cash Flow from Continuing Operating Activities

During the nine months ended 2013 and 2012, cash flows from continuing operations provided $2,467 and $25,279, respectively. For the nine months ended September 30, 2013, income, adjustments to income from continuing operating activities and dividends from the joint venture provided $29,488 compared to $9,306 in the 2012 period. Working capital and other assets and liabilities used $27,021 in the current year period and provided $15,973 in the prior year period. The reduction in cash flows from operating activities relates primarily to changes in working capital including increased cash payments for taxes as well as decreases in deferred revenue and accrued warranty.

The Company’s calculation for days sales outstanding at September 30, 2013 was 46 days compared to 41 days at December 31, 2012 and we believe our receivable portfolio is strong.

Cash Flow from Continuing Investing Activities

Capital expenditures were $5,648 for the first nine months of 2013 compared to $6,342 for the same 2012 period. The 2013 year to date expenditures related to improvements to our machinery and equipment across each segment whereas prior year capital expenditures were primarily used for our Burnaby, British Columbia, Canada facility, our new threaded products facility, and other yard and plant upgrades. We anticipate total capital spending in 2013 will range between $7,000 and $8,000 and will be funded by cash flow from continuing operations.

Cash Flow from Financing Activities

We did not purchase any common shares of the Company under our existing share repurchase authorization. However, during the nine months ended September 30, 2013 and 2012, we withheld 14,417 and 23,066 shares for approximately $633 and $653, respectively, from employees to pay their withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards. Cash outflows related to dividends were approximately $931 and $772 for the periods ended September 30, 2013 and 2012, respectively. The increase relates to a dividend payment of $0.09 per common share for the nine months ended 2013 compared to a $0.075 per share payment in the prior year period.

Cash Flow from Discontinued Operations

For the nine-month periods ended September 30, 2013 and 2012, cash flows from discontinued businesses provided $257 and used $599 from operating activities, respectively. On June 4, 2012, we sold our Shipping Systems Division and on August 30, 2012 we sold our Precise Structural Products division. The sale proceeds are included within our cash flows from discontinued investing activities of $10,548 for the nine months ended September 30, 2012.

Financial Condition

As of September 30, 2013, we had $95,997 in cash and cash equivalents and credit facilities with $126,428 of availability while carrying only $48 in total debt. As of September 30, 2013, we were in compliance with all of the Credit Agreement’s covenants. We believe this liquidity will provide the flexibility to take advantage of both organic and external investment opportunities.

Included within cash and cash equivalents are highly liquid and highly rated money market funds with various underlying securities. Our priority continues to be short-term maturities and the preservation of our principal balances. Approximately $41,673 of our cash and cash equivalents was held in non-domestic bank accounts to meet the current and future liquidity needs of our non-domestic operations. Repatriation of these funds may result in additional U.S. income taxes and foreign withholding taxes.

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

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2012 is included in the “Liquidity and Capital Resources” section of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources. There were no material changes to these arrangements during the nine-month period ended September 30, 2013.

Other

Segment Backlog

Total Company backlog from continuing operations at September 30, 2013 was approximately $197,541 and is summarized by business segment in the following table for the periods indicated:

	Backlog
	September 30, 2013	December 31, 2012	September 30, 2012
Rail Products	$110,910	$140,592	$153,965
Construction Products	83,102	59,239	54,431
Tubular Products	3,529	11,087	17,342

Total Backlog from Continuing Operating Activities	$197,541	$210,918	$225,738

Warranty

As of September 30, 2013, we maintained a total product warranty reserve of approximately $7,761 for our estimate of all potential product warranty claims. Of this total, $6,941 reflects the current estimate of our exposure for potential product warranty claims related to concrete tie production at our Grand Island, NE facility, which was closed in early 2011. While we believe this is a reasonable estimate of our potential contingencies related to identified concrete tie warranty matters, we may incur future charges associated with new customer claims or further development of information for existing customer claims. The Company believes the UPRR will complete the physical replacement of ties pursuant to the 2013 replacement program during the fourth quarter of 2013. We will continue to assess the adequacy of our reserve as information from the UPRR replacement activity becomes available. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on our results of operations and financial condition.

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

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the nine-month period ended September 30, 2013.

Item 4. Controls and Procedures

a)	L. B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

b)	There have been no changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

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

During 2013, our Construction Products segment was impacted by the federal government’s automatic spending cuts. Refer to the management discussion and analysis within the Construction Products segment for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s purchases of equity securities for the three-month period ended September 30, 2013 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2013 - July 31, 2013	—	$—	—	$18,520
August 1, 2013 - August 31, 2013	—	—	—	18,520
September 1, 2013 - September 30, 2013	—	—	—	18,520

Total	—	$—	—	$18,520

(1)	On May 23, 2011, the Board of Directors authorized the repurchase of up to $25,000 of the Company’s common shares until December 31, 2013 at which time this authorization will expire. The Company previously purchased 278,655 shares totaling approximately $6,480 under this authorization.

While we did not purchase any common shares of the Company under our existing share repurchase authorization, through the third quarter of 2013 we did withhold 14,417 shares for approximately $633 from employees to pay their withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards.

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

L.B. FOSTER COMPANY (Registrant)

Date: November 5, 2013	By: /s/ David J. Russo
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