Form 10-K
period 2013-12-31
FOSTER L B CO
filed 2014-02-27
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes        ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐  Yes        ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐    Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $416,797,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2014
Common Stock, Par Value $0.01	10,310,508 shares

Documents Incorporated by Reference:

Portions of the Proxy Statement prepared for the 2014 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K. The 2014 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “may,” “expect,” “should,” “could,” “anticipate,” “plan,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may concern, among other things, the Company’s expectations regarding our strategy, goals, projections and plans regarding our financial position, liquidity and capital resources, the outcome of the Inspector General subpoena, the outcome of litigation and product warranty claims, results of operations, decisions regarding our strategic growth strategies, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: general business conditions, a decrease in freight or passenger rail traffic, a lack of state or federal funding for new infrastructure projects, the timeliness and availability of material from major suppliers, labor disputes, the impact of competition, variances in current accounting estimates and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements, domestic and international income taxes, foreign currency fluctuations, inflation, the ultimate number of concrete ties that will have to be replaced pursuant to product warranty claims, and domestic and foreign governmental regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The forward looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.	BUSINESS

(Dollars in thousands, except share data unless otherwise noted)

Summary Description of Businesses

Formed in 1902, L.B. Foster Company is a Pennsylvania corporation with its principal office in Pittsburgh, PA. L.B. Foster Company is a leading manufacturer, fabricator and distributor of products and services for the rail, construction, energy and utility markets. As used herein, “Foster”, the “Company”, “we”, “us” and “our” or similar references refer collectively to L.B. Foster Company and its divisions and subsidiaries, unless the context otherwise requires. The Company classifies its activities into three business segments: Rail Products, Construction Products, and Tubular Products. Financial information concerning these segments is set forth in Part II, Item 8, Note 2 to the financial statements included herein, which is incorporated by reference into this Item 1.

On November 7, 2013, the Company (through its wholly-owned subsidiary now named L.B. Foster Ball Winch, Inc.) acquired substantially all of the assets and liabilities of Ball Winch, LLC (Ball Winch) for $37,500 pursuant to an Asset Purchase Agreement (APA). This transaction was funded with cash on hand. Included within the purchase price was $3,300 which will be held in escrow to satisfy any indemnity claims under the APA. The purchase price was adjusted to $37,995 as a result of the post-closing working capital adjustment of $495, which was accrued within Accounts payable as of December 31, 2013. The results of operations for L.B. Foster Ball Winch, Inc. are included in our Tubular Products segment for the period of November 7, 2013 through December 31, 2013. More information regarding the current year acquisition is set forth in Part II, Item 8, Note 3 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 1.

For rail markets, the Company provides a full line of new and used rail, trackwork, and accessories to railroads, mines and industry. The Company also designs and produces concrete railroad ties, insulated rail joints, power rail, track fasteners, coverboards and special accessories for mass transit and other rail systems worldwide. Additionally, the Company engineers, manufactures and assembles friction management products and railway wayside data collection and management systems.

For the construction industry, the Company sells steel sheet piling, H-bearing piling, pipe piling, and provides rental sheet piling for foundation requirements. In addition, the Company supplies precast concrete buildings, bridge decking, bridge railing, expansion joints and other products for highway construction and repair.

For tubular markets, the Company supplies pipe coatings for natural gas pipelines and utilities. The Company also produces threaded pipe products for industrial water well and irrigation markets. L.B. Foster Ball Winch, Inc. will enhance our pipe coating capabilities and expand our business into the field service coating markets.

Information concerning the Company’s liquidity and capital resources and the Company’s working capital requirements can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has a joint venture, L B Pipe & Coupling Products, LLC (JV), in which the Company maintains a 45% ownership interest. The JV manufactures, markets and sells various precision couplings and other products for the energy, utility and construction markets. More information concerning the JV is set forth in Part II, Item 8, Note 9 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 1.

During 2012, the Company sold the assets and liabilities of its railway securement business (Shipping Systems Division (SSD)), and its precise structural products business (Precise) and as such the results of these businesses are included within discontinued operations. Unless the context otherwise requires, this Annual Report on Form 10-K for the year ended December 31, 2013 relates only to the Company’s continuing operations.

The following table shows, for the last three fiscal years, the net sales generated by each of the current business segments as a percentage of total net sales.

	Percentage of Net Sales
	2013	2012	2011
Rail Products	61%	63%	55%
Construction Products	32	29	40
Tubular Products	7	8	5

	100%	100%	100%

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

The Company produces rail anchors and track spikes at its manufacturing plant in St. Jean, Quebec, primarily for the Canadian railroads with some export sales. Through its United Kingdom subsidiary, the Company also designs and manufactures a complete line of rail joints including the epoxy insulated rail joints, nylon-encapsulated insulated joints, and also distributes a complete line of track fasteners to the United Kingdom railways and to international customers.

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

L.B. Foster Rail Technologies, Corp. (Rail Technologies) engineers, manufactures and assembles friction management products, railway wayside data collection and management systems and related products. It also engineers and manufactures stick friction modifiers and related application systems. The Company’s friction management division provides products and services that control the friction at the rail/wheel interface, helping to lower fuel usage and improve train-operating efficiency, extend the life of operating assets such as rail and wheels, reduce track stresses and lower related maintenance and operating costs for customers. Friction management products include mobile and wayside application systems that distribute lubricants and solid and liquid friction modifiers. Friction management products also include a variety of field service and support capabilities including remote performance monitoring for wayside and mobile units. Friction management products are designed, engineered, manufactured and assembled in the United States and by certain wholly-owned subsidiaries located in Montreal, Quebec, and Burnaby, British Columbia, Canada and in Sheffield, United Kingdom.

The Rail Technology business also manufactures a variety of track component products at our manufacturing facilities in St. Jean, Quebec, Canada and the United Kingdom. In Canada, these products primarily include rail anchors and rail spikes, which are products that are used to secure rails to wooden ties to restrain the movement of the rail. These products are sold primarily to Canadian railroads, with some products exported to the United States and to other international customers. In the United Kingdom, we design and manufacture a complete line of rail joints including epoxy insulated rail joints and nylon-encapsulated insulated joints, and also distribute a complete line of track fasteners to the United Kingdom railways and to other international customers.

The concrete products business, through the Company’s subsidiary, CXT Incorporated, manufactures engineered concrete railroad ties for the railroad and transit industries at its facilities in Spokane, WA and Tucson, AZ.

CONSTRUCTION PRODUCTS

The Construction products segment is composed of the following business units: piling, fabricated products, and precast concrete buildings.

Sheet piling products are interlocking structural steel sections that are generally used to provide lateral support at construction sites. Bearing piling products are steel H-beam sections which are driven into the ground for support of structures such as bridge piers and high-rise buildings. Piling is often used in water and land applications including cellular coffer dams and open cell structures in inner river systems and ports.

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

The fabricated products unit manufactures a number of fabricated steel and aluminum products primarily for the highway, bridge and transit industries including grid reinforced concrete deck and open steel grid flooring systems, guardrails, expansion joints and bridge forms.

The CXT concrete buildings unit manufactures concrete buildings primarily for national, state and municipal parks. This unit manufactures restrooms, concession stands and other protective storage buildings available in multiple designs, textures and colors. The Company is a leading high-end supplier in terms of volume, product options and capabilities. The buildings are manufactured in Spokane, WA and Hillsboro, TX.

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

There are two coated pipe locations that make up our pipeline services business unit. Our Birmingham, AL facility coats the outside diameter and, to a lesser extent, the inside diameter of pipe primarily for oil & gas transmission pipelines. This location partners with its primary customer, a pipe manufacturer, to market fusion bonded epoxy coatings, abrasion resistant coatings and internal linings for a wide variety of pipe diameters for pipeline projects throughout North America. We acquired our second location in Willis, TX through the November 7, 2013 acquisition of assets from Ball Winch, LLC. The L.B. Foster Ball Winch, Inc. facility applies specialty outside and inside diameter coatings for oil & gas transmission, mining and waste water pipelines. The Willis, TX location also provides custom coatings for specialty fittings and field service connections.

The threaded products unit, located in Magnolia, TX, cuts, threads and paints pipe primarily for water well applications for the agriculture industry and municipal water authorities.

JOINT VENTURE

In May 2009, the Company completed the formation of a joint venture, L B Pipe & Coupling Products, in which the Company maintains a 45% ownership interest. The contractual life of the JV is 9.5 years. The Company has made all of its mandatory capital contributions under the JV agreement, totaling $3,000.

The JV commenced operations in 2010 and manufactures, markets and sells precision couplings and various products for the energy, utility and construction markets.

MARKETING AND COMPETITION

L.B. Foster Company generally markets its rail, construction and tubular products directly in all major industrial areas of the United States, Canada and the United Kingdom through a sales force of approximately 80 people. The Company also utilizes a network of agents across Europe, South America and Asia to supplement its internal sales force to reach current customers and cultivate potential customers in these areas. The Company maintains 24 sales offices and 20 warehouses, plant and yard facilities located throughout United States, Canada and the United Kingdom. For the years ended 2013, 2012 and 2011, approximately 17%, 18% and 16%, respectively, of the Company’s total sales were outside the United States.

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

During 2013 and 2012 no single customer accounted for more than 10% of the Company’s consolidated net sales. In 2011, one customer accounted for approximately 10% of consolidated net sales. Sales to this customer were recorded in the Rail Products and Construction Products segments and were approximately $58,715 during 2011.

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

BACKLOG

The dollar amount of firm, unfilled customer orders at December 31, 2013 and 2012 by business segment is as follows:

	December 31,
	2013	2012
Rail Products	$121,853	$140,592
Construction Products	53,483	59,239
Tubular Products	7,775	11,087

Total from Continuing Operations	$183,111	$210,918

Approximately 1% of the December 31, 2013 backlog is related to projects that will extend beyond 2014.

RESEARCH AND DEVELOPMENT

Expenditures for research and development approximated $3,154, $2,926 and $1,899 in 2013, 2012 and 2011, respectively. These expenditures were predominately associated with the Company’s Rail Technologies business.

PATENTS AND TRADEMARKS

The Company owns a number of United States, Canadian and international patents and trademarks. The Company has several patents on its Rail Technologies products, such as the Protector® IV application system, along with a significant number of patents related to its friction modifier product lines at Rail Technologies, which are of material importance to the business as a whole. We believe that, in the aggregate, our patents and trademarks give us a competitive advantage. We also rely on a combination of trade secrets and other intellectual property laws, non-disclosure agreements and other protective measures to establish and protect our proprietary rights in intellectual property.

ENVIRONMENTAL DISCLOSURES

It is not possible to predict the outcome of actions regarding environmental matters, particularly for future remediation and other compliance efforts. The Company has recorded its estimate of the outcome of certain environmental matters. In the opinion of management, compliance with current environmental protection laws will not have a material adverse effect on the financial condition, competitive position, or capital expenditures of the Company. However, the Company’s efforts to comply with stringent environmental regulations may have an adverse effect on the Company’s future earnings.

See Item 3, Legal Proceedings included herein, for information regarding the Company’s environmental reserves which is incorporated by reference into this Item I.

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 2013, the Company had approximately 830 employees, 115 of whom were located in Canada, 60 of whom were located in the United Kingdom, with the remaining employees located in the United States. There were approximately 390 hourly production workers and 440 salaried employees. Of the hourly production workers, approximately 160 are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

Substantially all of the Company’s hourly paid employees are covered by one of the Company’s noncontributory, defined benefit plans or defined contribution plans. Substantially all of the Company’s salaried employees are covered by defined contribution plans.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information about geographic areas is set forth in Part II, Item 8, Note 2 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 1.

FINANCIAL INFORMATION ABOUT SEGMENTS

Financial information about segments is set forth in Part II, Item 8, Note 2 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 1.

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

Risks and Uncertainties

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. The following risks highlight some of the more significant factors that have affected us and could affect us in the future. We may also be affected by unknown risks or risks that we currently believe are immaterial. If any such events actually occur, our business, financial condition, and results of operations could be materially adversely affected. You should carefully consider the following factors and other information contained in this Annual Report on Form 10-K before deciding to invest in our common stock.

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

We could be adversely impacted by prolonged negative changes in economic conditions affecting either our suppliers or customers as well as the capital markets. Negative changes in government spending may result in delayed or permanent deferrals of existing or potential projects. No assurances can be given that we will be able to successfully mitigate various prolonged uncertainties including materials cost variability, delayed or reduced customer payments and access to available capital resources outside of operations.

Our ability to maintain or improve our profitability could be adversely impacted by cost pressures including fluctuations in interest rates and foreign currency exchange rates.

Our profitability is dependent upon the efficient use of our resources. Rising inflation, labor costs, labor disruptions and other increases in costs in the geographies where we operate could have a significant adverse impact on our profitability and results of operations.

The majority of our products and services are sold in the United States, Canada and the United Kingdom. Fluctuations in the relative values of the United States dollar, Canadian dollar and British pound will require adjustments in reported earnings and operations to reflect exchange rate translation in our Canadian and United Kingdom sales and operations. If the United States dollar strengthens in value as compared to the value of the Canadian dollar or British pound, our reported earnings in dollars from sales in those currencies will be unfavorable. Conversely, a favorable result will be reported if the United States dollar weakens in value as compared to the value of the Canadian dollar or British pound.

Our business operates in highly competitive industries and a failure to react to changing market conditions could adversely impact our business.

We face strong competition in each of the markets in which we participate. A slow response to competitor pricing actions and new competitor entries into our product lines could negatively impact our overall pricing. Efforts to improve pricing could negatively impact our sales volume in all product categories. We may be required to invest more heavily to maintain and expand our product offerings. There can be no assurance that new product offerings will be widely accepted in the markets we serve. Significant negative developments in any of these areas could adversely affect our financial results and condition.

If we are unable to protect our intellectual property and prevent its improper use by third parties, our ability to compete may be harmed.

We own a number of patents and trademarks under the intellectual property laws of the United States, Canada, the United Kingdom and other countries where product sales are possible. However, we have not perfected patent and trademark protection of our proprietary intellectual property for all products in all countries. The decision not to obtain patent and trademark protection in other countries may result in other companies copying and marketing products that are based upon our proprietary intellectual property. This could impede growth into new markets where we do not have such protections and result in a greater supply of similar products in such markets, which in turn could result in a loss of pricing power and reduced revenue.

We are dependent upon key customers.

We could be adversely affected by changes in the business or financial condition of a customer or customers. A significant decrease in capital spending by our railroad customers could negatively impact our product revenue. Our CXT concrete rail products division and ARP division are dependent on the Union Pacific Railroad (UPRR) for a significant portion of their business. No assurances can be given that a significant downturn in the business or financial condition of a customer, or customers, would not impact our results of operations and/or financial condition.

An adverse outcome in any pending or future litigation or pending or future warranty claim against the Company or its subsidiaries or our determination that a customer has a substantial product warranty claim could negatively impact our financial results and/or our financial condition.

From time to time, we are party to various legal proceedings. In addition, from time to time our customers assert claims against us relating to the warranties which apply to products we sell. There is the potential that a result materially adverse to us or our subsidiaries in pending or future legal proceedings or pending or future product warranty claims could materially exceed any accruals we have established and adversely affect our financial results and/or financial condition. With respect to product warranty claims submitted by the UPRR, the UPRR asserted in November 2013 that we were in material breach of our 2012 amended supply agreement with the UPRR due to claimed failures to provide warranty ties to replace alleged defective concrete ties. See “Executive Level Overview” for additional information regarding the UPRR’s warranty claims. No assurances can be given that our current estimate of the number of defective concrete ties that need to be replaced will not increase and result in our having to take additional charges, or that UPRR will not terminate the 2012 amended supply agreement and seek damages, either of which could have a material adverse effect on our financial statements, results of operations, liquidity and capital resources.

A portion of our sales are derived from our international operations, which exposes us to certain risks inherent in doing business on an international level.

Doing business outside the United States subjects the Company to various risks, including changing economic, climate and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Increasing sales to foreign countries exposes the Company to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have little control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter its business practices in time to avoid the adverse effect of any of these possible changes.

Violations of foreign governmental regulations, including the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws could result in fines, penalties and criminal sanctions against the Company, its officers or both and could adversely affect our business.

Our foreign operations are subject to governmental regulations in the countries in which we operate as well as U.S. laws. These include regulations relating to currency conversion, repatriation of earnings, taxation of our earnings and the earnings of our personnel, and the increasing requirement in some countries to make greater use of local employees and suppliers, including, in some jurisdictions, mandates that provide for greater local participation in the ownership and control of certain local business assets.

The U.S. Foreign Corrupt Practices Act and similar other worldwide anti-corruption laws, such as the U.K. Bribery Act, prohibit improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Although we have established an internal control structure, corporate policies, compliance and training processes to reduce the risk of violation, we cannot ensure that these procedures will protect us from violations of such policies by our employees or agents. Failure to comply with applicable laws or regulations could subject us to fines and penalties and suspension or debarment from contracting. Events of non-compliance could harm our reputation, reduce our revenues and profits and subject us to criminal and civil enforcement actions. Violations of such laws or allegations of violation could disrupt our business and result in material adverse results to our operating results or future profitability.

Certain divisions of our business depend on a small number of suppliers. The loss of any such supplier could have a material adverse effect on our business, financial condition and result of operations.

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

Most of our businesses utilize steel as a significant product component. The steel industry is cyclical and prices and availability are subject to these cycles as well as to international market forces. We also use significant amounts of cement and aggregate in our concrete railroad tie and our precast concrete building businesses. No assurances can be given that our financial results would not be adversely affected if prices or availability of these materials were to change in a significantly unfavorable manner.

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

Four of our manufacturing facilities are staffed by employees represented by labor unions. Approximately 160 employees employed at these facilities are currently working under three separate collective bargaining agreements.

In October 2010, we negotiated the renewal of the collective bargaining agreement with our Bedford, PA workforce represented by the Shopman’s Local Union Number 527. This agreement, covering approximately 50 employees, expires in March 2014 and will be re-negotiated.

In September 2011, we negotiated the renewal of the collective bargaining agreement with our Spokane, WA workforce represented by the United Steelworkers Local Number 338. This agreement, covering approximately 80 employees, expires in September 2014 and will be re-negotiated later this year.

The bargaining unit in our St. Jean, Quebec, Canada workforce is represented by the Canadian Steel Workers Union Local Number 9443. This agreement, covering approximately 30 employees, was finalized in November 2013. A five year agreement was ratified that will expire in August 2018.

These collective bargaining agreements forbid the respective labor organizations from endorsing any work stoppage during the life of the agreements.

Our success is highly dependent on the continued service and availability of qualified personnel.

Much of our future success depends on the continued availability and service of key personnel, including our Chief Executive Officer, the executive team and other highly skilled employees. Changes in demographics, training requirements and the availability of qualified personnel could negatively affect our ability to compete and lead to a reduction in our profitability.

Future climate change regulation could result in increased operating costs, affecting the demand for our products or the ability of our critical suppliers to meet our needs.

A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to the potential impacts of climate change, including pending U.S. legislation that, if enacted, would limit and reduce greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other things. In addition, the U.S. Environmental Protection Agency has for the first time required large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions. The potential impact, both positive and negative, of future climate change legislation, regulation and international treaties and accords is uncertain, given that these regulatory mechanisms may be either voluntary or legislated and may impact our operations directly or indirectly through our suppliers or customers.

Our future performance and market value could cause write-downs of intangible assets in future periods.

We are required under U.S. generally accepted accounting principles to review intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered to be a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include, but are not limited to, a decline in stock price and market capitalization, a significant decrease in the market value of an asset or a significant decrease in operating or cash flow projections. No assurances can be given that we will not be required to record a significant adverse charge to earnings during the period in which any impairment of its goodwill or intangible assets occurs.

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

The location and general description of the principal properties which are owned or leased by L.B. Foster Company, together with the segment of the Company’s business using such properties, are set forth in the following table:

Location	Function	Acres	Business Segment	Lease Expiration
Bedford, PA	Bridge component fabricating plant.	10	Construction	Owned
Birmingham, AL	Pipe coating facility.	32	Tubular	2017
Burnaby, British Columbia, Canada	Friction management products plant.	N/A	Rail	2021
Columbia City, IN	Rail processing facility and yard storage.	22	Rail	Owned
Hillsboro, TX	Precast concrete facility.	9	Construction	Owned
Leicester, United Kingdom	Material handling manufacturing plant.	N/A	Rail	2014*
Magnolia, TX	Threading facility and joint venture manufacturing facility.	35	Tubular	Owned
Niles, OH	Rail fabrication. Yard storage.	35	Rail	Owned
Petersburg, VA	Piling storage facility.	35	Construction	Owned
Pueblo, CO	Rail joint manufacturing.	9	Rail	Owned
Saint-Jean-sur-Richelieu, Quebec, Canada	Rail anchors and track spikes manufacturing plant.	17	Rail	Owned
Sheffield, United Kingdom	Track component and friction management products facility.	N/A	Rail	2019
Spokane, WA	CXT concrete tie plant.	13	Rail	2015
Spokane, WA	Precast concrete facility.	5	Construction	2015
Tucson, AZ	CXT concrete tie plant.	19	Rail	2017
Willis, TX	Pipe coating facility.	16	Tubular	Owned

Included in the table above are certain facilities leased by the Company for which there is no acreage included in the lease. For these properties a “N/A” has been included in the “Acres” column.

* Leicester, United Kingdom lease expected to be renewed for an additional 5 year period.

Including the properties listed above, the Company has a total of 24 sales offices, including its headquarters in Pittsburgh, PA and 20 warehouses, plant and yard facilities located throughout the United States, Canada and the United Kingdom. The Company’s facilities are in good condition and suitable for the Company’s business as currently conducted and as currently planned to be conducted.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not subject to any material environmental or legal proceedings. As of December 31, 2013 and 2012, the Company maintained environmental and litigation reserves approximating $2,190 and $2,141, respectively. Additional information regarding the Company’s other commitments and contingencies is set forth in Part II, Item 8, Note 20 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

This item is not applicable to the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of the Company is set forth below.

Name	Age	Position
Robert P. Bauer	55	President and Chief Executive Officer
Merry L. Brumbaugh	56	Vice President — Tubular Products
Samuel K. Fisher	61	Vice President — Rail Distribution
Donald L. Foster	58	Senior Vice President — Construction Products
Patrick J. Guinee	44	Vice President, General Counsel and Secretary
John F. Kasel	48	Senior Vice President — Rail Products
Brian H. Kelly	54	Vice President — Human Resources and Administration
Gregory W. Lippard	45	Vice President — Rail Sales and Products
Konstantinos Papazoglou	61	Vice President — Rail Technologies
David J. Russo	55	Senior Vice President, Chief Financial Officer and Treasurer
David R. Sauder	43	Vice President — Global Business Development
Christopher T. Scanlon	38	Controller and Chief Accounting Officer

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

Mr. Fisher’s title was changed to Vice President — Rail Distribution effective January 2011, as part of organizational changes within the Rail Products segment, having previously served as Senior Vice President —Rail since October 2002. From June 2000 until October 2002, Mr. Fisher served as Senior Vice President —Product Management. From October 1997 until June 2000, Mr. Fisher served as Vice President — Rail Procurement. Prior to October 1997, Mr. Fisher served in various other capacities with the Company since his employment in 1977.

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

Mr. Guinee was elected Vice President, General Counsel and Secretary in February 2014. Prior to joining the Company, Mr. Guinee served as Vice President — Securities & Corporate and Assistant Secretary at Education Management Corporation from July 2013 to February 2014, and was employed by H. J. Heinz Company from November 1997 to June 2013, last serving as Vice President - Corporate Governance & Securities and Assistant Secretary. He began his career as an attorney in private practice in Pittsburgh, Pennsylvania in 1994.

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

Mr. Lippard was elected Vice President — Rail Sales and Products in August 2012 having previously served as Vice President – Rail Product Sales since June 2000. Prior to re-joining the Company in 2000, Mr. Lippard served as Vice President – International Trading for Tube City, Inc. from June 1998. Mr. Lippard served in various other capacities with the Company since his initial employment in 1991.

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

Mr. Russo is the Senior Vice President, Chief Financial Officer and Treasurer having resigned as Chief Accounting Officer in August 2012 upon the appointment of Mr. Scanlon as Controller and Chief Accounting Officer in August 2012. Mr. Russo was previously elected Senior Vice President, Chief Financial and Accounting Officer and Treasurer in March 2010 having served previously as Senior Vice President, Chief Financial Officer and Treasurer since December 2002. From July 2002 to December 2002, Mr. Russo served as Vice President and Chief Financial Officer. Mr. Russo was Corporate Controller of WESCO International Inc. from 1999 until joining the Company in 2002. Prior to 1999, Mr. Russo served as Corporate Controller of Life Fitness Inc.

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

Mr. Scanlon was elected Controller and Chief Accounting Officer in August 2012 after joining the Company in July 2012. Prior to joining the Company, Mr. Scanlon served as the Online Higher Education Division Controller of Education Management Corporation from November 2009 to July 2012. Mr. Scanlon served as Manager of Central Accounting Services for Bayer Corporation, from May 2007 until November 2009. From April 2005 until May 2007, Mr. Scanlon served as a financial reporting analyst for Respironics, Inc.

Officers are elected annually at the organizational meeting of the Board of Directors following the annual meeting of stockholders.

Code of Ethics

L.B. Foster Company has a legal and ethical conduct policy applicable to all directors and employees, including its Chief Executive Officer, Chief Financial Officer and Controller. This policy is posted on the Company’s website, www.lbfoster.com. The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its policy by posting such information on the Company’s website. In addition, our ethics hotline can also be used by employees and others for the anonymous communication of concerns about financial controls or reporting matters.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market Information

The Company had 398 common shareholders of record on February 18, 2014. Common stock prices are quoted daily through the NASDAQ Global Select Market quotation service (Symbol: FSTR). The following table sets forth the range of high and low sales prices per share of our common stock for the periods indicated:

	2013			2012
Quarter	High	Low	Dividends	High	Low	Dividends
First	$45.43	$37.97	$0.030	$33.98	$27.18	$0.025
Second	46.45	39.63	0.030	29.49	25.05	0.025
Third	47.91	39.14	0.030	35.52	27.27	0.025
Fourth	50.00	42.71	0.030	43.85	31.48	0.025

Dividends

The Company’s credit facility permits it to pay dividends and distributions and make redemptions with respect to its stock providing no event of default or potential default (as defined in the facility agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Dividends, distributions, and redemptions are capped at $15,000 per year when funds are drawn on the facility. If no drawings on the facility exist, dividends, distributions, and redemptions in excess of $15,000 per year are subjected to a limitation of $75,000 in the aggregate over the life of the facility. The $75,000 aggregate limitation also includes certain loans, strategic investments, and acquisitions.

In February 2013, the Company’s Board of Directors authorized an increase to the regular quarterly dividend to $0.03 beginning in 2013.

Performance Graph

The Company’s peer group is composed of Greenbrier Cos., Inc., AM Castle & Co., CIRCOR International, Inc., DXP Enterprises, Inc., Olympic Steel Inc., Alamo Group, Inc., Haynes International Inc., American Railcar Industries, Inc., Sterling Construction Co. Inc., Lawson Products Inc., RBC Bearings Inc., NN Inc., Houston Wire & Cable Company, Insteel Industries Inc., Skyline Corp. and Synalloy Corp.

The following tables compare total shareholder returns for the Company over the last five years to the NASDAQ Composite Index and the peer group assuming a $100 investment made on December 31, 2008. Each of the four measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among L.B. Foster Company, the NASDAQ Composite Index,

and a Peer Group

*	$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/08	12/09	12/10	12/11	12/12	12/13
L.B. Foster Company	$100.00	$95.30	$130.88	$90.74	$139.78	$152.58
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
Peer Group	100.00	115.89	166.98	156.56	174.77	282.87

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants or rights)
Equity compensation plans approved by shareholders	18,750	$10.64	557,655
Equity compensation plans not approved by shareholders	—	—	—

Total	18,750	$10.64	557,655

Under the 2006 Omnibus Incentive Plan, non-employee directors are automatically awarded up to 3,500 shares of the Company’s Common stock as determined by the Board of Directors at each annual shareholder meeting at which such non-employee director is elected or re-elected, commencing May 24, 2006. Through December 31, 2013, there were 100,460 fully vested shares issued under the 2006 Omnibus Incentive Plan to non-employee directors. Additionally, pursuant to the 2006 Omnibus Incentive Plan, during 2012 the Company issued 34,000 fully-vested shares in lieu of a cash payment earned under separate three year incentive plans.

The Company will withhold shares of restricted stock when issued to pay for withholding taxes. During 2013, 2012 and 2011, the Company withheld 16,166, 23,562 and 5,813 shares, respectively, for this purpose. The value of the shares withheld were $708, $669 and $112 in 2013, 2012 and 2011, respectively.

Issuer Purchases of Equity Securities

The Company’s purchases of equity securities for the three-month period ended December 31, 2013 were as follows:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2013 — October 31, 2013	—	$—	—	$18,520
November 1, 2013 — November 30, 2013	—	—	—	18,520
December 1, 2013 — December 31, 2013	—	—	—	18,520

Total	—	$—	—	$18,520

(1)	On May 23, 2011, the Board of Directors authorized the repurchase of up to $25,000 of the Company’s common shares until December 31, 2013. The Company did not purchase any of its equity securities, under this authorization during 2013. As of December 31, 2013, approximately $18,520 remained of our $25,000 share repurchase program that was announced in May 2011 and expired December 31, 2013.
(2)	On December 4, 2013, the Board of Directors authorized the repurchase of up to $15,000 of the Company’s common shares until December 31, 2016. This authorization is effective January 1, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited financial statements. The financial data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
Income Statement Data	2013(1)	2012(2)	2011(3)	2010(4)	2009(5)
Net sales	$597,963	$588,541	$575,337	$467,058	$392,071

Operating profit	$41,571	$22,657	$30,812	$31,217	$22,853

Income from continuing operations,net of tax	$29,276	$14,764	$22,067	$20,006	$14,799
Income from discontinued operations, net of tax	14	1,424	828	486	928

Net income	$29,290	$16,188	$22,895	$20,492	$15,727

Basic earnings per common share:
Continuing operations	$2.88	$1.46	$2.16	$1.96	$1.46
Discontinued operations	0.00	0.14	0.08	0.05	0.09

Basic earnings per common share	$2.88	$1.60	$2.24	$2.01	$1.55

Diluted earnings per common share:
Continuing operations	$2.85	$1.44	$2.14	$1.93	$1.44
Discontinued operations	0.00	0.14	0.08	0.05	0.09

Diluted earnings per common share	$2.85	$1.58	$2.22	$1.98	$1.53

Dividends paid per common share	$0.12	$0.10	$0.10	$—	$—

Operating profit represents the gross profit less selling and administrative expenses and amortization expense.

(1)	2013 includes the results of L.B. Foster Ball Winch, Inc., which was formed for the purpose of acquiring assets of Ball Winch, LLC, beginning on November 7, 2013.

(2)	2012 includes a $22,000 warranty charge and a pre-tax gain of $3,193, from the dispositions of SSD and Precise, in income from discontinued operations, net of tax. More information about the warranty charge can be found in Part II Item 8, Note 20 to the consolidated financial statements included herein, which is incorporated by reference into this Part II Item 6. More information regarding the dispositions of SSD and Precise can be found in Part II, Item 8, Note 4 to the consolidated financial statements included herein, which is incorporated by reference into this Part II, Item 6.

(3)	2011 includes a pre-tax gain of $577 associated with the early termination of the operating lease associated with the Company’s sale-leaseback transaction for our threaded products facility, formerly located in Houston, TX.

(4)	2010 includes the results of Rail Technologies, beginning on December 15, 2010.

(5)	2009 includes a pre-tax gain of $1,194 associated with the sale of available-for-sale marketable securities.

	December 31,
Balance Sheet Data	2013	2012	2011	2010	2009
Total assets	$413,654	$406,122	$379,894	$378,402	$331,594
Working capital	171,885	184,423	155,261	142,303	210,332
Long-term debt	25	27	51	2,399	13,197
Stockholders’ equity	316,397	287,575	269,815	255,747	232,592

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except share data unless otherwise noted)

Executive Level Overview

2013 Developments

On November 7, 2013, the Company acquired substantially all of the assets of Ball Winch, LLC located in Willis, TX through its wholly-owned subsidiary, L.B. Foster Ball Winch, Inc. (Ball Winch). Ball Winch performs specialty pipe coatings which complements our existing Tubular Products segment coating business and enhances our market presence in the southern United States. L.B. Foster Ball Winch, Inc’s rapid project response and leadership team will expand the spectrum of our capabilities and will be an integral part in enabling us to strengthen our position in the oil and gas market.

In addition to the recent acquisition, 2013 included many developments that will provide efficiencies and opportunities to expand our product lines. During 2013, we:

•	Experienced our best safety performance on record reaching 1.4 million man hours without a lost time injury.

•	Began delivery of our largest contract for steel grid bridge decking with the rehabilitation of the New York State Bridge Authority’s Newburgh-Beacon span.

•	Responded to increased demand within our Construction Products segment as market fundamentals and economic conditions strengthened.

•	Began centralizing our friction management operations in an effort to increase our product offerings while reducing our overhead costs.

•

Utilized the changing market conditions impacting the Tubular segment during the second half of the year by commencing facility upgrades, which will increase our production capacity at our Birmingham, AL facility.

•	Generated $18,500 in sales related to our $60,000 Honolulu, HI Transit System project.

•	Entered into the corrugated bridge business which will quadruple the size of our served bridge market

•	Invested in new equipment to develop and expand upon Ball Winch’s field service coating business.

Union Pacific Railroad (UPRR) Product Warranty Claim

On July 12, 2011, the UPRR notified (UPRR Notice) the Company and its subsidiary, CXT Incorporated (CXT), of a warranty claim under CXT’s 2005 supply contract relating to the sale of pre-stressed concrete railroad ties to the UPRR. The UPRR asserted that a significant percentage of concrete ties manufactured in 2006 through 2011 at CXT’s Grand Island, NE facility failed to meet contract specifications, had workmanship defects and were cracking and failing prematurely. Approximately 1.6 million ties were sold from Grand Island, NE to the UPRR during the period the UPRR had claimed nonconformance. The 2005 contract called for each concrete tie which failed to conform to the specifications or had a material defect in workmanship to be replaced with 1.5 new concrete ties, provided, that UPRR within five years of the sale of a concrete tie, notified CXT of such failure to conform or such defect in workmanship. The UPRR Notice did not specify how many ties manufactured during this period were defective nor the exact nature of the alleged workmanship defect. Additionally, UPRR notified the Company that a customer of the UPRR asserted that a representative sample of ties manufactured by the Company’s Grand Island, NE facility failed a test contained in the contract specification. At the customer’s request, UPRR removed approximately 115,000 concrete ties, which were a subset of the ties subject to the UPRR Notice.

Beginning in July 2011 through the second quarter of 2012, the Company worked with material scientists and pre-stressed concrete experts to test a representative sample of Grand Island, NE concrete ties and assess warranty claims for certain concrete ties made in its Grand Island, NE facility between 1998 and 2011. The Company discontinued manufacturing operations in Grand Island, NE in early 2011.

During 2012, the Company completed sufficient testing and analysis to further understand this matter. Additionally, in a combined effort with UPRR, the Company analyzed Grand Island, NE concrete ties in track. Based upon these findings, the Company believed it discovered conditions, which largely related to the 2006 to 2007 manufacturing period, that can shorten the life of the concrete ties produced during this period. The Company also agreed on a process with the UPRR for identifying, prioritizing and replacing ties that meet the criteria for replacement. This process will be applied to the ties the Company shipped to the UPRR from its Grand Island, NE facility from 1998 to 2011. During most of this period the Company’s warranty policy for UPRR carried a 5 year warranty with a 1.5:1 replacement ratio for any defective ties. In order to accommodate the UPRR and other customer concerns, the Company reverted to a previously used warranty policy. This will result in all concrete ties with a 5 year warranty and a 1.5:1 replacement ratio, now having a 15 year warranty and a 1:1 replacement ratio. This change provided an additional 10 years of warranty protection. The 1:1 replacement ratio will furnish one tie for each tie replaced under the Company’s claims process. During the fourth quarter of 2012, the Company reached agreement (2012 amended supply agreement) with the UPRR resulting in the Company and the UPRR working together to identify and replace defective ties. The process of planning and documenting will be done by both the Company and the UPRR to ensure this is done in an accurate and timely manner. In connection with this agreement, the Company and the UPRR agreed on a cash payment of $12,000 to the UPRR as compensation for concrete ties already replaced by the UPRR during the investigation period, including approximately 115,000 concrete ties mentioned previously.

During 2012, as a result of testing the Company conducted on concrete ties manufactured at its former Grand Island, NE facility and of the related developments of the UPRR and other customer matters, the Company recorded pre-tax warranty charges of $22,000 in “Cost of Goods Sold” within its Rail Products segment based on the Company’s estimate of the number of defective concrete ties that will ultimately require replacement during the applicable warranty periods.

Throughout 2013, at the UPRR’s request and under the terms of the 2012 amended supply agreement, the Company provided warranty replacement concrete ties for use across certain UPRR subdivisions. The Company attempted to reconcile the quantity of warranty claims for ties replaced and obtain supporting detail for the ties removed. The Company believes that the UPRR did not replace concrete ties in accordance with the amended agreement and has not furnished adequate documentation throughout the replacement process in these subdivisions to support its full warranty claim. Based on the information received by the Company to date, the Company believes that a significant number of ties which the UPRR replaced in these subdivisions did not meet the criteria to be covered as warranty replacement ties under the 2012 amended supply agreement. To date, the two parties have been unable to properly reconcile the number of defective ties which have been replaced in these subdivisions.

In late November 2013, the Company received notice from the UPRR asserting a material breach of the 2012 amended supply agreement. The UPRR’s notice asserted that the failure to honor its claims for warranty ties in these subdivisions was a material breach. Following receipt of this notice, the Company provided information to the UPRR to refute the UPRR’s claim of breach and included the reconciliation of warranty claims supported by substantial findings from the Company’s track observation team, all within the 90 day cure period. The Company also proposed further discussions to reach agreement on reconciliation for 2013 replacement activities and future replacement activities and a recommended process that will ensure future replacement activities are done with appropriate documentation and per the terms of our agreement.

During the first quarter of 2014, the Company further responded within the 90 day cure period to the UPRR’s claim and presented a reconciliation for the subdivisions at issue. This proposed reconciliation is based on empirical data and visual observation from Company employees that were present during the replacement process for a substantial majority of the concrete ties replaced. The Company has spent considerable time documenting facts related to concrete tie condition and track condition to assess whether the ties replaced met the criteria to be eligible for replacement under the terms of the 2012 amended supply agreement. During this same time period, the UPRR purchased several concrete ties for replacement of existing Grand Island ties that the UPRR deemed as their responsibility.

The accrued concrete tie warranty reserve of $6,462 as of December 31, 2013 is the best estimate of the expected value of defective ties that will be replaced as a result of our observation and analysis of ties in track. While the Company believes this is a reasonable estimate of these potential warranty claims, these estimates could change due to the receipt of new information and future events. The disagreement related to the 2013 warranty replacement activity includes approximately 170,000 ties where we provided detailed documentation supporting our position with reason codes that detail why these ties are not eligible for a warranty claim. In the event the UPRR continues to replace ties and assert warranty claims in future years in the same manner as 2013, we are likely to have a disagreement in those future years relating to the number of ties eligible for warranty claim. The Company has denied it is in material breach of the 2012 amended supply agreement and intends to continue discussions with the UPRR in an effort to resolve previously replaced ties as well as the future warranty tie replacement process.

This dispute could jeopardize our 2012 amended supply agreement. For the years ended December 31, 2013, 2012 and 2011, sales to the UPRR from our Tucson, AZ facility were approximately $12,664, $25,441 and $22,395, respectively. Additionally, as of December 31, 2013 we had long-lived assets with a net book value of approximately $1,116 associated with the Tucson, AZ facility.

There can be no assurance at this point that future potential costs pertaining to the UPRR’s claim or other potential future claims will not have a material impact on the Company’s results of operations and financial condition.

Quarterly Results of Continuing Operations

	Three Months Ended December 31,		Percent of Total Net Sales Three Months Ended December 31,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Net Sales:
Rail Products	$85,824	$91,329	54.8%	64.9%	(6.0)%
Construction Products	61,923	37,080	39.6	26.3	67.0
Tubular Products	8,711	12,315	5.6	8.8	(29.3)

Total net sales	$156,458	$140,724	100.0%	100.0%	11.2%

	Three Months Ended December 31,		Gross Profit Percentage Three Months Ended December 31,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Gross Profit:
Rail Products	$18,840	$17,217	22.0%	18.9%	9.4%
Construction Products	9,973	5,875	16.1	15.8	69.8
Tubular Products	2,218	4,054	25.5	32.9	(45.3)
LIFO (expense) income	(262)	785	(0.2)	0.6	**
Other	(158)	(361)	(0.1)	(0.3)	(56.2)

Total gross profit	$30,611	$27,570	19.6%	19.6%	11.0%

	Three Months Ended December 31,		Percent of Total Net Sales Three Months Ended December 31,		Percent Increase/(Decrease)
	2013	2012	2013	2012	2013 vs. 2012
Expenses:
Selling and administrative expenses	$18,628	$16,509	11.9%	11.7%	12.8%
Amortization expense	1,010	865	0.6	0.6	16.8
Interest expense	109	137	0.1	0.1	(20.4)
Interest income	(165)	(133)	(0.1)	(0.1)	24.1
Equity in income of nonconsolidated investment	(424)	(194)	(0.3)	(0.1)	**
Other income	(101)	(431)	(0.1)	(0.3)	(76.6)

Total expenses	$19,057	$16,753	12.2%	11.9%	13.8%

Income from continuing operations before income taxes	$11,554	$10,817	7.4%	7.7%	6.8%
Income tax expense	4,279	4,174	2.7	3.0	2.5

Income from continuing operations	$7,275	$6,643	4.7%	4.7%	9.5%

**  Results of calculation are not considered meaningful for presentation purposes.

Fourth Quarter 2013 Compared to Fourth Quarter 2012 — Company Analysis

Income from continuing operations for the 2013 fourth quarter was $7,275, or $0.71 per diluted share, compared to income from continuing operations of $6,643, or $0.65 per diluted share, in the prior year quarter.

Net sales for the three month period ended December 31, 2013 increased by $15,734, or 11.2%, which was attributable to a 67.0% increase in the Construction Products segment partially offset by 6.0% and 29.3% reductions in the Rail and Tubular Products segments, respectively.

The gross profit margin for the 2013 and 2012 periods was 19.6%.

Selling and administrative expense increased by $2,119, or 12.8%, in the 2013 fourth quarter were primarily attributable to personnel related costs associated with salaried headcount and travel costs.

The effective income tax rate from continuing operations in the fourth quarter of 2013 was 37.0% compared to 38.6% in the prior year quarter. The 2012 income tax rate from continuing operations was negatively impacted by certain discrete items.

Results of Continuing Operations — Segment Analysis

Rail Products

	Three Months Ended December 31,		(Decrease) / Increase	Percent (Decrease)/ Increase
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$85,824	$91,329	$(5,505)	(6.0)%

Gross Profit	$18,840	$17,217	$1,623	9.4%

Gross Profit Percentage	22.0%	18.9%	3.1%	16.4%

Fourth Quarter 2013 Compared to Fourth Quarter 2012

The Rail Products sales decline was due principally to reduced sales volumes within our rail distribution business. During the current year quarter, our rail distribution business experienced a decline in sales related to our Honolulu, HI elevated transit system project due to a reduction in volumes compared to the increased delivery requirements in the prior year quarter. Partially offsetting this decrease were increases in our transit and rail technologies divisions over the prior year quarter.

Although sales were down for the Rail Products segment, gross profit increased due to an overall favorable product mix and a reduction in overhead costs in the fourth quarter of 2013.

Construction Products

	Three Months Ended December 31,		Increase	Percent Increase
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$61,923	$37,080	$24,843	67.0%

Gross Profit	$9,973	$5,875	$4,098	69.8%

Gross Profit Percentage	16.1%	15.8%	0.3%	1.9%

Fourth Quarter 2013 Compared to Fourth Quarter 2012

During the fourth quarter of 2013 all Construction Products businesses generated increased sales over the prior year quarter. The most significant growth resulted from the piling products business which benefited from improvements in public sector spending trends and projects related to transportation infrastructure.

The added volume during the current year period as well as operational improvements in our CXT buildings business led to increases in gross profit and led to a 30 basis point improvement in our gross profit percentage over the prior year period.

Tubular Products

	Three Months Ended December 31,		Decrease	Percent Decrease
	2013	2012	2013 vs. 2012	2013 vs. 2012
Net Sales	$8,711	$12,315	$(3,604)	(29.3)%

Gross Profit	$2,218	$4,054	$(1,836)	(45.3)%

Gross Profit Percentage	25.5%	32.9%	(7.4)%	(22.5)%

Fourth Quarter 2013 Compared to Fourth Quarter 2012

The fourth quarter sales decline in our Tubular Products segment was primarily due to sales volume degradation at our Birmingham, AL coating facility. Consistent with the trends that existed during the third quarter of 2013, the coated products business began the fourth quarter with a reduction in backlog compared to the prior year quarter. This decline was primarily driven by customers delaying their purchasing decisions due to changing market conditions.

During the 2013 fourth quarter, the coated products business experienced a significant increase in order input relative to the prior year quarter. These orders improved the backlog as we entered 2014.

As a result of the reduction in sales volumes and unfavorable product mix, gross profit eroded by 7.4 percentage points compared to the prior period quarter.

Year-to-date Results of Continuing Operations

	Twelve Months Ended December 31,			Percent of Total Net Sales Twelve Months Ended December 31,			Percent Increase/(Decrease)
	2013	2012	2011	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net Sales:
Rail Products	$363,667	$370,322	$315,133	60.8%	62.9%	54.8%	(1.8)%	17.5%
Construction Products	191,751	169,253	227,734	32.1	28.8	39.6	13.3	(25.7)
Tubular Products	42,545	48,966	32,470	7.1	8.3	5.6	(13.1)	50.8

Total net sales	$597,963	$588,541	$575,337	100.0%	100.0%	100.0%	1.6%	2.3%

	Twelve Months Ended December 31,			Gross Profit Percentage Twelve Months Ended December 31,			Percent Increase/(Decrease)
	2013	2012	2011	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Gross Profit:
Rail Products	$74,986	$52,533	$57,613	20.6%	14.2%	18.3%	42.7%	(8.8)%
Construction Products	29,224	25,080	35,372	15.2	14.8	15.5	16.5	(29.1)
Tubular Products	12,278	15,189	8,850	28.9	31.0	27.3	(19.2)	71.6
LIFO income (expense)	37	1,118	(2,183)	—	0.2	(0.4)	(96.7)	**
Other	(586)	(1,651)	(1,242)	(0.1)	(0.3)	(0.2)	(64.5)	32.9

Total gross profit	$115,939	$92,269	$98,410	19.4%	15.7%	17.1%	25.7%	(6.2)%

	Twelve Months Ended December 31,			Percent of Total Net Sales Twelve Months Ended December 31,			Percent Increase/ (Decrease)
	2013	2012	2011	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Expenses:
Selling and administrative expenses	$71,256	$66,651	$64,807	11.9%	11.3%	11.3%	6.9%	2.8%
Amortization expense	3,112	2,961	2,791	0.5	0.5	0.5	5.1	6.1
Interest expense	485	542	622	0.1	0.1	0.1	(10.5)	(12.9)
Interest income	(659)	(452)	(321)	(0.1)	(0.1)	(0.1)	45.8	40.8
Equity in income of nonconsolidated investment	(1,316)	(837)	(707)	(0.2)	(0.1)	(0.1)	57.2	18.4
Other income	(1,054)	(426)	(1,434)	(0.2)	(0.1)	(0.2)	**	(70.3)

Total expenses	$71,824	$68,439	$65,758	12.0%	11.6%	11.4%	4.9%	4.1%

Income from continuing operations before income taxes	$44,115	$23,830	$32,652	7.4%	4.0%	5.7%	85.1%	(27.0)%
Income tax expense	14,839	9,066	10,585	2.5	1.5	1.8	63.7	(14.4)

Income from continuing operations	$29,276	$14,764	$22,067	4.9%	2.5%	3.8%	98.3%	(33.1)%

**  Results of calculation are not considered meaningful for presentation purposes.

The Year 2013 Compared to the Year 2012 — Company Analysis

Income from continuing operations for 2013 was $29,276, or $2.85 per diluted share, which compares to income from continuing operations for 2012 of $14,764, or $1.44 per diluted share. Included in our 2012 results were charges related to concrete ties manufactured at our Grand Island, NE facility of $22,000.

Net sales for the year increased by $9,422, or 1.6%, which was attributable to a 13.3% improvement in Construction Product segment sales, partially offset by 1.8% and 13.1% reductions in Rail Products and Tubular Products sales, respectively.

The gross profit margin for 2013 was 19.4% compared to 15.7% in the prior year period. Excluding the prior year warranty charge, the Company would have generated a gross profit margin of 19.4%.

Selling and administrative costs increased $4,605, or 6.9%, over the 2012 period primarily due to increases in personnel related costs associated with salaried headcount and travel partially offset by a reduction in concrete tie testing costs.

Other income for the twelve months ended 2013 increased to $1,054 compared to $426 during 2012. The increase related to fluctuations in realized foreign currency transaction gains in the current year compared to losses in 2012 as well as the recovery of escrowed funds related to a 2005 real estate transaction which was previously written off as uncollectible.

The effective income tax rate from continuing operations for 2013 was 33.6% compared to 38.0% in the prior year. The 2013 income tax rate from continuing operations was favorably impacted by the resolution of certain state income tax matters while the 2012 rate was negatively affected by certain discrete tax items and their pronounced impact on comparatively lower pretax income in 2012.

The Year 2012 Compared to the Year 2011 — Company Analysis

Income from continuing operations for 2012 was $14,764, or $1.44 per diluted share, which compares to income from continuing operations for 2011 of $22,067, or $2.14 per diluted share. Included in our 2012 and 2011 results were charges related to concrete ties manufactured at our Grand Island, NE facility of $22,000 and $6,978, respectively. Included within gross profit in the 2011 period was a nonrecurring increase in cost of goods sold of approximately $2,272 related to the recognition of the inventory step-up to fair value from our 2010 acquisition of Rail Technologies.

Approximately $700 of the total $1,844 of increased selling and administrative expenses in 2012 was for concrete tie testing expenses associated with the UPRR product warranty claim. The remainder of the increase over 2011 was due primarily to employee salaries. Foreign currency fluctuations in the exchange rate for the U.S. Dollar resulted in our recognizing foreign currency transaction losses during 2012 compared to foreign currency transaction gains in 2011. We recognized decreased gains of approximately $300 within “Other Income” in 2012 related to the early termination of the operating lease associated with our former Houston, TX threading facility due to our move to Magnolia, TX.

The effective income tax rate from continuing operations for 2012 was 38.0% compared to 32.4% in the prior year. The rate increase was primarily due to the mix of earnings attributable to higher rate jurisdictions in 2012, certain discrete items recorded in 2012 and the receipt of state tax refunds in 2011.

Results of Continuing Operations — Segment Analysis

Rail Products

	Twelve Months Ended December 31,			(Decrease) /Increase	Increase/ (Decrease)	Percent (Decrease)/ Increase	Percent Increase/ (Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011	2013 vs. 2012	2012 vs. 2011
Net Sales	$363,667	$370,322	$315,133	$(6,655)	$55,189	(1.8)%	17.5%

Gross Profit	$74,986	$52,533	$57,613	$22,453	$(5,080)	42.7%	(8.8)%

Gross Profit Percentage	20.6%	14.2%	18.3%	6.4%	(4.1)%	45.1%	(22.4)%

The Year 2013 Compared to the Year 2012

The 2013 sales results reflect a year in which a number of product lines had an excellent year, but the growth was more than offset by expected declines in other product lines. The transit products, Allegheny rail products and friction management products all saw nice improvement year over year. The largest increase related to the transit products business. During 2013, transit products benefitted from the Honolulu, HI elevated transit system project awarded during 2012. Reductions related to CXT concrete ties, rail distribution and track compo-

nents products drove the overall results in declining sales. Lower sales volume in CXT ties was planned as a result of the volume of warranty ties that consumed customer attention in 2013. Rail technologies sales in the U.K. had a positive impact on sales results in 2013.

During 2012, warranty charges totaling $22,000 related to our former Grand Island, NE concrete tie facility adversely impacted our Rail Products segment gross profit. Without these charges, Rail Products’ gross profit margins would have been 20.1% for the period ended December 31, 2012.

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

Warranty charges in the 2012 period totaling $22,000 and closure-related and warranty charges totaling $6,978 in the 2011 period related to our Grand Island, NE concrete tie facility adversely impacted our Rail Products segment gross profit. In addition, 2011 gross profit was unfavorably impacted by a nonrecurring increase in cost of goods sold of approximately $2,272 related to recognition of the remaining portion of the inventory step-up to fair value from our allocation of the Rail Technologies’ purchase price. Without these charges, our gross profit margins would have been 20.1% and 21.2% for 2012 and 2011, respectively.

Construction Products

	Twelve Months Ended December 31,			Increase	Decrease	Percent Increase	Percent Decrease
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011	2013 vs. 2012	2012 vs. 2011
Net Sales	$191,751	$169,253	$227,734	$22,498	$(58,481)	13.3%	(25.7)%

Gross Profit	$29,224	$25,080	$35,372	$4,144	$(10,292)	16.5%	(29.1)%

Gross Profit Percentage	15.2%	14.8%	15.5%	0.4%	(0.7)%	2.7%	(4.5)%

The Year 2013 Compared to the Year 2012

Sales increases of $22,498, or 13.3%, related to stronger demand within our piling products business and increased sales within our buildings business which was partially offset by reduced fabricated bridge sales during 2013. The pace of piling orders and sales was slow to start the year, but ended with a much improved second half helping to contribute to the 13.3% overall increase. Concrete Buildings turned in similar results as a slow start in the first half of the year led to a full year in which sales grew at nearly a double digit pace. The outlook for Concrete Buildings in early 2013 was hampered by uncertainty in government spending, only to finish the year with state spending making up for federal spending shortfalls. The fabricated bridge business was expected to decline as the operations started 2013 with lower backlog as key projects were approaching to completion. At the same time, order input activity saw some of the strongest activity in recent years resulting in an increase in backlog to start 2014.

Volume related sales increases in piling along with solid project management helped improving gross profit margins. The Concrete Buildings business made significant progress in productivity while managing new growth opportunities. The combined efforts in these two product areas led to enhanced profitability of 40 basis points in gross profit in 2013 compared to the prior year results.

The Year 2012 Compared to the Year 2011

Weak heavy civil construction markets and uncertain governmental funding in some states resulted in lower sales volumes for our piling products. These volume reductions and a heightened competitive environment led to gross profit erosion in our piling products. The remainder of our Construction Products divisions experienced market driven, volume-related sales and gross profit declines.

Tubular Products

	Twelve Months Ended December 31,			Decrease	Increase	Percent Decrease	Percent Increase
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011	2013 vs. 2012	2012 vs. 2011
Net Sales	$42,545	$48,966	$32,470	$(6,421)	$16,496	(13.1)%	50.8%

Gross Profit	$12,278	$15,189	$8,850	$(2,911)	$6,339	(19.2)%	71.6%

Gross Profit Percentage	28.9%	31.0%	27.3%	(2.1)%	3.7%	(6.8)%	13.6%

The Year 2013 Compared to the Year 2012

The Threaded products business turned in another year of positive growth and new customer acquisition. However, we experienced order delays from Coated products customers reacting to changing market conditions that led to a $6,421 reduction in 2013 sales compared to the prior year period. Although our threaded business was not impacted by the market uncertainty, our coated facility in Birmingham, AL entered the second half of 2013 with significantly reduced backlog levels compared to the prior year. We are accustomed to responding to rapidly changing order patterns in the energy market, and as a result, we utilized the lower production period to enhance our facilities in an effort to prepare for anticipated growth. Our long term view of this market remains bullish.

Gross profit declined at a rate lower than anticipated given the rapid change in volume. The decline was largely attributed to overhead costs in place for a year in which we expected similar volume to the prior year.

The Year 2012 Compared to the Year 2011

Strong demand driven by the energy markets served by our Birmingham, AL coating facility led the robust sales growth in our Tubular Products segment. This facility added a second shift during 2012 to satisfy this significantly increased demand. Our fully operational threaded products division in Magnolia, TX benefitted from improved demand in the agriculture markets. Growth in gross profit was due to the volume increases reported by both divisions.

Liquidity and Capital Resources

Total debt at December 31, 2013 and 2012 was $56 and $48, respectively, and was comprised of capital lease obligations.

Our need for liquidity relates primarily to working capital requirements for continuing operating activities, capital expenditures, JV capital obligations, strategic acquisitions or alliances, share repurchases and dividends.

The following table summarizes the impact of these items:

	December 31,
	2013	2012	2011
Liquidity needs:
Working capital and other assets and liabilities	$(29,964)	$2,900	$(5,841)
Capital expenditures	(9,674)	(7,160)	(11,733)
Other long-term debt repayments	(6)	(2,373)	(2,366)
Treasury stock acquisitions	(708)	(669)	(6,592)
Dividends paid to common shareholders	(1,240)	(1,029)	(1,022)
Capital contributions to equity method investment	—	—	(800)
Acquisitions, net of cash acquired	(37,500)	—	(8,952)
Cash interest paid	(330)	(405)	(505)

Net liquidity requirements	(79,422)	(8,736)	(37,811)

Liquidity sources:
Internally generated cash flows before interest paid	43,616	24,464	37,953
Dividends from L B Pipe & Coupling Products, LLC	558	—	—
Proceeds from asset sales	—	24	41
Equity transactions	238	321	632
Foreign exchange effects	(2,106)	940	(857)

Net liquidity sources	42,306	25,749	37,769

Discontinued operations	275	10,724	(1,031)

Net Change in Cash	$(36,841)	$27,737	$(1,073)

Cash Flow from Continuing Operating Activities

During 2013, cash provided by continuing operating activities was $13,880 compared to $26,959 in 2012. During 2013, income, adjustments to income from continuing operating activities and dividends from the joint venture provided $43,844 compared to providing $24,059 in 2012. Working capital and other assets and liabilities used $29,964 in 2013 compared to working capital and other assets and liabilities providing $2,900 in 2012. Cash payments for taxes and changes in working capital, including warranty replacements, were the primary drivers of the 2013 reductions. We expect the negative trend in working capital to turn positive in 2014 and contribute to cash flow from operations.

During 2012, cash provided by continuing operating activities was $26,959 compared to $31,607 in 2011. During 2012, income and adjustments to income from continuing operating activities provided $24,059 compared to providing $37,448 in 2011. Working capital and other assets and liabilities provided $2,900 in 2012 compared to working capital and other assets and liabilities use of $5,841 in 2011. Increased inventory related to a few of our key projects, such as the Honolulu, HI elevated transit system and the $12,000 cash payment to the UPRR were the primary drivers of the reductions.

Cash Flow from Continuing Investing Activities

The primary investing activity in 2013 related to the $37,500 acquisition of assets from Ball Winch, LLC. Capital expenditures of $9,674 related to improvements to our machinery and equipment across each segment, leasehold improvements, plant upgrades at our Birmingham, AL facility. The 2012 capital expenditures were primarily used for our Burnaby, British Columbia, Canada Rail Technologies facility, moving into our new threaded products facility in Magnolia, TX, and other yard and plant upgrades. We anticipate 2014 capital expenditures to be in the $18,000 — $22,000 range.

The final cash payment of $8,952 associated with our acquisition of Rail Technologies was paid in January 2011. We incurred capital expenditures of $11,733 in 2011 primarily for a new threading facility in Magnolia, TX, our new Burnaby, British Columbia, Canada Rail Technologies facility, plant and yard upgrades and information technology infrastructure. Also, we contributed an additional $800 to our JV under the amended agreement.

Cash Flow from Continuing Financing Activities

We paid quarterly dividends of $0.03 and $0.025 per share in 2013 and 2012, respectively. During 2013 and 2012, we did not purchase any common shares of the Company under the share repurchase authorization, however, the Company withheld 16,166 and 23,562 shares for approximately $708 and $669 respectively, from employees to pay their withholding taxes in connection with the exercise and/or vesting of stock options and restricted stock awards.

We declared our first regular quarterly dividend of $0.025 per share beginning in 2011. In 2011, we also spent approximately $6,480 to repurchase 278,655 common shares under the share repurchase program approved by our Board of Directors in May 2011. Additionally, $112, or 5,813 shares, were withheld from employees to pay their withholding taxes in connections with the exercise and or vesting of stock options and restricted stock awards.

Financial Condition

As of December 31, 2013, we had $64,623 in cash and cash equivalents and credit facilities with $126,610 of availability. As of December 31, 2013, we were in compliance with all of our credit agreements’ covenants. We believe this capacity will afford us the flexibility to take advantage of opportunities as we explore both organic and external growth opportunities.

Included within cash and cash equivalents are highly liquid and highly rated domestic money market funds with various underlying securities. These money market funds all maintained AAA credit agency ratings during 2013. Our priority continues to be the preservation of our principal balances while investing our funds in a manner to maximize returns and maintain liquidity while seeking the highest yield available. Approximately $43,560 of our cash and cash equivalents is held in non-domestic bank accounts, and is not available to fund domestic operations unless repatriated. It is management’s intent to indefinitely reinvest such funds outside of the United States, as the Company would need to accrue and pay additional income and withholding taxes if these funds were repatriated.

Borrowings under our U.S credit facility bear interest at rates based upon either the base rate or LIBOR based rate plus applicable margins. Applicable margins are dictated by the ratio of our indebtedness less cash on hand to our consolidated EBITDA. The base rate is the highest of (a) PNC Bank’s prime rate or (b) the Federal Funds Rate plus .50% or (c) the daily LIBOR rate plus 1.00%. The base rate spread ranges from 0.00% to 1.00%. LIBOR based rates are determined by dividing the published LIBOR rate by a number equal to 1.00 minus the percentage prescribed by the Federal Reserve for determining the maximum reserve requirements with respect to any Eurocurrency funding by banks on such day. The LIBOR based rate spread ranges from 1.00% to 2.00%.

Tabular Disclosure of Contractual Obligations

A summary of the Company’s required payments under financial instruments and other commitments at December 31, 2013 are presented in the following table:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Cash Obligations
Capital leases (1)	$56	$31	$25	$—	$—
Pension plan contributions	746	746	—	—	—
Operating leases	19,123	2,897	4,023	2,984	9,219
Purchase obligations not reflected in the financial statements	30,496	30,496	—	—	—

Total contractual cash obligations	$50,421	$34,170	$4,048	$2,984	$9,219

Other Financial Commitments
Standby letters of credit	$815	$714	$101	$—	$—

(1)	Capital lease obligations are payable in installments through 2016 and have interest rates, payable monthly, ranging from 3.75% to 8.46%. Interest obligations of $4 were excluded from the table.

Other long-term liabilities include items such as income taxes which are not contractual obligations by nature. The Company cannot estimate the settlement years for these items and has excluded them from the above table.

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

Outlook

Overall market conditions look favorable across all three of our business segments in 2014. We expect to see continually increasing investment in transportation and energy infrastructure. During 2014, L.B. Foster expects to see most businesses grow, while a few will experience expected declined due to specific customer activity. The declines are expected in (a) transit products where backlog will decline as a result of the completion of the Honolulu transit project, and (b) concrete ties as a result of planned activity at Union Pacific Railroad. The favorable order patterns seen in the latter part of 2013 for piling and coated products are expected to continue into 2014 as the construction and gas pipeline markets grow.

The net result should be a positive year for sales growth. At this time we are not forecasting pre-tax margin expansion. This is the result of investments we plan to make in growth programs and ERP systems. As the year unfolds, we will provide an update on the expected pre-tax margin and EPS outlook.

The Company expects Q1 sales to be in the range of $123,000 to $128,000. Net income should be in the range of $5,500 to $5,900. The Company’s sales in Q1 are typically among the lowest of the four quarters as a result of the seasonal construction trends.

The Company is planning to increase capital spending in 2014 to a range of $18,000 to $22,000. This is a substantial increase over the normal rate of annual spending as a result of several growth programs that are launching simultaneously. The capital will be directed at facilities, land, service centers, new technology and equipment, and new products and supports our strategies to enter new markets and to improve our cost position on existing product lines. This does not represent a new level of ongoing annual spending.

We anticipate the increased capital spending in 2014 will be offset by improved cash flow from operating activities due to programs focused on working capital improvement.

We continue to collaborate with the UPRR in an effort to work through the existing product warranty claim. There can be no assurance at this point that our current estimate of the number of defective concrete ties that need to be replaced will not increase and result in our having to take additional charges which could have a material impact on the Company’s results of operations and financial condition. See “Executive Level Overview” for additional information.

Certain of our businesses sell to markets that rely heavily on spending authorized by the federal transportation funding bill, Moving Ahead for Progress in the 21st Century Act (MAP-21), enacted in July 2012. This legislation, which expires in September 2014, authorized transportation spending over a two year period at levels similar to its predecessor bill, SAFETEA-LU.

Although backlog is not necessarily indicative of future operating results, total Company backlog at December 31, 2013 was $183,111. The following table provides the backlog by business segment:

	Backlog
	December 31, 2013	December 31, 2012	December 31, 2011
Rail Products	$121,853	$140,592	$66,434
Construction Products	53,483	59,239	63,121
Tubular Products	7,775	11,087	10,784

Total Backlog from Continuing Operations	$183,111	$210,918	$140,339

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

Goodwill and Intangible Assets — We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire a business is allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. Intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset and projected cash flows. Because this process involves management making estimates with respect to future revenues and market conditions and because these estimates also form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.

Goodwill is required to be tested for impairment at least annually. The Company performs its annual impairment test as of October 1st or more frequently when indicators of impairment are present. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss equal to the excess is recorded as a component of continuing operations. The Company uses a combination of market approach and a discounted cash flow model (DCF model) to determine the current fair value of the reporting unit. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volume and pricing, costs to produce and working capital changes. The Company considers historical experience and available information at the time the fair values of its business are estimated. However, actual amounts realized may differ from those used to evaluate the impairment of goodwill. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, the Company may be exposed to impairment losses that could be material to our results of operations. There were no goodwill impairments recorded during the three years ended December 31, 2013.

Asset Impairment — The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The applicable guidance requires that, if the sum of the future expected cash flows associated with an asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset. The accounting estimate related to asset impairment is highly susceptible to change from period to period and because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years. These assumptions impact the amount of an impairment, which would have an impact on the income statement. There were no material asset impairments recorded during the three years ended December 31, 2013.

Product Warranty — The Company maintains a current warranty for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales. For long-term construction projects, a product warranty accrual is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims. The underlying assumptions used to calculate the product warranty accrual can change from period to period and are dependent upon estimates of the amount and cost of future product repairs or replacements. At December 31, 2013 and 2012, the product warranty was $7,483 and $15,727, respectively. During the years ended December 31, 2013, 2012 and 2011, the Company recorded product warranty expense of $1,695, $24,252 and $4,437, respectively. For additional information regarding the Company’s product warranty, refer to Part II, Item 8, Note 20 to the Consolidated Financial Statements, “Commitments and Contingent Liabilities” included herein.

Revenue Recognition — The Company’s revenues are comprised of product sales as well as products and services provided under long-term contracts. For product sales, the Company recognizes revenue upon transfer of title to the customer. Title generally passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location. Revenue is recorded net of returns, allowances, customer discounts and incentives. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are included in cost of goods sold.

Revenues for products under long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. For certain products, the percentage of completion is based upon actual labor costs to estimated total labor costs. At the time a loss contract becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statement of Operations. Revenues recognized using percentage of completion are not material relative to the Company’s consolidated revenues.

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

The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the plan’s investment mix and the forecasted rates of return on these types of securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized actuarial gains or losses are amortized in accordance with applicable accounting guidance.

The weighted average expected long-term rate of return determined by the Company for its 2014 and 2013 domestic pension expense was 6.50%. The weighted average expected long-term rate of return determined by the Company for its 2014 and 2013 U.K. pension expense was 5.80% and 5.20%, respectively. Pension expense increases as the expected long-term rate of return decreases.

The assumed discount rate reflects the current rate at which the pension benefits could effectively be settled. In estimating that rate, applicable guidance requires the Company utilize rates of return on high quality, fixed income investments. The Company’s pension liability increases as the discount rate is reduced. Therefore, a decline in the assumed discount rate has the effect of increasing the Company’s pension obligation and future pension expense. The weighted average assumed discount rate used by the Company was 4.90% and 4.00%, respectively, as of December 31, 2013 and 2012 for its domestic pension plans. The weighted average assumed discount rate used by the Company was 4.60% and 4.30%, as of December 31, 2013 and 2012 for its U.K. pension plan.

Income Taxes — The recognition of deferred tax assets requires management to make judgments regarding the future realization of these assets. As prescribed by FASB ASC 740, “Income Taxes,” valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. This guidance requires management to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. Determination of whether the positive evidence outweighs the negative evidence and quantification of the valuation allowance requires management to make estimates and judgments of future financial results.

The Company evaluates all tax positions taken on its federal, state and foreign tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, the largest amount of benefit to be realized upon ultimate settlement is determined on a cumulative probability basis. A previously recognized tax position is derecognized when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the expected tax benefit is based on judgment, historical experience and various other assumptions. Actual results could differ from those estimates upon subsequent resolution of identified matters.

The Company’s income tax rate is significantly affected by the tax rate on global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. We do not intend to repatriate these earnings to fund U.S. operations. Should we decide to repatriate the foreign earnings, the Company would have to accrue income and withholding taxes in the period in which it is determined that the earnings will no longer be indefinitely invested outside the United States.

Refer to Part II, Item 8, Note 15, “Income Taxes” included herein for additional information regarding the Company’s deferred tax assets. The Company’s ability to realize these tax benefits may affect the Company’s reported income tax expense and net income.

Contingencies — The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and also affect the amounts of revenues and expenses reported for each period.

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company. When a probable, estimable exposure exists, the Company accrues the estimate of the probable costs for the resolution of these matters. These estimates have been developed in consultation with legal counsel involved in the defense of these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations could be materially affected by changes in our assumptions or the outcome of these proceedings.

The Company’s operations are subject to national, state, foreign, provincial, and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, regulated materials and waste. These regulations impose liability for the costs of investigation, remediation and damages resulting from, present and past spills, disposals, or other releases of hazardous substances or materials. Liabilities are recorded when remediation efforts are probable and the costs can be reasonably estimated. Estimates are not reduced by potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties or as amounts are received. Established reserves are periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations. As of December 31, 2013 and 2012, the Company maintained environmental and legal contingency reserves approximating $2,190 and $2,141, respectively.

Refer to Part II, Item 8, Note 20 to the Consolidated Financial Statements, “Commitments and Contingent Liabilities” for additional information regarding the Company’s commitments and contingent liabilities.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company does not purchase or hold any derivative financial instruments for trading purposes.

At contract inception, the Company designates its derivative instruments as hedges. The Company recognizes all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income and reclassified into earnings within other income as the underlying hedged items affect earnings. To the extent that a change in a derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately. The Company did not have any interest rate derivatives as of December 31, 2013, 2012 or 2011.

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company may manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in significant foreign currency hedging transactions during the three-year period ended December 31, 2013, and no foreign currency hedges remained outstanding as of December 31, 2013. Realized gains or losses from foreign currency hedges did not exceed $100 in any of the three years ended December 31, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of L.B. Foster Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of L.B. Foster Company and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L.B. Foster Company and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), L.B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania

February 27, 2014

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$64,623	$101,464
Accounts receivable — net	98,437	59,673
Inventories — net	76,956	107,108
Current deferred tax assets	461	4,585
Prepaid income tax	4,741	1,195
Other current assets	2,000	1,903
Current assets of discontinued operations	149	464

Total current assets	247,367	276,392
Property, plant and equipment — net	50,109	42,333
Other assets:
Goodwill	57,781	41,237
Other intangibles — net	51,846	40,165
Investments	5,090	4,332
Other assets	1,461	1,663

Total Assets	$413,654	$406,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,620	$50,454
Deferred revenue	5,715	7,447
Accrued payroll and employee benefits	8,927	9,604
Accrued warranty	7,483	15,727
Current maturities of long-term debt	31	35
Current deferred tax liabilities	179	—
Other accrued liabilities	6,501	8,596
Liabilities of discontinued operations	26	106

Total current liabilities	75,482	91,969
Long-term debt	25	27
Deferred tax liabilities	11,798	12,140
Other long-term liabilities	9,952	14,411
Stockholders’ equity:
Common stock, par value $.01, authorized 20,000,000 shares; shares issued at December 31, 2013 and December 31, 2012, 11,115,779; shares outstanding at December 31, 2013 and December 31, 2012, 10,188,521 and 10,149,398	111	111
Paid-in capital	47,239	46,290
Retained earnings	298,361	270,311
Treasury stock — at cost, common stock, 927,258 shares at December 31, 2013 and 966,381 shares at December 31, 2012	(24,731)	(25,468)
Accumulated other comprehensive loss	(4,583)	(3,669)

Total stockholders’ equity	316,397	287,575

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$413,654	$406,122

The accompanying notes are an integral part of these Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR

THE THREE YEARS ENDED DECEMBER 31,

	2013	2012	2011
	(In thousands, except share data)
Net sales	$597,963	$588,541	$575,337
Cost of goods sold	482,024	496,272	476,927

Gross profit	115,939	92,269	98,410
Selling and administrative expenses	71,256	66,651	64,807
Amortization expense	3,112	2,961	2,791
Interest expense	485	542	622
Interest income	(659)	(452)	(321)
Equity in income of nonconsolidated investment	(1,316)	(837)	(707)
Other income	(1,054)	(426)	(1,434)

	71,824	68,439	65,758

Income from continuing operations before income taxes	44,115	23,830	32,652
Income tax expense	14,839	9,066	10,585

Income from continuing operations	29,276	14,764	22,067

Discontinued operations:
Income from discontinued operations before income taxes	23	3,842	1,287
Income tax expense	9	2,418	459

Income from discontinued operations	14	1,424	828

Net income	$29,290	$16,188	$22,895

Basic earnings per common share:
From continuing operations	$2.88	$1.46	$2.16
From discontinued operations	0.00	0.14	0.08

Basic earnings per common share	$2.88	$1.60	$2.24

Diluted earnings per common share:
From continuing operations	$2.85	$1.44	$2.14
From discontinued operations	0.00	0.14	0.08

Diluted earnings per common share	$2.85	$1.58	$2.22

Dividends paid per common share	$0.12	$0.10	$0.10

The accompanying notes are an integral part of these Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR

THE THREE YEARS ENDED DECEMBER 31,

	2013	2012	2011
	(In thousands)
Net income	$29,290	$16,188	$22,895

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(3,475)	1,724	(1,306)
Pension and post-retirement benefit plans (net of tax expense (benefit): $1,199, ($481) and ($1,333))	2,258	(1,043)	(2,424)
Reclassification of pension liability adjustments to earnings * (net of tax expense: $134, $125 and $78)	303	278	170

Other comprehensive (loss) income , net of tax	(914)	959	(3,560)

Comprehensive income	$28,376	$17,147	$19,335

*	Reclassifications out of accumulated other comprehensive income for pension obligations are charged to selling and administrative expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR

THE THREE YEARS ENDED DECEMBER 31,

	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$29,276	$14,764	$22,067
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred income taxes	3,244	(4,563)	3,484
Depreciation and amortization	10,002	12,973	12,007
Equity in income of nonconsolidated investment	(1,316)	(837)	(707)
Loss on sales and disposals of property, plant and equipment	127	388	145
Deferred gain amortization on sale-leaseback	—	(456)	(1,081)
Share-based compensation	2,156	1,989	1,958
Excess tax benefit from share-based compensation	(203)	(199)	(425)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(37,057)	6,823	1,616
Inventories	29,919	(17,644)	(1,932)
Other current assets	(310)	(243)	923
Prepaid income tax	(6,882)	4,339	(2,141)
Other noncurrent assets	264	(194)	(136)
Dividends from L B Pipe & Coupling Products, LLC	558	—	—
Accounts payable	(5,206)	1,241	6,128
Deferred revenue	(1,805)	1,467	(9,609)
Accrued payroll and employee benefits	(608)	75	(454)
Other current liabilities	(7,561)	6,655	(2,161)
Other liabilities	(718)	381	1,925

Net cash provided by continuing operating activities	13,880	26,959	31,607

Net cash provided (used) by discontinued operations	275	176	(825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	—	24	41
Capital expenditures on property, plant and equipment	(9,674)	(7,160)	(11,733)
Acquisitions	(37,500)	—	(8,952)
Capital contributions to equity method investment	—	—	(800)

Net cash used by continuing investing activities	(47,174)	(7,136)	(21,444)

Net cash provided (used) by discontinued operations	—	10,548	(206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of other long-term debt	(6)	(2,373)	(2,366)
Proceeds from exercise of stock options and stock awards	35	122	207
Treasury stock acquisitions	(708)	(669)	(6,592)
Cash dividends on common stock paid to shareholders	(1,240)	(1,029)	(1,022)
Excess tax benefit from share-based compensation	203	199	425

Net cash used by continuing financing activities	(1,716)	(3,750)	(9,348)

Effect of exchange rate changes on cash and cash equivalents	(2,106)	940	(857)

Net (decrease) increase in cash and cash equivalents	(36,841)	27,737	(1,073)
Cash and cash equivalents at beginning of period	101,464	73,727	74,800

Cash and cash equivalents at end of period	$64,623	$101,464	$73,727

Supplemental disclosure of cash flow information:
Interest paid	$330	$405	$505

Income taxes paid	$18,697	$11,999	$9,395

The accompanying notes are an integral part of these Consolidated Financial Statements.

L. B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY FOR

THE THREE YEARS ENDED DECEMBER 31, 2013

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
	(In thousands, except share data)
Balance, January 1, 2011	$111	$47,286	$233,279	$(23,861)	$(1,068)	$255,747

Net income			22,895			22,895
Other comprehensive income (loss) net of tax:
Pension liability adjustment					(2,254)	(2,254)
Foreign currency translation adjustment					(1,306)	(1,306)
Purchase of 278,655 Common shares for Treasury				(6,480)		(6,480)
Issuance of 50,528 Common shares, net of shares withheld for taxes		(2,320)		2,172		(148)
Stock based compensation and related excess tax benefit		2,383				2,383
Cash dividends on common stock paid to shareholders			(1,022)			(1,022)

Balance, December 31, 2011	111	47,349	255,152	(28,169)	(4,628)	269,815

Net income			16,188			16,188
Other comprehensive (loss) income net of tax:
Pension liability adjustment					(765)	(765)
Foreign currency translation adjustment					1,724	1,724
Issuance of 75,995 Common shares, net of shares withheld for taxes		(3,247)		2,701		(546)
Stock based compensation and related excess tax benefit		2,188				2,188
Cash dividends on common stock paid to shareholders			(1,029)			(1,029)

Balance, December 31, 2012	111	46,290	270,311	(25,468)	(3,669)	287,575

Net income			29,290			29,290
Other comprehensive income (loss) net of tax:
Pension liability adjustment					2,561	2,561
Foreign currency translation adjustment					(3,475)	(3,475)
Issuance of 39,123 Common shares, net of shares withheld for taxes		(1,410)		737		(673)
Stock based compensation and related excess tax benefit		2,359				2,359
Cash dividends on common stock paid to shareholders			(1,240)			(1,240)

Balance, December 31, 2013	$111	$47,239	$298,361	$(24,731)	$(4,583)	$316,397

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

(Dollars in thousands, except share data unless otherwise noted)

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

Cash equivalents principally consist of investments in money market funds and bank certificates of deposit at December 31, 2013 and 2012. The Company invests available funds in a manner to maximize returns, preserve investment principle and maintain liquidity while seeking the highest yield available.

The following table summarizes the Company’s investment in money market funds at December 31:

	2013
	Cost	Fair Value
BlackRock Liquidity Temporary Fund — Institutional	$18,276	$18,276

	2012
	Cost	Fair Value
BlackRock Liquidity Temporary Fund — Institutional	$58,620	$58,620

The above investment is a domestic money market fund with various underlying securities all of which maintained AAA credit agency ratings. The carrying amounts approximate fair value because of the short maturity of the instruments.

Cash and cash equivalents held in non-domestic accounts was approximately $43,560 and $38,731 at December 31, 2013 and 2012, respectively.

Included in cash equivalents are investments in non-domestic bank term deposits of approximately $32,947 and $26,045 at December 31, 2013 and 2012, respectively. The carrying amounts approximated fair value because of the short maturity of the instruments.

Inventories

Certain inventories are valued at the lower of the last-in, first-out (LIFO) cost or market. Approximately 38% in 2013 and 37% in 2012, of the Company’s inventory is valued at average cost or market, whichever is lower. Slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, and the age of the inventory.

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

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of 25 to 40 years for buildings and 3 to 10 years for machinery and equipment. Leasehold improvements are amortized over 2 to 14 years which represent the lives of the respective leases or the lives of the improvements, whichever is shorter. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not record any material asset impairment charges during 2013, 2012 or 2011.

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

Goodwill and other intangible assets

Goodwill is tested annually for impairment or more often if there are indicators of impairment. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss equal to the excess is recorded as a component of continuing operations. The Company performs its annual impairment tests as of October 1st. No goodwill impairment was recognized during 2013, 2012 or 2011.

The Company has no significant indefinite-lived intangible assets. All intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 17 years, as of December 31, 2013.

See Note 5, “Goodwill and Other Intangible Assets,” for additional information including regarding the Company’s goodwill and other intangible assets.

Environmental remediation and compliance

Environmental remediation costs are accrued when the liability is probable and costs are estimable. Environmental compliance costs, which principally include the disposal of waste generated by routine operations, are expensed as incurred. Capitalized environmental costs, when appropriate, are depreciated over their useful life. Reserves are not reduced by potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties or as amounts are received. Reserves are periodically reviewed throughout the year and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations. As of December 31, 2013 and 2012, the Company maintained environmental and litigation reserves approximating $2,190 and $2,141, respectively.

Separately, the Company maintains liabilities for asset retirement obligations in conjunction with the leases of certain of our facilities. The obligations are included within “other long-term liabilities” and totaled $667 and $663 as of December 31, 2013 and 2012, respectively. The 2013 and 2012 activity related to settlements, revisions and accretion expense is not considered material.

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

Revenues for products under long-term contracts are generally recognized using the percentage-of-completion method based upon the proportion of actual costs incurred to estimated total costs. For certain products, the percentage of completion is based upon actual labor costs to estimated total labor costs. At the time a loss contract becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statement of Operations. Revenues recognized using percentage of completion are not material relative to the Company’s consolidated revenues.

Revenues from contract change orders and claims are recognized when the settlement is probable and the amount can be reasonably estimated. Contract costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance. Costs in excess of billings are classified as work-in-process inventory. Infrequently, project billings exceed costs incurred. Projects with billings in excess of costs are recorded within other accrued liabilities.

Deferred Revenue

Deferred revenue consists of customer payments received for which the revenue recognition criteria have not yet been met. The Company has significantly fulfilled its obligations under the contracts and the customers have paid, but due to the Company’s continuing involvement with the material, revenue is precluded from being recognized until title, ownership and risk of loss have passed to the customer.

Fair value of financial instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable and short-term and long-term debt.

The carrying amounts of the Company’s financial instruments at December 31, 2013 and 2012 approximate fair value. See Note 19, “Fair Value Measurements,” for additional information.

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

Product warranty

The Company maintains a current warranty liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales. For long-term construction products, a warranty is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims or due to changes in the Company’s historical warranty experience. At December 31, 2013 and 2012, the product warranty was $7,483 and $15,727, respectively. See Note 20, “Commitments and Contingencies” for additional information regarding the product warranty.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred taxes are measured using enacted tax laws and rates expected to be in effect when such differences are recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date of the change.

The Company makes judgments regarding the recognition of deferred tax assets and the future realization of these assets. As prescribed by FASB ASC 740 “Income Taxes” and applicable guidance, valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood more than 50%) that some portion or all of the deferred tax assets will not be realized. The guidance requires the Company to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. Determination of whether the positive evidence outweighs the negative evidence and quantification of the valuation allowance requires the Company to make estimates and judgments of future financial results.

The Company evaluates all tax positions taken on its federal, state and foreign tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, the largest amount of benefit to be realized upon ultimate settlement is determined on a cumulative probability basis. A previously recognized tax position is derecognized when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the expected tax benefit is based on judgment, historical experience and various other assumptions. Actual results could differ from those estimates upon subsequent resolution of identified matters. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Foreign currency translation

The assets and liabilities of our foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted-average rates of exchange during the year. The translation adjustment is accumulated as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in determining net income. Included in net income for the years ended December 31, 2013, 2012 and 2011 were foreign currency transaction gains of approximately $433, losses of $238 and gains of $237, respectively.

Research and development

The Company expenses research and development costs as costs are incurred. For the years ended December 31, 2013, 2012 and 2011, research and development expenses were $3,154, $2,926 and $1,899, respectively, and were principally related to the Company’s friction management and railroad monitoring system products.

Reclassifications

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes principally to conform to the presentation in the current year period.

Subsequent Events

We have evaluated all subsequent events through the date the financial statements were issued. No material recognized subsequent events were identified and all material non-recognizable subsequent events have been disclosed.

Recently Adopted Accounting Guidance

On January 1, 2013, the Company adopted changes issued by the Financial Accounting Standards Board to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. The adoption of these changes is displayed in the Company’s Consolidated Statements of Comprehensive Income.

In March 2013, the FASB issued changes to a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. These changes become effective for the Company on January 1, 2014. Management has determined that the adoption of these changes will not have an impact on the Company’s Consolidated Financial Statements, unless the Company disposes of one of its foreign entities.

Note 2.

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

The Company’s Rail Products segment provides a full line of new and used rail, trackwork and accessories to railroads, mines and industry. The Rail segment also designs and produces concrete railroad ties, insulated rail joints, power rail, track fasteners, coverboards and special accessories for mass transit and other rail systems. In addition, the Rail Products segment also engineers, manufactures and assembles friction management products and railway wayside data collection and management systems.

The Company’s Construction Products segment sells and rents steel sheet piling, H-bearing pile, and other piling products for foundation and earth retention requirements. In addition, the Company’s Fabricated Products division sells bridge decking, bridge railing, structural steel fabrications, expansion joints, bridge forms and other products for highway construction and repair. The Buildings division produces precast concrete buildings.

The Company’s Tubular Products segment supplies pipe coatings for natural gas pipelines and utilities. Additionally, this segment produces threaded pipe products for industrial water well and irrigation markets. L.B. Foster Ball Winch, Inc., which was acquired on November 7, 2013, will enhance our pipe coating capabilities and expand our business into the field service coating space.

The following table illustrates net sales, profits, assets, depreciation/amortization and expenditures for long-lived assets of the Company by segment from continuing operations. Segment profit is the earnings from continuing operations before income taxes and includes internal cost of capital charges for net assets used in the segment at a rate of generally 1% per month. The internal cost of capital charges are eliminated during the consolidation process. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a First-In, First-Out (FIFO) basis at the segment level compared to a Last-In, First-Out (LIFO) basis at the consolidated level.

	2013
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
Rail Products	$363,667	$28,692	$252,049	$6,505	$3,383
Construction Products	191,751	10,206	77,900	1,758	1,805
Tubular Products	42,545	9,208	37,107	1,054	2,460

Total	$597,963	$48,106	$367,056	$9,317	$7,648

	2012
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
Rail Products	$370,322	$9,074	$243,072	$9,736	$4,180
Construction Products	169,253	7,859	73,804	2,119	474
Tubular Products	48,966	12,854	13,573	599	1,350

Total	$588,541	$29,787	$330,449	$12,454	$6,004

	2011
					Expenditures
	Net	Segment	Segment	Depreciation/	for Long-Lived
	Sales	Profit	Assets	Amortization	Assets
Rail Products	$315,133	$18,724	$219,917	$8,908	$5,894
Construction Products	227,734	16,323	88,615	2,180	1,049
Tubular Products	32,470	6,810	11,758	453	3,995

Total	$575,337	$41,857	$320,290	$11,541	$10,938

During 2013 and 2012, no single customer accounted for more than 10% of the Company’s consolidated net sales. In 2011, one customer accounted for approximately 10% of consolidated net sales. Sales to this customer were recorded primarily in the Rail Products segment and to a lesser degree the Construction Products segment. Net sales to this customer totaling $58,715 were recorded during 2011. Sales between segments are immaterial.

Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets from continuing operations to the Company’s consolidated totals from continuing operations are illustrated as follows:

	2013	2012	2011
Income from Continuing Operations:
Total for reportable segments	$48,106	$29,787	$41,857
Adjustment of inventory to LIFO	37	1,118	(2,183)
Unallocated interest income	659	452	321
Unallocated equity in income of nonconsolidated investments	1,316	837	707
Unallocated corporate amounts	(6,003)	(8,364)	(8,050)

Income from continuing operations, before income taxes	$44,115	$23,830	$32,652

Assets:
Total for reportable segments	$367,056	$330,449	$320,290
Unallocated corporate assets	55,625	84,737	69,787
LIFO	(9,027)	(9,064)	(10,183)

Total assets	$413,654	$406,122	$379,894

	2013	2012	2011
Depreciation/Amortization:
Total for reportable segments	$9,317	$12,454	$11,541
Other	685	519	466

Total	$10,002	$12,973	$12,007

Expenditures for Long-Lived Assets:
Total for reportable segments	$7,648	$6,004	$10,938
Other expenditures	2,026	1,156	795

Total	$9,674	$7,160	$11,733

The following table summarizes the Company’s sales from continuing operations by major geographic region in which the Company has operations:

	2013	2012	2011
United States	$495,710	$485,111	$483,889
Canada	37,290	40,892	41,252
United Kingdom	16,548	18,698	14,728
Other	48,415	43,840	35,468

	$597,963	$588,541	$575,337

The following table summarizes the Company’s long-lived assets from continuing operations by geographic region:

	2013	2012	2011
United States	$40,717	$31,961	$35,918
Canada	8,833	9,773	9,374
United Kingdom	559	599	545

	$50,109	$42,333	$45,837

The following table summarizes the Company’s sales by major product line from continuing operations:

	2013	2012	2011
Rail distribution products	$144,911	$155,832	$115,777
Piling products	140,302	114,070	162,641
Rail Technologies products	88,670	92,826	97,775
CXT concrete tie products	44,108	58,182	48,968
Transit products	41,947	22,215	17,256
CXT concrete building products	32,969	30,195	35,557
Other products	105,056	115,221	97,363

	$597,963	$588,541	$575,337

Note 3.

Acquisitions

On November 7, 2013, the Company executed an Asset Purchase Agreement (“APA”) to acquire substantially all of the assets and liabilities of Ball Winch, LLC (Ball Winch), a Texas based provider of custom coating services for steel pipe and fabricated steel products for the energy and utility industries, for cash consideration of $37,500. The purchases price was adjusted to $37,995 as a result of the post-closing working capital adjustment of $495, which was accrued within Accounts payable as of December 31, 2013. Included within the purchase price was $3,300 which will be held in escrow to satisfy any indemnity claims under the APA. The Company incurred $182 of acquisition-related costs which are included in the results of operations within selling and administrative costs for the quarter ended December 31, 2013.

The transaction was accounted for under the acquisition method of accounting under U.S. generally accepted accounting principles which requires an acquiring entity to recognize, with limited exceptions, all of the assets acquired and liabilities assumed in a transaction at fair value as of the acquisition date. Goodwill primarily represented the value paid for Ball Winch’s enhancement of the Company’s service offerings and capabilities as well as a premium payment related to the right to control the acquired assets of Ball Winch, LLC. The Company has concluded that intangible assets and goodwill values resulting from this transaction will be deductible for tax purposes.

The results of operations for Ball Winch are included in our Tubular segment for the period from November 7, 2013 through December 31, 2013. Ball Winch will enhance our pipe coating capabilities and expand our business into the field service coating markets.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Allocation of Purchase Price	Fair Value
Current assets	$1,857
Other assets	64
Property, plant and equipment	5,555
Goodwill	16,544
Other intangibles	14,682
Current liabilities	(707)

Total	$37,995

The following table summarizes the preliminary estimates of the fair values and amortizable lives of the identifiable intangible assets acquired:

Intangible Asset	Fair Value	Weighted Average Amortizable Life (years)
Trade name	$723	0.5
Technology	11,129	7.5
Non-competition agreements	2,830	1.0

Total identified intangible assets	$14,682

The purchase price allocation is based on a preliminary valuation. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement recognized for assets or liabilities assumed, the Company will retrospectively adjust the amounts recognized as of the acquisition date.

Note 4.

Discontinued Operations

On June 4, 2012, the Company sold substantially all of the assets and liabilities of its railway securement business, Shipping Systems Division (SSD), for $8,579, resulting in a pre-tax gain of approximately $3,508.

On August 30, 2012, the Company sold substantially all of the assets and liabilities of its precise structural products business, Precise, for $2,643, resulting in a pre-tax loss of approximately $315.

The operations of these divisions qualified as a “component of an entity” under FASB ASC 205-20, “Presentation of Financial Statements — Discontinued Operations”. The operations are classified as discontinued for all periods presented. Future expenses of discontinued operations are not expected to be material. SSD and Precise were previously reported in the Rail Products and Construction Products segments, respectively.

Net sales and income, including the pre-tax gain of $3,193, from discontinued operations were as follows for the three years ended December 31:

	2013	2012	2011
Net sales	$73	$8,705	$15,589

Income from discontinued operations	$23	$3,842	$1,287
Income tax expense	9	2,418	459

Income from discontinued operations	$14	$1,424	$828

Effective income tax rate	39.1%	62.9%	35.7%

Goodwill of $2,588 allocated to SSD for discontinued operations was not deductible for income tax purposes, resulting in a 62.9% effective tax rate for 2012.

As of December 31, 2013 and 2012, the Company had $149 and $464 in current assets and $26 and $106 in current liabilities related to discontinued operations, respectively.

Note 5.

Goodwill and Other Intangible Assets

As a result of the November 7, 2013 acquisition, the Company’s goodwill balance increased by $16,544.

The carrying amount of goodwill at December 31, 2013 and 2012 was $57,781 and $41,237. During 2012, the Company divested $2,588 in goodwill and $177 in net carrying value of other intangibles attributed to the

Rail Products segment in connection with the sale of its railway securement business. More information regarding this sale can be found in Note 4. The following table represents the goodwill balance by reportable segment.

	December 31,
	2013	2012
Rail Products	$38,026	$38,026
Construction Products	3,211	3,211
Tubular Products	16,544	—

	$57,781	$41,237

Identified intangible assets related to continuing operations of $44,455 are attributable to the Company’s Rail Products segment, $1,830 are attributable to the Company’s Construction Products segment, and $14,682 are attributable to the Tubular Products segment at December 31, 2013. The December 31, 2012 carrying value of identified intangible assets was $46,811, of which $44,506 was attributable to the Company’s Rail Products segment and $2,305 was attributable to the Company’s Construction Products segment. The components of the Company’s intangible assets are as follows:

	December 31, 2013
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
Non-compete agreements	5	$2,860	$(117)	$2,743
Patents	10	639	(201)	438
Customer relationships	23	19,960	(3,575)	16,385
Supplier relationships	5	350	(213)	137
Trademarks and trade names	16	7,003	(1,334)	5,669
Technology	15	30,155	(3,681)	26,474

		$60,967	$(9,121)	$51,846

	December 31, 2012
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
Non-compete agreements	5	$380	$(367)	$13
Patents	10	815	(412)	403
Customer relationships	23	19,960	(2,488)	17,472
Supplier relationships	5	350	(143)	207
Trademarks	17	6,280	(879)	5,401
Technology	18	19,026	(2,357)	16,669

		$46,811	$(6,646)	$40,165

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 17 years. Amortization expense from continuing operations for the years ended December 31, 2013, 2012 and 2011 was $3,112, $2,961 and $2,791, respectively.

Estimated amortization expense from continuing operations for the years 2014 and thereafter is as follows:

Amortization Expense
2014	$4,543
2015	4,265
2016	4,107
2017	4,107
2018	4,003
2019 and thereafter	30,821

$51,846

Note 6.

Accounts Receivable

Accounts receivable from continuing operations at December 31, 2013 and 2012 are summarized as follows:

	2013	2012
Trade	$98,474	$59,308
Allowance for doubtful accounts	(1,099)	(899)

	97,375	58,409
Other	1,062	1,264

	$98,437	$59,673

Bad debt expense/(recovery) was $236, $(319) and $275 in 2013, 2012 and 2011, respectively.

The Company’s customers are principally in the Rail, Construction and Tubular Products segments of the economy. As of December 31, 2013 and 2012, trade receivables, net of allowance for doubtful accounts, from customers in these markets were as follows:

	2013	2012
Rail Products	$57,342	$34,886
Construction Products	35,711	18,677
Tubular Products	4,322	4,846

	$97,375	$58,409

Credit is extended based upon an evaluation of the customer’s financial condition and while collateral is not required, the Company often receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices.

Note 7.

Inventory

Inventories of continuing operations of the Company at December 31, 2013 and 2012 are summarized in the following table:

	December 31, 2013	December 31, 2012
Finished goods	$55,166	$78,715
Work-in-process	11,332	17,693
Raw materials	19,485	19,764

Total inventories at current costs	85,983	116,172
Less: LIFO reserve	(9,027)	(9,064)

	$76,956	$107,108

At December 31, 2013 and 2012, the LIFO carrying value of inventories for book purposes exceeded the LIFO value for tax purposes by approximately $12,241 and $11,686, respectively. As of December 31, 2013, and 2012, liquidation of certain LIFO inventory layers carried at costs which were higher than the costs of current purchases resulted in increases in cost of goods sold of $1,128 and $15, respectively. During 2011, liquidation of LIFO layers carried at costs that were lower than current purchases resulted in a decrease to cost of goods sold of $33.

Note 8.

Property, Plant and Equipment

Property, plant and equipment of continuing operations at December 31, 2013 and 2012 consist of the following:

	2013	2012
Land	$4,862	$4,764
Improvements to land and leaseholds	24,903	23,187
Buildings	15,834	13,715
Machinery and equipment, including equipment under capitalized leases	88,803	80,120
Construction in progress	3,567	1,783

	137,969	123,569

Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	87,860	81,236

	$50,109	$42,333

Depreciation expense, including amortization of assets under capital leases, for the years ended December 31, 2013, 2012 and 2011 amounted to $6,890, $9,979, and $9,182, respectively.

Note 9.

Investments

Investments of the Company consist of a nonconsolidated equity method investment of $5,090 and $4,332 at December 31, 2013 and 2012, respectively.

The Company is a member of a joint venture, L B Pipe and Coupling Products, LLC (JV) in which it maintains a 45% ownership interest. The JV manufactures, markets and sells various precision coupling products for the energy, utility and construction markets and is scheduled to terminate on June 30, 2019. Under the terms of the JV agreement, as amended, the Company was required to make capital contributions totaling approximately $3,000. The Company fulfilled these commitments during 2011. The other JV members are required to make proportionate contributions in accordance with the ownership percentages in the JV agreement.

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

During the year ended December 31, 2013, each of the JV members received a proportional distribution of equity from the JV. The Company’s 45% ownership interest resulted in a cash distribution of $558. There were no changes to the members’ ownership interests as a result of the distribution.

The Company recorded equity in the income of the JV of approximately $1,316, $837 and $707 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the JV for its operations. The carrying amounts with the maximum exposure to loss of the Company at December 31, 2013 and December 31, 2012, respectively, are as follows:

	2013	2012
Equity method investment	$5,090	$4,332
Net investment in direct financing lease	1,224	1,327

	$6,314	$5,659

The Company is leasing five acres of land and two facilities to the JV over a period of 9.5 years, with a 5.5 year renewal period. In November 2012, the Company executed the first amendment to its lease with the JV. The amendment included the addition of a second facility built by the Company that was leased to the JV. The current monthly lease payments, including interest, approximate $17, with a balloon payment of approximately $488, which is required to be paid either at the termination of the lease, allocated over the renewal period or during the initial term of the lease. This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” The Company maintained a net investment in this direct financing lease of approximately $1,224 and $1,327 at December 31, 2013 and 2012, respectively.

The following is a schedule of the direct financing minimum lease payments for the years 2014 and thereafter

Minimum Lease Payments
2014	$114
2015	122
2016	131
2017	140
2018	150
2019 and thereafter	567

$1,224

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

Borrowings under the Credit Agreement will bear interest at rates based upon either the base rate or LIBOR-based rate plus applicable margins. Applicable margins are dictated by the ratio of the Company’s indebtedness less cash on hand in excess of $15,000 to the Company’s consolidated EBITDA, as defined in the underlying Credit Agreement. The base rate is the highest of (a) PNC Bank’s prime rate, (b) the Federal Funds Rate plus 0.50% or (c) the daily LIBOR rate, as defined in the underlying Credit Agreement, plus 1.00%. The base rate spread ranges from 0.00% to 1.00%. LIBOR-based rates are determined by dividing the published LIBOR rate by a number equal to 1.00 minus the percentage prescribed by the Federal Reserve for determining the maximum reserve requirements with respect to any Eurocurrency funding by banks on such day. The LIBOR-based rate spread ranges from 1.00% to 2.00%.

The Credit Agreement includes two financial covenants: (a) the Leverage Ratio, defined as the Company’s Indebtedness less cash on hand in excess of $15,000 divided by the Company’s consolidated EBITDA, which must not exceed 3.00 to 1.00 and (b) Minimum Interest Coverage, defined as consolidated EBITDA less Capital Expenditures divided by consolidated interest expense, which must be no less than 3.00 to 1.00.

The Credit Agreement permits the Company to pay dividends and distributions and make redemptions with respect to its stock provided no event of default or potential default (as defined in the Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Dividends, distributions, and redemptions are capped at $15,000 per year when funds are drawn on the facility. If no drawings on the facility exist, dividends, distributions, and redemptions in excess of $15,000 per year are subjected to a limitation of $75,000 in aggregate. The $75,000 aggregate limitation also includes certain loans, investments, and acquisitions. The Company is permitted to acquire the stock or assets of other entities with limited restrictions provided that the Leverage Ratio does not exceed 2.50 to 1.00 after giving effect to the acquisition.

Other restrictions exist at all times including, but not limited to, limitation of the Company’s sale of assets, other indebtedness incurred by either the borrowers or the non-borrower subsidiaries of the Company, guaranties, and liens. On July 9, 2012, the Company amended the Credit Agreement to increase the limitation of the Company’s sale of assets from $10,000 to $25,000.

As of December 31, 2013, the Company was in compliance with the Credit Agreement’s covenants.

The Company had no outstanding borrowings under the revolving credit facility at December 31, 2013 or 2012 and had available borrowing capacity of $124,186 and $123,829 at December 31, 2013 and 2012, respectively.

Letters of Credit

At December 31, 2013 and 2012, the Company had outstanding letters of credit of approximately $814 and $1,171, respectively.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500 pounds sterling (approximately $2,484 at December 31, 2013). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of December 31, 2013. There was $60 and $61 in outstanding guarantees (as defined in the underlying agreement) at December 31, 2013 and 2012, respectively. This credit facility was renewed during the third quarter of 2013 with no significant changes to the underlying terms or conditions in the facility. The expiration date of this credit facility is July 31, 2014. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review over the credit facility in 2014.

The United Kingdom loan agreements contain certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of December 31, 2013. The subsidiary had available borrowing capacity of $2,424 and $2,376 at December 31, 2013 and 2012, respectively.

Note 11.

Long-Term Debt and Related Matters

Long-term debt at December 31, 2013 and 2012 consists of the following:

	2013	2012
Lease obligations payable in installments through 2015 with a weighted average interest rate of 5.37% at December 31, 2013 and December 31, 2012	$56	$62

	56	62
Less current maturities	31	35

	$25	$27

The maturities of long-term debt for each of the succeeding three years subsequent to December 31, 2013 are as follows:

2014	$31
2015	17
2016	8

$56

Note 12.

Stockholders’ Equity

The Company had authorized shares of 20,000,000 in common stock with 11,115,779 shares issued at December 31, 2013 and 2012. The common stock has a par value of $.01 per share and the current dividend as authorized by the Company’s Board of Directors is $0.12 per year or $0.03 per quarter. In February 2013, the Company’s Board of Directors authorized an increase to the regular quarterly dividend to $0.03 from $0.025.

At December 31, 2013 and 2012, the Company had authorized shares of 5,000,000 in Preferred stock. No Preferred stock has been issued. No par value has been assigned to the Preferred stock.

The Company’s Board of Directors authorized the purchase of up to $25,000 in shares of its common stock through a share repurchase program announced in May 2011 at prevailing market prices or privately negotiated transactions. There were no such repurchases of common stock under this program during 2013. This author-

ization expired on December 31, 2013. On December 4, 2013 the Company’s Board of Directors authorized the purchase of up to $15,000 in shares of its common stock through a share repurchase program at prevailing market prices or privately negotiated transactions. This authorization is effective as of January 1, 2014 and will expire on December 31, 2016.

As of December 31, 2013 and 2012, the Company withheld 16,166 and 23,562 shares for approximately $708 and $669, respectively, from employees to pay their withholding taxes in connection with the exercise and/or vesting of stock options and restricted stock awards.

Cash dividends of $1,240, $1,029 and $1,022 were paid in 2013, 2012 and 2011, respectively.

	Common Stock
Share Activity	Treasury	Outstanding
	(Number of Shares)
Balance at end of 2010	814,249	10,277,138
Purchased through share repurchase program	278,655	(278,655)
Issued for stock-based compensation plans	(50,528)	74,920

Balance at end of 2011	1,042,376	10,073,403
Issued for stock-based compensation plans	(75,995)	75,995

Balance at end of 2012	966,381	10,149,398
Issued for stock-based compensation plans	(39,123)	39,123

Balance at end of 2013	927,258	10,188,521

Note 13.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2013 and 2012, are as follows:

	2013	2012
Pension and post-retirement benefit plan adjustments	$(1,643)	$(4,204)
Foreign currency translation adjustments	(2,940)	535

	$(4,583)	$(3,669)

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non U.S. subsidiaries. See Note 15 “Income Taxes”.

Note 14.

Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three years ended December 31:

	2013	2012	2011
Numerator for basic and diluted earnings per common share —
Income available to common stockholders:
Income from continuing operations	$29,276	$14,764	$22,067
Income from discontinued operations	14	1,424	828

Net income	$29,290	$16,188	$22,895

Denominator:
Weighted average shares	10,175	10,124	10,209

Denominator for basic earnings per common share	10,175	10,124	10,209
Effect of dilutive securities:
Employee stock options	11	16	29
Other stock compensation plans	74	94	74

Dilutive potential common shares	85	110	103

Denominator for diluted earnings per common share -adjusted weighted average shares and assumed conversions	10,260	10,234	10,312

Basic earnings per common share:
Continuing operations	$2.88	$1.46	$2.16
Discontinued operations	0.00	0.14	0.08

Basic earnings per common share	$2.88	$1.60	$2.24

Diluted earnings per common share:
Continuing operations	$2.85	$1.44	$2.14
Discontinued operations	0.00	0.14	0.08

Diluted earnings per common share	$2.85	$1.58	$2.22

Dividends paid per common share	$0.12	$0.10	$0.10

There were no antidilutive shares in 2013, 2012 and 2011.

Note 15.

Income Taxes

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax liabilities:
Goodwill and other intangibles	$(11,360)	$(12,057)
Depreciation	(3,369)	(2,745)
Inventories	(3,611)	(3,433)
Investment in joint venture	(587)	(582)
Other	(437)	(478)

Total deferred tax liabilities	(19,364)	(19,295)

Deferred tax assets:
Pension and post-retirement liability	1,033	2,787
Warranty reserve	2,689	5,752
Deferred compensation	1,525	1,161
Accounts receivable	388	358
Contingent liabilities	662	657
Long-term insurance reserves	569	592
Net operating loss / tax credit carryforwards	139	188
Other	843	245

Total deferred tax assets	7,848	11,740

Net deferred tax liability	$(11,516)	$(7,555)

Significant components of the provision for income taxes are as follows:

	2013	2012	2011
Current:
Federal	$8,776	$9,742	$4,123
State	837	1,977	485
Foreign	1,982	1,910	2,493

Total current	11,595	13,629	7,101

Deferred:
Federal	3,200	(3,966)	3,446
State	273	(155)	553
Foreign	(229)	(442)	(515)

Total deferred	3,244	(4,563)	3,484

Total income tax expense from continuing operations	$14,839	$9,066	$10,585

At December 31, 2013, the Company has not recorded deferred U.S. income taxes or foreign withholding taxes on $49,030 of undistributed earnings of its foreign subsidiaries. It is management’s intent and practice to indefinitely reinvest such earnings outside of the U.S. Determination of the amount of any unrecognized deferred income tax liability associated with these undistributed earnings is not practicable because of the complexities of the hypothetical calculation.

Income before income taxes, as shown in the accompanying consolidated statements of operations, includes the following components:

	2013	2012	2011
Domestic	$37,283	$16,600	$23,433
Foreign	6,832	7,230	9,219

Income from continuing operations, before income taxes	$44,115	$23,830	$32,652

The reconciliation of income tax computed at statutory rates to income tax expense is as follows:

	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(1.7)	(3.0)	(2.3)
State income taxes, net of federal benefit	2.6	4.5	2.2
Non-deductible expenses	0.6	1.4	0.7
Tax credits	(0.8)	(2.2)	(2.0)
Change in liability for unrecognized tax benefits	(1.9)	0.9	(0.6)
Other	(0.2)	1.4	(0.5)

	33.6%	38.0%	32.5%

At December 31, 2013 and 2012, the tax benefit of net operating loss carryforwards available for state income tax purposes was $83 and $59, respectively. The net operating loss carryforwards will expire in 2019 through 2032. The Company has foreign tax credit carryforwards in the amount of $85 that will expire in 2022. The Company anticipates utilizing these operating loss and credit carryforwards prior to their expiration and, therefore, has not provided a valuation allowance for these amounts.

The following table provides a reconciliation of unrecognized tax benefits as of December 31, 2013 and 2012:

	2013	2012
Unrecognized tax benefits at beginning of period:	$2,045	$1,849
Increases based on tax positions for prior periods	149	220
Decreases based on tax positions for prior periods	(89)	—
Decreases related to settlements with taxing authorities	(596)	—
Decreases as a result of a lapse of the applicable statute of limitations	—	(24)

Balance at end of period	$1,509	$2,045

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1,509 at December 31, 2013. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2013, the Company had accrued interest and penalties related to unrecognized tax benefits of $342. As of December 31, 2013, it is reasonably possible that unrecognized tax benefits could decrease between $286 and $551 within the next 12 months related to state tax uncertainties. Ultimate realization of this decrease is dependent upon the occurrence of certain events, including the completion of audits by tax authorities and expiration of statutes of limitations.

The Company files income tax returns in the United States and in various state, local and foreign jurisdictions. The Company is subject to federal income tax examinations for the period 2010 and forward. With respect to the state, local and foreign filings, certain entities of the Company is subject to income tax examinations for the periods 2007 and forward.

Note 16.

Stock-based Compensation

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded share-based compensation expense of $2,156, $1,989 and $1,958 for the years ended December 31, 2013, 2012 and 2011, respectively, related to fully-vested stock awards, restricted stock awards and performance unit awards as follows. As of December 31, 2013, unrecognized compensation expense for awards the Company expects to vest approximated $3,517. The Company will recognize this expense over the upcoming 3.2 year period through February 2017.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess tax benefit realized for the tax deduction from share-based compensation approximated $203, $199 and $425 for the years ended December 31, 2013, 2012 and 2011, respectively. This excess tax benefit is included in cash flows from financing activities in the Consolidated Statements of Cash Flows.

Stock Option Awards

The Company has two equity compensation plans: The 1998 Long-Term Incentive Plan for Officers and Directors, amended and restated in May 2006, (1998 Plan) and the 2006 Omnibus Incentive Plan, amended and restated in October 2013 (Omnibus Plan).

The 1998 Plan provides for the award of stock options to key employees and directors to purchase up to 900,000 shares of common stock at no less than 100% of fair market value on the date of the grant. The 1998 Plan provides for the granting of “nonqualified options” and “incentive stock options” with a duration of not more than ten years from the date of grant. The 1998 Plan also provides that, unless otherwise set forth in the option agreement, stock options are exercisable in installments of up to 25% annually beginning one year from date of grant. Non-employee directors were automatically awarded fully vested, nonqualified stock options to acquire 5,000 shares of the Company’s common stock on each date the outside directors were elected at an annual shareholders’ meeting to serve as directors. The 1998 Plan was amended in May 2006 to remove the automatic awarding of stock options to outside directors.

The Omnibus Plan allows for the issuance of 900,000 shares of common stock through the granting of stock options or stock awards (including performance units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The Omnibus Plan provides for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant. The Omnibus Plan also provides that, unless otherwise set forth in the option agreement, stock options are exercisable in installments of up to 25% annually beginning one year from the date of grant. No stock options have been granted under the Omnibus Plan and, as such, there was no share-based compensation expense related to stock options recorded in 2013, 2012 or 2011.

Certain information for the three years ended December 31, 2013 relative to employee stock options is summarized as follows:

	2013	2012	2011
Number of shares under the plans:
Outstanding and exercisable at beginning of year	22,500	39,950	80,950
Granted	—	—	—
Canceled	—	—	—
Exercised	(3,750)	(17,450)	(41,000)

Outstanding and exercisable at end of year	18,750	22,500	39,950

Number of shares available for future grant:
Beginning of year	561,655	315,840	391,881

End of year	557,655	561,655	315,840

The total intrinsic value of stock options outstanding and exercisable at December 31, 2013, 2012 and 2011 was $687, $743 and $773, respectively.

At December 31, 2013, stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $7.81 to $14.77, with a weighted average exercise price of $10.64. At December 31, 2012, stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $7.81 to $14.77, with a weighted average exercise price of $10.41 per share. At December 31, 2011, stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $4.23 to $14.77, with a weighted average price of $8.94.

The weighted average remaining contractual life of the stock options outstanding at December 31, 2013, 2012 and 2011 were 1.3, 2.2 and 2.8 years, respectively.

The weighted average exercise price per share of the stock options exercised in 2013, 2012 and 2011 were $9.30, $7.03 and $5.02, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 were $124, $457 and $1,112, respectively.

Certain information for the year ended December 31, 2013 relative to stock options at respective exercise price ranges is summarized as follows:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Exercise Price
$7.81 - $8.97	10,000	0.9	$8.39
$9.29 - $14.77	8,750	1.7	13.20

	18,750	1.3	$10.64

Fully-Vested Stock Awards

Non-employee directors are automatically awarded 3,500 fully vested shares, or a lesser amount determined by the directors, of the Company’s common stock on each date the non-employee directors are elected at an annual shareholders’ meeting to serve as directors.

The non-employee directors were granted a total of 9,960, 12,000 and 10,500 fully-vested shares for the years ended December 31, 2013, 2012 and 2011, respectively. Compensation expense recorded by the Company related to fully-vested stock awards to non-employee directors was approximately $450, $337 and $370 for the years ended December 31, 2013, 2012 and 2011, respectively.

The weighted average fair value of all the fully-vested stock grants awarded was $45.16, $28.05 and $35.24 per share for 2013, 2012 and 2011, respectively.

Restricted Stock Awards

The Restricted Stock Awards granted under the Omnibus Plan generally have vesting requirements that are determined by the underlying Restricted Stock Agreement. These forfeitable Restricted Stock Awards time-vest after a four year holding period, unless indicated otherwise by the underlying Restricted Stock Agreement.

For the periods ended December 31, 2013, 2012 and 2011, the Company granted approximately 12,973, 42,677 and 46,436 shares, respectively, of restricted stock under the Omnibus Plan. During 2012, the Company also granted approximately 66,000 shares of restricted stock to an employee director. A summary of restricted stock award activity follows:

Grant Date	Shares	Grant Date Share Price	Aggregate Grant Date Fair Value (Dollars in Thousands)
March 15, 2011	24,836	$38.46	$955
July 21, 2011	16,600	38.44	638
August 29, 2011	5,000	24.50	123
February 1, 2012	66,000	30.15	1,990
March 6, 2012	18,347	27.49	504
May 23, 2012	8,000	28.05	224
December 11, 2012	16,330	41.98	686
February 27, 2013	12,973	42.49	551

These forfeitable Restricted Stock Awards time-vest after a four-year period, unless indicated otherwise by the underlying Restricted Stock Agreement. Certain awards of restricted stock included in the above table provide for partial vesting over a period up to the vesting date listed.

Performance Unit Awards

Annually, under separate three-year long-term incentive plans, pursuant to the Omnibus Plan, the Company grants performance units. Performance units granted during the periods ended December 31, 2013, 2012 and 2011 are as follows:

Incentive Plan	Grant Date	Units	Grant Date Share Price	Aggregate Grant Date Fair Value (Dollars in Thousands)
2011 - 2013	March 15, 2011	34,002	$38.46	$1,308
2012 - 2014	March 6, 2012	43,042	27.49	1,183
2013 - 2015	February 27, 2013	31,418	42.49	1,335

In addition, on March 15, 2011 the Company awarded, pursuant to the Omnibus Plan, 1,500 special performance units to a former employee director and 1,000 special performance units to an executive officer. Based on the satisfaction of the underlying performance conditions, these special performance units were converted, net of shares withheld for applicable income tax purposes, into 1,436 and 957 shares, respectively, of the Company’s common stock on March 6, 2012. The grant date fair value of these awards was $38.46 and the aggregate fair value was $58 and $38, respectively.

Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan. The aggregate fair value in the above table is based upon achieving 100% of the performance targets as defined in the underlying plan. During 2012, the Company reversed $807 of incentive compensation recognized in prior years under its separate three-year long-term incentive plans caused by the impact of the product warranty charge on Company performance, as it related to the awards’ underlying performance conditions. More information on the product warranty charge can be found in Note 20, Commitments and Contingent Liabilities.

The number of shares awarded under the respective three year long-term incentive plans was determined using an average grant date fair value as follows:

Incentive Plan	Average Grant date Fair Value	Ten Day Period
2011 - 2013	40.25	February 2011
2012 - 2014	31.80	February 2012
2013 - 2015	43.57	February 2013

Excluding the fully-vested stock awards granted to non-employee directors, the Company recorded compensation expense of $1,706, $1,652 and $1,588, respectively, for the periods ended December 31, 2013, 2012 and 2011 related to restricted stock and performance unit awards.

The Company issued, pursuant to the Omnibus Plan, approximately 34,000 fully-vested shares during 2012 which were earned under the 2009 – 2011 three year long-term incentive plan. This non-cash transaction of $1,130 was reflected as a decrease to Treasury Stock in the Consolidated Balance Sheet at December 31, 2012. During 2011 the Company issued, pursuant to the Omnibus Plan, approximately 20,000 fully-vested shares which were earned under the 2008 – 2010 three year long-term incentive plan. This non-cash transaction of $670 was reflected as a decrease to Treasury Stock in the Consolidated Balance Sheet at December 31, 2011.

Note 17.

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

United States Defined Benefit Plans

The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets and the funded status of the plans:

	2013	2012
Changes in benefit obligation:
Benefit obligation at beginning of year	$18,034	$16,986
Service cost	33	31
Interest cost	707	748
Actuarial (gain) loss	(1,924)	980
Benefits paid	(738)	(711)

Benefit obligation at end of year	$16,112	$18,034

Change to plan assets:
Fair value of assets at beginning of year	$13,262	$12,088
Actual gain on plan assets	2,019	1,127
Employer contribution	496	758
Benefits paid	(738)	(711)

Fair value of assets at end of year	15,039	13,262

Funded status at end of year	$(1,073)	$(4,772)

Amounts recognized in the consolidated balance sheet consist of:
Other long-term liabilities	$(1,073)	$(4,772)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$1,375	$4,675
Prior service cost	4	4

	$1,379	$4,679

The actuarial loss included in accumulated other comprehensive loss that will be recognized in net periodic pension cost during 2014 is $65, before taxes.

Net periodic pension costs for the three years ended December 31, 2013 are as follows:

	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$33	$31	$30
Interest cost	707	748	799
Expected return on plan assets	(856)	(810)	(764)
Amortization of prior service cost	1	1	1
Recognized net actuarial loss	212	194	111

Net periodic benefit cost	$97	$164	$177

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	2013	2012	2011
Discount rate	4.90%	4.00%	5.48%

Expected rate of return on plan assets	6.50%	6.50%	6.70%

The expected long-term rate of return is based on numerous factors including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions.

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	2013	2012
Projected benefit obligation	$12,513	$18,034
Accumulated benefit obligation	12,513	18,034
Fair value of plan assets	11,321	13,262

Plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and equivalents, bonds, preferred stocks and common stocks. The investment target ranges and actual allocation of pension plan assets by major category at December 31, 2013 and 2012 are as follows:

	Target	2013	2012
Asset Category
Cash and cash equivalents	0 - 10%	4%	7%
Total fixed income funds	25 - 50	27	31
Total mutual funds / equities	50 - 70	69	62

Total		100%	100%

In accordance with the fair value disclosure requirements with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following assets were measured at fair value on a recurring basis at December 31, 2013 and 2012. Additional information regarding FASB ASC 820 and the fair value hierarchy can be found in Note 19, Fair Value Measurements.

	2013	2012
Asset Category
Cash and cash equivalents	$568	$984
Fixed income funds
Corporate bonds	4,005	4,168

Total fixed income funds	4,005	4,168
Equity funds and equities
Mutual funds	9,142	7,163
Common stock	1,324	947

Total equity funds and equities	10,466	8,110
Total	$15,039	$13,262

Cash equivalents. The Company uses quoted market prices to determine the fair value of these investments in interest-bearing cash accounts and they are classified in Level 1 of the fair value hierarchy. The carrying amounts approximate fair value because of the short maturity of the instruments.

Fixed income funds. Investments within the fixed income funds category consist of fixed income corporate debt. The Company uses quoted market prices to determine the fair value of these fixed income funds. These instruments consist of exchange-traded government and corporate bonds and are classified in Level 1 of the fair value hierarchy.

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

The Company expects to contribute approximately $448 to its United States defined benefit plans in 2014.

The following benefit payments are expected to be paid:

Pension
Benefits
2014	$759
2015	773
2016	802
2017	878
2018	912
Years 2019 — 2023	5,394

United Kingdom Defined Benefit Plan

During 2010, the Conveyors International Limited Pension Plan (Conveyors plan) was merged with the Portec Rail Products (UK) Limited Pension Plan (Portec Rail Plan) a defined benefit pension plan in the United Kingdom. The combined Portec Rail Plan covers some current employees, former employees and retirees of the original Portec Rail Plan along with former employees of the Conveyors plan. The Portec Rail Plan has been frozen to new entrants since April 1, 1997 and also covers the former employees of the Conveyors plan after January 2002. Benefits under the Portec Rail Plan, including the former Conveyors plan, were based on years of service and eligible compensation during defined periods of service. Our funding policy for the Portec Rail Plan is to make minimum annual contributions required by applicable regulations. Contributions of $303 and $297 were made to the plan on December 31, 2013 and 2012, respectively.

The funded status of the United Kingdom defined benefit plan at year end is as follows:

	2013	2012
Changes in benefit obligation:
Benefit obligation at beginning of year	$8,034	$6,964
Interest cost	348	338
Actuarial loss	162	652
Benefits paid	(247)	(236)
Foreign currency exchange rate changes	153	316

Benefit obligation at end of year	$8,450	$8,034

Change to plan assets:
Fair value of assets at beginning of year	$6,051	$5,160
Actual gain on plan assets	545	596
Employer contribution	303	297
Benefits paid	(247)	(236)
Foreign currency exchange rate changes	117	234

Fair value of assets at end of year	6,769	6,051

Funded status at end of year	$(1,681)	$(1,983)

Amounts recognized in the consolidated balance sheet consist of:
Other long-term liabilities	$(1,681)	$(1,983)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$906	$1,176
Prior service cost	142	164
Transition obligation	(50)	(96)

	$998	$1,244

Net periodic pension costs for the three years ended December 31, 2013 are as follows:

	2013	2012	2011
Components of net periodic benefit cost:
Interest cost	$348	$338	$331
Expected return on plan assets	(321)	(307)	(337)
Amortization of transition obligation	(46)	(49)	(47)
Amortization of prior service cost	22	23	22
Recognized net actuarial loss	229	221	107

Net periodic benefit cost	$232	$226	$76

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	2013	2012	2011
Discount rate	4.6%	4.3%	4.7%

Expected rate of return on plan assets	5.8%	5.2%	5.7%

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	2013	2012
Projected benefit obligation	$8,450	$8,034
Accumulated benefit obligation	8,450	8,034
Fair value of plan assets	6,769	6,051

The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.

Plan assets are invested by the trustees in accordance with a written statement of investment principles. This statement permits investment in equities, corporate bonds, United Kingdom government securities, commercial property and cash, based on certain target allocation percentages. Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2013 are as follows:

Portec Rail Plan
Equity securities	Up to 100%
Commercial property	Not to exceed 50%
U.K. Government securities	Not to exceed 50%
Cash	Up to 100%

Plan assets held within the Portec Rail Plan consist of cash and marketable securities which have been classified as Level 1 of the fair value hierarchy. All other plan assets have been classified as Level 2 of the fair value hierarchy.

The plan assets by category for the years ended December 31, are as follows:

	2013	2012
Asset Category
Cash and cash equivalents	$369	$520
Equity securities	2,803	2,250
Bonds	1,468	1,529
Commercial property	2,129	1,636
Alternatives	—	116

Total	$6,769	$6,051

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates making contributions of $298 to the Portec Rail Plan during 2014.

The following estimated future benefits payments are expected to be paid under the Portec Rail Plan:

Pension
Benefits
2014	$231
2015	256
2016	290
2017	313
2018	333
Years 2019 — 2023	2,103

Other Post-Retirement Benefit Plan

Rail Technologies’ operation near Montreal, Quebec, Canada, maintains a post-retirement benefit plan, which provides retiree life insurance, health care benefits and, for a closed group of employees, dental care. Retiring employees with a minimum of 10 years of service are eligible for the plan benefits. The plan is not funded. Cost of benefits earned by employees is charged to expense as services are rendered. The expense related to this plan was not material for 2013 and 2012. Rail Technologies’ accrued benefit obligation was $1,080 and $1,130 as of December 31, 2013 and 2012, respectively. Benefit payments anticipated for 2013 are not material. This obligation is recognized within other long-term liabilities.

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	2013	2012
Discount rate	5.0%	4.4%

Weighted average health care trend rate	6.4%	6.6%

The weighted average health care rate trends downward to an ultimate rate of 4.40% in 2032.

A 1% increase in the assumed health care cost trend rate will increase the service and interest cost components of the expense by $6 and increase the accumulated post-retirement benefit obligation by approximately $63 for 2013. A 1% decrease in the assumed health care cost trend rate will decrease the service and interest cost components of the expense by $7 and decrease the accumulated post-retirement benefit obligation by $76 for 2013.

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

	2013	2012	2011
Salaried Plan	$2,077	$2,028	$1,846
Union Plan	74	79	62
Montreal Plan	123	126	101
U.K. Plan	136	116	122
Burnaby Plan	143	143	106

	$2,553	$2,492	$2,237

Note 18.

Rental and Lease Information

The Company has capital and operating leases for certain plant facilities, office facilities, and equipment. Rental expense for the years ended December 31, 2013, 2012 and 2011 amounted to $3,333, $3,762 and $4,367, respectively. Generally, land and building leases include escalation clauses.

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2013:

Year ending December 31,	Capital Leases	Operating Leases
2014	$34	$2,897
2015	17	2,430
2016	9	1,593
2017	—	1,535
2018	—	1,449
2019 and thereafter	—	9,219

Total minimum lease payments	60	$19,123

Less amount representing interest	4

Total present value of minimum payments	56
Less current portion of such obligations	31

Long-term obligations with interest rates ranging from 3.75% to 8.46%	$25

Assets recorded under capital leases are as follows:

	2013	2012
Land improvements	$6,373	$6,373
Machinery and equipment at cost	6,427	6,395
Buildings	399	399

	13,199	13,167
Less accumulated amortization	12,676	12,556

Net capital lease assets	$523	$611

Included in the Company’s 2012 and 2011 “Other income” in the Consolidated Statements of Operations are gains recognized in connection with the Company’s 2008 sale-leaseback transaction. During 2011, the Company provided the lessor of the Houston, TX property with written notice of the Company’s termination of the lease in its entirety effective April 30, 2012. As a result of this termination, during 2012 the Company recognized $577 of previously deferred gain which was recorded in other income in the Consolidated Statement of Operations. Including this amount, the Company recorded approximately $456 and $1,081 within “Other Income” related to this transaction for the periods ended December 31, 2012 and 2011, respectively.

Note 19.

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

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Domestic money market funds	$18,276	$18,276	$—	$—
Non domestic bank term deposits	32,947	32,947	—	—

Cash equivalents at fair value	51,223	51,223	—	—

Total Assets	$51,223	$51,223	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Domestic money market funds	$58,620	$58,620	$—	$—
Non domestic bank term deposits	26,045	26,045	—	—

Cash equivalents at fair value	84,665	84,665	—	—

Total Assets	$84,665	$84,665	$—	$—

Information regarding the fair value disclosures associated with the assets of the Company’s defined benefit plans can be found in Note 17, Retirement Plans.

Note 20.

Commitments and Contingent Liabilities

Product Warranty Claims

On July 12, 2011, the UPRR notified (UPRR Notice) the Company and its subsidiary, CXT Incorporated (CXT), of a warranty claim under CXT’s 2005 supply contract relating to the sale of pre-stressed concrete railroad ties to the UPRR. The UPRR asserted that a significant percentage of concrete ties manufactured in 2006 through 2011 at CXT’s Grand Island, NE facility failed to meet contract specifications, had workmanship defects and were cracking and failing prematurely. Approximately 1.6 million ties were sold from Grand Island, NE to the UPRR during the period the UPRR had claimed nonconformance. The 2005 contract called for each concrete tie which failed to conform to the specifications or had a material defect in workmanship to be replaced with 1.5 new concrete ties, provided, that UPRR within five years of the sale of a concrete tie, notified CXT of such failure to conform or such defect in workmanship. The UPRR Notice did not specify how many ties manufactured during this period were defective nor the exact nature of the alleged workmanship defect. Additionally, UPRR notified the Company that a customer of the UPRR asserted that a representative sample of ties manufactured by the Company’s Grand Island, NE facility failed a test contained in the contract specification. At the customer’s request, UPRR removed approximately 115,000 concrete ties, which were a subset of the ties subject to the UPRR Notice.

Beginning in July 2011 through the second quarter of 2012, the Company worked with material scientists and pre-stressed concrete experts to test a representative sample of Grand Island, NE concrete ties and assess warranty claims for certain concrete ties made in its Grand Island, NE facility between 1998 and 2011. The Company discontinued manufacturing operations in Grand Island, NE in early 2011.

During 2012, the Company completed sufficient testing and analysis to further understand this matter. Additionally, in a combined effort with UPRR, the Company analyzed Grand Island, NE concrete ties in track. Based upon these findings, the Company believed it discovered conditions, which largely related to the 2006 to 2007 manufacturing period, that can shorten the life of the concrete ties produced during this period. The Company also agreed on a process with the UPRR for identifying, prioritizing and replacing ties that meet the criteria for replacement. This process will be applied to the ties the Company shipped to the UPRR from its Grand Island, NE facility from 1998 to 2011. During most of this period the Company’s warranty policy for UPRR carried a 5 year warranty with a 1.5:1 replacement ratio for any defective ties. In order to accommodate the UPRR and other customer concerns, the Company reverted to a previously used warranty policy. This will result in all concrete ties with a 5 year warranty and a 1.5:1 replacement ratio, now having a 15 year warranty and a 1:1 replacement ratio. This change provided an additional 10 years of warranty protection. The 1:1 replacement ratio will furnish one tie for each tie replaced under the Company’s claims process. During the fourth quarter of 2012, the Company reached agreement (2012 amended supply agreement) with the UPRR resulting in the Company and the UPRR working together to identify and replace defective ties. The process of planning and documenting will be done by both the Company and the UPRR to ensure this is done in an accurate and timely manner. In connection with this agreement, the Company and the UPRR agreed on a cash payment of $12,000 to the UPRR as compensation for concrete ties already replaced by the UPRR during the investigation period, including approximately 115,000 concrete ties mentioned previously.

During 2012, as a result of testing the Company conducted on concrete ties manufactured at its former Grand Island, NE facility and of the related developments of the UPRR and other customer matters, the Company recorded pre-tax warranty charges of $22,000 in “Cost of Goods Sold” within its Rail Products segment based on the Company’s estimate of the number of defective concrete ties that will ultimately require replacement during the applicable warranty periods.

Throughout 2013, at the UPRR’s request and under the terms of the 2012 amended supply agreement, the Company provided warranty replacement concrete ties for use across certain UPRR subdivisions. The Company attempted to reconcile the quantity of warranty claims for ties replaced and obtain supporting detail for the ties removed. The Company believes that the UPRR did not replace concrete ties in accordance with the amended agreement and has not furnished adequate documentation throughout the replacement process in these subdivisions to support its full warranty claim. Based on the information received by the Company to date, the Company believes that a significant number of ties which the UPRR replaced in these subdivisions did not meet the criteria to be covered as warranty replacement ties under the 2012 amended supply agreement. To date, the two parties have been unable to properly reconcile the number of defective ties which have been replaced in these subdivisions.

In late November 2013, the Company received notice from the UPRR asserting a material breach of the 2012 amended supply agreement. The UPRR’s notice asserted that the failure to honor its claims for warranty ties in these subdivisions was a material breach. Following receipt of this notice, the Company provided information to the UPRR to refute the UPRR’s claim of breach and included the reconciliation of warranty claims supported by substantial findings from the Company’s track observation team, all within the 90 day cure period. The Company also proposed further discussions to reach agreement on reconciliation for 2013 replacement activities and future replacement activities and a recommended process that will ensure future replacement activities are done with appropriate documentation and per the terms of our agreement.

During the first quarter of 2014, the Company further responded within the 90 day cure period to the UPRR’s claim and presented a reconciliation for the subdivisions at issue. This proposed reconciliation is based on empirical data and visual observation from Company employees that were present during the replacement process for a substantial majority of the concrete ties replaced. The Company has spent considerable time documenting facts related to concrete tie condition and track condition to assess whether the ties replaced met the criteria to be eligible for replacement under the terms of the 2012 amended supply agreement. During this same time period, the UPRR purchased several concrete ties for replacement of existing Grand Island ties that the UPRR deemed as their responsibility.

The accrued concrete tie warranty reserve of $6,462 as of December 31, 2013 is the best estimate of the expected value of defective ties that will be replaced as a result of our observation and analysis of ties in track. While the Company believes this is a reasonable estimate of these potential warranty claims, these estimates could change due to the receipt of new information and future events. The disagreement related to the 2013 warranty replacement activity includes approximately 170,000 ties where we provided detailed documentation supporting our position with reason codes that detail why these ties are not eligible for a warranty claim. In the event the UPRR continues to replace ties and assert warranty claims in future years in the same manner as 2013, we are likely to have a disagreement in those future years relating to the number of ties eligible for warranty claim. The Company has denied it is in material breach of the 2012 amended supply agreement and intends to continue discussions with the UPRR in an effort to resolve previously replaced ties as well as the future warranty tie replacement process.

This dispute could jeopardize our 2012 amended supply agreement. For the years ended December 31, 2013, 2012 and 2011, sales to the UPRR from our Tucson, AZ facility were approximately $12,664, $25,441 and $22,395, respectively. Additionally, as of December 31, 2013 we had long-lived assets with a net book value of approximately $1,116 associated with the Tucson, AZ facility.

There can be no assurance at this point that future potential costs pertaining to the UPRR’s claim or other potential future claims will not have a material impact on the Company’s results of operations and financial condition.

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

Warranty Liability
Balance at December 31, 2011	$6,632
Additions to warranty liability	24,252
Warranty liability utilized	(15,157)

Balance at December 31, 2012	$15,727
Additions to warranty liability	1,695
Warranty liability utilized	(9,939)

Balance at December 31, 2013	$7,483

Included within the above table are concrete tie warranty reserves of approximately $6,462 and $14,837, respectively, as of December 31, 2013 and 2012. For the periods ended December 31, 2013, 2012 and 2011, the Company recorded approximately $612, $23,019 and $3,469, respectively, in pre-tax concrete tie warranty charges within “Cost of Goods Sold” in the Company’s Rail Products segment primarily related to concrete ties manufactured at the Company’s former Grand Island, NE facility.

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

As of December 31, 2013 and 2012, the Company maintained environmental and litigation reserves of $2,190 and $2,141, respectively.

On January 11, 2012, CXT received a subpoena from the United States Department of Transportation Inspector General (IG) requesting records related to its manufacture of concrete railroad ties in Grand Island, NE. CXT and the Company have been cooperating fully with the IG.

Note 21.

Quarterly Financial Information (Unaudited)

As more fully described in Note 3 of the Notes to the Consolidated Financial Statements, “Acquisitions” the Company acquired Ball Winch, LLC on November 7, 2013 and the results of this subsidiary’s operations are included from the acquisition date through December 31, 2013.

As more fully described in Note 4 of the Notes to the Consolidated Financial Statements, “Discontinued Operations,” the Company sold its SSD and Precise businesses in June 2012 and August 2012, respectively. The operations of these divisions qualified as a “component of an entity” under FASB ASC 205-20 and thus, the operations are classified as discontinued.

Quarterly financial information for the years ended December 31, 2013 and 2012 is presented below:

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$129,321	$149,936	$162,248	$156,458	$597,963
Gross profit	$24,848	$29,175	$31,305	$30,611	$115,939
Income from continuing operations	$4,951	$7,257	$9,793	$7,275	$29,276
(Loss) income from discontinued operations	$(24)	$38	$—	$—	$14
Net income	$4,927	$7,295	$9,793	$7,275	$29,290
Basic earnings per common share:
From continuing operations	$0.49	$0.71	$0.96	$0.71	$2.88
From discontinued operations	$(0.00)	$0.00	$—	$—	$(0.00)
Basic earnings per common share	$0.49	$0.72	$0.96	$0.71	$2.88
Diluted earnings per common share:
From continuing operations	$0.48	$0.71	$0.95	$0.71	$2.85
From discontinued operations	$(0.00)	$0.00	$—	$—	$0.00
Diluted earnings per common share	$0.48	$0.71	$0.95	$0.71	$2.85
Dividends paid per common share	$0.03	$0.03	$0.03	$0.03	$0.12

	2012
	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter(2)	Quarter	Total
Net sales	$114,291	$163,180	$170,346	$140,724	$588,541
Gross profit	$21,652	$12,334	$30,713	$27,570	$92,269
Income from continuing operations	$2,979	$(3,321)	$8,463	$6,643	$14,764
Income from discontinued operations	$390	$1,250	$(238)	$22	$1,424
Net income	$3,369	$(2,071)	$8,225	$6,665	$16,188
Basic earnings per common share:
From continuing operations	$0.30	$(0.33)	$0.83	$0.65	$1.46
From discontinued operations	$0.04	$0.12	$(0.02)	$0.00	$0.14
Basic earnings per common share	$0.33	$(0.20)	$0.81	$0.66	$1.60
Diluted earnings per common share:
From continuing operations	$0.29	$(0.33)	$0.83	$0.65	$1.44
From discontinued operations	$0.04	$0.12	$(0.02)	$—	$0.14
Diluted earnings per common share	$0.32	$(0.20)	$0.81	$0.65	$1.58
Dividends paid per common share	$0.025	$0.025	$0.025	$0.025	$0.10

(1)	Includes a pre-tax gain of approximately $3,508 from the Company’s sale of SSD.
(2)	Includes a pre-tax loss of approximately $315 from the Company’s sale of Precise.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Managements’ Report on Internal Control Over Financial Reporting

The management of L.B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). L.B. Foster Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

L.B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 Framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously discussed in Note 3 —Acquisitions of this Annual Report on Form 10-K, L.B. Foster Company completed the asset acquisition of Ball Winch, LLC (Ball Winch) on November 7, 2013. Ball Winch constituted approximately 9% of total assets as of December 31, 2013 and less than 1% of revenues and pre-tax income for the year then ended. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013 excluded an assessment of the internal control over financial reporting of the assets and business acquired in the Ball Winch acquisition.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of L.B. Foster Company and Subsidiaries

We have audited L.B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). L.B. Foster Company and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Managements’ Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of L.B. Foster Ball Winch, Inc., which is included in the 2013 consolidated financial statements of L.B. Foster Company and Subsidiaries and constituted approximately 9% of total assets as of December 31, 2013 and less than 1% of revenues and pre-tax income for the year then ended. Our audit of internal control over financial reporting of L.B. Foster Company and Subsidiaries also did not include an evaluation of the internal control over financial reporting of L.B. Foster Ball Winch, Inc.

In our opinion, L.B. Foster Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of L.B. Foster Company and Subsidiaries, as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Ernst & Young LLP

Pittsburgh, Pennsylvania

February 27, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding the directors of the Company is incorporated herein by reference to the information included in the Company’s proxy statement for the 2014 annual meeting of stockholders (the “Proxy Statement”) under the caption “Election of Directors.”

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

The information required by this Item regarding executive compensation is incorporated herein by reference to the information included in the Proxy Statement under the captions “Director Compensation — 2013,” “Executive Compensation,” “Summary Compensation Table (2013, 2012 and 2011),” “Grants of Plan-Based Awards in 2013,” “Outstanding Equity Awards At 2013 Fiscal Year-End,” “2013 Options Exercises and Stock Vested Table,” “2013 Nonqualified Deferred Compensation,” “Change-In-Control,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding the Company’s equity compensation plans is set forth in Part II, Item 5 of this Annual Report on Form 10-K under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

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

The following documents are filed as a part of this Report:

(a)(1).     Financial Statements

The following Reports of Independent Registered Public Accounting Firm, consolidated financial statements, and accompanying notes are included in Item 8 of this Report:

(a)(2).    Financial Statement Schedule

Schedules for the Years Ended December 31, 2013, 2012 and 2011:

II — Valuation and Qualifying Accounts.

The remaining schedules are omitted because of the absence of conditions upon which they are required.

(a)(3).    Exhibits

The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

L. B. FOSTER COMPANY AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and		(1)	at End
	of Year	Expenses	Other	Deductions	of Year
2013
Deducted from assets to which they apply:
Allowance for doubtful accounts	$899	$236	$—	$36	$1,099

2012
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,725	$(319)	$—	$507	$899

2011
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,524	$275	$—	$74	$1,725

(1)	Notes and accounts receivable written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L.B. FOSTER COMPANY

Date: February 27, 2014	By:	/s/ Robert P. Bauer
(Robert P. Bauer,
President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Lee B. Foster II	Chairman of the Board and Director	February 27, 2014
(Lee B. Foster II)

By:	/s/ Robert P. Bauer	President, Chief Executive Officer	February 27, 2014
	(Robert P. Bauer)	and Director

By:	/s/ Peter McIlroy II	Director	February 27, 2014
(Peter McIlroy II)

By:	/s/ G. Thomas McKane	Director	February 27, 2014
(G. Thomas McKane)

By:	/s/ Diane B. Owen	Director	February 27, 2014
(Diane B. Owen)

By:	/s/ William H. Rackoff	Director	February 27, 2014
(William H. Rackoff)

By:	/s/ Suzanne B. Rowland	Director	February 27, 2014
(Suzanne B. Rowland)

By:	/s/ David J. Russo	Senior Vice President,	February 27, 2014
	(David J. Russo)	Chief Financial Officer
and Treasurer

By:	/s/ Christopher T. Scanlon	Controller and Chief Accounting Officer	February 27, 2014
(Christopher T. Scanlon)

INDEX TO EXHIBITS

The Exhibits marked with a single asterisk are filed herewith. All exhibits are incorporated herein by reference:

2.1	Agreement and Plan of Merger, dated February 16, 2010, by and among L.B. Foster Company, Foster Thomas Company and Portec Rail Products, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on February 17, 2010.
2.2	First Amendment to Agreement and Plan of Merger, dated as of May 13, 2010, by and among Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on May 13, 2010.
2.3	Second Amendment to Agreement and Plan of Merger dated August 30, 2010, by and among Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company, incorporated by reference to Exhibit (a)(5)(T) to Schedule TO-T/A filed by the Company on August 31, 2010.
2.4	Asset Purchase Agreement between Interlocking Deck Systems International, LLC and L.B. Foster Company, dated March 23, 2010, incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on March 29, 2010.
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 0-10436, filed on May 13, 2003.
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 0-10436, filed on November 8, 2012.
4.1	Rights Agreement, amended and restated as of November 19, 2012, between L.B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on November 20, 2012.
10.1	$125,000,000 Revolving Credit Facility Credit Agreement dated May 2, 2011, between Registrant and PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., and Citizens Bank of Pennsylvania, incorporated by reference to Exhibit 10.0 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on May 4, 2011.
10.2	First Amendment to Credit Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 0-10436, filed on November 8, 2012.
**10.3	Employment Agreement with Robert P. Bauer, dated January 18, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on January 23, 2012.
*10.4	2006 Omnibus Incentive Plan, as amended and restated October 30, 2013.**
**10.5	Form of Restricted Stock Agreement (for grants made prior to December 23, 2011), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on December 21, 2011.
**10.6	Amended Form of Restricted Stock Agreement (for grants made on or after December 23, 2011), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on December 21, 2011.
**10.7	Restricted Stock Agreement between Registrant and Stan L. Hasselbusch dated May 28, 2010, incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on June 1, 2010.

**10.8	Restricted Stock Agreement between Registrant and David J. Russo dated May 28, 2010, incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on June 1, 2010.
**10.9	Retention Performance Share Unit Award Agreement between Registrant and David R. Sauder dated March 15, 2011, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-10436, filed on March 15, 2012.
**10.10	Form of Performance Share Unit Award Agreement (2008 – 2011), incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-10436, filed on March 15, 2012.
**10.10.1	Form of Performance Share Unit Award Agreement (2012), incorporated by reference to Exhibit 10.15.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-10436, filed on March 15, 2012.
**10.10.2	Form of Performance Share Unit Award Agreement (2013), incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-10436, filed on March 8, 2013.
*10.10.3	Form of Performance Share Unit Award Agreement (2014).**
**10.11	Executive Annual Incentive Compensation Plan (as Amended and Restated), incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 12, 2013.
**10.12	Amended and Restated Key Employee Separation Plan, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-10436, filed on March 8, 2013.
**10.13	Restated Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 0-10436, filed on August 9, 2012.
**10.14	Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-10436, filed on March 16, 2011.
**10.15	Amendment, effective May 24, 2006, to Amended and Restated 1998 Long-Term Incentive Plan as of May 25, 2005, incorporated by reference to Exhibit 10.34.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-10436, filed on March 16, 2011.
**10.16	Medical Reimbursement Plan (MRP1) effective January 1, 2006, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-10436, filed on March 16, 2011.
**10.17	Medical Reimbursement Plan (MRP2) effective January 1, 2006, incorporated by reference to Exhibit 10.45.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-10436, filed on March 16, 2011.
**10.18	Amendments to MRP2, incorporated by reference to Exhibit 10.45.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-10436, filed on March 16, 2011.
**10.19	Leased Vehicle Plan as amended and restated on September 1, 2007, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-10436, filed on March 16, 2011.
**10.20	Non-Employee Director Compensation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 0-10436, filed on August 6, 2013.
*21	List of Subsidiaries
*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Taxonomy Extension Schema Document.
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Exhibits marked with an asterisk are filed herewith.
**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.
***	In accordance with SEC Release 33-8238, the certifications contained in Exhibits 32 are being furnished and not filed