Form 10-Q
period 2014-03-31
FOSTER L B CO
filed 2014-05-05
CIK 352825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2014
Common Stock, Par Value $.01	10,338,841 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,131	$64,623
Accounts receivable—net	66,771	98,437
Inventories—net	77,644	76,956
Current deferred tax assets	461	461
Prepaid income tax	3,977	4,741
Other current assets	4,445	2,000
Current assets of discontinued operations	88	149

Total current assets	244,517	247,367
Property, plant, and equipment—net	51,478	50,109
Other assets:
Goodwill	57,781	57,781
Other intangibles—net	50,705	51,846
Investments	5,204	5,090
Other assets	1,480	1,461

Total Assets	$411,165	$413,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,617	$46,620
Deferred revenue	7,130	5,715
Accrued payroll and employee benefits	5,753	8,927
Accrued warranty	7,010	7,483
Current maturities of long-term debt	114	31
Current deferred tax liabilities	179	179
Other accrued liabilities	7,013	6,501
Liabilities of discontinued operations	26	26

Total current liabilities	70,842	75,482
Long-term debt	319	25
Deferred tax liabilities	11,591	11,798
Other long-term liabilities	10,472	9,952
Stockholders’ equity:
Common stock, par value $.01, authorized 20,000,000 shares; shares issued at March 31, 2014 and December 31, 2013, 11,115,779; shares outstanding at March 31, 2014 and December 31, 2013, 10,211,032 and 10,188,521	111	111
Paid-in capital	46,565	47,239
Retained earnings	301,701	298,361
Treasury stock—at cost, common stock, 904,747 shares at March 31, 2014 and 927,258 shares at December 31, 2013	(24,144)	(24,731)
Accumulated other comprehensive loss	(6,292)	(4,583)

Total stockholders’ equity	317,941	316,397

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$411,165	$413,654

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Net sales	$111,414	$129,321
Cost of goods sold	87,287	104,473

Gross profit	24,127	24,848
Selling and administrative expenses	18,025	17,130
Amortization expense	1,141	701
Interest expense	123	133
Interest income	(144)	(206)
Equity in income of nonconsolidated investment	(204)	(176)
Other income	(135)	(178)

	18,806	17,404

Income from continuing operations before income taxes	5,321	7,444
Income tax expense	1,672	2,493

Income from continuing operations	3,649	4,951

Discontinued operations:
Loss from discontinued operations before income taxes	—	(39)
Income tax benefit	—	(15)

Loss from discontinued operations	—	(24)

Net income	$3,649	$4,927

Basic earnings per common share:
From continuing operations	$0.36	$0.49
From discontinued operations	—	(0.00)

Basic earnings per common share	$0.36	$0.49

Diluted earnings per common share:
From continuing operations	$0.35	$0.48
From discontinued operations	—	(0.00)

Diluted earnings per common share	$0.35	$0.48

Dividends paid per common share	$0.03	$0.03

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Net income	$3,649	$4,927

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,750)	(1,823)
Reclassification of pension liability adjustments to earnings, * net of tax expense: $21 and $36	41	69

Other comprehensive loss, net of tax	(1,709)	(1,754)

Comprehensive income	$1,940	$3,173

*	Reclassifications out of accumulated other comprehensive income for pension obligations are charged to selling and administrative expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$3,649	$4,951
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred income taxes	(195)	(221)
Depreciation and amortization	2,902	2,365
Equity in income of nonconsolidated investment	(204)	(176)
Loss (gain) on sales and disposals of property, plant, and equipment	12	(8)
Share-based compensation	575	631
Excess income tax benefit from share-based compensation	(85)	(189)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	31,513	(12,852)
Inventories	(833)	(295)
Other current assets	(1,755)	(1,298)
Prepaid income tax	450	(1,593)
Other noncurrent assets	43	91
Dividends from LB Pipe & Coupling Products, LLC	90	378
Accounts payable	(2,568)	(9,363)
Deferred revenue	1,401	4,660
Accrued payroll and employee benefits	(3,135)	(3,940)
Other current liabilities	(330)	(78)
Other liabilities	595	(301)

Net cash provided (used) by continuing operating activities	32,125	(17,238)

Net cash provided by discontinued operations	61	124

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	184	8
Capital expenditures on property, plant, and equipment	(3,499)	(1,031)
Acquisition of business	(495)	—

Net cash used by continuing investing activities	(3,810)	(1,023)

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of other long-term debt	(19)	(18)
Proceeds from other long-term debt	316	—
Treasury stock acquisitions	(747)	(547)
Cash dividends on common stock paid to shareholders	(309)	(310)
Excess income tax benefit from share-based compensation	85	189

Net cash used by continuing financing activities	(674)	(686)

Effect of exchange rate changes on cash and cash equivalents	(1,194)	(1,206)

Net increase (decrease) in cash and cash equivalents	26,508	(20,029)
Cash and cash equivalents at beginning of period	64,623	101,464

Cash and cash equivalents at end of period	$91,131	$81,435

Supplemental disclosure of cash flow information:
Interest paid	$87	$86

Income taxes paid	$1,480	$4,076

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Amounts included in the balance sheet as of December 31, 2013 were derived from our audited balance sheet. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In this Quarterly Report on Form 10-Q, references to “Foster,” “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster and its consolidated subsidiaries.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation.

2. BUSINESS SEGMENTS

The Company is a leading manufacturer, fabricator, and distributor of products and services for rail, construction, energy, and utility markets. The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. Each segment represents a revenue-producing component of the Company for which separate financial information is produced internally and is subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources. Each segment is evaluated based upon their contribution to the Company’s consolidated results based upon segment profit.

The following table illustrates revenues and profits from continuing operations of the Company by segment for the periods indicated:

	Three Months Ended
	March 31, 2014		March 31, 2013
	Net	Segment	Net	Segment
	Sales	Profit	Sales	Profit
Rail Products	$73,496	$5,316	$81,399	$6,201
Construction Products	27,383	1,216	36,811	462
Tubular Products	10,535	586	11,111	2,607

Total	$111,414	$7,118	$129,321	$9,270

Segment profits from continuing operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of generally 1% per month. There has been no change in the measurement of segment profit from continuing operations from December 31, 2013. The internal cost of capital charges are eliminated during the consolidation process.

The following table provides a reconciliation of reportable segment net profit from continuing operations to the Company’s consolidated total:

	Three Months Ended
	March 31,
	2014	2013
Income for reportable segments	$7,118	$9,270
Interest expense	(123)	(133)
Interest income	144	206
Other income	135	178
LIFO expense	(4)	(240)
Equity in income of nonconsolidated investment	204	176
Corporate expense, cost of capital elimination, and other unallocated charges	(2,153)	(2,013)

Income from continuing operations before income taxes	$5,321	$7,444

3. ACQUISITIONS

During the prior year, the Company acquired substantially all of the assets and liabilities of Ball Winch, LLC (Ball Winch). Cash payments totaling $37,500 were made during 2013 and a post-closing working capital adjustment of $495 was paid in February 2014 resulting in a total purchase price of $37,995. Included within the purchase price was $3,300 which is held in escrow to satisfy any indemnity claims under the purchase agreement. The results of operations for Ball Winch are included in the Company’s Tubular segment for the quarter ended March 31, 2014.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Allocation of Purchase Price	Fair Value
Current assets	$1,857
Other assets	64
Property, plant, and equipment	5,555
Goodwill	16,544
Other intangibles	14,682
Current liabilities	(707)

Total	$37,995

The Company has concluded that intangible assets and goodwill values resulting from this transaction will be deductible for tax purposes.

The following table summarizes the estimates of the fair values and amortizable lives of the identifiable intangible assets acquired:

Intangible Asset	Fair Value	Weighted Average Amortizable Life (years)
Trade name	$723	0.5
Technology	11,129	7.5
Non-competition agreements	2,830	1.0

Total identified intangible assets	$14,682

The Company continues to evaluate certain current liabilities assumed in the acquisition. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected their measurement, the Company will retrospectively adjust the amounts recognized as of the acquisition date.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill at March 31, 2014 and December 31, 2013 was $57,781, of which $38,026 is attributable to the Company’s Rail Products segment, $16,544 to the Tubular Products segment, and $3,211 to the Construction Products segment.

The Company performs goodwill impairment tests at least annually if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. No goodwill impairment test was required in connection with these evaluations for the three months ended March 31, 2014. The Company performs its annual evaluation of the carrying value of its goodwill during the fourth quarter.

As of March 31, 2014 and December 31, 2013, gross identified intangible assets of $44,455 are attributable to the Company’s Rail Products segment, $14,682 are attributable to the Tubular Products segment, and $1,830 are attributable to the Construction Products segment. The components of the Company’s intangible assets are as follows:

	March 31, 2014
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
Non-compete agreements	5	$2,860	$(260)	$2,600
Patents	10	639	(213)	426
Customer relationships	23	19,960	(3,846)	16,114
Supplier relationships	5	350	(231)	119
Trademarks and trade names	16	7,003	(1,460)	5,543
Technology	15	30,155	(4,252)	25,903

		$60,967	$(10,262)	$50,705

	December 31, 2013
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
Non-compete agreements	5	$2,860	$(117)	$2,743
Patents	10	639	(201)	438
Customer relationships	23	19,960	(3,575)	16,385
Supplier relationships	5	350	(213)	137
Trademarks and trade names	16	7,003	(1,334)	5,669
Technology	15	30,155	(3,681)	26,474

		$60,967	$(9,121)	$51,846

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 17 years. Amortization expense from continuing operations for the three-month periods ended March 31, 2014 and 2013 was $1,141 and $701, respectively.

Estimated amortization expense from continuing operations for the remainder of 2014 and the years 2015 and thereafter is as follows:

Amortization Expense
2014	$3,402
2015	4,265
2016	4,107
2017	4,107
2018	4,003
2019 and thereafter	30,821

$50,705

5. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and while collateral is not required, the Company often receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Trade accounts receivable from continuing operations at March 31, 2014 and December 31, 2013 have been reduced by an allowance for doubtful accounts of $1,144 and $1,099, respectively.

6. INVENTORIES

Inventories of continuing operations of the Company at March 31, 2014 and December 31, 2013 are summarized in the following table:

	March 31,	December 31,
	2014	2013
Finished goods	$61,853	$55,166
Work-in-process	7,520	11,332
Raw materials	17,302	19,485

Total inventories at current costs	86,675	85,983
Less: LIFO reserve	(9,031)	(9,027)

	$77,644	$76,956

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

7. INVESTMENTS

The Company is a member of a joint venture, LB Pipe & Coupling Products, LLC (JV), in which it maintains a 45% ownership interest. The JV manufactures, markets, and sells various precision coupling products for the energy, utility, and construction markets and is scheduled to terminate on June 30, 2019.

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

As of March 31, 2014 and December 31, 2013, the Company had a nonconsolidated equity method investment of $5,204 and $5,090, respectively.

The Company recorded equity in the income of the JV of approximately $204 and $176 for the three months ended March 31, 2014 and 2013, respectively. During the periods ending March 31, 2014 and 2013 the Company received cash distributions of $90 and $378, respectively. There were no changes to the Company’s 45% ownership interest as a result of the proportional distribution.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the JV for its operations. The carrying amounts with the maximum exposure to loss of the Company at March 31, 2014 and December 31, 2013, respectively, are as follows:

	March 31,	December 31,
	2014	2013
Equity method investment	$5,204	$5,090
Net investment in direct financing lease	1,197	1,224

	$6,401	$6,314

The Company is leasing five acres of land and two facilities to the JV over a period of 9.5 years, with a 5.5 year renewal period. In November 2012, the Company executed the first amendment to its lease with the JV. The amendment included the addition of a second facility built by the Company that is now leased to the JV. As a result of the amendment, monthly rent over the term of the lease increased by approximately $7. The current monthly lease payments approximate $17, with a balloon payment of approximately $488, which is required to be paid either at the termination of the lease, allocated over the renewal period, or during the initial term of the lease. This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” The Company maintained a net investment in this direct financing lease of approximately $1,197 and $1,224 at March 31, 2014 and December 31, 2013, respectively.

The following is a schedule of the direct financing minimum lease payments for the remainder of 2014 and the years 2015 and thereafter:

Minimum Lease Payments
2014	$87
2015	122
2016	131
2017	140
2018	150
2019 and thereafter	567

$1,197

8. DEFERRED REVENUE

Deferred revenue of $7,130 and $5,715 as of March 31, 2014 and December 31, 2013, respectively, consists of customer payments received for which the revenue recognition criteria have not yet been met. The Company has significantly fulfilled its obligations under the contracts and the customers have paid, but due to the Company’s continuing involvement with the material, revenue is precluded from being recognized until title passes to the customer.

9. BORROWINGS

United States

On May 2, 2011, the Company, its domestic subsidiaries, and certain of its Canadian subsidiaries entered into a new $125,000 Revolving Credit Facility Credit Agreement (Credit Agreement) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., and Citizens Bank of Pennsylvania. This Credit Agreement replaced a prior revolving credit facility with a maximum credit line of $90,000 and a $20,000 term loan. The Credit Agreement provides for a five-year, unsecured revolving credit facility that permits borrowing up to $125,000 for the U.S. borrowers and a sublimit of the equivalent of $15,000 U.S. dollars that is available to the Canadian borrowers. Provided no event of default exists, the Credit Agreement contains a provision that provides for an increase in the revolver facility of $50,000 that can be allocated to existing or new lenders if the Company’s borrowing requirements should increase. The Credit Agreement includes a sublimit of $20,000 for the issuance of trade and standby letters of credit.

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

Other restrictions exist at all times including, but not limited to, limitation of the Company’s sale of assets, other indebtedness incurred by either the borrowers or the non-borrower subsidiaries of the Company, guarantees, and liens.

As of March 31, 2014, the Company was in compliance with the Credit Agreement’s covenants.

The Company had no outstanding borrowings under the revolving credit facility at March 31, 2014 or December 31, 2013 and had available borrowing capacity of $124,186 at March 31, 2014.

Letters of Credit

At March 31, 2014, the Company had outstanding letters of credit of approximately $814.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500 pounds sterling (approximately $2,500 at March 31, 2014). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of March 31, 2014. There was approximately $31 and $60 in outstanding guarantees (as defined in the underlying agreement) at March 31, 2014 and December 31, 2013, respectively. This credit facility was renewed during the third quarter of 2013 with no significant changes to the underlying terms or conditions in the facility. The expiration date of this credit facility is July 31, 2014. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review of the credit facility in 2014.

The United Kingdom loan agreements contain certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of March 31, 2014. The subsidiary had available borrowing capacity of $2,469 at March 31, 2014.

10. DISCONTINUED OPERATIONS

On June 4, 2012, the Company sold substantially all of the assets and liabilities of its railway securement business, SSD, for $8,579, resulting in a pre-tax gain of approximately $3,508.

On August 30, 2012, the Company sold substantially all of the assets and liabilities of its precise structural products business, Precise, for $2,643, resulting in a pre-tax loss of approximately $315.

The operations of these divisions qualify as a “component of an entity” under FASB ASC 205-20, “Presentation of Financial Statements – Discontinued Operations” and thus, the operations are classified as discontinued for all periods presented. Future expenses of discontinued operations are not expected to be material.

The Company maintained current assets from discontinued operations of $88 and $149 and current liabilities of $26 for both March 31, 2014 and December 31, 2013. Sales from the discontinued businesses were not material to the three months ended March 31, 2014 and 2013.

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2014	2013
Numerator for basic and diluted earnings per common share -
Income available to common stockholders:
Income from continuing operations	$3,649	$4,951
Loss from discontinued operations	—	(24)

Net income	$3,649	$4,927

Denominator:
Weighted average shares	10,197	10,158

Denominator for basic earnings per common share	10,197	10,158
Effect of dilutive securities:
Employee stock options	10	12
Other stock compensation plans	85	77

Dilutive potential common shares	95	89

Denominator for diluted earnings per common share - adjusted weighted average shares and assumed conversions	10,292	10,247

Basic earnings per common share:
Continuing operations	$0.36	$0.49
Discontinued operations	—	(0.00)

Basic earnings per common share	$0.36	$0.49

Diluted earnings per common share:
Continuing operations	$0.35	$0.48
Discontinued operations	—	(0.00)

Diluted earnings per common share	$0.35	$0.48

Dividends paid per common share	$0.03	$0.03

There have been no changes to the February 2013 Board of Directors authorization of the $0.03 per common share regular quarterly dividend.

12. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $575 and $631 for the three-month period ended March 31, 2014 and 2013, respectively, related to restricted stock awards and performance unit awards. As of March 31, 2014, unrecognized compensation expense for awards the Company expects to vest approximated $4,702. The Company will recognize this expense over the upcoming 4 year period through February 2018.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess income tax benefit realized for the tax deduction from stock-based compensation approximated $85 and $189 for the three months ended March 31, 2014 and 2013, respectively. This excess income tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

Stock Option Awards

A summary of the option activity as of March 31, 2014 is presented below.

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
		Exercise	Contractual	(Dollars in
	Shares	Price	Term	thousands)
Outstanding and Exercisable at January 1, 2014	18,750	$10.64	1.3
Granted	—	—	—
Canceled	—	—	—
Exercised	—	—	—

Outstanding and Exercisable at March 31, 2014	18,750	$10.64	1.0	$679

At March 31, 2014, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $7.81 to $14.77, with a weighted average exercise price of $10.64. At March 31, 2013, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $7.81 to $14.77, with a weighted average exercise price of $10.41 per share.

The total intrinsic value of stock options outstanding and exercisable at March 31, 2013 was $762.

The weighted average remaining contractual life of the stock options outstanding at March 31, 2014 and 2013 was 1.0 and 2.0 years, respectively.

There were no stock options exercised during the three-month periods ending March 31, 2014 and 2013.

Restricted Stock Awards and Performance Unit Awards

Under the amended and restated 2006 Omnibus plan, the Company grants eligible employees restricted stock and performance unit awards. The forfeitable Restricted Stock Awards generally time-vest after a four year holding period, unless indicated otherwise by the underlying Restricted Stock Agreement. Performance Unit Awards are offered annually under separate three-year long-term incentive plans. Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan. If the Company’s estimate of the number of performance stock awards expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

The following table summarizes the Restricted Stock Award and Performance Unit Award activity for the period ended March 31, 2014:

			Weighted
			Average
	Restricted	Performance	Grant
	Stock	Stock	Date
	Units	Units	Fair Value
Outstanding at January 1, 2014	129,726	61,651	$34.00
Granted	19,051	34,652	44.07
Vested	(25,968)	(13,588)	33.92
Adjustment for incentive awards expected to vest	—	(9,923)	43.83
Canceled	(960)	(2,880)	44.13

Outstanding at March 31, 2014	121,849	69,912	$36.13

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

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three-month periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31,
	2014	2013
Service cost	$6	$8
Interest cost	193	177
Expected return on plan assets	(242)	(214)
Recognized net actuarial loss	16	53

Net periodic pension (income) cost	$(27)	$24

The Company expects to contribute approximately $448 to its United States defined benefit plans in 2014. No contributions were made during the three months ended March 31, 2014.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three-month periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31,
	2014	2013
Interest cost	$99	$80
Expected return on plan assets	(94)	(68)
Amortization of transition amount	(7)	(11)
Recognized net actuarial loss	50	53

Net periodic pension cost	$48	$54

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of $298 are anticipated to the United Kingdom L.B. Foster Rail Technologies, Inc. pension plan during 2014. For the three months ended March 31, 2014, the Company contributed approximately $75 to the plan.

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

Finally, Rail Technologies maintains a defined contribution plan covering substantially all of the employees at its Burnaby, British Columbia, Canada location (Burnaby Plan). Under the terms of the Burnaby Plan, the employer may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the Burnaby Plan.

The following table summarizes the expense associated with the contributions made to these plans.

	Three Months Ended
	March 31,
	2014	2013
Salaried Plan	$556	$449
Union Plan	17	16
Montreal Plan	25	35
U.K. Plan	38	33
Burnaby Plan	39	45

	$675	$578

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

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at March 31, 2014 and December 31, 2013:

		Fair Value Measurements at
		Reporting Date Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Domestic money market funds	$39,852	$39,852	$—	$—
Non domestic bank term deposits	31,828	31,828	—	—

Cash equivalents at fair value	71,680	71,680	—	—

Total Assets	$71,680	$71,680	$—	$—

		Fair Value Measurements at
		Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Domestic money market funds	$18,276	$18,276	$—	$—
Non domestic bank term deposits	32,947	32,947	—	—

Cash equivalents at fair value	51,223	51,223	—	—

Total Assets	$51,223	$51,223	$—	$—

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

Warranty Liability
Balance at December 31, 2013	$7,483
Additions to warranty liability	207
Warranty liability utilized	(680)

Balance at March 31, 2014	$7,010

Included within the above table are concrete tie warranty reserves of approximately $6,050 and $6,462 as of March 31, 2014 and December 31, 2013, respectively. The reduction in the reserve balance relates to warranty claims satisfied through the replacement of concrete ties during the three month period ended March 31, 2014.

In July 2012, the Union Pacific Railroad (UPRR) notified the Company and its subsidiary, CXT Incorporated (CXT), of a warranty claim under CXT’s 2005 supply contract relating to the sale of pre-stressed concrete railroad ties to the UPRR. The UPRR asserted that a significant percentage of concrete ties manufactured in 2006 through 2011 at CXT’s former Grand Island, NE facility failed to meet contract specifications, had workmanship defects, and were cracking and failing prematurely. Of the 3.0 million ties manufactured between 1999 and 2011 from the Grand Island, NE facility, approximately 1.6 million relate to concrete ties sold to the UPRR during the period of their claim.

During 2012, as a result of testing the Company conducted on concrete ties manufactured at its former Grand Island, NE facility, the Company recorded pre-tax warranty charges of $22,000 in “Cost of Goods Sold” within its Rail Products segment. The accrual was based on the Company’s estimate of the number of defective concrete ties that will ultimately require replacement during the applicable warranty periods at an average cost of fifty dollars per concrete tie.

The Company continues to work with the UPRR to identify, replace, and reconcile defective ties related to the warranty claim asserted under CXT’s 2005 supply contract. The concrete tie warranty reserve is the best estimate of the expected value of defective ties that will be replaced as a result of our observation and analysis of ties in track. While the Company believes this is a reasonable estimate of these potential warranty claims, these estimates could change due to the receipt of new information and future events.

As of March 31, 2014, the Company and the UPRR have not been able to reconcile the disagreement related to the 2013 warranty replacement activity. The disagreement includes approximately 170,000 ties. The Company provided detailed documentation supporting its position including reasons that detail why these ties were not eligible for a warranty claim. In the event the UPRR continues to replace ties and assert warranty claims on an ongoing basis in the same manner as 2013, the Company is likely to have a disagreement relating to the number of ties eligible for warranty claim in future periods as well. In the event the Company is not able to resolve these claims to the Company’s satisfaction, these past and future claims may have a material impact on the Company’s financial condition and results of operations.

Additionally, the UPRR has claimed that the Company is in breach of the 2012 amended supply agreement for various reasons. The Company has denied the UPRR’s claim that it is in material breach of the 2012 amended supply agreement and intends to continue discussions with the UPRR in an effort to resolve these claims, including reconciling previously replaced ties as well as addressing the future warranty tie replacement process. In the event that the Company is found to be in material breach of the 2012 amended supply agreement, the UPRR may seek damages from the Company and/or terminate the agreement.

The Company will continue to assess the adequacy of its product warranty reserve as additional information becomes available. There can be no assurance at this point that future potential costs pertaining to these claims or other potential future claims will not have a material impact on the Company’s financial condition or results of operations.

Environmental and Legal Proceedings

The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings. In the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company.

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

As of March 31, 2014 and December 31, 2013, the Company maintained environmental and litigation reserves approximating $2,173 and $2,190, respectively.

16. INCOME TAXES

The Company’s effective income tax rate from continuing operations for the quarter ended March 31, 2014 was 31.4%, compared to 33.5% for the quarter ended March 31, 2013. The Company’s effective tax rate for the quarter ended March 31, 2014 differed from the federal statutory rate of 35% primarily due to the recognition of $167 in previously unrecognized state tax benefits.

17. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share data)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “may,” “expect,” “should,” “could,” “anticipate,” “plan,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may concern, among other things, the Company’s expectations regarding our strategy, goals, projections and plans regarding our financial position, liquidity and capital resources, the outcome of litigation and product warranty claims, results of operations, decisions regarding our strategic growth initiatives, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: general business conditions, a decrease in freight or passenger rail traffic, a lack of state or federal funding for new infrastructure projects, the timeliness and availability of material from major suppliers, labor disputes, the impact of competition, variances in current accounting estimates and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements, domestic and international income taxes, foreign currency fluctuations, inflation, the ultimate number of concrete ties that will have to be replaced pursuant to product warranty claims, an overall resolution of the related contract claims, and domestic and foreign governmental regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” section of our Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

The forward looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward looking statement, whether as a result of new information, future developments, or otherwise.

General Overview

L.B. Foster Company (Company) is a leading manufacturer, fabricator, and distributor of products and services for rail, construction, energy, and utility markets. The Company is comprised of three business segments: Rail Products, Construction Products, and Tubular Products.

The following discussion and analysis of financial condition and results of operations relates only to our continuing operations. More information regarding the results of discontinued operations can be found in Note 10 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Year-to-date Results of Continuing Operations

			Percent of Total Net Sales
	Three Months Ended		Three Months Ended		Percent
	March 31,		March 31,		Increase/(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
Net Sales:
Rail Products	$73,496	$81,399	65.9%	62.9%	(9.7)%
Construction Products	27,383	36,811	24.6	28.5	(25.6)
Tubular Products	10,535	11,111	9.5	8.6	(5.2)

Total net sales	$111,414	$129,321	100.0%	100.0%	(13.8)%

			Gross Profit Percentage
	Three Months Ended		Three Months Ended		Percent
	March 31,		March 31,		Increase/(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
Gross Profit:
Rail Products	$16,430	$17,033	22.4%	20.9%	(3.5)%
Construction Products	5,712	4,972	20.9	13.5	14.9
Tubular Products	2,130	3,215	20.2	28.9	(33.7)
LIFO expense	(4)	(240)	—	(0.2)	**
Other	(141)	(132)	(0.1)	(0.1)	6.8

Total gross profit	$24,127	$24,848	21.7%	19.2%	(2.9)%

			Percent of Total Net Sales
	Three Months Ended		Three Months Ended		Percent
	March 31,		March 31,		Increase/(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
Expenses:
Selling and administrative expenses	$18,025	$17,130	16.2%	13.2%	5.2%
Amortization expense	1,141	701	1.0	0.5	62.8
Interest expense	123	133	0.1	0.1	(7.5)
Interest income	(144)	(206)	(0.1)	(0.2)	(30.1)
Equity in income of nonconsolidated investment	(204)	(176)	(0.2)	(0.1)	15.9
Other income	(135)	(178)	(0.1)	(0.1)	(24.2)

Total expenses	$18,806	$17,404	16.9%	13.5%	8.1%

Income from continuing operations before income taxes	$5,321	$7,444	4.8%	5.8%	(28.5)%
Income tax expense	1,672	2,493	1.5	1.9	(32.9)

Income from continuing operations	$3,649	$4,951	3.3%	3.8%	(26.3)%

**	Results of calculation are not considered meaningful for presentation purposes.

First Quarter 2014 Compared to First Quarter 2013 – Company Analysis

Net sales of $111,414 for the period ended March 31, 2014 decreased by $17,907, or 13.8%, compared to the prior year quarter. The change was attributable to reductions of 9.7%, 25.6%, and 5.2% in Rail Products, Construction Products, and Tubular Products segment sales, respectively. Weather related project delays and supply chain issues within the Construction segment were the primary factors leading to the reduction in sales. Income from continuing operations for the first quarter of 2014 was $3,649, or $0.35 per diluted share, compared to income from continuing operations of $4,951, or $0.48 per diluted share, in the prior year quarter.

Gross profit margin for the quarter ended March 31, 2014 was 21.7% or 245 basis points higher than the prior year. The increase was due to a significant improvement in the Construction Products segment gross profit and to a lesser extent, improved Rail Products segment margins.

Selling and administrative expenses increased by $895 or 5.2% from the prior year, due principally to personnel related costs associated with salaried headcount.

The Company’s effective income tax rate from continuing operations in the 2014 first quarter was 31.4%, compared to 33.5% in the prior year quarter. The Company’s effective income tax rate for the quarters ended March 31, 2014 and 2013 differed from the federal statutory rate of 35% primarily due to the recognition of previously unrecognized state tax benefits.

Results of Continuing Operations – Segment Analysis

Rail Products

	Three Months Ended		(Decrease)	Percent
	March 31,		/Increase	(Decrease)/Increase
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Sales	$73,496	$81,399	$(7,903)	(9.7)%

Gross Profit	$16,430	$17,033	$(603)	(3.5)%

Gross Profit Percentage	22.4%	20.9%	1.5%	7.2%

First Quarter 2014 Compared to First Quarter 2013

Rail Products segment sales decreased $7,903 or 9.7% compared to the prior year period. The sales decline within the Rail Products segment was primarily attributable to a combined 20.6% reduction in sales of the Rail Distribution, Concrete Tie, and Transit business. Partially offsetting this decline was a 12.8% sales increase from the Rail Technologies business.

Although net sales declined by 9.7%, the Rail Products segment increased its gross profit margin by 143 basis points. The increase was principally due to greater demand of higher margin manufactured products rather than distribution products during the current quarter.

Construction Products

	Three Months Ended		(Decrease)	Percent
	March 31,		/Increase	(Decrease)/Increase
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Sales	$27,383	$36,811	$(9,428)	(25.6)%

Gross Profit	$5,712	$4,972	$740	14.9%

Gross Profit Percentage	20.9%	13.5%	7.4%	54.8%

First Quarter 2014 Compared to First Quarter 2013

Construction Products segment sales decreased $9,428, or 25.6% compared to the prior year period. Weather related customer delays and supply chain issues contributed to the reduction in sales. Piling Products sales declined by 41.9% which was partially offset by a 111.1% increase in Fabricated Bridge product sales.

During the quarter, the Construction Products segment generated an increase in new orders of 51.5% compared to the prior year period. The increased orders led to a 37.9% increase in backlog compared to March 31, 2013.

Although net sales declined by $9,428, the gross profit percentage increased by 735 basis points due to gross margin improvements in all the Construction Products’ businesses as well as favorable product mix.

Tubular Products

	Three Months Ended			Percent
	March 31,		Decrease	Decrease
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Sales	$10,535	$11,111	$(576)	(5.2)%

Gross Profit	$2,130	$3,215	$(1,085)	(33.7)%

Gross Profit Percentage	20.2%	28.9%	(8.7)%	(30.1)%

First Quarter 2014 Compared to First Quarter 2013

Tubular Products segment sales decreased $576, or 5.2% compared to the prior year period. This decrease was due to reduced sales in both the Coated and Threaded Products businesses. The reduction in sales was partially offset by sales of our Ball Winch acquisition which closed during the fourth quarter of 2013. Tubular Products gross margins were unfavorably impacted by volume related de-leveraging, as well as reduced pricing.

While sales and profitability were down during the current quarter, the Tubular Products segment generated an increase in new orders of 87.8% compared to the prior year period. The increase in orders led to a 61.1% increase in backlog compared to March 31, 2013.

Other

Segment Backlog

Total Company backlog from continuing operations at March 31, 2014 was approximately $253,289 and is summarized by business segment in the following table for the periods indicated:

	Backlog
	March 31,	December 31,	March 31,
	2014	2013	2013
Rail Products	$149,221	$121,853	$174,376
Construction Products	87,792	53,483	63,645
Tubular Products	16,276	7,775	10,100

Total Backlog from Continuing Operations	$253,289	$183,111	$248,121

Warranty

As of March 31, 2014, the Company maintained a total product warranty reserve of approximately $7,010 for its estimate of all potential product warranty claims. Of this total, $6,050 reflects the current estimate of the Company’s exposure for potential product warranty claims related to concrete tie production. While the Company believes this is a reasonable estimate of its potential contingencies related to identified concrete tie warranty matters, the Company may incur future charges associated with new customer claims or further development of information for existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on the Company’s results of operations and financial condition.

The Company and the Union Pacific Railroad (UPRR) have been unable to reconcile the disagreement related to the 2013 warranty replacement activity. In the event the UPRR continues to replace ties and assert warranty claims in the same manner as 2013, the Company is likely to have a disagreement relating to the number of ties eligible for warranty claim.

The Company has denied the UPRR’s claim that it is in material breach of the 2012 amended supply agreement and intends to continue discussions with the UPRR in an effort to reconcile previously replaced ties as well as address the future warranty tie replacement process.

It is the Company’s intention to continue to work with the UPRR to reconcile previously replaced concrete ties, however, the Company acknowledges that the 2012 amended supply agreement could be terminated prior to the agreement’s expiration date. See Note 15 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Total debt related to capital lease obligations was $433 and $56 as of March 31, 2014 and December 31, 2013, respectively.

Our need for liquidity relates primarily to seasonal working capital requirements for continuing operations, capital expenditures, joint venture capital obligations, strategic investments or acquisitions, debt service obligations, share repurchases, and dividends.

The following table summarizes the year-to-date impact of these items:

	March 31,
	2014	2013
Liquidity needs:
Working capital and other assets and liabilities	$25,381	$(24,969)
Capital expenditures	(3,499)	(1,031)
Other long-term debt repayments	(19)	(18)
Treasury stock acquisitions	(747)	(547)
Dividends paid to common shareholders	(309)	(310)
Acquisition of business	(495)	—
Cash interest paid	(87)	(86)

Net liquidity requirements	20,225	(26,961)

Liquidity sources:
Internally generated cash flows before interest paid	6,741	7,439
Dividends from LB Pipe & Coupling Products, LLC	90	378
Proceeds from asset sales	184	8
Equity transactions	85	189
Other long-term debt proceeds	316	—
Foreign exchange effects	(1,194)	(1,206)

Net liquidity sources	6,222	6,808

Discontinued operations	61	124

Net Change in Cash	$26,508	$(20,029)

Cash Flow from Continuing Operating Activities

During the current 2014 period, cash flows from continuing operations provided $32,125, an increase of $49,363, compared to the 2013 period. For the three months ended March 31, 2014, income, adjustments to income from continuing operating activities, and dividends from the joint venture provided $6,744 compared to $7,731 in the 2013 period. Working capital and other assets and liabilities provided $25,381 in the current period compared to use of $24,969 in the prior year period. The December 31, 2013 accounts receivable balance included certain large project receivables from customers with longer payment terms. Cash collections on these receivables led to the significant increase in cash flows from continuing operations for the period ended March 31, 2014.

The Company’s calculation for days sales outstanding at March 31, 2014 was 55 days compared to 52 days at December 31, 2013 and we believe our receivable portfolio is strong. The increase is attributable to the reduction in sales during the current quarter as well a larger average receivable balance compared to the March 31, 2014 ending balance.

Cash Flow from Continuing Investing Activities

Capital expenditures were $3,499 for the first three months of 2014 compared to $1,031 for the same 2013 period. Current period expenditures related to improvements to our Birmingham, AL coated products facility, equipment costs to expand into adjacent markets within our bridge products and Ball Winch coated products businesses, and general plant and yard improvements. During the prior year, capital expenditures related to improvements to our machinery and equipment across each segment with no individually significant additions. During the quarter we also made a post closing working capital payment of $495 related to our acquisition of Ball Winch. We anticipate total capital spending in 2014 will range between $18,000 and $22,000 and will be funded by cash flow from continuing operations.

Cash Flow from Financing Activities

During the periods ended March 31, 2014 and 2013, we did not purchase any common shares of the Company under our existing share repurchase authorization. However, we withheld 17,045 and 12,057 shares for approximately $747 and $547 for the periods ended March 31, 2014 and 2013, respectively. These amounts were withheld from employees to pay their withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards. Cash outflows related to dividends were approximately $309 and $310 for the periods ended March 31, 2014 and 2013, respectively. Funding for equipment debt of $316 was also included in proceeds from financing activities for the period ended March 31, 2014.

Cash Flow from Discontinued Operations

For the three-month periods ended March 31, 2014 and 2013, cash flows from discontinued operations provided $61 and $124 from operating activities, respectively.

Financial Condition

As of March 31, 2014, we had $91,131 in cash and cash equivalents and credit facilities with $126,655 of availability while carrying only $433 in total debt. As of March 31, 2014, we were in compliance with all of the Credit Agreements’ covenants. We believe this liquidity will provide the flexibility to take advantage of both organic and external investment opportunities.

Included within cash and cash equivalents are money market funds with various underlying securities. Our priority continues to be short-term maturities and the preservation of our principal balances. Approximately $48,690 of our cash and cash equivalents was held in non-domestic bank accounts, and is not available to fund domestic operations unless repatriated. It is management’s intent to indefinitely reinvest such funds outside of the United States, as the Company would need to accrue and pay additional income and withholding taxes if these funds were repatriated.

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

As of March 31, 2014, the Company was in compliance with the Credit Agreement’s covenants.

Critical Accounting Policies

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2013. A summary of the Company’s critical accounting policies and estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations, and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2013 is included in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources. There were no material changes to these arrangements during the three-month period ended March 31, 2014.

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

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the three-month period ended March 31, 2014.

Item 4. Controls and Procedures

a)	L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a—15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

b)	There have been no changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

(Dollars in thousands, except share data)

Item 1. Legal Proceedings

See Note 15, “Commitments and Contingent Liabilities,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014, which could materially affect our business, financial condition, financial results, or future performance. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition and/or results of operations.

We may be impacted by new regulations related to conflict minerals.

The SEC, as directed in The Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted new rules establishing disclosure and reporting requirements regarding the use of certain minerals referred to as “conflict minerals” in products. These new rules require us to determine, disclose, and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or adjoining countries. The requirements could affect the sourcing, availability, and cost of minerals used in the manufacture of certain of the products we sell, including some that we contract to manufacture. In addition, our customers may require that our products be free of conflict minerals and our revenues may be harmed if we are unable to procure conflict-free minerals at a reasonable price. We may face reputation challenges with our customers and other stakeholders if we are unable to verify sufficiently the origins of all minerals used in our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s purchases of equity securities for the three-month period ended March 31, 2014 were as follows:

				Approximate
			Total Number	Dollar
			of Shares	Value of Shares
		Average	Purchased as	that May Yet Be
	Total Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or Programs
	Purchased (1)	Share	or Programs	(in thousands)
January 1, 2014—January 31, 2014	—	$—	—	$15,000
February 1, 2014—February 28, 2014	—	—	—	15,000
March 1, 2014—March 31, 2014	—	—	—	15,000

Total	—	$—	—	$15,000

(1)	On December 4, 2013, the Board of Directors authorized the repurchase of up to $15,000 of the Company’s common shares until December 31, 2016. This authorization became effective January 1, 2014.

While we did not purchase any common shares of the Company during the three month period ended March 31, 2014 under our existing share repurchase authorization, we did withhold 17,045 shares for approximately $747 from employees to pay their withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards.

Item 4. Mine Safety Disclosures

This item is not applicable to the Company.

Item 6. Exhibits

All exhibits are incorporated herein by reference:

*10.1	2014 Executive Annual Incentive Compensation Plan.

*10.2	Form of 2014 Restricted Stock Agreement.

*10.3	2013 Executive Annual Incentive Compensation Plan.

*10.4	2012 Executive Annual Incentive Compensation Plan.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.
**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.
***	In accordance with SEC Release 33-8238, the certifications contained in Exhibits 32 are being furnished and not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date: May 5, 2014	By:	/s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer of Registrant)

Index to Exhibits

All exhibits are incorporated herein by reference:

Exhibit Number	Description

*10.1	2014 Executive Annual Incentive Compensation Plan.

*10.2	Form of 2014 Restricted Stock Agreement.

*10.3	2013 Executive Annual Incentive Compensation Plan.

*10.4	2012 Executive Annual Incentive Compensation Plan.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.
**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.
***	In accordance with SEC Release 33-8238, the certifications contained in Exhibits 32 are being furnished and not filed.