Form 10-Q
period 2014-06-30
FOSTER L B CO
filed 2014-08-04
CIK 352825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2014
Common Stock, Par Value $.01	10,351,381 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,555	$64,623
Accounts receivable - net	94,496	98,437
Inventories - net	84,617	76,956
Current deferred tax assets	461	461
Prepaid income tax	674	4,741
Other current assets	4,486	2,000
Current assets of discontinued operations	19	149

Total current assets	272,308	247,367
Property, plant, and equipment - net	53,979	50,109
Other assets:
Goodwill	57,781	57,781
Other intangibles - net	49,556	51,846
Investments	4,896	5,090
Other assets	1,432	1,461

Total Assets	$439,952	$413,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,413	$46,620
Deferred revenue	8,345	5,715
Accrued payroll and employee benefits	7,081	8,927
Accrued warranty	9,594	7,483
Current maturities of long-term debt	109	31
Current deferred tax liabilities	179	179
Other accrued liabilities	6,005	6,501
Liabilities of discontinued operations	—	26

Total current liabilities	90,726	75,482
Long-term debt	289	25
Deferred tax liabilities	11,404	11,798
Other long-term liabilities	9,815	9,952
Stockholders’ equity:
Common stock, par value $.01, authorized 20,000,000 shares; shares issued at June 30, 2014 and December 31, 2013, 11,115,779; shares outstanding at June 30, 2014 and December 31, 2013, 10,238,906 and 10,188,521	111	111
Paid-in capital	47,045	47,239
Retained earnings	308,252	298,361
Treasury stock - at cost, common stock, shares at June 30, 2014 and December 31, 2013, 876,873 and 927,258	(23,242)	(24,731)
Accumulated other comprehensive loss	(4,448)	(4,583)

Total stockholders’ equity	327,718	316,397

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$439,952	$413,654

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net sales	$166,832	$149,936	$278,246	$279,257
Cost of goods sold	136,132	120,761	223,419	225,234

Gross profit	30,700	29,175	54,827	54,023
Selling and administrative expenses	19,599	17,951	37,624	35,081
Amortization expense	1,172	700	2,313	1,401
Interest expense	126	125	249	258
Interest income	(147)	(139)	(291)	(345)
Equity in income of nonconsolidated investment	(142)	(420)	(346)	(596)
Other income	(115)	(137)	(250)	(315)

	20,493	18,080	39,299	35,484

Income from continuing operations before income taxes	10,207	11,095	15,528	18,539
Income tax expense	3,359	3,838	5,031	6,331

Income from continuing operations	6,848	7,257	10,497	12,208

Discontinued operations:
Income from discontinued operations before income taxes	23	62	23	23
Income tax expense	9	24	9	9

Income from discontinued operations	14	38	14	14

Net income	$6,862	$7,295	$10,511	$12,222

Basic earnings per common share:
From continuing operations	$0.67	$0.71	$1.03	$1.20
From discontinued operations	0.00	0.00	0.00	0.00

Basic earnings per common share	$0.67	$0.72	$1.03	$1.20

Diluted earnings per common share:
From continuing operations	$0.66	$0.71	$1.02	$1.19
From discontinued operations	0.00	0.00	0.00	0.00

Diluted earnings per common share	$0.67	$0.71	$1.02	$1.19

Dividends paid per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$6,862	$7,295	$10,511	$12,222

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,795	(1,447)	45	(3,270)
Reclassification of pension liability adjustments to earnings, net of tax expense of $26, $36 and $47, $72 *	49	70	90	139

Other comprehensive income (loss), net of tax	1,844	(1,377)	135	(3,131)

Comprehensive income	$8,706	$5,918	$10,646	$9,091

*	Reclassifications out of accumulated other comprehensive income for pension obligations are charged to selling and administrative expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$10,497	$12,208
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred income taxes	(419)	(444)
Depreciation and amortization	5,988	4,741
Equity in income of nonconsolidated investment	(346)	(596)
Loss on sales and disposals of property, plant, and equipment	12	49
Share-based compensation	1,799	1,091
Excess income tax benefit from share-based compensation	(283)	(133)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,184	(19,700)
Inventories	(7,595)	7,994
Other current assets	(1,799)	(840)
Prepaid income tax	3,035	(2,711)
Other noncurrent assets	107	148
Dividends from LB Pipe & Coupling Products, LLC	540	468
Accounts payable	13,091	2,214
Deferred revenue	2,560	2,483
Accrued payroll and employee benefits	(1,857)	(2,766)
Other current liabilities	2,005	(4,274)
Other liabilities	60	(454)

Net cash provided (used) by continuing operating activities	31,579	(522)

Net cash provided by discontinued operations	109	229

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	184	—
Capital expenditures on property, plant, and equipment	(7,682)	(3,126)
Acquisition of business	(495)	—

Net cash used by continuing investing activities	(7,993)	(3,126)

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of other long-term debt	(54)	(24)
Proceeds from other long-term debt	316	—
Proceeds from exercise of stock options and stock awards	131	—
Treasury stock acquisitions	(918)	(610)
Cash dividends on common stock paid to shareholders	(620)	(620)
Excess income tax benefit from share-based compensation	283	133

Net cash used by continuing financing activities	(862)	(1,121)

Effect of exchange rate changes on cash and cash equivalents	99	(2,246)

Net increase (decrease) in cash and cash equivalents	22,932	(6,786)
Cash and cash equivalents at beginning of period	64,623	101,464

Cash and cash equivalents at end of period	$87,555	$94,678

Supplemental disclosure of cash flow information:
Interest paid	$177	$175

Income taxes paid	$2,954	$8,558

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

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact of ASU 2014-09 on our financial position and results of operations.

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

The following tables illustrate revenues and profits from continuing operations of the Company by segment for the periods indicated:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products	$107,484	$6,836	$180,980	$12,152
Construction Products	41,810	3,371	69,193	4,587
Tubular Products	17,538	2,726	28,073	3,312

Total	$166,832	$12,933	$278,246	$20,051

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products	$90,892	$5,835	$172,291	$12,036
Construction Products	43,697	2,056	80,508	2,518
Tubular Products	15,347	4,547	26,458	7,154

Total	$149,936	$12,438	$279,257	$21,708

Segment profits from continuing operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of generally 1% per month. There has been no change in the measurement of segment profit from continuing operations from December 31, 2013. The internal cost of capital charges are eliminated during the consolidation process.

The following table provides a reconciliation of reportable segment net profit from continuing operations to the Company’s consolidated total:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income for reportable segments	$12,933	$12,438	$20,051	$21,708
Interest expense	(126)	(125)	(249)	(258)
Interest income	147	139	291	345
Other income	115	137	250	315
LIFO income (expense)	202	(14)	198	(254)
Equity in income of nonconsolidated investment	142	420	346	596
Corporate expense, cost of capital elimination, and other unallocated charges	(3,206)	(1,900)	(5,359)	(3,913)

Income from continuing operations before income taxes	$10,207	$11,095	$15,528	$18,539

3. ACQUISITIONS

During the prior year, the Company acquired substantially all of the assets and liabilities of Ball Winch, LLC (Ball Winch). Cash payments totaling $37,500 were made during 2013 and a post-closing working capital adjustment of $495 was paid in February 2014 resulting in a total purchase price of $37,995. Included within the purchase price was $3,300 which is held in escrow to satisfy any indemnity claims under the purchase agreement. The results of operations for Ball Winch are included in the Company’s Tubular segment for the six months ended June 30, 2014.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Allocation of Purchase Price	November 7, 2013 Ball Winch Fair Value
Current assets	$1,857
Other assets	64
Property, plant, and equipment	5,555
Goodwill	16,544
Other intangibles	14,682
Current liabilities	(707)

Total	$37,995

The following table summarizes the estimates of the fair values and amortizable lives of the identifiable intangible assets acquired:

Intangible Asset	November 7, 2013 Ball Winch Fair Value	Weighted Average Amortizable Life (years)
Trade name	$723	0.5
Technology	11,129	7.5
Non-competition agreements	2,830	1.0

Total identified intangible assets	$14,682

The Company continues to evaluate certain current liabilities assumed in the Ball Winch acquisition. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected their measurement, the Company will retrospectively adjust the amounts recognized as of the acquisition date.

The Company has concluded that intangible assets and goodwill values resulting from this transaction will be deductible for tax purposes.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill at June 30, 2014 and December 31, 2013 was $57,781, of which $38,026 is attributable to the Company’s Rail Products segment, $3,211 to the Construction Products segment, and $16,544 to the Tubular Products segment.

The Company performs goodwill impairment tests at least annually. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test on an interim measurement date. No goodwill impairment test was required in connection with these evaluations for the six months ended June 30, 2014. The Company performs its annual evaluation of the carrying value of its goodwill during the fourth quarter.

As of June 30, 2014 and December 31, 2013, gross identified intangible assets of $44,455 are attributable to the Company’s Rail Products segment, $1,830 are attributable to the Construction Products segment, and $14,682 are attributable to the Tubular Products segment.

The components of the Company’s intangible assets are as follows:

	June 30, 2014
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$2,860	$(403)	$2,457
Patents	10	639	(228)	411
Customer relationships	23	19,960	(4,118)	15,842
Supplier relationships	5	350	(248)	102
Trademarks and trade names	16	7,003	(1,587)	5,416
Technology	15	30,155	(4,827)	25,328

		$60,967	$(11,411)	$49,556

	December 31, 2013
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$2,860	$(117)	$2,743
Patents	10	639	(201)	438
Customer relationships	23	19,960	(3,575)	16,385
Supplier relationships	5	350	(213)	137
Trademarks and trade names	16	7,003	(1,334)	5,669
Technology	15	30,155	(3,681)	26,474

		$60,967	$(9,121)	$51,846

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 17 years. Amortization expense from continuing operations for the three-month periods ended June 30, 2014 and 2013 was $1,172 and $700, respectively. Amortization expense from continuing operations for the six-month periods ended June 30, 2014 and 2013 was $2,313 and $1,401, respectively.

Estimated amortization expense from continuing operations for the remainder of 2014 and the years 2015 and thereafter is as follows:

Amortization Expense
2014	$2,306
2015	4,337
2016	4,177
2017	4,178
2018	4,073
2019 and thereafter	30,485

$49,556

5. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and while collateral is not required, the Company often receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Trade accounts receivable from continuing operations at June 30, 2014 and December 31, 2013 have been reduced by an allowance for doubtful accounts of $1,137 and $1,099, respectively.

6. INVENTORIES

Inventories of continuing operations of the Company at June 30, 2014 and December 31, 2013 are summarized in the following table:

	June 30, 2014	December 31, 2013
Finished goods	$63,124	$55,166
Work-in-process	11,247	11,332
Raw materials	19,075	19,485

Total inventories at current costs	93,446	85,983
Less: LIFO reserve	(8,829)	(9,027)

	$84,617	$76,956

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

As of June 30, 2014 and December 31, 2013, the Company had a nonconsolidated equity method investment of $4,896 and $5,090, respectively.

The Company recorded equity in the income of the JV of approximately $142 and $420 for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded equity in the income of the JV of approximately $346 and $596, respectively. During the three months ended June 30, 2014 and 2013 the Company received cash distributions of $450 and $90, respectively. Cash distributions of $540 and $468 were received for the six months ended June 30, 2014 and 2013. There were no changes to the Company’s 45% ownership interest as a result of the proportional distribution.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the JV for its operations. The carrying amounts with the maximum exposure to loss of the Company at June 30, 2014 and December 31, 2013, respectively, are as follows:

	June 30, 2014	December 31, 2013
Equity method investment	$4,896	$5,090
Net investment in direct financing lease	1,170	1,224

	$6,066	$6,314

The Company is leasing five acres of land and two facilities to the JV through June 30, 2019, with a 5.5 year renewal period. In November 2012, the Company executed the first amendment to its lease with the JV. The amendment included the addition of a second facility built by the Company that is now leased to the JV. As a result of the amendment, monthly rent over the term of the lease increased by approximately $7. The current monthly lease payments approximate $17, with a balloon payment of approximately $488, which is required to be paid either at the termination of the lease, allocated over the renewal period, or during the initial term of the lease. This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” The Company maintained a net investment in this direct financing lease of approximately $1,170 and $1,224 at June 30, 2014 and December 31, 2013, respectively.

The following is a schedule of the direct financing minimum lease payments for the remainder of 2014 and the years 2015 and thereafter:

Minimum Lease Payments
2014	$60
2015	122
2016	131
2017	140
2018	150
2019 and thereafter	567

$1,170

8. DEFERRED REVENUE

Deferred revenue of $8,345 and $5,715 as of June 30, 2014 and December 31, 2013, respectively, consists of customer payments received for which the revenue recognition criteria have not yet been met as well as billings in excess of costs on percentage of completion projects. Advanced payments from customers typically relate to contracts that the Company has significantly fulfilled its obligations and the customers have paid, but due to the Company’s continuing involvement with the material, revenue is precluded from being recognized until title passes to the customer.

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

As of June 30, 2014, the Company was in compliance with the Credit Agreement’s covenants.

The Company had no outstanding borrowings under the revolving credit facility at June 30, 2014 or December 31, 2013 and had available borrowing capacity of $121,959 at June 30, 2014.

Letters of Credit

At June 30, 2014, the Company had outstanding letters of credit of approximately $3,041.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500 pounds sterling (approximately $2,566 at June 30, 2014). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of June 30, 2014. There was approximately $31 and $60 in outstanding guarantees (as defined in the underlying agreement) at June 30, 2014 and December 31, 2013, respectively. This credit facility was renewed during the third quarter of 2013 with no significant changes to the underlying terms or conditions in the facility. During July 2014, the Company extended this facility from its original expiration of July 2014 to September 2014.

The United Kingdom loan agreements contain certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of June 30, 2014. The subsidiary had available borrowing capacity of $2,535 at June 30, 2014.

10. DISCONTINUED OPERATIONS

The Company maintained current assets from discontinued operations of $19 and $149 as of June 30, 2014 and December 31, 2013, respectively. The Company also maintained current liabilities of $26 as of December 31, 2013. Sales from the discontinued businesses were not material to the three and six months ended June 30, 2014 and 2013.

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per common share -
Income available to common stockholders:
Income from continuing operations	$6,848	$7,257	$10,497	$12,208
Income from discontinued operations	14	38	14	14

Net income	$6,862	$7,295	$10,511	$12,222

Denominator:
Weighted average shares	10,223	10,173	10,210	10,165

Denominator for basic earnings per common share	10,223	10,173	10,210	10,165
Effect of dilutive securities:
Employee stock options	6	12	7	12
Other stock compensation plans	80	68	92	61

Dilutive potential common shares	86	80	99	73

Denominator for diluted earnings per common share -adjusted weighted average shares and assumed conversions	10,309	10,253	10,309	10,238

Basic earnings per common share:
Continuing operations	$0.67	$0.71	$1.03	$1.20
Discontinued operations	0.00	0.00	0.00	0.00

Basic earnings per common share	$0.67	$0.72	$1.03	$1.20

Diluted earnings per common share:
Continuing operations	$0.66	$0.71	$1.02	$1.19
Discontinued operations	0.00	0.00	0.00	0.00

Diluted earnings per common share	$0.67	$0.71	$1.02	$1.19

Dividends paid per common share	$0.03	$0.03	$0.06	$0.06

There have been no changes to the February 2013 Board of Directors authorization of the $0.03 per common share regular quarterly dividend.

12. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $1,224 and $460 for the three-month periods ended June 30, 2014 and 2013, respectively, related to restricted stock awards and performance unit awards. Stock compensation expense of $1,799 and $1,091 was recorded for the six-month periods ended June 30, 2014 and 2013, respectively. As of June 30, 2014, unrecognized compensation expense for awards the Company expects to vest approximated $3,995. The Company will recognize this expense over the upcoming 3.7 year period through February 2018.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess income tax benefit realized for the tax deduction from stock-based compensation approximated $283 and $133 for the six months ended June 30, 2014 and 2013, respectively. This excess income tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

Stock Option Awards

A summary of the option activity as of June 30, 2014 is presented below.

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
		Exercise	Contractual	(Dollars in
	Shares	Price	Term	thousands)
Outstanding and Exercisable at January 1, 2014	18,750	$10.64	1.3
Granted	—	—	—
Canceled	—	—	—
Exercised	(11,250)	11.67	—

Outstanding and Exercisable at June 30, 2014	7,500	$9.08	0.8	$338

At June 30, 2014, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $8.97 to $9.29, with a weighted average exercise price of $9.08. At June 30, 2013, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $7.81 to $14.77, with a weighted average exercise price of $10.41 per share.

The total intrinsic value of stock options outstanding and exercisable at June 30, 2013 was $737.

The weighted average remaining contractual life of the stock options outstanding at June 30, 2014 and 2013 was 0.8 and 1.7 years, respectively.

There were 11,250 stock options with a weighted average exercise price per share of $11.67 exercised during the three and six-month periods ended June 30, 2014. No stock options were exercised during the three and six-month periods ending June 30, 2013.

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

The following table summarizes the Restricted Stock Award and Performance Unit Award activity for the period ended June 30, 2014:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	129,726	61,651	$34.00
Granted	19,051	34,652	44.07
Vested	(36,302)	(13,588)	33.96
Adjustment for incentive awards expected to vest	—	(9,608)	43.72
Canceled	—	(2,880)	44.13

Outstanding at June 30, 2014	112,475	70,227	$36.30

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

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three and six-month periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$6	$9	$12	$17
Interest cost	192	176	385	353
Expected return on plan assets	(242)	(214)	(484)	(428)
Recognized net actuarial loss	17	53	33	106

Net periodic pension (income) cost	$(27)	$24	$(54)	$48

The Company expects to contribute approximately $448 to its United States defined benefit plans in 2014. Contributions of $149 were made during the six months ended June 30, 2014.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and six-month periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest cost	$101	$80	$200	$160
Expected return on plan assets	(95)	(68)	(189)	(136)
Amortization of transition amount	(7)	(11)	(14)	(22)
Recognized net actuarial loss	50	53	100	106

Net periodic pension cost	$49	$54	$97	$108

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of $298 are anticipated to the United Kingdom L.B. Foster Rail Technologies, Inc. pension plan during 2014. For the six months ended June 30, 2014, the Company contributed approximately $154 to the plan.

Defined Contribution Plans

The Company sponsors five defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Salaried Plan	$523	$495	$1,079	$944
Union Plan	22	19	39	35
Montreal Plan	20	25	45	60
United Kingdom Plan	30	35	68	68
Burnaby Plan	36	34	75	77

	$631	$608	$1,306	$1,184

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

The Company has an established process for determining fair value for its financial assets and liabilities, principally cash and cash equivalents and at times foreign currency exchange contracts. Fair value is based on quoted market prices, where available. If quoted market prices are not available, fair value is based on assumptions that use as inputs market-based parameters. The following sections describe the valuation methodologies used by the Company to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate the description includes details of the key inputs to the valuations and any significant assumptions.

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

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at June 30, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Domestic money market funds	$35,510	$35,510	$—	$—
Non domestic bank term deposits	30,207	30,207	—	—

Cash equivalents at fair value	65,717	65,717	—	—
Total Assets	$65,717	$65,717	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Domestic money market funds	$18,276	$18,276	$—	$—
Non domestic bank term deposits	32,947	32,947	—	—

Cash equivalents at fair value	51,223	51,223	—	—
Total Assets	$51,223	$51,223	$—	$—

15. COMMITMENTS AND CONTINGENT LIABILITIES

Product Liability Claims

The Company is subject to product warranty claims that arise in the ordinary course of its business. For certain manufactured products, the Company maintains a product warranty accrual which is adjusted on a monthly basis as a percentage of cost of sales. The product warranty accrual is continually reviewed and periodically adjusted based on the identification or resolution of known individual product warranty claims. The following table sets forth the Company’s continuing operations product warranty accrual:

Warranty Liability
Balance at December 31, 2013	$7,483
Additions to warranty liability	5,286
Warranty liability utilized	(3,175)

Balance at June 30, 2014	$9,594

Included within the above table are concrete tie warranty reserves of approximately $8,537 and $6,462 as of June 30, 2014 and December 31, 2013, respectively. Increases to the warranty reserve relate to the Company’s standard warranty accrual which is based upon historical claims experience, an incremental $608 reserve related to a transit project warranty issue, and a $4,000 charge related to the Union Pacific Railroad (UPRR) warranty claim as more fully described below. The incremental adjustment to the transit project addresses a previously established reserve that is nearing completion. Reductions to the reserve balance primarily relate to warranty claims satisfied through the replacement of concrete ties during the six-month period ended June 30, 2014.

UPRR Warranty Claim

In July 2012, the UPRR notified the Company and its subsidiary, CXT Incorporated (CXT), of a warranty claim under CXT’s 2005 supply contract relating to the sale of pre-stressed concrete railroad ties to the UPRR. The UPRR asserted that a significant percentage of concrete ties manufactured in 2006 through 2011 at CXT’s former Grand Island, NE facility failed to meet contract specifications, had workmanship defects, and were cracking and failing prematurely. Of the 3.0 million ties manufactured between 1999 and 2011 from the Grand Island, NE facility, approximately 1.6 million relate to concrete ties sold to the UPRR during the period of their claim.

During 2012, as a result of testing and analysis conducted, including with UPRR, on concrete ties manufactured at its former Grand Island, NE facility, the Company reached an agreement with UPRR to amend the 2005 supply contract (2012 amended supply agreement) and, among other matters, reverted to a previously used warranty policy of a 15 year warranty with a 1:1 replacement ratio for all ties sold to UPRR (during most of the period of UPRR’s original claim the warranty policy was a 5 year warranty with a 1.5:1 replacement ratio for any defective ties) and established a process to identify, prioritize, and replace ties that meet the criteria for replacement.

The Company provided warranty replacement ties to UPRR during 2013 for ties which UPRR removed and asserted qualified for warranty replacement. However, the Company believed a significant number of ties replaced by UPRR did not meet the warranty replacement criteria and so informed UPRR. UPRR has claimed that the Company is in breach of the 2012 amended supply agreement for various reasons. The Company has denied UPRR’s claim that it is in material breach of the 2012 amended supply agreement.

As of June 30, 2014, the Company and the UPRR have not been able to reconcile the disagreement related to the 2013 warranty replacement activity. The disagreement includes approximately 170,000 ties. In the event the UPRR continues to replace ties and assert warranty claims on an ongoing basis in the same manner as 2013, the Company is likely to have a disagreement relating to the number of ties eligible for warranty claim in future periods as well. The Company and the UPRR have not performed a reconciliation of the 2014 warranty replacement activity during the current year.

The Company continues to work with UPRR to identify, replace, and reconcile defective ties related to the warranty claim in accordance with the 2012 amended supply agreement. During the third quarter of 2014, the Company and UPRR will be working together to evaluate each other’s position in an effort to work towards agreement on the unreconciled 2013 and 2014 replacement activity as well as on the standards and practices to be implemented for future replacement activity and warranty tie replacement.

In the event that the Company and UPRR do not reach agreement regarding the 2013 and 2014 replacement activity and future activity and is found to be in material breach of the 2012 amended supply agreement, the UPRR may seek damages from the Company and/or terminate the agreement.

During 2012, the Company recorded pre-tax warranty charges of $22,000 in “Cost of Goods Sold” within its Rail Products segment. The accrual was based on the Company’s estimate of the number of defective concrete ties that will ultimately require replacement during the applicable warranty periods at an average cost of fifty dollars per concrete tie. Subsequently, in the second quarter of 2014, the Company increased its accrual by an additional $4,000 based on recent estimates of ties to be replaced. The concrete tie warranty reserve is the best estimate of the expected value of defective ties that will be replaced as a result of observation and analysis of ties in track. While the Company believes this is a reasonable estimate of these potential warranty claims, these estimates could change due to the receipt of new information and future events. The Company will continue to assess the adequacy of its product warranty reserve as additional information becomes available. There can be no assurance at this point that future potential costs pertaining to these claims or other potential future claims will not have a material impact on the Company’s financial condition or results of operations.

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

As of June 30, 2014 and December 31, 2013, the Company maintained environmental and litigation reserves approximating $2,163 and $2,190, respectively.

16. INCOME TAXES

The Company’s effective income tax rate from continuing operations for the three and six months ended June 30, 2014 was 32.9% and 32.4%, respectively and 34.6% and 34.1% for the three and six months ended June 30, 2013, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2014 differed from the federal statutory rate of 35% primarily due to the recognition of previously unrecognized state tax benefits.

17. SUBSEQUENT EVENTS

On July 7, 2014, the Company entered into an Asset Purchase Agreement (“APA”) to acquire and assume substantially all of the assets and liabilities of Carr Concrete Corporation (Carr) for approximately $12,300. Carr is a provider of pre-stressed and precast concrete products located in Waverly, WV and the transaction was funded with cash on hand. Included within the purchase price is $1,000 which will be held in escrow to satisfy any indemnity claims under the APA. The purchase price could increase or decrease as a result of the post-closing purchase price adjustment which is based upon a net working capital target of $2,678 as of the closing date. Approximately $100 of acquisition-related costs are included in the results of operations for the six months ended June 30, 2014. The Company has concluded that all intangible assets and goodwill resulting from this transaction will be deductible for tax purposes.

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share data)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “may,” “expect,” “could,” “should,” “anticipate,” “plan,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may concern, among other things, the Company’s expectations regarding our strategy, goals, projections and plans regarding our financial position, liquidity and capital resources, the outcome of litigation and product warranty claims, results of operations, decisions regarding our strategic growth initiatives, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: general business conditions, the risk of doing business in international markets, our ability to effectuate our strategy including evaluation of potential opportunities such as strategic acquisitions, joint ventures, and other initiatives, and our ability to effectively integrate new businesses and realize anticipated benefits, a decrease in freight or passenger rail traffic, a lack of state or federal funding for new infrastructure projects, the timeliness and availability of material from major suppliers, labor disputes, the impact of competition, variances in current accounting estimates and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements, domestic and international income taxes, foreign currency fluctuations, inflation, the impact of new regulations including regarding conflict minerals, the ultimate number of concrete ties that will have to be replaced pursuant to product warranty claims, an overall resolution of the related contract claims, risks inherent in litigation, and domestic and foreign governmental regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” section of our Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

The forward looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward looking statement, whether as a result of new information, future developments, or otherwise, except as required by securities laws.

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

Quarter-to-date Results of Continuing Operations

	Three Months Ended June 30,		Percent of Total Net Sales Three Months Ended June 30,		Percent Increase/ (Decrease)
	2014	2013	2014	2013	2014 vs. 2013
Net Sales:
Rail Products	$107,484	$90,892	64.4%	60.6%	18.3%
Construction Products	41,810	43,697	25.1	29.1	(4.3)
Tubular Products	17,538	15,347	10.5	10.2	14.3

Total net sales	$166,832	$149,936	100.0%	100.0%	11.3%

	Three Months Ended June 30,		Gross Profit Percentage Three Months Ended June 30,		Percent Increase/ (Decrease)
	2014	2013	2014	2013	2014 vs. 2013
Gross Profit:
Rail Products	$18,527	$17,466	17.2%	19.2%	6.1%
Construction Products	7,693	6,665	18.4	15.3	15.4
Tubular Products	4,391	5,237	25.0	34.1	(16.2)
LIFO income (expense)	202	(14)	0.1	—	**
Other	(113)	(179)	(0.1)	(0.1)	(36.9)

Total gross profit	$30,700	$29,175	18.4%	19.5%	5.2%

	Three Months Ended June 30,		Percent of Total Net Sales Three Months Ended June 30,		Percent Increase/ (Decrease)
	2014	2013	2014	2013	2014 vs. 2013
Expenses:
Selling and administrative expenses	$19,599	$17,951	11.7%	12.0%	9.2%
Amortization expense	1,172	700	0.7	0.5	67.4
Interest expense	126	125	0.1	0.1	0.8
Interest income	(147)	(139)	(0.1)	(0.1)	5.8
Equity in income of nonconsolidated investment	(142)	(420)	(0.1)	(0.3)	(66.2)
Other income	(115)	(137)	(0.1)	(0.1)	(16.1)

Total expenses	$20,493	$18,080	12.3%	12.1%	13.3%

Income from continuing operations before income taxes	$10,207	$11,095	6.1%	7.4%	(8.0)%
Income tax expense	3,359	3,838	2.0	2.6	(12.5)

Income from continuing operations	$6,848	$7,257	4.1%	4.8%	(5.6)%

**	Results of calculation are not considered meaningful for presentation purposes.

Second Quarter 2014 Compared to Second Quarter 2013 – Company Analysis

Net sales of $166,832 for the quarter ended June 30, 2014 increased by $16,896, or 11.3%, compared to the prior year quarter. The change was attributable to increases of 18.3% and 14.3% in Rail Products and Tubular Products segment sales, partially offset by a reduction of 4.3% in Construction Products segment sales.

Gross profit margin for the quarter ended June 30, 2014 was 18.4%, or a decline of 106 basis points from the prior year period. Included in the current quarter gross profit is a $4,608 warranty charge within the CXT concrete railroad tie business. Excluding the impact of the charge, the profit margin increase was due to improvements in our Rail and Construction Products segment gross profits.

Selling and administrative expenses increased by $1,648, or 9.2%, over the prior year due to personnel related costs as well as third party consulting costs related to the preparation for and identification of a new enterprise resource planning system. During the 2014 second quarter, incentive compensation costs of $344 were reduced as a result of the warranty charge.

The Company’s effective income tax rate from continuing operations in the 2014 second quarter was 32.9%, compared to 34.6% in the prior year quarter. The Company’s effective income tax rate for the quarter ended June 30, 2014 differed from the federal statutory rate of 35% and the prior year quarter primarily due to certain state income tax matters.

Net income from continuing operations for the second quarter of 2014 was $6,848, or $0.66 per diluted share, compared to net income from continuing operations of $7,257, or $0.71 per diluted share, in the prior year quarter.

Results of Continuing Operations – Segment Analysis

Rail Products

	Three Months Ended June 30,		Increase/ (Decrease)	Percent Increase/(Decrease)
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Sales	$107,484	$90,892	$16,592	18.3%

Gross Profit	$18,527	$17,466	$1,061	6.1%

Gross Profit Percentage	17.2%	19.2%	(2.0)%	(10.4)%

Second Quarter 2014 Compared to Second Quarter 2013

Rail Products segment sales increased $16,592, or 18.3%, compared to the prior year period. The sales increase within the Rail Products segment was primarily attributable to 70.2%, 52.1%, and 33.8% quarter over quarter growth in the Allegheny Rail Products, CXT concrete tie, and Rail Technology divisions, respectively. The increases were partially offset by 40.5% and 12.8% reductions in sales from Trackwork and Transit Products, respectively.

During the quarter, the Rail Products segment generated an increase in new orders of 64.0% compared to the prior year quarter.

The Rail Products segment experienced a reduction in gross profit margins of 198 basis points compared to the prior year period. The reduction in profit relates to a second quarter warranty charge of $4,608 within the CXT concrete railroad tie business as further described in Note 15. Excluding the warranty charge, the gross profit would have exceeded the prior year profit. The increase relates to higher volumes within Rail Technologies along with margin increases across all Rail Products businesses excluding CXT concrete ties. Contributing to the second quarter 2014 margins were project management efficiencies on the Honolulu, HI Transit System project.

Construction Products

	Three Months Ended June 30,		(Decrease) / Increase	Percent (Decrease)/Increase
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Sales	$41,810	$43,697	$(1,887)	(4.3)%

Gross Profit	$7,693	$6,665	$1,028	15.4%

Gross Profit Percentage	18.4%	15.3%	3.1%	20.3%

Second Quarter 2014 Compared to Second Quarter 2013

Construction Products segment sales decreased $1,887, or 4.3%, compared to the prior year period. The reduction primarily relates to an 18.2% decline in Piling Products sales partially offset by an 86.3% increase in Fabricated Bridge product sales.

During the quarter, the Construction Products segment generated a slight decrease in new orders of 1.9% compared to the prior year quarter.

Although net sales declined, the gross profit percentage increased by 314 basis points due to gross margin improvements in all the Construction Products’ businesses as well as favorable product mix. During the 2014 second quarter, Fabricated Bridge projects benefited from economies of scale due to certain large projects currently underway.

Tubular Products

	Three Months Ended June 30,		Increase / (Decrease)	Percent Increase/(Decrease)
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Sales	$17,538	$15,347	$2,191	14.3%

Gross Profit	$4,391	$5,237	$(846)	(16.2)%

Gross Profit Percentage	25.0%	34.1%	(9.1)%	(26.7)%

Second Quarter 2014 Compared to Second Quarter 2013

Tubular Products segment sales increased $2,191, or 14.3%, compared to the prior year period. This increase relates to Coated and to a lesser extent, Threaded Products sales. The favorable Coated Products sales relate to our November 2013 acquisition within the Coated Products division which was partially offset by a 13.5% reduction excluding the acquired business. Tubular Products gross margins declined due principally to lower Coated Products margins, which is reflective of cost overruns on a complex project in the current quarter as well as volume related de-leveraging.

Although profitability was down during the current quarter, the Tubular Products segment generated an increase in new orders of 56.1% compared to the prior year period.

Year-to-date Results of Continuing Operations

	Six Months Ended June 30,		Percent of Total Net Sales Six Months Ended June 30,		Percent Increase/(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
Net Sales:
Rail Products	$180,980	$172,291	65.0%	61.7%	5.0%
Construction Products	69,193	80,508	24.9	28.8	(14.1)
Tubular Products	28,073	26,458	10.1	9.5	6.1

Total net sales	$278,246	$279,257	100.0%	100.0%	(0.4)%

	Six Months Ended June 30,		Gross Profit Percentage Six Months Ended June 30,		Percent Increase/(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
Gross Profit:
Rail Products	$34,957	$34,499	19.3%	20.0%	1.3%
Construction Products	13,405	11,636	19.4	14.5	15.2
Tubular Products	6,521	8,452	23.2	31.9	(22.8)
LIFO income (expense)	198	(254)	0.1	(0.1)	**
Other	(254)	(310)	(0.1)	(0.1)	(18.1)

Total gross profit	$54,827	$54,023	19.7%	19.3%	1.5%

	Six Months Ended June 30,		Percent of Total Net Sales Six Months Ended June 30,		Percent Increase/(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
Expenses:
Selling and administrative expenses	$37,624	$35,081	13.5%	12.6%	7.2%
Amortization expense	2,313	1,401	0.8	0.5	65.1
Interest expense	249	258	0.1	0.1	(3.5)
Interest income	(291)	(345)	(0.1)	(0.1)	(15.7)
Equity in income of nonconsolidated investment	(346)	(596)	(0.1)	(0.2)	(41.9)
Other income	(250)	(315)	(0.1)	(0.1)	(20.6)

Total expenses	$39,299	$35,484	14.1%	12.7%	10.8%

Income from continuing operations before income taxes	$15,528	$18,539	5.6%	6.6%	(16.2)%
Income tax expense	5,031	6,331	1.8	2.3	(20.5)

Income from continuing operations	$10,497	$12,208	3.8%	4.4%	(14.0)%

**	Results of calculation are not considered meaningful for presentation purposes.

First Six Months of 2014 Compared to First Six Months of 2013 – Company Analysis

Net sales of $278,246 for the six months ended June 30, 2014 decreased by $1,011, compared to the prior year period. The change was attributable to a decrease of 14.1% in Construction Products segment sales which were partially offset by increases of 5.0% and 6.1% in Rail Products and Tubular Products segment sales.

Gross profit margin for the six months ended June 30, 2014 was 19.7%, or 36 basis points higher than the prior year. The marginal increase was diluted due to a $4,608 warranty charge within the Rail Products segment. Excluding the impact of the charge, the increase was due to a significant improvement in the Construction Products segment gross profit and to a lesser extent, improved Rail Products segment gross profit.

Selling and administrative expenses increased by $2,543, or 7.2%, over the prior year period. The cost increases for the six months ended June 30, 2014 were primarily attributable to personnel related costs as well as third party consulting costs related to the preparation for and identification of a new enterprise resource planning system. The 2014 results include incentive compensation reductions of $344 related to the warranty charges.

The Company’s effective income tax rate from continuing operations for the first six months of 2014 was 32.4%, compared to 34.1% in the prior year period. The Company’s effective income tax rate for the six months ended June 30, 2014 differed from the federal statutory rate of 35% and the prior year period primarily due to certain state income tax matters.

Net income from continuing operations for the first six months of 2014 was $10,497, or $1.02 per diluted share, which compares to net income from continuing operations for the 2013 period of $12,208, or $1.19 per diluted share.

Results of Continuing Operations – Segment Analysis

Rail Products

	Six Months Ended June 30,		Increase/ (Decrease)	Percent Increase/(Decrease)
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Sales	$180,980	$172,291	$8,689	5.0%

Gross Profit	$34,957	$34,499	$458	1.3%

Gross Profit Percentage	19.3%	20.0%	(0.7)%	(3.5)%

First Six Months of 2014 Compared to First Six Months of 2013

Rail Products segment sales increased $8,689, or 5.0%, compared to the prior year period. For the first six months of 2014, Rail Technologies increased by 24.1%, Allegheny Rail Products increased by 32.1%, and CXT concrete ties increased by 16.8%. Partially offsetting these increases was a 63.0% combined reduction from Rail Distribution, Transit and Trackwork Products.

During the six-month period ended June 30, 2014, the Rail Products segment generated an increase in new orders of 14.3% compared to the prior year period.

The gross profit margin declined by 71 basis points over the preceding year period principally due to the CXT concrete railroad tie business’ $4,608 warranty charge as further described in Note 15. Excluding the warranty charge, with the exception of the CXT concrete tie division, profit margins across all Rail Product businesses experienced growth. Contributing to the 2014 margins were project management efficiencies on the Honolulu, HI Transit System project as well as favorable sales mix within other Rail Products businesses.

Construction Products

	Six Months Ended June 30,		(Decrease)/ Increase	Percent (Decrease)/Increase
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Sales	$69,193	$80,508	$(11,315)	(14.1)%

Gross Profit	$13,405	$11,636	$1,769	15.2%

Gross Profit Percentage	19.4%	14.5%	4.9%	33.8%

First Six Months of 2014 Compared to First Six Months of 2013

Construction Products segment sales decreased $11,315, or 14.1%, compared to the prior year period. The reduction relates to a 29.4% and 11.0% decline in Piling Products and CXT concrete buildings’ sales, respectively. Partially offsetting these declines was a 96.3% increase in Fabricated Bridge product sales.

During the six-month period ended June 30, 2014, the Construction Products segment generated an increase in new orders of 21.8% compared to the prior year period.

Although net sales declined, the gross profit percentage increased by 492 basis points due to gross margin improvements in all the Construction Products’ businesses as well as favorable product mix.

Tubular Products

	Six Months Ended June 30,		Increase/ (Decrease)	Percent Increase/(Decrease)
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Sales	$28,073	$26,458	$1,615	6.1%

Gross Profit	$6,521	$8,452	$(1,931)	(22.8)%

Gross Profit Percentage	23.2%	31.9%	(8.7)%	(27.3)%

First Six Months of 2014 Compared to First Six Months of 2013

Tubular Products segment sales increased $1,615, or 6.1%, compared to the prior year period. The increase relates to greater Coated Products sales as a result of our November 2013 acquisition within the Coated Products division which were partially offset by a 22.0% reduction excluding the acquired business. Tubular Products gross margins were unfavorably impacted by volume related de-leveraging and to a lesser extent, cost overruns on a complex Coated Products project.

While sales and profitability were down during the current quarter, the Tubular Products segment generated an increase in new orders of 73.9% compared to the prior year period.

Other

Segment Backlog

Total Company backlog from continuing operations at June 30, 2014 was approximately $247,798 and is summarized by business segment in the following table for the periods indicated:

	Backlog
	June 30, 2014	December 31, 2013	June 30, 2013
Rail Products	$140,377	$121,853	$146,025
Construction Products	96,276	53,483	71,556
Tubular Products	11,145	7,775	2,685

Total Backlog from Continuing Operations	$247,798	$183,111	$220,266

Warranty

As of June 30, 2014, the Company maintained a total product warranty reserve of approximately $9,594 for its estimate of all potential product warranty claims. Of this total, $8,537 reflects the current estimate of the Company’s exposure for potential product warranty claims related to concrete tie production. While the Company believes this is a reasonable estimate of its potential contingencies related to identified concrete tie warranty matters, the Company may incur future charges associated with new customer claims or further development of information for existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on the Company’s results of operations and financial condition.

The Company and the Union Pacific Railroad (UPRR) have been unable to reconcile the disagreement related to the 2013 warranty replacement activity. In the event the UPRR continues to replace ties and assert warranty claims in the same manner as 2013, the Company is likely to have a disagreement relating to the number of ties eligible for warranty claim.

The Company has denied the UPRR’s claim that it is in material breach of the 2012 amended supply agreement and intends to continue discussions with the UPRR in an effort to reconcile previously replaced ties as well as address the future warranty tie replacement process. During the third quarter of 2014, the Company and UPRR will be working together to evaluate each other’s position in an effort to work towards agreement on the unreconciled 2013 and 2014 replacement activity as well as on the standards and practices to be implemented for future replacement activity and warranty tie replacement.

In the event that the Company and UPRR do not reach agreement regarding the 2013 and 2014 replacement activity and future activity and is found to be in material breach of the 2012 amended supply agreement, UPRR may seek damages from the Company and/or terminate the agreement. There can be no assurance at this point that future potential costs pertaining to these claims or other potential future claims will not have a material impact on the Company’s financial condition or results of operations. See Note 15 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Total debt related to capital lease obligations was $398 and $56 as of June 30, 2014 and December 31, 2013, respectively.

Our need for liquidity relates primarily to seasonal working capital requirements for continuing operations, capital expenditures, joint venture capital obligations, strategic investments or acquisitions, debt service obligations, share repurchases, and dividends.

The following table summarizes the year-to-date impact of these items:

	June 30,
	2014	2013
Liquidity needs:
Working capital and other assets and liabilities	$13,791	$(17,906)
Capital expenditures	(7,682)	(3,126)
Other long-term debt repayments	(54)	(24)
Treasury stock acquisitions	(918)	(610)
Dividends paid to common shareholders	(620)	(620)
Acquisition of business	(495)	—
Cash interest paid	(177)	(175)

Net liquidity requirements	3,845	(22,461)

Liquidity sources:
Internally generated cash flows before interest paid	17,425	17,091
Dividends from LB Pipe & Coupling Products, LLC	540	468
Proceeds from asset sales	184	—
Equity transactions	414	133
Other long-term debt proceeds	316	—
Foreign exchange effects	99	(2,246)

Net liquidity sources	18,978	15,446

Discontinued operations	109	229

Net Change in Cash	$22,932	$(6,786)

Cash Flow from Continuing Operating Activities

During the six months ended 2014, cash flows from continuing operations provided $31,579, an increase of $32,101, compared to the 2013 period. For the six months ended June 30, 2014, income, adjustments to income from continuing operating activities, and dividends from the joint venture provided $17,788 compared to $17,384 in the 2013 period. Working capital and other assets and liabilities provided $13,791 in the current period compared to use of $17,906 in the prior year period. The December 31, 2013 accounts receivable balance included certain large project receivables from customers with longer payment terms. Cash collections on these receivables and enhanced working capital management led to the significant increase in cash flows from continuing operations for the period ended June 30, 2014.

The Company’s calculation for days sales outstanding at June 30, 2014 was 45 days compared to 52 days at December 31, 2013 and we believe our receivable portfolio is strong.

Cash Flow from Continuing Investing Activities

Capital expenditures were $7,682 for the first six months of 2014 compared to $3,126 for the same 2013 period. Current period expenditures related to improvements to our Birmingham, AL coated products facility, equipment costs to expand into adjacent markets within our bridge products and Ball Winch coated products businesses, and general plant and yard improvements. During the prior year, capital expenditures related to improvements to our machinery and equipment across each segment with no individually significant additions. During the first quarter of 2014 we made a post closing working capital payment of $495 related to our acquisition of Ball Winch. We anticipate total capital spending in 2014 will range between $18,000 and $22,000 and will be funded by cash flow from continuing operations.

Cash Flow from Financing Activities

During the periods ended June 30, 2014 and 2013, we did not purchase any common shares of the Company under our existing share repurchase authorization. However, we withheld 20,301 and 13,887 shares for approximately $918 and $610 for the periods ended June 30, 2014 and 2013, respectively. These amounts were withheld from employees to pay their withholding taxes in connection with the vesting of restricted stock awards. Cash outflows related to dividends were approximately $620 for the periods ended June 30, 2014 and 2013, respectively. Funding for equipment debt of $316 was also included in proceeds from financing activities for the period ended June 30, 2014.

Cash Flow from Discontinued Operations

For the six-month periods ended June 30, 2014 and 2013, cash flows from discontinued operations provided $109 and $229 from operating activities, respectively.

Financial Condition

As of June 30, 2014, we had $87,555 in cash and cash equivalents and credit facilities with $124,494 of availability while carrying only $398 in total debt. We believe this liquidity will provide the flexibility to take advantage of both organic and external investment opportunities.

Included within cash and cash equivalents are money market funds with various underlying securities. Our priority continues to be short-term maturities and the preservation of our principal balances. Approximately $52,111 of our cash and cash equivalents was held in non-domestic bank accounts, and is not available to fund domestic operations unless repatriated. It is management’s intent to indefinitely reinvest such funds outside of the United States, as the Company would need to accrue and pay additional income and withholding taxes if these funds were repatriated.

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

As of June 30, 2014, the Company was in compliance with the Credit Agreement’s covenants.

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

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations, and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2013 is included in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources. There were no material changes to these arrangements during the six-month period ended June 30, 2014.

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

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the six-month period ended June 30, 2014.

Item 4. Controls and Procedures

a)	L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a—15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

b)	There have been no changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

(Dollars in thousands, except share data)

Item 1. Legal Proceedings

See Note 15, “Commitments and Contingent Liabilities,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014, which could materially affect our business, financial condition, financial results, or future performance. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition, and/or results of operations.

We may be impacted by new regulations related to conflict minerals.

The SEC, as directed in The Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted new rules establishing disclosure and reporting requirements regarding the use of certain minerals referred to as “conflict minerals” in products. These new rules require us to determine, disclose, and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or adjoining countries. The requirements could affect the sourcing, availability, and cost of minerals used in the manufacture of certain of the products we sell, including some that we contract to manufacture. In addition, our customers may require that our products be free of conflict minerals and our revenues may be harmed if we are unable to procure conflict-free minerals at a reasonable price. We may face reputation challenges with our customers and other stakeholders if we are unable to verify sufficiently the origins or secure alternate supplies of all conflict minerals used in our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s purchases of equity securities for the three-month period ended June 30, 2014 were as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2014 - April 30, 2014	—	$—	—	$15,000
May 1, 2014 - May 31, 2014	1,379	52.12	—	15,000
June 1, 2014 - June 30, 2014	1,877	52.86	—	15,000

Total	3,256	$52.55	—	$15,000

(1)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock

(2)	On December 4, 2013, the Board of Directors authorized the repurchase of up to $15,000 of the Company’s common shares until December 31, 2016. This authorization became effective January 1, 2014.

While we did not purchase any common shares of the Company during the six-month period ended June 30, 2014 under our existing share repurchase authorization, we did withhold 20,301 shares for approximately $918 from employees to pay their withholding taxes in connection with the vesting of restricted stock awards.

Item 4. Mine Safety Disclosures

This item is not applicable to the Company.

Item 6. Exhibits

All exhibits are incorporated herein by reference:

**10.5	Retirement and Consulting Agreement and Non-Competition and Non-Solicitation Agreement between L.B. Foster Company and Donald L. Foster dated June 20, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on June 20, 2014

**10.6	Release Agreement dated June 20, 2014 between L.B. Foster Company and Donald L. Foster, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on June 20, 2014.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY (Registrant)

Date: August 4, 2014	By: /s/ David J. Russo
David J. Russo
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer of Registrant)

Index to Exhibits

All exhibits are incorporated herein by reference:

Exhibit Number	Description

**10.5	Retirement and Consulting Agreement and Non-Competition and Non-Solicitation Agreement between L.B. Foster Company and Donald L. Foster dated June 20, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on June 20, 2014

**10.6	Release Agreement dated June 20, 2014 between L.B. Foster Company and Donald L. Foster, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on June 20, 2014.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.

**	Identifies management contract or compensatory plan or arrangement required to be filed as an Exhibit.