Form 10-Q
period 2014-09-30
FOSTER L B CO
filed 2014-11-04
CIK 352825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2014
Common Stock, Par Value $.01	10,351,381 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,516	$64,623
Accounts receivable - net	91,178	98,437
Inventories - net	90,795	76,956
Current deferred tax assets	461	461
Prepaid income tax	233	4,741
Other current assets	3,556	2,000
Current assets of discontinued operations	14	149

Total current assets	272,753	247,367
Property, plant, and equipment - net	63,105	50,109
Other assets:
Goodwill	59,603	57,781
Other intangibles - net	49,789	51,846
Investments	5,365	5,090
Other assets	1,750	1,461

Total Assets	$452,365	$413,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,229	$46,620
Deferred revenue	9,810	5,715
Accrued payroll and employee benefits	9,333	8,927
Accrued warranty	8,610	7,483
Current maturities of long-term debt	104	31
Current deferred tax liabilities	179	179
Other accrued liabilities	8,885	6,501
Liabilities of discontinued operations	—	26

Total current liabilities	97,150	75,482
Long-term debt	270	25
Deferred tax liabilities	11,086	11,798
Other long-term liabilities	9,378	9,952
Stockholders’ equity:
Common stock, par value $.01, authorized 20,000,000 shares; shares issued at September 30, 2014 and December 31, 2013, 11,115,779; shares outstanding at September 30, 2014 and December 31, 2013, 10,238,906 and 10,188,521	111	111
Paid-in capital	47,649	47,239
Retained earnings	317,057	298,361
Treasury stock - at cost, common stock, shares at September 30, 2014 and December 31, 2013, 876,873 and 927,258	(23,242)	(24,731)
Accumulated other comprehensive loss	(7,094)	(4,583)

Total stockholders’ equity	334,481	316,397

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$452,365	$413,654

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net sales	$167,797	$162,248	$446,043	$441,505
Cost of goods sold	132,638	130,943	356,057	356,177

Gross profit	35,159	31,305	89,986	85,328
Selling and administrative expenses	20,644	17,547	58,268	52,628
Amortization expense	1,191	701	3,504	2,102
Interest expense	126	118	375	376
Interest income	(140)	(149)	(431)	(494)
Equity in income of nonconsolidated investments	(477)	(296)	(823)	(892)
Other income	(47)	(638)	(297)	(953)

	21,297	17,283	60,596	52,767

Income from continuing operations before income taxes	13,862	14,022	29,390	32,561
Income tax expense	4,743	4,229	9,774	10,560

Income from continuing operations	9,119	9,793	19,616	22,001

Discontinued operations:
(Loss) Income from discontinued operations before income taxes	(5)	—	18	23
Income tax (benefit) expense	(2)	—	7	9

(Loss) Income from discontinued operations	(3)	—	11	14

Net income	$9,116	$9,793	$19,627	$22,015

Basic earnings per common share:
From continuing operations	$0.89	$0.96	$1.92	$2.16
From discontinued operations	(0.00)	—	0.00	0.00

Basic earnings per common share	$0.89	$0.96	$1.92	$2.16

Diluted earnings per common share:
From continuing operations	$0.88	$0.95	$1.90	$2.15
From discontinued operations	(0.00)	—	0.00	0.00

Diluted earnings per common share	$0.88	$0.95	$1.90	$2.15

Dividends paid per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$9,116	$9,793	$19,627	$22,015

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,693)	1,480	(2,648)	(1,790)
Reclassification of pension liability adjustments to earnings, net of tax expense of $24, $36 and $71, $109 *	47	72	137	211

Other comprehensive (loss) income, net of tax	(2,646)	1,552	(2,511)	(1,579)

Comprehensive income	$6,470	$11,345	$17,116	$20,436

*	Reclassifications out of accumulated other comprehensive income for pension obligations are charged to selling and administrative expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$19,616	$22,001
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred income taxes	(641)	(661)
Depreciation and amortization	9,247	7,098
Equity in income of nonconsolidated investments	(823)	(892)
Loss on sales and disposals of property, plant, and equipment	15	48
Share-based compensation	2,403	1,528
Excess income tax benefit from share-based compensation	(283)	(192)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,820	(28,931)
Inventories	(11,839)	13,392
Other current assets	(437)	(1,676)
Prepaid income tax	4,978	(3,418)
Other noncurrent assets	(448)	209
Dividends from LB Pipe & Coupling Products, LLC	630	558
Accounts payable	13,727	6,298
Deferred revenue	4,092	(3,454)
Accrued payroll and employee benefits	475	(2,544)
Other current liabilities	1,206	(6,231)
Other liabilities	(114)	(666)

Net cash provided by continuing operating activities	49,624	2,467

Net cash provided by discontinued operations	114	257

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	184	—
Capital expenditures on property, plant, and equipment	(11,593)	(5,648)
Acquisitions	(12,786)	—
Capital contributions to equity method investments	(82)	—

Net cash used by continuing investing activities	(24,277)	(5,648)

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of other long-term debt	(78)	(14)
Proceeds from other long-term debt	316	—
Proceeds from exercise of stock options and stock awards	131	35
Financing Fees	(473)	—
Treasury stock acquisitions	(918)	(633)
Cash dividends on common stock paid to shareholders	(931)	(931)
Excess income tax benefit from share-based compensation	283	192

Net cash used by continuing financing activities	(1,670)	(1,351)

Effect of exchange rate changes on cash and cash equivalents	(1,898)	(1,192)

Net increase (decrease) in cash and cash equivalents	21,893	(5,467)
Cash and cash equivalents at beginning of period	64,623	101,464

Cash and cash equivalents at end of period	$86,516	$95,997

Supplemental disclosure of cash flow information:
Interest paid	$267	$257

Income taxes paid	$4,849	$14,747

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

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating its implementation approach and assessing the impact of ASU 2014-09 on our financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern—Disclosures of Uncertainties about an entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The requirements of ASU 2014-15 are not expected to have a significant impact on the Condensed Consolidated Financial Statements.

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

The following tables illustrate revenues and profits from continuing operations of the Company by segment for the periods indicated:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products	$102,105	$11,533	$283,085	$23,685
Construction Products	49,907	3,251	119,100	7,838
Tubular Products	15,785	1,661	43,858	4,973

Total	$167,797	$16,445	$446,043	$36,496

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products	$105,552	$9,713	$277,843	$21,749
Construction Products	49,320	2,855	129,828	5,373
Tubular Products	7,376	985	33,834	8,139

Total	$162,248	$13,553	$441,505	$35,261

Segment profits from continuing operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of generally 1% per month. There has been no change in the measurement of segment profit from continuing operations from December 31, 2013. The internal cost of capital charges are eliminated during the consolidation process.

The following table provides a reconciliation of reportable segment net profit from continuing operations to the Company’s consolidated total:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income for reportable segments	$16,445	$13,553	$36,496	$35,261
Interest expense	(126)	(118)	(375)	(376)
Interest income	140	149	431	494
Other income	47	638	297	953
LIFO income	302	553	500	299
Equity in income of nonconsolidated investments	477	296	823	892
Corporate expense, cost of capital elimination, and other unallocated charges	(3,423)	(1,049)	(8,782)	(4,962)

Income from continuing operations before income taxes	$13,862	$14,022	$29,390	$32,561

3. ACQUISITIONS

Carr Concrete

On July 7, 2014, the Company entered into an asset purchase agreement to acquire and assume substantially all of the assets and liabilities of Carr Concrete Corporation (Carr) for $12,491, inclusive of an accrued $200 post-closing purchase price adjustment. Carr is a provider of pre-stressed and precast concrete products located in Waverly, WV and the transaction was funded with cash on hand. Included within the purchase price is $1,000 which will be held in escrow to satisfy any indemnity claims under the purchase agreement. The results of Carr’s operations for the period July 7, 2014 through September 30, 2014 are included in our Construction Products segment and were not material to the periods presented.

Ball Winch

During the prior year, the Company acquired substantially all of the assets and liabilities of Ball Winch, LLC (Ball Winch). Cash payments totaling $37,500 were made during 2013 and a post-closing working capital adjustment of $495 was paid in February 2014 resulting in a total purchase price of $37,995. Included within the purchase price was $3,300 which is held in escrow to satisfy any indemnity claims under the purchase agreement. The results of operations for Ball Winch are included in the Company’s Tubular Products segment for the nine months ended September 30, 2014.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Allocation of Purchase Price	July 7, 2014 Carr Fair Value	November 7, 2013 Ball Winch Fair Value
Current assets	$3,204	$1,857
Other assets	145	64
Property, plant, and equipment	7,648	5,555
Goodwill	1,822	16,544
Other intangibles	1,348	14,682
Current liabilities	(1,676)	(707)

Total	$12,491	$37,995

The following table summarizes the estimates of the fair values and amortizable lives of the identifiable intangible assets acquired:

Intangible Asset	July 7, 2014 Carr Fair Value	November 7, 2013 Ball Winch Fair Value
Trade name	$613	$723
Technology and customer relationships	611	11,129
Non-competition agreements	124	2,830

Total identified intangible assets	$1,348	$14,682

The Carr purchase price allocation is based upon a preliminary valuation. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement recognized for assets or liabilities assumed, the Company will retrospectively adjust the amounts recognized as of the acquisition date.

The Company has concluded that intangible assets and goodwill values resulting from the transactions will be deductible for tax purposes.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill at September 30, 2014 and December 31, 2013 was $59,603 and $57,781, respectively. The components of the Company’s goodwill by reporting segment are as follows:

	September 30, 2014	December 31, 2013
Rail Products	$38,026	$38,026
Construction Products	5,033	3,211
Tubular Products	16,544	16,544

	$59,603	$57,781

The Company performs goodwill impairment tests at least annually. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test on an interim measurement date. No goodwill impairment test was required in connection with these evaluations for the nine months ended September 30, 2014. The Company performs its annual evaluation of the carrying value of its goodwill during the fourth quarter.

As of September 30, 2014, gross identified intangible assets of $44,455 are attributable to the Company’s Rail Products segment, $3,178 are attributable to the Construction Products segment, and $14,682 are attributable to the Tubular Products segment. As of December 31, 2013, gross identified intangible assets of $44,455 are attributable to the Company’s Rail Products segment, $1,830 are attributable to the Construction Products segment, and $14,682 are attributable to the Tubular Products segment.

The components of the Company’s intangible assets are as follows:

	September 30, 2014
	Weighted Average Amortization In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$2,984	$(552)	$2,432
Patents	10	639	(274)	365
Customer relationships	23	20,484	(4,378)	16,106
Supplier relationships	5	350	(252)	98
Trademarks and trade names	16	7,616	(1,714)	5,902
Technology	15	30,242	(5,356)	24,886

		$62,315	$(12,526)	$49,789

	December 31, 2013
	Weighted Average Amortization In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$2,860	$(117)	$2,743
Patents	10	639	(201)	438
Customer relationships	23	19,960	(3,575)	16,385
Supplier relationships	5	350	(213)	137
Trademarks and trade names	16	7,003	(1,334)	5,669
Technology	15	30,155	(3,681)	26,474

		$60,967	$(9,121)	$51,846

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 17 years. Amortization expense from continuing operations for the three-month periods ended September 30, 2014 and 2013 was $1,191 and $701, respectively. Amortization expense from continuing operations for the nine-month periods ended September 30, 2014 and 2013 was $3,504 and $2,102, respectively.

Estimated amortization expense from continuing operations for the remainder of 2014 and the years 2015 and thereafter is as follows:

Amortization Expense
2014	$1,190
2015	4,502
2016	4,328
2017	4,329
2018	4,182
2019 and thereafter	31,258

$49,789

5. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and while collateral is not required, the Company often receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Trade accounts receivable from continuing operations at September 30, 2014 and December 31, 2013 have been reduced by an allowance for doubtful accounts of $1,125 and $1,099, respectively.

6. INVENTORIES

Inventories of continuing operations of the Company at September 30, 2014 and December 31, 2013 are summarized in the following table:

	September 30, 2014	December 31, 2013
Finished goods	$65,756	$55,166
Work-in-process	12,186	11,332
Raw materials	21,380	19,485

Total inventories at current costs	99,322	85,983
Less: LIFO reserve	(8,527)	(9,027)

	$90,795	$76,956

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

7. INVESTMENTS

The Company is a member of a joint venture, LB Pipe & Coupling Products, LLC (LB Pipe JV), in which it maintains a 45% ownership interest. The LB Pipe JV manufactures, markets, and sells various precision coupling products for the energy, utility, and construction markets and is scheduled to terminate on June 30, 2019.

Under applicable guidance for variable interest entities in ASC 810, “Consolidation,” the Company determined that the LB Pipe JV is a variable interest entity. The Company concluded that it is not the primary beneficiary of the variable interest entity, as the Company does not have a controlling financial interest and does not have the power to direct the activities that most significantly impact the economic performance of the LB Pipe JV. Accordingly, the Company concluded that the equity method of accounting remains appropriate.

As of September 30, 2014 and December 31, 2013, the Company had a nonconsolidated equity method investment of $5,283 and $5,090, respectively, in the LB Pipe JV and other investments totaling $82 as of September 30, 2014.

The Company recorded equity in the income of the LB Pipe JV of approximately $477 and $296 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded equity in the income of the LB Pipe JV of approximately $823 and $892, respectively. During each of the three months ended September 30, 2014 and 2013 the Company received cash distributions of $90. Cash distributions of $630 and $558 were received for the nine months ended September 30, 2014 and 2013, respectively. There were no changes to the Company’s 45% ownership interest as a result of the proportional distribution.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the LB Pipe JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the LB Pipe JV for its operations. The carrying amounts with the maximum exposure to loss of the Company at September 30, 2014 and December 31, 2013, respectively, are as follows:

	September 30, 2014	December 31, 2013
LB Pipe JV equity method investment	$5,283	$5,090
Net investment in direct financing lease	1,144	1,224

	$6,427	$6,314

The Company is leasing five acres of land and two facilities to the LB Pipe JV through June 30, 2019, with a 5.5 year renewal period. In November 2012, the Company executed the first amendment to its lease with the LB Pipe JV. The amendment included the addition of a second facility built by the Company that is now leased to the LB Pipe JV. The current monthly lease payments approximate $17, with a balloon payment of approximately $488, which is required to be paid either at the termination of the lease, allocated over the renewal period, or during the initial term of the lease. This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.” The Company maintained a net investment in this direct financing lease of approximately $1,144 and $1,224 at September 30, 2014 and December 31, 2013, respectively.

The following is a schedule of the direct financing minimum lease payments for the remainder of 2014 and the years 2015 and thereafter:

Minimum Lease Payments
2014	$34
2015	122
2016	131
2017	140
2018	150
2019 and thereafter	567

$1,144

8. DEFERRED REVENUE

Deferred revenue of $9,810 and $5,715 as of September 30, 2014 and December 31, 2013, respectively, consists of customer payments received for which the revenue recognition criteria have not yet been met as well as billings in excess of costs on percentage of completion projects. Advanced payments from customers typically relate to contracts that the Company has significantly fulfilled its obligations and the customers have paid, but due to the Company’s continuing involvement with the material, revenue is precluded from being recognized until title passes to the customer.

9. BORROWINGS

United States

On September 23, 2014, the Company, its domestic subsidiaries, and certain of its Canadian subsidiaries entered into an amended and restated $200,000 Revolving Credit Facility Credit Agreement (“Amended Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., and Citizens Bank of Pennsylvania. This Amended Credit Agreement modifies the prior revolving credit facility which had a maximum credit line of $125,000. The Amended Credit Agreement provides for a five-year, unsecured revolving credit facility that permits borrowing up to $200,000 for the U.S. borrowers and a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian borrowers. The Amended Credit Agreement also modifies the accordion feature in the prior revolving credit facility which permitted a maximum increase of $50,000. The Amended Credit Agreement’s accordion feature permits the Company to increase the available revolving borrowings under the facility by up to an additional $100,000 subject to the Company’s receipt of increased commitments from existing lenders or new commitments from new lenders and to certain conditions being satisfied. The Amended Credit Agreement also increases the sublimit for the issuance of trade and standby letters of credit from $20,000 to $30,000.

Borrowings under the Amended Credit Agreement will bear interest at rates based upon either the base rate or Euro-rate plus applicable margins. Applicable margins are dictated by the ratio of the Company’s indebtedness less cash on hand to the Company’s consolidated EBITDA, as defined in the underlying Amended Credit Agreement. The base rate is the highest of (a) PNC Bank’s prime rate, (b) the Federal Funds Rate plus 0.50% or (c) the daily Euro-rate (as defined in the Amended Credit Agreement) plus 1.00%. The base rate and Euro-rate spreads range from 0.00% to 1.00% and 1.00% to 2.00%, respectively.

The Amended Credit Agreement includes two financial covenants: (a) Leverage Ratio, defined as the Company’s indebtedness less cash on hand, in excess of $15,000, divided by the Company’s consolidated EBITDA, which must not exceed 3.25 to 1.00 and (b) Minimum Interest Coverage, defined as consolidated EBITDA less capital expenditures divided by consolidated interest expense, which must be no less than 3.00 to 1.00.

The Amended Credit Agreement permits the Company to pay dividends, distributions, and make redemptions with respect to its stock provided no event of default or potential default (as defined in the Amended Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Dividends, distributions, and redemptions are capped at $25,000 per year when funds are drawn on the facility. If no drawings on the facility exist, dividends, distributions, and redemptions in excess of $25,000 per year are subjected to a limitation of $75,000 in the aggregate. The $75,000 aggregate limitation also permits certain loans, investments, and acquisitions.

Other restrictions exist at all times including, but not limited to, limitation of the Company’s sale of assets, other indebtedness incurred by either the borrowers or the non-borrower subsidiaries of the Company, guarantees, and liens.

As of September 30, 2014, the Company was in compliance with the Amended Credit Agreement’s covenants.

The Company had no outstanding borrowings under the revolving credit facility at September 30, 2014 or December 31, 2013 and had available borrowing capacity of $199,287 at September 30, 2014.

Letters of Credit

At September 30, 2014, the Company had outstanding letters of credit of approximately $713.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500 pounds sterling (approximately $2,432 at September 30, 2014). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of September 30, 2014. There was approximately $31 and $60 in outstanding guarantees (as defined in the underlying agreement) at September 30, 2014 and December 31, 2013, respectively. This credit facility was renewed effective September 29, 2014 with no significant changes to the underlying terms or conditions in the facility.

The United Kingdom loan agreements contain certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of September 30, 2014. The subsidiary had available borrowing capacity of $2,401 at September 30, 2014.

10. DISCONTINUED OPERATIONS

The Company maintained current assets from discontinued operations of $14 and $149 as of September 30, 2014 and December 31, 2013, respectively. The Company also maintained current liabilities of $26 as of December 31, 2013. Sales from the discontinued businesses were not material to the three and nine months ended September 30, 2014 and 2013.

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per common share -
Income available to common stockholders:
Income from continuing operations	$9,119	$9,793	$19,616	$22,001
(Loss) Income from discontinued operations	(3)	—	11	14

Net income	$9,116	$9,793	$19,627	$22,015

Denominator:
Weighted average shares	10,239	10,182	10,220	10,171

Denominator for basic earnings per common share	10,239	10,182	10,220	10,171
Effect of dilutive securities:
Employee stock options	4	11	7	11
Other stock compensation plans	92	88	98	73

Dilutive potential common shares	96	99	105	84

Denominator for diluted earnings per common share - adjusted weighted average shares and assumed conversions	10,335	10,281	10,325	10,255

Basic earnings per common share:
Continuing operations	$0.89	$0.96	$1.92	$2.16
Discontinued operations	(0.00)	—	0.00	0.00

Basic earnings per common share	$0.89	$0.96	$1.92	$2.16

Diluted earnings per common share:
Continuing operations	$0.88	$0.95	$1.90	$2.15
Discontinued operations	(0.00)	—	0.00	0.00

Diluted earnings per common share	$0.88	$0.95	$1.90	$2.15

Dividends paid per common share	$0.03	$0.03	$0.09	$0.09

12. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $604 and $437 for the three-month periods ended September 30, 2014 and 2013, respectively, related to restricted stock awards and performance unit awards. Stock compensation expense of $2,403 and $1,528 was recorded for the nine-month periods ended September 30, 2014 and 2013, respectively. As of September 30, 2014, unrecognized compensation expense for awards the Company expects to vest approximated $3,469. The Company will recognize this expense over the upcoming 3.4 year period through February 2018.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess income tax benefit realized for the tax deduction from stock-based compensation approximated $283 and $192 for the nine months ended September 30, 2014 and 2013, respectively. This excess income tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

Stock Option Awards

A summary of the current year option activity as of September 30, 2014 is presented below.

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
		Exercise	Contractual	(Dollars in
	Shares	Price	Term	thousands)
Outstanding and Exercisable at January 1, 2014	18,750	$10.64	1.3
Granted	—	—	—
Canceled	—	—	—
Exercised	(11,250)	11.67	—

Outstanding and Exercisable at September 30, 2014	7,500	$9.08	0.6	$276

At September 30, 2014, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $8.97 to $9.29, with a weighted average exercise price of $9.08. At September 30, 2013, common stock options outstanding and exercisable under the Company’s equity plans had option prices ranging from $7.81 to $14.77, with a weighted average exercise price of $10.64 per share.

The total intrinsic value of stock options outstanding and exercisable at September 30, 2013 was $658.

The weighted average remaining contractual life of the stock options outstanding at September 30, 2014 and 2013 was 0.6 and 1.5 years, respectively.

There were no stock options exercised during the three-month period ended September 30, 2014. There were 11,250 stock options with a weighted average exercise price per share of $11.67 exercised during the nine-month period ended September 30, 2014. There were 3,750 stock options exercised during the three and nine-month periods ending September 30, 2013 with an average exercise price of $9.30.

Restricted Stock Awards and Performance Unit Awards

Under the amended and restated 2006 Omnibus Plan, the Company grants eligible employees Restricted Stock and Performance Unit Awards. The forfeitable Restricted Stock Awards generally time-vest after a four year holding period, unless indicated otherwise by the underlying Restricted Stock Agreement. Performance Unit Awards are offered annually under separate three-year long-term incentive programs. Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying program. If the Company’s estimate of the number of Performance Stock Awards expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

The following table summarizes the Restricted Stock Award and Performance Unit Award activity for the period ended September 30, 2014:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	129,726	61,651	$34.00
Granted	19,051	34,652	44.07
Vested	(36,302)	(13,588)	33.96
Adjustment for incentive awards expected to vest	—	(7,845)	43.59
Canceled	—	(2,880)	44.13

Outstanding at September 30, 2014	112,475	71,990	$36.38

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

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three and nine-month periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$5	$8	$17	$25
Interest cost	193	177	578	530
Expected return on plan assets	(242)	(214)	(726)	(642)
Recognized net actuarial loss	16	53	49	159

Net periodic pension (income) cost	$(28)	$24	$(82)	$72

The Company expects to contribute approximately $408 to its United States defined benefit plans in 2014. Contributions of approximately $300 were made during the nine months ended September 30, 2014.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and nine-month periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest cost	$97	$85	$297	$255
Expected return on plan assets	(92)	(73)	(281)	(219)
Amortization of transition amount	(7)	(12)	(21)	(36)
Recognized net actuarial loss	49	57	149	171

Net periodic pension cost	$47	$57	$144	$171

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of $292 are anticipated to the United Kingdom L.B. Foster Rail Technologies, Inc. pension plan during 2014. For the nine months ended September 30, 2014, the Company contributed approximately $219 to the plan.

Defined Contribution Plans

The Company sponsors five defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Salaried Plan	$672	$478	$1,751	$1,422
Union Plan	20	18	59	53
Montreal Plan	20	28	65	88
United Kingdom Plan	32	27	100	95
Burnaby Plan	32	34	107	111

	$776	$585	$2,082	$1,769

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

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at September 30, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Domestic money market funds	$36,386	$36,386	$—	$—	$18,276	$18,276	$—	$—
Non domestic bank term deposits	29,757	29,757	—	—	32,947	32,947	—	—

Total Assets	$66,143	$66,143	$—	$—	$51,223	$51,223	$—	$—

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

Warranty Liability
Balance at December 31, 2013	$7,483
Additions to warranty liability	5,758
Warranty liability utilized	(4,631)

Balance at September 30, 2014	$8,610

Included within the above table are concrete tie warranty reserves of approximately $7,576 and $6,462 as of September 30, 2014 and December 31, 2013, respectively. Increases to the warranty reserve relate to the Company’s standard warranty accrual which is based upon historical claims experience, as well as an incremental $608 reserve related to a transit project warranty issue, and a $4,000 charge related to the Union Pacific Railroad (UPRR) warranty claim recorded during the 2014 second quarter. The incremental adjustment to the transit project addresses a previously established reserve that is nearing completion. Reductions to the reserve balance primarily relate to warranty claims satisfied through the replacement of concrete ties during the nine-month period ended September 30, 2014.

UPRR Warranty Claim

In July 2011, the UPRR notified the Company and its subsidiary, CXT Incorporated (CXT), of a warranty claim under CXT’s 2005 supply contract relating to the sale of pre-stressed concrete railroad ties to the UPRR. The UPRR asserted that a significant percentage of concrete ties manufactured in 2006 through 2011 at CXT’s former Grand Island, NE facility failed to meet contract specifications, had workmanship defects, and were cracking and failing prematurely. Of the 3.0 million ties manufactured between 1999 and 2011 from the Grand Island, NE facility, approximately 1.6 million relate to concrete ties sold to the UPRR during the period of their claim.

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

As of September 30, 2014, the Company and the UPRR have not been able to reconcile the disagreement related to the 2013 warranty replacement activity. The disagreement includes approximately 170,000 ties. The Company and the UPRR have also not been able to reconcile the 2014 warranty replacement activity during the current year.

The Company continues to work with UPRR to identify, replace, and reconcile defective ties related to the warranty claim in accordance with the 2012 amended supply agreement. The Company and UPRR met during the third quarter of 2014 to evaluate each other’s position in an effort to work towards agreement on the unreconciled 2013 and 2014 replacement activity as well as the standards and practices to be implemented for future replacement activity and warranty tie replacement. No agreement was reached and the Company continues to endeavor to reconcile the replaced warranty ties with UPRR.

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

As of September 30, 2014 and December 31, 2013, the Company maintained environmental and litigation reserves approximating $3,305 and $2,192, respectively.

16. INCOME TAXES

The Company’s effective income tax rate from continuing operations for the three and nine months ended September 30, 2014 was 34.2% and 33.3%, respectively and 30.2% and 32.4% for the three and nine months ended September 30, 2013, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2014 differed from the federal statutory rate of 35% due to state income taxes, U.S. domestic production activities deductions and operations in foreign jurisdictions with lower statutory tax rates.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share data)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “may,” “expect,” “could,” “should,” “anticipate,” “plan,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may concern, among other things, the Company’s expectations regarding our strategy, goals, projections and plans regarding our financial position, liquidity and capital resources, the outcome of litigation and product warranty claims, results of operations, decisions regarding our strategic growth initiatives, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: general business conditions, the risk of doing business in international markets, our ability to effectuate our strategy including evaluation of potential opportunities such as strategic acquisitions, joint ventures, and other initiatives, and our ability to effectively integrate new businesses and realize anticipated benefits, a decrease in freight or passenger rail traffic, a lack of state or federal funding for new infrastructure projects, the timeliness and availability of material from major suppliers, labor disputes, the impact of competition, variances in current accounting estimates and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements, domestic and international income taxes, foreign currency fluctuations, inflation, the impact of new regulations including regarding conflict minerals, the ultimate number of concrete ties that will have to be replaced pursuant to product warranty claims, an overall resolution of the related contract claims, risks inherent in litigation, and domestic and foreign governmental regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013 and our other periodic filings with the Securities and Exchange Commission.

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

Quarter-to-date Results of Continuing Operations

	Three Months Ended September 30,		Percent of Total Net Sales Three Months Ended September 30,		Percent Increase/ (Decrease)
	2014	2013	2014	2013	2014 vs. 2013
Net Sales:
Rail Products	$102,105	$105,552	60.9%	65.1%	(3.3)%
Construction Products	49,907	49,320	29.7	30.4	1.2
Tubular Products	15,785	7,376	9.4	4.5	114.0

Total net sales	$167,797	$162,248	100.0%	100.0%	3.4%

	Three Months Ended September 30,		Gross Profit Percentage Three Months Ended September 30,		Percent Increase/ (Decrease)
	2014	2013	2014	2013	2014 vs. 2013
Gross Profit:
Rail Products	$23,358	$21,647	22.9%	20.5%	7.9%
Construction Products	8,421	7,614	16.9	15.4	10.6
Tubular Products	3,220	1,608	20.4	21.8	100.2
LIFO income	302	553	0.2	0.3	(45.4)
Other	(142)	(117)	(0.1)	(0.1)	21.4

Total gross profit	$35,159	$31,305	21.0%	19.3%	12.3%

	Three Months Ended September 30,		Percent of Total Net Sales Three Months Ended September 30,		Percent Increase/ (Decrease)
	2014	2013	2014	2013	2014 vs. 2013
Expenses:
Selling and administrative expenses	$20,644	$17,547	12.3%	10.8%	17.6%
Amortization expense	1,191	701	0.7	0.4	69.9
Interest expense	126	118	0.1	0.1	6.8
Interest income	(140)	(149)	(0.1)	(0.1)	(6.0)
Equity in income of nonconsolidated investments	(477)	(296)	(0.3)	(0.2)	61.1
Other income	(47)	(638)	—	(0.4)	(92.6)

Total expenses	$21,297	$17,283	12.7%	10.7%	23.2%

Income from continuing operations before income taxes	$13,862	$14,022	8.3%	8.6%	(1.1)%
Income tax expense	4,743	4,229	2.8	2.6	12.2

Income from continuing operations	$9,119	$9,793	5.5%	6.0%	(6.9)%

Third Quarter 2014 Compared to Third Quarter 2013 – Company Analysis

Net sales of $167,797 for the quarter ended September 30, 2014 increased by $5,549, or 3.4%, compared to the prior year quarter. Included within the third quarter net sales are acquisition revenues from Ball Winch and Carr Concrete. The consolidated change was attributable to increases of 114.0% and 1.2% in Tubular Products and Construction Products segment sales, respectively, partially offset by a reduction of 3.3% in Rail Products segment sales.

Gross profit margin for the quarter ended September 30, 2014 was 21.0%, or an increase of 166 basis points from the prior year period. The increased profitability was primarily driven by margin improvement within the Rail Products segment, and to a lesser extent the Construction Products segment.

Selling and administrative expenses increased by $3,097, or 17.6%, over the prior year primarily due to personnel-related costs as well as third party consulting and acquisition costs. Included within consulting costs are services related to the preparation for and identification of a new enterprise resource planning system and approximately $560 of acquisition-related costs for the three months ended September 30, 2014. Increased selling and administrative costs also relate to acquired businesses that were not included in the 2013 results.

The Company’s effective income tax rate from continuing operations in the 2014 third quarter was 34.2%, compared to 30.2% in the prior year quarter. The Company’s effective income tax rate for the quarter ended September 30, 2014 differed from the federal statutory rate of 35% due to state income taxes, U.S. domestic production activities deductions and operations in foreign jurisdictions with lower statutory tax rates. The increase in effective tax rate compared to the prior year quarter was primarily due to the recognition of previously unrecognized uncertain state tax positions during the prior year quarter.

Net income from continuing operations for the third quarter of 2014 was $9,119, or $0.88 per diluted share, compared to net income from continuing operations of $9,793, or $0.95 per diluted share, in the prior year quarter.

Results of Continuing Operations – Segment Analysis

Rail Products

	Three Months Ended		(Decrease)	Percent
	September 30,		/Increase	(Decrease)/Increase
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Sales	$102,105	$105,552	$(3,447)	(3.3)%

Gross Profit	$23,358	$21,647	$1,711	7.9%

Gross Profit Percentage	22.9%	20.5%	2.4%	11.7%

Third Quarter 2014 Compared to Third Quarter 2013

Rail Products segment sales decreased $3,447, or 3.3%, compared to the prior year period. The sales decline within the segment was primarily attributable to a combined 16.6%, reduction in Rail Distribution and Transit product sales. The declines in Rail Distribution were attributable to operational issues that have been corrected and the Transit decline was a result of the Honolulu transit project that is nearing completion. Partially offsetting these declines were increases of 19.0% and 14.2% increases in Rail Technology and CXT concrete tie sales, respectively.

Compared to the prior year quarter, the Rail Products segment generated an increase in new orders of 41.2%.

The Rail Products segment experienced an increase in gross profit margins of 236 basis points compared to the prior year period. The increased profit primarily relates to favorable product mix, and to a lesser extent, favorable cost developments on long-term projects within the Transit division.

Construction Products

	Three Months Ended			Percent
	September 30,		Increase	Increase
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Sales	$49,907	$49,320	$587	1.2%

Gross Profit	$8,421	$7,614	$807	10.6%

Gross Profit Percentage	16.9%	15.4%	1.5%	9.7%

Third Quarter 2014 Compared to Third Quarter 2013

Construction Products segment sales increased $587, or 1.2%, compared to the prior year period. The increase relates to revenues from the July 2014 acquisition of Carr Concrete and increased Fabricated Bridge Products sales which were largely offset by reductions within the Piling Products business due to insufficient product supply as well as declines in the concrete buildings businesses (excluding the Carr Concrete acquisition).

Compared to the prior year quarter, the Construction Products segment experienced a reduction in new orders of 34.0%. New orders from the recently acquired Carr Concrete business represented 11.0% of current quarter orders. Although new orders contracted during the quarter, backlog levels exceeded the prior year by 6.2%.

The gross profit percentage increased by 145 basis points. With the exception of a 100 basis point decline in the Piling business, the margin increases were due to greater profitability within all of the businesses as well as accretive margins related to the July 2014 Carr Concrete acquisition.

Tubular Products

	Three Months Ended		Increase	Percent
	September 30,		/(Decrease)	Increase/(Decrease)
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Sales	$15,785	$7,376	$8,409	114.0%

Gross Profit	$3,220	$1,608	$1,612	100.2%

Gross Profit Percentage	20.4%	21.8%	(1.4)%	(6.4)%

Third Quarter 2014 Compared to Third Quarter 2013

Tubular Products segment sales increased $8,409, or 114.0%, compared to the prior year period. This increase relates primarily to the Coated Products business. The favorable Coated sales were driven by organic sales increases of 174.8% as well as sales from our November 2013 acquisition of Ball Winch. Tubular Products gross margins declined due principally to lower Coated margins, which is reflective of cost overruns on a project that was substantially completed by September 30, 2014.

Compared to the prior year quarter, the Tubular Products segment experienced an increase in new orders of 43.9%. Included in the increase are orders from the acquisition of Ball Winch which represented 21.6% of current quarter orders.

Year-to-date Results of Continuing Operations

	Nine Months Ended September 30,		Percent of Total Net Sales Nine Months Ended September 30,		Percent Increase/(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
Net Sales:
Rail Products	$283,085	$277,843	63.5%	62.9%	1.9%
Construction Products	119,100	129,828	26.7	29.4	(8.3)
Tubular Products	43,858	33,834	9.8	7.7	29.6

Total net sales	$446,043	$441,505	100.0%	100.0%	1.0%

	Nine Months Ended September 30,		Gross Profit Percentage Nine Months Ended September 30,		Percent Increase/(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
Gross Profit:
Rail Products	$58,315	$56,146	20.6%	20.2%	3.9%
Construction Products	21,826	19,251	18.3	14.8	13.4
Tubular Products	9,741	10,060	22.2	29.7	(3.2)
LIFO income	500	299	0.1	0.1	67.2
Other	(396)	(428)	(0.1)	(0.1)	(7.5)

Total gross profit	$89,986	$85,328	20.2%	19.3%	5.5%

	Nine Months Ended September 30,		Percent of Total Net Sales Nine Months Ended September 30,		Percent Increase/(Decrease)
	2014	2013	2014	2013	2014 vs. 2013
Expenses:
Selling and administrative expenses	$58,268	$52,628	13.1%	11.9%	10.7%
Amortization expense	3,504	2,102	0.8	0.5	66.7
Interest expense	375	376	0.1	0.1	(0.3)
Interest income	(431)	(494)	(0.1)	(0.1)	(12.8)
Equity in income of nonconsolidated investments	(823)	(892)	(0.2)	(0.2)	(7.7)
Other income	(297)	(953)	(0.1)	(0.2)	(68.8)

Total expenses	$60,596	$52,767	13.6%	12.0%	14.8%

Income from continuing operations before income taxes	$29,390	$32,561	6.6%	7.4%	(9.7)%
Income tax expense	9,774	10,560	2.2	2.4	(7.4)

Income from continuing operations	$19,616	$22,001	4.4%	5.0%	(10.8)%

First Nine Months of 2014 Compared to First Nine Months of 2013 – Company Analysis

Net sales of $446,043 for the nine months ended September 30, 2014 increased by $4,538, compared to the prior year period. Included within the September 30, 2014 sales are acquisition related revenues from Ball Winch and Carr Concrete. The sales increase was attributable to increases of 29.6% and 1.9% in Tubular Products and Rail Products segment sales, respectively, which were partially offset by a decrease of 8.3% in Construction Products segment sales

Gross profit margin for the nine months ended September 30, 2014 was 20.2%, or 85 basis points higher than the prior year. The margin increase was diluted due to a second quarter 2014 warranty charge of $4,608 within the Rail Products segment. Excluding the impact of the charge, the increase was due to improvements within the Rail and Construction Products segments.

Selling and administrative expenses increased by $5,640, or 10.7%, over the prior year period. The cost increases for the nine months ended September 30, 2014 were primarily attributable to personnel-related costs as well as third party consulting and acquisition costs. The consulting costs related to the preparation for and identification of a new enterprise resource planning system and approximately $680 of acquisition-related costs for the nine months ended September 30, 2014. Increased selling and administrative costs also relate to acquired businesses that were not included in the 2013 results.

The Company’s effective income tax rate from continuing operations for the first nine months of 2014 was 33.3%, compared to 32.4% in the prior year period. The Company’s effective income tax rate for the nine months ended September 30, 2014 differed from the federal statutory rate of 35% primarily due to the recognition of previously unrecognized state tax benefits. The increase in effective tax rate compared to the prior year period was due to the recognition of uncertain state tax positions during the prior year.

Net income from continuing operations for the first nine months of 2014 was $19,616, or $1.90 per diluted share, which compares to net income from continuing operations for the 2013 period of $22,001, or $2.15 per diluted share.

Results of Continuing Operations – Segment Analysis

Rail Products

	Nine Months Ended			Percent
	September 30,		Increase	Increase
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Sales	$283,085	$277,843	$5,242	1.9%

Gross Profit	$58,315	$56,146	$2,169	3.9%

Gross Profit Percentage	20.6%	20.2%	0.4%	2.0%

First Nine Months of 2014 Compared to First Nine Months of 2013

Rail Products segment sales increased $5,242, or 1.9%, compared to the prior year period. Rail Technologies increased by 22.3%, Allegheny Rail Products increased by 25.4%, and CXT concrete ties increased by 15.8%. Partially offsetting these increases was a 13.9% combined reduction from Rail Distribution, Transit and Trackwork sales.

During the nine-month period ended September 30, 2014, the Rail Products segment generated an increase in new orders of 21.6% compared to the prior year period.

The gross profit margin increased by 39 basis points over the preceding year period. During the second quarter of 2014, the CXT concrete railroad tie business incurred a $4,608 warranty charge as further described in Note 15. With the exception of the CXT concrete tie business, profit margins across all Rail Product businesses experienced growth. Contributing to the 2014 margins were favorable sales mix within Rail Products businesses, and to a lesser extent, favorable cost developments on long-term projects within the Transit Products business.

Construction Products

	Nine Months Ended		(Decrease)	Percent
	September 30,		/Increase	(Decrease)/Increase
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Sales	$119,100	$129,828	$(10,728)	(8.3)%

Gross Profit	$21,826	$19,251	$2,575	13.4%

Gross Profit Percentage	18.3%	14.8%	3.5%	23.6%

First Nine Months of 2014 Compared to First Nine Months of 2013

Construction Products segment sales decreased $10,728, or 8.3%, compared to the prior year period. The reduction relates to a 23.1% and 11.3% decline in Piling and CXT concrete buildings sales, respectively. The Piling Products decline is partially related to a shortage of product in the current year. Partially offsetting these declines was a 91.3% increase in Fabricated Bridge Products sales as well as sales from the July 2014 acquisition of Carr Concrete.

During the nine-month period ended September 30, 2014, the Construction Products segment new orders remained flat compared to the prior year. New orders from the recently acquired Carr Concrete business represented 2.9% of current year orders.

The gross profit percentage increased by 349 basis points due to gross margin improvements in all Construction Products’ businesses as well as favorable product mix.

Tubular Products

	Nine Months Ended		Increase	Percent
	September 30,		/(Decrease)	Increase/(Decrease)
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Sales	$43,858	$33,834	$10,024	29.6%

Gross Profit	$9,741	$10,060	$(319)	(3.2)%

Gross Profit Percentage	22.2%	29.7%	(7.5)%	(25.3)%

First Nine Months of 2014 Compared to First Nine Months of 2013

Tubular Products segment sales increased $10,024, or 29.6%, compared to the prior year period. Approximately 80% of the increase relates to greater Coated product sales as a result of our November 2013 acquisition of Ball Winch which was enhanced by a 9.7% increase excluding the acquired business. Tubular Products gross margins were unfavorably impacted by cost overruns on a Coated project that was essentially completed by September 30, 2014.

During the nine-month period ended September 30, 2014, the Tubular Products segment generated an increase in new orders of 64.5% compared to the prior year. Included in the increase are orders from the acquisition of Ball Winch which represented 20.0% of current year orders.

Other

Segment Backlog

Total Company backlog from continuing operations at September 30, 2014 was approximately $223,230 and is summarized by business segment in the following table for the periods indicated:

	Backlog
	September 30,	December 31,	September 30,
	2014	2013	2013
Rail Products	$127,768	$121,853	$110,910
Construction Products	88,250	53,483	83,102
Tubular Products	7,212	7,775	3,529

Total Backlog from Continuing Operations	$223,230	$183,111	$197,541

Warranty

As of September 30, 2014, the Company maintained a total product warranty reserve of approximately $8,610 for its estimate of all potential product warranty claims. Of this total, $7,576 reflects the current estimate of the Company’s exposure for potential product warranty claims related to concrete tie production. While the Company believes this is a reasonable estimate of its potential contingencies related to identified concrete tie warranty matters, the Company may incur future charges associated with new customer claims or further development of information for existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on the Company’s results of operations and financial condition.

As of September 30, 2014, the Company and the Union Pacific Railroad (UPRR) have been unable to reconcile the disagreement related to the 2013 warranty replacement activity. The disagreement includes approximately 170,000 ties. The Company and the UPRR have also been unable to reconcile all 2014 warranty replacement activity during the current year.

The Company continues to work with UPRR to identify, replace, and reconcile defective ties related to the warranty claim in accordance with the 2012 amended supply agreement. The Company and UPRR met during the third quarter of 2014 to evaluate each other’s position in an effort to work towards agreement on the unreconciled 2013 and 2014 replacement activity. The Company and the UPRR also discussed the standards and practices to be implemented for future replacement activity. No agreement was reached and the Company continues to endeavor to reconcile the replaced warranty ties with the UPRR.

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

Liquidity and Capital Resources

Total debt related to capital lease obligations was $374 and $56 as of September 30, 2014 and December 31, 2013, respectively.

Our need for liquidity relates primarily to seasonal working capital requirements for continuing operations, capital expenditures, joint venture capital obligations, strategic investments or acquisitions, debt service obligations, share repurchases, and dividends.

The following table summarizes the year-to-date impact of these items:

	September 30,
	2014	2013
Liquidity needs:
Working capital and other assets and liabilities	$19,460	$(27,021)
Capital expenditures	(11,593)	(5,648)
Capital contributions to equity method investments	(82)	—
Other long-term debt repayments	(78)	(14)
Financing costs paid	(473)	—
Treasury stock acquisitions	(918)	(633)
Dividends paid to common shareholders	(931)	(931)
Acquisitions	(12,786)	—
Cash interest paid	(267)	(257)

Net liquidity needs	(7,668)	(34,504)

Liquidity sources:
Internally generated cash flows before interest paid	29,801	29,187
Dividends from LB Pipe & Coupling Products, LLC	630	558
Proceeds from asset sales	184	—
Equity transactions	414	227
Other long-term debt proceeds	316	—
Foreign exchange effects	(1,898)	(1,192)

Net liquidity sources	29,447	28,780

Discontinued operations	114	257

Net Change in Cash	$21,893	$(5,467)

Cash Flow from Continuing Operating Activities

During the nine months ended September 2014, cash flows from continuing operations provided $49,624, an increase of $47,157, compared to the 2013 period. For the nine months ended September 30, 2014, income, adjustments to income from continuing operating activities, and dividends from the LB Pipe JV provided $30,164 compared to $29,488 in the 2013 period. Working capital and other assets and liabilities provided $19,460 in the current period compared to use of $27,021 in the prior year period. Enhanced working capital management relative to collections, advanced billings on long-term projects, and timing of tax payments have led to the significant increase in cash flows from continuing operations for the period ended September 30, 2014.

The Company’s calculation for days sales outstanding at September 30, 2014 was 48 days compared to 52 days at December 31, 2013 and we believe our receivable portfolio is strong.

Cash Flow from Continuing Investing Activities

Capital expenditures were $11,593 for the first nine months of 2014 compared to $5,648 for the same 2013 period. Current period expenditures related to improvements to our Birmingham, AL coated products facility, equipment costs to expand into adjacent markets within our bridge products and Ball Winch coated products businesses, and general plant and yard improvements. During the prior year, capital expenditures related to improvements to our machinery and equipment across each segment with no individually significant additions. We anticipate total capital spending in 2014 will range between $16,000 and $19,000 and will be funded by cash flow from continuing operations.

As of September 30, 2014, cash outflows related to acquisitions were $12,786. A cash payment of $12,291 was made on July 7, 2014 for the acquisition of Carr Concrete and a post closing working capital payment of $495 was made in the first quarter of 2014 related to our acquisition of Ball Winch.

Cash Flow from Financing Activities

During the nine-month periods ended September 30, 2014 and 2013, we did not purchase any common shares of the Company under our existing share repurchase authorization. However, we withheld 20,301 and 14,417 shares to pay employee withholding taxes in connection with the vesting of restricted stock awards for approximately $918 and $633 for the periods ended September 30, 2014 and 2013, respectively. Cash outflows related to dividends were $931 during each period. Included in financing activities for the period ended September 30, 2014 were costs of $473 related to the amended credit agreement and funding for equipment debt of $316.

Cash Flow from Discontinued Operations

For the nine-month periods ended September 30, 2014 and 2013, cash flows from discontinued operations provided $114 and $257 from operating activities, respectively.

Financial Condition

As of September 30, 2014, we had $86,516 in cash and cash equivalents and credit facilities with $201,688 of availability while carrying only $374 in total debt. We believe this liquidity will provide the flexibility to take advantage of both organic and external investment opportunities.

Included within cash and cash equivalents are money market funds with various underlying securities. Our priority continues to be short-term maturities and the preservation of our principal balances. Approximately $50,791 of our cash and cash equivalents was held in non-domestic bank accounts, and is not available to fund domestic operations unless repatriated. It is management’s intent to indefinitely reinvest such funds outside of the United States, as the Company would need to accrue and pay additional income and withholding taxes if these funds were repatriated.

Borrowings under the Amended Credit Agreement will bear interest at rates based upon either the base rate or Euro-rate plus applicable margins. Applicable margins are dictated by the ratio of the Company’s indebtedness less cash on hand to the Company’s consolidated EBITDA, as defined in the underlying Amended Credit Agreement. The base rate is the highest of (a) PNC Bank’s prime rate, (b) the Federal Funds Rate plus 0.50% or (c) the daily Euro-rate (as defined in the Amended Credit Agreement) plus 1.00%. The base rate and Euro-rate spreads range from 0.00% to 1.00% and 1.00% to 2.00%, respectively.

The Amended Credit Agreement includes two financial covenants: (a) Leverage Ratio, defined as the Company’s indebtedness less cash on hand, in excess of $15,000, divided by the Company’s consolidated EBITDA, which must not exceed 3.25 to 1.00 and (b) Minimum Interest Coverage, defined as consolidated EBITDA less capital expenditures divided by consolidated interest expense, which must be no less than 3.00 to 1.00.

The Amended Credit Agreement permits the Company to pay dividends, distributions, and make redemptions with respect to its stock provided no event of default or potential default (as defined in the Amended Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Dividends, distributions, and redemptions are capped at $25,000 per year when funds are drawn on the facility. If no drawings on the facility exist, dividends, distributions, and redemptions in excess of $25,000 per year are subjected to a limitation of $75,000 in the aggregate. The $75,000 aggregate limitation also permits certain loans, investments, and acquisitions.

Other restrictions exist at all times including, but not limited to, limitation of the Company’s sale of assets, other indebtedness incurred by either the borrowers or the non-borrower subsidiaries of the Company, guarantees, and liens.

As of September 30, 2014, the Company was in compliance with the Amended Credit Agreement’s covenants.

Critical Accounting Policies

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company’s critical accounting policies since December 31, 2013. A summary of the Company’s critical accounting policies and estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations, and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2013 is included in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources. There were no material changes to these arrangements during the nine-month period ended September 30, 2014.

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

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the nine-month period ended September 30, 2014.

Item 4. Controls and Procedures

a)	L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

b)	There have been no changes in the Company’s internal controls over financial reporting that occurred in the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

(Dollars in thousands, except share data)

Item 1. Legal Proceedings

See Note 15, “Commitments and Contingent Liabilities,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014, as well as those risk factors included in our Quarterly Reports on Form 10-Q filed since that date, which could materially affect our business, financial condition, financial results, or future performance. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition, and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s purchases of equity securities for the three-month period ended September 30, 2014 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1, 2014 - July 31, 2014	—	$—	—	$15,000
August 1, 2014 - August 31, 2014	—	—	—	15,000
September 1, 2014 - September 30, 2014	—	—	—	15,000

Total	—	$—	—	$15,000

(1)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock

(2)	On December 4, 2013, the Board of Directors authorized the repurchase of up to $15,000 of the Company’s common shares until December 31, 2016. This authorization became effective January 1, 2014.

While we did not purchase any common shares of the Company during the nine-month period ended September 30, 2014 under our existing share repurchase authorization, we did withhold 20,301 shares for approximately $918 from employees to pay their withholding taxes in connection with the vesting of restricted stock awards.

Item 4. Mine Safety Disclosures

This item is not applicable to the Company.

Item 6. Exhibits

All exhibits are incorporated herein by reference:

10.7	$200,000,000 Amended and Restated Credit Agreement dated September 23, 2014, between Registrant and PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., and Citizens Bank of Pennsylvania, incorporated by reference to Exhibit 10.0 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on September 26, 2014.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY (Registrant)

Date: November 4, 2014	By: /s/ David J. Russo
David J. Russo
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer of Registrant)

Index to Exhibits

All exhibits are incorporated herein by reference:

Exhibit Number	Description

10.7	$200,000,000 Amended and Restated Credit Agreement dated September 23, 2014, between Registrant and PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., and Citizens Bank of Pennsylvania, incorporated by reference to Exhibit 10.0 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on September 26, 2014.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.