Form 10-Q
period 2015-03-31
FOSTER L B CO
filed 2015-05-06
CIK 352825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, Par Value $.01	10,390,155 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,550	$52,024
Accounts receivable - net	93,468	90,178
Inventories - net	105,686	95,089
Current deferred tax assets	4,440	3,497
Prepaid income tax	3,190	2,790
Other current assets	8,334	4,101

Total current assets	252,668	247,679
Property, plant, and equipment - net	125,141	74,802
Other assets:
Goodwill	215,130	82,949
Other intangibles - net	93,646	82,134
Investments	5,907	5,824
Other assets	3,234	1,733

Total assets	$695,726	$495,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,764	$67,166
Deferred revenue	8,010	8,034
Accrued payroll and employee benefits	9,984	13,419
Accrued warranty	10,344	11,500
Current maturities of long-term debt	675	676
Current deferred tax liabilities	77	77
Other accrued liabilities	11,892	7,899

Total current liabilities	97,746	108,771
Long-term debt	217,560	25,752
Deferred tax liabilities	27,990	10,945
Other long-term liabilities	16,934	13,765
Stockholders’ equity:
Common stock, par value $.01, authorized 20,000,000 shares; shares issued at March 31, 2015 and December 31, 2014, 11,115,779; shares outstanding at March 31, 2015 and December 31, 2014, 10,278,801 and 10,242,405, respectively	111	111
Paid-in capital	46,966	48,115
Retained earnings	326,541	322,672
Treasury stock - at cost, common stock, shares at March 31, 2015 and December 31, 2014, 836,978 and 873,374, respectively	(21,932)	(23,118)
Accumulated other comprehensive loss	(16,190)	(11,892)

Total stockholders’ equity	335,496	335,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$695,726	$495,121

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net sales	$137,907	$111,414
Cost of goods sold	107,254	87,287

Gross profit	30,653	24,127
Selling and administrative expenses	22,251	18,025
Amortization expense	2,157	1,141
Interest expense	613	123
Interest income	(57)	(144)
Equity in income of nonconsolidated investments	(173)	(204)
Other income	(803)	(135)

	23,988	18,806

Income before income taxes	6,665	5,321
Income tax expense	2,380	1,672

Net income	$4,285	$3,649

Basic earnings per common share	$0.42	$0.36

Diluted earnings per common share	$0.41	$0.35

Dividends paid per common share	$0.04	$0.03

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Net income	$4,285	$3,649

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4,387)	(1,750)
Reclassification of pension liability adjustments to earnings, net of tax expense of $46 and $21 *	89	41

Other comprehensive loss, net of tax	(4,298)	(1,709)

Comprehensive (loss) income	$(13)	$1,940

*	Reclassifications out of accumulated other comprehensive income for pension obligations are charged to selling and administrative expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,285	$3,649
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	(206)	(195)
Depreciation and amortization	4,776	2,902
Equity in income of nonconsolidated investments	(173)	(204)
Loss on sales and disposals of property, plant, and equipment	—	12
Share-based compensation	620	575
Excess income tax benefit from share-based compensation	(310)	(85)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	16,044	31,574
Inventories	(8,276)	(833)
Other current assets	(1,059)	(1,755)
Prepaid income tax	(745)	450
Other noncurrent assets	(1,429)	43
Dividends from LB Pipe & Coupling Products, LLC	90	90
Accounts payable	(12,478)	(2,568)
Deferred revenue	(1,083)	1,401
Accrued payroll and employee benefits	(5,540)	(3,135)
Other current liabilities	(1,928)	(330)
Other liabilities	(17)	595

Net cash (used) provided by operating activities	(7,429)	32,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	4	184
Capital expenditures on property, plant, and equipment	(4,466)	(3,499)
Acquisitions, net of cash acquired	(189,200)	(495)

Net cash used by investing activities	(193,662)	(3,810)

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(28,084)	(19)
Proceeds from long-term debt	219,891	316
Proceeds from exercise of stock options and stock awards	68	—
Financing fees	(1,670)	—
Treasury stock acquisitions	(962)	(747)
Cash dividends on common stock paid to shareholders	(416)	(309)
Excess income tax benefit from share-based compensation	310	85

Net cash provided (used) by financing activities	189,137	(674)

Effect of exchange rate changes on cash and cash equivalents	(2,520)	(1,194)
Net (decrease) increase in cash and cash equivalents	(14,474)	26,508
Cash and cash equivalents at beginning of period	52,024	64,623

Cash and cash equivalents at end of period	$37,550	$91,131

Supplemental disclosure of cash flow information:
Interest paid	$288	$87

Income taxes paid	$3,551	$1,480

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Amounts included in the balance sheet as of December 31, 2014 were derived from our audited balance sheet. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In this Quarterly Report on Form 10-Q, references to “Foster,” “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster and its consolidated subsidiaries.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating its implementation approach and assessing the impact of ASU 2014-09 on our financial position and results of operations.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015- 03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

As a result of recently completed acquisitions, during the first quarter of 2015, the Company renamed the Rail Products and Tubular Products business segments to Rail Products and Services and Tubular and Energy Services, respectively. The name changes principally relate to adjacent market growth which has created a platform to enhance our product and service offerings within the rail and energy markets. Excluding the addition of current year acquisitions, there were no changes to the divisions that have been aggregated within the segments nor were there changes to the historical reportable segment results.

The following table illustrates revenues and profits from operations of the Company by segment for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Net	Segment	Net	Segment
	Sales	Profit	Sales	Profit
Rail Products and Services	$77,676	$6,072	$73,496	$5,316
Construction Products	34,290	1,228	27,383	1,216
Tubular and Energy Services	25,941	1,958	10,535	586

Total	$137,907	$9,258	$111,414	$7,118

Segment profits from operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of generally 1% per month. There has been no change in the measurement of segment profit from operations from December 31, 2014. The internal cost of capital charges are eliminated during the consolidation process.

The following table provides a reconciliation of reportable segment net profit from operations to the Company’s consolidated total:

	Three Months Ended March 31,
	2015	2014
Income for reportable segments	$9,258	$7,118
Interest expense	(613)	(123)
Interest income	57	144
Other income	803	135
LIFO expense	(6)	(4)
Equity in income of nonconsolidated investments	173	204
Corporate expense, cost of capital elimination, and other unallocated charges	(3,007)	(2,153)

Income before income taxes	$6,665	$5,321

The following table illustrates assets of the Company by segment:

	March 31,	December 31,
	2015	2014
Rail Products and Services	$248,870	$239,951
Construction Products	93,617	102,978
Tubular and Energy Services	323,472	130,289
Unallocated corporate assets	38,062	30,192
LIFO	(8,295)	(8,289)

Total	$695,726	$495,121

3. ACQUISITIONS

Inspection Oilfield Services (IOS)

On March 13, 2015, the Company acquired IOS Holdings, Inc. for approximately $166,933, net of cash acquired and an estimated working capital receivable adjustment of $2,834. The purchase agreement includes an earn-out provision for the seller to generate an additional $60,000 of proceeds upon achieving certain levels of EBITDA during the three year period beginning on January 1, 2015. As of March 31, 2015, the Company has not been able to estimate the earn-out proceeds that are expected to be earned. Approximately $7,600 of the purchase price is held in escrow to satisfy potential indemnity claims made under the purchase agreement. IOS is a leading independent provider of tubular management services with operations in every significant oil and gas producing region in the continental United States. The acquisition has been included within our Tubular and Energy Services segment from the date of acquisition through March 31, 2015.

Tew Holdings, LTD

On January 13, 2015, the Company acquired Tew Holdings, LTD (Tew) for $26,424, net of cash acquired. The purchase price includes an estimated $4,156 related to working capital and net debt adjustments. The non-domestic cash payment includes approximately $600 which is held in escrow to satisfy potential indemnity claims made under the purchase agreement. Headquartered in Nottingham, UK, Tew provides application engineering solutions primarily to the rail market and other major industries. The results of Tew’s operations have been included within the Rail Products and Services segment from the date of acquisition through March 31, 2015.

Chemtec Energy Services, L.L.C.

On December 30, 2014, the Company acquired Chemtec Energy Services, L.L.C. (Chemtec) for $66,719, net of cash received, which is inclusive of $1,867 related to working capital adjustments. The cash payment included $5,000 which is held in escrow to satisfy potential indemnity claims made under the purchase agreement. Chemtec is a domestic manufacturer and turnkey provider of blending, injection, and metering equipment for the oil and gas industry. The acquired business is included within our Tubular and Energy Services segment.

FWO

On October 29, 2014, the Company acquired FWO, a business of Balfour Beatty Rail GmbH for $1,103, inclusive of a $161 post-closing working capital receivable adjustment. FWO is engaged in the electronic track lubrication and maintenance business and has been included in our Rail Products and Services segment.

Carr Concrete

On July 7, 2014, the Company acquired Carr Concrete Corporation (Carr) for $12,480, inclusive of a $189 post-closing purchase price adjustment. Carr is a provider of pre-stressed and precast concrete products located in Waverly, WV and the transaction was funded with cash on hand. Included within the purchase price is $1,000 which is held in escrow to satisfy potential indemnity claims made under the purchase agreement. The results of Carr’s operations are included in our Construction Products segment.

Acquisition Summary

Each transaction was accounted for under the acquisition method of accounting under U.S. generally accepted accounting principles which requires an acquiring entity to recognize, with limited exceptions, all of the assets acquired and liabilities assumed in a transaction at fair value as of the acquisition date. Goodwill primarily represents the value paid for each acquisition’s enhancement to the Company’s product and service offerings and capabilities, as well as a premium payment related to the ability to control the acquired assets. The Company has concluded that intangible assets and goodwill values resulting from the Chemtec, FWO, and Carr transactions will be deductible for tax purposes. Acquisition related costs for the three-month period ended March 31, 2015 were $370.

The following unaudited pro forma consolidated income statement presents the Company’s results as if the acquisitions of IOS, Tew, and Chemtec had occurred on January 1, 2014 exclusive of the incremental amortization, depreciation, and other fair value adjustments for IOS, as the Company has not yet completed the necessary fair value appraisals to quantify those adjustments:

	Three months ended
	March 31,	March 31,
	2015	2014
Net sales	$153,981	$160,118
Gross profit	35,125	39,526
Net income	4,331	7,534
Diluted earnings per share
As Reported	$0.41	$0.35
Pro forma	$0.42	$0.73

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Allocation of Purchase Price	March 13, 2015 - IOS	January 13, 2015 - Tew	December 30, 2014 - Chemtec	October 29, 2014 - FWO	July 7, 2014 - Carr
Current assets	$19,104	$11,957	$15,528	$131	$3,180
Other assets	90	—	—	—	45
Property, plant, and equipment	47,968	2,398	4,705	—	7,648
Goodwill	123,412	9,079	22,302	971	1,936
Other intangibles	—	14,048	33,130	419	1,348
Liabilities assumed	(22,341)	(6,647)	(6,756)	(418)	(1,677)

Total	$168,233	$30,835	$68,909	$1,103	$12,480

The purchase price allocations for Tew, Chemtec, and FWO are based on preliminary valuations. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement recognized for assets or liabilities assumed, the Company will retrospectively adjust the amounts recognized as of the acquisition date.

The fair values of the assets acquired and liabilities assumed for the IOS acquisition have been preliminarily estimated based upon their carrying value as the Company has not had sufficient time to properly determine the fair values. The Company is currently working with third party valuation firms to determine fair values of acquired inventory, property, plant, and equipment, identified intangible assets, and lease obligations. Upon completion of the valuation procedures, the Company will adjust the fair values and the related impact on deferred taxes. Revisions to the estimates, including the estimated earn-out consideration, will be made as fair values are determined within the measurement period. As a result, the Company has not recorded amortization expense related to intangible assets and will adjust amortization during the second quarter 2015. The excess consideration has been preliminarily allocated to goodwill and will be adjusted as the Company finalizes its valuation process and allocates the purchase price to the various acquired assets.

Intangible asset values for the 2014 acquisition of Carr were finalized during 2015.

The following table summarizes the estimates of the fair values and amortizable lives of the identifiable intangible assets acquired:

Intangible Asset	January 13, 2015 - Tew	December 30, 2014 - Chemtec	October 29, 2014 - FWO	July 7, 2014 - Carr
Trade name	$870	$3,149	$—	$613
Customer relationships	10,035	23,934	34	524
Technology	2,480	4,930	341	87
Non-competition agreements	663	1,117	44	124

Total identified intangible assets	$14,048	$33,130	$419	$1,348

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table represents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance at December 31, 2014	$38,956	$5,147	$38,846	$82,949
Acquisitions	9,079	—	123,412	132,491
Foreign currency translation impact	(310)	—	—	(310)

Balance at March 31, 2015	$47,725	$5,147	$162,258	$215,130

The Company performs goodwill impairment tests annually unless it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform interim goodwill impairment test. No goodwill impairment test was required in connection with these evaluations for the three months ended March 31, 2015. The Company performs its annual evaluation of the carrying value of its goodwill during the fourth quarter.

The following table represents the gross intangible assets balance by reportable segment:

	2015	2014
Rail Products and Services	$58,417	$44,781
Construction Products	3,178	3,178
Tubular and Energy Services	47,812	47,812

	$109,407	$95,771

The components of the Company’s intangible assets are as follows:

	March 31, 2015
	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
Non-compete agreements	5	$4,786	$(941)	$3,845
Patents	10	523	(163)	360
Customer relationships	17	54,247	(5,579)	48,668
Supplier relationships	5	350	(285)	65
Trademarks and trade names	14	11,616	(2,093)	9,523
Technology	14	37,885	(6,700)	31,185

		$109,407	$(15,761)	$93,646

	December 31, 2014
	Weighted Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
Non-compete agreements	5	$4,143	$(705)	$3,438
Patents	10	564	(189)	375
Customer relationships	19	44,450	(4,679)	39,771
Supplier relationships	5	350	(268)	82
Trademarks and trade names	14	10,765	(1,855)	8,910
Technology	14	35,499	(5,941)	29,558

		$95,771	$(13,637)	$82,134

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 15 years. Amortization expense from operations for the three-month periods ended March 31, 2015 and 2014 was $2,157 and $1,141, respectively.

Estimated amortization expense for the remainder of 2015 and the years 2016 and thereafter is as follows:

Amortization Expense
2015	$6,325
2016	8,441
2017	8,410
2018	8,305
2019	7,584
2020 and thereafter	54,581

$93,646

5. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and while collateral is not required, the Company often receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Trade accounts receivable at March 31, 2015 and December 31, 2014 have been reduced by an allowance for doubtful accounts of $1,215 and $1,036, respectively.

6. INVENTORIES

Inventories of the Company at March 31, 2015 and December 31, 2014 are summarized in the following table:

	March 31,	December 31,
	2015	2014
Finished goods	$75,165	$65,335
Work-in-process	13,713	16,188
Raw materials	25,103	21,855

Total inventories at current costs	113,981	103,378
Less: LIFO reserve	(8,295)	(8,289)

	$105,686	$95,089

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

As of March 31, 2015 and December 31, 2014, the Company had a nonconsolidated equity method investment of $5,845 and $5,746, respectively, in the LB Pipe JV and other investments totaling $62 and $78, respectively.

The Company recorded equity in the income of the LB Pipe JV of approximately $189 and $204 for the three months ended March 31, 2015 and 2014, respectively. During the periods ending March 31, 2015 and 2014 the Company received cash distributions of $90. There were no changes to the Company’s 45% ownership interest as a result of the proportional distribution.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the LB Pipe JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the LB Pipe JV for its operations. The carrying amounts with the maximum exposure to loss of the Company at March 31, 2015 and December 31, 2014, respectively, are as follows:

	March 31,	December 31,
	2015	2014
LB Pipe JV equity method investment	$5,845	$5,746
Net investment in direct financing lease	1,087	1,117

	$6,932	$6,863

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

The following is a schedule of the direct financing minimum lease payments for the remainder of 2015 and the years 2016 and thereafter:

Minimum Lease Payments
2015	$92
2016	131
2017	140
2018	150
2019	574
2020 and thereafter	—

$1,087

8. DEFERRED REVENUE

Deferred revenue of $8,010 and $8,034 as of March 31, 2015 and December 31, 2014, respectively, consists of customer payments received for which the revenue recognition criteria have not yet been met. The Company has significantly fulfilled its obligations under the contracts and the customers have paid, but due to the Company’s continuing involvement with the material, revenue is precluded from being recognized until title passes to the customer.

9. LONG-TERM DEBT

United States

Long-term debt consists of the following:

	March 31,	December 31,
	2015	2014
Revolving credit facility	$216,261	$24,200
Capital leases and financing agreements	1,974	2,228

Total	218,235	26,428
Less current maturities	675	676

Long-term portion	$217,560	$25,752

On March 13, 2015, L.B. Foster (“the Company”), its domestic subsidiaries, and certain of its Canadian subsidiaries entered into an amended and restated $335,000 Revolving Credit Facility Credit Agreement (“Amended Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and

Branch Banking and Trust Company. This Amended Credit Agreement modifies the prior revolving credit facility which had a maximum credit line of $200,000. The Amended Credit Agreement provides for a five-year, unsecured revolving credit facility that permits borrowings of up to $335,000 for the U.S. borrowers and a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian borrowers. The Amended Credit Agreement’s accordion feature permits the Company to increase the available revolving borrowings under the facility by up to an additional $100,000 subject to the Company’s receipt of increased commitments from existing or new lenders and to certain conditions being satisfied.

Borrowings under the Amended Credit Agreement will bear interest at rates based upon either the base rate or Euro-rate plus applicable margins. Applicable margins are dictated by the ratio of the Company’s indebtedness less consolidated cash on hand to the Company’s consolidated EBITDA, as defined in the underlying Amended Credit Agreement. The base rate is the highest of (a) PNC Bank’s prime rate, (b) the Federal Funds Rate plus 0.50% or (c) the daily Euro-rate (as defined in the Amended Credit Agreement) plus 1.00%. The base rate and Euro-rate spreads range from 0.00% to 1.50% and 1.00% to 2.50%, respectively.

The Amended Credit Agreement includes two financial covenants: (a) Leverage Ratio, defined as the Company’s Indebtedness less consolidated cash on hand, in excess of $15,000, divided by the Company’s consolidated EBITDA, which must not exceed 3.25 to 1.00 and (b) Minimum Interest Coverage, defined as consolidated EBITDA less Capital Expenditures divided by consolidated interest expense, which must be no less than 3.00 to 1.00.

The Amended Credit Agreement permits the Company to pay dividends, distributions, and make redemptions with respect to its stock provided no event of default or potential default (as defined in the Amended Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Dividends, distributions, and redemptions are capped at $25,000 per year when funds are drawn on the facility. If no drawings on the facility exist, dividends, distributions, and redemptions in excess of $25,000 per year are subjected to a limitation of $75,000 in the aggregate over the life of the facility. The $75,000 aggregate limitation also permits certain loans, investments, and acquisitions.

Other restrictions exist at all times including, but not limited to, limitation of the Company’s sale of assets, other indebtedness incurred by either the borrowers or the non-borrower subsidiaries of the Company, guarantees, and liens.

As of March 31, 2015, the Company was in compliance with the Credit Agreement’s covenants.

At March 31, 2015, the Company had outstanding letters of credit of approximately $425 and had gross available borrowing capacity of $118,314. The maturity date of the facility is March 13, 2020.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500 pounds sterling (approximately $2,223 at March 31, 2015). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of March 31, 2015. There was approximately $20 in outstanding guarantees (as defined in the underlying agreement) at March 31, 2015. This credit facility was renewed during the third quarter of 2014 with no significant changes to the underlying terms or conditions in the facility. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review of the credit facility in 2015.

The United Kingdom loan agreements contain certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of March 31, 2015. The subsidiary had available borrowing capacity of $2,003 at March 31, 2015.

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	March 31,
	2015	2014
Numerator for basic and diluted earnings per common share - Income available to common stockholders:
Net income	$4,285	$3,649
Denominator:
Weighted average shares	10,259	10,197

Denominator for basic earnings per common share	10,259	10,197
Effect of dilutive securities:
Employee stock options	2	10
Other stock compensation plans	98	85

Dilutive potential common shares	100	95

Denominator for diluted earnings per common share - adjusted weighted average shares and assumed conversions	10,359	10,292

Basic earnings per common share	$0.42	$0.36

Diluted earnings per common share	$0.41	$0.35

Dividends paid per common share	$0.04	$0.03

11. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $620 and $575 for the three-month period ended March 31, 2015 and 2014, respectively, related to restricted stock awards and performance unit awards. As of March 31, 2015, unrecognized compensation expense for awards the Company expects to vest approximated $4,867. The Company will recognize this expense over the upcoming three year period through March 2018.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess income tax benefit realized for the tax deduction from stock-based compensation approximated $310 and $85 for the three months ended March 31, 2015 and 2014, respectively. This excess income tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

Stock Option Awards

During the three-month period ended March 31, 2015, 7,500 outstanding and exercisable stock options were exercised at a weighted average exercise price of $9.08. There were no remaining stock options outstanding or exercisable as of March 31, 2015, and no new grants or cancellations of stock option awards during the three-month periods ended March 31, 2015 and 2014.

Restricted Stock Awards and Performance Unit Awards

Under the amended and restated 2006 Omnibus Stock Incentive Plan, the Company grants eligible employees restricted stock and performance unit awards. The forfeitable Restricted Stock Awards granted prior to March 2015 generally time-vest after a four year holding period, and those granted in March 2015 generally time-vest ratably over a three year period, unless indicated otherwise by the underlying Restricted Stock Agreement. Performance Unit Awards are offered annually under separate three-year long-term incentive plans. Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan. If the Company’s estimate of the number of performance stock awards expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

The following table summarizes the Restricted Stock Award and Performance Unit Award activity for the period ended March 31, 2015:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	108,237	71,990	$36.25

Granted	13,706	41,114	44.64
Vested	(24,839)	(23,877)	30.27
Adjustment for incentive awards expected to vest	—	3,844	47.71
Canceled	(1,000)	—	38.44

Outstanding at March 31, 2015	96,104	93,071	$40.44

12. RETIREMENT PLANS

Retirement Plans

The Company has seven retirement plans which cover its hourly and salaried employees in the United States: three defined benefit plans (one active / two frozen) and four defined contribution plans. Employees are eligible to participate in the appropriate plan based on employment classification. The Company’s funding to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974 (ERISA), applicable plan policy and investment guidelines. The Company’s policy is to contribute at least the minimum in accordance with the funding standards of ERISA.

The Company’s subsidiary, L.B. Foster Rail Technologies, Inc. (Rail Technologies), maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan. In the United Kingdom, Rail Technologies maintains both a defined contribution plan and a defined benefit plan.

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three-month periods ended March 31, 2015 and 2014 are as follows:

	Three Months Ended
	March 31,
	2015	2014
Service cost	$10	$6
Interest cost	185	193
Expected return on plan assets	(204)	(242)
Recognized net actuarial loss	69	16

Net periodic pension cost (income)	$60	$(27)

The Company does not expect to contribute to its United States defined benefit plans in 2015.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three-month periods ended March 31, 2015 and 2014 are as follows:

	Three Months Ended
	March 31,
	2015	2014
Interest cost	$76	$99
Expected return on plan assets	(83)	(94)
Amortization of prior service costs and transition amount	5	(7)
Recognized net actuarial loss	58	50

Net periodic pension cost	$56	$48

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of $270 are anticipated to the United Kingdom L.B. Foster Rail Technologies, Inc. pension plan during 2015. For the three months ended March 31, 2015, the Company contributed approximately $69 to the plan.

Defined Contribution Plans

The Company sponsors seven defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	2015	2014
United States	$682	$573
Canada	59	64
United Kingdom	83	38

	$824	$675

13. COMMITMENTS AND CONTINGENT LIABILITIES

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

Warranty Liability
Balance at December 31, 2014	$11,500
Additions to warranty liability	252
Warranty liability utilized	(1,461)
Acquisitions	53

Balance at March 31, 2015	$10,344

Included within the above table are concrete tie warranty reserves of approximately $9,090 and $10,331 as of March 31, 2015 and December 31, 2014, respectively. The reduction in the concrete tie reserve balance relates to warranty claims satisfied through the replacement of concrete ties during the three month period ended March 31, 2015.

Union Pacific Railroad Matter

On July 12, 2011, Union Pacific Railroad (UPRR) notified (UPRR Notice) the Company and its subsidiary, CXT Incorporated (CXT), of a warranty claim under CXT’s 2005 supply contract relating to the sale of pre-stressed concrete railroad ties to the UPRR. The UPRR asserted that a significant percentage of concrete ties manufactured in 2006 through 2011 at CXT’s Grand Island, NE facility failed to meet contract specifications, had workmanship defects, and were cracking and failing prematurely. Of the 3.0 million ties manufactured between 1998 and 2011 from the Grand Island, NE facility, approximately 1.6 million ties were sold during the period the UPRR had claimed nonconformance. The 2005 contract called for each concrete tie which failed to conform to the specifications or had a material defect in workmanship to be replaced with 1.5 new concrete ties, provided, that UPRR within five years of the sale of a concrete tie, notified CXT of such failure to conform or such defect in workmanship. The UPRR Notice did not specify how many ties manufactured during this period were defective nor the exact nature of the alleged workmanship defect.

Following the UPRR Notice, the Company worked with material scientists and pre-stressed concrete experts to test a representative sample of Grand Island, NE concrete ties and assess warranty claims for certain concrete ties made in its Grand Island, NE facility between 1998 and 2011. The Company discontinued manufacturing operations in Grand Island, NE in early 2011.

In late 2012, the Company and CXT agreed to an amendment of the warranty and certain related terms of the 2005 supply contract. Subsequently, in November 2013, the Company received notice from UPRR asserting a material breach of the 2005 supply contract. The Company disputed the notice and continues to replace warranty eligible ties, but the parties have been unable to reach agreement on disputed UPRR claims that the Company contends do not meet the criteria for replacement per the amended 2005 supply agreement.

On January 23, 2015, the UPRR filed a Complaint and Demand for Jury Trial in the District Court for Douglas County, NE against the Company and its subsidiary, CXT Incorporated, asserting among other matters that the Company breached its express warranty, breached an implied covenant of good faith and fair dealing, anticipatorily repudiated its warranty obligations, and that UPRR’s exclusive and limited remedy provisions in the supply agreement have failed of their essential purpose which entitles UPRR to recover all incidental and consequential damages. The Complaint seeks to cancel all duties of UPRR under the contract, to adjudge the Company as having no remaining rights under the contracts, and to recover damages in an amount to be determined at trial for the value of unfulfilled warranty replacement ties and ties likely to become warranty eligible, for costs of cover for replacement ties, and for various incidental and consequential damages. The amended 2005 supply agreement provides that UPRR’s exclusive remedy is to receive a replacement tie that meets the contract specifications for each tie that failed to meet the contract specifications or otherwise contained a material defect provided that the Company receives written notice of such failure or defect within 15 years after that tie was produced. The amended 2005 supply agreement continues to provide that the Company’s warranty does not apply to ties that (a) have been repaired or altered without the Company’s written consent in such a way as to affect the stability or reliability thereof, (b) have been subject to misuse, negligence, or accident, or (c) have been improperly maintained or used contrary to the specifications for which such ties were produced. The amended 2005 supply agreement also continues to provide that the Company’s warranty is in lieu of all other express or implied warranties and that neither party shall be subject to or liable for any incidental or consequential damages to the other party. The dispute is largely based on (1) claims submitted which the Company believes are for ties inaccurately rated that are not the responsibility of the Company and claims that do not meet the criteria of a warranty replacement and (2) UPRR’s assertion, which the Company vigorously disputes, that UPRR in future years will be entitled to warranty replacement ties for virtually all of the Grand Island ties. Many thousands of Grand Island ties have been performing in track for over ten years. In addition, a significant amount of Grand Island ties were rated by both parties in the excellent category of the rating system. The Company believes UPRR’s claims are without merit and intends to vigorously defend itself.

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

As of March 31, 2015 and December 31, 2014, the Company maintained environmental and litigation reserves approximating $6,773 and $3,344, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance at December 31, 2014	$3,344
Additions to environmental obligations	2
Environmental obligations utilized	(33)
Acquisitions	3,460

Balance at March 31, 2015	$6,773

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

14. INCOME TAXES

The Company’s effective income tax rate for the quarter ended March 31, 2015 was 35.7%, compared to 31.4% for the quarter ended March 31, 2014. The Company’s effective tax rate for the quarter ended March 31, 2015 differed from the federal statutory rate of 35% primarily due to state income taxes, nondeductible expenses, U.S. domestic production activities deductions, and operations in foreign jurisdictions with lower statutory tax rates.

15. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share data)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “may,” “expect,” “should,” “could,” “anticipate,” “plan,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may concern, among other things, the Company’s expectations regarding our strategy, goals, projections and plans regarding our financial position, liquidity and capital resources, the outcome of litigation and product warranty claims, results of operations, decisions regarding our strategic growth initiatives, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: an economic slowdown in the markets we serve, the risk of doing business in international markets, a decrease in freight or passenger rail traffic, sustained declines in energy prices, a lack of state or federal funding for new infrastructure projects, increased regulation including conflict minerals, an increase in manufacturing or material costs, our ability to effectuate our strategy including evaluating potential opportunities such as strategic acquisitions, joint ventures, and other initiatives, and our ability to effectively integrate new businesses and realize anticipated benefits, the timeliness and availability of material from major suppliers, labor disputes, the impact of competition, variances in current accounting estimates and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements and manage indebtedness, domestic and international income taxes, foreign currency fluctuations, inflation, the ultimate number of concrete ties that will have to be replaced pursuant to product warranty claims, an overall resolution of the related contract claims, the outcome of a lawsuit filed by Union Pacific Railroad as well as a reduction of future business with the UPRR, risk inherent in litigation, and domestic and foreign governmental regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” section of our Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

The forward looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward looking statement, whether as a result of new information, future developments, or otherwise.

General Overview

L.B. Foster Company (Company) is a leading manufacturer, fabricator, and distributor of products and services for rail, construction, energy, and utility markets. The Company is comprised of three business segments: Rail Products and Services, Construction Products, and Tubular and Energy Services.

Year-to-date Results

	Three Months Ended March 31,		Percent of Total Net Sales Three Months Ended March 31,		Percent Increase/ (Decrease)
	2015	2014	2015	2014	2015 vs. 2014
Net Sales:
Rail Products and Services	$77,676	$73,496	56.3%	65.9%	5.7%
Construction Products	34,290	27,383	24.9	24.6	25.2
Tubular and Energy Services	25,941	10,535	18.8	9.5	146.2

Total net sales	$137,907	$111,414	100.0%	100.0%	23.8%

	Three Months Ended March 31,		Gross Profit Percentage Three Months Ended March 31,		Percent Increase/ (Decrease)
	2015	2014	2015	2014	2015 vs. 2014
Gross Profit:
Rail Products and Services	$18,143	$16,430	23.4%	22.4%	10.4%
Construction Products	6,562	5,712	19.1	20.9	14.9
Tubular and Energy Services	6,034	2,130	23.3	20.2	183.3
LIFO expense	(6)	(4)	—	—	50.0
Other	(80)	(141)	(0.1)	(0.1)	(43.3)

Total gross profit	$30,653	$24,127	22.2%	21.7%	27.0%

	Three Months Ended March 31,		Percent of Total Net Sales Three Months Ended March 31,		Percent Increase/ (Decrease)
	2015	2014	2015	2014	2015 vs. 2014
Expenses:
Selling and administrative expenses	$22,251	$18,025	16.1%	16.2%	23.4%
Amortization expense	2,157	1,141	1.6	1.0	89.0
Interest expense	613	123	0.4	0.1	* *
Interest income	(57)	(144)	—	(0.1)	(60.4)
Equity in income of nonconsolidated investments	(173)	(204)	(0.1)	(0.2)	(15.2)
Other income	(803)	(135)	(0.6)	(0.1)	* *

Total expenses	$23,988	$18,806	17.4%	16.9%	27.6%

Income before income taxes	$6,665	$5,321	4.8%	4.8%	25.3%
Income tax expense	2,380	1,672	1.7	1.5	42.3

Net income	$4,285	$3,649	3.1%	3.3%	17.4%

**	Results of calculation are not considered meaningful for presentation purposes.

First Quarter 2015 Compared to First Quarter 2014 – Company Analysis

Net sales of $137,907 for the period ended March 31, 2015 increased by $26,493, or 23.8%, compared to the prior year quarter. The change was attributable to increases of 146.2%, 25.2%, and 5.7% in Tubular and Energy Services, Construction Products, and Rail Products and Services segment sales, respectively. During the 2015 period, sales related to acquisitions were $19,996 which generated 22.9% margins.

Gross profit margin for the quarter ended March 31, 2015 was 22.2% or 56 basis points higher than the prior year. The increase was due to improved margins within the Tubular and Energy Services segment.

Selling and administrative expenses increased by $4,226 or 23.4% from the prior year, due principally to personnel costs of acquired businesses and to a lesser extent acquisition costs.

The Company’s effective income tax rate in the 2015 first quarter was 35.7%, compared to 31.4% in the prior year quarter. The rate for the quarter ended March 31, 2015 differed from the federal statutory rate of 35% due to state income taxes, nondeductible expenses, U.S. domestic production activities deductions, and operations in foreign jurisdictions with lower statutory tax rates. The increase in effective tax rate compared to the prior year quarter was primarily due to the recognition of previously unrecognized uncertain state tax positions during the prior year quarter.

Net income for the first quarter of 2015 was $4,285, or $0.41 per diluted share, compared to net income of $3,649, or $0.35 per diluted share, in the prior year quarter.

Throughout the remainder of 2015, the Company anticipates potential headwinds related to a continued short-term uncertainty in certain areas of the energy markets as well as reductions in sales to the Union Pacific Railroad as our concrete tie warranty dispute continues unresolved.

Results of Operations – Segment Analysis

Rail Products and Services

	Three Months Ended			Percent
	March 31,		Increase	Increase
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Sales	$77,676	$73,496	$4,180	5.7%

Gross Profit	$18,143	$16,430	$1,713	10.4%

Gross Profit Percentage	23.4%	22.4%	1.0%	4.5%

First Quarter 2015 Compared to First Quarter 2014

Rail Products and Services segment sales increased $4,180 or 5.7% compared to the prior year period. The sales increase within the Rail Products and Services segment was primarily attributable to a combined increase of approximately $6,629 from the Rail Distribution, Allegheny Rail Products, and Concrete Tie business. Partially offsetting these increases was a $2,198 decline in Transit Products sales.

The Rail Products and Services segment increased its gross profit margin by 100 basis points. The increase was principally due to maintaining strong margins within the Rail Technologies and Concrete Tie businesses as well as improvements within the Rail Distribution, Transit, and Allegheny Rail Products businesses.

During the quarter, the Rail Products and Services segment had a reduction in new orders of 6.1% compared to the prior year period. During March and April of 2015, Union Pacific Railroad (UPRR) has canceled certain purchase orders and new orders from the UPRR have declined significantly relative to the prior year. We believe this is related to the concrete tie warranty litigation and are preparing for a continuation of this trend.

Construction Products

	Three Months Ended		Increase	Percent
	March 31,		(Decrease)	Increase/(Decrease)
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Sales	$34,290	$27,383	$6,907	25.2%

Gross Profit	$6,562	$5,712	$850	14.9%

Gross Profit Percentage	19.1%	20.9%	(1.8)%	(8.6)%

First Quarter 2015 Compared to First Quarter 2014

Construction Products segment sales increased $6,907, or 25.2% compared to the prior year period. The increase relates to a $5,360 increase in concrete construction product sales as well as an improvement of $2,383 from Piling Products, partially offset by a reduction of $836 from Bridge Product sales. The increase in sales primarily relates to favorable weather conditions during the first three months of 2015 compared to the prior year period.

During the quarter, the Construction Products segment had a reduction in new orders of 30.3% compared to the prior year period. The decline primarily relates to the Piling Products business.

The gross profit percentage decreased by 175 basis points due to reductions within the Piling and Bridge Products business partially offset by marginal improvements within the concrete construction products business. The reduction primarily relates to higher margin projects in the prior year period relative to the current year project mix.

Tubular and Energy Services

	Three Months Ended			Percent
	March 31,		Increase	Increase
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Sales	$25,941	$10,535	$15,406	146.2%

Gross Profit	$6,034	$2,130	$3,904	183.3%

Gross Profit Percentage	23.3%	20.2%	3.1%	15.3%

First Quarter 2015 Compared to First Quarter 2014

Tubular and Energy Services segment sales increased $15,406, or 146.2% compared to the prior year period. The increase primarily related to revenues from acquired businesses of $15,009 along with improved sales from the Company’s Coated Pipe businesses. Tubular and Energy Services gross margins were favorably impacted by product mix including the leverage provided by recently acquired businesses.

The Tubular and Energy Services segment generated an increase in new orders of 43.9% compared to the prior year period. New orders related to the IOS and Chemtec acquisitions represented 53.9% of 2015 orders.

Other

Segment Backlog

Total Company backlog at March 31, 2015 was approximately $217,325 and is summarized by business segment in the following table for the periods indicated:

	Backlog
	March 31,	December 31,	March 31,
	2015	2014	2014
Rail Products and Services	$124,114	$104,821	$149,221
Construction Products	75,449	65,843	87,792
Tubular and Energy Services	17,762	13,686	16,276

Total Backlog	$217,325	$184,350	$253,289

Backlog from acquired businesses represents 9.0% of the Company’s total unfilled customer orders.

Warranty

As of March 31, 2015, the Company maintained a total product warranty reserve of approximately $10,344 for its estimate of all potential product warranty claims. Of this total, $9,090 reflects the current estimate of the Company’s exposure for potential product warranty claims related to concrete tie production. While the Company believes this is a reasonable estimate of its potential contingencies related to identified concrete tie warranty matters, the Company may incur future charges associated with new customer claims or further development of information for existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on the Company’s results of operations and financial condition.

The Company and the Union Pacific Railroad (UPRR) have been unable to reconcile the disagreement related to the historical warranty replacement activity. It is the Company’s intention to continue to work with the UPRR to reconcile previously replaced concrete ties, however, the Company acknowledges that the 2005 amended supply agreement could be terminated prior to the agreement’s expiration date. On January 23, 2015, the UPRR filed a Company and Demand for Jury Trial with respect to this dispute. See Note 13 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Total debt was $218,235 and $26,428 as of March 31, 2015 and December 31, 2014, respectively.

Our need for liquidity relates primarily to seasonal working capital requirements for operations, capital expenditures, joint venture capital obligations, strategic investments or acquisitions, debt service obligations, share repurchases, and dividends.

The following table summarizes the year-to-date impact of these items:

	March 31,
	2015	2014
Liquidity needs:
Working capital and other assets and liabilities	$(16,511)	$25,442
Capital expenditures	(4,466)	(3,499)
Other long-term debt repayments	(28,084)	(19)
Financing costs paid	(1,670)	—
Treasury stock acquisitions	(962)	(747)
Dividends paid to common shareholders	(416)	(309)
Acquisitions, net of cash acquired	(189,200)	(495)
Cash interest paid	(288)	(87)

Net liquidity needs	(241,597)	20,286

Liquidity sources:
Internally generated cash flows before interest paid	9,280	6,741
Dividends from LB Pipe & Coupling Products, LLC	90	90
Proceeds from asset sales	4	184
Equity transactions	378	85
Other long-term debt proceeds	219,891	316
Foreign exchange effects	(2,520)	(1,194)

Net liquidity sources	227,123	6,222

Net Change in Cash	$(14,474)	$26,508

Cash Flow from Operating Activities

During the current 2015 period, cash flows from operating activities used $7,429, a decrease of $39,615, compared to the 2014 period. For the three months ended March 31, 2015, income, adjustments to income from operating activities, and dividends from the joint venture provided $9,082 compared to $6,744 in the 2014 period. Working capital and other assets and liabilities used $16,511 in the current period compared to providing $25,442 in the prior year period. The reduction in cash flows from operations was largely impacted by the timing of working capital movement. As of December 31, 2014, the Company maintained a significant amount of accounts payable due to capital spending as well as favorable pricing on core product. As of December 31, 2013, the Company maintained certain large project receivables from customers with longer payment terms. Cash collections on these receivables led to the significant increase in cash flows from operating activities for the period ended March 31, 2014.

The Company’s calculation for days sales outstanding at March 31, 2015 was 49 days compared to 50 days at December 31, 2014 and we believe our receivable portfolio is strong.

Cash Flow from Investing Activities

The primary investing activity during the first quarter of 2015 related to the acquisitions of Tew and IOS. The total purchase price net of cash acquired was $189,200. During the three-month period ended March 31, 2014, the Company made a post closing working capital payment of $495 related to the 2013 acquisition of Ball Winch. Other investing activities included capital expenditures of $4,466 for the first three months of 2015 compared to $3,499 for the same 2014 period. Current period expenditures related primarily to the finalization of the Birmingham, AL coated products facility upgrade and general plant and yard improvements across each segment. During the prior year, capital expenditures related to improvements to our Birmingham, AL coated products facility, equipment costs to expand into adjacent markets within our bridge products and Ball Winch coated products businesses, and general plant and yard improvements. We anticipate total capital spending in 2015 will range between $18,000 and $22,000.

Cash Flow from Financing Activities

During the three months ended March 31, 2015, the Company had an increase in outstanding debt of $191,807 primarily related to drawings against the revolving credit facility to fund domestic acquisition activity. During the periods ended March 31, 2015 and 2014, we did not purchase any common shares of the Company under our existing share repurchase authorization. However, we withheld 19,820 and 17,045 shares for approximately $962 and $747 for the periods ended March 31, 2015 and 2014, respectively. These amounts were withheld from employees to pay their withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards. Cash outflows related to dividends were $416 and $309 for the periods ended March 31, 2015 and 2014, respectively. Funding for equipment debt of $316 was also included in proceeds from financing activities for the period ended March 31, 2014.

Financial Condition

As of March 31, 2015, we had $37,550 in cash and cash equivalents and a domestic credit facility with $118,314 of availability while carrying $218,235 in total debt. As of March 31, 2015, we were in compliance with all of the Credit Agreements’ covenants. We believe this liquidity will provide the flexibility to take advantage of both organic and external investment opportunities.

Included within cash and cash equivalents are money market funds with various underlying securities. Our priority continues to be short-term maturities and the preservation of our principal balances. Approximately $29,686 of our cash and cash equivalents was held in non-domestic bank accounts, and is not available to fund domestic operations unless repatriated. It is management’s intent to indefinitely reinvest such funds outside of the United States.

Borrowings under the March 13, 2015 Amended Credit Agreement will bear interest at rates based upon either the base rate or Euro-rate plus applicable margins. Applicable margins are dictated by the ratio of the Company’s indebtedness less consolidated cash on hand to the Company’s consolidated EBITDA, as defined in the underlying Amended Credit Agreement. The base rate is the highest of (a) PNC Bank’s prime rate, (b) the Federal Funds Rate plus 0.50% or (c) the daily Euro-rate (as defined in the Amended Credit Agreement) plus 1.00%. The base rate and Euro-rate spreads range from 0.00% to 1.50% and 1.00% to 2.50%, respectively.

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

As of March 31, 2015, the Company was in compliance with the Amended Credit Agreement’s covenants. The agreement matures on March 13, 2020.

The Amended Credit Agreement permits the Company to pay dividends, distributions and make redemptions with respect to its stock provided no event of default or potential default (as defined in the Amended Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Dividends, distributions, and redemptions are capped at $25,000 per year when funds are drawn on the facility. If no drawings on the facility exist, dividends, distributions, and redemptions in excess of $25,000 per year are subjected to a limitation of $75,000 in the aggregate over the life of the facility. The $75,000 aggregate limitation also permits certain loans, investments, and acquisitions.

Other restrictions exist at all times including, but not limited to, limitation of the Company’s sale of assets, other indebtedness incurred by either the borrowers or the non-borrower subsidiaries of the Company, guarantees, and liens.

Critical Accounting Policies

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2014. A summary of the Company’s critical accounting policies and estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations, and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2014 is included in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources. Excluding the drawings against the revolving credit facility for the acquisition of IOS, there were no material changes to these arrangements during the three-month period ended March  31, 2015.

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

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the three-month period ended March 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a—15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, the Company completed the acquisitions of IOS and Tew. The Company also acquired Chemtec and FWO during the fourth quarter of 2014. We are in the process of integrating these businesses. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to IOS, Tew, Chemtec, and FWO as the integration proceeds. As such, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

(Dollars in thousands, except share data)

Item 1. Legal Proceedings

See Note 13, “Commitments and Contingent Liabilities,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 3, 2015, which could materially affect our business, financial condition, financial results, or future performance. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition, and/or results of operations.

Our indebtedness could materially adversely affect our business, financial condition, and results of operations and prevent us from fulfilling our indebtedness obligations.

Our indebtedness could materially adversely affect our business, financial condition, and results of operations. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments of our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	and limit, among other things, our ability to borrow additional funds for working capital, capital expenditures, general corporate purposes, or acquisitions.

Our inability to comply with covenants in place or our inability to make the required principal and interest payments may cause an event of default, which could have a substantial adverse impact to our business, financial condition, and results of operation. There is no assurance that refinancings or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, particularly if credit market conditions deteriorate. Furthermore, there can be no assurance that refinancings or asset dispositions would be permitted by the terms of our credit agreements or debt instruments. Our existing credit agreements contain, and any future debt agreements we may enter into may contain, certain financial tests and other covenants that limit our ability to incur indebtedness, acquire other businesses, and impose various other restrictions. Our ability to comply with financial tests may be adversely affected by changes in economic or business conditions beyond our control, and these covenants may limit our ability to take advantage of potential business opportunities as they arise. We cannot be certain that we will be able to comply with the financial tests and other covenants, or, if we fail to do so, that we will be able to obtain waivers or amended terms from our lenders. An uncured default with respect to one or more of the covenants could result in the amounts outstanding under one or more of the agreements being declared immediately due and payable, which may also trigger an obligation to redeem our outstanding debt securities and repay all other outstanding indebtedness. Any such acceleration of our indebtedness would have a material adverse effect on our business, financial condition, and results of operations.

We are dependent upon key customers.

We could be adversely affected by changes in the business or financial condition of a customer or customers. A significant decrease in capital spending by our railroad customers could negatively impact our product revenue. Our CXT concrete rail products division and ARP division are dependent on the Union Pacific Railroad (UPRR) for a significant portion of their business. As a result of ongoing litigation with the UPRR our sales and new orders with UPRR have declined and may continue to decrease in the future. No assurances can be given that a significant downturn in the business or financial condition of a customer, or customers, would not impact our results of operations and/or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s purchases of equity securities for the three-month period ended March 31, 2015 were as follows:

				Approximate
			Total number	dollar
			of shares	value of shares
		Average	purchased as	that may yet be
	Total number	price	part of publicly	purchased under
	of shares	paid per	announced plans	the plans or programs
	purchased (1)	share	or programs (2)	(in thousands)
January 1, 2015 - January 31, 2015	7,728	$49.01	—	$15,000
February 1, 2015 - February 28, 2015	8,957	49.33	—	15,000
March 1, 2015 - March 31, 2015	3,135	44.90	—	15,000

Total	19,820	$48.50	—	$15,000

(1)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

(2)	On December 4, 2013, the Board of Directors authorized the repurchase of up to $15,000 of the Company’s common shares until December 31, 2016. This authorization became effective January 1, 2014.

While we did not purchase any common shares of the Company during the three month period ended March 31, 2015 under our existing share repurchase authorization, we did withhold 19,820 shares for approximately $962 from employees to pay their withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards.

Item 4. Mine Safety Disclosures

This item is not applicable to the Company.

Item 6. Exhibits

All exhibits are incorporated herein by reference:

2.1	Agreement and Plan of Merger dated March 13, 2015 among IOS Holdings, Inc., L.B. Foster Company, L.B. Foster Raven Merger Company and IOS Holding Company LLC, solely in its capacity as the representative of IOS’s shareholders incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on March 13, 2015. Exhibits to the Agreement and Plan of Merger identified in the Table of Contents to the Agreement and Plan of Merger and the following schedules are not being filed but will be furnished supplementally to the Securities and Exchange Commission upon request:

Schedule 2.02(e)(viii) - Consents and Approvals
Schedule 2.02(e)(xi) - Termination of Agreements
Schedule 3.01 - Organization and Power
Schedule 3.02 - Subsidiaries
Schedule 3.03(b) - Authorization; No Breach; Valid and Binding Agreement
Schedule 3.04(a) - Capitalization
Schedule 3.04(b) - Options Outstanding
Schedule 3.06(a) - Absence of Certain Developments; Undisclosed Liabilities
Schedule 3.07(a), (b) & (d) - Real Property
Schedule 3.09(a) - Contracts and Commitments
Schedule 3.10(a) & (b) - Intellectual Property
Schedule 3.11 - Litigation
Schedule 3.12 - Government Consents
Schedule 3.13(a) - Employee Benefit Plans
Schedule 3.13(f) - Change in Control Payments or Benefits
Schedule 3.14 - Insurance
Schedule 3.16(a), (b), (c) & (f) - Environmental Matters
Schedule 3.17 - Affiliated Transactions
Schedule 3.19 - Brokerage
Schedule 3.21 - Customers and Suppliers

10.1	$335,000,000 Amended and Restated Credit Agreement dated March 13, 2015, between Registrant and PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on March 13, 2015.

*10.2	2015 Executive Annual Incentive Compensation Plan.

*10.3	Form of 2015 Restricted Stock Award Agreement.

*10.4	Form of Performance Share Unit Award Agreement (2015).

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date: May 6, 2015	By: /s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer of Registrant)

Index to Exhibits

All exhibits are incorporated herein by reference:

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated March 13, 2015 among IOS Holdings, Inc., L.B. Foster Company, L.B. Foster Raven Merger Company and IOS Holding Company LLC, solely in its capacity as the representative of IOS’s shareholders incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on March 13, 2015. Exhibits to the Agreement and Plan of Merger identified in the Table of Contents to the Agreement and Plan of Merger and the following schedules are not being filed but will be furnished supplementally to the Securities and Exchange Commission upon request:

Schedule 2.02(e)(viii) - Consents and Approvals
Schedule 2.02(e)(xi) - Termination of Agreements
Schedule 3.01 - Organization and Power
Schedule 3.02 - Subsidiaries
Schedule 3.03(b) - Authorization; No Breach; Valid and Binding Agreement
Schedule 3.04(a) - Capitalization
Schedule 3.04(b) - Options Outstanding
Schedule 3.06(a) - Absence of Certain Developments; Undisclosed Liabilities
Schedule 3.07(a), (b) & (d) - Real Property
Schedule 3.09(a) - Contracts and Commitments
Schedule 3.10(a) & (b) - Intellectual Property
Schedule 3.11 - Litigation
Schedule 3.12 - Government Consents
Schedule 3.13(a) - Employee Benefit Plans
Schedule 3.13(f) - Change in Control Payments or Benefits
Schedule 3.14 - Insurance
Schedule 3.16(a), (b), (c) & (f) - Environmental Matters
Schedule 3.17 - Affiliated Transactions
Schedule 3.19 - Brokerage
Schedule 3.21 - Customers and Suppliers

10.1	$335,000,000 Amended and Restated Credit Agreement dated March 13, 2015, between Registrant and PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on March 13, 2015.

*10.2	2015 Executive Annual Incentive Compensation Plan.

*10.3	Form of 2015 Restricted Stock Award Agreement.

*10.4	Form of Performance Share Unit Award Agreement (2015).

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.