Form 10-Q
period 2015-06-30
FOSTER L B CO
filed 2015-08-04
CIK 352825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2015
Common Stock, Par Value $.01	10,404,855 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,561	$52,024
Accounts receivable - net	103,241	90,178
Inventories - net	105,891	95,089
Current deferred tax assets	4,832	3,497
Prepaid income tax	3,190	2,790
Other current assets	7,634	4,101

Total current assets	260,349	247,679
Property, plant, and equipment - net	128,061	74,802
Other assets:
Goodwill	162,640	82,949
Other intangibles - net	141,377	82,134
Investments	5,784	5,824
Other assets	3,616	1,733

Total assets	$701,827	$495,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,341	$67,166
Deferred revenue	8,133	8,034
Accrued payroll and employee benefits	9,684	13,419
Accrued warranty	9,050	11,500
Current maturities of long-term debt	1,260	676
Current deferred tax liabilities	77	77
Other accrued liabilities	10,074	7,899

Total current liabilities	94,619	108,771
Long-term debt	217,212	25,752
Deferred tax liabilities	29,149	10,945
Other long-term liabilities	16,135	13,765
Stockholders’ equity:
Common stock, par value $.01, authorized 20,000,000 shares; shares issued at June 30, 2015 and December 31, 2014, 11,115,779; shares outstanding at June 30, 2015 and December 31, 2014, 10,292,801 and 10,242,405, respectively	111	111
Paid-in capital	47,707	48,115
Retained earnings	331,489	322,672
Treasury stock - at cost, common stock, shares at June 30, 2015 and December 31, 2014, 822,978 and 873,374, respectively	(21,398)	(23,118)
Accumulated other comprehensive loss	(13,197)	(11,892)

Total stockholders’ equity	344,712	335,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$701,827	$495,121

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Sales of goods	$146,780	$151,906	$269,576	$255,114
Sales of services	24,639	14,926	39,750	23,132

Total sales	171,419	166,832	309,326	278,246
Cost of goods sold	114,793	125,419	210,987	206,571
Cost of services sold	19,537	10,713	30,596	16,848

Total cost of sales	134,330	136,132	241,583	223,419

Gross profit	37,089	30,700	67,743	54,827

Selling and administrative expenses	24,278	19,599	46,528	37,624
Amortization expense	3,456	1,172	5,613	2,313
Interest expense	1,288	126	1,901	249
Interest income	(37)	(147)	(94)	(291)
Equity in loss (income) of nonconsolidated investments	186	(142)	13	(346)
Other loss (income)	95	(138)	(708)	(273)

	29,266	20,470	53,253	39,276

Income before income taxes	7,823	10,230	14,490	15,551
Income tax expense	2,461	3,368	4,841	5,040

Net income	$5,362	$6,862	$9,649	$10,511

Basic earnings per common share	$0.52	$0.67	$0.94	$1.03

Diluted earnings per common share	$0.52	$0.67	$0.93	$1.02

Dividends paid per common share	$0.04	$0.03	$0.08	$0.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income	$5,362	$6,862	$9,649	$10,511

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,901	1,795	(1,486)	45
Reclassification of pension liability adjustments to earnings, net of tax expense of $47, $26 and $93, $47 *	92	49	181	90

Other comprehensive income (loss), net of tax	2,993	1,844	(1,305)	135

Comprehensive income	$8,355	$8,706	$8,344	$10,646

*	Reclassifications out of accumulated other comprehensive income for pension obligations are charged to selling and administrative expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,649	$10,511
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	(425)	(419)
Depreciation	6,775	3,675
Amortization	5,613	2,313
Equity in loss (income) of nonconsolidated investments	13	(346)
Loss on sales and disposals of property, plant, and equipment	57	12
Share-based compensation	1,896	1,799
Excess income tax benefit from share-based compensation	(310)	(283)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,524	4,279
Inventories	(7,832)	(7,595)
Other current assets	(103)	(1,799)
Prepaid income tax	(948)	3,035
Other noncurrent assets	(1,257)	107
Dividends from LB Pipe & Coupling Products, LLC	90	540
Accounts payable	(13,101)	13,091
Deferred revenue	(1,073)	2,560
Accrued payroll and employee benefits	(5,699)	(1,857)
Other current liabilities	(1,113)	2,005
Other liabilities	(690)	60

Net cash (used) provided by operating activities	(1,934)	31,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	163	184
Capital expenditures on property, plant, and equipment	(8,246)	(7,682)
Acquisitions, net of cash acquired	(193,871)	(495)
Capital contributions to equity method investments	(61)	—

Net cash used by investing activities	(202,015)	(7,993)

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(62,247)	(54)
Proceeds from debt	254,291	316
Proceeds from exercise of stock options and stock awards	68	131
Financing fees	(1,670)	—
Treasury stock acquisitions	(962)	(918)
Cash dividends on common stock paid to shareholders	(831)	(620)
Excess income tax benefit from share-based compensation	310	283

Net cash provided (used) by financing activities	188,959	(862)

Effect of exchange rate changes on cash and cash equivalents	(1,473)	99
Net (decrease) increase in cash and cash equivalents	(16,463)	22,932
Cash and cash equivalents at beginning of period	52,024	64,623

Cash and cash equivalents at end of period	$35,561	$87,555

Supplemental disclosure of cash flow information:
Interest paid	$1,471	$177

Income taxes paid	$6,379	$2,954

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

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Simplifying the measurement of inventory.” This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. Adoption of this ASU will not have a material impact on our financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The new guidance requires the accounting for the cost of licenses to be recognized separately from the fees for computing services. The guidance is effective for annual periods beginning after December 15, 2015. The provisions of the guidance may be applied prospectively or retrospectively. Adoption of this ASU will not have a material impact on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015- 03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Adoption of this ASU will not have a material impact on our financial position and results of operations.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation. These reclassifications separately presented sales of services and cost of services sold to reflect the Company’s increased service offerings attributable to the recent acquisitions disclosed in Note 3.

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

As a result of recently completed acquisitions, during the first quarter of 2015, the Company renamed the Rail Products and Tubular Products business segments to Rail Products and Services and Tubular and Energy Services, respectively. The name changes principally relate to adjacent market acquisitions which has created a platform to enhance our product and service offerings within the rail and energy markets. Excluding the addition of current year acquisitions, there were no changes to the divisions that have been aggregated within the segments nor were there changes to the historical reportable segment results.

The following table illustrates revenues and profits from operations of the Company by segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Net	Segment	Net	Segment
	Sales	Profit	Sales	Profit
Rail Products and Services	$86,882	$6,413	$164,558	$12,485
Construction Products	49,516	5,158	83,806	6,386
Tubular and Energy Services	35,021	358	60,962	2,316

Total	$171,419	$11,929	$309,326	$21,187

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Net	Segment	Net	Segment
	Sales	Profit	Sales	Profit
Rail Products and Services	$107,484	$6,836	$180,980	$12,152
Construction Products	41,810	3,371	69,193	4,587
Tubular and Energy Services	17,538	2,726	28,073	3,312

Total	$166,832	$12,933	$278,246	$20,051

Segment profits from operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of generally 1% per month. There has been no change in the measurement of segment profit from operations from December 31, 2014. The internal cost of capital charges are eliminated during the consolidation process.

The following table provides a reconciliation of reportable segment net profit from operations to the Company’s consolidated total:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income for reportable segments	$11,929	$12,933	$21,187	$20,051
Interest expense	(1,288)	(126)	(1,901)	(249)
Interest income	37	147	94	291
Other income	(95)	138	708	273
LIFO income	406	202	400	198
Equity in (loss) income of nonconsolidated investments	(186)	142	(13)	346
Corporate expense, cost of capital elimination, and other unallocated charges	(2,980)	(3,206)	(5,985)	(5,359)

Income before income taxes	$7,823	$10,230	$14,490	$15,551

The following table illustrates assets of the Company by segment:

	June 30,	December 31,
	2015	2014
Rail Products and Services	$257,856	$239,951
Construction Products	97,300	102,978
Tubular and Energy Services	318,521	130,289
Unallocated corporate assets	36,039	30,192
LIFO	(7,889)	(8,289)

Total	$701,827	$495,121

3. ACQUISITIONS

Inspection Oilfield Services (IOS)

On March 13, 2015, the Company acquired IOS Holdings, Inc. for $167,404, net of cash acquired and a net working capital receivable adjustment of $2,363. The purchase agreement includes an earn-out provision for the seller to generate an additional $60,000 of proceeds upon achieving certain levels of EBITDA during the three year period beginning on January 1, 2015. As of June 30, 2015, the Company has not accrued an estimated earn-out obligation based upon a probability weighted valuation model of the projected EBITDA results, which indicates that the minimum target will not be achieved. Approximately $7,600 of the purchase price relates to amounts held in escrow to satisfy potential indemnity claims made under the purchase agreement. IOS is a leading independent provider of tubular management services with operations in every significant oil and gas producing region in the continental United States. The acquisition is included within our Tubular and Energy Services segment from the date of acquisition.

Tew Holdings, LTD

On January 13, 2015, the Company acquired Tew Holdings, LTD (Tew) for $26,467, net of cash acquired. The purchase price includes approximately $4,200 related to working capital and net debt adjustments. The non-domestic cash payment includes approximately $600 which is held in escrow to satisfy potential indemnity claims made under the purchase agreement. Headquartered in Nottingham, UK, Tew provides application engineering solutions primarily to the rail market and other major industries. The results of Tew’s operations are included within the Rail Products and Services segment from the date of acquisition.

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

Acquisition Summary

Each transaction was accounted for under the acquisition method of accounting under U.S. generally accepted accounting principles which requires an acquiring entity to recognize, with limited exceptions, all of the assets acquired and liabilities assumed in a transaction at fair value as of the acquisition date. Goodwill primarily represents the value paid for each acquisition’s enhancement to the Company’s product and service offerings and capabilities, as well as a premium payment related to the ability to control the acquired assets. The Company has concluded that intangible assets and goodwill values resulting from the Chemtec, FWO, and Carr transactions will be deductible for tax purposes. Acquisition related costs for the three and six-month period ended June 30, 2015 were $225 and $595.

The following unaudited pro forma consolidated income statement presents the Company’s results as if the acquisitions of IOS, Tew, and Chemtec had occurred on January 1, 2014:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$171,419	$214,728	$325,399	$374,845
Gross profit	37,089	45,623	72,214	85,149
Net income	5,362	10,600	9,693	18,134
Diluted earnings per share
As Reported	$0.52	$0.67	$0.93	$1.02
Pro forma	$0.52	$1.03	$0.93	$1.76

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Allocation of Purchase Price	March 13, 2015 - IOS	January 13, 2015 - Tew	December 30, 2014 - Chemtec	October 29, 2014 - FWO	July 7, 2014 - Carr
Current assets	$19,877	$12,125	$15,528	$131	$3,180
Other assets	708	—	—	—	45
Property, plant, and equipment	51,453	2,398	4,705	—	7,648
Goodwill	70,676	8,772	22,302	971	1,936
Other intangibles	50,354	14,048	33,130	419	1,348
Liabilities assumed	(24,364)	(6,465)	(6,756)	(418)	(1,677)

Total	$168,704	$30,878	$68,909	$1,103	$12,480

The purchase price allocations for IOS, Tew, Chemtec, and FWO are based on preliminary valuations. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement recognized for assets or liabilities assumed, the Company will retrospectively adjust the amounts recognized as of the acquisition date.

Intangible asset values for the 2014 acquisition of Carr were finalized during 2015.

The following table summarizes the estimates of the fair values of the identifiable intangible assets acquired:

Intangible Asset	March 13, 2015 - IOS	January 13, 2015 - Tew	December 30, 2014 - Chemtec	October 29, 2014 - FWO	July 7, 2014 - Carr
Trade name	$2,641	$870	$3,149	$—	$613
Customer relationships	41,171	10,035	23,934	34	524
Technology	4,364	2,480	4,930	341	87
Non-competition agreements	2,178	663	1,117	44	124

Total identified intangible assets	$50,354	$14,048	$33,130	$419	$1,348

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table represents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance at December 31, 2014	$38,956	$5,147	$38,846	$82,949
Acquisitions	8,772	—	70,676	79,448
Foreign currency translation impact	243	—	—	243

Balance at June 30, 2015	$47,971	$5,147	$109,522	$162,640

The Company performs goodwill impairment tests annually during the fourth quarter, unless it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. This assessment is used as a basis for determining whether it is necessary to perform an interim goodwill impairment test. The valuation of goodwill assigned to our recently acquired energy businesses was based upon long-term forecasts of the respective businesses. As a result of the continued depressed oil and gas markets, it is possible that the acquired businesses will not realize their forecasts.

The following table represents the gross other intangible assets balance by reportable segment:

	June 30, 2015	December 31, 2014
Rail Products and Services	$59,273	$44,781
Construction Products	3,178	3,178
Tubular and Energy Services	98,166	47,812

	$160,617	$95,771

The components of the Company’s intangible assets are as follows:

	June 30, 2015
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
Non-compete agreements	4	$7,004	$(1,503)	$5,501
Patents	10	531	(169)	362
Customer relationships	16	96,017	(7,247)	88,770
Supplier relationships	5	350	(301)	49
Trademarks and trade names	13	14,308	(2,413)	11,895
Technology	13	42,407	(7,607)	34,800

		$160,617	$(19,240)	$141,377

	December 31, 2014
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
Non-compete agreements	5	$4,143	$(705)	$3,438
Patents	10	564	(189)	375
Customer relationships	19	44,450	(4,679)	39,771
Supplier relationships	5	350	(268)	82
Trademarks and trade names	14	10,765	(1,855)	8,910
Technology	14	35,499	(5,941)	29,558

		$95,771	$(13,637)	$82,134

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 15 years. Amortization expense for the three-month periods ended June 30, 2015 and 2014 was $3,456 and $1,172, respectively. Amortization expense for the six-month periods ended June 30, 2015 and 2014 was $5,613 and $2,313, respectively.

Estimated amortization expense for the remainder of 2015 and thereafter is as follows:

Amortization Expense
2015	$6,551
2016	13,073
2017	12,171
2018	11,840
2019	11,118
2020 and thereafter	86,624

$141,377

5. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and while collateral is not required, the Company often receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. Trade accounts receivable at June 30, 2015 and December 31, 2014 have been reduced by an allowance for doubtful accounts of $1,302 and $1,036, respectively.

6. INVENTORIES

Inventories of the Company at June 30, 2015 and December 31, 2014 are summarized in the following table:

	June 30,	December 31,
	2015	2014
Finished goods	$73,542	$65,335
Work-in-process	13,298	16,188
Raw materials	26,940	21,855

Total inventories at current costs	113,780	103,378
Less: LIFO reserve	(7,889)	(8,289)

	$105,891	$95,089

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

As of June 30, 2015 and December 31, 2014, the Company had a nonconsolidated equity method investment of $5,659 and $5,746, respectively, in the LB Pipe JV and other equity investments totaling $125 and $78, respectively.

The Company recorded equity in the loss of the LB Pipe JV of $186 and equity in the income of the LB Pipe JV of $142 for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded equity in the income of the LB Pipe JV of $3 and $346, respectively. During the three-month period ending June 30, 2014 the Company received cash distributions of $450. Cash distributions of $90 and $540 were received for the six months ended June 30, 2015 and 2014, respectively. There were no changes to the Company’s 45% ownership interest as a result of the proportional distribution.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the LB Pipe JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the LB Pipe JV for its operations. The carrying amounts with the maximum exposure to loss of the Company at June 30, 2015 and December 31, 2014, respectively, are as follows:

	June 30,	December 31,
	2015	2014
LB Pipe JV equity method investment	$5,659	$5,746
Net investment in direct financing lease	1,053	1,117

	$6,712	$6,863

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

The following is a schedule of the direct financing minimum lease payments for the remainder of 2015 and the years 2016 and thereafter:

Minimum Lease Payments
2015	$58
2016	131
2017	140
2018	150
2019	574

$1,053

8. DEFERRED REVENUE

Deferred revenue of $8,133 and $8,034 as of June 30, 2015 and December 31, 2014, respectively, consists of customer payments received for which the revenue recognition criteria have not yet been met as well as billings in excess of costs on percentage of completion projects. Advanced payments from customers typically relate to contracts that the Company has significantly fulfilled its obligations and the customer has paid, but due to the Company’s continuing involvement with the materials, revenue is precluded from being recognized until title, ownership, and risk of loss have passed to the customer.

9. LONG-TERM DEBT

United States

Long-term debt consists of the following:

	June 30,	December 31,
	2015	2014
Revolving credit facility	$214,191	$24,200
Capital leases and financing agreements	4,281	2,228

Total	218,472	26,428
Less current maturities	1,260	676

Long-term portion	$217,212	$25,752

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

As of June 30, 2015, the Company was in compliance with the Credit Agreement’s covenants.

At June 30, 2015, the Company had outstanding letters of credit of approximately $526 and had gross available borrowing capacity of $120,283. The maturity date of the facility is March 13, 2020.

United Kingdom

A subsidiary of the Company has a working capital facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500 pounds sterling (approximately $2,356 at June 30, 2015). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of June 30, 2015. There was approximately $17 in outstanding guarantees (as defined in the underlying agreement) at June 30, 2015. This credit facility was renewed during the third quarter of 2014 with no significant changes to the underlying terms or conditions in the facility. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review of the credit facility in 2015.

The United Kingdom loan agreements contain certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of June 30, 2015. The subsidiary had available borrowing capacity of $2,339 at June 30, 2015.

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (share amounts in thousands):

	June 30,		June 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per common share - Income available to common stockholders:
Net income	$5,362	$6,862	$9,649	$10,511
Denominator:
Weighted average shares outstanding	10,284	10,223	10,272	10,210

Denominator for basic earnings per common share	10,284	10,223	10,272	10,210
Effect of dilutive securities:
Employee stock options	—	6	1	7
Other stock compensation plans	86	80	112	92

Dilutive potential common shares	86	86	113	99

Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,370	10,309	10,385	10,309

Basic earnings per common share	$0.52	$0.67	$0.94	$1.03

Diluted earnings per common share	$0.52	$0.67	$0.93	$1.02

Dividends paid per common share	$0.04	$0.03	$0.08	$0.06

11. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $1,276 and $1,224 for the three-month periods ended June 30, 2015 and 2014, respectively, related to restricted stock awards and performance unit awards. Stock compensation expense of $1,896 and $1,799 was recorded for the six-month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015, unrecognized compensation expense for awards the Company expects to vest approximated $4,858. The Company will recognize this expense over the upcoming four year period through June 2019.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares which have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess income tax benefit realized for the tax deduction from stock-based compensation approximated $310 and $283 for the six months ended June 30, 2015 and 2014, respectively. This excess income tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

Stock Option Awards

As of June 30, 2015, there were no outstanding and exercisable stock options. During the first quarter of 2015, the remaining 7,500 outstanding stock options were exercised at a weighted average exercise price of $9.08. During the three and six month periods ended June 30, 2014, 11,250 stock options with a weighted average exercise price per share of $11.67 were exercised. There were no new grants or cancellations of stock option awards during the three and six-month periods ended June 30, 2015 and 2014.

Restricted Stock Awards and Performance Unit Awards

Under the amended and restated 2006 Omnibus Stock Incentive Plan, the Company grants eligible employees restricted stock and performance unit awards. The forfeitable restricted stock awards granted prior to March 2015 generally time-vest after a four year holding period, and those granted in March 2015 generally time-vest ratably over a three year period, unless indicated otherwise by the underlying restricted stock award agreement. Performance unit awards are offered annually under separate three-year long-term incentive plans. Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan. If the Company’s estimate of the number of performance stock awards expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

The following table summarizes the restricted stock award and performance unit award activity for the period ended June 30, 2015:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	108,237	71,990	$36.25

Granted	29,656	41,114	45.00
Vested	(24,839)	(23,877)	30.27
Adjustment for incentive awards expected to vest	—	3,844	47.71
Canceled	(1,000)	—	38.44

Outstanding at June 30, 2015	112,054	93,071	$40.87

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

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three and six-month periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$9	$6	$19	$12
Interest cost	185	192	370	385
Expected return on plan assets	(204)	(242)	(408)	(484)
Recognized net actuarial loss	69	17	138	33

Net periodic pension cost (income)	$59	$(27)	$119	$(54)

The Company does not expect to contribute to its United States defined benefit plans in 2015.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and six-month periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest cost	$77	$101	$153	$200
Expected return on plan assets	(83)	(95)	(166)	(189)
Amortization of prior service costs and transition amount	5	(7)	10	(14)
Recognized net actuarial loss	59	50	117	100

Net periodic pension cost	$58	$49	$114	$97

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of $283 are anticipated to the United Kingdom L.B. Foster Rail Technologies, Inc. pension plan during 2015. For the six months ended June 30, 2015, the Company contributed approximately $146 to the plan.

Defined Contribution Plans

The Company sponsors seven defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$747	$545	$1,429	$1,118
Canada	55	56	114	120
United Kingdom	115	30	198	68

	$917	$631	$1,741	$1,306

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

Warranty Liability
Balance at December 31, 2014	$11,500
Additions to warranty liability	529
Warranty liability utilized	(3,032)
Acquisitions	53

Balance at June 30, 2015	$9,050

Included within the above table are concrete tie warranty reserves of approximately $7,756 and $10,331 as of June 30, 2015 and December 31, 2014, respectively. The reduction in the concrete tie reserve balance relates to warranty claims satisfied through the replacement of concrete ties during the six-month period ended June 30, 2015.

Union Pacific Railroad Matter

On July 12, 2011, Union Pacific Railroad (UPRR) notified (UPRR Notice) the Company and its subsidiary, CXT Incorporated (CXT), of a warranty claim under CXT’s 2005 supply contract relating to the sale of pre-stressed concrete railroad ties to UPRR. UPRR asserted that a significant percentage of concrete ties manufactured in 2006 through 2011 at CXT’s Grand Island, NE facility failed to meet contract specifications, had workmanship defects, and were cracking and failing prematurely. Of the 3.0 million ties manufactured between 1998 and 2011 from the Grand Island, NE facility, approximately 1.6 million ties were sold during the period UPRR had claimed nonconformance. The 2005 supply contract called for each concrete tie which failed to conform to the specifications or had a material defect in workmanship to be replaced with 1.5 new concrete ties, provided, that UPRR within five years of the sale of a concrete tie, notified CXT of such failure to conform or such defect in workmanship. The UPRR Notice did not specify how many ties manufactured during this period were defective nor the exact nature of the alleged workmanship defect.

Following the UPRR Notice, the Company worked with material scientists and pre-stressed concrete experts to test a representative sample of Grand Island, NE concrete ties and assess warranty claims for certain concrete ties made in its Grand Island, NE facility between 1998 and 2011. The Company discontinued manufacturing operations in Grand Island, NE in early 2011.

In late 2012, the Company and CXT agreed to an amendment of the warranty and certain related terms of the 2005 supply contract. Subsequently, in November 2013, the Company received notice from UPRR asserting a material breach of the 2005 supply contract. The Company disputed the notice, but the parties have been unable to reach agreement on disputed UPRR claims that the Company contends do not meet the criteria for replacement per the amended 2005 supply agreement.

On January 23, 2015, UPRR filed a Complaint and Demand for Jury Trial in the District Court for Douglas County, NE against the Company and its subsidiary, CXT, asserting among other matters that the Company breached its express warranty, breached an implied covenant of good faith and fair dealing, anticipatorily repudiated its warranty obligations, and that UPRR’s exclusive and limited remedy provisions in the supply agreement have failed of their essential purpose which entitles UPRR to recover all incidental and consequential damages. The Complaint seeks to cancel all duties of UPRR under the contract, to adjudge the Company as having no remaining rights under the contracts, and to recover damages in an amount to be determined at trial for the value of unfulfilled warranty replacement ties and ties likely to become warranty eligible, for costs of cover for replacement ties, and for various incidental and consequential damages. The amended 2005 supply agreement provides that UPRR’s exclusive remedy is to receive a replacement tie that meets the contract specifications for each tie that failed to meet the contract specifications or otherwise contained a material defect provided that the Company receives written notice of such failure or defect within 15 years after that tie was produced. The amended 2005 supply agreement continues to provide that the Company’s warranty does not apply to ties that (a) have been repaired or altered without the Company’s written consent in such a way as to affect the stability or reliability thereof, (b) have been subject to misuse, negligence, or accident, or (c) have been improperly maintained or used contrary to the specifications for which such ties were produced. The amended 2005 supply agreement also continues to provide that the Company’s warranty is in lieu of all other express or implied warranties and that neither party shall be subject to or liable for any incidental or consequential damages to the other party. The dispute is largely based on (1) claims submitted which the Company believes are for ties inaccurately rated that are not the responsibility of the Company and claims that do not meet the criteria of a warranty replacement and (2) UPRR’s assertion, which the Company vigorously disputes, that UPRR in future years will be entitled to warranty replacement ties for virtually all of the Grand Island ties. Many thousands of Grand Island ties have been performing in track for over ten years. In addition, a significant amount of Grand Island ties were rated by both parties in the excellent category of the rating system. The Company filed an Answer and Counterclaim on June 29, 2015 and anticipates seeking to amend its response to include additional counterclaims based on subsequent conduct by UPRR. The Company believes UPRR’s claims are without merit and intends to continue to vigorously defend itself.

In November and December of 2014, the Company received additional notices from the UPRR asserting that ties manufactured in 2000 were defective and again asserting material breaches of the amended 2005 supply agreement relating to warranty tie replacements as well as certain new ties provided to the UPRR being out of specification. In June 2015, UPRR delivered an additional notice alleging defects in ties produced in the Company’s Tucson and Spokane locations and other claimed material breaches which the Company contends are unfounded.

On June 17, 2015, UPRR issued formal notice of the termination of the concrete tie supply agreement as well as the termination of the lease agreement at the Tucson, AZ production facility. As a result of the formal notice of termination, the Company incurred a $409 impairment charge related to leasehold improvements and other fixed assets at our Tucson, AZ concrete tie facility. The charge has been included within costs of goods sold.

The Company continues to engage in discussions in an effort to resolve this matter, however, we cannot predict that such discussions will be successful, the results of the litigation with UPRR, or whether any settlement or judgment amounts will be within the range of our estimated accruals for loss contingencies. Future potential costs pertaining to UPRR’s claims and the outcome of UPRR litigation could result in a material adverse effect on our results of operations, financial condition, and cash flows.

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

As of June 30, 2015 and December 31, 2014, the Company maintained environmental and litigation reserves approximating $6,714 and $3,344, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance at December 31, 2014	$3,344
Additions to environmental obligations	13
Environmental obligations utilized	(103)
Acquisitions	3,460

Balance at June 30, 2015	$6,714

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

14. INCOME TAXES

The Company’s effective income tax rate for the three and six months ended June 30, 2015 was 31.5% and 33.4%, respectively, and 32.9% and 32.4%, respectively, for the three and six months ended June 30, 2014. The Company’s effective tax rate for the three and six months ended June 30, 2015 and 2014 differed from the federal statutory rate of 35% primarily due to state income taxes, U.S. domestic production activities deductions, operations in foreign jurisdictions with lower statutory tax rates, and the recognition of previously unrecognized uncertain state tax benefits.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share data)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “may,” “expect,” “should,” “could,” “anticipate,” “plan,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may concern, among other things, the Company’s expectations regarding our strategy, goals, projections and plans regarding our financial position, liquidity and capital resources, the outcome of litigation and product warranty claims, results of operations, decisions regarding our strategic growth initiatives, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: an economic slowdown in the markets we serve, the risk of doing business in international markets, a decrease in freight or passenger rail traffic, sustained declines in energy prices, a lack of state or federal funding for new infrastructure projects, increased regulation including conflict minerals, an increase in manufacturing or material costs, our ability to effectuate our strategy including evaluating potential opportunities such as strategic acquisitions, joint ventures, and other initiatives, and our ability to effectively integrate new businesses and realize anticipated benefits, the timeliness and availability of material from major suppliers, labor disputes, the impact of competition, variances in current accounting estimates and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements and manage indebtedness, domestic and international income taxes, foreign currency fluctuations, inflation, the ultimate number of concrete ties that will have to be replaced pursuant to product warranty claims, an overall resolution of the related contract claims, the outcome of a lawsuit filed by Union Pacific Railroad (UPRR) as well as a reduction of future business with UPRR, risk inherent in litigation, and domestic and foreign governmental regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” section of our Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

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

Quarter-to-date Results

	Three Months Ended June 30,		Percent of Total Net Sales Three Months Ended June 30,		Percent Increase/ (Decrease)
	2015	2014	2015	2014	2015 vs. 2014
Net Sales:
Rail Products and Services	$86,882	$107,484	50.7%	64.3%	(19.2)%
Construction Products	49,516	41,810	28.9	25.1	18.4
Tubular and Energy Services	35,021	17,538	20.4	10.5	99.7

Total net sales	$171,419	$166,832	100.0%	100.0%	2.7%

	Three Months Ended June 30,		Gross Profit Percentage Three Months Ended June 30,		Percent Increase/ (Decrease)
	2015	2014	2015	2014	2015 vs. 2014
Gross Profit:
Rail Products and Services	$19,711	$18,527	22.7%	17.2%	6.4%
Construction Products	10,295	7,693	20.8	18.4	33.8
Tubular and Energy Services	6,894	4,391	19.7	25.0	57.0
LIFO income	406	202	0.2	0.1	101.0
Other	(217)	(113)	(0.1)	(0.1)	92.0

Total gross profit	$37,089	$30,700	21.6%	18.4%	20.8%

	Three Months Ended June 30,		Percent of Total Net Sales Three Months Ended June 30,		Percent Increase/ (Decrease)
	2015	2014	2015	2014	2015 vs. 2014
Expenses:
Selling and administrative expenses	$24,278	$19,599	14.2%	11.7%	23.9%
Amortization expense	3,456	1,172	2.0	0.7	* *
Interest expense	1,288	126	0.8	0.1	* *
Interest income	(37)	(147)	—	(0.1)	(74.8)
Equity in loss (income) of nonconsolidated investments	186	(142)	0.1	(0.1)	* *
Other expense (income)	95	(138)	0.1	(0.1)	* *

Total expenses	$29,266	$20,470	17.1%	12.3%	43.0%

Income before income taxes	$7,823	$10,230	4.6%	6.1%	(23.5)%
Income tax expense	2,461	3,368	1.4	2.0	(26.9)

Net income	$5,362	$6,862	3.2%	4.1%	(21.9)%

**	Results of calculation are not considered meaningful for presentation purposes.

Second Quarter 2015 Compared to Second Quarter 2014 – Company Analysis

Net sales of $171,419 for the period ended June 30, 2015 increased by $4,587, or 2.7%, compared to the prior year quarter. The change was attributable to increases of 99.7% and 18.4%, in Tubular and Energy Services and Construction Products segment sales, respectively. These increases were offset by a decline of 19.2% within the Rail Products and Services segment. During the 2015 period, sales related to acquisitions were $30,263 which generated 20.1% gross profit margins.

Gross profit margin for the quarter ended June 30, 2015 was 21.6% or 324 basis points higher than the prior year. The increase was principally related to the prior year warranty charge of $4,608 within the Rail Products and Services segment. Excluding the impact1 of the prior year charge, the increase related to margin improvements in both the Construction Products and Rail Products and Services segments.

Selling and administrative expenses increased by $4,679 or 23.9% from the prior year, due principally to costs from acquired businesses, personnel costs, and to a lesser extent acquisition and integration costs.

The Company’s effective income tax rate in the 2015 second quarter was 31.5%, compared to 32.9% in the prior year quarter. The decrease in the effective tax rate compared to the prior year quarter was primarily due to a greater recognition of previously unrecognized uncertain state tax positions during the current year quarter.

Net income for the second quarter of 2015 was $5,362, or $0.52 per diluted share, compared to net income of $6,862, or $0.67 per diluted share, in the prior year quarter.

Throughout the remainder of 2015, the Company anticipates continued short-term uncertainty in certain areas of the energy markets as well as accelerated reductions in sales to Union Pacific Railroad (UPRR) as our concrete tie warranty dispute continues unresolved.

Results of Operations – Segment Analysis

Rail Products and Services

	Three Months Ended June 30,		(Decrease) Increase	Percent (Decrease)/ Increase
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Sales	$86,882	$107,484	$(20,602)	(19.2)%

Gross Profit	$19,711	$18,527	$1,184	6.4%

Gross Profit Percentage	22.7%	17.2%	5.5%	32.0%

Second Quarter 2015 Compared to Second Quarter 2014

Rail Products and Services segment sales decreased $20,602 or 19.2% compared to the prior year period. The sales decrease within the Rail Products and Services segment was due to lower volumes across most divisions, reductions in steel pricing, less sales to the UPRR and reduced revenues related to the Honolulu, HI Transit System project as it nears completion.

The Rail Products and Services segment increased its gross profit margin by 545 basis points. The prior year period margins were negatively impacted by a $4,608 concrete tie warranty charge. Excluding the charge, the 116 basis point increase is attributable to product mix with the friction management business contributing a greater portion of the current period revenues.

During the quarter, the Rail Products and Services segment had a reduction in new orders of 22.9% compared to the prior year period. The declines related primarily to the Rail Distribution and Allegheny Rail Products businesses. Additionally, as a result of the UPRR warranty matter, UPRR has canceled certain purchase orders and new orders from UPRR have declined significantly relative to the prior year.

[1]

All results excluding warranty charges are non-GAAP measures used for management reporting purposes. Management believes that these measures provide useful information to investors because it is a profitability measure used to evaluate earnings performance on a comparable year-over-year basis.

Construction Products

	Three Months Ended June 30,		Increase	Percent Increase
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Sales	$49,516	$41,810	$7,706	18.4%

Gross Profit	$10,295	$7,693	$2,602	33.8%

Gross Profit Percentage	20.8%	18.4%	2.4%	13.0%

Second Quarter 2015 Compared to Second Quarter 2014

Construction Products segment sales increased $7,706, or 18.4% compared to the prior year period. The increase relates to a $7,109 increase in concrete construction product sales as well as an improvement of $1,105 from Piling Products, partially offset by a reduction of $508 from Bridge Product sales. Approximately 39.7% of the increase relates to acquired businesses and the remaining portion primarily relates to favorable weather conditions resulting in stronger concrete product shipments compared to the prior year period.

During the quarter, the Construction Products segment had a reduction in new orders of 7.4% compared to the prior year period. The decline primarily relates to the Piling Products business.

The gross profit percentage increased by 239 basis points due to a mix of favorable pricing and plant efficiencies within the Piling Products and concrete construction products business.

Tubular and Energy Services

	Three Months Ended June 30,		Increase (Decrease)	Percent Increase/ (Decrease)
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Sales	$35,021	$17,538	$17,483	99.7%

Gross Profit	$6,894	$4,391	$2,503	57.0%

Gross Profit Percentage	19.7%	25.0%	(5.3)%	(21.2)%

Second Quarter 2015 Compared to Second Quarter 2014

Tubular and Energy Services segment sales increased $17,483, or 99.7% compared to the prior year period. The increase related to revenues from acquired businesses of $23,147 partially offset by a reduction in sales from the Company’s Coated Pipe and Threaded Products businesses. Tubular and Energy Services gross margins reduced by 535 basis points which was primarily driven by a reduction in Coated Pipe margins as well as sales mix largely due to acquired businesses.

The Tubular and Energy Services segment generated an increase in new orders of 224.6% compared to the prior year period. New orders related to the IOS and Chemtec acquisitions represented 56.4% of the second quarter 2015 orders.

Year-to-date Results

	Six Months Ended June 30,		Percent of Total Net Sales Six Months Ended June 30,		Percent Increase/ (Decrease)
	2015	2014	2015	2014	2015 vs. 2014
Net Sales:
Rail Products and Services	$164,558	$180,980	53.2%	65.0%	(9.1)%
Construction Products	83,806	69,193	27.1	24.9	21.1
Tubular and Energy Services	60,962	28,073	19.7	10.1	117.2

Total net sales	$309,326	$278,246	100.0%	100.0%	11.2%

	Six Months Ended June 30,		Gross Profit Percentage Six Months Ended June 30,		Percent Increase/ (Decrease)
	2015	2014	2015	2014	2015 vs. 2014
Gross Profit:
Rail Products and Services	$37,854	$34,957	23.0%	19.3%	8.3%
Construction Products	16,857	13,405	20.1	19.4	25.8
Tubular and Energy Services	12,928	6,521	21.2	23.2	98.3
LIFO income	400	198	0.1	0.1	102.0
Other	(296)	(254)	(0.1)	(0.1)	16.5

Total gross profit	$67,743	$54,827	21.9%	19.7%	23.6%

	Six Months Ended June 30,		Percent of Total Net Sales Six Months Ended June 30,		Percent Increase/ (Decrease)
	2015	2014	2015	2014	2015 vs. 2014
Expenses:
Selling and administrative expenses	$46,528	$37,624	15.0%	13.5%	23.7%
Amortization expense	5,613	2,313	1.8	0.8	* *
Interest expense	1,901	249	0.6	0.1	* *
Interest income	(94)	(291)	—	(0.1)	(67.7)
Equity in loss (income) of nonconsolidated investments	13	(346)	—	(0.1)	(103.8)
Other income	(708)	(273)	(0.2)	(0.1)	* *

Total expenses	$53,253	$39,276	17.2%	14.1%	35.6%

Income before income taxes	$14,490	$15,551	4.7%	5.6%	(6.8)%
Income tax expense	4,841	5,040	1.6	1.8	(3.9)

Net income	$9,649	$10,511	3.1%	3.8%	(8.2)%

**	Results of calculation are not considered meaningful for presentation purposes.

First Six Months of 2015 Compared to First Six Months of 2014 – Company Analysis

Net sales of $309,326 for the six months ended June 30, 2015 increased by $31,080, or 11.2% compared to the prior year period. Included within the June 30, 2015 sales are acquisition related revenues of $50,259 which generated 21.2% margins. The sales increase was attributable to increases of 117.2% and 21.1% in Tubular and Energy Services and Construction Products segment sales, respectively, which were partially offset by a decrease of 9.1% in Rail Products and Services segment sales

Gross profit margin for the six months ended June 30, 2015 was 21.9%, or 220 basis points higher than the prior year. The 2014 margin was diluted due to a second quarter 2014 warranty charge of $4,608 within the Rail Products and Services segment. Excluding the impact of the charge, the increase was due to improvements within the Rail and Construction segments.

Selling and administrative expenses increased by $8,904, or 23.7%, over the prior year period. The cost increases for the six months ended June 30, 2015 were primarily attributable to costs from acquired businesses, personnel related costs, acquisition and integration costs, as well as increases in travel and entertainment costs.

The Company’s effective income tax rate from continuing operations for the first six months of 2015 was 33.4%, compared to 32.4% in the prior year period. The Company’s effective income tax rate for the six months ended June 30, 2015 differed from the federal statutory rate of 35% primarily due to state income taxes, U.S. domestic production activities deductions, operations in foreign jurisdictions with lower statutory tax rates, and the recognition of previously unrecognized uncertain state tax benefits. The increase in the effective tax rate compared to the prior year period was due to an unfavorable global mix of income as well as the recognition of uncertain state tax benefits.

Net income for the first six months of 2015 was $9,649, or $0.93 per diluted share, which compares to net income for the 2014 period of $10,511, or $1.02 per diluted share.

Results of Continuing Operations – Segment Analysis

Rail Products and Services

	Six Months Ended		(Decrease)	Percent
	June 30,		Increase	(Decrease)/Increase
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Sales	$164,558	$180,980	$(16,422)	(9.1)%

Gross Profit	$37,854	$34,957	$2,897	8.3%

Gross Profit Percentage	23.0%	19.3%	3.7%	19.2%

First Six Months of 2015 Compared to First Six Months of 2014

Rail Products and Services segment sales decreased $16,422, or 9.1%, compared to the prior year period. For the first six months of 2015, excluding marginal increases within the concrete rail business, all rail divisions experienced reductions in sales over the prior year period. The sales decline was attributable to lower volumes from various track component businesses, reductions in the price of steel, less sales to UPRR, and a reduction in sales for the Honolulu, HI Transit System project as it nears completion.

During the six-month period ended June 30, 2015, the Rail Products and Services segment had a reduction in new orders of 14.5% compared to the prior year period. UPRR has canceled certain purchase orders and new orders from UPRR have declined significantly relative to the prior year. As a result, the Company is making adjustments to remove UPRR sales from our forecasts.

The Rail Products and Services segment increased its gross profit margin by 369 basis points. The increase over prior year principally related to the prior year concrete tie warranty charge of $4,608, as further described in Note 13. Excluding this charge, the increase of 114 basis points was principally due to a shift in product mix from distribution products to friction management products primarily sold by the Rail Technologies division.

Construction Products

	Six Months Ended			Percent
	June 30,		Increase	Increase
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Sales	$83,806	$69,193	$14,613	21.1%

Gross Profit	$16,857	$13,405	$3,452	25.8%

Gross Profit Percentage	20.1%	19.4%	0.7%	3.6%

First Six Months of 2015 Compared to First Six Months of 2014

Construction Products segment sales increased $14,613, or 21.1%, compared to the prior year period. The increase relates to a 91.8% increase in concrete construction product sales, of which 65.1% related to acquired revenues, along with an 8.6% increase in Piling Product sales. Partially offsetting the increase was a decline in Fabricated Bridge Product sales which was coming off of a record 2014 sales year.

During the six-month period ended June 30, 2015, the Construction Products segment had a reduction in new orders of 20.0% compared to the prior year period. The decline related primarily to the Piling Products business.

The gross profit percentage increased by 74 basis points due to gross margin improvements in all the Construction Products’ businesses excluding Fabricated Bridge Products. The improvement was primarily driven by volume related efficiencies.

Tubular and Energy Services

	Six Months Ended June 30,		Increase / (Decrease)	Percent Increase/ (Decrease)
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Sales	$60,962	$28,073	$32,889	117.2%

Gross Profit	$12,928	$6,521	$6,407	98.3%

Gross Profit Percentage	21.2%	23.2%	(2.0)%	(8.6)%

First Six Months of 2015 Compared to First Six Months of 2014

Tubular and Energy Services segment sales increased $32,889, or 117.2%, compared to the prior year period. The increase relates to revenues from acquired businesses of $38,157, which were partially offset by reductions of $5,268 within the Coated and Threaded businesses. Tubular and Energy Services gross margins declined by 202 basis points due to the mix of products and services provided.

The Tubular and Energy Services segment generated an increase in new orders of 115.2% compared to the prior year period. New order related to acquisitions represented 55.4% of orders through June 30, 2015.

Other

Segment Backlog

Total Company backlog at June 30, 2015 was approximately $207,765 and is summarized by business segment in the following table for the periods indicated:

	Backlog
	June 30,	December 31,	June 30,
	2015	2014	2014
Rail Products and Services	$113,729	$104,821	$140,377
Construction Products	72,759	65,843	96,276
Tubular and Energy Services	21,277	13,686	11,145

Total Backlog	$207,765	$184,350	$247,798

Backlog from acquired businesses represents 10.9% of the Company’s total unfilled customer orders. While a considerable portion of the business is backlog driven, the recent acquisition of IOS is not driven by backlog and therefore has very insignificant levels throughout the year.

Warranty

As of June 30, 2015, the Company maintained a total product warranty reserve of approximately $9,050 for its estimate of all potential product warranty claims. Of this total, $7,756 reflects the current estimate of the Company’s exposure for potential product warranty claims related to concrete tie production. While the Company believes this is a reasonable estimate of its potential contingencies related to identified concrete tie warranty matters, the Company may incur future charges associated with new customer claims or further development of information for existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on the Company’s results of operations and financial condition. See Note 13 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Total debt was $218,472 and $26,428 as of June 30, 2015 and December 31, 2014, respectively.

Our need for liquidity relates primarily to seasonal working capital requirements for operations, capital expenditures, joint venture capital obligations, strategic investments or acquisitions, debt service obligations, share repurchases, and dividends.

The following table summarizes the year-to-date impact of these items:

	June 30,
	2015	2014
Liquidity needs:
Working capital and other assets and liabilities	$(25,292)	$13,886
Capital expenditures	(8,246)	(7,682)
Capital contributions to equity method investments	(61)	—
Other long-term debt repayments	(62,247)	(54)
Financing costs paid	(1,670)	—
Treasury stock acquisitions	(962)	(918)
Dividends paid to common shareholders	(831)	(620)
Acquisitions, net of cash acquired	(193,871)	(495)
Cash interest paid	(1,471)	(177)

Net liquidity needs	(294,651)	3,940

Liquidity sources:
Internally generated cash flows before interest paid	24,739	17,439
Dividends from LB Pipe & Coupling Products, LLC	90	540
Proceeds from asset sales	163	184
Equity transactions	378	414
Other long-term debt proceeds	254,291	316
Foreign exchange effects	(1,473)	99

Net liquidity sources	278,188	18,992

Net Change in Cash	$(16,463)	$22,932

Cash Flow from Operating Activities

During the current 2015 period, cash flows from operating activities used $1,934, a decrease of $33,622, compared to the 2014 period. For the six months ended June 30, 2015, income, adjustments to income from operating activities, and dividends from the LB Pipe joint venture provided $23,358 compared to $17,802 in the 2014 period. Working capital and other assets and liabilities used $25,292 in the current period compared to providing $13,886 in the prior year period. The reduction in cash flows from operations was largely impacted by the timing of working capital movement. As of December 31, 2014, the Company maintained a significant amount of accounts payable due to capital spending as well as favorable pricing on core product.

The Company’s calculation for days sales outstanding at June 30, 2015 was 51 days compared to 50 days at December 31, 2014 and we believe our receivable portfolio is strong.

Cash Flow from Investing Activities

The primary investing activity during the six months of 2015 related to the acquisitions of Tew and IOS. The total purchase price net of cash acquired was $193,871. During the six-month period ended June 30, 2014, the Company made a post closing working capital payment of $495 related to the 2013 acquisition of Ball Winch. Other investing activities included capital expenditures of $8,246 for the first six months of 2015 compared to $7,682 for the same 2014 period. Current period expenditures related primarily to the finalization of the Birmingham, AL coated products facility upgrade, application development of a new enterprise resource planning system, and general plant and yard improvements across each segment. During the prior year, capital expenditures related to improvements to our Birmingham, AL coated products facility, equipment costs to expand into adjacent markets within our bridge products and Ball Winch coated products businesses, and general plant and yard improvements. We anticipate total capital spending in 2015 will range between $15,000 and $17,000.

Cash Flow from Financing Activities

During the six months ended June 30, 2015, the Company had an increase in outstanding debt of $192,044 primarily related to drawings against the revolving credit facility to fund domestic acquisition activity. During the periods ended June 30, 2015 and 2014, we did not purchase any common shares of the Company under our existing share repurchase authorization. However, we withheld 19,820 and 20,301 shares for approximately $962 and $918 for the periods ended June 30, 2015 and 2014, respectively. These amounts were withheld from employees to pay their withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards. Cash outflows related to dividends were $831 and $620 for the periods ended June 30, 2015 and 2014, respectively

Financial Condition

As of June 30, 2015, we had $35,561 in cash and cash equivalents and a domestic credit facility with $120,283 of availability while carrying $218,472 in total debt. We believe this liquidity will provide the flexibility to take advantage of both organic and external investment opportunities.

Our priority continues to be short-term maturities and the preservation of our principal balances. Approximately $26,620 of our cash and cash equivalents was held in non-domestic bank accounts, and is not available to fund domestic operations unless repatriated. It is management’s intent to indefinitely reinvest such funds outside of the United States.

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

As of June 30, 2015, the Company was in compliance with the Amended Credit Agreement’s covenants. The agreement matures on March 13, 2020.

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

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations, and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2014 is included in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources. Excluding the drawings against the revolving credit facility for the acquisition of IOS, there were no material changes to these arrangements during the six-month period ended June 30, 2015.

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

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the three-month period ended June 30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2015, the Company completed the acquisitions of IOS and Tew. The Company also acquired Chemtec and FWO during the fourth quarter of 2014. We are in the process of integrating these businesses. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to IOS, Tew, Chemtec, and FWO as the integration proceeds. As such, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

(Dollars in thousands, except share data)

Item 1. Legal Proceedings

See Note 13, “Commitments and Contingent Liabilities,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 3, 2015, as well as our quarterly reports filed thereafter, which could materially affect our business, financial condition, financial results, or future performance. The risks described in our Annual Report on Form 10-K and quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition, and/or results of operations.

We are dependent upon key customers.

We could be adversely affected by changes in the business or financial condition of a customer or customers. A significant decrease in capital spending by our railroad customers could negatively impact our product revenue. Our CXT concrete rail products division and Allegheny Rail Products division are dependent on Union Pacific Railroad (UPRR) for a significant portion of their business. As a result of ongoing litigation and termination of the amended 2005 supply agreement with UPRR, our sales and new orders with UPRR have declined and will continue to decrease or be eliminated in the future. No assurances can be given that a significant downturn in the business or financial condition of a customer, or customers, would not impact our results of operations and/or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s purchases of equity securities for the three-month period ended June 30, 2015 were as follows:

				Approximate
			Total number	dollar
			of shares	value of shares
		Average	purchased as	that may yet be
	Total number	price	part of publicly	purchased under
	of shares	paid per	announced plans	the plans or programs
	purchased (1)	share	or programs (2)	(in thousands)
April 1, 2015 - April 30, 2015	—	$—	—	$15,000
May 1, 2015 - May 31, 2015	—	—	—	15,000
June 1, 2015 - June 30, 2015	—	—	—	15,000

Total	—	$—	—	$15,000

(1)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.

(2)	On December 4, 2013, the Board of Directors authorized the repurchase of up to $15,000 of the Company’s common shares until December 31, 2016. This authorization became effective January 1, 2014.

We did not purchase any common shares of the Company during the three month period ended June 30, 2015 under our existing share repurchase authorization. During the six months ended June 30, 2015, we withheld 19,820 shares for approximately $962 from employees to pay their withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards.

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

L.B. FOSTER COMPANY
(Registrant)

Date: August 4, 2015	By: /s/ David J. Russo
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