Form 10-Q
period 2015-09-30
FOSTER L B CO
filed 2015-11-09
CIK 352825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2015
Common Stock, Par Value $.01	10,320,151 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,210	$52,024
Accounts receivable - net	110,854	90,178
Inventories - net	98,812	95,089
Current deferred tax assets	5,269	3,497
Prepaid income tax	912	2,790
Other current assets	8,029	4,101

Total current assets	257,086	247,679
Property, plant, and equipment - net	126,872	74,802
Other assets:
Goodwill	81,202	82,949
Other intangibles - net	137,522	82,134
Investments	5,485	5,824
Other assets	3,407	1,733

Total assets	$611,574	$495,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,528	$67,166
Deferred revenue	8,833	8,034
Accrued payroll and employee benefits	10,013	13,419
Accrued warranty	9,430	11,500
Current maturities of long-term debt	1,284	676
Current deferred tax liabilities	77	77
Other accrued liabilities	12,726	7,899

Total current liabilities	95,891	108,771
Long-term debt	206,214	25,752
Deferred tax liabilities	10,858	10,945
Other long-term liabilities	17,493	13,765
Stockholders’ equity:
Common stock, par value $.01, authorized 20,000,000 shares; shares issued at September 30, 2015 and December 31, 2014, 11,115,779; shares outstanding at September 30, 2015 and December 31, 2014, 10,218,097 and 10,242,405, respectively	111	111
Paid-in capital	46,790	48,115
Retained earnings	273,655	322,672
Treasury stock - at cost, common stock, shares at September 30, 2015 and December 31, 2014, 897,682 and 873,374, respectively	(22,740)	(23,118)
Accumulated other comprehensive loss	(16,698)	(11,892)

Total stockholders’ equity	281,118	335,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$611,574	$495,121

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Sales of goods	$147,648	$155,039	$417,224	$410,153
Sales of services	28,411	12,758	68,161	35,890

Total sales	176,059	167,797	485,385	446,043
Cost of goods sold	117,474	121,607	328,461	328,178
Cost of services sold	22,547	11,031	53,143	27,879

Total cost of sales	140,021	132,638	381,604	356,057

Gross profit	36,038	35,159	103,781	89,986

Selling and administrative expenses	21,605	20,644	68,133	58,268
Amortization expense	3,337	1,191	8,950	3,504
Impairment of goodwill	80,337	—	80,337	—
Interest expense	1,265	126	3,166	375
Interest income	(66)	(140)	(160)	(431)
Equity in loss (income) of nonconsolidated investments	299	(477)	312	(823)
Other income	(537)	(42)	(1,245)	(315)

	106,240	21,302	159,493	60,578

(Loss) Income before income taxes	(70,202)	13,857	(55,712)	29,408
Income tax (benefit) expense	(12,780)	4,741	(7,939)	9,781

Net (loss) income	$(57,422)	$9,116	$(47,773)	$19,627

Basic (loss) earnings per common share	$(5.60)	$0.89	$(4.65)	$1.92

Diluted (loss) earnings per common share	$(5.60)	$0.88	$(4.65)	$1.90

Dividends paid per common share	$0.04	$0.03	$0.12	$0.09

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net (loss) income	$(57,422)	$9,116	$(47,773)	$19,627

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(3,297)	(2,693)	(4,783)	(2,648)
Unrealized loss on cash flow hedges, (net of tax benefit of $184)	(294)	—	(294)	—
Reclassification of pension liability adjustments to earnings, net of tax expense of $46, $24 and $140, $71*	90	47	271	137

Other comprehensive loss, net of tax	(3,501)	(2,646)	(4,806)	(2,511)

Comprehensive (loss) income	$(60,923)	$6,470	$(52,579)	$17,116

*	Reclassifications out of accumulated other comprehensive (loss) income for pension obligations are charged to selling and administrative expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(47,773)	$19,627
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Deferred income taxes	(17,281)	(641)
Depreciation	10,593	5,743
Amortization	8,950	3,504
Impairment of goodwill	80,337	—
Equity in loss (income) of nonconsolidated investments	312	(823)
Loss on sales and disposals of property, plant, and equipment	125	15
Share-based compensation	1,382	2,403
Excess income tax benefit from share-based compensation	(289)	(283)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,485)	7,934
Inventories	(1,283)	(11,839)
Other current assets	625	(437)
Prepaid income tax	2,969	4,978
Other noncurrent assets	(1,101)	(448)
Dividends from LB Pipe & Coupling Products, LLC	90	630
Accounts payable	(16,058)	13,727
Deferred revenue	(317)	4,092
Accrued payroll and employee benefits	(5,283)	475
Other current liabilities	(370)	1,206
Other liabilities	(455)	(125)

Net cash provided by operating activities	13,688	49,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	389	184
Capital expenditures on property, plant, and equipment	(11,618)	(11,593)
Acquisitions, net of cash acquired	(193,871)	(12,786)
Capital contributions to equity method investments	(61)	(82)

Net cash used by investing activities	(205,161)	(24,277)

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(108,777)	(78)
Proceeds from debt	289,764	316
Proceeds from exercise of stock options and stock awards	68	131
Financing fees	(1,670)	(473)
Treasury stock acquisitions	(2,686)	(918)
Cash dividends on common stock paid to shareholders	(1,244)	(931)
Excess income tax benefit from share-based compensation	289	283

Net cash provided (used) by financing activities	175,744	(1,670)

Effect of exchange rate changes on cash and cash equivalents	(3,085)	(1,898)
Net (decrease) increase in cash and cash equivalents	(18,814)	21,893
Cash and cash equivalents at beginning of period	52,024	64,623

Cash and cash equivalents at end of period	$33,210	$86,516

Supplemental disclosure of cash flow information:
Interest paid	$2,513	$267

Income taxes paid	$6,280	$4,849

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

1. FINANCIAL STATEMENTS

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a significant impact on our financial position or results of operations.

In September 2015, the FASB issued ASU No. 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2016. The update is not expected to have a significant impact on our financial position or results of operations.

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation. These reclassifications separately presented sales of services and cost of services sold to reflect the Company’s increased service offerings attributable to the recent acquisitions disclosed in Note 3.

2. BUSINESS SEGMENTS

The Company is a leading manufacturer, fabricator, and distributor of products and services for rail, construction, energy, and utility markets. The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. Each segment represents a revenue-producing component of the Company for which separate financial information is produced internally and is subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources. Each segment is evaluated based upon its respective contribution to the Company’s consolidated results based upon segment profit.

As a result of recently completed acquisitions, during the first quarter of 2015, the Company renamed the Rail Products and Tubular Products business segments to be Rail Products and Services and Tubular and Energy Services, respectively. The name changes principally relate to adjacent market acquisitions which have created a platform to enhance our product and service offerings within the rail and energy markets. Excluding the addition of current year acquisitions, there were no changes to the divisions that have been aggregated within the segments nor were there changes to the historical reportable segment results.

The following table illustrates revenues and profits from operations of the Company by segment for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Net Sales	Segment Profit/(Loss)		Net Sales	Segment Profit/(Loss)

Rail Products and Services	$87,972	$6,984		$252,530	$19,469
Construction Products	54,093	4,456		137,899	10,842
Tubular and Energy Services	33,994	(79,873	)*	94,956	(77,557	)*

Total	$176,059	$(68,433)		$485,385	$(47,246)

*	- Segment profit includes impairment of goodwill as further described in Note 4.

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Net Sales	Segment Profit	Net Sales	Segment Profit

Rail Products and Services	$102,105	$11,533	$283,085	$23,685
Construction Products	49,907	3,251	119,100	7,838
Tubular and Energy Services	15,785	1,661	43,858	4,973

Total	$167,797	$16,445	$446,043	$36,496

Segment profits from operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of generally 1% per month, excluding recently acquired businesses. There has been no change in the measurement of segment profit from operations from December 31, 2014. The internal cost of capital charges are eliminated during the consolidation process.

The following table provides a reconciliation of reportable segment net profit from operations to the Company’s consolidated total:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(Loss) income for reportable segments	$(68,433)	$16,445	$(47,246)	$36,496
Interest expense	(1,265)	(126)	(3,166)	(375)
Interest income	66	140	160	431
Other income	537	42	1,245	315
LIFO income	181	302	581	500
Equity in (loss) income of nonconsolidated investments	(299)	477	(312)	823
Corporate expense, cost of capital elimination, and other unallocated charges	(989)	(3,423)	(6,974)	(8,782)

(Loss) Income before income taxes	$(70,202)	$13,857	$(55,712)	$29,408

The following table illustrates assets of the Company by segment:

	September 30,	December 31,
	2015	2014
Rail Products and Services	$263,208	$239,951
Construction Products	96,764	102,978
Tubular and Energy Services	226,692	130,289
Unallocated corporate assets	32,618	30,192
LIFO	(7,708)	(8,289)

Total	$611,574	$495,121

3. ACQUISITIONS

Inspection Oilfield Services

On March 13, 2015, the Company acquired IOS Holdings, Inc. (“IOS”) for $167,404, net of cash acquired and a net working capital receivable adjustment of $2,363. The purchase agreement includes an earn-out provision for the seller to generate an additional $60,000 of proceeds upon achieving certain levels of EBITDA during the three year period beginning on January 1, 2015. As of September 30, 2015, the Company has not accrued an estimated earn-out obligation based upon a probability weighted valuation model of the projected EBITDA results, which indicates that the minimum target will not be achieved. Approximately $7,600 of the purchase price relates to amounts held in escrow to satisfy potential indemnity claims made under the purchase agreement. IOS is a leading independent provider of tubular management services with operations in every significant oil and gas producing region in the continental United States. The acquisition is included within our Tubular and Energy Services segment from the date of acquisition. See Note 4 with respect to an impairment of the goodwill related to this acquisition.

Tew Holdings, LTD

On January 13, 2015, the Company acquired Tew Holdings, LTD (“Tew”) for $26,467, net of cash acquired. The purchase price includes approximately $4,200 related to working capital and net debt adjustments. The non-domestic cash payment includes approximately $600 which is held in escrow to satisfy potential indemnity claims made under the purchase agreement. Headquartered in Nottingham, UK, Tew provides application engineering solutions primarily to the rail market and other major industries. The results of Tew’s operations are included within the Rail Products and Services segment from the date of acquisition.

Chemtec Energy Services, L.L.C.

On December 30, 2014, the Company acquired Chemtec Energy Services, L.L.C. (“Chemtec”) for $66,719, net of cash received, which is inclusive of $1,867 related to working capital adjustments. The cash payment included $5,000 which is held in escrow to satisfy potential indemnity claims made under the purchase agreement. Chemtec is a domestic manufacturer and turnkey provider of blending, injection, and metering equipment for the oil and gas industry. The acquired business is included within our Tubular and Energy Services segment. See Note 4 with respect to an impairment of the goodwill related to this acquisition.

FWO

On October 29, 2014, the Company acquired FWO, a business of Balfour Beatty Rail GmbH for $1,103, inclusive of a $161 post-closing working capital receivable adjustment. FWO is engaged in the electronic track lubrication and maintenance business and has been included in our Rail Products and Services segment.

Carr Concrete

On July 7, 2014, the Company acquired Carr Concrete Corporation (“Carr”) for $12,480, inclusive of a $189 post-closing purchase price adjustment. Carr is a provider of pre-stressed and precast concrete products located in Waverly, WV and the transaction was funded with cash on hand. Included within the purchase price is $1,000 which is held in escrow to satisfy potential indemnity claims made under the purchase agreement. The results of Carr’s operations are included in our Construction Products segment.

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

The following unaudited pro forma consolidated income statement presents the Company’s results as if the acquisitions of IOS, Tew, and Chemtec had occurred on January 1, 2014. The 2015 pro forma results include the impact of the current year impairment of goodwill as further described in Note 4.

	Three months ended		Nine months ended
	September, 30		September, 30
	2015	2014	2015	2014
Net sales	$176,059	$220,945	$501,458	$595,790
Gross profit	36,038	51,582	108,252	136,731
Net (loss) income	(57,422)	13,534	(47,727)	31,669
Diluted (loss) earnings per share
As Reported	$(5.60)	$0.88	$(4.65)	$1.90
Pro forma	$(5.60)	$1.31	$(4.65)	$3.07

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Allocation of Purchase Price	March 13, 2015 - IOS		January 13, 2015 -Tew	December 30, 2014 - Chemtec		October 29, 2014 - FWO	July 7, 2014 - Carr
Current assets	$19,877		$12,125	$15,528		$131	$3,180
Other assets	708		—	—		—	45
Property, plant, and equipment	51,453		2,398	4,705		—	7,648
Goodwill	69,908	*	8,772	22,302	*	971	1,936
Other intangibles	50,354		14,048	33,130		419	1,348
Liabilities assumed	(23,596)		(6,465)	(6,756)		(418)	(1,677)

Total	$168,704		$30,878	$68,909		$1,103	$12,480

*	- See Note 4 with respect to an impairment of the goodwill related to this acquisition.

Intangible asset values for the acquisitions were finalized during 2015.

The following table summarizes the estimates of the fair values of the identifiable intangible assets acquired:

Intangible Asset	March 13, 2015 - IOS	January 13, 2015 -Tew	December 30, 2014 - Chemtec	October 29, 2014 - FWO	July 7, 2014 - Carr
Trade name	$2,641	$870	$3,149	$—	$613
Customer relationships	41,171	10,035	23,934	34	524
Technology	4,364	2,480	4,930	341	87
Non-competition agreements	2,178	663	1,117	44	124

Total identified intangible assets	$50,354	$14,048	$33,130	$419	$1,348

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table represents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance at December 31, 2014	$38,956	$5,147	$38,846	$82,949
Acquisitions	8,772	—	69,908	78,680
Foreign currency translation impact	(90)	—	—	(90)
Impairment charges	—	—	(80,337)	(80,337)

Balance at September 30, 2015	$47,638	$5,147	$28,417	$81,202

The Company performs goodwill impairment tests annually during the fourth quarter, unless it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. During the current quarter, the Company’s IOS and Chemtec reporting units underperformed against their projections and revised their forecasts downward. Additionally, in August, the Company revised its full year outlook as a result of trends in the energy market as well as the loss of sales to UPRR. The impact of these factors led to a decline in the Company’s market capitalization which fell below the shareholder’s equity value. The Company concluded that the aggregation of these events were indications of impairments.

Based upon these indicators, with the assistance of an independent valuation firm, the Company performed an interim test for impairment of goodwill as of September 1, 2015. The valuation included the use of both the income and market approach. The Company applied greater weighting to the income approach as the Company believes it is the most reliable indication of value as it captures forecasted revenues and earnings for the reporting units in the projection period that the market approach may not directly incorporate.

The results of the test indicated that the IOS and Chemtec reporting units’ respective fair values were less than their carrying value. All other reporting units that maintain goodwill exceeded their carrying value and were not at risk of impairment. As a result of the downturn within the energy markets impact on both reporting units, the prolonged expectations for recovery, and the reduction in active U.S. land oil rig count which specifically impacted the IOS reporting unit, the near term projections of these reporting units have deteriorated and the expected future growth of each of these reporting units was insufficient to support the carrying values.

The Company compared the implied fair values of the IOS and Chemtec goodwill amounts with the carrying amounts of that goodwill. The fair values of the IOS and Chemtec reporting units were allocated to all of the assets and liabilities of the respective reporting unit as if IOS and Chemtec had been acquired in business combinations as of the test date and the fair value was the purchase price paid to acquire each reporting unit. As a result of this valuation, it was determined that the carrying amounts of IOS’s and Chemtec’s goodwill exceeded the implied fair values of that goodwill. The Company recognized a non-cash goodwill impairment charge of $80,337 ($63,887 net of taxes) to write down the carrying values to the implied fair values, of which $69,908 represents the full carrying value of goodwill related to the IOS acquisition and the remaining $10,429 relates to the Chemtec reporting unit.

The Company performed a recoverability test on the long-lived tangible and definite lived intangible assets related to the IOS and Chemtec acquisitions and concluded that no impairment existed. The Company will continue to monitor these assets, including their respectful useful lives, in future periods.

The following table represents the gross other intangible assets balance by reportable segment:

	September 30,	December 31,
	2015	2014
Rail Products and Services	$58,736	$44,781
Construction Products	3,178	3,178
Tubular and Energy Services	98,166	47,812

	$160,080	$95,771

The components of the Company’s intangible assets are as follows:

	September 30, 2015
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
Non-compete agreements	4	$6,979	$(2,015)	$4,964
Patents	10	531	(236)	295
Customer relationships	16	95,633	(8,759)	86,874
Supplier relationships	5	350	(318)	32
Trademarks and trade names	13	14,274	(2,719)	11,555
Technology	13	42,313	(8,511)	33,802

		$160,080	$(22,558)	$137,522

	December 31, 2014
	Weighted Average	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
	In Years	Value	Amortization	Amount
Non-compete agreements	5	$4,143	$(705)	$3,438
Patents	10	564	(189)	375
Customer relationships	19	44,450	(4,679)	39,771
Supplier relationships	5	350	(268)	82
Trademarks and trade names	14	10,765	(1,855)	8,910
Technology	14	35,499	(5,941)	29,558

		$95,771	$(13,637)	$82,134

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 15 years. Amortization expense for the three-month periods ended September 30, 2015 and 2014 was $3,337 and $1,191, respectively. Amortization expense for the nine-month periods ended September 30, 2015 and 2014 was $8,950 and $3,504, respectively.

Estimated amortization expense for the remainder of 2015 and thereafter is as follows:

Amortization Expense
2015	$3,263
2016	13,040
2017	12,139
2018	11,807
2019	11,076
2020 and thereafter	86,197

$137,522

5. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company often receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable at September 30, 2015 and December 31, 2014 have been reduced by an allowance for doubtful accounts of $1,120 and $1,036, respectively.

6. INVENTORIES

Inventories at September 30, 2015 and December 31, 2014 are summarized in the following table:

	September 30,	December 31,
	2015	2014
Finished goods	$68,783	$65,335
Work-in-process	14,563	16,188
Raw materials	23,174	21,855

Total inventories at current costs	106,520	103,378
Less: LIFO reserve	(7,708)	(8,289)

	$98,812	$95,089

Inventory is generally valued at the lower of last-in, first-out (“LIFO”) cost or market. Other inventories of the Company are valued at average cost or market, whichever is lower. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end levels and costs.

7. INVESTMENTS

The Company is a member of a joint venture, LB Pipe & Coupling Products, LLC (“LB Pipe JV”), in which it maintains a 45% ownership interest. The LB Pipe JV manufactures, markets, and sells various precision coupling products for the energy, utility, and construction markets and is scheduled to terminate on June 30, 2019.

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

As of September 30, 2015 and December 31, 2014, the Company had a nonconsolidated equity method investment of $5,367 and $5,746, respectively, in the LB Pipe JV and other equity investments totaling $118 and $78, respectively.

The Company recorded equity in the loss of the LB Pipe JV of $292 and equity in the income of the LB Pipe JV of $477 for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded equity in the loss of the LB Pipe JV of $289 and equity in the income of the LB Pipe JV of $823, respectively. During the three-month period ending September 30, 2014, the Company received cash distributions of $90. Cash distributions of $90 and $630 were received for the nine months ended September 30, 2015 and 2014, respectively. There were no changes to the Company’s 45% ownership interest as a result of the proportional distribution.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the LB Pipe JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the LB Pipe JV for its operations, which is described below. The carrying amounts with the maximum exposure to loss of the Company at September 30, 2015 and December 31, 2014, respectively, are as follows:

	September 30,	December 31,
	2015	2014
LB Pipe JV equity method investment	$5,367	$5,746
Net investment in direct financing lease	1,028	1,117

	$6,395	$6,863

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

The following is a schedule of the direct financing minimum lease payments for the remainder of 2015 and the years 2016 and thereafter:

Minimum Lease Payments
2015	$33
2016	131
2017	140
2018	150
2019	574

$1,028

8. DEFERRED REVENUE

Deferred revenue of $8,833 and $8,034 as of September 30, 2015 and December 31, 2014, respectively, consists of customer payments received for which the revenue recognition criteria have not yet been met as well as billings in excess of costs on percentage of completion projects. Advanced payments from customers typically relate to contracts with respect to which the Company has significantly fulfilled its obligations, but due to the Company’s continuing involvement with the material, revenue is precluded from being recognized until title, ownership, and risk of loss have passed to the customer.

9. LONG-TERM DEBT

United States

Long-term debt consists of the following:

	September 30,	December 31,
	2015	2014
Revolving credit facility	$203,460	$24,200
Capital leases and financing agreements	4,038	2,228

Total	207,498	26,428
Less current maturities	1,284	676

Long-term portion	$206,214	$25,752

On March 13, 2015, L.B. Foster Company, its domestic subsidiaries, and certain of its Canadian subsidiaries (“L.B. Foster”) entered into an amended and restated $335,000 Revolving Credit Facility Credit Agreement (“Amended Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and

Branch Banking and Trust Company. This Amended Credit Agreement modifies the prior revolving credit facility which had a maximum credit line of $200,000. The Amended Credit Agreement provides for a five-year, unsecured revolving credit facility that permits borrowings of up to $335,000 for the U.S. borrowers and a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian borrowers. The Amended Credit Agreement’s accordion feature permits L.B. Foster to increase the available revolving borrowings under the facility by up to an additional $100,000 subject to L.B. Foster’s receipt of increased commitments from existing or new lenders and to certain conditions being satisfied.

Borrowings under the Amended Credit Agreement will bear interest at rates based upon either the base rate or Euro-rate plus applicable margins. Applicable margins are dictated by the ratio of L.B. Foster’s indebtedness less consolidated cash on hand to L.B. Foster’s consolidated EBITDA, as defined in the underlying Amended Credit Agreement. The base rate is the highest of (a) PNC Bank’s prime rate, (b) the Federal Funds Rate plus 0.50% or (c) the daily Euro-rate (as defined in the Amended Credit Agreement) plus 1.00%. The base rate and Euro-rate spreads range from 0.00% to 1.50% and 1.00% to 2.50%, respectively.

The Amended Credit Agreement includes two financial covenants: (a) Leverage Ratio, defined as L.B. Foster’s Indebtedness less consolidated cash on hand, in excess of $15,000, divided by L.B. Foster’s consolidated EBITDA, which must not exceed 3.25 to 1.00 and (b) Minimum Interest Coverage, defined as consolidated EBITDA less Capital Expenditures divided by consolidated interest expense, which must be no less than 3.00 to 1.00.

The Amended Credit Agreement permits L.B. Foster to pay dividends, distributions, and make redemptions with respect to its stock provided no event of default or potential default (as defined in the Amended Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Dividends, distributions, and redemptions are capped at $25,000 per year when funds are drawn on the facility. If no drawings on the facility exist, dividends, distributions, and redemptions in excess of $25,000 per year are subjected to a limitation of $75,000 in the aggregate over the life of the facility. The $75,000 aggregate limitation also permits certain loans, investments, and acquisitions.

Other restrictions exist at all times including, but not limited to, limitation of L.B. Foster’s sale of assets, other indebtedness incurred by either the borrowers or the non-borrower subsidiaries of L.B. Foster, guarantees, and liens.

As of September 30, 2015, L.B. Foster was in compliance with the Credit Agreement’s covenants.

At September 30, 2015, L.B. Foster had outstanding letters of credit of approximately $526 and had gross available borrowing capacity of $131,014. The maturity date of the facility is March 13, 2020.

United Kingdom

A subsidiary of the Company has a credit facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500 pounds sterling (approximately $2,269 at September 30, 2015). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of September 30, 2015. There was approximately $17 in outstanding guarantees (as defined in the underlying agreement) as of September 30, 2015. This credit facility was renewed during the third quarter of 2014 with no significant changes to the underlying terms or conditions in the facility. The Company extended its renewal option during the current quarter and it is the Company’s intention to renew this credit facility with NatWest Bank during the annual review of the credit facility during the fourth quarter of 2015.

The United Kingdom credit facility contains certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of September 30, 2015. The subsidiary had available borrowing capacity of $2,252 as of September 30, 2015.

10. Fair Value Measurements

The Company determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions of what market participants would use. The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

During the third quarter of 2015, the Company entered into forward starting LIBOR-based interest rate swaps with a notional value of $35,000 to reduce the impact of interest rate changes on a portion of its variable-rate debt. The swaps will become effective in February 2017 at which point it will effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract.

As of September 30, 2015, the Company recorded a fair value liability of $479 related to the swaps which have been classified as Level 2 within the fair value hierarchy. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements.

11. EARNINGS PER COMMON SHARE

(Share amounts in thousands)

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per common share - Income available to common stockholders:
Net (loss) income	$(57,422)	$9,116	$(47,773)	$19,627
Denominator:
Weighted average shares outstanding	10,256	10,239	10,266	10,220

Denominator for basic earnings per common share	10,256	10,239	10,266	10,220
Effect of dilutive securities:
Employee stock options	—	4	—	7
Other stock compensation plans	—	92	—	98

Dilutive potential common shares	—	96	—	105

Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,256	10,335	10,266	10,325

Basic (loss) earnings per common share	$(5.60)	$0.89	$(4.65)	$1.92

Diluted (loss) earnings per common share	$(5.60)	$0.88	$(4.65)	$1.90

Dividends paid per common share	$0.04	$0.03	$0.12	$0.09

During the three and nine-month periods ended September 30, 2015, there were approximately 48 and 81 anti-dilutive shares excluded from the above calculation, respectively.

12. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of ($514) and $604 for the three-month periods ended September 30, 2015 and 2014, respectively, related to restricted stock awards and performance unit awards. Stock compensation expense of $1,382 and $2,403 was recorded for the nine-month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015, unrecognized compensation expense for awards that the Company expects to vest approximated $3,435. The Company will recognize this expense over the upcoming four-year period through June 2019.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares that have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

The excess income tax benefit realized for the tax deduction from stock-based compensation approximated $289 and $283 for the nine months ended September 30, 2015 and 2014, respectively. This excess income tax benefit is included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

Stock Option Awards

As of September 30, 2015, there were no outstanding and exercisable stock options. During the first quarter of 2015, the remaining 7,500 outstanding stock options were exercised at a weighted average exercise price of $9.08. During the nine months ended September 30, 2014, 11,250 stock options with a weighted average exercise price per share of $11.67 were exercised. There were no new grants or cancellations of stock option awards during the three and nine-month periods ended September 30, 2015 and 2014.

Restricted Stock Awards and Performance Unit Awards

Under the amended and restated 2006 Omnibus Stock Incentive Plan, the Company grants eligible employees restricted stock and performance unit awards. The forfeitable restricted stock awards granted prior to March 2015 generally time-vest after a four year holding period, and those granted in March 2015 generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock award agreement. Performance unit awards are offered annually under separate three-year long-term incentive plans. Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan. If the Company’s estimate of the number of performance stock awards expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

The following table summarizes the restricted stock award and performance unit award activity for the period ended September 30, 2015:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	108,237	71,990	$36.25

Granted	29,656	41,114	47.88
Vested	(34,839)	(23,877)	31.66
Adjustment for incentive awards not expected to vest	—	(45,384)	43.97
Canceled	(1,000)	—	38.44

Outstanding at September 30, 2015	102,054	43,843	$41.32

13. RETIREMENT PLANS

Retirement Plans

The Company has seven retirement plans which cover its hourly and salaried employees in the United States: three defined benefit plans (one active / two frozen) and four defined contribution plans. Employees are eligible to participate in the appropriate plan based on employment classification. The Company’s funding contributions to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”), applicable plan policy and investment guidelines. The Company’s policy is to contribute at least the minimum in accordance with the funding standards of ERISA.

The Company’s subsidiary, L.B. Foster Rail Technologies, Inc. (“Rail Technologies”), maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan. In the United Kingdom, Rail Technologies maintains both a defined contribution plan and a defined benefit plan.

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three and nine-month periods ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$10	$5	$29	$17
Interest cost	185	193	555	578
Expected return on plan assets	(203)	(242)	(611)	(726)
Recognized net actuarial loss	69	16	207	49

Net periodic pension cost (income)	$61	$(28)	$180	$(82)

The Company does not expect to contribute to its United States defined benefit plans in 2015.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and nine-month periods ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest cost	$78	$97	$231	$297
Expected return on plan assets	(83)	(92)	(249)	(281)
Amortization of prior service costs and transition amount	5	(7)	15	(21)
Recognized net actuarial loss	60	49	177	149

Net periodic pension cost	$60	$47	$174	$144

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of $283 are anticipated to the United Kingdom L.B. Foster Rail Technologies, Inc. pension plan during 2015. For the nine months ended September 30, 2015, the Company contributed approximately $211 to the plan.

Defined Contribution Plans

The Company sponsors seven defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$413	$692	$1,842	$1,810
Canada	54	52	167	172
United Kingdom	162	32	360	100

	$629	$776	$2,369	$2,082

14. COMMITMENTS AND CONTINGENT LIABILITIES

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

Warranty Liability
Balance at December 31, 2014	$11,500
Additions to warranty liability	1,454
Warranty liability utilized	(3,577)
Acquisitions	53

Balance at September 30, 2015	$9,430

Included within the above table are concrete tie warranty reserves of approximately $8,289 and $10,331 as of September 30, 2015 and December 31, 2014, respectively.

Increases in the current year warranty liability relate to reviews of current year activity and an evaluation of the Company’s estimate of its expected warranty obligation and the current year reductions primarily relate to concrete tie warranty claims satisfied through the replacement of concrete ties during the nine-month period ended September 30, 2015.

Union Pacific Railroad Matter

On July 12, 2011, Union Pacific Railroad (“UPRR”) notified (“UPRR Notice”) the Company and its subsidiary, CXT Incorporated (“CXT”), of a warranty claim under CXT’s 2005 supply contract relating to the sale of pre-stressed concrete railroad ties to UPRR. UPRR asserted that a significant percentage of concrete ties manufactured in 2006 through 2011 at CXT’s Grand Island, NE facility failed to meet contract specifications, had workmanship defects, and were cracking and failing prematurely. Of the 3.0 million ties manufactured between 1998 and 2011 from the Grand Island, NE facility, approximately 1.6 million ties were sold during the period UPRR had claimed nonconformance. The 2005 supply contract called for each concrete tie which failed to conform to the specifications or had a material defect in workmanship to be replaced with 1.5 new concrete ties, provided, that UPRR within five years of the sale of a concrete tie, notified CXT of such failure to conform or such defect in workmanship. The UPRR Notice did not specify how many ties manufactured during this period were defective nor the exact nature of the alleged workmanship defect.

Following the UPRR Notice, the Company worked with material scientists and pre-stressed concrete experts to test a representative sample of Grand Island, NE concrete ties and assess warranty claims for certain concrete ties made in its Grand Island, NE facility between 1998 and 2011. The Company discontinued manufacturing operations in Grand Island, NE in early 2011.

In late 2012, the Company and CXT agreed to an amendment of the warranty and certain related terms of the 2005 supply contract. Subsequently, in November 2013, the Company received notice from UPRR asserting a material breach of the 2005 supply contract. The Company disputed the notice and the parties have been unable to reach agreement on disputed UPRR claims that the Company contends do not meet the criteria for replacement per the amended 2005 supply agreement.

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

On June 17, 2015, UPRR issued formal notice of the termination of the concrete tie supply agreement as well as the termination of the lease agreement at the Tucson, AZ production facility. As a result of the formal notice of termination, during the second quarter of 2015, the Company incurred a $409 impairment charge related to leasehold improvements and other fixed assets at our Tucson, AZ concrete tie facility. The charge was included within costs of goods sold.

The Company continues to engage in discussions in an effort to resolve this matter. However, we cannot predict that such discussions will be successful. In addition, the Company cannot predict the results of the litigation with UPRR, or whether any settlement or judgment amounts will be within the range of our recognized accruals for loss contingencies. Future potential costs pertaining to UPRR’s claims and the outcome of UPRR litigation could result in a material adverse effect on our results of operations, financial condition, and cash flows.

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

As of September 30, 2015 and December 31, 2014, the Company maintained environmental and litigation reserves approximating $6,690 and $3,344, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance at December 31, 2014	$3,344
Additions to environmental obligations	46
Environmental obligations utilized	(160)
Acquisitions	3,460

Balance at September 30, 2015	$6,690

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. The resolution, in any reporting period, of one or more of these matters could have a material effect on the Company’s results of operations for that period.

15. INCOME TAXES

The Company’s effective income tax rate for the three and nine months ended September 30, 2015 was 18.2% and 14.3%, respectively, and 34.2% and 33.3%, respectively, for the three and nine months ended September 30, 2014. The Company’s effective tax rate for the three and nine months ended September 30, 2015 and 2014 differed from the federal statutory rate of 35% primarily due to the discrete impact of the $80,337 goodwill impairment in the quarter ended September 30, 2015. The impairment related to both tax deductible and nondeductible goodwill and reduced income tax expense by $16,450. In addition, the Company’s effective tax rate for the quarter ended September 30, 2015 differed from the federal statutory rate due to state income taxes, nondeductible expenses, U.S. domestic production activities deductions, and operations in foreign jurisdictions with lower statutory tax rates.

16. SUBSEQUENT EVENTS

Management evaluated all of the activity of the Company and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share data)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may concern, among other things, the Company’s expectations regarding our strategy, goals, projections and plans regarding our financial position, liquidity and capital resources, the outcome of litigation and product warranty claims, results of operations, decisions regarding our strategic growth initiatives, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: an economic slowdown in the markets we serve, the risk of doing business in international markets, a decrease in freight or passenger rail traffic, continued and sustained declines in energy prices, a lack of state or federal funding for new infrastructure projects, increased regulation including conflict minerals, an increase in manufacturing or material costs, our ability to effectuate our strategy including evaluating potential opportunities such as strategic acquisitions, joint ventures, and other initiatives, and our ability to effectively integrate new businesses and realize anticipated benefits, the timeliness and availability of material from major suppliers, labor disputes, the impact of competition, variances in current accounting estimates and assumptions and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements and manage indebtedness, domestic and international income taxes, foreign currency fluctuations, inflation, the ultimate number of concrete ties that will have to be replaced pursuant to product warranty claims, an overall resolution of the related contract claims, the costs associated with and the outcome of a lawsuit filed by UPRR, the loss of future revenue from the UPRR, risk inherent in litigation, and domestic and foreign governmental regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.

General Overview

L.B. Foster Company (“Company”) is a leading manufacturer, fabricator, and distributor of products and services for rail, construction, energy, and utility markets. The Company is comprised of three business segments: Rail Products and Services, Construction Products, and Tubular and Energy Services.

Quarter-to-date Results

	Three Months Ended September 30,		Percent of Total Net Sales Three Months Ended September 30,		Percent Increase (Decrease)
	2015	2014	2015	2014	2015 vs. 2014
Net Sales:
Rail Products and Services	$87,972	$102,105	50.0%	60.9%	(13.8)%
Construction Products	54,093	49,907	30.7	29.7	8.4
Tubular and Energy Services	33,994	15,785	19.3	9.4	115.4

Total net sales	$176,059	$167,797	100.0%	100.0%	4.9%

	Three Months Ended September 30,		Gross Profit Percentage Three Months Ended September 30,		Percent Increase (Decrease)
	2015	2014	2015	2014	2015 vs. 2014
Gross Profit:
Rail Products and Services	$19,564	$23,358	22.2%	22.9%	(16.2)%
Construction Products	9,850	8,421	18.2	16.9	17.0
Tubular and Energy Services	6,689	3,220	19.7	20.4	107.7
LIFO income	181	302	0.1	0.2	(40.1)
Other	(246)	(142)	(0.1)	(0.1)	73.2

Total gross profit	$36,038	$35,159	20.5%	21.0%	2.5%

	Three Months Ended September 30,		Percent of Total Net Sales Three Months Ended September 30,		Percent Increase (Decrease)
	2015	2014	2015	2014	2015 vs. 2014
Expenses:
Selling and administrative expenses	$21,605	$20,644	12.3%	12.3%	4.7%
Amortization expense	3,337	1,191	1.9	0.7	* *
Impairment of goodwill	80,337	—	45.6	—	100.0
Interest expense	1,265	126	0.7	0.1	* *
Interest income	(66)	(140)	—	(0.1)	(52.9)
Equity in loss (income) of nonconsolidated investments	299	(477)	0.2	(0.3)	* *
Other income	(537)	(42)	(0.3)	—	* *

Total expenses	$106,240	$21,302	60.3%	12.7%	398.7%

(Loss) Income before income taxes	$(70,202)	$13,857	(39.9)%	8.3%	(606.6)%
Income tax (benefit) expense	(12,780)	4,741	(7.3)	2.8	(369.6)

Net (loss) income	$(57,422)	$9,116	(32.6)%	5.5%	(729.9)%

**	Results of calculation are not considered meaningful for presentation purposes.

Third Quarter 2015 Compared to Third Quarter 2014 – Company Analysis

Net sales of $176,059 for the period ended September 30, 2015 increased by $8,262, or 4.9%, compared to the prior year quarter. The change was attributable to increases of 115.4% and 8.4%, in Tubular and Energy Services and Construction Products segment sales, respectively. These increases were offset by a decline of 13.8% within the Rail Products and Services segment. During the 2015 period, sales related to acquisitions were $23,991, which generated 20.1% gross profit margins.

Gross profit margin for the quarter ended September 30, 2015 was 20.5% or 48 basis points lower than the prior year. The decrease was due to lower Rail Products and Services and Tubular and Energy Services segment margins, partially offset by improved Construction Product margins.

Selling and administrative expenses increased by $961 or 4.7% from the prior year. The increase relates to costs from acquired businesses and personnel costs which were partially offset by adjustments to incentive compensation.

During the three months ended September 30, 2015, the Company recorded a non-cash goodwill impairment charge of $80,337 ($63,887 net of taxes), related to the IOS and Chemtec reporting units within the Tubular and Energy Services segment. The charge was primarily due to the suppressed energy markets impact on both reporting units as well as the reduction in active U.S. land oil rig count which specifically impacted the IOS reporting unit. These businesses are being adversely affected by reduced capital spending and cost reduction priorities that oil and gas developers and pipeline companies have enacted. These factors led to a reduction in demand causing the near term financial projections of the IOS and Chemtec reporting units to deteriorate. The Company performed an interim test for impairment of goodwill and the forecast did not indicate a timely recovery to support the carrying values of the goodwill, as further described in Note 4.

The Company’s effective income tax rate from continuing operations in the 2015 third quarter was 18.2%, compared to 34.2% in the prior year quarter. The Company’s effective income tax rate for the quarter ended September 30, 2015 differed from the federal statutory rate of 35% primarily due to the discrete impact of an $80,337 goodwill impairment in the current quarter. The impairment related to both tax deductible and nondeductible goodwill, and reduced income tax expense by $16,450 during the current year quarter. In addition, the Company’s effective tax rate for the quarter ended September 30, 2015 differed from the federal statutory rate due to state income taxes, nondeductible expenses, U.S. domestic production activities deductions, and operations in foreign jurisdictions with lower statutory tax rates.

Net loss for the third quarter of 2015 was $57,422, or $5.60 per diluted share, compared to net income of $9,116, or $0.88 per diluted share, in the prior year quarter. Excluding the impairment of goodwill1 of $63,887, net of income tax benefit, the third quarter of 2015 net income would have been $6,465 or $0.63 per diluted share. This non-GAAP net income measure is inclusive of approximately 48,000 shares that were anti-dilutive on a GAAP basis.

Throughout the remainder of 2015, the Company anticipates continued short-term weakness in the upstream energy market as well as the loss of business with Union Pacific Railroad (“UPRR”) as our concrete tie warranty dispute continues unresolved. We continue to focus on a diversified strategy of sales and profitability growth programs, albeit in soft energy and rail markets. To that end, we have taken cost reduction measures and continue to capture cost reductions in various areas of the business, where we believe the investment in certain programs will not pay back quickly enough given the current environment.

We are reviewing certain business restructuring opportunities where cost reductions or entity consolidations will improve efficiency, reduce costs, and allow us to improve profit goals over historic margins when conditions improve.

[1] - All results in this Quarterly Report that exclude warranty charges and/or goodwill impairment are non-GAAP measures used for management reporting purposes. Management believes that these measures provide useful information to investors because it is a profitability measure used to evaluate earnings performance on a comparable year-over-year basis.

Results of Operations – Segment Analysis

Rail Products and Services

	Three Months Ended September 30,		Decrease	Percent Decrease
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Sales	$87,972	$102,105	$(14,133)	(13.8)%

Gross Profit	$19,564	$23,358	$(3,794)	(16.2)%

Gross Profit Percentage	22.2%	22.9%	(0.7)%	(3.1)%

Third Quarter 2015 Compared to Third Quarter 2014

Rail Products and Services segment sales decreased $14,133 or 13.8% compared to the prior year period. The decline related to reductions across our rail divisions, with the exception of Transit Products, due to lower sales volumes and lower steel prices. Due to the prior quarter UPRR termination of the Tucson concrete tie supply agreement and ongoing litigation, our rail divisions were significantly impacted by a reduction of sales to UPRR.

The Rail Products and Services segment produced a 22.2% gross profit percentage during the current quarter. Included within the third quarter 2015 gross profit is a $683 warranty charge related to concrete ties manufactured in our Grand Island, NE facility which was shut down in February 2011. Excluding this charge, the gross profit margin was relatively flat with the prior year quarter.

During the quarter, the Rail Products and Services segment had a reduction in new orders of 31.4% compared to the prior year period. The declines related primarily to the loss of orders from UPRR, a reduction within the Rail Distribution, Transit and Rail Technologies businesses, and overall reductions in freight railroad capital spending.

Construction Products

	Three Months Ended September 30,		Increase	Percent Increase
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Sales	$54,093	$49,907	$4,186	8.4%

Gross Profit	$9,850	$8,421	$1,429	17.0%

Gross Profit Percentage	18.2%	16.9%	1.3%	7.7%

Third Quarter 2015 Compared to Third Quarter 2014

Construction Products segment sales increased $4,186, or 8.4% compared to the prior year period. The increase relates to stronger sales within each of the divisions including a $2,444 increase in concrete construction product sales as well as an improvement of $1,510 from Piling Products.

During the quarter, the Construction Products segment had a reduction in new orders of 10.3% compared to the prior year period. The majority of the decline relates to the Piling Products business.

The gross profit percentage increased by 134 basis points primarily due to project efficiencies within the Fabricated Bridge division.

Tubular and Energy Services

	Three Months Ended September 30,		Increase (Decrease)	Percent Increase/(Decrease)
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Sales	$33,994	$15,785	$18,209	115.4%

Gross Profit	$6,689	$3,220	$3,469	107.7%

Gross Profit Percentage	19.7%	20.4%	(0.7)%	(3.4)%

Third Quarter 2015 Compared to Third Quarter 2014

Tubular and Energy Services segment sales increased $18,209, or 115.4% compared to the prior year period. The increase related to revenues from acquired businesses of $19,853 partially offset by a reduction in sales from the Company’s Threaded Products businesses. Tubular and Energy Services gross margins reduced by 72 basis points, which was largely due to acquired businesses and the related impact on sales mix.

The Tubular and Energy Services segment generated an increase in new orders of 231.1% compared to the prior year period. During the current quarter, the Coated Pipe business received a record order for approximately $14,000. New orders related to the IOS and Chemtec acquisitions represented 47.5% of the third quarter 2015 orders.

Year-to-date Results

	Nine Months Ended September 30,		Percent of Total Net Sales Nine Months Ended September 30,		Percent Increase (Decrease)
	2015	2014	2015	2014	2015 vs. 2014
Net Sales:
Rail Products and Services	$252,530	$283,085	52.0%	63.5%	(10.8)%
Construction Products	137,899	119,100	28.4	26.7	15.8
Tubular and Energy Services	94,956	43,858	19.6	9.8	116.5

Total net sales	$485,385	$446,043	100.0%	100.0%	8.8%

	Nine Months Ended September 30,		Gross Profit Percentage Nine Months Ended September 30,		Percent Increase (Decrease)
	2015	2014	2015	2014	2015 vs. 2014
Gross Profit:
Rail Products and Services	$57,418	$58,315	22.7%	20.6%	(1.5)%
Construction Products	26,707	21,826	19.4	18.3	22.4
Tubular and Energy Services	19,617	9,741	20.7	22.2	101.4
LIFO income	581	500	0.1	0.1	16.2
Other	(542)	(396)	(0.1)	(0.1)	36.9

Total gross profit	$103,781	$89,986	21.4%	20.2%	15.3%

	Nine Months Ended September 30,		Percent of Total Net Sales Nine Months Ended September 30,		Percent Increase (Decrease)
	2015	2014	2015	2014	2015 vs. 2014
Expenses:
Selling and administrative expenses	$68,133	$58,268	14.0%	13.1%	16.9%
Amortization expense	8,950	3,504	1.8	0.8	155.4
Impairment of goodwill	80,337	—	16.6	—	100.0
Interest expense	3,166	375	0.7	0.1	* *
Interest income	(160)	(431)	—	(0.1)	(62.9)
Equity in loss (income) of nonconsolidated investments	312	(823)	0.1	(0.2)	* *
Other income	(1,245)	(315)	(0.3)	(0.1)	* *

Total expenses	$159,493	$60,578	32.9%	13.6%	163.3%

(Loss) Income before income taxes	$(55,712)	$29,408	(11.5)%	6.6%	(289.4)%
Income tax (benefit) expense	(7,939)	9,781	(1.6)	2.2	(181.2)

Net (loss) income	$(47,773)	$19,627	(9.9)%	4.4%	(343.4)%

**	Results of calculation are not considered meaningful for presentation purposes.

First Nine Months of 2015 Compared to First Nine Months of 2014 – Company Analysis

Net sales of $485,385 for the nine months ended September 30, 2015 increased by $39,342 or 8.8% compared to the prior year period. Included within the September 30, 2015 sales are acquisition-related revenues of $77,000 which generated 20.7% margins. The sales increase was attributable to increases of 116.5% and 15.8% in Tubular and Energy Services and Construction Products segment sales, respectively, which were partially offset by a decrease of 10.8% in Rail Products and Services segment sales

Gross profit margin for the nine months ended September 30, 2015 was 21.4%, or 121 basis points higher than the prior year. The 2015 margin was diluted due to warranty charges of $1,092 and 2014 was negatively impacted by a warranty charge of $4,608, both within the Rail Products and Services segment. Excluding the impact of the charges, the current year gross profit margin was 40 basis points stronger than the prior year.

Selling and administrative expenses increased by $9,865, or 16.9%, over the prior year period. The cost increases for the nine months ended September 30, 2015 were primarily attributable to costs from acquired businesses and personnel-related costs which were partially offset by adjustments to incentive compensation.

During the nine months ended September 30, 2015, the Company recorded a non-cash goodwill impairment charge of $80,337 ($63,887 net of taxes), related to the IOS and Chemtec reporting units within the Tubular and Energy Services segment. The charge was primarily due to the suppressed energy markets impact on both reporting units as well as the reduction in active U.S. land oil rig count which specifically impacted the IOS reporting unit. These businesses are being adversely affected by reduced capital spending and cost reduction priorities that oil and gas developers and pipeline companies have enacted. These factors led to a reduction in demand causing the near term financial projections of the IOS and Chemtec reporting units to deteriorate. The Company performed an interim test for impairment of goodwill, and the long-term forecast did not indicate a timely recovery to support the carrying values of the goodwill, as further described in Note 4.

The Company’s effective income tax rate from continuing operations for the first nine months of 2015 was 14.3%, compared to 33.3% in the prior year period. The Company’s effective income tax rate for the nine months ended September 30, 2015 differed from the federal statutory rate of 35% primarily due to the discrete impact of an $80,337 goodwill impairment in the third quarter. The impairment related to both tax deductible and nondeductible goodwill, and reduced income tax expense by $16,450 during the current year period. In addition, Company’s effective tax rate for the nine months ended September 30, 2015 differed from the federal statutory rate due to state income taxes, nondeductible expenses, U.S. domestic production activities deductions, and operations in foreign jurisdictions with lower statutory tax rates.

Net loss for the first nine months of 2015 was $47,773, or $4.65 per diluted share, which compares to net income for the 2014 period of $19,627, or $1.90 per diluted share. Excluding the current year impairment of goodwill charge of $63,887, net of income tax benefit, net income would have been $16,114 or $1.56 per diluted share. This non-GAAP net income measure is inclusive of approximately 81,000 shares that were anti-dilutive on a GAAP basis.

Results of Continuing Operations – Segment Analysis

Rail Products and Services

	Nine Months Ended		(Decrease)	Percent
	September 30,		Increase	(Decrease)/Increase
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Sales	$252,530	$283,085	$(30,555)	(10.8)%

Gross Profit	$57,418	$58,315	$(897)	(1.5)%

Gross Profit Percentage	22.7%	20.6%	2.1%	10.2%

First Nine Months of 2015 Compared to First Nine Months of 2014

Rail Products and Services segment sales decreased $30,555, or 10.8%, compared to the prior year period. For the first nine months of 2015, excluding marginal increases within the Transit Products business, all rail divisions experienced reductions in sales over the prior year period. The sales decline was attributable to a significant reduction in sales to UPRR, lower volumes from Rail Distribution and various track component businesses, and to a lesser extent reductions in the price of steel.

During the nine-month period ended September 30, 2015, the Rail Products and Services segment had a reduction in new orders of 19.8% compared to the prior year period. Contributing to the decline were significant reductions in year over year orders from UPRR as well as overall reductions in Class I spending throughout many of our rail divisions.

The Rail Products and Services segment increased its gross profit margin by 214 basis points. The 2015 margin was diluted due to warranty charges of $1,092, and 2014 was negatively impacted by a warranty charge of $4,608. Excluding the impact of the charges in 2015 and 2014, the gross profit margin increase of 95 basis points was principally due to marginal cost improvements within the Rail Distribution and Rail Technologies businesses.

Construction Products

	Nine Months Ended		Increase	Percent
	September 30,			Increase
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Sales	$137,899	$119,100	$18,799	15.8%

Gross Profit	$26,707	$21,826	$4,881	22.4%

Gross Profit Percentage	19.4%	18.3%	1.1%	6.0%

First Nine Months of 2015 Compared to First Nine Months of 2014

Construction Products segment sales increased $18,799, or 15.8%, compared to the prior year period. Increased sales from the concrete construction products division contributed 79.3% of the current year sales improvement. Approximately 25.0% of the concrete products increase related to revenues from Carr Concrete through June 2015 which was acquired in July 2014 and was not reflected in much of the comparable period. The Piling division produced the remaining increase, which was partially offset by a decline in Fabricated Bridge Product sales which was coming off of a record 2014 sales year.

During the nine-month period ended September 30, 2015, the Construction Products segment had a reduction in new orders of 12.1% compared to the prior year period. The decline related primarily to the Piling Products business.

The gross profit percentage increased by 105 basis points due to gross margin improvements in Piling and Fabricated Bridge Products divisions. The improvement was primarily driven by the Piling business’ management of production costs.

Tubular and Energy Services

	Nine Months Ended September 30,		Increase (Decrease)	Percent Increase/(Decrease)
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Sales	$94,956	$43,858	$51,098	116.5%

Gross Profit	$19,617	$9,741	$9,876	101.4%

Gross Profit Percentage	20.7%	22.2%	(1.5)%	(6.8)%

First Nine Months of 2015 Compared to First Nine Months of 2014

Tubular and Energy Services segment sales increased $51,098, or 116.5%, compared to the prior year period. The increase relates to revenues from acquired businesses of $58,010, which were partially offset by reductions of $6,935 within the Coated and Threaded businesses. Tubular and Energy Services gross margins declined by 154 basis points was largely due to acquired businesses and the related impact on sales mix.

The Tubular and Energy Services segment generated an increase in new orders of 146.9% compared to the prior year period. New orders related to acquisitions represented 52.5% of orders through September 30, 2015.

Other

Segment Backlog

Total Company backlog at September 30, 2015 was approximately $174,340 and is summarized by business segment in the following table for the periods indicated:

	Backlog
	September 30,	December 31,	September 30,
	2015	2014	2014
Rail Products and Services	$84,787	$104,821	$127,768
Construction Products	63,311	65,843	88,250
Tubular and Energy Services	26,242	13,686	7,212

Total Backlog	$174,340	$184,350	$223,230

Backlog from acquired businesses represents 11.9% of the Company’s total unfilled customer orders. While a considerable portion of our business is backlog driven, the IOS acquisition in March 2015 is not driven by backlog and therefore has very insignificant levels throughout the year.

Warranty

As of September 30, 2015, the Company maintained a total product warranty reserve of approximately $9,430 for its estimate of all potential product warranty claims. Of this total, $8,289 reflects the current estimate of the Company’s exposure for potential product warranty claims related to concrete tie production. While the Company believes this is a reasonable estimate of its potential contingencies related to identified concrete tie warranty matters, the Company may incur future charges associated with new customer claims or further development of information for existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on the Company’s results of operations and financial condition. As a result of the termination of the Tucson, AZ concrete tie supply agreement and ongoing litigation, future revenues from UPRR have been removed from our forecasts. See Note 14 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Total debt was $207,498 and $26,428 as of September 30, 2015 and December 31, 2014, respectively.

Our need for liquidity relates primarily to seasonal working capital requirements for operations, capital expenditures, joint venture capital obligations, strategic investments or acquisitions, debt service obligations, share repurchases, and dividends.

The following table summarizes the year-to-date impact of these items:

	September 30,
	2015	2014
Liquidity needs:
Working capital and other assets and liabilities	$(22,758)	$19,563
Capital expenditures	(11,618)	(11,593)
Capital contributions to equity method investments	(61)	(82)
Scheduled debt repayments	(683)	(78)
Financing costs paid	(1,670)	(473)
Treasury stock acquisitions	(2,686)	(918)
Dividends paid to common shareholders	(1,244)	(931)
Acquisitions, net of cash acquired	(193,871)	(12,786)
Cash interest paid	(2,513)	(267)

Net liquidity needs	(237,104)	(7,565)

Liquidity sources:
Internally generated cash flows before interest paid	38,869	29,812
Dividends from LB Pipe & Coupling Products, LLC	90	630
Proceeds from asset sales	389	184
Equity transactions	357	414
Other long-term debt activity, net	181,670	316
Foreign exchange effects	(3,085)	(1,898)

Net liquidity sources	218,290	29,458

Net Change in Cash	$(18,814)	$21,893

Cash Flow from Operating Activities

During the current 2015 period, cash flows from operating activities provided $13,688, a decrease of $36,050, compared to the 2014 period. For the nine months ended September 30, 2015, income, adjustments to income from operating activities, and dividends from the LB Pipe joint venture provided $36,446 compared to $30,175 in the 2014 period. Working capital and other assets and liabilities used $22,758 in the current period compared to providing $19,563 in the prior year period. The reduction in cash flows from operations was largely impacted by the timing of working capital movement. As of December 31, 2014, the Company maintained a significant amount of accounts payable due to capital spending as well as favorable pricing on core products.

The Company’s calculation for days sales outstanding at September 30, 2015 was 53 days compared to 50 days at December 31, 2014 and we believe our receivable portfolio is strong.

Cash Flow from Investing Activities

The primary investing activity during the nine months of 2015 related to the acquisitions of Tew and IOS. The total purchase price net of cash acquired was $193,871. As of September 30, 2014, cash outflows related to acquisitions were $12,786. A cash payment of $12,291 was made on July 7, 2014 for the acquisition of Carr Concrete and a post closing working capital payment of $495 was made in the first quarter of 2014 related to our 2013 acquisition of Ball Winch. Other investing activities included capital expenditures of $11,618 for the first nine months of 2015 compared to $11,593 for the same 2014 period. Current year expenditures related primarily to the finalization of the Birmingham, AL coated products facility upgrade, application development of a new enterprise resource planning system, and general plant and yard improvements across each segment. During the prior year, capital expenditures related to improvements to our Birmingham, AL coated products facility, equipment costs to expand into adjacent markets within our bridge products, and Ball Winch coated products businesses, and general plant and yard improvements. We anticipate total capital spending in 2015 will range between $13,000 and $15,000.

Cash Flow from Financing Activities

During the nine months ended September 30, 2015, the Company had an increase in outstanding debt of $180,987 primarily related to drawings against the revolving credit facility to fund domestic acquisition activity. During the period ended September 30, 2015, the Company purchased 80,512 shares of common stock for $1,587 under our existing share repurchase authorization. Additionally, the Company withheld 24,012 shares and 20,301 shares for approximately $1,099 and $918 for the periods ended September 30, 2015 and 2014, respectively. These amounts were withheld from employees to pay their withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards. Cash outflows related to dividends were $1,244 and $931 for the periods ended September 30, 2015 and 2014, respectively

Financial Condition

As of September 30, 2015, we had $33,210 in cash and cash equivalents and a domestic credit facility with $131,014 of availability while carrying $207,498 in total debt. We believe this liquidity will provide the flexibility to operate the business in a prudent manner and weather a continued downturn in our markets.

Our priority continues to be short-term maturities and the preservation of our principal balances. Approximately $29,501 of our cash and cash equivalents was held in non-domestic bank accounts, and is not available to fund domestic operations unless repatriated. It is management’s intent to indefinitely reinvest such funds outside of the United States.

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

As of September 30, 2015, the Company was in compliance with the Amended Credit Agreement’s covenants. The agreement matures on March 13, 2020.

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

Critical Accounting Policies

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that, in its opinion, is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to reach opinions regarding estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has reached its opinions regarding the best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2014. A summary of the Company’s critical accounting policies and estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations, and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2014 is included in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources. Excluding the drawings against the revolving credit facility for the acquisition of IOS, there were no material changes to these arrangements during the nine-month period ended September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not purchase or hold any derivative financial instruments for trading purposes. It does enter into interest rate hedges to reduce the risk in the variability of interest rate fluctuations.

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

During the three-month period ended September 30, 2015, the Company entered into two forward starting LIBOR-based interest rate swap agreements with notional values totaling $35,000. As of September 30, 2015, the Company recorded a long-term liability of $478 related to the swap agreements.

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the nine-month period ended September 30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2015, the Company completed the acquisitions of IOS and Tew. The Company also acquired Chemtec and FWO during the fourth quarter of 2014. We are in the process of integrating these businesses. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to IOS, Tew, Chemtec, and FWO as the integration proceeds. As such, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

(Dollars in thousands, except share data)

Item 1. Legal Proceedings

See Note 14, “Commitments and Contingent Liabilities,” of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

We are party to various legal proceedings. In addition, from time to time our customers assert claims against us relating to the warranties which apply to products we sell. There is the potential that a result materially adverse to us or our subsidiaries in pending or future legal proceedings or pending or future product warranty claims could materially exceed any accruals we have established and adversely affect our financial results and/or financial condition. In January 2015 the UPRR filed a lawsuit against the Company asserting that we were in material breach of our amended 2005 supply agreement with the UPRR due to claimed failures to provide warranty ties to replace alleged defective concrete ties. UPRR seeks various types of relief including incidental, consequential, and other damages in amounts to be determined at trial under various legal theories. See Note 14 for additional information regarding the UPRR’s lawsuit. We continue to work with UPRR in an attempt to reach a resolution on this matter. However, we cannot predict that such discussions will be successful, the results of litigation, or whether any settlement or judgment amounts will be within the range of our estimated accruals for loss contingencies. Consequently, while we believe the claims in the UPRR lawsuit case are without merit, and we intend to vigorously defend ourselves, an adverse outcome could result in a substantial judgment against us that could have a material adverse effect on our financial condition. No assurances can be given that our current estimate of the number of defective concrete ties that need to be replaced will not increase and result in our having to take additional charges. Additionally, UPRR’s termination of the amended 2005 supply agreement and attempted recovery of damages under its lawsuit, as well as the loss of a significant amount of UPRR business, could have a material adverse effect on our financial statements, results of operations, liquidity, and capital resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s purchases of equity securities for the three-month period ended September 30, 2015 were as follows:

				Approximate
			Total number	dollar
			of shares	value of shares
		Average	purchased as	that may yet be
	Total number	price	part of publicly	purchased under
	of shares	paid per	announced plans	the plans or programs
	purchased (1)	share	or programs (2)	(in thousands)
July 1, 2015 - July 31, 2015	4,192	$32.88	—	$15,000
August 1, 2015 - August 31, 2015	80,512	19.71	80,512	13,413
September 1, 2015 - September 30, 2015	—	—	—	13,413

Total	84,704	$20.36	80,512	$13,413

(1)	Includes 4,192 shares withheld by the Company in July to pay taxes upon vesting of restricted stock.

(2)	On December 4, 2013, the Board of Directors authorized the repurchase of up to $15,000 of the Company’s common shares until December 31, 2016. This authorization became effective January 1, 2014.

The Company purchased 80,512 common shares for $1,587 during the three month period ended September 30, 2015 under our existing share repurchase authorization.

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

L.B. FOSTER COMPANY
(Registrant)

Date: November 9, 2015	By: /s/ David J. Russo
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