Form 10-K
period 2015-12-31
FOSTER L B CO
filed 2016-03-01
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $338,114,276.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2016
Common Stock, Par Value $0.01	10,232,471 shares

Documents Incorporated by Reference:

Portions of the Proxy Statement prepared for the 2016 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K. The 2016 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may concern, among other things, L.B. Foster Company’s expectations regarding our strategy, goals, projections and plans regarding our financial position, liquidity and capital resources, the outcome of litigation and product warranty claims, results of operations, decisions regarding our strategic growth initiatives, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: an economic slowdown or a continuation of the current economic slowdown in the markets we serve, the risk of doing business in international markets, a decrease in freight or passenger rail traffic, continued and sustained declines in energy prices, a lack of state or federal funding for new infrastructure projects, an increase in manufacturing or material costs, our ability to effectuate our strategy including evaluating potential opportunities such as strategic acquisitions, joint ventures, and other initiatives, and our ability to effectively integrate new businesses and realize anticipated benefits, costs of and impacts associated with shareholder activism, the timeliness and availability of material from major suppliers, labor disputes, the impact of competition, the effective implementation of an enterprise resource planning system, variances in current accounting estimates and assumptions and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements and manage indebtedness, domestic and international income taxes, foreign currency fluctuations, inflation, the ultimate number of concrete ties that will have to be replaced pursuant to product warranty claims, an overall resolution of the related contract claims, the costs associated with and the outcome of a lawsuit filed by Union Pacific Railroad (“UPRR”), the loss of future revenues from current customers, risks inherent in litigation, and domestic and foreign governmental regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

The forward looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward looking statement, whether as a result of new information, future developments, or otherwise, except as required by securities laws.

PART I

(Dollars in thousands, except share data unless otherwise noted)

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

As a result of recently completed acquisitions, during the first quarter of 2015, the Company renamed the Rail Products and Tubular Products business segments to be Rail Products and Services and Tubular and Energy Services, respectively. The name changes principally reflect the additional businesses conducted by those segments as a result of acquisitions that have enhanced our product and service offerings within the rail and energy markets.

The following table shows, for the last three fiscal years, the net sales generated by each business segment as a percentage of total net sales.

	Percentage of Net Sales
	2015	2014	2013
Rail Products and Services	53%	62%	61%
Construction Products	28	29	32
Tubular and Energy Services	19	9	7

	100%	100%	100%

Financial information concerning these segments is set forth in Part II, Item 8, Note 2 to the financial statements included herein, which is incorporated by reference into this Item 1.

Rail Products and Services

L.B. Foster Company’s Rail Products and Services (“Rail”) segment is comprised of several manufacturing and distribution businesses that provide a variety of products and services for freight and passenger railroads and industrial companies throughout the world. The Rail segment has sales offices throughout the Americas and Europe, and frequently bids on rail projects where it offers products manufactured by the Company, or sourced from numerous supply chain partners, and aftermarket services. The Rail segment is comprised of the following business units: Rail Products, Rail Technologies, and CXT Concrete Ties.

Rail Products

The Rail Products business is comprised of the Company’s Rail Distribution, Allegheny Rail, Transit, and Trackwork divisions.

Rail Distribution sells new rail mainly to passenger and shortline freight railroads, industrial companies, and rail contractors for the replacement of existing lines or expansion of new lines. Rail accessories sold by the Rail Distribution division include track spikes, bolts, angle bars, and other products required to install or maintain rail lines. These products are manufactured by the Company or purchased from other manufacturers and distributed accordingly.

The Company’s Allegheny Rail Products (“ARP”) division engineers and fabricates insulated rail joints and related accessories for freight and passenger railroads and industrial customers. Insulated joints are manufactured at the Company’s facilities in Pueblo, CO and Niles, OH.

The Company’s Transit Products division supplies power rail, direct fixation fasteners, coverboards, and special accessories primarily for passenger railroad systems. These products are fabricated at Company facilities or by subcontractors and are usually sold by sealed bid to passenger railroads or to rail contractors.

The Company’s Trackwork division sells trackwork products to Class II and III railroads, industrial, and export markets.

Rail Technologies

L.B. Foster Rail Technologies, Inc. (“Rail Technologies”) engineers, manufactures, and fabricates friction management products and application systems, railroad condition monitoring equipment, wheel impact load detection, railroad condition monitoring systems, rail anchors and spikes, wayside data collection and management systems, epoxy and nylon-encapsulated insulated rail joints, track fasteners, and provides aftermarket services. The Company’s friction management products control the friction at the rail/wheel interface, helping its customers to reduce fuel consumption, improve operating efficiencies, extend the life of operating assets such as rail and wheels, and reduce track stresses, and lower related maintenance and operating costs. Friction management products include mobile and wayside systems that apply lubricants and liquid or solid friction modifiers. These products and systems are designed, engineered, manufactured, and fabricated by certain wholly-owned subsidiaries located in the United States, Canada, United Kingdom, and Germany.

CXT Concrete Ties

L.B. Foster manufactures engineered concrete railroad ties at its subsidiary, CXT Incorporated, for freight and passenger railroads and industrial companies at its facility in Spokane, WA.

Construction Products

The Construction products segment is composed of the following product groups: Piling Products, Fabricated Bridge Products, and Precast Concrete Products.

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

Fabricated Bridge Products

The fabricated products facility in Bedford, PA manufactures a number of fabricated steel and aluminum products primarily for the highway, bridge, and transit industries including concrete reinforced steel grid deck, open steel grid deck, aluminum bridge railing, and stay-in-place steel bridge forms.

Precast Concrete Products

The precast concrete products unit primarily manufactures concrete buildings for national, state, and municipal parks. This unit manufactures restrooms, concession stands, and other protective storage buildings available in multiple designs, textures, and colors. The Company is a leading high-end supplier in terms of volume, product options, and capabilities. The unit also manufactures various other precast products such as burial vaults, bridge beams, box culverts, septic tanks, and other custom pre-stressed and precast concrete products. The products are manufactured in Spokane, WA, Hillsboro, TX, and Waverly, WV.

Tubular and Energy Services

The Tubular and Energy Services segment has four primary product or service groups: Coated Pipe, Threaded Products, precision measurement systems and upstream test and inspection services. The segment provides products and services predominantly to the mid and upstream oil and gas markets.

Coated Pipe

There are two pipeline services locations that make up the Coated Pipe business unit. The Birmingham, AL facility coats the outside diameter and, to a lesser extent, the inside diameter of pipe primarily for oil & gas transmission pipelines. This location partners with its primary customer, a pipe manufacturer, to market fusion bonded epoxy coatings, abrasion resistant coatings, and internal linings for a wide variety of pipe diameters for pipeline projects throughout North America. The second location is in Willis, TX. The Willis facility applies specialty outside and inside diameter coatings for a wide variety of pipe diameters for oil & gas transmission, mining, and waste water pipelines. This location also provides custom coatings for specialty fittings and field service connections.

Threaded Products

The Company’s Magnolia, TX facility cuts, threads, and paints pipe primarily for water well applications for the agriculture industry, municipal water authorities, and Oil Country Tubular Goods (“OCTG”) markets.

Precision Measurement Systems

The Company manufactures and provides a turnkey solution for metering and injection systems for the oil and gas industry. The Willis, TX location operates a fabrication plant that builds metering systems for custody transfer applications including crude oil and other petroleum-based products. These systems are used at well sites, pipelines, refineries, chemical plants, and loading/unloading facilities. The Willis location also manufactures and installs additive and dye injection systems. These systems are used to inject performance additives and/or dyes into petroleum products.

Upstream Test and Inspection Services

The Company provides inspection and tubular integrity management services for the upstream oil and gas industry. Services include non-destructive testing, inspection, and other asset integrity services such as repair and threading for OCTG and drill tools. Inspection and testing of these products, which includes replaceable and re-usable products such as casing, production tubing, drill pipe, directional motors, drill collars, and related equipment is a critical preventative measure to ensure personnel and well-site safety, enhance efficiency, and avoid costly equipment failures and well-site shutdowns. The Company offers these services in every major oil and gas producing region throughout the United States.

L.B. Pipe Joint Venture

The Company is a member of a joint venture, LB Pipe & Coupling Products, LLC (“LB Pipe JV”), in which it maintains a 45% ownership interest. The LB Pipe JV manufactures, markets, and sells various precision couplings and other tubular products for the energy, utility, and construction markets and is scheduled to terminate on June 30, 2019. More information concerning the LB Pipe JV is set forth in Part II, Item 8, Note 8 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 1.

Marketing and Competition

L.B. Foster Company generally markets its rail products directly in all major industrial areas of the United States, Canada, and Europe. The construction and energy products and services are primarily marketed domestically. The Company employs a sales force of approximately 100 people which is supplemented with a network of agents across Europe, South America, and Asia to reach current customers and cultivate potential customers in these areas. For the years ended 2015, 2014, and 2013, approximately 16%, 18%, and 17%, respectively, of the Company’s total sales were outside the United States.

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

During 2015, 2014, and 2013, no single customer accounted for more than 10% of the Company’s consolidated net sales.

Raw Materials and Supplies

Most of the Company’s products are purchased in the form of finished or semi-finished products. The Company purchases the majority of its supplies from domestic and foreign steel producers. Generally, the Company has a number of vendor options. However, the Company has an arrangement with a steel mill to distribute steel sheet piling in North America. Should sheet piling from its present supplier not be available for any reason, the Company risks not being able to provide product to its customers.

The Company’s purchases from foreign suppliers are subject to the usual risks associated with changes in international conditions and to United States and international laws that could impose import restrictions on selected classes of products and for anti-dumping duties if products are sold in the United States at prices that are below specified prices.

Backlog

The dollar amount of firm, unfilled customer orders at December 31, 2015 and 2014 by business segment is as follows:

	December 31,
	2015	2014
Rail Products and Services	$85,199	$104,821
Construction Products	45,371	65,843
Tubular and Energy Services	34,137	13,686

Total	$164,707	$184,350

Approximately 4% of the December 31, 2015 backlog is related to projects that will extend beyond 2016. Backlog from businesses acquired during 2015 represented 8% of the total at December 31, 2015.

Research and Development

Expenditures for research and development approximated $3,937, $3,096, and $3,154 in 2015, 2014, and 2013, respectively. These expenditures were predominately associated with expanding product lines and capabilities within the Company’s Rail Technologies business.

Patents and Trademarks

The Company owns a number of domestic and international patents and trademarks primarily related to its Rail Technologies products. Our business segments are not dependent upon any individual patent or related group of patents, or any licenses or distribution rights. We believe that, in the aggregate, the rights under our patents, trademarks, and licenses are generally important to our operations, but we do not consider any individual patent, trademark, or any licensing or distribution rights related to a specific process or product to be of material importance in relation to our total business.

Environmental Disclosures

Information regarding environmental matters is included in Part II, Item 8, Note 19, which is incorporated by reference into this Item I.

Employees and Employee Relations

At December 31, 2015, the Company had approximately 1,406 employees, 1,245 within the Americas and 161 of whom were located in Europe. There were 712 hourly production workers and 694 salaried employees. Of the hourly production workers, approximately 177 are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory. No significant collective bargaining agreements expire prior to 2017.

Substantially all of the Company’s hourly paid employees are covered by one of the Company’s noncontributory, defined benefit plans or defined contribution plans. Substantially all of the Company’s salaried employees are covered by defined contribution plans.

Financial Information about Liquidity and Capital Resources

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

Code of Ethics

L.B. Foster Company has a legal and ethical conduct policy applicable to all directors and employees, including its Chief Executive Officer, Chief Financial Officer, and Controller. This policy is posted on the Company’s website, www.lbfoster.com. The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its policy by posting such information on the Company’s website. In addition, our ethics hotline can also be used by employees and others for the anonymous communication of concerns about financial controls, human resource concerns, and other reporting matters.

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

Executive Officers of the Registrant

Information concerning the executive officers of the Company is set forth below.

Name	Age	Position
Robert P. Bauer	57	President and Chief Executive Officer
Merry L. Brumbaugh	58	Vice President — Tubular Products
Samuel K. Fisher	63	Vice President — Rail Distribution
Patrick J. Guinee	46	Vice President, General Counsel and Secretary
John F. Kasel	50	Senior Vice President — Rail Products and Services
Brian H. Kelly	56	Vice President — Human Resources and Administration
Gregory W. Lippard	47	Vice President — Rail Sales and Products
Konstantinos Papazoglou	63	Vice President — Rail Technologies
David J. Russo	57	Senior Vice President, Chief Financial Officer and Treasurer
David R. Sauder	45	Vice President — Global Business Development
Christopher T. Scanlon	40	Controller and Chief Accounting Officer

Mr. Bauer was elected President and Chief Executive Officer upon joining the Company in 2012. Prior to joining the Company, beginning in 2011, Mr. Bauer previously served as President of the Refrigeration Division of the Climate Technologies business of Emerson Electric Company, a diversified global manufacturing and technology company. From 2002 until 2011, Mr. Bauer served as President of Emerson Network Power’s Liebert Division.

Ms. Brumbaugh was elected Vice President — Tubular Products in 2004, having previously served as General Manager, Coated Products since 1996. Ms. Brumbaugh has served in various capacities with the Company since her initial employment in 1980.

Mr. Fisher’s was elected Vice President — Rail Distribution effective 2011, having previously served as Senior Vice President — Rail since 2002. Mr. Fisher has served in various capacities within the Company since his initial employment 1977.

Mr. Guinee was elected Vice President, General Counsel and Secretary in 2014. Prior to joining the Company, Mr. Guinee served as Vice President — Securities & Corporate and Assistant Secretary at Education Management Corporation from 2013 to early 2014, and was employed by H. J. Heinz Company from 1997 to 2013, last serving as Vice President — Corporate Governance & Securities and Assistant Secretary.

Mr. Kasel was elected Senior Vice President — Rail Products and Services in 2012 having previously served as Senior Vice President — Operations and Manufacturing since 2005 and Vice President — Operations and Manufacturing since 2003. Mr. Kasel served as Vice President of Operations for Mammoth, Inc., a Nortek company from 2000 to 2003.

Mr. Kelly was elected Vice President — Human Resources and Administration in 2012 having previously served as Vice President, Human Resources since 2006. Prior to joining the Company, Mr. Kelly headed Human Resources for 84 Lumber Company from 2004. Previously, he served as a Director of Human Resources for American Greetings Corp. from 1994 to 2004.

Mr. Lippard was elected Vice President — Rail Sales and Products in 2012 having previously served as Vice President — Rail Product Sales since 2000. Prior to re-joining the Company in 2000, Mr. Lippard served as Vice President — International Trading for Tube City, Inc. from 1998. Mr. Lippard served in various other capacities with the Company since his initial employment in 1991.

Mr. Papazoglou was elected Vice President — Rail Technologies in 2012 having previously served as Vice President — Friction Management since 2011. Prior to joining the Company in 2010, Mr. Papazoglou served as

Executive Vice President and Chief Operating Officer for Portec Rail Products, Inc. from 2006. Mr. Papazoglou served in various other capacities with Portec since his initial employment in 1978.

Mr. Russo is the Senior Vice President, Chief Financial Officer and Treasurer having resigned as Chief Accounting Officer in 2012 upon the appointment of Mr. Scanlon as Controller and Chief Accounting Officer in 2012. Mr. Russo was previously elected Senior Vice President, Chief Financial and Accounting Officer and Treasurer in 2010 having served previously as Senior Vice President, Chief Financial Officer and Treasurer since 2002. Mr. Russo was Corporate Controller of WESCO International Inc. from 1999 until joining the Company in 2002.

Mr. Sauder was elected Vice President — Global Business Development upon joining the Company in 2008. Prior to joining the Company, Mr. Sauder was Director, Global Business Development at Joy Mining Machinery where he was responsible for leading mergers and acquisitions and new business initiatives from 2007.

Mr. Scanlon was elected Controller and Chief Accounting Officer in 2012. Prior to joining the Company, Mr. Scanlon served as the Online Higher Education Division Controller of Education Management Corporation from 2009 to 2012. Mr. Scanlon served as Manager of Central Accounting Services for Bayer Corporation, from 2007 until 2009.

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

Our inability to successfully identify, manage and execute acquisitions, joint ventures, divestitures, and other significant transactions could harm our financial results, business, and prospects.

As part of our business strategy, we may acquire companies or businesses, divest businesses or assets, enter into strategic alliances and joint ventures, and make investments to realize anticipated benefits, which actions involve a number of inherent risks and uncertainties. We evaluate acquisition opportunities that have the potential to support and strengthen our business. We can give no assurances that the opportunities will be consummated or that financing will be available. In addition, acquisitions involve inherent risks that the acquired business will not perform in accordance with our expectations. We may not be able to achieve the synergies and other benefits we expect from the integration as successfully or rapidly as projected, if at all. Our failure to integrate newly-acquired operations could prevent us from realizing our expected rate of return on an acquired business and could have a material or adverse effect on our results of operations and financial condition.

Our future performance and market value could cause additional write-downs of long-lived and intangible assets in future periods.

We are required under U.S. generally accepted accounting principles to review intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered to be a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include, but are not limited to, a decline in stock price and market capitalization, a significant decrease in the market value of an asset, or a significant decrease in operating or cash flow projections. During the third quarter of 2015, we per-

formed an interim goodwill test and concluded that the carrying amounts of the Inspection Oilfield Services, Inc. (“IOS”) and Chemtec Energy Services, L.L.C. (“Chemtec”) reporting units’ goodwill exceeded the implied fair values of that goodwill. We recognized a non-cash goodwill impairment charge of $80,337 ($63,887 net of taxes) to write down the carrying values to the implied fair values, of which $69,908 represents the full carrying value of goodwill related to the IOS acquisition and the remaining $10,429 relates to the Chemtec reporting unit. No assurances can be given that we will not be required to record future significant charges related to tangible or intangible asset impairments.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, among other things, our ability to borrow additional funds for working capital, capital expenditures, general corporate purposes, or acquisitions.

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

Prolonged low energy prices and other unfavorable changes in U.S., global, or regional economic and market conditions could adversely affect our business.

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

In addition, current volatile market conditions and significant declines in energy prices may continue for an extended period, which could continue to negatively affect our business prospects. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty, and a variety of additional factors that are beyond our control. Sustained declines, such as began to occur in 2015, in the price of oil and natural gas will likely continue to have a material adverse effect on our operations and financial condition.

Our ability to maintain or improve our profitability could be adversely impacted by cost pressures.

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

Our success is in part dependent on the accuracy and proper utilization of our management information and communications systems.

We are currently working through an enterprise resource program (“ERP”) system upgrade and certain divisions of our Company will be transitioned into the new ERP system during 2016. The system upgrade is intended to enable us to better meet the information requirements of our users, increase our integration efficiencies, and identify additional synergies in the future. The implementation of our ERP system is complex because of the wide range of processes and systems to be integrated across our business. Project delays, business interruptions, or loss of expected benefits could have a material adverse effect on our business, financial condition, or results of operations. Any disruptions, delays, or deficiencies in the design, operation, or implementation of our various systems, or in the performance of our systems, particularly any disruptions, delays, or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business, including our ability to receive, process, ship, and bill for orders in a timely manner or our ability to properly manage our inventory or accurately present our inventory availability or pricing.

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.

Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and other parties, including financial information, intellectual property, and personal identification information. Security breaches and other disruptions could compromise our information, expose us to liability, and harm our reputation and business. The steps we take to deter and mitigate these risks may not be successful. We may not have the resources or technical sophistication to anticipate or prevent current or rapidly evolving types of cyber-attacks. Data and security breaches can also occur as a result of non-technical issues, including an intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, legal and financial exposure, negative impacts on our customers’ willingness to transact business with us, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

We are dependent upon key customers.

We could be adversely affected by changes in the business or financial condition of a customer or customers. A significant decrease in capital spending by our railroad customers could negatively impact our product revenue. As a result of the ongoing litigation and termination of the amended 2005 concrete tie supply agreement with Union Pacific Railroad (“UPRR”), our sales to, and new orders from UPRR have ceased which has adversely affected our results during 2015. No assurances can be given that a significant downturn in the business or financial condition of a current customer, or customers, or potential litigation with a current customer, would not also impact our results of operations and/or financial condition.

An adverse outcome in any pending or future litigation or pending or future warranty claims against the Company or its subsidiaries or our determination that a customer has a substantial product warranty claim could negatively impact our financial results and/or our financial condition.

We are party to various legal proceedings. In addition, from time to time our customers assert claims against us relating to the warranties which apply to products we sell. There is the potential that a result materially adverse to us or our subsidiaries in pending or future legal proceedings or pending or future product warranty claims could materially exceed any accruals we have established and adversely affect our financial results and/or financial condition. In addition, we could suffer a significant loss of business from a customer who is dissatisfied with the resolution of a warranty claim. For example, UPRR terminated our amended 2005 concrete tie supply agreement over allegedly defective ties and ceased new orders for other products which negatively impacted our 2015 results.

In January 2015, UPRR filed a lawsuit against the Company asserting that we were in material breach of our amended 2005 concrete tie supply agreement with UPRR due to claimed failures to provide warranty ties to replace alleged defective concrete ties. UPRR seeks various types of relief including incidental, consequential, and other damages in amounts to be determined at trial under various legal theories. See Part II, Item 8, Note 19 for additional information regarding UPRR’s lawsuit. We continue to work with UPRR in an attempt to reach a resolution on this matter. However, such discussions may not be successful, and the results of litigation and any settlement or judgment amounts resulting from this matter may not be within the range of our estimated accrual. Consequently, while we believe the claims in the UPRR lawsuit are without merit, and we intend to vigorously defend ourselves and have asserted a counterclaim for damages in the UPRR lawsuit, an adverse outcome could result in a substantial judgment against us that could have a material adverse effect on our financial condition, results of operations, liquidity, and capital resources. No assurances can be given that prior to any settlement or judgment, that we will not take additional material charges because our warranty reserve accrual for UPRR is based upon our current estimate of the number of defective concrete ties that need to be replaced and facts could emerge which would cause us to materially increase this estimate.

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

Changes in exchange rates for foreign currencies may reduce international demand for our products or increase our labor or supply costs in non-U.S. markets. Fluctuations in the relative values of the United States dollar, Canadian dollar, British pound, and Euro will require adjustments in reported earnings and operations to reflect exchange rate translation in our Canadian and European sales and operations. If the United States dollar strengthens in value as compared to the value of the Canadian dollar, British pound, or Euro, our reported earn-

ings in dollars from sales in those currencies will be unfavorable. Conversely, a favorable result will be reported if the United States dollar weakens in value as compared to the value of the Canadian dollar, British pound, or Euro.

Violations of foreign governmental regulations, including the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws could result in fines, penalties, and criminal sanctions against the Company, its officers, or both and could adversely affect our business.

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

The U.S. Foreign Corrupt Practices Act and similar other worldwide anti-corruption laws, such as the U.K. Bribery Act, prohibit improper payments for the purpose of obtaining or retaining business. Although we have established an internal control structure, corporate policies, compliance, and training processes to reduce the risk of violation, we cannot ensure that these procedures will protect us from violations of such policies by our employees or agents. Failure to comply with applicable laws or regulations could subject us to fines, penalties, and suspension or debarment from contracting. Events of non-compliance could harm our reputation, reduce our revenues and profits, and subject us to criminal and civil enforcement actions. Violations of such laws or allegations of violation could disrupt our business and result in material adverse results to our operating results or future profitability.

Certain divisions of our business depend on a small number of suppliers. The loss of any such supplier could have a material adverse effect on our business, financial condition, and result of operations.

In our rail products businesses, we rely on a limited number of suppliers for key products that we sell to our customers. In addition, our piling business is predominantly dependent upon one supplier for sheet piling. A significant downturn in the business of one or more of these suppliers, a disruption in their manufacturing operations, an unwillingness to continue to sell to us, or a disruption in the availability of existing and new piling and rail products may adversely impact our financial results.

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

Four of our manufacturing facilities are staffed by employees represented by labor unions. Approximately 177 employees employed at these facilities are currently working under three separate collective bargaining agreements. Disputes with regard to the terms of these agreements or our potential inability to renegotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, slowdowns, or lockouts, which could cause a disruption of our operations and have a material adverse effect on our results of operations, financial condition, and liquidity.

Actions of activist shareholders could be disruptive and potentially costly and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.

In February 2016, the Company entered into an agreement with an activist investor, Legion Partners Asset Management, LLC and various of its affiliates (collectively, “Legion Partners”) that had filed a Schedule 13D with the SEC with respect to the Company. Pursuant to that agreement, the Company agreed to appoint a representative of Legion Partners to the Company’s Board of Directors and Legion Partners agreed to various standstill provisions and to vote for the Company’s director nominees at the Company’s 2016 Annual Meeting of Shareholders.

Activist investors may attempt to effect changes in the Company’s strategic direction and how the Company is governed, or to acquire control over the Company. Some investors seek to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. While the Company welcomes varying opinions from all shareholders, activist campaigns that contest or conflict with our strategic direction could have an adverse effect on the Company’s results of operations and financial condition as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of the Company’s board and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, may cause concern to our current or potential customers, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

The location and general description of the principal properties which are owned or leased by L.B. Foster Company, together with the segment of the Company’s business using such properties, are set forth in the following table:

Location	Function	Acres	Business Segment	Lease Expiration
Bedford, PA	Bridge component fabricating plant	16	Construction	Owned
Birmingham, AL	Pipe coating facility	32	Tubular and Energy	2017
Burnaby, British Columbia, Canada	Friction management products plant	N/A	Rail	2021
Channelview, TX	Threading, test, and inspection facility	73	Tubular and Energy	Owned
Columbia City, IN	Rail processing facility and yard storage	22	Rail	Owned
Hillsboro, TX	Precast concrete facility	9	Construction	Owned
Kimball, NE	Threading, test, and inspection facility	145	Tubular and Energy	Owned
Leming, TX	Threading, test, and inspection facility	63	Tubular and Energy	Owned
Magnolia, TX	Threading facility and joint venture manufacturing facility	35	Tubular and Energy	Owned
Morgantown, WV	Test, and inspection facility	N/A	Tubular and Energy	2018
Niles, OH	Rail fabrication, friction management products, and yard storage	35	Rail	Owned
Petersburg, VA	Piling storage facility	35	Construction	Owned
Pueblo, CO	Rail joint manufacturing	9	Rail	Owned
Saint-Jean-sur-Richelieu, Quebec, Canada	Rail anchors and track spikes manufacturing plant	17	Rail	Owned
Sheffield, United Kingdom	Track component and friction management products facility	N/A	Rail	2019
Spokane, WA	CXT concrete tie plant	13	Rail	2020
Spokane, WA	Precast concrete facility	5	Construction	2020
Waverly, WV	Precast concrete facility	85	Construction	Owned
Willis, TX	Pipe coating facility	16	Tubular and Energy	Owned
Willis, TX	Measurement services facility	68	Tubular and Energy	Owned

Included in the table above are certain facilities leased by the Company for which there is no acreage included in the lease. For these properties a “N/A” has been included in the “Acres” column.

Including the properties listed above, the Company has a total of 28 sales offices, including its headquarters in Pittsburgh, PA and 36 warehouses, plant, and yard facilities located throughout the United States, Canada, and Europe. The Company’s facilities are in good condition and suitable for the Company’s business as currently conducted and as currently planned to be conducted.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding the Company’s legal proceedings and other commitments and contingencies is set forth in Part II, Item 8, Note 19 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

This item is not applicable to the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market Information

The Company had 336 common shareholders of record on February 23, 2016. Common stock prices are quoted daily through the NASDAQ Global Select Market quotation service (Symbol: FSTR). The following table sets forth the range of high and low sales prices per share of our common stock for the periods indicated:

	2015			2014
Quarter	High	Low	Dividends	High	Low	Dividends
First	$52.00	$37.00	$0.04	$48.41	$40.09	$0.03
Second	47.97	33.96	0.04	54.68	44.82	0.03
Third	36.07	12.10	0.04	56.72	45.93	0.03
Fourth	16.66	10.10	0.04	54.41	43.81	0.04

Dividends

There have been no changes to the October 2014 Board of Directors authorization to increase the regular quarterly dividend to $0.04 per share. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition.

The Company’s March 13, 2015 credit facility permits it to pay dividends and distributions and make redemptions with respect to its stock providing no event of default or potential default (as defined in the facility agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Dividends, distributions, and redemptions are capped at $25,000,000 per year when funds are drawn on the facility. If no drawings on the facility exist, dividends, distributions, and redemptions in excess of $25,000,000 per year are subjected to a limitation of $75,000,000 in the aggregate. The $75,000,000 aggregate limitation also permits certain loans, strategic investments, and acquisitions.

Performance Graph

The Company’s peer group consists of Accuride Corporation, Alamo Group, Inc., AM Castle & Co., American Railcar Industries, Inc., CIRCOR International, Inc., Columbus McKinnon Corporation, Furmanite Corporation, Gibraltar Industries, Inc., Houston Wire & Cable Company, Insteel Industries Inc., Lindsay Corporation, Lydall Inc., MYR Group, Inc., NN Inc., Northwest Pipe Co., Olympic Steel Inc., Orion Marine Group, Inc., Quanex Building Products Corporation, Raven Industries Inc., and Sterling Construction Co. Inc.

The following tables compare total shareholder returns for the Company over the last five years to the NASDAQ Composite Index and the peer groups assuming a $100 investment made on December 31, 2010. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among L.B. Foster Company, the NASDAQ Composite Index, and a Peer Group

*	$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/10	12/11	12/12	12/13	12/14	12/15
L.B. Foster Company	$100.00	$69.33	$106.80	$116.58	$120.05	$34.02
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
2015 Peer Group	100.00	89.10	100.87	142.58	127.82	106.05

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information at December 31, 2015 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants, or rights)
Equity compensation plans approved by shareholders	—	$—	407,307
Equity compensation plans not approved by shareholders	—	—	—

Total	—	$—	407,307

Under the 2006 Omnibus Incentive Plan, non-employee directors are automatically awarded shares of the Company’s common stock as determined by the Board of Directors at each annual shareholder meeting at which such non-employee director is elected or re-elected, commencing May 24, 2006. Through December 31, 2015, there were 124,642 fully vested shares issued under the 2006 Omnibus Incentive Plan to non-employee directors. During 2015, pursuant to the 2006 Omnibus Incentive Plan, the Company issued approximately 14,000 fully-vested shares in lieu of a cash payment earned under separate three year incentive plans.

The Company grants eligible employees restricted stock and performance unit awards under the 2006 Incentive Omnibus Plan. The forfeitable restricted stock awards granted prior to March 2015 generally time-vest after a four-year holding period, and those granted in March 2015 generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock award agreement. Performance unit awards are offered annually under separate three-year long-term incentive plans. Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan.

The Company will withhold or employees may tender shares of restricted stock when issued to pay for withholding taxes. During 2015, 2014, and 2013, the Company withheld 25,340, 21,676, and 16,166 shares, respectively, for this purpose. The value of the shares withheld were $1,114,000, $985,000, and $708,000 in 2015, 2014, and 2013, respectively.

Issuer Purchases of Equity Securities

The Company’s purchases of equity securities for the three-month period ended December 31, 2015 were as follows:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2),(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 1, 2015 — October 31, 2015	—	$—	—	$13,413
November 1, 2015 — November 30, 2015	—	—	—	13,413
December 1, 2015 — December 31, 2015	1,328	11.09	—	13,413

Total	1,328	$—	—	$13,413

(1)	Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock. These shares do not impact the remaining authorization to repurchase shares under approved plans or programs.
(2)	On December 4, 2013, the Board of Directors authorized the repurchase of up to $15,000,000 of the Company’s common shares until December 31, 2016. This authorization became effective January 1, 2014.

(3)	On December 9, 2015, the Board of Directors authorized the repurchase of up to $30,000,000 of the Company’s common shares until December 31, 2017. This authorization became effective January 1, 2016 and replaces the prior authorization.

The Company purchased 80,512 common shares for $1,587,000 during the year ended December 31, 2015 under our previous share repurchase authorization.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

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

	Year Ended December 31,
Income Statement Data	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
Net sales	$624,523	$607,192	$597,963	$588,541	$575,337

Operating profit	$28,760	$37,082	$41,571	$22,657	$30,812

(Loss) income from continuing operations, net of tax	$(44,445)	$25,656	$29,290	$14,764	$22,067
Income from discontinued operations, net of tax	—	—	—	1,424	828

Net (loss) income	$(44,445)	$25,656	$29,290	$16,188	$22,895

Basic (loss) earnings per common share:
Continuing operations	$(4.33)	$2.51	$2.88	$1.46	$2.16
Discontinued operations	—	—	—	0.14	0.08

Basic (loss) earnings per common share	$(4.33)	$2.51	$2.88	$1.60	$2.24

Diluted (loss) earnings per common share:
Continuing operations	$(4.33)	$2.48	$2.85	$1.44	$2.14
Discontinued operations	—	—	—	0.14	0.08

Diluted (loss) earnings per common share	$(4.33)	$2.48	$2.85	$1.58	$2.22

Dividends paid per common share	$0.16	$0.13	$0.12	$0.10	$0.10

Operating profit represents the gross profit less selling and administrative expenses and amortization expense.

(1)	2015 includes the results of the acquisitions of TEW Plus, LTD (“Tew Plus”) (November 23), IOS Holdings, Inc (“IOS”) (March 13), and TEW Holdings, LTD (“Tew”) (January 13). The results also include an $80,337 ($63,887 net of taxes) impairment of goodwill related to the IOS and Chemtec reporting units. More information about the impairment can be found in Part II, Item 8, Note 4.
(2)	2014 includes CXT Concrete Tie warranty charges of $9,374 within the Rail Products and Services segment. The 2014 results also include the acquisitions of Carr Concrete Corporation (July 7), FWO (October 29), and Chemtec (December 30).
(3)	2013 includes the acquisition of Ball Winch, LLC, (November 7).
(4)	2012 includes a $22,000 warranty charge and a pre-tax gain of $3,193, from the dispositions of SSD and Precise divisions, in income from discontinued operations, net of tax.
(5)	2011 includes a pre-tax gain of $577 associated with the early termination of the operating lease associated with the Company’s sale-leaseback transaction for our threaded products facility, formerly located in Houston, TX.

	December 31,
Balance Sheet Data	2015	2014	2013	2012	2011
Total assets	$566,660	$491,717	$413,193	$401,537	$379,894
Working capital	122,828	135,488	171,603	179,838	156,020
Long-term debt	167,419	25,752	25	27	51
Stockholders’ equity	282,832	335,888	316,397	287,575	269,815

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except share data unless otherwise noted)

Executive Level Overview

Current year acquisitions

Rail Products and Services Acquisitions

On November 23, 2015, the Company acquired the 75% balance of the remaining shares of Tew Plus for $2,130, net of cash acquired. Headquartered in Nottingham, UK, Tew Plus provides telecommunications and security systems to the railway and commercial markets. Their offerings include full installation services including: design, project management, survey, and commissioning along with future maintenance.

On January 13, 2015, the Company acquired Tew for $26,467, net of cash acquired. Headquartered in Nottingham, UK, Tew provides application engineering solutions primarily to the rail market and other major industries.

The Rail Products and Services segment acquisitions in the United Kingdom have enhanced our international product and service offerings. We have consolidated our Leicester, UK facility with the acquired business to establish a center of excellence in Nottingham, UK for engineering automation.

Tubular and Energy Services Acquisition

On March 13, 2015, the Company acquired IOS for $167,404, net of cash acquired and a net working capital receivable adjustment of $2,363. IOS is a leading independent provider of tubular management services with operations in every significant oil and gas producing region in the continental United States. See Part 1, Item 8, Note 4 with respect to an impairment of the goodwill related to this acquisition.

The IOS acquisition provides the Company with a comprehensive footprint that we believe will generate significant long-term benefit to the Company. Over the course of the current year, the IOS business has been negatively impacted by a significant decline in oil prices and related drop in active rigs. Management has implemented and continues to evaluate the necessary cost reductions to weather the current downturn, however, we continue to believe that the business will generate substantial profits once the global oil and gas market stabilizes and begins to recover.

2015 Developments and 2016 Outlook

During 2015, we:

•	Generated adjusted EBITDA of $60,606 (a)

•	Sold our Tucson, AZ concrete tie manufacturing assets for $2,750

•	Reduced borrowings on our outstanding revolving debt facility by $51,261 from March 31, 2015

•	Amended our credit agreement from a maximum credit line of $200,000 with a $100,000 accordion feature to a maximum credit line of $335,000 with a $100,000 accordion feature

•	Repurchased $1,587 of common shares under the share repurchase authorization

•	Continued application development work on a new Company-wide enterprise resource planning system

(a)	The following table displays a reconciliation of this non-GAAP measure for the three-year periods ended December 31, 2015, 2014 and 2013. EBITDA adjusted for the current year goodwill impairment is a financial metric utilized by management to evaluate the Company’s performance on a comparable basis after excluding the non-cash impact of the 2015 impairment of goodwill.

	2015	2014	2013
Adjusted EBITDA Reconciliation
Net (loss) income	$(44,445)	$25,656	$29,290
Interest expense (income), net	4,172	(18)	(174)
Income tax (benefit) expense	(6,132)	13,404	14,848
Depreciation	14,429	7,882	6,890
Amortization	12,245	4,695	3,112

Total EBITDA	$(19,731)	$51,619	$53,966
Impairment of goodwill	80,337	—	—

EBITDA adjusted for impairment of goodwill	$60,606	$51,619	$53,966

During 2015, market conditions deteriorated as the year progressed. Our largest business segment that serves transportation infrastructure markets experienced weakness that began in the second quarter. The Rail Products and Services segment was largely impacted by reduced spending that persisted through the year in the North American freight rail market. As the overall commodities markets experienced significant weakness, this translated into declining commodity carloads for rail carriers and pressure on pricing. Rail carloads are being adversely affected by the continuing shift away from coal to natural gas, declining crude by rail shipments, and reductions in most other metals, ores, and agriculture products. Bright spots exist in intermodal freight and shipments of passenger vehicles. North American freight rail companies began curtailing spending in the second half of 2015 which impacted most of our rail divisions. Spending in 2016 by the large freight rail operators in North America is expected to continue that trend according to their announcements. The European market was also weak in 2015 as a result of reduced spending by Network Rail, our primary customer in the United Kingdom. However, the outlook in the U.K. is more favorable for 2016. In the United States, passage of a new six year transportation bill “Fixing America’s Surface Transportation (FAST) Act” will provide additional funds for U.S. transit agencies to maintain and grow their systems.

As rail market conditions declined during 2015, and we experienced the loss of sales to UPRR, the management team acted to maximize profit margins. In addition to the weakening freight rail market, we lost approximately $26,000 in sales from UPRR versus the prior year (from $41,000 to $15,000). Management took several actions to cut costs and delay capital to help offset the pressure from declining volume.

The spending that is getting priority among the freight rail operators is directed at safety improvement, operating efficiency, and other cost reductions. The Company continues to target products and solutions that help improve safety and operating efficiency as well as introduce services that help operators perform maintenance at lower costs. We believe that the freight rail operators will continue to harden their network infrastructure to handle the demanding loads and traffic expected in the coming decades. When imports and exports grow with the global economy, freight rail operators are expected to benefit from the need for intermodal networks to efficiently ship goods.

Funding for transit rail projects in North America continued at a steady pace in 2015. The Company’s revenues from this market is always affected by swings in large projects from one year to the next. Our results in 2015 were relatively strong, and we continue to believe the transit market will grow over the long run, although year to year sequential growth may not be consistent. Management believes that the global transit market represents a good opportunity for the Company. By focusing on products that can improve safety and efficiency, as well as passenger comfort, we are attempting to partner with key end users and OEM’s to serve this market. In addition, we have launched a broader set of automation solutions for passenger transit systems through our Tew business acquired in 2015. Innovative solutions from our team of engineers will be focused on helping transit system operations improve infrastructure and lower cost.

Within our Construction Products segment, heavy civil construction projects remained steady through 2015. The Company performed well in our core product areas of (a) bridge decking that provides new decking surfaces intended largely for bridge rehabilitation projects, (b) sheet piling for railway, highway, bridges, and port projects, and (c) precast concrete buildings. The Company did not perform well in other piling products targeted at (or utilized in) heavy civil projects that became very price competitive due to declining steel prices. Throughout the year, lower scrap input prices and very low factory utilization rates kept steel prices very competitive. As a result, the Company did not participate in some of the typical projects we serve with pipe pile and H-pile, resulting in lower annual volumes and sales.

Factory utilization in the steel industry is expected to remain at depressed levels into 2016. There is capacity in many world areas to provide supply for projects at very competitive prices. This industry is also being affected by the significant weakness in oil and gas exploration and development as well as other industrial markets where the commodity cycle has led to pressure on costs and lower capital spending.

The precast concrete buildings business was a bright spot in 2015. The introduction of new products provided support for growth, particularly in the Southwest region of the U.S. The market for buildings typically grows at a low pace, and we expect 2016 to mirror that trend.

The energy markets where our Tubular and Energy Services segment is focused, faced rapidly changing spending patterns in 2015. This volatility could exist throughout 2016. As the upstream, and to a lesser extent, midstream operators are adjusting capital spending plans, our orders have been difficult to forecast. Market conditions deteriorated throughout 2015 as end users adjusted to fluctuating oil prices and reacted to a changing climate around liquidity needs. The majority of our business is tied to investment in midstream pipeline infrastructure. However, the Company has exposure to investment in drilling, including the need for tubulars in hydraulic fracturing applications. Energy market weakness caused us to take restructuring actions mainly in the upstream test and inspection services business. These actions included consolidation of facilities and closures in markets that did not have sustainable demand.

It is our belief that there are widespread needs across the US for pipeline infrastructure in the long term, and new demand will be driven by already developed wells, future exporting potential, and transition from coal to natural gas plants. As a result of reduced forecasted capital spending across the energy industry, U.S. crude oil production is expected to decline in 2016, setting up the potential for a market rebalance later in 2016. Therefore, it is not clear as to whether 2016 will be the year that any measureable rebound will take place. We finished 2015 with a solid backlog for the coated pipe business and precision measurement systems, both aimed at pipeline applications. The upstream test and inspection business exited the year at a recent low point in sales, and has yet to experience a quarterly sequential increase in sales.

Management intends to stay focused on cost reduction actions and ways to streamline products and plant efficiency. We will launch a new ERP system in Q2 of 2016 that will start with operations from two Rail Products and Services divisions. Our long term objective is to bring modernization needed to the entire Company and develop a platform from which we can grow and leverage best in class business processes.

UPRR Product Warranty Claim

In 2015, UPRR filed a Complaint and Demand for Jury Trial in the District Court for Douglas County, NE against the Company and its subsidiary, CXT Incorporated, asserting among other matters, that the Company breached its express warranty, breached an implied covenant of good faith and fair dealing, and anticipatorily repudiated its warranty obligations, and that UPRR’s exclusive and limited remedy provisions in the supply agreement have failed of their essential purpose which entitles UPRR to recover all incidental and consequential damages. The complaint seeks to cancel all duties of UPRR under the contracts, to adjudge the Company as having no remaining rights under the contracts, and to recover damages in an amount to be determined at trial for the value of unfulfilled warranty replacement ties and ties likely to become warranty eligible, for costs of cover for replacement ties and for various incidental and consequential damages.

The dispute is largely based on (1) claims submitted that the Company believes are for ties claimed for warranty replacement that are not the responsibility of the Company and claims that do not meet the criteria of a warranty replacement and (2) UPRR’s assertion, which the Company vigorously disputes, that in future years UPRR will be entitled to warranty replacement ties for virtually all of the ties manufactured at the Company’s former Grand Island, NE tie facility. Many thousands of Grand Island ties have been performing in track for over ten years. In addition, a significant amount of Grand Island ties were rated by both parties in the excellent category of the rating system. The Company believes UPRR’s claims are without merit and intends to vigorously defend itself.

On June 16 and 17, 2015, UPRR issued formal notice of the termination of the concrete tie supply agreement as well as the termination of the lease agreement that the Company had with UPRR for the Tucson, AZ production facility and rejection and revocation of its prior acceptance of certain ties manufactured at the Company’s Spokane, WA production facility.

On May 29, 2015, the Company and CXT filed an Answer, Affirmative Defenses and Counterclaims in response to the Complaint, denying liability to UPRR. As a result of UPRR’s subsequent June 16-17, 2015 actions and certain related conduct, the Company on October 5, 2015 amended the pending Answer, Affirmative Defenses and Counterclaims to add, among other things, assertions that UPRR’s conduct in question was wrongful and unjustified and constituted additional grounds for the affirmative defenses to UPRR’s claims and also for the Company’s counterclaims. By Scheduling Order dated September 3, 2015, a December 30, 2016 deadline for the completion of fact discovery has been established and trial may proceed at some future date after March 3, 2017, although no trial date has been set. The parties are currently conducting discovery.

The Company continues to engage in discussions in an effort to resolve this matter, however, we cannot predict that such discussions will be successful, or that the results of the litigation with UPRR, or any settlement or judgment amounts relating to this matter will be within the range of our estimated accruals for loss contingencies. Future potential costs pertaining to UPRR’s claims and the outcome of the UPRR litigation could result in a material adverse effect on our results of operations, financial condition, and cash flows. See Part II, Item 8, Note 19, included herein, for information regarding the Company’s commitments and contingent liabilities which is incorporated by reference into this Item 7.

Results of Operations

	Twelve Months Ended December 31,			Percent of Total Net Sales Twelve Months Ended December 31,			Percent Increase/(Decrease)
	2015	2014	2013	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net Sales:
Rail Products and Services	$328,982	$374,615	$363,667	52.7%	61.7%	60.8%	(12.2)%	3.0%
Construction Products	176,394	178,847	191,751	28.2	29.5	32.1	(1.4)	(6.7)
Tubular and Energy Services	119,147	53,730	42,545	19.1	8.8	7.1	121.8	26.3

Total net sales	$624,523	$607,192	$597,963	100.0%	100.0%	100.0%	2.9%	1.5%

	Twelve Months Ended December 31,			Gross Profit Percentage Twelve Months Ended December 31,			Percent Increase/(Decrease)
	2015	2014	2013	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Gross Profit:
Rail Products and Services	$75,276	$77,235	$74,986	22.9%	20.6%	20.6%	(2.5)%	3.0%
Construction Products	34,169	32,391	29,224	19.4	18.1	15.2	5.5	10.8
Tubular and Energy Services	22,481	11,722	12,278	18.9	21.8	28.9	91.8	(4.5)
LIFO income	2,468	738	37	0.4	0.1	—	**	**
Other	(741)	(495)	(586)	(0.1)	(0.1)	(0.1)	49.7	(15.5)

Total gross profit	$133,653	$121,591	$115,939	21.4%	20.0%	19.4%	9.9%	4.9%

	Twelve Months Ended December 31,			Percent of Total Net Sales Twelve Months Ended December 31,			Percent Increase/(Decrease)
	2015	2014	2013	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Expenses:
Selling and administrative expenses	$92,648	$79,814	$71,256	14.8%	13.1%	11.9%	16.1%	12.0%
Amortization expense	12,245	4,695	3,112	2.0	0.8	0.5	160.8	50.9
Impairment of goodwill	80,337	—	—	12.9	—	—	100.0	—
Interest expense	4,378	512	485	0.7	0.1	0.1	**	5.6
Interest income	(206)	(530)	(659)	—	(0.1)	(0.1)	(61.1)	(19.6)
Equity in loss (income) of nonconsolidated investments	413	(1,282)	(1,316)	0.1	(0.2)	(0.2)	(132.2)	(2.6)
Other income	(5,585)	(678)	(1,077)	(0.9)	(0.1)	(0.2)	**	(37.0)

Total expenses	$184,230	$82,531	$71,801	29.5%	13.6%	12.0%	123.2%	14.9%

(Loss) Income before income taxes	$(50,577)	$39,060	$44,138	(8.1)%	6.4%	7.4%	(229.5)%	(11.5)%
Income tax (benefit) expense	(6,132)	13,404	14,848	(1.0)	2.2	2.5	(145.7)	(9.7)

Net (loss) income	$(44,445)	$25,656	$29,290	(7.1)%	4.2%	4.9%	(273.2)%	(12.4)%

**  Results of calculation are not considered meaningful for presentation purposes.

Fiscal 2015 Compared to Fiscal 2014 — Company Analysis

Net sales of $624,523 for the year ended December 31, 2015 increased by $17,331 or 2.9% compared to the prior year period. Included within the 2015 sales are acquisition-related revenues of $93,411, which generated 20.9% margins. The sales increase was attributable to increases of 121.8% in Tubular and Energy Services, which were partially offset by decreases of 12.2% and 1.4% in Rail Products and Services and Construction Products segment sales, respectively.

Gross profit margin for 2015 was 21.4%, or 138 basis points higher than the prior year. The Rail Products and Services segment recognized warranty-related charges of $1,092 and $9,374 in 2015 and 2014, respectively. Excluding the impact of the charges1, the current year gross profit margin was consistent with the prior year at 21.6%. Included in the 2015 gross profit was $2,468 related to the LIFO income compared to $738 in the prior year. The favorable change in LIFO primarily resulted from decreasing prices across our segments, as inventory levels in the aggregate were down slightly.

Selling and administrative expenses increased by $12,834, or 16.1%, over the prior year period. The cost increases for 2015 were attributable to costs from acquired businesses. Significant components of the acquired costs are personnel-related costs and to a much lesser extent insurance and travel costs.

During the third quarter of 2015, the Company recorded a non-cash goodwill impairment charge of $80,337 ($63,887 net of taxes) related to the IOS and Chemtec reporting units within the Tubular and Energy Services segment. The charge was primarily due to the impact of the depressed energy markets on both reporting units as well as the reduction in the active U.S. land oil rig count which specifically impacted the IOS reporting unit. These businesses are being adversely affected by reduced capital spending and cost reduction priorities that oil and gas developers and pipeline companies have implemented. These factors led to a reduction in demand causing the near term financial projections of the IOS and Chemtec reporting units to deteriorate. The Company performed an interim test for impairment of goodwill, and the long-term forecast did not indicate a timely recovery to support the carrying values of the goodwill, as further described in Part II, Item 8, Note 4 of this Annual Report on Form 10-K.

Other income during the current year was favorably impacted by the sale of assets at our Tucson, AZ facility resulting in a gain of $2,279 ($1,424 net of tax), realized and unrealized foreign exchange gains totaling $1,616, and other less significant income items.

The Company’s effective income tax rate for 2015 was 12.1%, compared to 34.3% in the prior year period. The Company’s effective income tax rate for 2015 differed from the federal statutory rate of 35% primarily due to the discrete impact of the $80,337 goodwill impairment in the third quarter. The impairment related to both tax deductible and nondeductible goodwill, and resulted in an income tax benefit of $16,450 during the current year period.

Net loss for the year ended December 31, 2015 was $44,445, or $4.33 per diluted share, which compares to net income for the 2014 period of $25,656, or $2.48 per diluted share. Excluding the current year impairment charge of $63,887, net of income tax benefit, net income would have been $19,442 or $1.88 per diluted share. This non-GAAP net income measure is inclusive of approximately 75,000 shares that were anti-dilutive on a GAAP basis.

Fiscal 2014 Compared to Fiscal 2013 — Company Analysis

Net sales for the year ended December 31, 2014 increased by $9,229, or 1.5%, which was attributable to a 26.3% and 3.0% improvement in Tubular and Energy Services and Rail Products and Services segment sales, respectively, partially offset by 6.7% reduction in Construction Products sales. Approximately 1.8%, 0.8% and 0.1% of the sales related to revenues from acquired businesses within the Tubular and Energy Services, Construction and Rail Products and Services segments, respectively.

[1]

-All results in this Form 10-K that exclude warranty charges and/or goodwill impairment are non-GAAP measures used for management reporting purposes. Management believes that these measures provide useful information to investors because it is a profitability measure used to evaluate earnings performance on a comparable year-over-year basis.

The gross profit margin for 2014 was 20.0% compared to 19.4% in 2013. Excluding the 2014 warranty charges of $9,374, the Company would have generated a gross profit margin of 21.6%.

Selling and administrative costs increased $8,558, or 12.0%, compared to fiscal 2013. Increases in 2014 were due to a variety of business developments including a sizeable increase in employee headcount. Excluding 2014 acquisitions, the Company headcount increased by approximately 6.3% over the prior year. The increase impacted personnel-related costs associated with salaried headcount and travel. Additionally, the Company incurred costs in 2014 related to the preparation for and identification of a new enterprise resource planning system. Lastly, acquisition related cost increases of $2,058 as well as recurring selling and administrative costs related to businesses acquired in 2014 led to the increase.

Other income for the year ended December 31, 2014 decreased to $678 compared to $1,077 during 2013. The decrease was principally due to a recovery of escrowed funds during 2013 which related to a 2005 real estate transaction that had previously been written off as uncollectible.

The Company’s effective income tax rate for 2014 was 34.3%, compared to 33.6% in 2013. The increase in the Company’s effective tax rate was due to increased nondeductible acquisition-related expenses in 2014 and the recognition of uncertain state tax positions during fiscal 2013, offset by greater U.S. domestic production activities deductions and a more favorable global mix of income.

Net income for 2014 was $25,656, or $2.48 per diluted share, which compares to net income for 2013 of $29,290, or $2.85 per diluted share. Included in our 2014 results was $9,374 in pre-tax charges related to concrete ties manufactured at our former Grand Island, NE facility which was closed in January 2011.

Results of Operations — Segment Analysis

Rail Products and Services

	Twelve Months Ended December 31,			(Decrease) Increase	Increase	Percent (Decrease)/ Increase	Percent Increase
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
Net Sales	$328,982	$374,615	$363,667	$(45,633)	$10,948	(12.2)%	3.0%

Gross Profit	$75,276	$77,235	$74,986	$(1,959)	$2,249	(2.5)%	3.0%

Gross Profit Percentage	22.9%	20.6%	20.6%	2.3%	—%	11.2%	—%

Fiscal 2015 Compared to Fiscal 2014

Rail Products and Services segment sales decreased $45,633, or 12.2%, compared to the prior year period. Included within the 2015 sales were revenues from acquired businesses of $16,715. During fiscal 2015, excluding an increase within the Transit Products business, all rail divisions experienced reductions in sales over the prior year period. The sales decline was attributable to the loss of sales to UPRR, lower volumes from Rail Distribution and various track component businesses, international declines in the Rail Technologies division, and, to a lesser extent, reductions in the price of steel.

During the year ended December 31, 2015, the Rail Products and Services segment had a reduction in new orders of 16.5% compared to the prior year period. Contributing to the decline was the loss of business with UPRR, which represented 55.2% of the reduction in new orders, as well as overall reductions in freight rail spending.

The Rail Products and Services segment increased its 2015 gross profit margin by 226 basis points compared to fiscal 2014. Gross profit was impacted by warranty-related charges of $1,092, and $9,374 in 2015 and 2014, respectively. Excluding the impact of the charges in 2015 and 2014, the gross profit margin was 23.2%, or 9 basis points higher than the prior year.

Fiscal 2014 Compared to Fiscal 2013

Rail Products and Services sales increased $10,948, or 3.0%, compared to fiscal 2013. The 2014 performance was highlighted by significant sales growth within the Rail Technologies business and to a lesser extent increases within the Allegheny Rail Products and CXT Concrete Tie businesses. Partially offsetting these improvements were declines in the Rail Distribution and Transit Products businesses.

Compared to 2013, the Rail Products and Services segment generated a 7.1% increase in new orders.

During 2014, the Rail segment incurred $9,374 in warranty charges related to our former Grand Island, NE concrete tie facility. The charge adversely impacted our Rail Products and Services segment’s gross profit. Without the charge, Rail Products and Services’ gross profit margins would have been 23.1% for the period ended December 31, 2014. The gross profit margin increase largely relates to favorable sales mix.

Construction Products

	Twelve Months Ended December 31,			(Decrease) Increase	(Decrease) Increase	Percent (Decrease)/ Increase	Percent (Decrease)/ Increase
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
Net Sales	$176,394	$178,847	$191,751	$(2,453)	$(12,904)	(1.4)%	(6.7)%

Gross Profit	$34,169	$32,391	$29,224	$1,778	$3,167	5.5%	10.8%

Gross Profit Percentage	19.4%	18.1%	15.2%	1.3%	2.9%	7.2%	19.1%

Fiscal 2015 Compared to Fiscal 2014

Construction Products segment sales decreased $2,453, or 1.4%, compared to the 2014 period. The decline was primarily related to a 14.7% reduction in sales of piling products, which was partially offset by a 43.0% increase in sales of precast construction products. The precast construction products business is experiencing very strong state sales for buildings, which has helped the Construction Products segment offset the increased competition and steel pricing pressures impacting the Piling Products business.

New orders booked during 2015 were down 19.0% over the prior year period. The decline related primarily to the Piling Products business where heavy competition has led to a reduction in market share for pipe piling and H-piling.

The gross profit percentage increased by 126 basis points due to gross margin improvements in piling and fabricated bridge products divisions. The improvement was primarily driven by the sales mix caused by an increase in sheet piling sales within the piling products business.

Fiscal 2014 Compared to Fiscal 2013

Construction Products segment sales declined by $12,904, or 6.7%, compared to fiscal 2013. The reduction was driven by a 20.8% reduction in sales of piling products, which was partially offset by significant growth in the Fabricated Bridge Products business as well as revenues from the July 2014 acquisition of Carr Concrete. The piling shortfall was partially attributable to insufficient product supply, which caused the segment to be unable to meet demand levels during much of 2014. During 2014, the Fabricated Bridge business experienced a record year and generated $8,800 in revenues related to the Newburgh-Beacon bridge project compared to $4,360 during 2013. The project was completed during 2015.

Including orders from Carr Concrete, the Construction Products segment generated an increase in new orders of 3.5% during 2014.

Leverage from engineered product sales created a favorable sales mix within the segment leading to a 287 basis point improvement over 2013.

Tubular and Energy Services

	Twelve Months Ended December 31,			Increase (Decrease)	Increase (Decrease)	Percent Increase/ (Decrease)	Percent Increase/ (Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2015 vs. 2014	2014 vs. 2013
Net Sales	$119,147	$53,730	$42,545	$65,417	$11,185	121.8%	26.3%

Gross Profit	$22,481	$11,722	$12,278	$10,759	$(556)	91.8%	(4.5)%

Gross Profit Percentage	18.9%	21.8%	28.9%	(2.9)%	(7.1)%	(13.3)%	(24.6)%

Fiscal 2015 Compared to Fiscal 2014

Tubular and Energy Services segment sales increased $65,417, or 121.8%, compared to the prior year period. The increase relates to revenues from acquired businesses of $71,954, which were partially offset by reductions of $6,537 in coated and threaded product sales. The 294 basis point decline in Tubular and Energy Services gross margins was largely due to acquired businesses and the related impact on sales mix. In addition to the new product mix, the divisions serving the upstream energy market are competing in the depressed oil and gas market which is experiencing less demand leading to a more challenging pricing environment.

The Tubular and Energy Services segment generated an increase in new orders of 160.7% compared to the prior year period principally due to orders from the acquisitions of Chemtec and IOS.

Fiscal 2014 Compared to Fiscal 2013

Tubular and Energy Services segment sales increased $11,185, or 26.3% compared to fiscal 2013. The increase was principally due to a full year of sales from Ball Winch which was acquired in November 2013. Adding to the improvement was a 6.2% increase in sales from the Birmingham, AL coated products business.

Compared to 2013, the Tubular and Energy Services segment generated an increase in new orders of 31.2%. New orders from the 2013 acquisition of Ball Winch represented 23.7% of 2014 orders.

Gross profit declines of 705 basis points were attributable to cost overruns on a coated products project completed during the 2014 third quarter as well as the impact of a three-week plant shutdown in Birmingham, AL. The shutdown was completed in January 2015.

Liquidity and Capital Resources

Total debt at December 31, 2015 and 2014 was $168,754 and $26,428, respectively, and was comprised of borrowings from the revolving credit facility to fund acquisitions as well as assets funded through financing agreements.

Our need for liquidity relates primarily to working capital requirements for operating activities, debt service payments, capital expenditures, JV capital obligations, share repurchases, and dividends.

The change in cash and cash equivalents for the three-year periods ended December 31 are as follows:

	2015	2014	2013
Net cash provided by operating activities	$56,172	$66,739	$14,155
Net cash used by investing activities	(205,575)	(97,751)	(47,174)
Net cash provided (used) by financing activities	134,289	22,055	(1,716)
Effect of exchange rate changes on cash and cash equivalents	(3,598)	(3,642)	(2,106)

Net decrease in cash and cash equivalents	(18,712)	(12,599)	(36,841)

Cash Flow from Operating Activities

During the current 2015 period, cash flows from operating activities provided $56,172, a decrease of $10,567, compared to the 2014 period. For the year ended December 31, 2015, income, adjustments to income from operating activities, and dividends from the LB Pipe joint venture provided $47,061 compared to $37,359 in the 2014 period. Working capital and other assets and liabilities provided $9,111 in the current period compared to providing $29,380 in the prior year period. The reduction in cash flows from operations was largely impacted by working capital movement.

During 2014, cash provided by operating activities was $66,739 compared to $14,155 in 2013. During 2014, income, adjustments to income from operating activities, and dividends from the joint venture provided $37,359 compared to providing $43,858 in 2013. Working capital and other assets and liabilities provided $29,380 in 2014 compared to working capital and other assets and liabilities use of $29,703 in 2013. The significant increase in cash flows primarily relates to additional emphasis on working capital management throughout 2014.

The Company’s calculation for days sales outstanding at December 31, 2015 was 56 days compared to 50 days at December 31, 2014. We believe our receivable portfolio continues to be of good quality.

Cash Flow from Investing Activities

Investing activities during the year ended December 31, 2015 related primarily to the acquisitions of Tew Plus, Tew, and IOS. The total purchase price, net of cash acquired and working capital adjustments, was $196,001. Other investing activities included capital expenditures of $14,913 during 2015. Current year expenditures related primarily to the Birmingham, AL coated products facility upgrades, application development of a new enterprise resource planning system, and general plant and yard improvements across each segment. We anticipate 2016 capital expenditures to be in the $6,000—$8,000 range. Other investing activities related to cash proceeds of $5,339 from the sale of assets. The sale of the Tucson, AZ concrete tie facility contributed $2,750 of the total proceeds.

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

Investing activities during 2013 related to the $37,500 acquisition of Ball Winch as well as capital expenditures of $9,674 related to improvements to our machinery and equipment across each segment, leasehold improvements, and plant upgrades at our Birmingham, AL facility.

Cash Flow from Financing Activities

During the year ended December 31, 2015, the Company had an increase in outstanding debt of $142,326 primarily related to drawings against the revolving credit facility to fund domestic acquisition activity. During 2015, the Company purchased 80,512 shares of common stock for $1,587 under our existing share repurchase authorization. Additionally, the Company withheld 25,340 shares for approximately $1,114 during 2015. These shares were withheld from employees to pay their withholding taxes in connection with the exercise and/or vesting of options and restricted stock awards. Cash outflows related to dividends during 2015 were $1,656.

The primary financing activity during 2014 related to the receipt of proceeds from our revolving credit facility of $24,200. Additionally, we paid dividends of $0.04 per share during the fourth quarter of 2014 and $0.03 per share during each of the prior three quarters of 2014. During 2013, we paid quarterly dividends of $0.03 per share. We did not purchase any common shares of the Company under the share repurchase authorization in 2014 or 2013, however, the Company withheld 21,676 and 16,166 shares to pay employee withholding taxes in connection with the vesting of restricted stock awards for approximately $985 and $708, respectively.

Financial Condition

The Company generated $56,172 from cash flows from operations during 2015 that was utilized to fund capital expenditures and make payments against our revolving credit facility. At December 31, 2015, we had $33,312 in cash and cash equivalents and credit facilities with $171,668 of availability. We believe this liquidity will provide the flexibility to operate the business in a prudent manner and weather a continued downturn in our markets.

Approximately $29,700 of our cash and cash equivalents was held in non-domestic bank accounts, and is not available to fund domestic operations unless repatriated. It is management’s intent to indefinitely reinvest such funds outside of the United States. During 2015, the Company utilized non-domestic funds totaling $28,597 for the acquisitions of Tew and Tew Plus.

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

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps will become effective in February 2017 at which point it will effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract.

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

As of December 31, 2015, the Company was in compliance with the Amended Credit Agreement’s covenants. The agreement matures on March 13, 2020.

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

Tabular Disclosure of Contractual Obligations

A summary of the Company’s required payments under financial instruments and other commitments at December 31, 2015 are presented in the following table:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Cash Obligations
Revolving credit facility (1)	$165,000	$—	$—	$165,000	$—
Interest	15,477	3,593	7,616	4,268	—
Other debt	3,754	1,335	1,679	740	—
Pension plan contributions	271	271	—	—	—
Operating leases	20,128	4,310	6,109	3,109	6,600
Purchase obligations not reflected in the financial statements	40,698	40,698	—	—	—

Total contractual cash obligations	$245,328	$50,207	$15,404	$173,117	$6,600

Other Financial Commitments
Standby letters of credit	$526	$526	$—	$—	$—

(1)	Repayments of outstanding loan balances are disclosed in Note 10 of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this report.

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

Backlog

Although backlog is not necessarily indicative of future operating results, the following table provides the backlog by business segment:

	Backlog
	December 31, 2015	December 31, 2014	December 31, 2013
Rail Products and Services	$85,199	$104,821	$121,853
Construction Products	45,371	65,843	53,483
Tubular and Energy Services	34,137	13,686	7,775

Total Backlog	$164,707	$184,350	$183,111

Backlog from acquired businesses represents approximately 8% of the Company’s total unfilled customer orders at December 31, 2015. While a considerable portion of our business is backlog driven, certain businesses, including the IOS acquisition in March 2015 and the Rail Technologies business, are not driven by backlog and therefore have insignificant levels throughout the year.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the Company’s specific circumstance. Application of these accounting principles requires management to make estimates that affect the reported amount of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. The following critical accounting policies relate to the Company’s more significant judgments and estimates used in the preparation of its consolidated financial statements. There can be no assurance that actual results will not differ from those estimates. For a summary of our significant accounting policies, including those discussed below, see Part II, Item 8, Note 1 to the Consolidated Financial Statements.

Revenue Recognition — The Company’s revenues are comprised of product and service sales as well as products and services provided under long-term contracts. For product and service sales, the Company recognizes revenue when the following criteria have been satisfied; persuasive evidence of a sales arrangement exists, product delivery and transfer of title to the customer has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Generally, product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location. Revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are included in cost of goods sold.

Revenues for products under long-term contracts are recognized using the percentage-of-completion method. Sales and gross profit are recognized as work is performed based upon the proportion of actual costs incurred to estimated total project costs. Sales and gross profit are adjusted prospectively for revisions in estimated total project costs and contract values. For certain products, the percentage-of-completion is based upon actual labor costs as a percentage of estimated total labor costs. At the time a loss contract becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statement of Operations.

Revenue recognition involves judgments, including assessments of expected returns, the likelihood of nonpayment, and estimates of expected costs and profits on long-term contracts. In determining when to recognize revenue, we analyze various factors, including the specifics of the transaction, historical experience, creditworthiness of the customer, and current market and economic conditions. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

Business Combinations, Goodwill, and Intangible Assets — We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire a business is allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to: future expected cash flows from customer relationships, the acquired company’s trade name and trademarks as well as assumptions about the period of time the acquired trade name and trademarks will continue to be used in the combined company’s product portfolio, future expected cash flows from developed technology and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results.

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

Goodwill is required to be tested for impairment at least annually. The Company performs its annual impairment test as of October 1st or more frequently when indicators of impairment are present. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss equal to the excess is recorded as a component of operations. The Company uses a combination of a discounted cash flow model (“DCF model”) and a market approach to determine the current fair value of the reporting unit. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market share, sales volume and pricing, costs to produce, and working capital changes. In times of adverse economic conditions in the global economy, the Company’s long-term cash flow projections are subject to a greater degree of uncertainty than usual. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ, and we could be required to record impairment charges.

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

The Company recorded impairment charges of $80,337 ($63,887 net of taxes) during 2015 related to the acquisitions of IOS in March 2015 and Chemtec in December 2014. There were no goodwill impairments recorded during December 31, 2014 and 2013. Additional information concerning the impairments is set forth in Part II, Item 8, Note 4 to the financial statements included herein, which is incorporated by reference into this Item 7.

Intangible Assets, Long-Lived Assets, and Investments — The Company is required to test for asset impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The applicable guidance for assets held for uses requires that, if the sum of the future expected cash flows associated with an asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset. For assets held for sale, to the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. The accounting estimate related to asset impairment is highly susceptible to change from period to period because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years. These assumptions impact the amount of an impairment, which would have an impact on the Consolidated Statements of Operations.

The fair value of the Company’s equity investments is dependent on the performance of the investee companies as well as volatility inherent in the external markets for these investments. In assessing potential impairment of these investments, we consider these factors as well as the forecasted financial performance of the investees. If these forecasts are not met and indicate an other-than-temporary decline in value, impairment charges may be required.

There were no material impairments of intangible assets, long-lived assets, or investments for the years ended December 31, 2015, 2014, or 2013.

Product Warranty — The Company maintains a current warranty for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales. For long-term construction projects, a product warranty accrual is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or reso-

lution of known individual product warranty claims. The underlying assumptions used to calculate the product warranty accrual can change from period to period and are dependent upon estimates of the amount and cost of future product repairs or replacements.

At December 31, 2015 and 2014, the product warranty reserve was $8,755 and $11,500, respectively. During the years ended December 31, 2015, 2014, and 2013, the Company recorded product warranty expense of $972, $10,957, and $1,695, respectively. For additional information regarding the Company’s product warranty, refer to Part II, Item 8, Note 19 to the Consolidated Financial Statements, “Commitments and Contingent Liabilities” included herein.

Contingencies and Litigation — The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and also affect the amounts of revenues and expenses reported for each period.

In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company. When a probable, estimable exposure exists, the Company accrues an estimate of the probable costs for the resolution of these matters. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations could be materially affected by changes in our assumptions or the outcome of these proceedings.

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

Refer to Part II, Item 8, Note 19 to the Consolidated Financial Statements, “Commitments and Contingent Liabilities,” for additional information regarding the Company’s commitments and contingent liabilities.

Pension Plans — The calculation of the Company’s net periodic benefit cost (pension expense) and benefit obligation (pension liability) associated with its defined benefit pension plans (pension plans) requires the use of a number of assumptions that the Company deems to be critical accounting estimates. Changes in these assumptions can result in a different pension expense and liability amounts, and future actual experience can differ significantly from the assumptions. In 2015, the Company adjusted its mortality assumption to the Society of Actuaries RP-2015 mortality tables.

Two critical assumptions impacting the Company’s pension obligation are the expected long-term rate of return on plan assets and the assumed discount rate. The expected long-term rate of return reflects the average rate of earnings expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the plan’s investment mix and the forecasted rates of return on these types of securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized actuarial gains or losses are amortized in accordance with applicable accounting guidance.

The weighted average expected long-term rate of return determined by the Company for its 2015 domestic pension was 5.50% and the expected long-term rate of return for 2016 will be 5.20%. The weighted average expected long-term rate of return determined by the Company for its 2015 U.K. pension was 5.00% and the expected long-term rate of return for 2016 will be 5.21%. Pension expense increases as the expected long-term rate of return decreases. The long-term rates of return are reflective of the investment strategies of the underlying pension plan.

The assumed discount rate reflects the current rate at which the pension benefits could effectively be settled. In estimating that rate, applicable guidance requires the Company to utilize rates of return on high quality, fixed income investments. The Company’s pension liability increases as the discount rate is reduced. Therefore, a decline in the assumed discount rate has the effect of increasing the Company’s pension obligation and future pension expense. The weighted average assumed discount rate used by the Company was 4.30% and 4.00%, respectively, as of December 31, 2015 and 2014 for its domestic pension plans. The weighted average assumed discount rate used by the Company was 4.00% and 3.60%, as of December 31, 2015 and 2014 for its U.K. pension plan. For additional information regarding the Company’s pension obligations, refer to Part II, Item 8, Note 16 to the Consolidated Financial Statements, “Retirement Plans,” included herein.

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

The Company’s income tax rate is significantly affected by the tax rate on global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. At this time, we do not intend to repatriate any foreign earnings to fund U.S. operations. Should we decide to repatriate the foreign earnings, the Company would have to accrue income and withholding taxes in the period in which it is determined that the earnings will no longer be indefinitely invested outside the United States.

Refer to Part II, Item 8, Note 14, “Income Taxes,” included herein for additional information regarding the Company’s deferred tax assets. The Company’s ability to realize these tax benefits may affect the Company’s reported income tax expense and net income.

New Accounting Pronouncements — See Part II, Item 8, Note 1 to the Consolidated Financial Statements for information regarding new accounting pronouncements.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

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

During the year ended December 31, 2015, the Company entered into three forward starting LIBOR-based interest rate swap agreements with notional values totaling $50,000. At December 31, 2015, the Company recorded a long-term liability of $196 related to the swap agreements. The Company did not have any interest rate derivatives at December 31, 2014 or 2013.

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company may manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the three-year period ended December 31, 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of L.B. Foster Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of L.B. Foster Company and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L.B. Foster Company and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), L.B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2016, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 1, 2016

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

(In thousands, except share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$33,312	$52,024
Accounts receivable — net	78,487	90,178
Inventories — net	96,396	95,089
Prepaid income tax	1,131	2,790
Other current assets	5,148	4,101

Total current assets	214,474	244,182
Property, plant, and equipment — net	126,745	74,802
Other assets:
Goodwill	81,752	82,949
Other intangibles — net	134,927	82,134
Deferred tax assets	226	93
Investments	5,321	5,824
Other assets	3,215	1,733

Total assets	$566,660	$491,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,804	$67,166
Deferred revenue	6,934	8,034
Accrued payroll and employee benefits	10,255	13,419
Accrued warranty	8,755	11,500
Current maturities of long-term debt	1,335	676
Other accrued liabilities	8,563	7,899

Total current liabilities	91,646	108,694
Long-term debt	167,419	25,752
Deferred tax liabilities	8,926	7,618
Other long-term liabilities	15,837	13,765
Stockholders’ equity:
Common stock, par value $.01, authorized 20,000,000 shares; shares issued at December 31, 2015 and December 31, 2014, 11,115,779; shares outstanding at December 31, 2015 and December 31, 2014, 10,221,006 and 10,242,405, respectively	111	111
Paid-in capital	46,681	48,115
Retained earnings	276,571	322,672
Treasury stock — at cost, common stock, shares at December 31, 2015 and December 31, 2014, 894,773 and 873,374, respectively	(22,591)	(23,118)
Accumulated other comprehensive loss	(17,940)	(11,892)

Total stockholders’ equity	282,832	335,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$566,660	$491,717

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THE THREE YEARS ENDED DECEMBER 31,

(In thousands, except share data)

	2015	2014	2013
Sales of goods	$537,214	$561,899	$559,846
Sales of services	87,309	45,293	38,117

Total sales	624,523	607,192	597,963
Cost of goods sold	420,169	449,964	458,043
Cost of services sold	70,701	35,637	23,981

Total cost of sales	490,870	485,601	482,024

Gross profit	133,653	121,591	115,939

Selling and administrative expenses	92,648	79,814	71,256
Amortization expense	12,245	4,695	3,112
Impairment of goodwill	80,337	—	—
Interest expense	4,378	512	485
Interest income	(206)	(530)	(659)
Equity in loss (income) of nonconsolidated investments	413	(1,282)	(1,316)
Other income	(5,585)	(678)	(1,077)

	184,230	82,531	71,801

(Loss) Income before income taxes	(50,577)	39,060	44,138
Income tax (benefit) expense	(6,132)	13,404	14,848

Net (loss) income	$(44,445)	$25,656	$29,290

Basic (loss) earnings per common share	$(4.33)	$2.51	$2.88

Diluted (loss) earnings per common share	$(4.33)	$2.48	$2.85

Dividends paid per common share	$0.16	$0.13	$0.12

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

THE THREE YEARS ENDED DECEMBER 31,

(In thousands)

	2015	2014	2013
Net (loss) income	$(44,445)	$25,656	$29,290

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(6,947)	(4,863)	(3,475)
Unrealized loss on cash flow hedges, net of tax benefit of $76	(121)	—	—
Pension and post-retirement benefit plans, net of tax expense (benefit): $208, ($1,383), and $1,199	631	(2,631)	2,258
Reclassification of pension liability adjustments to earnings, net of tax expense of $160, $63 and $134 *	389	185	303

Other comprehensive loss, net of tax	(6,048)	(7,309)	(914)

Comprehensive (loss) income	$(50,493)	$18,347	$28,376

*	Reclassifications out of accumulated other comprehensive income for pension obligations are charged to selling and administrative expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THE THREE YEARS ENDED DECEMBER 31,

(In thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(44,445)	$25,656	$29,290
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Deferred income taxes	(14,582)	(2,914)	3,244
Depreciation	14,429	7,882	6,890
Amortization	12,245	4,695	3,112
Impairment of goodwill	80,337	—	—
Equity loss (income) and remeasurement gain	(167)	(1,282)	(1,316)
(Gain) loss on sales and disposals of property, plant, and equipment	(2,064)	21	127
Share-based compensation	1,471	3,007	2,156
Excess income tax benefit from share-based compensation	(253)	(336)	(203)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	31,223	15,311	(36,782)
Inventories	4,331	(9,872)	29,919
Other current assets	3,248	(1,004)	(310)
Prepaid income tax	1,134	2,530	(6,882)
Other noncurrent assets	(909)	(386)	264
Dividends from LB Pipe & Coupling Products, LLC	90	630	558
Accounts payable	(17,204)	16,285	(5,206)
Deferred revenue	(2,279)	591	(1,805)
Accrued payroll and employee benefits	(5,136)	2,542	(608)
Other current liabilities	(4,189)	2,732	(7,561)
Other liabilities	(1,108)	651	(732)

Net cash provided by operating activities	56,172	66,739	14,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	5,339	184	—
Capital expenditures on property, plant, and equipment	(14,913)	(17,056)	(9,674)
Acquisitions, net of cash acquired	(196,001)	(80,797)	(37,500)
Capital contributions to equity method investments	—	(82)	—

Net cash used by investing activities	(205,575)	(97,751)	(47,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(161,068)	(125)	(6)
Proceeds from debt	301,063	24,516	—
Proceeds from exercise of stock options and stock awards	68	131	35
Financing fees	(1,670)	(473)	—
Treasury stock acquisitions	(2,701)	(985)	(708)
Cash dividends on common stock paid to shareholders	(1,656)	(1,345)	(1,240)
Excess income tax benefit from share-based compensation	253	336	203

Net cash provided (used) by financing activities	134,289	22,055	(1,716)

Effect of exchange rate changes on cash and cash equivalents	(3,598)	(3,642)	(2,106)
Net decrease in cash and cash equivalents	(18,712)	(12,599)	(36,841)
Cash and cash equivalents at beginning of period	52,024	64,623	101,464

Cash and cash equivalents at end of period	$33,312	$52,024	$64,623

Supplemental disclosure of cash flow information:
Interest paid	$3,674	$362	$330

Income taxes paid	$7,835	$14,617	$18,697

Capital expenditures funded through financing agreements	$288	$1,981	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2015

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	(In thousands, except share data)
Balance, January 1, 2013	$111	$46,290	$270,311	$(25,468)	$(3,669)	$287,575

Net income			29,290			29,290
Other comprehensive loss, net of tax:
Pension liability adjustment					2,561	2,561
Foreign currency translation adjustment					(3,475)	(3,475)
Issuance of 39,123 common shares,net of shares withheld for taxes		(1,410)		737		(673)
Stock based compensation and related excess tax benefit		2,359				2,359
Cash dividends on common stock paid to shareholders			(1,240)			(1,240)

Balance, December 31, 2013	111	47,239	298,361	(24,731)	(4,583)	316,397

Net income			25,656			25,656
Other comprehensive loss, net of tax:
Pension liability adjustment					(2,446)	(2,446)
Foreign currency translation adjustment					(4,863)	(4,863)
Issuance of 53,884 common shares, net of shares withheld for taxes		(2,467)		1,613		(854)
Stock based compensation and related excess tax benefit		3,343				3,343
Cash dividends on common stock paid to shareholders			(1,345)			(1,345)

Balance, December 31, 2014	111	48,115	322,672	(23,118)	(11,892)	335,888

Net loss			(44,445)			(44,445)
Other comprehensive loss, net of tax:
Pension liability adjustment					1,020	1,020
Foreign currency translation adjustment					(6,947)	(6,947)
Unrealized derivative loss on cash flow hedges					(121)	(121)
Purchase of 80,512 common shares for treasury				(1,587)		(1,587)
Issuance of 59,113 common shares, net of shares withheld for taxes		(3,158)		2,114		(1,044)
Stock based compensation and related excess tax benefit		1,724				1,724
Cash dividends on common stock paid to shareholders			(1,656)			(1,656)

Balance, December 31, 2015	$111	$46,681	$276,571	$(22,591)	$(17,940)	$282,832

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data unless otherwise noted)

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

Cash and cash equivalents

The Company considers cash and other instruments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company invests available funds in a manner to maximize returns, preserve investment principal, and maintain liquidity while seeking the highest yield available.

Cash and cash equivalents held in non-domestic accounts was approximately $29,700 and $49,233 at December 31, 2015 and 2014, respectively. Included in non-domestic cash equivalents are investments in bank term deposits of approximately $1,939 and $25 at December 31, 2015 and 2014, respectively. The carrying amounts approximated fair value because of the short maturity of the instruments.

Inventories

Certain inventories are valued at the lower of the last-in, first-out (“LIFO”) cost or market. Approximately 43% in 2015 and 44% in 2014, of the Company’s inventory is valued at average cost or market, whichever is lower. Slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, and the age of the inventory.

Property, plant, and equipment

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of 5 to 40 years for buildings and 2 to 10 years for machinery and equipment. Leasehold improvements are amortized over 3 to 13 years, which represent the lives of the respective leases or the lives of the improvements, whichever is shorter. Depreciation expense is recorded within “cost of sales” and “selling and administrative” expenses based upon the particular asset’s use. The Company reviews a long-lived asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no material asset impairments recorded for the years ended December 31, 2015, 2014, or 2013.

Maintenance, repairs, and minor renewals are charged to operations as incurred. Major renewals and betterments that substantially extend the useful life of the property are capitalized at cost. Upon sale or other disposition of assets, the costs and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

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

Goodwill and other intangible assets

Goodwill is tested annually for impairment or more often if there are indicators of impairment. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss equal to the excess is recorded as a component of operations. The Company performs its annual impairment tests as of October 1st.

During 2015, the Company identified certain triggering events that indicated an interim impairment test was required. As a result of the interim assessment as of September 1, 2015, the Company recorded impairment charges of $80,337 ($63,887 net of taxes) during 2015 related to the acquisitions of IOS and Chemtec. The measurement of goodwill impairment is a Level 3 fair value measurement, as the primary assumptions, including estimates of future revenue growth, gross margin, and EBITDA margin, are not market observable and require management to make judgements regarding future outcomes. Additional information concerning the impairments is set forth in Note 4 to the financial statements. No additional charges were recorded as a result of the 2015 annual impairment test. No goodwill impairment was recognized during 2014 or 2013.

The Company has no indefinite-lived intangible assets. The Company reviews a long-lived intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. All intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 14 years, at December 31, 2015. See Note 4 for additional information including regarding the Company’s other intangible assets.

Environmental remediation and compliance

Environmental remediation costs are accrued when the liability is probable and costs are estimable. Environmental compliance costs, which principally include the disposal of waste generated by routine operations, are expensed as incurred. Capitalized environmental costs, when appropriate, are depreciated over their useful life. Reserves are not reduced by potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties or as amounts are received. Reserves are periodically reviewed throughout the year and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations. See Note 19, “Commitments and Contingent Liabilities,” for additional information regarding the Company’s outstanding environmental and litigation reserves.

Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted average of common shares outstanding during the year. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and restricted stock utilizing the treasury stock method.

Revenue recognition

The Company’s revenues are comprised of product and service sales as well as products and services provided under long-term contracts. For product and service sales, the Company recognizes revenue when the following criteria have been satisfied; persuasive evidence of a sales arrangement exists, product delivery and transfer of title to the customer has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Generally, product title passes to the customer upon shipment. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location. Revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are included in cost of goods sold.

Revenues for products and services under long-term contracts are recognized using the percentage-of-completion method. Sales and gross profit are recognized as work is performed based upon the proportion of actual costs incurred to estimated total project costs. Sales and gross profit are adjusted prospectively for revisions in estimated total project costs and contract values. For certain products and services, the percentage of completion is based upon actual labor costs as a percentage of estimated total labor costs. At the time a loss contract becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statement of Operations.

Revenue recognition involves judgments, including assessments of expected returns, the likelihood of nonpayment, and estimates of expected costs and profits on long-term contracts. In determining when to recognize revenue, we analyze various factors, including the specifics of the transaction, historical experience, creditworthiness of the customer, and current market and economic conditions. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

Costs in excess of billings are classified as work-in-process inventory. Projects with billings in excess of costs are recorded within deferred revenue.

Deferred revenue

Deferred revenue consists of customer payments received for which the revenue recognition criteria have not yet been met as well as billings in excess of costs on percentage of completion projects. Advanced payments from customers typically relate to contracts with respect to which the Company has significantly fulfilled its obligations, but due to the Company’s continuing involvement with the project, revenue is precluded from being recognized until title, ownership, and risk of loss have passed to the customer.

Fair value of financial instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, accounts payable, interest rate swap agreements, and debt.

The carrying amounts of the Company’s financial instruments at December 31, 2015 and 2014 approximate fair value. See Note 18, “Fair Value Measurements,” for additional information.

Stock-based compensation

The Company applies the provisions of FASB ASC 718, “Compensation — Stock Compensation,” to account for the Company’s share-based compensation. Under the guidance, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. See Note 15, “Stare-based Compensation,” for additional information.

Product warranty

The Company maintains a current warranty liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales based upon historical experience. For long-lived construction products, a warranty is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims or due to changes in the Company’s historical warranty experience. At December 31, 2015 and 2014, the product warranty reserve was $8,755 and $11,500, respectively. See Note 19, “Commitments and Contingencies” for additional information regarding the product warranty.

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

The Company makes judgments regarding the recognition of deferred tax assets and the future realization of these assets. As prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes” and applicable guidance, valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood more than 50%) that some portion or all of the deferred tax assets will not be realized. The guidance requires the Company to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. Determination of whether the positive evidence outweighs the negative evidence and quantification of the valuation allowance requires the Company to make estimates and judgments of future financial results.

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

Foreign currency translation

The assets and liabilities of our foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted-average rates of exchange during the year. The translation adjustment is accumulated as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in determining net income. Included in net income for the years ended December 31, 2015, 2014, and 2013 were foreign currency transaction gains of approximately $1,616, $422, and $433, respectively.

Research and development

The Company expenses research and development costs as costs are incurred. For the years ended December 31, 2015, 2014, and 2013, research and development expenses were $3,937, $3,096, and $3,154, respectively, and were principally related to the Company’s friction management and railroad monitoring system products.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes principally to conform to the presentation in the current year period. These reclassifications include separately presenting sales of services and cost of services sold to reflect the Company’s increased service offerings attributable to the recent acquisitions disclosed in Note 3 and a change in GAAP, as further described below.

Recently issued accounting guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating its implementation approach and assessing the impact of ASU 2014-09 on our financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a significant impact on our financial position or results of operations.

Recently adopted accounting guidance

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Debt issuance costs related to line of credit arrangements may continue to be reflected as an asset. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The standard is effective for financial statements issued for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The Company early adopted the new guidance in the fourth quarter of 2015 and there was no impact to the consolidated financial statements from the adoption of this guidance.

In September 2015, the FASB issued ASU No. 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2016. The Company early adopted the new guidance in the fourth quarter of 2015 and there was no impact to the consolidated financial statements from the adoption of this guidance.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This new guidance requires businesses to classify deferred tax liabilities and assets on their balance sheets as noncurrent. Under existing accounting, a business must separate deferred income tax liabilities and assets into current and noncurrent. ASU 2015-17 was issued as a way to simplify the way businesses classify deferred tax liabilities and assets on their balance sheets. Public companies must apply ASU 2015-17 to fiscal years beginning after December 15, 2016. Companies must follow the requirements for interim periods within those fiscal years, but early adoption at the beginning of an interim or annual period is allowed for all entities. The Company adopted this guidance during the fourth quarter of 2015 on a retrospective basis, which resulted in the reclassification of $3,497 current deferred tax assets and $77 current deferred tax liabilities to non-current as of December 31, 2014.

Note 2.

Business Segments

The Company is a leading manufacturer, fabricator, and distributor of products and services for rail, construction, energy, and utility markets. The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. Each segment represents a revenue-producing component of the Company for which separate financial information is produced internally that is subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources. Each segment is evaluated based upon their segment profit contribution to the Company’s consolidated results.

As a result of recently completed acquisitions, during the first quarter of 2015, the Company renamed the Rail Products and Tubular Products business segments to be Rail Products and Services and Tubular and Energy Services, respectively. The name changes principally reflect the additional businesses conducted by those segments as a result of acquisitions that have enhanced our product and service offerings within the rail and energy markets. Excluding the addition of current year acquisitions, there were no changes to the divisions that have been aggregated within the segments nor were there changes to the historical reportable segment results.

The Company markets its products directly in all major industrial areas of the United States, Canada, and Europe, primarily through an internal sales force.

The Company’s Rail Products and Services segment provides a full line of new and used rail, trackwork, and accessories to railroads, mines, and other customers in the rail industry. The Rail segment also designs and produces insulated rail joints, power rail, track fasteners, concrete railroad ties, coverboards, and special accessories for mass transit and other rail systems. In addition, the Rail Products and Services segment engineers, manufactures, and assembles friction management products and railway wayside data collection and management systems.

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

The Company’s Tubular and Energy Services segment provides pipe coatings for natural gas pipelines and utilities, upstream test and inspection services, precision measurement systems for the oil and gas market, and produces threaded pipe products for the oil and gas markets as well as industrial water well and irrigation markets.

The following table illustrates net sales, profit (loss), assets, depreciation/amortization, and expenditures for long-lived assets of the Company by segment for the years ended or at December 31, 2015, 2014, and 2013. Segment profit is the earnings from operations before income taxes and includes internal cost of capital charges for net assets used in the segment at a rate of generally 1% per month excluding recently acquired businesses. The internal cost of capital charges are eliminated during the consolidation process. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a First-In, First-Out (“FIFO”) basis at the segment level compared to a Last-In, First-Out (“LIFO”) basis at the consolidated level.

	2015
	Net Sales	Segment Profit (Loss)		Segment Assets	Depreciation/ Amortization	Expenditures for Long-Lived Assets
Rail Products and Services	$328,982	$27,037		$241,222	$8,098	$4,273
Construction Products	176,394	12,958		86,335	2,720	1,260
Tubular and Energy Services	119,147	(81,344	)*	216,715	14,857	4,303

Total	$624,523	$(41,349)		$544,272	$25,675	$9,836

	2014
	Net Sales	Segment Profit	Segment Assets	Depreciation/ Amortization	Expenditures for Long-Lived Assets
Rail Products and Services	$374,615	$30,093	$239,951	$6,153	$5,115
Construction Products	178,847	13,106	102,978	2,232	3,343
Tubular and Energy Services	53,730	5,350	130,289	3,208	6,988

Total	$607,192	$48,549	$473,218	$11,593	$15,446

	2013
	Net Sales	Segment Profit	Segment Assets	Depreciation/ Amortization	Expenditures for Long-Lived Assets
Rail Products and Services	$363,667	$28,692	$252,049	$6,505	$3,383
Construction Products	191,751	10,206	77,900	1,758	1,805
Tubular and Energy Services	42,545	9,208	51,497	1,054	2,460

Total	$597,963	$48,106	$381,446	$9,317	$7,648

*	- Segment loss includes impairment of goodwill as further described in Note 4.

During 2015, 2014, and 2013, no single customer accounted for more than 10% of the Company’s consolidated net sales. Sales between segments are immaterial.

Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets to the Company’s consolidated totals are illustrated as follows for the years ended and as of December 31:

	2015	2014	2013
(Loss) income from Operations:
Total for reportable segments	$(41,349)	$48,549	$48,106
Adjustment of inventory to LIFO	2,468	738	37
Unallocated interest income	206	530	659
Unallocated equity in (loss) income of nonconsolidated investments	(413)	1,282	1,316
Unallocated corporate amounts	(11,489)	(12,039)	(5,980)

(Loss) income from operations, before income taxes	$(50,577)	$39,060	$44,138

Assets:
Total for reportable segments	$544,272	$473,218	$381,446
Unallocated corporate assets	28,209	26,788	40,774
LIFO	(5,821)	(8,289)	(9,027)

Total assets	$566,660	$491,717	$413,193

Depreciation/Amortization:
Total for reportable segments	$25,675	$11,593	$9,317
Other	999	984	685

Total	$26,674	$12,577	$10,002

Expenditures for Long-Lived Assets:
Total for reportable segments	$9,836	$15,446	$7,648
Expenditures funded through financing agreements	288	1,981	—
Other expenditures	5,077	1,610	2,026

Total	$15,201	$19,037	$9,674

The following table summarizes the Company’s sales by major geographic region in which the Company has operations for the years ended December 31:

	2015	2014	2013
United States	$522,404	$498,025	$495,710
Canada	40,545	39,375	37,290
United Kingdom	26,817	22,625	16,548
Other	34,757	47,167	48,415

	$624,523	$607,192	$597,963

The following table summarizes the Company’s long-lived assets by geographic region at December 31:

	2015	2014	2013
United States	$118,053	$66,905	$40,717
Canada	6,186	7,440	8,833
Other	2,506	457	559

	$126,745	$74,802	$50,109

The following table summarizes the Company’s sales by major product line:

	2015	2014	2013
Rail distribution products	$126,277	$139,529	$144,911
Rail Technologies products	98,237	109,053	88,670
Piling products	94,853	111,182	140,302
Concrete products	52,044	36,396	32,969
Test and inspection services	35,906	—	—
CXT concrete tie products	35,740	52,562	44,108
Allegheny Rail Products	35,155	45,008	36,666
Other products	146,311	113,462	110,337

	$624,523	$607,192	$597,963

Note 3.

Acquisitions

TEW Plus, LTD

On November 23, 2015, the Company acquired the 75% balance of the remaining shares of TEW Plus, LTD (“Tew Plus”) for $2,130, net of cash acquired. Headquartered in Nottingham, UK, Tew Plus provides telecommunications and security systems to the railway and commercial markets. Their offerings include full installation services including: design, project management, survey, and commissioning along with future maintenance. The results of Tew Plus’ operations are included within the Rail Products and Services segment from the date of acquisition.

Inspection Oilfield Services

On March 13, 2015, the Company acquired IOS Holdings, Inc. (“IOS”) for $167,404, net of cash acquired and a net working capital receivable adjustment of $2,363. The purchase agreement includes an earn-out provision for the seller to generate an additional $60,000 of proceeds upon achieving certain levels of EBITDA during the three year period beginning on January 1, 2015. The Company has not accrued an estimated earn-out obligation based upon a probability weighted valuation model of the projected EBITDA results, which indicates that the minimum target will not be achieved. Approximately $7,600 of the purchase price relates to amounts held in escrow to satisfy potential indemnity claims made under the purchase agreement. Headquartered in Houston, TX,

IOS is a leading independent provider of tubular management services with operations in every significant oil and gas producing region in the continental United States. The acquisition is included within our Tubular and Energy Services segment from the date of acquisition. See Note 4 with respect to an impairment of the goodwill related to this acquisition.

TEW Holdings, LTD

On January 13, 2015, the Company acquired TEW Holdings, LTD (“Tew”) for $26,467, net of cash acquired, working capital, and net debt adjustments totaling $4,200. The purchase price includes approximately $600 which is held in escrow to satisfy potential indemnity claims made under the purchase agreement. Headquartered in Nottingham, UK, Tew provides application engineering solutions primarily to the rail market and other major industries. The results of Tew’s operations are included within the Rail Products and Services segment from the date of acquisition.

Chemtec Energy Services, L.L.C.

On December 30, 2014, the Company acquired Chemtec Energy Services, L.L.C. (“Chemtec”) for $66,719, net of cash received, which is inclusive of $1,867 related to working capital adjustments. The cash payment included $5,000 which is held in escrow to satisfy potential indemnity claims made under the purchase agreement. Headquartered in Willis, TX, Chemtec is a domestic manufacturer and turnkey provider of blending, injection, and metering equipment for the oil and gas industry. The acquired business is included within our Tubular and Energy Services segment. See Note 4 with respect to an impairment of the goodwill related to this acquisition.

FWO

On October 29, 2014, the Company acquired FWO, a business of Balfour Beatty Rail GmbH for $1,103, inclusive of a $161 post-closing working capital receivable adjustment. Headquartered in Germany, FWO is engaged in the electronic track lubrication and maintenance business and has been included in our Rail Products and Services segment.

Carr Concrete

On July 7, 2014, the Company acquired Carr Concrete Corporation (“Carr”) for $12,480, inclusive of a $189 post-closing purchase price adjustment. Carr is a provider of pre-stressed and precast specialty concrete products located in Waverly, WV. Included within the purchase price is $1,000 which is held in escrow to satisfy potential indemnity claims made under the purchase agreement. The results of Carr’s operations are included in our Construction Products segment.

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

The Company incurred $760 and $2,240 of acquisition-related costs which are included in the results of operations within selling and administrative costs for the years ended December 31, 2015 and 2014.

The following unaudited pro forma consolidated income statement presents the Company’s results as if the acquisitions of IOS, Tew, and Chemtec had occurred on January 1, 2014. The 2015 pro forma results include the impact of the current year impairment of goodwill as further described in Note 4.

	Twelve months ended December, 31
	2015	2014
Net sales	$640,596	$806,384
Gross profit	138,123	183,163
Net (loss) income	(44,399)	41,745
Diluted (loss) earnings per share
As Reported	$(4.33)	$2.48
Pro forma	$(4.32)	$4.04

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Allocation of Purchase Price	November 23, 2015 - Tew Plus	March 13, 2015 - IOS		January 13, 2015 - Tew	December 30, 2014 - Chemtec		October 29, 2014 - FWO	July 7, 2014 - Carr
Current assets	$4,420	$19,877		$12,125	$15,528		$131	$3,180
Other assets	—	708		—	—		—	45
Property, plant, and equipment	47	51,453		2,398	4,705		—	7,648
Goodwill	822	69,908	*	8,772	22,302	*	971	1,936
Other intangibles	1,074	50,354		14,048	33,130		419	1,348
Liabilities assumed	(3,597)	(23,596)		(6,465)	(6,756)		(418)	(1,677)

Total	$2,766	$168,704		$30,878	$68,909		$1,103	$12,480

*	- See Note 4 with respect to an impairment of the goodwill related to this acquisition.

The following table summarizes the estimates of the fair values and amortizable lives of the identifiable intangible assets acquired:

Intangible Asset	November 23, 2015 - Tew Plus	March 13, 2015 - IOS	January 13, 2015 - Tew	December 30, 2014 - Chemtec	October 29, 2014 - FWO	July 7, 2014 - Carr
Trade name	$—	$2,641	$870	$3,149	$—	$613
Customer relationships	817	41,171	10,035	23,934	34	524
Technology	203	4,364	2,480	4,930	341	87
Non-competition agreements	54	2,178	663	1,117	44	124

Total identified intangible assets	$1,074	$50,354	$14,048	$33,130	$419	$1,348

The purchase price allocation for Tew Plus is based on a preliminary valuation. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement recognized for assets or liabilities assumed, the Company will recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.

Note 4.

Goodwill and Other Intangible Assets

The following table represents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance at December 31, 2014	$38,956	$5,147	$38,846	$82,949
Acquisitions	9,594	—	69,908	79,502
Foreign currency translation impact	(362)	—	—	(362)
Impairment charges	—	—	(80,337)	(80,337)

Balance at December 31, 2015	$48,188	$5,147	$28,417	$81,752

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. During the third quarter of 2015, the Company’s IOS and Chemtec reporting units underperformed against their projections and revised their forecasts downward. Additionally, in August 2015, the Company revised its full year outlook as a result of trends in the energy market as well as the loss of sales to Union Pacific Railroad (“UPRR”). The impact of these factors led to a decline in the Company’s market capitalization which fell below the shareholder’s equity value. The Company concluded that the aggregation of these events were indications of potential impairments.

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

The results of the test indicated that the IOS and Chemtec reporting units’ respective fair values were less than their carrying values. The fair values of all other reporting units that maintain goodwill exceeded their respective carrying values and were not at risk of impairment. As a result of the impact of the downturn within the energy markets on both reporting units, the expectations of a prolonged period before recovery, and the reduction in active U.S. land oil rig count, which specifically impacted the IOS reporting unit, the near term projections of these reporting units have deteriorated and the expected future growth of each of these reporting units was insufficient to support the carrying values.

The Company compared the implied fair values of the IOS and Chemtec goodwill amounts to the carrying amounts of that goodwill. The fair values of the IOS and Chemtec reporting units were allocated to all of the assets and liabilities of the respective reporting unit as if IOS and Chemtec had been acquired in business combinations as of the test date and the fair value was the purchase price paid to acquire each reporting unit. As a result of this valuation, it was determined that the carrying amounts of IOS’s and Chemtec’s goodwill exceeded the implied fair values of that goodwill. The Company recognized a non-cash goodwill impairment charge of $80,337 ($63,887 net of taxes) to write down the carrying values to the implied fair values, of which $69,908 represents the full carrying value of goodwill related to the IOS acquisition and the remaining $10,429 relates to the Chemtec reporting unit. No additional impairments were triggered as a result of the Company’s 2015 annual impairment test.

The Company performed a recoverability test on the long-lived tangible and definite lived intangible assets related to the IOS and Chemtec acquisitions and concluded that no impairment existed. The Company will continue to monitor these assets, including their respectful useful lives, in future periods.

The following table represents the gross intangible assets balance by reportable segment at December 31:

	2015	2014
Rail Products and Services	$59,226	$44,781
Construction Products	1,348	3,178
Tubular and Energy Services	98,166	47,812

	$158,740	$95,771

The components of the Company’s intangible assets are as follows at:

	December 31, 2015
	Weighted Average Amortization In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$6,984	$(2,495)	$4,489
Patents	10	378	(124)	254
Customer relationships	16	94,338	(8,441)	85,897
Supplier relationships	5	350	(335)	15
Trademarks and trade names	13	14,252	(3,025)	11,227
Technology	13	42,438	(9,393)	33,045

		$158,740	$(23,813)	$134,927

	December 31, 2014
	Weighted Average Amortization In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,143	$(705)	$3,438
Patents	10	564	(189)	375
Customer relationships	19	44,450	(4,679)	39,771
Supplier relationships	5	350	(268)	82
Trademarks and trade names	14	10,765	(1,855)	8,910
Technology	14	35,499	(5,941)	29,558

		$95,771	$(13,637)	$82,134

Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 14 years. Amortization expense for the years ended December 31, 2015, 2014, and 2013 was $12,245, $4,695, and $3,112, respectively.

Estimated amortization expense for the years 2016 and thereafter is as follows:

Amortization Expense
2016	$13,093
2017	12,200
2018	11,868
2019	11,137
2020	10,706
2021 and thereafter	75,923

$134,927

Note 5.

Accounts Receivable

Accounts receivable at December 31, 2015 and 2014 are summarized as follows:

	2015	2014
Trade	$79,100	$90,494
Allowance for doubtful accounts	(1,485)	(1,036)

	77,615	89,458
Other	872	720

	$78,487	$90,178

The Company’s customers are principally in the rail, construction, and energy sectors. At December 31, 2015 and 2014, trade receivables, net of allowance for doubtful accounts, from customers were as follows:

	2015	2014
Rail Products and Services	$43,155	$45,931
Construction Products	20,489	33,760
Tubular and Energy Services	13,971	9,767

	$77,615	$89,458

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices.

Note 6.

Inventory

Inventories at December 31, 2015 and 2014 are summarized in the following table:

	2015	2014
Finished goods	$62,547	$65,335
Work-in-process	20,178	16,188
Raw materials	19,492	21,855

Total inventories at current costs	102,217	103,378
Less: LIFO reserve	(5,821)	(8,289)

	$96,396	$95,089

At December 31, 2015 and 2014, the LIFO carrying value of inventories for book purposes exceeded the LIFO value for tax purposes by approximately $5,046 and $11,697, respectively. At December 31, 2015, 2014, and 2013 liquidation of certain LIFO inventory layers carried at costs that were higher than the costs of current purchases resulted in increases in cost of goods sold of $115, $6 and $1,128, respectively.

Note 7.

Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2015 and 2014 consist of the following:

	2015	2014
Land	$17,054	$9,102
Improvements to land and leaseholds	16,590	29,016
Buildings	39,366	22,807
Machinery and equipment, including equipment under capitalized leases	118,677	95,547
Construction in progress	11,844	12,033

	203,531	168,505

Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	76,786	93,703

	$126,745	$74,802

Depreciation expense, including amortization of assets under capital leases, for the years ended December 31, 2015, 2014, and 2013 amounted to $14,429, $7,882 and $6,890, respectively.

Note 8.

Investments

The Company is a member of a joint venture, L B Pipe and Coupling Products, LLC (“LB Pipe JV”), in which it maintains a 45% ownership interest. The LB Pipe JV manufactures, markets, and sells various precision coupling products for the energy, utility, and construction markets and is scheduled to terminate on June 30, 2019.

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

During the years ended December 31, 2015 and 2014, each of the LB Pipe JV members received proportional distributions from the LB Pipe JV. The Company’s 45% ownership interest resulted in cash distributions of $90 and $630 as of December 31, 2015 and 2014, respectively. There were no changes to the members’ ownership interests as a result of the distribution.

The Company recorded equity in the (loss) income of the LB Pipe JV of approximately ($410), $1,286 and $1,316 for the years ended December 31, 2015, 2014, and 2013, respectively.

As of December 31, 2015 and 2014, the Company had a nonconsolidated equity method investment of $5,246 and $5,746, respectively, in the LB Pipe JV and other investments totaling $75 and $78 as of December 31, 2015 and 2014, respectively.

The Company’s exposure to loss results from its capital contributions, net of the Company’s share of the LB Pipe JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the LB Pipe JV for its operations. The carrying amounts with the maximum exposure to loss of the Company at December 31, 2015 and 2014, respectively, are as follows:

	2015	2014
LB Pipe JV equity method investment	$5,246	$5,746
Net investment in direct financing lease	995	1,117

	$6,241	$6,863

The Company is leasing five acres of land and two facilities to the LB Pipe JV through June 30, 2019, with a 5.5 year renewal period. The current monthly lease payments, including interest, approximate $17, with a balloon payment of approximately $488, which is required to be paid at the termination of the lease, allocated over the renewal period, or during the initial term of the lease. This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, Leases.

The following is a schedule of the direct financing minimum lease payments for the years 2016 and thereafter

Minimum Lease Payments
2016	$131
2017	140
2018	150
2019	574

$995

As a result of the November 23, 2015 acquisition of Tew Plus, the Company remeasured its 25% equity investment in Tew Plus resulting in other income of $580 for the period ended December 31, 2015. Refer to Note 20, “Other Income,” for additional information on the gain.

Note 9.

Deferred Revenue

Deferred revenue of $6,934 and $8,034 at December 31, 2015 and 2014, respectively, consists of customer payments received for which the revenue recognition criteria have not yet been met as well as billings in excess of costs on percentage of completion projects. Advanced payments from customers typically relate to contracts with respect to which the Company has significantly fulfilled its obligations, but due to the Company’s continuing involvement with the project, revenue is precluded from being recognized until title, ownership, and risk of loss have passed to the customer.

Note 10.

Long-Term Debt and Related Matters

Long-term debt at December 31, 2015 and 2014 consists of the following:

	2015	2014
Revolving credit facility	$165,000	$24,200
Financing agreement payable in installments through July 1, 2017 with an interest rate of 3.00% at December 31, 2015	1,247	1,781
Lease obligations payable in installments through 2019 with a weighted average interest rate of 3.09% at December 31, 2015 and 3.50% December 31, 2014	2,507	447

Total	168,754	26,428
Less current maturities	1,335	676

Long-term portion	$167,419	$25,752

The maturities of long-term debt are as follows:

December 31, 2015
2016	$1,335
2017	1,121
2018	558
2019	500
2020	165,240
2021 and thereafter	—

Total	$168,754

Borrowings

United States

On March 13, 2015, L.B. Foster Company, its domestic subsidiaries, and certain of its Canadian subsidiaries (“L.B. Foster”) entered into an amended and restated $335,000 Revolving Credit Facility Credit Agreement (“Amended Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company. This Amended Credit Agreement modifies the prior revolving credit facility, which had a maximum credit line of $200,000. The Amended Credit Agreement provides for a five-year, unsecured revolving credit facility that permits borrowings of up to $335,000 for the U.S. borrowers and a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian borrowers. The Amended Credit Agreement’s accordion feature permits L.B. Foster to increase the available revolving borrowings under the facility by up to an additional $100,000 subject to L.B. Foster’s receipt of increased commitments from existing or new lenders and to certain conditions being satisfied.

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

The Company had $165,000 outstanding borrowings under the Amended Credit Agreement at December 31, 2015 and had available borrowing capacity of $169,474 at December 31, 2015. As of December 31, 2014, the Company had $24,200 in outstanding borrowings and an available borrowing capacity of $175,375 under the previous revolving facility with a borrowing capacity of $200,000.

At December 31, 2015, the Company was in compliance with the Amended Credit Agreement’s covenants.

Letters of Credit

At December 31, 2015 and 2014, the Company had outstanding letters of credit of approximately $526 and $425, respectively.

United Kingdom

A subsidiary of the Company has a credit facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500 pounds sterling (approximately $2,210 at December 31, 2015). This credit facility supports the United Kingdom’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. There were no outstanding borrowings under this credit facility at December 31, 2015, however, there were $16 in outstanding guarantees (as defined in the underlying agreement) at December 31, 2015. This credit facility was renewed and amended during the fourth quarter of 2015 to include Tew and Tew Plus as parties to the agreement. All other underlying terms and conditions remained unchanged as a result of the renewal. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review in 2016.

The United Kingdom loan agreements contain certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants at December 31, 2015 and 2014. The subsidiary had available borrowing capacity of $2,194 and $2,337 at December 31, 2015 and 2014, respectively.

Note 11.

Stockholders’ Equity

The Company had authorized shares of 20,000,000 in common stock with 11,115,779 shares issued at December 31, 2015 and 2014. The common stock has a par value of $0.01 per share and the Company paid dividends of $0.04 per quarter during 2015.

At December 31, 2015 and 2014, the Company had authorized shares of 5,000,000 in preferred stock. No preferred stock has been issued. No par value has been assigned to the preferred stock.

On December 4, 2013, the Company’s Board of Directors authorized the purchase of up to $15,000 in shares of its common stock through a share repurchase program at prevailing market prices or privately negotiated transactions. The Company repurchased 80,512 shares, for an aggregate price of $1,587, during 2015 under the repurchase program. On December 9, 2015, the Board of Directors authorized the repurchase of up to $30,000 of the Company’s common shares until December 31, 2017. This authorization became effective January 1, 2016 and replaces the prior authorization.

At December 31, 2015 and 2014, the Company withheld 25,340 and 21,676 shares for approximately $1,114 and $985, respectively, from employees to pay their withholding taxes in connection with the exercise and/or vesting of stock options and restricted stock awards.

Cash dividends of $1,656, $1,345 and $1,240 were declared and paid in 2015, 2014, and 2013, respectively.

	Common Stock
Share Activity	Treasury	Outstanding
	(Number of Shares)
Balance at end of 2012	966,381	10,149,398
Issued for share-based compensation plans	(39,123)	39,123

Balance at end of 2013	927,258	10,188,521
Issued for share-based compensation plans	(53,884)	53,884

Balance at end of 2014	873,374	10,242,405
Issued for share-based compensation plans	(59,113)	59,113
Repurchased common shares	80,512	(80,512)

Balance at end of 2015	894,773	10,221,006

Note 12.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2015 and 2014, are as follows:

	2015	2014
Pension and post-retirement benefit plan adjustments	$(3,069)	$(4,089)
Unrealized loss on interest rate swap contracts	(121)	—
Foreign currency translation adjustments	(14,750)	(7,803)

	$(17,940)	$(11,892)

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non U.S. subsidiaries. See Note 15, “Income Taxes”.

Note 13.

Earnings Per Common Share

(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the three years ended December 31:

	2015	2014	2013
Numerator for basic and diluted earnings per common share —
(Loss) income available to common stockholders:
Net (loss) income	$(44,445)	$25,656	$29,290
Denominator:
Weighted average shares outstanding	10,254	10,225	10,175

Denominator for basic earnings per common share	10,254	10,225	10,175
Effect of dilutive securities:
Employee stock options	—	6	11
Other stock compensation plans	—	101	74

Dilutive potential common shares	—	107	85

Denominator for diluted earnings per common share — adjusted weighted average shares outstanding and assumed conversions	10,254	10,332	10,260

Basic (loss) earnings per common share	$(4.33)	$2.51	$2.88

Diluted (loss) earnings per common share	$(4.33)	$2.48	$2.85

Dividends paid per common share	$0.16	$0.13	$0.12

There were approximately 75 antidilutive shares in 2015 and no antidilutive shares in 2014 or 2013.

Note 14.

Income Taxes

Significant components of the Company’s deferred tax liabilities and assets at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax liabilities:
Goodwill and other intangibles	$(5,801)	$(10,800)
Depreciation	(14,134)	(3,763)
Inventories	—	(3,188)
Investment in LB Pipe joint venture	(572)	(553)
Other	(741)	(527)

Total deferred tax liabilities	(21,248)	(18,831)

Deferred tax assets:
Pension and post-retirement liability	1,801	2,147
Warranty reserve	3,153	4,180
Deferred compensation	2,275	1,755
Accounts receivable	622	369
Contingent liabilities	2,087	667
Long-term insurance reserves	655	660
Net operating loss / tax credit carryforwards	1,006	883
Other	949	645

Total deferred tax assets	12,548	11,306

Net deferred tax liability	$(8,700)	$(7,525)

Significant components of the provision for income taxes are as follows:

	2015	2014	2013
Current:
Federal	$5,571	$11,488	$8,785
State	1,540	1,491	837
Foreign	1,339	3,339	1,982

Total current	8,450	16,318	11,604

Deferred:
Federal	(12,016)	(2,321)	3,200
State	(2,014)	(122)	273
Foreign	(552)	(471)	(229)

Total deferred	(14,582)	(2,914)	3,244

Total income tax (benefit) expense	$(6,132)	$13,404	$14,848

At December 31, 2015, the Company has not recorded deferred U.S. income taxes or foreign withholding taxes on $57,781 of undistributed earnings of its foreign subsidiaries. It is management’s intent and practice to indefinitely reinvest such earnings outside of the U.S. Determination of the amount of any unrecognized deferred income tax liability associated with these undistributed earnings is not practicable because of the complexities of the hypothetical calculation.

(Loss) income before income taxes, as shown in the accompanying consolidated statements of operations, includes the following components:

	2015	2014	2013
Domestic	$(55,061)	$30,766	$37,306
Foreign	4,484	8,294	6,832

(Loss) income from operations, before income taxes	$(50,577)	$39,060	$44,138

The reconciliation of income tax computed at statutory rates to income tax (benefit) expense is as follows:

	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	0.8	(2.2)	(1.7)
State income taxes, net of federal benefit	0.3	2.7	2.6
Non-deductible goodwill impairment	(25.2)	—	—
Non-deductible expenses	(0.9)	1.8	0.6
Change in liability for unrecognized tax benefits	0.4	(0.8)	(1.9)
Domestic production activities deduction	1.0	(2.2)	(1.2)
Other	0.7	—	0.2

	12.1%	34.3%	33.6%

At December 31, 2015 and 2014, the tax benefit of net operating loss carryforwards available for state income tax purposes was $324 and $74, respectively. The state net operating loss carryforwards will expire in various years from 2024 through 2035. At December 31, 2015, the Company has foreign net operating loss carryforwards of $1,320, which may be carried forward indefinitely. The Company has foreign tax credit carryforwards in the amount of $272 that will expire in 2024 through 2026. The Company anticipates utilizing these operating loss and credit carryforwards prior to their expiration and, therefore, has not provided a valuation allowance for these amounts.

The following table provides a reconciliation of unrecognized tax benefits at December 31, 2015 and 2014:

	2015	2014
Unrecognized tax benefits at beginning of period:	$1,013	$1,509
Increases based on tax positions for prior periods	147	18
Decreases based on tax positions for prior periods	—	(325)
Decreases related to settlements with taxing authorities	(578)	(126)
Decreases as a result of a lapse of the applicable statute of limitations	—	(63)

Balance at end of period	$582	$1,013

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $582 at December 31, 2015. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2015 and 2014, the Company had accrued interest and penalties related to unrecognized tax benefits of $443 and $335, respectively. At December 31, 2015, the Company does not expect any material increases or decreases to its unrecognized tax benefits within the next 12 months. Ultimate realization of this decrease is dependent upon the occurrence of certain events, including the completion of audits by tax authorities and expiration of statutes of limitations.

The Company files income tax returns in the United States and in various state, local and foreign jurisdictions. The Company is subject to federal income tax examinations for the period 2012 and forward. With respect to the state, local, and foreign filings, certain entities of the Company are subject to income tax examinations for the periods 2011 and forward.

Note 15.

Share-based Compensation

The Company applies the provisions of FASB ASC 718, Compensation — Stock Compensation, to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded share-based compensation expense of $1,471, $3,007 and $2,156 for the years ended December 31, 2015, 2014, and 2013, respectively, related to fully-vested stock awards, restricted stock awards, and performance unit awards. At December 31, 2015, unrecognized compensation expense for awards the Company expects to vest approximated $2,611. The Company will recognize this expense over the upcoming 3.5 year period through June 2019.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares which have been reacquired by the Company and held as Treasury stock or authorized but previously unissued common stock.

The excess tax benefit realized for the tax deduction from share-based compensation approximated $253, $336, and $203 for the years ended December 31, 2015, 2014, and 2013, respectively. This excess tax benefit is included in cash flows from financing activities in the Consolidated Statements of Cash Flows.

At December 31, 2015, the Company had stock awards issued pursuant to the 2006 Omnibus Incentive Plan as amended and restated in October 2013 (“Omnibus Plan”). The Omnibus Plan allows for the issuance of 900,000 shares of common stock through the granting of stock options or stock awards (including performance units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The Omnibus Plan provides for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant. The Omnibus Plan also provides that, unless otherwise set forth in the option agreement, stock options are exercisable in installments of up to 25% annually beginning one year from the date of grant. No stock options have been granted under the Omnibus Plan and, as such, there was no share-based compensation expense related to stock options recorded in 2015, 2014, or 2013

The Company also had 7,500 outstanding stock option awards that were granted under the former 1998 Long-Term Incentive Plan for Officers and Directors, amended and restated in May 2006 (“1998 Plan”). During 2015, all 7,500 outstanding stock option awards were exercised prior to their expiration. No future grants are permitted under the expired 1998 Plan and the Company currently makes equity awards under the Omnibus Plan.

Stock Option Awards

Certain information for the three years ended December 31, 2015 relative to employee stock options is summarized as follows:

	2015	2014	2013
Number of shares under the plans:
Outstanding and exercisable at beginning of year	7,500	18,750	22,500
Granted	—	—	—
Canceled	—	—	—
Exercised	(7,500)	(11,250)	(3,750)

Outstanding and exercisable at end of year	—	7,500	18,750

The weighted average exercise price per share of the stock options exercised in 2015, 2014, and 2013 were $9.08, $11.67, and $9.30, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013 was $253, $426, and $124, respectively.

Fully-Vested Stock Awards

Non-employee directors are automatically awarded fully vested shares of the Company’s common stock on each date the non-employee directors are elected at the annual shareholders’ meeting to serve as directors.

The non-employee directors were granted a total of 14,000, 10,182, and 9,960 fully-vested shares for the years ended December 31, 2015, 2014, and 2013, respectively. Compensation expense recorded by the Company related to fully-vested stock awards to non-employee directors was approximately $534, $488, and $450 for the years ended December 31, 2015, 2014, and 2013, respectively.

The weighted average fair value of all the fully-vested stock grants awarded was $38.15, $47.94, and $45.16 per share for 2015, 2014, and 2013, respectively.

Restricted Stock Awards and Performance Unit Awards

Under the amended and restated 2006 Omnibus Plan, the Company grants eligible employees restricted stock and performance unit awards. The forfeitable restricted stock awards granted prior to March 2015 generally time-vest after a four year holding period, and those granted in March 2015 generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock agreement. Performance unit awards are offered annually under separate three-year long-term incentive programs. Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying program. If the Company’s estimate of the number of performance stock awards expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

The following table summarizes the restricted stock award and performance unit award activity for the three-year periods ended December 31, 2015, 2014, and 2013:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	176,646	59,725	$31.65

Granted	12,973	31,418	42.49
Vested	(41,579)	—	29.18
Adjustment for incentive awards not expected to vest	—	(18,408)	35.84
Canceled	(18,314)	(11,084)	33.55

Outstanding at December 31, 2013	129,726	61,651	$34.00

Granted	19,051	34,652	44.07
Vested	(40,540)	(13,588)	34.59
Adjustment for incentive awards not expected to vest	—	(7,845)	43.59
Canceled	—	(2,880)	44.13

Outstanding at December 31, 2014	108,237	71,990	$36.25

Granted	29,656	41,114	44.93
Vested	(39,076)	(23,877)	32.35
Adjustment for incentive awards not expected to vest	—	(53,228)	43.26
Canceled	(5,000)	—	44.84

Outstanding at December 31, 2015	93,817	35,999	$39.66

Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan. The aggregate fair value in the above table is based upon achieving 100% of the performance targets as defined in the underlying plan. During 2014, the Company reversed $702 of incentive compensation costs under its separate three-year long-term incentive plans caused by the impact of the product warranty charges on Company performance, as it related to the awards’ underlying performance conditions. More information on the product warranty charge can be found in Note 19, “Commitments and Contingent Liabilities”.

Excluding the fully-vested stock awards granted to non-employee directors, the Company recorded compensation expense of $937, $2,519, and $1,706, respectively, for the periods ended December 31, 2015, 2014, and 2013 related to restricted stock and performance unit awards.

	2015	2014	2013
Number of shares available for future grant:
Beginning of year	469,840	513,280	517,280

End of year	407,307	469,840	513,280

The Company issued, pursuant to the Omnibus Plan, approximately 14,000 fully-vested shares during 2014 which were earned under the 2011 — 2013 three-year long-term incentive plan. This non-cash transaction of $454 was reflected as a decrease to Treasury stock in the Consolidated Balance Sheet at December 31, 2014.

Note 16.

Retirement Plans

The Company has seven retirement plans which cover its hourly and salaried employees in the United States: three defined benefit plans (one active / two frozen) and four defined contribution plans. Employees are eligible to participate in the appropriate plan based on employment classification. The Company’s contributions to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”), policy and investment guidelines of the applicable plan. The Company’s policy is to contribute at least the minimum in accordance with the funding standards of ERISA.

The Company’s subsidiary, L.B. Foster Rail Technologies (“Rail Technologies”), maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan. In the United Kingdom, Rail Technologies maintains two defined contribution plans and a defined benefit plan. These plans are discussed in further detail below.

United States Defined Benefit Plans

The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets, and the funded status of the plans, as of December 31, 2015 and 2014:

	2015	2014
Changes in benefit obligation:
Benefit obligation at beginning of year	$18,925	$16,112
Service cost	38	23
Interest cost	742	771
Actuarial (gain) loss	(1,148)	2,753
Benefits paid	(798)	(734)

Benefit obligation at end of year	$17,759	$18,925

Change to plan assets:
Fair value of assets at beginning of year	$15,205	$15,039
Actual (loss) gain on plan assets	(172)	601
Employer contribution	—	299
Benefits paid	(798)	(734)

Fair value of assets at end of year	14,235	15,205

Funded status at end of year	$(3,524)	$(3,720)

Amounts recognized in the consolidated balance sheet consist of:
Other long-term liabilities	$(3,524)	$(3,720)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$3,993	$4,429
Prior service cost	—	3

	$3,993	$4,432

The actuarial loss included in accumulated other comprehensive loss that will be recognized in net periodic pension cost during 2016 is $276, before taxes.

Net periodic pension costs for the three years ended December 31, 2015 are as follows:

	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$38	$23	$33
Interest cost	742	771	707
Expected return on plan assets	(816)	(968)	(856)
Amortization of prior service cost	3	1	1
Recognized net actuarial loss	275	65	212

Net periodic pension cost (income)	$242	$(108)	$97

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	2015	2014	2013
Discount rate	4.3%	4.0%	4.9%

Expected rate of return on plan assets	5.2%	5.5%	6.5%

The expected long-term rate of return is based on numerous factors including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions. The decline in the expected rate of return on plan assets reflects a shift in the Plans’ investment strategy toward a higher focus on fixed income investments.

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows at December 31:

	2015	2014
Projected benefit obligation	$17,759	$18,925
Accumulated benefit obligation	17,759	18,925
Fair value of plan assets	$14,235	$15,205

Plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and cash equivalents, bonds, preferred stocks, and common stocks. The investment target ranges and actual allocation of pension plan assets by major category at December 31, 2015 and 2014 are as follows:

	Target	2015	2014
Asset Category
Cash and cash equivalents	0 - 10%	9%	2%
Total fixed income funds	25 - 50	35	34
Total mutual funds and equities	50 - 70	56	64

Total		100%	100%

In accordance with the fair value disclosure requirements with FASB ASC 820, “Fair Value Measurements and Disclosures,” the following assets were measured at fair value on a recurring basis at December 31, 2015 and 2014. Additional information regarding FASB ASC 820 and the fair value hierarchy can be found in Note 18, Fair Value Measurements.

	2015	2014
Asset Category
Cash and cash equivalents	$1,248	$347
Fixed income funds
Corporate bonds	4,926	5,194

Total fixed income funds	4,926	5,194
Equity funds and equities
Mutual funds	8,061	3,566
Common stock	—	6,098

Total mutual funds and equities	8,061	9,664
Total	$14,235	$15,205

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

The Company currently does not anticipate contributions to its United States defined benefit plans in 2016.

The following benefit payments are expected to be paid:

Pension Benefits
2016	$823
2017	879
2018	907
2019	974
2020	1,015
Years 2021-2025	5,611

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

The funded status of the United Kingdom defined benefit plan at December 31, 2015 and 2014 is as follows:

	2015	2014
Changes in benefit obligation:
Benefit obligation at beginning of year	$8,797	$8,450
Interest cost	295	360
Actuarial (gain) loss	(416)	883
Benefits paid	(339)	(397)
Foreign currency exchange rate changes	(475)	(499)

Benefit obligation at end of year	$7,862	$8,797

Change to plan assets:
Fair value of assets at beginning of year	$6,757	$6,769
Actual gain on plan assets	307	502
Employer contribution	302	284
Benefits paid	(339)	(397)
Foreign currency exchange rate changes	(366)	(401)

Fair value of assets at end of year	6,661	6,757

Funded status at end of year	$(1,201)	$(2,040)

Amounts recognized in the consolidated balance sheet consist of:
Other long-term liabilities	$(1,201)	$(2,040)

Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$706	$1,413
Prior service cost	85	112

	$791	$1,525

Net periodic pension costs for the three years ended December 31, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
Components of net periodic benefit cost:
Interest cost	$295	$360	$348
Expected return on plan assets	(324)	(370)	(321)
Amortization of transition obligation	—	(50)	(46)
Amortization of prior service cost	27	30	22
Recognized net actuarial loss	225	185	229

Net periodic pension cost	$223	$155	$232

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	2015	2014	2013
Discount rate	4.0%	3.6%	4.6%

Expected rate of return on plan assets	5.2%	5.0%	5.8%

Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows at December 31:

	2015	2014
Projected benefit obligation	$7,862	$8,797
Accumulated benefit obligation	7,862	8,797
Fair value of plan assets	6,661	6,757

The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations, and recent changes in long-term interest rates based on publicly available information.

Plan assets are invested by the trustees in accordance with a written statement of investment principles. This statement permits investment in equities, corporate bonds, United Kingdom government securities, commercial property, and cash, based on certain target allocation percentages. Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2015 are as follows:

Portec Rail Plan
Equity securities	Up to 100%
Commercial property	Not to exceed 50%
U.K. Government securities	Not to exceed 50%
Cash	Up to 100%

Plan assets held within the Portec Rail Plan consist of cash and marketable securities that have been classified as Level 1 of the fair value hierarchy. All other plan assets have been classified as Level 2 of the fair value hierarchy.

The plan assets by category for the two years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Asset Category
Cash and cash equivalents	$242	$218
Equity securities	2,656	2,156
Bonds	1,301	1,899
Commercial property	2,462	2,484

Total	$6,661	$6,757

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates making contributions of $271 to the Portec Rail Plan during 2016.

The following estimated future benefits payments are expected to be paid under the Portec Rail Plan:

Pension Benefits
2016	$247
2017	268
2018	286
2019	303
2020	321
Years 2021-2025	1,939

Other Post-Retirement Benefit Plan

Rail Technologies’ operation near Montreal, Quebec, Canada, maintains a post-retirement benefit plan, which provides retiree life insurance, health care benefits, and, for a closed group of employees, dental care. Retiring employees with a minimum of 10 years of service are eligible for the plan benefits. The plan is not funded. Cost of benefits earned by employees is charged to expense as services are rendered. The expense related to this plan was not material for 2015 and 2014. Rail Technologies’ accrued benefit obligation was $823 and $1,172 as of December 31, 2015 and 2014, respectively. This obligation is recognized within other long-term liabilities. Benefit payments anticipated for 2016 are not material.

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	2015	2014
Discount rate	4.2%	4.0%

Weighted average health care trend rate	5.0%	6.2%

The weighted average health care rate trends downward to an ultimate rate of 4.4% in 2035.

Defined Contribution Plans

The Company sponsors eight defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	December 31,
	2015	2014	2013
United States	$2,434	$2,425	$2,151
Canada	226	227	266
United Kingdom	494	158	136

	$3,154	$2,810	$2,553

Note 17.

Rental and Lease Information

The Company has capital and operating leases for certain plant facilities, office facilities, and equipment. Rental expense for the years ended December 31, 2015, 2014, and 2013 amounted to $4,611, $3,062, and $3,333, respectively. Generally, land and building leases include escalation clauses.

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments at December 31, 2015:

Year ending December 31,	Capital Leases	Operating Leases
2016	$694	$4,310
2017	636	3,680
2018	591	2,429
2019	517	1,702
2020	244	1,407
2021 and thereafter	—	6,600

Total minimum lease payments	2,682	$20,128

Less amount representing interest	175

Total present value of minimum payments with interest rates ranging from 3.00% to 5.25%	$2,507

Assets recorded under capital leases are as follows:

	2015	2014
Machinery and equipment at cost	3,157	638
Less accumulated amortization	450	181

Net capital lease assets	$2,707	$457

Note 18.

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

The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company has an established process for determining fair value for its financial assets and liabilities, principally cash and cash equivalents and interest rate swaps. Fair value is based on quoted market prices, where available. If quoted market prices are not available, fair value is based on assumptions that use as inputs market-based parameters. The following section describes the valuation methodologies used by the Company to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate, the description includes details of the key inputs to the valuations and any significant assumptions.

Cash equivalents. Included within “Cash and cash equivalents” are investments in non-domestic term deposits. The carrying amounts approximate fair value because of the short maturity of the instruments.

LIBOR-Based interest rate swaps. To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps will become effective in February 2017 at which point it will effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements have been classified as Level 2 within the fair value hierarchy.

The following assets of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 at December 31, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Non-domestic bank term deposits	$1,939	$1,939	$—	$—	$25	$25	$—	$—

Total Assets	$1,939	$1,939	$—	$—	$25	$25	$—	$—

Liabilities
Interest rate swaps	$196	$—	$196	$—	$—	$—	$—	$—

Total Liabilities	$196	$—	$196	$—	$—	$—	$—	$—

Information regarding the fair value disclosures associated with the assets of the Company’s defined benefit plans can be found in Note 16, Retirement Plans.

Note 19.

Commitments and Contingent Liabilities

The Company is subject to product warranty claims that arise in the ordinary course of its business. For certain manufactured products, the Company maintains a product warranty accrual that is adjusted on a monthly basis as a percentage of cost of sales. This product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims.

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance at December 31, 2014	$11,500
Additions to warranty liability	1,794
Warranty liability utilized	(4,650)
Acquisitions	111

Balance at December 31, 2015	$8,755

Included within the above table are concrete tie warranty reserves of approximately $7,544 and $10,331, respectively, at December 31, 2015 and 2014. For the periods ended December 31, 2015, 2014, and 2013, the Company recorded approximately $972, $9,854 and $612, respectively, in pre-tax concrete tie warranty charges within “Cost of Goods Sold” in the Company’s Rail Products and Services segment primarily related to concrete ties manufactured at the Company’s former Grand Island, NE facility.

UPRR Warranty Claims

On July 12, 2011, UPRR notified (the “UPRR Notice”) the Company and its subsidiary, CXT Incorporated (“CXT”), of a warranty claim under CXT’s 2005 supply contract relating to the sale of pre-stressed concrete railroad ties to UPRR. UPRR asserted that a significant percentage of concrete ties manufactured in 2006 through 2011 at CXT’s Grand Island, NE facility failed to meet contract specifications, had workmanship defects and were cracking and failing prematurely. Of the 3.0 million ties manufactured between 1998 and 2011 from the Grand Island, NE facility, approximately 1.6 million ties were sold during the period UPRR had claimed nonconformance. The 2005 contract called for each concrete tie which failed to conform to the specifications or had a material defect in workmanship to be replaced with 1.5 new concrete ties, provided, that, within five years of the sale of a concrete tie, UPRR notified CXT of such failure to conform or such defect in workmanship. The UPRR Notice did not specify how many ties manufactured during this period were defective nor the exact nature of the alleged workmanship defect.

Following the UPRR Notice, the Company worked with material scientists and pre-stressed concrete experts to test a representative sample of Grand Island, NE concrete ties and assess warranty claims for certain concrete ties made in its Grand Island, NE facility between 1998 and 2011. The Company discontinued manufacturing operations in Grand Island, NE in early 2011.

2012

During 2012, the Company completed sufficient testing and analysis to further understand this matter. Based upon testing results and expert analysis, the Company believed it discovered conditions, which largely related to the 2006 to 2007 manufacturing period, that can shorten the life of the concrete ties produced during this period. During the fourth quarter of 2012 and first quarter of 2013, the Company reached agreement with UPRR on several matters including a process for the Company and UPRR to work together to identify, prioritize, and replace defective ties that meet the criteria for replacement. This process applies to the ties the Company shipped to UPRR from its Grand Island, NE facility from 1998 to 2011. During most of this period the Company’s warranty policy for UPRR carried a 5 year warranty with a 1.5:1 replacement ratio for any defective ties. In order to accommodate UPRR and other customer concerns, the Company also reverted to a previously used warranty policy providing a 15-year warranty with a 1:1 replacement ratio. This change provided an additional

10 years of warranty protection. In the amended 2005 supply agreement, the Company and UPRR also extended the supply of Tucson ties by five years and agreed on a cash payment of $12,000 to UPRR as compensation for concrete ties already replaced by UPRR during the investigation period.

During 2012, as a result of the testing that the Company conducted on concrete ties manufactured at its former Grand Island, NE facility and the developments related to UPRR and other customer matters, the Company recorded pre-tax warranty charges of $22,000 in “Cost of Goods Sold” within its Rail Products and Services segment based on the Company’s estimate of the number of defective concrete ties that will ultimately require replacement during the applicable warranty periods.

2013

Throughout 2013, at UPRR’s request and under the terms of the amended 2005 supply agreement, the Company provided warranty replacement concrete ties for use across certain UPRR subdivisions. The Company attempted to reconcile the quantity of warranty claims for ties replaced and obtain supporting detail for the ties removed. The Company believes that UPRR did not replace concrete ties in accordance with the amended agreement and has not furnished adequate documentation throughout the replacement process in these subdivisions to support its full warranty claim. Based on the information received by the Company to date, the Company believes that a significant number of ties which UPRR replaced in these subdivisions did not meet the criteria to be covered as warranty replacement ties under the amended 2005 supply agreement. The disagreement related to the 2013 warranty replacement activity includes approximately 170,000 ties where the Company provided detailed documentation supporting our position with reason codes that detail why these ties are not eligible for a warranty claim.

In late November 2013, the Company received notice from UPRR asserting a material breach of the amended 2005 supply agreement. UPRR’s notice asserted that the failure to honor its claims for warranty ties in these subdivisions was a material breach. Following receipt of this notice, the Company provided information to UPRR to refute UPRR’s claim of breach and included the reconciliation of warranty claims supported by substantial findings from the Company’s track observation team, all within the 90 day cure period. The Company also proposed further discussions to reach agreement on reconciliation for 2013 replacement activities and future replacement activities and a recommended process that will ensure future replacement activities are done with appropriate documentation and per the terms of the amended 2005 supply agreement.

2014

During the first quarter of 2014, the Company further responded within the 90 day cure period to UPRR’s claim and presented a reconciliation for the subdivisions at issue. This proposed reconciliation was based on empirical data and visual observation from Company employees that were present during the replacement process for a substantial majority of the concrete ties replaced. The Company spent considerable time documenting facts related to concrete tie condition and track condition to assess whether the ties replaced met the criteria to be eligible for replacement under the terms of the amended 2005 supply agreement.

During 2014, the Company increased its accrual by an additional $8,766 based on revised estimates of ties to be replaced based upon scientific testing and other analysis, adjusted for ties already provided to UPRR. The Company continued to work with UPRR to identify, replace, and reconcile defective ties related to the warranty claim in accordance with the amended 2005 supply agreement. The Company and UPRR met during the third quarter of 2014 to evaluate each other’s position in an effort to work towards agreement on the unreconciled 2013 and 2014 replacement activity as well as the standards and practices to be implemented for future replacement activity and warranty tie replacement.

In November and December of 2014, the Company received additional notices from UPRR asserting that ties manufactured in 2000 were defective and again asserting material breaches of the amended 2005 supply agreement relating to warranty tie replacements as well as certain new ties provided to UPRR being out of specification.

As of December 31, 2014, the Company and UPRR had not been able to reconcile the disagreement related to the 2013 and 2014 warranty replacement activity. The disagreement relating to the 2014 warranty replacement activity includes approximately 90,100 ties that the Company believes are not warranty-eligible.

2015

On January 23, 2015, UPRR filed a Complaint and Demand for Jury Trial in the District Court for Douglas County, NE against the Company and its subsidiary, CXT, asserting, among other matters, that the Company breached its express warranty, breached an implied covenant of good faith and fair dealing, anticipatorily repudiated its warranty obligations, and that UPRR’s exclusive and limited remedy provisions in the supply agreement have failed of their essential purpose which entitles UPRR to recover all incidental and consequential damages. The Complaint seeks to cancel all duties of UPRR under the contract, to adjudge the Company as having no remaining rights under the contracts, and to recover damages in an amount to be determined at trial for the value of unfulfilled warranty replacement ties and ties likely to become warranty eligible, for costs of cover for replacement ties, and for various incidental and consequential damages. The amended 2005 supply agreement provides that UPRR’s exclusive remedy is to receive a replacement tie that meets the contract specifications for each tie that failed to meet the contract specifications or otherwise contained a material defect provided that the Company receives written notice of such failure or defect within 15 years after that tie was produced. The amended 2005 supply agreement provides that the Company’s warranty does not apply to ties that (a) have been repaired or altered without the Company’s written consent in such a way as to affect the stability or reliability thereof, (b) have been subject to misuse, negligence, or accident, or (c) have been improperly maintained or used contrary to the specifications for which such ties were produced. The amended 2005 supply agreement also continues to provide that the Company’s warranty is in lieu of all other express or implied warranties and that neither party shall be subject to or liable for any incidental or consequential damages to the other party. The dispute is largely based on (1) claims submitted that the Company believes are for ties claimed for warranty replacement inaccurately rated that are not the responsibility of the Company and claims that do not meet the criteria of a warranty replacement and (2) UPRR’s assertion, which the Company vigorously disputes, that UPRR in future years will be entitled to warranty replacement ties for virtually all of the Grand Island ties. Many thousands of Grand Island ties have been performing in track for over ten years. In addition, a significant amount of Grand Island ties were rated by both parties in the excellent category of the rating system.

In June 2015, UPRR delivered an additional notice alleging defects in ties produced in the Company’s Tucson and Spokane locations and other claimed material breaches which the Company contends are unfounded. The Company again responded to UPRR that it was not in material breach of the amended 2005 supply agreement relating to warranty tie replacements and that new ties being manufactured complied with the specifications provided by UPRR.

On June 16 and 17, 2015, UPRR issued formal notice of the termination of the concrete tie supply agreement as well as the termination of the lease agreement at the Tucson, AZ production facility and rejection and revocation of its prior acceptance of certain ties manufactured at the Company’s Spokane, WA production facility. Since that time, UPRR has discontinued submitting purchase orders to the Company for shipment of warranty replacement ties.

On May 29, 2015, the Company and CXT filed an Answer, Affirmative Defenses and Counterclaims in response to the Complaint, denying liability to UPRR. As a result of UPRR’s subsequent June 16-17, 2015 actions and certain related conduct, the Company on October 5, 2015 amended the pending Answer, Affirmative Defenses and Counterclaims to add, among other things, assertions that UPRR’s conduct in question was wrongful and unjustified and constituted additional grounds for the affirmative defenses to UPRR’s claims and also for the Company’s counterclaims. By Scheduling Order dated September 3, 2015, a December 30, 2016 deadline for the completion of fact discovery has been established and trial may proceed at some future date after March 3, 2017, although no trial date has been set. The parties are currently conducting discovery.

The Company continues to engage in discussions in an effort to resolve this matter. However, we cannot predict that such discussions will be successful, or that the results of the litigation with UPRR, or any settlement or judgment amounts will be within the range of our estimated accruals for loss contingencies. Future potential costs pertaining to UPRR’s claims and the outcome of the UPRR litigation could result in a material adverse effect on our results of operations, financial condition, and cash flows.

Other Legal Matters

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

Environmental Matters

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

The following table sets forth the Company’s undiscounted environmental obligation:

Environmental liability
Balance at December 31, 2014	$3,344
Additions to environmental obligations	50
Environmental obligations utilized	(214)
Acquisitions	3,460

Balance at December 31, 2015	$6,640

Note 20

Other Income

The following table summarizes the Company’s other income for the three years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013
Gain on Tucson, AZ asset sale(a)	$(2,279)	$—	$—
Foreign currency gains	(1,616)	(422)	(433)
Remeasurement gain on equity method investment(b)	(580)	—	—
Legal settlement gain(c)	(460)	—	—
Other	(650)	(256)	(644)

	$(5,585)	$(678)	$(1,077)

a)	On December 23, 2015, the Company sold certain assets related to the former Tucson, AZ precast concrete tie facility for $2,750 resulting in a pre-tax gain on sale of $2,279.
b)	On November 23, 2015, the Company acquired the remaining 75% of shares of Tew Plus resulting in a gain of $580, which is recorded within other income as of December 31, 2015. The gain is included in equity loss (income) and remeasurement gain within the Consolidated Statements of Cash Flows.
c)	During the fourth quarter the Company received $460 from the Steel Antitrust Settlement Fund related to a claim regarding steel purchased by the Company between 2005 and 2007.

Note 21.

Quarterly Financial Information (Unaudited)

As more fully described in Note 3, “Acquisitions,” the Company acquired Tew, Tew Plus, and IOS during 2015 and Carr, FWO, and Chemtec during 2014. The results of the subsidiary’s operations are included from the acquisition dates.

Quarterly financial information for the years ended December 31, 2015 and 2014 is presented below:

	2015
	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)
Net sales	$137,907	$171,419	$176,059	$139,138
Gross profit	$30,653	$37,089	$36,038	$29,872
Net income (loss)	$4,285	$5,362	$(57,422)	$3,328
Basic earnings (loss) per common share	$0.42	$0.52	$(5.60)	$0.33
Diluted earnings (loss) per common share	$0.41	$0.52	$(5.60)	$0.32
Dividends paid per common share	$0.04	$0.04	$0.04	$0.04

Differences between the sum of quarterly results and Consolidated Statement of Operations due to rounding.

(1)	- Third quarter 2015 includes $80,337 ($63,887 net of tax) impairment of goodwill related to the IOS and Chemtec reporting units.
(2)	- Fourth quarter 2015 includes $2,279 pre-tax gain on sale of Tucson, AZ concrete tie facility.

	2014
	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter(2)
Net sales	$111,414	$166,832	$167,797	$161,149
Gross profit	$24,127	$30,700	$35,159	$31,605
Net income	$3,649	$6,862	$9,116	$6,029
Basic earnings per common share	$0.36	$0.67	$0.89	$0.59
Diluted earnings per common share	$0.35	$0.67	$0.88	$0.58
Dividends paid per common share	$0.03	$0.03	$0.03	$0.04

(1)	- Second quarter 2014 includes a $4,000 warranty charge related to UPRR warranty claim.
(2)	- Fourth quarter 2014 includes a $4,766 warranty charge related to UPRR warranty claim.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the end of the period covered by this report.

Managements’ Report on Internal Control Over Financial Reporting

The management of L.B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). L.B. Foster Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

L.B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting at December 31, 2015.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s internal control over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously discussed in Note 3, “Acquisitions,” of the consolidated financial statements included in this Annual Report on Form 10-K, L.B. Foster Company completed the acquisition of IOS Holdings, Inc. (“IOS”) on March 13, 2015 and Tew Plus, LTD (“Tew Plus”) on November 23, 2015. These acquired businesses constituted approximately $110.2 million of the Company’s consolidated assets at December 31, 2015 and $37.2 million of the Company’s consolidated sales for the year ended December 31, 2015. In addition, these acquired businesses contributed $5.3 million in pre-tax losses to the Company (which excludes goodwill impairment charges of $69.9 million related to IOS) as compared to its consolidated pre-tax loss of $44.4 million for the year ended December 31, 2015. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting at December 31, 2015 excluded an assessment of the internal control over financial reporting of the assets and businesses acquired in the IOS and Tew Plus acquisitions.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders L.B. Foster Company and Subsidiaries

We have audited L.B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). L.B. Foster Company and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements’ Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Managements’ Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of IOS Holdings, Inc. (IOS) and Tew Plus, LTD (Tew Plus), which are included in the 2015 consolidated financial statements of L.B. Foster Company and Subsidiaries and constituted approximately $110.2 million of consolidated assets as of December 31, 2015 and $37.2 million of consolidated sales for the year then ended. In addition, these acquired businesses contributed $5.3 million in pre-tax losses to the Company (which excludes goodwill impairment charges of $69.9 million related to IOS) as compared to its consolidated pre-tax loss of $44.4 million for the year ended December 31, 2015. Our audit of internal control over financial reporting of L.B. Foster Company and Subsidiaries also did not include an evaluation of the internal control over financial reporting of IOS and Tew Plus.

In our opinion, L. B. Foster Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of L.B. Foster Company and Subsidiaries, as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 1, 2016 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

March 1, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item regarding the directors of the Company is incorporated herein by reference to the information included in the Company’s proxy statement for the 2016 annual meeting of stockholders (the “Proxy Statement”) under the caption “Election of Directors.”

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

The information required by this Item regarding our audit committee and the audit committee financial expert(s) is incorporated herein by reference to the information included in the Proxy Statement under the caption “Corporate Governance—Board Committees—Audit Committee.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item regarding executive compensation is incorporated herein by reference to the information included in the Proxy Statement under the captions “Director Compensation—2015,” “Executive Compensation,” “Summary Compensation Table (2015, 2014, and 2013),” “Grants of Plan-Based Awards in 2015,” “Outstanding Equity Awards At 2015 Fiscal Year-End,” “2015 Options Exercises and Stock Vested Table,” “2015 Nonqualified Deferred Compensation,” “Change-In-Control,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

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

The information required by this Item regarding transactions with related persons is incorporated herein by reference to the information included in the Proxy Statement under the caption “Corporate Governance—Transactions with Related Parties.”

The information required by this Item regarding director independence is incorporated herein by reference to information included in the Proxy Statement under the caption “Corporate Governance—The Board and Board Meetings.”

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

The following documents are filed as a part of this Report:

(a)(1).    Financial Statements

The following Reports of Independent Registered Public Accounting Firm, consolidated financial statements, and accompanying notes are included in Item 8 of this Report:

Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2015 and 2014.
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014, and 2013.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013.

Notes to Consolidated Financial Statements.

(a)(2).    Financial Statement Schedule

Schedules for the Years Ended December 31, 2015, 2014, and 2013:

II – Valuation and Qualifying Accounts.

The remaining schedules are omitted because of the absence of conditions upon which they are required.

(a)(3).    Exhibits

The Index to Exhibits immediately following the signature page are filed as part of this Annual Report on Form 10-K.

L. B. FOSTER COMPANY AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
2015
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,036	$1,113	$664	$1,485

2014
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,099	$462	$525	$1,036

2013
Deducted from assets to which they apply:
Allowance for doubtful accounts	$899	$236	$36	$1,099

(1)	Notes and accounts receivable written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L.B. FOSTER COMPANY

Date: March 1, 2016	By:	/s/ Robert P. Bauer
(Robert P. Bauer,
President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Lee B. Foster II	Chairman of the Board and Director	March 1, 2016
(Lee B. Foster II)

By:	/s/ Robert P. Bauer	President, Chief Executive Officer	March 1, 2016
	(Robert P. Bauer)	and Director

By:	/s/ Dirk Jungé	Director	March 1, 2016
(Dirk Jungé)

By:	/s/ G. Thomas McKane	Director	March 1, 2016
(G. Thomas McKane)

By:	/s/ Diane B. Owen	Director	March 1, 2016
(Diane B. Owen)

By:	/s/ Robert S. Purgason	Director	March 1, 2016
(Robert S. Purgason)

By:	/s/ William H. Rackoff	Director	March 1, 2016
(William H. Rackoff)

By:	/s/ Suzanne B. Rowland	Director	March 1, 2016
(Suzanne B. Rowland)

By:	/s/ Bradley S. Vizi	Director	March 1, 2016
(Bradley S. Vizi)

By:	/s/ David J. Russo	Senior Vice President,	March 1, 2016
	(David J. Russo)	Chief Financial Officer and Treasurer

By:	/s/ Christopher T. Scanlon	Controller and Chief Accounting Officer	March 1, 2016
(Christopher T. Scanlon)

INDEX TO EXHIBITS

All exhibits are incorporated herein by reference:

2.1	Agreement and Plan of Merger dated March 13, 2015 among IOS Holdings, Inc., L.B. Foster Company, L.B. Foster Raven Merger Company and IOS Holding Company LLC, solely in its capacity as the representative of IOS’s shareholders is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K/A, File No. 0-10436, filed on March 16, 2015.
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 0-10436, filed on May 13, 2003.
3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 0-10436, filed on November 8, 2012.
4.1	Rights Agreement, amended and restated as of November 19, 2012, between L.B. Foster Company and American Stock Transfer & Trust Company, including the form of Rights Certificate and the Summary of Rights attached thereto, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on November 20, 2012.
10.1	$335,000,000 Amended and Restated Credit Agreement dated March 13, 2015, between Registrant and PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A, File No. 0-10436, filed on March 16, 2015.
10.2 **	Employment Agreement with Robert P. Bauer, dated January 18, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on January 23, 2012.
10.3 **	2006 Omnibus Incentive Plan, as amended and restated October 30, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 0-10436, filed on February 27, 2014.
10.4 **	Amended Form of Restricted Stock Agreement (for grants made on or after December 23, 2011), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on December 21, 2011.
10.5 **	Restricted Stock Agreement between Registrant and David J. Russo dated May 28, 2010, incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on June 1, 2010.
10.6 **	Retention Performance Share Unit Award Agreement between Registrant and David R. Sauder dated March 15, 2011, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-10436, filed on March 15, 2012.
10.7 **	Form of Performance Share Unit Award Agreement (2013), incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-10436, filed on March 8, 2013.
10.8 **	Form of Performance Share Unit Award Agreement (2014), incorporated by reference to Exhibit 10.10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 0-10436, filed on February 27, 2014
10.9 **	Executive Annual Incentive Compensation Plan (as Amended and Restated), incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 12, 2013.
10.10 **	Amended and Restated Key Employee Separation Plan, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-10436, filed on March 8, 2013.

10.11 **	Restated Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 0-10436, filed on August 9, 2012.
10.12 **	Medical Reimbursement Plan (MRP1) effective January 1, 2006, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-10436, filed on March 16, 2011.
10.13 **	Medical Reimbursement Plan (MRP2) effective January 1, 2006, incorporated by reference to Exhibit 10.45.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-10436, filed on March 16, 2011.
10.14 **	Amendments to MRP2, incorporated by reference to Exhibit 10.45.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-10436, filed on March 16, 2011.
10.15 **	Leased Vehicle Plan as amended and restated on September 1, 2007, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-10436, filed on March 16, 2011.
10.16 **	2014 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 0-10436, filed May 5, 2014.
10.17 **	Form of 2014 Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 0-10436, filed May 5, 2014.
10.18 **	Retirement and Consulting Agreement and Non-Competition and Non-Solicitation Agreement dated June 20, 2014 between L.B. Foster Company and Donald L. Foster, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on June 20, 2014.
10.19 **	Release Agreement dated June 20, 2014 between L.B. Foster Company and Donald L. Foster, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on June 20, 2014.
10.20 **	2015 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 6, 2015.
10.21 **	2015 Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 6, 2015.
10.22 **	2015 Performance Share Unit Program (2015-2017), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 6, 2015.
*10.23**	Long Term Incentive Performance Share Unit Program (2016-2018).
*10.24**	Form of Performance Share Unit Award Agreement (2016-2018).
*10.25**	Form of Restricted Stock Award Agreement (2016).
*10.26**	2016 Executive Annual Incentive Compensation Plan.
*10.27**	2016 Free Cash Flow Program.
10.28	Agreement dated February 12, 2016, among L. B. Foster Company, Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners Special Opportunities, L.P. II, Legion Partners Holdings, LLC, Legion Partners Asset Management, LLC, Legion Partners Holdings, LLC, Bradley S. Vizi, Christopher S. Kiper, and Raymond White, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on February 17, 2016.

10.29	Confidentiality Agreement dated February 12, 2016, among L.B. Foster Company, Legion Partners, L.P. I, Legion Partners, L.P. II, Legion Partners Special Opportunities, L.P. II, Legion Partners Holdings, LLC, Legion Partners Asset Management, LLC, Legion Partners Holdings, LLC, Bradley S. Vizi, Christopher S. Kiper, Raymond White, David A. Katz, and Justin Albert incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on February 17, 2016
*21	List of Subsidiaries
*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Exhibits are filed herewith.
**	Exhibit represents a management contract or compensatory plan, contract or arrangement required to be filed as Exhibits to this Annual Report on Form 10-K.