Form 10-Q
period 2016-03-31
FOSTER L B CO
filed 2016-05-04
CIK 352825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2016
Common Stock, Par Value $.01	10,342,647 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,883	$33,312
Accounts receivable - net	74,808	78,487
Inventories - net	92,204	96,396
Prepaid income tax	5,638	1,131
Other current assets	7,285	5,148

Total current assets	210,818	214,474
Property, plant, and equipment - net	126,012	126,745
Other assets:
Goodwill	81,554	81,752
Other intangibles - net	131,334	134,927
Deferred tax assets	226	226
Investments	5,124	5,321
Other assets	3,037	3,215

Total assets	$558,105	$566,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,246	$55,804
Deferred revenue	8,352	6,934
Accrued payroll and employee benefits	7,327	10,255
Accrued warranty	8,731	8,755
Current maturities of long-term debt	1,338	1,335
Other accrued liabilities	10,034	8,563

Total current liabilities	82,028	91,646
Long-term debt	173,573	167,419
Deferred tax liabilities	8,079	8,926
Other long-term liabilities	15,574	15,837
Stockholders’ equity:
Common stock, par value $.01, authorized 20,000,000 shares; shares issued at March 31, 2016 and December 31, 2015, 11,115,779; shares outstanding at March 31, 2016 and December 31, 2015, 10,245,521 and 10,221,006, respectively	111	111
Paid-in capital	44,960	46,681
Retained earnings	273,325	276,571
Treasury stock - at cost, common stock, shares at March 31, 2016 and December 31, 2015, 870,258 and 894,773, respectively	(21,366)	(22,591)
Accumulated other comprehensive loss	(18,179)	(17,940)

Total stockholders’ equity	278,851	282,832

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$558,105	$566,660

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Sales of goods	$107,915	$122,796
Sales of services	18,395	15,111

Total sales	126,310	137,907
Cost of goods sold	86,393	96,194
Cost of services sold	15,957	11,060

Total cost of sales	102,350	107,254

Gross profit	23,960	30,653

Selling and administrative expenses	22,817	22,251
Amortization expense	3,266	2,157
Interest expense	1,170	613
Interest income	(55)	(57)
Equity in loss (income) of nonconsolidated investments	196	(173)
Other expense (income)	715	(803)

	28,109	23,988

(Loss) income before income taxes	(4,149)	6,665
Income tax (benefit) expense	(1,317)	2,380

Net (loss) income	$(2,832)	$4,285

Basic (loss) earnings per common share	$(0.28)	$0.42

Diluted (loss) earnings per common share	$(0.28)	$0.41

Dividends paid per common share	$0.04	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Net (loss) income	$(2,832)	$4,285

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	653	(4,387)
Unrealized loss on cash flow hedges, net of tax benefit of $612	(968)	—
Reclassification of pension liability adjustments to earnings, net of tax expense of $39 and $46*	76	89

Other comprehensive loss, net of tax	(239)	(4,298)

Comprehensive loss	$(3,071)	$(13)

*	Reclassifications out of accumulated other comprehensive income for pension obligations are charged to selling and administrative expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,832)	$4,285
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Deferred income taxes	(219)	(206)
Depreciation	3,727	2,619
Amortization	3,266	2,157
Equity loss (income)	196	(173)
Loss on sales and disposals of property, plant, and equipment	71	—
Share-based compensation	(252)	620
Excess income tax deficiency (benefit) from share-based compensation	76	(310)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,274	16,044
Inventories	4,101	(8,276)
Other current assets	(2,095)	(1,059)
Prepaid income tax	(4,630)	(745)
Other noncurrent assets	144	(1,429)
Dividends from LB Pipe & Coupling Products, LLC	—	90
Accounts payable	(9,227)	(12,478)
Deferred revenue	1,463	(1,083)
Accrued payroll and employee benefits	(2,968)	(5,540)
Other current liabilities	(31)	(1,928)
Other liabilities	(171)	(17)

Net cash used by operating activities	(5,107)	(7,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	97	4
Capital expenditures on property, plant, and equipment	(3,125)	(4,466)
Acquisitions, net of cash acquired	—	(189,200)
Loan to equity method investment	(575)	—

Net cash used by investing activities	(3,603)	(193,662)

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(37,142)	(28,084)
Proceeds from debt	43,304	219,891
Proceeds from exercise of stock options and stock awards	—	68
Financing fees	—	(1,670)
Treasury stock acquisitions	(168)	(962)
Cash dividends on common stock paid to shareholders	(414)	(416)
Excess income tax (deficiency) benefit from share-based compensation	(76)	310

Net cash provided by financing activities	5,504	189,137

Effect of exchange rate changes on cash and cash equivalents	777	(2,520)
Net decrease in cash and cash equivalents	(2,429)	(14,474)
Cash and cash equivalents at beginning of period	33,312	52,024

Cash and cash equivalents at end of period	$30,883	$37,550

Supplemental disclosure of cash flow information:
Interest paid	$1,056	$288

Income taxes paid	$3,585	$3,551

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

1. FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The year-end Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new accounting requirements include the accounting for, presentation of, and classification of leases. The guidance will result in most leases being capitalized as a right of use asset with a related liability on our balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is in the process of analyzing the impact of ASU 2016-02 on our financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718).” This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is in the process of analyzing the impact of ASU 2016-09 on our financial position and results of operations.

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

The following table illustrates revenues and profits from operations of the Company by segment for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Net Sales	Segment Profit (loss)	Net Sales	Segment Profit
Rail Products and Services	$64,292	$741	$77,676	$6,072
Construction Products	31,880	448	34,290	1,228
Tubular and Energy Services	30,138	(1,927)	25,941	1,958

Total	$126,310	$(738)	$137,907	$9,258

Segment profits (losses) from operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of generally 1% per month. There has been no change in the measurement of segment profit from operations from December 31, 2015. The internal cost of capital charges are eliminated during the consolidation process.

The following table provides a reconciliation of reportable segment net profit from operations to the Company’s consolidated total:

	Three Months Ended
	March 31,
	2016	2015
(Loss) income for reportable segments	$(738)	$9,258
Interest expense	(1,170)	(613)
Interest income	55	57
Other (expense) income	(715)	803
LIFO income (expense)	73	(6)
Equity in (loss) income of nonconsolidated investments	(196)	173
Corporate expense, cost of capital elimination, and other unallocated charges	(1,458)	(3,007)

(Loss) Income before income taxes	$(4,149)	$6,665

3. ACQUISITIONS

TEW Plus, LTD

On November 23, 2015, the Company acquired the 75% balance of the remaining shares of TEW Plus, LTD (“Tew Plus”) for $2,130, net of cash acquired. Headquartered in Nottingham, UK, Tew Plus provides telecommunications and security systems to the railway and commercial markets. Their offerings include full installation services including: design; project management; survey; and commissioning along with future maintenance. The results of Tew Plus’ operations are included within the Rail Products and Services segment from the date of acquisition.

Inspection Oilfield Services

On March 13, 2015, the Company acquired IOS Holdings, Inc. (“IOS” or “test and inspection services”) for $167,404, net of cash acquired and a net working capital receivable adjustment of $2,363. The purchase agreement includes an earn-out provision for the seller to generate an additional $60,000 of proceeds upon achieving certain levels of EBITDA during the three year period beginning on January 1, 2015. The Company has not accrued an estimated earn-out obligation based upon a probability weighted valuation model of the projected EBITDA results, which indicates that the minimum target will not be achieved. Approximately $7,600 of the purchase price relates to amounts held in escrow to satisfy potential indemnity claims made under the purchase agreement. Headquartered in Houston, TX, IOS is a leading independent provider of tubular management services with operations in every significant oil and gas producing region in the continental United States. The acquisition is included within our Tubular and Energy Services segment from the date of acquisition.

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

Acquisition Summary

Each transaction was accounted for under the acquisition method of accounting under U.S. generally accepted accounting principles which requires an acquiring entity to recognize, with limited exceptions, all of the assets acquired and liabilities assumed in a transaction at fair value as of the acquisition date. Goodwill primarily represents the value paid for each acquisition’s enhancement to the Company’s product and service offerings and capabilities, as well as a premium payment related to the ability to control the acquired assets. The Company has concluded that intangible assets and goodwill values resulting from the IOS, Tew, and Tew Plus transactions will not be deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Allocation of Purchase Price	November 23, 2015 - Tew Plus	March 13, 2015 - IOS		January 13, 2015 - Tew
Current assets	$4,420	$19,877		$12,125
Other assets	—	708		—
Property, plant, and equipment	47	51,453		2,398
Goodwill	822	69,908	*	8,772
Other intangibles	1,074	50,354		14,048
Liabilities assumed	(3,597)	(23,596)		(6,465)

Total	$2,766	$168,704		$30,878

*	- As a result of the impact of the downturn within the energy markets, the expectations of a prolonged period before recovery, and the reduction in active U.S. land oil rig count, the Company performed an interim test for impairment of goodwill during the third quarter of 2015 which resulted in the full impairment of goodwill related to the IOS acquisition.

The following table summarizes the estimates of the fair values of the identifiable intangible assets acquired:

Intangible Asset	November 23, 2015 - Tew Plus	March 13, 2015 - IOS	January 13, 2015 - Tew
Trade name	$—	$2,641	$870
Customer relationships	817	41,171	10,035
Technology	203	4,364	2,480
Non-competition agreements	54	2,178	663

Total identified intangible assets	$1,074	$50,354	$14,048

The purchase allocation for Tew Plus is based on a preliminary valuation. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement recognized for assets and liabilities assumed, the Company will recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table represents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance at December 31, 2015	$48,188	$5,147	$28,417	$81,752
Foreign currency translation impact	(198)	—	—	(198)

Balance at March 31, 2016	$47,990	$5,147	$28,417	$81,554

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. No goodwill impairment test was required in connection with these evaluations for the three months ended March 31, 2016. The Company continues to monitor the recoverability of the long-lived assets associated with certain of the Company’s reporting units and the long-term financial projections of the businesses. Sustained declines in the markets they serve may result in future long-lived asset impairment.

The following table represents the gross other intangible assets balance by reportable segment:

	2016	2015
Rail Products and Services	$58,878	$59,226
Construction Products	1,348	1,348
Tubular and Energy Services	98,166	98,166

	$158,392	$158,740

The components of the Company’s intangible assets are as follows:

	March 31, 2016
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$6,968	$(3,008)	$3,960
Patents	10	390	(136)	254
Customer relationships	16	94,069	(9,954)	84,115
Supplier relationships	5	350	(350)	—
Trademarks and trade names	13	14,230	(3,329)	10,901
Technology	13	42,385	(10,281)	32,104

		$158,392	$(27,058)	$131,334

	December 31, 2015
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$6,984	$(2,495)	$4,489
Patents	10	378	(124)	254
Customer relationships	16	94,338	(8,441)	85,897
Supplier relationships	5	350	(335)	15
Trademarks and trade names	13	14,252	(3,025)	11,227
Technology	13	42,438	(9,393)	33,045

		$158,740	$(23,813)	$134,927

Intangible assets are amortized over their useful lives ranging from 2 to 25 years, with a total weighted average amortization period of approximately 14 years at March 31, 2016. Amortization expense for the three-month periods ended March 31, 2016 and 2015 was $3,266 and $2,157, respectively.

Estimated amortization expense for the remainder of 2016 and thereafter is as follows:

Amortization Expense
2016	$9,780
2017	12,165
2018	11,833
2019	11,102
2020	10,670
2021 and thereafter	75,784

$131,334

5. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable at March 31, 2016 and December 31, 2015 have been reduced by an allowance for doubtful accounts of $1,450 and $1,485, respectively.

6. INVENTORIES

Inventories at March 31, 2016 and December 31, 2015 are summarized in the following table:

	March 31, 2016	December 31, 2015
Finished goods	$54,969	$62,547
Work-in-process	21,859	20,178
Raw materials	21,124	19,492

Total inventories at current costs	97,952	102,217
Less: LIFO reserve	(5,748)	(5,821)

	$92,204	$96,396

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

As of March 31, 2016 and December 31, 2015, the Company had a nonconsolidated equity method investment of $4,996 and $5,246, respectively, in the LB Pipe JV and other equity investments totaling $128 and $75, respectively.

The Company recorded equity in the loss of the LB Pipe JV of $250 and equity in the income of the LB Pipe JV of $189 for the three months ended March 31, 2016 and 2015, respectively. During the three-month period ending March 31, 2015, the Company received cash distributions of $90. There were no changes to the members’ ownership interests as a result of the distribution. During the three months ended March 31, 2016 the Company and the other 45% member each executed a revolving line of credit with the LB Pipe JV with an available limit of $750. At March 31, 2016, the Company and the other 45% member each loaned $575 to the LB Pipe JV in an effort to maintain compliance with the LB Pipe JV’s debt covenants with an unaffiliated bank. The Company’s loan with the LB Pipe JV matures on December 15, 2016.

The Company’s exposure to loss results from its capital contributions and loans, net of the Company’s share of the LB Pipe JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the LB Pipe JV for its operations, which is described below. The carrying amounts with the maximum exposure to loss of the Company at March 31, 2016 and December 31, 2015, respectively, are as follows:

	March 31,	December 31,
	2016	2015
LB Pipe JV equity method investment	$4,996	$5,246
Loan receivable	575	—
Net investment in direct financing lease	960	995

	$6,531	$6,241

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

The following is a schedule of the direct financing minimum lease payments for the remainder of 2016 and the years 2017 and thereafter:

Minimum Lease Payments
2016	$96
2017	140
2018	150
2019	574

$960

8. LONG-TERM DEBT

United States

Long-term debt consists of the following:

	March 31,	December 31,
	2016	2015
Revolving credit facility	$171,495	$165,000
Capital leases and financing agreements	3,416	3,754

Total	174,911	168,754
Less current maturities	1,338	1,335

Long-term portion	$173,573	$167,419

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

At March 31, 2016, L.B. Foster was in compliance with the Credit Agreement’s covenants.

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

At March 31, 2016, L.B. Foster had outstanding letters of credit of approximately $444 and had gross available borrowing capacity of $163,061. The maturity date of the facility is March 13, 2020.

United Kingdom

A subsidiary of the Company has a credit facility with NatWest Bank for its United Kingdom operations which includes an overdraft availability of £1,500 pounds sterling (approximately $2,154 at March 31, 2016). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of March 31, 2016. There was approximately $16 in outstanding guarantees (as defined in the underlying agreement) at March 31, 2016. This credit facility was renewed and amended during the fourth quarter of 2015 to include Tew and Tew Plus as parties to the agreement. All other underlying terms and conditions remained unchanged as a result of the renewal. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review in 2016.

The United Kingdom credit facility contains certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of March 31, 2016. The subsidiary had available borrowing capacity of $2,138 as of March 31, 2016.

9. Fair Value Measurements

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

Cash equivalents - Included within “Cash and cash equivalents” are investments in non-domestic term deposits. The carrying amounts approximate fair value because of the short maturity of the instruments.

LIBOR-Based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps will become effective in February 2017 at which point it will effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. At March 31, 2016 the interest rate swaps were recorded within other accrued liabilities.

	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$3,017	$3,017	$—	$—	$1,939	$1,939	$—	$—

Total assets	$3,017	$3,017	$—	$—	$1,939	$1,939	$—	$—

Interest rate swaps	$1,786	$—	$1,786	$—	$196	$—	$196	$—

Total liabilities	$1,786	$—	$1,786	$—	$196	$—	$196	$—

10. EARNINGS PER COMMON SHARE

(Share amounts in thousands)

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Numerator for basic and diluted earnings per common share - (Loss) income available to common stockholders:
Net (loss) income	$(2,832)	$4,285
Denominator:
Weighted average shares outstanding	10,232	10,259

Denominator for basic earnings per common share	10,232	10,259
Effect of dilutive securities:
Employee stock options	—	2
Other stock compensation plans	—	98

Dilutive potential common shares	—	100

Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,232	10,359

Basic (loss) earnings per common share	$(0.28)	$0.42

Diluted (loss) earnings per common share	$(0.28)	$0.41

Dividends paid per common share	$0.04	$0.04

During the three-month period ended March 31, 2016, there were approximately 47 anti-dilutive shares excluded from the above calculation.

11. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of ($252) and $620 for the three-month periods ended March 31, 2016 and 2015, respectively, related to restricted stock awards and performance unit awards. At March 31, 2016, unrecognized compensation expense for awards that the Company expects to vest approximated $2,448. The Company will recognize this expense over the upcoming three and one-fourth years through June 2019.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares that have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

During the three-month period ended March 31, 2016, the Company recognized reductions in excess tax benefits related to stock-based compensation of $76 and excess tax benefits of $310 for the three-month period ended March 31, 2015. The change in excess income tax benefits have been included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

Stock Option Awards

At March 31, 2016, there were no outstanding and exercisable stock options. During the first quarter of 2015, the remaining 7,500 outstanding stock options were exercised at a weighted average exercise price of $9.08. There were no new grants of stock option awards during the three-month periods ended March 31, 2016 and 2015.

Restricted Stock Awards and Performance Unit Awards

Under the amended and restated 2006 Omnibus Stock Incentive Plan, the Company grants eligible employees restricted stock and performance unit awards. The forfeitable restricted stock awards granted prior to March 2015 generally time-vest after a four year holding period, and those granted subsequent to March 2015 generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock award agreement. Performance unit awards are offered annually under separate three-year long-term incentive plans. Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan. If the Company’s estimate of the number of performance stock awards expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

During the quarter ended March 31, 2016, the Compensation Committee approved the 2016 Performance Share Unit Program, the Executive Annual Incentive Compensation Plan (consisting of cash and equity components) and the 2016 Free Cash Flow Program (cash award only). The Compensation Committee also certified the actual performance achievement of participants in the 2013 Performance Share Unit Program. Actual performance resulted in no payout relative to the target performance metrics.

The following table summarizes the restricted stock award and performance unit award activity for the period ended March 31, 2016:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	93,817	35,999	$39.66

Granted	43,283	129,844	12.59
Vested	(35,953)	—	29.45
Adjustment for incentive awards not expected to vest	—	(93,103)	24.79
Canceled	(5,021)	(9,050)	17.14

Outstanding at March 31, 2016	96,126	63,690	$22.67

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

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three-month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015
Service cost	$9	$10
Interest cost	186	185
Expected return on plan assets	(179)	(204)
Recognized net actuarial loss	69	69

Net periodic pension cost	$85	$60

The Company does not expect to contribute to its United States defined benefit plans in 2016.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three-month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015
Interest cost	$75	$76
Expected return on plan assets	(84)	(83)
Amortization of prior service costs and transition amount	5	5
Recognized net actuarial loss	39	58

Net periodic pension cost	$35	$56

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of approximately $270 are anticipated to the United Kingdom L.B. Foster Rail Technologies, Inc. pension plan during 2016. For the three months ended March 31, 2016, the Company contributed approximately $70 to the plan.

Defined Contribution Plans

The Company sponsors eight defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	March 31,
	2016	2015
United States	$691	$682
Canada	50	59
United Kingdom	58	83

	$799	$824

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

Warranty Liability
Balance at December 31, 2015	$8,755
Additions to warranty liability	269
Warranty liability utilized	(293)

Balance at March 31, 2016	$8,731

Included within the above table are concrete tie warranty reserves of approximately $7,461 and $7,544 as of March 31, 2016 and December 31, 2015, respectively.

Union Pacific Railroad (UPRR) Concrete Tie Matter

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

2016

During the first three months of 2016, there were no material changes to the UPRR matter and the parties continue conducting discovery. The Company continues to engage in discussions in an effort to resolve the UPRR matter. However, we cannot predict that such discussions will be successful, or that the results of the litigation with UPRR, or any settlement or judgment amounts will reasonably approximate our estimated accruals for loss contingencies. Future potential costs pertaining to UPRR’s claims and the outcome of the UPRR litigation could result in a material adverse effect on our results of operations, financial condition, and cash flows.

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

As of March 31, 2016 and December 31, 2015, the Company maintained environmental reserves approximating $6,612 and $6,640, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance at December 31, 2015	$6,640
Additions to environmental obligations	22
Environmental obligations utilized	(50)

Balance at March 31, 2016	$6,612

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. The resolution, in any reporting period, of one or more of these matters could have a material effect on the Company’s results of operations for that period.

14. INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2016 and 2015 was 31.7% and 35.7%, respectively. The Company’s effective tax rate for the three months ended March 31, 2016 differed from the federal statutory rate of 35% due to state income taxes, U.S. domestic production activities deductions, and operations in foreign jurisdictions with lower statutory tax rates.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share data)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may concern, among other things, L.B. Foster Company’s (“the Company’s”) expectations regarding our strategy, goals, projections and plans regarding our financial position, liquidity and capital resources, the outcome of litigation and product warranty claims, results of operations, decisions regarding our strategic growth initiatives, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: an economic slowdown or a continuation of the current economic slowdown in the markets we serve, the risk of doing business in international markets, a decrease in freight or passenger rail traffic, continued and sustained declines in energy prices, a lack of state or federal funding for new infrastructure projects, an increase in manufacturing or material costs, our ability to effectuate our strategy including evaluating potential opportunities such as strategic acquisitions, joint ventures, and other initiatives, and our ability to effectively integrate new businesses and realize anticipated benefits, costs of and impacts associated with shareholder activism, the timeliness and availability of material from major suppliers, labor disputes, the impact of competition, the effective implementation of an enterprise resource planning system, variances in current accounting estimates and assumptions and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements and manage indebtedness, domestic and international income taxes, foreign currency fluctuations, inflation, the ultimate number of concrete ties that will have to be replaced pursuant to product warranty claims, an overall resolution of the related contract claims, the costs associated with and the outcome of a lawsuit filed by Union Pacific Railroad (“UPRR”), the loss of future revenues from current customers, risks inherent in litigation, and domestic and foreign governmental regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

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

Quarter-to-date Results

	Three Months Ended March 31,		Percent of Total Net Sales Three Months Ended March 31,		Percent Increase/ (Decrease)
	2016	2015	2016	2015	2016 vs. 2015
Net Sales:
Rail Products and Services	$64,292	$77,676	50.9%	56.3%	(17.2)%
Construction Products	31,880	34,290	25.2	24.9	(7.0)
Tubular and Energy Services	30,138	25,941	23.9	18.8	16.2

Total net sales	$126,310	$137,907	100.0%	100.0%	(8.4)%

	Three Months Ended March 31,		Gross Profit Percentage Three Months Ended March 31,		Percent Increase/ (Decrease)
	2016	2015	2016	2015	2016 vs. 2015
Gross Profit:
Rail Products and Services	$13,941	$18,143	21.7%	23.4%	(23.2)%
Construction Products	5,574	6,562	17.5	19.1	(15.1)
Tubular and Energy Services	4,583	6,034	15.2	23.3	(24.0)
LIFO income (expense)	73	(6)	0.1	—	* *
Other	(211)	(80)	(0.2)	(0.1)	163.8

Total gross profit	$23,960	$30,653	19.0%	22.2%	(21.8)%

	Three Months Ended March 31,		Percent of Total Net Sales Three Months Ended March 31,		Percent Increase/ (Decrease)
	2016	2015	2016	2015	2016 vs. 2015
Expenses:
Selling and administrative expenses	$22,817	$22,251	18.1%	16.1%	2.5%
Amortization expense	3,266	2,157	2.6	1.6	51.4
Interest expense	1,170	613	0.9	0.4	90.9
Interest income	(55)	(57)	(0.0)	(0.0)	(3.5)
Equity in loss (income) of nonconsolidated investments	196	(173)	0.2	(0.1)	* *
Other expense (income)	715	(803)	0.6	(0.6)	(189.0)

Total expenses	$28,109	$23,988	22.3%	17.4%	17.2%

(Loss) income before income taxes	$(4,149)	$6,665	(3.3)%	4.8%	(162.3)%
Income tax (benefit) expense	(1,317)	2,380	(1.0)	1.7	(155.3)

Net (loss) income	$(2,832)	$4,285	(2.3)%	3.1%	(166.1)%

**	Results of calculation are not considered meaningful for presentation purposes.

First Quarter 2016 Compared to First Quarter 2015 – Company Analysis

Net sales of $126,310 for the period ended March 31, 2016 decreased by $11,597, or 8.4%, compared to the prior year quarter. The change was attributable to decreases of 17.2% and 7.0%, in Rail Products and Services and Construction Products segment sales, respectively. These decreases were offset by an increase of 16.2% within the Tubular and Energy Services segment.

Gross profit margin for the quarter ended March 31, 2016 was 19.0% or 326 basis points lower than the prior year quarter. The decrease was due to lower margins across each of the segments with the most significant reduction coming from the Energy and Tubular Services segment.

Selling and administrative expenses increased by $566 or 2.5% from the prior year. The increase was primarily driven by $1,300 costs from acquired businesses that were purchased in March 2015 and November 2015 and $880 in litigation related costs for the UPRR matter. The additional costs were partially offset by $1,600 in reductions to incentive compensation.

Amortization increased $1,109, or 51.4%, and interest expense increased by $557, or 90.9%, as a result of acquisitions and the related impact on outstanding debt. Other expense was $715 compared to other income of $803 during the prior year quarter which primarily related to the impact of a weaker U.S. dollar relative to the Canadian dollar in the current year.

The Company’s effective income tax rate from continuing operations for the three-month period ended March, 31, 2016 was 31.7%, compared to 35.7% in the prior year quarter. The Company’s effective income tax rate at March 31, 2016 differed from the federal statutory rate of 35% due to state income taxes, U.S. domestic production activities deductions, and operations in foreign jurisdictions with lower statutory tax rates. The decrease in the Company’s effective income tax rate compared to the prior year quarter was primarily due to a more favorable projected global mix of income.

Net loss for the first quarter of 2016 was $2,832, or $0.28 per diluted share, compared to net income of $4,285, or $0.41 per diluted share, in the prior year quarter.

Results of Operations – Segment Analysis

Rail Products and Services

	Three Months Ended March 31,		Decrease	Percent Decrease
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net Sales	$64,292	$77,676	$(13,384)	(17.2)%

Gross Profit	$13,941	$18,143	$(4,202)	(23.2)%

Gross Profit Percentage	21.7%	23.4%	(1.7)%	(7.3)%

First Quarter 2016 Compared to First Quarter 2015

Rail Products and Services segment sales decreased $13,384 or 17.2% compared to the prior year period. The decline related to reductions across our rail divisions, with the exception of transit product sales. The sales declines were primarily volume driven as we continued to see our customers tighten spending on infrastructure and maintenance. Additionally, due to the ongoing litigation with UPRR, our rail divisions experienced a decline in sales to UPRR of approximately $6,800.

The Rail Products and Services segment produced a 21.7% gross profit percentage during the current quarter. The decline in profitability was primarily related to deleveraging as a result of volume reductions which was exacerbated by unfavorable product mix in the current year.

During the quarter, the Rail Products and Services segment had a reduction in new orders of 40.8% compared to the prior year period. Transit product sales experienced stronger order activity during the first quarter of 2016, however the remaining product lines experienced reductions relative to the prior year quarter. The Company anticipates continued challenges as rail customers react to significantly reduced car loadings.

Construction Products

	Three Months Ended March 31,		Decrease	Percent Decrease
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net Sales	$31,880	$34,290	$(2,410)	(7.0)%

Gross Profit	$5,574	$6,562	$(988)	(15.1)%

Gross Profit Percentage	17.5%	19.1%	(1.6)%	(8.4)%

First Quarter 2016 Compared to First Quarter 2015

Construction Products segment sales decreased $2,410, or 7.0% compared to the prior year period. The decrease relates to weaker sales within each of the divisions. The precast concrete product line had a reduction in sales of $1,614 which negatively impacted each business’ profit margins due to the reduction in volumes and the unfavorable impact on overhead absorption. The fabricated bridge product line was slightly down in sales, however, due to the current project mix, the business experienced stronger profit margins compared to the prior year quarter. The net effect on the segment resulted in a gross profit percentage of 17.5%, or a 164 basis point reduction from the prior year quarter.

During the quarter, the Construction Products segment had a reduction in new orders of 9.3% compared to the prior year period. The decline relates to the piling and bridge product businesses. We are being challenged on pipe piling and H-piling orders within the piling products line due to increasingly competitive pricing influenced by lower steel prices. New orders within the fabricated bridge product line are being negatively impacted by a reduction in available projects due to weaker market conditions.

Tubular and Energy Services

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase/(Decrease)
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net Sales	$30,138	$25,941	$4,197	16.2%

Gross Profit	$4,583	$6,034	$(1,451)	(24.0)%

Gross Profit Percentage	15.2%	23.3%	(8.1)%	(34.8)%

First Quarter 2016 Compared to First Quarter 2015

Tubular and Energy Services segment sales increased $4,197, or 16.2% compared to the prior year period. The increase related to $2,760 from coated services and precision measurement products as well as $1,589 from test and inspection services, partially offset by a reduction in sales of threaded pipe products. The growth in test and inspection sales is attributable to three months of revenue during 2016 compared to a partial month in 2015.

Tubular and Energy Services gross margins reduced by 806 basis points, which was directly impacted by our test and inspection services business which continues to be negatively impacted by the weakness in the upstream oil and gas market. While we continue to reduce costs and probe the market for sales opportunities, profit margins in the test and inspection services business will be challenged for the remainder of the year.

The Tubular and Energy Services segment had a reduction in new orders of 13.2% compared to the prior year period. Orders for coated products were down 43.8% due to a reduction in midstream oil and gas new project lettings.

Other

Segment Backlog

Total Company backlog is summarized by business segment in the following table for the periods indicated:

	Backlog
	March 31,	December 31,	March 31,
	2016	2015	2015
Rail Products and Services	$74,917	$85,199	$124,114
Construction Products	56,991	45,371	75,449
Tubular and Energy Services	22,101	34,137	17,762

Total Backlog	$154,009	$164,707	$217,325

While a considerable portion of our business is backlog driven, certain product lines within the Rail Products and Services and Tubular and Energy Services segments are not driven by backlog and therefore have insignificant levels throughout the year.

Warranty

As of March 31, 2016, the Company maintained a total product warranty reserve of $8,731 for its estimate of all potential product warranty claims. Of this total, $7,461 reflects the current estimate of the Company’s exposure for potential product warranty claims related to concrete tie production. While the Company believes this is a reasonable estimate of its potential contingencies related to identified concrete tie warranty matters, the Company may incur future charges associated with new customer claims or further development of information for existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on the Company’s results of operations and financial condition. See Note 13 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Total debt was $174,911 and $168,754 as of March 31, 2016 and December 31, 2015, respectively.

Our need for liquidity relates primarily to working capital requirements for operations, capital expenditures, joint venture capital obligations, debt service obligations, share repurchases, and dividends.

The change in cash and cash equivalents for the periods ended March 31 are as follows:

	March 31,
	2016	2015
Net cash used by operating activities	$(5,107)	$(7,429)
Net cash used by investing activities	(3,603)	(193,662)
Net cash provided by financing activities	5,504	189,137
Effect of exchange rate changes on cash and cash equivalents	777	(2,520)

Net decrease in cash and cash equivalents	$(2,429)	$(14,474)

Cash Flow from Operating Activities

During the current 2016 period, cash flows used by operating activities of $5,107 compared to a use of $7,429 during the prior year period. For the three months ended March 31, 2016, income, adjustments to income from operating activities, and dividends from the LB Pipe joint venture provided $4,033 compared to $9,082 in the 2015 period. Working capital and other assets and liabilities used $9,140 in the current period compared to a use of $16,511 in the prior year period.

The Company’s calculation for days sales outstanding at March 31, 2016 was 49 days compared to 56 days at December 31, 2015 and we believe our receivables portfolio is strong.

Cash Flow from Investing Activities

Capital expenditures for the three months ended March 31, 2016 and 2015 were $3,125 and $4,466. The current year expenditures related to the Birmingham, AL inside diameter coating line upgrade and application development of the Company’s new enterprise resource planning system. Expenditures for the three months ended March 31, 2015 related primarily to upgrades to the outside diameter coating line of the Birmingham, AL coated products facility as well as general plant and yard improvements across each segment. The Company also loaned $575 to its LB Pipe JV as of March 31, 2016. During the three months ended March 31, 2015, the Company acquired Tew Holdings, LTD. (“Tew”) and IOS. The total purchase price of these acquisitions, net of cash acquired, was $189,200 as of March 31, 2015.

Cash Flow from Financing Activities

During the three months ended March 31, 2016, the Company had an increase in outstanding debt of approximately $6,160 primarily related to drawings against the revolving credit facility to fund working capital requirements. During the three months ended March 31, 2015, the Company had an increase in outstanding debt of approximately $191,800 primarily related to drawings against the revolving credit facility to fund domestic acquisition activity. The Company withheld 11,838 and 19,820 shares for approximately $168 and $962 for the three-month periods ended March 31, 2016 and 2015, respectively, from employees to pay their withholding taxes in connection with the vesting of restricted stock awards. Cash outflows related to dividends were $414 and $416 for the periods ended March 31, 2016 and 2015, respectively.

Financial Condition

As of March 31, 2016, we had $30,883 in cash and cash equivalents and a domestic credit facility with $163,061 of availability while carrying $174,911 in total debt. We believe this liquidity will provide the flexibility to operate the business in a prudent manner, continue to service our revolving debt facility, and weather a continued downturn in our markets.

Our priority continues to be short-term maturities and the preservation of our principal balances. Approximately $29,107 of our cash and cash equivalents was held in non-domestic bank accounts, and is not available to fund domestic operations unless repatriated. It is management’s intent to indefinitely reinvest such funds outside of the United States.

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

At March 31, 2016, the Company was in compliance with the Amended Credit Agreement’s covenants. The Company anticipates working with its lenders to amend the Leverage Ratio definition during the second quarter to ensure continued compliance with the financial covenants. The Amended Credit Agreement matures on March 13, 2020.

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

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps will become effective in February 2017 at which point it will effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. At March 31, 2016, the swap liability was $1,786 compared to $196 as of December 31, 2015.

Critical Accounting Policies

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that, in its opinion, is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to reach opinions regarding estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has reached its opinions regarding the best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2015. A summary of the Company’s critical accounting policies and estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations, and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2015 is included in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to these off-balance sheet arrangements during the current quarter. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.

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

As of March 31, 2016, the Company recorded a current liability of $1,786 related to its LIBOR-based interest rate swap agreements.

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the three-month period ended March 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

We are in the process of integrating the IOS Holdings, Inc. and Tew Plus, Ltd. businesses. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to these businesses as the integration proceeds. Similarly, beginning April 1, 2016, we are transitioning certain product lines into a new enterprise resource planning (“ERP”) system. As such, the integration of recent acquisitions and ERP transition may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

(Dollars in thousands, except share data)

Item 1. Legal Proceedings

See Note 13, “Commitments and Contingent Liabilities,” of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. You should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 1, 2016, which could materially affect our business, financial condition, financial results, or future performance. The risks described in our Annual Report on Form 10-K and quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition, and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of equity securities for the three-month period ended March 31, 2016 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2016 - January 31, 2016	—	$—	—	$30,000
February 1, 2016 - February 29, 2016	5,435	11.43	—	30,000
March 1, 2016 - March 31, 2016	6,403	16.57	—	30,000

Total	11,838	$14.21	—	$30,000

(1)	Shares withheld by the Company to pay taxes upon vesting of restricted stock.

(2)	On December 9, 2015, the Board of Directors authorized the repurchase of up to $30,000 of the Company’s common shares until December 31, 2017. This authorization became effective January 1, 2016.

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

L.B. FOSTER COMPANY
(Registrant)

Date: May 4, 2016	By: /s/ David J. Russo
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