Form 10-Q
period 2016-06-30
FOSTER L B CO
filed 2016-08-09
CIK 352825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2016
Common Stock, Par Value $.01	10,383,765 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,805	$33,312
Accounts receivable - net	81,396	78,487
Inventories - net	95,150	96,396
Prepaid income tax	5,197	1,131
Other current assets	6,779	5,148

Total current assets	221,327	214,474
Property, plant, and equipment - net	108,625	126,745
Other assets:
Goodwill	23,972	81,752
Other intangibles - net	70,420	134,927
Deferred tax assets	37,794	226
Investments	4,638	5,321
Other assets	3,240	3,215

Total assets	$470,016	$566,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,280	$55,804
Deferred revenue	9,154	6,934
Accrued payroll and employee benefits	7,612	10,255
Accrued warranty	8,749	8,755
Current maturities of long-term debt	1,335	1,335
Other accrued liabilities	11,380	8,563

Total current liabilities	96,510	91,646
Long-term debt	167,030	167,419
Deferred tax liabilities	6,968	8,926
Other long-term liabilities	15,447	15,837
Stockholders’ equity:
Common stock, par value $.01, authorized 20,000,000 shares; shares issued at June 30, 2016 and December 31, 2015, 11,115,779; shares outstanding at June 30, 2016 and December 31, 2015, 10,296,139 and 10,221,006, respectively	111	111
Paid-in capital	44,003	46,681
Retained earnings	180,914	276,571
Treasury stock - at cost, common stock, shares at June 30, 2016 and December 31, 2015, 819,640 and 894,773, respectively	(19,747)	(22,591)
Accumulated other comprehensive loss	(21,220)	(17,940)

Total stockholders’ equity	184,061	282,832

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$470,016	$566,660

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Sales of goods	$118,070	$146,780	$225,985	$269,576
Sales of services	17,924	24,639	36,319	39,750

Total net sales	135,994	171,419	262,304	309,326
Cost of goods sold	92,638	114,793	179,031	210,987
Cost of services sold	15,543	19,537	31,500	30,596

Total cost of sales	108,181	134,330	210,531	241,583

Gross profit	27,813	37,089	51,773	67,743

Selling and administrative expenses	23,317	24,278	46,134	46,528
Amortization expense	2,789	3,456	6,055	5,613
Asset impairments	128,938	—	128,938	—
Interest expense	1,652	1,288	2,822	1,901
Interest income	(52)	(37)	(107)	(94)
Equity in loss of nonconsolidated investments	487	186	683	13
Other expense (income)	107	95	822	(708)

	157,238	29,266	185,347	53,253

(Loss) income before income taxes	(129,425)	7,823	(133,574)	14,490
Income tax (benefit) expense	(37,429)	2,461	(38,746)	4,841

Net (loss) income	$(91,996)	$5,362	$(94,828)	$9,649

Basic (loss) earnings per common share	$(8.96)	$0.52	$(9.25)	$0.94

Diluted (loss) earnings per common share	$(8.96)	$0.52	$(9.25)	$0.93

Dividends paid per common share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net (loss) income	$(91,996)	$5,362	$(94,828)	$9,649

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,660)	2,901	(2,007)	(1,486)
Unrealized loss on cash flow hedges, net of tax benefit of $291 and $903	(455)	—	(1,423)	—
Reclassification of pension liability adjustments to earnings, net of tax expense of $38, $47 and $77, $93*	74	92	150	181

Other comprehensive (loss) income, net of tax	(3,041)	2,993	(3,280)	(1,305)

Comprehensive (loss) income	$(95,037)	$8,355	$(98,108)	$8,344

*	Reclassifications out of accumulated other comprehensive income for pension obligations are charged to selling and administrative expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(94,828)	$9,649
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Deferred income taxes	(38,475)	(425)
Depreciation	7,325	6,775
Amortization	6,055	5,613
Asset impairments	128,938	—
Equity loss in nonconsolidated investments	683	13
Loss on sales and disposals of property, plant, and equipment	240	57
Share-based compensation	555	1,896
Excess income tax deficiency (benefit) from share-based compensation	124	(310)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,755)	6,524
Inventories	(231)	(7,832)
Other current assets	(959)	(103)
Prepaid income tax	(4,262)	(948)
Other noncurrent assets	(60)	(1,257)
Dividends from LB Pipe & Coupling Products, LLC	—	90
Accounts payable	3,784	(13,101)
Deferred revenue	2,412	(1,073)
Accrued payroll and employee benefits	(2,658)	(5,699)
Other current liabilities	812	(1,113)
Other liabilities	(145)	(690)

Net cash provided (used) by operating activities	6,555	(1,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	768	163
Capital expenditures on property, plant, and equipment	(5,070)	(8,246)
Acquisitions, net of cash acquired	—	(193,871)
Loans and capital contributions to equity method investment	(575)	(61)

Net cash used by investing activities	(4,877)	(202,015)

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(68,174)	(62,247)
Proceeds from debt	67,789	254,291
Proceeds from exercise of stock options and stock awards	—	68
Financing fees	(712)	(1,670)
Treasury stock acquisitions	(265)	(962)
Cash dividends on common stock paid to shareholders	(829)	(831)
Excess income tax (deficiency) benefit from share-based compensation	(124)	310

Net cash (used) provided by financing activities	(2,315)	188,959

Effect of exchange rate changes on cash and cash equivalents	130	(1,473)
Net decrease in cash and cash equivalents	(507)	(16,463)
Cash and cash equivalents at beginning of period	33,312	52,024

Cash and cash equivalents at end of period	$32,805	$35,561

Supplemental disclosure of cash flow information:
Interest paid	$2,211	$1,471

Income taxes paid	$3,987	$6,379

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718).” This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is in the process of analyzing the impact of ASU 2016-09 on our financial position and results of operations.

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

The following table illustrates revenues and profits (losses) from operations of the Company by segment for the periods indicated:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Net Sales	Segment Profit (loss)	Net Sales	Segment Profit (loss)
Rail Products and Services	$67,503	$(25,168)	$131,795	$(24,427)
Construction Products	40,348	3,944	72,228	4,392
Tubular and Energy Services	28,143	(102,983)	58,281	(104,910)

Total	$135,994	$(124,207)	$262,304	$(124,945)

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products and Services	$86,882	$6,413	$164,558	$12,485
Construction Products	49,516	5,158	83,806	6,386
Tubular and Energy Services	35,021	358	60,962	2,316

Total	$171,419	$11,929	$309,326	$21,187

Segment profits (losses) from operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of generally 1% per month. There has been no change in the measurement of segment profit from operations from December 31, 2015. The internal cost of capital charges are eliminated during the consolidation process.

The following table provides a reconciliation of reportable segment net profit from operations to the Company’s consolidated total:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Loss) income for reportable segments	$(124,207)	$11,929	$(124,945)	$21,187
Interest expense	(1,652)	(1,288)	(2,822)	(1,901)
Interest income	52	37	107	94
Other (expense) income	(107)	(95)	(822)	708
LIFO income	452	406	525	400
Equity in loss of nonconsolidated investments	(487)	(186)	(683)	(13)
Corporate expense, cost of capital elimination, and other unallocated charges	(3,476)	(2,980)	(4,934)	(5,985)

(Loss) income before income taxes	$(129,425)	$7,823	$(133,574)	$14,490

The following table illustrates assets of the Company by segment:

	June 30, 2016	December 31, 2015
Rail Products and Services	$199,217	$241,222
Construction Products	90,382	86,335
Tubular and Energy Services	112,465	216,715
Unallocated corporate assets	67,952	22,388

Total	$470,016	$566,660

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

Inspection Oilfield Services

On March 13, 2015, the Company acquired IOS Holdings, Inc. (“IOS” or “test and inspection services”) for $167,404, net of cash acquired and a net working capital receivable adjustment of $2,363. The purchase agreement includes an earn-out provision for the seller to generate an additional $60,000 of proceeds upon achieving certain levels of EBITDA during the three-year period beginning on January 1, 2015. The Company has not accrued an estimated earn-out obligation based upon a probability weighted valuation model of the projected EBITDA results, which indicates that the minimum target will not be achieved. Approximately $7,600 of the purchase price relates to amounts held in escrow to satisfy potential indemnity claims made under the purchase agreement. Headquartered in Houston, TX, IOS is a leading independent provider of tubular management services with operations in every significant oil and gas producing region in the continental United States. The results of IOS’ operations are included within our Tubular and Energy Services segment from the date of acquisition.

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

Acquisition Summary

Each transaction was accounted for under the acquisition method of accounting under U.S. generally accepted accounting principles, which requires an acquiring entity to recognize, with limited exceptions, all of the assets acquired and liabilities assumed in a transaction at fair value as of the acquisition date. Goodwill primarily represents the value paid for each acquisition’s enhancement to the Company’s product and service offerings and capabilities, as well as a premium payment related to the ability to control the acquired assets. The Company has concluded that intangible assets and goodwill values resulting from the IOS, Tew, and Tew Plus transactions are not deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Allocation of Purchase Price	November 23, 2015 - Tew Plus	March 13, 2015 - IOS		January 13, 2015 - Tew
Current assets	$4,420	$19,877		$12,125
Other assets	—	708		—
Property, plant, and equipment	47	51,453	*	2,398
Goodwill	822	69,908	*	8,772
Other intangibles	1,074	50,354	*	14,048
Liabilities assumed	(3,597)	(23,596)		(6,465)

Total	$2,766	$168,704		$30,878

*	- As a result of the impact of the downturn within the energy markets, the expectations of a prolonged period before recovery, and the reduction in active U.S. land oil rig count, the Company performed an interim test for impairment of goodwill during the third quarter of 2015 that resulted in the full impairment of goodwill related to the IOS acquisition. Additionally, during the second quarter of 2016, the Company performed an interim impairment test due to further deterioration in projections that resulted in impairment of property, plant, and equipment and intangible assets as described in Notes 4 and 5.

The following table summarizes the estimates of the fair values of the identifiable intangible assets acquired:

Intangible Asset	November 23, 2015 - Tew Plus	March 13, 2015 - IOS		January 13, 2015 - Tew
Trade name	$—	$2,641		$870
Customer relationships	817	41,171		10,035
Technology	203	4,364		2,480
Non-competition agreements	54	2,178		663

Total identified intangible assets	$1,074	$50,354	**	$14,048

**	- See Note 5 regarding intangible asset impairments.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment at June 30, 2016 and December 31, 2015 consist of the following:

	June 30,	December 31,
	2016	2015
Land	$14,592	$17,054
Improvements to land and leaseholds	16,598	16,590
Buildings	33,252	39,366
Machinery and equipment, including equipment under capitalized leases	116,470	118,677
Construction in progress	4,917	11,844

	185,829	203,531

Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	77,204	76,786

	$108,625	$126,745

We review our property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. Due to the deterioration in projected results from the IOS subsidiary within the Tubular and Energy Services segment, the undiscounted cash flows were unable to support the carrying value of the asset group. The Company utilized level 3 unobservable inputs, specifically, the discounted cash flow method, to determine the expected net cash flows generated by the continued use of the assets. As a result of the testing, the Company recorded a non-cash impairment of $14,956 during the period ended June 30, 2016. The impairment is included within “Asset impairments” caption of the Condensed Consolidated Statements of Operations. The results of the impairment analysis are substantially complete and will be finalized during the third quarter 2016.

5. GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

The following table represents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance at December 31, 2015	$48,188	$5,147	$28,417	$81,752
Foreign currency translation impact	(867)	—	—	(867)
Disposition	(154)	—	—	(154)
Impairment charges	(28,342)	—	(28,417)	(56,759)

Balance at June 30, 2016	$18,825	$5,147	$—	$23,972

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. During the current quarter, various reporting units underperformed against their projections and revised their forecasts downward. The revised forecasts, which were primarily attributable to weakness in the rail and energy markets, indicated longer recovery horizons than we previously projected. In connection with the revisions to the longer term projections and a substantial decline in market capitalization, the Company concluded that these qualitative factors indicated that there was a more likely than not risk that the carrying value of goodwill exceeded its fair value.

As a result of the Company’s qualitative review, with the assistance of an independent valuation firm, the Company performed a quantitative interim test for impairment of goodwill as of June 1, 2016. The valuation included the use of both the income and market approaches. Greater weighting was applied to the income approach as the Company believes it is the most reliable indication of value as it captures forecasted revenues and earnings for the reporting units in the projection period that the market approach may not directly incorporate. In addition, a lack of comparable market transactions in recent months has limited the availability of information necessary for the market approach.

The results of the test indicated that the Rail Technologies (within the Rail Products and Services segment), Chemtec (or “precision measurement systems”), and coated services (Chemtec and coated services are within the Tubular and Energy Services segment) reporting units’ respective fair values were less than their carrying value. All other reporting units that maintain goodwill substantially exceeded their carrying value and were not at risk of impairment. As a result of the continued weakness in the commodity cycles impacting the energy and rail markets, the near term projections of these reporting units have deteriorated and the expected future growth of the Rail Technologies, Chemtec, and coated services reporting units was determined to be insufficient to support the carrying values.

The Company determined the implied fair values of the Rail Technologies, Chemtec, and coated services reporting units by using level 3 unobservable inputs, which incorporated assumptions that we believe would be a reasonable market participant’s view in a hypothetical purchase, to develop the discounted cash flows of the respective reporting units. Significant level 3 inputs included the projected revenue and cost growth rates, capital expenditures, and weighted average costs of capital assumptions. The resulting fair values of each reporting unit were allocated to the assets and liabilities of the respective reporting unit as if each reporting unit had been acquired in business combinations as of the test date and the fair value was the purchase price paid to acquire each reporting unit. The results of the step 2 analysis indicated that the carrying amounts of the goodwill of Rail Technologies, Chemtec, and coated services exceeded the implied fair values of that goodwill. Accordingly, the Company recognized a non-cash goodwill impairment of $56,759, which represented the full impairment of goodwill within the Chemtec and coated services reporting units and approximately 60% of the Rail Technologies goodwill value. The results of the step 2 analysis are substantially complete and will be finalized during the third quarter 2016.

The following table represents the definite-lived other intangible assets balance by reportable segment:

	June 30,	December 31,
	2016	2015
Rail Products and Services	$57,470	$59,226
Construction Products	1,348	1,348
Tubular and Energy Services	31,742	98,166

	$90,560	$158,740

Due to the indicators previously noted, the Company performed recoverability tests on reporting units when it was more likely than not that the carrying value of the long-lived asset group would not be recoverable. The results of our testing indicated that the long-lived assets related to the IOS and Chemtec divisions, within the Tubular and Energy Services segment, had carrying values in excess of the asset groups’ fair value. Based upon level 3 unobservable inputs, the Company incorporated assumptions that we believe would be a reasonable market participant’s view in a hypothetical purchase, to develop the discounted cash flows. Significant level 3 inputs included the projected revenue and cost growth rates, capital expenditures, and weighted average costs of capital assumptions. As a result of the analysis, the Company recorded a $42,982 non-cash impairment of definite-lived intangible assets related to the IOS division and a $14,241 non-cash impairment of definite-lived intangible assets related to the Chemtec division. The results of the impairment analysis are substantially complete and will be finalized during the third quarter 2016.

The components of the Company’s definite-lived intangible assets are as follows:

	June 30, 2016
	Weighted Average Amortization In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,319	$(1,782)	$2,537
Patents	10	387	(142)	245
Customer relationships	17	39,707	(5,518)	34,189
Trademarks and trade names	14	10,199	(2,831)	7,368
Technology	14	35,948	(9,867)	26,081

		$90,560	$(20,140)	$70,420

	December 31, 2015
	Weighted Average Amortization In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$6,984	$(2,495)	$4,489
Patents	10	378	(124)	254
Customer relationships	16	94,338	(8,441)	85,897
Supplier relationships	5	350	(335)	15
Trademarks and trade names	13	14,252	(3,025)	11,227
Technology	13	42,438	(9,393)	33,045

		$158,740	$(23,813)	$134,927

Definite-lived intangible assets are amortized over their useful lives ranging from 2 to 25 years, with a total weighted average amortization period of approximately 15 years at June 30, 2016. Amortization expense for the three-month periods ended June 30, 2016 and 2015 was $2,789 and $3,456, respectively. Amortization expense for the six-month periods ended June 30, 2016 and 2015 was $6,055 and $5,613, respectively.

Estimated amortization expense for the remainder of 2016 and thereafter is as follows:

Amortization Expense
2016	$3,687
2017	7,361
2018	7,256
2019	6,525
2020	6,142
2021 and thereafter	39,449

$70,420

6. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable at June 30, 2016 and December 31, 2015 have been reduced by an allowance for doubtful accounts of $1,417 and $1,485, respectively.

7. INVENTORIES

Inventories at June 30, 2016 and December 31, 2015 are summarized in the following table:

	June 30, 2016	December 31, 2015
Finished goods	$60,185	$62,547
Work-in-process	20,252	20,178
Raw materials	20,009	19,492

Total inventories at current costs	100,446	102,217
Less: LIFO reserve	(5,296)	(5,821)

	$95,150	$96,396

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

As of June 30, 2016 and December 31, 2015, the Company had a nonconsolidated equity method investment of $4,521 and $5,246, respectively, in LB Pipe JV and other equity investments totaling $117 and $75, respectively.

The Company recorded equity in the loss of LB Pipe JV of $476 and $186 for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded equity in the loss of LB Pipe JV of $725 and equity in the income of the LB Pipe JV of $3, respectively.

The Company tested the investment for recoverability during the period ended June 30, 2016 and concluded that the investment value was recoverable based upon the undiscounted cash flows of the LB Pipe JV. The Company continues to monitor the recoverability of the assets associated with LB Pipe JV and the long-term financial projections of the businesses.

During the six-month period ended June 30, 2015, the Company received cash distributions of $90. There were no changes to the members’ ownership interests as a result of the distribution. During 2016, the Company and the other 45% member each executed a revolving line of credit with the LB Pipe JV with an available limit of $750. The Company and the other 45% member each loaned $575 to the LB Pipe JV in an effort to maintain compliance with the LB Pipe JV’s debt covenants with an unaffiliated bank. The Company’s loan with the LB Pipe JV matures on December 15, 2016.

The Company’s exposure to loss results from its capital contributions and lending activity, net of the Company’s share of the LB Pipe JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the LB Pipe JV for its operations, which is described below. The carrying amounts with the maximum exposure to loss of the Company at June 30, 2016 and December 31, 2015, respectively, are as follows:

	June 30,	December 31,
	2016	2015
LB Pipe JV equity method investment	$4,521	$5,246
Loan receivable	575	—
Net investment in direct financing lease	929	995

	$6,025	$6,241

The Company is leasing five acres of land and two facilities to the LB Pipe JV through June 30, 2019, with a 5.5-year renewal period. The current monthly lease payments approximate $17, with a balloon payment of approximately $488, which is required to be paid either at the termination of the lease, allocated over the renewal period, or during the initial term of the lease. This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.”

The following is a schedule of the direct financing minimum lease payments for the remainder of 2016 and the years 2017 and thereafter:

Minimum Lease Payments
2016	$65
2017	140
2018	150
2019	574

$929

9. LONG-TERM DEBT

United States

Long-term debt consists of the following:

	June 30,	December 31,
	2016	2015
Revolving credit facility	$165,270	$165,000
Capital leases and financing agreements	3,095	3,754

Total	168,365	168,754
Less current maturities	1,335	1,335

Long-term portion	$167,030	$167,419

On June 29, 2016, L.B. Foster Company, its domestic subsidiaries, and certain of its Canadian subsidiaries (“L.B. Foster”) entered into the First Amendment (the “First Amendment”) to the Second Amended and Restated Credit Agreement dated March 13, 2015 (the “Amended and Restated Credit Agreement”), with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company. This First Amendment modifies the Amended and Restated Credit Agreement, which had a maximum credit line of $335,000. The First Amendment reduces the permitted borrowings to $275,000.

The Company’s and the domestic guarantors’ obligations under the First Amendment is secured by the grant of a security interest by the domestic borrowers and domestic guarantors in substantially all of the personal property owned by such entities. Additionally, the equity interests in each of the domestic loan parties, other than the Company, and the equity interests held by each domestic loan party in their domestic subsidiaries, are pledged to the lenders as collateral for the lending obligations.

Borrowings under the First Amendment bear interest at rates based upon either the base rate or Euro-rate plus applicable margins. Applicable margins are dictated by the ratio of the Company’s indebtedness less consolidated cash on hand to the Company’s consolidated EBITDA, as defined in the underlying Amended and Restated Credit Agreement. The base rate is the highest of (a) PNC Bank’s prime rate, (b) the Federal Funds Rate plus 0.50% or (c) the daily Euro-rate (as defined in the Amended and Restated Credit Agreement) plus 1.00%. The base rate and Euro-rate spreads range from 0.025% to 2.25% and 1.25% to 3.25%, respectively.

The First Amendment provides that liens on the collateral will be released upon satisfaction of certain conditions, including the submission by the loan parties of a compliance certificate for two consecutive fiscal quarters, calculated for the four consecutive fiscal quarters then ending, each evidencing a Leverage Ratio (defined as the Company’s indebtedness less cash on hand in excess of $15,000, divided by the Company’s consolidated EBITDA) of less than or equal to 2.75 to 1.00; provided that the last day of such two consecutive fiscal quarters cannot be earlier than June 30, 2018.

Certain financial covenants in the Amended and Restated Credit Agreement were also amended. The First Amendment revises the maximum Leverage Ratio, which must not exceed the amounts set forth below for applicable fiscal quarters: June 30, 2016 and September 30, 2016, 4.75 to 1.00; December 31, 2016, 4.50 to 1.00; March 31, 2017, 4.25 to 1.00; June 30, 2017, 4.00 to 1.00; September 30, 2017, 3.75 to 1.00; December 31, 2017, 3.50 to 1.00; and March 31, 2018 and all fiscal quarters ending thereafter, 3.25 to 1.00.

At June 30, 2016, the Company was in compliance with the covenants in the Amended and Restated Credit Agreement as revised by the First Amendment.

Loans and advances to non-loan parties and loans, advances, and investments by domestic loan parties to subsidiaries that are not loan parties and to foreign loan parties is not permitted to exceed $10,000 in the aggregate at any one time, provided that, on March 31, 2018, when the maximum Leverage Ratio requirement is 3.25 to 1.00, this limit will increase to $75,000.

The First Amendment permits the Company to pay dividends, distributions, and make redemptions with respect to its stock provided no event of default or potential default (as defined in the Amended and Restated Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Dividends, distributions, and redemptions are capped at $4,000 per year when funds are drawn on the facility until March 31, 2018, when the maximum Leverage Ratio requirement is 3.25 to 1.00, at which time this limit will increase to $25,000. Dividends of $829 or $0.08 per share were distributed for the six-month period ended June 30, 2016.

If no drawings on the facility exist, dividends, distributions, and redemptions in excess of $4,000 (or $25,000, as appropriate) per year are subjected to a limitation of $75,000 in the aggregate. The $75,000 aggregate limitation also permits certain loans, investments, and acquisitions.

The First Amendment provides that each of the loan parties and their subsidiaries shall not enter into any merger, consolidation, or other reorganization, or acquire all or substantially all of the assets, division, business, stock, or other ownership interests or permit any consolidation or merger with an aggregate consideration in excess of $12,000 until after March 31, 2018.

At June 30, 2016, the Company had outstanding letters of credit of approximately $425 and had gross available borrowing capacity of $109,305. The maturity date of the facility is March 13, 2020.

United Kingdom

A subsidiary of the Company has a credit facility with NatWest Bank for its United Kingdom operations that includes an overdraft availability of £1,500 pounds sterling (approximately $1,997 at June 30, 2016). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of June 30, 2016. There was approximately $352 in outstanding guarantees (as defined in the underlying agreement) at June 30, 2016. This credit facility was renewed and amended during the fourth quarter of 2015 to include Tew and Tew Plus as parties to the agreement. All other underlying terms and conditions remained unchanged as a result of the renewal. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review in 2016.

The United Kingdom credit facility contains certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of June 30, 2016. The subsidiary had available borrowing capacity of $1,645 as of June 30, 2016.

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

LIBOR-Based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-Based interest rate swaps with notional values totaling $50,000. The swaps will become effective in February 2017 at which point it will effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. At June 30, 2016 the interest rate swaps were recorded within other accrued liabilities.

	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$3,016	$3,016	$—	$—	$1,939	$1,939	$—	$—

Total assets	$3,016	$3,016	$—	$—	$1,939	$1,939	$—	$—

Interest rate swaps	$2,532	$—	$2,532	$—	$196	$—	$196	$—

Total liabilities	$2,532	$—	$2,532	$—	$196	$—	$196	$—

11. EARNINGS PER COMMON SHARE

(Share amounts in thousands)

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per common share - (Loss) income available to common stockholders:
Net (loss) income	$(91,996)	$5,362	$(94,828)	$9,649
Denominator:
Weighted average shares outstanding	10,263	10,284	10,248	10,272

Denominator for basic earnings per common share	10,263	10,284	10,248	10,272
Effect of dilutive securities:
Employee stock options	—	—	—	1
Other stock compensation plans	—	86	—	112

Dilutive potential common shares	—	86	—	113

Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,263	10,370	10,248	10,385

Basic (loss) earnings per common share	$(8.96)	$0.52	$(9.25)	$0.94

Diluted (loss) earnings per common share	$(8.96)	$0.52	$(9.25)	$0.93

Dividends paid per common share	$0.04	$0.04	$0.08	$0.08

During the three- and six-month periods ended June 30, 2016, there were approximately 47 and 46 anti-dilutive shares excluded from the preceding calculation, respectively.

12. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $807 and $1,276 for the three-month periods ended June 30, 2016 and 2015, respectively, related to restricted stock awards and performance unit awards. Stock compensation expense of $555 and $1,896 was recorded for the six-month periods ended June 30, 2016 and 2015, respectively. At June 30, 2016, unrecognized compensation expense for awards that the Company expects to vest approximated $2,170. The Company will recognize this expense over the upcoming three years through June 2019.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares that have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

During the six-month periods ended June 30, 2016 and 2015, the Company recognized reductions in excess tax benefits related to stock-based compensation of $124 and excess tax benefits of $310, respectively. The change in excess income tax benefits have been included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

Stock Option Awards

At June 30, 2016, there were no outstanding and exercisable stock options. During the first quarter of 2015, the remaining 7,500 outstanding stock options were exercised at a weighted average exercise price of $9.08. There were no new grants of stock option awards during the six-month periods ended June 30, 2016 and 2015.

Restricted Stock Awards and Performance Unit Awards

Under the amended and restated 2006 Omnibus Stock Incentive Plan, the Company grants eligible employees restricted stock and performance unit awards. The forfeitable restricted stock awards granted prior to March 2015 generally time-vest after a four-year holding period, and those granted subsequent to March 2015 generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock award agreement. Performance unit awards are offered annually under separate three-year long-term incentive plans. Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan. If the Company’s estimate of the number of performance stock awards expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

During the quarter ended June 30, 2016, the Company amended its 2006 Omnibus Incentive Plan and registered 370,000 additional shares under the amendment. During the quarter ended March 31, 2016, the Compensation Committee approved the 2016 Performance Share Unit Program, the Executive Annual Incentive Compensation Plan (consisting of cash and equity components) and the 2016 Free Cash Flow Program (cash award only). The Compensation Committee also certified the actual performance achievement of participants in the 2013 Performance Share Unit Program. Actual performance resulted in no payout relative to the target performance metrics.

The following table summarizes the restricted stock award and performance unit award activity for the period ended June 30, 2016:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	93,817	35,999	$39.66

Granted	43,283	129,844	12.59
Vested	(43,453)	—	29.30
Adjustment for incentive awards not expected to vest	—	(93,103)	24.79
Canceled	(6,021)	(9,050)	18.82

Outstanding at June 30, 2016	87,626	63,690	$22.28

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

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three- and six-month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$9	$9	$18	$19
Interest cost	186	185	372	370
Expected return on plan assets	(179)	(204)	(358)	(408)
Recognized net actuarial loss	69	69	138	138

Net periodic pension cost	$85	$59	$170	$119

The Company does not expect to contribute to its United States defined benefit plans in 2016.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three- and six-month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest cost	$75	$77	$150	$153
Expected return on plan assets	(84)	(83)	(168)	(166)
Amortization of prior service costs and transition amount	5	5	10	10
Recognized net actuarial loss	39	59	78	117

Net periodic pension cost	$35	$58	$70	$114

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of approximately $247 are anticipated to the United Kingdom L.B. Foster Rail Technologies, Inc. pension plan during 2016. For the six months ended June 30, 2016, the Company contributed approximately $120 to the plan.

Defined Contribution Plans

The Company sponsors eight defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$445	$747	$1,137	$1,429
Canada	67	55	118	114
United Kingdom	160	115	218	198

	$672	$917	$1,473	$1,741

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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance at December 31, 2015	$8,755
Additions to warranty liability	461
Warranty liability utilized	(467)

Balance at June 30, 2016	$8,749

Included within the above table are concrete tie warranty reserves of approximately $7,490 and $7,544 as of June 30, 2016 and December 31, 2015, respectively.

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

In late November 2013, the Company received notice from UPRR asserting a material breach of the amended 2005 supply agreement. UPRR’s notice asserted that the failure to honor its claims for warranty ties in these subdivisions was a material breach. Following receipt of this notice, the Company provided information to UPRR to refute UPRR’s claim of breach and included the reconciliation of warranty claims supported by substantial findings from the Company’s track observation team, all within the 90-day cure period. The Company also proposed further discussions to reach agreement on reconciliation for 2013 replacement activities and future replacement activities and a recommended process that will ensure future replacement activities are done with appropriate documentation and per the terms of the amended 2005 supply agreement.

2014

During the first quarter of 2014, the Company further responded within the 90-day cure period to UPRR’s claim and presented a reconciliation for the subdivisions at issue. This proposed reconciliation was based on empirical data and visual observation from Company employees that were present during the replacement process for a substantial majority of the concrete ties replaced. The Company spent considerable time documenting facts related to concrete tie condition and track condition to assess whether the ties replaced met the criteria to be eligible for replacement under the terms of the amended 2005 supply agreement.

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

2015

On January 23, 2015, UPRR filed a Complaint and Demand for Jury Trial in the District Court for Douglas County, NE against the Company and its subsidiary, CXT, asserting, among other matters, that the Company breached its express warranty, breached an implied covenant of good faith and fair dealing, and anticipatorily repudiated its warranty obligations, and that UPRR’s exclusive and limited remedy provisions in the supply agreement have failed of their essential purpose which entitles UPRR to recover all incidental and consequential damages. The Complaint seeks to cancel all duties of UPRR under the contract, to adjudge the Company as having no remaining rights under the contracts, and to recover damages in an amount to be determined at trial for the value of unfulfilled warranty replacement ties and ties likely to become warranty eligible, for costs of cover for replacement ties, and for various incidental and consequential damages. The amended 2005 supply agreement provides that UPRR’s exclusive remedy is to receive a replacement tie that meets the contract specifications for each tie that failed to meet the contract specifications or otherwise contained a material defect provided that the Company receives written notice of such failure or defect within 15 years after that tie was produced. The amended 2005 supply agreement provides that the Company’s warranty does not apply to ties that (a) have been repaired or altered without the Company’s written consent in such a way as to affect the stability or reliability thereof, (b) have been subject to misuse, negligence, or accident, or (c) have been improperly maintained or used contrary to the specifications for which such ties were produced. The amended 2005 supply agreement also continues to provide that the Company’s warranty is in lieu of all other express or implied warranties and that neither party shall be subject to or liable for any incidental or consequential damages to the other party. The dispute is largely based on (1) claims submitted that the Company believes are for ties claimed for warranty replacement that are inaccurately rated and are not the responsibility of the Company and claims that do not meet the criteria of a warranty replacement and (2) UPRR’s assertion, which the Company vigorously disputes, that UPRR in future years will be entitled to warranty replacement ties for virtually all of the Grand Island ties. Many thousands of Grand Island ties have been performing in track for over ten years. In addition, a significant amount of Grand Island ties were rated by both parties in the excellent category of the rating system.

In June 2015, UPRR delivered an additional notice alleging deficiencies in certain ties produced in the Company’s Tucson and Spokane locations and other claimed material breaches which the Company contends are unfounded. The Company again responded to UPRR that it was not in material breach of the amended 2005 supply agreement relating to warranty tie replacements and that the ties in question complied with the specifications provided by UPRR.

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

2016

By Scheduling Order dated June 29, 2016, an August 31, 2017 deadline for the completion of fact discovery has been established and trial may proceed at some future date after October 30, 2017, and UPRR has filed an amended notice of trial to commence on October 30, 2017. During the first six months of 2016, the parties continue conducting discovery. The Company intends to continue to engage in discussions in an effort to resolve the UPRR matter. However, we cannot predict that such discussions will be successful, or that the results of the litigation with UPRR, or any settlement or judgment amounts, will reasonably approximate our estimated accruals for loss contingencies. Future potential costs pertaining to UPRR’s claims and the outcome of the UPRR litigation could result in a material adverse effect on our results of operations, financial condition, and cash flows.

As a result of the preliminary status of the litigation and the uncertainty of any potential judgment, an estimate of any additional loss, or a range of loss, associated with this litigation cannot be made based upon currently available information.

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

At June 30, 2016 and December 31, 2015, the Company maintained environmental reserves approximating $6,622 and $6,640, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance at December 31, 2015	$6,640
Additions to environmental obligations	24
Environmental obligations utilized	(42)

Balance at June 30, 2016	$6,622

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. The amounts currently reserved are immaterial to our financial position and liquidity and the estimate of additional loss exposure is immaterial to our results of operations.

15. INCOME TAXES

The Company’s effective income tax rate for the three and six months ended June 30, 2016 was 28.9% and 29.0%, respectively, and 31.5% and 33.4% for the three and six months ended June 30, 2015, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2016 differed from the federal statutory rate of 35% primarily due to the discrete impact of asset impairments in the quarter ended June 30, 2016. The $128,938 asset impairment related to both tax deductible and nondeductible assets, and resulted in a $38,038 income tax benefit.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share data)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may concern, among other things, L.B. Foster Company’s (“the Company’s”) expectations relating to our strategy, goals, projections and plans regarding our financial position, liquidity and capital resources, the outcome of litigation and product warranty claims, results of operations, decisions regarding our strategic growth initiatives, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: an economic slowdown or a continuation of the current economic slowdown in the markets we serve, the risk of doing business in international markets, a decrease in freight or passenger rail traffic, continued and sustained declines in energy prices, a lack of state or federal funding for new infrastructure projects, an increase in manufacturing or material costs, our ability to effectuate our strategy including evaluating potential opportunities such as strategic acquisitions, joint ventures, and other initiatives, and our ability to effectively integrate new businesses and realize anticipated benefits, costs of and impacts associated with shareholder activism, the timeliness and availability of material from major suppliers, labor disputes, the impact of competition, the effective implementation of an enterprise resource planning system, variances in current accounting estimates and assumptions and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements and manage indebtedness, domestic and international income taxes, foreign currency fluctuations, inflation, economic conditions and regulatory changes caused by the United Kingdom’s likely exit from the European Union, the ultimate number of concrete ties that will have to be replaced pursuant to product warranty claims, an overall resolution of the related contract claims, the costs associated with and the outcome of a lawsuit filed by Union Pacific Railroad (“UPRR”), the loss of future revenues from current customers, risks inherent in litigation, and domestic and foreign governmental regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by securities laws.

General Overview

L.B. Foster Company (“Company”) is a leading manufacturer, fabricator, and distributor of products and services for rail, construction, energy, and utility markets. The Company is comprised of three business segments: Rail Products and Services, Construction Products, and Tubular and Energy Services.

Quarter-to-date Results

The segment gross profit measures contained within the MD&A tables constitute non-GAAP financial measures disclosed by management to provide investors and other users information to evaluate the performance of the Company’s segments on a more comparable basis to market trends and peers. In addition, these non-GAAP financial measures are key metrics utilized by segment managers to monitor selling prices and quantities as well as production and service costs to better evaluate key profitability drivers and trends that may develop due to industry and competitive conditions.

The following non-GAAP reconciliation of segment gross profit displays items that have been excluded from segment profit (loss) as disclosed in Note 2 to the unaudited Condensed Consolidated Financial Statements presented above:

Three months ended June 30, 2016	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Non-GAAP Segment Gross Profit	$14,890	$8,891	$3,696	$27,477
Segment and Allocated Selling & Administrative	10,728	4,909	4,320	19,957
Amortization Expense	988	38	1,763	2,789
Asset Impairments	28,342	—	100,596	128,938

Reportable Segment Profit (Loss)	$(25,168)	$3,944	$(102,983)	$(124,207)

Three months ended June 30, 2015	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Non-GAAP Segment Gross Profit	$19,711	$10,295	$6,894	$36,900
Segment and Allocated Selling & Administrative	12,296	5,099	4,120	21,515
Amortization Expense	1,002	38	2,416	3,456
Asset Impairments	—	—	—	—

Reportable Segment Profit	$6,413	$5,158	$358	$11,929

			Percent of Total Net Sales		Percent Increase/ (Decrease)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015	2016 vs. 2015
Net Sales:
Rail Products and Services	$67,503	$86,882	49.6%	50.7%	(22.3)%
Construction Products	40,348	49,516	29.7	28.9	(18.5)
Tubular and Energy Services	28,143	35,021	20.7	20.4	(19.6)

Total net sales	$135,994	$171,419	100.0%	100.0%	(20.7)%

			Non-GAAP / Reported Gross Profit Percentage		Percent Increase/ (Decrease)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015	2016 vs. 2015
Gross Profit:
Non-GAAP Rail Products and Services	$14,890	$19,711	22.1%	22.7%	(24.5)%
Non-GAAP Construction Products	8,891	10,295	22.0	20.8	(13.6)
Non-GAAP Tubular and Energy Services	3,696	6,894	13.1	19.7	(46.4)

Non-GAAP Segment gross profit	27,477	36,900
LIFO income	452	406	0.3	0.2	11.3
Other	(116)	(217)	(0.1)	(0.1)	(46.5)

Total gross profit	$27,813	$37,089	20.5%	21.6%	(25.0)%

			Percent of Total Net		Percent Increase/ (Decrease)
	Three Months Ended		Sales Three Months
	June 30,		Ended June 30,
	2016	2015	2016	2015	2016 vs. 2015
Expenses:
Selling and administrative expenses	$23,317	$24,278	17.1%	14.2%	(4.0)%
Amortization expense	2,789	3,456	2.1	2.0	(19.3)
Asset impairments	128,938	—	94.8	—	100.0
Interest expense	1,652	1,288	1.2	0.8	28.3
Interest income	(52)	(37)	—	—	40.5
Equity in loss of nonconsolidated investments	487	186	0.4	0.1	161.8
Other expense	107	95	0.1	0.1	12.6

Total expenses	$157,238	$29,266	115.6%	17.1%	* *%

(Loss) income before income taxes	$(129,425)	$7,823	(95.2)%	4.6%	* *%
Income tax (benefit) expense	(37,429)	2,461	(27.5)	1.4	* *

Net (loss) income	$(91,996)	$5,362	(67.7)%	3.2%	* *%

**	Results of calculation are not considered meaningful for presentation purposes.

Second Quarter 2016 Compared to Second Quarter 2015 – Company Analysis

Net sales of $135,994 for the period ended June 30, 2016 decreased by $35,425, or 20.7%, compared to the prior year quarter. The change was attributable to decreases of 22.3%, 18.5%, and 19.6% in Rail Products and Services, Construction Products, and Tubular and Energy Services segment sales, respectively.

Gross profit percentage for the quarter ended June 30, 2016 was 20.5% or 120 basis points lower than the prior year quarter. The decrease was due to lower margins within the Tubular and Energy Services and Rail Products and Services segments partially offset by increases in Construction Products segment.

Selling and administrative expenses decreased by $961, or 4.0%, from the prior year. The decrease was primarily driven by $1,500 in cost reduction initiatives related to personnel and travel costs as well as a prior year acquisition and integration costs. These reductions were partially offset by $850 of increased litigation related costs for the UPRR matter and, to a lesser extent, increased costs related to the implementation of the Company’s enterprise resource planning system.

The Company recorded non-cash asset impairments of $128,938 ($90,900 net of tax) during the three-month period ended June 30, 2016. During the second quarter 2016, the Company identified various indications that suggested that there was a more likely than not probability that the carrying value of certain assets and reporting units were less than their respective fair values. The impairment indicators included a rapid deterioration in actual performance against forecasts, downward revisions in projected financial results, declines in the Company’s market capitalization, and reductions in new order activity.

Asset groups that had indicators of impairment were analyzed to determine if the carrying value was recoverable. Based upon the recoverability assessment, the Company determined that certain intangible assets and property, plant, and equipment within the test and inspection services division and certain intangible assets within the Chemtec (or “precision measurement systems”) division were impaired. As a result of the Company’s discounted cash flow analysis, the Company recorded a $57,223 definite-lived intangible asset impairment and a $14,956 property, plant, and equipment impairment were recorded within the Tubular and Energy Services segment. The results of the Company’s analysis are substantially complete and will be finalized during the third quarter 2016. The fair values of the remaining asset groups tested for recoverability were substantially in excess of their respective carrying values.

The Company also performed an interim goodwill impairment review as of June 1, 2016 as a result of the adverse effect on certain reporting units of reduced capital spending and cost reduction priorities that oil and gas developers and railroad customers have enacted as well as the indicators previously noted. The forecasts for the Chemtec, coated services, and Rail Technologies reporting units did not indicate a timely recovery to support the carrying values of the reporting units. Accordingly, the Company recognized goodwill impairment of $56,759, which represented the full impairment of goodwill related to the Chemtec and coated services reporting units and approximately 60% of the goodwill related to Rail Technologies. The estimated fair values of the remaining reporting units were substantially in excess of the carrying value of those reporting units. The results of the step 2 analysis are substantially complete and will be finalized during the third quarter 2016.

Amortization expense decreased by $667, or 19.3%, of which $463 was attributable to the current year intangible asset impairment, which reduced the June amortization costs.

The Company’s effective income tax rate in the 2016 second quarter was 28.9%, compared to 31.5% in the prior year quarter. The Company’s effective income tax rate for the quarter ended June 30, 2016 differed from the federal statutory rate of 35% primarily due to the discrete impact of asset impairments in the quarter. The $128,938 asset impairment related to both tax deductible and nondeductible assets, and resulted in a $38,038 income tax benefit.

Net loss for the second quarter of 2016 was $91,996, or $8.96 per diluted share, compared to net income of $5,362, or $0.52 per diluted share, in the prior year quarter. The following table provides a reconciliation of the GAAP earnings per share value to the non-GAAP adjusted earnings1 per share value for the three-month periods ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015
Adjusted Diluted (Loss) Earnings Per Share Reconciliation
Net (loss) income, as reported	$(91,996)	$5,362
Asset impairments, net of tax benefits of $38,038	90,900	—

Adjusted net (loss) income	(1,096)	5,362

Average number of common shares outstanding - Diluted	10,263	10,370

Diluted (loss) earnings per common share, as reported	$(8.96)	$0.52

Diluted (loss) earnings per common share, as adjusted	$(0.11)	$0.52

Results of Operations – Segment Analysis

Rail Products and Services

	Three Months Ended			Percent
	June 30,		Decrease	Decrease
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net Sales	$67,503	$86,882	$(19,379)	(22.3)%

Non-GAAP Gross Profit	$14,890	$19,711	$(4,821)	(24.5)%

Non-GAAP Gross Profit Percentage	22.1%	22.7%	(0.6)%	(2.6)%

Second Quarter 2016 Compared to Second Quarter 2015

Rail Products and Services segment sales decreased $19,379 or 22.3% compared to the prior year period. The decline related to reductions across all of our rail divisions, with the exception of transit product sales. The sales declines were primarily volume driven due to significantly less infrastructure and maintenance spending. Additionally, due to the ongoing litigation with UPRR, our rail divisions experienced a decline in sales to UPRR of approximately $5,200. The rail market continues to experience reductions in commodity carloadings and intermodal rail traffic among the Class 1 railroads. This negative trend is expected to continue throughout the remainder of the year.

The Rail Products and Services segment produced a loss of $25,168 compared to the prior year period profit of $6,413. The decrease was attributable to a $28,342 goodwill impairment related to the Rail Technologies reporting unit along with reductions in gross profit. Non-GAAP gross profit declined by $4,821, or 24.5%, compared to the prior year period. The decline in profitability was primarily attributable to volume related deleveraging within track components and friction management products.

During the quarter, the Rail Products and Services segment had a reduction in new orders of 18.2% compared to the prior year period. All rail product lines experienced reductions in orders relative to the prior year quarter. The Company anticipates continued challenges as rail customers react to significantly reduced rail traffic.

Construction Products

	Three Months Ended		(Decrease) Increase	Percent (Decrease)/Increase
	June 30,
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net Sales	$40,348	$49,516	$(9,168)	(18.5)%

Non-GAAP Gross Profit	$8,891	$10,295	$(1,404)	(13.6)%

Non-GAAP Gross Profit Percentage	22.0%	20.8%	1.2%	5.8%

[1]

- All results in this Quarterly Report that exclude asset impairment charges are non-GAAP measures used for management reporting purposes. Management believes that these measures provide useful information to investors because they will assist investors in evaluating earnings performance on a comparable year-over-year basis.

Second Quarter 2016 Compared to Second Quarter 2015

Construction Products segment sales decreased $9,168, or 18.5% compared to the prior year period. The reduction relates to weaker sales within piling and bridge products, partially offset by increased sales of precast concrete products.

The Construction Products segment profit declined by $1,214 which was directly attributable to the volume related reduction in sales in the current year period. The precast concrete product line increased sales by $2,436, which favorably impacted gross profit as the increased volumes led to plant efficiencies.

During the quarter, the Construction Products segment had an increase in new orders of 12.7% compared to the prior year period. The increase relates to two significant bridge product projects awarded in the three month period ended June 30, 2016. The bridge order increase was partially offset by declines in piling and precast concrete product orders. We continue to see weakness in order activity within the piling products line.

Tubular and Energy Services

	Three Months Ended			Percent
	June 30,		Decrease	Decrease
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net Sales	$28,143	$35,021	$(6,878)	(19.6)%

Non-GAAP Gross Profit	$3,696	$6,894	$(3,198)	(46.4)%

Non-GAAP Gross Profit Percentage	13.1%	19.7%	(6.6)%	(33.5)%

Second Quarter 2016 Compared to Second Quarter 2015

Tubular and Energy Services segment sales decreased $6,878, or 19.6% compared to the prior year period. The decrease related primarily to $9,523 from test and inspection services and $1,408 from the threaded and coated divisions partially offset by an increase of $4,053 related to precision measurement products.

Tubular and Energy Services segment loss was $102,983 compared to segment profit of $358 in the prior year. The decline was primarily attributable to asset impairments of $100,596 related to the test and inspection services, precision measurement products, and coated services reporting units along with reduced gross profit. The non-GAAP gross profit declined by $3,198, or 46.4%, which was largely impacted by our test and inspection services business. The test and inspection services business continues to be negatively impacted by the weakness in the upstream oil and gas market. The margin deterioration was also impacted by precision measurement system sales which produced lower margins due to competitive pressures as a result of the depressed oil and gas market. Profitability in the Tubular and Energy Services segment will be challenged for the remainder of the year.

The Tubular and Energy Services segment had a reduction in new orders of 38.0% compared to the prior year period. Orders for coated products and test and inspection services were down 84.9% and 67.1%, respectively, due to a reduction in midstream oil and gas new project lettings. The reductions were partially offset by an increase of 75.7% in precision measurement systems and threaded orders.

Year-to-date Results

The segment gross profit measures contained within the MD&A tables constitute non-GAAP financial measures disclosed by management to provide investors and other users information to evaluate the performance of the Company’s segments on a more comparable basis to market trends and peers. In addition, these non-GAAP financial measures are key metrics utilized by segment managers to monitor selling prices and quantities as well as production and service costs to better evaluate key profitability drivers and trends that may develop due to industry and competitive conditions.

The following non-GAAP reconciliations of segment gross profit displays items that have been excluded from segment profit (loss) as disclosed in Note 2 to the unaudited Condensed Consolidated Financial Statements presented above:

Six months ended June 30, 2016	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Non-GAAP Segment Gross Profit	$28,831	$14,465	$8,279	$51,575
Segment and Allocated Selling & Administrative	22,928	9,998	8,601	41,527
Amortization Expense	1,988	75	3,992	6,055
Asset Impairments	28,342	—	100,596	128,938

Reportable Segment Profit (Loss)	$(24,427)	$4,392	$(104,910)	$(124,945)

Six months ended June 30, 2015	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Non-GAAP Segment Gross Profit	$37,854	$16,857	$12,928	$67,639
Segment and Allocated Selling & Administrative	23,434	10,304	7,101	40,839
Amortization Expense	1,935	167	3,511	5,613
Asset Impairments	—	—	—	—

Reportable Segment Profit	$12,485	$6,386	$2,316	$21,187

	Six Months Ended June 30,		Percent of Total Net Sales Six Months Ended June 30,		Percent Increase/(Decrease)
	2016	2015	2016	2015	2016 vs. 2015
Net Sales:
Rail Products and Services	$131,795	$164,558	50.3%	53.2%	(19.9)%
Construction Products	72,228	83,806	27.5	27.1	(13.8)
Tubular and Energy Services	58,281	60,962	22.2	19.7	(4.4)

Total net sales	$262,304	$309,326	100.0%	100.0%	(15.2)%

	Six Months Ended June 30,		Non-GAAP / Reported Gross Profit Percentage Six Months Ended June 30,		Percent Increase/(Decrease)
	2016	2015	2016	2015	2016 vs. 2015
Gross Profit:
Non-GAAP Rail Products and Services	$28,831	$37,854	21.9%	23.0%	(23.8)%
Non-GAAP Construction Products	14,465	16,857	20.0	20.1	(14.2)
Non-GAAP Tubular and Energy Services	8,279	12,928	14.2	21.2	(36.0)

Non-GAAP Segment gross profit	51,575	67,639
LIFO income	525	400	0.2	0.1	31.3
Other	(327)	(296)	(0.1)	(0.1)	10.5

Total gross profit	$51,773	$67,743	19.7%	21.9%	(23.6)%

	Six Months Ended June 30,		Percent of Total Net Sales Six Months Ended June 30,		Percent Increase/(Decrease)
	2016	2015	2016	2015	2016 vs. 2015
Expenses:
Selling and administrative expenses	$46,134	$46,528	17.6%	15.0%	(0.8)%
Amortization expense	6,055	5,613	2.3	1.8	7.9
Asset impairments	128,938	—	49.2	—	100.0
Interest expense	2,822	1,901	1.1	0.6	48.4
Interest income	(107)	(94)	—	—	13.8
Equity in loss of nonconsolidated investments	683	13	0.3	—	* *
Other loss (income)	822	(708)	0.3	(0.2)	* *

Total expenses	$185,347	$53,253	70.7%	17.2%	* *%

(Loss) income before income taxes	$(133,574)	$14,490	(50.9)%	4.7%	* *%
Income tax (benefit) expense	(38,746)	4,841	(14.8)	1.6	* *

Net (loss) income	$(94,828)	$9,649	(36.1)%	3.1%	* *%

**	Results of calculation are not considered meaningful for presentation purposes.

First Six Months of 2016 Compared to First Six Months of 2015 – Company Analysis

Net sales of $262,304 for the six months ended June 30, 2016 decreased by $47,022, or 15.2%, compared to the prior year period. The sales decrease was attributable to decreases of 19.9%, 13.8%, and 4.4% in Rail Products and Services, Construction Products and Tubular and Energy Services segment sales, respectively.

Gross profit percentage for the six months ended June 30, 2016 was 19.7%, or 220 basis points lower than the prior year. The current year margin was significantly impacted by the weakness in the oil and gas market and to a lesser extent reduced activity within the rail market.

Selling and administrative expenses decreased by $394 over the prior year period. Cost reduction initiatives related to personnel costs of $1,600 and prior year acquisition and integration costs were partially offset by $1,700 in litigation related costs for the UPRR matter and to a lesser extent costs related to the implementation of the Company’s enterprise resource planning system.

The Company recorded non-cash asset impairments of $128,938 ($90,900 net of tax) during the six-month period ended June 30, 2016. During the second quarter 2016, the Company identified various indications that suggested that there was a more likely than not probability that the carrying value of certain assets and reporting units were less than their respective fair values. The impairment indicators included a rapid deterioration in actual performance against forecasts, downward revisions in projected financial results, declines in the Company’s market capitalization, and reductions in new order activity.

Asset groups that had indicators of impairment were analyzed to determine if the carrying value was recoverable. Based upon the recoverability assessment, the Company determined that certain intangible assets and property, plant, and equipment within the test and inspection services division and certain intangible assets within the Chemtec division were impaired. As a result of the Company’s discounted cash flow analysis, the Company recorded a $57,223 definite-lived intangible asset impairment and a $14,956 property, plant, and equipment impairment were recorded within the Tubular and Energy Services segment. The results of the Company’s analysis are substantially complete and will be finalized during the third quarter 2016. The remaining asset groups tested for recoverability were substantially in excess of their respective carrying values.

The Company also performed an interim goodwill impairment review as of June 1, 2016 as a result of the adverse effect on certain reporting units of reduced capital spending and cost reduction priorities that oil and gas developers and railroad customers have enacted as well as the indicators previously noted. The forecasts for the Chemtec, coated services, and Rail Technologies reporting units did not indicate a timely recovery to support the carrying values of the reporting units. Accordingly, the Company recognized a goodwill impairment of $56,759, which represented the full impairment of goodwill related to the Chemtec and coated services reporting units and approximately 60% of the Rail Technologies goodwill values. The estimated fair value of the remaining reporting units were substantially in excess of the carrying value of those reporting units. The results of the step 2 analysis are substantially complete and will be finalized during the third quarter 2016.

Other expense was $822 compared to other income of $708 during the prior year which primarily related to the impact of a weaker U.S. dollar relative to the Canadian dollar in the first quarter of the current year.

The Company’s effective income tax rate from continuing operations for the first six months of 2016 was 29.0%, compared to 33.4% in the prior year period. The Company’s effective income tax rate for the six months ended June 30, 2016 differed from the federal statutory rate of 35% primarily due to the discrete impact of asset impairments in the current year period. The $128,938 asset impairment related to both tax deductible and nondeductible assets, and resulted in a $38,038 income tax benefit.

Net loss for the first six months of 2016 was $94,828, or $9.25 per diluted share, which compares to net income for the 2015 period of $9,649, or $0.93 per diluted share. The following table provides a reconciliation of the GAAP earnings per share value to the non-GAAP adjusted earnings per share value for the six-month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Adjusted Diluted (Loss) Earnings Per Share Reconciliation
Net (loss) income, as reported	$(94,828)	$9,649
Asset impairments, net of tax benefits of $38,038	90,900	—

Adjusted net (loss) income	(3,928)	9,649

Average number of common shares outstanding - Diluted	10,248	10,385

Diluted (loss) earnings per common share, as reported	$(9.25)	$0.93

Diluted (loss) earnings per common share, as adjusted	$(0.38)	$0.93

Results of Operations – Segment Analysis

Rail Products and Services

	Six Months Ended June 30,		Decrease	Percent Decrease
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net Sales	$131,795	$164,558	$(32,763)	(19.9)%

Non-GAAP Gross Profit	$28,831	$37,854	$(9,023)	(23.8)%

Non-GAAP Gross Profit Percentage	21.9%	23.0%	(1.1)%	(4.8)%

First Six Months of 2016 Compared to First Six Months of 2015

Rail Products and Services segment sales decreased $32,763, or 19.9%, compared to the prior year period. For the first six months of 2016, excluding increases within the transit products business, all rail divisions experienced reductions in sales over the prior year period. The sales decline was attributable to lower volumes due to continued weakness in the North American rail market in both commodity carloads as well as intermodal rail traffic. Additionally, due to the ongoing litigation with UPRR, our rail divisions experienced a decline in sales to UPRR of approximately $12,000.

The Rail Products and Services segment loss for the six-months ended June 30, 2016 was $24,427 compared to segment profit of $12,485 for the six months ended June 30, 2015. The reduction was primarily attributable to the $28,342 goodwill impairment related to the Rail Technologies reporting unit along with reductions in gross profit. The non-GAAP gross profit decreased by $9,023, or 23.8%, and the non-GAAP gross profit percentage decreased by 110 basis points principally attributable to declines in Rail Technologies and precast concrete tie margins which was negatively impacted by reduced volumes and related deleveraging of the businesses.

During the six-month period ended June 30, 2016, the Rail Products and Services segment had a reduction in new orders of 30.6% compared to the prior year period. All rail divisions experienced declines in orders with the exception of the transit division. The rail distribution and Rail Technologies businesses represented 47.0% of the current year decline due to reductions in rail capital spending. The Company anticipates continued challenges as rail customers react to significantly reduced rail traffic.

Construction Products

	Six Months Ended June 30,		Decrease	Percent Decrease
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net Sales	$72,228	$83,806	$(11,578)	(13.8)%

Non-GAAP Gross Profit	$14,465	$16,857	$(2,392)	(14.2)%

Non-GAAP Gross Profit Percentage	20.0%	20.1%	(0.1)%	(0.5)%

First Six Months of 2016 Compared to First Six Months of 2015

Construction Products segment sales decreased $11,578, or 13.8%, compared to the prior year period. The piling division experienced the largest decline which is attributable to fewer large project opportunities in the market as compared to the prior year period. Additionally, fabricated bridge product sales were down $3,640 over the prior year period largely due to a stronger market during the period ended June 30, 2015. Recent order activity within the fabricated bridge division will benefit the remaining six months of 2016.

The Construction Products segment profit declined by $1,994 as a result of reduced gross profit compared to the prior year. The non-GAAP gross profit decreased by $2,392, or 14.2% due to reductions in piling products gross profit as a result of the decline in volumes. The fabricated bridge and precast concrete products partially offset the reduction in piling products’ profit margins.

During the six-month period ended June 30, 2016, the Construction Products segment had an increase in new orders of 2.1% compared to the prior year period. The increase relates to significant project wins within the fabricated bridge business which were largely offset by declines in the piling products business.

Tubular and Energy Services

	Six Months Ended June 30,		Decrease	Percent Decrease
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net Sales	$58,281	$60,962	$(2,681)	(4.4)%

Non-GAAP Gross Profit	$8,279	$12,928	$(4,649)	(36.0)%

Non-GAAP Gross Profit Percentage	14.2%	21.2%	(7.0)%	(33.0)%

First Six Months of 2016 Compared to First Six Months of 2015

Tubular and Energy Services segment sales decreased $2,681, or 4.4%, compared to the prior year period. The decrease primarily relates to the test and inspection services division which is being significantly impacted by the upstream oil and gas market and related reduction in active land rigs.

For the six-months ended June 30, 2016, the segment loss was $104,910 compared to segment profit of $2,316 during the prior year period. The reduction was attributable to a $100,596 asset impairment related to the test and inspection services, precision measurement products, and coated services reporting units along with reductions in gross profit. The non-GAAP gross profit declined by $4,649, or 36.0%, and the corresponding percentage declined by 700 basis points compared to the prior year period. The test and inspection services division has negatively impacted profitability due to the declines in volumes. Sales of precision measurement products have increased during the current year, however, due to the increased competition on fewer opportunities, the profitability has been reduced.

The Tubular and Energy Services segment’s new orders decreased by 27.9% compared to the prior year period. Coated services and test and inspection services experienced the most significant reductions at 69.7% and 45.7%, respectively. While the test and inspection services division continues to be impacted by the weakness in the oil and gas market, the recent coated decline relates to the delayed impact of the oil and gas market on mid-stream customers. Management anticipates that the Tubular and Energy Services segment will continue to face significant headwinds throughout the remainder of 2016.

Other

Segment Backlog

Total Company backlog is summarized by business segment in the following table for the periods indicated:

	Backlog
	June 30, 2016	December 31, 2015	June 30, 2015
Rail Products and Services	$62,580	$85,199	$113,729
Construction Products	66,633	45,371	72,759
Tubular and Energy Services	20,033	34,137	21,277

Total Backlog	$149,246	$164,707	$207,765

While a considerable portion of our business is backlog driven, certain product lines within the Rail Products and Services and Tubular and Energy Services segments are not driven by backlog and therefore have insignificant levels throughout the year.

Warranty

At June 30, 2016, the Company maintained a total product warranty reserve of $8,749 for its estimate of all potential product warranty claims. Of this total, $7,490 reflects the current estimate of the Company’s exposure for potential product warranty claims related to concrete tie production. While the Company believes this is a reasonable estimate of its potential contingencies related to identified concrete tie warranty matters, the Company may incur future charges associated with new customer claims or further development of information for existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on the Company’s results of operations and financial condition. See Note 14 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Total debt was $168,365 and $168,754 as of June 30, 2016 and December 31, 2015, respectively.

Our need for liquidity relates primarily to working capital requirements for operations, capital expenditures, joint venture capital obligations, debt service obligations, share repurchases, and dividends.

The change in cash and cash equivalents for year-to-date periods ended June 30 is as follows:

	June 30,
	2016	2015
Net cash provided (used) by operating activities	$6,555	$(1,934)
Net cash used by investing activities	(4,877)	(202,015)
Net cash (used) provided by financing activities	(2,315)	188,959
Effect of exchange rate changes on cash and cash equivalents	130	(1,473)

Net decrease in cash and cash equivalents	$(507)	$(16,463)

Cash Flow from Operating Activities

During the six-month period ended June 30, 2016, cash flows provided by operating activities were $6,555 compared to a use of $1,934 during the prior year period. For the six months ended June 30, 2016, income, adjustments to income from operating activities, and dividends from the LB Pipe joint venture provided $10,617 compared to $23,358 in the 2015 period. Working capital and other assets and liabilities used $4,062 in the current period compared to a use of $25,292 in the prior year period.

The Company’s calculation of days sales outstanding at June 30, 2016 was 47 days compared to 56 days at December 31, 2015. We believe our receivables portfolio is strong.

Cash Flow from Investing Activities

Capital expenditures for the six months ended June 30, 2016 and 2015 were $5,070 and $8,246, respectively. The current year expenditures related primarily to the Birmingham, AL inside diameter coating line upgrade and application development of the Company’s new enterprise resource planning system. The Company also received proceeds of $768 related to the sale of assets and loaned $575 to its LB Pipe JV. Expenditures for the six months ended June 30, 2015 related primarily to upgrades to the outside diameter coating line of the Birmingham, AL coating facility as well as general plant and yard improvements across each segment. During the six months ended June 30, 2015, the Company acquired Tew Holdings, LTD. (“Tew”) and IOS. The total purchase price of these acquisitions, net of cash acquired, was $193,871 as of June 30, 2015.

Cash Flow from Financing Activities

During the six months ended June 30, 2016, the Company had a decrease in outstanding debt of approximately $390 primarily related to payments against the revolving credit facility. The Company also paid $712 in financing fees related to the June 29, 2016 credit facility amendment. During the six months ended June 30, 2015, the Company had an increase in outstanding debt of approximately $192,044 primarily related to drawings against the revolving credit facility to fund domestic acquisition activity. The Company withheld 14,498 shares for approximately $198 for the six-month period ended June 30, 2016 compared to withholding 19,820 shares for approximately $962 in the prior year period. The shares were withheld from employees to pay their withholding taxes in connection with the vesting of restricted stock awards. Cash outflows related to dividends were $829 and $831 for the periods ended June 30, 2016 and 2015, respectively.

Financial Condition

At June 30, 2016, we had $32,805 in cash and cash equivalents and a domestic credit facility with $109,305 of availability while carrying $168,365 in total debt. We believe this liquidity will provide the flexibility to operate the business in a prudent manner, continue to service our revolving debt facility, and weather a continued downturn in our markets.

Our priority continues to be short-term maturities and the preservation of our principal balances. Approximately $29,497 of our cash and cash equivalents was held in non-domestic bank accounts, and is not available to fund domestic operations unless repatriated. It is management’s intent to indefinitely reinvest such funds outside of the United States. Approximately $10,760 of the non-domestic cash is maintained within our United Kingdom subsidiaries.

Borrowings under our Second Amended and Restated Credit Agreement dated March 13, 2015 (the “Amended and Restated Credit Agreement”) as amended by the June 29, 2016 First Amendment (“First Amendment”) bear interest at rates based upon either the base rate or Euro-rate plus applicable margins. Applicable margins are dictated by the ratio of the Company’s indebtedness less consolidated cash on hand to the Company’s consolidated EBITDA, as defined in the underlying Amended and Restated Credit Agreement. The base rate is the highest of (a) PNC Bank’s prime rate, (b) the Federal Funds Rate plus 0.50% or (c) the daily Euro-rate (as defined in the Amended Credit Agreement) plus 1.00%. The base rate and Euro-rate spreads range from 0.025% to 2.25% and 1.25% to 3.25%, respectively.

The First Amendment provides that liens on the collateral will be released upon satisfaction of certain conditions, including the submission by the loan parties of a compliance certificate for two consecutive fiscal quarters, calculated for the four consecutive fiscal quarters then ending, each evidencing a Leverage Ratio (defined as the Company’s indebtedness less cash on hand in excess of $15,000, divided by the Company’s consolidated EBITDA) of less than or equal to 2.75 to 1.00; provided that the last day of such two consecutive fiscal quarters cannot be earlier than June 30, 2018.

Certain financial covenants in the Amended and Restated Credit Agreement were also amended by the First Amendment, which revises the maximum Leverage Ratio, which must not exceed the amounts set forth below for applicable fiscal quarters: June 30, 2016 and September 30, 2016, 4.75 to 1.00; December 31, 2016, 4.50 to 1.00; March 31, 2017, 4.25 to 1.00; June 30, 2017, 4.00 to 1.00; September 30, 2017, 3.75 to 1.00; December 31, 2017, 3.50 to 1.00; and March 31, 2018 and all fiscal quarters ending thereafter, 3.25 to 1.00.

At June 30, 2016, the Company was in compliance with the covenants in the Amended and Restated Credit Agreement as revised by the First Amendment.

The First Amendment permits the Company to pay dividends, distributions, and make redemptions with respect to its stock provided no event of default or potential default (as defined in the Amended and Restated Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Dividends, distributions, and redemptions are capped at $4,000 per year when funds are drawn on the facility until March 31, 2018, when the maximum Leverage Ratio requirement is 3.25 to 1.00, at which time this limit will increase to $25,000. The Company’s current annual dividend is expected to be approximately $1,660.

If no drawings on the facility exist, dividends, distributions, and redemptions in excess of $4,000 (or $25,000, as appropriate) per year are subjected to a limitation of $75,000 in the aggregate. The $75,000 aggregate limitation also permits certain loans, investments, and acquisitions.

The First Amendment provides that each of the loan parties and their subsidiaries shall not enter in into any merger, consolidation, or other reorganization, or acquire all or substantially all of the assets, division, business, stock, or other ownership interests or permit any consolidation or merger with an aggregate consideration in excess of $12,000 until after March 31, 2018.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps will become effective in February 2017 at which point it will effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. At June 30, 2016, the swap liability was $2,532 compared to $196 as of December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward starting interest rate swap agreements which effectively convert a portion of the debt from a variable to a fixed-rate borrowing during the term of the swap contracts. Refer to Note 10 within the “Notes to Consolidated Financial Statements” of this report for additional information regarding the swap agreements.

For the six months ended June 30, 2016, a 1% change in the interest rate for variable rate debt as of June 30, 2016 would increase or decrease interest expense by approximately $830.

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

As of June 30, 2016, the Company recorded a current liability of $2,532 related to its LIBOR-based interest rate swap agreements.

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the six-month period ended June 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

We are in the process of integrating the IOS Holdings, Inc. and Tew Plus, Ltd. businesses. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to these businesses as the integration proceeds. Similarly, as of April 1, 2016, we have transitioned certain product lines into a new enterprise resource planning (“ERP”) system. As such, the integration of recent acquisitions and ERP transition may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

(Dollars in thousands, except share data)

Item 1. Legal Proceedings

See Note 14, “Commitments and Contingent Liabilities,” of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 1, 2016, as well as our quarterly reports filed thereafter, which could materially affect our business, financial condition, financial results, or future performance. The risks described in our Annual Report on Form 10-K and quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition, and/or results of operations.

Economic conditions and regulatory changes caused by the United Kingdom’s likely exit from the European Union could adversely affect our business.

In June 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit”. It is expected that the U.K. government will initiate a process to withdraw from the E.U. and begin negotiating the terms of its separation. The announcement of Brexit has resulted in significant volatility in the global stock market and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to the U.K. pound. The announcement of Brexit and likely withdrawal of the U.K. from the E.U. may also create global economic uncertainty. The majority of our U.K. operations are heavily concentrated within the U.K. borders; however, this could adversely affect the future growth of our U.K. operations into other European locations. Our U.K. operations represented less than 10% of our total revenue for the six month period ended June 30, 2016 and for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of equity securities for the three-month period ended June 30, 2016 were as follows:

			Total number of shares	Approximate dollar
		Average	purchased as	value of shares
	Total number	price	part of publicly	that may yet be
	of shares	paid per	announced plans	purchased under
	purchased (1)	share	or programs (2)	the plans or programs
April 1, 2016 - April 30, 2016	—	$—	—	$30,000
May 1, 2016 - May 31, 2016	7,660	$12.61	5,000	29,933
June 1, 2016 - June 30, 2016	—	—	—	29,933

Total	7,660	$12.61	5,000	$29,933

(1)	Includes 2,660 shares withheld by the Company to pay taxes upon vesting of restricted stock.

(2)	On December 9, 2015, the Board of Directors authorized the repurchase of up to $30,000 of the Company’s common shares until December 31, 2017. This authorization became effective January 1, 2016.

a.	The $30,000 repurchase authorization is restricted under the terms of the First Amendment. Dividends, distributions, and redemptions are capped at a maximum annual amount of $4,000 throughout the life of the repurchase authorization.

Item 4. Mine Safety Disclosures

This item is not applicable to the Company.

Item 6. Exhibits

All exhibits are incorporated herein by reference:

10.1	2006 Omnibus Incentive Plan, as amended and restated on May 25, 2016, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, File No. 000-10436, filed on May 27, 2016.

10.2	First Amendment dated June 29, 2016 to Amended and Restated Credit Agreement dated March 13, 2015, between Registrant and PNC Bank N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company including forms of Security Agreement and Pledge Agreement is incorporated herein by reference to Exhibit 10.1 to the Current Report on form 8-K, File No. 0-10436, filed on July 1, 2016.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date: August 9, 2016	By: /s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer of Registrant)

Index to Exhibits

All exhibits are incorporated herein by reference:

Exhibit Number	Description

10.1	2006 Omnibus Incentive Plan, as amended and restated on May 25, 2016, incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K, File No. 000-10436, filed on May 27, 2016.

10.2	First Amendment dated June 29, 2016 to Amended and Restated Credit Agreement dated March 13, 2015, between Registrant and PNC Bank N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company including forms of Security Agreement and Pledge Agreement is incorporated herein by reference to Exhibit 10.1 to the Current Report on form 8-K, File No. 0-10436, filed on July 1, 2016.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.