Form 10-Q
period 2016-09-30
FOSTER L B CO
filed 2016-11-08
CIK 352825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2016
Common Stock, Par Value $.01	10,393,449 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,651	$33,312
Accounts receivable - net	64,908	78,487
Inventories - net	91,381	96,396
Prepaid income tax	7,389	1,131
Other current assets	6,195	5,148

Total current assets	173,524	214,474
Property, plant, and equipment - net	106,147	126,745
Other assets:
Goodwill	19,387	81,752
Other intangibles - net	65,813	134,927
Deferred tax assets	39,009	226
Investments	4,374	5,321
Other assets	3,026	3,215

Total assets	$411,280	$566,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,287	$55,804
Deferred revenue	7,357	6,934
Accrued payroll and employee benefits	7,945	10,255
Accrued warranty	9,034	8,755
Current maturities of long-term debt	1,326	1,335
Other accrued liabilities	11,046	8,563

Total current liabilities	77,995	91,646
Long-term debt	134,299	167,419
Deferred tax liabilities	6,998	8,926
Other long-term liabilities	15,225	15,837
Stockholders’ equity:
Common stock, par value $.01, authorized 20,000,000 shares; shares issued at September 30, 2016 and December 31, 2015, 11,115,779; shares outstanding at September 30, 2016 and December 31, 2015, 10,300,823 and 10,221,006, respectively	111	111
Paid-in capital	44,220	46,681
Retained earnings	174,517	276,571
Treasury stock - at cost, common stock, shares at September 30, 2016 and December 31, 2015, 814,956 and 894,773, respectively	(19,644)	(22,591)
Accumulated other comprehensive loss	(22,441)	(17,940)

Total stockholders’ equity	176,763	282,832

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$411,280	$566,660

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Sales of goods	$100,293	$147,648	$326,278	$417,224
Sales of services	14,351	28,411	50,670	68,161

Total net sales	114,644	176,059	376,948	485,385
Cost of goods sold	81,674	117,474	260,705	328,461
Cost of services sold	13,167	22,547	44,667	53,143

Total cost of sales	94,841	140,021	305,372	381,604

Gross profit	19,803	36,038	71,576	103,781

Selling and administrative expenses	19,807	21,605	65,941	68,133
Amortization expense	1,763	3,337	7,818	8,950
Asset impairments	6,946	80,337	135,884	80,337
Interest expense	1,520	1,265	4,342	3,166
Interest income	(50)	(66)	(157)	(160)
Equity in loss of nonconsolidated investments	263	299	946	312
Other income	(1,085)	(537)	(263)	(1,245)

	29,164	106,240	214,511	159,493

Loss before income taxes	(9,361)	(70,202)	(142,935)	(55,712)
Income tax benefit	(3,379)	(12,780)	(42,125)	(7,939)

Net loss	$(5,982)	$(57,422)	$(100,810)	$(47,773)

Basic loss per common share	$(0.58)	$(5.60)	$(9.82)	$(4.65)

Diluted loss per common share	$(0.58)	$(5.60)	$(9.82)	$(4.65)

Dividends paid per common share	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net loss	$(5,982)	$(57,422)	$(100,810)	$(47,773)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,431)	(3,297)	(3,438)	(4,783)
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $88, $(184) and $(815), $(184)	137	(294)	(1,286)	(294)
Reclassification of pension liability adjustments to earnings, net of tax expense of $38, $46 and $115, $140*	73	90	223	271

Other comprehensive loss, net of tax	(1,221)	(3,501)	(4,501)	(4,806)

Comprehensive loss	$(7,203)	$(60,923)	$(105,311)	$(52,579)

*	Reclassifications out of accumulated other comprehensive income for pension obligations are charged to selling and administrative expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,810)	$(47,773)
Adjustments to reconcile net loss to cash provided by operating activities:
Deferred income taxes	(39,690)	(17,281)
Depreciation	10,620	10,593
Amortization	7,818	8,950
Asset impairments	135,884	80,337
Equity loss in nonconsolidated investments	946	312
Loss on sales and disposals of property, plant, and equipment	209	125
Share-based compensation	875	1,382
Excess income tax deficiency (benefit) from share-based compensation	124	(289)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,491	(1,485)
Inventories	3,188	(1,283)
Other current assets	(379)	625
Prepaid income tax	(6,436)	2,969
Other noncurrent assets	117	(1,101)
Dividends from LB Pipe & Coupling Products, LLC	—	90
Accounts payable	(13,256)	(16,058)
Deferred revenue	866	(317)
Accrued payroll and employee benefits	(2,294)	(5,283)
Other current liabilities	956	(370)
Other liabilities	(353)	(455)

Net cash provided by operating activities	11,876	13,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	923	389
Capital expenditures on property, plant, and equipment	(6,507)	(11,618)
Acquisitions, net of cash acquired	—	(193,871)
Loans and capital contributions to equity method investment	(635)	(61)

Net cash used by investing activities	(6,219)	(205,161)

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(134,200)	(108,777)
Proceeds from debt	101,075	289,764
Proceeds from exercise of stock options and stock awards	—	68
Financing fees	(712)	(1,670)
Treasury stock acquisitions	(265)	(2,686)
Cash dividends on common stock paid to shareholders	(1,244)	(1,244)
Excess income tax (deficiency) benefit from share-based compensation	(124)	289

Net cash (used) provided by financing activities	(35,470)	175,744

Effect of exchange rate changes on cash and cash equivalents	152	(3,085)
Net decrease in cash and cash equivalents	(29,661)	(18,814)
Cash and cash equivalents at beginning of period	33,312	52,024

Cash and cash equivalents at end of period	$3,651	$33,210

Supplemental disclosure of cash flow information:
Interest paid	$3,485	$2,513

Income taxes paid	$3,991	$6,280

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

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating its implementation approach and assessing the impact of ASU 2014-09 on our financial position and results of operations.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory (Topic 740”), which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU is effective on January 1, 2018 with early adoption permitted. The Company is evaluating the effect that ASU 2016-16 will have on our financial position and results of operations.

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

The following table illustrates revenues and profits (losses) from operations of the Company by segment for the periods indicated:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Net Sales	Segment Profit (loss)	Net Sales	Segment Profit (loss)
Rail Products and Services	$56,891	$(2,047)	$188,686	$(26,474)
Construction Products	34,870	1,356	107,098	5,748
Tubular and Energy Services	22,883	(6,966)	81,164	(111,876)

Total	$114,644	$(7,657)	$376,948	$(132,602)

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Net Sales	Segment Profit (loss)	Net Sales	Segment Profit (loss)
Rail Products and Services	$87,972	$6,984	$252,530	$19,469
Construction Products	54,093	4,456	137,899	10,842
Tubular and Energy Services	33,994	(79,873)	94,956	(77,557)

Total	$176,059	$(68,433)	$485,385	$(47,246)

Segment profits (losses) from operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of generally 1% per month. There has been no change in the measurement of segment profit from operations since December 31, 2015. The internal cost of capital charges are eliminated during the consolidation process.

The following table provides a reconciliation of reportable segment net profit from operations to the Company’s consolidated total:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Loss for reportable segments	$(7,657)	$(68,433)	$(132,602)	$(47,246)
Interest expense	(1,520)	(1,265)	(4,342)	(3,166)
Interest income	50	66	157	160
Other income	1,085	537	263	1,245
LIFO income	917	181	1,442	581
Equity in loss of nonconsolidated investments	(263)	(299)	(946)	(312)
Corporate expense, cost of capital elimination, and other unallocated charges	(1,973)	(989)	(6,907)	(6,974)

Loss before income taxes	$(9,361)	$(70,202)	$(142,935)	$(55,712)

The following table illustrates assets of the Company by segment:

	September 30, 2016	December 31, 2015
Rail Products and Services	$155,657	$241,222
Construction Products	83,061	86,335
Tubular and Energy Services	103,976	216,715
Unallocated corporate assets	68,586	22,388

Total	$411,280	$566,660

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

Inspection Oilfield Services

On March 13, 2015, the Company acquired IOS Holdings, Inc. (“IOS” or “test and inspection services”) for $167,404, net of cash acquired and a net working capital receivable adjustment of $2,363. The purchase agreement includes an earn-out provision for the seller to generate an additional $60,000 of proceeds upon achieving certain levels of EBITDA during the three-year period beginning on January 1, 2015. The Company has not accrued an estimated earn-out obligation based upon a probability weighted valuation model of the projected EBITDA results, which indicates that the minimum target will not be achieved. Approximately $7,600 of the purchase price relates to amounts held in escrow to satisfy potential indemnity claims made under the purchase agreement. Headquartered in Houston, TX, IOS is a leading independent provider of tubular management services with operations in every significant oil and gas producing region in the continental United States. The results of IOS are included within our Tubular and Energy Services segment from the date of acquisition.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Allocation of Purchase Price	November 23, 2015 - Tew Plus	March 13, 2015 - IOS		January 13, 2015 -Tew
Current assets	$4,420	$19,877		$12,125
Other assets	—	708		—
Property, plant, and equipment	47	51,453	*	2,398
Goodwill	822	69,908	*	8,772
Other intangibles	1,074	50,354	*	14,048
Liabilities assumed	(3,597)	(23,596)		(6,465)

Total	$2,766	$168,704		$30,878

*	- As a result of the impact of the downturn within the energy markets, the expectations of a prolonged period before recovery, and the reduction in active U.S. land oil rig count, the Company performed an interim test for impairment of goodwill during the third quarter of 2015 that resulted in the full impairment of goodwill related to the IOS acquisition. Additionally, during the second quarter of 2016, the Company performed an interim impairment test due to further deterioration in projections that resulted in impairment of property, plant, and equipment and intangible assets as described in Notes 4 and 5.

The following table summarizes the estimates of the fair values of the identifiable intangible assets acquired:

Intangible Asset	November 23, 2015 - Tew Plus	March 13, 2015 - IOS		January 13, 2015 - Tew
Trade name	$—	$2,641		$870
Customer relationships	817	41,171		10,035
Technology	203	4,364		2,480
Non-competition agreements	54	2,178		663

Total identified intangible assets	$1,074	$50,354	**	$14,048

**	- See Note 5 regarding intangible asset impairments.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment at September 30, 2016 and December 31, 2015 consist of the following:

	September 30,	December 31,
	2016	2015
Land	$14,848	$17,054
Improvements to land and leaseholds	17,626	16,590
Buildings	33,917	39,366
Machinery and equipment, including equipment under capitalized leases	116,355	118,677
Construction in progress	3,598	11,844

	186,344	203,531

Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	80,197	76,786

	$106,147	$126,745

We review our property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. Due to the deterioration in projected results from the IOS subsidiary within the Tubular and Energy Services segment, the undiscounted cash flows were unable to support the carrying value of the asset group. The Company utilized level 3 unobservable inputs, specifically, the discounted cash flow method, to determine the expected net cash flows generated by the continued use of the assets. As a result of the testing, the Company recorded a non-cash impairment of $14,956 during the nine-month period ended September 30, 2016. The impairment is included within “Asset impairments” caption of the Condensed Consolidated Statements of Operations.

5. GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

The following table represents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance at December 31, 2015	$48,188	$5,147	$28,417	$81,752
Foreign currency translation impact	(1,069)	—	—	(1,069)
Disposition	(154)	—	—	(154)
Impairment charges	(32,725)	—	(28,417)	(61,142)

Balance at September 30, 2016	$14,240	$5,147	$—	$19,387

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. During the current year, various reporting units underperformed against their projections and revised their forecasts downward. The revised forecasts, which were primarily attributable to weakness in the rail and energy markets, indicated longer recovery horizons than we previously projected. In connection with the revisions to the longer term projections and a substantial decline in market capitalization, the Company concluded that these qualitative factors indicated that there was a more likely than not risk that the carrying value of goodwill exceeded its fair value.

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

The results of the test indicated that the Rail Technologies (within the Rail Products and Services segment), Chemtec Energy Services, LLC (or “precision measurement systems”), and coated services (Chemtec and coated services are within the Tubular and Energy Services segment) reporting units’ respective fair values were less than their carrying value. All other reporting units that maintain goodwill substantially exceeded their carrying value and were not at risk of impairment. As a result of the continued weakness in the commodity cycles impacting the energy and rail markets, the near term projections of these reporting units have deteriorated and the expected future growth of the Rail Technologies, Chemtec, and coated services reporting units was determined to be insufficient to support the carrying values.

The Company determined the implied fair values of the Rail Technologies, Chemtec, and coated services reporting units by using level 3 unobservable inputs, which incorporated assumptions that we believe would be a reasonable market participant’s view in a hypothetical purchase, to develop the discounted cash flows of the respective reporting units. Significant level 3 inputs included the projected revenue and cost growth rates, capital expenditures, and weighted average costs of capital assumptions. The resulting fair values of each reporting unit were allocated to the assets and liabilities of the respective reporting unit as if each reporting unit had been acquired in business combinations as of the test date and the fair value was the purchase price paid to acquire each reporting unit. The results of the step 2 analysis indicated that the carrying amounts of the goodwill of Rail Technologies, Chemtec, and coated services exceeded the implied fair values of that goodwill. Accordingly, the Company recognized a non-cash goodwill impairment of $61,142, which represented the full impairment of goodwill within the Chemtec and coated services reporting units and approximately 68% of the Rail Technologies goodwill value. The impairment charge includes $4,383 related to Rail Technologies’ goodwill which was recorded during the three-month period ended September 30, 2016 as a result of the finalization of the interim impairment assessment, which the Company commenced during the second quarter.

The following table represents the gross definite-lived intangible assets balance by reportable segment:

	September 30,	December 31,
	2016	2015
Rail Products and Services	$57,134	$59,226
Construction Products	1,348	1,348
Tubular and Energy Services	29,179	98,166

	$87,661	$158,740

Due to the indicators previously noted, the Company performed recoverability tests on reporting units when it was more likely than not that the carrying value of the long-lived asset group would not be recoverable. The results of our testing indicated that the long-lived assets related to the IOS and Chemtec divisions, within the Tubular and Energy Services segment, had carrying values in excess of the asset groups’ fair value. Based upon level 3 unobservable inputs, the Company incorporated assumptions that we believe would be a reasonable market participant’s view in a hypothetical purchase, to develop the discounted cash flows. Significant level 3 inputs included the projected revenue and cost growth rates, capital expenditures, and weighted average costs of capital assumptions. As a result of the analysis, the Company recorded a $42,982 non-cash impairment of definite-lived intangible assets related to the IOS division and a $16,804 non-cash impairment of definite-lived intangible assets related to the Chemtec division. Included within the Chemtec impairment is $2,563 recorded during the three-month period ended September 30, 2016 as a result of the finalization of the Company’s interim impairment review, which the Company commenced during the second quarter.

The components of the Company’s definite-lived intangible assets are as follows:

	September 30, 2016
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,252	$(2,005)	$2,247
Patents	10	380	(145)	235
Customer relationships	17	37,295	(6,069)	31,226
Trademarks and trade names	14	10,054	(3,036)	7,018
Technology	14	35,680	(10,593)	25,087

		$87,661	$(21,848)	$65,813

	December 31, 2015
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$6,984	$(2,495)	$4,489
Patents	10	378	(124)	254
Customer relationships	16	94,338	(8,441)	85,897
Supplier relationships	5	350	(335)	15
Trademarks and trade names	13	14,252	(3,025)	11,227
Technology	13	42,438	(9,393)	33,045

		$158,740	$(23,813)	$134,927

Definite-lived intangible assets are amortized over their useful lives ranging from 2 to 25 years, with a total weighted average amortization period of approximately 15 years at September 30, 2016. Amortization expense for the three-month periods ended September 30, 2016 and 2015 was $1,763 and $3,337, respectively. Amortization expense for the nine-month periods ended September 30, 2016 and 2015 was $7,818 and $8,950, respectively.

Estimated amortization expense for the remainder of 2016 and thereafter is as follows:

Amortization Expense
2016	$1,780
2017	7,112
2018	7,008
2019	6,276
2020	5,909
2021 and thereafter	37,728

$65,813

6. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. The amounts of trade accounts receivable at September 30, 2016 and December 31, 2015 have been reduced by an allowance for doubtful accounts of $1,750 and $1,485, respectively.

7. INVENTORIES

Inventories at September 30, 2016 and December 31, 2015 are summarized in the following table:

	September 30, 2016	December 31, 2015
Finished goods	$54,659	$62,547
Work-in-process	20,418	20,178
Raw materials	20,683	19,492

Total inventories at current costs	95,760	102,217
Less: LIFO reserve	(4,379)	(5,821)

	$91,381	$96,396

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

At September 30, 2016 and December 31, 2015, the Company had a nonconsolidated equity method investment of $4,245 and $5,246, respectively, in LB Pipe JV and other equity investments totaling $129 and $75, respectively.

The Company recorded equity in the loss of LB Pipe JV of $276 and $292 for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded equity in the loss of LB Pipe JV of $1,001 and $289, respectively.

The Company continues to monitor the recoverability of the assets associated with LB Pipe JV and the long-term financial projections of the businesses.

During the nine-month period ended September 30, 2015, the Company received cash distributions from LB Pipe JV of $90. There were no changes to the members’ ownership interests as a result of the distribution. During 2016, the Company and the other 45% member each executed a revolving line of credit with the LB Pipe JV with an available limit of $750. The Company and the other 45% member each loaned $635 to the LB Pipe JV in an effort to maintain compliance with the LB Pipe JV’s debt covenants with an unaffiliated bank. The Company’s loan with the LB Pipe JV matures on December 15, 2016.

The Company’s exposure to loss results from its capital contributions and lending activity, net of the Company’s share of the LB Pipe JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the LB Pipe JV for its operations, which is described below. The carrying amounts with the maximum exposure to loss of the Company at September 30, 2016 and December 31, 2015, respectively, are as follows:

	September 30, 2016	December 31, 2015
LB Pipe JV equity method investment	$4,245	$5,246
Loan receivable	635	—
Net investment in direct financing lease	899	995

	$5,779	$6,241

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

The following is a schedule of the direct financing minimum lease payments for the remainder of 2016 and the years 2017 and thereafter:

Minimum Lease Payments
2016	$35
2017	140
2018	150
2019	574

$899

9. LONG-TERM DEBT

United States

Long-term debt consists of the following:

	September 30,	December 31,
	2016	2015
Revolving credit facility	$132,847	$165,000
Capital leases and financing agreements	2,778	3,754

Total	135,625	168,754
Less current maturities	1,326	1,335

Long-term portion	$134,299	$167,419

On June 29, 2016, L.B. Foster Company, its domestic subsidiaries, and certain of its Canadian subsidiaries (“L.B. Foster”) entered into the First Amendment (the “First Amendment”) to the Second Amended and Restated Credit Agreement dated March 13, 2015 (the “Amended and Restated Credit Agreement”), with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company. This First Amendment modifies the Amended and Restated Credit Agreement, which had a maximum credit line of $335,000. The First Amendment reduces the permitted borrowings to $275,000. The Amended and Restated Credit Agreement has been amended subsequent to September 30, 2016. See Note 16 “Subsequent Events”.

The Company’s and the domestic guarantors’ obligations under the First Amendment are secured by the grant of a security interest by the domestic borrowers and domestic guarantors in substantially all of the personal property owned by such entities. Additionally, the equity interests in each of the domestic loan parties, other than the Company, and the equity interests held by each domestic loan party in their domestic subsidiaries, are pledged to the lenders as collateral for the lending obligations.

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

At September 30, 2016, the Company was in compliance with the covenants in the Amended and Restated Credit Agreement as revised by the First Amendment.

Loans and advances to non-loan parties and loans, advances, and investments by domestic loan parties to subsidiaries that are not loan parties and to foreign loan parties is not permitted to exceed $10,000 in the aggregate at any one time, provided that, on March 31, 2018, when the Maximum Leverage Ratio requirement is 3.25 to 1.00, this limit will increase to $75,000.

The First Amendment permits the Company to pay dividends, distributions, and make redemptions with respect to its stock provided no event of default or potential default (as defined in the Amended and Restated Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Dividends, distributions, and redemptions are capped at $4,000 per year when funds are drawn on the facility until March 31, 2018, when the maximum Leverage Ratio requirement is 3.25 to 1.00, at which time this limit will increase to $25,000. Dividends of $1,244 or $0.12 per share were distributed for the nine-month period ended September 30, 2016.

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

At September 30, 2016, the Company had outstanding letters of credit of approximately $425 and had gross available borrowing capacity of $141,728. The current quarter reduction in debt was largely attributable to $26,000 of short-term intercompany advances from foreign subsidiaries into the U.S., which was used to fund our revolving credit facility at September 30, 2016. The maturity date of the First Amendment is March 13, 2020.

United Kingdom

A subsidiary of the Company has a credit facility with NatWest Bank for its United Kingdom operations that includes an overdraft availability of £1,500 pounds sterling (approximately $1,946 at September 30, 2016). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 1.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of September 30, 2016. There was approximately $311 in outstanding guarantees (as defined in the underlying agreement) at September 30, 2016. This credit facility was renewed and amended during the fourth quarter of 2015 to include Tew and Tew Plus as parties to the agreement. All other underlying terms and conditions remained unchanged as a result of the renewal. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review in the fourth quarter 2016.

The United Kingdom credit facility contains certain financial covenants that require that subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of September 30, 2016. The subsidiary had available borrowing capacity of $1,635 as of September 30, 2016.

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

LIBOR-Based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-Based interest rate swaps with notional values totaling $50,000. The swaps will become effective in February 2017, at which point it will effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. At September 30, 2016, the interest rate swaps were recorded within other accrued liabilities.

	Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$16	$16	$—	$—	$1,939	$1,939	$—	$—

Total assets	$16	$16	$—	$—	$1,939	$1,939	$—	$—

Interest rate swaps	$2,307	$—	$2,307	$—	$196	$—	$196	$—

Total liabilities	$2,307	$—	$2,307	$—	$196	$—	$196	$—

11. EARNINGS PER COMMON SHARE

(Share amounts in thousands)

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per common share - (Loss) available to common stockholders:
Net loss	$(5,982)	$(57,422)	$(100,810)	$(47,773)
Denominator:
Weighted average shares outstanding	10,296	10,256	10,264	10,266

Denominator for basic earnings per common share	10,296	10,256	10,264	10,266
Effect of dilutive securities:
Employee stock options	—	—	—	—
Other stock compensation plans	—	—	—	—

Dilutive potential common shares	—	—	—	—

Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,296	10,256	10,264	10,266

Basic loss per common share	$(0.58)	$(5.60)	$(9.82)	$(4.65)

Diluted loss per common share	$(0.58)	$(5.60)	$(9.82)	$(4.65)

Dividends paid per common share	$0.04	$0.04	$0.12	$0.12

During the three-month periods ended September 30, 2016 and 2015, there were approximately 34 and 48 anti-dilutive shares excluded from the preceding calculation, respectively. During the nine-month periods ended September 30, 2016 and 2015, there were 80 and 81 anti-dilutive shares excluded from the preceding calculation, respectively.

12. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s share-based compensation. Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $320 and $(514) for the three-month periods ended September 30, 2016 and 2015, respectively, related to restricted stock awards and performance unit awards. Stock compensation expense of $875 and $1,382 was recorded for the nine-month periods ended September 30, 2016 and 2015, respectively. At September 30, 2016, unrecognized compensation expense for awards that the Company expects to vest approximated $1,955. The Company will recognize this expense over the upcoming four years through August 2020.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares that have been reacquired by the Company and held as Treasury shares or authorized but previously unissued common stock.

During the nine-month periods ended September 30, 2016 and 2015, the Company recognized reductions in excess tax benefits related to stock-based compensation of $124 and excess tax benefits of $289, respectively. The change in excess income tax benefits have been included in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

Stock Option Awards

At September 30, 2016, there were no outstanding and exercisable stock options. During the first quarter of 2015, the remaining 7,500 outstanding stock options were exercised at a weighted average exercise price of $9.08. There were no new grants of stock option awards during the nine-month periods ended September 30, 2016 and 2015.

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

During the quarter ended June 30, 2016, the Company, with shareholder approval, amended its 2006 Omnibus Incentive Plan and registered 370,000 additional shares under the amendment. During the quarter ended March 31, 2016, the Compensation Committee approved the 2016 Performance Share Unit Program, the Executive Annual Incentive Compensation Plan (consisting of cash and equity components) and the 2016 Free Cash Flow Program (cash award only). The Compensation Committee also certified the actual performance achievement of participants in the 2013 Performance Share Unit Program. Actual performance resulted in no payout relative to the target performance metrics.

The following table summarizes the restricted stock award and performance unit award activity for the period ended September 30, 2016:

	Restricted Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	93,817	35,999	$39.66

Granted	48,283	129,844	12.50
Vested	(43,453)	—	29.30
Adjustment for incentive awards not expected to vest	—	(93,103)	24.79
Canceled	(6,021)	(9,050)	18.82

Outstanding at September 30, 2016	92,626	63,690	$21.88

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

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three- and nine-month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$9	$10	$27	$29
Interest cost	186	185	559	555
Expected return on plan assets	(179)	(203)	(538)	(611)
Recognized net actuarial loss	69	69	207	207

Net periodic pension cost	$85	$61	$255	$180

The Company does not expect to contribute to its United States defined benefit plans in 2016.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three- and nine-month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest cost	$73	$78	$223	$231
Expected return on plan assets	(82)	(83)	(250)	(249)
Amortization of prior service costs and transition amount	5	5	15	15
Recognized net actuarial loss	38	60	116	177

Net periodic pension cost	$34	$60	$104	$174

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of approximately $240 are anticipated to the United Kingdom L.B. Foster Rail Technologies, Inc. pension plan during 2016. For the nine months ended September 30, 2016, the Company contributed approximately $180 to the plan.

Defined Contribution Plans

The Company sponsors eight defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$152	$413	$1,289	$1,842
Canada	46	54	164	167
United Kingdom	64	162	281	360

	$262	$629	$1,734	$2,369

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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance at December 31, 2015	$8,755
Additions to warranty liability	961
Warranty liability utilized	(682)

Balance at September 30, 2016	$9,034

Included within the above table are concrete tie warranty reserves of approximately $7,460 and $7,544 at September 30, 2016 and December 31, 2015, respectively.

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

2012

During 2012, the Company completed sufficient testing and analysis to further understand this matter. Based upon testing results and expert analysis, the Company believed it discovered conditions, which largely related to the 2006 to 2007 manufacturing period, that can shorten the life of the concrete ties produced during this period. During the fourth quarter of 2012 and first quarter of 2013, the Company reached agreement with UPRR on several matters including a process for the Company and UPRR to work together to identify, prioritize, and replace defective ties that meet the criteria for replacement. This process applies to the ties the Company shipped to UPRR from its Grand Island, NE facility from 1998 to 2011. During most of this period, the Company’s warranty policy for UPRR carried a 5-year warranty with a 1.5:1 replacement ratio for any defective ties. In order to accommodate UPRR and other customer concerns, the Company also reverted to a previously used warranty policy providing a 15-year warranty with a 1:1 replacement ratio. This change provided an additional 10 years of warranty protection. In the amended 2005 supply agreement, the Company and UPRR also extended the supply of Tucson ties by five years and agreed on a cash payment of $12,000 to UPRR as compensation for concrete ties already replaced by UPRR during the investigation period.

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

At December 31, 2014, the Company and UPRR had not been able to reconcile the disagreement related to the 2013 and 2014 warranty replacement activity. The disagreement relating to the 2014 warranty replacement activity includes approximately 90,100 ties that the Company believes are not warranty-eligible.

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

2016

By Scheduling Order dated June 29, 2016, an August 31, 2017 deadline for the completion of fact discovery has been established and trial may proceed at some future date after October 30, 2017, and UPRR has filed an amended notice of trial to commence on October 30, 2017. During the first nine months of 2016, the parties continued to conduct discovery. The Company intends to continue to engage in discussions in an effort to resolve the UPRR matter. However, we cannot predict that such discussions will be successful, or that the results of the litigation with UPRR, or any settlement or judgment amounts, will reasonably approximate our estimated accruals for loss contingencies. Future potential costs pertaining to UPRR’s claims and the outcome of the UPRR litigation could result in a material adverse effect on our results of operations, financial condition, and cash flows.

As a result of the preliminary status of the litigation and the uncertainty of any potential judgment, an estimate of any additional loss, or a range of loss, associated with this litigation cannot be made based upon currently available information.

Environmental and Legal Proceedings

In September 2015, the Company was notified of a collective action complaint by current and former test and inspection services employees to recover unpaid overtime wages and other damages under the Fair Labor Standards Act. The parties commenced court ordered mediation on October 17, 2016. The Company has engaged a third party specialist to assist in claim valuation, but the parties have not engaged in any discovery to date, and there is no certainty of a potential resolution at this time. An estimate of any range of potential loss associated with this claim cannot be made based upon currently available information.

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

At September 30, 2016 and December 31, 2015, the Company maintained environmental reserves approximating $6,587 and $6,640, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance at December 31, 2015	$6,640
Additions to environmental obligations	26
Environmental obligations utilized	(79)

Balance at September 30, 2016	$6,587

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. The amounts currently reserved are immaterial to our financial position and liquidity and the estimate of additional loss exposure is immaterial to our results of operations.

15. INCOME TAXES

The Company’s effective income tax rate for the three and nine months ended September 30, 2016 was 36.1% and 29.5%, respectively, and 18.2% and 14.3% for the three and nine months ended September 30, 2015, respectively. The Company’s effective tax rate for the 2016 periods differed from the federal statutory rate of 35% primarily due to the discrete impact of current year asset impairments. The Company’s asset impairments of $6,946 and $135,884 for the three- and nine-month periods ended September 30, 2016, respectively, were related to both tax deductible and nondeductible assets and resulted in income tax benefits of $1,000 and $39,038, respectively.

16. SUBSEQUENT EVENTS

Due to the continued weakness in the markets that we serve, during the fourth quarter of 2016, the Company estimates severance charges of approximately $1,000 will be recorded related to reduction in force activity as the Company continues to react to changes in market conditions.

On November 7, 2016, L. B. Foster Company (the “Company”), its domestic subsidiaries, and certain of its Canadian subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement dated March 13, 2015 and as amended by the First Amendment dated June 29, 2016 (the “Amended and Restated Credit Agreement”), with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company. This Second Amendment modifies the Amended and Restated Credit Agreement which had a maximum revolving credit line of $275,000. The Second Amendment reduces the permitted revolving credit borrowings to $195,000 and provides for additional term loan borrowing of up to $30,000. The term loan will be subject to quarterly straight line amortization until fully paid off upon the final payment on January 1, 2020. Furthermore, certain matters, including excess cash flow, asset sales, and equity issuances, trigger mandatory prepayments to the Term Loan. Term loan borrowings will not be available to draw upon once they have been repaid. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Second Amendment or Amended and Restated Credit Agreement, as applicable.

The Second Amendment further provides for modifications to the financial covenants as defined in the Amended and Restated Credit Agreement. The Second Amendment calls for the elimination of the Maximum Leverage Ratio covenant through the quarter ended June 30, 2018. After that period, the Maximum Gross Leverage Ratio covenant will be reinstated to require a maximum ratio of 4.25 Consolidated Indebtedness to 1.00 Gross Leverage for the quarter ended September 30, 2018, and 3.75 to 1.00 for all periods thereafter until the maturity date of the credit facility. The Second Amendment also includes a Minimum Last Twelve Months EBITDA covenant (“Minimum EBITDA”). For the quarter ending December 31, 2016 through the quarter ending June 30, 2017, the Minimum EBITDA must be at least $18,500. For each quarter thereafter, through the quarter ended June 30, 2018, the Minimum EBITDA requirement will increase by various increments. At June 30, 2018, the Minimum EBITDA requirement will be $31,000. After the quarter ended June 30, 2018, the Minimum EBITDA covenant will be eliminated through the maturity of the credit agreement. The Second Amendment also includes a Minimum Fixed Charge Coverage Ratio covenant. The covenant represents the ratio of the Company’s fixed charges to the last twelve months of EBITDA, and is required to be a minimum of 1.00 to 1.00 through the quarter ended December 31, 2017 and 1.25 to 1.00 for each quarter thereafter through the maturity of the credit facility. The final financial covenant included in the Second Amendment is a Minimum Liquidity covenant which calls for a minimum of $25,000 in undrawn availability on the revolving credit loan at all times through the quarter ended June 30, 2018.

The Second Amendment includes several changes to certain non-financial covenants as defined in the Credit Agreement. Through the maturity date of the loan, the Company is now prohibited from making any future acquisitions. The limitation on permitted annual distributions of dividends or redemptions of the Company’s stock has been decreased from $4,000 to $1,700. The aggregate limitation on loans to and investments in non-loan parties was decreased from $10,000 to $5,000. Furthermore, the limitation on asset sales has been decreased from $25,000 annually with a carryover of up to $15,000 from the prior year to $25,000 in the aggregate through the maturity date of the credit facility.

The Second Amendment provides for the elimination of the three lowest tiers of the pricing grid that had previously been defined in the First Amendment. Upon execution of the Second Amendment through the quarter ended March 31, 2018, the Company will be locked into the highest tier of the pricing grid which provides for pricing of the prime rate plus 225 basis points on base rate loans and the applicable LIBOR rate plus 325 basis points on euro rate loans. For each quarter after March 31, 2018 and through the maturity date of the credit facility, the Company’s position on the pricing grid will be governed by a Minimum Net Leverage ratio which is the ratio of Consolidated Indebtedness less cash on hand in excess of $15,000 to EBITDA. If, after March 31, 2018 the Minimum Net Leverage ratio positions the Company on the lowest tier of the pricing grid, pricing will be the prime rate plus 150 basis points on base rate loans or the applicable LIBOR rate plus 250 basis points on euro rate loans.

The Company anticipates a fourth quarter 2016 charge of approximately $500 related to the write-off of unamortized deferred financing fees as a result of the amendment.

Lastly, on November 7, 2016, the Company announced that its Board of Directors decided to suspend the quarterly dividend beginning in the fourth quarter 2016.

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or further disclosure in the Notes to the Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share data)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may concern, among other things, L.B. Foster Company’s (“the Company’s”) expectations relating to our strategy, goals, projections and plans regarding our financial position, liquidity, capital resources and results of operations, the outcome of litigation and product warranty claims, decisions regarding our strategic growth initiatives, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: an economic slowdown or a continuation of the current economic slowdown in the markets we serve, the risk of doing business in international markets, a decrease in freight or passenger rail traffic, continued and sustained declines in energy prices, a lack of state or federal funding for new infrastructure projects, an increase in manufacturing or material costs, our ability to effectuate our strategy including evaluating potential opportunities such as strategic acquisitions, joint ventures, and other initiatives, and our ability to effectively integrate new businesses and realize anticipated benefits, costs of and impacts associated with shareholder activism, the timeliness and availability of material from major suppliers, labor disputes, the impact of competition, the effective implementation of an enterprise resource planning system, variances in current accounting estimates and assumptions and their ultimate outcomes, the seasonality of the Company’s business, the adequacy of internal and external sources of funds to meet financing needs, the Company’s ability to curb its working capital requirements and manage indebtedness, domestic and international income taxes, foreign currency fluctuations, inflation, economic conditions and regulatory changes caused by the United Kingdom’s likely exit from the European Union, the ultimate number of concrete ties that will have to be replaced pursuant to product warranty claims, an overall resolution of the related contract claims, the costs associated with and the outcome of a lawsuit filed by Union Pacific Railroad (“UPRR”), the loss of future revenues from current customers, risks inherent in litigation, and domestic and foreign governmental regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” in our Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

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

Quarter-to-date Results

The segment gross profit measures presented within the MD&A tables constitute non-GAAP financial measures disclosed by management to provide investors and other users information to evaluate the performance of the Company’s segments on a more comparable basis to market trends and peers. In addition, these non-GAAP financial measures are key metrics utilized by segment managers to monitor selling prices and quantities as well as production and service costs to better evaluate key profitability drivers and trends that may develop due to industry and competitive conditions.

The following non-GAAP reconciliation of segment gross profit displays items that have been excluded from segment profit (loss) as disclosed in Note 2 to the unaudited Condensed Consolidated Financial Statements presented above:

Three months ended September 30, 2016	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Non-GAAP Segment Gross Profit	$12,220	$6,177	$654	$19,051
Segment and Allocated Selling & Administrative	8,926	4,783	4,290	17,999
Amortization Expense	958	38	767	1,763
Asset Impairments	4,383	—	2,563	6,946

Reportable Segment Profit (Loss)	$(2,047)	$1,356	$(6,966)	$(7,657)

Three months ended September 30, 2015	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Non-GAAP Segment Gross Profit	$19,564	$9,850	$6,689	$36,103
Segment and Allocated Selling & Administrative	11,510	5,356	3,996	20,862
Amortization Expense	1,070	38	2,229	3,337
Asset Impairments	—	—	80,337	80,337

Reportable Segment Profit (Loss)	$6,984	$4,456	$(79,873)	$(68,433)

			Percent of Total Net Sales		Percent Increase/ (Decrease)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015	2016 vs. 2015
Net Sales:
Rail Products and Services	$56,891	$87,972	49.6%	50.0%	(35.3)%
Construction Products	34,870	54,093	30.4	30.7	(35.5)
Tubular and Energy Services	22,883	33,994	20.0	19.3	(32.7)

Total net sales	$114,644	$176,059	100.0%	100.0%	(34.9)%

			Non-GAAP / Reported Gross Profit Percentage		Percent Increase/ (Decrease)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015	2016 vs. 2015
Gross Profit:
Non-GAAP Rail Products and Services	$12,220	$19,564	21.5%	22.2%	(37.5)%
Non-GAAP Construction Products	6,177	9,850	17.7	18.2	(37.3)
Non-GAAP Tubular and Energy Services	654	6,689	2.9	19.7	(90.2)

Non-GAAP Segment gross profit	19,051	36,103
LIFO income	917	181	0.8	0.1	* *
Other	(165)	(246)	(0.1)	(0.1)	(32.9)

Total gross profit	$19,803	$36,038	17.3%	20.5%	(45.0)%

			Percent of Total Net		Percent Increase/ (Decrease)
	Three Months Ended		Sales Three Months
	September 30,		Ended September 30,
	2016	2015	2016	2015	2016 vs. 2015
Expenses:
Selling and administrative expenses	$19,807	$21,605	17.3%	12.3%	(8.3)%
Amortization expense	1,763	3,337	1.5	1.9	(47.2)
Asset impairments	6,946	80,337	6.1	45.6	(91.4)
Interest expense	1,520	1,265	1.3	0.7	20.2
Interest income	(50)	(66)	—	—	(24.2)
Equity in loss of nonconsolidated investments	263	299	0.2	0.2	(12.0)
Other income	(1,085)	(537)	(0.9)	(0.3)	102.0

Total expenses	$29,164	$106,240	25.4%	60.3%	(72.5)%

Loss before income taxes	$(9,361)	$(70,202)	(8.2)%	(39.9)%	(86.7)%
Income tax benefit	(3,379)	(12,780)	(2.9)	(7.3)	(73.6)

Net loss	$(5,982)	$(57,422)	(5.3)%	(32.6)%	(89.6)%

**	Results of calculation are not considered meaningful for presentation purposes.

Third Quarter 2016 Compared to Third Quarter 2015 – Company Analysis

Net sales of $114,644 for the period ended September 30, 2016 decreased by $61,415, or 34.9%, compared to the prior year quarter. The change was attributable to decreases of 35.5%, 35.3%, and 32.7% in Construction Products, Rail Products and Services, and Tubular and Energy Services segment sales, respectively.

Gross profit percentage for the quarter ended September 30, 2016 was 17.3% or 320 basis points lower than the prior year quarter. The decrease was primarily due to significantly lower margins within the Tubular and Energy Services segment. Partially offsetting the decline were favorable reductions in LIFO reserves as a result of decreasing prices along with inventory reductions.

Selling and administrative expenses decreased by $1,798, or 8.3%, from the prior year. The decrease was primarily driven by $830 in cost reduction initiatives related to personnel and travel costs, $700 related to incentive compensation, $320 related to prior year acquisition and integration costs and other strategic spending reductions of approximately $850. These reductions were partially offset by $640 of increased litigation-related costs for the UPRR matter and, to a lesser extent, increased costs related to the implementation of the Company’s enterprise resource planning system.

The Company recorded non-cash impairments of $6,946 ($5,946 net of tax) during the three-month period ended September 30, 2016. The impairment related to the finalization of the June 1, 2016 interim impairment assessment. The third quarter adjustments related to a $4,383 goodwill impairment and a $2,563 definite-lived asset impairment for the Rail Technologies and Chemtec reporting units, respectively. During the three-month period ended September 30, 2015, the Company recognized asset impairments of $80,337 ($63,887 net of taxes) to write down the carrying values to the implied fair values, of which $69,908 represented the full carrying value of goodwill related to the IOS acquisition and the remaining $10,429 related to the Chemtec reporting unit.

Amortization expense decreased by $1,574, or 47.2%, which was attributable to the current year intangible asset impairment, which reduced definite-lived intangible amortization costs.

The Company’s effective income tax rate in the 2016 third quarter was 36.1%, compared to 18.2% in the prior year quarter. The Company’s effective income tax rate for the quarter ended September 30, 2016 differed from the federal statutory rate of 35% primarily due to the discrete impact of asset impairments, offset by changes in the Company’s forecasted global mix of income. The Company’s asset impairments of $6,946 and $80,337 in the three months ended September 30, 2016 and 2015, respectively, were related to both tax deductible and nondeductible assets and resulted in income tax benefits of $1,000 and $16,450, respectively.

Net loss for the third quarter of 2016 was $5,982, or $0.58 per diluted share, compared to a net loss of $57,422, or $5.60 per diluted share, in the prior year quarter. The following table provides a reconciliation of the GAAP earnings per share value to the non-GAAP adjusted earnings1 per share value for the three-month periods ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015
Adjusted Diluted (Loss) Earnings Per Share Reconciliation
Net loss, as reported	$(5,982)	$(57,422)
Asset impairments, net of tax benefits of $1,000 and $16,450	5,946	63,887

Adjusted net (loss) income	(36)	6,465

Average number of common shares outstanding - Diluted, as reported	10,296	10,256
Average number of common shares outstanding - Diluted, as adjusted	10,296	10,304

Diluted loss per common share, as reported	$(0.58)	$(5.60)

Diluted (loss) earnings per common share, as adjusted	$(0.00)	$0.63

[1]

- All results in this Quarterly Report that exclude asset impairment charges are non-GAAP measures used for management reporting purposes. Management believes that these measures provide useful information to investors because they will assist investors in evaluating earnings performance on a comparable year-over-year basis.

Results of Operations – Segment Analysis

Rail Products and Services

	Three Months Ended			Percent
	September 30,		Decrease	Decrease
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net Sales	$56,891	$87,972	$(31,081)	(35.3)%

Non-GAAP Gross Profit	$12,220	$19,564	$(7,344)	(37.5)%

Non-GAAP Gross Profit Percentage	21.5%	22.2%	(0.7)%	(3.2)%

Third Quarter 2016 Compared to Third Quarter 2015

Rail Products and Services segment sales decreased $31,081 or 35.3%, compared to the prior year period. The decline related to reductions across all of our rail divisions. The sales declines were primarily volume driven due to significantly less infrastructure and maintenance spending. The rail market continues to experience reductions in commodity carloadings and intermodal rail traffic among the Class 1 railroads. This negative trend is expected to continue throughout the remainder of the year.

The Rail Products and Services segment produced a loss of $2,047 compared to the prior year period profit of $6,984. The decrease was primarily attributable to a $4,383 goodwill impairment related to the Rail Technologies reporting unit along with reductions in gross profit due to depressed volumes. Non-GAAP gross profit declined by $7,344, or 37.5%, compared to the prior year period. The decline in profitability was primarily attributable to volume related deleveraging within track components and friction management products.

During the quarter, the Rail Products and Services segment had a reduction in new orders of 22.5% compared to the prior year period. Nearly half of the decline related to the rail distribution division and the remainder consisted of all other rail product lines experiencing reductions in orders relative to the prior year quarter. The Company anticipates continued challenges as rail customers react to significantly reduced rail traffic.

Construction Products

	Three Months Ended		Decrease	Percent Decrease
	September 30,
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net Sales	$34,870	$54,093	$(19,223)	(35.5)%

Non-GAAP Gross Profit	$6,177	$9,850	$(3,673)	(37.3)%

Non-GAAP Gross Profit Percentage	17.7%	18.2%	(0.5)%	(2.7)%

Third Quarter 2016 Compared to Third Quarter 2015

Construction Products segment sales decreased $19,223, or 35.5%, compared to the prior year period. The reduction relates to weaker sales within piling and bridge products, partially offset by increased sales of precast concrete products. The piling products division continues to experience increased competition, which has led to a deterioration in demand and related sales volumes. The fabricated bridge division anticipates stronger sales during the fourth quarter as projects awarded during the second quarter 2016 will become realized.

The Construction Products segment profit declined by $3,100 which was primarily attributable to the reduction in sales volumes which negatively impacted non-GAAP gross profit. Non-GAAP gross profit was weaker in all divisions and related to sales volume reductions in the current year period.

During the quarter, the Construction Products segment’s orders were consistent with the prior year period.

Tubular and Energy Services

	Three Months Ended			Percent
	September 30,		Decrease	Decrease
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net Sales	$22,883	$33,994	$(11,111)	(32.7)%

Non-GAAP Gross Profit	$654	$6,689	$(6,035)	(90.2)%

Non-GAAP Gross Profit Percentage	2.9%	19.7%	(16.8)%	(85.3)%

Third Quarter 2016 Compared to Third Quarter 2015

Tubular and Energy Services segment sales decreased $11,111, or 32.7%, compared to the prior year period. The decrease related primarily to $8,382 from the threaded and coated divisions and $6,225 from test and inspection services partially offset by an increase of $3,585 related to precision measurement products.

Tubular and Energy Services segment loss was $6,966 compared to a loss of $79,873 in the prior year. The losses were largely attributable to impairments of $2,563 and $80,337 for the three-month periods ending September 30, 2016 and 2015, respectively. The non-GAAP gross profit declined by $6,035, or 90.2%, which was negatively impacted by our test and inspection and coated services offerings. The test and inspection services business continues to be negatively impacted by the weakness in the upstream oil and gas market, where demand levels remain low, leading to heightened competition and reductions in service prices. Similarly, coated pipe demand levels have declined significantly during the third quarter 2016 which led to a temporary idling of the Birmingham facility. The facility has restarted operations in early October 2016. Gross profit was also negatively impacted by precision measurement system sales which produced lower margins due to competitive pressures as a result of the depressed midstream oil and gas market. Profitability in the Tubular and Energy Services segment will be challenging for the remainder of the year.

The Tubular and Energy Services segment had a reduction in new orders of 52.2% compared to the prior year period. Orders for coated products, test and inspection services and precision measurement systems were down 64.8%, 55.1%, and 37.0% respectively, due to a reduction in midstream oil and gas new project lettings.

Year-to-date Results

The segment gross profit measures presented within the MD&A tables constitute non-GAAP financial measures disclosed by management to provide investors and other users information to evaluate the performance of the Company’s segments on a more comparable basis to market trends and peers. In addition, these non-GAAP financial measures are key metrics utilized by segment managers to monitor selling prices and quantities as well as production and service costs to better evaluate key profitability drivers and trends that may develop due to industry and competitive conditions.

The following non-GAAP reconciliations of segment gross profit displays items that have been excluded from segment profit (loss) as disclosed in Note 2:

Nine months ended September 30, 2016	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Non-GAAP Segment Gross Profit	$41,051	$20,642	$8,933	$70,626
Segment and Allocated Selling & Administrative	31,854	14,781	12,891	59,526
Amortization Expense	2,946	113	4,759	7,818
Asset Impairments	32,725	—	103,159	135,884

Reportable Segment Profit (Loss)	$(26,474)	$5,748	$(111,876)	$(132,602)

Nine months ended September 30, 2015	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Non-GAAP Segment Gross Profit	$57,418	$26,707	$19,617	$103,742
Segment and Allocated Selling & Administrative	34,944	15,660	11,097	61,701
Amortization Expense	3,005	205	5,740	8,950
Asset Impairments	—	—	80,337	80,337

Reportable Segment Profit (Loss)	$19,469	$10,842	$(77,557)	$(47,246)

	Nine Months Ended September 30,		Percent of Total Net Sales Nine Months Ended September 30,				Percent Increase/(Decrease)
	2016	2015	2016		2015		2016 vs. 2015
Net Sales:
Rail Products and Services	$188,686	$252,530	50.1%		52.0%		(25.3)%
Construction Products	107,098	137,899	28.4		28.4		(22.3)
Tubular and Energy Services	81,164	94,956	21.5		19.6		(14.5)

Total net sales	$376,948	$485,385	100.0%		100.0%		(22.3)%

	Nine Months Ended September 30,		Non-GAAP / Reported Gross Profit Percentage Nine Months Ended September 30,				Percent Increase/(Decrease)
	2016	2015	2016		2015		2016 vs. 2015
Gross Profit:
Non-GAAP Rail Products and Services	$41,051	$57,418	21.8%		22.7%		(28.5)%
Non-GAAP Construction Products	20,642	26,707	19.3		19.4		(22.7)
Non-GAAP Tubular and Energy Services	8,933	19,617	11.0		20.7		(54.5)

Non-GAAP Segment gross profit	70,626	103,742
LIFO income	1,442	581	0.4		0.1		148.2
Other	(492)	(542)	(0.1)		(0.1)		(9.2)

Total gross profit	$71,576	$103,781	19.0%		21.4%		(31.0)%

	Nine Months Ended September 30,		Percent of Total Net Sales Nine Months Ended September 30,				Percent Increase/(Decrease)
	2016	2015	2016		2015		2016 vs. 2015
Expenses:
Selling and administrative expenses	$65,941	$68,133	17.5%		14.0%		(3.2)%
Amortization expense	7,818	8,950	2.1		1.8		(12.6)
Asset impairments	135,884	80,337	36.0		16.6		69.1
Interest expense	4,342	3,166	1.2		0.7		37.1
Interest income	(157)	(160)	—		—		(1.9)
Equity in loss of nonconsolidated investments	946	312	0.3		0.1		* *
Other income	(263)	(1,245)	(0.1)		(0.3)		(78.9)

Total expenses	$214,511	$159,493	56.9%		32.9%		34.5%

Loss before income taxes	$(142,935)	$(55,712)	(37.9	) %	(11.5	) %	156.6%
Income tax benefit	(42,125)	(7,939)	(11.2)		(1.6)		* *

Net loss	$(100,810)	$(47,773)	(26.7	) %	(9.9	) %	111.0%

**	Results of calculation are not considered meaningful for presentation purposes.

First Nine Months of 2016 Compared to First Nine Months of 2015 – Company Analysis

Net sales of $376,948 for the nine months ended September 30, 2016 decreased by $108,437, or 22.3%, compared to the prior year period. The sales decrease was attributable to decreases of 25.3%, 22.3%, and 14.5% in Rail Products and Services, Construction Products and Tubular and Energy Services segment sales, respectively.

Gross profit percentage for the nine months ended September 30, 2016 was 19.0%, or 240 basis points lower than the prior year. The current year margin was significantly impacted by the prolonged weakness in the oil and gas market and, to a lesser extent, reduced activity within the rail market. Partially offsetting the decline were favorable reductions in LIFO reserves as a result of decreasing prices along with inventory reductions.

Selling and administrative expenses decreased by $2,192 over the prior year period. The reduction was primarily attributable to cost reduction initiatives related to personnel costs of $1,100, incentive compensation reductions of $1,700, prior year acquisition and integration costs of $1,000 and other strategic spending reductions of $1,660 which were partially offset by $2,400 in litigation-related costs for the UPRR matter and, to a lesser extent, costs related to the implementation of the Company’s enterprise resource planning system.

The Company recorded non-cash asset impairments of $135,884 ($96,846 net of tax) during the nine-month period ended September 30, 2016. During the 2015 period, the Company recognized asset impairments of $80,337 ($63,887 net of taxes) to write down the carrying values to the implied fair values, of which $69,908 represented the full carrying value of goodwill related to the IOS acquisition and the remaining $10,429 related to the Chemtec reporting unit.

During the second quarter of 2016, the Company identified various indicators that suggested that there was a more likely than not probability that the carrying values of certain assets and reporting units were less than their respective fair values. The impairment indicators included a rapid deterioration in actual performance against forecasts, downward revisions in projected financial results, declines in the Company’s market capitalization, and reductions in new order activity.

Asset groups that had indicators of impairment were analyzed to determine if the carrying values were recoverable. Based upon the recoverability assessment, the Company determined that certain intangible assets and property, plant, and equipment within the test and inspection services division and certain intangible assets within the Chemtec division were impaired. The impairment assessment was finalized during the period ended September 30, 2016 resulting in a $59,786 definite-lived intangible asset impairment and a $14,956 property, plant, and equipment impairment were recorded within the Tubular and Energy Services segment. The remaining asset groups tested for recoverability were substantially in excess of their respective carrying values.

The Company performed an interim goodwill impairment review as of June 1, 2016 as a result of the adverse effect on certain reporting units of reduced capital spending and cost reduction priorities that oil and gas developers and railroad customers have enacted as well as the indicators previously noted. The forecasts for the Chemtec, coated services, and Rail Technologies reporting units did not indicate a timely recovery to support the carrying values of the reporting units. Upon finalization of the interim impairment assessment during the period ended September 30, 2016, the Company recognized a goodwill impairment of $61,142, which represented the full impairment of goodwill related to the Chemtec and coated services reporting units and approximately 68% of the Rail Technologies goodwill value. The estimated fair values of the remaining reporting units were substantially in excess of the carrying value of those reporting units.

The Company’s effective income tax rate from continuing operations for the first nine months of 2016 was 29.5%, compared to 14.3% in the prior year period. The Company’s effective income tax rate for the nine months ended September 30, 2016 differed from the federal statutory rate of 35% primarily due to the discrete impact of asset impairments in the current year period. The Company’s asset impairments of $135,884 and $80,337 for the nine-month periods ended September 30, 2016 and 2015, respectively, were related to both tax deductible and nondeductible assets and resulted in income tax benefits of $39,038 and $16,450, respectively.

Net loss for the first nine months of 2016 was $100,810, or $9.82 per diluted share, which compares to a net loss for the 2015 period of $47,773, or $4.65 per diluted share. The following table provides a reconciliation of the GAAP earnings per share value to the non-GAAP adjusted earnings per share value for the nine-month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Adjusted Diluted (Loss) Earnings Per Share Reconciliation
Net loss, as reported	$(100,810)	$(47,773)
Asset impairments, net of tax benefits of $39,038 and $16,450	96,846	63,887

Adjusted net (loss) income	(3,964)	16,114

Average number of common shares outstanding - Diluted, as reported	10,264	10,266
Average number of common shares outstanding - Diluted, as adjusted	10,264	10,347

Diluted loss per common share, as reported	$(9.82)	$(4.65)

Diluted (loss) earnings per common share, as adjusted	$(0.39)	$1.56

Results of Operations – Segment Analysis

Rail Products and Services

	Nine Months Ended September 30,		Decrease	Percent Decrease
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net Sales	$188,686	$252,530	$(63,844)	(25.3)%

Non-GAAP Gross Profit	$41,051	$57,418	$(16,367)	(28.5)%

Non-GAAP Gross Profit Percentage	21.8%	22.7%	(0.9)%	(4.0)%

First Nine Months of 2016 Compared to First Nine Months of 2015

Rail Products and Services segment sales decreased $63,844, or 25.3%, compared to the prior year period. For the first nine months of 2016, all rail divisions experienced reductions in sales over the prior year period. The sales decline was attributable to lower volumes due to continued weakness in the North American rail market in both commodity carloads as well as intermodal rail traffic. Additionally, due to the ongoing litigation with UPRR, our rail divisions experienced a decline in sales to UPRR of approximately $12,500.

The Rail Products and Services segment loss for the nine-months ended September 30, 2016 was $26,474 compared to segment profit of $19,469 for the nine months ended September 30, 2015. The reduction was primarily attributable to the $32,725 goodwill impairment related to the Rail Technologies reporting unit along with reductions in gross profit due to the reduction in sales volumes. The non-GAAP gross profit decreased by $16,367, or 28.5%, and the corresponding percentage decreased by 90 basis points principally attributable to declines in Rail Technologies and precast concrete tie margins, which was negatively impacted by reduced volumes and related deleveraging of the businesses.

During the nine-month period ended September 30, 2016, the Rail Products and Services segment had a reduction in new orders of 28.5% compared to the prior year. The rail distribution and precast concrete tie businesses represented 60.9% of the current year decline and all other rail divisions experienced declines relative to the prior year due to reductions in rail capital spending. The Company anticipates continuing challenges as rail customers react to significantly reduced rail traffic.

Construction Products

	Nine Months Ended September 30,		Decrease	Percent Decrease
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net Sales	$107,098	$137,899	$(30,801)	(22.3)%

Non-GAAP Gross Profit	$20,642	$26,707	$(6,065)	(22.7)%

Non-GAAP Gross Profit Percentage	19.3%	19.4%	(0.1)%	(0.5)%

First Nine Months of 2016 Compared to First Nine Months of 2015

Construction Products segment sales decreased $30,801, or 22.3%, compared to the prior year period. The piling division represented $24,672 of the reduction and fabricated bridge sales represented $8,036, which were both attributable to fewer large project opportunities in the market as compared to the prior year period as well as increased competition leading to fewer project wins. Partially offsetting these declines were increased precast concrete product sales.

The Construction Products segment profit of $5,748 declined by $5,094 compared to the prior year as a result of reduced gross profit attributable to lower sales volumes. The non-GAAP gross profit decreased by $6,065, or 22.7%, due to reductions in piling products gross profit as a result of the decline in volumes. The fabricated bridge and precast concrete products partially offset the reduction in piling products’ profit margins.

During the nine-month period ended September 30, 2016, the Construction Products segment had a 1.3% increase in new orders compared to the prior year period. The increase relates to significant project wins within the fabricated bridge business, which were largely offset by declines in the piling products business.

Tubular and Energy Services

	Nine Months Ended September 30,		Decrease	Percent Decrease
	2016	2015	2016 vs. 2015	2016 vs. 2015
Net Sales	$81,164	$94,956	$(13,792)	(14.5)%

Non-GAAP Gross Profit	$8,933	$19,617	$(10,684)	(54.5)%

Non-GAAP Gross Profit Percentage	11.0%	20.7%	(9.7)%	(46.9)%

First Nine Months of 2016 Compared to First Nine Months of 2015

Tubular and Energy Services segment sales decreased $13,792, or 14.5%, compared to the prior year period. The decrease primarily relates to the test and inspection services division, which is being significantly impacted by the upstream oil and gas market and related reduction in active land rigs. Sales of coated services have declined by 25.5% due to reduced demand levels within the midstream oil and gas market.

For the nine-months ended September 30, 2016, the segment loss was $111,871 compared to segment loss of $77,557 during the prior year period. The losses in both periods were largely attributable to asset impairments of $103,159 and $80,337, respectively. The current year impairments related to the test and inspection services, precision measurement products, and coated services reporting units. Segment profit was also negatively impacted by reductions in gross profit due to continued declines in test and inspection services sales volumes. The non-GAAP gross profit declined by $10,684, or 54.5%, and the corresponding percentage declined by 970 basis points compared to the prior year period. Sales of precision measurement products have increased during the current year, however, due to the increased competition on fewer opportunities, the profitability has been reduced.

The Tubular and Energy Services segment’s new orders decreased by 36.8% compared to the prior year period. Coated services and test and inspection services experienced the most significant reductions at 67.5% and 49.3%, respectively. While the test and inspection services division continues to be impacted by the weakness in the oil and gas market, the recent coated decline relates to the delayed impact of the oil and gas market on mid-stream customers. Management anticipates that the Tubular and Energy Services segment will continue to face significant headwinds throughout the remainder of 2016.

Other

Segment Backlog

Total Company backlog is summarized by business segment in the following table for the periods indicated:

	Backlog
	September 30, 2016	December 31, 2015	September 30, 2015
Rail Products and Services	$53,392	$85,199	$84,787
Construction Products	75,762	45,371	63,311
Tubular and Energy Services	14,650	34,137	26,242

Total Backlog	$143,804	$164,707	$174,340

While a considerable portion of our business is backlog driven, certain product lines within the Rail Products and Services and Tubular and Energy Services segments are not driven by backlog and therefore have insignificant levels throughout the year.

Warranty

At September 30, 2016, the Company maintained a total product warranty reserve of $9,034 for its estimate of all potential product warranty claims. Of this total, $7,460 reflects the current estimate of the Company’s exposure for potential product warranty claims related to concrete tie production. While the Company believes this is a reasonable estimate of its potential contingencies related to identified concrete tie warranty matters, the Company may incur future charges associated with new customer claims or further development of information for existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on the Company’s results of operations and financial condition. See Note 14 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Total debt was $135,625 and $168,754 at September 30, 2016 and December 31, 2015, respectively.

Our need for liquidity relates primarily to working capital requirements for operations, capital expenditures, joint venture capital obligations, debt service obligations, share repurchases, and dividends.

The change in cash and cash equivalents for year-to-date periods ended September 30 is as follows:

	September 30,
	2016	2015
Net cash provided by operating activities	$11,876	$13,688
Net cash used by investing activities	(6,219)	(205,161)
Net cash (used) provided by financing activities	(35,470)	175,744
Effect of exchange rate changes on cash and cash equivalents	152	(3,085)

Net decrease in cash and cash equivalents	$(29,661)	$(18,814)

Cash Flow from Operating Activities

During the nine-month period ended September 30, 2016, cash flows provided by operating activities were $11,876 compared to $13,688 during the prior year period. For the nine months ended September 30, 2016, income, adjustments to income from operating activities, and dividends from the LB Pipe joint venture provided $15,976 compared to $36,446 in the 2015 period. Working capital and other assets and liabilities used $4,100 in the current period compared to a use of $22,758 in the prior year period.

The Company’s calculation of days sales outstanding at September 30, 2016 was 53 days compared to 56 days at December 31, 2015. We believe our receivables portfolio is strong.

Cash Flow from Investing Activities

Capital expenditures for the nine months ended September 30, 2016 and 2015 were $6,507 and $11,618, respectively. The current year expenditures related primarily to the Birmingham, AL inside diameter coating line upgrade and application development of the Company’s new enterprise resource planning system. The Company also received proceeds of $923 related to the sale of assets and also loaned $635 to its LB Pipe JV. Expenditures for the nine months ended September 30, 2015 related primarily to upgrades to the outside diameter coating line of the Birmingham, AL coating facility as well as general plant and yard improvements across each segment. During the nine months ended September 30, 2015, the Company acquired Tew Holdings, LTD. (“Tew”) and IOS. The total purchase price of these acquisitions, net of cash acquired, was $193,871 as of September 30, 2015.

Cash Flow from Financing Activities

During the nine months ended September 30, 2016, the Company had a decrease in outstanding debt of approximately $33,130, primarily related to short-term loans from foreign subsidiaries to make payments against the revolving credit facility. The advances were repaid during the first week of October 2016. The Company also paid $712 in financing fees for the June 29, 2016 credit facility amendment. During the nine months ended September 30, 2015, the Company had an increase in outstanding debt of approximately $180,990, primarily related to drawings against the revolving credit facility to fund domestic acquisition activity. The Company withheld 14,498 shares for approximately $198 for the nine-month period ended September 30, 2016 compared to withholding 24,012 shares for approximately $1,099 in the prior year period. The shares were withheld from employees to pay their withholding taxes in connection with the vesting of restricted stock awards. Cash outflows related to dividends were $1,244 in each of the periods ended September 30, 2016 and 2015, respectively. Lastly, during the nine-month periods ending September 30, 2016 and 2015, the Company purchased 5,000 and 80,512 shares of common stock for $67 and $1,587, respectively, under our existing share repurchase authorization.

Financial Condition

On November 7, 2016, L. B. Foster Company (the “Company”), its domestic subsidiaries, and certain of its Canadian subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement dated March 13, 2015 and as amended by the First Amendment dated June 29, 2016 (the “Amended and Restated Credit Agreement”), with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company. This Second Amendment modifies the Amended and Restated Credit Agreement which had a maximum revolving credit line of $275,000. The Second Amendment reduces the permitted revolving credit borrowings to $195,000 and provides for additional term loan borrowing of up to $30,000. The term loan will be subject to quarterly straight line amortization until fully paid off upon the final payment on January 1, 2020. Furthermore, certain matters, including excess cash flow, asset sales, and equity issuances, trigger mandatory prepayments to the Term Loan. Term loan borrowings will not be available to draw upon once they have been repaid. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Second Amendment or Amended and Restated Credit Agreement, as applicable.

The Second Amendment further provides for modifications to the financial covenants as defined in the Amended and Restated Credit Agreement. The Second Amendment calls for the elimination of the Maximum Leverage Ratio covenant through the quarter ended June 30, 2018. After that period, the Maximum Gross Leverage Ratio covenant will be reinstated to require a maximum ratio of 4.25 Consolidated Indebtedness to 1.00 Gross Leverage for the quarter ended September 30, 2018, and 3.75 to 1.00 for all periods thereafter until the maturity date of the credit facility. The Second Amendment also includes a Minimum Last Twelve Months EBITDA covenant (“Minimum EBITDA”). For the quarter ending December 31, 2016 through the quarter ending June 30, 2017, the Minimum EBITDA must be at least $18,500. For each quarter thereafter, through the quarter ended June 30, 2018, the Minimum EBITDA requirement will increase by various increments. At June 30, 2018, the Minimum EBITDA requirement will be $31,000. After the quarter ended June 30, 2018, the Minimum EBITDA covenant will be eliminated through the maturity of the credit agreement. The Second Amendment also includes a Minimum Fixed Charge Coverage Ratio covenant. The covenant represents the ratio of the Company’s fixed charges to the last twelve months of EBITDA, and is required to be a minimum of 1.00 to 1.00 through the quarter ended December 31, 2017 and 1.25 to 1.00 for each quarter thereafter through the maturity of the credit facility. The final financial covenant included in the Second Amendment is a Minimum Liquidity covenant which calls for a minimum of $25,000 in undrawn availability on the revolving credit loan at all times through the quarter ended June 30, 2018.

The Second Amendment includes several changes to certain non-financial covenants as defined in the Credit Agreement. Through the maturity date of the loan, the Company is now prohibited from making any future acquisitions. The limitation on permitted annual distributions of dividends or redemptions of the Company’s stock has been decreased from $4,000 to $1,700. The aggregate limitation on loans to and investments in non-loan parties was decreased from $10,000 to $5,000. Furthermore, the limitation on asset sales has been decreased from $25,000 annually with a carryover of up to $15,000 from the prior year to $25,000 in the aggregate through the maturity date of the credit facility.

The Second Amendment provides for the elimination of the three lowest tiers of the pricing grid that had previously been defined in the First Amendment. Upon execution of the Second Amendment through the quarter ended March 31, 2018, the Company will be locked into the highest tier of the pricing grid which provides for pricing of the prime rate plus 225 basis points on base rate loans and the applicable LIBOR rate plus 325 basis points on euro rate loans. For each quarter after March 31, 2018 and through the maturity date of the credit facility, the Company’s position on the pricing grid will be governed by a Minimum Net Leverage ratio which is the ratio of Consolidated Indebtedness less cash on hand in excess of $15,000 to EBITDA. If, after March 31, 2018 the Minimum Net Leverage ratio positions the Company on the lowest tier of the pricing grid, pricing will be the prime rate plus 150 basis points on base rate loans or the applicable LIBOR rate plus 250 basis points on euro rate loans.

At September 30, 2016, we had $3,651 in cash and cash equivalents and $141,728 of availability under the First Amendment to the Second Amended and Restated Credit Agreement while carrying $135,625 in total debt. Under the November 3, 2016 Second Amendment, we would have had $91,728 of borrowing availability. We believe this liquidity will provide the flexibility to operate the business in a prudent manner, continue to service our revolving debt facility, and weather a continued downturn in our markets.

Our cash balances are held in various locations throughout the world, with substantially all of those amounts held outside the U.S. Under current law, the foreign cash would be subject to U.S. federal income taxes less applicable foreign tax credits. We utilize planning and financing strategies to ensure that the Company’s cash is available as it is needed.

As of September 30, 2016, approximately $3,278 of our cash and cash equivalents was held in non-domestic bank accounts, and is not available to fund domestic operations unless repatriated. In addition, approximately $26,000 was subject to short-term intercompany advances into the U.S., which was used to fund our revolving credit facility at September 30, 2016. It is management’s intent to indefinitely reinvest such funds, including the short-term intercompany advances, outside of the United States.

At September 30, 2016, the Company was in compliance with the covenants in the Amended and Restated Credit Agreement as revised by the First Amendment.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps will become effective in February 2017 at which point it will effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. At September 30, 2016, the swap liability was $2,307 compared to $196 as of December 31, 2015.

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

For the nine months ended September 30, 2016, a 1% change in the interest rate for variable rate debt as of September 30, 2016 would increase or decrease interest expense by approximately $1,250.

If we had paid interest for the nine months ended September 30, 2016 under the terms of the Second Amendment, the interest for that period would have been approximately $5,200. A 1% change in the interest that would have been payable under the terms of the Second Amendment would change the amount of interest expense that would have been payable under the Second Amendment by approximately $1,250.

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

As of September 30, 2016, the Company recorded a current liability of $2,307 related to its LIBOR-based interest rate swap agreements.

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the nine-month period ended September 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

We are in the process of integrating the IOS Holdings, Inc. and Tew Plus, Ltd. businesses. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to these businesses as the integration proceeds. Similarly, as of April 1, 2016, we have transitioned certain product lines into a new enterprise resource planning (“ERP”) system. As such, the integration of recent acquisitions and ERP transition have resulted in additions and changes to our internal control over financial reporting. Otherwise, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of equity securities for the three-month period ended September 30, 2016 were as follows:

			Total number of shares	Approximate dollar
		Average	purchased as	value of shares
	Total number	price	part of publicly	that may yet be
	of shares	paid per	announced plans	purchased under
	purchased (1)	share	or programs (2)	the plans or programs
July 1, 2016 - July 31, 2016	—	$—	—	$29,933
August 1, 2016 - August 31, 2016	—	—	—	29,933
September 1, 2016 - September 30, 2016	—	—	—	29,933

Total	—	$—	—	$29,933

(1)	Shares withheld by the Company to pay taxes upon vesting of restricted stock.

(2)	On December 9, 2015, the Board of Directors authorized the repurchase of up to $30,000 of the Company’s common shares until December 31, 2017. This authorization became effective January 1, 2016.

a.	The $30,000 repurchase authorization is restricted under the terms of the Second Amendment. Dividends, distributions, and redemptions are capped at a maximum annual amount of $1,700 throughout the life of the repurchase authorization.

Item 4. Mine Safety Disclosures

This item is not applicable to the Company.

Item 6. Exhibits

All exhibits are incorporated herein by reference:

10.1	Second Amendment dated November 7, 2016 to the Second Amended and Restated Credit Agreement dated March 13, 2015, and as amended by the First Amendment dated June 29, 2016, among Registrant and PNC Bank N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on November 8, 2016, File No. 0-10436.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date: November 8, 2016	By: /s/ David J. Russo
David J. Russo
Senior Vice President,
Chief Financial Officer and Treasurer
(Duly Authorized Officer of Registrant)

Index to Exhibits

All exhibits are incorporated herein by reference:

Exhibit Number	Description

10.1	Second Amendment dated November 7, 2016 to the Second Amended and Restated Credit Agreement dated March 13, 2015, and as amended by the First Amendment dated June 29, 2016, among Registrant and PNC Bank N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on November 8, 2016, File No. 0-10436.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.