Form 10-K/A
period 2016-12-31
FOSTER L B CO
filed 2017-03-13
CIK 352825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Documents Incorporated by Reference:

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2017 (the “Form 10-K”), by L.B. Foster Company (the “Company”). The purpose of this Amendment is solely to correct a typographical error to the 2016 net cash provided by operating activities within the Consolidated Statements of Cash Flows of Part II, Item 8 of the Form 10-K. The amount of net cash provided by operating activities was incorrectly displayed within parentheses as “($18,405).” The correct amount is “$18,405.”

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have included the entire text of Part II, Item 8 and Part IV, Item 15 of the Original Form 10-K in this Amendment. However, there have been no changes to the text of such Part II, Item 8 other than the change stated in the immediately preceding paragraph. Further, there have been no changes to the XBRL data filed in Exhibit 101 of Form 10-K.

In addition, we have filed the following exhibits:

23 Consent of Independent Registered Public Accounting Firm.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update, or restate the information in any other Item of the Form 10-K or reflect any events that have occurred after the filing of the Form 10-K.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

March 8, 2017

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

(In thousands, except share data)

	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$30,363	$33,312
Accounts receivable - net	66,632	78,487
Inventories - net	83,243	96,396
Prepaid income tax	14,166	1,131
Other current assets	5,200	5,148

Total current assets	199,604	214,474
Property, plant, and equipment - net	103,973	126,745
Other assets:
Goodwill	18,932	81,752
Other intangibles - net	63,519	134,927
Deferred tax assets	—	226
Investments	4,031	5,321
Other assets	2,964	3,215

Total assets	$393,023	$566,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,744	$55,804
Deferred revenue	7,597	6,934
Accrued payroll and employee benefits	7,497	10,255
Accrued warranty	10,154	8,755
Current maturities of long-term debt	10,386	1,335
Other accrued liabilities	8,953	8,563

Total current liabilities	82,331	91,646
Long-term debt	149,179	167,419
Deferred tax liabilities	11,371	8,926
Other long-term liabilities	16,891	15,837
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at December 31, 2016 and December 31, 2015, 11,115,779; shares outstanding at December 31, 2016 and December 31, 2015, 10,312,625 and 10,221,006, respectively	111	111
Paid-in capital	44,098	46,681
Retained earnings	133,667	276,571
Treasury stock - at cost, common stock, shares at December 31, 2016 and December 31, 2015, 803,154 and 894,773, respectively	(19,336)	(22,591)
Accumulated other comprehensive loss	(25,289)	(17,940)

Total stockholders’ equity	133,251	282,832

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$393,023	$566,660

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

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THE THREE YEARS ENDED DECEMBER 31,

(In thousands)

	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(141,660)	$(44,445)	$25,656
Adjustments to reconcile net loss to cash provided by operating activities:
Deferred income taxes	3,375	(14,582)	(2,914)
Depreciation	13,917	14,429	7,882
Amortization	9,575	12,245	4,695
Asset impairments	135,884	80,337	—
Equity loss (income) and remeasurement gain	1,290	(167)	(1,282)
Loss on sales and disposals of property, plant, and equipment	202	(2,064)	21
Share-based compensation	1,346	1,471	3,007
Excess income tax deficiency (benefit) from share-based compensation	332	(253)	(336)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,959	31,223	15,311
Inventories	10,479	4,331	(9,872)
Other current assets	1,380	3,248	(1,004)
Prepaid income tax	(13,035)	1,134	2,530
Other noncurrent assets	59	(909)	(386)
Dividends from LB Pipe & Coupling Products, LLC	—	90	630
Accounts payable	(16,005)	(17,204)	16,285
Deferred revenue	984	(2,279)	591
Accrued payroll and employee benefits	(2,676)	(5,136)	2,542
Other current liabilities	1,432	(4,189)	2,732
Other liabilities	(433)	(1,108)	651

Net cash provided by operating activities	18,405	56,172	66,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	969	5,339	184
Capital expenditures on property, plant, and equipment	(7,664)	(14,913)	(17,056)
Acquisitions, net of cash acquired	—	(196,001)	(80,797)
Loans and capital contributions to equity method investment	(1,235)	—	(82)

Net cash used by investing activities	(7,930)	(205,575)	(97,751)

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory (Topic 740),” which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU is effective on January 1, 2018 with early adoption permitted. The Company continues to evaluate the impact this standard will have on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350),” which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating its implementation approach and assessing the impact of ASU 2017-04 on our financial position and results of operations.

Recently adopted accounting guidance

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. This standard requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual reporting periods, and interim periods therein, ending after December 15, 2016. Accordingly, the Company has adopted this ASU and evaluated the Company’s ability to continue as a going concern as well as the need for related footnote disclosure. The Company has concluded no disclosure is necessary regarding the entity’s ability to continue as a going concern.

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

	2016
	Net Sales	Segment Profit (Loss) *	Segment Assets	Depreciation/ Amortization	Expenditures for Long-Lived Assets

Rail Products and Services	$239,127	$(26,228)	$174,049	$7,276	$856
Construction Products	145,602	8,189	81,074	2,256	687
Tubular and Energy Services	98,785	(116,126)	100,006	12,644	3,810

Total	$483,514	$(134,165)	$355,129	$22,176	$5,353

	2015
	Net Sales	Segment Profit (Loss) **	Segment Assets	Depreciation/ Amortization	Expenditures for Long-Lived Assets

Rail Products and Services	$328,982	$27,037	$241,222	$8,098	$4,273
Construction Products	176,394	12,958	86,335	2,720	1,260
Tubular and Energy Services	119,147	(81,344)	216,715	14,857	4,303

Total	$624,523	$(41,349)	$544,272	$25,675	$9,836

	2014
	Net Sales	Segment Profit	Segment Assets	Depreciation/ Amortization	Expenditures for Long-Lived Assets

Rail Products and Services	$374,615	$30,093	$239,951	$6,153	$5,115
Construction Products	178,847	13,106	102,978	2,232	3,343
Tubular and Energy Services	53,730	5,350	130,289	3,208	6,988

Total	$607,192	$48,549	$473,218	$11,593	$15,446

*	- Segment loss includes impairment of goodwill, definite-lived intangible assets and property, plant and equipment as further described in Note 4 Goodwill and Other Intangible Assets and Note 7 Property, Plant and Equipment.
**	- Segment loss includes impairment of goodwill as further described in Note 4 Goodwill and Other Intangible Assets.

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

Note 13.

Earnings Per Common Share

(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the three years ended December 31:

	2016	2015	2014

Numerator for basic and diluted (loss) earnings per common share -
(Loss) income available to common stockholders:
Net (loss) income	$(141,660)	$(44,445)	$25,656
Denominator:
Weighted average shares outstanding	10,273	10,254	10,225

Denominator for basic earnings per common share	10,273	10,254	10,225
Effect of dilutive securities:
Employee stock options	—	—	6
Other stock compensation plans	—	—	101

Dilutive potential common shares	—	—	107

Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,273	10,254	10,332

Basic (loss) earnings per common share	$(13.79)	$(4.33)	$2.51

Diluted (loss) earnings per common share	$(13.79)	$(4.33)	$2.48

Dividends paid per common share	$0.12	$0.16	$0.13

There were 143 and 130 anti-dilutive shares in 2016 and 2015, respectively. There were no antidilutive shares in 2014.

Note 14.

Income Taxes

(Loss) income before income taxes, as shown in the accompanying consolidated statements of operations, includes the following components:

	2016	2015	2014

Domestic	$(151,027)	$(55,061)	$30,766
Foreign	3,858	4,484	8,294

(Loss) income from operations, before income taxes	$(147,169)	$(50,577)	$39,060

Significant components of the provision for income taxes are as follows:

	2016	2015	2014
Current:
Federal	$(9,980)	$5,571	$11,488
State	(487)	1,540	1,491
Foreign	1,583	1,339	3,339

Total current	(8,884)	8,450	16,318

Deferred:
Federal	2,555	(12,016)	(2,321)
State	706	(2,014)	(122)
Foreign	114	(552)	(471)

Total deferred	3,375	(14,582)	(2,914)

Total income tax (benefit) expense	$(5,509)	$(6,132)	$13,404

The reconciliation of income tax computed at statutory rates to income tax (benefit) expense is as follows:

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory rate	$(51,509)	35.0%	$(17,702)	35.0%	$13,671	35.0%
Foreign tax rate differential	(485)	0.3	(419)	0.8	(870)	(2.2)
State income taxes, net of federal benefit	(2,893)	2.0	(159)	0.3	1,065	2.7
Non-deductible goodwill impairment	11,448	(7.8)	12,737	(25.2)	—	—
Non-deductible expenses	262	(0.2)	452	(0.9)	708	1.8
Domestic production activities deduction	700	(0.5)	(507)	1.0	(851)	(2.2)
Change in liability for unrecognized tax	42	—	(198)	0.4	(327)	(0.8)
Change in permanent reinvestment	7,932	(5.4)	—	—	—	—
Change in valuation allowance	29,719	(20.2)	—	—	—	—
Other	(725)	0.5	(336)	0.7	8	—

Total income tax (benefit) expense / Effective rate	$(5,509)	3.7%	$(6,132)	12.1%	$13,404	34.3%

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Goodwill and other intangibles	$32,699	$1,354
Pension and post-retirement liability	2,186	1,801
Warranty reserve	3,633	3,153
Deferred compensation	1,227	2,275
Accounts receivable	516	622
Contingent liabilities	2,336	2,087
Long-term insurance reserves	567	655
Net operating loss / tax credit carryforwards	1,384	1,006
Other	1,107	949

Total deferred tax assets	45,655	13,902
Less: valuation allowance	(29,719)	—

Net deferred tax assets	15,936	13,902

Deferred tax liabilities:
Goodwill and other intangibles	$(6,087)	$(7,155)
Depreciation	(10,586)	(14,134)
Unremitted earnings of foreign subsidiaries	(7,932)	—
Inventories	(1,506)	—
Investment in LB Pipe joint venture	(756)	(572)
Other	(440)	(741)

Total deferred tax liabilities	(27,307)	(22,602)

Net deferred tax liabilities	$(11,371)	$(8,700)

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

The following table summarizes the restricted stock award and performance unit award activity for the three-year periods ended December 31, 2016, 2015, and 2014:

	Restricted	Performance	Weighted Average
	Stock	Stock	Grant Date
	Units	Units	Fair Value
Outstanding at January 1, 2014	129,726	61,651	$34.00

Granted	19,051	34,652	44.07
Vested	(40,540)	(13,588)	34.59
Adjustment for incentive awards not expected to vest	—	(7,845)	43.59
Canceled	—	(2,880)	44.13

Outstanding at December 31, 2014	108,237	71,990	$36.25

Granted	29,656	41,114	44.93
Vested	(39,076)	(23,877)	32.35
Adjustment for incentive awards not expected to vest	—	(53,228)	43.26
Canceled	(5,000)	—	44.84

Outstanding at December 31, 2015	93,817	35,999	$39.66

Granted	48,283	129,844	12.50
Vested	(56,807)	—	28.45
Adjustment for incentive awards not expected to vest	—	(93,103)	24.79
Canceled	(6,021)	(9,050)	18.82

Outstanding at December 31, 2016	79,272	63,690	$21.66

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

The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments at December 31, 2016:

Year ending December 31,	Capital Leases	Operating Leases
2017	$626	$4,292
2018	589	2,883
2019	503	2,109
2020	240	1,784
2021	—	1,511
2022 and thereafter	—	6,538

Total minimum lease payments	1,958	$19,117

Less amount representing interest	114

Total present value of minimum payments with interest rates ranging from 2.95% to 4.25%	$1,844

Assets recorded under capital leases are as follows for the years ended December 31, 2016 and 2015:

	2016	2015

Machinery and equipment at cost	$3,152	$3,157
Less accumulated amortization	829	450

Net capital lease assets	$2,323	$2,707

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

2016 - 2017

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

Quarterly financial information for the years ended December 31, 2016 and 2015 is presented below:

	2016
	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
Net sales	$126,310	$135,994	$114,644	$106,566
Gross profit	$23,960	$27,813	$19,803	$18,779
Net loss	$(2,832)	$(91,996)	$(5,982)	$(40,851)
Basic loss per common share	$(0.28)	$(8.96)	$(0.58)	$(3.97)
Diluted loss per common share	$(0.28)	$(8.96)	$(0.58)	$(3.97)
Dividends paid per common share	$0.04	$0.04	$0.04	$—

Differences between the sum of quarterly results and the Consolidated Statements of Operations are due to rounding.

(1)	- Second quarter 2016 includes $128,938 impairment of assets related to the Chemtec, Protective Coatings, IOS and Rail Technologies product groups.
(2)	– Third quarter 2016 includes $6,946 related to the finalization of the impairment analysis of the Chemtec and Rail Technologies product groups.
(3)	– Fourth quarter 2016 includes deferred U.S. income taxes and foreign withholding taxes of $7,932 on unremitted foreign earnings and a valuation allowance of $29,719 against deferred tax assets.

	2015
	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (2)
Net sales	$137,907	$171,419	$176,059	$139,138
Gross profit	$30,653	$37,089	$36,038	$29,872
Net income (loss)	$4,285	$5,362	$(57,422)	$3,328
Basic earnings (loss) per common share	$0.42	$0.52	$(5.60)	$0.33
Diluted earnings (loss) per common share	$0.41	$0.52	$(5.60)	$0.32
Dividends paid per common share	$0.04	$0.04	$0.04	$0.04

(1)	- Third quarter 2015 includes $80,337 impairment of goodwill related to the IOS and Chemtec reporting units.
(2)	- Fourth quarter 2015 includes $2,279 pre-tax gain on sale of Tucson, AZ concrete tie facility.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(a)(3). Exhibits

The Index to Exhibits immediately following the signature page is filed as part of this Amended Annual Report on Form 10-K/A.

L. B. FOSTER COMPANY AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
2016
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,485	$982	$1,050	$1,417

Valuation allowance for deferred tax assets	$—	$29,719	$—	$29,719

2015
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,036	$1,113	$664	$1,485

2014
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,099	$462	$525	$1,036

(1)	Notes and accounts receivable written off as uncollectible.

INDEX TO EXHIBITS

All exhibits are incorporated herein by reference:

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L.B. FOSTER COMPANY

Date: March 13, 2017	By:	/s/ Robert P. Bauer
(Robert P. Bauer,
President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Robert P. Bauer	President, Chief Executive Officer	March 13, 2017
	(Robert P. Bauer)	and Director

By:	/s/ David J. Russo	Senior Vice President,	March 13, 2017
	(David J. Russo)	Chief Financial Officer and Treasurer