Form 10-Q
period 2017-03-31
FOSTER L B CO
filed 2017-05-03
CIK 352825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2017

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to

Commission File Number: 000-10436

L.B. Foster Company

(Exact name of Registrant as specified in its charter)

Pennsylvania	25-1324733
(State of Incorporation)	(I. R. S. Employer Identification No.)

415 Holiday Drive, Pittsburgh, Pennsylvania	15220
(Address of principal executive offices)	(Zip Code)

(412) 928-3400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2017
Common Stock, Par Value $0.01	10,331,803 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,768	$30,363
Accounts receivable - net	76,667	66,632
Inventories - net	82,551	83,243
Prepaid income tax	11,293	14,166
Other current assets	6,819	5,200

Total current assets	211,098	199,604
Property, plant, and equipment - net	103,508	103,973
Other assets:
Goodwill	19,071	18,932
Other intangibles - net	61,923	63,519
Investments	3,831	4,031
Other assets	2,809	2,964

Total assets	$402,240	$393,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,852	$37,744
Deferred revenue	6,868	7,597
Accrued payroll and employee benefits	6,015	7,497
Accrued warranty	10,204	10,154
Current maturities of long-term debt	10,214	10,386
Other accrued liabilities	8,106	8,953

Total current liabilities	97,259	82,331
Long-term debt	145,051	149,179
Deferred tax liabilities	11,319	11,371
Other long-term liabilities	16,830	16,891
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at March 31, 2017 and December 31, 2016, 11,115,779; shares outstanding at March 31, 2017 and December 31, 2016, 10,331,830 and 10,312,625, respectively	111	111
Paid-in capital	43,572	44,098
Retained earnings	131,245	133,667
Treasury stock - at cost, common stock, shares at March 31, 2017 and December 31, 2016, 783,949 and 803,154, respectively	(18,856)	(19,336)
Accumulated other comprehensive loss	(24,291)	(25,289)

Total stockholders’ equity	131,781	133,251

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$402,240	$393,023

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Sales of goods	$97,629	$107,915
Sales of services	21,073	18,395

Total net sales	118,702	126,310
Cost of goods sold	79,401	86,393
Cost of services sold	18,049	15,957

Total cost of sales	97,450	102,350

Gross profit	21,252	23,960

Selling and administrative expenses	19,227	22,817
Amortization expense	1,759	3,266
Interest expense	2,108	1,170
Interest income	(56)	(55)
Equity in loss of nonconsolidated investments	200	196
Other expense	5	715

	23,243	28,109

Loss before income taxes	(1,991)	(4,149)
Income tax expense (benefit)	431	(1,317)

Net loss	$(2,422)	$(2,832)

Basic loss per common share	$(0.23)	$(0.28)

Diluted loss per common share	$(0.23)	$(0.28)

Dividends paid per common share	$—	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
Net loss	$(2,422)	$(2,832)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	888	653
Unrealized income (loss) on cash flow hedges, net of tax benefit of $0 and $612	1	(968)
Reclassification of pension liability adjustments to earnings, net of tax expense of $0 and $39*	109	76

Other comprehensive income (loss)	998	(239)

Comprehensive loss	$(1,424)	$(3,071)

*	Reclassifications out of accumulated other comprehensive loss for pension obligations are charged to selling and administrative expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,422)	$(2,832)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Deferred income taxes	(85)	(219)
Depreciation	3,282	3,727
Amortization	1,759	3,266
Equity loss of nonconsolidated investments	200	196
Loss on sales and disposals of property, plant, and equipment	109	71
Share-based compensation	167	(252)
Income tax deficiency from share-based compensation	—	76
Change in operating assets and liabilities
Accounts receivable	(9,901)	4,274
Inventories	940	4,101
Other current assets	(1,669)	(2,095)
Prepaid income tax	2,750	(4,630)
Other noncurrent assets	236	144
Accounts payable	18,472	(9,227)
Deferred revenue	(751)	1,463
Accrued payroll and employee benefits	(1,505)	(2,968)
Other current liabilities	(805)	(31)
Other liabilities	(29)	(171)

Net cash provided (used) by operating activities	10,748	(5,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	138	97
Capital expenditures on property, plant, and equipment	(3,453)	(3,125)
Loans and capital contributions to equity method investment	—	(575)

Net cash used by investing activities	(3,315)	(3,603)

L.B. FOSTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(28,431)	(37,142)
Proceeds from debt	24,131	43,304
Treasury stock acquisitions	(97)	(168)
Cash dividends on common stock paid to shareholders	—	(414)
Income tax deficiency from share-based compensation	—	(76)

Net cash (used) provided by financing activities	(4,397)	5,504

Effect of exchange rate changes on cash and cash equivalents	369	777
Net increase (decrease) in cash and cash equivalents	3,405	(2,429)
Cash and cash equivalents at beginning of period	30,363	33,312

Cash and cash equivalents at end of period	$33,768	$30,883

Supplemental disclosure of cash flow information:
Interest paid	$1,840	$1,056

Income taxes (received) paid	$(2,105)	$3,585

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

1. FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The year-end Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition” (“ASC 605”). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company continues to evaluate our contracts with customers and assess the impact that this standard will have on the Company’s results of operations, cash flows, and financial position. The Company anticipates using the modified retrospective approach at adoption as it relates to ASU 2014-09.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new accounting requirements include the accounting for, presentation of, and classification of leases. The guidance will result in most leases being capitalized as a right of use asset with a related liability on our balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is in the process of analyzing the impact of ASU 2016-02 on our financial position and results of operations. The Company has a significant number of leases, and, as a result, expects this guidance to have a material impact on its consolidated balance sheet.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory (Topic 740),” (“ASU 2016-16”) which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU is effective on January 1, 2018 with early adoption permitted. The Company continues to evaluate the impact this standard will have on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715),” (“ASU 2017-07”) which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires that the entity report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and report the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement separately from the service cost component and outside a subtotal of income from operations. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization.

The new standard will be effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company is evaluating its implementation approach and assessing the impact of ASU 2017-07 on our results of operations, cash flows, and financial position.

Recently adopted accounting guidance

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)” (“ASU 2015-11”). The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. The standard defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This standard requires prospective application and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this guidance by the Company did not have a material impact on its Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2016-09”), which simplifies the accounting for share-based compensation. Among other things, ASU 2016-09 provides for (i) the simplification of accounting presentation of excess tax benefits and tax deficiencies, (ii) an accounting policy election regarding forfeitures to use an estimate or account for when incurred, and (iii) simplification of cash flow presentation for excess tax benefits. The standard is effective for the annual reporting periods beginning after December 15, 2016, and the transition method required by ASU 2016-09 varies by amendment. The provisions of ASU 2016-09 related to the recognition of excess tax benefits in the income statement and classification in the statement of cash flows were adopted prospectively and prior periods were not retrospectively adjusted. ASU 2016-09 permits companies to make an accounting policy election to recognize forfeitures of stock-based awards as they occur or make an estimate by applying a forfeiture rate each quarter. The Company previously estimated forfeitures and will continue to apply this accounting policy.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350),” (“ASU 2017-04”) which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, an entity will recognize an impairment charge for the amount by which the carrying value exceeds the fair value. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance by the Company did not to have a material impact on its Condensed Consolidated Financial Statements or interim goodwill testing.

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

The following table illustrates revenues and profits (losses) from operations of the Company by segment for the periods indicated:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Net Sales	Segment Profit (loss)	Net Sales	Segment Profit (loss)
Rail Products and Services	$56,480	$1,489	$64,292	$741
Construction Products	37,322	1,219	31,880	448
Tubular and Energy Services	24,900	(508)	30,138	(1,927)

Total	$118,702	$2,200	$126,310	$(738)

Segment profits (losses) from operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of generally 1% per month. There has been no change in the measurement of segment profit (loss) from operations from December 31, 2016. The internal cost of capital charges are eliminated during the consolidation process.

The following table provides a reconciliation of reportable segment net profit (loss) from operations to the Company’s consolidated total:

	Three Months Ended
	March 31,
	2017	2016
Profit (loss) for reportable segments	$2,200	$(738)
Interest expense	(2,108)	(1,170)
Interest income	56	55
Other expense	(5)	(715)
LIFO income	11	73
Equity in loss of nonconsolidated investments	(200)	(196)
Corporate expense, cost of capital elimination, and other unallocated charges	(1,945)	(1,458)

Loss before income taxes	$(1,991)	$(4,149)

The following table illustrates assets of the Company by segment:

	March 31, 2017	December 31, 2016
Rail Products and Services	$176,227	$174,049
Construction Products	83,175	81,074
Tubular and Energy Services	101,292	100,006
Unallocated corporate assets	41,546	37,894

Total	$402,240	$393,023

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table represents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance at December 31, 2016	$13,785	$5,147	$—	$18,932
Foreign currency translation impact	139	—	—	139

Balance at March 31, 2017	$13,924	$5,147	$—	$19,071

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. No goodwill impairment test was required in connection with these evaluations for the three months ended March 31, 2017. The Company continues to monitor the recoverability of the long-lived assets associated with certain reporting units of the Company and the long-term financial projections of the businesses. Sustained declines in the markets we serve may result in future long-lived asset impairment.

The following table represents the gross other intangible assets balance by reportable segment:

	March 31,	December 31,
	2017	2016
Rail Products and Services	$56,648	$56,476
Construction Products	1,348	1,348
Tubular and Energy Services	29,179	29,179

	$87,175	$87,003

The components of the Company’s intangible assets are as follows:

	March 31, 2017
	Weighted Average Amortization In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,193	$(2,406)	$1,787
Patents	10	376	(148)	228
Customer relationships	18	36,988	(7,200)	29,788
Trademarks and trade names	14	10,029	(3,449)	6,580
Technology	14	35,589	(12,049)	23,540

		$87,175	$(25,252)	$61,923

	December 31, 2016
	Weighted Average Amortization In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,219	$(2,217)	$2,002
Patents	10	373	(143)	230
Customer relationships	18	36,843	(6,582)	30,261
Trademarks and trade names	14	10,018	(3,238)	6,780
Technology	14	35,550	(11,304)	24,246

		$87,003	$(23,484)	$63,519

Intangible assets are amortized over their useful lives ranging from 4 to 25 years, with a total weighted average amortization period of approximately 15 years at March 31, 2017. Amortization expense for the three-month periods ended March 31, 2017 and 2016 was $1,759 and $3,266, respectively.

Estimated amortization expense for the remainder of 2017 and thereafter is as follows:

Amortization Expense
2017	$5,298
2018	6,959
2019	6,220
2020	5,865
2021	5,834
2022 and thereafter	31,747

$61,923

4. ACCOUNTS RECEIVABLE

Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable at March 31, 2017 and December 31, 2016 have been reduced by an allowance for doubtful accounts of $1,888 and $1,417, respectively.

5. INVENTORIES

Inventories at March 31, 2017 and December 31, 2016 are summarized in the following table:

	March 31, 2017	December 31, 2016
Finished goods	$44,970	$46,673
Work-in-process	22,449	21,716
Raw materials	18,299	18,032

Total inventories at current costs	85,718	86,421
Less: LIFO reserve	(3,167)	(3,178)

	$82,551	$83,243

Inventory is generally valued at the lower of last-in, first-out (“LIFO”) cost or market. Other inventories of the Company are valued at average cost or net realizable value, whichever is lower. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end levels and costs.

6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at Mach 31, 2017 and December 31, 2016 consist of the following:

	March 31, 2017	December 31, 2016
Land	$14,834	$14,826
Improvements to land and leaseholds	17,404	17,408
Buildings	33,986	33,910
Machinery and equipment, including equipment under capitalized leases	119,582	118,060
Construction in progress	2,055	1,291

	187,861	185,495
Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	84,353	81,522

	$103,508	$103,973

We review our property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no asset impairments of property, plant, and equipment during the three months ended March 31, 2017 and 2016.

Depreciation expense for the three-month periods ended March 31, 2017 and 2016 was $3,282 and $3,727, respectively.

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

At March 31, 2017 and December 31, 2016, the Company had a nonconsolidated equity method investment of $3,704 and $3,902, respectively, in the LB Pipe JV and other equity investments totaling $127 and $129, respectively.

The Company recorded equity in the loss of the LB Pipe JV of $198 and $250 for the three months ended March 31, 2017 and 2016, respectively. During 2016, the Company and the other 45% member each executed a revolving line of credit with LB Pipe JV with an available limit of $1,350. The Company and the other 45% member each loaned $1,235 to LB Pipe JV in an effort to maintain compliance with LB Pipe JV’s debt covenants with an unaffiliated bank. The Company’s loan with LB Pipe JV matures on December 15, 2017.

The Company’s exposure to loss results from its capital contributions and loans, net of the Company’s share of the LB Pipe JV’s income or loss, and its net investment in the direct financing lease covering the facility used by the LB Pipe JV for its operations, which is described below. The carrying amounts with the Company’s maximum exposure to loss at March 31, 2017 and December 31, 2016, respectively, are as follows:

	March 31, 2017	December 31, 2016
LB Pipe JV equity method investment	$3,704	$3,902
Revolving line of credit	1,235	1,235
Net investment in direct financing lease	841	871

	$5,780	$6,008

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

The following is a schedule of the direct financing minimum lease payments for the remainder of 2017 and the years 2018 and thereafter:

Minimum Lease Payments
2017	$106
2018	150
2019	585

$841

8. LONG-TERM DEBT

United States

Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
Revolving credit facility	$125,367	$127,073
Term loan	27,692	30,000
Capital leases and financing agreements	2,206	2,492

Total	155,265	159,565
Less current maturities	10,214	10,386

Long-term portion	$145,051	$149,179

On November 7, 2016, the Company, its domestic subsidiaries, and certain of its Canadian subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement dated March 13, 2015 and as amended by the First Amendment dated June 29, 2016 (the “Amended and Restated Credit Agreement”), with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company. This Second Amendment modifies the Amended and Restated Credit Agreement, which had a maximum revolving credit line of $275,000. The Second Amendment reduces the permitted revolving credit borrowings to $195,000 and provides for additional term loan borrowing of $30,000 (the “Term Loan”). The Term Loan will be subject to quarterly straight line amortization until fully paid off upon the final payment on January 1, 2020. Furthermore, certain matters, including excess cash flow, asset sales, and equity issuances, trigger mandatory prepayments to the Term Loan. Term Loan borrowings will not be available to draw upon once they have been repaid. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Second Amendment or Amended and Restated Credit Agreement, as applicable.

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

At March 31, 2017, L.B. Foster was in compliance with the Second Amendment’s covenants.

The Second Amendment provides for the elimination of the three lowest tiers of the pricing grid that had previously been defined in the First Amendment. Upon execution of the Second Amendment through the quarter ended March 31, 2018, the Company will be locked into the highest tier of the pricing grid, which provides for pricing of the prime rate plus 225 basis points on base rate loans and the applicable LIBOR rate plus 325 basis points on euro rate loans. For each quarter after March 31, 2018 and through the maturity date of the credit facility, the Company’s position on the pricing grid will be governed by a Minimum Net Leverage ratio, which is the ratio of Consolidated Indebtedness less cash on hand in excess of $15,000 to EBITDA. If, after March 31, 2018, the Minimum Net Leverage ratio positions the Company on the lowest tier of the pricing grid, pricing will be the prime rate plus 150 basis points on base rate loans or the applicable LIBOR rate plus 250 basis points on euro rate loans.

At March 31, 2017, L.B. Foster had outstanding letters of credit of approximately $425 and had net available borrowing capacity of $44,208. The maturity date of the facility is March 13, 2020.

United Kingdom

A subsidiary of the Company has a credit facility with NatWest Bank for its United Kingdom operations, which includes an overdraft availability of £1,500 pounds sterling (approximately $1,882 at March 31, 2017). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 2.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility at March 31, 2017. There was approximately $21 in outstanding guarantees (as defined in the underlying agreement) at March 31, 2017. This credit facility was renewed and amended during the fourth quarter of 2016 with all underlying terms and conditions remaining unchanged as a result of the renewal. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review in 2017.

The United Kingdom credit facility contains certain financial covenants that require that the subsidiary maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants at March 31, 2017. The subsidiary had available borrowing capacity of $1,861 at March 31, 2017.

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

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. At March 31, 2017, the interest rate swaps were recorded within other accrued liabilities.

	Fair Value Measurements at Reporting Date and Using				Fair Value Measurements at Reporting Date and Using
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$16	$16	$—	$—	$16	$16	$—	$—

Total assets	$16	$16	$—	$—	$16	$16	$—	$—

Interest rate swaps	$205	$—	$205	$—	$334	$—	$334	$—

Total liabilities	$205	$—	$205	$—	$334	$—	$334	$—

The interest rate swaps are accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest income or expense, in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2017, interest expense from interest rate swaps was $90.

10. EARNINGS PER COMMON SHARE

(Share amounts in thousands)

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Numerator for basic and diluted loss per common share - Loss available to common stockholders:
Net loss	$(2,422)	$(2,832)
Denominator:
Weighted average shares outstanding	10,319	10,232

Denominator for basic earnings per common share	10,319	10,232
Effect of dilutive securities:
Other stock compensation plans	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,319	10,232

Basic loss per common share	$(0.23)	$(0.28)

Diluted loss per common share	$(0.23)	$(0.28)

Dividends paid per common share	$—	$0.04

There were approximately 177 and 47 anti-dilutive shares during the three-month periods ended March 31, 2017 and 2016, respectively, excluded from the above calculation.

11. STOCK-BASED COMPENSATION

The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $167 and ($252) for the three-month periods ended March 31, 2017 and 2016, respectively, related to fully-vested stock awards, restricted stock awards, and performance unit awards. At March 31, 2017, unrecognized compensation expense for awards that the Company expects to vest approximated $4,485. The Company will recognize this expense over the upcoming 4 years through March 2021.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares that have been reacquired by the Company and held as Treasury stock or authorized and previously unissued common stock.

During the three-month period ended March 31, 2017, the Company recognized a tax deficiency of $116 related to stock-based compensation, which was fully offset by a valuation allowance, and $76 for the three-month period ended March 31, 2016. Applying the prospective approach to ASU 2016-09, the change in excess income tax deficiency has been included in cash flows from operating activities for the three months ended March 31, 2017 in the Condensed Consolidated Statements of Cash Flows.

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

During the quarter ended March 31, 2017, the Compensation Committee approved the 2017 Performance Share Unit Program and the Executive Annual Incentive Compensation Plan (consisting of cash and equity components). The Compensation Committee also certified the actual performance achievement of participants in the 2014 Performance Share Unit Program. Actual performance resulted in no payout relative to the 2014 Performance Share Unit Program target performance metrics.

The following table summarizes the restricted stock award and performance unit award activity for the period ended March 31, 2017:

	Restricted Stock	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	79,272	63,690	$21.66

Granted	167,404	112,208	13.82
Vested	(21,808)	—	28.08
Adjustment for incentive awards expected to vest	—	3,871	29.69
Cancelled	(31,066)	(35,274)	14.07

Outstanding at March 31, 2017	193,802	144,495	$16.35

12. RETIREMENT PLANS

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

United States Defined Benefit Plans

Net periodic pension costs for the United States defined benefit pension plans for the three-month periods ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31,
	2017	2016
Service cost	$—	$9
Interest cost	171	186
Expected return on plan assets	(178)	(179)
Recognized net actuarial loss	33	69

Net periodic pension cost	$26	$85

The Company does not expect to contribute to its United States defined benefit plans in 2017.

United Kingdom Defined Benefit Plans

Net periodic pension costs for the United Kingdom defined benefit pension plan for the three-month periods ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31,
	2017	2016
Interest cost	$55	$75
Expected return on plan assets	(65)	(84)
Amortization of prior service costs and transition amount	4	5
Recognized net actuarial loss	69	39

Net periodic pension cost	$63	$35

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of approximately $235 are anticipated to the United Kingdom Rail Technologies pension plan during 2017. For the three months ended March 31, 2017, the Company contributed approximately $59 to the plan.

Defined Contribution Plans

The Company sponsors eight defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Three Months Ended
	March 31,
	2017	2016
United States	$451	$691
Canada	59	50
United Kingdom	115	58

	$625	$799

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

Warranty Liability
Balance at December 31, 2016	$10,154
Additions to warranty liability	198
Warranty liability utilized	(148)

Balance at March 31, 2017	$10,204

Included within the above table are concrete tie warranty reserves of approximately $7,578 and $7,574 at March 31, 2017 and December 31, 2016, respectively.

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

2015

On January 23, 2015, UPRR filed a Complaint and Demand for Jury Trial in the District Court for Douglas County, NE (“Complaint”) against the Company and its subsidiary, CXT, asserting, among other matters, that the Company breached its express warranty, breached an implied covenant of good faith and fair dealing, and anticipatorily repudiated its warranty obligations, and that UPRR’s exclusive and limited remedy provisions in the supply agreement have failed of their essential purpose which entitles UPRR to recover all incidental and consequential damages. The Complaint seeks to cancel all duties of UPRR under the contract, to adjudge the Company as having no remaining rights under the contracts, and to recover damages in an amount to be determined at trial for the value of unfulfilled warranty replacement ties and ties likely to become warranty eligible, for costs of cover for replacement ties, and for various incidental and consequential damages. The amended 2005 supply agreement provides that UPRR’s exclusive remedy is to receive a replacement tie that meets the contract specifications for each tie that failed to meet the contract specifications or otherwise contained a material defect provided that the Company receives written notice of such failure or defect within 15 years after that tie was produced. The amended 2005 supply agreement provides that the Company’s warranty does not apply to ties that (a) have been repaired or altered without the Company’s written consent in such a way as to affect the stability or reliability thereof, (b) have been subject to misuse, negligence, or accident, or (c) have been improperly maintained or used contrary to the specifications for which such ties were produced.

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

2017

By Second Amended Scheduling Order dated February 22, 2017, a March 31, 2018 deadline for completion of discovery has been established with trial to proceed at some future date after June 1, 2018. During the first three months of 2017, the parties continued to conduct discovery. The Company intends to continue to engage in discussions in an effort to resolve the UPRR matter. However, we cannot predict that such discussions will be successful, or that the results of the litigation with UPRR, or any settlement or judgment amounts, will reasonably approximate our estimated accruals for loss contingencies. Future potential costs pertaining to UPRR’s claims and the outcome of the UPRR litigation could result in a material adverse effect on our results of operations, financial condition, and cash flows.

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

At March 31, 2017 and December 31, 2016, the Company maintained environmental reserves approximating $6,251 and $6,270, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance at December 31, 2016	$6,270
Additions to environmental obligations	2
Environmental obligations utilized	(21)

Balance at March 31, 2017	$6,251

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. The resolution, in any reporting period, of one or more of these matters could have a material effect on the Company’s results of operations for that period.

14. INCOME TAXES

For the three months ended March 31, 2017 and 2016, the Company recorded a tax provision of $431 on pretax losses of $1,991 and a tax benefit of $1,317 on pretax losses of $4,149, respectively, for an effective income tax rate of (21.6%) and 31.7%, respectively. Due to the full valuation allowance on our domestic deferred tax assets, the Company’s tax provision for the three months ended March 31, 2017 does not reflect any tax benefit for domestic pretax losses, and is primarily comprised of taxes on our Canadian and United Kingdom operations. The Company’s full valuation allowance position in its U.S. jurisdiction is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in pretax income projections and the mix of income across jurisdictions could also impact the effective income tax rate each quarter.

15. SUBSEQUENT EVENTS

Management evaluated all of the activity of the Company and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except share data)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources and results of operations, the outcome of litigation and product warranty claims, decisions regarding our strategic growth initiatives, market position, and product development, all of which are based on current estimates that involve inherent risks and uncertainties. The Company has based these forward-looking statements on current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: a continuation or worsening of the current economic slowdown in the markets we serve; the risk of doing business in international markets; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses and realize anticipated benefits; costs of and impacts associated with shareholder activism; a decrease in freight or passenger rail traffic; the timeliness and availability of materials from our major suppliers, including the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customer’s concerns about conflict minerals; labor disputes; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes; foreign currency fluctuations; inflation; economic conditions and regulatory changes caused by the United Kingdom’s pending exit from the European Union; sustained declines in energy prices; a lack of state or federal funding for new infrastructure projects; increased domestic and foreign government regulation; an increase in manufacturing or material costs; the ultimate number of concrete ties that will have to be replaced pursuant to the previously disclosed product warranty claim of the Union Pacific Railroad (“UPRR”) and an overall resolution of the related contract claims as well as the possible costs associated with the outcome of the lawsuit filed by the UPRR; the loss of future revenues from current customers; and risks inherent in litigation. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. The risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by securities laws.

General Overview

L.B. Foster Company (“Company”) is a leading manufacturer and distributor of products and services for the transportation and energy infrastructure. The Company is comprised of three business segments: Rail Products and Services, Construction Products, and Tubular and Energy Services.

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

Three months ended March 31, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Reportable Segment Profit (Loss)	$1,489	$1,219	$(508)	$2,200
Segment and Allocated Selling & Administrative	8,771	4,777	3,924	17,472
Amortization Expense	935	38	786	1,759

Non-GAAP Segment Gross Profit	$11,195	$6,034	$4,202	$21,431

Three months ended March 31, 2016	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Reportable Segment Profit (Loss)	$741	$448	$(1,927)	$(738)
Segment and Allocated Selling & Administrative	12,199	5,088	4,282	21,569
Amortization Expense	1,001	38	2,228	3,267

Non-GAAP Segment Gross Profit	$13,941	$5,574	$4,583	$24,098

			Percent of Total Net Sales		Percent Increase/ (Decrease)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016	2017 vs. 2016
Net Sales:
Rail Products and Services	$56,480	$64,292	47.6%	50.9%	(12.2)%
Construction Products	37,322	31,880	31.4	25.2	17.1
Tubular and Energy Services	24,900	30,138	21.0	23.9	(17.4)

Total net sales	$118,702	$126,310	100.0%	100.0%	(6.0)%

			Non-GAAP / Reported Gross Profit Percentage		Percent Increase/ (Decrease)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016	2017 vs. 2016
Gross Profit:
Non-GAAP Rail Products and Services	$11,195	$13,941	19.8%	21.7%	(19.7)%
Non-GAAP Construction Products	6,034	5,574	16.2	17.5	8.3
Non-GAAP Tubular and Energy Services	4,202	4,583	16.9	15.2	(8.3)

Non-GAAP Segment gross profit	21,431	24,098
LIFO income	11	73	—	0.1	* *
Other	(190)	(211)	(0.2)	(0.2)	(10.0)

Total gross profit	$21,252	$23,960	17.9%	19.0%	(11.3)%

			Percent of Total Net Sales		Percent Increase/ (Decrease)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016	2017 vs. 2016
Expenses:
Selling and administrative expenses	$19,227	$22,817	16.2%	18.1%	(15.7)%
Amortization expense	1,759	3,266	1.5	2.6	(46.1)
Interest expense	2,108	1,170	1.8	0.9	80.2
Interest income	(56)	(55)	—	—	1.8
Equity in loss of nonconsolidated investments	200	196	0.2	0.2	2.0
Other expense	5	715	—	0.6	(99.3)

Total expenses	$23,243	$28,109	19.6%	22.3%	(17.3)%

Loss before income taxes	$(1,991)	$(4,149)	(1.7)%	(3.3)%	(52.0)%
Income tax expense (benefit)	431	(1,317)	0.4	(1.1)	(132.7)

Net loss	$(2,422)	$(2,832)	(2.1)%	(2.2)%	(14.5)%

**	Results of calculation are not considered meaningful for presentation purposes.

First Quarter 2017 Compared to First Quarter 2016 – Company Analysis

Net sales of $118,702 for the period ended March 31, 2017 decreased by $7,608, or 6.0%, compared to the prior year quarter. The change was attributable to decreases of 17.4% and 12.2%, in Tubular and Energy Services and Rail Products and Services segment sales, respectively. These decreases were offset by an increase of 17.1% within the Construction Products segment.

Gross profit margin for the quarter ended March 31, 2017 was 17.9% or 110 basis points (“bps”) lower than the prior year quarter. The decrease was due to reductions of 190 bps and 130 bps, in Rail Products and Services and Construction Products, respectively. These reductions were offset by an increase of 170 bps within the Tubular and Energy Services segment.

Selling and administrative expenses decreased by $3,590 or 15.7% from the prior year. The decrease was primarily driven by personnel and discretionary spending reductions of $2,640, reduced litigation costs related to the UPRR matter of $473, and $477 of other strategic expense reductions.

Amortization decreased $1,507, or 46.1%, as a result of the June 1, 2016 interim intangible asset impairment test, which was finalized during the three months ended September 30, 2016, resulting in a $59,786 impairment of definite-lived intangible assets. Interest expense increased by $938, or 80.2%, as a result of the increase in interest rates on outstanding debt. Other expense decreased $710, or 99.3%, which primarily related to the impact of a weaker U.S. dollar relative to the Canadian dollar in the three months ended March 31, 2016.

The Company’s effective income tax rate from continuing operations for the three-month period ended March, 31, 2017 was (21.6%), compared to 31.7% in the prior year quarter. For the three months ended March 31, 2017, the Company recorded a tax provision of $431, compared to a tax benefit of $1,317 in the three months ended March 31, 2016. Due to the full valuation allowance on our domestic deferred tax assets, the Company’s tax provision for the three months ended March 31, 2017 does not reflect any tax benefit for domestic pretax losses, and is primarily comprised of taxes related to our Canadian and United Kingdom operations.

Net loss for the first quarter of 2017 was $2,422, or $0.23 per share, compared to a net loss of $2,832, or $0.28 per share, in the prior year quarter.

Results of Operations – Segment Analysis

Rail Products and Services

	Three Months Ended			Percent
	March 31,		(Decrease)/Increase	(Decrease)/Increase
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net Sales	$56,480	$64,292	$(7,812)	(12.2)%

Segment Profit	$1,489	$741	$748	100.9%

Segment Profit Percentage	2.6%	1.2%	1.4%	116.7%

First Quarter 2017 Compared to First Quarter 2016

Rail Products and Services segment sales decreased $7,812, or 12.2%, compared to the prior year period. All of our rail divisions, with the exception of Rail Technologies, experienced a decline in sales. The sales declines were primarily volume driven by the domestic freight rail markets. Our domestic rail distribution business, while shipping more tons compared to the prior year quarter, saw an unfavorable impact due to pricing. This was offset by increases in our international Rail Technologies divisions of $3,342 or 21.1%.

The Rail Products and Services segment profit increased by $748 to 2.6% of net sales. The increase was primarily attributable to a reduction in selling and administrative expenses of $2,198, or 23.1%, and in other expenses, including corporate allocations, of $1,296, or 35.2%. This was offset by a decline in non-GAAP gross profit of $2,746, or 19.7%, which was primarily related to volume reductions within domestic track component products and was heightened by pricing declines in the current year.

During the current quarter, the Rail Products and Services segment had an increase in new orders of 59.7% compared to the prior year period. The increase impacted each of the three business units within the segment and created a 22.3% increase in the ending backlog at March 31, 2017. The Company is encouraged by positive signs from order activity exiting the first quarter but anticipates an annual sales decline within our domestic rail distribution business.

Construction Products

	Three Months Ended		Increase	Percent Increase
	March 31,
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net Sales	$37,322	$31,880	$5,442	17.1%

Segment Profit	$1,219	$448	$771	172.1%

Segment Profit Percentage	3.3%	1.4%	1.9%	135.7%

First Quarter 2017 Compared to First Quarter 2016

Construction Products segment sales increased $5,442, or 17.1%, compared to the prior year period. The increase related to Piling and Fabricated Bridge businesses of $3,185 and $2,996, respectively. The increase in Piling was primarily due to increased success with both pipe piling and h-piling products. Fabricated Bridge saw favorable sales in the current quarter due to several projects, including the continuation of the Peace Bridge project. This was offset by a reduction in Precast Concrete of $739.

The Construction Products segment profit increased $771 to 3.3% of net sales. The increase related to the non-GAAP gross profit increase of $460, or 8.3%, which was attributable to increased operating efficiencies in Precast Concrete, which had a favorable impact on manufacturing variances.

During the quarter, the Construction Products segment had an increase in new orders of 12.1% compared to the prior year period. The increase related to the Piling and Precast Concrete businesses. The increase in Piling orders are due to our more competitive pricing as well as demand from significant civil projects. Precast Concrete orders were favorably impacted from expanded product offerings at our Waverly, WV location.

Tubular and Energy Services

	Three Months Ended			Percent
	March 31,		(Decrease)/Increase	(Decrease)/Increase
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net Sales	$24,900	$30,138	$(5,238)	(17.4)%

Segment Loss	$(508)	$(1,927)	$1,419	73.6%

Segment Loss Percentage	(2.0)%	(6.4)%	4.4%	68.8%

First Quarter 2017 Compared to First Quarter 2016

Tubular and Energy Services segment sales decreased $5,238, or 17.4%, compared to the prior year period. The decrease related to $6,188 and $1,492 from Precision Measurement Systems and Protective Coatings, respectively, partially offset by an increase in Test and Inspection Services sales. The quarter was negatively impacted by weak conditions within the midstream oil and gas market segment but showed increased demand within the upstream oil and gas market.

Tubular and Energy Services segment loss decreased by $1,419, or 73.6%, compared to the prior year quarter. The quarter was favorably impacted by a reduction in amortization expense of $1,442 from the 2016 long-lived intangible asset impairment charge. Non-GAAP gross profit coupled with selling and administrative expense remained flat compared to the prior year quarter.

The Tubular and Energy Services segment had an increase in new orders of 31.1% compared to the prior year period. Orders for Protective Coatings and Test and Inspection Services increased 149.8% and 95.1%, respectively. While the upstream oil and gas market showed signs of recovery in the current period, consistent with historical cycles, we expect our midstream business to lag our upstream business.

Other

Segment Backlog

Total Company backlog is summarized by business segment in the following table for the periods indicated:

	Backlog
	March 31, 2017	December 31, 2016	March 31, 2016
Rail Products and Services	$91,655	$62,743	$74,917
Construction Products	79,150	71,954	56,991
Tubular and Energy Services	24,497	12,759	22,101

Total Backlog	$195,302	$147,456	$154,009

While a considerable portion of our business is backlog-driven, certain product lines within the Rail Products and Services and Tubular and Energy Services segments are not driven by backlog and therefore have insignificant levels throughout the year.

Warranty

As of March 31, 2017, the Company maintained a total product warranty reserve of $10,204 for its estimate of all potential product warranty claims. Of this total, $7,578 reflects the current estimate of the Company’s exposure for potential concrete tie warranty claims. While the Company believes this is a reasonable estimate of its potential exposure related to identified concrete tie warranty matters, the Company may incur future charges associated with new customer claims or further development of information of existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on the Company’s results of operations and financial condition. See Note 13 Commitments and Contingent Liabilities of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Total debt was $155,265 and $159,565 as of March 31, 2017 and December 31, 2016, respectively, and was primarily comprised of borrowings on the revolving credit facility and the term loan.

Our need for liquidity relates primarily to working capital requirements for operations, capital expenditures, joint venture capital obligations, debt service obligations, and share repurchases as authorized by the Board of Directors and as permitted under the Second Amended and Restated Credit Agreement dated March 13, 2015.

The change in cash and cash equivalents for the periods ended March 31 are as follows:

	March 31,
	2017	2016
Net cash provided (used) by operating activities	$10,748	$(5,107)
Net cash used by investing activities	(3,315)	(3,603)
Net cash (used) provided by financing activities	(4,397)	5,504
Effect of exchange rate changes on cash and cash equivalents	369	777

Net increase (decrease) in cash and cash equivalents	$3,405	$(2,429)

Cash Flow from Operating Activities

During the current 2017 period, cash flows provided by operating activities of $10,748 compared to a use of $5,107 during the prior year period. For the three months ended March 31, 2017, income and adjustments to income from operating activities provided $3,010 compared to $4,033 in the 2016 period. Working capital and other assets and liabilities provided $7,738 in the current period compared to a use of $9,140 in the prior year period.

The Company’s calculation for days sales outstanding at March 31, 2017 was 48 days compared to 53 days at December 31, 2016, and we believe our receivables portfolio is strong.

Cash Flow from Investing Activities

Capital expenditures for the three months ended March 31, 2017 and 2016 were $3,453 and $3,125. The current year expenditures relate to trackside rail lubricator units installed as part of a new long-term service contract and, to a lesser extent, general plant and operational improvements. Expenditures for the three months ended March 31, 2016 related to the Birmingham, AL inside diameter coating line upgrade and application development of the Company’s new enterprise resource planning system. The Company also loaned $575 to its LB Pipe JV as of March 31, 2016.

Cash Flow from Financing Activities

During the three months ended March 31, 2017, the Company had a decrease in outstanding debt of $4,300, primarily related to payments against the revolving credit facility as well as a quarterly payment against the term loan. During the three months ended March 31, 2016, the Company had an increase in outstanding debt of $6,162, primarily related to drawings against the revolving credit facility to fund working capital requirements. Treasury stock acquisitions represent income tax withholdings from employees in connection with the vesting of restricted stock awards. Cash outflows related to dividends were $414 for the period ended March 31, 2016.

Financial Condition

As of March 31, 2017, we had $33,768 in cash and cash equivalents and a domestic credit facility with $44,208 of net availability while carrying $155,265 in total debt. We believe this liquidity will provide the flexibility to operate the business in a prudent manner, and continue to service our revolving credit facility and term loan.

Our cash management priority continues to be short-term maturities and the preservation of our principal balances. Approximately $29,315 of our cash and cash equivalents was held in non-domestic bank accounts, and, under current law, the foreign cash would be subject to U.S. federal income taxes less applicable foreign tax credits upon repatriation.

On November 7, 2016, the Company, its domestic subsidiaries, and certain of its Canadian subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement dated March 13, 2015 and as amended by the First Amendment dated June 29, 2016 (the “Amended and Restated Credit Agreement”), with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company. This Second Amendment modified the Amended and Restated Credit Agreement, which had a maximum revolving credit line of $275,000.

The Second Amendment reduced the permitted revolving credit borrowings to $195,000 and provides for additional term loan borrowings of $30,000 (the “Term Loan”). The Term Loan is subject to quarterly straight line amortization until fully paid off upon the final payment on January 1, 2020. Furthermore, certain matters, including excess cash flow, asset sales, and equity issuances, trigger mandatory prepayments to the Term Loan. Term Loan borrowings will not be available to draw upon once they have been repaid. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Second Amendment or Amended and Restated Credit Agreement, as applicable.

The Second Amendment further provides for modifications to the financial covenants as defined in the Amended and Restated Credit Agreement. The Second Amendment calls for the elimination of the Maximum Leverage Ratio covenant through the quarter ended June 30, 2018. After that period, the Maximum Gross Leverage Ratio covenant will be reinstated to require a maximum ratio of 4.25 Consolidated Indebtedness to 1.00 Gross Leverage for the quarter ended September 30, 2018, and 3.75 to 1.00 for all periods thereafter until the maturity date of the credit facility. The Second Amendment also includes a Minimum Last Twelve Months EBITDA (as defined by the Amendment) covenant (“Minimum EBITDA”). For the quarter ending December 31, 2016 through the quarter ending June 30, 2017, the Minimum EBITDA must be at least $18,500. During the first three months of 2017, the rolling 12-month EBITDA calculation, as defined by the Amended and Restated Credit Agreement, was $24,944. For each quarter thereafter, through the quarter ended June 30, 2018, the Minimum EBITDA requirement will increase by various increments. At June 30, 2018, the Minimum EBITDA requirement will be $31,000. After the quarter ended June 30, 2018, the Minimum EBITDA covenant will be eliminated through the maturity of the credit agreement. The Second Amendment also includes a Minimum Fixed Charge Coverage Ratio covenant. The covenant represents the ratio of the Company’s fixed charges to the last twelve months of EBITDA, and is required to be a minimum of 1.00 to 1.00 through the quarter ended December 31, 2017 and 1.25 to 1.00 for each quarter thereafter through the maturity of the credit facility. The final financial covenant included in the Second Amendment is a Minimum Liquidity covenant which calls for a minimum of $25,000 in undrawn availability on the revolving credit loan at all times through the quarter ended June 30, 2018.

The Second Amendment includes several changes to certain non-financial covenants, as defined in the Credit Agreement. Through the maturity date of the loan, the Company is now prohibited from making any future acquisitions. The limitation on permitted annual distributions of dividends or redemptions of the Company’s stock has been decreased from $4,000 to $1,700. The aggregate limitation on loans to and investments in non-loan parties was decreased from $10,000 to $5,000. Furthermore, the limitation on asset sales has been decreased from $25,000 annually with a carryover of up to $15,000 from the prior year to $25,000 in the aggregate through the maturity date of the credit facility.

The Second Amendment provides for the elimination of the three lowest tiers of the pricing grid that had previously been defined in the First Amendment. Upon execution of the Second Amendment through the quarter ended March 31, 2018, the Company will be locked into the highest tier of the pricing grid, which provides for pricing of the prime rate plus 225 basis points on base rate loans and the applicable LIBOR rate plus 325 basis points on euro rate loans. For each quarter after March 31, 2018 and through the maturity date of the credit facility, the Company’s position on the pricing grid will be governed by a Minimum Net Leverage ratio, which is the ratio of Consolidated Indebtedness less cash on hand in excess of $15,000 to EBITDA. If, after March 31, 2018, the Minimum Net Leverage ratio positions the Company on the lowest tier of the pricing grid, pricing will be the prime rate plus 150 basis points on base rate loans or the applicable LIBOR rate plus 250 basis points on euro rate loans.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017 at which point they effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. At March 31, 2017, the swap liability was $205 compared to $334 as of December 31, 2016.

Critical Accounting Policies

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that, in its opinion, is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to reach opinions regarding estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has reached its opinions regarding the best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. There have been no material changes in the Company’s critical accounting policies or estimates since December 31, 2016. A summary of the Company’s critical accounting policies and estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include operating leases, purchase obligations, and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2016 is included in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to these off-balance sheet arrangements during the current quarter. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward starting interest rate swap agreements which effectively convert a portion of the debt from a variable to a fixed-rate borrowing during the term of the swap contracts. See Note 9 Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

For the three months ended March 31, 2017, a 1% change in the interest rate for variable rate debt as of March 31, 2017 would increase or decrease interest expense by approximately $327.

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

As of March 31, 2017 and December 31, 2016 the Company recorded a current liability of $205 and $334, respectively, related to its LIBOR-based interest rate swap agreements.

Foreign Currency Exchange Rate Risk

The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the three-month period ended March 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

(Dollars in thousands, except share data)

Item 1. Legal Proceedings

See Note 13, Commitments and Contingent Liabilities of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. You should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 8, 2017, which could materially affect our business, financial condition, financial results, or future performance. The risks described in our Annual Report on Form 10-K and quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition, and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of equity securities for the three-month period ended March 31, 2017 were as follows:

			Total number of shares	Approximate dollar
		Average	purchased as	value of shares
	Total number	price	part of publicly	that may yet be
	of shares	paid per	announced plans	purchased under
	purchased (1)	share	or programs (2)	the plans or programs
January 1, 2017 - January 31, 2017	—	$—	—	$29,933
February 1, 2017 - February 28, 2017	5,747	14.05	—	29,933
March 1, 2017 - March 31, 2017	1,206	13.45	—	29,933

Total	6,953	$13.94	—	$29,933

(1)	Shares withheld by the Company to pay taxes upon vesting of restricted stock. These shares do not impact the remaining authorization to repurchase shares under approved plans or programs.

(2)	On December 9, 2015, the Board of Directors authorized the repurchase of up to $30,000 of the Company’s common shares until December 31, 2017. This authorization became effective January 1, 2016. The $30,000 repurchase authorization is restricted under the terms of the Second Amendment to the Second Amended and Restated Credit Agreement dated March 13, 2015, and as amended by the Second Amendment dated November 7, 2016 (“Second Amendment”). Dividends, distributions, and redemptions under the Second Amendment are capped at a maximum annual amount of $1,700 throughout the life of the repurchase authorization. For the three-month period ended March 31, 2017, there were no share repurchases as part of the authorized program.

Item 4. Mine Safety Disclosures

This item is not applicable to the Company.

Item 6. Exhibits

All exhibits are incorporated herein by reference:

10.1	Second Amendment dated November 7, 2016 to the Second Amended and Restated Credit Agreement dated March 13, 2015, and as amended by the First Amendment dated June 29, 2016, among Registrant and PNC Bank N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on November 8, 2016, File No. 0-10436.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date: May 3, 2017	By: /s/ Christopher T. Scanlon
Christopher T. Scanlon
Controller and Chief Accounting Officer
(Duly Authorized Officer of Registrant)

Index to Exhibits

All exhibits are incorporated herein by reference:

Exhibit Number	Description

10.1	Second Amendment dated November 7, 2016 to the Second Amended and Restated Credit Agreement dated March 13, 2015, and as amended by the First Amendment dated June 29, 2016, among Registrant and PNC Bank N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on November 8, 2016, File No. 0-10436.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.