Form 10-Q
period 2017-06-30
FOSTER L B CO
filed 2017-08-04
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2017
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2017
Common Stock, Par Value $0.01	10,342,346 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,457	$30,363
Accounts receivable - net	77,041	66,632
Inventories - net	84,588	83,243
Prepaid income tax	1,150	14,166
Other current assets	6,648	5,200
Total current assets	204,884	199,604
Property, plant, and equipment - net	101,553	103,973
Other assets:
Goodwill	19,431	18,932
Other intangibles - net	60,611	63,519
Investments	3,976	4,031
Other assets	2,555	2,964
Total assets	$393,010	$393,023
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,161	$37,744
Deferred revenue	5,830	7,597
Accrued payroll and employee benefits	8,444	7,497
Accrued warranty	9,168	10,154
Current maturities of long-term debt	10,051	10,386
Other accrued liabilities	8,823	8,953
Total current liabilities	99,477	82,331
Long-term debt	127,933	149,179
Deferred tax liabilities	11,187	11,371
Other long-term liabilities	16,911	16,891
Stockholders' equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at June 30, 2017 and December 31, 2016, 11,115,779; shares outstanding at June 30, 2017 and December 31, 2016, 10,342,346 and 10,312,625, respectively	111	111
Paid-in capital	43,952	44,098
Retained earnings	134,270	133,667
Treasury stock - at cost, common stock, shares at June 30, 2017 and December 31, 2016, 773,433 and 803,154, respectively	(18,678)	(19,336)
Accumulated other comprehensive loss	(22,153)	(25,289)
Total stockholders' equity	137,502	133,251
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$393,010	$393,023

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Sales of goods	$117,727	$118,070	$215,356	$225,985
Sales of services	27,133	17,924	48,206	36,319
Total net sales	144,860	135,994	263,562	262,304
Cost of goods sold	94,291	92,638	173,692	179,031
Cost of services sold	22,833	15,543	40,882	31,500
Total cost of sales	117,124	108,181	214,574	210,531
Gross profit	27,736	27,813	48,988	51,773
Selling and administrative expenses	20,578	23,317	39,805	46,134
Amortization expense	1,695	2,789	3,454	6,055
Asset impairments	—	128,938	—	128,938
Interest expense	2,181	1,652	4,289	2,822
Interest income	(54)	(52)	(110)	(107)
Equity in (income) loss of nonconsolidated investments	(145)	487	55	683
Other (income) expense	(18)	107	(13)	822
	24,237	157,238	47,480	185,347
Income (loss) before income taxes	3,499	(129,425)	1,508	(133,574)
Income tax expense (benefit)	475	(37,429)	906	(38,746)
Net income (loss)	$3,024	$(91,996)	$602	$(94,828)
Basic earnings (loss) per common share	$0.29	$(8.96)	$0.06	$(9.25)
Diluted earnings (loss) per common share	$0.29	$(8.96)	$0.06	$(9.25)
Dividends paid per common share	$—	$0.04	$—	$0.08
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income (loss)	$3,024	$(91,996)	$602	$(94,828)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,228	(2,660)	3,116	(2,007)
Unrealized loss on cash flow hedges, net of tax benefit of $0, $291 and $0, $903	(202)	(455)	(201)	(1,423)
Reclassification of pension liability adjustments to earnings, net of tax expense of $0, $38 and $0, $77*	112	74	221	150
Other comprehensive income (loss)	2,138	(3,041)	3,136	(3,280)
Comprehensive income (loss)	$5,162	$(95,037)	$3,738	$(98,108)

*	Reclassifications out of accumulated other comprehensive loss for pension obligations are charged to selling and administrative expense.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$602	$(94,828)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Deferred income taxes	(432)	(38,475)
Depreciation	6,527	7,325
Amortization	3,454	6,055
Asset impairments	—	128,938
Equity loss of nonconsolidated investments	55	683
Loss on sales and disposals of property, plant, and equipment	122	240
Stock-based compensation	725	555
Income tax deficiency from stock-based compensation	—	124
Change in operating assets and liabilities
Accounts receivable	(9,951)	(2,755)
Inventories	(487)	(231)
Other current assets	(1,439)	(959)
Prepaid income tax	12,867	(4,262)
Other noncurrent assets	474	(60)
Accounts payable	19,534	3,784
Deferred revenue	(1,839)	2,412
Accrued payroll and employee benefits	878	(2,658)
Other current liabilities	(1,167)	812
Other liabilities	(2)	(145)
Net cash provided by operating activities	29,921	6,555
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	143	768
Capital expenditures on property, plant, and equipment	(4,597)	(5,070)
Loans and capital contributions to equity method investment	—	(575)
Net cash used by investing activities	(4,454)	(4,877)

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(82,553)	(68,174)
Proceeds from debt	60,972	67,789
Financing fees	—	(712)
Treasury stock acquisitions	(97)	(265)
Cash dividends on common stock paid to shareholders	—	(829)
Income tax deficiency from stock-based compensation	—	(124)
Net cash used by financing activities	(21,678)	(2,315)
Effect of exchange rate changes on cash and cash equivalents	1,305	130
Net increase (decrease) in cash and cash equivalents	5,094	(507)
Cash and cash equivalents at beginning of period	30,363	33,312
Cash and cash equivalents at end of period	$35,457	$32,805
Supplemental disclosure of cash flow information:
Interest paid	$3,896	$2,211
Income taxes (received) paid, net	$(11,480)	$3,987
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

Recently issued accounting standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition” (“ASC 605”). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company continues our detailed evaluation of contracts and sales orders with customers and assess the impact that this standard will have on the Company’s results of operations, cash flows, and financial position as well as the impact to internal controls over financial reporting. The Company will adopt this standard January 1, 2018 and anticipates using the modified retrospective approach at adoption as it relates to ASU 2014-09.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new accounting requirements include the accounting for, presentation of, and classification of leases. The guidance will result in most leases being capitalized as a right of use asset with a related liability on our balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is in the process of analyzing the impact of ASU 2016-02 on our financial position. The Company has a significant number of operating leases, and, as a result, expects this guidance to have a material impact on its Condensed Consolidated Balance Sheet. The Company does not anticipate early adoption as it relates to ASU 2016-02.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory (Topic 740),” (“ASU 2016-16”) which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU is effective on January 1, 2018 with early adoption permitted. The Company continues to evaluate the impact this standard will have on the Company’s financial statements and will not elect early adoption of ASU 2016-16.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715),” (“ASU 2017-07”) which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires that the entity report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and report the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement separately from the service cost component and outside a subtotal of income from operations. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The new standard will be effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company is evaluating its implementation approach and assessing the impact of ASU 2017-07 on the presentation of operations.

2. BUSINESS SEGMENTS
The Company is a leading manufacturer and distributor of products and services for transportation and energy infrastructure with locations in North America and Europe. The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. Each segment represents a revenue-producing component of the Company for which separate financial information is produced internally that is subject to evaluation by the Company’s chief operating decision maker in deciding how to allocate resources. Each segment is evaluated based upon its segment profit contribution to the Company’s consolidated results.

The following table illustrates revenues and profits (losses) from operations of the Company by segment for the periods indicated:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Net Sales	Segment Profit (Loss)	Net Sales	Segment Profit (Loss)
Rail Products and Services	$69,347	$3,977	$125,827	$5,466
Construction Products	45,465	4,551	82,787	5,770
Tubular and Energy Services	30,048	(17)	54,948	(525)
Total	$144,860	$8,511	$263,562	$10,711

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Net Sales	Segment Profit (Loss)	Net Sales	Segment Profit (Loss)
Rail Products and Services	$67,503	$(25,168)	$131,795	$(24,427)
Construction Products	40,348	3,944	72,228	4,392
Tubular and Energy Services	28,143	(102,983)	58,281	(104,910)
Total	$135,994	$(124,207)	$262,304	$(124,945)

Segment profit (loss) from operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of generally 1% per month. There has been no change in the measurement of segment profit (loss) from operations since December 31, 2016. The internal cost of capital charges are eliminated during the consolidation process.

The following table provides a reconciliation of reportable segment net profit (loss) from operations to the Company’s consolidated total:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Profit (loss) for reportable segments	$8,511	$(124,207)	$10,711	$(124,945)
Interest expense	(2,181)	(1,652)	(4,289)	(2,822)
Interest income	54	52	110	107
Other income (expense)	18	(107)	13	(822)
LIFO (expense) income	(192)	452	(181)	525
Equity in income (loss) of nonconsolidated investments	145	(487)	(55)	(683)
Corporate expense, cost of capital elimination, and other unallocated charges	(2,856)	(3,476)	(4,801)	(4,934)
Income (loss) before income taxes	$3,499	$(129,425)	$1,508	$(133,574)

The following table illustrates assets of the Company by segment:

	June 30, 2017	December 31, 2016
Rail Products and Services	$186,588	$174,049
Construction Products	81,953	81,074
Tubular and Energy Services	99,076	100,006
Unallocated corporate assets	25,393	37,894
Total	$393,010	$393,023
3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance at December 31, 2016	$13,785	$5,147	$—	$18,932
Foreign currency translation impact	499	—	—	499
Balance at June 30, 2017	$14,284	$5,147	$—	$19,431

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. No goodwill impairment test was required in connection with these evaluations for the six months ended June 30, 2017. The Company continues to monitor the recoverability of the long-lived assets associated with certain reporting units of the Company and the long-term financial projections of the businesses. Sustained declines in the markets we serve may result in future long-lived asset impairment.

The following table represents the gross other intangible assets balance by reportable segment:

	June 30, 2017	December 31, 2016
Rail Products and Services	$57,139	$56,476
Construction Products	1,348	1,348
Tubular and Energy Services	29,179	29,179
	$87,666	$87,003

The components of the Company’s intangible assets are as follows:

	June 30, 2017
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,215	$(2,639)	$1,576
Patents	10	377	(150)	227
Customer relationships	18	37,329	(7,872)	29,457
Trademarks and trade names	14	10,057	(3,664)	6,393
Technology	14	35,688	(12,730)	22,958
		$87,666	$(27,055)	$60,611

	December 31, 2016
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,219	$(2,217)	$2,002
Patents	10	373	(143)	230
Customer relationships	18	36,843	(6,582)	30,261
Trademarks and trade names	14	10,018	(3,238)	6,780
Technology	14	35,550	(11,304)	24,246
		$87,003	$(23,484)	$63,519

Intangible assets are amortized over their useful lives, which range from 4 to 25 years, with a total weighted average amortization period of approximately 15 years at June 30, 2017. Amortization expense for the three months ended June 30, 2017 and 2016 was $1,695 and $2,789, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $3,454 and $6,055, respectively.

Estimated amortization expense for the remainder of 2017 and thereafter is as follows:

Amortization Expense
2017	$3,543
2018	6,982
2019	6,261
2020	5,941
2021	5,921
2022 and thereafter	31,963
$60,611
4. ACCOUNTS RECEIVABLE
Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable at June 30, 2017 and December 31, 2016 have been reduced by an allowance for doubtful accounts of $1,927 and $1,417, respectively.

5. INVENTORIES
Inventories at June 30, 2017 and December 31, 2016 are summarized in the following table:

	June 30, 2017	December 31, 2016
Finished goods	$45,144	$46,673
Work-in-process	23,592	21,716
Raw materials	19,211	18,032
Total inventories at current costs	87,947	86,421
Less: LIFO reserve	(3,359)	(3,178)
	$84,588	$83,243

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
6. PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment at June 30, 2017 and December 31, 2016 consist of the following:

	June 30, 2017	December 31, 2016
Land	$14,851	$14,826
Improvements to land and leaseholds	17,404	17,408
Buildings	34,209	33,910
Machinery and equipment, including equipment under capitalized leases	121,975	118,060
Construction in progress	1,001	1,291
	189,440	185,495
Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	87,887	81,522
	$101,553	$103,973

We review our property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no asset impairments of property, plant, and equipment during the six months ended June 30, 2017.

Depreciation expense for the three-month periods ended June 30, 2017 and 2016 was $3,245 and $3,598, respectively. For the six-month periods ended June 30, 2017 and 2016, depreciation expense was $6,527 and $7,325, respectively.
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

At June 30, 2017 and December 31, 2016, the Company had a nonconsolidated equity method investment of $3,853 and $3,902, respectively, in LB Pipe JV and other equity investments totaling $123 and $129, respectively.

The Company recorded equity in the income of LB Pipe JV of $150 and loss of $476 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded equity in the loss of LB Pipe JV of $48 and $725, respectively. During 2016, the Company and the other 45% member each executed a revolving line of credit with LB Pipe JV with an available limit of $1,350. The Company and the other 45% member each loaned $1,235 to LB Pipe JV in an effort to maintain compliance with LB Pipe JV’s debt covenants with an unaffiliated bank. The Company’s loan with LB Pipe JV matures on December 15, 2017.

The Company’s exposure to loss results from its capital contributions and loans, net of the Company’s share of LB Pipe JV’s income or loss, and its net investment in the direct financing lease covering the facility used by LB Pipe JV for its operations, which is described below. The carrying amounts with the Company’s maximum exposure to loss at June 30, 2017 and December 31, 2016, respectively, are as follows:

	June 30, 2017	December 31, 2016
LB Pipe JV equity method investment	$3,853	$3,902
Revolving line of credit	1,235	1,235
Net investment in direct financing lease	806	871
	$5,894	$6,008

The Company is leasing five acres of land and two facilities to LB Pipe JV through June 30, 2019, with a 5.5 year renewal period. The current monthly lease payments approximate $17, with a balloon payment of approximately $488, which is required to be paid either at the termination of the lease, allocated over the renewal period, or during the initial term of the lease. This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.”

The following is a schedule of the direct financing minimum lease payments for the remainder of 2017 and the years 2018 and thereafter:

Minimum Lease Payments
2017	$71
2018	150
2019	585
$806
8. LONG-TERM DEBT
United States
Long-term debt consists of the following:

	June 30, 2017	December 31, 2016
Revolving credit facility	$120,617	$127,073
Term loan	15,439	30,000
Capital leases and financing agreements	1,928	2,492
Total	137,984	159,565
Less current maturities	10,051	10,386
Long-term portion	$127,933	$149,179

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

The Second Amendment further provides for modifications to the financial covenants as defined in the Amended and Restated Credit Agreement. The Second Amendment calls for the elimination of the Maximum Leverage Ratio covenant through the quarter ended June 30, 2018. After that period, the Maximum Gross Leverage Ratio covenant will be reinstated to require a maximum ratio of 4.25 Consolidated Indebtedness to 1.00 Gross Leverage for the quarter ended September 30, 2018, and 3.75 to 1.00 for all periods thereafter until the maturity date of the credit facility. The Second Amendment also includes a Minimum Last Twelve Months EBITDA covenant (“Minimum EBITDA”). For the quarter ending December 31, 2016 through the quarter ending June 30, 2017, the Minimum EBITDA must be at least $18,500. For each quarter thereafter, through the quarter ended June 30, 2018, the Minimum EBITDA requirement will increase by various increments. At June 30, 2018, the Minimum EBITDA requirement will be $31,000. After the quarter ended June 30, 2018, the Minimum EBITDA covenant will be eliminated through the maturity of the Amended and Restated Credit Agreement. The Second Amendment also includes a Minimum Fixed Charge Coverage Ratio covenant. The covenant represents the ratio of the Company’s fixed charges to the last twelve months of EBITDA, and is required to be a minimum of 1.00 to 1.00 through the quarter ended December 31, 2017 and 1.25 to 1.00 for each quarter thereafter through the maturity of the credit facility. The final financial covenant included in the Second Amendment is a Minimum Liquidity covenant which calls for a minimum of $25,000 in undrawn availability on the revolving credit loan at all times through the quarter ended June 30, 2018. The Second Amendment includes several changes to certain non-financial covenants as defined in the Amended and Restated Credit Agreement. Through the maturity date of the loan, the Company is now prohibited from making any future acquisitions. The limitation on permitted annual distributions of dividends or redemptions of the Company’s stock has been decreased from $4,000 to $1,700. The aggregate limitation on loans to and investments in non-loan parties was decreased from $10,000 to $5,000. Furthermore, the limitation on asset sales has been decreased from $25,000 annually with a carryover of up to $15,000 from the prior year to $25,000 in the aggregate through the maturity date of the credit facility.

At June 30, 2017, L.B. Foster was in compliance with the Second Amendment’s covenants.

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

At June 30, 2017, L.B. Foster had outstanding letters of credit of approximately $425 and had net available borrowing capacity of $48,958. The maturity date of the facility is March 13, 2020.

United Kingdom
A subsidiary of the Company has a credit facility with NatWest Bank for its United Kingdom operations, which includes an overdraft availability of £1,500 pounds sterling (approximately $1,954 at June 30, 2017). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 2.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility at June 30, 2017. There was approximately $401 in outstanding guarantees (as defined in the underlying agreement) at June 30, 2017. This credit facility was renewed and amended during the fourth quarter of 2016 with all underlying terms and conditions remaining unchanged as a result of the renewal. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review within the forth quarter of 2017.

The United Kingdom credit facility contains certain financial covenants that require the subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants at June 30, 2017. The subsidiary had available borrowing capacity of $1,553 at June 30, 2017.

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

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. At June 30, 2017, the interest rate swaps were recorded within other accrued liabilities.

	Fair Value Measurements at Reporting Date and Using				Fair Value Measurements at Reporting Date and Using
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$6,506	$6,506	$—	$—	$16	$16	$—	$—
Total assets	$6,506	$6,506	$—	$—	$16	$16	$—	$—
Interest rate swaps	$405	$—	$405	$—	$334	$—	$334	$—
Total liabilities	$405	$—	$405	$—	$334	$—	$334	$—

The interest rate swaps are accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest income or expense, in our Condensed Consolidated Statements of Operations. For the three months ended June 30, 2017, interest expense from interest rate swaps was $114. For the six months ended June 30, 2017, interest expense from interest rate swaps was $204.

10. EARNINGS PER COMMON SHARE
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss)	$3,024	$(91,996)	$602	$(94,828)
Denominator:
Weighted average shares outstanding	10,335	10,263	10,327	10,248
Denominator for basic earnings per common share	10,335	10,263	10,327	10,248
Effect of dilutive securities:
Stock compensation plans	148	—	200	—
Dilutive potential common shares	148	—	200	—
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,483	10,263	10,527	10,248
Basic earnings (loss) per common share	$0.29	$(8.96)	$0.06	$(9.25)
Diluted earnings (loss) per common share	$0.29	$(8.96)	$0.06	$(9.25)
Dividends paid per common share	$—	$0.04	$—	$0.08

There were approximately 47 and 46 anti-dilutive shares during the three- and six-month periods ended June 30, 2016, respectively, excluded from the above calculation.
11. STOCK-BASED COMPENSATION
The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $558 and $807 for the three-month periods ended June 30, 2017 and 2016, respectively, related to fully-vested stock awards, restricted stock awards, and performance unit awards. Stock compensation expense of $725 and $555 was recorded for the six-month periods ended June 30, 2017 and 2016, respectively. At June 30, 2017, unrecognized compensation expense for awards that the Company expects to vest approximated $4,043. The Company will recognize this expense over the upcoming 3.75 years through March 2021.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares that have been reacquired by the Company and held as Treasury stock or authorized and previously unissued common stock.

During the six months ended June 30, 2017, the Company recognized a tax deficiency of $116 related to stock-based compensation, which was fully offset by a valuation allowance, and $124 for the six months ended June 30, 2016. Applying the prospective approach to ASU 2016-09, the change in excess income tax deficiency has been included in cash flows from operating activities for the six months ended June 30, 2017 in the Condensed Consolidated Statements of Cash Flows.

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

During the quarter ended June 30, 2017, the Nomination and Governance Committee and Board of Directors jointly approved the Deferred Compensation Plan for Non-Employee Directors under the 2006 Omnibus Incentive Plan, which permits Non-Employee Directors of the Company to defer receipt of earned compensation for serving on the Board. During the quarter ended March 31, 2017, the Compensation Committee approved the 2017 Performance Share Unit Program and the Executive Annual Incentive Compensation Plan (consisting of cash and equity components). The Compensation Committee also certified the actual performance achievement of participants in the 2014 Performance Share Unit Program. Actual performance resulted in no payout relative to the 2014 Performance Share Unit Program target performance metrics.

The following table summarizes the restricted stock award, deferred stock award, and performance unit award activity for the period ended June 30, 2017:

	Restricted Stock	Deferred Stock	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	79,272	—	63,690	$21.66
Granted	167,404	20,175	112,208	14.06
Vested	(21,808)	—	—	28.08
Adjustment for incentive awards expected to vest	—	—	3,871	17.86
Cancelled	(31,766)	—	(35,274)	14.26
Outstanding at June 30, 2017	193,102	20,175	144,495	$16.37
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

United States Defined Benefit Plans
Net periodic pension costs for the United States defined benefit pension plans for the three- and six-month periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$—	$9	$—	$18
Interest cost	171	186	342	372
Expected return on plan assets	(178)	(179)	(355)	(358)
Recognized net actuarial loss	33	69	65	138
Net periodic pension cost	$26	$85	$52	$170

The Company does not expect to contribute to its United States defined benefit plans in 2017.

United Kingdom Defined Benefit Plans
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three- and six-month periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$55	$75	$110	$150
Expected return on plan assets	(66)	(84)	(132)	(168)
Amortization of prior service costs and transition amount	4	5	8	10
Recognized net actuarial loss	71	39	142	78
Net periodic pension cost	$64	$35	$128	$70

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of approximately $244 are anticipated to the United Kingdom Rail Technologies pension plan during 2017. For the six months ended June 30, 2017, the Company contributed approximately $122 to the plan.

Defined Contribution Plans
The Company sponsors eight defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$410	$445	$861	$1,137
Canada	54	67	113	118
United Kingdom	98	160	213	218
	$562	$672	$1,187	$1,473
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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance at December 31, 2016	$10,154
Additions to warranty liability	1,341
Warranty liability utilized	(2,327)
Balance at June 30, 2017	$9,168

Included within the above table are concrete tie warranty reserves of approximately $7,584 and $7,574 at June 30, 2017 and December 31, 2016, respectively.

Union Pacific Railroad (UPRR) Concrete Tie Matter
On July 12, 2011, UPRR notified (the “UPRR Notice”) the Company and its subsidiary, CXT Incorporated (“CXT”), of a warranty claim under CXT’s 2005 supply contract relating to the sale of pre-stressed concrete railroad ties to UPRR. UPRR asserted that a significant percentage of concrete ties manufactured in 2006 through 2011 at CXT’s Grand Island, NE facility failed to meet contract specifications, had workmanship defects and were cracking and failing prematurely. Of the 3 million ties manufactured between 1998 and 2011 from the Grand Island, NE facility, approximately 1.6 million ties were sold during the period UPRR had claimed nonconformance.The 2005 contract called for each concrete tie which failed to conform to the specifications or had a material defect in workmanship to be replaced with 1.5 new concrete ties, provided, that, within five years of the sale of a concrete tie, UPRR notified CXT of such failure to conform or such defect in workmanship.
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

2017
By Second Amended Scheduling Order dated February 22, 2017, a March 31, 2018 deadline for completion of discovery has been established with trial to proceed at some future date after June 1, 2018. During the first six months ended June 30, 2017, the parties continued to conduct discovery, with various disputes that required and will likely require court resolution. The Company intends to continue to engage in discussions in an effort to resolve the UPRR matter. However, we cannot predict that such discussions will be successful, or that the results of the litigation with UPRR, or any settlement or judgment amounts, will reasonably approximate our estimated accruals for loss contingencies. Future potential costs pertaining to UPRR’s claims and the outcome of the UPRR litigation could result in a material adverse effect on our results of operations, financial condition, and cash flows.

As a result of the preliminary status of the litigation and the uncertainty of any potential judgment, an estimate of any additional loss, or a range of additional loss, associated with this litigation cannot be made based upon currently available information.

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings. On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency ("EPA") indicating that the Company may be a potentially responsible party regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of an L.B. Foster predecessor on the site. Management does not believe, compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company.

At June 30, 2017 and December 31, 2016, the Company maintained environmental reserves approximating $6,253 and $6,270, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance at December 31, 2016	$6,270
Additions to environmental obligations	4
Environmental obligations utilized	(21)
Balance at June 30, 2017	$6,253

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at June 30, 2017.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at June 30, 2017, no such disclosures were considered necessary.

14. INCOME TAXES
For the three months ended June 30, 2017 and 2016, the Company recorded a tax provision of $475 on pretax income of $3,499 and a tax benefit of $37,429 on pretax losses of $129,425, respectively, for an effective income tax rate of 13.6% and 28.9%, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded a tax provision of $906 on pretax income of $1,508 and a tax benefit of $38,746 on pretax losses of $133,574, respectively, for an effective income tax rate of 60.1% and 29.0%, respectively. Due to the full valuation allowance on our domestic deferred tax assets, the Company’s tax provision for the three and six months ended June 30, 2017 does not reflect any tax benefit for domestic pretax losses, and is primarily comprised of taxes on our Canadian and United Kingdom operations. The Company’s full valuation allowance position in its U.S. jurisdiction is likely to result in significant variability of the effective tax rate throughout the course of the year. Changes in pretax income projections and the mix of income across jurisdictions could also impact the effective income tax rate each quarter.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may concern, among other things, L.B. Foster Company’s (the “Company”) expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources and results of operations; the outcome of litigation and product warranty claims; decisions regarding our strategic growth initiatives, market position, and product development; all of which are based on current estimates that involve inherent risks and uncertainties. The Company has based these forward-looking statements on current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: environmental matters, including any costs associated with any remediation and monitoring; a resumption of the economic slowdown we have experienced the previous two years in the markets we serve; the risk of doing business in international markets; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses and realize anticipated benefits; costs of and impacts associated with shareholder activism; a decrease in freight or passenger rail traffic; the timeliness and availability of materials from our major suppliers, including the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customer’s concerns about conflict minerals; labor disputes; our ability to extend the term of the lease for our Birmingham, Alabama facility, which expired on July 31, 2017, and any such costs associated with such extension; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes; foreign currency fluctuations; inflation; economic conditions and regulatory changes caused by the United Kingdom’s pending exit from the European Union; sustained declines in energy prices; a lack of state or federal funding for new infrastructure projects; increased domestic and foreign government regulation; an increase in manufacturing or material costs; the ultimate number of concrete ties that will have to be replaced pursuant to the previously disclosed product warranty claim of the Union Pacific Railroad (“UPRR”) and an overall resolution of the related contract claims as well as the possible costs associated with the outcome of the lawsuit filed by the UPRR; the loss of future revenues from current customers; and risks inherent in litigation. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

General Overview
L.B. Foster Company (the “Company”) is a leading manufacturer and distributor of products and services for the transportation and energy infrastructure with locations in North America and Europe. The Company is comprised of three business segments: Rail Products and Services, Construction Products, and Tubular and Energy Services.

Quarter-to-date Results
The segment gross profit measures presented within Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") tables constitute non-GAAP financial measures disclosed by management to provide investors and other users information to evaluate the performance of the Company’s segments on a more comparable basis to market trends and peers. The exclusion of significant cost allocations to the reportable segments:

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

Three months ended June 30, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Reportable Segment Profit (Loss)	$3,977	$4,551	$(17)	$8,511
Segment and Allocated Selling & Administrative	9,179	4,437	4,451	18,067
Amortization Expense	872	37	786	1,695
Asset Impairments	—	—	—	—
Non-GAAP Segment Gross Profit	$14,028	$9,025	$5,220	$28,273

Three months ended June 30, 2016	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Reportable Segment (Loss) Profit	$(25,168)	$3,944	$(102,983)	$(124,207)
Segment and Allocated Selling & Administrative	10,728	4,909	4,320	19,957
Amortization Expense	988	38	1,763	2,789
Asset Impairments	28,342	—	100,596	128,938
Non-GAAP Segment Gross Profit	$14,890	$8,891	$3,696	$27,477

			Percent of Total Net Sales
	Three Months Ended		Three Months Ended		Percent Increase/ (Decrease)
	June 30,		June 30,
	2017	2016	2017	2016	2017 vs. 2016
Net Sales:
Rail Products and Services	$69,347	$67,503	47.9%	49.6%	2.7%
Construction Products	45,465	40,348	31.4	29.7	12.7
Tubular and Energy Services	30,048	28,143	20.7	20.7	6.8
Total net sales	$144,860	$135,994	100.0%	100.0%	6.5%

			Non-GAAP / Reported Gross Profit Percentage		Percent Increase/ (Decrease)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016	2017 vs. 2016
Gross Profit:
Non-GAAP Rail Products and Services	$14,028	$14,890	20.2%	22.1%	(5.8)%
Non-GAAP Construction Products	9,025	8,891	19.9	22.0	1.5
Non-GAAP Tubular and Energy Services	5,220	3,696	17.4	13.1	41.2
Non-GAAP Segment gross profit	28,273	27,477
LIFO (expense) income	(192)	452	(0.1)	0.3	(142.5)
Other	(345)	(116)	(0.2)	(0.1)	197.4
Total gross profit	$27,736	$27,813	19.1%	20.5%	(0.3)%
					Percent Increase/ (Decrease)
			Percent of Total Net Sales
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016	2017 vs. 2016
Expenses:
Selling and administrative expenses	$20,578	$23,317	14.2%	17.1%	(11.7)%
Amortization expense	1,695	2,789	1.2	2.1	(39.2)
Asset impairments	—	128,938	—	94.8	(100.0)
Interest expense	2,181	1,652	1.5	1.2	32.0
Interest income	(54)	(52)	—	—	3.8
Equity in (income) loss of nonconsolidated investments	(145)	487	(0.1)	0.4	(129.8)
Other (income) expense	(18)	107	—	0.1	(116.8)
Total expenses	$24,237	$157,238	16.7%	115.6%	(84.6)%
Income (loss) before income taxes	$3,499	$(129,425)	2.4%	(95.2)%	102.7%
Income tax expense (benefit)	475	(37,429)	0.3	(27.5)	101.3
Net income (loss)	$3,024	$(91,996)	2.1%	(67.6)%	103.3%

Second Quarter 2017 Compared to Second Quarter 2016 – Company Analysis
Net sales of $144,860 for the period ended June 30, 2017 increased by $8,866, or 6.5%, compared to the prior year quarter. The change was attributable to increases of 12.7%, 6.8%, and 2.7%, in Construction Products, Tubular and Energy Services, and Rail Products and Services, respectively.

Gross profit margin for the quarter ended June 30, 2017 was 19.1% or 140 basis points (“bps”) lower than the prior year quarter. The decrease was due to reductions of 210 bps and 190 bps, in Construction Products and Rail Products and Services, respectively. These reductions were partially offset by an increase of 430 bps within the Tubular and Energy Services segment.

Selling and administrative expenses decreased by $2,739 or 11.7% from the prior year. The decrease was primarily driven by personnel and discretionary spending reductions of $2,141 as well as reduced litigation costs related to the Union Pacific Railroad ("UPRR") matter of $479.

Amortization decreased $1,094, or 39.2%, as a result of the June 1, 2016 interim intangible asset impairment test, which was finalized during the three months ended September 30, 2016, resulting in a $59,786 impairment of definite-lived intangible assets. During the quarter ended June 30, 2016, the Company recorded total non-cash asset impairments of $128,938 from goodwill, definite-lived intangible assets, and property, plant, and equipment.

Interest expense, net of interest income, increased by $527, or 32.9%, as a result of the increase in interest rates on outstanding debt. Other income increased $125, or 116.8%, which primarily related to a loss on a sale of assets during the three months ended June 30, 2016.

The Company’s effective income tax rate for the three-month period ended June 30, 2017 was 13.6%, compared to 28.9% in the prior year quarter. For the three months ended June 30, 2017, the Company recorded a tax provision of $475, compared to a tax benefit of $37,429 in the three months ended June 30, 2016. Due to the full valuation allowance on our domestic deferred tax assets, the Company’s tax provision for the three months ended June 30, 2017 does not reflect any tax benefit for domestic pretax losses, and is primarily comprised of taxes related to our Canadian and United Kingdom operations.

Net income for the second quarter of 2017 was $3,024, or $0.29 per diluted share, compared to a net loss of $91,996, or $8.96 per diluted share, in the prior year quarter. The following table provides a reconciliation of the GAAP earnings per share value to the non-GAAP adjusted earnings1 per share value for the three-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
	(Unaudited)
Adjusted Diluted Earnings (Loss) Per Share Reconciliation
Net income (loss), as reported	$3,024	$(91,996)
Asset impairments, net of tax benefits of $38,038	—	90,900
Adjusted net income (loss)	$3,024	$(1,096)
Average number of common shares outstanding - Diluted	10,483	10,263
Diluted earnings (loss) per common share, as reported	$0.29	$(8.96)
Diluted earnings (loss) per common share, as adjusted	$0.29	$(0.11)

1 All results in this Quarterly Report that exclude asset impairment charges are non-GAAP measures used for management reporting purposes. Management believes that these measures provide useful information to investors because they will assist investors in evaluating earnings performance on a comparable year-over-year basis.

Results of Operations – Segment Analysis
Rail Products and Services

	Three Months Ended June 30,		Increase	Percent Increase
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net Sales	$69,347	$67,503	$1,844	2.7%
Segment Profit (Loss)	$3,977	$(25,168)	$29,145	115.8%
Segment Profit (Loss) Percentage	5.7%	(37.3)%	43.0%	115.3%

Second Quarter 2017 Compared to Second Quarter 2016
Rail Products and Services segment sales increased $1,844, or 2.7%, compared to the prior year period. The sales increase was primarily driven domestically by our Allegheny Rail Products business, who saw increased demand in insulated joints from Class 1 railroads. Also, our Concrete Ties business began production and shipment on large orders received in the prior quarter. Internationally, our Canadian and European Rail Technologies businesses experienced volume related increases in sales.

The Rail Products and Services segment profit increased by $29,145 to 5.7% of net sales. The increase was primarily attributable to a reduction in selling and administrative expenses of $1,185, or 13.7%, and 2016 impairment charges of $28,342 related to Rail Technologies goodwill.

During the current quarter, the Rail Products and Services segment had a decrease in new orders of 10.4% compared to the prior year period, while backlog was $78,460 at June 30, 2017, an increase of 25.4%, compared to $62,580 at June 30, 2016. The Company is encouraged by positive trends signaling a recovering market as we exit the quarter, but expect a sales decline in our domestic distribution businesses as compared to the prior year.

Construction Products

	Three Months Ended June 30,		Increase	Percent Increase
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net Sales	$45,465	$40,348	$5,117	12.7%
Segment Profit	$4,551	$3,944	$607	15.4%
Segment Profit Percentage	10.0%	9.8%	0.2%	2.0%

Second Quarter 2017 Compared to Second Quarter 2016
Construction Products segment sales increased $5,117, or 12.7%, compared to the prior year period. The increase related to Piling and Fabricated Bridge businesses of $5,275 and $2,021, respectively. The increase in Piling was primarily due to increased sheet piling sales during the quarter. Fabricated Bridge saw favorable sales in the current quarter due to several projects, including the continuation of the Peace Bridge project. This was offset by a reduction in Precast Concrete Products of $2,179.

The Construction Products segment profit increased $607 to 10.0% of net sales. The increase related to a reduction in selling and administrative expenses of $298, or 9.8%, and corporate allocation expenses of $177, or 9.5%.

During the quarter, the Construction Products segment had a decrease in new orders of 22.1% compared to the prior year period. The decrease related to the Fabricated Bridge business, which booked the $15,000 Peace Bridge order during the three months ended June 30, 2016. This was partially offset by increased new orders of 28.3% and 7.8% for our Piling and Precast Concrete Products businesses. Ending backlog in the Construction segment increased 13.4% to $75,540 from the prior year period.

Tubular and Energy Services

	Three Months Ended June 30,		Increase	Percent Increase
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net Sales	$30,048	$28,143	$1,905	6.8%
Segment Loss	$(17)	$(102,983)	$102,966	100.0%
Segment Loss Percentage	(0.1)%	(365.9)%	365.8%	100.0%

Second Quarter 2017 Compared to Second Quarter 2016
Tubular and Energy Services segment sales increased $1,905, or 6.8%, compared to the prior year period. The increase related to $4,987 and $4,399 from Test and Inspection Services and Protective Coatings businesses, respectively, partially offset by a $7,436 decrease in Precision Measurement Systems sales. The quarter showed increased new well count and demand within the upstream oil and gas market but was negatively impacted by weaker demand in our Precision Measurement Systems business.

Tubular and Energy Services segment loss decreased by $102,966, or 100.0%, compared to the prior year quarter. The quarter was favorably impacted by a reduction in amortization expense of $977 from the 2016 long-lived intangible asset impairment. The prior year was negatively affected by impairment charges of $100,596 for the three months ended June 30, 2016. Non-GAAP gross profit increased $1,524, or 41.2%, over the prior year period, due to Protective Coatings and Test and Inspection Services dilution of cost from increased sales volumes.

The Tubular and Energy Services segment had an increase in new orders of 26.1% compared to the prior year period. Orders for Protective Coatings and Test and Inspection Services increased 338.3% and 96.6%, respectively. The increase in orders was partially offset by a 34.4% reduction from our Precision Measurement Systems business. While the upstream oil and gas market continued to show signs of recovery in the current period, consistent with historical cycles, we expect our measurement midstream business to lag our upstream business.

On July 31, 2017, the lease at our Birmingham, Alabama facility expired. Management is actively in discussions with the landlord regarding the renewal of this lease and the Company maintains production obligations with the landlord, who is our primary customer, through October, 2017. The Company may incur costs associated with the lease renewal.

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

Six months ended June 30, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Reportable Segment Profit (Loss)	$5,466	$5,770	$(525)	$10,711
Segment and Allocated Selling & Administrative	17,950	9,214	8,375	35,539
Amortization Expense	1,807	75	1,572	3,454
Asset Impairments	—	—	—	—
Non-GAAP Segment Gross Profit	$25,223	$15,059	$9,422	$49,704

Six months ended June 30, 2016	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Reportable Segment (Loss) Profit	$(24,427)	$4,392	$(104,910)	$(124,945)
Segment and Allocated Selling & Administrative	22,928	9,998	8,601	41,527
Amortization Expense	1,988	75	3,992	6,055
Asset Impairments	28,342	—	100,596	128,938
Non-GAAP Segment Gross Profit	$28,831	$14,465	$8,279	$51,575

			Percent of Total Net Sales
	Six Months Ended		Six Months Ended		Percent Increase/ (Decrease)
	June 30,		June 30,
	2017	2016	2017	2016	2017 vs. 2016
Net Sales:
Rail Products and Services	$125,827	$131,795	47.7%	50.3%	(4.5)%
Construction Products	82,787	72,228	31.4	27.5	14.6
Tubular and Energy Services	54,948	58,281	20.9	22.2	(5.7)
Total net sales	$263,562	$262,304	100.0%	100.0%	0.5%

			Non-GAAP / Reported Gross Profit Percentage		Percent Increase/ (Decrease)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016	2017 vs. 2016
Gross Profit:
Non-GAAP Rail Products and Services	$25,223	$28,831	20.0%	21.9%	(12.5)%
Non-GAAP Construction Products	15,059	14,465	18.2	20.0	4.1
Non-GAAP Tubular and Energy Services	9,422	8,279	17.1	14.2	13.8
Non-GAAP Segment gross profit	49,704	51,575
LIFO (expense) income	(181)	525	(0.1)	0.2	(134.5)
Other	(535)	(327)	(0.2)	(0.1)	63.6
Total gross profit	$48,988	$51,773	18.6%	19.7%	(5.4)%
					Percent Increase/ (Decrease)
			Percent of Total Net Sales
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016	2017 vs. 2016
Expenses:
Selling and administrative expenses	$39,805	$46,134	15.1%	17.6%	(13.7)%
Amortization expense	3,454	6,055	1.3	2.3	(43.0)
Asset impairments	—	128,938	—	49.2	(100.0)
Interest expense	4,289	2,822	1.6	1.1	52.0
Interest income	(110)	(107)	—	—	2.8
Equity in loss of nonconsolidated investments	55	683	—	0.3	(91.9)
Other (income) expense	(13)	822	—	0.3	(101.6)
Total expenses	$47,480	$185,347	18.0%	70.7%	(74.4)%
Income (loss) before income taxes	$1,508	$(133,574)	0.6%	(50.9)%	101.1%
Income tax expense (benefit)	906	(38,746)	0.3	(14.8)	102.3
Net income (loss)	$602	$(94,828)	0.2%	(36.2)%	100.6%

First Six Months of 2017 Compared to First Six Months of 2016 – Company Analysis
Net sales of $263,562 for the period ended June 30, 2017 increased by $1,258, or 0.5%, compared to the prior year period. The change was attributable to an increase of 14.6% in Construction Products segment sales. This increase was partially offset by decreases of 5.7% and 4.5%, in the Tubular and Energy Services and Rail Products and Services segments, respectively.

Gross profit margin for the six months ended June 30, 2017 was 18.6% or 110 bps lower than the prior year period. The decrease was due to a reduction of 190 bps and 180 bps, in Rail Products and Services and Construction Products, respectively. These reductions were partially offset by an increase of 290 bps within the Tubular and Energy Services segment.

Selling and administrative expenses decreased by $6,329 or 13.7% from the prior year. All three segments experienced decreases which were primarily driven by personnel and discretionary spending reductions of $4,948 and reduced litigation costs related to the UPRR matter of $951.

Amortization decreased $2,601, or 43.0%, as a result of the June 1, 2016 interim intangible asset impairment test, which was finalized during the three months ended September 30, 2016, resulting in a $59,786 impairment of definite-lived intangible assets. During the six months ended June 30, 2016, the Company recorded total non-cash asset impairments of $128,938 from goodwill, definite-lived intangible assets, and property, plant, and equipment.

Interest expense, net of interest income, increased by $1,464, or 53.9%, as a result of the increase in interest rates on outstanding debt. Other income increased $835, or 101.6%, which primarily related to the impact of a weaker U.S. dollar relative to the Canadian dollar in the six months ended June 30, 2017 and a loss on the sale of assets in the prior year period.

The Company’s effective income tax rate for the six months ended June 30, 2017 was 60.1%, compared to 29.0% in the prior year period. For the first six months ended June 30, 2017, the Company recorded a tax provision of $906, compared to a tax benefit of $38,746 in the six months ended June 30, 2016. Due to the full valuation allowance on our domestic deferred tax assets, the Company’s tax provision for the six months ended June 30, 2017 does not reflect any tax benefit for domestic pretax losses, and is primarily comprised of taxes related to our Canadian and United Kingdom operations.

Net income for the first six months of 2017 was $602, or $0.06 per diluted share, compared to a net loss of $94,828, or $9.25 per diluted share, in the prior year period. The following table provides a reconciliation of the GAAP earnings per share value to the non-GAAP adjusted earnings1 per share value for the six-month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Adjusted Diluted Earnings (Loss) Per Share Reconciliation
Net income (loss), as reported	$602	$(94,828)
Asset impairments, net of tax benefits of $38,038	—	90,900
Adjusted net income (loss)	$602	$(3,928)
Average number of common shares outstanding - Diluted	10,527	10,248
Diluted earnings (loss) per common share, as reported	$0.06	$(9.25)
Diluted earnings (loss) per common share, as adjusted	$0.06	$(0.38)

1 All results in this Quarterly Report that exclude asset impairment charges are non-GAAP measures used for management reporting purposes. Management believes that these measures provide useful information to investors because they will assist investors in evaluating earnings performance on a comparable year-over-year basis.

Results of Operations – Segment Analysis
Rail Products and Services

	Six Months Ended June 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net Sales	$125,827	$131,795	$(5,968)	(4.5)%
Segment Profit (Loss)	$5,466	$(24,427)	$29,893	122.4%
Segment Profit Percentage	4.3%	(18.5)%	22.8%	123.2%

First Six Months of 2017 Compared to First Six Months of 2016
Rail Products and Services segment sales decreased $5,968, or 4.5%, compared to the prior year period. The reduction in sales is primarily related to a decrease in our domestic businesses of $11,168, or 11.0%. The sales declines were primarily volume driven by the domestic freight rail and transit markets. Our domestic rail distribution business was unfavorably impacted by both volume and pricing compared to the prior year period. This was partially offset by increases in our foreign Rail Technologies divisions of $6,118 or 18.2%.

The Rail Products and Services segment profit increased by $29,893 to 4.3% of net sales. The increase was primarily attributable to a reduction in selling and administrative expenses of $3,383, or 18.6%, and 2016 impairment charges of $28,342 related to Rail Technologies goodwill. This was partially offset by a decline in non-GAAP gross profit of $3,608, or 12.5%, which was primarily related to volume reductions and product mix within domestic transit products as well as pricing declines in our distribution business in the current year.

During the current year, the Rail Products and Services segment had an increase in new orders of 22.4% compared to the prior year period. The increase impacted each of the three business units within the segment and grew the backlog balance to $78,460 at June 30, 2017, a 25.4% increase over the prior year. The Company is encouraged by positive signs from order activity and resulting backlog after the first six months of 2017. While new orders for domestic Rail Distribution have risen year over year, annual sales will decline due to lower price per ton sold.

Construction Products

	Six Months Ended June 30,		Increase	Percent Increase
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net Sales	$82,787	$72,228	$10,559	14.6%
Segment Profit	$5,770	$4,392	$1,378	31.4%
Segment Profit Percentage	7.0%	6.1%	0.9%	14.8%

First Six Months of 2017 Compared to First Six Months of 2016
Construction Products segment sales increased $10,559, or 14.6%, compared to the prior year period. The increase related to Piling and Fabricated Bridge businesses of $8,460 and $5,017, respectively. The increase in Piling was primarily due to demand in the sheet piling product line. Fabricated Bridge continued to have favorable sales in the current year due to several projects, including the continuation of the Peace Bridge project. This was offset by a reduction in Precast Concrete Products of $2,772.

The Construction Products segment profit increased $1,378 to 7.0% of net sales. The increase related to a reduction in allocated expenses of $511, or 13.4%, as well as a reduction in selling and administrative expenses of $273, or 4.4%. Non-GAAP gross profit increase of $594, or 4.1%, which was attributable to Fabricated Bridge and Piling primarily due to in the increased volume within the period.

During the period, the Construction Products segment had a decrease in new orders of 7.5% compared to the prior year period. Prior year Fabricated Bridge orders included the $15,000 Peace Bridge project. Piling and Precast Concrete Products businesses saw increases in new orders of 20.8% and 10.8%, respectively. Piling had favorable orders from its sheet piling products, while Precast Concrete Products saw an increase in building orders from state agencies. The Construction Products segment had backlog at June 30, 2017 of $75,540, a 13.4% increase over the prior year.

Tubular and Energy Services

	Six Months Ended June 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net Sales	$54,948	$58,281	$(3,333)	(5.7)%
Segment Loss	$(525)	$(104,910)	$104,385	99.5%
Segment Profit Percentage	(1.0)%	(180.0)%	179.0%	99.4%

First Six Months of 2017 Compared to First Six Months of 2016
Tubular and Energy Services segment sales decreased $3,333, or 5.7%, compared to the prior year period. The decrease related to $13,624 from Precision Measurement Systems, partially offset by an increase in Test and Inspection Services and Protective Coatings sales of $7,840 and $2,907, respectively. The period showed increased new well count and demand within the upstream oil and gas market, but was negatively impacted by weaker demand in our Precision Measurement Systems business.

Tubular and Energy Services segment loss decreased by $104,385, or 99.5%, compared to the prior year period. The period was favorably impacted by a reduction in amortization expense of $2,420 from the 2016 definite-lived intangible asset impairment. The prior period was also negatively affected by impairment charges of $100,596 for the six months ended June 30, 2016. Non-GAAP gross profit increase of $1,143, or 13.8%, was primarily due to increases in Test and Inspection Services and Protective Coatings businesses of $2,545 and $888, respectively. This increase was partially offset by a reduction in non-GAAP gross profit from Precision Measurement Systems of $2,572.

The Tubular and Energy Services segment had an increase in new orders of 28.6% compared to the prior year period. Orders for Protective Coatings and Test and Inspection Services increased 208.9% and 95.8%, respectively. While the upstream oil and gas market showed signs of recovery in the current period, consistent with historical cycles, we expect our measurement midstream business to continue to lag our upstream business.

On July 31, 2017, the lease at our Birmingham, Alabama facility expired. Management is actively in discussions with the landlord regarding the renewal of this lease and the Company maintains production obligations with the landlord, who is our primary customer, through October, 2017. The Company may incur costs associated with the lease renewal.

Other
Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	Backlog
	June 30, 2017	December 31, 2016	June 30, 2016
Rail Products and Services	$78,460	$62,743	$62,580
Construction Products	75,540	71,954	66,633
Tubular and Energy Services	22,023	12,759	20,033
Total Backlog	$176,023	$147,456	$149,246

While a considerable portion of our business is backlog-driven, certain product lines within the Rail Products and Services and Tubular and Energy Services segments are not driven by backlog and therefore have insignificant levels throughout the year.

Warranty
As of June 30, 2017, the Company maintained a total product warranty reserve of $9,168 for its estimate of all potential product warranty claims. Of this total, $7,584 reflects the current estimate of the Company’s exposure for potential concrete tie warranty claims. While the Company believes this is a reasonable estimate of its potential exposure related to identified concrete tie warranty matters, the Company may incur future charges associated with new customer claims or further development of information of existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on the Company’s results of operations and financial condition. See Note 13 Commitments and Contingent Liabilities of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources
Total debt was $137,984 and $159,565 as of June 30, 2017 and December 31, 2016, respectively, and was primarily comprised of borrowings on our revolving credit facility and term loan.

Our need for liquidity relates primarily to working capital requirements for operations, capital expenditures, joint venture capital obligations, debt service obligations, and share repurchases as authorized by the Board of Directors and as permitted under the Second Amended and Restated Credit Agreement dated March 13, 2015.

The change in cash and cash equivalents for the periods ended June 30 are as follows:

	June 30,
	2017	2016
Net cash provided by operating activities	$29,921	$6,555
Net cash used by investing activities	(4,454)	(4,877)
Net cash used by financing activities	(21,678)	(2,315)
Effect of exchange rate changes on cash and cash equivalents	1,305	130
Net increase (decrease) in cash and cash equivalents	$5,094	$(507)

Cash Flow from Operating Activities
During the current 2017 period, cash flows provided by operating activities were $29,921 compared to $6,555 during the prior year period. For the six months ended June 30, 2017, income and adjustments to income from operating activities provided $11,053 compared to $10,617 in the 2016 period. Working capital and other assets and liabilities provided $18,868 in the current period compared to a use of $4,062 in the prior year period. During the six months ended June 30, 2017, the Company received $9,946 and $1,827 from our 2016 and 2015 federal income tax refunds, respectively.

The Company’s calculation for days sales outstanding at June 30, 2017 was 49 days compared to 53 days at December 31, 2017, and we believe our receivables portfolio is strong.

Cash Flow from Investing Activities
Capital expenditures for the six months ended June 30, 2017 and 2016 were $4,597 and $5,070. The current year expenditures relate to trackside rail lubricator units installed as part of a new long-term service contract and, to a lesser extent, general plant and operational improvements. Expenditures for the six months ended June 30, 2016 related to the Birmingham, AL inside diameter coating line upgrade and application development of the Company’s new enterprise resource planning system. The Company also loaned $575 to our joint venture, LB Pipe & Coupling Products, LLC (“LB Pipe JV”), as of June 30, 2016.

Cash Flow from Financing Activities
During the six months ended June 30, 2017, the Company had a decrease in outstanding debt of $21,581, primarily related to payments against the revolving credit facility as well as applying $9,946 federal income tax refund and quarterly principle payments against the term loan. During the six months ended June 30, 2016, the Company had a decrease in outstanding debt of $385, primarily related to payments against the revolving credit facility. Treasury stock acquisitions represent income tax withholdings from employees in connection with the vesting of restricted stock awards. Cash outflows related to dividends were $829 for the six-month periods ended June 30, 2016.

Financial Condition
As of June 30, 2017, we had $35,457 in cash and cash equivalents and a domestic credit facility with $48,958 of net availability while we had $137,984 in total debt. We believe this liquidity will provide the flexibility to operate the business in a prudent manner, and continue to service our revolving credit facility and term loan.

Our cash management priority continues to be short-term maturities and the preservation of our principal balances. Approximately $33,536 of our cash and cash equivalents was held in non-domestic bank accounts, and, under current law, the foreign cash would be subject to U.S. federal income taxes less applicable foreign tax credits upon repatriation.

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

The Second Amendment further provides for modifications to the financial covenants as defined in the Amended and Restated Credit Agreement. The Second Amendment calls for the elimination of the Maximum Leverage Ratio covenant through the quarter ended June 30, 2018. After that period, the Maximum Gross Leverage Ratio covenant will be reinstated to require a maximum ratio of 4.25 Consolidated Indebtedness to 1.00 Gross Leverage for the quarter ended September 30, 2018, and 3.75 to 1.00 for all periods thereafter until the maturity date of the credit facility. The Second Amendment also includes a Minimum Last Twelve Months EBITDA (as defined by the Amendment) covenant (“Minimum EBITDA”). For the quarter ending December 31, 2016 through the quarter ending June 30, 2017, the Minimum EBITDA must be at least $18,500. During the second quarter ended June 30, 2017, the rolling 12-month EBITDA calculation, as defined by the Amended and Restated Credit Agreement, was $26,188. For each quarter thereafter, through the quarter ended June 30, 2018, the Minimum EBITDA requirement will increase by various increments. At June 30, 2018, the Minimum EBITDA requirement will be $31,000. After the quarter ended June 30, 2018, the Minimum EBITDA covenant will be eliminated through the maturity of the Amended and Restated Credit Agreement. The Second Amendment also includes a Minimum Fixed Charge Coverage Ratio covenant. The covenant represents the ratio of the Company’s fixed charges to the last twelve months of EBITDA, and is required to be a minimum of 1.00 to 1.00 through the quarter ended December 31, 2017 and 1.25 to 1.00 for each quarter thereafter through the maturity of the credit facility. The final financial covenant included in the Second Amendment is a Minimum Liquidity covenant which calls for a minimum of $25,000 in undrawn availability on the revolving credit loan at all times through the quarter ended June 30, 2018.

The Second Amendment includes several changes to certain non-financial covenants, as defined in the Amended and Restated Credit Agreement. Through the maturity date of the loan, the Company is now prohibited from making any future acquisitions.

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

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017 at which point they effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. At June 30, 2017, the swap liability was $405 compared to $334 as of December 31, 2016.

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

For the six months ended June 30, 2017, a 1% change in the interest rate for variable rate debt as of June 30, 2017 would increase or decrease interest expense by approximately $707.

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

As of June 30, 2017 and December 31, 2016, the Company recorded a current liability of $405 and $334, respectively, related to its LIBOR-based interest rate swap agreements.

Foreign Currency Exchange Rate Risk
The Company is subject to exposures to changes in foreign currency exchange rates. The Company manages its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the six-month periods ended June 30, 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently evaluating the impact that Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)" will have on our internal control over financial reporting at the January 1, 2018 adoption date.

Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended June 30, 2017 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2017 - April 30, 2017	—	$—	—	$29,933
May 1, 2017 - May 31, 2017	—	—	—	29,933
June 1, 2017 - June 30, 2017	—	—	—	29,933
Total	—	$—	—	$29,933

(1)	Shares withheld by the Company to pay taxes upon vesting of restricted stock. These shares do not impact the remaining authorization to repurchase shares under approved plans or programs.

(2)
On December 9, 2015, the Board of Directors authorized the repurchase of up to $30,000 of the Company’s common shares until December 31, 2017. This authorization became effective January 1, 2016. The $30,000 repurchase authorization is restricted under the terms of the Second Amendment to the Second Amended and Restated Credit Agreement dated March 13, 2015. Dividends, distributions, and redemptions under the Second Amendment are capped at a maximum annual amount of $1,700 throughout the life of the repurchase authorization. For the three-month period ended June 30, 2017, there were no share repurchases as part of the authorized program.

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

*10.2	Deferred Compensation Plan for Non-Employee Directors under the 2006 Omnibus Incentive Plan.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	August 4, 2017	By: /s/ Christopher T. Scanlon
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

*10.2	Deferred Compensation Plan for Non-Employee Directors under the 2006 Omnibus Incentive Plan.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.