Form 10-Q
period 2017-09-30
FOSTER L B CO
filed 2017-11-08
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2017
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2017
Common Stock, Par Value $0.01	10,340,576 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,008	$30,363
Accounts receivable - net	79,324	66,632
Inventories - net	104,035	83,243
Prepaid income tax	1,048	14,166
Other current assets	9,986	5,200
Total current assets	229,401	199,604
Property, plant, and equipment - net	98,536	103,973
Other assets:
Goodwill	19,699	18,932
Other intangibles - net	59,135	63,519
Investments	151	4,031
Other assets	2,242	2,964
Total assets	$409,164	$393,023
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,825	$37,744
Deferred revenue	11,038	7,597
Accrued payroll and employee benefits	10,353	7,497
Accrued warranty	9,614	10,154
Current maturities of long-term debt	9,887	10,386
Other accrued liabilities	8,452	8,953
Total current liabilities	109,169	82,331
Long-term debt	128,398	149,179
Deferred tax liabilities	11,044	11,371
Other long-term liabilities	16,734	16,891
Stockholders' equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at September 30, 2017 and December 31, 2016, 11,115,779; shares outstanding at September 30, 2017 and December 31, 2016, 10,340,576 and 10,312,625, respectively	111	111
Paid-in capital	44,423	44,098
Retained earnings	137,492	133,667
Treasury stock - at cost, common stock, shares at September 30, 2017 and December 31, 2016, 775,203 and 803,154, respectively	(18,662)	(19,336)
Accumulated other comprehensive loss	(19,545)	(25,289)
Total stockholders' equity	143,819	133,251
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$409,164	$393,023

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Sales of goods	$103,058	$100,293	$318,414	$326,278
Sales of services	28,434	14,351	76,640	50,670
Total net sales	131,492	114,644	395,054	376,948
Cost of goods sold	82,460	81,674	256,152	260,705
Cost of services sold	22,667	13,167	63,549	44,667
Total cost of sales	105,127	94,841	319,701	305,372
Gross profit	26,365	19,803	75,353	71,576
Selling and administrative expenses	20,218	19,807	60,023	65,941
Amortization expense	1,764	1,763	5,218	7,818
Asset impairments	—	6,946	—	135,884
Interest expense	2,026	1,520	6,315	4,342
Interest income	(56)	(50)	(166)	(157)
Equity in (income) loss of nonconsolidated investments	(50)	263	5	946
Other income	(551)	(1,085)	(564)	(263)
	23,351	29,164	70,831	214,511
Income (loss) before income taxes	3,014	(9,361)	4,522	(142,935)
Income tax (benefit) expense	(208)	(3,379)	698	(42,125)
Net income (loss)	$3,222	$(5,982)	$3,824	$(100,810)
Basic earnings (loss) per common share	$0.31	$(0.58)	$0.37	$(9.82)
Diluted earnings (loss) per common share	$0.31	$(0.58)	$0.37	$(9.82)
Dividends paid per common share	$—	$0.04	$—	$0.12
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income (loss)	$3,222	$(5,982)	$3,824	$(100,810)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,412	(1,431)	5,528	(3,438)
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $0, $88 and $0, ($815)	82	137	(119)	(1,286)
Reclassification of pension liability adjustments to earnings, net of tax expense of $0, $38 and $0, $115*	114	73	335	223
Other comprehensive income (loss)	2,608	(1,221)	5,744	(4,501)
Comprehensive income (loss)	$5,830	$(7,203)	$9,568	$(105,311)

*	Reclassifications out of accumulated other comprehensive loss for pension obligations are charged to selling and administrative expense.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,824	$(100,810)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Deferred income taxes	(648)	(39,690)
Depreciation	9,705	10,620
Amortization	5,218	7,818
Asset impairments	—	135,884
Equity loss of nonconsolidated investments	5	946
(Gain) loss on sales and disposals of property, plant, and equipment	(347)	209
Share-based compensation	1,228	875
Income tax deficiency from share-based compensation	—	124
Change in operating assets and liabilities
Accounts receivable	(11,899)	13,491
Inventories	(19,336)	3,188
Other current assets	(786)	(379)
Prepaid income tax	12,569	(6,436)
Other noncurrent assets	719	117
Accounts payable	22,017	(13,256)
Deferred revenue	3,339	866
Accrued payroll and employee benefits	2,734	(2,294)
Other current liabilities	(763)	956
Other liabilities	(63)	(353)
Net cash provided by operating activities	27,516	11,876
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	1,388	923
Capital expenditures on property, plant, and equipment	(5,335)	(6,507)
Loans and capital contributions to equity method investment	—	(635)
Net cash used by investing activities	(3,947)	(6,219)

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(113,119)	(134,200)
Proceeds from debt	91,838	101,075
Financing fees	—	(712)
Treasury stock acquisitions	(103)	(265)
Cash dividends on common stock paid to shareholders	—	(1,244)
Income tax deficiency from share-based compensation	—	(124)
Net cash used by financing activities	(21,384)	(35,470)
Effect of exchange rate changes on cash and cash equivalents	2,460	152
Net increase (decrease) in cash and cash equivalents	4,645	(29,661)
Cash and cash equivalents at beginning of period	30,363	33,312
Cash and cash equivalents at end of period	$35,008	$3,651
Supplemental disclosure of cash flow information:
Interest paid	$5,599	$3,485
Income taxes (received) paid	$(11,233)	$3,991
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

Assets Held for Sale
The Company classifies assets as held for sale when management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year.  The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell.  See Note 7 Investments of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition” (“ASC 605”). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company continues its project adoption plan by performing a detailed evaluation of contracts and sales orders with customers and assessing the impact that this standard will have on the Company’s results of operations, cash flows, financial position, and backlog. We have also been assessing the impact to internal controls over financial reporting and disclosure requirements. We regularly brief our Audit Committee on our overall project plan as well as our progress towards adoption. The Company will adopt this standard as of January 1, 2018 and anticipates using the modified retrospective approach at adoption as it relates to ASU 2014-09.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory (Topic 740),” (“ASU 2016-16”) which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU is effective on January 1, 2018 with early adoption permitted. The Company continues to evaluate the impact this standard will have on the Company’s financial statements but believes there will not be a material change once adopted. The Company will not elect early adoption of ASU 2016-16.

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

The following table illustrates revenues and profits (losses) from operations of the Company by segment for the periods indicated:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products and Services	$62,095	$3,472	$187,922	$8,938
Construction Products	39,118	3,387	121,905	9,156
Tubular and Energy Services	30,279	2,298	85,227	1,774
Total	$131,492	$9,157	$395,054	$19,868

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Net Sales	Segment Profit (Loss)	Net Sales	Segment Profit (Loss)
Rail Products and Services	$56,891	$(2,047)	$188,686	$(26,474)
Construction Products	34,870	1,356	107,098	5,748
Tubular and Energy Services	22,883	(6,966)	81,164	(111,876)
Total	$114,644	$(7,657)	$376,948	$(132,602)

Segment profit (loss) from operations, as shown above, include internal cost of capital charges for assets used in the segment at a rate of generally 1% per month. There has been no change in the measurement of segment profit (loss) from operations since December 31, 2016. The internal cost of capital charges are eliminated during the consolidation process.

The following table provides a reconciliation of reportable segment net profit (loss) from operations to the Company’s consolidated total:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Profit (loss) for reportable segments	$9,157	$(7,657)	$19,868	$(132,602)
Interest expense	(2,026)	(1,520)	(6,315)	(4,342)
Interest income	56	50	166	157
Other income	551	1,085	564	263
LIFO (expense) income	(1,552)	917	(1,733)	1,442
Equity in income (loss) of nonconsolidated investments	50	(263)	(5)	(946)
Corporate expense, cost of capital elimination, and other unallocated charges	(3,222)	(1,973)	(8,023)	(6,907)
Income (loss) before income taxes	$3,014	$(9,361)	$4,522	$(142,935)

The following table illustrates assets of the Company by segment:

	September 30, 2017	December 31, 2016
Rail Products and Services	$198,761	$174,049
Construction Products	88,542	81,074
Tubular and Energy Services	100,046	100,006
Unallocated corporate assets	21,815	37,894
Total	$409,164	$393,023
3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance at December 31, 2016	$13,785	$5,147	$—	$18,932
Foreign currency translation impact	767	—	—	767
Balance at September 30, 2017	$14,552	$5,147	$—	$19,699

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. No goodwill impairment test was required in connection with these evaluations for the nine months ended September 30, 2017. The Company continues to monitor the recoverability of the long-lived assets associated with certain reporting units of the Company and the long-term financial projections of the businesses. Sustained declines in the markets we serve may result in future long-lived asset impairment.

The following table represents the gross other intangible assets balance by reportable segment:

	September 30, 2017	December 31, 2016
Rail Products and Services	$57,538	$56,476
Construction Products	1,348	1,348
Tubular and Energy Services	29,179	29,179
	$88,065	$87,003

The components of the Company’s intangible assets are as follows:

	September 30, 2017
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,233	$(2,872)	$1,361
Patents	10	392	(160)	232
Customer relationships	17	37,597	(8,542)	29,055
Trademarks and trade names	14	10,078	(3,879)	6,199
Technology	14	35,765	(13,477)	22,288
		$88,065	$(28,930)	$59,135

	December 31, 2016
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,219	$(2,217)	$2,002
Patents	10	373	(143)	230
Customer relationships	18	36,843	(6,582)	30,261
Trademarks and trade names	14	10,018	(3,238)	6,780
Technology	14	35,550	(11,304)	24,246
		$87,003	$(23,484)	$63,519

Intangible assets are amortized over their useful lives, which range from 4 to 25 years, with a total weighted average amortization period of approximately 15 years at September 30, 2017. Amortization expense for the three months ended September 30, 2017 and 2016 was $1,764 and $1,763, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $5,218 and $7,818, respectively.

Estimated amortization expense for the remainder of 2017 and thereafter is as follows:

Amortization Expense
2017	$1,782
2018	7,024
2019	6,302
2020	5,980
2021	5,960
2022 and thereafter	32,087
$59,135
4. ACCOUNTS RECEIVABLE
Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable at September 30, 2017 and December 31, 2016 have been reduced by an allowance for doubtful accounts of $2,138 and $1,417, respectively.

5. INVENTORIES
Inventories at September 30, 2017 and December 31, 2016 are summarized in the following table:

	September 30, 2017	December 31, 2016
Finished goods	$58,588	$46,673
Work-in-process	30,507	21,716
Raw materials	19,851	18,032
Total inventories at current costs	108,946	86,421
Less: LIFO reserve	(4,911)	(3,178)
	$104,035	$83,243

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
6. PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment at September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017	December 31, 2016
Land	$14,866	$14,826
Improvements to land and leaseholds	17,404	17,408
Buildings	34,503	33,910
Machinery and equipment, including equipment under capitalized leases	120,414	118,060
Construction in progress	1,431	1,291
	188,618	185,495
Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	90,082	81,522
	$98,536	$103,973

We review our property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no asset impairments of property, plant, and equipment during the nine months ended September 30, 2017.

Depreciation expense for the three-month periods ended September 30, 2017 and 2016 was $3,178 and $3,295, respectively. For the nine-month periods ended September 30, 2017 and 2016, depreciation expense was $9,705 and $10,620, respectively.
7. INVESTMENTS
The Company is a member of a joint venture, L B Pipe & Coupling Products, LLC (“L B Pipe JV”), in which it maintains a 45% ownership interest. L B Pipe JV manufactures, markets, and sells various machined components and precision coupling products for the energy, water well, and construction markets and is scheduled to terminate on June 30, 2019.

Under applicable guidance for variable interest entities in ASC 810, “Consolidation,” the Company previously determined that L B Pipe JV was a variable interest entity. The Company concluded that it was not the primary beneficiary of the variable interest entity, as the Company did not have a controlling financial interest and did not have the power to direct the activities that most significantly impact the economic performance of L B Pipe JV.

During the quarter ended September 30, 2017, pursuant to the limited liability company agreement, the Company determined to sell its 45% ownership interest to the other 45% equity holder. The Company concluded that it has met the criteria under applicable guidance for a long-lived asset to be held for sale, and has, accordingly, reclassified L B Pipe JV investment of $4,288 as a current asset held for sale within other current assets. The asset was subsequently remeasured to its fair market value of $3,875. The difference between the fair market value and the Company's carrying amount of $413 was recorded as an other-than-temporary impairment for the three and nine months ended September 30, 2017.

At September 30, 2017 and December 31, 2016, the Company had a nonconsolidated equity method investment of $0 and $3,902, respectively, in L B Pipe JV and other equity investments totaling $151 and $129, respectively.

The Company recorded equity in the income of L B Pipe JV of $434 and loss of $276 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded equity in the income of L B Pipe JV of $386 and loss of $1,001, respectively.

During 2016, the Company and the other 45% member each executed a revolving line of credit with L B Pipe JV with an available limit of $1,350. The Company and the other 45% member each loaned $1,235 to L B Pipe JV in an effort to maintain compliance with L B Pipe JV’s debt covenants with an unaffiliated bank. The Company is to receive its outstanding loan balance at the 45% equity interest sale date.

The Company’s exposure to loss results from its capital contributions and loans, net of the Company’s share of L B Pipe JV’s income or loss, and its net investment in the direct financing lease covering the facility used by L B Pipe JV for its operations, which is described below. The carrying amounts with the Company’s maximum exposure to loss at September 30, 2017 and December 31, 2016, respectively, are as follows:

	September 30, 2017	December 31, 2016
L B Pipe JV equity method investment	$3,875	$3,902
Revolving line of credit	1,235	1,235
Net investment in direct financing lease	770	871
	$5,880	$6,008

The Company is leasing five acres of land and two facilities to L B Pipe JV through June 30, 2019, with a 5.5 year renewal period. The current monthly lease payments approximate $17, with a balloon payment of approximately $488, which is required to be paid either at the termination of the lease, allocated over the renewal period, or during the initial term of the lease. This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.”

The following is a schedule of the direct financing minimum lease payments for the remainder of 2017 and the years 2018 and thereafter:

Minimum Lease Payments
2017	$35
2018	150
2019	585
$770
8. LONG-TERM DEBT
United States
Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
Revolving credit facility	$123,494	$127,073
Term loan	13,131	30,000
Capital leases and financing agreements	1,660	2,492
Total	138,285	159,565
Less current maturities	9,887	10,386
Long-term portion	$128,398	$149,179

On November 7, 2016, the Company, its domestic subsidiaries, and certain of its Canadian subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement dated March 13, 2015 and as amended by the First Amendment dated June 29, 2016 (the “Amended and Restated Credit Agreement”), with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company. This Second Amendment modified the Amended and Restated Credit Agreement, which had a maximum revolving credit line of $275,000. The Second Amendment reduced the permitted revolving credit borrowings to $195,000 and provided for additional term loan borrowing of $30,000 (the “Term Loan”). The Term Loan is subject to quarterly straight line amortization until fully paid off upon the final payment on January 1, 2020. Furthermore, certain matters, including excess cash flow, asset sales, and equity issuances, trigger mandatory prepayments to the Term Loan. Term Loan borrowings are not available to draw upon once they have been repaid. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Second Amendment or Amended and Restated Credit Agreement, as applicable.

The Second Amendment further provided for modifications to the financial covenants as defined in the Amended and Restated Credit Agreement. The Second Amendment calls for the elimination of the Maximum Leverage Ratio covenant through the quarter ending June 30, 2018. After that period, the Maximum Gross Leverage Ratio covenant will be reinstated to require a maximum ratio of 4.25 Consolidated Indebtedness to 1.00 Gross Leverage for the quarter ending September 30, 2018, and 3.75 to 1.00 for all periods thereafter until the maturity date of the credit facility. The Second Amendment also includes a Minimum Last Twelve Months EBITDA covenant (“Minimum EBITDA”). For the quarter ended December 31, 2016 through the quarter ended June 30, 2017, the Minimum EBITDA had to be at least $18,500. For each quarter thereafter, through the quarter ending June 30, 2018, the Minimum EBITDA requirement will increase by various increments. The incremental Minimum EBITDA requirement for the period ended September 30, 2017 was at least $23,000. At June 30, 2018, the Minimum EBITDA requirement will be $31,000. After the quarter ending June 30, 2018, the Minimum EBITDA covenant will be eliminated through the maturity of the Amended and Restated Credit Agreement. The Second Amendment also includes a Minimum Fixed Charge Coverage Ratio covenant. The covenant represents the ratio of the Company’s fixed charges to the last twelve months of EBITDA, and is required to be a minimum of 1.00 to 1.00 through the quarter ended December 31, 2017 and 1.25 to 1.00 for each quarter thereafter through the maturity of the credit facility. The final financial covenant included in the Second Amendment is a Minimum Liquidity covenant which calls for a minimum of $25,000 in undrawn availability on the revolving credit loan at all times through the quarter ending June 30, 2018. The Second Amendment includes several changes to certain non-financial covenants as defined in the Amended and Restated Credit Agreement. Through the maturity date of the loan, the Company is now prohibited from making any future acquisitions. The limitation on permitted annual distributions of dividends or redemptions of the Company’s stock was decreased from $4,000 to $1,700. The aggregate limitation on loans to and investments in non-loan parties was decreased from $10,000 to $5,000. Furthermore, the limitation on asset sales has been decreased from $25,000 annually with a carryover of up to $15,000 from the prior year to $25,000 in the aggregate through the maturity date of the credit facility.

At September 30, 2017, L.B. Foster was in compliance with the Second Amendment’s covenants.

The Second Amendment provided for the elimination of the three lowest tiers of the pricing grid that had previously been defined in the First Amendment. Upon execution of the Second Amendment through the quarter ending March 31, 2018, the Company will be locked into the highest tier of the pricing grid, which provides for pricing of the prime rate plus 225 basis points on base rate loans and the applicable LIBOR rate plus 325 basis points on euro rate loans. For each quarter after March 31, 2018 and through the maturity date of the credit facility, the Company’s position on the pricing grid will be governed by a Minimum Net Leverage ratio, which is the ratio of Consolidated Indebtedness less cash on hand in excess of $15,000 to EBITDA. If, after March 31, 2018, the Minimum Net Leverage ratio positions the Company on the lowest tier of the pricing grid, pricing will be the prime rate plus 150 basis points on base rate loans or the applicable LIBOR rate plus 250 basis points on euro rate loans.

At September 30, 2017, L.B. Foster had outstanding letters of credit of approximately $425 and had net available borrowing capacity of $46,081. The maturity date of the facility is March 13, 2020.

United Kingdom
A subsidiary of the Company has a credit facility with NatWest Bank for its United Kingdom operations, which includes an overdraft availability of £1,500 pounds sterling (approximately $2,010 at September 30, 2017). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 2.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility at September 30, 2017. There was approximately $999 in outstanding guarantees (as defined in the underlying agreement) at September 30, 2017. This credit facility was renewed and amended during the fourth quarter of 2016 with all underlying terms and conditions remaining unchanged as a result of the renewal. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review within the forth quarter of 2017.

The United Kingdom credit facility contains certain financial covenants that require the subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants at September 30, 2017. The subsidiary had available borrowing capacity of $1,011 at September 30, 2017.

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

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. At September 30, 2017, the interest rate swaps were recorded within other accrued liabilities.

	Fair Value Measurements at Reporting Date and Using				Fair Value Measurements at Reporting Date and Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$17	$17	$—	$—	$16	$16	$—	$—
Total assets	$17	$17	$—	$—	$16	$16	$—	$—
Interest rate swaps	$323	$—	$323	$—	$334	$—	$334	$—
Total liabilities	$323	$—	$323	$—	$334	$—	$334	$—

The interest rate swaps are accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest income or expense, in our Condensed Consolidated Statements of Operations. For the three months ended September 30, 2017, interest expense from interest rate swaps was $98. For the nine months ended September 30, 2017, interest expense from interest rate swaps was $302.

In accordance with the provisions of ASC 820, "Fair Value Measurement," the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis. During the quarter ended September 30, 2017, a $413 other-than-temporary impairment charge was recorded against L B Pipe JV assets held for sale utilizing a Level 2 fair value measurement. The impairment was a result of the Company's carrying value being greater than the agreed-upon sales price, or fair market value. See Note 7 Investments of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

10. EARNINGS PER COMMON SHARE
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss)	$3,222	$(5,982)	$3,824	$(100,810)
Denominator:
Weighted average shares outstanding	10,341	10,296	10,332	10,264
Denominator for basic earnings per common share	10,341	10,296	10,332	10,264
Effect of dilutive securities:
Stock compensation plans	138	—	103	—
Dilutive potential common shares	138	—	103	—
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,479	10,296	10,435	10,264
Basic earnings (loss) per common share	$0.31	$(0.58)	$0.37	$(9.82)
Diluted earnings (loss) per common share	$0.31	$(0.58)	$0.37	$(9.82)
Dividends paid per common share	$—	$0.04	$—	$0.12

There were approximately 34 and 80 anti-dilutive shares during the three- and nine-month periods ended September 30, 2016, respectively, excluded from the above calculation.
11. STOCK-BASED COMPENSATION
The Company applies the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $503 and $320 for the three-month periods ended September 30, 2017 and 2016, respectively, related to fully-vested stock awards, restricted stock awards, and performance unit awards. Stock compensation expense of $1,228 and $875 was recorded for the nine-month periods ended September 30, 2017 and 2016, respectively. At September 30, 2017, unrecognized compensation expense for awards that the Company expects to vest approximated $4,140. The Company will recognize this expense over the upcoming 3.5 years through March 2021.

Shares issued as a result of vested stock-based compensation generally will be from previously issued shares that have been reacquired by the Company and held as treasury stock or authorized and previously unissued common stock.

During the nine months ended September 30, 2017, the Company recognized a tax deficiency of $127 related to stock-based compensation, which was fully offset by a valuation allowance, and $124 for the nine months ended September 30, 2016. Applying the prospective approach in accordance with ASU 2016-09, the change in excess income tax deficiency has been included in cash flows from operating activities for the nine months ended September 30, 2017 in the Condensed Consolidated Statements of Cash Flows.

Restricted Stock Awards and Performance Unit Awards
Under the 2006 Omnibus Plan, the Company grants eligible employees restricted stock and performance unit awards. The forfeitable restricted stock awards granted prior to March 2015 generally time-vest after a four-year period, and those granted subsequent to March 2015 generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock agreement. Performance unit awards are offered annually under separate three-year long-term incentive programs. Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples, as defined in the underlying program. If the Company’s estimate of the number of performance stock awards expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

During the quarter ended June 30, 2017, the Nomination and Governance Committee and Board of Directors jointly approved the Deferred Compensation Plan for Non-Employee Directors under the 2006 Omnibus Incentive Plan, which permits Non-Employee Directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board. During the quarter ended March 31, 2017, the Compensation Committee approved the 2017 Performance Share Unit Program and the Executive Annual Incentive Compensation Plan (consisting of cash and equity components). The Compensation Committee also certified the actual performance achievement of participants in the 2014 Performance Share Unit Program. Actual performance resulted in no payout relative to the 2014 Performance Share Unit Program target performance metrics.

The following table summarizes the restricted stock award, deferred stock award, and performance unit award activity for the period ended September 30, 2017:

	Restricted Stock	Deferred Stock	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	79,272	—	63,690	$21.66
Granted	170,196	24,927	120,583	14.24
Vested	(22,808)	—	—	28.88
Adjustment for incentive awards expected to vest	—	—	53,385	18.33
Cancelled	(44,854)	—	(49,062)	15.40
Outstanding at September 30, 2017	181,806	24,927	188,596	$16.48
12. RETIREMENT PLANS
Retirement Plans
The Company has seven retirement plans that cover its hourly and salaried employees in the United States: three defined benefit plans, all of which are frozen, and four defined contribution plans. Employees are eligible to participate in the appropriate plan based on employment classification. The Company’s contributions to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Company’s policy and investment guidelines applicable to each respective plan. The Company’s policy is to contribute at least the minimum in accordance with the funding standards of ERISA.

The Company’s subsidiary, L.B. Foster Rail Technologies, Inc. (“Rail Technologies”), maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan. In the United Kingdom, Rail Technologies maintains two defined contribution plans and a defined benefit plan.

United States Defined Benefit Plans
Net periodic pension costs for the United States defined benefit pension plans for the three- and nine-month periods ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$—	$9	$—	$27
Interest cost	171	186	513	559
Expected return on plan assets	(178)	(179)	(533)	(538)
Recognized net actuarial loss	33	69	98	207
Net periodic pension cost	$26	$85	$78	$255

The Company does not expect to contribute to its United States defined benefit plans in 2017.

United Kingdom Defined Benefit Plans
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three- and nine-month periods ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest cost	$56	$73	$168	$223
Expected return on plan assets	(67)	(82)	(201)	(250)
Amortization of prior service costs and transition amount	4	5	12	15
Recognized net actuarial loss	72	38	216	116
Net periodic pension cost	$65	$34	$195	$104

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of approximately $251 are anticipated to the United Kingdom Rail Technologies pension plan during 2017. For the nine months ended September 30, 2017, the Company contributed approximately $188 to the plan.

Defined Contribution Plans
The Company sponsors eight defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$415	$152	$1,276	$1,289
Canada	53	46	167	164
United Kingdom	93	64	306	281
	$561	$262	$1,749	$1,734
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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance at December 31, 2016	$10,154
Additions to warranty liability	3,203
Warranty liability utilized	(3,743)
Balance at September 30, 2017	$9,614

Included within the above table are concrete tie warranty reserves of approximately $7,607 and $7,574 at September 30, 2017 and December 31, 2016, respectively.

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

On June 16 and 17, 2015, UPRR issued a formal notice of the termination of the concrete tie supply agreement as well as the termination of the lease agreement at the Tucson, AZ production facility and rejection and revocation of its prior acceptance of certain ties manufactured at the Company’s Spokane, WA production facility. Since that time, UPRR has discontinued submitting purchase orders to the Company for shipment of warranty replacement ties.

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

2017
By Third Amended Scheduling Order dated September 26, 2017, a June 29, 2018 deadline for completion of discovery has been established with trial to proceed at some future date on or after October 1, 2018. During the first nine months ended September 30, 2017, the parties continued to conduct discovery, with various disputes that required and will likely require court resolution. The Company intends to continue to engage in discussions in an effort to resolve the UPRR matter. However, we cannot predict that such discussions will be successful, or that the results of the litigation with UPRR, or any settlement or judgment amounts, will reasonably approximate our estimated accruals for loss contingencies. Future potential costs pertaining to UPRR’s claims and the outcome of the UPRR litigation could result in a material adverse effect on our results of operations, financial condition, and cash flows.

As a result of the preliminary status of the litigation and the uncertainty of any potential judgment, an estimate of any additional loss, or a range of additional loss, associated with this litigation cannot be made based upon currently available information.

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings. On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency ("EPA") indicating that the Company may be a potentially responsible party regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of an L.B. Foster predecessor on the site. Management does not believe that compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company.

At September 30, 2017 and December 31, 2016, the Company maintained environmental reserves approximating $6,255 and $6,270, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance at December 31, 2016	$6,270
Additions to environmental obligations	7
Environmental obligations utilized	(22)
Balance at September 30, 2017	$6,255

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at September 30, 2017.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at September 30, 2017, no such disclosures were considered necessary.

14. INCOME TAXES
For the three months ended September 30, 2017 and 2016, the Company recorded an income tax benefit of $208 on pretax income of $3,014 and $3,379 on pretax losses of $9,361, respectively, for an effective income tax rate of (6.9)% and 36.1%, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded an income tax provision of $698 on pretax income of $4,522 and an income tax benefit of $42,125 on pretax losses of $142,935, respectively, for an effective income tax rate of 15.4% and 29.5%, respectively. The Company’s tax provision for the nine months ended September 30, 2017 is primarily comprised of taxes on our Canadian and United Kingdom operations. However, as a result of the U.S. consolidated group's current year income, the Company's estimated annual effective tax rate was adjusted during the third quarter to include the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance. The Company continued to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year. Changes in pretax income projections and the mix of income across jurisdictions could also impact the effective tax rate.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may concern, among other things, L.B. Foster Company’s (the “Company”) expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources and results of operations; the outcome of litigation and product warranty claims; decisions regarding our strategic growth initiatives, market position, and product development; all of which are based on current estimates that involve inherent risks and uncertainties. The Company has based these forward-looking statements on current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: environmental matters, including any costs associated with any remediation and monitoring; a resumption of the economic slowdown we have experienced in the previous two years in the markets we serve; the risk of doing business in international markets; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses and realize anticipated benefits; costs of and impacts associated with shareholder activism; a decrease in freight or passenger rail traffic; the timeliness and availability of materials from our major suppliers as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers' concerns about conflict minerals; labor disputes; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact these amounts; foreign currency fluctuations; inflation; domestic and foreign government regulations; economic conditions and regulatory changes caused by the United Kingdom’s pending exit from the European Union; sustained declines in energy prices; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the ultimate number of concrete ties that will have to be replaced pursuant to the previously disclosed product warranty claim of the Union Pacific Railroad (“UPRR”) and an overall resolution of the related contract claims as well as the possible costs associated with the outcome of the lawsuit filed by the UPRR; the loss of future revenues from current customers; and risks inherent in litigation. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

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

Three months ended September 30, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Reportable Segment Profit	$3,472	$3,387	$2,298	$9,157
Segment and Allocated Selling & Administrative	9,405	4,620	3,337	17,362
Amortization Expense	940	38	786	1,764
Asset Impairments	—	—	—	—
Non-GAAP Segment Gross Profit	$13,817	$8,045	$6,421	$28,283

Three months ended September 30, 2016	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Reportable Segment (Loss) Profit	$(2,047)	$1,356	$(6,966)	$(7,657)
Segment and Allocated Selling & Administrative	8,926	4,783	4,290	17,999
Amortization Expense	958	38	767	1,763
Asset Impairments	4,383	—	2,563	6,946
Non-GAAP Segment Gross Profit	$12,220	$6,177	$654	$19,051

			Percent of Total Net Sales
	Three Months Ended		Three Months Ended		Percent Increase/ (Decrease)
	September 30,		September 30,
	2017	2016	2017	2016	2017 vs. 2016
Net Sales:
Rail Products and Services	$62,095	$56,891	47.2%	49.6%	9.1%
Construction Products	39,118	34,870	29.7	30.4	12.2
Tubular and Energy Services	30,279	22,883	23.1	20.0	32.3
Total net sales	$131,492	$114,644	100.0%	100.0%	14.7%

			Non-GAAP / Reported Gross Profit Percentage		Percent Increase/ (Decrease)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016	2017 vs. 2016
Gross Profit:
Non-GAAP Rail Products and Services	$13,817	$12,220	22.3%	21.5%	13.1%
Non-GAAP Construction Products	8,045	6,177	20.6	17.7	30.2
Non-GAAP Tubular and Energy Services	6,421	654	21.2	2.9	**
Non-GAAP Segment gross profit	28,283	19,051
LIFO (expense) income	(1,552)	917	(1.2)	0.8	**
Other	(366)	(165)	(0.3)	(0.1)	121.8
Total gross profit	$26,365	$19,803	20.1%	17.3%	33.1%
					Percent Increase/ (Decrease)
			Percent of Total Net Sales
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016	2017 vs. 2016
Expenses:
Selling and administrative expenses	$20,218	$19,807	15.4%	17.3%	2.1%
Amortization expense	1,764	1,763	1.3	1.5	0.1
Asset impairments	—	6,946	—	6.1	(100.0)
Interest expense	2,026	1,520	1.5	1.3	33.3
Interest income	(56)	(50)	—	—	12.0
Equity in (income) loss of nonconsolidated investments	(50)	263	—	0.2	(119.0)
Other income	(551)	(1,085)	(0.4)	(0.9)	49.2
Total expenses	$23,351	$29,164	17.8%	25.4%	(19.9)%
Income (loss) before income taxes	$3,014	$(9,361)	2.3%	(8.2)%	132.2%
Income tax benefit	(208)	(3,379)	(0.2)	(2.9)	93.8
Net income (loss)	$3,222	$(5,982)	2.5%	(5.2)%	153.9%

**	Results of calculation are not considered meaningful for presentation purposes.

Third Quarter 2017 Compared to Third Quarter 2016 – Company Analysis
Net sales of $131,492 for the period ended September 30, 2017 increased by $16,848, or 14.7%, compared to the prior year quarter. The change was attributable to increases of 32.3%, 12.2%, and 9.1%, in Tubular and Energy Services, Construction Products, and Rail Products and Services, respectively.

Gross profit margin for the quarter ended September 30, 2017 was 20.1% or 280 basis points (“bps”) higher than the prior year quarter. Each of the three segments contributed to the increase with gains of 1,830 bps, 290 bps, and 80 bps, in Tubular and Energy Services, Construction Products, and Rail Products and Services, respectively.

Selling and administrative expenses increased by $411 or 2.1% from the prior year. The increase was primarily driven by personnel related spending of $821, which was partially offset by reduced litigation costs related to the Union Pacific Railroad ("UPRR") matter of $468.

During the quarter ended September 30, 2016, the Company recorded total non-cash asset impairments of $6,946 from goodwill and definite-lived intangible assets.

Interest expense, net of interest income, increased by $500, or 34.0%, as a result of the increase in interest rates on outstanding debt. Other income decreased $534, or 49.2%, which primarily relates to losses on foreign exchange as the Canadian Dollar has strengthened compared to the United States Dollar versus the prior year period.

The Company’s effective income tax rate for the three-month period ended September 30, 2017 was (6.9)%, compared to 36.1% in the prior year quarter. For the three months ended September 30, 2017, the Company recorded a tax benefit of $208, compared to $3,379 in the three months ended September 30, 2016. The Company's income tax benefit for the three months ended September 30, 2017 was primarily related to changes in our estimated annual effective tax rate. The Company continued to maintain a full valuation allowance against its U.S. deferred tax assets.

Net income for the third quarter of 2017 was $3,222, or $0.31 per diluted share, compared to a net loss of $5,982, or $0.58 per diluted share, in the prior year quarter. The following table provides a reconciliation of the GAAP earnings per share value to the non-GAAP adjusted earnings1 per share value for the three-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
	(Unaudited)
Adjusted Diluted Earnings (Loss) Per Share Reconciliation
Net income (loss), as reported	$3,222	$(5,982)
Asset impairments, net of tax benefits of $1,000	—	5,946
Adjusted net income (loss)	$3,222	$(36)
Average number of common shares outstanding - Diluted	10,479	10,296
Diluted earnings (loss) per common share, as reported	$0.31	$(0.58)
Diluted earnings (loss) per common share, as adjusted	$0.31	$(0.00)

1 All results in this Quarterly Report that exclude asset impairment charges are non-GAAP measures used for management reporting purposes. Management believes that these measures provide useful information to investors because they will assist investors in evaluating earnings performance on a comparable year-over-year basis.

Results of Operations – Segment Analysis
Rail Products and Services

	Three Months Ended September 30,		Increase	Percent Increase
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net Sales	$62,095	$56,891	$5,204	9.1%
Segment Profit (Loss)	$3,472	$(2,047)	$5,519	269.6%
Segment Profit (Loss) Percentage	5.6%	(3.6)%	9.2%	255.6%

Third Quarter 2017 Compared to Third Quarter 2016
Rail Products and Services segment sales increased by $5,204, or 9.1%, compared to the prior year period. The sales increase was primarily driven domestically by a $3,037 increase in our distribution business, which experienced increased demand as overall tonnage sold increased compared to the prior period, and Allegheny Rail Products, which increased by $2,017, following a 76% demand increase from Class 1 railroads.

The Rail Products and Services segment profit increased by $5,519 to 5.6% of net sales. The increase was primarily attributable to 2016 impairment charges of $4,383 related to Rail Technologies goodwill. Non-GAAP gross profit increased $1,597, or 13.1%, as a result of increased domestic distribution volumes.

During the current quarter, the Rail Products and Services segment had an increase in new orders of 44.5% compared to the prior year period, while backlog was $85,764 at September 30, 2017, an increase of 60.6%, compared to $53,392 at September 30, 2016. The Company is encouraged by continuing positive trends signaling a recovering freight rail market in North America and strength in the transit system projects globally.

Construction Products

	Three Months Ended September 30,		Increase	Percent Increase
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net Sales	$39,118	$34,870	$4,248	12.2%
Segment Profit	$3,387	$1,356	$2,031	149.8%
Segment Profit Percentage	8.7%	3.9%	4.8%	123.1%

Third Quarter 2017 Compared to Third Quarter 2016
Construction Products segment sales increased by $4,248, or 12.2%, compared to the prior year period. Fabricated Bridge and Precast Concrete Products businesses increased by $4,411 and $1,185, respectively. Fabricated Bridge generated favorable sales in the current quarter due to bridge form projects as well as the continuation of the Peace Bridge project. Precast Concrete Products was favorably impacted by increased building sales to state agencies. These increases were partially offset by a reduction in Piling sales of $1,348, primarily related to lower sheet piling volumes.

The Construction Products segment profit increased by $2,031 to 8.7% of net sales. The increase was primarily volume related, improved manufacturing efficiencies, and to a lesser extent, reduced selling and administrative expenses of $163, or 3.4%. Non-GAAP gross profit increased by $1,868, or 30.2%, which was a result of volume increases and manufacturing efficiencies reducing costs.

During the quarter, the Construction Products segment had a decrease in new orders of 11.1% compared to the prior year period. The decrease related to a 47.8% reduction Piling orders due to lower sheet piling demand. This was partially offset by increased new orders of 228.9% and 10.7% for our Fabricated Bridge and Precast Concrete Products businesses, respectively. Ending backlog in the Construction segment decreased by 1.1% to $74,910 from the prior year period.

Tubular and Energy Services

	Three Months Ended September 30,		Increase	Percent Increase
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net Sales	$30,279	$22,883	$7,396	32.3%
Segment Profit (Loss)	$2,298	$(6,966)	$9,264	133.0%
Segment Profit (Loss) Percentage	7.6%	(30.4)%	38.0%	125.0%

Third Quarter 2017 Compared to Third Quarter 2016
Tubular and Energy Services segment sales increased by $7,396, or 32.3%, compared to the prior year period. The increase related to strong bookings from Protective Coatings and Test and Inspection Services businesses, partially offset by a decrease in Precision Measurement Systems sales. The quarter showed continued improvement within the upstream oil and gas market. Sales in the Precision Measurement Systems business are below prior year, although order input was very strong in the quarter as backlog is now 99.7% above prior year levels.

Tubular and Energy Services segment profit increased by $9,264, or 133.0%, compared to the prior year quarter. The quarter was favorably impacted by non-GAAP gross profit of $5,767 over the prior year period, with increases from each division within the segment. The prior year was negatively affected by impairment charges of $2,563 for the three months ended September 30, 2016.

The Tubular and Energy Services segment had an increase in new orders of 97.1% compared to the prior year period. Orders for Precision Measurement Systems, Test and Inspection Services, and Protective Coatings increased 147.1%, 129.6%, and 89.2%, respectively. The upstream oil and gas market continues to show signs of recovery. We continue to be encouraged by increased order activity in the midstream market as well.

On July 31, 2017, the lease at our Birmingham, Alabama facility expired. During the third quarter ended September 30, 2017, the Company negotiated a lease renewal for this facility. The renewal is for a term of five years and is scheduled to expire July 31, 2022.

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

Nine months ended September 30, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Reportable Segment Profit	$8,938	$9,156	$1,774	$19,868
Segment and Allocated Selling & Administrative	27,355	13,835	11,711	52,901
Amortization Expense	2,747	113	2,358	5,218
Asset Impairments	—	—	—	—
Non-GAAP Segment Gross Profit	$39,040	$23,104	$15,843	$77,987

Nine months ended September 30, 2016	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Reportable Segment (Loss) Profit	$(26,474)	$5,748	$(111,876)	$(132,602)
Segment and Allocated Selling & Administrative	31,854	14,781	12,891	59,526
Amortization Expense	2,946	113	4,759	7,818
Asset Impairments	32,725	—	103,159	135,884
Non-GAAP Segment Gross Profit	$41,051	$20,642	$8,933	$70,626

			Percent of Total Net Sales
	Nine Months Ended		Nine Months Ended		Percent Increase/ (Decrease)
	September 30,		September 30,
	2017	2016	2017	2016	2017 vs. 2016
Net Sales:
Rail Products and Services	$187,922	$188,686	47.6%	50.1%	(0.4)%
Construction Products	121,905	107,098	30.9	28.4	13.8
Tubular and Energy Services	85,227	81,164	21.5	21.5	5.0
Total net sales	$395,054	$376,948	100.0%	100.0%	4.8%

			Non-GAAP / Reported Gross Profit Percentage		Percent Increase/ (Decrease)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016	2017 vs. 2016
Gross Profit:
Non-GAAP Rail Products and Services	$39,040	$41,051	20.8%	21.8%	(4.9)%
Non-GAAP Construction Products	23,104	20,642	19.0	19.3	11.9
Non-GAAP Tubular and Energy Services	15,843	8,933	18.6	11.0	77.4
Non-GAAP Segment gross profit	77,987	70,626
LIFO (expense) income	(1,733)	1,442	(0.4)	0.4	(220.2)
Other	(901)	(492)	(0.2)	(0.1)	83.1
Total gross profit	$75,353	$71,576	19.1%	19.0%	5.3%
					Percent Increase/ (Decrease)
			Percent of Total Net Sales
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016	2017 vs. 2016
Expenses:
Selling and administrative expenses	$60,023	$65,941	15.2%	17.5%	(9.0)%
Amortization expense	5,218	7,818	1.3	2.1	(33.3)
Asset impairments	—	135,884	—	36.0	(100.0)
Interest expense	6,315	4,342	1.6	1.2	45.4
Interest income	(166)	(157)	—	—	5.7
Equity in loss of nonconsolidated investments	5	946	—	0.3	(99.5)
Other income	(564)	(263)	(0.1)	(0.1)	114.4
Total expenses	$70,831	$214,511	17.9%	56.9%	(67.0)%
Income (loss) before income taxes	$4,522	$(142,935)	1.1%	(37.9)%	103.2%
Income tax expense (benefit)	698	(42,125)	0.2	(11.2)	101.7
Net income (loss)	$3,824	$(100,810)	1.0%	(26.7)%	103.8%

First Nine Months of 2017 Compared to First Nine Months of 2016 – Company Analysis
Net sales of $395,054 for the period ended September 30, 2017 increased by $18,106, or 4.8%, compared to the prior year period. The change was attributable to increases of 13.8% and 5.0% in the Construction Products and Tubular and Energy Services segments, respectively. This increase was partially offset by a decrease of 0.4% in the Rail Products and Services segment.

Gross profit margin for the nine months ended September 30, 2017 was 19.1% or 10 bps higher than the prior year period. The increase was due to a 760 bps improvement within the Tubular and Energy Services segment. The increase was partially offset by reductions of 100 bps and 30 bps, in Rail Products and Services and Construction Products, respectively.

Selling and administrative expenses decreased by $5,918 or 9.0% from the prior year. All three segments experienced decreases which were primarily driven by personnel and discretionary spending reductions of $4,021 and reduced litigation costs related to the UPRR matter of $1,419.

Amortization decreased $2,600, or 33.3%, as a result of the June 1, 2016 interim intangible asset impairment test, which was finalized during the three months ended September 30, 2016, resulting in a $59,786 impairment of definite-lived intangible assets. During the nine months ended September 30, 2016, the Company recorded total non-cash asset impairments of $135,884 from goodwill, definite-lived intangible assets, and property, plant, and equipment.

Interest expense, net of interest income, increased by $1,964, or 46.9%, as a result of the increase in interest rates on outstanding debt. Other income increased by $301, or 114.4%, which primarily related to the gain on the sale of certain assets, which was partially offset by the impact of a weaker United States Dollar relative to the Canadian Dollar in the nine months ended September 30, 2017.

The Company’s effective income tax rate for the nine months ended September 30, 2017 was 15.4%, compared to 29.5% in the prior year period. For the first nine months ended September 30, 2017, the Company recorded a tax provision of $698, compared to a tax benefit of $42,125 in the nine months ended September 30, 2016. The Company’s tax provision for the nine months ended September 30, 2017 was primarily comprised of taxes on our Canadian and United Kingdom operations. The Company continued to maintain a full valuation allowance against its U.S. deferred tax assets.

Net income for the first nine months of 2017 was $3,824, or $0.37 per diluted share, compared to a net loss of $100,810, or $9.82 per diluted share, in the prior year period. The following table provides a reconciliation of the GAAP earnings per share value to the non-GAAP adjusted earnings1 per share value for the nine-month periods ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Adjusted Diluted Earnings (Loss) Per Share Reconciliation
Net income (loss), as reported	$3,824	$(100,810)
Asset impairments, net of tax benefits of $39,038	—	96,846
Adjusted net income (loss)	$3,824	$(3,964)
Average number of common shares outstanding - Diluted	10,435	10,264
Diluted earnings (loss) per common share, as reported	$0.37	$(9.82)
Diluted earnings (loss) per common share, as adjusted	$0.37	$(0.39)

1 All results in this Quarterly Report that exclude asset impairment charges are non-GAAP measures used for management reporting purposes. Management believes that these measures provide useful information to investors because they will assist investors in evaluating earnings performance on a comparable year-over-year basis.

Results of Operations – Segment Analysis
Rail Products and Services

	Nine Months Ended September 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net Sales	$187,922	$188,686	$(764)	(0.4)%
Segment Profit (Loss)	$8,938	$(26,474)	$35,412	133.8%
Segment Profit (Loss) Percentage	4.8%	(14.0)%	18.8%	134.3%

First Nine Months of 2017 Compared to First Nine Months of 2016
Rail Products and Services segment sales decreased $764, or 0.4%, compared to the prior year period. The reduction in sales is primarily related to a decrease in our domestic businesses of $5,956, or 4.3%. The sales declines were primarily volume driven by the domestic freight rail and transit markets. Our domestic rail distribution business was unfavorably impacted by both volume and pricing compared to the prior year period. The sales decrease was partially offset by sales increases in our foreign divisions of $5,192, or 10.6%, as we saw favorable results in both our Canadian and European markets.

The Rail Products and Services segment profit increased by $35,412 to 4.8% of net sales. The increase was primarily attributable to a reduction in selling, administrative, and allocated expenses of $4,430, or 13.9%, and the 2016 impairment charges of $32,725 related to Rail Technologies goodwill. This was partially offset by a decline in non-GAAP gross profit of $2,011, or 4.9%, which was primarily related to volume reductions and product mix within domestic transit products, as well as service related cost increases in our domestic Rail Technologies business.

During the current year, the Rail Products and Services segment had an increase in new orders of 28.9% compared to the prior year period. The increase impacted each of the three business units within the segment and grew the backlog balance to $85,764 at September 30, 2017, a 60.6% increase over the prior year. The Company is also encouraged by positive signs from order activity and resulting backlog during the first nine months of 2017.

Construction Products

	Nine Months Ended September 30,		Increase	Percent Increase
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net Sales	$121,905	$107,098	$14,807	13.8%
Segment Profit	$9,156	$5,748	$3,408	59.3%
Segment Profit Percentage	7.5%	5.4%	2.1%	38.9%

First Nine Months of 2017 Compared to First Nine Months of 2016
Construction Products segment sales increased by $14,807, or 13.8%, compared to the prior year period. The increase related to Fabricated Bridge and Piling businesses of $9,428 and $7,112, respectively. Fabricated Bridge continued to have favorable sales in the current year due to several projects, including the continuation of the Peace Bridge project. The increase in Piling was primarily due to demand within the sheet piling product line. These increases were offset by a reduction in Precast Concrete Products sales of $1,733.

The Construction Products segment profit increased by $3,408 to 7.5% of net sales. The increase related to reductions in selling, administrative, and allocated expenses of $947, or 6.4%. Non-GAAP gross profit increased $2,462, or 11.9%, which was primarily due to the increased volumes from the Fabricated Bridge and Piling businesses within the period.

During the period, the Construction Products segment had a decrease in new orders of 8.7% compared to the prior year period. Prior year Fabricated Bridge orders included the $15,000 Peace Bridge project. Piling saw a 6.3% reduction in new orders compared to the prior year from recent declines in sheet piling demand. The Precast Concrete Products business saw an increase in new orders of 10.7% primarily from building orders from state agencies. The Construction Products segment had backlog at September 30, 2017 of $74,910, a 1.1% decrease over the prior year.

Tubular and Energy Services

	Nine Months Ended September 30,		Increase	Percent Increase
	2017	2016	2017 vs. 2016	2017 vs. 2016
Net Sales	$85,227	$81,164	$4,063	5.0%
Segment Profit (Loss)	$1,774	$(111,876)	$113,650	101.6%
Segment Profit (Loss) Percentage	2.1%	(137.8)%	139.9%	101.5%

First Nine Months of 2017 Compared to First Nine Months of 2016
Tubular and Energy Services segment sales increased $4,063, or 5.0%, compared to the prior year period. The increase related to growth from Test and Inspection Services and Protective Coating businesses, partially offset by a decrease in Precision Measurement Systems. The period showed increased new well count and demand within the upstream oil and gas market, but was negatively impacted by a lag in the recovery of Precision Measurement Systems for midstream applications.

Tubular and Energy Services segment profit increases by $113,650, or 101.6%, compared to the prior year period. The period was favorably impacted by a reduction in amortization expense of $2,401 from the 2016 definite-lived intangible asset impairment. The prior period was also negatively affected by impairment charges of $103,159 for the nine months ended September 30, 2016. Segment profit was also favorably impacted by a non-GAAP gross profit increase of $6,910, or 77.4%.

The Tubular and Energy Services segment had an increase in new orders of 47.6% compared to the prior year period. Orders for Protective Coatings and Test and Inspection Services businesses increased by 151.2% and 107.5%, respectively. The upstream oil and gas market continued its recovery. We are also encouraged by positive trends in midstream order activity as we ended the nine-month period.

On July 31, 2017, the lease at our Birmingham, Alabama facility expired. During the third quarter ended September 30, 2017, the Company negotiated a lease renewal for this facility. The renewal is for a term of five years and is scheduled to expire July 31, 2022.

Other
Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	Backlog
	September 30, 2017	December 31, 2016	September 30, 2016
Rail Products and Services	$85,764	$62,743	$53,392
Construction Products	74,910	71,954	75,762
Tubular and Energy Services	28,931	12,759	14,650
Total Backlog	$189,605	$147,456	$143,804

While a considerable portion of our business is backlog-driven, certain product lines within the Rail Products and Services and Tubular and Energy Services segments are not driven by backlog and therefore have insignificant levels throughout the year.

Warranty
As of September 30, 2017, the Company maintained a total product warranty reserve of $9,614 for its estimate of all potential product warranty claims. Of this total, $7,607 reflects the current estimate of the Company’s exposure for potential concrete tie warranty claims. While the Company believes this is a reasonable estimate of its potential exposure related to identified concrete tie warranty matters, the Company may incur future charges associated with new customer claims or further development of information of existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on the Company’s results of operations and financial condition. See Note 13 Commitments and Contingent Liabilities of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources
Total debt was $138,285 and $159,565 as of September 30, 2017 and December 31, 2016, respectively, and was primarily comprised of borrowings on our revolving credit facility and term loan.

Our need for liquidity relates primarily to working capital requirements for operations, capital expenditures, joint venture capital obligations, debt service obligations, and share repurchases as authorized by the Board of Directors and as permitted under the Second Amended and Restated Credit Agreement dated March 13, 2015.

The change in cash and cash equivalents for the periods ended September 30 are as follows:

	September 30,
	2017	2016
Net cash provided by operating activities	$27,516	$11,876
Net cash used by investing activities	(3,947)	(6,219)
Net cash used by financing activities	(21,384)	(35,470)
Effect of exchange rate changes on cash and cash equivalents	2,460	152
Net increase (decrease) in cash and cash equivalents	$4,645	$(29,661)

Cash Flow from Operating Activities
During the current 2017 nine-month period, cash flows provided by operating activities were $27,516 compared to $11,876 during the prior year period. For the nine months ended September 30, 2017, income and adjustments to income from operating activities provided $18,985 compared to $15,976 in the 2016 period. Working capital and other assets and liabilities provided $8,531 in the current period compared to a use of $4,100 in the prior year period. During the nine months ended September 30, 2017, the Company received $9,946 and $1,827 from our 2016 and 2015 federal income tax refunds, respectively.

The Company’s calculation for days sales outstanding at September 30, 2017 was 50 days compared to 53 days at December 31, 2017, and we believe our receivables portfolio is strong.

Cash Flow from Investing Activities
Capital expenditures for the nine months ended September 30, 2017 and 2016 were $5,335 and $6,507, respectively. The current year expenditures relate to trackside rail lubricator units installed as part of a new multi-year service contract and general plant and operational improvements. Expenditures for the nine months ended September 30, 2016 related to the Birmingham, AL inside diameter coating line upgrade and application development of the Company’s new enterprise resource planning system. During nine months ended September 30, 2017, the Company received $1,388 in proceeds from the sale of certain property, plant, and equipment as compared to $923 in the prior year period. The Company also loaned $635 to our joint venture, L B Pipe & Coupling Products, LLC (“L B Pipe JV”), as of September 30, 2016.

Cash Flow from Financing Activities
During the nine months ended September 30, 2017, the Company had a decrease in outstanding debt of $21,281, primarily related to payments against the revolving credit facility as well as the application of the $9,946 federal income tax refund and quarterly principle payments against the term loan. During the nine months ended September 30, 2016, the Company had a decrease in outstanding debt of $33,125, primarily related to payments against the revolving credit facility. Treasury stock acquisitions represent income tax withholdings from employees in connection with the vesting of restricted stock awards. Cash outflows related to dividends were $1,244 for the nine-month periods ended September 30, 2016.

Financial Condition
As of September 30, 2017, we had $35,008 in cash and cash equivalents and a domestic credit facility with $46,081 of net availability while we had $138,285 in total debt. We believe this liquidity will provide the flexibility to operate the business in a prudent manner, and enable us to continue to service our revolving credit facility and term loan.

Our cash management priority continues to be short-term maturities and the preservation of our principal balances. Approximately $33,976 of our cash and cash equivalents was held in non-domestic bank accounts, and, under current law, the foreign cash would be subject to U.S. federal income taxes less applicable foreign tax credits upon repatriation.

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

The Second Amendment reduced the permitted revolving credit borrowings to $195,000 and provided for additional term loan borrowings of $30,000 (the “Term Loan”). The Term Loan is subject to quarterly straight line amortization until fully paid off upon the final payment on January 1, 2020. Furthermore, certain matters, including excess cash flow, asset sales, and equity issuances, trigger mandatory prepayments to the Term Loan. Term Loan borrowings are not available to draw upon once they have been repaid. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Second Amendment or Amended and Restated Credit Agreement, as applicable.

The Second Amendment further provided for modifications to the financial covenants as defined in the Amended and Restated Credit Agreement. The Second Amendment calls for the elimination of the Maximum Leverage Ratio covenant through the quarter ending June 30, 2018. After that period, the Maximum Gross Leverage Ratio covenant will be reinstated to require a maximum ratio of 4.25 Consolidated Indebtedness to 1.00 Gross Leverage for the quarter ending September 30, 2018, and 3.75 to 1.00 for all periods thereafter until the maturity date of the credit facility. The Second Amendment also includes a Minimum Last Twelve Months EBITDA (as defined by the Amendment) covenant (“Minimum EBITDA”). For the quarter ended December 31, 2016 through the quarter ended June 30, 2017, the Minimum EBITDA must be at least $18,500. For each quarter thereafter, through the quarter ending June 30, 2018, the Minimum EBITDA requirement will increase by various increments. The incremental Minimum EBITDA requirement for the period ending September 30, 2017 must be at least $23,000. During the third quarter ended September 30, 2017, the rolling 12-month EBITDA calculation, as defined by the Amended and Restated Credit Agreement, was $32,063. At June 30, 2018, the Minimum EBITDA requirement will be $31,000. After the quarter ending June 30, 2018, the Minimum EBITDA covenant will be eliminated through the maturity of the Amended and Restated Credit Agreement. The Second Amendment also includes a Minimum Fixed Charge Coverage Ratio covenant. The covenant represents the ratio of the Company’s fixed charges to the last twelve months of EBITDA, and is required to be a minimum of 1.00 to 1.00 through the quarter ending December 31, 2017 and 1.25 to 1.00 for each quarter thereafter through the maturity of the credit facility. The final financial covenant included in the Second Amendment is a Minimum Liquidity covenant which calls for a minimum of $25,000 in undrawn availability on the revolving credit loan at all times through the quarter ending June 30, 2018.

The Second Amendment includes several changes to certain non-financial covenants, as defined in the Amended and Restated Credit Agreement. Through the maturity date of the loan, the Company is now prohibited from making any future acquisitions. The limitation on permitted annual distributions of dividends or redemptions of the Company’s stock was decreased from $4,000 to $1,700. The aggregate limitation on loans to and investments in non-loan parties was decreased from $10,000 to $5,000. Furthermore, the limitation on asset sales has been decreased from $25,000 annually with a carryover of up to $15,000 from the prior year to $25,000 in the aggregate through the maturity date of the credit facility.

The Second Amendment provided for the elimination of the three lowest tiers of the pricing grid that had previously been defined in the First Amendment. Upon execution of the Second Amendment through the quarter ending March 31, 2018, the Company will be locked into the highest tier of the pricing grid, which provides for pricing of the prime rate plus 225 basis points on base rate loans and the applicable LIBOR rate plus 325 basis points on euro rate loans. For each quarter after March 31, 2018 and through the maturity date of the credit facility, the Company’s position on the pricing grid will be governed by a Minimum Net Leverage ratio, which is the ratio of Consolidated Indebtedness less cash on hand in excess of $15,000 to EBITDA. If, after March 31, 2018, the Minimum Net Leverage ratio positions the Company on the lowest tier of the pricing grid, pricing will be the prime rate plus 150 basis points on base rate loans or the applicable LIBOR rate plus 250 basis points on euro rate loans.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017 at which point they effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. At September 30, 2017, the swap liability was $323 compared to $334 as of December 31, 2016.

Cost in Excess of Net Assets Acquired
At September 30, 2017, L.B. Foster had $19,699 of goodwill on its consolidated balance sheet. Of the total, $14,552 related to the Rail Products and Services segment and $5,147 related to the Construction Products segment. Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. The Company recorded a $32,725 partial goodwill impairment related to the Rail Products and Services segment during the year ended December 31, 2016. Based on considerations of current year financial results, including consideration of macroeconomic conditions, such as performance of the Company’s stock price, we do not believe that it is more-likely-than-not that the fair values of these reporting units have decreased below their carrying values at September 30, 2017. Consequently, management concluded that none of the Company’s reporting units experienced any triggering event that would have required a step one interim goodwill impairment analysis at September 30, 2017. However, the previously recorded partial impairment included assumptions for certain market recoveries throughout the years ending December 31, 2017 and 2018, if these recoveries do not fully develop, the Rail Products and Services segment may require an incremental goodwill impairment.

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

For the nine months ended September 30, 2017, a 1% change in the interest rate for variable rate debt as of September 30, 2017 would increase or decrease interest expense by approximately $1,069.

The Company does not purchase or hold any derivative financial instruments for trading purposes. It does enter into interest rate hedges to reduce the risk in the variability of interest rate fluctuations. At contract inception, the Company designates its derivative instruments as hedges. The Company recognizes all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive income and reclassified into earnings within other income as the underlying hedged items affect earnings. To the extent that a change in a derivative does not perfectly offset the change in the value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.

As of September 30, 2017 and December 31, 2016, the Company recorded a current liability of $323 and $334, respectively, related to its LIBOR-based interest rate swap agreements.

Foreign Currency Exchange Rate Risk
The Company is subject to exposures to changes in foreign currency exchange rates. The Company may manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the nine-month periods ended September 30, 2017 and 2016.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is currently evaluating the impact that Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)" will have on our internal control over financial reporting at the January 1, 2018 adoption date.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended September 30, 2017 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2017 - July 31, 2017	—	$—	—	$29,933
August 1, 2017 - August 31, 2017	324	18.40	—	29,933
September 1, 2017 - September 30, 2017	—	—	—	29,933
Total	324	$18.40	—	$29,933

(1)	Shares withheld by the Company to pay taxes upon vesting of restricted stock. These shares do not impact the remaining authorization to repurchase shares under approved plans or programs.

(2)
On December 9, 2015, the Board of Directors authorized the repurchase of up to $30,000 of the Company’s common shares until December 31, 2017. This authorization became effective January 1, 2016. The $30,000 repurchase authorization is restricted under the terms of the Second Amendment to the Second Amended and Restated Credit Agreement dated March 13, 2015. Dividends, distributions, and redemptions under the Second Amendment are capped at a maximum annual amount of $1,700 throughout the life of the repurchase authorization. For the three-month period ended September 30, 2017, there were no share repurchases as part of the authorized program.

Item 4. Mine Safety Disclosures
This item is not applicable to the Company.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

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

10.2	Deferred Compensation Plan for Non-Employee Directors under the 2006 Omnibus Incentive Plan.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	November 8, 2017	By: /s/ James P. Maloney
James P. Maloney
Senior Vice President,
Chief Financial Officer, and Treasurer
(Duly Authorized Officer of Registrant)