Form 10-K/A
period 2017-12-31
FOSTER L B CO
filed 2018-04-04
CIK 352825

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
Documents Incorporated by Reference:
Portions of the Proxy Statement prepared for the 2017 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018 (the “Form 10-K”), by L.B. Foster Company (the “Company”). The purpose of this Amendment is solely to revise the cover of Form 10-K and correct quantitative and related explanatory disclosure regarding the Company's securities authorized for issuance under the Company's equity compensation plan provided in Part II, Item 5 of Form 10-K.

The box for delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) was checked on Form 10-K. The correct disclosure is unchecked.

In the securities authorized for issuance under the equity compensation plan table provided in Part II, Item 5, the number in column (a), which reports the number of securities to be issued upon the exercise of outstanding options, warrants, and rights, erroneously did not include (i) the partial forfeiture of 2016-2018 performance share unit awards by three retirees for whom only 21,015 performance share units were outstanding at December 31, 2017, assuming a payout at maximum performance, and (ii) 26,860 deferred stock units that were unvested and outstanding as of December 31, 2017. The correct amount in column (a) is “476,933” and footnote (1) has been updated to reflect this correction. Footnote (2) has also been updated to reflect the deferred stock units. The number in column (c), which reports the number of securities available for future issuance under equity compensation plans, excluding securities reflected in column (a), erroneously included 133,965 shares that should not have been classified as available for future issuance. The correct amount in column (c) is “55,352” and footnote (3) has been updated to reflect this change and explain the shares excluded from column (c).

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have included the complete text of Part II, Item 5 of Form 10-K in this Amendment. However, there have been no changes to the text of such Part II, Item 5 other than the change stated in the immediately preceding paragraph. The required exhibits for this Form 10-K/A have also been included in Part IV, Item 15 and the exhibits that were filed with Form 10-K have been incorporated by reference from Form 10-K.

Except as expressly described above, this Amendment speaks as of the filing date of Form 10-K and does not purport to, amend, update, modify, or restate the information in any other Item of Form 10-K or reflect any events that have occurred after the filing of Form 10-K.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted-average exercise price of outstanding options, warrants, and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants, or rights) (c)
Equity compensation plans approved by shareholders	476,933	(1)	$—	(2)	55,352	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	476,933	(1)	$—	(2)	55,352	(3)

(1)
The number is comprised of (i) 450,073 performance share units (“PSUs”) and (ii) 26,860 deferred stock units (“DSUs”) all granted under the 2006 Omnibus Incentive Plan, which PSUs and DSUs were unvested and unearned as of December 31, 2017. The 450,073 PSUs included in this table reflect an assumed payout at maximum performance achievement for the 2016-2018 and 2017-2019 PSU awards, but excludes the 2015-2017 PSU awards for which performance metrics were not met as of December 31, 2017 and resulted in no payout. Based on the anticipated achievement of performance goals as of December 31, 2017, 0 shares are expected to be issued from the 2016-2018 award and only 180,944 shares are expected to be issued from the 2017-2019 award. The Company has not achieved target performance with respect to performance share units for the past 10 years, and the number in column (a) reflecting maximum performance overstates the expected payout of the performance share unit awards.

(2)	At December 31, 2017, there were no outstanding awards with an exercise price. Weighted-average exercise price does not take into account PSUs or DSUs because they have no exercise price.

(3)
Does not include the (i) 450,073 PSUs included in column (a), (ii) 26,860 deferred stock units included in column (a), and (iii) 186,806 shares of restricted stock that were unvested as of December 31, 2017. As stated in footnote (1) above, the expected PSU payout in column (a) is less than maximum, and as of December 31, 2017, based on the anticipated achievement of performance goals, 0 and 180,944 shares are expected to be issued at the end of the 2016-2018 and 2017-2019 performance periods, respectively. The Company has not achieved target performance with respect to performance share units for the past 10 years. When adjusted for the anticipated return of 211,465 and 57,664 unearned PSUs from the 2016-2018 and 2017-2019 awards, respectively, to the shares available for grant, the number of shares remaining available for issuance is 324,481.

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
(a)(1).    Financial Statements
Incorporated by reference to Item 8 of Part II of Form 10-K.

(a)(2).     Financial Statement Schedule
Schedules for the Years Ended December 31, 2017, 2016, and 2015:
II – Valuation and Qualifying Accounts.
The remaining schedules are omitted because of the absence of conditions upon which they are required.

(a)(3).     Exhibits
The Index to Exhibits immediately following this page is filed as part of this Amendment.

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

21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits are filed herewith.
**	Exhibit represents a management contract or compensatory plan, contract or arrangement required to be filed as Exhibits to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	April 4, 2018	By:	/s/ Robert P. Bauer
(Robert P. Bauer,
President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Robert P. Bauer	President, Chief Executive Officer,	April 4, 2018
	(Robert P. Bauer)	and Director

By:	/s/ James P. Maloney	Senior Vice President,	April 4, 2018
	(James P. Maloney)	Chief Financial Officer, and Treasurer