Form 10-Q
period 2018-03-31
FOSTER L B CO
filed 2018-05-02
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2018
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2018
Common Stock, Par Value $0.01	10,365,345 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,984	$37,678
Accounts receivable - net	76,828	76,582
Inventories - net	101,052	97,543
Prepaid income tax	246	188
Other current assets	12,418	9,120
Total current assets	201,528	221,111
Property, plant, and equipment - net	93,892	96,096
Other assets:
Goodwill	20,129	19,785
Other intangibles - net	56,001	57,440
Investments	159	162
Other assets	1,711	1,962
Total assets	$373,420	$396,556
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,595	$52,404
Deferred revenue	10,221	10,136
Accrued payroll and employee benefits	6,282	11,888
Accrued warranty	8,706	8,682
Current maturities of long-term debt	652	656
Other accrued liabilities	10,197	9,764
Total current liabilities	99,653	93,530
Long-term debt	101,752	129,310
Deferred tax liabilities	8,554	9,744
Other long-term liabilities	17,661	17,493
Stockholders' equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at March 31, 2018 and December 31, 2017, 11,115,779; shares outstanding at March 31, 2018 and December 31, 2017, 10,365,345 and 10,340,576, respectively	111	111
Paid-in capital	45,307	45,017
Retained earnings	135,453	137,780
Treasury stock - at cost, common stock, shares at March 31, 2018 and December 31, 2017, 750,434 and 775,203, respectively	(18,180)	(18,662)
Accumulated other comprehensive loss	(16,891)	(17,767)
Total stockholders' equity	145,800	146,479
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$373,420	$396,556

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Sales of goods	$91,811	$97,629
Sales of services	30,643	21,073
Total net sales	122,454	118,702
Cost of goods sold	75,300	79,401
Cost of services sold	25,126	18,049
Total cost of sales	100,426	97,450
Gross profit	22,028	21,252
Selling and administrative expenses	20,458	19,227
Amortization expense	1,785	1,759
Interest expense	1,958	2,108
Interest income	(71)	(56)
Equity in loss of nonconsolidated investments	3	200
Other (income) expense	(608)	5
	23,525	23,243
Loss before income taxes	(1,497)	(1,991)
Income tax expense	525	431
Net loss	$(2,022)	$(2,422)
Basic loss per common share	$(0.20)	$(0.23)
Diluted loss per common share	$(0.20)	$(0.23)
Dividends paid per common share	$—	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net loss	$(2,022)	$(2,422)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	24	888
Unrealized gain on cash flow hedges, net of tax expense of $0 and $0	738	1
Reclassification of pension liability adjustments to earnings, net of tax expense of $0 and $0*	114	109
Other comprehensive income	876	998
Comprehensive loss	$(1,146)	$(1,424)

*	Reclassifications out of accumulated other comprehensive loss for pension obligations are charged to selling and administrative expense.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,022)	$(2,422)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Deferred income taxes	(1,258)	(85)
Depreciation	2,944	3,282
Amortization	1,785	1,759
Equity in loss of nonconsolidated investments	3	200
Loss on sales and disposals of property, plant, and equipment	3	109
Stock-based compensation	1,082	167
Change in operating assets and liabilities
Accounts receivable	10	(9,901)
Inventories	(2,882)	940
Other current assets	(2,775)	(1,669)
Prepaid income tax	(277)	2,750
Other noncurrent assets	230	236
Accounts payable	10,759	18,472
Deferred revenue	82	(751)
Accrued payroll and employee benefits	(5,615)	(1,505)
Other current liabilities	576	(805)
Other liabilities	(54)	(29)
Net cash provided by operating activities	2,591	10,748
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	9	138
Capital expenditures on property, plant, and equipment	(723)	(3,453)
Net cash used by investing activities	(714)	(3,315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(60,639)	(28,431)
Proceeds from debt	33,076	24,131
Treasury stock acquisitions	(310)	(97)
Net cash used by financing activities	(27,873)	(4,397)
Effect of exchange rate changes on cash and cash equivalents	(698)	369
Net (decrease) increase in cash and cash equivalents	(26,694)	3,405
Cash and cash equivalents at beginning of period	37,678	30,363
Cash and cash equivalents at end of period	$10,984	$33,768
Supplemental disclosure of cash flow information:
Interest paid	$964	$1,840
Income taxes paid (received)	$994	$(2,105)
Capital expenditures funded through financing agreements	$—	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
1. FINANCIAL STATEMENTS
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The year-end Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Assets Held for Sale
The Company classifies assets as held for sale when management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year.  The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell.  See Note 8. Investments of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new accounting requirements include the accounting for, presentation of, and classification of leases. The guidance will result in most leases being capitalized as a right-of-use asset with a related liability on our balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is in the process of analyzing the impact of ASU 2016-02 on our financial position. The Company has a significant number of operating leases, and, as a result, expects this guidance to have a material impact on its Condensed Consolidated Balance Sheet. The change will not affect the covenants of the Second Amendment to the Amended and Restated Credit Agreement dated March 13, 2015. The Company has began gathering the necessary data elements for the lease population and is in the initial phase of reviewing potential software service providers. The Company does not anticipate early adoption as it relates to ASU 2016-02.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715)” (“ASU 2017-07”), which will improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires that the entity report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and report the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement separately from the service cost component and outside a subtotal of income from operations. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The new standard will be effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company is evaluating its implementation approach and assessing the impact of ASU 2017-07 on the presentation of operations.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income” (“ASU 2018-02”), that will permit companies the option to reclassify stranded tax effects caused by the newly-enacted US Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. Adoption of the ASU will be optional and companies will need to disclose if it elects not to adopt the ASU. The ASU will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption will be permitted, including adoption in any interim period, for financial statements that have not yet been issued or made available for issuance. Entities will have the option to apply the amendments retrospectively or to record the reclassification as of the beginning of the period of adoption. The Company is evaluating the impact of ASU 2018-02 on its financial position and whether or not it will choose to adopt the ASU.

Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition” (“ASC 605”). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the provisions of ASU 2014-09 on January 1, 2018, using the modified retrospective approach. Revenue from the Company's product and service sales continue to be recognized when products are shipped or services are rendered. Revenue from the Company's product and service sales provided under long-term agreements is recognized as the Company transfers control of the product or service to its customers, which approximates the previously used percentage-of-completion method of accounting. The adoption of ASU 2014-09 had no material effect on the Company's financial position, results of operations, cash flows, or backlog, and no adjustment to January 1, 2018 opening retained earnings was needed; the Company has presented the disclosures required by this new standard in Note 3. Revenue of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory (Topic 740),” (“ASU 2016-16”) which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU was effective on January 1, 2018 and has been adopted by the Company on that date, using the modified retrospective approach. Under this approach, the Company recorded a reduction to its January 1, 2018 opening retained earnings of $305 as a result of prior intra-entity transactions.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Act enacted on December 22, 2017. The Company recognized the estimated income tax effects of the Act in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”). Refer to Note 15. Income Taxes of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information regarding the provisional amounts recorded by the Company as of December 31, 2017.

Reclassifications and Disclosures
Certain amounts in previously issued financial statements have been reclassified to conform to the current period presentation. These reclassifications represent the change in allocated corporate expenses as disclosed in Note 2. Business Segments and the adoption of ASC 606 disclosed in Note 3. Revenue, Note 5. Accounts Receivable, and Note 6. Inventories of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
2. BUSINESS SEGMENTS
The Company is a leading manufacturer and distributor of products and services for transportation and energy infrastructure with locations in North America and Europe. The Company is organized and evaluated by product group, which is the basis for identifying reportable segments. Each segment represents a revenue-producing component of the Company for which separate financial information is produced internally that is subject to evaluation by the Company’s chief operating decision maker ("CODM") in deciding how to allocate resources. Each segment is evaluated based upon its segment profit (loss) contribution to the Company’s consolidated results.

The following table illustrates revenues and profits (losses) from operations of the Company by segment for the periods indicated:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Net Sales	Segment Profit	Net Sales	Segment Profit (Loss)
Rail Products and Services	$62,170	$2,048	$56,480	$823
Construction Products	28,900	18	37,322	1,666
Tubular and Energy Services	31,384	1,885	24,900	(680)
Total	$122,454	$3,951	$118,702	$1,809

Segment profit (loss) from operations, as shown above, includes allocated corporate operating expenses. The allocation of corporate operating expenses differs from the calculation of segment profit (loss) from operations for prior periods, which reflected a cost of capital for the assets used in each segment at a rate of generally 1% per month. Since December 31, 2017, operating expenses related to corporate headquarter functions that directly support the segment activity are allocated based on segment headcount, revenue contribution, or activity of the business units within the segments, based on the corporate activity type provided to the segment. The expense allocation excludes certain corporate costs that are separately managed from the segments. The prior year period has been updated to reflect the change in segment measurement by allocating corporate operating expenses.

Management believes the current allocation of corporate operating expenses provides a more accurate presentation of how the segments utilize corporate support activities as compared to the cost of capital method previously used. This provides the CODM more meaningful segment profitability reporting to support operating decisions and allocate resources.

The following table provides a reconciliation of reportable segment net profit from operations to the Company’s consolidated total:

	Three Months Ended March 31,
	2018	2017
Profit for reportable segments	$3,951	$1,809
Interest expense	(1,958)	(2,108)
Interest income	71	56
Other income (expense)	608	(5)
LIFO (expense) income	(164)	11
Equity in loss of nonconsolidated investments	(3)	(200)
Unallocated corporate expense and other unallocated charges	(4,002)	(1,554)
Loss before income taxes	$(1,497)	$(1,991)

There has been no change in the measurement of segment assets since December 31, 2017. The following table illustrates assets of the Company by segment:

	March 31, 2018	December 31, 2017
Rail Products and Services	$171,081	$192,038
Construction Products	81,325	83,154
Tubular and Energy Services	97,755	100,706
Unallocated corporate assets	23,259	20,658
Total	$373,420	$396,556
3. REVENUE
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, and all the related amendments using the modified retrospective approach, which did not result in any changes to the previously reported financial information. The updates related to ASU 2014-09 were applied only to contracts that were not complete as of January 1, 2018.

The Company’s revenues are comprised of product and service sales as well as products and services provided under long-term agreements with its customers. All revenue is recognized when the Company satisfies its performance obligations under the contract, either implicit or explicit, by transferring the promised product or service to its customer either when or as its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the Company’s best estimate of standalone selling price for each distinct product or service in the contract, which is generally based on an observable price.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. Revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales, value added, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are included in cost of goods sold.

The Company’s performance obligations under long-term agreements with its customers are generally satisfied as over time. Revenue from products or services transferred to customers over time accounted for 25.5% and 23.2% of revenue for the three months ended March 31, 2018 and 2017, respectively. Revenue under these long-term agreements are generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Revenue recognized over time using an input measure was $24,561 and $21,610 for the three months ended March 31, 2018 and 2017, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $6,661 and $5,963 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, the Company had contract assets of $24,862 and $25,320, respectively, that were recorded in inventory within the Condensed Consolidated Balance Sheets. At March 31, 2018 and December 31, 2017, the Company had contract liabilities of $564 and $1,420, respectively, that were recorded in deferred revenue within the Condensed Consolidated Balance Sheets.

Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, cost and availability of materials, and timing of funding by customers. The nature of these long-term agreements may give rise to several types of variable consideration, such as claims, awards, and incentive fees. Historically, these amounts of variable consideration have not been considered significant. Contract estimates may include additional revenue for submitted contract modifications if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at that time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. Changes in judgments on these above estimates could impact the timing and amount of revenue recognized and, accordingly, the timing and amount of associated income. In the event a contract loss becomes known, the entire amount of the estimated loss is recognized in the Condensed Consolidated Statements of Operations.

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 74.5% and 76.8% of revenue for the three months ended March 31, 2018 and 2017, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company's net sales by major product category:

	Three Months Ended March 31,
	2018	2017
Rail Products	$36,034	$34,365
Rail Technologies	26,136	22,115
Rail Products and Services	62,170	56,480
Piling and Fabricated Bridge	18,861	29,223
Precast Concrete Products	10,039	8,099
Construction Products	28,900	37,322
Test, Inspection, and Threading	14,213	10,882
Protective Coatings and Measurement Solutions	17,171	14,018
Tubular and Energy Services	31,384	24,900
Total net sales	$122,454	$118,702

Net sales by the timing of the transfer of goods and services is as follows:

Three Months Ended March 31, 2018	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$45,871	$18,926	$26,435	$91,232
Over time	16,299	9,974	4,949	31,222
Total net sales	$62,170	$28,900	$31,384	$122,454

Three Months Ended March 31, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$45,566	$24,624	$20,939	$91,129
Over time	10,914	12,698	3,961	27,573
Total net sales	$56,480	$37,322	$24,900	$118,702

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets, included in inventory), and billings in excess of costs (contract liabilities, included in deferred revenue) on the Condensed Consolidated Balance Sheets.

Significant changes in contract assets during the three months ended March 31, 2018 include transfers to receivables from contract assets recognized at the beginning of the period of $8,366. Significant changes in contract liabilities during the three months ended March 31, 2018 include $401 of revenue recognized that was included in the contract liability at the beginning of the period, and increases of $346 due to billings in excess of costs, excluding amounts recognized as revenue during the period.

On March 31, 2018, the Company has approximately $220,301 of remaining performance obligations, which is also referred to as backlog. Approximately 2.7% of the March 31, 2018 backlog is related to projects that are anticipated to extend beyond March 31, 2019.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance at December 31, 2017	$14,638	$5,147	$—	$19,785
Foreign currency translation impact	344	—	—	344
Balance at March 31, 2018	$14,982	$5,147	$—	$20,129

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. No goodwill impairment test was required in connection with these evaluations for the three months ended March 31, 2018. The Company continues to monitor the recoverability of the long-lived assets associated with certain reporting units of the Company and the long-term financial projections of the businesses. Sustained declines in the markets we serve may result in future long-lived asset impairment.

The following table represents the gross other intangible assets balance by reportable segment:

	March 31, 2018	December 31, 2017
Rail Products and Services	$58,156	$57,654
Construction Products	1,348	1,348
Tubular and Energy Services	29,179	29,179
	$88,683	$88,181

The components of the Company’s intangible assets are as follows:

	March 31, 2018
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,262	$(3,339)	$923
Patents	10	379	(164)	215
Customer relationships	17	38,040	(9,893)	28,147
Trademarks and trade names	14	10,114	(4,310)	5,804
Technology	14	35,888	(14,976)	20,912
		$88,683	$(32,682)	$56,001

	December 31, 2017
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,238	$(3,100)	$1,138
Patents	10	389	(164)	225
Customer relationships	17	37,679	(9,171)	28,508
Trademarks and trade names	14	10,085	(4,091)	5,994
Technology	14	35,790	(14,215)	21,575
		$88,181	$(30,741)	$57,440

Intangible assets are amortized over their useful lives, which range from 4 to 25 years, with a total weighted average amortization period of approximately 15 years at March 31, 2018. Amortization expense for the three months ended March 31, 2018 and 2017 was $1,785 and $1,759, respectively.

Estimated amortization expense for the remainder of 2018 and thereafter is as follows:

Amortization Expense
2018	$5,290
2019	6,367
2020	6,039
2021	6,018
2022	5,959
2023 and thereafter	26,328
$56,001
5. ACCOUNTS RECEIVABLE
Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable at March 31, 2018 and December 31, 2017 have been reduced by an allowance for doubtful accounts of $2,026 and $2,151, respectively. Reserves for uncollectable accounts are recorded as part of selling and administrative expenses in the Condensed Consolidated Statements of Operations, and were income of $246 and expense of $475 for the three months ended March 31, 2018 and 2017, respectively.

6. INVENTORIES
Inventories at March 31, 2018 and December 31, 2017 are summarized in the following table:

	March 31, 2018	December 31, 2017
Finished goods	$54,983	$55,846
Contract assets	24,862	25,320
Work-in-process	7,721	4,059
Raw materials	18,837	17,505
Total inventories at current costs	106,403	102,730
Less: LIFO reserve	(5,351)	(5,187)
	$101,052	$97,543

Inventory is generally valued at the lower of last-in, first-out (“LIFO”) cost or market. Other inventories of the Company are valued at average cost or net realizable value, whichever is lower. An actual valuation of inventory under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end levels and costs. Prior to the adoption of ASU 2014-09, contract assets were classified within work-in-process inventory.
7. PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment at March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
Land	$14,881	$14,869
Improvements to land and leaseholds	17,482	17,415
Buildings	34,951	34,929
Machinery and equipment, including equipment under capitalized leases	120,636	120,806
Construction in progress	1,430	1,057
	189,380	189,076
Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	95,488	92,980
	$93,892	$96,096

We review our property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no asset impairments of property, plant, and equipment during the three months ended March 31, 2018.

Depreciation expense for the three-month periods ended March 31, 2018 and 2017 was $2,944 and $3,282, respectively.
8. INVESTMENTS
The Company is a member of a joint venture, L B Pipe & Coupling Products, LLC (“L B Pipe JV”), in which it maintains a 45% ownership interest that is accounted for as held for sale. L B Pipe JV manufactures, markets, and sells various machined components and precision coupling products for the energy, water well, and construction markets and is scheduled to terminate on June 30, 2019.

During the quarter ended September 30, 2017, pursuant to the limited liability company agreement, the Company determined to sell its 45% ownership interest to the other 45% equity holder. The Company concluded that it had met the criteria under applicable guidance for a long-lived asset to be held for sale, and, accordingly, reclassified L B Pipe JV investment of $4,288 as a current asset held for sale within other current assets. The asset was subsequently remeasured to its fair market value of $3,875. The difference between the fair market value and the Company's carrying amount of $413 was recorded as an other-than-temporary impairment during 2017.

At March 31, 2018 and December 31, 2017, the Company had a nonconsolidated equity method investment of $159 and $162, respectively.

The Company recorded equity in the income of L B Pipe JV of $0 and loss of $198 for the three months ended March 31, 2018 and 2017, respectively.

During 2016, the Company and the other 45% member each executed a revolving line of credit with L B Pipe JV with an available limit of $1,350. The Company and the other 45% member each loaned $1,235 to L B Pipe JV in an effort to maintain compliance with L B Pipe JV’s debt covenants with an unaffiliated bank. The Company is to receive its outstanding loan balance, including accrued interest, at the 45% equity holder sale date.

The Company’s exposure to loss results from its capital contributions and loans, net of the Company’s share of L B Pipe JV’s income or loss, and its net investment in the direct financing lease covering the facility used by L B Pipe JV for its operations, which is described below.

The carrying amounts with the Company’s maximum exposure to loss at March 31, 2018 and December 31, 2017, respectively, are as follows:

	March 31, 2018	December 31, 2017
L B Pipe JV investment	$3,875	$3,875
Revolving line of credit	1,235	1,235
Net investment in direct financing lease	681	735
	$5,791	$5,845

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

The following is a schedule of the direct financing minimum lease payments for the remainder of 2018 and the year 2019:

Minimum Lease Payments
2018	$114
2019	567
$681
9. LONG-TERM DEBT
United States
Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
Revolving credit facility	$101,073	$128,470
Capital leases and financing agreements	1,331	1,496
Total	102,404	129,966
Less current maturities	652	656
Long-term portion	$101,752	$129,310

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

The Second Amendment further provided for modifications to the financial covenants as defined in the Amended and Restated Credit Agreement. The Second Amendment calls for the elimination of the Maximum Leverage Ratio covenant through the quarter ending June 30, 2018. After that period, the Maximum Gross Leverage Ratio covenant will be reinstated to require a maximum ratio of 4.25 Consolidated Indebtedness to 1.00 Gross Leverage for the quarter ending September 30, 2018, and 3.75 to 1.00 for all periods thereafter until the maturity date of the credit facility. The Second Amendment also includes a Minimum Last Twelve Months EBITDA covenant (“Minimum EBITDA”). For the quarter ended December 31, 2016 through the quarter ended June 30, 2017, the Minimum EBITDA had to be at least $18,500. For each quarter thereafter, through the quarter ending June 30, 2018, the Minimum EBITDA requirement will increase by various increments. The incremental Minimum EBITDA requirement for the period ended March 31, 2018 was at least $29,000. At June 30, 2018, the Minimum EBITDA requirement will be $31,000. After the quarter ending June 30, 2018, the Minimum EBITDA covenant will be eliminated through the maturity of the Amended and Restated Credit Agreement. The Second Amendment also includes a Minimum Fixed Charge Coverage Ratio covenant. The covenant represents the ratio of the Company’s fixed charges to the last twelve months of EBITDA, and is required to be a minimum of 1.00 to 1.00 through the quarter ended December 31, 2017 and 1.25 to 1.00 for each quarter thereafter through the maturity of the credit facility. The final financial covenant included in the Second Amendment is a Minimum Liquidity covenant which calls for a minimum of $25,000 in undrawn availability on the revolving credit loan at all times through the quarter ending June 30, 2018.

The Second Amendment includes several changes to certain non-financial covenants as defined in the Amended and Restated Credit Agreement. Through the maturity date of the loan, the Company is prohibited from making any future acquisitions. The limitation on permitted annual distributions of dividends or redemptions of the Company’s stock was decreased from $4,000 to $1,700. The aggregate limitation on loans to and investments in non-loan parties was decreased from $10,000 to $5,000. Furthermore, the limitation on asset sales has been decreased from $25,000 annually with a carryover of up to $15,000 from the prior year to $25,000 in the aggregate through the maturity date of the credit facility.

At March 31, 2018, L.B. Foster was in compliance with the Second Amendment’s covenants.

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

At March 31, 2018, L.B. Foster had outstanding letters of credit of approximately $425 and had net available borrowing capacity of $68,502. The maturity date of the facility is March 13, 2020.

United Kingdom
A subsidiary of the Company has a credit facility with NatWest Bank for its United Kingdom operations, which includes an overdraft availability of £1,500 pounds sterling (approximately $2,103 at March 31, 2018). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 2.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility at March 31, 2018. There was approximately $348 in outstanding guarantees (as defined in the underlying agreement) at March 31, 2018. This credit facility was renewed during the fourth quarter of 2017 with all underlying terms and conditions remaining unchanged as a result of the renewal. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review within the fourth quarter of 2018.

The United Kingdom credit facility contains certain financial covenants that require the subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants at March 31, 2018. The subsidiary had available borrowing capacity of $1,755 at March 31, 2018.

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

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. At March 31, 2018, the interest rate swaps were recorded within other current assets.

	Fair Value Measurements at Reporting Date and Using				Fair Value Measurements at Reporting Date and Using
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$17	$17	$—	$—	$17	$17	$—	$—
Interest rate swaps	955	—	955	—	222	—	222	—
Total assets	$972	$17	$955	$—	$239	$17	$222	$—

The interest rate swaps are accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest income or expense, in our Condensed Consolidated Statements of Operations. For the three months ended March 31, 2018 and 2017, interest expense from interest rate swaps was $35 and $90, respectively.

In accordance with the provisions of ASC 820, "Fair Value Measurement," the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis. The fair market value of L B Pipe JV is classified as assets held for sale utilizing a Level 2 fair value measurement. See Note 8. Investments of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

11. EARNINGS PER COMMON SHARE
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Numerator for basic and diluted loss per common share:
Net loss	$(2,022)	$(2,422)
Denominator:
Weighted average shares outstanding	10,351	10,319
Denominator for basic earnings per common share	10,351	10,319
Effect of dilutive securities:
Stock compensation plans	—	—
Dilutive potential common shares	—	—
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,351	10,319
Basic loss per common share	$(0.20)	$(0.23)
Diluted loss per common share	$(0.20)	$(0.23)
Dividends paid per common share	$—	$—

There were approximately 212 and 177 anti-dilutive shares during the three-month periods ended March 31, 2018, and 2017, respectively, excluded from the above calculation.
12. STOCK-BASED COMPENSATION
The Company applies the provisions of ASC 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense of $1,082 and $167 for the three-month periods ended March 31, 2018 and 2017, respectively, related to fully-vested stock awards, restricted stock awards, and performance unit awards. At March 31, 2018, unrecognized compensation expense for awards that the Company expects to vest approximated $5,713. The Company will recognize this expense over the upcoming 4 years through March 2022.

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

Since May 1, 2017, non-employee directors have been permitted to defer receipt of annual stock awards and equity elected to be received in lieu of quarterly cash compensation. If so elected, these deferred stock units will be issued as common stock six months after the separation from their service on the Board of Directors.

During the quarter ended March 31, 2018, the Compensation Committee approved the 2018 Performance Share Unit Program and the Executive Annual Incentive Compensation Plan (consisting of cash and equity components). The Compensation Committee also certified the actual performance achievement of participants in the 2015 Performance Share Unit Program. Actual performance resulted in no payout relative to the 2015 Performance Share Unit Program target performance metrics.

The following table summarizes the restricted stock award, deferred stock units, and performance unit award activity for the period ended March 31, 2018:

	Restricted Stock	Deferred Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	186,806	26,860	181,341	$16.53
Granted	47,905	2,230	62,714	27.02
Vested	(35,946)	—	—	28.27
Adjustment for incentive awards expected to vest	—	—	(2,406)	15.68
Cancelled and forfeited	(14,425)	—	(11,880)	15.60
Outstanding at March 31, 2018	184,340	29,090	229,769	$18.43
13. RETIREMENT PLANS
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

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three-month periods ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Interest cost	$155	$171
Expected return on plan assets	(213)	(178)
Recognized net actuarial loss	24	33
Net periodic pension (income) cost	$(34)	$26

The Company does not expect to contribute to its United States defined benefit plan in 2018.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three-month periods ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Interest cost	$53	$55
Expected return on plan assets	(72)	(65)
Amortization of prior service costs and transition amount	5	4
Recognized net actuarial loss	49	69
Net periodic pension cost	$35	$63

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of approximately $262 are anticipated to the United Kingdom Rail Technologies pension plan during 2018. For the three months ended March 31, 2018, the Company contributed approximately $65 to the plan.

Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Three Months Ended March 31,
	2018	2017
United States	$544	$451
Canada	33	59
United Kingdom	117	115
	$694	$625
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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance at December 31, 2017	$8,682
Additions to warranty liability	187
Warranty liability utilized	(163)
Balance at March 31, 2018	$8,706

Included within the above table are concrete tie warranty reserves of approximately $7,630 and $7,595 at March 31, 2018 and December 31, 2017, respectively.

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

2017
By Third Amended Scheduling Order dated September 26, 2017, a June 29, 2018 deadline for completion of discovery has been established with trial to proceed at some future date on or after October 1, 2018. Throughout 2017, the parties continued to conduct discovery, with various disputes that required and will likely require court resolution.

2018
By Fourth Amended Scheduling Order dated March 21, 2018, certain interim pretrial deadlines for the close of discovery and various submittals were changed but the October 1, 2018 trial date remained in place. During the first three months ended March 31, 2018, the Company continued to complete fact discovery and prepared and exchanged expert reports. The Company intends to continue to engage in discussions in an effort to resolve the UPRR matter. However, we cannot predict that such discussions will be successful, or that the results of the litigation with UPRR, or any settlement or judgment amounts, will reasonably approximate our estimated accruals for loss contingencies. Future potential costs pertaining to UPRR’s claims and the outcome of the UPRR litigation could result in a material adverse effect on our results of operations, financial condition, and cash flows.

As a result of the preliminary status of the litigation and the uncertainty of any potential judgment, an estimate of any additional loss, or a range of additional loss, associated with this litigation cannot be made based upon currently available information.

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings. On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. By letter dated March 16, 2018, the EPA informed the Company of the proposed schedule for consent decree negotiations to implement the Portland Harbor Superfund Site Record of Decision, with negotiations scheduled to commence by the end of 2019. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of an L.B. Foster predecessor on the site. Management does not believe that compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company.

At March 31, 2018 and December 31, 2017, the Company maintained environmental reserves approximating $6,134 and $6,144, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance at December 31, 2017	$6,144
Additions to environmental obligations	41
Environmental obligations utilized	(51)
Balance at March 31, 2018	$6,134

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at March 31, 2018.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at March 31, 2018, no such disclosures were considered necessary.
15. INCOME TAXES
For the three months ended March 31, 2018 and 2017, the Company recorded an income tax expense of $525 and $431, on pre-tax losses of $1,497 and $1,991, for an effective income tax rate of (35.1)% and (21.6)%, respectively. Due to the full valuation allowance on domestic deferred tax assets, the Company's tax provision for the three months ended March 31, 2018 does not reflect any tax benefit for domestic pre-tax losses, and is primarily comprised of taxes on our Canadian and United Kingdom operations. The Company continued to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year. Changes in pre-tax income projections and the mix of income across jurisdictions could also impact the effective income tax rate each quarter.

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. Due to the complexities involved in accounting for the enactment of the Tax Act, SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. The Company has not completed its accounting for the tax effects of the enactment of the Tax Act; however, as described below, the Company made reasonable estimates of the effects of the Tax Act on existing deferred tax balances and the one-time transition tax. In 2017, the Company recognized a $1,508 provisional tax benefit related to the remeasurement of certain deferred tax assets and liabilities, as well as a $3,298 provisional tax expense related to the one-time transition tax on mandatory deemed repatriation of foreign earnings, and related items.

During the three month period ended March 31, 2018, there were no changes made to the provisional amounts recognized in 2017. The Company will continue to analyze the effects of the Tax Act on its Consolidated Financial Statements. Additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period provided for in SAB No. 118, which extends up to one year from the enactment date. The final impact of the Tax Act may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in the Company’s interpretation of the Tax Act, legislative or administrative actions to clarify the intent of the statutory language provided that differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates utilized to calculate the impacts.

The Company also continues to evaluate the impact of the global intangible low-taxed income (“GILTI”) provisions of the Tax Act, which are complex and subject to continuing regulatory interpretation. The Company has not yet completed its assessment to make an accounting policy election to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred. Adjustments related to the amount of GILTI tax recorded in its consolidated financial statements may be required based on the outcome of this election.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations; the outcome of litigation and product warranty claims; decisions regarding our strategic growth initiatives, market position, and product development; all of which are based on current estimates that involve inherent risks and uncertainties. The Company has based these forward-looking statements on current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: environmental matters, including any costs associated with any remediation and monitoring; a resumption of the economic slowdown we experienced in previous years in the markets we serve; the risk of doing business in international markets; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses and realize anticipated benefits; costs of and impacts associated with shareholder activism; a decrease in freight or passenger rail traffic; the timeliness and availability of materials from our major suppliers as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers' concerns about conflict minerals; labor disputes; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact these amounts, including as a result of any interpretations, regulatory actions, and amendments to the Tax Cuts and Jobs Act (the “Tax Act”); foreign currency fluctuations; inflation; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s pending exit from the European Union; sustained declines in energy prices; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the ultimate number of concrete ties that will have to be replaced pursuant to the previously disclosed product warranty claim of the Union Pacific Railroad (“UPRR”) and an overall resolution of the related contract claims as well as the possible costs associated with the outcome of the lawsuit filed by the UPRR; the loss of future revenues from current customers; and risks inherent in litigation. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

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

Quarter-to-Date Results
The segment gross profit measures presented within Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) tables constitute non-GAAP financial measures disclosed by management to provide investors and other users information to evaluate the performance of the Company’s segments on a more comparable basis to market trends and peers. The exclusion of significant cost allocations to the reportable segments:

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

Three months ended March 31, 2018	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Reportable Segment Profit	$2,048	$18	$1,885	$3,951
Segment and Allocated Selling & Administrative	8,904	3,977	3,554	16,435
Amortization Expense	961	38	786	1,785
Non-GAAP Segment Gross Profit	$11,913	$4,033	$6,225	$22,171

Three months ended March 31, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Reportable Segment Profit (Loss)	$823	$1,666	$(680)	$1,809
Segment and Allocated Selling & Administrative	9,437	4,330	4,096	17,863
Amortization Expense	935	38	786	1,759
Non-GAAP Segment Gross Profit	$11,195	$6,034	$4,202	$21,431

			Percent of Total Net Sales
	Three Months Ended		Three Months Ended		Percent Increase/ (Decrease)
	March 31,		March 31,
	2018	2017	2018	2017	2018 vs. 2017
Net Sales:
Rail Products and Services	$62,170	$56,480	50.8%	47.6%	10.1%
Construction Products	28,900	37,322	23.6	31.4	(22.6)
Tubular and Energy Services	31,384	24,900	25.6	21.0	26.0
Total net sales	$122,454	$118,702	100.0%	100.0%	3.2%

			Non-GAAP / Reported Gross Profit Percentage		Percent Increase/ (Decrease)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017	2018 vs. 2017
Gross Profit:
Non-GAAP Rail Products and Services	$11,913	$11,195	19.2%	19.8%	6.4%
Non-GAAP Construction Products	4,033	6,034	14.0	16.2	(33.2)
Non-GAAP Tubular and Energy Services	6,225	4,202	19.8	16.9	48.1
Non-GAAP Segment gross profit	22,171	21,431
LIFO (expense) income	(164)	11	(0.1)	—	**
Other	21	(190)	—	(0.2)	111.1
Total gross profit	$22,028	$21,252	18.0%	17.9%	3.7%
					Percent Increase/ (Decrease)
			Percent of Total Net Sales
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017	2018 vs. 2017
Expenses:
Selling and administrative expenses	$20,458	$19,227	16.7%	16.2%	6.4%
Amortization expense	1,785	1,759	1.5	1.5	1.5
Interest expense	1,958	2,108	1.6	1.8	(7.1)
Interest income	(71)	(56)	(0.1)	—	26.8
Equity in loss of nonconsolidated investments	3	200	—	0.2	(98.5)
Other (income) expense	(608)	5	(0.5)	—	**
Total expenses	$23,525	$23,243	19.2%	19.6%	1.2%
Loss before income taxes	$(1,497)	$(1,991)	(1.2)%	(1.7)%	24.8%
Income tax expense	525	431	0.4	0.4	21.8
Net loss	$(2,022)	$(2,422)	(1.7)%	(2.1)%	16.5%

**	Results of calculation are not considered meaningful for presentation purposes.

First Quarter 2018 Compared to First Quarter 2017 – Company Analysis
Net sales of $122,454 for the period ended March 31, 2018 increased by $3,752, or 3.2%, compared to the prior year quarter. The change was attributable to increases of 26.0% and 10.1%, in Tubular and Energy Services and Rail Products and Services, respectively. This was partially offset by a 22.6% reduction in Construction Products.

Gross profit margin for the quarter ended March 31, 2018 was 18.0% or 10 basis points (“bps”) higher than the prior year quarter. The growth in gross profit margin was due to an increase in non-GAAP segment gross profit margin of 290 bps within Tubular and Energy Services. This was partially offset by reductions in non-GAAP segment gross profit margin of 220 bps and 60 bps within Construction Products and Rail Products and Services, respectively.

Selling and administrative expenses increased by $1,231 or 6.4% from the prior year. The increase was primarily driven by litigation costs related to the UPRR matter of $1,182.

Interest expense, net of interest income, decreased by $165, or 8.0%, as a result of the reduction in outstanding debt. Other income increased $613 which primarily relates to gains on foreign exchange as the United States Dollar has strengthened compared to the Canadian Dollar during the current period versus the prior year period.

The Company’s effective income tax rate for the three-month period ended March 31, 2018 was (35.1)%, compared to (21.6)% in the prior year quarter. For the three months ended March 31, 2018, the Company recorded a tax expense of $525, compared to $431 in the three months ended March 31, 2017. Due to the full valuation allowance on domestic deferred tax assets, the Company's tax provision for the three months ended March 31, 2018 does not reflect any tax benefit for domestic pre-tax losses, and is primarily comprised of taxes related to our Canadian and United Kingdom operations.

Net loss for the first quarter of 2018 was $2,022, or $0.20 per diluted share, compared to a net loss of $2,422, or $0.23 per diluted share, in the prior year quarter.

Results of Operations – Segment Analysis
Rail Products and Services

	Three Months Ended March 31,		Increase	Percent Increase
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net Sales	$62,170	$56,480	$5,690	10.1%
Segment Profit	$2,048	$823	$1,225	148.8%
Segment Profit Percentage	3.3%	1.5%	1.8%	120.0%

First Quarter 2018 Compared to First Quarter 2017
Rail Products and Services segment sales increased by $5,690, or 10.1%, compared to the prior year period. The sales increase was primarily driven by a $4,076 increase in our European business, which continued to capitalize on opportunities with transit agencies who are expanding to serve further geographic areas and increase passenger traffic. The growth was also attributable to our North American operations, which increased by $1,614, as Class 1 freight rail activity remained strong.

The Rail Products and Services segment profit increased by $1,225 to 3.3% of net sales. The increase was primarily attributable to a reduction in selling and administrative expenses of $533, or 5.6%, compared to the prior year. Non-GAAP gross profit increased by $718, or 6.4%, as a result of increased volume in both our North American and European markets.

During the current quarter, the Rail Products and Services segment had an increase in new orders of 10.2% compared to the prior year period. Additionally, backlog was $104,923 at March 31, 2018, an increase of 14.5%, compared to $91,655 at March 31, 2017. The Company is encouraged by continuing positive trends from increasing carloads in the North American freight rail market and strength in transit system projects expanding globally.

Construction Products

	Three Months Ended March 31,		Decrease	Percent Decrease
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net Sales	$28,900	$37,322	$(8,422)	(22.6)%
Segment Profit	$18	$1,666	$(1,648)	(98.9)%
Segment Profit Percentage	0.1%	4.5%	(4.4)%	(97.8)%

First Quarter 2018 Compared to First Quarter 2017
Construction Products segment sales decreased by $8,422, or 22.6%, compared to the prior year period. Piling first quarter 2018 sales declined year over year due to lower new orders during the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. Fabricated Bridge sales declined due to reduced activity on the Peace Bridge project compared to the prior year period. Partially offsetting the reductions was an increase in Precast Concrete Products, which continued to be favorably impacted by increasing building sales to federal and state agencies.

The Construction Products segment profit decreased by $1,648, or 98.9%. The decrease was primarily volume related within the Piling and Fabricated Bridge business unit, which was partially offset by decreased selling and administrative expenses of $353, or 8.2%. Non-GAAP gross profit decreased by $2,001, or 33.2%, which was a result of prior quarter order activity that reduced volume levels and produced a lower margin product mix.

During the quarter, the Construction Products segment had an increase in new orders of 3.0% compared to the prior year period. Ending backlog in the Construction segment increased by 8.3% to $85,713 from the prior year period. While sales and profit reductions were experienced during the quarter, the Company is encouraged by increased new orders and strong backlog.

Tubular and Energy Services

	Three Months Ended March 31,		Increase	Percent Increase
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net Sales	$31,384	$24,900	$6,484	26.0%
Segment Profit (Loss)	$1,885	$(680)	$2,565	377.2%
Segment Profit (Loss) Percentage	6.0%	(2.7)%	8.7%	322.2%

First Quarter 2018 Compared to First Quarter 2017
Tubular and Energy Services segment sales increased by $6,484, or 26.0%, compared to the prior year period. The increase was due to improvements from each of the business units within the segment, as compared to the prior year period. This was supported by strong orders within both the upstream and midstream businesses.

Tubular and Energy Services segment profit increased by $2,565, or 377.2%, compared to the prior year quarter. The quarter was favorably impacted by a $542, or 13.2%, reduction in selling and administrative expenses. Non-GAAP gross profit increased by $2,023, or 48.1%, which was supported by growth in all business units within the segment.

The Tubular and Energy Services segment had an increase in new orders of 9.6% compared to the prior year period, which resulted in an increase in backlog of 21.1%. Orders for Test, Inspection, and Threading increased by 15.5% and Protective Coatings and Measurement Systems increased by 5.4%. The upstream oil and gas market continues to show signs of recovery. We continue to be encouraged by increased order activity in the midstream market as well.

Other
Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	Backlog
	March 31, 2018	December 31, 2017	March 31, 2017
Rail Products and Services	$104,923	$68,850	$91,655
Construction Products	85,713	71,318	79,150
Tubular and Energy Services	29,665	26,737	24,497
Total Backlog	$220,301	$166,905	$195,302

While a considerable portion of our business is backlog-driven, certain product lines within the Rail Products and Services and Tubular and Energy Services segments are not driven by backlog and therefore have insignificant levels throughout the year.

Warranty
As of March 31, 2018, the Company maintained a total product warranty reserve of $8,706 for its estimate of all potential product warranty claims. Of this total, $7,630 reflects the current estimate of the Company’s exposure for potential concrete tie warranty claims. While the Company believes this is a reasonable estimate of its potential exposure related to identified concrete tie warranty matters, the Company may incur future charges associated with new customer claims or further development of information of existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on the Company’s results of operations and financial condition. See Note 14. Commitments and Contingent Liabilities of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources
Total debt was $102,404 and $129,966 as of March 31, 2018 and December 31, 2017, respectively, and was primarily comprised of borrowings under our revolving credit facility.

Our need for liquidity relates primarily to working capital requirements for operations, capital expenditures, joint venture capital obligations, and debt service obligations.

The change in cash and cash equivalents for the periods ended March 31 are as follows:

	March 31,
	2018	2017
Net cash provided by operating activities	$2,591	$10,748
Net cash used by investing activities	(714)	(3,315)
Net cash used by financing activities	(27,873)	(4,397)
Effect of exchange rate changes on cash and cash equivalents	(698)	369
Net (decrease) increase in cash and cash equivalents	$(26,694)	$3,405

Cash Flow from Operating Activities
During the current 2018 three-month period, cash flows provided by operating activities were $2,591 compared to $10,748 during the prior year period. For the three months ended March 31, 2018, income and adjustments to income from operating activities provided $2,537 compared to $3,010 in the 2017 period. Working capital and other assets and liabilities provided $54 in the current period compared to $7,738 in the prior year period. The decline in cash flows provided by operating activities is primarily a result of the increase in bonus payments in the amount of $4,110 compared to the prior year and inventory increases of $3,822 in the first quarter of 2018 due to stronger anticipated revenue outlook for the second quarter of 2018.

The Company’s calculation for days sales outstanding at March 31, 2018 was 54 days compared to 50 days at December 31, 2018, and we believe our receivables portfolio is strong.

Cash Flow from Investing Activities
Capital expenditures for the three months ended March 31, 2018 and 2017 were $723 and $3,453, respectively. The current year expenditures relate to general plant and operational improvements. Expenditures for the three months ended March 31, 2017 related to expenditures related to rail assets installed as part of a new long-term service contract and, to a lesser extent, general plant and operational improvements. During the three months ended March 31, 2018, the Company received $9 in proceeds from the sale of certain property, plant, and equipment as compared to $138 in the prior year period.

Cash Flow from Financing Activities
During the three months ended March 31, 2018, the Company had a decrease in outstanding debt of $27,563, primarily related to payments against the revolving credit facility. This reduction of debt was facilitated by the repatriation of $24,693 in excess cash from our international locations. During the three months ended March 31, 2017, the Company had a decrease in outstanding debt of $4,300, primarily related to payments against the revolving credit facility. Treasury stock acquisitions represent income tax withholdings from employees in connection with the vesting of restricted stock awards.

Financial Condition
As of March 31, 2018, we had $10,984 in cash and cash equivalents and a domestic credit facility with $68,502 of net availability while we had $102,404 in total debt. We believe this liquidity will provide the flexibility to operate the business in a prudent manner, and enable us to continue to service our revolving credit facility.

Our cash management priority continues to be short-term maturities and the preservation of our principal balances. Approximately $10,665 of our cash and cash equivalents was held in non-domestic bank accounts.

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

The Second Amendment further provided for modifications to the financial covenants as defined in the Amended and Restated Credit Agreement. The Second Amendment calls for the elimination of the Maximum Leverage Ratio covenant through the quarter ending June 30, 2018. After that period, the Maximum Gross Leverage Ratio covenant will be reinstated to require a maximum ratio of 4.25 Consolidated Indebtedness to 1.00 Gross Leverage for the quarter ending September 30, 2018, and 3.75 to 1.00 for all periods thereafter until the maturity date of the credit facility. The Second Amendment also includes a Minimum Last Twelve Months EBITDA (as defined by the Amendment) covenant (“Minimum EBITDA”). For the quarter ended December 31, 2016 through the quarter ended June 30, 2017, the Minimum EBITDA must be at least $18,500. For each quarter thereafter, through the quarter ending June 30, 2018, the Minimum EBITDA requirement will increase by various increments. The incremental Minimum EBITDA requirement for the period ended March 31, 2018 must be at least $29,000. During the first quarter ended March 31, 2018, the rolling 12-month EBITDA calculation, as defined by the Amended and Restated Credit Agreement, was $38,214. At June 30, 2018, the Minimum EBITDA requirement will be $31,000. After the quarter ending June 30, 2018, the Minimum EBITDA covenant will be eliminated through the maturity of the Amended and Restated Credit Agreement. The Second Amendment also includes a Minimum Fixed Charge Coverage Ratio covenant. The covenant represents the ratio of the Company’s fixed charges to the last twelve months of EBITDA, and is required to be a minimum of 1.00 to 1.00 through the quarter ended December 31, 2017 and 1.25 to 1.00 for each quarter thereafter through the maturity of the credit facility. The final financial covenant included in the Second Amendment is a Minimum Liquidity covenant which calls for a minimum of $25,000 in undrawn availability on the revolving credit loan at all times through the quarter ending June 30, 2018.

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

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017 at which point they effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. At March 31, 2018, the swap asset was $955 compared to $222 as of December 31, 2017.

Cost in Excess of Net Assets Acquired
At March 31, 2018, L.B. Foster had $20,129 of goodwill on its Condensed Consolidated Balance Sheet. Of the total, $14,982 related to the Rail Products and Services segment and $5,147 related to the Construction Products segment. Goodwill is reviewed annually in the fourth quarter of each year for impairment or more frequently if impairment indicators arise. The Company recorded a $32,725 partial goodwill impairment related to the Rail Products and Services segment during the year ended December 31, 2016. Based on considerations of current year financial results, including consideration of macroeconomic conditions, such as performance of the Company’s stock price, we do not believe that it is more-likely-than-not that the fair values of these reporting units have decreased below their carrying values at March 31, 2018. Consequently, management concluded that none of the Company’s reporting units experienced any triggering event that would have required an interim goodwill impairment analysis at March 31, 2018. However, the previously recorded partial impairment included assumptions for certain market recoveries throughout the year ending December 31, 2018; if these recoveries do not fully develop, the Rail Products and Services segment may require an incremental goodwill impairment.

Critical Accounting Policies
The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that, in its opinion, is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to reach opinions regarding estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has reached its opinions regarding the best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. We have updated our revenue recognition policies since December 31, 2017, in conjunction with our adoption of Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”) as further described in Note 3. Revenue of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. A summary of the Company’s critical accounting policies and estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include operating leases, purchase obligations, and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2017 is included in the “Liquidity and Capital Resources” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to these off-balance sheet arrangements during the current quarter. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward starting interest rate swap agreements which effectively convert a portion of the debt from a variable to a fixed-rate borrowing during the term of the swap contracts. See Note 10. Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

For the three months ended March 31, 2018, a 1% change in the interest rate for variable rate debt as of March 31, 2018 would increase or decrease interest expense by approximately $330.

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

As of March 31, 2018 and December 31, 2017, the Company recorded a current asset of $955 and $222, respectively, related to its LIBOR-based interest rate swap agreements.

Foreign Currency Exchange Rate Risk
The Company is subject to exposures to changes in foreign currency exchange rates. The Company may manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the three-month periods ended March 31, 2018 and 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
On January 1, 2018, the Company adopted the standards of Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”). The adoption of ASC 606 had an immaterial effect on our financial statements, but required the Company to implement changes to our processes related to revenue recognition and the control activities within them. This included the development of new policies and procedures based on the five-step model provided in ASC 606, ongoing contract review processes, and implementation of processes to obtain information to the new disclosure requirements. There were no other changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
(Dollars in thousands, except share data)
Item 1. Legal Proceedings
See Note 14. Commitments and Contingent Liabilities of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. You should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018, which could materially affect our business, financial condition, financial results, or future performance. The risks described in our Annual Report on Form 10-K and quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition, and/or results of operations. Our earnings and sales could be affected by changes to international trade agreements in North America and elsewhere, including potential increases of import tariffs. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin, and net earnings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended March 31, 2018 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2018 - January 31, 2018	700	$26.25	—	$—
February 1, 2018 - February 28, 2018	9,605	28.07	—	—
March 1, 2018 - March 31, 2018	872	25.75	—	—
Total	11,177	$27.77	—	$—

(1)	Shares withheld by the Company to pay taxes upon vesting of restricted stock.
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

10.2	Deferred Compensation Plan for Non-Employee Directors under the 2006 Omnibus Incentive Plan.

*10.3	2018 Executive Annual Incentive Compensation Plan.

*10.4	Form of Restricted Stock Award Agreement (2018).

*10.5	Long Term Incentive Performance Share Unit Program (2018-2020).

*10.6	Form of Performance Share Unit Award Agreement (2018-2020).

*10.7	Executive Annual Incentive Compensation Plan (as Amended and Restated).

*10.8	Amended and Restated Key Employee Separation Plan.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	May 2, 2018	By: /s/ James P. Maloney
James P. Maloney
Senior Vice President,
Chief Financial Officer, and Treasurer
(Duly Authorized Officer of Registrant)