Form 10-Q
period 2018-06-30
FOSTER L B CO
filed 2018-07-31
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2018
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2018
Common Stock, Par Value $0.01	10,563,100 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,271	$37,678
Accounts receivable - net	96,310	76,582
Inventories - net	101,343	97,543
Prepaid income tax	347	188
Other current assets	12,090	9,120
Total current assets	223,361	221,111
Property, plant, and equipment - net	89,467	96,096
Other assets:
Goodwill	19,566	19,785
Other intangibles - net	53,675	57,440
Investments	159	162
Other assets	1,416	1,962
TOTAL ASSETS	$387,644	$396,556
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$73,667	$52,404
Deferred revenue	12,221	10,136
Accrued payroll and employee benefits	10,007	11,888
Accrued warranty	8,705	8,682
Current maturities of long-term debt	631	656
Other accrued liabilities	9,208	9,764
Total current liabilities	114,439	93,530
Long-term debt	98,406	129,310
Deferred tax liabilities	8,231	9,744
Other long-term liabilities	17,352	17,493
Stockholders' equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at June 30, 2018 and December 31, 2017, 11,115,779; shares outstanding at June 30, 2018 and December 31, 2017, 10,365,345 and 10,340,576, respectively	111	111
Paid-in capital	46,129	45,017
Retained earnings	140,393	137,780
Treasury stock - at cost, 750,434 and 775,203 common stock shares at June 30, 2018 and December 31, 2017, respectively	(18,180)	(18,662)
Accumulated other comprehensive loss	(19,237)	(17,767)
Total stockholders' equity	149,216	146,479
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$387,644	$396,556

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Unaudited)		(Unaudited)
Sales of goods	$127,093	$117,727	$218,904	$215,356
Sales of services	45,797	27,133	76,440	48,206
Total net sales	172,890	144,860	295,344	263,562
Cost of goods sold	105,846	94,291	181,146	173,692
Cost of services sold	34,530	22,833	59,656	40,882
Total cost of sales	140,376	117,124	240,802	214,574
Gross profit	32,514	27,736	54,542	48,988
Selling and administrative expenses	23,368	20,578	43,826	39,805
Amortization expense	1,775	1,695	3,560	3,454
Interest expense	1,654	2,181	3,612	4,289
Interest income	(24)	(54)	(95)	(110)
Equity in (income) loss of nonconsolidated investments	—	(145)	3	55
Other expense (income)	128	(18)	(480)	(13)
Total expenses	26,901	24,237	50,426	47,480
Income before income taxes	5,613	3,499	4,116	1,508
Income tax expense	673	475	1,198	906
Net income	$4,940	$3,024	$2,918	$602
Basic earnings per common share	$0.48	$0.29	$0.28	$0.06
Diluted earnings per common share	$0.47	$0.29	$0.28	$0.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Unaudited)		(Unaudited)
Net income	$4,940	$3,024	$2,918	$602
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,785)	2,228	(2,761)	3,116
Unrealized gain (loss) on cash flow hedges, net of tax expense of $0 for all periods	298	(202)	1,036	(201)
Reclassification of pension liability adjustments to earnings, net of tax expense of $0 for all periods*	141	112	255	221
Other comprehensive (loss) income	(2,346)	2,138	(1,470)	3,136
Comprehensive income	$2,594	$5,162	$1,448	$3,738

*	Reclassifications out of accumulated other comprehensive loss for pension obligations are charged to selling and administrative expenses.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2018	2017

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,918	$602
Adjustments to reconcile net income to cash provided (used) by operating activities:
Deferred income taxes	(1,450)	(432)
Depreciation	5,882	6,527
Amortization	3,560	3,454
Equity in loss of nonconsolidated investments	3	55
Loss on sales and disposals of property, plant, and equipment	394	122
Stock-based compensation	1,904	725
Change in operating assets and liabilities
Accounts receivable	(20,060)	(9,951)
Inventories	(4,538)	(487)
Other current assets	(2,228)	(1,439)
Prepaid income tax	(1,823)	12,867
Other noncurrent assets	460	474
Accounts payable	21,574	19,534
Deferred revenue	2,110	(1,839)
Accrued payroll and employee benefits	(1,831)	878
Other current liabilities	1,145	(1,167)
Other long-term liabilities	(118)	(2)
Net cash provided by operating activities	7,902	29,921
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	2,086	143
Capital expenditures on property, plant, and equipment	(1,816)	(4,597)
Net cash provided by (used in) investing activities	270	(4,454)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(99,925)	(82,553)
Proceeds from debt	68,995	60,972
Treasury stock acquisitions	(310)	(97)
Net cash used by financing activities	(31,240)	(21,678)
Effect of exchange rate changes on cash and cash equivalents	(1,339)	1,305
Net (decrease) increase in cash and cash equivalents	(24,407)	5,094
Cash and cash equivalents at beginning of period	37,678	30,363
Cash and cash equivalents at end of period	$13,271	$35,457
Supplemental disclosure of cash flow information:
Interest paid	$3,347	$3,896
Income taxes paid (received)	$3,304	$(11,480)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
1. FINANCIAL STATEMENTS
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals, unless otherwise stated herein) considered necessary for a fair presentation of the financial position of L.B. Foster Company and subsidiaries as of June 30, 2018 and December 31, 2017, its condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, and its statements of cash flows for the six months ended June 30, 2018 and 2017, have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Assets Held for Sale
The Company classifies assets as held for sale when management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year.  The net assets of the assets held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell.  See Note 8. Investments of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new accounting requirements include the accounting for, presentation of, and classification of leases. The guidance will result in most leases being capitalized as a right-of-use asset with a related balance sheet liability. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is in the process of analyzing the impact of ASU 2016-02 on our financial position. The Company has a significant number of operating leases, and, as a result, expects this guidance to have a material impact on its Condensed Consolidated Balance Sheet. The change will not affect the covenants of the Second Amendment to the Amended and Restated Credit Agreement dated March 13, 2015. The Company has gathered the agreements covered by ASU 2016-02 and will continue to evaluate the impact that ASU 2016-02 will have on its financial statements, related disclosures, and internal controls. Regular updates are provided to the Audit Committee regarding the progress and milestones of the adoption. The Company does not anticipate early adoption of ASU 2016-02.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income” (“ASU 2018-02”), that will permit companies the option to reclassify stranded tax effects caused by the newly-enacted US Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. Adoption of the ASU will be optional and a company will need to disclose if it elects not to adopt the ASU. The ASU will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption will be permitted, including adoption in any interim period, for financial statements that have not yet been issued or made available for issuance. Entities will have the option to apply the amendments retrospectively or to record the reclassification as of the beginning of the period of adoption. The Company is evaluating the impact of ASU 2018-02 on its financial position and whether or not it will choose to adopt the ASU.

Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition” (“ASC 605”). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the provisions of ASU 2014-09 on January 1, 2018, using the modified retrospective approach. Revenue from the Company's product and service sales continue to be recognized when products are shipped or services are rendered. Revenue from the Company's product and service sales provided under long-term agreements is recognized as the Company transfers control of the product or service to its customers, which approximates the previously used percentage-of-completion method of accounting. The adoption of ASU 2014-09 had no material effect on the Company's financial position, results of operations, cash flows, or backlog, and no adjustment to January 1, 2018 opening retained earnings was needed. The Company has presented the disclosures required by ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) in Note 3. Revenue of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory (Topic 740),” (“ASU 2016-16”) which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The ASU was effective on January 1, 2018 and was adopted by the Company on that date, using the modified retrospective approach. Under this approach, the Company recorded a reduction to its January 1, 2018 opening retained earnings of $305 as a result of prior intra-entity transactions.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Act enacted on December 22, 2017. The Company recognized estimated income tax effects of the Tax Act in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”). Refer to Note 15. Income Taxes of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information regarding the provisional amounts recorded by the Company as of December 31, 2017 and the absence of any change to those estimates through June 30, 2018.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715)” (“ASU 2017-07”), which will improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires that the entity report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and report the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement separately from the service cost component and not within income from operations. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The new standard will be effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2017-07 had no impact to the Company.

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
2. BUSINESS SEGMENTS
The Company is a leading manufacturer and distributor of products and services for transportation and energy infrastructure with locations in North America and Europe. The Company is organized and operates in three different operating segments: the Rail Products and Services segment, the Construction Products segment, and the Tubular and Energy Services segment. The segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred; (b) whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who makes decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. Operating segments are evaluated on their segment profit (loss) contribution to the Company's consolidated results. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis. The Company's segment accounting policies, unless otherwise noted, are the same as those described in the Note 2. Business Segments of the Notes to the Company's Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year-ended December 31, 2017.

The following table illustrates the Company's revenues and profit (loss) from operations by segment for the periods indicated:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products and Services	$91,884	$5,308	$154,054	$7,356
Construction Products	42,207	2,857	71,107	2,875
Tubular and Energy Services	38,799	4,545	70,183	6,430
Total	$172,890	$12,710	$295,344	$16,661

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Net Sales	Segment Profit (Loss)	Net Sales	Segment Profit (Loss)
Rail Products and Services	$69,347	$3,579	$125,827	$4,402
Construction Products	45,465	5,105	82,787	6,771
Tubular and Energy Services	30,048	(126)	54,948	(806)
Total	$144,860	$8,558	$263,562	$10,367

Segment profit (loss) from operations, as shown above, includes allocated corporate operating expenses. Prior to January 1, 2018, the allocation of corporate operating expenses reflected a cost of capital for the assets used in each segment at a rate of generally 1% per month. In 2018, operating expenses related to corporate headquarter functions that directly support the segment activity are allocated based on segment headcount, revenue contribution, or activity of the business units within the segments, based on the corporate activity type provided to the segment. The expense allocation excludes certain corporate costs that are separately managed from the segments. The prior year periods have been updated to reflect the change in allocating corporate operating expenses.

Management believes the current allocation of corporate operating expenses provides a more accurate presentation of how the segments utilize corporate support activities as compared to the cost of capital method previously used. This provides the CODM more meaningful segment profitability reporting to support operating decisions and the allocation of resources.

The following table provides a reconciliation of segment net profit from operations to the Company’s consolidated total:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Profit for reportable segments	$12,710	$8,558	$16,661	$10,367
Interest expense	(1,654)	(2,181)	(3,612)	(4,289)
Interest income	24	54	95	110
Other (expense) income	(128)	18	480	13
LIFO expense	(549)	(192)	(713)	(181)
Equity in income (loss) of nonconsolidated investments	—	145	(3)	(55)
Unallocated corporate expenses and other unallocated charges	(4,790)	(2,903)	(8,792)	(4,457)
Income before income taxes	$5,613	$3,499	$4,116	$1,508

The following table illustrates assets of the Company by segment:

	June 30, 2018	December 31, 2017
Rail Products and Services	$183,072	$192,038
Construction Products	85,477	83,154
Tubular and Energy Services	96,186	100,706
Unallocated corporate assets	22,909	20,658
Total	$387,644	$396,556

3. REVENUE
On January 1, 2018, the Company adopted ASU 2014-09, and all the related amendments using the modified retrospective approach, which did not result in any changes to the previously reported financial information. The updates related to ASU 2014-09 were applied only to contracts that were not complete as of January 1, 2018.

The Company’s revenues are comprised of product and service sales, including products and services provided under long-term agreements with its customers. All revenue is recognized when the Company satisfies its performance obligations under the contract, either implicit or explicit, by transferring the promised product or service to its customer either when or as its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. Revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales, value added, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are included in cost of goods sold.

The Company’s performance obligations under long-term agreements with its customers are generally satisfied as over time. Revenue from products or services transferred to customers over time accounted for 23.4% and 22.7% of revenue for the three months ended June 30, 2018 and 2017, respectively, and 24.3% and 22.9% of revenue for the six months ended June 30, 2018 and 2017, respectively. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Revenue recognized over time using an input measure was $29,583 and $19,835 for the three months ended June 30, 2018 and 2017, respectively, and was $54,144 and $41,445 for the six months ended June 30, 2018 and 2017, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $10,893 and $13,049 for the three months ended June 30, 2018 and 2017, respectively, and was $17,554 and $19,012 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company had contract assets of $29,247 and $25,320, respectively, that were recorded in inventory within the Condensed Consolidated Balance Sheets. At June 30, 2018 and December 31, 2017, the Company had contract liabilities of $3,035 and $1,420, respectively, that were recorded in deferred revenue within the Condensed Consolidated Balance Sheets.

Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, cost and availability of materials, and timing of funding by customers. The nature of these long-term agreements may give rise to several types of variable consideration, such as claims, awards, and incentive fees. Historically, these amounts of variable consideration have not been considered significant. Contract estimates may include additional revenue for submitted contract modifications if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at that time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. Changes in judgments related to the estimates above could impact the timing and amount of revenue recognized and, accordingly, the timing and amount of associated income. In the event a contract loss becomes known, the entire amount of the estimated loss is recognized in the Condensed Consolidated Statements of Operations.

The majority of the Company’s revenue is from products and services transferred to customers at a point in time, which accounted for approximately 76.6% and 77.3% of revenue for the three months ended June 30, 2018 and 2017, respectively. Revenue from products and services transferred to customers at a point in time accounted for approximately 75.7% and 77.1% of revenue for the six months ended June 30, 2018 and 2017, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company's net sales by major product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rail Products	$54,332	$44,399	$90,366	$78,764
Rail Technologies	37,552	24,948	63,688	47,063
Rail Products and Services	91,884	69,347	154,054	125,827
Piling and Fabricated Bridge	25,846	29,607	44,707	58,830
Precast Concrete Products	16,361	15,858	26,400	23,957
Construction Products	42,207	45,465	71,107	82,787
Test, Inspection, and Threading	15,008	13,050	29,221	23,932
Protective Coatings and Measurement Solutions	23,791	16,998	40,962	31,016
Tubular and Energy Services	38,799	30,048	70,183	54,948
Total net sales	$172,890	$144,860	$295,344	$263,562

Net sales by the timing of the transfer of goods and services is as follows:

Three Months Ended June 30, 2018	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$69,295	$28,196	$34,923	$132,414
Over time	22,589	14,011	3,876	40,476
Total net sales	$91,884	$42,207	$38,799	$172,890

Three Months Ended June 30, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$57,098	$28,766	$26,112	$111,976
Over time	12,249	16,699	3,936	32,884
Total net sales	$69,347	$45,465	$30,048	$144,860

Six Months Ended June 30, 2018	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$115,166	$47,122	$61,358	$223,646
Over time	38,888	23,985	8,825	71,698
Total net sales	$154,054	$71,107	$70,183	$295,344

Six Months Ended June 30, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$102,664	$53,390	$47,051	$203,105
Over time	23,163	29,397	7,897	60,457
Total net sales	$125,827	$82,787	$54,948	$263,562

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets, included in inventory), and billings in excess of costs (contract liabilities, included in deferred revenue) on the Condensed Consolidated Balance Sheets.

Significant changes in contract assets during the six months ended June 30, 2018 include transfers to receivables from contract assets recognized at the beginning of the period of $10,872. Significant changes in contract liabilities during the six months ended June 30, 2018 include $740 of revenue recognized that was included in the contract liability at the beginning of the period, and increases of $2,488 due to billings in excess of costs, excluding amounts recognized as revenue during the period.

As of June 30, 2018, the Company has approximately $231,252 of remaining performance obligations, which is also referred to as backlog. Approximately 11.7% of the June 30, 2018 backlog is related to projects that are anticipated to extend beyond June 30, 2019.

4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance at December 31, 2017	$14,638	$5,147	$—	$19,785
Foreign currency translation impact	(219)	—	—	(219)
Balance at June 30, 2018	$14,419	$5,147	$—	$19,566

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. No interim goodwill impairment test was required in connection with the evaluation of qualitative factors for the six months ended June 30, 2018. The Company continues to monitor the recoverability of the long-lived assets associated with certain reporting units of the Company and their long-term financial projections. Sustained declines in the markets we serve may result in future long-lived asset impairment.

The following table represents the gross balances of other intangible asset by reportable segment:

	June 30, 2018	December 31, 2017
Rail Products and Services*	$57,321	$57,654
Construction Products	1,348	1,348
Tubular and Energy Services	29,179	29,179
	$87,848	$88,181

* Gross balances include the impact of foreign currency translation adjustments.

The components of the Company’s intangible assets were as follows:

	June 30, 2018
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,224	$(3,539)	$685
Patents	10	372	(164)	208
Customer relationships	17	37,458	(10,312)	27,146
Trademarks and trade names	14	10,067	(4,504)	5,563
Technology	14	35,727	(15,654)	20,073
		$87,848	$(34,173)	$53,675

	December 31, 2017
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,238	$(3,100)	$1,138
Patents	10	389	(164)	225
Customer relationships	17	37,679	(9,171)	28,508
Trademarks and trade names	14	10,085	(4,091)	5,994
Technology	14	35,790	(14,215)	21,575
		$88,181	$(30,741)	$57,440

Intangible assets are amortized over their useful lives, which range from 4 to 25 years, with a total weighted average amortization period of approximately 15 years at June 30, 2018. Amortization expense for the three months ended June 30, 2018 and 2017 was $1,775 and $1,695, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $3,560 and $3,454, respectively.

Estimated amortization expense for the remainder of 2018 and thereafter is as follows:

Amortization Expense
2018	$3,448
2019	6,280
2020	5,959
2021	5,939
2022	5,888
2023 and thereafter	26,161
$53,675

5. ACCOUNTS RECEIVABLE
Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable at June 30, 2018 and December 31, 2017 have been reduced by an allowance for doubtful accounts of $1,570 and $2,151, respectively. Reserves for uncollectable accounts are recorded as part of selling and administrative expenses in the Condensed Consolidated Statements of Operations, and were income of $473 and expense of $54 for the three months ended June 30, 2018 and 2017, respectively. Reserves for uncollectable accounts were income of $719 and expense of $529 for the six months ended June 30, 2018 and 2017, respectively.
6. INVENTORIES
Inventories at June 30, 2018 and December 31, 2017 are summarized in the following table:

	June 30, 2018	December 31, 2017
Finished goods	$48,580	$55,846
Contract assets	29,247	25,320
Work-in-process	9,852	4,059
Raw materials	19,564	17,505
Total inventories at current costs	107,243	102,730
Less: LIFO reserve	(5,900)	(5,187)
	$101,343	$97,543

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
7. PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Land	$12,539	$14,869
Improvements to land and leaseholds	17,482	17,415
Buildings	34,752	34,929
Machinery and equipment, including equipment under capitalized leases	120,776	120,806
Construction in progress	2,031	1,057
	187,580	189,076
Less: accumulated depreciation and amortization, including accumulated amortization of capitalized leases	(98,113)	(92,980)
	$89,467	$96,096

We review our property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no asset impairments of property, plant, and equipment during the six months ended June 30, 2018.

During the three months ended June 30, 2018, the Company sold 54.5 acres of land in exchange for cash proceeds of $2,047, resulting in a loss of $269. Depreciation expense for the three months ended June 30, 2018 and 2017 was $2,938 and $3,245, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $5,882 and $6,527, respectively.
8. INVESTMENTS
The Company is a member of a joint venture, L B Pipe & Coupling Products, LLC (“L B Pipe JV”), in which it maintains a 45% ownership interest. L B Pipe JV manufactures, markets, and sells various machined components and precision coupling products for the energy, water well, and construction markets and is scheduled to terminate on June 30, 2019.

During the quarter ended September 30, 2017, pursuant to the limited liability company agreement, the Company determined to sell its 45% ownership interest to the other 45% equity holder. The Company concluded that it had met the criteria under applicable guidance for a long-lived asset to be held for sale, and, accordingly, reclassified its L B Pipe JV investment of $4,288 as a current asset held for sale within other current assets. The asset was subsequently remeasured to its fair market value of $3,875. The difference between the fair market value and the Company's carrying amount of $413 was recorded as an other-than-temporary impairment during 2017.

At June 30, 2018 and December 31, 2017, the Company had a nonconsolidated equity method investment of $159 and $162, respectively.

The Company recorded equity in the income of L B Pipe JV of $0 and $150 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded equity in the loss of L B Pipe JV of $0 and $48, respectively.

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

The carrying amounts with the Company’s maximum exposure to loss at June 30, 2018 and December 31, 2017, respectively, are as follows:

	June 30, 2018	December 31, 2017
L B Pipe JV investment	$3,875	$3,875
Revolving line of credit	1,235	1,235
Net investment in direct financing lease	644	735
	$5,754	$5,845

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

The following is a schedule of the direct financing minimum lease payments for the remainder of 2018 and the year 2019:

Minimum Lease Payments
2018	$77
2019	567
$644

9. LONG-TERM DEBT
North America
Long-term debt consisted of the following:

	June 30, 2018	December 31, 2017
Revolving credit facility	$97,867	$128,470
Capital leases and financing agreements	1,170	1,496
Total	99,037	129,966
Less current maturities	631	656
Long-term portion	$98,406	$129,310

On November 7, 2016, the Company, its domestic subsidiaries, and certain of its Canadian subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement dated March 13, 2015 and as amended by the First Amendment dated June 29, 2016 (the “Amended and Restated Credit Agreement”), with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company. This Second Amendment modified the Amended and Restated Credit Agreement, which had a maximum revolving credit line of $275,000. The Second Amendment reduced the permitted revolving credit borrowings to $195,000 and provided for additional term loan borrowing of $30,000 (the “Term Loan”). During 2017, the Company paid off the balance of the Term Loan. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Second Amendment or Amended and Restated Credit Agreement filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as applicable.

The Second Amendment further provided for modifications to the financial covenants as defined in the Amended and Restated Credit Agreement. The Second Amendment calls for the elimination of the Maximum Leverage Ratio covenant through the quarter ended June 30, 2018. After that period, the Maximum Gross Leverage Ratio covenant will be reinstated to require a maximum ratio of 4.25 Consolidated Indebtedness to 1.00 Gross Leverage for the quarter ending September 30, 2018, and 3.75 to 1.00 for all periods thereafter until the maturity date of the credit facility. The Second Amendment also includes a Minimum Last Twelve Months EBITDA covenant (“Minimum EBITDA”). For the quarter ended December 31, 2016 through the quarter ended June 30, 2017, the Minimum EBITDA had to be at least $18,500. For each quarter thereafter, through the quarter ended June 30, 2018, the Minimum EBITDA requirement increased by various increments. At June 30, 2018, the Minimum EBITDA requirement was $31,000. After the quarter ended June 30, 2018, the Minimum EBITDA covenant was eliminated through the remainder of the Amended and Restated Credit Agreement. The Second Amendment also includes a Minimum Fixed Charge Coverage Ratio covenant. The covenant represents the ratio of the Company’s fixed charges to the last twelve months of EBITDA, and is required to be a minimum of 1.00 to 1.00 through the quarter ended December 31, 2017 and 1.25 to 1.00 for each quarter thereafter through the maturity of the credit facility. The final financial covenant included in the Second Amendment was a Minimum Liquidity covenant which called for a minimum of $25,000 in undrawn availability on the revolving credit loan at all times through the quarter ended June 30, 2018.

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

At June 30, 2018, L.B. Foster was in compliance with the Second Amendment’s covenants.

The Second Amendment provided for the elimination of the three lowest tiers of the pricing grid that had previously been defined in the First Amendment. Upon execution of the Second Amendment through the quarter ended March 31, 2018, the Company was locked into the highest tier of the pricing grid, which provided for pricing of the prime rate plus 225 basis points on base rate loans and the applicable LIBOR rate plus 325 basis points on euro rate loans. For each quarter after March 31, 2018 and through the maturity date of the credit facility, the Company’s position on the pricing grid is governed by a Minimum Net Leverage ratio, which is the ratio of Consolidated Indebtedness less cash on hand in excess of $15,000 to EBITDA. If, after March 31, 2018, the Minimum Net Leverage ratio positions the Company on the lowest tier of the pricing grid, pricing will be the prime rate plus 150 basis points on base rate loans or the applicable LIBOR rate plus 250 basis points on euro rate loans.

At June 30, 2018, L.B. Foster had outstanding letters of credit of approximately $425 and had net available borrowing capacity of $71,708. The maturity date of the facility is March 13, 2020.

United Kingdom
A subsidiary of the Company has a credit facility with NatWest Bank for its United Kingdom operations, which includes an overdraft availability of £1,500 pounds sterling (approximately $1,981 at June 30, 2018). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The interest rate on this facility is the financial institution’s base rate plus 2.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility at June 30, 2018. There was approximately $404 in outstanding guarantees (as defined in the underlying agreement) at June 30, 2018. This credit facility was renewed during the fourth quarter of 2017 with all underlying terms and conditions remaining unchanged as a result of the renewal. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review within the fourth quarter of 2018.

The United Kingdom credit facility contains certain financial covenants that require the subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants at June 30, 2018. The subsidiary had available borrowing capacity of $1,577 at June 30, 2018.
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

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. At June 30, 2018, the interest rate swaps were recorded within other current assets.

	Fair Value Measurements at Reporting Date and Using				Fair Value Measurements at Reporting Date and Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$16	$16	$—	$—	$17	$17	$—	$—
Interest rate swaps	1,263	—	1,263	—	222	—	222	—
Total assets	$1,279	$16	$1,263	$—	$239	$17	$222	$—

The interest rate swaps are accounted for as fair value hedges and substantially offset the changes in fair value of the hedged portion of the underlying debt that are attributable to the changes in market risk. Therefore, the gains and losses related to changes in the fair value of the interest rate swaps are included in interest income or expense in our Condensed Consolidated

Statements of Operations. For the three months ended June 30, 2018 and 2017, interest income from interest rate swaps was $1 and expense of $114, respectively. Interest expense from the interest rate swaps was $34 and $204 for the six months ended June 30, 2018 and 2017, respectively.

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
11. EARNINGS PER COMMON SHARE
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per common share:
Net income	$4,940	$3,024	$2,918	$602
Denominator:
Weighted average shares outstanding	10,365	10,335	10,358	10,327
Denominator for basic earnings per common share	10,365	10,335	10,358	10,327
Effect of dilutive securities:
Stock compensation plans	119	148	119	200
Dilutive potential common shares	119	148	119	200
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding	10,484	10,483	10,477	10,527
Basic earnings per common share	$0.48	$0.29	$0.28	$0.06
Diluted earnings per common share	$0.47	$0.29	$0.28	$0.06

12. STOCK-BASED COMPENSATION
The Company applies the provisions of ASC 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense related to fully-vested stock awards, restricted stock awards, and performance unit awards of $822 and $558 for the three-month periods ended June 30, 2018 and 2017, respectively, and $1,904 and $725 for the six-month periods ended June 30, 2018 and 2017, respectively. At June 30, 2018, unrecognized compensation expense for awards that the Company expects to vest approximated $5,561. The Company will recognize this expense over the upcoming 3.8 years through April 2022.

Shares issued as a result of vested stock-based compensation awards generally will be from previously issued shares that have been reacquired by the Company and held as treasury stock or authorized and previously unissued common stock.

Restricted Stock Awards and Performance Unit Awards
Under the 2006 Omnibus Plan, the Company grants eligible employees restricted stock and performance unit awards. The forfeitable restricted stock awards granted prior to March 2015 generally time-vest after a four-year period, and those granted subsequent to March 2015 generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock agreement. Since May 2018, awards of restricted stock are subject to a minimum one-year vesting period, including those granted to non-employee directors. Prior to May 2018, awards to non-employee directors were made in fully-vested shares. Performance unit awards are offered annually under separate three-year long-term incentive programs. Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples, as defined in the underlying program. If the Company’s estimate of the number of performance stock awards expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

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
The following table summarizes the restricted stock award, deferred stock units, and performance unit award activity for the six months ended June 30, 2018:

	Restricted Stock	Deferred Stock Units	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	186,806	26,860	181,341	$16.53
Granted	62,320	14,914	65,421	27.05
Vested	(35,946)	—	—	28.27
Adjustment for incentive awards expected to vest	—	—	(5,051)	14.86
Cancelled and forfeited	(14,425)	—	(11,880)	15.60
Outstanding at June 30, 2018	198,755	41,774	229,831	$18.68

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

The Company maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan. The Company also maintains two defined contribution plans and a defined benefit plan for its employees in the United Kingdom.

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three- and six-month periods ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$155	$171	$311	$342
Expected return on plan assets	(213)	(178)	(427)	(355)
Recognized net actuarial loss	24	33	48	65
Net periodic pension (income) cost	$(34)	$26	$(68)	$52

The Company does not expect to contribute to its United States defined benefit plan in 2018.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three- and six-month periods ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$52	$55	$104	$110
Expected return on plan assets	(71)	(66)	(142)	(132)
Amortization of prior service costs and transition amount	5	4	10	8
Recognized net actuarial loss	49	71	98	142
Net periodic pension cost	$35	$64	$70	$128

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Employer contributions of approximately $247 are anticipated to the United Kingdom Rail Technologies pension plan during 2018. For the six months ended June 30, 2018, the Company contributed approximately $128 to the plan.

Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$770	$410	$1,314	$861
Canada	34	54	68	113
United Kingdom	98	98	214	213
	$902	$562	$1,596	$1,187

14. COMMITMENTS AND CONTINGENT LIABILITIES
Product Liability Claims
The Company is subject to product warranty claims that arise in the ordinary course of its business. For certain manufactured products, the Company maintains a product warranty accrual which is adjusted on a monthly basis as a percentage of cost of sales. In addition, the product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims.

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance at December 31, 2017	$8,682
Additions to warranty liability	518
Warranty liability utilized	(495)
Balance at June 30, 2018	$8,705

Included within the above table are concrete tie warranty reserves of approximately $7,668 and $7,595 at June 30, 2018 and December 31, 2017, respectively.

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

2018
By Fourth Amended Scheduling Order dated March 21, 2018, certain interim pretrial deadlines for the close of discovery and various submittals were changed but the October 1, 2018 trial date set forth in UPRR's Second Amended Notice of Trial under the prior Third Amended Scheduling Order remained in place. During the first six months ended June 30, 2018, the Company continued fact discovery and prepared and exchanged expert reports. During the second quarter, the Company engaged and intends to continue to engage in both trial preparation efforts and also discussions and efforts with UPRR to resolve the UPRR matter. However, we cannot predict that such discussions will be successful, or that the results of the litigation with UPRR, or any settlement or judgment amounts, will reasonably approximate our estimated accruals for loss contingencies. Future potential costs pertaining to UPRR’s claims and the outcome of the UPRR litigation could result in a material adverse effect on our results of operations, financial condition, and cash flows.

As a result of the pretrial status of the litigation and the unresolved nature of the parties' fact and legal disputes and the uncertainty of any potential judgment, an estimate of any additional loss, or a range of additional loss, associated with this litigation cannot be made based upon currently available information.

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

At June 30, 2018 and December 31, 2017, the Company maintained environmental reserves approximating $6,144 and $6,144, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance at December 31, 2017	$6,144
Additions to environmental obligations	51
Environmental obligations utilized	(51)
Balance at June 30, 2018	$6,144

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at June 30, 2018.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at June 30, 2018, no such disclosures were considered necessary.
15. INCOME TAXES
For the three months ended June 30, 2018 and 2017, the Company recorded an income tax expense of $673 and $475 on pre-tax income of $5,613 and $3,499 for an effective income tax rate of 12.0% and 13.6%, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded an income tax expense of $1,198 and $906 on pre-tax income of $4,116 and $1,508 for an effective income tax rate of 29.1% and 60.1%, respectively. Due to the full valuation allowance on domestic deferred tax assets, the Company's tax provision for the three and six months ended June 30, 2018 does not reflect any tax benefit for domestic pre-tax losses, and is primarily comprised of taxes on our Canadian and United Kingdom operations. The Company continued to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year. Changes in pre-tax income projections and the mix of income across jurisdictions could also impact the effective income tax rate each quarter.

The Tax Act was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. Due to the complexities involved in accounting for the enactment of the Tax Act, SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. The Company has not completed its accounting for the tax effects of the enactment of the Tax Act; however, as described below, the Company made reasonable estimates of the effects of the Tax Act on existing deferred tax balances and the one-time transition tax. In 2017, the Company recognized a $1,508 provisional tax benefit related to the remeasurement of certain deferred tax assets and liabilities, as well as a $3,298 provisional tax expense related to the one-time transition tax on mandatory deemed repatriation of foreign earnings, and related items.

During the six-month period ended June 30, 2018, there were no changes made to the provisional amounts recognized in 2017. The Company will continue to analyze the effects of the Tax Act on its Consolidated Financial Statements. Additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period provided for in SAB No. 118, which extends up to one year from the enactment date. The final impact of the Tax Act may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in the Company’s interpretation of the Tax Act, legislative or administrative actions to clarify the intent of the statutory language provided that differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates utilized to calculate the impacts.

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
16. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date these financial statements were issued and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations; the outcome of litigation and product warranty claims; decisions regarding our strategic growth initiatives, market position, and product development; all of which are based on current estimates that involve inherent risks and uncertainties. The Company has based these forward-looking statements on current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: environmental matters, including any costs associated with any remediation and monitoring; a resumption of the economic slowdown we experienced in previous years in the markets we serve; the risk of doing business in international markets; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses and realize anticipated benefits; costs of and impacts associated with shareholder activism; a decrease in freight or passenger rail traffic; the timeliness and availability of materials from our major suppliers as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers' concerns about conflict minerals; labor disputes; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact these amounts, including as a result of any interpretations, regulatory actions, and amendments to the Tax Cuts and Jobs Act (the “Tax Act”); foreign currency fluctuations; inflation; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s pending exit from the European Union; sustained declines in energy prices; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the ultimate number of concrete ties that will have to be replaced pursuant to the previously disclosed product warranty claim of the Union Pacific Railroad (“UPRR”) and an overall resolution of the related contract claims as well as the possible costs associated with the outcome of the lawsuit filed by the UPRR; the loss of future revenues from current customers; and risks inherent in litigation. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ending December 31, 2017 and our other periodic filings with the Securities and Exchange Commission.

The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

General Overview
L.B. Foster Company (the “Company”) is a leading manufacturer and distributor of products and services for transportation and energy infrastructure with locations in North America and Europe. The Company is comprised of three operating segments: Rail Products and Services, Construction Products, and Tubular and Energy Services.

The segment profitability measures presented within the MD&A tables include non-GAAP segment gross profit because management believes that information provides investors and other users useful information to evaluate the performance of the Company’s segments on a more comparable basis to market trends and peers. Management believes that the exclusion of significant cost allocations to the reportable segments:

• Allows users to understand the operational performance of our reportable segments;
• Provides greater comparability to other registrants with similar businesses and avoids possible non-comparability at the reportable segment pre-tax profit level resulting from our specific corporate cost allocations; and
• Facilitates a market-based perspective on the strength or weakness of our reportable segments in their markets to better aid in investment decisions.

In addition, these non-GAAP financial measures have historically been key metrics utilized by segment managers to monitor selling prices and quantities as well as production and service costs to better evaluate key profitability drivers and trends that may develop due to industry and competitive conditions.

Results of the Quarter

Three months ended June 30, 2018	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Segment profit	$5,308	$2,857	$4,545	$12,710
Segment and allocated selling and administrative	10,202	4,185	4,331	18,718
Amortization expense	952	37	786	1,775
Non-GAAP segment gross profit	$16,462	$7,079	$9,662	$33,203

Three months ended June 30, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Segment profit (loss)	$3,579	$5,105	$(126)	$8,558
Segment and allocated selling and administrative	9,577	3,883	4,560	18,020
Amortization expense	872	37	786	1,695
Non-GAAP segment gross profit	$14,028	$9,025	$5,220	$28,273

			Percent of Total Net Sales		Percent Increase/ (Decrease)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017	2018 vs. 2017
Net Sales:
Rail Products and Services	$91,884	$69,347	53.1%	47.9%	32.5%
Construction Products	42,207	45,465	24.4	31.4	(7.2)
Tubular and Energy Services	38,799	30,048	22.5	20.7	29.1
Total net sales	$172,890	$144,860	100.0%	100.0%	19.3%

			Non-GAAP / Reported Gross Profit Percentage		Percent Increase/ (Decrease)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017	2018 vs. 2017
Gross Profit:
Non-GAAP Rail Products and Services	$16,462	$14,028	17.9%	20.2%	17.4%
Non-GAAP Construction Products	7,079	9,025	16.8	19.9	(21.6)
Non-GAAP Tubular and Energy Services	9,662	5,220	24.9	17.4	85.1
Non-GAAP Segment gross profit	33,203	28,273
LIFO expense	(549)	(192)	(0.3)	(0.1)	185.9
Other	(140)	(345)	(0.1)	(0.2)	59.4
Total gross profit	$32,514	$27,736	18.8%	19.1%	17.2%
					Percent Increase/ (Decrease)
			Percent of Total Net Sales
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017	2018 vs. 2017
Expenses:
Selling and administrative expenses	$23,368	$20,578	13.5%	14.2%	13.6%
Amortization expense	1,775	1,695	1.0	1.2	4.7
Interest expense	1,654	2,181	1.0	1.5	(24.2)
Interest income	(24)	(54)	—	—	55.6
Equity in income of nonconsolidated investments	—	(145)	—	(0.1)	100.0
Other expense (income)	128	(18)	0.1	—	**
Total expenses	$26,901	$24,237	15.6%	16.7%	11.0%
Income before income taxes	$5,613	$3,499	3.2%	2.4%	60.4%
Income tax expense	673	475	0.4	0.3	41.7
Net income	$4,940	$3,024	2.9%	2.1%	63.4%

**	Results of calculation are not considered meaningful for presentation purposes.

Second Quarter 2018 Compared to Second Quarter 2017 – Company Analysis
Net sales of $172,890 for the quarter ended June 30, 2018 increased by $28,030, or 19.3%, compared to the prior year quarter. The change was attributable to increases of 32.5% and 29.1%, in Rail Products and Services and Tubular and Energy Services, respectively. This was partially offset by a 7.2% reduction in Construction Products sales.

Gross profit increased $4,778 compared to the prior year quarter to $32,514 for the quarter ended June 30, 2018. Gross profit margin for the quarter ended June 30, 2018 was 18.8%, or 30 basis points (“bps”) lower than the prior year quarter. The reduction in gross profit margin was primarily due to declines in non-GAAP segment gross profit margin of 310 bps and 230 bps within Construction Products and Rail Products and Services, respectively. The decreases were partially offset by an increase in non-GAAP segment gross profit margin of 750 bps within Tubular and Energy Services.

Selling and administrative expenses increased by $2,790 or 13.6% from the prior year. The rise was primarily driven by increases in personnel-related expenses of $1,981 and litigation costs related to the UPRR matter of $1,622. These increases were partially offset by a reduction in bad debt expense of $527. As a percent of sales, selling and administrative expenses declined 70 bps compared to the prior year period.

Interest expense, net of interest income, decreased by $497, or 23.4%, as a result of the reduction in outstanding debt as well as an interest rate at the lowest tier within the interest rate spread under our credit facility agreement. Other expense increased $146, which primarily relates to the $269 loss on the sale of land during the current quarter.

The Company’s effective income tax rate for the three-month period ended June 30, 2018 was 12.0%, compared to 13.6% in the prior year quarter. For the three months ended June 30, 2018, the Company recorded a tax expense of $673, compared to $475 in the three months ended June 30, 2017. The Company's tax provision for the three months ended June 30, 2018 is primarily comprised of taxes related to our Canadian and United Kingdom operations.

Net income for the second quarter of 2018 was $4,940, or $0.47 per diluted share, compared to net income of $3,024, or $0.29 per diluted share, in the prior year quarter.

Results of Operations – Segment Analysis
Rail Products and Services

	Three Months Ended June 30,		Increase	Percent Increase
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net sales	$91,884	$69,347	$22,537	32.5%
Segment profit	$5,308	$3,579	$1,729	48.3%
Segment profit percentage	5.8%	5.2%	0.6%	11.9%

Second Quarter 2018 Compared to Second Quarter 2017
The Rail Products and Services segment sales increased by $22,537, or 32.5%, compared to the prior year period. The sales increase was driven by both our Rail Technologies and Rail Products businesses of $12,604 and $9,933, respectively. The segment continued to capitalize on opportunities with transit agencies who are expanding to serve further geographic areas and increase passenger traffic both domestically and in Europe. The growth was also attributable to North American Class 1 freight rail spending as activity continued to remain strong through the quarter.

The Rail Products and Services segment profit increased by $1,729 to 5.8% of net sales. The increase was primarily attributable to non-GAAP gross profit which increased by $2,434, or 17.4%, as a result of increased volume in both our North American and European markets. Selling and administrative expenses as a percent of sales were reduced 270 bps compared to the prior year quarter.

During the current quarter, the Rail Products and Services segment had an increase in new orders of 110.3% compared to the prior year period. Additionally, backlog was $126,856 at June 30, 2018, an increase of 61.7%, compared to $78,460 at June 30, 2017. The Company continues to be encouraged by positive trends from increasing carloads in the North American freight rail market and strength in transit system projects expanding globally.

Construction Products

	Three Months Ended June 30,		Decrease	Percent Decrease
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net sales	$42,207	$45,465	$(3,258)	(7.2)%
Segment profit	$2,857	$5,105	$(2,248)	(44.0)%
Segment profit percentage	6.8%	11.2%	(4.5)%	(39.7)%

Second Quarter 2018 Compared to Second Quarter 2017
The Construction Products segment sales decreased by $3,258, or 7.2%, compared to the prior year period. Piling sales declined year over year as the Company continued to experience declining new orders within this market. Partially offsetting the reduction was an increase in Precast Concrete Products, which continued to be favorably impacted by increasing precast building sales to federal and city agencies.

The Construction Products segment profit decreased by $2,248, or 44.0%. The decrease was related to our Piling and Fabricated Bridge business unit. Non-GAAP gross profit decreased by $1,946, or 21.6%, which was primarily related to aggressive market conditions impacting pricing on first quarter 2018 order activity that was fulfilled during the second quarter of 2018 within Piling. The Fabricated Bridge decline was impacted by a project mix that did not include a mega project, such as the Peace Bridge project in the 2017 period. Partially offsetting the decrease was a $609, or 18.9%, increase in Precast Concrete Products non-GAAP gross profit.

During the quarter, the Construction Products segment had a decrease in new orders of 5.4% compared to the prior year period. While sales and profit reductions were experienced during the quarter, the Company continues to be encouraged by its strong backlog.

Tubular and Energy Services

	Three Months Ended June 30,		Increase	Percent Increase
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net sales	$38,799	$30,048	$8,751	29.1%
Segment profit (loss)	$4,545	$(126)	$4,671	3,707.1%
Segment profit (loss) percentage	11.7%	(0.4)%	12.1%	2,893.6%

Second Quarter 2018 Compared to Second Quarter 2017
Tubular and Energy Services segment sales increased by $8,751, or 29.1%, compared to the prior year period. The increase was due to improvements from each of the business units within the segment, as compared to the prior year period. This was supported by strong orders within both the upstream and midstream businesses.

Tubular and Energy Services segment profit increased by $4,671 compared to the prior year quarter. The quarter was favorably impacted by a $229, or 5.0%, reduction in selling and administrative expenses, which was partially offset by a $269 loss on the sale of land during the quarter. Non-GAAP gross profit increased by $4,442, or 85.1%, which was supported by growth in both our upstream and midstream offerings.

The Tubular and Energy Services segment had an increase of less than 1.0% in new orders compared to the prior year period. Orders for Test, Inspection, and Threading increased by 17.0% and Protective Coatings and Measurement Systems decreased by 10.9%. The Company remains encouraged as the upstream and midstream oil and gas markets continue to recover.

Six Month Results

Six months ended June 30, 2018	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Segment profit	$7,356	$2,875	$6,430	$16,661
Segment and allocated selling and administrative	19,106	8,162	7,885	35,153
Amortization expense	1,913	75	1,572	3,560
Non-GAAP segment gross profit	$28,375	$11,112	$15,887	$55,374

Six months ended June 30, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Segment profit (loss)	$4,402	$6,771	$(806)	$10,367
Segment and allocated selling and administrative	19,014	8,213	8,656	35,883
Amortization expense	1,807	75	1,572	3,454
Non-GAAP segment gross profit	$25,223	$15,059	$9,422	$49,704

			Percent of Total Net Sales		Percent Increase/ (Decrease)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017	2018 vs. 2017
Net Sales:
Rail Products and Services	$154,054	$125,827	52.2%	47.7%	22.4%
Construction Products	71,107	82,787	24.1	31.4	(14.1)
Tubular and Energy Services	70,183	54,948	23.7	20.9	27.7
Total net sales	$295,344	$263,562	100.0%	100.0%	12.1%

			Non-GAAP / Reported Gross Profit Percentage		Percent Increase/ (Decrease)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017	2018 vs. 2017
Gross Profit:
Non-GAAP Rail Products and Services	$28,375	$25,223	18.4%	20.0%	12.5%
Non-GAAP Construction Products	11,112	15,059	15.6	18.2	(26.2)
Non-GAAP Tubular and Energy Services	15,887	9,422	22.6	17.1	68.6
Non-GAAP Segment gross profit	55,374	49,704
LIFO expense	(713)	(181)	(0.2)	(0.1)	**
Other	(119)	(535)	—	(0.2)	77.8
Total gross profit	$54,542	$48,988	18.5%	18.6%	11.3%
					Percent Increase/ (Decrease)
			Percent of Total Net Sales
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017	2018 vs. 2017
Expenses:
Selling and administrative expenses	$43,826	$39,805	14.8%	15.1%	10.1%
Amortization expense	3,560	3,454	1.2	1.3	3.1
Interest expense	3,612	4,289	1.2	1.6	(15.8)
Interest income	(95)	(110)	—	—	13.6
Equity in loss of nonconsolidated investments	3	55	—	—	(94.5)
Other income	(480)	(13)	(0.2)	—	**
Total expenses	$50,426	$47,480	17.1%	18.0%	6.2%
Income before income taxes	$4,116	$1,508	1.4%	0.6%	172.9%
Income tax expense	1,198	906	0.4	0.3	32.2
Net income	$2,918	$602	1.0%	0.2%	**

**	Results of calculations are not considered meaningful for presentation purposes.

First Six Months 2018 Compared to First Six Months 2017 – Company Analysis
Net sales of $295,344 for the period ended June 30, 2018 increased by $31,782, or 12.1%, compared to the prior year period. The change was attributable to increases of 27.7% and 22.4%, in Tubular and Energy Services and Rail Products and Services, respectively. This was partially offset by a 14.1% reduction in Construction Products.

Gross profit increased $5,554 compared to the prior year quarter to $54,542 for the six months ended June 30, 2018. Gross profit margin for the six months ended June 30, 2018 was 18.5%, or 10 bps, lower than the prior year period. The decline in gross profit margin was due to a decrease in non-GAAP segment gross profit margin of of 260 bps and 160 bps within Construction Products and Rail Products and Services, respectively. This was partially offset by an increase in non-GAAP segment gross profit margin of 550 bps within Tubular and Energy Services.

Selling and administrative expenses increased by $4,021 or 10.1% from the prior year. The increase was primarily driven by changes in personnel-related expenses of $2,881 and litigation costs related to the UPRR matter of $2,790. The increase was partially offset by a reduction in bad debt expense of $1,248. As a percent of sales, selling and administrative expenses declined 30 bps compared to the prior year period.

Interest expense, net of interest income, decreased by $662, or 15.8%, as a result of the reduction in outstanding debt. Other income increased $467 which primarily relates to gains on foreign exchange as the United States Dollar has strengthened compared to the Canadian Dollar during the current period versus the prior year period.

The Company’s effective income tax rate for the six months ended June 30, 2018 was 29.1%, compared to 60.1% in the prior year period. For the six months ended June 30, 2018, the Company recorded a tax expense of $1,198, compared to $906 in the six months ended June 30, 2017. Due to the full valuation allowance on domestic deferred tax assets, the Company's tax provision for the six months ended June 30, 2018 does not reflect any tax benefit for domestic pre-tax losses, and is primarily comprised of taxes related to our Canadian and United Kingdom operations.

Net income for the six months ended June 30, 2018 was $2,918, or $0.28 per diluted share, compared to net income of $602, or $0.06 per diluted share, in the prior year period.

Results of Operations – Segment Analysis
Rail Products and Services

	Six Months Ended June 30,		Increase	Percent Increase
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net sales	$154,054	$125,827	$28,227	22.4%
Segment profit	$7,356	$4,402	$2,954	67.1%
Segment profit percentage	4.8%	3.5%	1.3%	36.5%

First Six Months 2018 Compared to First Six Months 2017
Rail Products and Services segment sales increased by $28,227, or 22.4%, compared to the prior year period. The sales increase was primarily driven by a $14,620 increase in our North American operations, as transit rail infrastructure and Class 1 freight rail activity remained strong. The growth was also attributable to our European business, increasing $13,607, which continued to capitalize on opportunities with transit agencies who are expanding to serve further geographic areas and increase passenger traffic.

The Rail Products and Services segment profit increased by $2,954 to 4.8% of net sales. Non-GAAP gross profit increased by $3,152, or 12.5%, as a result of increased volume in both our North American and European markets. Cost containment favorably impacted segment profit as selling and administrative expenses as a percent of sales were reduced 270 bps compared to the prior year period.

During the six months ended June 30, 2018, the Rail Products and Services segment had an increase in new orders of 49.2% compared to the prior year period. Backlog was $126,856 at June 30, 2018, an increase of 61.7%, compared to $78,460 at June 30, 2017. The Company is encouraged by continuing positive trends from increasing carloads in the North American freight rail market and strength in transit system projects expanding globally.

Construction Products

	Six Months Ended June 30,		Decrease	Percent Decrease
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net sales	$71,107	$82,787	$(11,680)	(14.1)%
Segment profit	$2,875	$6,771	$(3,896)	(57.5)%
Segment profit percentage	4.0%	8.2%	(4.1)%	(50.6)%

First Six Months 2018 Compared to First Six Months 2017
Construction Products segment sales decreased by $11,680, or 14.1%, compared to the prior year period. Piling sales declined year over year due to lower new order activity through the first half of 2018. Fabricated Bridge sales declined due to reduced activity on the Peace Bridge project compared to the prior year period. Partially offsetting the reductions was an increase in Precast Concrete Products, which continued to be favorably impacted by increasing building sales to federal and city agencies.

The Construction Products segment profit decreased by $3,896, or 57.5%. The decrease was primarily within the Piling and Fabricated Bridge business unit, which was partially offset by decreased selling and administrative expenses. Non-GAAP gross profit decreased by $3,947, or 26.2%, which was primarily a result of aggressive market conditions impacting pricing on first quarter 2018 order activity that was fulfilled during the first six months of 2018 within Piling. Fabricated Bridge was impacted by project mix in the current year compared to the Peace Bridge mega project in 2017. Partially offsetting the reduction was a $970, or 21.5%, increase in Precast Concrete Products non-GAAP gross profit.

During the six months ended June 30, 2018, the Construction Products segment had a decrease in new orders of 1.0% compared to the prior year period. Ending backlog in the Construction segment increased by 9.1% to $82,405 from the prior year period. While sales and profit reductions were experienced during the period, the Company is encouraged by the strong backlog going into the second half of 2018.

Tubular and Energy Services

	Six Months Ended June 30,		Increase	Percent Increase
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net Sales	$70,183	$54,948	$15,235	27.7%
Segment profit (loss)	$6,430	$(806)	$7,236	897.8%
Segment profit (loss) percentage	9.2%	(1.5)%	10.6%	724.6%

First Six Months 2018 Compared to First Six Months 2017
Tubular and Energy Services segment sales increased by $15,235, or 27.7%, compared to the prior year period. The increase was due to improvements from each of the business units within the segment, as compared to the prior year period. This was supported by strong orders continuing within the upstream businesses.

Tubular and Energy Services segment profit increased by $7,236 compared to the prior year. The period was favorably impacted by a $771, or 8.9%, reduction in selling and administrative expenses. Non-GAAP gross profit increased by $6,465, or 68.6%, which was supported by growth in all business units within the segment. The growth was a result of increases in both volume and margin.

The Tubular and Energy Services segment had an increase in new orders of 4.9% for the six months ended June 30, 2018 compared to the prior year period. Backlog remained flat as compared to the prior year period. Orders for Test, Inspection, and Threading increased by 16.2% while Protective Coatings and Measurement Systems decreased by 2.9%. The Company remains encouraged as the upstream and midstream oil and gas markets continue to recover.

Other
Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	Backlog
	June 30, 2018	December 31, 2017	June 30, 2017
Rail Products and Services	$126,856	$68,850	$78,460
Construction Products	82,405	71,318	75,540
Tubular and Energy Services	21,991	26,737	22,023
Total Backlog	$231,252	$166,905	$176,023

While a considerable portion of our business is backlog-driven, certain product lines within the Rail Products and Services and Tubular and Energy Services segments are not driven by backlog and therefore have insignificant levels throughout the year.

Warranty
As of June 30, 2018, the Company maintained a total product warranty reserve of $8,705 for its estimate of all potential product warranty claims. Of this total, $7,668 reflects the current estimate of the Company’s exposure for potential concrete tie warranty claims. While the Company believes this is a reasonable estimate of its potential exposure related to identified concrete tie warranty matters, the Company may incur future charges associated with new customer claims or further development of information of existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on the Company’s results of operations and financial condition. See Note 14. Commitments and Contingent Liabilities of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources
Total debt was $99,037 and $129,966 as of June 30, 2018 and December 31, 2017, respectively, and was primarily comprised of borrowings under our revolving credit facility.

Our need for liquidity relates primarily to working capital requirements for operations, capital expenditures, joint venture capital obligations, and debt service obligations.

The change in cash and cash equivalents for the periods ended June 30 are as follows:

	June 30,
	2018	2017
Net cash provided by operating activities	$7,902	$29,921
Net cash provided by (used in) investing activities	270	(4,454)
Net cash used by financing activities	(31,240)	(21,678)
Effect of exchange rate changes on cash and cash equivalents	(1,339)	1,305
Net (decrease) increase in cash and cash equivalents	$(24,407)	$5,094

Cash Flow from Operating Activities
During the current 2018 six-month period, cash flows provided by operating activities were $7,902 compared to $29,921 during the prior year period. For the six months ended June 30, 2018, income and adjustments to income from operating activities provided $13,211 compared to $11,053 in the 2017 period. Working capital and other assets and liabilities used $5,309 in the current period compared to providing $18,868 in the prior year period. The decline in cash flows provided by operating activities is primarily a result of the increase in accounts receivable of $10,109 from the increased sales level and inventory of $4,051 due to our stronger anticipated revenue outlook for the second half of 2018. During the six months ended June 30, 2017, the Company received $11,773 from its 2016 and 2015 tax refunds.

The Company’s calculation for days sales outstanding at June 30, 2018 was 46 days compared to 50 days at December 31, 2017, and we believe our receivables portfolio is strong.

Cash Flow from Investing Activities
Capital expenditures for the six months ended June 30, 2018 and 2017 were $1,816 and $4,597, respectively. The current year expenditures relate to general plant and operational improvements. Expenditures for the six months ended June 30, 2017 related to expenditures for rail assets installed as part of a new long-term service contract and, to a lesser extent, general plant and operational improvements. During the six months ended June 30, 2018, the Company received $2,086 in proceeds from the sale of certain property, plant, and equipment as compared to $143 in the prior year period.

Cash Flow from Financing Activities
During the six months ended June 30, 2018, the Company had a decrease in outstanding debt of $30,930, primarily related to payments against the revolving credit facility. This reduction of debt was facilitated by the repatriation of $24,693 in excess cash from our international locations. During the six months ended June 30, 2017, the Company had a decrease in outstanding debt of $21,581, primarily related to payments against the revolving credit facility. Treasury stock acquisitions represent income tax withholdings from employees in connection with the vesting of restricted stock awards.

Financial Condition
As of June 30, 2018, we had $13,271 in cash and cash equivalents and a domestic credit facility with $71,708 of net availability while we had $99,037 in total debt. We believe this liquidity will provide the flexibility to operate the business in a prudent manner and enable us to continue to service our revolving credit facility.

Our cash management priority continues to be short-term maturities and the preservation of our principal balances. Approximately $12,408 of our cash and cash equivalents was held in non-domestic bank accounts.

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

The Second Amendment further provided for modifications to the financial covenants as defined in the Amended and Restated Credit Agreement. The Second Amendment calls for the elimination of the Maximum Leverage Ratio covenant through the quarter ended June 30, 2018. After that period, the Maximum Gross Leverage Ratio covenant will be reinstated to require a maximum ratio of 4.25 Consolidated Indebtedness to 1.00 Gross Leverage for the quarter ending September 30, 2018, and 3.75 to 1.00 for all periods thereafter until the maturity date of the credit facility. The Second Amendment also includes a Minimum Last Twelve Months EBITDA (as defined by the Amendment) covenant (“Minimum EBITDA”). For the quarter ended December 31, 2016 through the quarter ended June 30, 2017, the Minimum EBITDA must be at least $18,500. For each quarter thereafter, through the quarter ended June 30, 2018, the Minimum EBITDA requirement will increase by various increments. During the second quarter ended June 30, 2018, the rolling 12-month EBITDA calculation, as defined by the Amended and Restated Credit Agreement, was $41,515. At June 30, 2018, the Minimum EBITDA requirement will be $31,000. After the quarter ended June 30, 2018, the Minimum EBITDA covenant was eliminated through the remainder of the Amended and Restated Credit Agreement. The Second Amendment also includes a Minimum Fixed Charge Coverage Ratio covenant. The covenant represents the ratio of the Company’s fixed charges to the last twelve months of EBITDA, and is required to be a minimum of 1.00 to 1.00 through the quarter ended December 31, 2017 and 1.25 to 1.00 for each quarter thereafter through the maturity of the credit facility. The final financial covenant included in the Second Amendment is a Minimum Liquidity covenant which calls for a minimum of $25,000 in undrawn availability on the revolving credit loan at all times through the quarter ended June 30, 2018.

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

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017 at which point they effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. At June 30, 2018, the swap asset was $1,263 compared to $222 as of December 31, 2017.

Critical Accounting Policies
The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that, in its opinion, is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to reach opinions regarding estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has reached its opinions regarding the best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. We have updated our revenue recognition policies since December 31, 2017, in conjunction with our adoption of Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”) as further described in Note 3. Revenue of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. A summary of the Company’s critical accounting policies and estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include operating leases, purchase obligations, and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2017 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tabular Disclosure of Contractual Obligations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to these off-balance sheet arrangements during the current quarter. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.
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

For the six months ended June 30, 2018, a 1% change in the interest rate for variable rate debt as of June 30, 2018 would increase or decrease interest expense by approximately $618.

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

As of June 30, 2018 and December 31, 2017, the Company recorded a current asset of $1,263 and $222, respectively, related to its LIBOR-based interest rate swap agreements.

Foreign Currency Exchange Rate Risk
The Company is subject to exposures to changes in foreign currency exchange rates. The Company may manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the six-month periods ended June 30, 2018 and 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
On January 1, 2018, the Company adopted the standards of Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”). The adoption of ASC 606 had an immaterial effect on our financial statements, but required the Company to implement changes to our processes related to revenue recognition and the control activities within them. This included the development of new policies and procedures based on the five-step model provided in ASC 606, ongoing contract review processes, and implementation of processes to obtain information to the new disclosure requirements. There were no other changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Other than discussed below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. You should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018, which could materially affect our business, financial condition, financial results, or future performance. The risks described in our Annual Report on Form 10-K and quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition, and/or results of operations. Our earnings and sales could be affected by changes to international trade agreements in North America and elsewhere, including potential increases of import tariffs. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin, and net earnings.

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and other parties, including financial information, intellectual property, and personal identification information. Security breaches and other disruptions could compromise our information, expose us to liability, and harm our reputation and business. The steps we take to deter and mitigate these risks may not be successful. We may not have the resources or technical sophistication to anticipate or prevent current or rapidly evolving types of cyber-attacks. Data and security breaches can also occur as a result of non-technical issues, including an intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships. Federal, state, and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, and disclosure of personal information obtained from customers and individuals. The costs of compliance with, and other burdens imposed by, such data privacy laws and regulations, including those of the European Union and the United Kingdom which are, in some respects, more stringent than U.S. standards, could be significant. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, legal and financial exposure, negative impacts on our customers’ willingness to transact business with us, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s did not purchase equity securities for the three months ended June 30, 2018.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description

*10.1	Amended and Restated 2006 Omnibus Incentive Plan, effective as of May 24, 2018.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	July 31, 2018	By: /s/ James P. Maloney
James P. Maloney
Senior Vice President,
Chief Financial Officer, and Treasurer
(Duly Authorized Officer of Registrant)