Form 10-Q
period 2018-09-30
FOSTER L B CO
filed 2018-11-02
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2018
Common Stock, Par Value $0.01	10,562,832 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,586	$37,678
Accounts receivable - net	85,615	76,582
Inventories - net	107,200	97,543
Prepaid income tax	725	188
Other current assets	7,402	9,120
Total current assets	210,528	221,111
Property, plant, and equipment - net	87,894	96,096
Other assets:
Goodwill	19,449	19,785
Other intangibles - net	51,801	57,440
Investments	155	162
Other assets	719	1,962
TOTAL ASSETS	$370,546	$396,556
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,355	$52,404
Deferred revenue	12,384	10,136
Accrued payroll and employee benefits	11,052	11,888
Accrued warranty	9,363	8,682
Current maturities of long-term debt	630	656
Other accrued liabilities	9,157	9,764
Total current liabilities	114,941	93,530
Long-term debt	75,840	129,310
Deferred tax liabilities	7,864	9,744
Other long-term liabilities	16,813	17,493
Stockholders' equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at September 30, 2018 and December 31, 2017, 11,115,779; shares outstanding at September 30, 2018 and December 31, 2017, 10,366,007 and 10,340,576, respectively	111	111
Paid-in capital	47,042	45,017
Retained earnings	145,364	137,780
Treasury stock - at cost, 749,772 and 775,203 common stock shares at September 30, 2018 and December 31, 2017, respectively	(18,165)	(18,662)
Accumulated other comprehensive loss	(19,264)	(17,767)
Total stockholders' equity	155,088	146,479
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$370,546	$396,556

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Unaudited)		(Unaudited)
Sales of goods	$120,272	$103,058	$339,176	$318,414
Sales of services	46,822	28,434	123,262	76,640
Total net sales	167,094	131,492	462,438	395,054
Cost of goods sold	100,746	82,460	281,892	256,152
Cost of services sold	36,746	22,667	96,402	63,549
Total cost of sales	137,492	105,127	378,294	319,701
Gross profit	29,602	26,365	84,144	75,353
Selling and administrative expenses	21,662	20,218	65,488	60,023
Amortization expense	1,762	1,764	5,322	5,218
Interest expense	1,367	2,026	4,979	6,315
Interest income	(71)	(56)	(166)	(166)
Equity in loss (income) of nonconsolidated investments	4	(50)	7	5
Other expense (income)	153	(551)	(327)	(564)
Total expenses	24,877	23,351	75,303	70,831
Income before income taxes	4,725	3,014	8,841	4,522
Income tax (benefit) expense	(246)	(208)	952	698
Net income	$4,971	$3,222	$7,889	$3,824
Basic earnings per common share	$0.48	$0.31	$0.76	$0.37
Diluted earnings per common share	$0.47	$0.31	$0.75	$0.37

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Unaudited)		(Unaudited)
Net income	$4,971	$3,222	$7,889	$3,824
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(371)	2,412	(3,132)	5,528
Unrealized gain (loss) on cash flow hedges, net of tax expense of $0 for all periods	207	82	1,243	(119)
Reclassification of pension liability adjustments to earnings, net of tax expense of $0 for all periods*	137	114	392	335
Other comprehensive (loss) income	(27)	2,608	(1,497)	5,744
Comprehensive income	$4,944	$5,830	$6,392	$9,568

*	Reclassifications out of accumulated other comprehensive loss for pension obligations are charged to selling and administrative expenses.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2018	2017

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,889	$3,824
Adjustments to reconcile net income to cash provided (used) by operating activities:
Deferred income taxes	(1,796)	(648)
Depreciation	8,685	9,705
Amortization	5,322	5,218
Equity in loss of nonconsolidated investments	7	5
Loss (gain) on sales and disposals of property, plant, and equipment	498	(347)
Stock-based compensation	2,838	1,228
Change in operating assets and liabilities:
Accounts receivable	(10,634)	(11,899)
Inventories	(10,546)	(19,336)
Other current assets	(1,160)	(786)
Prepaid income tax	(3,025)	12,569
Other noncurrent assets	1,132	719
Accounts payable	19,604	22,017
Deferred revenue	2,278	3,339
Accrued payroll and employee benefits	(778)	2,734
Other current liabilities	2,287	(763)
Other long-term liabilities	(176)	(63)
Net cash provided by operating activities	22,425	27,516
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	2,267	1,388
Capital expenditures on property, plant, and equipment	(3,196)	(5,335)
Proceeds from sale of equity method investment	3,875	—
Repayment of revolving line of credit from equity method investment	1,235	—
Net cash provided by (used in) investing activities	4,181	(3,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(153,089)	(113,119)
Proceeds from debt	99,592	91,838
Treasury stock acquisitions	(316)	(103)
Net cash used in financing activities	(53,813)	(21,384)
Effect of exchange rate changes on cash and cash equivalents	(885)	2,460
Net (decrease) increase in cash and cash equivalents	(28,092)	4,645
Cash and cash equivalents at beginning of period	37,678	30,363
Cash and cash equivalents at end of period	$9,586	$35,008
Supplemental disclosure of cash flow information:
Interest paid	$4,468	$5,599
Income taxes paid (received)	$4,077	$(11,233)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share data)
1. FINANCIAL STATEMENTS
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals, unless otherwise stated herein) considered necessary for a fair presentation of the financial position of L.B. Foster Company and subsidiaries as of September 30, 2018 and December 31, 2017, its condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, and its statements of cash flows for the nine months ended September 30, 2018 and 2017, have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new accounting requirements include the accounting for, presentation of, and classification of leases. The guidance will result in most leases being capitalized as a right-of-use asset with a related balance sheet liability. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is in the process of analyzing the impact of ASU 2016-02 on our financial position. The Company has a significant number of operating leases, and, as a result, expects this guidance to have a material impact on its Condensed Consolidated Balance Sheet. The change will not affect the covenants of the Amended and Restated Credit Agreement dated March 13, 2015 and as amended by the Second Amendment dated November 7, 2016 as defined in Note 9. Long-Term Debt of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. The Company has gathered the agreements covered by ASU 2016-02 and will continue to evaluate the impact that ASU 2016-02 will have on its financial statements, related disclosures, and internal controls. Regular updates are provided to the Audit Committee regarding the progress and milestones of the adoption. The Company does not anticipate early adoption of ASU 2016-02.

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

The SEC Disclosure Update and Simplification release (“DUSTR”) adopted certain amendments in August 2018. While most of the amendments eliminate outdated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity in the notes to the financial statements or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. As a result, registrants will be required to provide the reconciliation for both the comparable quarterly and year-to-date periods in its Quarterly Report on Form 10-Q but only for the year-to-date periods in registration statements, beginning in the first quarter of 2019.

Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” (“ASC 605”). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the provisions of ASU 2014-09 on January 1, 2018, using the modified retrospective approach. Revenue from the Company's product and service sales continue to be recognized when products are shipped or services are rendered. Revenue from the Company's product and service sales provided under long-term agreements is recognized as the Company transfers control of the product or renders service to its customers, which approximates the previously used percentage-of-completion method of accounting. The adoption of ASU 2014-09 had no material effect on the Company's financial position, results of operations, cash flows, or backlog, and no adjustment to January 1, 2018 opening retained earnings was needed. The Company has presented the disclosures required by ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) in Note 3. Revenue of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Act enacted on December 22, 2017. The Company recognized estimated income tax effects of the Tax Act in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”). Refer to Note 15. Income Taxes of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information regarding the provisional amounts recorded by the Company as of December 31, 2017 through September 30, 2018.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715)” (“ASU 2017-07”), which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires that the entity report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and report the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement separately from the service cost component and not within income from operations. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2017-07 had no impact to the Company.

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
2. BUSINESS SEGMENTS
The Company is a leading manufacturer and distributor of products and services for transportation and energy infrastructure with locations in North America and Europe. The Company is organized and operates in three different operating segments: the Rail Products and Services segment, the Construction Products segment, and the Tubular and Energy Services segment. The segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred; (b) whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who makes decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. Operating segments are evaluated on their segment profit contribution to the Company's consolidated results. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis. The Company's segment accounting policies, unless otherwise noted, are the same as those described in the Note 2. Business Segments of the Notes to the Company's Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year-ended December 31, 2017.

The following table illustrates the Company's revenues and profit from operations by segment for the periods indicated:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products and Services	$84,517	$5,299	$62,095	$3,179
Construction Products	41,534	1,603	39,118	3,846
Tubular and Energy Services	41,043	4,274	30,279	2,093
Total	$167,094	$11,176	$131,492	$9,118

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products and Services	$238,571	$12,655	$187,922	$7,581
Construction Products	112,641	4,478	121,905	10,617
Tubular and Energy Services	111,226	10,704	85,227	1,287
Total	$462,438	$27,837	$395,054	$19,485

Segment profit from operations, as shown above, includes allocated corporate operating expenses. Prior to January 1, 2018, the allocation of corporate operating expenses reflected a cost of capital for the assets used in each segment at a rate of generally 1% per month. In 2018, operating expenses related to corporate headquarter functions that directly support the segment activity are allocated based on segment headcount, revenue contribution, or activity of the business units within the segments, based on the corporate activity type provided to the segment. The expense allocation excludes certain corporate costs that are separately managed from the segments. The prior year periods have been updated to reflect the change in allocating corporate operating expenses.

Management believes the current allocation of corporate operating expenses provides a more accurate presentation of how the segments utilize corporate support activities as compared to the cost of capital method previously used. This provides the CODM more meaningful segment profitability reporting to support operating decisions and the allocation of resources.

The following table provides a reconciliation of segment net profit from operations to the Company’s consolidated total:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Profit for reportable segments	$11,176	$9,118	$27,837	$19,485
Interest expense	(1,367)	(2,026)	(4,979)	(6,315)
Interest income	71	56	166	166
Other (expense) income	(153)	551	327	564
LIFO expense	(1,701)	(1,552)	(2,414)	(1,733)
Equity in (loss) income of nonconsolidated investments	(4)	50	(7)	(5)
Unallocated corporate expenses and other unallocated charges	(3,297)	(3,183)	(12,089)	(7,640)
Income before income taxes	$4,725	$3,014	$8,841	$4,522

The following table illustrates assets of the Company by segment:

	September 30, 2018	December 31, 2017
Rail Products and Services	$171,183	$192,038
Construction Products	92,996	83,154
Tubular and Energy Services	90,984	100,706
Unallocated corporate assets	15,383	20,658
Total	$370,546	$396,556

3. REVENUE
On January 1, 2018, the Company adopted ASU 2014-09, and all the related amendments using the modified retrospective approach, which did not result in any changes to the previously reported financial information. The updates related to ASU 2014-09 were applied only to contracts that were not complete as of January 1, 2018.

The Company’s revenues are comprised of product and service sales, including products and services provided under long-term agreements with its customers. All revenue is recognized when the Company satisfies its performance obligations under the contract, either implicit or explicit, by transferring the promised product or rendering a service to its customer either when or as its customer obtains control of the product or the service is rendered. A performance obligation is a promise in a contract to transfer a distinct product or render a service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer products or render services is not separately identifiable from other promises in the contract and, therefore, not distinct. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. Revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales, value added, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are included in cost of goods sold.

The Company’s performance obligations under long-term agreements with its customers are generally satisfied as over time. Over time revenue is primarily comprised of transit infrastructure projects within Rail Products and Rail Technologies, long-term bridge projects within Piling and Fabricated Bridge, precast concrete buildings within Precast Concrete Products, and custom precision metering systems within Protective Coatings and Measurement Solutions. Revenue from products or services provided to customers over time accounted for 26.8% and 24.0% of revenue for the three months ended September 30, 2018 and 2017, respectively, and 25.2% and 23.3% of revenue for the nine months ended September 30, 2018 and 2017, respectively. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Revenue recognized over time using an input measure was $33,225 and $20,447 for the three months ended September 30, 2018 and 2017, respectively, and $87,369 and $61,892 for the nine months ended September 30, 2018 and 2017, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $11,510 and $11,096 for the three months ended September 30, 2018 and 2017, respectively, and $29,064 and $30,108 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, the Company had contract assets of $27,796 and $25,320, respectively, that were recorded in inventory within the Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, the Company had contract liabilities of $2,423 and $1,420, respectively, that were recorded in deferred revenue within the Condensed Consolidated Balance Sheets.

Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, cost and availability of materials, and timing of funding by customers. The nature of these long-term agreements may give rise to several types of variable consideration, such as claims, awards, and incentive fees. Historically, these amounts of variable consideration have not been considered significant. Contract estimates may include additional revenue for submitted contract modifications if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at that time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. Changes in judgments related to the estimates above could impact the timing and amount of revenue recognized and, accordingly, the timing and amount of associated income. In the event that a contract loss becomes known, the entire amount of the estimated loss is recognized in the Condensed Consolidated Statements of Operations.

The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time, which is inherent in all major product and service categories. Point in time revenue accounted for 73.2% and 76.0% of revenue for the three months ended September 30, 2018 and 2017, respectively, and 74.8% and 76.7% of revenue for the nine months ended September 30, 2018 and 2017, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at a designated physical location.

The following table summarizes the Company's net sales by major product and service category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rail Products	$49,234	$36,297	$139,600	$115,061
Rail Technologies	35,283	25,798	98,971	72,861
Rail Products and Services	84,517	62,095	238,571	187,922
Piling and Fabricated Bridge	26,798	24,186	71,505	83,016
Precast Concrete Products	14,736	14,932	41,136	38,889
Construction Products	41,534	39,118	112,641	121,905
Test, Inspection, and Threading	15,296	13,729	44,517	37,661
Protective Coatings and Measurement Solutions	25,747	16,550	66,709	47,566
Tubular and Energy Services	41,043	30,279	111,226	85,227
Total net sales	$167,094	$131,492	$462,438	$395,054

Net sales by the timing of the transfer of goods and services is as follows:

Three Months Ended September 30, 2018	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$61,426	$27,459	$33,474	$122,359
Over time	23,091	14,075	7,569	44,735
Total net sales	$84,517	$41,534	$41,043	$167,094

Three Months Ended September 30, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$51,043	$22,768	$26,138	$99,949
Over time	11,052	16,350	4,141	31,543
Total net sales	$62,095	$39,118	$30,279	$131,492

Nine Months Ended September 30, 2018	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$176,592	$74,581	$94,832	$346,005
Over time	61,979	38,060	16,394	116,433
Total net sales	$238,571	$112,641	$111,226	$462,438

Nine Months Ended September 30, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$153,707	$76,158	$73,189	$303,054
Over time	34,215	45,747	12,038	92,000
Total net sales	$187,922	$121,905	$85,227	$395,054

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets, included in inventory), and billings in excess of costs (contract liabilities, included in deferred revenue) on the Condensed Consolidated Balance Sheets.

Significant changes in contract assets during the nine months ended September 30, 2018 include transfers to receivables from contract assets recognized at the beginning of the period of $14,528. Significant changes in contract liabilities during the nine months ended September 30, 2018 included $1,146 of revenue recognized that was included in the contract liability at the beginning of the period, and increases of $1,754 due to billings in excess of costs, excluding amounts recognized as revenue during the period.

As of September 30, 2018, the Company had approximately $251,617 of remaining performance obligations, which is also referred to as backlog. Approximately 10.0% of the September 30, 2018 backlog is related to projects that are anticipated to extend beyond September 30, 2019.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance as of December 31, 2017	$14,638	$5,147	$—	$19,785
Foreign currency translation impact	(336)	—	—	(336)
Balance as of September 30, 2018	$14,302	$5,147	$—	$19,449

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. No interim goodwill impairment test was required in connection with the evaluation of qualitative factors as of September 30, 2018. The Company continues to monitor the recoverability of the long-lived assets associated with certain reporting units of the Company and their long-term financial projections. Sustained declines in the markets we serve may result in future long-lived asset impairment.

The following table represents the gross balances of other intangible asset by reportable segment:

	September 30, 2018	December 31, 2017
Rail Products and Services*	$57,151	$57,654
Construction Products	1,348	1,348
Tubular and Energy Services	29,179	29,179
	$87,678	$88,181
* Gross balances include the impact of foreign currency translation adjustments.

The components of the Company’s intangible assets were as follows:

	September 30, 2018
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,215	$(3,757)	$458
Patents	10	379	(172)	207
Customer relationships	18	37,333	(10,869)	26,464
Trademarks and trade names	14	10,057	(4,710)	5,347
Technology	14	35,694	(16,369)	19,325
		$87,678	$(35,877)	$51,801

	December 31, 2017
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,238	$(3,100)	$1,138
Patents	10	389	(164)	225
Customer relationships	17	37,679	(9,171)	28,508
Trademarks and trade names	14	10,085	(4,091)	5,994
Technology	14	35,790	(14,215)	21,575
		$88,181	$(30,741)	$57,440

Intangible assets are amortized over their useful lives, which range from 4 to 25 years, with a total weighted average amortization period of approximately 15 years as of September 30, 2018. Amortization expense was $1,762 and $1,764 for the three months ended September 30, 2018 and 2017, respectively, and $5,322 and $5,218 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, estimated amortization expense for the remainder of 2018 and thereafter was as follows:

Amortization Expense
Remainder of 2018	$1,667
2019	6,262
2020	5,942
2021	5,923
2022	5,881
2023 and thereafter	26,126
$51,801

5. ACCOUNTS RECEIVABLE
Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable as of September 30, 2018 and December 31, 2017 have been reduced by an allowance for doubtful accounts of $1,297 and $2,151, respectively. Changes in reserves for uncollectable accounts are recorded as part of selling and administrative expenses in the Condensed Consolidated Statements of Operations, and were income of $268 and expense of $208 for the three months ended September 30, 2018 and 2017, respectively, and income of $987 and expense of $737 for the nine months ended September 30, 2018 and 2017, respectively.
6. INVENTORIES
Inventories as of September 30, 2018 and December 31, 2017 are summarized in the following table:

	September 30, 2018	December 31, 2017
Finished goods	$55,988	$55,846
Contract assets	27,796	25,320
Work-in-process	8,364	4,059
Raw materials	22,653	17,505
Total inventories at current costs	114,801	102,730
Less LIFO reserve	(7,601)	(5,187)
	$107,200	$97,543

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

7. PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Land	$12,535	$14,869
Improvements to land and leaseholds	17,482	17,415
Buildings	34,860	34,929
Machinery and equipment, including equipment under capitalized leases	120,671	120,806
Construction in progress	2,724	1,057
	188,272	189,076
Less accumulated depreciation and amortization, including accumulated amortization of capitalized leases	(100,378)	(92,980)
	$87,894	$96,096

Depreciation expense for the three months ended September 30, 2018 and 2017 was $2,803 and $3,178, respectively, and $8,685 and $9,705 for the nine months ended September 30, 2018 and 2017, respectively.

We review our property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no impairments of property, plant, and equipment during the nine months ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018, the Company sold 54.5 acres of land in exchange for cash proceeds of $2,047, resulting in a loss of $269.

8. INVESTMENTS
During the quarter ended September 30, 2017, pursuant to the limited liability company agreement, the Company determined to sell its 45% ownership interest in L B Pipe and Coupling Products, LLC (“L B Pipe JV”) to the other 45% equity holder. The Company concluded that it had met the criteria under applicable guidance for a long-lived asset to be held for sale, and, accordingly, reclassified its L B Pipe JV investment of $4,288 as a current asset held for sale within other current assets. The asset was subsequently remeasured to its fair market value of $3,875. The difference between the fair market value and the Company's carrying amount of $413 was recorded as an other-than-temporary impairment during 2017.

On August 1, 2018, the Company executed the sale of its 45% ownership interest in L B Pipe JV. Under the terms of the agreement, the Company received payment of $3,875 for its 45% ownership interest and $1,235, plus $159 in accrued interest, as repayment of the outstanding revolving line of credit.

As of September 30, 2018 and December 31, 2017, the Company had a nonconsolidated equity method investment of $155 and $162, respectively.

The Company recorded equity in the income of L B Pipe JV of $0 and $434 for the three months ended September 30, 2018 and 2017, respectively, and $0 and $386, respectively, for the nine months ended September 30, 2018 and 2017.

During 2016, the Company and the other 45% member each executed a revolving line of credit with L B Pipe JV with an available limit of $1,350. The Company and the other 45% member each loaned $1,235 to L B Pipe JV in an effort to maintain compliance with L B Pipe JV’s debt covenants with an unaffiliated bank. The Company received its outstanding loan balance, including accrued interest, at the August 1, 2018 sale date.

The Company’s exposure to loss results from its capital contributions and loans, net of the Company’s share of L B Pipe JV’s income or loss, and its net investment in the direct financing lease covering the facility used by L B Pipe JV for its operations.

The carrying amounts with the Company’s maximum exposure to loss as of September 30, 2018 and December 31, 2017, respectively, were as follows:

	September 30, 2018	December 31, 2017
L B Pipe JV investment	$—	$3,875
Revolving line of credit	—	1,235
Net investment in direct financing lease	602	735
	$602	$5,845

The Company is leasing five acres of land and two facilities to L B Pipe JV. Subsequent to the Company's sale of its 45% ownership interest in L B Pipe JV, the Company and L B Pipe JV agreed upon a lease extension through June 30, 2020, with no further renewal period. The current monthly lease payments approximate $17, with a balloon payment of approximately $488, which is required to be paid on or before April 1, 2019. This lease qualifies as a direct financing lease under the applicable guidance in ASC 840-30, “Leases.”

The following is a schedule as of September 30, 2018 of the direct financing minimum lease payments for the remainder of 2018 and the year 2019:

Minimum Lease Payments
Remainder of 2018	$35
2019	567
$602

9. LONG-TERM DEBT
North America
Long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
Revolving credit facility	$75,401	$128,470
Capital leases and financing agreements	1,069	1,496
Total	76,470	129,966
Less current maturities	(630)	(656)
Long-term portion	$75,840	$129,310

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

The Second Amendment further provided for modifications to the financial covenants as defined in the Amended and Restated Credit Agreement. The Second Amendment calls for the elimination of the Maximum Leverage Ratio covenant through the quarter ended June 30, 2018. After that period, the Maximum Gross Leverage Ratio covenant will be reinstated to require a maximum ratio of 4.25 Consolidated Indebtedness to 1.00 Gross Leverage for the quarter ended September 30, 2018, and 3.75 to 1.00 for all periods thereafter until the maturity date of the credit facility. The Second Amendment also includes a Minimum Last Twelve Months EBITDA covenant (“Minimum EBITDA”). For the quarter ended December 31, 2016 through the quarter ended June 30, 2017, the Minimum EBITDA had to be at least $18,500. For each quarter thereafter, through the quarter ended June 30, 2018, the Minimum EBITDA requirement increased by various increments. On June 30, 2018, the Minimum EBITDA requirement was $31,000. After the quarter ended June 30, 2018, the Minimum EBITDA covenant was eliminated through the remainder of the Amended and Restated Credit Agreement. The Second Amendment also includes a Minimum Fixed Charge

Coverage Ratio covenant. The covenant represents the ratio of the Company’s fixed charges to the last twelve months of EBITDA, and is required to be a minimum of 1.00 to 1.00 through the quarter ended December 31, 2017 and 1.25 to 1.00 for each quarter thereafter through the maturity of the credit facility. The final financial covenant included in the Second Amendment was a Minimum Liquidity covenant which called for a minimum of $25,000 in undrawn availability on the revolving credit loan at all times through the quarter ended June 30, 2018.

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

As of September 30, 2018, L.B. Foster was in compliance with the Second Amendment’s covenants.

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

As of September 30, 2018, L.B. Foster had outstanding letters of credit of approximately $425 and had net available borrowing capacity of $119,174. The maturity date of the facility is March 13, 2020.

United Kingdom
A subsidiary of the Company has a credit facility with NatWest Bank for its United Kingdom operations, which includes an overdraft availability of £1,500 pounds sterling (approximately $1,955 as of September 30, 2018). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The variable interest rate on this facility is the financial institution’s base rate plus 2.50%. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of September 30, 2018. There was approximately $319 in outstanding guarantees (as defined in the underlying agreement) as of September 30, 2018. This credit facility was renewed during the third quarter of 2018 with all underlying terms and conditions remaining unchanged as a result of the renewal. It is the Company’s intention to renew this credit facility with NatWest Bank during the annual review within the third quarter of 2019.

The United Kingdom credit facility contains certain financial covenants that require the subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of September 30, 2018. The subsidiary had available borrowing capacity of $1,636 as of September 30, 2018.
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

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of September 30, 2018, the interest rate swaps were recorded within other current assets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$17	$17	$—	$—	$17	$17	$—	$—
Interest rate swaps	1,476	—	1,476	—	222	—	222	—
Total assets	$1,493	$17	$1,476	$—	$239	$17	$222	$—

The interest rate swaps are accounted for as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate of our debt. The gains and losses related to the interest rate swaps are reclassified from accumulated other comprehensive loss and included in interest income or expense in our Condensed Consolidated Statements of Operations as the interest expense from our debt is recognized. For the three months ended September 30, 2018 and 2017, interest income from interest rate swaps was $18 and expense of $98, respectively. Interest expense from the interest rate swaps was $16 and $302 for the nine months ended September 30, 2018 and 2017, respectively.

In accordance with the provisions of ASC 820, "Fair Value Measurement," the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis.
11. EARNINGS PER COMMON SHARE
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per common share:
Net income	$4,971	$3,222	$7,889	$3,824
Denominator:
Weighted average shares outstanding	10,365	10,341	10,361	10,332
Denominator for basic earnings per common share	10,365	10,341	10,361	10,332
Effect of dilutive securities:
Stock compensation plans	124	138	120	103
Dilutive potential common shares	124	138	120	103
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding	10,489	10,479	10,481	10,435
Basic earnings per common share	$0.48	$0.31	$0.76	$0.37
Diluted earnings per common share	$0.47	$0.31	$0.75	$0.37

12. STOCK-BASED COMPENSATION
The Company applies the provisions of ASC 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense related to fully-vested stock awards, restricted stock awards, and performance share units of $934 and $503 for the three-month periods ended September 30, 2018 and 2017, respectively, and $2,838 and $1,228 for the nine-month periods ended September 30, 2018 and 2017, respectively. As of September 30, 2018, unrecognized compensation expense for awards that the Company expects to vest approximated $4,647. The Company will recognize this expense over the upcoming 3.6 years through April 2022.

Shares issued as a result of vested stock-based compensation awards generally will be from previously issued shares that have been reacquired by the Company and held as treasury stock or authorized and previously unissued common stock.

Restricted Stock Awards and Performance Share Units
Under the 2006 Omnibus Plan, the Company grants eligible employees restricted stock and performance share units. The forfeitable restricted stock awards granted prior to March 2015 generally time-vest after a four-year period, and those granted subsequent to March 2015 generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock agreement. Since May 2018, awards of restricted stock are subject to a minimum one-year vesting period, including those granted to non-employee directors. Prior to May 2018, awards to non-employee directors were made in fully-vested shares. Performance share units are offered annually under separate three-year long-term incentive programs. Performance share units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples, as defined in the underlying program. If the Company’s estimate of the number of performance share units expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

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
The following table summarizes the restricted stock award, deferred stock units, and performance share units activity for the nine months ended September 30, 2018:

	Restricted Stock	Deferred Stock Units	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2017	186,806	26,860	181,341	$16.53
Granted	62,320	14,914	65,421	27.05
Vested	(36,876)	—	—	28.07
Adjustment for incentive awards expected to vest	—	—	48,888	27.96
Cancelled and forfeited	(15,425)	—	(11,880)	16.73
Outstanding as of September 30, 2018	196,825	41,774	283,770	$18.57

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

The Company maintains two defined contribution plans for its employees in Canada, as well as one post-retirement benefit plan. The Company also maintains two defined contribution plans and one defined benefit plan for its employees in the United Kingdom.

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three- and nine-month periods ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$155	$171	$466	$513
Expected return on plan assets	(213)	(178)	(640)	(533)
Recognized net actuarial loss	24	33	72	98
Net periodic pension (income) cost	$(34)	$26	$(102)	$78

The Company does not expect to contribute to its United States defined benefit pension plan in 2018.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three- and nine-month periods ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$51	$56	$153	$168
Expected return on plan assets	(70)	(67)	(210)	(201)
Amortization of prior service costs and transition amount	5	4	15	12
Recognized net actuarial loss	48	72	144	216
Net periodic pension cost	$34	$65	$102	$195

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates contributions of approximately $244 to the United Kingdom Rail Technologies pension plan during 2018. For the nine months ended September 30, 2018, the Company contributed approximately $189 to the plan.

Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$766	$415	$2,080	$1,276
Canada	23	53	91	167
United Kingdom	114	93	328	306
	$903	$561	$2,499	$1,749

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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2017	$8,682
Additions to warranty liability	1,452
Warranty liability utilized	(771)
Balance as of September 30, 2018	$9,363

Included within the above table are concrete tie warranty reserves of approximately $7,701 and $7,595 as of September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018, the Company incurred a charge of $611 within our Rail Products and Services segment related to a commercial decision to support a customer concern related to a previous project.

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

2018
By Fourth Amended Scheduling Order dated March 21, 2018, certain interim pretrial deadlines for the close of discovery and various submittals were changed but the October 1, 2018 trial date set forth in UPRR's Second Amended Notice of Trial under the prior Third Amended Scheduling Order remained in place. By Order dated August 20, 2018, the Fourth Amended Scheduling Order was amended to reschedule the trial date from October 1, 2018 to April 29, 2019, establish a January 21, 2019 deadline for the completion of fact discovery, and change the other interim pretrial deadlines. During the first six months ended June 30, 2018, the Company continued fact discovery and prepared and exchanged expert reports. During the second and third quarters, the Company engaged and intends to continue to engage in both trial preparation efforts and also discussions and efforts with UPRR to resolve the matter. However, we cannot predict that such discussions will be successful, or that the results of the litigation with UPRR, or any settlement or judgment amounts, will reasonably approximate our estimated accruals for loss contingencies. Future potential costs pertaining to UPRR’s claims and the outcome of the UPRR litigation could result in a material adverse effect on our results of operations, financial condition, and cash flows.

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

As of September 30, 2018 and December 31, 2017, the Company maintained environmental reserves approximating $6,137 and $6,144, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance as of December 31, 2017	$6,144
Additions to environmental obligations	53
Environmental obligations utilized	(60)
Balance as of September 30, 2018	$6,137

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity as of September 30, 2018.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment as of September 30, 2018, no such disclosures were considered necessary.
15. INCOME TAXES
For the three months ended September 30, 2018 and 2017, the Company recorded an income tax benefit of $246 and $208 on pre-tax income of $4,725 and $3,014 for an effective income tax rate of (5.2)% and (6.9)%, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded an income tax expense of $952 and $698 on pre-tax income of $8,841 and $4,522 for an effective income tax rate of 10.8% and 15.4%, respectively. The Company's tax provision for the three and nine months ended September 30, 2018 is primarily comprised of taxes on our Canadian and United Kingdom operations. However, as a result of the U.S. consolidated group's current year income, the Company's estimated annual effective tax rate was adjusted during the third quarter to include the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance. The Company continued to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year. Changes in pre-tax income projections and the mix of income across jurisdictions could also impact the effective income tax rate.

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

During the nine-month period ended September 30, 2018, there were no changes made to the provisional amounts recognized in 2017. The Company will continue to analyze the effects of the Tax Act on its Condensed Consolidated Financial Statements. Additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period provided for in SAB No. 118, which extends up to one year from the enactment date. The final impact of the Tax Act may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in the Company’s interpretation of the Tax Act, legislative or administrative actions to clarify the intent of the statutory language provided that differ from the Company’s current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates utilized to calculate the impacts.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations; the outcome of litigation and product warranty claims; decisions regarding our strategic growth initiatives, market position, and product development; all of which are based on current estimates that involve inherent risks and uncertainties. The Company has based these forward-looking statements on current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: environmental matters, including any costs associated with any remediation and monitoring; a resumption of the economic slowdown we experienced in previous years in the markets we serve; the risk of doing business in international markets; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses and realize anticipated benefits; costs of and impacts associated with shareholder activism; a decrease in freight or passenger rail traffic; the timeliness and availability of materials from our major suppliers as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers' concerns about conflict minerals; labor disputes; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact these amounts, including as a result of any interpretations, regulatory actions, and amendments to the Tax Cuts and Jobs Act (the “Tax Act”); foreign currency fluctuations; inflation; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s pending exit from the European Union; sustained declines in energy prices; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the ultimate number of concrete ties that will have to be replaced pursuant to the previously disclosed product warranty claim of the Union Pacific Railroad (“UPRR”) and an overall resolution of the related contract claims as well as the possible costs associated with the outcome of the lawsuit filed by the UPRR; the loss of future revenues from current customers; and risks inherent in litigation. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ending December 31, 2017, as updated and amended by Item 1A “Risk Factors,” in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

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

Results of the Quarter

Three months ended September 30, 2018	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Segment profit	$5,299	$1,603	$4,274	$11,176
Segment and allocated selling and administrative	10,250	4,172	4,096	18,518
Amortization expense	938	38	786	1,762
Non-GAAP segment gross profit	$16,487	$5,813	$9,156	$31,456

Three months ended September 30, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Segment profit	$3,179	$3,846	$2,093	$9,118
Segment and allocated selling and administrative	9,698	4,161	3,542	17,401
Amortization expense	940	38	786	1,764
Non-GAAP segment gross profit	$13,817	$8,045	$6,421	$28,283

	Three Months Ended September 30,		Percent of Total Net Sales Three Months Ended September 30,		Percent Increase/ (Decrease)
	2018	2017	2018	2017	2018 vs. 2017
Net Sales:
Rail Products and Services	$84,517	$62,095	50.6%	47.2%	36.1%
Construction Products	41,534	39,118	24.9	29.7	6.2
Tubular and Energy Services	41,043	30,279	24.5	23.1	35.5
Total net sales	$167,094	$131,492	100.0%	100.0%	27.1%

	Three Months Ended September 30,		Reported/Non-GAAP Gross Profit Percentage Three Months Ended September 30,		Percent Increase/ (Decrease)
	2018	2017	2018	2017	2018 vs. 2017
Gross Profit:
Total gross profit	$29,602	$26,365	17.7%	20.1%	12.3%
LIFO expense	(1,701)	(1,552)	(1.0)	(1.2)	9.6
Other	(153)	(366)	(0.1)	(0.3)	58.2
Non-GAAP segment gross profit (1)	$31,456	$28,283
(1) Non-GAAP segment gross profit is reconciled within Results of the Quarter comparison above and consists of the following:

Non-GAAP Rail Products and Services (a)	$16,487	$13,817	19.5%	22.3%	19.3%
Non-GAAP Construction Products (a)	5,813	8,045	14.0	20.6	(27.7)
Non-GAAP Tubular and Energy Services (a)	9,156	6,421	22.3	21.2	42.6
Non-GAAP segment gross profit (a)	$31,456	$28,283
(a) Non-GAAP segment gross profit, by segment, is reconciled to the above table in total.

	Three Months Ended September 30,		Percent of Total Net Sales Three Months Ended September 30,		Percent Increase/ (Decrease)
	2018	2017	2018	2017	2018 vs. 2017
Expenses:
Selling and administrative expenses	$21,662	$20,218	13.0%	15.4%	7.1%
Amortization expense	1,762	1,764	1.1	1.3	(0.1)
Interest expense	1,367	2,026	0.8	1.5	(32.5)
Interest income	(71)	(56)	—	—	26.8
Equity in loss (income) of nonconsolidated investments	4	(50)	—	—	108.0
Other expense (income)	153	(551)	0.1	(0.4)	127.8
Total expenses	$24,877	$23,351	14.9%	17.8%	6.5%
Income before income taxes	$4,725	$3,014	2.8%	2.3%	56.8%
Income tax benefit	(246)	(208)	(0.1)	(0.2)	18.3
Net income	$4,971	$3,222	3.0%	2.5%	54.3%

Third Quarter 2018 Compared to Third Quarter 2017 – Company Analysis
Net sales of $167,094 for the quarter ended September 30, 2018 increased by $35,602, or 27.1%, compared to the prior year quarter. The change was attributable to increases within each of our three segments. Rail Products and Services sales increased by 36.1%, Tubular and Energy Services sales increased by 35.5%, and Construction Products sales increased by 6.2%.

Gross profit increased $3,237 compared to the prior year quarter to $29,602 for the quarter ended September 30, 2018. Gross profit margin for the quarter ended September 30, 2018 was 17.7%, or 240 basis points (“bps”) lower than the prior year quarter. The reduction in gross profit margin was primarily due to declines in non-GAAP segment gross profit margin of 660 bps and 280 bps within Construction Products and Rail Products and Services, respectively. The decreases were partially offset by an increase in non-GAAP segment gross profit margin of 110 bps within Tubular and Energy Services.

Selling and administrative expenses increased by $1,444 or 7.1% from the prior year. The rise was primarily driven by increases in external service costs of $799 and personnel-related expenses of $750. As a percent of sales, selling and administrative expenses declined 240 bps compared to the prior year period.

Interest expense, net of interest income, decreased by $674, or 34.2%, as a result of the reduction in outstanding debt as well as an interest rate at the lowest tier within the interest rate spread under our credit facility agreement. Other expense increased $704, which primarily relates to foreign exchange expense in the 2018 period compared to gains on the sale of certain assets in the 2017 period.

The Company’s effective income tax rate for the three months ended September 30, 2018 was (5.2)%, compared to (6.9)% in the prior year quarter. For the three months ended September 30, 2018, the Company recorded a tax benefit of $246, compared to $208 in the three months ended September 30, 2017. The Company's tax provision for the three months ended September 30, 2018 was primarily related to changes in our estimated annual effective tax rate.

Net income for the third quarter of 2018 was $4,971, or $0.47 per diluted share, compared to net income of $3,222, or $0.31 per diluted share, in the prior year quarter.

Results of Operations – Segment Analysis
Rail Products and Services

	Three Months Ended September 30,		Increase	Percent Increase
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net sales	$84,517	$62,095	$22,422	36.1%
Segment profit	$5,299	$3,179	$2,120	66.7%
Segment profit percentage	6.3%	5.1%	1.2%	22.5%

Third Quarter 2018 Compared to Third Quarter 2017
The Rail Products and Services segment sales increased by $22,422, or 36.1%, compared to the prior year period. The sales increase was driven by both our Rail Products and Rail Technologies businesses of $12,937 and $9,485, respectively. The segment continued to capitalize on opportunities with transit agencies that are expanding to serve further geographic areas and increased passenger traffic both domestically and in Europe. The growth was also attributable to North American new rail distribution volume.

The Rail Products and Services segment profit increased by $2,120 to 6.3% of net sales. The increase was primarily attributable to non-GAAP gross profit which increased by $2,670, or 19.3%, as a result of increased volume in both our North American and European markets. Selling and administrative expenses as a percent of sales were reduced 350 bps compared to the prior year quarter, as the segment continued its focus on cost containment while increasing sales volume. The segment was negatively impacted during the third quarter of 2018 by a charge of $611 within our Rail Technologies business related to a commercial decision to support a customer concern for an automation project.

During the current quarter, the Rail Products and Services segment had a decrease in new orders of 4.5% compared to the prior year period. Backlog was $108,840 as of September 30, 2018, an increase of 26.9%, compared to $85,764 as of September 30, 2017. The Company continues to be encouraged by positive trends from increasing carloads in the North American freight rail market and strength in transit system projects expanding globally.

Construction Products

	Three Months Ended September 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net sales	$41,534	$39,118	$2,416	6.2%
Segment profit	$1,603	$3,846	$(2,243)	(58.3)%
Segment profit percentage	3.9%	9.8%	(6.0)%	(60.7)%

Third Quarter 2018 Compared to Third Quarter 2017
The Construction Products segment sales increased by $2,416, or 6.2%, compared to the prior year period. Piling sales increased year over year as the Company experienced increased new order activity during the quarter within this market. Partially offsetting the increase were reductions in Precast Concrete Product and Fabricated Bridge projects.

The Construction Products segment profit decreased by $2,243, or 58.3%. The decrease was primarily related to our Piling and Precast Concrete Products business units. Non-GAAP gross profit decreased by $2,232, or 27.7%, which was primarily attributable to aggressive market conditions impacting pricing on first half 2018 order activity that was fulfilled during the third quarter of 2018 within Piling. The decline in our Precast Concrete Products business was primarily related to an unexpected production interruption during the third quarter of 2018.

During the quarter, the Construction Products segment had an increase in new orders of 93.5% compared to the prior year period. The Company is encouraged by the significant order activity during the third quarter of 2018 and resulting backlog of $117,654 as of September 30, 2018, a 57.1% increase over the prior year period.

Tubular and Energy Services

	Three Months Ended September 30,		Increase	Percent Increase
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net sales	$41,043	$30,279	$10,764	35.5%
Segment profit	$4,274	$2,093	$2,181	104.2%
Segment profit percentage	10.4%	6.9%	3.5%	50.6%

Third Quarter 2018 Compared to Third Quarter 2017
Tubular and Energy Services segment sales increased by $10,764, or 35.5%, compared to the prior year period. The increase was due to improvements from each of the business units within the segment, as compared to the prior year period. This was supported by strong orders within both the upstream and midstream businesses.

Tubular and Energy Services segment profit increased by $2,181 compared to the prior year quarter. The quarter was favorably impacted by non-GAAP gross profit increasing by $2,735, or 42.6%, which was supported by growth in all business units within the segment. Segment profit was also benefited by cost containment of selling and administrative expenses, which were reduced by 170 bps as a percentage of sales.

The Tubular and Energy Services segment had an increase of 19.0% in new orders compared to the prior year period. Orders for Protective Coatings and Measurement Systems increased by 21.7% and Test, Inspection, and Threading increased by 14.5%. The Company is pleased with the continued growth of new orders within the segment.

Nine Month Results

Nine months ended September 30, 2018	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Segment profit	$12,655	$4,478	$10,704	$27,837
Segment and allocated selling and administrative	29,356	12,334	11,981	53,671
Amortization expense	2,851	113	2,358	5,322
Non-GAAP segment gross profit	$44,862	$16,925	$25,043	$86,830

Nine months ended September 30, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Segment profit	$7,581	$10,617	$1,287	$19,485
Segment and allocated selling and administrative	28,712	12,374	12,198	53,284
Amortization expense	2,747	113	2,358	5,218
Non-GAAP segment gross profit	$39,040	$23,104	$15,843	$77,987

	Nine Months Ended September 30,		Percent of Total Net Sales Nine Months Ended September 30,		Percent Increase/ (Decrease)
	2018	2017	2018	2017	2018 vs. 2017
Net Sales:
Rail Products and Services	$238,571	$187,922	51.6%	47.6%	27.0%
Construction Products	112,641	121,905	24.4	30.9	(7.6)
Tubular and Energy Services	111,226	85,227	24.0	21.5	30.5
Total net sales	$462,438	$395,054	100.0%	100.0%	17.1%

	Nine Months Ended September 30,		Reported/Non-GAAP Gross Profit Percentage Nine Months Ended September 30,		Percent Increase/ (Decrease)
	2018	2017	2018	2017	2018 vs. 2017
Gross Profit:
Total gross profit	$84,144	$75,353	18.2%	19.1%	11.7%
LIFO expense	(2,414)	(1,733)	(0.5)	(0.4)	39.3
Other	(272)	(901)	(0.1)	(0.2)	69.8
Non-GAAP segment gross profit (1)	$86,830	$77,987
(1) Non-GAAP segment gross profit is reconciled within Nine Month Results comparison above and consists of the following:

Non-GAAP Rail Products and Services (a)	$44,862	$39,040	18.8%	20.8%	14.9%
Non-GAAP Construction Products (a)	16,925	23,104	15.0	19.0	(26.7)
Non-GAAP Tubular and Energy Services (a)	25,043	15,843	22.5	18.6	58.1
Non-GAAP segment gross profit (a)	$86,830	$77,987
(a) Non-GAAP segment gross profit, by segment, is reconciled to the above table in total.

	Nine Months Ended September 30,		Percent of Total Net Sales Nine Months Ended September 30,		Percent Increase/ (Decrease)
	2018	2017	2018	2017	2018 vs. 2017
Expenses:
Selling and administrative expenses	$65,488	$60,023	14.2%	15.2%	9.1%
Amortization expense	5,322	5,218	1.2	1.3	2.0
Interest expense	4,979	6,315	1.1	1.6	(21.2)
Interest income	(166)	(166)	—	—	—
Equity in loss of nonconsolidated investments	7	5	—	—	40.0
Other income	(327)	(564)	(0.1)	(0.1)	42.0
Total expenses	$75,303	$70,831	16.3%	17.9%	6.3%
Income before income taxes	$8,841	$4,522	1.9%	1.1%	95.5%
Income tax expense	952	698	0.2	0.2	36.4
Net income	$7,889	$3,824	1.7%	1.0%	106.3%

First Nine Months 2018 Compared to First Nine Months 2017 – Company Analysis
Net sales of $462,438 for the nine month period ended September 30, 2018 increased by $67,384, or 17.1%, compared to the prior year period. The change was attributable to increases of 30.5% and 27.0% in Tubular and Energy Services and Rail Products and Services, respectively. This was partially offset by a 7.6% reduction in Construction Products sales.

Gross profit increased $8,791 compared to the prior year quarter to $84,144 for the nine months ended September 30, 2018. Gross profit margin for the nine months ended September 30, 2018 was 18.2%, or 90 bps, lower than the prior year period. The decline in gross profit margin was due to an increase in LIFO expense of $681 and a decrease in non-GAAP segment gross profit margin of 400 bps and 200 bps within Construction Products and Rail Products and Services, respectively. The non-GAAP segment gross profit margins were negatively impacted by an increased distribution product mix within these segments. This decline was partially offset by an increase in non-GAAP segment gross profit margin of 390 bps within Tubular and Energy Services driven by the stronger volumes in the current period.

Selling and administrative expenses increased by $5,465, or 9.1%, from the prior year. The increase was primarily driven by changes in personnel-related expenses of $3,266. The increase was also attributable to litigation costs related to the UPRR matter of $4,493 for the 2018 period, an increase of $2,959 compared to the prior year period. The increase was partially offset by a reduction in bad debt expense of $1,724. As a percent of sales, selling and administrative expenses declined 100 bps compared to the prior year period.

Interest expense, net of interest income, decreased by $1,336, or 21.7%, as a result of the reduction in outstanding debt as well as maintaining the lowest tier interest rate spread associated with our credit facility.

The Company’s effective income tax rate for the nine months ended September 30, 2018 was 10.8%, compared to 15.4% in the prior year period. For the nine months ended September 30, 2018, the Company recorded a tax expense of $952, compared to $698 in the nine months ended September 30, 2017. The Company's tax provision for the nine months ended September 30, 2018 was primarily comprised of taxes on our Canadian and United Kingdom operations.

Net income for the nine months ended September 30, 2018 was $7,889, or $0.75 per diluted share, compared to net income of $3,824, or $0.37 per diluted share, in the prior year period.

Results of Operations – Segment Analysis
Rail Products and Services

	Nine Months Ended September 30,		Increase	Percent Increase
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net sales	$238,571	$187,922	$50,649	27.0%
Segment profit	$12,655	$7,581	$5,074	66.9%
Segment profit percentage	5.3%	4.0%	1.3%	31.5%

First Nine Months 2018 Compared to First Nine Months 2017
Rail Products and Services segment sales increased by $50,649, or 27.0%, compared to the prior year period. The sales increase was primarily driven by a $28,652 increase in our North American operations, as transit rail infrastructure and new rail volume remained strong. The growth was also attributable to our European business, increasing $21,997, which continued to capitalize on opportunities with transit agencies who are expanding to serve further geographic areas and increased passenger traffic.

The Rail Products and Services segment profit increased by $5,074 to 5.3% of net sales. Non-GAAP gross profit increased by $5,822, or 14.9%, as a result of increased volume in both our North American and European markets. Cost containment favorably impacted segment profit percentage as selling and administrative expenses as a percent of sales were reduced 300 bps compared to the prior year period. The segment was negatively impacted during the current year period by a charge of $611 within our Rail Technologies business related to a commercial decision to support a customer concern for an automation project.

During the nine months ended September 30, 2018, the Rail Products and Services segment had an increase in new orders of 31.6% compared to the prior year period. Backlog was $108,840 as of September 30, 2018, an increase of 26.9%, compared to $85,764 as of September 30, 2017. The Company is encouraged by continuing positive trends from increased rail traffic in the North American market and strength in transit system projects expanding globally.

Construction Products

	Nine Months Ended September 30,		Decrease	Percent Decrease
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net sales	$112,641	$121,905	$(9,264)	(7.6)%
Segment profit	$4,478	$10,617	$(6,139)	(57.8)%
Segment profit percentage	4.0%	8.7%	(4.7)%	(54.4)%

First Nine Months 2018 Compared to First Nine Months 2017
Construction Products segment sales decreased by $9,264, or 7.6%, compared to the prior year period. Piling sales declined year over year due to lower new order activity through the first half of 2018. Fabricated Bridge sales declined due to a lack of a mega project such as the Peace Bridge project in the prior year period. Partially offsetting the reduction was an increase in Precast Concrete Products, which continued to be favorably impacted by increasing building sales to federal and city agencies.

The Construction Products segment profit decreased by $6,139, or 57.8%. The decrease was primarily within the Piling and Fabricated Bridge business unit. Non-GAAP gross profit decreased by $6,179, or 26.7%, which was primarily a result of aggressive market conditions impacting pricing on first half 2018 order activity that was fulfilled during the first nine months of 2018 within Piling. Fabricated Bridge was impacted by project mix in the current year compared to the Peace Bridge mega project in 2017.

During the nine months ended September 30, 2018, the Construction Products segment had an increase in new orders of 28.6% compared to the prior year period. Ending backlog in the Construction segment increased by 57.1% to $117,654 from the prior year period. While sales and profit reductions were experienced during the period, the Company is encouraged by a significant increase in third quarter new orders which strengthened the backlog going into the fourth quarter of 2018.

Tubular and Energy Services

	Nine Months Ended September 30,		Increase	Percent Increase
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net Sales	$111,226	$85,227	$25,999	30.5%
Segment profit	$10,704	$1,287	$9,417	731.7%
Segment profit percentage	9.6%	1.5%	8.1%	537.3%

First Nine Months 2018 Compared to First Nine Months 2017
Tubular and Energy Services segment sales increased by $25,999, or 30.5%, compared to the prior year period. The increase was due to improvements from each of the business units within the segment, as compared to the prior year period. This was supported by strong orders continuing within both the upstream and midstream businesses.

Tubular and Energy Services segment profit increased by $9,417 compared to the prior year. The period was favorably impacted by a $217, or 1.8%, reduction in selling and administrative expenses. Non-GAAP gross profit increased by $9,200, or 58.1%, which was supported by favorable results in all business units within the segment. The growth was a result of increases in both volume and margin.

The Tubular and Energy Services segment had an increase in new orders of 10.1% for the nine months ended September 30, 2018 compared to the prior year period. Backlog was reduced by $3,808, or 13.2%, as compared to the prior year period. Orders for Test, Inspection, and Threading increased by 15.6% while Protective Coatings and Measurement Systems increased by 6.5%. The Company remains encouraged as the upstream and midstream oil and gas markets continue to show positive trends in new order activity.

Other
Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	September 30, 2018	December 31, 2017	September 30, 2017
Rail Products and Services	$108,840	$68,850	$85,764
Construction Products	117,654	71,318	74,910
Tubular and Energy Services	25,123	26,737	28,931
Total Backlog	$251,617	$166,905	$189,605

While a considerable portion of our business is backlog-driven, certain product lines within the Rail Products and Services and Tubular and Energy Services segments are not driven by backlog and therefore have insignificant levels throughout the year.

Warranty
As of September 30, 2018, the Company maintained a total product warranty reserve of $9,363 for its estimate of all potential product warranty claims. Of this total, $7,701 reflects the current estimate of the Company’s exposure for potential concrete tie warranty claims. While the Company believes this is a reasonable estimate of its potential exposure related to identified concrete tie warranty matters, the Company may incur future charges associated with new customer claims or further development of information of existing customer claims. Thus, there can be no assurance that future potential costs pertaining to warranty claims will not have a material impact on the Company’s results of operations and financial condition. See Note 14. Commitments and Contingent Liabilities of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information. During the third quarter of 2018, a claim of $611 was charged within the Rail Technologies product group within the Rail Products and Services segment related to a commercial decision to support a customer concern for an automation project.

Liquidity and Capital Resources
Total debt was $76,470 and $129,966 as of September 30, 2018 and December 31, 2017, respectively, and was primarily comprised of borrowings under our revolving credit facility.

Our need for liquidity relates primarily to working capital requirements for operations, capital expenditures, and debt service obligations.

The change in cash and cash equivalents for the periods ended September 30 are as follows:

	September 30,
	2018	2017
Net cash provided by operating activities	$22,425	$27,516
Net cash provided by (used in) investing activities	4,181	(3,947)
Net cash used in financing activities	(53,813)	(21,384)
Effect of exchange rate changes on cash and cash equivalents	(885)	2,460
Net (decrease) increase in cash and cash equivalents	$(28,092)	$4,645

Cash Flow from Operating Activities
During the current 2018 nine-month period, cash flows provided by operating activities were $22,425 compared to $27,516 during the prior year period. For the nine months ended September 30, 2018, income and adjustments to income from operating activities provided $23,443 compared to $18,985 in the 2017 period. Working capital and other assets and liabilities used $1,018 in the current period compared to providing $8,531 in the prior year period. Inventory and accounts receivable provided an increase in operating cash of $8,790 and $1,265, respectively, compared to the 2017 period, on a sales increase of 17.1% over the same period. During the nine months ended September 30, 2017, the Company received income tax refunds of $11,773.

The Company’s calculation for days sales outstanding at September 30, 2018 was 48 days compared to 50 days at December 31, 2017, and we believe our receivables portfolio is strong.

Cash Flow from Investing Activities
Capital expenditures for the nine months ended September 30, 2018 and 2017 were $3,196 and $5,335, respectively. The current year expenditures relate to general plant and operational improvements. Expenditures for the nine months ended September 30, 2017 related to expenditures for rail assets installed as part of a new long-term service contract and, to a lesser extent, general plant and operational improvements. During the nine months ended September 30, 2018, the Company received $2,267 in proceeds from the sale of certain property, plant, and equipment as compared to $1,388 in the prior year period. On August 1, 2018, the Company executed the sale of its 45% ownership in L B Pipe and Coupling Products, LLC (“L B Pipe JV”), which provided $3,875 and $1,235 from the sale of its ownership interest and repayment of revolving line of credit from L B Pipe JV, respectively.

Cash Flow from Financing Activities
During the nine months ended September 30, 2018, the Company had a decrease in outstanding debt of $53,497, primarily related to payments against the revolving credit facility. This reduction of debt was facilitated by the repatriation of $31,517 in excess cash from our international locations. During the nine months ended September 30, 2017, the Company had a decrease in outstanding debt of $21,281, primarily related to payments against the revolving credit facility. Treasury stock acquisitions represent income tax withholdings from employees in connection with the vesting of restricted stock awards.

Financial Condition
As of September 30, 2018, we had $9,586 in cash and cash equivalents and a domestic credit facility with $119,174 of net availability while we had $76,470 in total debt. We believe this liquidity will provide the flexibility to operate the business in a prudent manner and enable us to continue to service our revolving credit facility.

Our cash management priority continues to be short-term maturities and the preservation of our principal balances. Approximately $7,286 of our cash and cash equivalents was held in non-domestic bank accounts.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017 at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. As of September 30, 2018, the swap asset was $1,476 compared to $222 as of December 31, 2017.

For a discussion of the terms and availability of the Company's credit facilities, please refer to Note 9. Long-Term Debt of the Notes to Condensed Consolidated Financial Statements contained in the Quarterly Report of Form 10-Q.

Critical Accounting Policies
The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that, in its opinion, is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to reach opinions regarding estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has reached its opinions regarding the best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. We have updated our revenue recognition policies since December 31, 2017, in conjunction with our adoption of Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”) as further described in Note 3. Revenue of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. A summary of the Company’s critical accounting policies and estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include operating leases, purchase obligations, and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2017 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources -Tabular Disclosure of Contractual Obligations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to these off-balance sheet arrangements during the current quarter. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.

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

For the nine months ended September 30, 2018, a 1% change in the interest rate for variable rate debt as of September 30, 2018 would increase or decrease interest expense by approximately $857.

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

As of September 30, 2018 and December 31, 2017, the Company recorded a current asset of $1,476 and $222, respectively, related to its LIBOR-based interest rate swap agreements.

Foreign Currency Exchange Rate Risk
The Company is subject to exposures to changes in foreign currency exchange rates. The Company may manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the nine months ended September 30, 2018 and 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
On January 1, 2018, the Company adopted the standards of Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”). The adoption of ASC 606 had an immaterial effect on our financial statements, but required the Company to implement changes to our processes related to revenue recognition and the control activities within them. This included the development of new policies and procedures based on the five-step model provided in ASC 606, ongoing contract review processes, and implementation of processes to obtain information to the new disclosure requirements. There were no other changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Other than as disclosed in Part II, Item 1A. of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. You should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018, which could materially affect our business, financial condition, financial results, or future performance. The risks described in our Annual Report on Form 10-K and quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition, and/or results of operations. Our earnings and sales could be affected by changes to international trade agreements in North America and elsewhere, including potential increases of import tariffs. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin, and net earnings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended September 30, 2018 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2018 - July 31, 2018	—	$—	—	$—
August 1, 2018 - August 31, 2018	—	—	—	—
September 1, 2018 - September 30, 2018	268	22.40	—	—
Total	268	$22.40	—	$—

(1) Shares withheld by the Company to pay taxes upon vesting of restricted stock awards.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	November 2, 2018	By: /s/ James P. Maloney
James P. Maloney
Senior Vice President,
Chief Financial Officer, and Treasurer
(Duly Authorized Officer of Registrant)