Form 10-K
period 2018-12-31
FOSTER L B CO
filed 2019-03-18
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes        ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐  Yes        ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes        ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes        ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $220,886,039.

Class	Outstanding at March 11, 2019
Common Stock, Par Value $0.01	10,581,281 shares
Documents Incorporated by Reference:
Portions of the Proxy Statement prepared for the 2019 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations; the outcome of litigation and product warranty claims; decisions regarding our strategic growth initiatives, market position, and product development; all of which are based on current estimates that involve inherent risks and uncertainties. The Company has based these forward-looking statements on current expectations and assumptions about future events. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: environmental matters, including any costs associated with any remediation and monitoring; a resumption of the economic slowdown we experienced in previous years in the markets we serve; the risk of doing business in international markets; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses and realize anticipated benefits; costs of and impacts associated with shareholder activism; a decrease in freight or passenger rail traffic; the timeliness and availability of materials from our major suppliers as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers' concerns about conflict minerals; labor disputes; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of a new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact these amounts, including as a result of any interpretations, regulatory actions, and amendments to the Tax Cuts and Jobs Act (the “Tax Act”); foreign currency fluctuations; inflation; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s pending exit from the European Union, including the possibility of a “no-deal Brexit;” sustained declines in energy prices; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

Classification as a Smaller Reporting Company
L.B. Foster Company's Annual Report on Form 10-K for the year ended December 31, 2018 has been prepared following the Securities and Exchange Commission guidelines for a smaller reporting company as defined by 229.10 (Item 10) of Regulation S-K. The rules and guidelines for a smaller reporting company allow for scaled disclosures under Regulation S-K and Regulation S-X. The Company's Form 10-K has also met the requirements that apply to accelerated filers.

PART I
(Dollars in thousands, except share data unless otherwise noted)
ITEM 1. BUSINESS
Summary Description of Businesses
Formed in 1902, L.B. Foster Company is a Pennsylvania corporation with its principal office in Pittsburgh, PA. L.B. Foster Company is a leading manufacturer and distributor of products and service provider for transportation and energy infrastructure with locations in North America and Europe. As used herein, “Foster,” the “Company,” “we,” “us,” and “our” or similar references refer collectively to L.B. Foster Company and its subsidiaries, unless the context otherwise requires.
The following table shows the net sales generated by each business segment as a percentage of total net sales for the years ended December 31, 2018 and 2017:

	Percentage of Net Sales
	2018	2017
Rail Products and Services	51%	48%
Construction Products	25	30
Tubular and Energy Services	24	22
	100%	100%
Financial information concerning these segments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, which is incorporated by reference into this Item 1.
Rail Products and Services
The Company’s Rail Products and Services (“Rail”) segment is comprised of several manufacturing, distribution, and service businesses that provide a variety of products and services for freight and passenger railroads and industrial companies throughout the world. The Rail segment has sales offices throughout North America and Europe, and works on rail projects where it offers products manufactured by the Company, or sourced from numerous supply chain partners, and aftermarket services. The Rail segment is comprised of the following business units: Rail Products and Rail Technologies.
Rail Products
The Rail Products business is comprised of the Company’s Rail Distribution, Allegheny Rail Products, Transit, and Concrete Tie divisions.
Rail Distribution sells new rail mainly to passenger and short line freight railroads, industrial companies, and rail contractors for the replacement of existing lines or expansion of new lines. Rail accessories sold by the Rail Distribution division include track spikes, bolts, angle bars, and other products required to install or maintain rail lines. These products are manufactured by the Company or purchased from other manufacturers and distributed accordingly. Rail Distribution also sells trackwork products to Class II and III railroads, industrial, and export markets.
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
The Concrete Tie division manufactures engineered concrete railroad ties for freight and passenger railroads and industrial companies at its facility in Spokane, WA.
Rail Technologies
The Company’s Rail Technologies business unit engineers, manufactures, and fabricates friction management products and application systems, railroad condition monitoring systems and equipment, wheel impact load detection, rail anchors and spikes, wayside data collection and management systems, epoxy and nylon-encapsulated insulated rail joints, and track fasteners, and provides aftermarket services. The Company’s friction management products control the friction at the rail/wheel interface, helping our customers reduce fuel consumption, improve operating efficiencies, extend the life of operating assets such as rail and wheels, reduce track stresses, and lower related maintenance and operating costs. Friction management products include mobile and wayside systems that apply lubricants and liquid or solid friction modifiers. These products and systems are designed, engineered, manufactured, fabricated, and marketed by certain wholly-owned subsidiaries located in the United States, Canada, the United Kingdom, and Germany.

Construction Products
The Construction Products (“Construction”) segment is composed of the following business units: Piling and Fabricated Bridge Products and Precast Concrete Products.
Piling and Fabricated Bridge Products
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
Piling products are sourced from various manufacturers and either sold or rented to project owners and contractors. The Piling division, via a sales force deployed throughout the United States, markets and sells piling products domestically and internationally. This division offers its customers various types and dimensions of structural beam piling, sheet piling, and pipe piling. The Company is the primary distributor of domestic steel sheet piling for its primary supplier.
The Fabricated Bridge Products facility in Bedford, PA manufactures a number of fabricated steel and aluminum products primarily for the highway, bridge, and transit industries including concrete reinforced steel grid deck, open steel grid deck, aluminum bridge railing, and stay-in-place steel bridge forms.
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
Tubular and Energy Services
The Tubular and Energy Services (“Tubular and Energy”) segment has two primary business units: Protective Coatings and Measurement Systems and Test, Inspection, and Threading Services. The segment provides products and services predominantly to the mid and upstream oil and gas markets.
Protective Coatings and Measurement Systems
The Protective Coatings and Measurement Systems business unit consists of operations at two primary locations. The Birmingham, AL facility coats the outside and inside diameter of pipe primarily for oil and gas transmission pipelines. This location partners with its primary customer, a pipe manufacturer, to market fusion bonded epoxy coatings, abrasion resistant coatings, and internal linings for a wide variety of pipe diameters for pipeline projects throughout North America.
The second location is in Willis, TX and consists of two operating facilities. One facility applies specialty outside and inside diameter coatings for a wide variety of pipe diameters for oil and gas transmission, mining, and waste water pipelines as well as provides custom coatings for specialty fittings and connections. The second facility manufactures and provides a turnkey solution for metering and injection systems for the oil, and, to a lesser extent, gas industry. This location operates a fabrication plant that builds metering systems for custody transfer applications including crude oil and other petroleum-based products. These systems are used at well sites, pipelines, refineries, chemical plants, and loading/unloading facilities. The location also manufactures and installs additive and dye injection systems. These systems are used to inject performance additives and/or dyes into petroleum products.
Test, Inspection, and Threading Services
The Company provides inspection and tubular integrity management services for the upstream oil and gas industry. Services include non-destructive testing, inspection, and other asset integrity services such as repair and threading for Oil Country Tubular Goods (“OCTG”) and drill tools. Inspection and testing of these products, which include replaceable and re-usable products such as casing, production tubing, drill pipe, directional motors, drill collars, and related equipment, is a critical preventative measure to ensure personnel and well-site safety, enhance efficiency, and avoid costly equipment failures and well-site shutdowns. The Company offers these services in every major oil and gas producing region throughout the United States.
The Company provides asset integrity services such as repair and threading for tubular and drill tools. Our facilities cut, thread, and paint pipe primarily for water well applications for the agriculture industry, municipal water authorities, and OCTG markets.
Marketing and Competition
L.B. Foster Company generally markets its Rail Products and Services directly in all major industrial areas of the United States, Canada, and Europe. The Construction Products and Tubular and Energy Services are primarily marketed domestically. The Company employs a sales force of approximately 79 people that is supplemented with a network of agents across Europe, South America, and Asia to reach current customers and cultivate potential customers in these areas. For the years ended 2018 and 2017, approximately 23% and 19%, respectively, of the Company’s total sales were outside the United States.
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
During 2018 and 2017, no single customer accounted for more than 10% of the Company’s consolidated net sales.
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
Backlog
The Company’s backlog represents the sales price of received customer purchase orders or contracts in which the performance obligations have not been met, and thus are precluded from revenue recognition. Although we believe that the orders included in backlog are firm, our customers may cancel or change their orders with limited advance notice; however, these instances are rare. Backlog should not be considered a reliable indicator of the Company’s ability to achieve any particular level of revenue or financial performance. The backlog as of December 31, 2018 and 2017 by business segment is as follows:

	December 31,
	2018	2017
Rail Products and Services	$97,447	$68,850
Construction Products	95,419	71,318
Tubular and Energy Services	27,552	26,737
Total	$220,418	$166,905
Approximately 6.7% of the December 31, 2018 backlog is related to projects that will extend beyond 2019.
Research and Development
Expenditures for research and development approximated $2,646 and $2,241 in 2018 and 2017, respectively. These expenditures were predominately associated with expanding product lines and capabilities within the Company’s Rail Technologies business.
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
Environmental Disclosures
Information regarding environmental matters is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 19 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 1.
Employees and Employee Relations
As of December 31, 2018, the Company had approximately 1,480 employees, 1,298 located within the Americas and 182 located in Europe. There were 828 hourly production workers and 652 salaried employees. Of the hourly production workers, approximately 139 are represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.
Two collective bargaining agreements covering approximately 35 and 78 employees were successfully renegotiated during 2017 and are scheduled to expire in March 2020 and September 2021, respectively.
Substantially all of the Company’s hourly paid employees are covered by one of the Company’s noncontributory, defined benefit plans or defined contribution plans. Substantially all of the Company’s salaried employees are covered by defined contribution plans.
Concrete Tie Settlement Agreement
On March 13, 2019, the Company and its subsidiary, CXT Incorporated (“CXT”) entered into a Settlement Agreement (the “Settlement Agreement”) with Union Pacific Railroad (“UPRR”) to resolve the pending litigation in the matter of Union Pacific

Railroad Company v. L.B. Foster Company and CXT Incorporated, Case No. CI 15-564, in the District Court for Douglas County, Nebraska. The lawsuit related to UPRR's claims that the Company and CXT breached their express warranty, implied covenant of good faith and fair dealing, and anticipatorily repudiated their warranty obligations with respect to the manufacture and sale of pre-stressed concrete railroad ties to UPRR, and UPRR sought to recover damages in an amount to be determined at trial for the value of unfulfilled warranty replacement ties and ties likely to become warranty eligible, costs for cover for replacement ties, and various incidental and consequential damages. The Company denied liability to UPRR and asserted that UPRR's conduct was wrongful and unjustified and asserted defenses and counterclaims.
Under the Settlement Agreement, the Company and CXT will pay UPRR the aggregate amount of $50,000 without pre-judgment interest, beginning with a $2,000 immediate payment, and with the remaining $48,000 paid in installments over a six-year period commencing on the effective date of the Settlement Agreement through December 2024 pursuant to a Promissory Note. Additionally, commencing in January 2019 and through December 2024, UPRR has agreed to purchase from the Company and its subsidiaries and affiliates, a cumulative total amount of $48,000 of products and services, targeting $8,000 of annual purchases per year beginning in 2019 per letters of intent under the Settlement Agreement. The Settlement Agreement also includes a mutual release of all claims and liability regarding or relating to all CXT pre-stressed concrete railroad ties with no admission of liability and dismissal of the litigation with prejudice. Additional information regarding this matter is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 19 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 1.
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
Financial Information about Geographic Areas
Financial information about geographic areas is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 1.
Financial Information about Segments
Financial information about segments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 1.
Code of Ethics
L.B. Foster Company has a legal and ethical conduct policy applicable to all directors and employees, including its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. This policy is posted on the Company’s website, www.lbfoster.com. The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its policy by posting such information on the Company’s website. In addition, our ethics hotline can also be used by employees and others for the anonymous communication of concerns about financial controls, human resource concerns, and other reporting matters.
Available Information
The Company makes certain filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge through its website, www.lbfoster.com, as soon as reasonably practicable after they are filed with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These filings, including the Company's filings, are available at the SEC's internet site at www.sec.gov. The Company’s press releases and recent investor presentations are also available on its website.
Executive Officers of the Registrant
Information concerning the executive officers of the Company is set forth below:

Name	Age	Position
Robert P. Bauer	60	President and Chief Executive Officer
Patrick J. Guinee	49	Senior Vice President, General Counsel, and Secretary
Todd M. James	36	Controller and Chief Accounting Officer
John F. Kasel	53	Senior Vice President - Rail and Construction
Brian H. Kelly	59	Senior Vice President - Human Resources and Administration
Gregory W. Lippard	50	Vice President - Rail Sales and Products and Services
James P. Maloney	51	Senior Vice President, Chief Financial Officer, and Treasurer
William F. Treacy	59	Vice President - Tubular and Energy Services

Mr. Bauer was elected President and Chief Executive Officer upon joining the Company in 2012. Prior to joining the Company, beginning in 2011, Mr. Bauer served as President of the Refrigeration Division of the Climate Technologies business of Emerson Electric Company, a diversified global manufacturing and technology company. From 2002 until 2011, Mr. Bauer served as President of Emerson Network Power’s Liebert Division.
Mr. Guinee serves as Senior Vice President, General Counsel, and Secretary and was elected Vice President, General Counsel, and Secretary in 2014. Prior to joining the Company, Mr. Guinee served as Vice President - Securities & Corporate and Assistant Secretary at Education Management Corporation from 2013 to early 2014, and was employed by H. J. Heinz Company from 1997 to 2013, last serving as Vice President - Corporate Governance & Securities and Assistant Secretary.
Mr. James was elected Controller and Chief Accounting Officer in April 2018. Prior to joining the Company, Mr. James most recently served as Senior Director, Technical Accounting and Financial Reporting, at EQT Corporation and, prior to its merger with EQT Corporation, Rice Energy Inc. from 2014 to 2018. Mr. James last served as Senior Manager, Assurance at PricewaterhouseCoopers LLP, from 2005 to 2014.
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
Mr. Kelly serves as Senior Vice President - Human Resources and Administration and was elected Vice President - Human Resources and Administration in 2012, having previously served as Vice President, Human Resources since 2006. Prior to joining the Company, Mr. Kelly headed Human Resources for 84 Lumber Company from 2004. Previously, he served as a Director of Human Resources for American Greetings Corp. from 1994 to 2004.
Mr. Lippard was elected Vice President - Rail Sales and Products and Services in September 2017, having previously served as Vice President - Rail Product Sales since 2000. Prior to re-joining the Company in 2000, Mr. Lippard served as Vice President - International Trading for Tube City, Inc. from 1998. Mr. Lippard served in various other capacities with the Company after his initial employment in 1991.
Mr. Maloney was elected Senior Vice President, Chief Financial Officer, and Treasurer in September 2017. Prior to joining the Company, Mr. Maloney served as Chief Financial Officer of First Insight, Inc. from 2014 to 2017. Mr. Maloney served as Vice President - Global Financial Planning and Supply Chain Finance for H. J. Heinz Company from 2012 to 2014. He served as Director of Finance from 2009 to 2012 and Controller from 2005 to 2009 for the Heinz North American operating unit.
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
ITEM 1A. RISK FACTORS
Risks and Uncertainties
We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could have a material and adverse effect on our business, financial condition, and results of operations. The following risks highlight some of the more significant factors that have affected us and could affect us in the future. We may also be affected by unknown risks or risks that we currently believe are immaterial. If any such events actually occur, our business, financial condition, and results of operations could be materially and adversely affected. You should carefully consider the following factors and other information contained in this Annual Report on Form 10-K before deciding to invest in our common stock.
Our inability to successfully manage divestitures and other significant transactions could harm our financial results, business, and prospects.
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
We are required under U.S. generally accepted accounting principles to review intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, goodwill is required to be tested for impairment at least annually. Factors that may be considered to be a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include, but are not limited to, a decline in stock price and resulting market capitalization, a significant decrease in the market value of an asset, or a significant decrease in operating or cash flow projections. No impairments of goodwill or long-lived assets were recorded in 2018 and 2017.
No assurances can be given that we will not be required to record future significant charges related to tangible or intangible asset impairments.
Our indebtedness could materially and adversely affect our business, financial condition, and results of operations and prevent us from fulfilling our obligations.
Our indebtedness could materially and adversely affect our business, financial condition, and results of operations. For example, it could:
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
Our inability to comply with covenants in place or our inability to make the required principal and interest payments may cause an event of default, which could have a substantial adverse impact to our business, financial condition, and results of operations. There is no assurance that refinancings or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, particularly if credit market conditions deteriorate. Furthermore, there can be no assurance that refinancings or asset dispositions would be permitted by the terms of our credit agreements or debt instruments. Our existing credit agreements contain, and any future debt agreements we may enter into may contain, certain financial tests and other covenants that limit our ability to incur indebtedness, acquire other businesses, and may impose various other restrictions. Our ability to comply with financial tests may be adversely affected by changes in economic or business conditions beyond our control, and these covenants may limit our ability to take advantage of potential business opportunities as they arise. We cannot be certain that we will be able to comply with the financial tests and other covenants, or, if we fail to do so, that we will be able to obtain waivers or amended terms from our lenders. An uncured default with respect to one or more of the covenants could result in the amounts outstanding being declared immediately due and payable, which may also trigger an obligation to redeem our outstanding debt securities and repay all other outstanding indebtedness. Any such acceleration of our indebtedness would have a material and adverse effect on our business, financial condition, and results of operations.
Certain of our variable rate debt, including our revolving credit facility, currently uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. These reforms may cause LIBOR to perform differently than in the past or to disappear entirely. The consequences of these developments with respect to LIBOR cannot be entirely predicted but may result in an increase in the interest cost of our variable rate debt.
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
In addition, volatile market conditions and low energy prices could continue for an extended period, which would negatively affect our business prospects and reduce profitability. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty, and a variety of additional factors that are beyond our control. Sustained declines or significant and frequent fluctuations in the price of oil and natural gas may have a material and adverse effect on our operations and financial condition.
Our ability to maintain or improve our profitability could be adversely impacted by cost pressures.
Our profitability is dependent upon the efficient use of our resources. Rising inflation, labor costs, labor disruptions, and other increases in costs due to tariffs or other reasons in the geographic areas in which we operate could have a significant adverse impact on our profitability and results of operations.
Management projections, estimates, and judgments may not be indicative of our future performance.
Our management team is required to use certain estimates in preparing our financial statements, including accounting estimates to determine reserves related to litigation, deferred tax assets, and the fair market value of certain assets and liabilities. Certain asset and liability valuations are subject to management’s judgment and actual results are influenced by factors outside our control.

We are required to maintain a valuation allowance for deferred tax assets and record a charge to income and equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14 to the Consolidated Financial Statements included herein, for additional discussion of our deferred taxes.
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
We are currently working through an enterprise resource program (“ERP”) system transition. Certain divisions of our Company migrated into the new ERP system during 2016 while certain other divisions may be transitioned during 2019 and subsequent years. The system implementation is intended to enable us to better meet the information requirements of our users, increase our integration efficiencies, and identify additional synergies in the future. The implementation of our ERP system is complex because of the wide range of processes and systems to be integrated across our business. Any disruptions, delays, or deficiencies in the design, operation, or implementation of our various systems, or in the performance of our systems, particularly any disruptions, delays, or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business, including our ability to receive, process, ship, and bill for orders in a timely manner or our ability to properly manage our inventory or accurately present our inventory availability or pricing. Project delays, business interruptions, or loss of expected benefits could have a material and adverse effect on our business, financial condition, or results of operations.
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
We are dependent upon key customers.
We could be adversely affected by changes in the business or financial condition of a customer or customers. A prolonged decrease in capital spending by our railroad customers could negatively impact our sales and profitability. No assurances can be given that a significant downturn in the business or financial condition of a current customer, or customers, or potential litigation with a current customer, would not also impact our future results of operations and/or financial condition.

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
Doing business outside the United States subjects the Company to various risks, including changing economic and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts, and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments, and taxation. Increasing sales to foreign countries, including Canada, China, Mexico, the United Kingdom (“U.K.”), and countries within the European Union (“E.U.”), exposes the Company to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have little control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these possible changes.
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
In June 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” The U.K. government has initiated a process to withdraw from the E.U. and is negotiating the terms of its separation. There is also the chance of what is being called a “no-deal Brexit,” where no formal agreement is made between the U.K. and E.U. regarding the terms of separation prior to the U.K.'s exit from the E.U. Since the announcement of Brexit and, most recently, possible no-deal Brexit, there has been volatility in currency exchange rate fluctuations between the U.S. dollar relative to the U.K. pound, which could continue. The announcement of Brexit and pending withdrawal of the U.K. from the E.U. has also created market volatility and could continue to contribute to instability in global financial and foreign exchange markets, political institutions, and regulatory agencies.
The majority of our U.K. operations are heavily concentrated within the U.K. borders; however, this could adversely affect the future growth of our U.K. operations into other European locations. Our U.K. operations represented approximately 11% and 10% of our total revenue for the years ended December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, less than 1% of our consolidated net revenue was from U.K. operation's sales exported to E.U. members other than the U.K.
Material modification to the North American Free Trade Agreement (“NAFTA”) and certain other international trade agreements could affect our business, financial condition, and results of operations.
The current Presidential administration has made comments suggesting it is not supportive of certain international trade agreements, including the NAFTA. On November 30, 2018, the United States-Mexico-Canada Agreement (“USMCA”) was signed by the parties, but a renegotiation of NAFTA remains to be ratified by U.S. Congress. At this time, it remains unclear what the current administration and Congress would or would not do with respect to these international trade agreements. While the Company is a net exporter out of the United States, potential material modifications to NAFTA, or certain other international trade agreements, including USMCA, may have a material adverse effect on our business, financial condition, and results of operations.
Violations of foreign governmental regulations, including the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws, could result in fines, penalties, and criminal sanctions against the Company, its officers, or both and could have a material and adverse effect on our business.
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
Certain divisions of our business depend on a small number of suppliers. The loss of any such supplier could have a material and adverse effect on our business, financial condition, and result of operations.
In our Rail Products business unit, we rely on a limited number of suppliers for key products that we sell to our customers. In addition, our Piling division is predominantly dependent upon one supplier for sheet piling while our Protective Coatings division is predominately dependent on two suppliers of epoxy coating. A significant downturn in the business of one or more of these suppliers, a disruption in their manufacturing operations, an unwillingness to continue to sell to us, or a disruption in the availability of existing and new piling and rail products may adversely impact our financial results.
Fluctuations in the price, quality, and availability of the primary raw materials used in our business could have a material and adverse effect on our operations and profitability.
Most of our businesses utilize steel as a significant product component. The steel industry is cyclical and prices and availability are subject to these cycles as well as to international market forces. We also use significant amounts of cement and aggregate in our Concrete Ties and Precast Concrete Products businesses. No assurances can be given that our financial results would not be adversely affected if prices or availability of these materials were to change in a significantly unfavorable manner.
Labor disputes may have a material and adverse effect on our operations and profitability.
Four of our manufacturing facilities are staffed by employees represented by labor unions. Approximately 139 employees employed at these facilities are currently working under three separate collective bargaining agreements. Disputes with regard to the terms of these agreements or our potential inability to renegotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, slowdowns, or lockouts, which could cause a disruption of our operations and have a material and adverse effect on our results of operations, financial condition, and liquidity.
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
Although our agreement with Legion Partners expired, activist investors may attempt to effect changes in the Company’s strategic direction and how the Company is governed, or to acquire control over the Company. Some investors seek to increase short-term shareholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. While the Company welcomes varying opinions from all shareholders, activist campaigns that contest or conflict with our strategic direction could have an adverse effect on the Company’s results of operations and financial condition as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of the Company’s board and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of a change in the direction of the business, instability or lack of continuity, which may be exploited by our competitors, may cause concern to our current or potential customers, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
We are subject to regulation by federal, state, local, and foreign regulatory agencies. We are required to comply with numerous laws and regulations and to obtain various authorizations, permits, approvals, and certificates from governmental agencies.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The location and general description of the principal properties which are owned or leased by L.B. Foster Company, together with the segment of the Company’s business using such properties, are set forth in the following table:

Location	Function	Acres	Business Segment	Lease Expiration
Bedford, PA	Bridge component fabricating plant	16	Construction	Owned
Birmingham, AL	Protective coatings facility	32	Tubular and Energy	2022
Burnaby, BC, Canada	Friction management products plant	N/A	Rail	2021
Channelview, TX	Threading, test, and inspection facility	73	Tubular and Energy	Owned
Columbia City, IN	Rail processing facility and yard storage	22	Rail	Owned
Hillsboro, TX	Precast concrete facility	9	Construction	Owned
Kimball, NE	Threading, test, and inspection facility	145	Tubular and Energy	Owned
Leming, TX	Threading, test, and inspection facility	63	Tubular and Energy	Owned
Magnolia, TX	Threading facility	35	Tubular and Energy	Owned
Morgantown, WV	Test and inspection facility	N/A	Tubular and Energy	2018
Niles, OH	Rail fabrication, friction management products, and yard storage	35	Rail	Owned
Petersburg, VA	Piling storage facility	35	Construction	Owned
Pueblo, CO	Rail joint manufacturing facility	9	Rail	Owned
Saint-Jean-sur-Richelieu, QC, Canada	Rail anchors and track spikes manufacturing plant	17	Rail	Owned
Sheffield, United Kingdom	Track component and friction management products facility	N/A	Rail	2019
Spokane, WA	Concrete tie plant	13	Rail	2020
Spokane, WA	Precast concrete facility	5	Construction	2020
Waverly, WV	Precast concrete facility	85	Construction	Owned
Willis, TX	Protective coatings facility	16	Tubular and Energy	Owned
Willis, TX	Measurement services facility	13	Tubular and Energy	Owned
Included in the table above are certain facilities leased by the Company for which there is no acreage included in the lease. For these properties a “N/A” has been included in the “Acres” column.
Including the properties listed above, the Company has a total of 24 sales offices, including its headquarters in Pittsburgh, PA, and 30 warehouses, plants, and yard facilities located throughout the United States, Canada, and Europe. The Company’s facilities are in good condition and suitable for the Company’s business as currently conducted and as currently planned to be conducted.
ITEM 3. LEGAL PROCEEDINGS
On March 13, 2019, the Company and its subsidiary, CXT Incorporated (“CXT”) entered into a Settlement Agreement (the “Settlement Agreement”) with Union Pacific Railroad (“UPRR”) to resolve the pending litigation in the matter of Union Pacific Railroad Company v. L.B. Foster Company and CXT Incorporated, Case No. CI 15-564, in the District Court for Douglas County, Nebraska. The lawsuit related to UPRR's claims that the Company and CXT breached their express warranty, implied covenant of good faith and fair dealing, and anticipatorily repudiated their warranty obligations with respect to the manufacture and sale of pre-stressed concrete railroad ties to UPRR, and UPRR sought to recover damages in an amount to be determined at trial for the value of unfulfilled warranty replacement ties and ties likely to become warranty eligible, costs for cover for replacement ties, and various incidental and consequential damages. The Company denied liability to UPRR and asserted that UPRR's conduct was wrongful and unjustified and asserted defenses and counterclaims.

Under the Settlement Agreement, the Company and CXT will pay UPRR the aggregate amount of $50,000 without pre-judgment interest, beginning with a $2,000 immediate payment, and with the remaining $48,000 paid in installments over a six-year period commencing on the effective date of the Settlement Agreement through December 2024 pursuant to a Promissory Note. Additionally, commencing in January 2019 and through December 2024, UPRR has agreed to purchase from the Company and its subsidiaries and affiliates, a cumulative total amount of $48,000 of products and services, targeting $8,000 of annual purchases per year beginning in 2019 per letters of intent under the Settlement Agreement. The Settlement Agreement also includes a mutual release of all claims and liability regarding or relating to all CXT pre-stressed concrete railroad ties with no admission of liability and dismissal of the litigation with prejudice.
Additional information regarding the Company’s legal proceedings and other commitments and contingencies is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 19 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 3.
ITEM 4. MINE SAFETY DISCLOSURES
This item is not applicable to the Company.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Market Information
(Dollars in thousands, except share data unless otherwise noted)
The Company had 315 common shareholders of record on March 11, 2019. Common stock prices are quoted daily through the NASDAQ Global Select Market quotation service (Symbol: FSTR). The following table sets forth the range of high and low sales prices per share of our common stock for the periods indicated:

	2018		2017
Quarter	High	Low	High	Low
First	$30.30	$23.05	$15.86	$11.80
Second	26.15	21.11	21.95	12.15
Third	26.48	20.40	23.25	17.00
Fourth	21.97	13.91	27.45	21.15
Dividends
During 2018 and 2017, the Company did not declare any quarterly dividends.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Under the 2006 Omnibus Incentive Plan, from May 24, 2006 through May 2017, non-employee directors were automatically awarded fully-vested shares of the Company’s common stock as determined by the Board of Directors at each annual shareholder meeting at which such non-employee director is elected or re-elected. Since May 2018, the non-employee directors have received annual awards of forfeitable restricted shares subject to a one-year vesting requirement. During 2018, pursuant to the 2006 Omnibus Incentive Plan, the Company issued approximately 22,000 shares of the Company’s common stock for the annual non-employee director equity award, which shares vest on the one-year anniversary of the date of grant. During 2018, the Company issued approximately 2,000 shares to certain non-employee directors who elected the option to receive fully-vested shares of the Company’s common stock in lieu of director cash compensation. Through December 31, 2018, there were approximately 191,000 fully vested shares issued under the 2006 Omnibus Incentive Plan to non-employee directors. During the quarter ended June 30, 2017, the Nomination and Governance Committee and Board of Directors jointly approved the Deferred Compensation Plan for Non-Employee Directors under the 2006 Omnibus Incentive Plan, which permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board. During 2018, approximately 42,000 deferred share units were allotted to the accounts of non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.
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

With respect to awards made prior to December 31, 2016, the Company will withhold or employees may tender shares of restricted stock when issued to pay for withholding taxes. Since 2017, the Company will withhold shares of restricted stock for satisfaction of tax withholding obligations. During 2018 and 2017, the Company withheld 11,445 and 7,277 shares, respectively, for this purpose. The values of the shares withheld were $316 and $103 in 2018 and 2017, respectively. Awards made since January 1, 2019 provide that the Company will withhold shares of restricted stock to satisfy tax withholding obligations.
Issuer Purchases of Equity Securities
The Company’s purchases of equity securities for the three months ended December 31, 2018 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2018 - October 31, 2018	—	$—	—	$—
November 1, 2018 - November 30, 2018	—	—	—	—
December 1, 2018 - December 31, 2018	—	—	—	—
Total	—	$—	—	$—
1Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock. No such shares were withheld during the three months ended December 31, 2018.
ITEM 6. SELECTED FINANCIAL DATA
This item is not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except share data unless otherwise noted)
Executive Level Overview
2018 Developments and 2019 Outlook
During 2018, we:
•Increased net sales by $90,592, or 16.9%, to $626,969;
•Increased new orders by 24.6% resulting in a backlog of $220,418, which is a 32.1% increase over the prior year end;
•Generated a net loss of $31,168, or $3.01 loss per diluted share, as a result of the settlement discussed below;
•Reported adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain expenses) of $41,436; (a)
•Effectively managed working capital levels, resulting in $25,964 of net cash provided by operating activities;
•Reduced borrowings by $54,984, or 42.3%, to $64,700 of net debt and became subject to the lowest tier interest rate spread under our credit agreement;
•Effectuated cost containment programs resulting in a 100 basis points decline year over year in selling and administrative expense as a percent of sales;
•Recorded a $43,400 expense related to the settlement of the concrete tie matter (“Concrete Tie Settlement”) with Union Pacific Railroad (“UPRR”);
•Divested non-core assets that yielded cash proceeds of $6,264.

(a) The following table displays a reconciliation of non-GAAP financial measures for the years ended December 31, 2018 and 2017. EBITDA is a financial metric utilized by management to evaluate the Company’s performance on a comparable basis. The Company believes that EBITDA is useful to investors as a supplemental way to evaluate the ongoing operations of the Company’s business since EBITDA enhances investors’ ability to compare historical periods as it adjusts for the impact of financing methods, tax law and strategy changes, and depreciation and amortization. In addition, EBITDA is a financial measurement that management and the Company’s Board of Directors use in their financial and operational decision-making and in the determination of certain compensation programs. Adjusted EBITDA includes certain adjustments to EBITDA. In 2018, the Company made adjustments to exclude in impact of the UPRR Concrete Tie Settlement.

	Year Ended December 31,
	2018	2017*
Adjusted EBITDA Reconciliation
Net (loss) income	$(31,168)	$5,361
Interest expense, net	6,154	8,070
Income tax expense	4,457	4,690
Depreciation	11,495	12,849
Amortization	7,098	6,992
Total EBITDA	$(1,964)	$37,962
Concrete Tie Settlement expense	43,400	—
Adjusted EBITDA	$41,436	$37,962
* Year ended December 31, 2017 amounts have been revised to reflect the change in inventory accounting method, as described in Notes 1 and 6 to the Consolidated Financial Statements.

During 2018, the Company saw strengthening new order activity within each of our three segments compared to our prior year, as many of the markets we serve continued to expand. This momentum led to increased operating results while still maintaining a strong backlog as we move into 2019. While sales increased over the prior year, the Company's gross margins were unfavorably impacted by increasing pricing pressures as well as product mix dilution by increasing contributions from our lower margin product lines. We were able to continue our containment of selling and administrative expenses, which were reduced on a percent of sales basis, despite having a significant increase in litigation expenses when compared to the prior year. Our operating teams were able to successfully manage working capital levels while sales increased over the prior year. The operating cash generated along with the international cash repatriation and proceeds from the sale of non-core assets, allowed us to continue to reduce our outstanding debt and significantly improve our leverage ratio throughout the year.
In 2018, our Rail Products and Services segment reported increased sales in both our North American and European markets when compared to the prior year. The North American freight rail market supported our sales growth as we saw capital spending reported by Class I operators continue to grow throughout the year. The North American freight rail market also demonstrated improvements through its growth in both commodity carloads and intermodal traffic. While the outlook for coal shipments is not expected to drive future growth, we anticipate intermodal traffic to continue to increase as the capacity within the truck market continues to be tight.

Freight rail operators are prioritizing spending against safety improvement, operating efficiency, and other cost reduction activities. The Company continues to target products and solutions to help improve safety and operating efficiency as well as introduce services that contribute to extending the useful life of certain rail equipment and lowering maintenance costs for operators. As friction management becomes increasingly important to freight railroads as operators see the demonstrated savings and reduced wear and tear, our initiatives around growth and service contracts for friction management are continuing to move forward. Our on-track services in the United States continued to expand during 2018, providing installation, maintenance, monitoring, and inspection of our on-track products.
We continued to see transit operators investing in infrastructure with expansion and modernization of existing operations across both North America and Europe. Our sales in Europe increased significantly in 2018 as service work related to the Crossrail transit system project has strengthened considerably. We have expanded our service team in the U.K. to meet the requirements of these major projects for London Underground rail, as it has brought a previously unserved market to us by way of one of our 2015 acquisitions. Much of this work is directed to on-track services for the integration of driver automation, passenger information systems, access control, and security system interface. The North American transit networks were also favorably impacted by funding for capacity expansion as ridership levels on a macro basis increased.
During the year, we did experience increases in steel input costs as steel suppliers reacted to conditions brought about by tariffs and quotas on foreign made steel. We were able to manage our operations through the fluctuating environment and more specifically, capitalize on our distribution business, where rising prices are typically viewed as favorable. As we exit 2018, we believe our current cost structure in our Rail Products and Services segment reflected positive results in 2018 and positions us to meet our increased 2019 projections that is supported by an ending backlog that is over 40% higher than the prior year end.
Continued improvement in the Tubular and Energy Services segment was provided by both the midstream and upstream markets we serve. A number of favorable energy market indicators helped to drive this growth, including the price of oil, as low cost developers in the U.S. were better positioned to increase output due to substantial productivity gains, and we continued to see rising rig counts in the U.S. This led to an increased need for tubulars in order to support the growth in wells and well depth, which drove the demand for our services. The increased activity in pipeline projects was most prominent in the regions where production increases are taking place and where capacity shortfalls or the need to reach new locations exists. The segment was able to benefit from these constraints in pipeline capacity, as this helped to fuel the growth within our protective coatings offerings. We later began to experience this project activity strength within our measurement systems business as the same midstream customers are in need of measurement systems as these pipeline are constructed.
Our upstream energy market continued to strengthen during 2018 as well, with sales increasing in Test, Inspection, and Threaded services over the prior year. While we were pleased with the sales and profit growth within this market, pricing became a challenge as we continued to work diligently to restore margins back to prior levels.
As our 2018 results have shown, we believe there is continued widespread need for domestic pipeline infrastructure in both the short and long term and that new demand will be driven by already developed wells, future export potential, and the continuing transition from coal to natural gas plants. Industry projections for 2019 suggest that global demand for oil and gas should continue to rise, which correlates to the increased order activity during the second half of 2018 that led to a favorable ending backlog as we exited 2018.
Our Construction Products segment reported suppressed results during 2018, which had reductions in profit within each division when compared to the prior year. While sales did decline compared to the prior year, margin declines were more evident due to piling product mix and more competitively priced orders placed in 2017 that were recognized in 2018, an unexpected production interruption within our Precast Concrete Products business unit, our bridge decking business being unfavorably impacted by the lack of a major project during 2018, and, to a lesser extent, pricing pressure caused by uncertainty surrounding steel tariffs.
During the first half of 2018, our piling sales were below prior year levels as we continued to see reduced order activity within our commodity piling that had begun in 2017. As we moved through the second half of 2018, our piling business had a significant increase in new order activity from our ability to secure key projects and market space where we increased our focus. This volume increase was reflected in our commodity piling, which was one of our weak areas during the time of declining steel prices. Our bridge decking line was unfavorably impacted during the current year primarily by the lack of a mega project. We were able to secure a number of small and midsize projects in 2018; however, due to the competitive nature of these types of projects, our profit margins were also reduced when compared to the prior year. We continue to believe that neither the dynamics of this market nor the number of structurally deficient, obsolete bridges have changed in a meaningful way and we have identified a number of very large projects being planned for late 2019 through 2021. Management was pleased with the strength the Piling and Fabricated Bridge Products business unit exited 2018 with, as both new orders and ending backlog significantly surpassed our 2017 levels.
The Precast Concrete Products business unit increased its 2018 sales when compared to the prior year, primarily through buildings sales to various federal and municipal agencies. With the recent expansion of one of its facilities, the business was able to grow its market reach as well as increase its product offerings. While sales increased over the prior year levels, profit was reduced year over year as the business experienced an unexpected production interruption which caused numerous inefficiencies during the period. We were able to correct this issue and restore the facility's performance, although there are upcoming projects planned to further increase the standards of our precast operations. Our anticipated operational improvements, coupled with a sizable increase in backlog over the prior year, has positioned Precast Concrete products for a successful 2019.

Our management team we have assembled to oversee operations has done an exceptional job focusing on cost control as we continued to grow during 2018. Management intends to stay focused on prudent working capital management and operating cash flow to continue to pay down our outstanding debt. We believe that the Company’s expenses and operating leverage now provide the agility to succeed in the cyclical markets in which we participate. Our long-term objective is to continue the modernization of the entire Company with the ongoing integration of our enterprise resource program system from which we can grow and leverage best in class business processes.
UPRR Product Warranty Claim
On January 23, 2015, UPRR filed a Complaint and Demand for Jury Trial in the District Court for Douglas County, NE against the Company and its subsidiary, CXT, asserting, among other matters, that the Company breached its express warranty, breached an implied covenant of good faith and fair dealing, and anticipatorily repudiated its warranty obligations, and that UPRR’s exclusive and limited remedy provisions in the supply agreement have failed of their essential purpose which entitles UPRR to recover all incidental and consequential damages. The Complaint seeks to cancel all duties of UPRR under the contract, to adjudge the Company as having no remaining rights under the contracts, and to recover damages in an amount to be determined at trial for the value of unfulfilled warranty replacement ties and ties likely to become warranty eligible, for costs of cover for replacement ties, and for various incidental and consequential damages. The amended 2005 supply agreement provides that UPRR’s exclusive remedy is to receive a replacement tie that meets the contract specifications for each tie that failed to meet the contract specifications or otherwise contained a material defect provided that the Company receives written notice of such failure or defect within 15 years after that tie was produced. The amended 2005 supply agreement provides that the Company’s warranty does not apply to ties that (a) have been repaired or altered without the Company’s written consent in such a way as to affect the stability or reliability thereof, (b) have been subject to misuse, negligence, or accident, or (c) have been improperly maintained or used contrary to the specifications for which such ties were produced. The amended 2005 supply agreement also continues to provide that the Company’s warranty is in lieu of all other express or implied warranties and that neither party shall be subject to or liable for any incidental or consequential damages to the other party. The dispute is largely based on (1) claims submitted that the Company believes are for ties claimed for warranty replacement that are inaccurately rated under concrete tie rating guidelines and procedures agreed to in 2012 and incorporated by amendment to the 2005 supply agreement and are not the responsibility of the Company and claims that do not meet the criteria of a warranty replacement and (2) UPRR’s assertion, which the Company vigorously disputes, that UPRR in future years will be entitled to warranty replacement ties for virtually all of the ties manufactured for the UPRR at the Company's former facility in Grand Island, Nebraska. Many thousands of Grand Island ties have been performing in track for over ten years. In addition, a significant amount of Grand Island ties were rated by both parties in the excellent category of the rating system.
By Fourth Amended Scheduling Order dated March 21, 2018, certain interim pretrial deadlines for the close of discovery and various submittals were changed but the October 1, 2018 trial date set fourth in UPRR's Second Amended Notice of Trial under the prior Third Amended Scheduling Order remained in place. By Order dated August 20, 2018, the Fourth Amended Scheduling Order was amended to reschedule the trial date from October 1, 2018 to April 29, 2019, establish a January 21, 2019 deadline for the completion of fact discovery, and change the other interim pretrial deadlines. During the first six months ended June 30, 2018, the Company continued fact discovery and prepared and exchanged expert reports. During the second quarter of 2018 and thereafter, the Company engaged in both trial preparation efforts and also discussions and efforts with UPRR to resolve the matter.
On March 13, 2019, the Company and its subsidiary, CXT, entered into a Settlement Agreement (the “Settlement Agreement”) with UPRR to resolve the pending litigation in the matter. Under the Settlement Agreement, the Company and CXT will pay UPRR the aggregate amount of $50,000 without pre-judgment interest, beginning with a $2,000 immediate payment, and with the remaining $48,000 paid in installments over a six-year period commencing on the effective date of the Settlement Agreement through December 2024 pursuant to a Promissory Note. Additionally, commencing in January 2019 and through December 2024, UPRR has agreed to purchase from the Company and its subsidiaries and affiliates, a cumulative total amount of $48,000 of products and services, targeting $8,000 of annual purchases per year beginning in 2019 per letters of intent under the Settlement Agreement. The Settlement Agreement also includes a mutual release of all claims and liability regarding or relating to all CXT pre-stressed concrete railroad ties with no admission of liability and dismissal of the litigation with prejudice. Prior to the effects of the Settlement Agreement, the Company had previously accrued $6,600 for concrete tie warranty replacements. Therefore, the Company recognized $43,400 in expense for the year ended December 31, 2018 for the remaining amount per the Settlement Agreement. Further detail on the Settlement Agreement is disclosed in Note 19 to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data of this report.

Year-to-date Results Comparison

Results of Operations

	Year Ended December 31,		Percent Increase/(Decrease)	Percent of Total Net Sales Year Ended December 31,
	2018	2017	2018 vs. 2017	2018	2017
Net Sales:
Rail Products and Services	$319,524	$256,127	24.8%	51.0%	47.8%
Construction Products	158,653	161,801	(1.9)	25.3	30.2
Tubular and Energy Services	148,792	118,449	25.6	23.7	22.0
Total net sales	$626,969	$536,377	16.9%	100.0%	100.0%

	Year Ended December 31,		Percent Increase/(Decrease)	Gross Profit Percentage Year Ended December 31,
	2018	2017*	2018 vs. 2017*	2018	2017*
Gross Profit:
Rail Products and Services	$62,307	$52,235	19.3%	19.5%	20.4%
Construction Products	22,899	30,262	(24.3)	14.4	18.7
Tubular and Energy Services	31,953	22,764	40.4	21.5	19.2
Total gross profit	$117,159	$105,261	11.3%	18.7%	19.6%

	Year Ended December 31,		Percent Increase/(Decrease)	Percent of Total Net Sales Year Ended December 31,
	2018	2017*	2018 vs. 2017*	2018	2017*
Expenses:
Selling and administrative expenses	$87,679	$80,521	8.9%	14.0%	15.0%
Amortization expense	7,098	6,992	1.5	1.1	1.3
Concrete Tie Settlement expense	43,400	—	100.0	6.9	—
Interest expense - net	6,154	8,070	(23.7)	1.0	1.5
Other income	(461)	(373)	(23.6)	(0.1)	(0.1)
Total expenses	$143,870	$95,210	51.1%	22.9%	17.8%
(Loss) income before income taxes	$(26,711)	$10,051	**	(4.3)%	1.9%
Income tax expense	4,457	4,690	(5.0)	0.7	0.9
Net (loss) income	$(31,168)	$5,361	**	(5.0)%	1.0%

* Year ended December 31, 2017 amounts have been revised to reflect the change in inventory accounting method, as described in Notes 1 and 6 to the Consolidated Financial Statements.
** Results of calculation are not considered meaningful for presentation purposes.

Fiscal 2018 Compared to Fiscal 2017 — Company Analysis
Net sales of $626,969 for the year ended December 31, 2018 increased by $90,592, or 16.9%, compared to the prior year. The Tubular and Energy Services and Rail Products and Services segments reported increases of 25.6% and 24.8%, respectively, over the prior year. These increases were partially offset by a reduction in our Construction Products sales of 1.9% compared to the prior year.
Gross profit increased by $11,898 over the prior year to $117,159 for 2018. This increase was attributable to the gross profit of our Rail Products and Services and Tubular and Energy Services segments which increased by $10,072 and $9,189, respectively. These increases were partially offset by a reduction of $7,363 within our Construction Products segment. While gross profit increased, gross profit margin for 2018 was 18.7%, or 90 basis points (“bps”) lower than the prior year. The current year margin was primarily impacted by the dilutive effect of our increased volume contributions from our lower margin distribution businesses, stiff pricing competition from smaller bridge decking projects, and an unexpected production interruption within one of our Precast Concrete Products facilities.
Selling and administrative expenses increased by $7,158, or 8.9%, over the prior year. The increase was primarily attributable to an increase in personnel-related expenses of $3,374 over the prior year, legal costs related to the UPRR matter of $4,810, over twice as much as the prior year period, and professional service and insurance costs which increased by $1,912 compared to the prior year. These increases were partially offset by a reduction in bad debt expense of $2,289 in the current year. As a result of our cost containment programs, selling and administrative expenses were reduced by 100 bps as a percentage of net sales as compared to the prior year.
For the year ended December 31, 2018, the Company recorded an expense of $43,400 related to the UPRR Concrete Tie Settlement. Interest expense, net of interest income, for the year ended December 31, 2018 was reduced by $1,916 as a result of the $54,984 reduction in outstanding debt as well as entering the lowest tier of the interest rate spread, per our credit agreement.
The Company’s effective income tax rate for 2018 was (16.7)%, compared to 46.7% in the prior year period. The Company’s 2018 effective income tax rate was significantly affected by an increase to our domestic valuation allowance against deferred tax assets resulting from the effects of the Concrete Tie Settlement. The Company's 2017 effective income tax rate included a tax expense of $3,298 related to the one-time transition tax on earnings of foreign subsidiaries provided for in the U.S. Tax Cuts and Jobs Act.
Net loss for the year ended December 31, 2018 was $31,168, or $3.01 loss per diluted share, compared to net income for the 2017 period of $5,361, or $0.51 income per diluted share.
Results of Operations — Segment Analysis
Rail Products and Services

	Year Ended December 31,		Increase/(Decrease)	Percent Increase/(Decrease)
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net Sales	$319,524	$256,127	$63,397	24.8%
Gross Profit	$62,307	$52,235	$10,072	19.3%
Gross Profit Percentage	19.5%	20.4%	(0.9)%	(4.4)%
Segment Profit	$19,468	$11,078	$8,390	75.7%
Segment Profit Percentage	6.1%	4.3%	1.8%	40.9%
Rail Products and Services segment sales increased $63,397, or 24.8%, compared to the prior year. The increase was attributable to both our Rail Technologies and Rail Products business units, which increased by 30.6% and 21.0%, respectively. The Rail Technologies growth was primarily attributable to the European transit market in which we were able to capitalize on opportunities with transit agencies who are expanding to serve additional geographic areas as well as increased passenger traffic. Our Rail Products business unit was favorably impacted by increased activity in both the freight and transit markets. The Company was encouraged by the impact of North American carload traffic during 2018, particularly intermodal traffic levels, as well as its ability to capitalize on opportunities with the expansion of the global transit market.
Segment gross profit increased by $10,072, or 19.3%, supported by increases in both our Rail Products and Rail Technologies business units. Segment gross profit margin decreased by 90 bps principally attributable to lower margin product mix in Rail Technologies and, to a lesser extent, the dilutive impact of increased sales from lower margin distribution lines within Rail Products. Gross profit was also unfavorably impacted by a charge of $611 within our Rail Technologies business unit related to a commercial decision to support a customer concern for an automation project. The Rail Products and Services segment profit for 2018 was $19,468, a segment profit margin of 6.1%, compared to $11,078, and a margin of 4.3% for 2017. Although the segment's selling and administrative expenses increased over the prior year, management was encouraged by the cost containment activities resulting in a 240 bps reduction in selling and administrative expense as a percent of sales. The 2018 segment profit included an expense of $169 related to diligence activities from a business opportunity to expand our technological offerings that did not materialize.

During 2018, the Rail Products and Services segment increased new orders by 33.7% compared to the prior year. Each of the business units within the segment had increases in new orders compared to 2017. The growth in new orders strengthened backlog by 41.5% compared to the prior year, ending 2018 at $97,447.
Construction Products

	Year Ended December 31,		Decrease	Percent Decrease
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net Sales	$158,653	$161,801	$(3,148)	(1.9)%
Gross Profit	$22,899	$30,262	$(7,363)	(24.3)%
Gross Profit Percentage	14.4%	18.7%	(4.3)%	(22.8)%
Segment Profit	$6,798	$14,040	$(7,242)	(51.6)%
Segment Profit Percentage	4.3%	8.7%	(4.4)%	(50.6)%
Construction Products segment sales decreased $3,148, or 1.9%, compared to the prior year, which was attributable to our bridge products. The Fabricated Bridge sales decrease was primarily driven by the lack of large projects during the current year compared to the activities related to the completion of the Peace Bridge mega project in 2017. Partially offsetting this decline were increases in our Piling and Precast Concrete Products. Piling started 2018 slowly as the reduced order volume from 2017 carried into the current year; however, significant order activity during the second half of 2018 provided for an increase in sales levels over the prior year. Precast Concrete Products experienced increases in their buildings sales, which were primarily driven by orders from federal and municipal agencies.
The Construction Products segment's gross profit decreased by $7,363, or 24.3%, compared to the prior year. The gross profit decrease was primarily due to sales volume, as the segment was unable to secure a mega bridge project during 2018. The gross profit was also unfavorably impacted, to a lesser extent, by an unexpected production interruption within one of our Precast Concrete Products facilities. The segment profit of $6,798 decreased by $7,242 compared to the prior year to 4.3% of net sales. While the segment profit was significantly impacted by reduced gross profit, it was favorably impacted by a reduction in selling and administrative expenses of $121 compared to the prior year.
For 2018, the Construction Products segment had a 17.8% increase in new orders compared to the prior year period. This increase was supported by all product groups within the segment and was most significant in the second half of 2018. The segment's backlog as of December 31, 2018 was $95,419, a 33.8% increase as compared to the prior year end.
Tubular and Energy Services

	Year Ended December 31,		Increase	Percent Increase
	2018	2017	2018 vs. 2017	2018 vs. 2017
Net Sales	$148,792	$118,449	$30,343	25.6%
Gross Profit	$31,953	$22,764	$9,189	40.4%
Gross Profit Percentage	21.5%	19.2%	2.3%	11.7%
Segment Profit	$12,647	$3,483	$9,164	263.1%
Segment Profit Percentage	8.5%	2.9%	5.6%	189.1%
Tubular and Energy Services segment sales increased by $30,343, or 25.6%, compared to the prior year. The increase was supported by each business unit within the segment. The increase in demand for midstream infrastructure led to a 31.4% increase in Protective Coatings and Measurement Systems sales, while our upstream Test, Inspection, and Threading Services sales grew 17.9% over the prior year.
Tubular and Energy Services gross profit increased by $9,189, which was favorably impacted by both sales volume and improved margins within each division of the segment. The segment profit increased to $12,647, or 8.5% of net sales, in 2018 compared to $3,483, or 2.9% of net sales, in 2017. Cost containment programs proved successful during 2018 as selling and administrative expenses declined 270 bps as a percent of sales when compared to the prior year. In 2018, segment profit was negatively impacted by the sale of a 54.5 acre greenfield plot of land which resulted in a $269 loss, a $786 loss on the sale or disposal of multiple fixed assets, and expenses of $586 related to a site closure as management positions the segment away from non-core assets. During 2017, our Protective Coatings and Measurement Systems business unit incurred a $839 warranty charge which negatively impacted the gross and segment profit.
The Tubular and Energy Services segment had an increase in new orders of 14.7% compared to the prior year period. New orders increased during 2018 as both the upstream and midstream energy markets showed strength during the year, which significantly impacted our Test, Inspection, and Threading Services business unit operating results. The increase in new orders lead to a 3.0% increase in backlog, with a December 31, 2018 balance of $27,552.

Liquidity and Capital Resources
Total debt as of December 31, 2018 and 2017 was $74,982 and $129,966, respectively, and was primarily comprised of borrowings on the revolving credit facility. Our need for liquidity relates primarily to working capital requirements for operating activities, debt service payments, and capital expenditures.
The change in cash and cash equivalents for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
Net cash provided by operating activities	$25,964	$39,372
Net cash provided (used) by investing activities	2,248	(4,687)
Net cash used by financing activities	(55,300)	(29,703)
Effect of exchange rate changes on cash and cash equivalents	(308)	2,333
Net (decrease) increase in cash and cash equivalents	$(27,396)	$7,315
Cash Flows from Operating Activities
During the year ended December 31, 2018, net cash provided by operating activities was $25,964 compared to $39,372 during the prior year period. For the year ended December 31, 2018, income and adjustments to income from operating activities provided $34,367 compared to $25,688 in 2017. Working capital and other assets and liabilities used $8,403 in the current period compared to providing $13,684 during 2017. During the year ended December 31, 2017, the Company received $11,773 from federal income tax refunds.
The Company’s calculation of days sales outstanding was 50 days as of December 31, 2018 and 2017. We believe our receivables portfolio is strong.
Cash Flows from Investing Activities
For the year ended December 31, 2018, the Company had capital expenditures of $5,251, an $898 reduction from 2017. The current year expenditures were primarily related to general plant and operational improvements. The capital expenditures during 2017 related to rail assets installed as part of a long-term service contract and, to a lesser extent, general plant and operational improvements. The Company received proceeds of $2,389 from the sale of assets during the year ended December 31, 2018 compared to $1,462 in 2017. The current year proceeds were primarily from the sale of a greenfield site in Willis, TX in the Tubular and Energy Services segment. On August 1, 2018, the Company executed the sale of its 45% ownership in L B Pipe and Couplings Products, LLC (“L B Pipe JV”), which provided $3,875 and $1,235 from the sale of its ownership interest and repayment of revolving line of credit from L B Pipe JV, respectively.
Cash Flows from Financing Activities
The Company reduced its outstanding debt by $54,984 during the year ended December 31, 2018 primarily from international excess cash repatriation, proceeds from the sale of non-core assets, and operational cash flows. During the year ended December 31, 2017, the Company reduced outstanding debt by approximately $29,600, primarily from operational cash flows.
Financial Condition
The Company generated $25,964 from cash flows from operations during 2018 that was utilized to make payments against our revolving credit facility and fund capital expenditures. As of December 31, 2018, we had $10,282 in cash and cash equivalents and $120,567 of availability under the Second Amendment to the Second Amended and Restated Credit Agreement while carrying $74,982 in total debt. We believe this liquidity will provide adequate flexibility to operate the business in a prudent manner, continue to service our revolving debt facility, and be better leveraged to weather any future downturn in our markets.
Non-domestic cash balances of $8,058 are held in various locations throughout the world. Management determined that the cash balances of our Canadian and United Kingdom subsidiaries exceeded our projected capital needs and, as such, repatriated $31,517 in excess funds from our international operations during 2018.
As of December 31, 2018, the Company was in compliance with the covenants in the Second Amendment.
To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017 at which point they effectively convert a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. As of December 31, 2018 and 2017, the swap asset was $675 and $222, respectively.
For a discussion of the terms and availability of the Company's credit facilities, please see Part II, Item 8, Financial Statements and Supplementary Data, Note 10 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Tabular Disclosure of Contractual Obligations
A summary of the Company’s required payments under financial instruments and other commitments as of December 31, 2018 are presented in the following table:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Cash Obligations
Revolving credit facility (1)	$74,008	$—	$74,008	$—	$—
Interest	3,648	3,101	547	—	—
Other debt	974	629	345	—	—
Pension plan contributions	250	250	—	—	—
Operating leases	15,244	3,226	4,854	2,862	4,302
U.S. transition tax (2)	2,275	70	419	604	1,182
Concrete Tie Settlement (3)	50,000	10,000	16,000	16,000	8,000
Purchase obligations not reflected in the financial statements	49,113	49,113	—	—	—
Total contractual cash obligations	$195,512	$66,389	$96,173	$19,466	$13,484
Other Financial Commitments
Standby letters of credit	$425	$425	$—	$—	$—
1Repayments of outstanding loan balances are disclosed in Note 10 to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data of this report.
2Further detail on the U.S. Tax Cuts and Jobs Act transition tax is disclosed in Note 14 to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data of this report.
3Further detail on the UPRR Concrete Tie Settlement is disclosed in Note 19 to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data of this report.
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
Backlog
Although backlog is not necessarily indicative of future operating results, the following table provides the backlog by business segment:

	December 31,
	2018	2017
Rail Products and Services	$97,447	$68,850
Construction Products	95,419	71,318
Tubular and Energy Services	27,552	26,737
Total backlog	$220,418	$166,905
While a considerable portion of our business is backlog driven, certain businesses, including the Test, Inspection, and Threading Services and the Rail Technologies business units, are not driven by backlog and therefore have insignificant levels of backlog throughout the year.
Critical Accounting Policies and Estimates
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. The following critical accounting policies, which are reviewed by the Company’s Audit Committee of the Board of Directors, relate to the Company’s more significant estimates and judgments used in the preparation of its consolidated financial statements. Actual results could differ from those estimates.

For a summary of the Company’s significant accounting policies, see Part II, Item 8, Financial Statements and Supplementary Data, Note 1 to the Consolidated Financial Statements, which is incorporated by reference into this Item 7.
Revenue Recognition - We account for revenue in accordance with the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” whereby the unit of account is a performance obligation. The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time. The Company recognizes revenue at the point in time at which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer, and revenue is not recognized until the customer has received the products at its physical location.
The Company also derives revenue from products and services provided under long-term agreements with its customers. The transaction price of a long-term agreement is allocated to each distinct performance obligation. The majority of the Company’s long-term contracts have a single performance obligation as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services.
The Company’s performance obligations under long-term agreements with its customers are generally satisfied as over time. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Contract assets from over time contracts are recorded in “Inventory” within the Consolidated Balance Sheets and contract liabilities from over time contracts are recorded in “Deferred revenue” within the Consolidated Balance Sheets.
Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, cost and availability of materials, and timing of funding by customers. The nature of these long-term agreements may give rise to several types of variable consideration, such as claims, awards, and incentive fees. Historically, these amounts of variable consideration have not been considered significant. Contract estimates may include additional revenue for submitted contract modifications if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at that time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. As significant changes in the above estimates could impact the timing and amount of revenue and profitability of our long-term contracts, we review and update contract-related estimates regularly. In the event a contract loss becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statements of Operations.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 3 to the Consolidated Financial Statements, which is incorporated by reference into this Item 7.
Goodwill - Goodwill is the cost of an acquisition less the fair value of the identifiable net assets of the acquired business. Goodwill is required to be tested for impairment at least annually. The Company performs its annual impairment test in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
The Company may first consider qualitative factors to assess whether there are indicators that it is more likely than not that the fair value of a reporting unit may not exceed its carrying amount. The quantitative goodwill impairment analysis involves comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss equal to the excess amount up to the goodwill balance is recorded as an impairment to goodwill of the reporting unit. The Company uses a combination of a discounted cash flow method and a market approach to determine the fair values of the reporting units.
A number of significant assumptions and estimates are involved in estimating the fair value of reporting units, including the identification of macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. The estimated fair value of a reporting unit is sensitive to changes in assumptions, including forecasted future operating cash flows, weighted-average cost of capital, terminal growth rates, and industry multiples.
The Company considers historical experience and available information at the time the fair values of its reporting units are estimated. The Company believes the estimates and assumptions used in estimating the fair value of its reporting units are reasonable and appropriate; however, different assumptions and estimates could materially impact the estimated fair value of its reporting units and the resulting determinations about goodwill impairment. This could materially impact the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets. Future estimates may differ materially from current estimates and assumptions.
Additional information concerning the impairments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 4 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 7.
Intangible Assets and Long-Lived Assets - The Company tests intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.

Recoverability of assets is determined by comparing the estimated undiscounted future cash flows of the asset or asset group to their carrying amount. If the carrying value of the assets exceeds their estimated undiscounted future cash flows, an impairment loss would be determined as the difference between the fair value of the assets and its carrying value. Typically, the fair value of the assets would be determined using a discounted cash flow model which would be sensitive to judgments of what constitutes an asset group and certain assumptions such as estimated future financial performance, discount rates, and other assumptions that marketplace participants would use in their estimates of fair value. The accounting estimate related to asset impairments is highly susceptible to change from period to period because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years. These assumptions impact the amount of an impairment, which would have an impact on the Consolidated Statements of Operations.
Product Warranty - The Company maintains a warranty reserve for the repair or replacement of defective products. For certain manufactured products, warranty reserves are established as a percentage of cost of sales. For long-term construction projects, a product warranty accrual is established when a claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims. The underlying assumptions used to calculate the product warranty accrual can change from period to period and are dependent upon estimates of the amount and cost of future product repairs or replacements.
For additional information regarding the Company’s product warranty, refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 19 to the Consolidated Financial Statements which is incorporated by reference into this Item 7.
Contingencies and Litigation - In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against the Company. The Company records a liability for such claims and proceedings when an unfavorable outcome of a matter is deemed to be probable and the resulting loss can be reasonably estimated. The likelihood of an unfavorable outcome is determined based on, amongst other considerations, available defense and settlement strategies, facts and circumstances of the specific matter, views and opinions of legal counsel and others involved in the matter, and the outcome of other similar historical matters. If management determines that an unfavorable outcome is probable, the amount of loss is estimated by assessing a range of outcomes and its associated likelihood if reasonably estimable. Legal matters are continually reviewed to determine any change in judgment on a certain matter and future results of operations could be materially affected by changes in our assumptions or the outcome of such proceedings.
The Company’s operations are subject to national, state, foreign, and/or local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, regulated materials and waste. These regulations impose liability for the costs of investigation, remediation, and damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials. Liabilities are recorded when remediation efforts are probable and the costs can be reasonably estimated. Estimates are generally not reduced by potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties or as amounts are received. Established reserves are periodically reviewed and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations.
Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 19 to the Consolidated Financial Statements for additional information regarding the Company’s commitments and contingent liabilities, which is incorporated by reference into this Item 7.
Income Taxes - The recognition of deferred tax assets requires management to make judgments regarding the future realization of these assets. As prescribed by ASC 740, “Income Taxes,” valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. This guidance requires management to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. The determination of whether the positive evidence outweighs the negative evidence and quantification of the valuation allowance requires management to make estimates and judgments of future financial results.
The Company evaluates all tax positions taken on its federal, state, and foreign tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, the largest amount of benefit to be realized upon ultimate settlement is determined on a cumulative probability basis. A previously recognized tax position is derecognized when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the expected tax benefit is based on judgment, historical experience, and other assumptions. Actual results could differ from those estimates upon subsequent resolution of identified matters.
The Company’s income tax rate is significantly affected by the tax rate on global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company.
Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 14 which is incorporated by reference into this Item 7, for additional information regarding the Company’s deferred tax assets. The Company’s ability to realize these tax benefits may affect the Company’s reported income tax expense and net income.
New Accounting Pronouncements - See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 to the Consolidated Financial Statements, included herein for information regarding new accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item is not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of L.B. Foster Company and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Notes 1 and 6 to the consolidated financial statements, in 2018 the Company elected to change its method of accounting for certain inventory in the United States to the average cost method, while in prior years, these inventories were accounted for using the last-in, first-out (“LIFO”) method.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990

Pittsburgh, Pennsylvania
March 18, 2019

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2018	2017*

ASSETS
Current assets:
Cash and cash equivalents	$10,282	$37,678
Accounts receivable - net (Note 5)	86,123	76,582
Inventories - net (Note 6)	124,504	102,730
Prepaid income tax (Note 14)	437	188
Other current assets	5,326	9,120
Total current assets	226,672	226,298
Property, plant, and equipment - net (Note 7)	86,857	96,096
Other assets:
Goodwill (Note 4)	19,258	19,785
Other intangibles - net (Note 4)	49,836	57,440
Other assets	626	2,124
TOTAL ASSETS	$383,249	$401,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$78,269	$52,404
Deferred revenue (Note 9)	6,619	10,136
Accrued payroll and employee benefits	12,993	11,888
Accrued warranty (Note 19)	2,057	8,682
Current portion of accrued settlement (Note 19)	10,000	—
Current maturities of long-term debt (Note 10)	629	656
Other accrued liabilities	13,624	9,764
Total current liabilities	124,191	93,530
Long-term debt (Note 10)	74,353	129,310
Deferred tax liabilities (Note 14)	5,287	6,914
Long-term portion of accrued settlement (Note 19)	40,000	—
Other long-term liabilities	17,299	17,493
Stockholders' equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at December 31, 2018 and December 31, 2017, 11,115,779; shares outstanding at December 31, 2018 and December 31, 2017, 10,366,007 and 10,340,576, respectively (Note 11)	111	111
Paid-in capital	48,040	45,017
Retained earnings	114,324	145,797
Treasury stock - at cost, common stock, shares at December 31, 2018 and December 31, 2017, 749,772 and 775,203, respectively (Note 11)	(18,165)	(18,662)
Accumulated other comprehensive loss (Note 12)	(22,191)	(17,767)
Total stockholders' equity	122,119	154,496
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$383,249	$401,743
* The amounts as of December 31, 2017 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 6 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2018	2017*
Sales of goods	$463,165	$431,818
Sales of services	163,804	104,559
Total net sales	626,969	536,377
Cost of goods sold	380,395	344,976
Cost of services sold	129,415	86,140
Total cost of sales	509,810	431,116
Gross profit	117,159	105,261
Selling and administrative expenses	87,679	80,521
Amortization expense	7,098	6,992
Concrete Tie Settlement expense (Note 19)	43,400	—
Interest expense - net	6,154	8,070
Other income	(461)	(373)
Total expenses	143,870	95,210
(Loss) income before income taxes	(26,711)	10,051
Income tax expense	4,457	4,690
Net (loss) income	$(31,168)	$5,361
Basic (loss) earnings per common share	$(3.01)	$0.52
Diluted (loss) earnings per common share	$(3.01)	$0.51

* The amounts for the twelve months ended December 31, 2017 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 6 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2018	2017*
Net (loss) income	$(31,168)	$5,361
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4,405)	6,024
Unrealized gain on cash flow hedges, net of tax expense of $0 and $0	453	426
Pension and post-retirement benefit plans (expense) benefit, net of tax expense of $36 and $159	(543)	920
Reclassification of pension liability adjustments to earnings, net of tax (benefit) expense of ($4) and $5**	71	152
Other comprehensive (loss) income	(4,424)	7,522
Comprehensive (loss) income	$(35,592)	$12,883
* The amounts for the twelve months ended December 31, 2017 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 6 to the Consolidated Financial Statements.

** Reclassifications out of accumulated other comprehensive income for pension obligations are reflected in selling and administrative expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(31,168)	$5,361
Adjustments to reconcile net (loss) income to cash provided (used) by operating activities:
Deferred income taxes	(1,598)	(1,222)
Depreciation	11,495	12,849
Amortization	7,098	6,992
Concrete Tie Settlement expense (Note 19)	43,400	—
Equity loss (income) in nonconsolidated investments	7	(6)
Loss on sales and disposals of property, plant, and equipment	1,297	18
Stock-based compensation	3,836	1,696
Change in operating assets and liabilities:
Accounts receivable	(11,438)	(9,217)
Inventories	(23,403)	(14,657)
Other current assets	140	350
Prepaid income tax	(249)	13,978
Other noncurrent assets	1,319	959
Accounts payable	24,210	14,600
Deferred revenue	(3,491)	2,440
Accrued payroll and employee benefits	1,233	4,260
Other current liabilities	4,046	(588)
Other liabilities	(770)	1,559
Net cash provided by operating activities	25,964	39,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	2,389	1,462
Capital expenditures on property, plant, and equipment	(5,251)	(6,149)
Proceeds from sale of equity method investment	3,875	—
Repayment of revolving line of credit from equity method investment	1,235	—
Net cash provided (used) by investing activities	2,248	(4,687)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(195,254)	(182,718)
Proceeds from debt	140,270	153,118
Treasury stock acquisitions	(316)	(103)
Net cash used by financing activities	(55,300)	(29,703)
Effect of exchange rate changes on cash and cash equivalents	(308)	2,333
Net (decrease) increase in cash and cash equivalents	(27,396)	7,315
Cash and cash equivalents at beginning of period	37,678	30,363
Cash and cash equivalents at end of period	$10,282	$37,678
Supplemental disclosure of cash flow information:
Interest paid	$5,577	$7,589
Income taxes paid (received)	$4,512	$(11,189)

* The amounts for the twelve months ended December 31, 2017 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 6 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	(In thousands, except share data)
Balance, January 1, 2017	$111	$44,098	$133,667	$(19,336)	$(25,289)	$133,251
Inventory accounting method change*	—	—	6,769	—	—	6,769
Balance, January 1, 2017*	111	44,098	140,436	(19,336)	(25,289)	140,020
Net income*	—	—	5,361	—	—	5,361
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	1,072	1,072
Foreign currency translation adjustment	—	—	—	—	6,024	6,024
Unrealized derivative gain on cash flow hedges	—	—	—	—	426	426
Issuance of 27,951 common shares, net of shares withheld for taxes	—	(777)	—	674	—	(103)
Stock-based compensation	—	1,696	—	—	—	1,696
Balance, December 31, 2017*	111	45,017	145,797	(18,662)	(17,767)	154,496
Adjustment to adopt ASU 2016-16	—	—	(305)	—	—	(305)
Net loss	—	—	(31,168)	—	—	(31,168)
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	(472)	(472)
Foreign currency translation adjustment	—	—	—	—	(4,405)	(4,405)
Unrealized derivative gain on cash flow hedges	—	—	—	—	453	453
Issuance of 25,431 common shares, net of shares withheld for taxes	—	(813)	—	497	—	(316)
Stock-based compensation	—	3,836	—	—	—	3,836
Balance, December 31, 2018	$111	$48,040	$114,324	$(18,165)	$(22,191)	$122,119
* The balances as of January 1, 2017 and the year ended December 31, 2017 amounts have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 6 to the Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data unless otherwise noted)
Note 1. Summary of Significant Accounting Policies
Organization, operations, and basis of consolidation
The consolidated financial statements include the accounts of L.B. Foster Company and its wholly-owned subsidiaries, joint ventures, and partnerships in which a controlling interest is held. Inter-company transactions and accounts have been eliminated. The Company utilizes the equity method of accounting for companies where its ownership is less than or equal to 50% and significant influence exists.
L.B. Foster Company (“Company”) is a leading manufacturer and distributor of products and service provider for transportation and energy infrastructure with locations in North America and Europe. The Company is organized and operates in three business segments: Rail Products and Services (“Rail”), Construction Products (“Construction”), and Tubular and Energy Services (“Tubular and Energy”). The Rail segment is comprised of several manufacturing and distribution businesses that provide a variety of products and services for freight and passenger railroads and industrial companies throughout the world. The Construction segment is composed of piling, fabricated bridge, and precast concrete product offerings across North America. The Tubular and Energy segment provides products and services predominantly to the U.S. mid and upstream oil and gas markets.
During the fourth quarter of 2018, the Company changed its method of accounting for certain inventory in the United States from the last-in, first-out (“LIFO”) method to the average cost method. All prior periods presented have been retrospectively adjusted to apply the new method of accounting. See Note 6 for more information on the change in inventory accounting method.
Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and changes in these estimates are recorded when known.
Significant accounting policies
Cash and cash equivalents
The Company considers cash and other instruments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company invests available funds in a manner to maximize returns, preserve investment principal, and maintain liquidity, while seeking the highest yield available.
Cash and cash equivalents held in non-domestic accounts were $8,058 and $35,807 as of December 31, 2018 and 2017, respectively. Included in non-domestic cash equivalents are investments in bank term deposits of approximately $16 and $17 as of December 31, 2018 and 2017, respectively. The carrying amounts approximated fair value because of the short maturity of the instruments.
Inventory
Inventory is valued at the lower of average cost or net realizable value. On October 1, 2018, the Company changed its method of accounting for certain inventory in the United States from the LIFO method to the average cost method. All prior periods have been retrospectively adjusted to apply the new method of accounting. Slow-moving inventory is reviewed and adjusted regularly, based upon product knowledge, physical inventory observation, inventory turnover, and the age of the inventory. Inventory contains product costs, including inbound freight, direct labor, overhead costs relating to the manufacturing and distribution of products, and absorption costs representing the excess manufacturing or production costs over the amounts charged to the cost of sales or services.
Property, plant, and equipment
Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of 5 to 40 years for buildings and 2 to 13 years for machinery and equipment. Leasehold improvements are amortized over 5 to 20 years, which represent the lives of the respective leases or the lives of the improvements, whichever is shorter. Depreciation expense is recorded within “Cost of sales or services” and “Selling and administrative expenses” based upon the particular asset’s use. The Company reviews a long-lived asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no property, plant, and equipment impairments recorded for the years ended December 31, 2018 and 2017.
Maintenance, repairs, and minor renewals are charged to operations as incurred. Major renewals and betterments that substantially extend the useful life of the property are capitalized at cost. Upon sale or other disposition of assets, the costs and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in “Other income or loss.”

Allowance for doubtful accounts
The allowance for doubtful accounts is recorded to reflect the estimated realization of the Company’s accounts receivable and includes assessment of the probability of collection and the credit-worthiness of certain customers. Reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” on the Consolidated Statements of Operations. The Company reviews its accounts receivable aging and calculates an allowance through application of historic reserve factors to overdue receivables. This calculation is supplemented by specific account reviews performed by the Company’s credit department. As necessary, the application of the Company’s allowance rates to specific customers is reviewed and adjusted to more accurately reflect the credit risk inherent within that customer relationship.
Goodwill and other intangible assets
Goodwill is the cost of an acquisition less the fair value of the identifiable net assets of the acquired business. Goodwill is tested annually for impairment or more often if there are indicators of impairment within a reporting unit. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss equal to the excess amount up to the goodwill balance is recorded as a component of operations. The Company performs its annual impairment tests in the fourth quarter.
The Company's fourth quarter 2018 annual test included the assessment of qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit is less than its carrying value. The qualitative assessment encompassed a review of events and circumstances specific to each reporting unit with goodwill, as well as specific to the entity as a whole. The Company's qualitative assessment considered, among other things, factors such as macroeconomic conditions, industry and market considerations, including changes in the Company's stock price and market multiples, projected financial performance, cost factors, changes in carrying values, and other relevant factors. Considering the totality of the qualitative factors assessed, based on the weight of evidence, no circumstances existed that would indicate it was more likely than not that goodwill was impaired. There was no goodwill impairment recognized during 2018 or 2017. The Company continues to monitor the recoverability of the long-lived assets associated with certain reporting units of the Company and the long-term financial projections of the businesses. Sustained declines in the markets we serve may result in future long-lived asset impairment.
The Company has no indefinite-lived intangible assets. The Company reviews a long-lived intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. All intangible assets are amortized over their estimated useful lives. There were no definite-lived intangible asset impairments during the years ended December 31, 2018 and 2017.
Environmental remediation and compliance
Environmental remediation costs are accrued when the liability is probable and costs are estimable. Environmental compliance costs, which principally include the disposal of waste generated by routine operations, are expensed as incurred. Capitalized environmental costs, when appropriate, are depreciated over their useful life. Reserves are not reduced by potential claims for recovery and are not discounted. Claims for recovery are recognized as agreements are reached with third parties or as amounts are received. Reserves are periodically reviewed throughout the year and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations. See Note 19 for additional information regarding the Company’s outstanding environmental and litigation reserves.
Revenue recognition
On January 1, 2018, the Company adopted Accounting Standard Update No. (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” and all the related amendments using the modified retrospective approach, which did not result in any changes to the previously reported financial information. The updates related to ASU 2014-09 were applied only to contracts that were not complete as of January 1, 2018. Deferred revenue consists of customer billings or payments received for which the revenue recognition criteria have not yet been met as well as contract liabilities (billings in excess of costs) on over time contracts. Advanced payments from customers typically relate to contracts with respect to which the Company has significantly fulfilled its obligations, but due to the Company’s continuing involvement with the project, revenue is precluded from being recognized until the performance obligation is met for the customer. See Note 3 for additional information.
Product warranty
The Company maintains a current warranty liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales based upon historical experience. For long-lived construction products, a warranty is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims or due to changes in the Company’s historical warranty experience. As of December 31, 2018 and 2017, the product warranty reserve was $2,057 and $8,682, respectively. See Note 19 for additional information regarding the product warranty.

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
The Company makes judgments regarding the recognition of deferred tax assets and the future realization of these assets. As prescribed by ASC 740, “Income Taxes” and applicable guidance, valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The guidance requires the Company to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. The determination of whether the positive evidence outweighs the negative evidence and quantification of the valuation allowance requires the Company to make estimates and judgments of future financial results. The Company has concluded that for purposes of quantifying valuation allowances, it would be appropriate to consider the reversal of taxable temporary differences related to indefinite-lived intangible assets when assessing the realizability of deferred tax assets that upon reversal, would give rise to operating losses that do not expire.
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
Foreign currency translation
The assets and liabilities of our foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted-average rates of exchange during the year. The translation adjustment is accumulated as a separate component of “Accumulated other comprehensive loss” within our Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in net income. For the years ended December 31, 2018 and 2017, foreign currency transaction gains of approximately $483 and losses of $804, respectively, were included in net (loss) income.
Research and development
The Company expenses research and development costs as costs are incurred. For the years ended December 31, 2018 and 2017, research and development expenses were $2,646 and $2,241, respectively, and were principally related to the Company’s friction management and railroad monitoring system products within the Rail Products and Services segment.
Reclassifications
Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes principally to conform to the presentation in the current year period.
Recently issued accounting guidance
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new accounting requirements include the accounting for, presentation of, and classification of leases. The guidance will result in most leases being capitalized as a right-of-use asset with a related liability on our balance sheets. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company has a significant number of operating leases, and, as a result, expects assets and liabilities of approximately $13,000 to $16,000 to be recognized at adoption on our Consolidated Balance Sheet as right-of-use assets. This adoption is not expected to impact our results of operations or cash flows. The change will not affect the covenants of the Second Amendment to the Second Amended and Restated Credit Agreement dated March 13, 2015. The Company will adopt the accounting standard using a prospective transition approach, which applies the provisions of the adoption as of the effective date without adjusting the comparative periods presented.
In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income” (“ASU 2018-02”), that will permit companies the option to reclassify stranded tax effects caused by the U.S. Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. Adoption of the ASU will be optional and a company will need to disclose if it elects not to adopt the ASU. The ASU will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption will be permitted, including adoption in any interim period, for financial statements that have not yet been issued or made available for issuance. Entities will have the option to apply the amendments retrospectively or to record the reclassification as of the beginning of the period of adoption. The Company is evaluating the impact of ASU 2018-02 on its financial position and whether or not it will choose to adopt the ASU.
The SEC Disclosure Update and Simplification release adopted certain amendments in August 2018. While most of the amendments eliminate outdated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity in the notes to the financial statements or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. As a result, registrants will be required to provide the reconciliation for both the comparable quarterly and year-to-date periods in its Quarterly Report on Form 10-Q but only for the year-to-date periods in registration statements, beginning in the first quarter of 2019.
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software" (“ASU 2018-15”). The ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein with early adoption permitted. The Company is currently evaluating the potential impact of the ASU on its consolidated financial position, results of operations, and cash flows.
Recently adopted accounting guidance
In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” (“ASC 605”). ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the provisions of ASU 2014-09 on January 1, 2018, using the modified retrospective approach. Revenue from the Company's point in time product and service sales continue to be recognized when products are shipped or services are rendered. Revenue from the Company's product and service sales provided under long-term agreements is recognized as the Company transfers control of the product or renders service to its customers, which approximates the previously used percentage-of-completion method of accounting. The adoption of ASU 2014-09 had no material effect on the Company's financial position, results of operations, cash flows, or backlog, and no adjustment to January 1, 2018 opening retained earnings was needed. The Company has presented the disclosures required by ASC 606 in Note 3.
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
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Act enacted on December 22, 2017. The Company recognized estimated income tax effects of the Tax Act in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118. As of December 31, 2018, we have completed our accounting for the tax effects of the Tax Act. Refer to Note 14 for further information regarding the income tax effects of the Tax Act recorded by the Company.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715)” (“ASU 2017-07”), which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires that the entity report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and report the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement separately from the service cost component and not within income from operations. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The new standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2017-07 had no impact to the Company's financial statements.
Note 2. Business Segments
The Company is a leading manufacturer and distributor of products and service provider for transportation and energy infrastructure with locations in North America and Europe. The Company is organized and operates in three different operating segments: the Rail Products and Services segment, the Construction Products segment, and the Tubular and Energy Services segment. The segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred; (b) whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who makes decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. Operating segments are evaluated on their segment profit contribution to the Company's consolidated results. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis.

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
The following table illustrates net sales, profit, assets, depreciation/amortization, and expenditures for long-lived assets of the Company by segment. Segment profit from operations includes allocated corporate operating expenses. Prior to January 1, 2018, the allocation of corporate operating expenses reflected a cost of capital for the assets used in each segment at a rate of generally 1% per month. In 2018, operating expenses related to corporate headquarter functions that directly support the segment activity were allocated based on segment headcount, revenue contribution, or activity of the business units within the segments, based on the corporate activity type provided to the segment. The expense allocation excludes certain corporate costs that are separately managed from the segments. The prior year periods have been updated to reflect the change in allocating corporate operating expenses.
Management believes the current allocation of corporate operating expenses provides a more accurate presentation of how the segments utilize corporate support activities as compared to the cost of capital method previously used. This provides the CODM more meaningful segment profitability reporting to support operating decisions and the allocation of resources.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
The operating results and assets of the Company's operating segments were as follows as of and for the year ended December 31, 2018:

	Net Sales	Segment Profit	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail Products and Services	$319,524	$19,468	$175,704	$6,810	$941
Construction Products	158,653	6,798	97,133	1,728	796
Tubular and Energy Services	148,792	12,647	90,402	8,790	3,212
Total	$626,969	$38,913	$363,239	$17,328	$4,949
The operating results and assets of the Company's operating segments were as follows as of and for the year ended December 31, 2017:

	Net Sales	Segment Profit	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail Products and Services	$256,127	$11,078	$192,038	$7,004	$2,915
Construction Products	161,801	14,040	83,154	1,955	1,390
Tubular and Energy Services	118,449	3,483	100,706	9,410	1,282
Total	$536,377	$28,601	$375,898	$18,369	$5,587
During 2018 and 2017, no single customer accounted for more than 10% of the Company’s consolidated net sales. Sales between segments are immaterial.

Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets to the Company’s consolidated totals are as follows as of and for the years ended December 31:

	2018	2017*
Income from Operations:
Total segment profit	$38,913	$28,601
Interest expense - net	(6,154)	(8,070)
Other income	461	373
Concrete Tie Settlement expense (Note 19)	(43,400)	—
Corporate expense and other unallocated charges	(16,531)	(10,853)
(Loss) income before income taxes	$(26,711)	$10,051
Assets:
Total segment assets	$363,239	$375,898
Unallocated corporate assets	20,010	25,845
Assets	$383,249	$401,743
Depreciation/Amortization:
Total segment depreciation/amortization	$17,328	$18,369
Other	1,265	1,472
Depreciation/amortization	$18,593	$19,841
Expenditures for Long-Lived Assets:
Total segment expenditures for long-lived assets	$4,949	$5,587
Other expenditures	302	562
Expenditures for long-lived assets	$5,251	$6,149

* Year ended December 31, 2017 amounts have been revised to reflect the change in inventory accounting method, as described in Notes 1 and 6 to the Consolidated Financial Statements.

The following table summarizes the Company’s sales by major geographic region in which the Company has operations for the years ended December 31:

	2018	2017
United States	$484,907	$431,868
United Kingdom	66,451	37,237
Canada	42,810	38,859
Other	32,801	28,413
Total net sales	$626,969	$536,377
The following table summarizes the Company’s long-lived assets by geographic region as of December 31:

	2018	2017
United States	$81,135	$89,439
Canada	4,036	4,788
United Kingdom	1,671	1,850
Other	15	19
Total property, plant, and equipment - net	$86,857	$96,096

The following table summarizes the Company’s sales by major product line for the years ended December 31:

	2018	2017
Rail Products	$188,590	$155,870
Rail Technologies	130,934	100,257
Piling and Fabricated Bridge Products	102,246	105,924
Protective Coatings and Measurement Systems	89,026	67,766
Test, Inspection, and Threading Services	59,766	50,683
Precast Concrete Products	56,407	55,877
Total net sales	$626,969	$536,377

Note 3. Revenue
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
The Company’s performance obligations under long-term agreements with its customers are generally satisfied as over time. Over time revenue is primarily comprised of transit infrastructure projects within Rail Products and Rail Technologies, long-term bridge projects within Piling and Fabricated Bridge Products, precast concrete buildings within Precast Concrete Products, and custom precision metering systems within Protective Coatings and Measurement Systems. Revenue from products or services provided to customers over time accounted for 26.0% and 24.9% of revenue for the years ended December 31, 2018 and 2017, respectively. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Revenue recognized over time using an input measure was $121,919 and $90,413 for the years ended December 31, 2018 and 2017, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $41,334 and $42,925 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Company had contract assets of $26,692 and $25,320, respectively, that were recorded in “Inventory” within the Consolidated Balance Sheets. As of December 31, 2018 and 2017, the Company had contract liabilities of $1,505 and $1,420, respectively, that were recorded in “Deferred revenue” within the Consolidated Balance Sheets.
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

The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time, which is inherent in all major product and service categories. Point in time revenue accounted for 74.0% and 75.1% of revenue for the years ended December 31, 2018 and 2017, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at a designated physical location.
The following table summarizes the Company's net sales by major product and service category:

	Year Ended December 31,
	2018	2017
Rail Products	$188,590	$155,870
Rail Technologies	130,934	100,257
Rail Products and Services	319,524	256,127
Piling and Fabricated Bridge Products	102,246	105,924
Precast Concrete Products	56,407	55,877
Construction Products	158,653	161,801
Test, Inspection, and Threading Services	59,766	50,683
Protective Coatings and Measurement Systems	89,026	67,766
Tubular and Energy Services	148,792	118,449
Total net sales	$626,969	$536,377
Net sales by the timing of the transfer of goods and services is as follows:

Year Ended December 31, 2018	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$232,814	$106,168	$124,734	$463,716
Over time	86,710	52,485	24,058	163,253
Total net sales	$319,524	$158,653	$148,792	$626,969

Year Ended December 31, 2017	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$205,942	$97,462	$99,635	$403,039
Over time	50,185	64,339	18,814	133,338
Total net sales	$256,127	$161,801	$118,449	$536,377
The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets, included in inventory), and billings in excess of costs (contract liabilities, included in deferred revenue) on the Consolidated Balance Sheets.
Significant changes in contract assets during the year ended December 31, 2018 include transfers to receivables from contract assets recognized at the beginning of the period of $18,941. Significant changes in contract liabilities during the year ended December 31, 2018 included $1,141 of revenue recognized that was included in the contract liability at the beginning of the period, and increases of $1,447 due to billings in excess of costs, excluding amounts recognized as revenue during the period.
As of December 31, 2018, the Company had approximately $220,418 of remaining performance obligations, which is also referred to as backlog. Approximately 6.7% of the backlog as of December 31, 2018 is related to projects that are anticipated to extend beyond December 31, 2019.
Note 4. Goodwill and Other Intangible Assets
The following table represents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance as of December 31, 2017:	$14,638	$5,147	$—	$19,785
Foreign currency translation impact	(527)	—	—	(527)
Balance as of December 31, 2018:	$14,111	$5,147	$—	$19,258

The components of the Company’s intangible assets are as follows as of:

	December 31, 2018
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$1,372	$(1,046)	$326
Patents	10	358	(165)	193
Customer relationships	18	37,129	(11,388)	25,741
Trademarks and trade names	15	8,481	(3,416)	5,065
Technology	14	35,640	(17,129)	18,511
		$82,980	$(33,144)	$49,836

	December 31, 2017
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$4,238	$(3,100)	$1,138
Patents	10	389	(164)	225
Customer relationships	17	37,679	(9,171)	28,508
Trademarks and trade names	14	10,085	(4,091)	5,994
Technology	14	35,790	(14,215)	21,575
		$88,181	$(30,741)	$57,440
Intangible assets are amortized over their useful lives ranging from 4 to 25 years, with a total weighted average amortization period of approximately 15 years. Amortization expense for the year ended December 31, 2018 and 2017 was $7,098 and $6,992, respectively. During the year ended December 31, 2018, certain fully amortized intangible assets of $2,830 and $1,560 related to non-compete agreements and trademarks and trade names, respectively, were eliminated from gross intangible assets and accumulated amortization.
Estimated annual amortization expense for the years ending December 31, 2019 and thereafter is as follows:

Year Ending December 31,
2019	$6,606
2020	5,860
2021	5,831
2022	5,741
2023	5,226
2024 and thereafter	20,572
$49,836

Note 5. Accounts Receivable
Accounts receivable as of December 31, 2018 and 2017 are summarized as follows:

	December 31,
	2018	2017
Accounts receivable	$87,055	$78,733
Allowance for doubtful accounts	(932)	(2,151)
Accounts receivable - net	$86,123	$76,582
Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Consolidated Statements of Operations, and were income of $1,443 and expense of $846 for the years ended December 31, 2018 and 2017, respectively.

The Company’s customers are principally in the transportation and energy infrastructure sectors. As of December 31, 2018 and 2017, trade receivables, net of allowance for doubtful accounts, from customers were as follows:

	December 31,
	2018	2017
Rail Products and Services	$43,180	$31,225
Construction Products	19,998	20,070
Tubular and Energy Services	19,121	21,068
Trade accounts receivable - net	$82,299	$72,363
Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices.
Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. During the fourth quarter of 2018, the Company changed its method of accounting for certain inventory in the United States from the LIFO method to the average cost method. The average cost method of accounting for inventory is preferable because it conforms all of the Company's inventory to a single method of accounting, improves comparability to the Company's peers, and provides a more accurate reflection of the current costs of inventory. The Company's components of inventory are summarized in the following table:

	December 31,
	2018	2017 (as adjusted)
Finished goods	$69,041	$55,846
Contract assets	26,692	25,320
Work-in-process	6,940	4,059
Raw materials	21,831	17,505
Inventories - net	$124,504	$102,730
The 2017 financial statements have been retrospectively adjusted to apply the new method of average cost accounting for certain U.S. inventory. The cumulative effect of this change on periods prior to those presented herein resulted in an increase in Retained earnings of $6,769.
As a result of the retrospective application of this change in accounting method, the following financial statement line items within the accompanying financial statements were adjusted, as follows:

	December 31, 2018			December 31, 2017
	As computed under LIFO	Effect of change	As reported under average cost	As originally reported under LIFO	Effect of change	As reported under average cost

Consolidated Balance Sheets
Inventories - net	$112,683	$11,821	$124,504	$97,543	$5,187	$102,730
Other accrued liabilities	12,534	1,090	13,624	9,764	—	9,764
Deferred tax liabilities	5,287	—	5,287	9,744	(2,830)	6,914
Retained earnings	$103,593	$10,731	$114,324	$137,780	$8,017	$145,797

	Year Ended December 31, 2018			Year Ended December 31, 2017
	As computed under LIFO	Effect of change	As reported under average cost	As originally reported under LIFO	Effect of change	As reported under average cost

Consolidated Statements of Operations
Total cost of sales	$516,444	$(6,634)	$509,810	$433,125	$(2,009)	$431,116
(Loss) income before income taxes	(33,345)	6,634	(26,711)	8,042	2,009	10,051
Income tax expense	537	3,920	4,457	3,929	761	4,690
Net (loss) income	$(33,882)	$2,714	$(31,168)	$4,113	$1,248	$5,361
Basic (loss) earnings per common share	$(3.27)	$0.26	$(3.01)	$0.40	$0.12	$0.52
Diluted (loss) earnings per common share	$(3.27)	$0.26	$(3.01)	$0.39	$0.12	$0.51

Consolidated Statements of Comprehensive (Loss) Income
Net (loss) income	$(33,882)	$2,714	$(31,168)	$4,113	$1,248	$5,361
Other comprehensive (loss) income	(4,424)	—	(4,424)	7,522	—	7,522
Comprehensive (loss) income	$(38,306)	$2,714	$(35,592)	$11,635	$1,248	$12,883

Consolidated Statements of Cash Flows
Net (loss) income	$(33,882)	$2,714	$(31,168)	$4,113	$1,248	$5,361
Deferred income taxes	(4,428)	2,830	(1,598)	(1,983)	761	(1,222)
Inventories	(16,769)	(6,634)	(23,403)	(12,648)	(2,009)	(14,657)
Other current liabilities	$2,956	$1,090	$4,046	$(588)	$—	$(588)

As a result of the retrospective application of the change in inventory accounting principle, the following financial statement line items within the unaudited interim 2018 and 2017 quarterly condensed consolidated financial statements were adjusted, as follows:

	Three Months Ended
	March 31, 2018			June 30, 2018			September 30, 2018
	As originally reported under LIFO	Effect of change	As adjusted under average cost	As originally reported under LIFO	Effect of change	As adjusted under average cost	As originally reported under LIFO	Effect of change	As adjusted under average cost

Consolidated Statements of Operations
Total cost of sales	$100,426	$(164)	$100,262	$140,376	$(549)	$139,827	$137,492	$(1,701)	$135,791
(Loss) income before income taxes	(1,497)	164	(1,333)	5,613	549	6,162	4,725	1,701	6,426
Income tax expense (benefit)	525	—	525	673	55	728	(246)	264	18
Net (loss) income	$(2,022)	$164	$(1,858)	$4,940	$494	$5,434	$4,971	$1,437	$6,408
Basic (loss) earnings per common share	$(0.20)	$0.02	$(0.18)	$0.48	$0.04	$0.52	$0.48	$0.14	$0.62
Diluted (loss) earnings per common share	$(0.20)	$0.02	$(0.18)	$0.47	$0.05	$0.52	$0.47	$0.14	$0.61

	Three Months Ended
	March 31, 2017			June 30, 2017			September 30, 2017
	As originally reported under LIFO	Effect of change	As adjusted under average cost	As originally reported under LIFO	Effect of change	As adjusted under average cost	As originally reported under LIFO	Effect of change	As adjusted under average cost

Consolidated Statements of Operations
Total cost of sales	$97,450	$11	$97,461	$117,124	$(192)	$116,932	$105,127	$(1,552)	$103,575
(Loss) income before income taxes	(1,991)	(11)	(2,002)	3,499	192	3,691	3,014	1,552	4,566
Income tax expense (benefit)	431	—	431	475	—	475	(208)	274	66
Net (loss) income	$(2,422)	$(11)	$(2,433)	$3,024	$192	$3,216	$3,222	$1,278	$4,500
Basic (loss) earnings per common share	$(0.23)	$(0.01)	$(0.24)	$0.29	$0.02	$0.31	$0.31	$0.13	$0.44
Diluted (loss) earnings per common share	$(0.23)	$(0.01)	$(0.24)	$0.29	$0.02	$0.31	$0.31	$0.12	$0.43

Note 7. Property, Plant, and Equipment
Property, plant, and equipment as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Land	$12,440	$14,869
Improvements to land and leaseholds	17,610	17,415
Buildings	34,608	34,929
Machinery and equipment, including equipment under capitalized leases	120,914	120,806
Construction in progress	3,083	1,057
Gross property, plant, and equipment	188,655	189,076
Less: accumulated depreciation and amortization, including accumulated amortization of capitalized leases	(101,798)	(92,980)
Property, plant, and equipment - net	$86,857	$96,096
Depreciation expense, including amortization of assets under capital leases, for the years ended December 31, 2018 and 2017 amounted to $11,495 and $12,849, respectively.
During the year ended December 31, 2018, the Company sold 54.5 acres of land in exchange for cash proceeds of $2,047, resulting in a loss of $269.
Note 8. Investments
The Company was a member of a joint venture, L B Pipe and Coupling Products, LLC (“L B Pipe JV”), in which it maintained a 45% ownership interest. During the year ended December 31, 2017, pursuant to the limited liability company agreement, the Company determined to sell its 45% ownership to the other 45% equity holder. The Company concluded that it met the criteria under applicable guidance for a long-lived asset to be held for sale, and, accordingly, reclassified L B Pipe JV investment of $4,288 as a current asset held for sale within “Other current assets” on Consolidated Balance Sheets. The asset was subsequently remeasured to its fair market value of $3,875. The difference between the fair market value and the Company's carrying amount resulted in a $413 other-than-temporary impairment for the year ended December 31, 2017.
On August 1, 2018, the Company executed the sale of its 45% ownership interest in L B Pipe JV. Under the terms of the agreement, the Company received payment of $3,875 for its 45% ownership interest and $1,235, plus $159 in accrued interest, as repayment of the outstanding revolving line of credit.
The Company recorded equity in the income of L B Pipe JV of approximately $386 for the year ended December 31, 2017.
As of December 31, 2018 and 2017, the Company had other investments totaling $155 and $162, respectively.

The Company is leasing five acres of land and two facilities to L B Pipe JV. Subsequent to the Company's sale of its 45% ownership interest in L B Pipe JV, the Company and L B Pipe JV agreed upon a lease extension through June 30, 2020, with no further renewal period. The current monthly lease payments, including interest, approximate $17, with a balloon payment of approximately $488, which is required to be paid on or before April 1, 2019. This lease qualifies as a direct financing lease under the applicable guidance in FASB ASC 840-30, “Leases.” The remaining minimum lease payments under the direct financing lease for the year ending December 31, 2019 are $567 and will fulfill L B Pipe JV's remaining obligation under the lease agreement.
The Company’s exposure to loss prior to the sale of its ownership interest in L B Pipe JV resulted from its capital contributions, net of the Company’s share of L B Pipe JV’s income or loss, its revolving line of credit, and its net investment in the direct financing lease covering the facility used by L B Pipe JV for its operations. Its exposure to loss subsequent to the sale results from its net investment in the direct financing lease. The carrying amounts with the maximum exposure to loss of the Company as of December 31, 2018 and 2017, respectively, including the effects of the sale of the Company's 45% ownership interest in L B Pipe JV, are as follows:

	December 31,
	2018	2017
L B Pipe JV equity method investment	$—	$3,875
Revolving line of credit	—	1,235
Net investment in direct financing lease	567	735
Maximum exposure to loss	$567	$5,845

Note 9. Deferred Revenue
Deferred revenue of $6,619 and $10,136 as of December 31, 2018 and 2017, respectively, consists of customer billings or payments received for which the revenue recognition criteria have not yet been met as well as contract liabilities (billings in excess of costs) on over time revenue projects. As of December 31, 2018 and 2017, contract liabilities, recorded within deferred revenue, was $1,505 and $1,420, respectively. Advanced payments from customers typically relate to contracts with respect to which the Company has significantly fulfilled its obligations, but due to the Company’s continuing involvement with the project, revenue is not recognized until title, ownership, and risk of loss have passed to the customer.
Note 10. Long-Term Debt and Related Matters
Long-term debt as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Revolving credit facility with an interest rate of 4.80% as of December 31, 2018 and 4.78% as of December 31, 2017	$74,008	$128,470
Lease obligations payable in installments through 2021 with a weighted average interest rate of 3.32% as of December 31, 2018 and 3.21% as of December 31, 2017	974	1,496
Total debt	74,982	129,966
Less: current maturities	(629)	(656)
Long-term portion	$74,353	$129,310
The expected maturities of long-term debt for December 31, 2019 and thereafter are as follows:

Year Ending December 31,
2019	$629
2020	74,334
2021	19
2022	—
2023	—
2024 and thereafter	—
Total	$74,982

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
The Second Amendment further provides for modifications to the financial covenants as defined in the Amended and Restated Credit Agreement. The Second Amendment called for the elimination of the Maximum Leverage Ratio covenant through the quarter ended June 30, 2018. After that period, the Maximum Gross Leverage Ratio covenant was reinstated to require a maximum ratio of 4.25 Consolidated Indebtedness to 1.00 Gross Leverage for the quarter ended September 30, 2018, and 3.75 to 1.00 for all periods thereafter until the maturity date of the credit facility of March 13, 2020. The Second Amendment also includes a Minimum Last Twelve Months EBITDA covenant (“Minimum EBITDA”). For the quarter ended December 31, 2016 through the quarter ended June 30, 2017, the Minimum EBITDA had to be at least $18,500. For each quarter thereafter, through the quarter ended June 30, 2018, the Minimum EBITDA requirement increased by various increments. On June 30, 2018, the Minimum EBITDA requirement was $31,000. After the quarter ended June 30, 2018, the Minimum EBITDA covenant was eliminated through the maturity of the credit agreement. The Second Amendment also includes a Minimum Fixed Charge Coverage Ratio covenant. The covenant represents the ratio of the Company’s fixed charges to the last twelve months of EBITDA, and was required to be a minimum of 1.00 to 1.00 through the quarter ended December 31, 2017 and 1.25 to 1.00 for each quarter thereafter through the maturity of the credit facility. The final financial covenant included in the Second Amendment is a Minimum Liquidity covenant which calls for a minimum of $25,000 in undrawn availability on the revolving credit loan at all times through the quarter ended June 30, 2018.
The Second Amendment includes several changes to certain non-financial covenants as defined in the Credit Agreement. Through the maturity date of the agreement, the Company is prohibited from making any future acquisitions. The limitation on permitted annual distributions of dividends or redemptions of the Company’s stock was decreased from $4,000 to $1,700. The aggregate limitation on loans to and investments in non-loan parties was decreased from $10,000 to $5,000. Furthermore, the limitation on asset sales was decreased from $25,000 annually with a carryover of up to $15,000 from the prior year to $25,000 in the aggregate through the maturity date of the credit facility. As of December 31, 2018, the Company was in compliance with the covenants in the Second Amendment.
The Second Amendment provides for the elimination of the three lowest tiers of the pricing grid that had previously been defined in the First Amendment. Upon execution of the Second Amendment through the quarter ended March 31, 2018, the Company was locked into the highest tier of the pricing grid which provides for pricing of the prime rate plus 225 basis points on base rate loans and the applicable LIBOR rate plus 325 basis points on euro rate loans. For each quarter after March 31, 2018 and through the maturity date of the credit facility, the Company’s position on the pricing grid is governed by a Minimum Net Leverage ratio which is the ratio of Consolidated Indebtedness less cash on hand in excess of $15,000 to EBITDA. If, after March 31, 2018 the Minimum Net Leverage ratio positions the Company on the lowest tier of the pricing grid, pricing is the prime rate plus 150 basis points on base rate loans or the applicable LIBOR rate plus 250 basis points on euro rate loans.
As of December 31, 2018 and 2017, the Company had outstanding letters of credit of approximately $425 and had net available borrowing capacity of $120,567 and $41,105, respectively. The maturity date of the facility is March 13, 2020.
United Kingdom
A subsidiary of the Company has a credit facility with NatWest Bank for its United Kingdom operations that includes an overdraft availability of £1,500 pounds sterling (approximately $1,924 as of December 31, 2018). This credit facility supports the United Kingdom’s working capital requirements and is collateralized by substantially all of the assets of the subsidiary's operations. The interest rate on this facility is the financial institution’s base rate plus 250 basis points. Outstanding performance bonds reduce availability under this credit facility. There were no outstanding borrowings under this credit facility as of December 31, 2018, however, there were $318 in outstanding guarantees (as defined in the underlying agreement) as of December 31, 2018. This credit facility was renewed and amended during the third quarter of 2018 with all underlying terms and conditions remaining unchanged as a result of the renewal.
The United Kingdom loan agreements contain certain financial covenants that require the subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of December 31, 2018 and 2017. The subsidiary had available borrowing capacity of $1,606 and $1,494 as of December 31, 2018 and 2017, respectively.

Note 11. Stockholders’ Equity
The Company had authorized shares of 20,000,000 in common stock with 11,115,779 shares issued as of December 31, 2018 and 2017. The common stock has a par value of $0.01 per share and the Company suspended its dividend payments during each year ended December 31, 2018 and 2017, respectively.
As of December 31, 2017, the Company had authorized shares of 5,000,000 in preferred stock. No preferred stock has been issued. No par value has been assigned to the preferred stock. During 2018, these preferred stock purchase rights were terminated.
As of December 31, 2018 and 2017, the Company withheld 11,445 and 7,277 shares for approximately $316 and $103, respectively, from employees to pay their withholding taxes in connection with the vesting of restricted stock awards. There were no shares repurchased or dividends declared during the years ended December 31, 2018 and 2017.

	Common Stock
	Treasury	Outstanding
Share Activity	(Number of Shares)
Balance at end of 2016	803,154	10,312,625
Issued for stock-based compensation plans	(27,951)	27,951
Balance at end of 2017	775,203	10,340,576
Issued for stock-based compensation plans	(25,431)	25,431
Balance at end of 2018	749,772	10,366,007

Note 12. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2018 and 2017, are as follows:

	December 31,
	2018	2017
Pension and post-retirement benefit plan adjustments	$(3,839)	$(3,367)
Unrealized gain on interest rate swap contracts	675	222
Foreign currency translation adjustments	(19,027)	(14,622)
	$(22,191)	$(17,767)
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. See Note 14 for further information.
Note 13. Earnings Per Common Share
(Share amounts in thousands)
The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Year Ended December 31,
	2018	2017*
Numerator for basic and diluted (loss) earnings per common share:
Net (loss) income	$(31,168)	$5,361
Denominator:
Weighted average shares outstanding	10,362	10,334
Denominator for basic earnings per common share	10,362	10,334
Effect of dilutive securities:
Stock compensation plans	—	149
Dilutive potential common shares	—	149
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,362	10,483
Basic (loss) earnings per common share	$(3.01)	$0.52
Diluted (loss) earnings per common share	$(3.01)	$0.51

* Year ended December 31, 2017 amounts have been revised to reflect the change in inventory accounting method, as described in Notes 1 and 6 to the Consolidated Financial Statements.
For the year ended December 31, 2018, there were 117 anti-dilutive shares that were excluded from the above calculation.

Note 14. Income Taxes
Certain amounts below have been adjusted to reflect the retrospective application of the Company's change in inventory accounting methods, as described in Notes 1 and 6.
Income before income taxes, as shown in the accompanying Consolidated Statements of Operations, includes the following components for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Domestic	$(34,608)	$4,081
Foreign	7,897	5,970
(Loss) income from operations, before income taxes	$(26,711)	$10,051
Significant components of the provision for income taxes for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
Current:
Federal	$2,208	$2,630
State	172	822
Foreign	3,675	2,460
Total current	6,055	5,912
Deferred:
Federal	(55)	(798)
State	(8)	17
Foreign	(1,535)	(441)
Total deferred	(1,598)	(1,222)
Total income tax expense	$4,457	$4,690
The reconciliation of income tax computed at statutory rates to income tax expense for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Statutory rate	$(5,609)	21.0%	$3,518	35.0%
Foreign tax rate differential	156	(0.6)	(641)	(6.4)
State income taxes, net of federal benefit	(706)	2.6	368	3.7
Non-deductible expenses	261	(1.0)	323	3.2
Domestic production activities deduction	—	—	(405)	(4.0)
U.S. Tax Cuts and Jobs Act: remeasurement of deferred taxes	—	—	9,573	95.2
U.S. Tax Cuts and Jobs Act: deferred foreign earnings	—	—	4,009	39.9
Global intangible low-taxed income, net of tax credits	171	(0.6)	—	—
Income tax credits	(633)	2.4	(123)	(1.2)
Nondeductible executive compensation	351	(1.3)	—	—
Tax on unremitted foreign earnings	149	(0.6)	(6,712)	(66.8)
Change in valuation allowance	10,226	(38.3)	(5,354)	(53.3)
Other	91	(0.3)	134	1.3
Total income tax expense / Effective rate	$4,457	(16.7)%	$4,690	46.7%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Goodwill and other intangibles	$18,756	$19,324
Accrued settlement	11,933	—
Pension and post-retirement liability	1,524	1,532
Warranty reserve	346	2,060
Deferred compensation	2,940	2,385
Contingent liabilities	1,663	1,669
Net operating loss / tax credit carryforwards	1,602	1,816
Other	858	1,442
Total deferred tax assets	39,622	30,228
Less: valuation allowance	(30,707)	(19,553)
Net deferred tax assets	8,915	10,675
Deferred tax liabilities:
Goodwill and other intangibles	(5,020)	(5,721)
Depreciation	(6,625)	(7,079)
Unremitted earnings of foreign subsidiaries	(160)	(1,220)
Inventories	(2,125)	(3,056)
Other	(272)	(513)
Total deferred tax liabilities	(14,202)	(17,589)
Net deferred tax liabilities	$(5,287)	$(6,914)
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2018, we have completed our accounting for the tax effects of enactment of the Act. The tax benefit related to the remeasurement of certain deferred tax assets and liabilities was $12, and was included as a component of income tax expense from continuing operations. The tax expense related to the one-time transition tax on mandatory deemed repatriation of foreign earnings, and related items, was $3,225 based on cumulative foreign earnings of $65,680 and was also included as a component of income tax expense from continuing operations. In addition, the Company has elected to record global intangible low-taxed income (“GILTI”) as period costs if and when incurred.
Each quarter, management reviews operations and liquidity needs in each jurisdiction to assess the Company’s intent to reinvest foreign earnings outside of the United States. As of December 31, 2018, management determined that cash balances of its Canadian and United Kingdom subsidiaries exceeded projected capital needs by $3,200. Management does not intend for such amounts to be permanently reinvested outside of the United States and has therefore accrued foreign withholding taxes of $160 as of December 31, 2018. It is management's intent and practice to indefinitely reinvest other undistributed earnings outside of the United States. Determination of the amount of any unrecognized deferred income tax liability associated with these undistributed earnings is not practicable because of the complexities of the hypothetical calculation.
A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has considered all available evidence, both positive and negative, in assessing the need for a valuation allowance in each jurisdiction.
The negative evidence considered in evaluating U.S. deferred tax assets included cumulative financial losses over the three-year period ended December 31, 2018 and the inability to consistently achieve forecasted results. Positive evidence considered included the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax, as well as the composition of financial losses. Cumulative financial losses over the three-year period ended December 31, 2018 were a significant piece of objective negative evidence, and typically limit a Company’s ability to consider other subjective evidence. Based on our evaluation, a valuation allowance of $30,707 was recorded as of December 31, 2018 to recognize only the amount of deferred tax assets more likely than not to be realized. The amount of deferred tax assets considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative financial losses is no longer present, and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2018 and 2017, the tax benefit of net operating loss carryforwards available for state income tax purposes was $1,253 and $1,708, respectively. The state net operating loss carryforwards will expire in various years through 2038. We believe it is more likely than not that the tax benefit from state operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $1,253 against deferred tax assets related to state operating loss carryforwards as of December 31, 2018.
As of December 31, 2018, the Company has net operating loss carryforwards in certain foreign jurisdictions of $1,858, which may be carried forward indefinitely. The foreign jurisdictions have incurred cumulative financial losses over the three-year period ended December 31, 2018 and have projected future taxable losses. We believe it is more likely than not that the tax benefit from these loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $612, collectively, against deferred tax assets in foreign jurisdictions as of December 31, 2018.
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
The following table provides a reconciliation of unrecognized tax benefits as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Unrecognized tax benefits at beginning of period:	$599	$619
Increases based on tax positions for prior periods	—	—
Decreases based on tax positions for prior periods	(118)	(20)
Balance at end of period	$481	$599
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $481 as of December 31, 2018. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 31, 2018 and 2017, the Company had accrued interest and penalties related to unrecognized tax benefits of $398 and $500, respectively. As of December 31, 2018, the Company does not expect any material increases or decreases to its unrecognized tax benefits within the next 12 months. Ultimate realization of these tax benefits is dependent upon the occurrence of certain events, including the completion of audits by tax authorities and expiration of statutes of limitations.
The Company files income tax returns in the United States and in various state, local, and foreign jurisdictions. The Company is subject to federal income tax examinations for the 2015 period and thereafter. With respect to the state, local, and foreign filings, certain entities of the Company are subject to income tax examinations for the 2014 period and thereafter.
Note 15. Stock-based Compensation
The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. Stock forfeitures and cancellations are recognized as they occur. The Company recorded stock-based compensation expense of $3,836 and $1,696 for the years ended December 31, 2018 and 2017, respectively, related to fully-vested stock awards, restricted stock awards, and performance unit awards. As of December 31, 2018, unrecognized compensation expense for awards the Company expects to vest approximated $5,347. The Company will recognize this unrecognized compensation expense over approximately 3.3 years.
Shares issued as a result of vested stock-based compensation generally will be from previously issued shares that have been reacquired by the Company and held as Treasury stock or authorized but previously unissued common stock.
As of December 31, 2018, the Company had stock awards issued pursuant to the 2006 Omnibus Incentive Plan, as amended and restated in May 2016 (“Omnibus Plan”). The Omnibus Plan allows for the issuance of 1,270,000 shares of common stock through the granting of stock options or stock awards (including performance units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The Omnibus Plan provides for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant. The Omnibus Plan also provides that, unless otherwise set forth in the option agreement, stock options are exercisable in installments of up to 25% annually beginning one year from the date of grant. No stock options have been granted under the Omnibus Plan and, as such, there was no stock-based compensation expense related to stock options recorded in 2018 or 2017.
Non-Employee Director Fully-Vested and Restricted Stock Awards
Prior to May 2018, non-employee directors were awarded fully-vested shares of the Company’s common stock on each date the non-employee directors were elected at the annual shareholders’ meeting to serve as directors. Since May 2018, such annual equity awards have been subject to a one-year vesting requirement. During the quarter ended June 30, 2017, the Nomination and Governance Committee and Board of Directors jointly approved the Deferred Compensation Plan for Non-Employee Directors under the 2006 Omnibus Incentive Plan, which permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board.

The non-employee directors were granted a total of 24,427 and 39,280 fully-vested and restricted shares for the years ended December 31, 2018 and 2017, respectively. Compensation expense recorded by the Company related to such awards to non-employee directors was approximately $880 and $704 for the years ended December 31, 2018 and 2017, respectively. During 2018, 14,914 deferred share units were allotted to the accounts of the non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.
The weighted average fair value of all the fully-vested and restricted stock grants awarded was $23.64 and $17.92 per share for 2018 and 2017, respectively.
Restricted Stock Awards and Performance Unit Awards
Under the 2006 Omnibus Plan, the Company grants certain employees restricted stock and performance unit awards. The forfeitable restricted stock awards granted prior to March 2015 generally time-vest after a four-year period, and those granted subsequent to March 2015 generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock award agreement. Performance unit awards are offered annually under separate three-year long-term incentive programs. Performance units are subject to forfeiture and will be converted into common stock based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying program. If the Company’s estimate of the number of performance stock awards expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change is recognized in the current period for the performance unit awards and would change future expense over the remaining service period.
The following table summarizes the restricted stock award, deferred stock units, and performance unit award activity for the years ended December 31, 2018 and 2017:

	Restricted Stock	Deferred Stock Units	Performance Stock Units	Weighted Average Aggregate Grant Date Fair Value
Outstanding as of January 1, 2017	79,272	—	63,690	$21.66
Granted	175,196	26,860	120,583	14.46
Vested	(22,808)	—	—	28.88
Adjustment for incentive awards expected to vest	—	—	46,130	19.00
Canceled and forfeited	(44,854)	—	(49,062)	15.40
Outstanding as of December 31, 2017	186,806	26,860	181,341	$16.53
Granted	62,320	14,914	65,421	27.05
Vested	(36,876)	—	—	28.07
Adjustment for incentive awards expected to vest	—	—	65,491	26.93
Canceled and forfeited	(20,425)	—	(11,880)	16.38
Outstanding as of December 31, 2018	191,825	41,774	300,373	$18.61
Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan. The aggregate fair value in the above table is based upon achieving 100% of the performance targets as defined in the underlying plan.
Excluding the fully-vested and restricted stock awards granted to non-employee directors, the Company recorded stock-based compensation expense of $2,956 and $1,499, respectively, for the periods ended December 31, 2018 and 2017 related to restricted stock and performance unit awards.
Note 16. Retirement Plans
The Company has three retirement plans that cover its hourly and salaried employees in the United States: one defined benefit plan, which is frozen, and two defined contribution plans. On December 31, 2017, the Company consolidated its three United States defined benefit plans into one United States defined benefit plan and consolidated its prior four United States defined contribution plans into two United States defined contribution plans. Employees are eligible to participate in the appropriate plan based on employment classification. The Company’s contributions to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Company’s policy and investment guidelines of the applicable plan. The Company’s policy is to contribute at least the required minimum in accordance with the funding standards of ERISA.
The Company maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan. In the United Kingdom, the Company maintains two defined contribution plans and a defined benefit plan, which is frozen. These plans are discussed in further detail below.

United States Defined Benefit Plan
The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets, and the funded status of the plan, as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Changes in benefit obligation:
Benefit obligation at beginning of year	$18,783	$18,241
Interest cost	622	684
Actuarial (gain) loss	(1,249)	775
Benefits paid	(1,439)	(917)
Benefit obligation at end of year	$16,717	$18,783
Change to plan assets:
Fair value of assets at beginning of year	$14,892	$14,180
Actual (loss) gain on plan assets	(985)	1,629
Benefits paid	(1,439)	(917)
Fair value of assets at end of year	12,468	14,892
Funded status at end of year	$(4,249)	$(3,891)
Amounts recognized in the consolidated balance sheet consist of:
Other long-term liabilities	$(4,249)	$(3,891)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$4,406	$3,913
The actuarial loss included in accumulated other comprehensive loss that will be recognized in net periodic pension cost during 2019 is $125, before taxes.
Net periodic pension costs for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
Components of net periodic benefit cost:
Interest cost	622	684
Expected return on plan assets	(853)	(710)
Recognized net actuarial loss	96	130
Net periodic pension (income) cost	$(135)	$104
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2018	2017
Discount rate	3.4%	3.9%
Expected rate of return on plan assets	5.9%	5.9%
The expected long-term rate of return is based on numerous factors including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions. The prior year increase in the expected rate of return on plan assets reflects the expected increased corporate shareholder returns resulting from the Tax Cuts and Jobs Act of 2017.
Amounts applicable to the Company’s pension plan with accumulated benefit obligations in excess of plan assets were as follows as of December 31:

	December 31,
	2018	2017
Projected benefit obligation	$16,717	$18,783
Accumulated benefit obligation	16,717	18,783
Fair value of plan assets	12,468	14,892

Plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and cash equivalents, bonds, preferred stocks, and common stocks. The investment target ranges and actual allocation of pension plan assets by major category as of December 31, 2018 and 2017 are as follows:

		December 31,
	Target	2018	2017
Asset Category
Cash and cash equivalents	0 - 10%	3%	2%
Total fixed income funds	25 - 50%	28	32
Total mutual funds and equities	50 - 70%	69	66
Total		100%	100%
In accordance with the fair value disclosure requirements of ASC 820, “Fair Value Measurements and Disclosures,” the following assets were measured at fair value on a recurring basis as of December 31, 2018 and 2017. Additional information regarding ASC 820 and the fair value hierarchy can be found in Note 18.

	December 31,
	2018	2017
Asset Category
Cash and cash equivalents	$355	$284
Fixed income funds
Corporate bonds	3,521	4,755
Total fixed income funds	3,521	4,755
Equity funds and equities
Mutual funds	1,881	712
Exchange-traded funds	6,711	9,141
Total mutual funds and equities	8,592	9,853
Total	$12,468	$14,892
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
The Company currently does not anticipate contributions to its United States defined benefit plan in 2019.
The following benefit payments are expected to be paid:

Pension
Year Ending December 31,	Benefits
2019	$940
2020	946
2021	1,004
2022	1,021
2023	1,080
Years 2024-2028	5,396
United Kingdom Defined Benefit Plan
The Company's U.K. defined benefit plan covers certain current employees, former employees, and retirees. The plan has been frozen to new entrants since April 1, 1997 and also covers the former employees of a merged plan after January 2002. Benefits under the plan were based on years of service and eligible compensation during defined periods of service. Our funding policy for the plan is to make minimum annual contributions required by applicable regulations.

The funded status of the United Kingdom defined benefit plan as of December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
Changes in benefit obligation:
Benefit obligation at beginning of year	$8,335	$8,104
Interest cost	194	236
Actuarial gain	(201)	(451)
Benefits paid	(292)	(322)
Foreign currency exchange rate changes	(475)	768
Benefit obligation at end of year	$7,750	$8,335
Change to plan assets:
Fair value of assets at beginning of year	$6,904	$5,826
Actual (loss) gain on plan assets	(144)	573
Employer contribution	271	276
Benefits paid	(292)	(322)
Foreign currency exchange rate changes	(392)	551
Fair value of assets at end of year	6,347	6,904
Funded status at end of year	$(1,403)	$(1,431)
Amounts recognized in the consolidated balance sheet consist of:
Other long-term liabilities	$(1,403)	$(1,431)
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$1,116	$1,161
Prior service cost	208	39
	$1,324	$1,200
Net periodic pension costs for the years ended December 31 were as follows:

	Year Ended December 31,
	2018	2017
Components of net periodic benefit cost:
Interest cost	$194	$236
Expected return on plan assets	(260)	(280)
Amortization of prior service cost	42	19
Recognized net actuarial loss	208	192
Net periodic pension cost	$184	$167
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2018	2017
Discount rate	2.8%	2.5%
Expected rate of return on plan assets	3.8%	4.1%
Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows as of December 31:

	December 31,
	2018	2017
Projected benefit obligation	$7,750	$8,335
Accumulated benefit obligation	7,750	8,335
Fair value of plan assets	6,347	6,904
The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations, and recent changes in long-term interest rates based on publicly available information.

Plan assets are invested by the trustees in accordance with a written statement of investment principles. This statement permits investment in equities, corporate bonds, United Kingdom government securities, commercial property, and cash, based on certain target allocation percentages. Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2018 were as follows:

Portec Rail
Plan
Equity securities	Up to 100%
Commercial property	Not to exceed 50%
U.K. Government securities	Not to exceed 50%
Cash	Up to 100%
Plan assets held within the United Kingdom defined benefit plan consist of cash and equity securities that have been classified as Level 1 of the fair value hierarchy. All other plan assets have been classified as Level 2 of the fair value hierarchy.
The plan assets by category for the years ended December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Asset Category
Cash and cash equivalents	$685	$695
Equity securities	2,001	2,707
Bonds	2,866	2,276
Other	795	1,226
Total	$6,347	$6,904
United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates making contributions of $250 to the United Kingdom defined benefit plan during 2019.
The following estimated future benefits payments are expected to be paid under the United Kingdom defined benefit plan:

Pension
Year Ending December 31,	Benefits
2019	$261
2020	276
2021	283
2022	301
2023	325
Years 2024-2028	2,044
Other Post-Retirement Benefit Plan
The Company's operation near Montreal, Quebec, Canada, maintains a post-retirement benefit plan, which provides retiree life insurance, health care benefits, and, for a closed group of employees, dental care. Retiring employees with a minimum of 10 years of service are eligible for the plan benefits. The plan is not funded. Cost of benefits earned by employees is charged to expense as services are rendered. The expense related to this plan was not material for 2018 or 2017. Rail Technologies’ accrued benefit obligation was $724 and $1,104 as of December 31, 2018 and 2017, respectively. This obligation is recognized within “Other long-term liabilities.” During 2018, the plan recognized a curtailment gain of $113. Benefit payments anticipated for 2019 are not material.
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2018	2017
Discount rate	3.8%	3.6%
Weighted average health care trend rate	4.9%	5.1%
The weighted average health care rate is assumed to trend downward to an ultimate rate of 4.0% in 2040.

Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Year Ended December 31,
	2018	2017
United States	$2,762	$2,641
Canada	193	223
United Kingdom	451	450
	$3,406	$3,314

Note 17. Rental and Lease Information
The Company has capital and operating leases for certain plant facilities, office facilities, and equipment. Rental expense for the years ended December 31, 2018 and 2017 was $4,825 and $5,278, respectively. Generally, land and building leases include escalation clauses.
The following is a schedule, by year, of the future minimum payments under capital and operating leases, together with the present value of the net minimum payments as of December 31, 2018:

	Capital	Operating
Year ending December 31,	Leases	Leases
2019	$666	$3,226
2020	325	2,894
2021	19	1,960
2022	—	1,585
2023	—	1,277
2024 and thereafter	—	4,302
Total minimum lease payments	1,010	$15,244
Less: amount representing interest	(36)
Total present value of minimum payments with interest rates ranging from 2.95% to 4.25%	$974
Assets recorded under capital leases were as follows for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Machinery and equipment at cost	$3,274	$3,164
Less: accumulated amortization	(1,503)	(1,066)
Net capital lease assets	$1,771	$2,098

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
LIBOR-Based interest rate swaps. To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective in February 2017 at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements have been classified as Level 2 within the fair value hierarchy. When the interest rate swap fair market value is in an asset position, they are recorded in “Other current assets” and when in a liability position, they are recorded in “Other accrued liabilities” within our Consolidated Balance Sheets.
The following assets of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, “Fair Value Measurement,” as of December 31, 2018 and 2017:

	Fair Value Measurements as of December 31, 2018				Fair Value Measurements as of December 31, 2017
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$16	$16	$—	$—	$17	$17	$—	$—
Interest rate swaps	675	—	675	—	222	—	222	—
Total	$691	$16	$675	$—	$239	$17	$222	$—
The interest rate swaps are accounted for as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate on our domestic debt. Therefore, the gains and losses related to the interest rate swaps are reclassified from accumulated other comprehensive loss and included in “Interest expense - net” in our Consolidated Statements of Operations. For the year ended December 31, 2018 and 2017, interest income from interest rate swaps was $34 and expense of $378, respectively.
In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, that are recognized or disclosed on a nonrecurring basis. During the year ended December 31, 2017, a $413 other-than-temporary impairment charge was recorded with respect to L B Pipe JV assets held for sale utilizing a Level 2 fair value measurement. The impairment was a result of the Company's carrying value being greater than the agreed-upon sales price, or fair market value. See Note 8 contained herein for additional information.
The gross carrying value of the Company's revolving credit facility approximates fair value for the periods presented. Additional information regarding the revolving credit facility can be found in Note 10.
Information regarding the fair value disclosures associated with the assets of the Company’s defined benefit plans can be found in Note 16.
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
The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2017	$8,682
Additions to warranty liability	1,668
Warranty liability utilized	(1,693)
Balance as of Amount reclassified to accrued settlement	(6,600)
Balance as of December 31, 2018	$2,057
Included within the above table are concrete tie warranty reserves of approximately $531 and $7,595, respectively, as of December 31, 2018 and 2017. As of December 31, 2018, the Company reclassified $6,600 related to the settlement of the Union Pacific Railroad (“UPRR”) matter from “Accrued warranty” to “Current portion of accrued settlement” within our Consolidated

Balance Sheets. For the years ended December 31, 2018 and 2017, the Company recorded approximately $136 and $21, respectively, in pre-tax concrete tie warranty charges within “Cost of goods sold” in the Company’s Rail Products and Services segment primarily related to concrete ties manufactured at the Company’s former Grand Island, NE facility. During the year ended December 31, 2018, the Company incurred a charge of $611 within "Cost of goods sold" in our Rail Products and Services segment related to a commercial decision to support a customer concern related to a previous project. For the year ended December 31, 2017, the Company recorded $839 in pre-tax warranty charges within “Cost of services sold” in our Tubular and Energy Services segment related to a Protective Coatings and Measurement Systems claim.
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
2018
By Fourth Amended Scheduling Order dated March 21, 2018, certain interim pretrial deadlines for the close of discovery and various submittals were changed but the October 1, 2018 trial date set forth in UPRR's Second Amended Notice of Trial under the prior Third Amended Scheduling Order remained in place. By Order dated August 20, 2018, the Fourth Amended Scheduling Order was amended to reschedule the trial date from October 1, 2018 to April 29, 2019, establish a January 21, 2019 deadline for the completion of fact discovery, and change the other interim pretrial deadlines. During the first six months ended June 30, 2018, the Company continued fact discovery and prepared and exchanged expert reports. During the second quarter of 2018 and thereafter, the Company engaged in both trial preparation efforts and also discussions and efforts with UPRR to resolve the matter.
Subsequent to December 31, 2018, on March 13, 2019, the Company and its subsidiary, CXT entered into a Settlement Agreement (the “Settlement Agreement”) with UPRR to resolve the pending litigation in the matter of Union Pacific Railroad Company v. L.B. Foster Company and CXT Incorporated, Case No. CI 15-564, in the District Court for Douglas County, Nebraska.
Under the Settlement Agreement, the Company and CXT will pay UPRR the aggregate amount of $50,000 without pre-judgment interest, beginning with a $2,000 immediate payment, and with the remaining $48,000 paid in installments over a six-year period commencing on the effective date of the Settlement Agreement through December 2024 pursuant to a Promissory Note. Additionally, commencing in January 2019 and through December 2024, UPRR has agreed to purchase from the Company and its subsidiaries and affiliates, a cumulative total amount of $48,000 of products and services, targeting $8,000 of annual purchases per year beginning in 2019 per letters of intent under the Settlement Agreement. The Settlement Agreement also includes a mutual release of all claims and liability regarding or relating to all CXT pre-stressed concrete railroad ties with no admission of liability and dismissal of the litigation with prejudice.
The expected payments under the UPRR settlement agreement for December 31, 2019 and thereafter are as follows:

Year Ending December 31,
2019	$10,000
2020	8,000
2021	8,000
2022	8,000
2023	8,000
2024	8,000
Total	$50,000
The Company reclassified $6,600 of the previously accrued warranty reserve related to the UPRR matter into its aggregate accrued settlement liability of $50,000 as of December 31, 2018. Therefore, as this matter constitutes a recognized subsequent event under ASC 855, “Subsequent Events,” the Company recognized $43,400 in expense for the year ended December 31, 2018 for the remaining amount per the Settlement Agreement, which was recorded in “Concrete Tie Settlement expense” within our Consolidated Statements of Operations. As of December 31, 2018, $10,000 and $40,000 was recorded within “Current portion of accrued settlement” and “Long-term portion of accrued settlement,” respectively, within our Consolidated Balance Sheets.
Other Legal Matters
The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity as of December 31, 2018.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment as of December 31, 2018, no such disclosures were considered necessary.

Environmental Matters
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings. On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. By letter dated March 16, 2018, the EPA informed the Company of the proposed schedule for consent decree negotiations to implement the Portland Harbor Superfund Site Record of Decision, with negotiations scheduled to commence by the end of 2019. By letter dated December 17, 2018, the EPA requested that PRPs submit written proposals to perform remedial designs by January 31, 2019 with the expectation that all negotiations for remedial design work will be finalized by June 2019. The net present value and undiscovered costs of the selected remedy are estimated by the EPA to be approximately $1,100,000 and $1,700,000, respectively. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of an L.B. Foster predecessor on the site. Management does not believe that compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company.
The following table sets forth the Company’s undiscounted environmental obligation:

Environmental liability
Balance as of December 31, 2017	$6,144
Additions to environmental obligations	125
Environmental obligations utilized	(141)
Balance as of December 31, 2018	$6,128

Note 20. Other Income
The following table summarizes the Company’s other income for the years ended December 31, 2018 and 2017.

	2018	2017
Loss on Tubular and Energy Segment asset sale (a)	$269	$—
Loss on Tubular and Energy Segment fixed asset sales or disposals (b)	786	—
Gain on prior Rail Segment warranty claim (c)	(525)	—
Gain on Protective Coatings Field Service asset sale (d)	—	(487)
Gain on Rail Segment patent sale (e)	—	(500)
Foreign currency (gains) losses	(483)	804
Other	(508)	(190)
	$(461)	$(373)
aOn June 19, 2018, the Company sold 54.5 acres of land in Willis, TX for $2,047, resulting in a pretax loss of $269 within our Tubular and Energy Services segment.
bDuring 2018, the Tubular and Energy Services segment sold or disposed of certain non-core assets which resulted in a loss of $786.
cIn 2018, the Rail Products and Services segment received a reimbursement of $525 for a 2016 warranty claim on a transit project.
dOn August 7, 2017, the Company sold the assets of its Protective Coatings Field Services business for $1,200, resulting in a pre-tax gain on sale of $487 within our Tubular and Energy Services segment.
eOn August 8, 2017, the Company sold its rights in European transit rail patents. The gain on sale of $500 was recorded within the Rail Products and Services segment.

Note 21. Quarterly Financial Information (Unaudited)
Quarterly financial information for the years ended December 31, 2018 and 2017 is presented below:

	Three Months Ended
	March 31, 2018		June 30, 2018		September 30, 2018		December 31, 2018
	As originally reported under LIFO	As adjusted under average cost	As originally reported under LIFO	As adjusted under average cost	As originally reported under LIFO	As adjusted under average cost
Net sales	$122,454	$122,454	$172,890	$172,890	$167,094	$167,094	$164,531
Gross profit	$22,028	$22,192	$32,514	$33,063	$29,602	$31,303	$30,601
Net (loss) income	$(2,022)	$(1,858)	$4,940	$5,434	$4,971	$6,408	$(41,152)
Basic (loss) earnings per common share	$(0.20)	$(0.18)	$0.48	$0.52	$0.48	$0.62	$(3.97)
Diluted (loss) earnings per common share	$(0.20)	$(0.18)	$0.47	$0.52	$0.47	$0.61	$(3.97)

	Three Months Ended
	March 31, 2017		June 30, 2017		September 30, 2017		December 31, 2017
	As originally reported under LIFO	As adjusted under average cost	As originally reported under LIFO	As adjusted under average cost	As originally reported under LIFO	As adjusted under average cost	As originally reported under LIFO	As adjusted under average cost
Net sales	$118,702	$118,702	$144,860	$144,860	$131,492	$131,492	$141,323	$141,323
Gross profit	$21,252	$21,241	$27,736	$27,928	$26,365	$27,917	$27,899	$28,175
Net (loss) income	$(2,422)	$(2,433)	$3,024	$3,216	$3,222	$4,500	$289	$78
Basic (loss) earnings per common share	$(0.23)	$(0.24)	$0.29	$0.31	$0.31	$0.44	$0.03	$0.01
Diluted (loss) earnings per common share	$(0.23)	$(0.24)	$0.29	$0.31	$0.31	$0.43	$0.03	$0.01

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
Managements’ Report on Internal Control Over Financial Reporting
The management of L.B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). L.B. Foster Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
L.B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited L.B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L.B. Foster Company and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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
March 18, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item regarding the directors of the Company is incorporated herein by reference to the information included in the Company’s proxy statement for the 2019 annual meeting of stockholders (the “Proxy Statement”) under the caption “Election of Directors.”
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item regarding executive compensation is incorporated herein by reference to the information included in the Proxy Statement under the captions “Director Compensation—2018,” “Executive Compensation,” “Summary Compensation Table (2018, 2017, and 2016),” “Grants of Plan-Based Awards in 2018,” “Outstanding Equity Awards At 2018 Fiscal Year-End,” “2018 Options Exercises and Stock Vested Table,” “2018 Nonqualified Deferred Compensation,” “Change-In-Control,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”
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
The information required by this Item regarding director independence is incorporated herein by reference to information included in the Proxy Statement under the caption “Corporate Governance — The Board, Board Meetings, Independence, and Tenure.”
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
The following documents are filed as a part of this Report:
(a)(1).    Financial Statements
The following Reports of Independent Registered Public Accounting Firm, consolidated financial statements, and accompanying notes are included in Item 8 of this Report:
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2018 and 2017.
Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017.
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2018 and 2017.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018 and 2017.
Notes to Consolidated Financial Statements.
(a)(2).     Financial Statement Schedule
Schedules for the Years Ended December 31, 2018 and 2017:
II – Valuation and Qualifying Accounts.
The remaining schedules are omitted because of the absence of conditions upon which they are required.
(a)(3).     Exhibits
The Index to Exhibits immediately following Part IV, Item 16, Form 10-K Summary, filed as part of this Annual Report on Form 10-K and is incorporated by reference herein.
L. B. FOSTER COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Adjustment to adopt ASU 2016-16	Balance at End of Year
2018
Deducted from assets to which they apply:
Allowance for doubtful accounts	$2,151	$1,393	$2,612	$—	$932
Valuation allowance for deferred tax assets	$19,553	$10,226	$—	$928	$30,707
2017*
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,417	$1,517	$783	$—	$2,151
Valuation allowance for deferred tax assets	$24,907	$—	$5,354	$—	$19,553

* The amounts as of December 31, 2017 have been adjusted to reflect the change in inventory accounting method, as described in Notes 1 and 6 to the Consolidated Financial Statements.

1Notes and accounts receivable written off as uncollectible.
ITEM 16. FORM 10-K SUMMARY
We may voluntarily include a summary of information required by the Annual Report on Form 10-K under this Item 16. We have elected not to include such summary information.

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

10.7 **
Restated Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 0-10436, filed on August 9, 2012.

10.8 **	Executive Annual Incentive Compensation Plan (as Amended and Restated), incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 12, 2013.
10.9 **
Amended and Restated Key Employee Separation Plan, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 0-10436, filed on March 8, 2013.

10.10 **
Leased Vehicle Plan as amended and restated on September 1, 2007, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-10436, filed on March 16, 2011.

10.11 **
2016 Long Term Incentive Performance Share Unit Program (2016-2018), incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 0-10436, filed on March 1, 2016.

10.12 **
2016 Form of Performance Share Unit Award Agreement (2016-2018), incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 0-10436, filed on March 1, 2016.

10.13 **
2016 Form of Restricted Stock Award Agreement (2016), incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 0-10436, filed on March 1, 2016.

10.14 **
2016 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 0-10436, filed on March 1, 2016.

10.15 **	2016 Free Cash Flow Program, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, File No. 0-10436, filed on March 1, 2016.

10.16 **
2017 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 0-10436, filed on March 8, 2017.

10.17 **
2017 Form of Restricted Stock Award Agreement (2017), incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 0-10436, filed on March 8, 2017.

10.18 **
2017 Long Term Incentive Performance Share Unit Program (2017-2019), incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 0-10436, filed on March 8, 2017.

10.19 **
2017 Form of Performance Share Unit Award Agreement (2017-2019), incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 0-10436, filed on March 8, 2017.

10.20 **
Deferred Compensation Plan for Non-Employee Directors under the 2006 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 0-10436, filed on August 4, 2017.

10.21 **
2018 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.22 **
Form of Restricted Stock Award Agreement (2018), incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.23 **
Long Term Incentive Performance Share Unit Program (2018-2020), incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.24 **
Form of Performance Share Unit Award Agreement (2018-2020), incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.25 **
Executive Annual Incentive Compensation Plan (as Amended and Restated), incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.26 **
Amended and Restated Key Employee Separation Plan, incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.27 **
Amended and Restated 2006 Omnibus Incentive Plan, effective as of May 24, 2018, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 2018, File no. 0-10436, filed on July 31, 2018.

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

*18	Change in Accounting Principles.
*21	List of Subsidiaries.
*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits are filed herewith.
**	Exhibit represents a management contract or compensatory plan, contract or arrangement required to be filed as Exhibits to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	March 18, 2019	By:	/s/ Robert P. Bauer
(Robert P. Bauer,
President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Lee B. Foster II	Chairman of the Board and Director	March 18, 2019
(Lee B. Foster II)

By:	/s/ Robert P. Bauer	President, Chief Executive Officer,	March 18, 2019
	(Robert P. Bauer)	and Director

By:	/s/ Dirk Jungé	Director	March 18, 2019
(Dirk Jungé)

By:	/s/ Diane B. Owen	Director	March 18, 2019
(Diane B. Owen)

By:	/s/ Robert S. Purgason	Director	March 18, 2019
(Robert S. Purgason)

By:	/s/ William H. Rackoff	Director	March 18, 2019
(William H. Rackoff)

By:	/s/ Suzanne B. Rowland	Director	March 18, 2019
(Suzanne B. Rowland)

By:	/s/ Bradley S. Vizi	Director	March 18, 2019
(Bradley S. Vizi)

By:	/s/ James P. Maloney	Senior Vice President,	March 18, 2019
	(James P. Maloney)	Chief Financial Officer, and Treasurer

By:	/s/ Todd M. James	Controller and Chief Accounting Officer	March 18, 2019
(Todd M. James)