Form 10-Q
period 2019-03-31
FOSTER L B CO
filed 2019-05-10
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2019
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File Number: 000-10436
L.B. Foster Company
(Exact name of Registrant as specified in its charter)

Pennsylvania	25-1324733
(State of Incorporation)	(I. R. S. Employer Identification No.)

415 Holiday Drive, Suite 100, Pittsburgh, Pennsylvania	15220
(Address of principal executive offices)	(Zip Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	FSTR	NASDAQ Global Select Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2019
Common Stock, Par Value $0.01	10,581,281 Shares

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,039	$10,282
Accounts receivable - net (Note 5)	99,518	86,123
Inventories - net (Note 6)	142,714	124,504
Other current assets	7,752	5,763
Total current assets	259,023	226,672
Property, plant, and equipment - net (Note 7)	85,870	86,857
Operating lease right-of-use assets - net (Note 8)	13,116	—
Other assets:
Goodwill (Note 4)	19,422	19,258
Other intangibles - net (Note 4)	48,298	49,836
Other assets	488	626
TOTAL ASSETS	$426,217	$383,249
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90,419	$78,269
Deferred revenue	14,168	6,619
Accrued payroll and employee benefits	7,598	12,993
Accrued warranty (Note 14)	1,715	2,057
Current portion of accrued settlement (Note 14)	8,000	10,000
Current maturities of long-term debt (Note 9)	609	629
Other accrued liabilities	14,964	13,624
Total current liabilities	137,473	124,191
Long-term debt (Note 9)	89,573	74,353
Deferred tax liabilities (Note 15)	5,142	5,287
Long-term portion of accrued settlement (Note 14)	40,000	40,000
Long-term operating lease liabilities (Note 8)	9,812	—
Other long-term liabilities	16,959	17,299
Stockholders' equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at March 31, 2019 and December 31, 2018, 11,115,779; shares outstanding at March 31, 2019 and December 31, 2018, 10,404,347 and 10,366,007, respectively	111	111
Paid-in capital	47,400	48,040
Retained earnings	118,647	114,324
Treasury stock - at cost, 711,432 and 749,772 common stock shares at March 31, 2019 and December 31, 2018, respectively	(17,196)	(18,165)
Accumulated other comprehensive loss	(21,704)	(22,191)
Total stockholders' equity	127,258	122,119
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$426,217	$383,249

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018

	(Unaudited)
Sales of goods	$113,083	$91,811
Sales of services	37,386	30,643
Total net sales	150,469	122,454
Cost of goods sold	92,331	75,136
Cost of services sold	28,976	25,126
Total cost of sales	121,307	100,262
Gross profit	29,162	22,192
Selling and administrative expenses	21,917	20,458
Amortization expense	1,712	1,785
Interest expense - net	1,355	1,887
Other income	(150)	(605)
Total expenses	24,834	23,525
Income (loss) before income taxes	4,328	(1,333)
Income tax expense	638	525
Net income (loss)	$3,690	$(1,858)
Basic earnings (loss) per common share	$0.36	$(0.18)
Diluted earnings (loss) per common share	$0.35	$(0.18)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2019	2018

	(Unaudited)
Net income (loss)	$3,690	$(1,858)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,053	24
Unrealized (loss) gain on cash flow hedges, net of tax expense of $0 for all periods	(26)	738
Reclassification of pension liability adjustments to earnings, net of tax expense of $0 for all periods*	93	114
Other comprehensive income	1,120	876
Comprehensive income (loss)	$4,810	$(982)

*	Reclassifications out of accumulated other comprehensive loss for pension obligations are charged to selling and administrative expenses.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2019	2018

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,690	$(1,858)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Deferred income taxes	(166)	(1,258)
Depreciation	2,772	2,944
Amortization	1,712	1,785
Equity in (gain) loss of nonconsolidated investments	(21)	3
Loss on sales and disposals of property, plant, and equipment	—	3
Stock-based compensation	855	1,082
Change in operating assets and liabilities:
Accounts receivable	(13,166)	10
Inventories	(17,463)	(3,046)
Other current assets	(1,961)	(2,775)
Prepaid income tax	(108)	(277)
Other noncurrent assets	591	230
Accounts payable	12,653	10,759
Deferred revenue	7,542	82
Accrued payroll and employee benefits	(5,438)	(5,615)
Accrued settlement	(2,000)	—
Other current liabilities	(2,305)	576
Other long-term liabilities	(733)	(54)
Net cash (used in) provided by operating activities	(13,546)	2,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	59	9
Capital expenditures on property, plant, and equipment	(2,572)	(723)
Net cash used in investing activities	(2,513)	(714)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(43,414)	(60,639)
Proceeds from debt	58,614	33,076
Treasury stock acquisitions	(526)	(310)
Net cash provided by (used in) financing activities	14,674	(27,873)
Effect of exchange rate changes on cash and cash equivalents	142	(698)
Net decrease in cash and cash equivalents	(1,243)	(26,694)
Cash and cash equivalents at beginning of period	10,282	37,678
Cash and cash equivalents at end of period	$9,039	$10,984
Supplemental disclosure of cash flow information:
Interest paid	$1,179	$964
Income taxes paid	$904	$994

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Three Months Ended March 31, 2019
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2018	$111	$48,040	$114,324	$(18,165)	$(22,191)	$122,119
Adjustment to adopt ASU 2018-02	—	—	633	—	(633)	—
Net income	—	—	3,690	—	—	3,690
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	93	93
Foreign currency translation adjustment	—	—	—	—	1,053	1,053
Unrealized derivative loss on cash flow hedges	—	—	—	—	(26)	(26)
Issuance of 38,340 common shares, net of shares withheld for taxes	—	(1,495)	—	969	—	(526)
Stock-based compensation	—	855	—	—	—	855
Balance, March 31, 2019	$111	$47,400	$118,647	$(17,196)	$(21,704)	$127,258

	Three Months Ended March 31, 2018
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2017	$111	$45,017	$145,797	$(18,662)	$(17,767)	$154,496
Adjustment to adopt ASU 2016-16	—	—	(305)	—	—	(305)
Net loss	—	—	(1,858)	—	—	(1,858)
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	114	114
Foreign currency translation adjustment	—	—	—	—	24	24
Unrealized derivative gain on cash flow hedges	—	—	—	—	738	738
Issuance of 24,769 common shares, net of shares withheld for taxes	—	(792)	—	482	—	(310)
Stock-based compensation	—	1,082	—	—	—	1,082
Balance, March 31, 2018	$111	$45,307	$143,634	$(18,180)	$(16,891)	$153,981

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share data)
Note 1. Financial Statements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals, unless otherwise stated herein) considered necessary for a fair presentation of the financial position of L.B. Foster Company and subsidiaries as of March 31, 2019 and December 31, 2018, and its condensed consolidated statements of operations, its condensed consolidated statements of cash flows and, its condensed consolidated statements of stockholders' equity for the three months ended March 31, 2019 and 2018, have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software" (“ASU 2018-15”). The ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that qualifies as a service contract. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein with early adoption permitted. The Company is currently evaluating the potential impact of the ASU on its consolidated financial statements.

Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new accounting requirements include the accounting for, presentation of, and classification of leases. The guidance resulted in most leases being capitalized as a right-of-use asset with a related balance sheet liability. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted the provisions of ASU 2016-02 on January 1, 2019, using the modified retrospective approach as of the beginning of the period of adoption. Additionally, the Company has elected to apply the practical expedient package for leases that commenced prior to the effective date, not to apply the recognition requirements in the standard to short-term leases, and not to separate non-lease components from lease components. The Company has presented the disclosures required by ASU 2016-02 in Note 8.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income; Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows companies to reclassify stranded tax effects caused by the US Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. The amendments eliminate the stranded tax effects resulting from the Tax Act and improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The Company adopted ASU 2018-02 during the first quarter of 2019 and has chosen to record the reclassification as of the beginning of the period of adoption. As a result of adopting this standard, we reclassified stranded tax effects of $633 from Accumulated other comprehensive loss to Retained earnings.

The SEC Disclosure Update and Simplification release announces the SEC's adoption of certain amendments in August 2018. While most of the amendments eliminate outdated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity in the notes to the financial statements or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. As a result, registrants are required to provide the reconciliation for both the comparable quarterly and year-to-date periods in its Quarterly Report on Form 10-Q but only for the year-to-date periods in registration statements, beginning in the first quarter of 2019. The Company has included the reconciliation of changes in stockholders’ equity as a separate statement.
Note 2. Business Segments
The Company is a leading manufacturer and distributor of products and services for transportation and energy infrastructure with locations in North America and Europe. The Company is organized and operates in three different operating segments: the Rail

Products and Services segment, the Construction Products segment, and the Tubular and Energy Services segment. The segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred; (b) whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who makes decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. Operating segments are evaluated on their segment profit contribution to the Company's consolidated results. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis. The Company's segment accounting policies, unless otherwise noted, are the same as those described in the Note 2. Business Segments of the Notes to the Company's Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year-ended December 31, 2018.

The following table illustrates the Company's revenues and profit from operations by segment for the periods indicated:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products and Services	$75,694	$3,479	$62,170	$2,048
Construction Products	37,345	834	28,900	18
Tubular and Energy Services	37,430	4,688	31,384	1,885
Total	$150,469	$9,001	$122,454	$3,951

Segment profit from operations, as shown above, includes allocated corporate operating expenses. Operating expenses related to corporate headquarter functions that directly support the segment activity are allocated based on segment headcount, revenue contribution, or activity of the business units within the segments, based on the corporate activity type provided to the segment. The expense allocation excludes certain corporate costs that are separately managed from the segments.

The following table provides a reconciliation of segment net profit from operations to the Company’s consolidated total:

	Three Months Ended March 31,
	2019	2018
Profit for reportable segments	$9,001	$3,951
Interest expense - net	(1,355)	(1,887)
Other income	150	605
Unallocated corporate expenses and other unallocated charges	(3,468)	(4,002)
Income (loss) before income taxes	$4,328	$(1,333)

The following table illustrates assets of the Company by segment:

	March 31, 2019	December 31, 2018
Rail Products and Services	$188,517	$175,704
Construction Products	112,584	97,133
Tubular and Energy Services	99,485	90,402
Unallocated corporate assets	25,631	20,010
Total	$426,217	$383,249

Note 3. Revenue
Revenue from products or services provided to customers over time accounted for 27.7% and 25.5% of revenue for the three months ended March 31, 2019 and 2018, respectively. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Revenue recognized over time using an input measure was $31,837 and $24,561 for the three months ended March 31, 2019 and 2018, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $9,911 and $6,661 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, the Company had contract assets of $33,599 and $26,692, respectively, that were recorded in “Inventory” within the Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, the Company had contract liabilities of $3,720 and $1,505, respectively, that were recorded in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time. Point in time revenue accounted for 72.3% and 74.5% of revenue for the three months ended March 31, 2019 and 2018, respectively. The Company recognizes revenue at the point in time at which the customer obtains control of the product or service, which is generally when the product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company's net sales by major product and service category:

	Three Months Ended March 31,
	2019	2018
Rail Products	$46,206	$36,034
Rail Technologies	29,488	26,136
Rail Products and Services	75,694	62,170
Piling and Fabricated Bridge	23,732	18,861
Precast Concrete Products	13,613	10,039
Construction Products	37,345	28,900
Test, Inspection, and Threading Services	14,724	14,213
Protective Coatings and Measurement Systems	22,706	17,171
Tubular and Energy Services	37,430	31,384
Total net sales	$150,469	$122,454

Net sales by the timing of the transfer of goods and services is as follows:

	Three Months Ended March 31, 2019
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$56,492	$23,095	$29,134	$108,721
Over time	19,202	14,250	8,296	41,748
Total net sales	$75,694	$37,345	$37,430	$150,469

	Three Months Ended March 31, 2018
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$45,871	$18,926	$26,435	$91,232
Over time	16,299	9,974	4,949	31,222
Total net sales	$62,170	$28,900	$31,384	$122,454

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets, included in “Inventory”), and billings in excess of costs (contract liabilities, included in “Deferred revenue”) on the Condensed Consolidated Balance Sheets.

Significant changes in contract assets during the three months ended March 31, 2019 resulted from transfers to receivables from contract assets recognized at the beginning of the period of $11,406. Significant changes in contract liabilities during the three months ended March 31, 2019 resulted from increases of $3,384 due to billings in excess of costs, excluding amounts recognized as revenue during the period, and reductions due to revenue recognized during the three months ended March 31, 2019 and 2018 of $948 and $346, respectively, that was included in the contract liability at the beginning of each period.

As of March 31, 2019, the Company had approximately $250,052 of remaining performance obligations, which is also referred to as backlog. Approximately 3.1% of the March 31, 2019 backlog was related to projects that are anticipated to extend beyond March 31, 2020.

Note 4. Goodwill and Other Intangible Assets
The following table presents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance as of December 31, 2018	$14,111	$5,147	$—	$19,258
Foreign currency translation impact	164	—	—	164
Balance as of March 31, 2019	$14,275	$5,147	$—	$19,422

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. No interim goodwill impairment test was required in connection with the evaluation of qualitative factors as of March 31, 2019.

The components of the Company’s intangible assets were as follows:

	March 31, 2019
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$1,386	$(1,139)	$247
Patents	10	366	(173)	193
Customer relationships	18	37,337	(12,069)	25,268
Trademarks and trade names	15	8,497	(3,657)	4,840
Technology	14	35,688	(17,938)	17,750
		$83,274	$(34,976)	$48,298

	December 31, 2018
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$1,372	$(1,046)	$326
Patents	10	358	(165)	193
Customer relationships	18	37,129	(11,388)	25,741
Trademarks and trade names	15	8,481	(3,416)	5,065
Technology	14	35,640	(17,129)	18,511
		$82,980	$(33,144)	$49,836

Intangible assets are amortized over their useful lives, which range from 4 to 25 years, with a total weighted average amortization period of approximately 15 years as of March 31, 2019. Amortization expense was $1,712 and $1,785 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, estimated amortization expense for the remainder of 2019 and thereafter was as follows:

Amortization Expense
Remainder of 2019	$4,925
2020	5,887
2021	5,852
2022	5,769
2023	5,263
2024 and thereafter	20,602
$48,298

Note 5. Accounts Receivable
Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable as of March 31, 2019 and December 31, 2018 have been reduced by an allowance for doubtful accounts of $1,014 and $932, respectively. Changes in reserves for uncollectable accounts, which are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations, resulted in expense of $100 and income of $246 for the three months ended March 31, 2019 and 2018, respectively.
Note 6. Inventory
Inventories as of March 31, 2019 and December 31, 2018 are summarized in the following table:

	March 31, 2019	December 31, 2018
Finished goods	$77,449	$69,041
Contract assets	33,599	26,692
Work-in-process	7,494	6,940
Raw materials	24,172	21,831
Inventories - net	$142,714	$124,504

Inventories of the Company are valued at average cost or net realizable value, whichever is lower.
Note 7. Property, Plant, and Equipment
Property, plant, and equipment as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Land	$12,451	$12,440
Improvements to land and leaseholds	17,580	17,610
Buildings	36,387	34,608
Machinery and equipment, including equipment under finance leases	121,658	120,914
Construction in progress	2,434	3,083
Gross property, plant, and equipment	190,510	188,655
Less accumulated depreciation and amortization, including accumulated amortization of finance leases	(104,640)	(101,798)
Property, plant, and equipment - net	$85,870	$86,857

Depreciation expense for the three months ended March 31, 2019 and 2018 was $2,772 and $2,944, respectively.

We review our property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no impairments of property, plant, and equipment during the three months ended March 31, 2019 and 2018.
Note 8. Leases
On January 1, 2019, the Company adopted ASU 2016-02 and all the related amendments using the modified retrospective approach, which resulted in an increase in assets of $13,585 and an increase in current and long-term liabilities of $3,322 and $10,263, respectively. This adoption did not affect our results of operations, cash flows, or covenants of the Amended and Restated Credit Agreement dated March 13, 2015, and as amended by the Second Amendment dated November 7, 2016. This adoption will also have no impact to the covenants of the Third Amended and Restated Credit Agreement dated April 30, 2019.

We determine if an arrangement is a lease at its inception. Operating leases are included in “Operating lease right-of-use assets,” “Other current liabilities,” and “Long-term operating lease liabilities” within our Condensed Consolidated Balance Sheets. Finance leases are included in “Property, plant, and equipment - net,” “Current maturities of long-term debt,” and “Long-term debt” in our Condensed Consolidated Balance Sheets.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments. We use the implicit rate when readily determinable. The operating lease right-of-use also includes indirect costs incurred and lease payments made prior to the commencement date, less any lease incentives received. Our lease terms may include options to extend or terminate the lease and will be recognized when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components which we account for as a single lease component. Also, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities.

Finance lease and lessor accounting recognition has remained substantially unchanged under ASU 2016-02 and had no impact on the Company's balance sheet, results of operations, or cash flows as a result of the adoption of ASU 2016-02.

The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of March 31, 2019, our leases have remaining lease terms of 1 to 9 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. As of March 31, 2019, the Company’s operating leases have a weighted average remaining lease term of 6 years and a weighted average discount rate of 4.9%. As of March 31, 2019, the Company’s finance leases have a weighted average remaining lease term of 1 year and a weighted average discount rate of 4.3%.

The balance sheet component of the Company's leases were as follows as of March 31, 2019:

March 31, 2019
Operating leases
Operating lease right-of-use assets	$13,116
Other current liabilities	$3,304
Long-term operating lease liabilities	9,812
Total operating lease liabilities	$13,116
Finance leases
Property, plant, and equipment	$3,462
Accumulated amortization	(2,668)
Property, plant, and equipment - net	$794
Current maturities of long-term debt	$609
Long-term debt	184
Total finance lease liabilities	$793

The components of lease expense within the Company's statements of operations were as follows for the three months ended March 31, 2019:

March 31, 2019
Finance lease cost:
Amortization of finance leases	$178
Interest on lease liabilities	9
Operating lease cost	916
Sublease income	(9)
Total lease cost	$1,094

The cash flow components of the Company's leases were as follows for the three months ended March 31, 2019:

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,079)
Financing cash flows from finance leases	(181)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$447

As of March 31, 2019, estimated annual maturities of lease liabilities for the year ending December 31, 2019 and thereafter are as follows:

	Operating Leases	Finance Leases
Remaining 2019	$2,729	$491
2020	3,068	337
2021	2,223	16
2022	1,750	—
2023	1,405	—
2024 and thereafter	4,332	—
Total undiscounted lease payments	15,507	844
Interest	(2,391)	(51)
Total	$13,116	$793

Note 9. Long-term Debt and Related Matters
North America
Long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
Revolving credit facility	$89,389	$74,008
Capital leases and financing agreements	793	974
Total	90,182	74,982
Less current maturities	(609)	(629)
Long-term portion	$89,573	$74,353

On November 7, 2016, the Company, its domestic subsidiaries, and certain of its Canadian subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Second Amended and Restated Credit Agreement dated March 13, 2015 and as amended by the First Amendment dated June 29, 2016 (the “Amended and Restated Credit Agreement”), with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank of Pennsylvania, and Branch Banking and Trust Company. This Second Amendment modified the Amended and Restated Credit Agreement, which had a maximum revolving credit line of $275,000. The Second Amendment reduced the permitted revolving credit borrowings to $195,000 and provided for additional term loan borrowing of $30,000 (the “Term Loan”). During 2017, the Company paid off the balance of the Term Loan. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Second Amendment or Amended and Restated Credit Agreement filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as applicable.

The Second Amendment further provided for modifications to the financial covenants as defined in the Amended and Restated Credit Agreement. The Second Amendment eliminated of the Maximum Leverage Ratio covenant through the quarter ended June 30, 2018. After that period, the Maximum Gross Leverage Ratio covenant was reinstated to require a maximum ratio of 4.25 Consolidated Indebtedness to 1.00 Gross Leverage for the quarter ended September 30, 2018, and 3.75 to 1.00 for all periods thereafter until the maturity date of the credit facility. The Second Amendment also includes a Minimum Last Twelve Months EBITDA covenant (“Minimum EBITDA”). For the quarter ended December 31, 2016 through the quarter ended June 30, 2017, the Minimum EBITDA had to be at least $18,500. For each quarter thereafter, through the quarter ended June 30, 2018, the Minimum EBITDA requirement increased by various increments. On June 30, 2018, the Minimum EBITDA requirement was $31,000. After the quarter ended June 30, 2018, the Minimum EBITDA covenant was eliminated through the remainder of the Amended and Restated Credit Agreement. The Second Amendment also includes a Minimum Fixed Charge Coverage Ratio covenant. The covenant represents the ratio of the Company’s fixed charges to the last twelve months of EBITDA, and was required to be a minimum of 1.00 to 1.00 through the quarter ended December 31, 2017 and 1.25 to 1.00 for each quarter thereafter through the maturity of the credit facility. The final financial covenant included in the Second Amendment was a Minimum Liquidity covenant which called for a minimum of $25,000 in undrawn availability on the revolving credit loan at all times through the quarter ended June 30, 2018.

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

As of March 31, 2019, L.B. Foster was in compliance with the Second Amendment’s covenants.

The Second Amendment provided for the elimination of the three lowest tiers of the pricing grid that had previously been defined in the First Amendment. Upon execution of the Second Amendment through the quarter ended March 31, 2018, the Company was locked into the highest tier of the pricing grid, which provided for pricing of the prime rate plus 225 basis points on base rate loans and the applicable LIBOR rate plus 325 basis points on euro rate loans. For each quarter after March 31, 2018 and through the maturity date of the credit facility, the Company’s position on the pricing grid is governed by a Minimum Net Leverage ratio, which is the ratio of Consolidated Indebtedness less cash on hand in excess of $15,000 to EBITDA. If, after March 31, 2018, the Minimum Net Leverage ratio positions the Company on the lowest tier of the pricing grid, pricing is at the prime rate plus 150 basis points on base rate loans or the applicable LIBOR rate plus 250 basis points on Euro rate loans.

As of March 31, 2019, L.B. Foster had outstanding letters of credit of approximately $250 and had net available borrowing capacity of $105,361. The maturity date of the facility is March 13, 2020.

Subsequent to March 31, 2019, on April 30, 2019, the Company, its domestic subsidiaries, and certain of its Canadian and European subsidiaries (collectively, the “Borrowers”), entered into the Third Amended and Restated Credit Agreement (“Amended Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank, N.A., and BMO Harris Bank, N.A. This Amended Credit Agreement modifies the prior revolving credit facility which had a maximum credit line of $195,000 and extends the maturity date from March 13, 2020 to April 30, 2024. The Amended Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $140,000 with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Amended Credit Agreement’s incremental loan feature permits the Company to increase the available revolving borrowings under the facility by up to an additional $50,000 and provides for additional term loan borrowings of up to $25,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions.

The Company’s and the domestic, Canadian, and United Kingdom guarantors’ (the “Guarantors”) obligations under the Amended Credit Agreement will be secured by the grant of a security interest by the Borrowers and Guarantors in substantially all of the personal property owned by such entities. Additionally, the equity interests in each of the loan parties, other than the Company, and the equity interests held by each loan party in their domestic subsidiaries, will be pledged to the lenders as collateral for the lending obligations.

Borrowings under the Amended Credit Agreement will bear interest at rates based upon either the base rate or Euro-rate plus applicable margins. Applicable margins are dictated by the ratio of the Company’s total net indebtedness to the Company’s consolidated EBITDA for four trailing quarters, as defined in the Amended Credit Agreement. The base rate is the highest of (a) the Overnight Bank Funding Rate plus 50 basis points, (b) the Prime Rate, or (c) the Daily Euro-rate plus 100 basis points (each as defined in the Amended Credit Agreement). The base rate and Euro-rate spreads range from 25 to 125 basis points and 125 to 225 basis points, respectively.

The Amended Credit Agreement includes three financial covenants: (a) Maximum Gross Leverage Ratio, defined as the Company’s consolidated Indebtedness divided by the Company’s consolidated EBITDA, which must not exceed (i) 3.25 to 1.00 for all testing periods other than during an Acquisition Period, and (ii) 3.50 to 1.00 for all testing periods occurring during an Acquisition Period; (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company's consolidated EBITDA divided by the Company's Fixed Charges, which must be less than 1.25 to 1.00; and (c) Minimum Working Capital to Revolving Facility Usage Ratio, defined as the sum of the inventory and accounts receivable of the Borrowers and certain other Guarantors divided by Revolving Facility Usage, which must be less than 1.40 to 1.00.

The Amended Credit Agreement permits the Company to pay dividends and make distributions and redemptions with respect to its stock provided no event of default or potential default (as defined in the Amended Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Additionally, the Amended Credit Agreement permits the Company to complete acquisitions so long as (a) no event of default or potential default has occurred prior to or as a result of such acquisition; (b) the liquidity of the Borrowers is not less than $25,000 prior to giving effect to such acquisition; and (c) the aggregate consideration for the acquisition does not exceed: (i) $50,000 per acquisition; (ii) $50,000 in the aggregate for multiple acquisitions entered into during four consecutive quarters; and (iii) $100,000 in the aggregate over the term of the Amended Credit Agreement.

Other restrictions exist at all times including, but not limited to, limitations on the Company’s sale of assets and the incurrence by either the Borrowers or the non-borrower subsidiaries of the Company of other indebtedness, guarantees, and liens.

United Kingdom
A subsidiary of the Company has a credit facility with NatWest Bank for its United Kingdom operations, which includes an overdraft availability of £1,500 pounds sterling (approximately $1,955 as of March 31, 2019). This credit facility supports the subsidiary’s working capital requirements and is collateralized by substantially all of the assets of its United Kingdom operations. The variable interest rate on this facility is the financial institution’s base rate plus 250 basis points. Outstanding performance bonds reduce availability under this credit facility. The subsidiary of the Company had no outstanding borrowings under this credit facility as of March 31, 2019. There was approximately $600 in outstanding guarantees (as defined in the underlying agreement) as of March 31, 2019. This credit facility was renewed during the third quarter of 2018 with all underlying terms and conditions remaining unchanged as a result of the renewal.

The United Kingdom credit facility contains certain financial covenants that require the subsidiary to maintain senior interest and cash flow coverage ratios. The subsidiary was in compliance with these financial covenants as of March 31, 2019. The subsidiary had available borrowing capacity of $1,355 as of March 31, 2019.

Subsequent to March 31, 2019, on April 29, 2019, the credit facility with NatWest Bank was terminated.
Note 10. Fair Value Measurements
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

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of March 31, 2019, the interest rate swaps were recorded within other current assets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$16	$16	$—	$—	$16	$16	$—	$—
Interest rate swaps	626	—	626	—	675	—	675	—
Total	$642	$16	$626	$—	$691	$16	$675	$—

The interest rate swaps are accounted for as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate of our debt. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” and included in “Interest expense - net” in our Condensed Consolidated Statements of Operations as the interest expense from our debt is recognized. For the three months ended March 31, 2019 and 2018, we recognized interest income from interest rate swaps of $65 and interest expense of $35, respectively.

In accordance with the provisions of ASC 820, “Fair Value Measurement,” the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis.
Note 11. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss)	$3,690	$(1,858)
Denominator:
Weighted average shares outstanding	10,384	10,351
Denominator for basic earnings (loss) per common share	10,384	10,351
Effect of dilutive securities:
Stock compensation plans	63	—
Dilutive potential common shares	63	—
Denominator for diluted earnings (loss) per common share - adjusted weighted average shares outstanding	10,447	10,351
Basic earnings (loss) per common share	$0.36	$(0.18)
Diluted earnings (loss) per common share	$0.35	$(0.18)

There were approximately 212 anti-dilutive shares during the three months ended March 31, 2018 excluded from the above calculation.
Note 12. Stock-based Compensation
The Company applies the provisions of ASC 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. The Company recorded stock compensation expense related to restricted stock awards and performance share units of $855 and $1,082 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, unrecognized compensation expense for unvested awards approximated $6,695. The Company will recognize this expense over the upcoming 4 years through April 2023.

Shares issued as a result of vested stock-based compensation awards generally will be from previously issued shares that have been reacquired by the Company and held as treasury stock or authorized and previously unissued common stock.

Restricted Stock Awards and Performance Share Units
Under the 2006 Omnibus Plan, the Company grants eligible employees restricted stock and performance share units. The forfeitable restricted stock awards granted generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock agreement. Since May 2018, awards of restricted stock are subject to a minimum one-year vesting period, including those granted to non-employee directors. Prior to May 2018, awards to non-employee directors were made in fully-vested shares. Performance share units are offered annually under separate three-year long-term incentive programs. Performance share units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples, as defined in the underlying program. If the Company’s estimate of the number of performance share units expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

Since May 1, 2017, non-employee directors have been permitted to defer receipt of annual stock awards and equity elected to be received in lieu of quarterly cash compensation. If so elected, these deferred stock units will be issued as common stock six months after separation from their service on the Board of Directors. Since May 2018, there have been no non-employee directors who elected the option to receive deferred stock units of the Company’s common stock in lieu of director cash compensation.

During the three months ended March 31, 2019, the Compensation Committee approved the 2019 Performance Share Unit Program and the Executive Annual Incentive Compensation Plan (consisting of cash and equity components). The Compensation Committee also certified the actual performance achievement of participants in the 2016 Performance Share Unit Program. Actual performance resulted in no payout relative to the 2016 Performance Share Unit Program target performance metrics.

The following table summarizes the restricted stock awards, deferred stock units, and performance share units activity for the three months ended March 31, 2019:

	Restricted Stock	Deferred Stock Units	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	191,825	41,774	300,373	$18.61
Granted	52,897	—	89,092	17.76
Vested	(67,788)	—	—	15.22
Adjustment for incentive awards not expected to vest	—	—	(17,936)	17.76
Outstanding as of March 31, 2019	176,934	41,774	371,529	$19.03

Note 13. Retirement Plans
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

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Interest cost	$162	$155
Expected return on plan assets	(180)	(213)
Recognized net actuarial loss	31	24
Net periodic pension cost (income)	$13	$(34)

The Company anticipates contributions of $550 to its United States defined benefit pension plan in 2019.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Interest cost	$54	$53
Expected return on plan assets	(62)	(72)
Amortization of prior service costs and transition amount	11	5
Recognized net actuarial loss	53	49
Net periodic pension cost	$56	$35

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates contributions of approximately $255 to the United Kingdom pension plan during 2019. For the three months ended March 31, 2019, the Company contributed approximately $64 to the plan.

Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans:

	Three Months Ended March 31,
	2019	2018
United States	$550	$544
Canada	38	33
United Kingdom	107	117
	$695	$694

Note 14. Commitments and Contingent Liabilities
Product Liability Claims
The Company is subject to product warranty claims that arise in the ordinary course of its business. For certain manufactured products, the Company maintains a product warranty accrual which is adjusted on a monthly basis as a percentage of cost of sales. In addition, the product warranty accrual is adjusted periodically based on the identification or resolution of known individual product warranty claims.

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2018	$2,057
Additions to warranty liability	255
Warranty liability utilized	(597)
Balance as of March 31, 2019	$1,715

Union Pacific Railroad (“UPRR”) Concrete Tie Matter
On March 13, 2019, the Company and its subsidiary, CXT entered into a Settlement Agreement (the “Settlement Agreement”) with UPRR to resolve the pending litigation in the matter of Union Pacific Railroad Company v. L.B. Foster Company and CXT Incorporated, Case No. CI 15-564, in the District Court for Douglas County, Nebraska.

Under the Settlement Agreement, the Company and CXT will pay UPRR the aggregate amount of $50,000 without pre-judgment interest, which began with a $2,000 immediate payment, and with the remaining $48,000 paid in installments over a six-year period commencing on the effective date of the Settlement Agreement through December 2024 pursuant to a Promissory Note. Additionally, commencing in January 2019 and through December 2024, UPRR agreed to purchase from the Company and its subsidiaries and affiliates, a cumulative total amount of $48,000 of products and services, targeting $8,000 of annual purchases per year beginning in 2019 per letters of intent under the Settlement Agreement. The Settlement Agreement also includes a mutual release of all claims and liability regarding or relating to all CXT pre-stressed concrete railroad ties with no admission of liability and dismissal of the litigation with prejudice.

The expected payments under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2019 and thereafter are as follows:

Year Ending December 31,
Remainder of 2019	$8,000
2020	8,000
2021	8,000
2022	8,000
2023	8,000
2024	8,000
Total	$48,000

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

As of March 31, 2019 and December 31, 2018, the Company maintained environmental reserves approximating $6,110 and $6,128, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance as of December 31, 2018	$6,128
Additions to environmental obligations	2
Environmental obligations utilized	(20)
Balance as of March 31, 2019	$6,110

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity as of March 31, 2019.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment as of March 31, 2019, no such disclosures were considered necessary.
Note 15. Income Taxes
For the three months ended March 31, 2019 and 2018, the Company recorded an income tax provision of $638 and $525 on pre-tax income of $4,328 and pre-tax loss of $1,333, respectively, for an effective income tax rate of 14.7% and (39.4)%, respectively. The Company's effective tax rate for the three months ended March 31, 2019 differed from the federal statutory rate of 21% primarily due to the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance. The Company continued to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year. Changes in pre-tax income projections and the mix of income across jurisdictions could also impact the effective income tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide management's current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations; the outcome of litigation and product warranty claims; decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: environmental matters, including any costs associated with any remediation and monitoring; a resumption of the economic slowdown we experienced in previous years in the markets we serve; the risk of doing business in international markets; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses and realize anticipated benefits; costs of and impacts associated with shareholder activism; a decrease in freight or passenger rail traffic; the timeliness and availability of materials from our major suppliers as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers' concerns about conflict minerals; labor disputes; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of a new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact these amounts; foreign currency fluctuations; inflation; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s pending exit from the European Union, including the possibility of a “no-deal Brexit;” sustained declines in energy prices; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018, or as updated and amended by Item 1A “Risk Factors,” in Part II of our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

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

Results of the Quarter

	Three Months Ended March 31,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended March 31,
	2019	2018	2019 vs. 2018	2019	2018
Net Sales:
Rail Products and Services	$75,694	$62,170	21.8%	50.3%	50.8%
Construction Products	37,345	28,900	29.2	24.8	23.6
Tubular and Energy Services	37,430	31,384	19.3	24.9	25.6
Total net sales	$150,469	$122,454	22.9%	100.0%	100.0%

	Three Months Ended March 31,		Percent Increase/ (Decrease)	Gross Profit Percentage Three Months Ended March 31,
	2019	2018	2019 vs. 2018	2019	2018
Gross Profit:
Rail Products and Services	$14,237	$11,924	19.4%	18.8%	19.2%
Construction Products	5,572	4,032	38.2	14.9	14.0
Tubular and Energy Services	9,353	6,236	50.0	25.0	19.9
Total gross profit	$29,162	$22,192	31.4%	19.4%	18.1%

	Three Months Ended March 31,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended March 31,
	2019	2018	2019 vs. 2018	2019	2018
Expenses:
Selling and administrative expenses	$21,917	$20,458	7.1%	14.6%	16.7%
Amortization expense	1,712	1,785	(4.1)	1.1	1.5
Interest expense - net	1,355	1,887	(28.2)	0.9	1.5
Other income	(150)	(605)	75.2	(0.1)	(0.5)
Total expenses	$24,834	$23,525	5.6%	16.5%	19.2%
Income (loss) before income taxes	$4,328	$(1,333)	**	2.9%	(1.1)%
Income tax expense	638	525	21.5	0.4	0.4
Net income (loss)	$3,690	$(1,858)	**	2.5%	(1.5)%

** Results of the calculation are not considered meaningful for presentation purposes.

First Quarter 2019 Compared to First Quarter 2018 – Company Analysis
Net sales of $150,469 for the three months ended March 31, 2019 increased by $28,015, or 22.9%, compared to the prior year quarter. The change was attributable to increases within each of our three segments. Construction Products sales increased by 29.2%, Rail Products and Services sales increased by 21.8%, and Tubular and Energy Services sales increased by 19.3%.

Gross profit increased $6,970 compared to the prior year quarter to $29,162 for the three months ended March 31, 2019. Gross profit margin for the three months ended March 31, 2019 was 19.4%, or 130 basis points (“bps”) higher than the prior year quarter. The rise in gross profit margin was primarily due to increases of 510 bps and 90 bps within Tubular and Energy Services and Construction Products, respectively. The increases were partially offset by a decrease in gross profit margin of 40 bps within Rail Products and Services.

Selling and administrative expenses increased by $1,459 or 7.1% from the prior year. The escalation was primarily driven by increases in personnel-related expenses of $1,494. As a percent of sales, selling and administrative expenses declined 210 bps compared to the prior year period.

Interest expense, net of interest income, decreased by $532, or 28.2%, as a result of the reduction in outstanding debt compared to the prior year quarter as well as an interest rate at the lowest tier within the interest rate spread under our credit facility agreement. Other income decreased $455, which primarily relates to foreign exchange losses in the 2019 period compared to gains on foreign exchange in the 2018 period.

The Company’s effective income tax rate for the three months ended March 31, 2019 was 14.7%, compared to (39.4)% in the prior year quarter. For the three months ended March 31, 2019, the Company recorded a tax provision of $638, compared to $525 in the three months ended March 31, 2018. The Company's effective tax rate for the three months ended March 31, 2019 differed from the federal statutory rate of 21% primarily due to the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance.

Net income for the first quarter of 2019 was $3,690, or $0.35 per diluted share, compared to a net loss of $1,858, or $0.18 loss per diluted share, in the prior year quarter.

Results of Operations – Segment Analysis
Rail Products and Services

	Three Months Ended March 31,		Increase/(Decrease)	Percent Increase/(Decrease)
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$75,694	$62,170	$13,524	21.8%
Gross profit	$14,237	$11,924	$2,313	19.4%
Gross profit percentage	18.8%	19.2%	(0.4)%	(1.9)%
Segment profit	$3,479	$2,048	$1,431	69.9%
Segment profit percentage	4.6%	3.3%	1.3%	39.5%

First Quarter 2019 Compared to First Quarter 2018
The Rail Products and Services segment sales increased by $13,524, or 21.8%, compared to the prior year period. The sales increase was driven by both our Rail Products and Rail Technologies businesses of $10,172 and $3,352, respectively. The Rail Products growth was primarily attributable to North American new rail distribution volume. The segment also continued to capitalize on opportunities with transit agencies that are expanding both domestically and in Europe.

The Rail Products and Services gross profit increased by $2,313, or 19.4%, over the prior year quarter. The increase was driven by the volume growth in both Rail Products and Rail Technologies. Segment gross profit margin was reduced by 40 bps as a result of the increased contribution from lower margin Rail Products. Segment profit was $3,479, a $1,431 increase of the prior year quarter. Selling and administrative expenses incurred by the segment as a percent of sales was reduced 130 bps compared to the prior year quarter as the segment continued its focus on cost containment while increasing sales volume.

During the current quarter, the Rail Products and Services segment had an increase in new orders of 2.6% compared to the prior year period. Backlog was $121,481 as of March 31, 2019, an increase of 15.8%, compared to $104,923 as of March 31, 2018. The Company continues to be encouraged by new order activity resulting from the strength in transit system projects expanding globally.

Construction Products

	Three Months Ended March 31,		Increase	Percent Increase
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$37,345	$28,900	$8,445	29.2%
Gross profit	$5,572	$4,032	$1,540	38.2%
Gross profit percentage	14.9%	14.0%	1.0%	6.9%
Segment profit	$834	$18	$816	4,533.3%
Segment profit percentage	2.2%	0.1%	2.2%	3,485.6%

First Quarter 2019 Compared to First Quarter 2018
The Construction Products segment sales increased by $8,445, or 29.2%, compared to the prior year period. The increase was attributable to increases in both Piling and Fabricated Bridge and Precast Concrete Products of $4,871 and $3,574, respectively. Piling was able to recognize the initial phases of delivery during the current quarter attributable to a significant 2018 order, while Fabricated Bridge experienced increased volume within its steel decking and railing product lines. Our Precast Concrete Products business unit was favorably impacted by building sales driven from 2018 order activity.

The Construction Products gross profit increased $1,540, or 38.2%, over the prior year quarter. The increase was primarily attributable to the sales volume growth within Precast Concrete Products and Fabricated Bridge, which lead to favorable production rates, and higher margin product mix during the current quarter. Segment profit increased by $816 over the prior year quarter to 2.2% of net sales. Selling and administrative expenses incurred by the segment increased $725 over the prior year quarter; however, the expenses were reduced by 120 bps as a percentage of segment sales compared to the prior year period.

During the quarter, the Construction Products segment had a decrease in new orders of 8.1% compared to the prior year period, which was primarily related to the Piling division. While there was a reduction in new orders, the segment maintained a strong backlog of $100,988 as of March 31, 2019, a 17.8% increase over the prior year period.

Tubular and Energy Services

	Three Months Ended March 31,		Increase	Percent Increase
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$37,430	$31,384	$6,046	19.3%
Gross profit	$9,353	$6,236	$3,117	50.0%
Gross profit percentage	25.0%	19.9%	5.1%	25.8%
Segment profit	$4,688	$1,885	$2,803	148.7%
Segment profit percentage	12.5%	6.0%	6.5%	108.5%

First Quarter 2019 Compared to First Quarter 2018
Tubular and Energy Services segment sales increased by $6,046, or 19.3%, compared to the prior year period. The increase was due to improvements primarily from Protective Coatings and Measurement Systems when compared to the prior year period. This was additionally supported by strong orders within the midstream market during the current quarter.

Tubular and Energy Services segment gross profit increased $3,117, or 50.0%, which was supported by growth in both business units within the segment. Segment gross profit margin improved by 510 bps over the prior year quarter which was primarily driven by favorable production rates in the 2019 quarter within Protective Coatings and Measurement Systems and sales volume increases within Test, Inspection, and Threading Services. Segment profit increased by $2,803, or 148.7%, over the prior year quarter. While selling and administrative expense increased $384, management was pleased with the segment's cost containment efforts, which reduced expenses by 80 bps as a percentage of sales compared to the prior year period.

The Tubular and Energy Services segment had an increase of 16.2% in new orders compared to the prior year period. Orders for Protective Coatings and Measurement Systems increased by 32.9%, which was partially offset by a reduction in Test, Inspection, and Threading Services of 5.2%. The Company is encouraged with the continued growth of new orders within the segment.

Other
Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	March 31, 2019	December 31, 2018	March 31, 2018
Rail Products and Services	$121,481	$97,447	$104,923
Construction Products	100,988	95,419	85,713
Tubular and Energy Services	27,583	27,552	29,665
Total Backlog	$250,052	$220,418	$220,301

While a considerable portion of our business is backlog-driven, certain product lines within the Rail Products and Services and Tubular and Energy Services segments are not driven by backlog and therefore have insignificant levels throughout the year.

Liquidity and Capital Resources
Total debt was $90,182 and $74,982 as of March 31, 2019 and December 31, 2018, respectively, and was primarily comprised of borrowings under our revolving credit facility. Our need for liquidity relates primarily to working capital requirements for operations, capital expenditures, and debt service obligations.

The change in cash and cash equivalents for the three months ended March 31, 2019 and 2018 is as follows:

	March 31,
	2019	2018
Net cash (used in) provided by operating activities	$(13,546)	$2,591
Net cash used in investing activities	(2,513)	(714)
Net cash provided by (used in) financing activities	14,674	(27,873)
Effect of exchange rate changes on cash and cash equivalents	142	(698)
Net decrease in cash and cash equivalents	$(1,243)	$(26,694)

Cash Flow from Operating Activities
During the three months ended March 31, 2019, cash flows used in operating activities were $13,546 compared to operations providing $2,591 during the prior year period. For the three months ended March 31, 2019, income and adjustments to income from operating activities provided $8,842 compared to $2,701 in the 2018 period. Working capital and other assets and liabilities used $22,388 in the current period compared to $110 in the prior year period. Inventory and accounts receivable increased the use of operating cash flows by $14,417 and $13,176, respectively, compared to the 2018 period, on a sales increase of 22.9% over the same period. During the three months ended March 31, 2019, the Company made a payment of $2,000 under the terms of the concrete tie settlement agreement with Union Pacific Railroad.

The Company’s calculation for days sales outstanding at March 31, 2019 and December 31, 2018 was 50 days, and we believe our receivables portfolio is strong.

Cash Flow from Investing Activities
Capital expenditures for the three months ended March 31, 2019 and 2018 were $2,572 and $723, respectively. The current year expenditures relate to plant expansion and automation integration programs within our Tubular and Energy Services segment as well as general plant and operational improvements throughout the Company. Expenditures for the three months ended March 31, 2018 related to expenditures for general plant and operational improvements. During the three months ended March 31, 2019, the Company received $59 in proceeds from the sale of certain property, plant, and equipment as compared to $9 in the prior year period.

Cash Flow from Financing Activities
During the three months ended March 31, 2019, the Company had an increase in outstanding debt of $15,200, primarily related to the funding of working capital for operations. During the three months ended March 31, 2018, the Company had a decrease in outstanding debt of $27,563, primarily related to payments against the revolving credit facility which was facilitated by the repatriation of $24,693 in excess cash from our international locations. Treasury stock acquisitions represent income tax withholdings from employees in connection with the vesting of restricted stock awards.

Financial Condition
As of March 31, 2019, we had $9,039 in cash and cash equivalents and a domestic credit facility with $105,361 of net availability while we had $90,182 in total debt. We believe this liquidity will provide the flexibility to operate the business in a prudent manner and enable us to continue to service our revolving credit facility.

Our cash management priority continues to be short-term maturities and the preservation of our principal balances. As of March 31, 2019, approximately $8,207 of our cash and cash equivalents was held in non-domestic bank accounts.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017 at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. As of March 31, 2019, the swap asset was $626 compared to $675 as of December 31, 2018.

Subsequent to March 31, 2019, on April 30, 2019, the Company, its domestic subsidiaries, and certain of its Canadian and European subsidiaries (collectively, the “Borrowers”), entered into the Third Amended and Restated Credit Agreement (“Amended Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank, N.A., and BMO Harris Bank, N.A. This Amended Credit Agreement modifies the prior revolving credit facility which had a maximum credit line of $195,000, and extends the maturity date from March 13, 2020 to April 30, 2024. The Amended Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $140,000 with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Amended Credit Agreement’s incremental loan feature permits the Company to increase the available revolving borrowings under the facility by up to an additional

$50,000 and provides for additional term loan borrowings of up to $25,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions.

For a discussion of the terms and availability of the Company's credit facilities, please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements contained in the Quarterly Report on Form 10-Q.

Critical Accounting Policies
The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that, in its opinion, is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to reach opinions regarding estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has reached its opinions regarding the best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. We have updated our lease policies since December 31, 2018, in conjunction with our adoption of Accounting Standards Codification 842, “Leases” (“ASC 842”) as further described in Note 8 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. A summary of the Company’s critical accounting policies and estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include purchase obligations and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2018 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources -Tabular Disclosure of Contractual Obligations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. During the three months ended March 31, 2019, the Company adopted the provisions under ASC 842 on January 1, 2019. As a result of the adoption, operating leases that were previously off-balance sheet arrangements are now recognized as right-of-use assets and liabilities within the Condensed Consolidated Balance Sheets as of March 31, 2019. There were no other material changes to these off-balance sheet arrangements during the current quarter. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
This item is not applicable to a smaller reporting company.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
On January 1, 2019, the Company adopted the standards of Accounting Standards Codification 842, “Leases” (“ASC 842”). The adoption of ASC 842 required the Company to implement changes to our processes related to operating lease recognition and the control activities within them. This included the development of new policies and procedures, ongoing lease review and evaluation processes, and implementation of processes to obtain information responsive to the new disclosure requirements. There were no other changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
(Dollars in thousands, except share data)
Item 1. Legal Proceedings
See Note 14 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
This item is not applicable to a smaller reporting company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended March 31, 2019 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2019 - January 31, 2019	1,011	$18.03	—	$—
February 1, 2019 - February 28, 2019	24,076	17.87	—	—
March 1, 2019 - March 31, 2019	4,361	17.62	—	—
Total	29,448	$17.84	—	$—

(1) Shares withheld by the Company to pay taxes upon vesting of restricted stock awards.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description

10.1
Third Amended and Restated Credit Agreement dated April 30, 2019, between Registrant and PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank, N.A., and BMO Harris Bank, N.A. is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 0-10436, filed on May 2, 2019.

*10.2	2019 Executive Annual Incentive Compensation Plan.

*10.3	Form of Restricted Stock Award Agreement (2019).

*10.4	Long Term Incentive Performance Share Unit Program (2019-2021).

*10.5	Form of Performance Share Unit Award Agreement (2019-2021).

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	May 10, 2019	By: /s/ James P. Maloney
James P. Maloney
Senior Vice President,
Chief Financial Officer, and Treasurer
(Duly Authorized Officer of Registrant)