Form 10-Q
period 2019-06-30
FOSTER L B CO
filed 2019-07-31
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2019
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

As of July 24, 2019, there were 10,587,191 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,001	$10,282
Accounts receivable - net (Note 5)	98,684	86,123
Inventories - net (Note 6)	134,448	124,504
Other current assets	6,990	5,763
Total current assets	252,123	226,672
Property, plant, and equipment - net (Note 7)	84,441	86,857
Operating lease right-of-use assets - net (Note 8)	13,235	—
Other assets:
Goodwill (Note 4)	19,219	19,258
Other intangibles - net (Note 4)	46,437	49,836
Other assets	1,355	626
TOTAL ASSETS	$416,810	$383,249
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$78,538	$78,269
Deferred revenue	8,543	6,619
Accrued payroll and employee benefits	10,538	12,993
Accrued warranty (Note 14)	1,678	2,057
Current portion of accrued settlement (Note 14)	8,000	10,000
Current maturities of long-term debt (Note 9)	3,142	629
Other accrued liabilities	13,126	13,624
Total current liabilities	123,565	124,191
Long-term debt (Note 9)	87,973	74,353
Deferred tax liabilities (Note 15)	4,884	5,287
Long-term portion of accrued settlement (Note 14)	38,000	40,000
Long-term operating lease liabilities (Note 8)	9,901	—
Other long-term liabilities	16,266	17,299
Stockholders' equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at June 30, 2019 and December 31, 2018, 11,115,779; shares outstanding at June 30, 2019 and December 31, 2018, 10,420,092 and 10,366,007, respectively	111	111
Paid-in capital	48,159	48,040
Retained earnings	128,211	114,324
Treasury stock - at cost, 695,687 and 749,772 common stock shares at June 30, 2019 and December 31, 2018, respectively	(16,841)	(18,165)
Accumulated other comprehensive loss	(23,419)	(22,191)
Total stockholders' equity	136,221	122,119
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$416,810	$383,249

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Sales of goods	$160,227	$127,093	$273,310	$218,904
Sales of services	40,706	45,797	78,092	76,440
Total net sales	200,933	172,890	351,402	295,344
Cost of goods sold	132,438	105,297	224,769	180,433
Cost of services sold	31,367	34,530	60,343	59,656
Total cost of sales	163,805	139,827	285,112	240,089
Gross profit	37,128	33,063	66,290	55,255
Selling and administrative expenses	22,855	23,368	44,772	43,826
Amortization expense	1,679	1,775	3,391	3,560
Interest expense - net	1,597	1,630	2,952	3,517
Other (income) expense - net	(252)	128	(402)	(477)
Total expenses	25,879	26,901	50,713	50,426
Income before income taxes	11,249	6,162	15,577	4,829
Income tax expense	1,685	728	2,323	1,253
Net income	$9,564	$5,434	$13,254	$3,576
Basic earnings per common share	$0.92	$0.52	$1.27	$0.35
Diluted earnings per common share	$0.90	$0.52	$1.25	$0.34

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$9,564	$5,434	$13,254	$3,576
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(675)	(2,785)	378	(2,761)
Unrealized (loss) gain on cash flow hedges, net of tax expense of $0 for all periods	(1,132)	298	(1,158)	1,036
Reclassification of pension liability adjustments to earnings, net of tax expense of $0 for all periods*	92	141	185	255
Other comprehensive loss	(1,715)	(2,346)	(595)	(1,470)
Comprehensive income	$7,849	$3,088	$12,659	$2,106

*	Reclassifications out of accumulated other comprehensive loss for pension obligations are charged to selling and administrative expenses.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,254	$3,576
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Deferred income taxes	(401)	(1,395)
Depreciation	5,540	5,882
Amortization	3,391	3,560
Equity in (gain) loss of nonconsolidated investments	(21)	3
(Gain) loss on sales and disposals of property, plant, and equipment	(7)	394
Stock-based compensation	2,034	1,904
Change in operating assets and liabilities:
Accounts receivable	(12,402)	(20,060)
Inventories	(9,842)	(5,251)
Other current assets	(612)	(2,228)
Prepaid income tax	(3,077)	(1,823)
Other noncurrent assets	(490)	460
Accounts payable	895	21,574
Deferred revenue	1,940	2,110
Accrued payroll and employee benefits	(2,487)	(1,831)
Accrued settlement	(4,000)	—
Other current liabilities	(1,933)	1,145
Other long-term liabilities	(1,211)	(118)
Net cash (used in) provided by operating activities	(9,429)	7,902
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	76	2,086
Capital expenditures on property, plant, and equipment	(3,848)	(1,816)
Net cash (used in) provided by investing activities	(3,772)	270
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(97,269)	(99,925)
Proceeds from debt	113,402	68,995
Debt issuance costs	(836)	—
Treasury stock acquisitions	(591)	(310)
Net cash provided by (used in) financing activities	14,706	(31,240)
Effect of exchange rate changes on cash and cash equivalents	214	(1,339)
Net increase (decrease) in cash and cash equivalents	1,719	(24,407)
Cash and cash equivalents at beginning of period	10,282	37,678
Cash and cash equivalents at end of period	$12,001	$13,271
Supplemental disclosure of cash flow information:
Interest paid	$2,492	$3,347
Income taxes paid	$5,395	$3,304

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2019
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2019	$111	$47,400	$118,647	$(17,196)	$(21,704)	$127,258
Net income	—	—	9,564	—	—	9,564
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	92	92
Foreign currency translation adjustment	—	—	—	—	(675)	(675)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(1,132)	(1,132)
Issuance of 15,745 common shares, net of shares withheld for taxes	—	(420)	—	355	—	(65)
Stock-based compensation	—	1,179	—	—	—	1,179
Balance, June 30, 2019	$111	$48,159	$128,211	$(16,841)	$(23,419)	$136,221

	Three Months Ended June 30, 2018
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2018	$111	$45,307	$143,634	$(18,180)	$(16,891)	$153,981
Net income	—	—	5,434	—	—	5,434
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	141	141
Foreign currency translation adjustment	—	—	—	—	(2,785)	(2,785)
Unrealized derivative gain on cash flow hedges	—	—	—	—	298	298
Stock-based compensation	—	822	—	—	—	822
Balance, June 30, 2018	$111	$46,129	$149,068	$(18,180)	$(19,237)	$157,891

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2019
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$111	$48,040	$114,324	$(18,165)	$(22,191)	$122,119
Adjustment to adopt ASU 2018-02	—	—	633	—	(633)	—
Net income	—	—	13,254	—	—	13,254
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	185	185
Foreign currency translation adjustment	—	—	—	—	378	378
Unrealized derivative loss on cash flow hedges	—	—	—	—	(1,158)	(1,158)
Issuance of 54,085 common shares, net of shares withheld for taxes	—	(1,915)	—	1,324	—	(591)
Stock-based compensation	—	2,034	—	—	—	2,034
Balance, June 30, 2019	$111	$48,159	$128,211	$(16,841)	$(23,419)	$136,221

	Six Months Ended June 30, 2018
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$111	$45,017	$145,797	$(18,662)	$(17,767)	$154,496
Adjustment to adopt ASU 2016-16	—	—	(305)	—	—	(305)
Net income	—	—	3,576	—	—	3,576
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	255	255
Foreign currency translation adjustment	—	—	—	—	(2,761)	(2,761)
Unrealized derivative gain on cash flow hedges	—	—	—	—	1,036	1,036
Issuance of 24,769 common shares, net of shares withheld for taxes	—	(792)	—	482	—	(310)
Stock-based compensation	—	1,904	—	—	—	1,904
Balance, June 30, 2018	$111	$46,129	$149,068	$(18,180)	$(19,237)	$157,891

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Financial Statements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals, unless otherwise stated herein) considered necessary for a fair presentation of the financial position of L.B. Foster Company and subsidiaries as of June 30, 2019 and December 31, 2018, its Condensed Consolidated Statements of Operations and its Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2019 and 2018, and its Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software” (“ASU 2018-15”). The ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that qualifies as a service contract. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein with early adoption permitted. The Company is currently evaluating the potential impact of the ASU on its consolidated financial statements.

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

The SEC Disclosure Update and Simplification release announces the SEC's adoption of certain amendments in August 2018. While most of the amendments eliminate outdated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity in the notes to the financial statements or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. As a result, registrants are required to provide the reconciliation for both the comparable quarterly and year-to-date periods in their Quarterly Reports on Form 10-Q but only for the year-to-date periods in registration statements, beginning in the first quarter of 2019. The Company has included the reconciliation of changes in stockholders’ equity as a separate statement.

Note 2. Business Segments
The Company is a leading manufacturer and distributor of products and services for transportation and energy infrastructure with locations in North America and Europe. The Company is organized and operates in three different operating segments: the Rail Products and Services segment, the Construction Products segment, and the Tubular and Energy Services segment. The segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred; (b) whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who makes decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. Operating segments are evaluated on their segment profit contribution to the Company's consolidated results. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis. The Company's segment accounting policies are the same as those described in Note 2. Business Segments of the Notes to the Company's Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year-ended December 31, 2018.

The following table illustrates the Company's revenues and profit from operations by segment for the periods indicated:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products and Services	$101,401	$7,919	$91,884	$5,308
Construction Products	55,406	3,413	42,207	2,857
Tubular and Energy Services	44,126	5,019	38,799	4,545
Total	$200,933	$16,351	$172,890	$12,710

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products and Services	$177,095	$11,398	$154,054	$7,356
Construction Products	92,751	4,247	71,107	2,875
Tubular and Energy Services	81,556	9,707	70,183	6,430
Total	$351,402	$25,352	$295,344	$16,661

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

The following table provides a reconciliation of segment net profit from operations to the Company’s consolidated total:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Profit for reportable segments	$16,351	$12,710	$25,352	$16,661
Interest expense - net	(1,597)	(1,630)	(2,952)	(3,517)
Other income (expense)	252	(128)	402	477
Unallocated corporate expenses and other unallocated charges	(3,757)	(4,790)	(7,225)	(8,792)
Income before income taxes	$11,249	$6,162	$15,577	$4,829

The following table illustrates assets of the Company by segment:

	June 30, 2019	December 31, 2018
Rail Products and Services	$188,924	$175,704
Construction Products	107,025	97,133
Tubular and Energy Services	93,457	90,402
Unallocated corporate assets	27,404	20,010
Total	$416,810	$383,249

Note 3. Revenue
Revenue from products or services provided to customers over time accounted for 24.2% and 23.4% of revenue for the three months ended June 30, 2019 and 2018, respectively, and 25.7% and 24.3% of revenue for the six months ended June 30, 2019 and 2018, respectively. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Revenue recognized over time using an input measure was $34,984 and $29,583 for the three months ended June 30, 2019 and 2018, respectively, and $66,821 and $54,144 for the six months ended June 30, 2019 and 2018, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $13,611 and $10,893 for the three months ended June 30, 2019 and 2018, respectively, and $23,522 and $17,554 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, the Company had contract assets of $37,457 and $26,692, respectively, that were recorded in “Inventories - net” within the Condensed Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, the Company had contract liabilities of $2,162 and $1,505, respectively, that were recorded in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time. Point in time revenue accounted for 75.8% and 76.6% of revenue for the three months ended June 30, 2019 and 2018, respectively, and 74.3% and 75.7% of revenue for the six months ended June 30, 2019 and 2018. The Company recognizes revenue at the point in time at which the customer obtains control of the product or service, which is generally when the product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at its physical location.

The following table summarizes the Company's net sales by major product and service category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rail Products	$67,990	$54,332	$114,196	$90,366
Rail Technologies	33,411	37,552	62,899	63,688
Rail Products and Services	101,401	91,884	177,095	154,054
Piling and Fabricated Bridge	37,588	25,846	61,320	44,707
Precast Concrete Products	17,818	16,361	31,431	26,400
Construction Products	55,406	42,207	92,751	71,107
Test, Inspection, and Threading Services	13,804	15,008	28,528	29,221
Protective Coatings and Measurement Systems	30,322	23,791	53,028	40,962
Tubular and Energy Services	44,126	38,799	81,556	70,183
Total net sales	$200,933	$172,890	$351,402	$295,344

Net sales by the timing of the transfer of goods and services was as follows:

	Three Months Ended June 30, 2019
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$80,701	$38,095	$33,542	$152,338
Over time	20,700	17,311	10,584	48,595
Total net sales	$101,401	$55,406	$44,126	$200,933

	Three Months Ended June 30, 2018
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$69,295	$28,196	$34,923	$132,414
Over time	22,589	14,011	3,876	40,476
Total net sales	$91,884	$42,207	$38,799	$172,890

	Six Months Ended June 30, 2019
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$137,193	$61,190	$62,676	$261,059
Over time	39,902	31,561	18,880	90,343
Total net sales	$177,095	$92,751	$81,556	$351,402

	Six Months Ended June 30, 2018
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$115,166	$47,122	$61,358	$223,646
Over time	38,888	23,985	8,825	71,698
Total net sales	$154,054	$71,107	$70,183	$295,344

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets, included in “Inventories - net”), and billings in excess of costs (contract liabilities, included in “Deferred revenue”) on the Condensed Consolidated Balance Sheets.

Significant changes in contract assets during the six months ended June 30, 2019 resulted from transfers to receivables from contract assets recognized at the beginning of the period of $19,764. Significant changes in contract liabilities during the six months ended June 30, 2019 resulted from increases of $2,016 due to billings in excess of costs, excluding amounts recognized as revenue during the period, and reductions due to revenue recognized during the three months ended June 30, 2019 and 2018 of $318 and $339, respectively, and reductions due to revenue recognized during the six months ended June 30, 2019 and 2018 of $1,266 and $740, respectively, that was included in the contract liability at the beginning of each period.

As of June 30, 2019, the Company had approximately $209,324 of remaining performance obligations, which is also referred to as backlog. Approximately 11.2% of the June 30, 2019 backlog was related to projects that are anticipated to extend beyond June 30, 2020.
Note 4. Goodwill and Other Intangible Assets
The following table presents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance as of December 31, 2018	$14,111	$5,147	$—	$19,258
Foreign currency translation impact	(39)	—	—	(39)
Balance as of June 30, 2019	$14,072	$5,147	$—	$19,219

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. No interim goodwill impairment test was required in connection with the evaluation of qualitative factors as of June 30, 2019.

The components of the Company’s intangible assets were as follows:

	June 30, 2019
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$1,245	$(1,082)	$163
Patents	10	374	(179)	195
Customer relationships	18	37,093	(12,561)	24,532
Trademarks and trade names	15	8,478	(3,883)	4,595
Technology	14	35,631	(18,679)	16,952
		$82,821	$(36,384)	$46,437

	December 31, 2018
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$1,372	$(1,046)	$326
Patents	10	358	(165)	193
Customer relationships	18	37,129	(11,388)	25,741
Trademarks and trade names	15	8,481	(3,416)	5,065
Technology	14	35,640	(17,129)	18,511
		$82,980	$(33,144)	$49,836

Intangible assets are amortized over their useful lives, which range from 4 to 25 years, with a total weighted average amortization period of approximately 15 years as of June 30, 2019. Amortization expense was $1,679 and $1,775 for the three months ended June 30, 2019 and 2018, respectively, and $3,391 and $3,560 for the six months ended June 30, 2019 and 2018, respectively. During the three and six months ended June 30, 2019, certain fully amortized intangible assets related to non-compete agreements of $124 were eliminated from gross intangible assets and accumulated amortization.

As of June 30, 2019, estimated amortization expense for the remainder of 2019 and thereafter was as follows:

Amortization Expense
Remainder of 2019	$3,215
2020	5,856
2021	5,821
2022	5,738
2023	5,242
2024 and thereafter	20,565
$46,437

Note 5. Accounts Receivable
Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable as of June 30, 2019 and December 31, 2018 have been reduced by an allowance for doubtful accounts of $1,357 and $932, respectively. Changes in reserves for uncollectable accounts, which are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations, resulted in expense of $4 and income of $473 for the three months ended June 30, 2019 and 2018, respectively, and expense of $104 and income of $719 for the six months ended June 30, 2019 and 2018, respectively.

Note 6. Inventory
Inventories as of June 30, 2019 and December 31, 2018 are summarized in the following table:

	June 30, 2019	December 31, 2018
Finished goods	$71,182	$69,041
Contract assets	37,457	26,692
Work-in-process	5,594	6,940
Raw materials	20,215	21,831
Inventories - net	$134,448	$124,504

Inventories of the Company are valued at average cost or net realizable value, whichever is lower.
Note 7. Property, Plant, and Equipment
Property, plant, and equipment as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Land	$12,443	$12,440
Improvements to land and leaseholds	17,580	17,610
Buildings	36,474	34,608
Machinery and equipment, including equipment under finance leases	122,596	120,914
Construction in progress	2,692	3,083
Gross property, plant, and equipment	191,785	188,655
Less accumulated depreciation and amortization, including accumulated amortization of finance leases	(107,344)	(101,798)
Property, plant, and equipment - net	$84,441	$86,857

Depreciation expense was $2,768 and $2,938 for the three months ended June 30, 2019 and 2018, respectively, and $5,540 and $5,882 for the six months ended June 30, 2019 and 2018, respectively.

We review our property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no impairments of property, plant, and equipment during the six months ended June 30, 2019 and 2018.
Note 8. Leases
On January 1, 2019, the Company adopted ASU 2016-02 and all the related amendments using the modified retrospective approach, which resulted in an increase in assets of $13,585 and an increase in current and long-term liabilities of $3,322 and $10,263, respectively. This adoption did not affect our results of operations, cash flows, or our compliance with the covenants of the Amended and Restated Credit Agreement dated March 13, 2015, and as amended by the Second Amendment dated November 7, 2016, or the covenants of the Third Amended and Restated Credit Agreement dated April 30, 2019.

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

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments. We use the implicit rate when readily determinable. The operating lease right-of-use asset also includes indirect costs incurred and lease payments made prior to the commencement date, less any lease incentives received. Our lease terms may include options to extend or terminate the lease and will be recognized when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of June 30, 2019, our leases had remaining lease terms of 1 to 13 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year. As of June 30, 2019, the Company’s operating leases had a weighted average remaining lease term of 6 years and a weighted average discount rate of 4.9%. As of June 30, 2019, the Company’s finance leases had a weighted average remaining lease term of 1 year and a weighted average discount rate of 4.3%.

The balance sheet component of the Company's leases were as follows as of June 30, 2019:

June 30, 2019
Operating leases
Operating lease right-of-use assets	$13,235
Other current liabilities	$3,334
Long-term operating lease liabilities	9,901
Total operating lease liabilities	$13,235
Finance leases
Property, plant, and equipment	$3,626
Accumulated amortization	(2,834)
Property, plant, and equipment - net	$792
Current maturities of long-term debt	$642
Long-term debt	150
Total finance lease liabilities	$792

The components of lease expense within the Company's statements of operations were as follows for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Finance lease cost:
Amortization of finance leases	$179	$357
Interest on lease liabilities	12	21
Operating lease cost	914	1,830
Sublease income	(9)	(18)
Total lease cost	$1,096	$2,190

The cash flow components of the Company's leases were as follows for the six months ended June 30, 2019:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,156)
Financing cash flows from finance leases	(378)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,480

As of June 30, 2019, estimated annual maturities of lease liabilities remaining for the year ending December 31, 2019 and thereafter were as follows:

	Operating Leases	Finance Leases
Remaining 2019	$2,147	$357
2020	3,412	407
2021	2,518	88
2022	1,909	12
2023	1,521	—
2024 and thereafter	4,418	—
Total undiscounted lease payments	15,925	864
Interest	(2,690)	(72)
Total	$13,235	$792

Note 9. Long-term Debt and Related Matters
North America
Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
Revolving credit facility	$65,323	$74,008
Term loan	25,000	—
Capital leases and financing agreements	792	974
Total	91,115	74,982
Less current maturities	(3,142)	(629)
Long-term portion	$87,973	$74,353

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

The Company’s and the domestic, Canadian, and United Kingdom guarantors’ (the “Guarantors”) obligations under the Amended Credit Agreement are secured by the grant of a security interest by the Borrowers and Guarantors in substantially all of the personal property owned by such entities. Additionally, the equity interests in each of the loan parties, other than the Company, and the equity interests held by each loan party in their domestic subsidiaries, have been pledged to the lenders as collateral for the lending obligations.

Borrowings under the Amended Credit Agreement bear interest at rates based upon either the base rate or Euro-rate plus applicable margins. Applicable margins are dictated by the ratio of the Company’s total net indebtedness to the Company’s consolidated EBITDA for four trailing quarters, as defined in the Amended Credit Agreement. The base rate is the highest of (a) the Overnight Bank Funding Rate plus 50 basis points, (b) the Prime Rate, or (c) the Daily Euro-rate plus 100 basis points (each as defined in the Amended Credit Agreement). The base rate and Euro-rate spreads range from 25 to 125 basis points and 125 to 225 basis points, respectively.

The Amended Credit Agreement includes three financial covenants: (a) Maximum Gross Leverage Ratio, defined as the Company’s consolidated Indebtedness divided by the Company’s consolidated EBITDA, which must not exceed (i) 3.25 to 1.00 for all testing periods other than during an Acquisition Period, as defined in the Amended Credit Agreement, and (ii) 3.50 to 1.00 for all testing periods occurring during an Acquisition Period; (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company's consolidated EBITDA divided by the Company's Fixed Charges, as defined in the Amended Credit Agreement, which must be less than 1.25 to 1.00; and (c) Minimum Working Capital to Revolving Facility Usage Ratio, defined as the sum of the inventory and accounts receivable of the Borrowers and certain other Guarantors divided by the Revolving Facility Usage, as defined in the Amended Credit Agreement, which must be less than 1.40 to 1.00.

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

As of June 30, 2019, L.B. Foster was in compliance with the Amended Credit Agreement’s covenants.

As of June 30, 2019, the Company had outstanding letters of credit of approximately $836 and had net available borrowing capacity of $73,841. The maturity date of the facility is April 30, 2024.

On April 29, 2019, the credit facility with NatWest Bank for the Company's United Kingdom operations was terminated.
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

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of June 30, 2019, the interest rate swaps were recorded within “Other accrued liabilities.”

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$16	$16	$—	$—	$16	$16	$—	$—
Interest rate swaps	—	—	—	—	675	—	675	—
Total assets	$16	$16	$—	$—	$691	$16	$675	$—
Interest rate swaps	$506	$—	$506	$—	$—	$—	$—	$—
Total liabilities	$506	$—	$506	$—	$—	$—	$—	$—

The interest rate swaps are accounted for as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate of our debt. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheets and included in “Interest expense - net” in our Condensed Consolidated Statements of Operations as the interest expense from our debt is recognized. For the three months ended June 30, 2019 and 2018, we recognized interest income of $56 and $1, respectively, and for the six months ended June 30, 2019 and 2018, we recognized interest income of $121 and interest expense of $34, respectively, from interest rate swaps.

In accordance with the provisions of ASC 820, “Fair Value Measurement,” the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis.
Note 11. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per common share:
Net income	$9,564	$5,434	$13,254	$3,576
Denominator:
Weighted average shares outstanding	10,420	10,365	10,399	10,358
Denominator for basic earnings per common share	10,420	10,365	10,399	10,358
Effect of dilutive securities:
Stock compensation plans	222	119	199	119
Dilutive potential common shares	222	119	199	119
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding	10,642	10,484	10,598	10,477
Basic earnings per common share	$0.92	$0.52	$1.27	$0.35
Diluted earnings per common share	$0.90	$0.52	$1.25	$0.34

Note 12. Stock-based Compensation
The Company applies the provisions of ASC 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service periods. The Company recorded stock compensation expense related to restricted stock awards and performance share units of $1,179 and $822 for the three months ended June 30, 2019 and 2018, respectively, and $2,034 and $1,904 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, unrecognized compensation expense for unvested awards approximated $6,293. The Company will recognize this expense over the upcoming 3.8 years through April 2023.

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

In February 2019, the Compensation Committee approved the 2019 Performance Share Unit Program and the Executive Annual Incentive Compensation Plan (consisting of cash and equity components). The Compensation Committee also certified the actual Company performance achievement in the 2016 Performance Share Unit Program, which actual performance resulted in no payout relative to the 2016 Performance Share Unit Program target performance metrics.

The following table summarizes the restricted stock awards, deferred stock units, and performance share units activity for the six months ended June 30, 2019:

	Restricted Stock	Deferred Stock Units	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	191,825	41,774	300,373	$18.61
Granted	62,125	12,304	89,092	18.63
Vested	(86,851)	—	—	19.50
Adjustment for incentive awards not expected to vest	—	—	(6,667)	9.90
Outstanding as of June 30, 2019	167,099	54,078	382,798	$18.61

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

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost	$162	$155	$324	$311
Expected return on plan assets	(180)	(213)	(360)	(427)
Recognized net actuarial loss	31	24	63	48
Net periodic pension cost (income)	$13	$(34)	$27	$(68)

For the six months ended June 30, 2019, the Company contributed approximately $550 to its United States defined benefit pension plan and expects no additional contributions during the remainder of 2019.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost	$54	$52	$108	$104
Expected return on plan assets	(61)	(71)	(122)	(142)
Amortization of prior service costs and transition amount	11	5	22	10
Recognized net actuarial loss	53	49	106	98
Net periodic pension cost	$57	$35	$114	$70

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates contributions of approximately $249 to the United Kingdom pension plan during 2019. For the six months ended June 30, 2019, the Company contributed approximately $127 to the plan.

Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$680	$770	$1,230	$1,314
Canada	34	34	72	68
United Kingdom	118	98	225	214
	$832	$902	$1,527	$1,596

Note 14. Commitments and Contingent Liabilities
Product Liability Claims
The Company is subject to product warranty claims that arise in the ordinary course of its business. For certain manufactured products, the Company maintains a product warranty accrual, which is adjusted on a monthly basis as a percentage of cost of sales. In addition, the product warranty accrual is adjusted periodically based on the identification or resolution of known individual product warranty claims.

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2018	$2,057
Additions to warranty liability	349
Warranty liability utilized	(728)
Balance as of June 30, 2019	$1,678

Union Pacific Railroad (“UPRR”) Concrete Tie Matter
On March 13, 2019, the Company and its subsidiary, CXT Incorporated (“CXT”) entered into a Settlement Agreement (the “Settlement Agreement”) with UPRR to resolve the pending litigation in the matter of Union Pacific Railroad Company v. L.B. Foster Company and CXT Incorporated, Case No. CI 15-564, in the District Court for Douglas County, Nebraska.

Under the Settlement Agreement, the Company and CXT will pay UPRR the aggregate amount of $50,000 without pre-judgment interest, which began with a $2,000 immediate payment, and with the remaining $48,000 paid in installments over a six-year period commencing on the effective date of the Settlement Agreement through December 2024 pursuant to a Promissory Note. Additionally, commencing in January 2019 and through December 2024, UPRR agreed to purchase from the Company and its subsidiaries and affiliates, a cumulative total amount of $48,000 of products and services, targeting $8,000 of annual purchases per year beginning March 13, 2019 per letters of intent under the Settlement Agreement. The Settlement Agreement also includes a mutual release of all claims and liability regarding or relating to all CXT pre-stressed concrete railroad ties with no admission of liability and dismissal of the litigation with prejudice.

The expected payments under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2019 and thereafter are as follows:

Year Ending December 31,
Remainder of 2019	$6,000
2020	8,000
2021	8,000
2022	8,000
2023	8,000
2024	8,000
Total	$46,000

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.

On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. By letter dated March 16, 2018, the EPA informed the Company of the proposed schedule for consent decree negotiations to implement the Portland Harbor Superfund Site Record of Decision, with negotiations scheduled to commence by the end of 2019, and the EPA also set a proposed deadline of June 2019 to conclude negotiations with PRPs for the performance of remedial design work in the harbor. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion, respectively. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, a private allocation process among numerous PRPs in a working group is ongoing. We cannot predict the ultimate impact of these proceedings because of the large number of PRPs involved throughout the harbor site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company.

As of June 30, 2019 and December 31, 2018, the Company maintained environmental reserves approximating $6,078 and $6,128, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance as of December 31, 2018	$6,128
Additions to environmental obligations	3
Environmental obligations utilized	(53)
Balance as of June 30, 2019	$6,078

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity as of June 30, 2019.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment as of June 30, 2019, no such disclosures were considered necessary.

Note 15. Income Taxes
For the three months ended June 30, 2019 and 2018, the Company recorded an income tax provision of $1,685 and $728 on pre-tax income of $11,249 and $6,162, respectively, for an effective income tax rate of 15.0% and 11.8%, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded an income tax provision of $2,323 and $1,253 on pre-tax income of $15,577 and $4,829, respectively, for an effective income tax rate of 14.9% and 25.9%, respectively. The Company's effective tax rate for the three and six months ended June 30, 2019 differed from the federal statutory rate of 21% primarily due to the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance. The Company continued to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year. Changes in pre-tax income projections and the mix of income across jurisdictions could also impact the effective income tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide management's current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations; the outcome of litigation and product warranty claims; decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: environmental matters, including any costs associated with any remediation and monitoring; a resumption of the economic slowdown we experienced in previous years in the markets we serve; the risk of doing business in international markets; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses and realize anticipated benefits; costs of and impacts associated with shareholder activism; a decrease in freight or passenger rail traffic; the timeliness and availability of materials from our major suppliers as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers' concerns about conflict minerals; labor disputes; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact these amounts; foreign currency fluctuations; inflation; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s pending exit from the European Union, including the possibility of a “no-deal Brexit;” sustained declines in energy prices; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018, or as updated and amended by Item 1A “Risk Factors,” in Part II of our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

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

Results of the Quarter

	Three Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018
Net Sales:
Rail Products and Services	$101,401	$91,884	10.4%	50.5%	53.1%
Construction Products	55,406	42,207	31.3	27.6	24.4
Tubular and Energy Services	44,126	38,799	13.7	21.9	22.5
Total net sales	$200,933	$172,890	16.2%	100.0%	100.0%

	Three Months Ended June 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Three Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018
Gross Profit:
Rail Products and Services	$18,930	$16,393	15.5%	18.7%	17.8%
Construction Products	7,895	7,042	12.1	14.2	16.7
Tubular and Energy Services	10,303	9,628	7.0	23.3	24.8
Total gross profit	$37,128	$33,063	12.3%	18.5%	19.1%

	Three Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018
Expenses:
Selling and administrative expenses	$22,855	$23,368	(2.2)%	11.4%	13.5%
Amortization expense	1,679	1,775	(5.4)	0.8	1.0
Interest expense - net	1,597	1,630	(2.0)	0.8	0.9
Other (income) expense - net	(252)	128	**	(0.1)	0.1
Total expenses	$25,879	$26,901	(3.8)%	12.9%	15.6%
Income before income taxes	$11,249	$6,162	82.6%	5.6%	3.6%
Income tax expense	1,685	728	131.5	0.8	0.4
Net income	$9,564	$5,434	76.0%	4.8%	3.1%

** Results of the calculation are not considered meaningful for presentation purposes.

Second Quarter 2019 Compared to Second Quarter 2018 – Company Analysis
Net sales of $200,933 for the three months ended June 30, 2019 increased by $28,043, or 16.2%, compared to the prior year quarter. The change was attributable to increases within each of our three segments. Construction Products sales increased by 31.3%, Tubular and Energy Services sales increased by 13.7%, and Rail Products and Services sales increased by 10.4%.

Gross profit increased by $4,065 compared to the prior year quarter to $37,128 for the three months ended June 30, 2019. Gross profit margin for the three months ended June 30, 2019 was 18.5%, or 60 basis points (“bps”) lower than the prior year quarter. The decrease in gross profit margin was primarily due to reductions of 250 bps and 150 bps within Construction Products and Tubular and Energy Services, respectively. The decreases were partially offset by an increase in gross profit margin of 90 bps within Rail Products and Services.

Selling and administrative expenses decreased by $513, or 2.2%, compared to the prior year quarter. The reduction was primarily driven by decreases in legal expenses of $2,007 related to the Union Pacific Railroad concrete tie litigation, which was partially offset by an increase of an aggregate of $1,288 related to third-party services, bad debt, and insurance expenses. As a percent of sales, selling and administrative expenses declined 210 bps compared to the prior year period.

The Company’s effective income tax rate for the three months ended June 30, 2019 was 15.0%, compared to 11.8% in the prior year quarter. For the three months ended June 30, 2019, the Company recorded a tax provision of $1,685, compared to $728 in the three months ended June 30, 2018. The Company's effective tax rate for the three months ended June 30, 2019 differed from the federal statutory rate of 21% primarily due to the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance.

Net income for the second quarter of 2019 was $9,564, or $0.90 per diluted share, compared to $5,434, or $0.52 per diluted share, in the prior year quarter.

Results of Operations – Segment Analysis
Rail Products and Services

	Three Months Ended June 30,		Increase	Percent Increase
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$101,401	$91,884	$9,517	10.4%
Gross profit	$18,930	$16,393	$2,537	15.5%
Gross profit percentage	18.7%	17.8%	0.9%	4.6%
Segment profit	$7,919	$5,308	$2,611	49.2%
Segment profit percentage	7.8%	5.8%	2.0%	35.2%

Second Quarter 2019 Compared to Second Quarter 2018
The Rail Products and Services segment sales increased by $9,517, or 10.4%, compared to the prior year quarter. The sales growth was driven by volume in our Rail Products business resulting in an increase of $13,658 primarily from our new rail, insulated joint, and domestic transit products. The increase was partially offset by a reduction of $4,141 in our Rail Technologies business, primarily attributable to reduced activity levels from the London Crossrail project as it nears completion.

The Rail Products and Services gross profit increased by $2,537, or 15.5%, over the prior year quarter. The increase was driven by volume growth in our Rail Products business. Segment gross profit margin grew by 90 bps as a result of the increased product mix contribution from our higher margin manufactured and service based offerings. Segment profit was $7,919, a $2,611 increase over the prior year quarter. Selling and administrative expenses incurred by the segment were flat to the prior year quarter and as a percent of sales were reduced 110 bps as the segment continued its focus on cost containment while increasing sales volume.

During the current quarter, the Rail Products and Services segment had a decrease in new orders of 32.9% compared to the prior year period. The decrease was primarily related to activity within our new rail distribution products.

Construction Products

	Three Months Ended June 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$55,406	$42,207	$13,199	31.3%
Gross profit	$7,895	$7,042	$853	12.1%
Gross profit percentage	14.2%	16.7%	(2.5)%	(14.6)%
Segment profit	$3,413	$2,857	$556	19.5%
Segment profit percentage	6.2%	6.8%	(0.6)%	(9.0)%

Second Quarter 2019 Compared to Second Quarter 2018
The Construction Products segment sales increased by $13,199, or 31.3%, compared to the prior year quarter. The growth was attributable to volume increases in both Piling and Fabricated Bridge and Precast Concrete Products resulting in sales increases of $11,742 and $1,457, respectively. Piling continued product fulfillment during the current quarter attributable to a significant 2018 order, while Fabricated Bridge experienced increased volume within its steel decking and railing product lines. Our Precast Concrete Products business unit was favorably impacted by concrete building sales driven from municipalities while demand from federal and state agencies declined.

The Construction Products gross profit increased $853, or 12.1%, over the prior year quarter. The increase was primarily attributable to the sales volume growth within our Piling division and was partially offset by a reduction in Precast Concrete Products. Segment profit increased by $556 over the prior year quarter to 6.2% of net sales. Selling and administrative expenses incurred by the segment increased by $300 over the prior year quarter; however, the expenses were reduced by 180 bps as a percentage of segment sales compared to the prior year quarter.

During the quarter, the Construction Products segment had an increase in new orders of 13.0% compared to the prior year quarter, which was primarily related to the Piling and Precast Concrete Products divisions.

Tubular and Energy Services

	Three Months Ended June 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$44,126	$38,799	$5,327	13.7%
Gross profit	$10,303	$9,628	$675	7.0%
Gross profit percentage	23.3%	24.8%	(1.5)%	(5.9)%
Segment profit	$5,019	$4,545	$474	10.4%
Segment profit percentage	11.4%	11.7%	(0.3)%	(2.9)%

Second Quarter 2019 Compared to Second Quarter 2018
Tubular and Energy Services segment sales increased by $5,327, or 13.7%, compared to the prior year period. The increase was due to improvements primarily from Protective Coatings and Measurement Systems when compared to the prior year quarter. This was additionally supported by strong orders within the midstream market during the current quarter.

Tubular and Energy Services segment gross profit increased by $675, or 7.0%, which was supported by the sales growth in Protective Coatings and Measurement Systems. Segment gross profit margin decreased by 150 bps over the prior year quarter which was primarily driven by reduced volume within the Test, Inspection, and Threading Services business. Segment profit increased by $474, or 10.4%, over the prior year quarter. Selling and administrative expense increased by $754, which included a bad debt charge of $381 during the second quarter of 2019.

The Tubular and Energy Services segment had an increase of 31.5% in new orders compared to the prior year quarter. Orders for Protective Coatings and Measurement Systems increased by 68.4%, which was partially offset by a reduction in Test, Inspection, and Threading Services of 10.3%. The Company is encouraged with the continued growth of new orders within the segment, specifically related to the midstream market.

Six Month Results

	Six Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Six Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018
Net Sales:
Rail Products and Services	$177,095	$154,054	15.0%	50.4%	52.2%
Construction Products	92,751	71,107	30.4	26.4	24.1
Tubular and Energy Services	81,556	70,183	16.2	23.2	23.7
Total net sales	$351,402	$295,344	19.0%	100.0%	100.0%

	Six Months Ended June 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Six Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018
Gross Profit:
Rail Products and Services	$33,167	$28,317	17.1%	18.7%	18.4%
Construction Products	13,467	11,074	21.6	14.5	15.6
Tubular and Energy Services	19,656	15,864	23.9	24.1	22.6
Total gross profit	$66,290	$55,255	20.0%	18.9%	18.7%

	Six Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Six Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018
Expenses:
Selling and administrative expenses	$44,772	$43,826	2.2%	12.7%	14.8%
Amortization expense	3,391	3,560	(4.7)	1.0	1.2
Interest expense	2,952	3,517	(16.1)	0.8	1.2
Other income - net	(402)	(477)	15.7	(0.1)	(0.2)
Total expenses	$50,713	$50,426	0.6%	14.4%	17.1%
Income before income taxes	$15,577	$4,829	222.6%	4.4%	1.6%
Income tax expense	2,323	1,253	85.4	0.7	0.4
Net income	$13,254	$3,576	**	3.8%	1.2%

** Results of the calculation are not considered meaningful for presentation purposes.

First Six Months 2019 Compared to First Six Months 2018 – Company Analysis
Net sales of $351,402 for the six months ended June 30, 2019 increased by $56,058, or 19.0%, compared to the prior year period. The change was attributable to increases within each of our three segments. Construction Products sales increased by 30.4%, Tubular and Energy Services sales increased by 16.2%, and Rail Products and Services sales increased by 15.0%.

Gross profit increased by $11,035 compared to the prior year period to $66,290 for the six months ended June 30, 2019. Gross profit margin for the six months ended June 30, 2019 was 18.9%, or 20 bps higher than the prior year period. The rise in gross profit margin was primarily due to increases of 150 bps and 30 bps within Tubular and Energy Services and Rail Products and Services, respectively. The increase was partially offset by a decrease in gross profit margin of 110 bps within the Construction Products segment.

Selling and administrative expenses increased by $946 or 2.2% from the prior year. The escalation was primarily driven by increases in personnel-related expenses of $1,544, third-party services of $1,099, and bad debt of $823. The increase was partially offset by a reduction in legal expenses related to the Union Pacific Railroad concrete tie litigation of $3,467. As a percent of sales, selling and administrative expenses declined by 210 bps compared to the prior year period.

Interest expense, net of interest income, decreased by $565, or 16.1%, as a result of the reduction in outstanding debt compared to the prior year period.

The Company’s effective income tax rate for the six months ended June 30, 2019 was 14.9%, compared to 25.9% in the prior year period. For the six months ended June 30, 2019, the Company recorded a tax provision of $2,323, compared to $1,253 in the six months ended June 30, 2018. The Company's effective tax rate for the six months ended June 30, 2019 differed from the federal statutory rate of 21% primarily due to the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance.

Net income for the six months ended June 30, 2018 was $13,254, or $1.25 per diluted share, compared to $3,576, or $0.34 per diluted share, in the prior year period.

Results of Operations – Segment Analysis
Rail Products and Services

	Six Months Ended June 30,		Increase	Percent Increase
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$177,095	$154,054	$23,041	15.0%
Gross profit	$33,167	$28,317	$4,850	17.1%
Gross profit percentage	18.7%	18.4%	0.3%	1.9%
Segment profit	$11,398	$7,356	$4,042	54.9%
Segment profit percentage	6.4%	4.8%	1.6%	34.8%

First Six Months 2019 Compared to First Six Months 2018
The Rail Products and Services segment sales increased by $23,041, or 15.0%, compared to the prior year period. The sales growth was driven by our Rail Products business unit which increased by $23,830. The Rail Products growth was primarily attributable to North American new rail distribution volume and, to a lesser extent, transit and insulated joint products. Partially offsetting the increase was a decline in sales within the European transit market as we approach the completion of the London Crossrail project.

The Rail Products and Services gross profit increased by $4,850, or 17.1%, over the prior year period. The increase was driven by volume growth in Rail Products. Segment gross profit margin increased by 30 bps as a result of the increased contribution from higher margin product mix within Rail Products. Segment profit was $11,398, a $4,042 increase compared to the prior year period. Selling and administrative expenses incurred by the segment as a percent of sales was reduced 150 bps compared to the prior year period as the segment continued its focus on cost containment while increasing sales volume.

During the current year, the Rail Products and Services segment had a decrease in new orders of 16.9% compared to the prior year period. Backlog was $94,026 as of June 30, 2019, a decrease of 25.9%, compared to $126,856 as of June 30, 2018. The decreases were primarily related to activity within our new rail distribution products.

Construction Products

	Six Months Ended June 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$92,751	$71,107	$21,644	30.4%
Gross profit	$13,467	$11,074	$2,393	21.6%
Gross profit percentage	14.5%	15.6%	(1.1)%	(6.8)%
Segment profit	$4,247	$2,875	$1,372	47.7%
Segment profit percentage	4.6%	4.0%	0.6%	13.2%

First Six Months 2019 Compared to First Six Months 2018
The Construction Products segment sales increased by $21,644, or 30.4%, compared to the prior year period. The increase was attributable to growth within each of the businesses with the segment. Piling sales volume increased considerably during the current year as a significant 2018 order is fulfilled, while Fabricated Bridge experienced increased sales volume within its steel decking and railing product lines which resulted in an increase of $16,613. Our Precast Concrete Products business unit was favorably impacted by concrete building sales driven from municipalities.

The Construction Products gross profit increased $2,393, or 21.6%, over the prior year period. The increase was primarily attributable to the sales volume growth in both business units within the segment. Segment profit increased by $1,372 over the prior year period to 4.6% of net sales. Selling and administrative expenses incurred by the segment increased $1,025 over the prior year quarter; however, the expenses as a percentage of segment sales were reduced by 160 bps compared to the prior year period.

During the first half of 2019, the Construction Products segment had an increase in new orders of 1.7% compared to the prior year period, which was primarily related to Precast Concrete Products. The increase in new orders helped to provide the segment a strong backlog of $89,239 as of June 30, 2019, an 8.3% increase over the prior year period.

Tubular and Energy Services

	Six Months Ended June 30,		Increase	Percent Increase
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net Sales	$81,556	$70,183	$11,373	16.2%
Gross profit	$19,656	$15,864	$3,792	23.9%
Gross profit percentage	24.1%	22.6%	1.5%	6.6%
Segment profit	$9,707	$6,430	$3,277	51.0%
Segment profit percentage	11.9%	9.2%	2.7%	29.9%

First Six Months 2019 Compared to First Six Months 2018
Tubular and Energy Services segment sales increased by $11,373, or 16.2%, compared to the prior year period. The increase was due to significant growth from Protective Coatings and Measurement Systems when compared to the prior year period. This was additionally supported by strong orders within the midstream market during the current year.

Tubular and Energy Services segment gross profit increased $3,792, or 23.9%, which was supported by the sales growth in Protective Coatings and Measurement Systems. Segment gross profit margin improved by 150 bps over the prior year period which was primarily driven by volume and favorable production rates in the 2019 period within Protective Coatings and Measurement Systems. Segment profit increased by $3,277, or 51.0%, over the prior year period. While selling and administrative expense increased by $1,179, management was pleased with the segment's cost containment efforts, which, as a percentage of sales, remained flat compared to the prior year period.

The Tubular and Energy Services segment had an increase of 23.6% in new orders compared to the prior year period. Orders for Protective Coatings and Measurement Systems increased by 49.5%, which was partially offset by a reduction in Test, Inspection, and Threading Services of 7.7%. The increased order activity resulted in a backlog as of June 30, 2019 of $26,059, an 18.5% increase when compared to the prior year.

Other
Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	June 30, 2019	December 31, 2018	June 30, 2018
Rail Products and Services	$94,026	$97,447	$126,856
Construction Products	89,239	95,419	82,405
Tubular and Energy Services	26,059	27,552	21,991
Total backlog	$209,324	$220,418	$231,252

While a considerable portion of our business is backlog-driven, certain product lines within the Rail Products and Services and Tubular and Energy Services segments are not driven by backlog.

Liquidity and Capital Resources
Total debt was $91,115 and $74,982 as of June 30, 2019 and December 31, 2018, respectively, and was primarily comprised of borrowings under our revolving credit facility. Our need for liquidity relates primarily to working capital requirements for operations, capital expenditures, and debt service obligations.

The change in cash and cash equivalents for the six months ended June 30, 2019 and 2018 is as follows:

	June 30,
	2019	2018
Net cash (used in) provided by operating activities	$(9,429)	$7,902
Net cash (used in) provided by investing activities	(3,772)	270
Net cash provided by (used in) financing activities	14,706	(31,240)
Effect of exchange rate changes on cash and cash equivalents	214	(1,339)
Net increase (decrease) in cash and cash equivalents	$1,719	$(24,407)

Cash Flow from Operating Activities
During the six months ended June 30, 2019, cash flows used in operating activities were $9,429 compared to operations providing $7,902 during the prior year period. For the six months ended June 30, 2019, income and adjustments to income from operating activities provided $23,790 compared to $13,924 in the 2018 period. Working capital and other assets and liabilities used $33,219 in the current period compared to $6,022 in the prior year period. During the six months ended June 30, 2019, the Company made payments totaling $4,000 under the terms of the concrete tie settlement agreement with Union Pacific Railroad.

The Company’s calculation for days sales outstanding at June 30, 2019 and December 31, 2018 was 50 days, and we believe our receivables portfolio is strong.

Cash Flow from Investing Activities
Capital expenditures for the six months ended June 30, 2019 and 2018 were $3,848 and $1,816, respectively. The current year expenditures relate to plant expansion and automation integration programs within our Tubular and Energy Services segment as well as general plant and operational improvements throughout the Company. Expenditures for the six months ended June 30, 2018 related to expenditures for general plant and operational improvements. During the six months ended June 30, 2019, the Company received $76 in proceeds from the sale of certain property, plant, and equipment as compared to $2,086 in the prior year period.

Cash Flow from Financing Activities
During the six months ended June 30, 2019, the Company had an increase in outstanding debt of $16,133, primarily related to the funding of working capital for operations. During the six months ended June 30, 2018, the Company had a decrease in outstanding debt of $30,930, primarily related to payments against the revolving credit facility which was facilitated by the repatriation of $24,693 in excess cash from our international locations. Treasury stock acquisitions represent income tax withholdings from employees in connection with the vesting of restricted stock awards.

Financial Condition
As of June 30, 2019, we had $12,001 in cash and cash equivalents and a domestic credit facility with $73,841 of net availability while we had $91,115 in total debt. We believe this liquidity will provide the flexibility to operate the business in a prudent manner and enable us to continue to service our revolving credit facility.

Our cash management priority continues to be short-term maturities and the preservation of our principal balances. As of June 30, 2019, approximately $10,532 of our cash and cash equivalents was held in non-domestic bank accounts.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017 at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. As of June 30, 2019, the swap liability was $506 compared to an asset of $675 as of December 31, 2018.

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

Critical Accounting Policies
The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that, in its opinion, is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to reach opinions regarding estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has reached its opinions regarding the best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. We have updated our lease policies since December 31, 2018, in conjunction with our adoption of Accounting Standards Codification 842, “Leases” (“ASC 842”) as further described in Note 8 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. A summary of the Company’s critical accounting policies and estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Policies and Estimates in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include purchase obligations and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2018 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources -Tabular Disclosure of Contractual Obligations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. On January 1, 2019, the Company adopted the provisions under ASC 842. As a result of the adoption, operating leases that were previously off-balance sheet arrangements are now recognized as right-of-use assets and liabilities within the Condensed Consolidated Balance Sheets. There were no other material changes to these off-balance sheet arrangements during the current quarter. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
This item is not applicable to a smaller reporting company.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
On January 1, 2019, the Company adopted the standards of Accounting Standards Codification 842, “Leases” (“ASC 842”). The adoption of ASC 842 required the Company to implement changes to our processes related to operating lease recognition and the control activities within them. This included the development of new policies and procedures, ongoing lease review and evaluation processes, and implementation of processes to obtain information responsive to the new disclosure requirements. There were no other changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended June 30, 2019 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2019 - April 30, 2019	3,184	$19.63	—	$—
May 1, 2019 - May 31, 2019	134	24.59	—	—
June 1, 2019 - June 30, 2019	—	—	—	—
Total	3,318	$19.83	—	$—

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

*10.2	Form of Restricted Stock Agreement for Non-Employee Directors under the 2006 Omnibus Incentive Plan.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	July 31, 2019	By: /s/ James P. Maloney
James P. Maloney
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer of Registrant)