Form 10-Q
period 2019-09-30
FOSTER L B CO
filed 2019-10-30
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2019
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

As of October 23, 2019, there were 10,579,259 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,374	$10,282
Accounts receivable - net (Note 5)	85,039	86,123
Inventories - net (Note 6)	128,741	124,504
Other current assets	6,326	5,763
Total current assets	235,480	226,672
Property, plant, and equipment - net (Note 7)	82,793	86,857
Operating lease right-of-use assets - net (Note 8)	13,234	—
Other assets:
Goodwill (Note 4)	18,930	19,258
Other intangibles - net (Note 4)	44,555	49,836
Other assets	1,295	626
TOTAL ASSETS	$396,287	$383,249
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$73,246	$78,269
Deferred revenue	8,710	6,619
Accrued payroll and employee benefits	12,407	12,993
Accrued warranty (Note 14)	1,222	2,057
Current portion of accrued settlement (Note 14)	8,000	10,000
Current maturities of long-term debt (Note 9)	2,978	629
Other accrued liabilities	14,153	13,624
Total current liabilities	120,716	124,191
Long-term debt (Note 9)	70,021	74,353
Deferred tax liabilities (Note 15)	4,668	5,287
Long-term portion of accrued settlement (Note 14)	36,000	40,000
Long-term operating lease liabilities (Note 8)	10,103	—
Other long-term liabilities	16,104	17,299
Stockholders' equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at September 30, 2019 and December 31, 2018, 11,115,779; shares outstanding at September 30, 2019 and December 31, 2018, 10,420,635 and 10,366,007, respectively	111	111
Paid-in capital	49,014	48,040
Retained earnings	131,275	114,324
Treasury stock - at cost, 695,144 and 749,772 common stock shares at September 30, 2019 and December 31, 2018, respectively	(16,829)	(18,165)
Accumulated other comprehensive loss	(24,896)	(22,191)
Total stockholders' equity	138,675	122,119
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$396,287	$383,249

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Sales of goods	$119,256	$120,272	$392,566	$339,176
Sales of services	35,020	46,822	113,112	123,262
Total net sales	154,276	167,094	505,678	462,438
Cost of goods sold	97,663	99,045	322,432	279,478
Cost of services sold	28,921	36,746	89,264	96,402
Total cost of sales	126,584	135,791	411,696	375,880
Gross profit	27,692	31,303	93,982	86,558
Selling and administrative expenses	22,264	21,662	67,036	65,488
Amortization expense	1,655	1,762	5,046	5,322
Interest expense - net	1,079	1,296	4,031	4,813
Other (income) expense - net	(421)	157	(823)	(320)
Total expenses	24,577	24,877	75,290	75,303
Income before income taxes	3,115	6,426	18,692	11,255
Income tax expense	51	18	2,374	1,271
Net income	$3,064	$6,408	$16,318	$9,984
Basic earnings per common share	$0.29	$0.62	$1.57	$0.96
Diluted earnings per common share	$0.29	$0.61	$1.53	$0.95

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$3,064	$6,408	$16,318	$9,984
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,416)	(371)	(1,038)	(3,132)
Unrealized (loss) gain on cash flow hedges, net of tax expense of $0 for all periods	(151)	207	(1,309)	1,243
Reclassification of pension liability adjustments to earnings, net of tax expense of $0 for all periods*	90	137	275	392
Other comprehensive loss	(1,477)	(27)	(2,072)	(1,497)
Comprehensive income	$1,587	$6,381	$14,246	$8,487

*	Reclassifications out of accumulated other comprehensive loss for pension obligations are charged to selling and administrative expenses.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,318	$9,984
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	(541)	(1,477)
Depreciation	8,295	8,685
Amortization	5,046	5,322
Equity in (income) loss of nonconsolidated investments	(29)	7
(Gain) loss on sales and disposals of property, plant, and equipment	(4)	498
Stock-based compensation	2,910	2,838
Change in operating assets and liabilities:
Accounts receivable	910	(10,634)
Inventories	(4,957)	(12,960)
Other current assets	480	(1,160)
Prepaid income tax	(4,042)	(3,025)
Other noncurrent assets	(425)	1,132
Accounts payable	(4,193)	19,604
Deferred revenue	2,143	2,278
Accrued payroll and employee benefits	(574)	(778)
Accrued settlement	(6,000)	—
Other current liabilities	(1,041)	2,287
Other long-term liabilities	(1,013)	(176)
Net cash provided by operating activities	13,283	22,425
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	253	2,267
Capital expenditures on property, plant, and equipment	(5,037)	(3,196)
Proceeds from sale of equity method investment	—	3,875
Repayment of revolving line of credit from equity method investment	—	1,235
Net cash (used in) provided by investing activities	(4,784)	4,181
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(156,944)	(153,089)
Proceeds from debt	154,961	99,592
Debt issuance costs	(836)	—
Treasury stock acquisitions	(600)	(316)
Net cash used in financing activities	(3,419)	(53,813)
Effect of exchange rate changes on cash and cash equivalents	12	(885)
Net increase (decrease) in cash and cash equivalents	5,092	(28,092)
Cash and cash equivalents at beginning of period	10,282	37,678
Cash and cash equivalents at end of period	$15,374	$9,586
Supplemental disclosure of cash flow information:
Interest paid	$3,599	$4,468
Income taxes paid	$6,176	$4,077

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30, 2019
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, June 30, 2019	$111	$48,159	$128,211	$(16,841)	$(23,419)	$136,221
Net income	—	—	3,064	—	—	3,064
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	90	90
Foreign currency translation adjustment	—	—	—	—	(1,416)	(1,416)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(151)	(151)
Issuance of 543 common shares, net of shares withheld for taxes	—	(21)	—	12	—	(9)
Stock-based compensation	—	876	—	—	—	876
Balance, September 30, 2019	$111	$49,014	$131,275	$(16,829)	$(24,896)	$138,675

	Three Months Ended September 30, 2018
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, June 30, 2018	$111	$46,129	$149,068	$(18,180)	$(19,237)	$157,891
Net income	—	—	6,408	—	—	6,408
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	137	137
Foreign currency translation adjustment	—	—	—	—	(371)	(371)
Unrealized derivative gain on cash flow hedges	—	—	—	—	207	207
Issuance of 662 common shares, net of shares withheld for taxes	—	(21)	—	15	—	(6)
Stock-based compensation	—	934	—	—	—	934
Balance, September 30, 2018	$111	$47,042	$155,476	$(18,165)	$(19,264)	$165,200

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2019
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, December 31, 2018	$111	$48,040	$114,324	$(18,165)	$(22,191)	$122,119
Adjustment to adopt ASU 2018-02	—	—	633	—	(633)	—
Net income	—	—	16,318	—	—	16,318
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	275	275
Foreign currency translation adjustment	—	—	—	—	(1,038)	(1,038)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(1,309)	(1,309)
Issuance of 54,628 common shares, net of shares withheld for taxes	—	(1,936)	—	1,336	—	(600)
Stock-based compensation	—	2,910	—	—	—	2,910
Balance, September 30, 2019	$111	$49,014	$131,275	$(16,829)	$(24,896)	$138,675

	Nine Months Ended September 30, 2018
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, December 31, 2017	$111	$45,017	$145,797	$(18,662)	$(17,767)	$154,496
Adjustment to adopt ASU 2016-16	—	—	(305)	—	—	(305)
Net income	—	—	9,984	—	—	9,984
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	392	392
Foreign currency translation adjustment	—	—	—	—	(3,132)	(3,132)
Unrealized derivative gain on cash flow hedges	—	—	—	—	1,243	1,243
Issuance of 25,431 common shares, net of shares withheld for taxes	—	(813)	—	497	—	(316)
Stock-based compensation	—	2,838	—	—	—	2,838
Balance, September 30, 2018	$111	$47,042	$155,476	$(18,165)	$(19,264)	$165,200

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Financial Statements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals, unless otherwise stated herein) considered necessary for a fair presentation of the financial position of L.B. Foster Company and subsidiaries as of September 30, 2019 and December 31, 2018, its Condensed Consolidated Statements of Operations and its Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2019 and 2018, and its Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software” (“ASU 2018-15”). The ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that qualifies as a service contract. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein with early adoption permitted. The Company is currently evaluating the potential impact of the ASU on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to trade receivables, other receivables, and most debt instruments. The CECL model does not have a minimum threshold for recognition of impairment losses, and entities will need to measure expected credit losses on assets that have a low risk of loss. This guidance is required to be adopted by the Company beginning in fiscal year 2020. Management is currently evaluating the potential impact of these changes on the Company’s consolidated financial statements, including accounting policies, processes, and systems.

Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new accounting requirements include the accounting for, presentation of, and classification of leases. The guidance resulted in most leases being capitalized as a right-of-use asset with a related balance sheet liability. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted the provisions of ASU 2016-02 on January 1, 2019, using the modified retrospective approach as of the beginning of the period of adoption. Additionally, the Company has elected to apply the practical expedients for leases that commenced prior to the effective date, not to apply the recognition requirements in the standard to short-term leases, and not to separate non-lease components from lease components. The Company has presented the disclosures required by ASU 2016-02 in Note 8.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income; Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows companies to reclassify stranded tax effects caused by the U.S. Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings. The amendments eliminate the stranded tax effects resulting from the Tax Act and improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The Company adopted ASU 2018-02 during the first quarter of 2019 and has chosen to record the reclassification as of the beginning of the period of adoption. As a result of adopting this standard, we reclassified stranded tax effects of $633 from “Accumulated other comprehensive loss” to “Retained earnings.”

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

The following table illustrates the Company's revenues and profit from operations by segment for the periods indicated:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products and Services	$67,741	$3,417	$84,517	$5,299
Construction Products	47,175	1,848	41,534	1,603
Tubular and Energy Services	39,360	2,230	41,043	4,274
Total	$154,276	$7,495	$167,094	$11,176

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products and Services	$244,836	$14,815	$238,571	$12,655
Construction Products	139,926	6,095	112,641	4,478
Tubular and Energy Services	120,916	11,937	111,226	10,704
Total	$505,678	$32,847	$462,438	$27,837

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

The following table provides a reconciliation of segment net profit from operations to the Company’s consolidated total:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Profit for reportable segments	$7,495	$11,176	$32,847	$27,837
Interest expense - net	(1,079)	(1,296)	(4,031)	(4,813)
Other income (expense) - net	421	(157)	823	320
Unallocated corporate expenses and other unallocated charges	(3,722)	(3,297)	(10,947)	(12,089)
Income before income taxes	$3,115	$6,426	$18,692	$11,255

The following table illustrates assets of the Company by segment:

	September 30, 2019	December 31, 2018
Rail Products and Services	$181,694	$175,704
Construction Products	99,997	97,133
Tubular and Energy Services	86,531	90,402
Unallocated corporate assets	28,065	20,010
Total	$396,287	$383,249

Note 3. Revenue
Revenue from products or services provided to customers over time accounted for 33.4% and 26.8% of revenue for the three months ended September 30, 2019 and 2018, respectively, and 28.1% and 25.2% of revenue for the nine months ended September 30, 2019 and 2018, respectively. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Revenue recognized over time using an input measure was $37,488 and $33,225 for the three months ended September 30, 2019 and 2018, respectively, and $104,309 and $87,369 for the nine months ended September 30, 2019 and 2018, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $14,031 and $11,510 for the three months ended September 30, 2019 and 2018, respectively, and $37,553 and $29,064 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, the Company had contract assets of $34,792 and $26,692, respectively, that were recorded in “Inventories - net” within the Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, the Company had contract liabilities of $3,343 and $1,505, respectively, that were recorded in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time. Point in time revenue accounted for 66.6% and 73.2% of revenue for the three months ended September 30, 2019 and 2018, respectively, and 71.9% and 74.8% of revenue for the nine months ended September 30, 2019 and 2018, respectively. The Company recognizes revenue at the point in time at which the customer obtains control of the product or service, which is generally when the product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at a physical location.

The following table summarizes the Company's net sales by major product and service category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rail Products	$39,224	$49,234	$153,420	$139,600
Rail Technologies	28,517	35,283	91,416	98,971
Rail Products and Services	67,741	84,517	244,836	238,571
Piling and Fabricated Bridge	28,703	26,798	90,023	71,505
Precast Concrete Products	18,472	14,736	49,903	41,136
Construction Products	47,175	41,534	139,926	112,641
Test, Inspection, and Threading Services	12,249	15,296	40,777	44,517
Protective Coatings and Measurement Systems	27,111	25,747	80,139	66,709
Tubular and Energy Services	39,360	41,043	120,916	111,226
Total net sales	$154,276	$167,094	$505,678	$462,438

Net sales by the timing of the transfer of products and services was as follows:

	Three Months Ended September 30, 2019
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$46,712	$29,375	$26,670	$102,757
Over time	21,029	17,800	12,690	51,519
Total net sales	$67,741	$47,175	$39,360	$154,276

	Three Months Ended September 30, 2018
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$61,426	$27,459	$33,474	$122,359
Over time	23,091	14,075	7,569	44,735
Total net sales	$84,517	$41,534	$41,043	$167,094

	Nine Months Ended September 30, 2019
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$183,905	$90,565	$89,346	$363,816
Over time	60,931	49,361	31,570	141,862
Total net sales	$244,836	$139,926	$120,916	$505,678

	Nine Months Ended September 30, 2018
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$176,592	$74,581	$94,832	$346,005
Over time	61,979	38,060	16,394	116,433
Total net sales	$238,571	$112,641	$111,226	$462,438

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets, included in “Inventories - net”), and billings in excess of costs (contract liabilities, included in “Deferred revenue”) on the Condensed Consolidated Balance Sheets.

Significant changes in contract assets during the nine months ended September 30, 2019 resulted from transfers to receivables from contract assets recognized at the beginning of the period of $22,320. Significant changes in contract liabilities during the nine months ended September 30, 2019 resulted from increases of $3,100 due to billings in excess of costs, excluding amounts recognized as revenue during the period. Contract liabilities were reduced due to revenue recognized during the three months ended September 30, 2019 and 2018 of $194 and $406, respectively, and reduced due to revenue recognized during the nine months ended September 30, 2019 and 2018 of $1,460 and $1,146, respectively, that were included in the contract liabilities at the beginning of each period.

As of September 30, 2019, the Company had approximately $194,083 of remaining performance obligations, which is also referred to as backlog. Approximately 7.7% of the September 30, 2019 backlog was related to projects that are anticipated to extend beyond September 30, 2020.
Note 4. Goodwill and Other Intangible Assets
The following table presents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance as of December 31, 2018	$14,111	$5,147	$—	$19,258
Foreign currency translation impact	(328)	—	—	(328)
Balance as of September 30, 2019	$13,783	$5,147	$—	$18,930

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. No interim goodwill impairment test was required in connection with the evaluation of qualitative factors as of September 30, 2019.

The components of the Company’s intangible assets were as follows:

	September 30, 2019
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$1,227	$(1,140)	$87
Patents	10	369	(181)	188
Customer relationships	18	36,807	(13,021)	23,786
Trademarks and trade names	16	7,732	(3,382)	4,350
Technology	14	35,551	(19,407)	16,144
		$81,686	$(37,131)	$44,555

	December 31, 2018
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$1,372	$(1,046)	$326
Patents	10	358	(165)	193
Customer relationships	18	37,129	(11,388)	25,741
Trademarks and trade names	15	8,481	(3,416)	5,065
Technology	14	35,640	(17,129)	18,511
		$82,980	$(33,144)	$49,836

Intangible assets are amortized over their useful lives, which range from 4 to 25 years, with a total weighted average amortization period of approximately 15 years as of September 30, 2019. Amortization expense was $1,655 and $1,762 for the three months ended September 30, 2019 and 2018, respectively, and $5,046 and $5,322 for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, gross intangible assets and accumulated amortization were reduced as a result of the full amortization of certain intangible assets related to non-compete agreements of $124 and trademarks and trade names of $723.

As of September 30, 2019, estimated amortization expense for the remainder of 2019 and thereafter was as follows:

Amortization Expense
Remainder of 2019	$1,525
2020	5,815
2021	5,781
2022	5,698
2023	5,211
2024 and thereafter	20,525
$44,555

Note 5. Accounts Receivable
Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable as of September 30, 2019 and December 31, 2018 have been reduced by an allowance for doubtful accounts of $1,152 and $932, respectively. Changes in reserves for uncollectable accounts, which are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations, resulted in income of $96 and $267 for the three months ended September 30, 2019 and 2018, respectively, and expense of $8 and income of $986 for the nine months ended September 30, 2019 and 2018, respectively.

Note 6. Inventory
Inventories as of September 30, 2019 and December 31, 2018 are summarized in the following table:

	September 30, 2019	December 31, 2018
Finished goods	$69,563	$69,041
Contract assets	34,792	26,692
Work-in-process	3,427	6,940
Raw materials	20,959	21,831
Inventories - net	$128,741	$124,504

Inventories of the Company are valued at average cost or net realizable value, whichever is lower.
Note 7. Property, Plant, and Equipment
Property, plant, and equipment as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Land	$12,370	$12,440
Improvements to land and leaseholds	17,280	17,610
Buildings	35,914	34,608
Machinery and equipment, including equipment under finance leases	123,139	120,914
Construction in progress	1,333	3,083
Gross property, plant, and equipment	190,036	188,655
Less accumulated depreciation and amortization, including accumulated amortization of finance leases	(107,243)	(101,798)
Property, plant, and equipment - net	$82,793	$86,857

Depreciation expense was $2,755 and $2,803 for the three months ended September 30, 2019 and 2018, respectively, and $8,295 and $8,685 for the nine months ended September 30, 2019 and 2018, respectively.

We review our property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no impairments of property, plant, and equipment during the nine months ended September 30, 2019 and 2018.
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

We have lease agreements with lease and non-lease components that we account for as a single lease component. Also, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities.

Finance lease and lessor accounting recognition has remained substantially unchanged under ASU 2016-02. The adoption of ASU 2016-02 had no impact on the Company's balance sheet, results of operations, or cash flows for finance leases.

The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of September 30, 2019, our leases had remaining lease terms of 1 to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year. As of September 30, 2019, the Company’s operating leases had a weighted average remaining lease term of 6 years and a weighted average discount rate of 5.0%. As of September 30, 2019, the Company’s finance leases had a weighted average remaining lease term of 2 years and a weighted average discount rate of 4.3%.

The balance sheet components of the Company's leases were as follows as of September 30, 2019:

September 30, 2019
Operating leases
Operating lease right-of-use assets	$13,234
Other current liabilities	$3,131
Long-term operating lease liabilities	10,103
Total operating lease liabilities	$13,234
Finance leases
Property, plant, and equipment	$3,448
Accumulated amortization	(2,828)
Property, plant, and equipment - net	$620
Current maturities of long-term debt	$478
Long-term debt	142
Total finance lease liabilities	$620

The components of lease expense within the Company's statements of operations were as follows for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Finance lease cost:
Amortization of finance leases	$182	$539
Interest on lease liabilities	16	37
Operating lease cost	992	2,822
Sublease income	—	(18)
Total lease cost	$1,190	$3,380

The cash flow components of the Company's leases were as follows for the nine months ended September 30, 2019:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,287)
Financing cash flows from finance leases	(539)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$2,459

As of September 30, 2019, estimated annual maturities of lease liabilities remaining for the year ending December 31, 2019 and thereafter were as follows:

	Operating Leases	Finance Leases
Remaining 2019	$1,072	$179
2020	3,438	424
2021	2,434	105
2022	2,148	52
2023	1,671	—
2024 and thereafter	5,054	—
Total undiscounted lease payments	15,817	760
Interest	(2,583)	(140)
Total	$13,234	$620

Note 9. Long-term Debt and Related Matters
Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
Revolving credit facility	$48,004	$74,008
Term loan	24,375	—
Finance leases and financing agreements	620	974
Total	72,999	74,982
Less current maturities	(2,978)	(629)
Long-term portion	$70,021	$74,353

On April 30, 2019, the Company, its domestic subsidiaries, and certain of its Canadian and European subsidiaries (collectively, the “Borrowers”), entered into the Third Amended and Restated Credit Agreement (“Amended Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank, N.A., and BMO Harris Bank, N.A. This Amended Credit Agreement modifies the prior revolving credit facility, which had a maximum credit line of $195,000 and extends the maturity date from March 13, 2020 to April 30, 2024. The Amended Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $140,000 with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Amended Credit Agreement’s incremental loan feature permits the Company to increase the available revolving borrowings under the facility by up to an additional $50,000 and provides for additional term loan borrowings of up to $25,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions.

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

As of September 30, 2019, L.B. Foster was in compliance with the covenants in the Amended Credit Agreement.

As of September 30, 2019, the Company had outstanding letters of credit of approximately $836 and had net available borrowing capacity of $91,160. The maturity date of the facility is April 30, 2024.

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

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of September 30, 2019, the interest rate swaps were recorded within “Other accrued liabilities.”

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$17	$17	$—	$—	$16	$16	$—	$—
Interest rate swaps	—	—	—	—	675	—	675	—
Total assets	$17	$17	$—	$—	$691	$16	$675	$—
Interest rate swaps	$657	$—	$657	$—	$—	$—	$—	$—
Total liabilities	$657	$—	$657	$—	$—	$—	$—	$—

The interest rate swaps are accounted for as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate of our debt. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheets and included in “Interest expense - net” in our Condensed Consolidated Statements of Operations as the interest expense from our debt is recognized. For the three months ended September 30, 2019 and 2018, we recognized interest income of $21 and $18, respectively, and for the nine months ended September 30, 2019 and 2018, we recognized interest income of $142 and interest expense of $16, respectively, from interest rate swaps.

In accordance with the provisions of the FASB's Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement,” the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis.
Note 11. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per common share:
Net income	$3,064	$6,408	$16,318	$9,984
Denominator:
Weighted average shares outstanding	10,420	10,365	10,406	10,361
Denominator for basic earnings per common share	10,420	10,365	10,406	10,361
Effect of dilutive securities:
Stock compensation plans	254	124	225	120
Dilutive potential common shares	254	124	225	120
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding	10,674	10,489	10,631	10,481
Basic earnings per common share	$0.29	$0.62	$1.57	$0.96
Diluted earnings per common share	$0.29	$0.61	$1.53	$0.95

Note 12. Stock-based Compensation
The Company applies the provisions of ASC 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service periods. The Company recorded stock compensation expense related to restricted stock awards and performance share units of $876 and $934 for the three months ended September 30, 2019 and 2018, respectively, and $2,910 and $2,838 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, unrecognized compensation expense for unvested awards approximated $5,063. The Company will recognize this expense over the upcoming 3.5 years through April 2023.

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

The following table summarizes the restricted stock awards, deferred stock units, and performance share units activity for the nine months ended September 30, 2019:

	Restricted Stock	Deferred Stock Units	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	191,825	41,774	300,373	$18.61
Granted	62,125	12,304	89,092	18.63
Vested	(87,782)	—	—	19.51
Adjustment for incentive awards not expected to vest	—	—	(15,015)	19.26
Cancelled and forfeited	(6,500)	—	—	20.11
Outstanding as of September 30, 2019	159,668	54,078	374,450	$18.58

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

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost	$162	$155	$486	$466
Expected return on plan assets	(180)	(213)	(540)	(640)
Recognized net actuarial loss	31	24	94	72
Net periodic pension cost (income)	$13	$(34)	$40	$(102)

During the nine months ended September 30, 2019, the Company contributed approximately $550 to its United States defined benefit pension plan and expects no additional contributions during the remainder of 2019.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost	$53	$51	$159	$153
Expected return on plan assets	(60)	(70)	(180)	(210)
Amortization of prior service costs and transition amount	10	5	30	15
Recognized net actuarial loss	52	48	156	144
Net periodic pension cost	$55	$34	$165	$102

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates contributions of approximately $241 to the United Kingdom pension plan during 2019. For the nine months ended September 30, 2019, the Company contributed approximately $187 to the plan.

Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$656	$766	$1,887	$2,080
Canada	29	23	102	91
United Kingdom	103	114	328	328
	$788	$903	$2,317	$2,499

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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2018	$2,057
Additions to warranty liability	515
Warranty liability utilized	(1,350)
Balance as of September 30, 2019	$1,222

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

The expected payments under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2019 and thereafter are as follows:

Year Ending December 31,
Remainder of 2019	$4,000
2020	8,000
2021	8,000
2022	8,000
2023	8,000
2024	8,000
Total	$44,000

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.

On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. By letter dated March 16, 2018, the EPA informed the Company of the proposed schedule for consent decree negotiations to implement the Portland Harbor Superfund Site Record of Decision, with negotiations scheduled to commence by the end of 2019, and the EPA also set a proposed deadline of June 2019 to conclude negotiations with PRPs for the performance of remedial design work in the harbor. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion, respectively, and the remedial work is expected to take as long as 13 years to complete. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing. We cannot predict the ultimate impact of these proceedings because of the large number of PRPs involved throughout the harbor site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company.

As of September 30, 2019 and December 31, 2018, the Company maintained environmental reserves approximating $6,058 and $6,128, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance as of December 31, 2018	$6,128
Additions to environmental obligations	3
Environmental obligations utilized	(73)
Balance as of September 30, 2019	$6,058

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity as of September 30, 2019.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment as of September 30, 2019, no such disclosures were considered necessary.
Note 15. Income Taxes
For the three months ended September 30, 2019 and 2018, the Company recorded an income tax provision of $51 and $18 on pre-tax income of $3,115 and $6,426, respectively, for an effective income tax rate of 1.6% and 0.3%, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded an income tax provision of $2,374 and $1,271 on pre-tax income of $18,692 and $11,255, respectively, for an effective income tax rate of 12.7% and 11.3%, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2019 differed from the federal statutory rate of 21% primarily due to the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance. The Company continued to maintain a full valuation allowance against its U.S. deferred tax assets, which is likely to result in significant variability of the effective tax rate in the current year. Changes in pre-tax income projections and the mix of income across jurisdictions could also impact the effective income tax rate.
Note 16. Subsequent Events
On October 29, 2019, the Company announced to certain union and non-union employees at our CXT Concrete Buildings facility, located in Spokane, Washington, the intent to relocate the pre-fabricated concrete buildings manufacturing operation to Boise, Idaho. This move is part of an initiative focusing on regional growth opportunities and logistical savings associated with fabricating product in a more centralized location closer to the Company’s existing and prospective customer base. The Company expects to cease pre-fabricated building operations in Spokane, Washington, and commence operations in Boise, Idaho, in the first quarter of 2020.

As a result of this relocation, the Company expects to incur certain exit and disposal charges consisting of severance, relocation, and employee retention expense, as well as site clean-up and facility restoration expense, totaling approximately $1,000 to $1,500 in its Construction Products operating segment. The approximate expense resulting from this relocation could change materially as a result of certain factors such as employee acceptances of the severance packages offered and unknown or unforeseen costs as part of winding up operations at the Spokane, Washington fabrication facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide management's current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management's current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations; decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: a resumption of the economic slowdown we experienced in previous years in the markets we serve; a decrease in freight or passenger rail traffic; environmental matters, including any costs associated with any remediation and monitoring; the risk of doing business in international markets; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses and realize anticipated benefits; costs of and impacts associated with shareholder activism; the timeliness and availability of materials from our major suppliers as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers' concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, “hacking,” and identity theft, a failure of which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses or an adverse effect to our reputation; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact these amounts; foreign currency fluctuations; inflation; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s pending exit from the European Union, including the possibility of a “no-deal Brexit;” sustained declines in energy prices; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2018, or as updated and amended by Item 1A “Risk Factors,” in Part II of our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

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

Results of the Quarter

	Three Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018
Net Sales:
Rail Products and Services	$67,741	$84,517	(19.8)%	43.9%	50.6%
Construction Products	47,175	41,534	13.6	30.6	24.9
Tubular and Energy Services	39,360	41,043	(4.1)	25.5	24.5
Total net sales	$154,276	$167,094	(7.7)%	100.0%	100.0%

	Three Months Ended September 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Three Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018
Gross Profit:
Rail Products and Services	$14,480	$16,416	(11.8)%	21.4%	19.4%
Construction Products	6,097	5,770	5.7	12.9	13.9
Tubular and Energy Services	7,115	9,117	(22.0)	18.1	22.2
Total gross profit	$27,692	$31,303	(11.5)%	17.9%	18.7%

	Three Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018
Expenses:
Selling and administrative expenses	$22,264	$21,662	2.8%	14.4%	13.0%
Amortization expense	1,655	1,762	(6.1)	1.1	1.1
Interest expense - net	1,079	1,296	(16.7)	0.7	0.8
Other (income) expense - net	(421)	157	**	(0.3)	0.1
Total expenses	$24,577	$24,877	(1.2)%	15.9%	14.9%
Income before income taxes	$3,115	$6,426	(51.5)%	2.0%	3.8%
Income tax expense	51	18	183.3	0.0	0.0
Net income	$3,064	$6,408	(52.2)%	2.0%	3.8%

** Results of the calculation are not considered meaningful for presentation purposes.

Third Quarter 2019 Compared to Third Quarter 2018 – Company Analysis
Net sales of $154,276 for the three months ended September 30, 2019 decreased by $12,818, or 7.7%, compared to the prior year quarter. The decline was attributable to reductions within our Rail Products and Services segment of 19.8% and our Tubular and Energy Services segment of 4.1%. These declines were partially offset by Construction Products sales increasing by 13.6%.

Gross profit decreased by $3,611 compared to the prior year quarter to $27,692 for the three months ended September 30, 2019. Gross profit margin for the three months ended September 30, 2019 was 17.9%, or 80 basis points (“bps”), lower than the prior year quarter. The decrease in gross profit margin was primarily due to reductions of 410 bps and 100 bps within Tubular and Energy Services and Construction Products, respectively. The decreases were partially offset by an increase in gross profit margin of 200 bps within Rail Products and Services.

Selling and administrative expenses increased by $602, or 2.8%, compared to the prior year quarter. The rise in expense was primarily driven by increases in third-party services and personnel-related expenses of $771, rental expense of $180, and bad debt expense of $171 when compared to the prior year quarter. The increase was partially offset by decreases in legal expenses of $597 related to the Union Pacific Railroad concrete tie litigation. As a percent of sales, selling and administrative expenses increased 140 bps compared to the prior year quarter.

The Company’s effective income tax rate for the three months ended September 30, 2019 was 1.6%, compared to 0.3% in the prior year quarter. For the three months ended September 30, 2019, the Company recorded a tax provision of $51, compared to $18 in the three months ended September 30, 2018. The Company's effective tax rate for the three months ended September 30, 2019 differed from the federal statutory rate of 21% primarily due to the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance.

Net income for the third quarter of 2019 was $3,064, or $0.29 per diluted share, compared to $6,408, or $0.61 per diluted share, in the prior year quarter.

Results of Operations – Segment Analysis
Rail Products and Services

	Three Months Ended September 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$67,741	$84,517	$(16,776)	(19.8)%
Gross profit	$14,480	$16,416	$(1,936)	(11.8)%
Gross profit percentage	21.4%	19.4%	2.0%	10.1%
Segment profit	$3,417	$5,299	$(1,882)	(35.5)%
Segment profit percentage	5.0%	6.3%	(1.3)%	(19.5)%

Third Quarter 2019 Compared to Third Quarter 2018
The Rail Products and Services segment sales decreased by $16,776, or 19.8%, compared to the prior year quarter. The sales decline was driven by volume in our Rail Products business resulting in a decrease of $10,010, primarily from our new rail and concrete tie products due to the timing of transit projects. Partially offsetting the decline within Rail Products were sales increases in our insulated joint offerings. Also contributing to the segment sales decline was a reduction of $6,766 in our Rail Technologies business, primarily attributable to reduced service activity levels from the London Crossrail project as it nears completion.

The Rail Products and Services gross profit decreased by $1,936, or 11.8%, from the prior year quarter. The decrease was primarily driven by the volume decline in our Rail Products business, which had lower new rail shipments, and our Rail Technologies business, which had a reduction in services provided for the London Crossrail project. Segment gross profit margin grew by 200 bps as a result of the increased product mix contribution from our higher margin manufactured and service-based offerings. Segment profit was $3,417, a $1,882 decline over the prior year quarter. Selling, general, and administrative expenses incurred by the segment were flat to the prior year quarter.

During the current quarter, the Rail Products and Services segment had a decrease in new orders of 3.0% compared to the prior year period. The decrease was primarily related to activity within our global transit projects and concrete tie products.

Construction Products

	Three Months Ended September 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$47,175	$41,534	$5,641	13.6%
Gross profit	$6,097	$5,770	$327	5.7%
Gross profit percentage	12.9%	13.9%	(1.0)%	(7.0)%
Segment profit	$1,848	$1,603	$245	15.3%
Segment profit percentage	3.9%	3.9%	—%	1.5%

Third Quarter 2019 Compared to Third Quarter 2018
The Construction Products segment sales increased by $5,641, or 13.6%, compared to the prior year quarter. The growth was attributable to volume increases in both Precast Concrete Products and Piling and Fabricated Bridge, resulting in sales increases of $3,736 and $1,905, respectively. Our Precast Concrete Products business unit was favorably impacted by concrete building sales and installations as well as increased demand in septic tank and reinforced earth panel offerings. Piling continued product fulfillment during the current quarter, attributable to the Port Everglades project, while Fabricated Bridge experienced increased volume within its steel decking and railing product lines.

The Construction Products gross profit increased by $327, or 5.7%, over the prior year quarter. The increase was primarily attributable to the sales volume growth and manufacturing efficiencies within our Precast Concrete Products division and volume and favorable product mix within Fabricated Bridge. The increase was partially offset by a reduction in Piling gross profit. Segment profit increased by $245 over the prior year quarter to 3.9% of net sales. Selling and administrative expenses incurred by the segment were flat over the prior year quarter; however, the expenses were reduced by 110 bps as a percentage of segment sales compared to the prior year quarter.

During the quarter, the Construction Products segment had a decrease in new orders of 38.7% compared to the prior year quarter, which was primarily related to the Port Everglades project that was booked in the prior year quarter within Piling and, to a lesser extent, Precast Concrete Products division.

Tubular and Energy Services

	Three Months Ended September 30,		Decrease	Percent Decrease
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$39,360	$41,043	$(1,683)	(4.1)%
Gross profit	$7,115	$9,117	$(2,002)	(22.0)%
Gross profit percentage	18.1%	22.2%	(4.1)%	(18.6)%
Segment profit	$2,230	$4,274	$(2,044)	(47.8)%
Segment profit percentage	5.7%	10.4%	(4.7)%	(45.6)%

Third Quarter 2019 Compared to Third Quarter 2018
Tubular and Energy Services segment sales decreased by $1,683, or 4.1%, compared to the prior year period. The decrease was primarily due to weakened conditions in the served upstream market that reduced drilling activity in the U.S. and negatively impacted demand for our testing and inspection services. The decline was partially offset by increases within our midstream products and services.

Tubular and Energy Services segment gross profit decreased by $2,002, or 22.0%, which was primarily attributable to the reduced volumes within our Test, Inspection, and Threading Services business unit. Segment gross profit margin decreased by 410 bps over the prior year quarter, which was primarily driven by reduced volume within the Test, Inspection, and Threading Services business. Segment profit decreased by $2,044, or 47.8%, over the prior year quarter.

The Tubular and Energy Services segment had a decrease of 24.0% in new orders compared to the prior year quarter. Our Protective Coatings and Measurement Systems business unit new orders were negatively impacted during the current quarter due to delays in anticipated projects. The Test, Inspection, and Threading Services business decline was driven by reduced demand from unfavorable conditions in the upstream market we serve.

Nine Month Results

	Nine Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Nine Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018
Net Sales:
Rail Products and Services	$244,836	$238,571	2.6%	48.4%	51.6%
Construction Products	139,926	112,641	24.2	27.7	24.4
Tubular and Energy Services	120,916	111,226	8.7	23.9	24.0
Total net sales	$505,678	$462,438	9.4%	100.0%	100.0%

	Nine Months Ended September 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Nine Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018
Gross Profit:
Rail Products and Services	$47,647	$44,733	6.5%	19.5%	18.8%
Construction Products	19,564	16,844	16.1	14.0	15.0
Tubular and Energy Services	26,771	24,981	7.2	22.1	22.5
Total gross profit	$93,982	$86,558	8.6%	18.6%	18.7%

	Nine Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Nine Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018
Expenses:
Selling and administrative expenses	$67,036	$65,488	2.4%	13.3%	14.2%
Amortization expense	5,046	5,322	(5.2)	1.0	1.2
Interest expense - net	4,031	4,813	(16.2)	0.8	1.0
Other income - net	(823)	(320)	157.2	(0.2)	(0.1)
Total expenses	$75,290	$75,303	(0.0)%	14.9%	16.3%
Income before income taxes	$18,692	$11,255	66.1%	3.7%	2.4%
Income tax expense	2,374	1,271	86.8	0.5	0.3
Net income	$16,318	$9,984	63.4%	3.2%	2.2%

First Nine Months 2019 Compared to First Nine Months 2018 – Company Analysis
Net sales of $505,678 for the nine months ended September 30, 2019 increased by $43,240, or 9.4%, compared to the prior year period. The change was attributable to increases within each of our three segments. Construction Products sales increased by 24.2%, Tubular and Energy Services sales increased by 8.7%, and Rail Products and Services sales increased by 2.6%.

Gross profit increased by $7,424 compared to the prior year period to $93,982 for the nine months ended September 30, 2019. Gross profit margin for the nine months ended September 30, 2019 was 18.6%, or 10 bps lower than the prior year period. The decline in gross profit margin was primarily due to decreases of 100 bps and 40 bps within Construction Products and Tubular and Energy Services, respectively. The decrease was partially offset by an increase in gross profit margin of 70 bps within the Construction Products segment.

Selling and administrative expenses increased by $1,548 or 2.4% from the prior year. The escalation was primarily driven by increases in third-party services of $2,060, personnel-related expenses of $1,933, and bad debt of $994 when compared to the prior year period. The increase was partially offset by a reduction in legal expenses related to the Union Pacific Railroad concrete tie litigation of $4,165. As a percent of sales, selling and administrative expenses declined by 90 bps compared to the prior year period.

Interest expense, net of interest income, decreased by $782, or 16.2%, as a result of the reduction in outstanding debt compared to the prior year period.

The Company’s effective income tax rate for the nine months ended September 30, 2019 was 12.7%, compared to 11.3% in the prior year period. For the nine months ended September 30, 2019, the Company recorded a tax provision of $2,374, compared to $1,271 in the nine months ended September 30, 2018. The Company's effective tax rate for the nine months ended September 30, 2019 differed from the federal statutory rate of 21% primarily due to the realization of a portion of its U.S. deferred tax assets previously offset by a valuation allowance.

Net income for the nine months ended September 30, 2018 was $16,318, or $1.53 per diluted share, compared to $9,984, or $0.95 per diluted share, in the prior year period.

Results of Operations – Segment Analysis
Rail Products and Services

	Nine Months Ended September 30,		Increase	Percent Increase
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$244,836	$238,571	$6,265	2.6%
Gross profit	$47,647	$44,733	$2,914	6.5%
Gross profit percentage	19.5%	18.8%	0.7%	3.8%
Segment profit	$14,815	$12,655	$2,160	17.1%
Segment profit percentage	6.1%	5.3%	0.8%	14.1%

First Nine Months 2019 Compared to First Nine Months 2018
The Rail Products and Services segment sales increased by $6,265, or 2.6%, compared to the prior year period. The sales growth was driven by our Rail Products business unit which increased by $13,820. The Rail Products growth was primarily attributable to domestic transit projects and, to a lesser extent, new rail and insulated joint products. Partially offsetting the increase was a decline in sales within the European transit market as we approach the completion of the London Crossrail project.

The Rail Products and Services gross profit increased by $2,914, or 6.5%, over the prior year period. The increase was driven by volume growth in Rail Products. Segment gross profit margin increased by 70 bps as a result of the increased contribution from higher margin product mix within Rail Products. Segment profit was $14,815, a $2,160 increase compared to the prior year period. Selling and administrative expenses incurred by the segment increased by $685 over the prior year period.

During the current year, the Rail Products and Services segment had a decrease in new orders of 13.6% compared to the prior year period. Backlog was $88,051 as of September 30, 2019, a decrease of 19.1%, compared to $108,840 as of September 30, 2018. The decreases were primarily related to activity within our new rail distribution products, concrete ties, and activity levels on the London Crossrail project.

Construction Products

	Nine Months Ended September 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net sales	$139,926	$112,641	$27,285	24.2%
Gross profit	$19,564	$16,844	$2,720	16.1%
Gross profit percentage	14.0%	15.0%	(1.0)%	(6.5)%
Segment profit	$6,095	$4,478	$1,617	36.1%
Segment profit percentage	4.4%	4.0%	0.4%	9.6%

First Nine Months 2019 Compared to First Nine Months 2018
The Construction Products segment sales increased by $27,285, or 24.2%, compared to the prior year period. The increase was attributable to growth within each of the businesses within the segment. Piling sales volume increased considerably during the current year as the Port Everglades order was fulfilled, while Fabricated Bridge experienced increased sales volume within its steel decking and railing product lines which resulted in an increase of $18,518. Our Precast Concrete Products business unit was favorably impacted by concrete building sales, most significantly in our southern U.S. region.

The Construction Products gross profit increased by $2,720, or 16.1%, over the prior year period. The increase was primarily attributable to the sales volume growth in both business units within the segment. Segment profit increased by $1,617 over the prior year period to 4.4% of net sales. Selling and administrative expenses incurred by the segment increased by $1,113 over the prior year period; however, the expenses as a percentage of segment sales were reduced by 130 bps compared to the prior year period.

During the first nine months of 2019, the Construction Products segment had a decrease in new orders of 17.4% compared to the prior year period, which was primarily related to the Port Everglades project recorded in the 2018 period. The decline in new orders was partially offset by a 7.5% increase in orders in Precast Concrete Products. The decrease in new orders resulted in segment backlog of $86,626 as of September 30, 2019, a 26.4% decrease from the prior year period.

Tubular and Energy Services

	Nine Months Ended September 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net Sales	$120,916	$111,226	$9,690	8.7%
Gross profit	$26,771	$24,981	$1,790	7.2%
Gross profit percentage	22.1%	22.5%	(0.4)%	(1.4)%
Segment profit	$11,937	$10,704	$1,233	11.5%
Segment profit percentage	9.9%	9.6%	0.3%	2.6%

First Nine Months 2019 Compared to First Nine Months 2018
Tubular and Energy Services segment sales increased by $9,690, or 8.7%, compared to the prior year period. The increase was due to significant growth from Protective Coatings and Measurement Systems when compared to the prior year period. This was additionally supported by strong orders within the midstream market during the current year.

Tubular and Energy Services segment gross profit increased $1,790, or 7.2%, which was supported by the sales growth in Protective Coatings and Measurement Systems. Segment gross profit margin declined by 40 bps over the prior year period, which was primarily driven by volume in the 2019 period within the Test, Inspection, and Threading Services business. Segment profit increased by $1,233, or 11.5%, over the prior year period. Selling and administrative expense increased by $1,425 during the first nine months of 2019 when compared to the prior year period, which was driven by increased personnel-related and bad debt expenses.

The Tubular and Energy Services segment had an increase of 4.5% in new orders compared to the prior year period. Orders for Protective Coatings and Measurement Systems increased by 16.5%, which was partially offset by a reduction in Test, Inspection, and Threading Services of 12.3%. The segment had a backlog as of September 30, 2019 of $19,406, a 22.8% decrease when compared to the prior year.

Other
Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	September 30, 2019	December 31, 2018	September 30, 2018
Rail Products and Services	$88,051	$97,447	$108,840
Construction Products	86,626	95,419	117,654
Tubular and Energy Services	19,406	27,552	25,123
Total backlog	$194,083	$220,418	$251,617

While a considerable portion of our business is backlog-driven, certain product lines within the Rail Products and Services and Tubular and Energy Services segments are not driven by backlog.

Liquidity and Capital Resources
Total debt was $72,999 and $74,982 as of September 30, 2019 and December 31, 2018, respectively, and was primarily comprised of borrowings under our revolving credit facility. Our need for liquidity relates primarily to working capital requirements for operations, capital expenditures, and debt service obligations.

The change in cash and cash equivalents for the nine months ended September 30, 2019 and 2018 is as follows:

	September 30,
	2019	2018
Net cash provided by operating activities	$13,283	$22,425
Net cash (used in) provided by investing activities	(4,784)	4,181
Net cash used in financing activities	(3,419)	(53,813)
Effect of exchange rate changes on cash and cash equivalents	12	(885)
Net increase (decrease) in cash and cash equivalents	$5,092	$(28,092)

Cash Flow from Operating Activities
During the nine months ended September 30, 2019, cash flows provided by operating activities were $13,283, compared to operations providing $22,425 during the prior year period. For the nine months ended September 30, 2019, income and adjustments to income from operating activities provided $31,995, compared to $25,857 in the 2018 period. Working capital and other assets and liabilities used $18,712 in the current period, compared to $3,432 in the prior year period. During the nine months ended September 30, 2019, the Company made payments totaling $6,000 under the terms of the concrete tie settlement agreement with Union Pacific Railroad.

The Company’s calculation for days sales outstanding at September 30, 2019 and December 31, 2018 was 50 days, and we believe our receivables portfolio is strong.

Cash Flow from Investing Activities
Capital expenditures for the nine months ended September 30, 2019 and 2018 were $5,037 and $3,196, respectively. The current year expenditures relate to plant expansion and automation integration programs within our Tubular and Energy Services segment, as well as general plant and operational improvements throughout the Company. Expenditures for the nine months ended September 30, 2018 related to expenditures for general plant and operational improvements. During the nine months ended September 30, 2019, the Company received $253 in proceeds from the sale of certain property, plant, and equipment, as compared to $2,267 in the prior year period. The Company received $3,875 and $1,235 in proceeds from the sale of an equity investment and repayment of a line of a credit, respectively, during the nine months ended September 30, 2018.

Cash Flow from Financing Activities
During the nine months ended September 30, 2019, the Company had a decrease in outstanding debt of $1,983, primarily related to the reduction of working capital for operations. During the nine months ended September 30, 2018, the Company had a decrease in outstanding debt of $53,497, primarily related to payments against the revolving credit facility, which was facilitated by the repatriation of $31,517 in excess cash from our international locations. The Company paid $836 in debt issuance costs in connection with the April 30, 2019 credit facility amendment during the nine months ended September 30, 2019. Treasury stock acquisitions represent income tax withholdings from employees in connection with the vesting of restricted stock awards.

Financial Condition
As of September 30, 2019, we had $15,374 in cash and cash equivalents and a domestic credit facility with $91,160 of net availability, while we had $72,999 in total debt. We believe this liquidity will provide the flexibility to operate the business in a prudent manner and enable us to continue to service our revolving credit facility.

Our cash management priority continues to be short-term maturities and the preservation of our principal balances. As of September 30, 2019, approximately $11,290 of our cash and cash equivalents was held in non-domestic bank accounts.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017, at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. As of September 30, 2019, the swap liability was $657 compared to an asset of $675 as of December 31, 2018.

On April 30, 2019, the Company, its domestic subsidiaries, and certain of its Canadian and European subsidiaries (collectively, the “Borrowers”), entered into the Third Amended and Restated Credit Agreement (“Amended Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank, N.A., and BMO Harris Bank, N.A. This Amended Credit Agreement modifies the prior revolving credit facility, which had a maximum credit line of $195,000, and extends the maturity date from March 13, 2020 to April 30, 2024. The Amended Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $140,000 with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Amended Credit Agreement’s incremental loan feature permits the Company to increase the available revolving borrowings under the facility by up to an additional $50,000 and provides for additional term loan borrowings of up to $25,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions.

For a discussion of the terms and availability of the Company's credit facilities, please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Critical Accounting Policies
The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that, in its opinion, is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to reach opinions regarding estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has reached its opinions regarding the best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. We have updated our lease policies since December 31, 2018, in conjunction with our adoption of Accounting Standards Codification Topic 842, “Leases” (“ASC 842”), as further described in Note 8 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. A summary of the Company’s critical accounting policies and estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include purchase obligations and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2018 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -Tabular Disclosure of Contractual Obligations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. On January 1, 2019, the Company adopted the provisions under ASC 842. As a result of the adoption, operating leases that were previously off-balance sheet arrangements are now recognized as right-of-use assets and liabilities within the Condensed Consolidated Balance Sheets. There were no other material changes to these off-balance sheet arrangements during the current quarter. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
This item is not applicable to a smaller reporting company.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
On January 1, 2019, the Company adopted the standards of Accounting Standards Codification Topic 842, “Leases” (“ASC 842”). The adoption of ASC 842 required the Company to implement changes to our processes related to operating lease recognition and the control activities within them. This included the development of new policies and procedures, ongoing lease review and evaluation processes, and implementation of processes to obtain information responsive to the new disclosure requirements. There were no other changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
In designing and evaluating disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION
(Dollars in thousands, except share data)
Item 1. Legal Proceedings
See Note 14 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
This item is not applicable to a smaller reporting company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended September 30, 2019 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2019 - July 31, 2019	—	$—	—	$—
August 1, 2019 - August 31, 2019	—	—	—	—
September 1, 2019 - September 30, 2019	388	21.90	—	—
Total	388	$21.90	—	$—

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

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	October 30, 2019	By: /s/ James P. Maloney
James P. Maloney
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer of Registrant)