Form 10-K
period 2019-12-31
FOSTER L B CO
filed 2020-02-27
CIK 352825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number 0-10436
L.B. FOSTER COMPANY
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1324733
(State of Incorporation)	(I.R.S. Employer Identification No.)
415 Holiday Drive, Suite 100, Pittsburgh, Pennsylvania	15220
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(412) 928-3400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.01	FSTR	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $269,739,994.
As of February 19, 2020, there were 10,572,890 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference:
Portions of the Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”) are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: a resumption of the economic slowdown we experienced in previous years in the markets we serve; a decrease in freight or passenger rail traffic; environmental matters, including any costs associated with any remediation and monitoring; the risk of doing business in international markets; global health epidemics; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses and realize anticipated benefits; costs of and impacts associated with shareholder activism; the timeliness and availability of materials from our major suppliers, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, a failure of which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact these amounts; foreign currency fluctuations; inflation; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union in January 2020; sustained declines in energy prices; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

Classification as a Smaller Reporting Company
L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2019 has been prepared following the Securities and Exchange Commission guidelines for a smaller reporting company as defined by 229.10 (Item 10) of Regulation S-K. The rules and guidelines for a smaller reporting company allow for scaled disclosures under Regulation S-K and Regulation S-X.

PART I
(Dollars in thousands, except share data unless otherwise noted)
ITEM 1. BUSINESS
Summary Description of Businesses
Formed in 1902, L.B. Foster Company is a Pennsylvania corporation with its principal office in Pittsburgh, PA. L.B. Foster Company is a leading manufacturer and distributor of products and provider of services for transportation and energy infrastructure with locations in North America and Europe. As used herein, “L.B. Foster,” the “Company,” “we,” “us,” and “our” or similar references refer collectively to L.B. Foster Company and its subsidiaries, unless the context indicates otherwise.
The following table shows the net sales generated by each business segment as a percentage of total net sales for the years ended December 31, 2019 and 2018:

	Percentage of Net Sales
	2019	2018
Rail Products and Services	49%	51%
Construction Products	28	25
Tubular and Energy Services	23	24
	100%	100%
Financial information concerning these segments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, which is incorporated by reference into this Item 1.
Rail Products and Services
The Company’s Rail Products and Services (“Rail”) segment is comprised of several manufacturing, distribution, and service businesses that provide a variety of products and services for freight and passenger railroads and industrial companies throughout the world. The Rail segment has sales offices throughout North America and Europe, and works on rail projects where it offers products manufactured by the Company, or sourced from numerous supply chain partners, and also offers aftermarket services. The Rail segment is comprised of the following business units: Rail Products and Rail Technologies.
Rail Products
The Rail Products business is comprised of the Company’s Rail Distribution, Allegheny Rail Products, Transit Products, and Concrete Tie divisions.
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
The Company’s Allegheny Rail Products (“ARP”) division engineers and fabricates insulated rail joints and related accessories for freight and passenger railroads and industrial customers. Insulated joints are manufactured domestically at the Company’s facilities in Pueblo, CO and Niles, OH.
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
Rail Technologies
The Company’s Rail Technologies business unit engineers, manufactures, and fabricates friction management products and application systems, railroad condition monitoring systems and equipment, wheel impact load detection, fire protection systems, rail anchors and spikes, wayside data collection and management systems, epoxy and nylon-encapsulated insulated rail joints, track fasteners, and also provides aftermarket services. The Company’s friction management products control the friction at the rail/wheel interface, which help our customers to reduce fuel consumption, improve operating efficiencies, extend the life of operating assets such as rail and wheels, reduce track stresses, and lower the related maintenance and operating costs. Friction management products include mobile and wayside systems that apply lubricants and liquid or solid friction modifiers. In addition, the business unit provides controls, display, and telecommunication solutions for the transit, control room, and customer information and display sectors. These products and systems are designed, engineered, manufactured, fabricated, serviced, and marketed by certain wholly-owned subsidiaries located in the United States, Canada, the United Kingdom (“U.K.”), and Germany.

Construction Products
The Construction Products (“Construction”) segment is composed of the following business units: Piling and Fabricated Bridge Products and Precast Concrete Products.
Piling and Fabricated Bridge Products
The Piling and Fabricated Bridge Products business unit sells or rents piling products and manufactures fabricated steel and aluminum bridge products. Sheet piling products are interlocking structural steel sections that are generally used to provide lateral support at construction sites. Bearing piling products are steel H-beam sections which are driven into the ground for support of structures such as bridge piers and high-rise buildings. Piling is often used in water and land applications, including cellular cofferdams and OPEN CELL® structures in inland river systems and ports.
Piling products are sourced from various manufacturers and either sold or rented to project owners and contractors. The Piling division, via a sales force deployed throughout the United States, markets and sells piling products both domestically and internationally. This division offers its customers various types and dimensions of structural beam piling, sheet piling, and pipe piling. The Company is the primary distributor of domestic steel sheet piling for its primary supplier.
The Fabricated Bridge Products facility in Bedford, PA manufactures a number of fabricated steel and aluminum products primarily for the highway, bridge, and transit industries, including concrete reinforced steel grid deck, open steel grid deck, aluminum bridge railing, and stay-in-place steel bridge forms.
Precast Concrete Products
The Precast Concrete Products business unit primarily manufactures concrete buildings for national, state, and municipal parks. This unit manufactures restrooms, concession stands, and other protective storage buildings available in multiple designs, textures, and colors. The Company is a leading high-end supplier in terms of volume, product options, and capabilities. The unit also manufactures various other precast products, such as burial vaults, bridge beams, box culverts, septic tanks, and other custom pre-stressed and precast concrete products. The products are manufactured in Spokane, WA, Hillsboro, TX, and Waverly, WV. The Company ceased precast building operations in Spokane, WA, and commenced precast product operations in Boise, ID, in the first quarter of 2020. This move is part of an initiative focusing on regional growth opportunities and logistical savings associated with fabricating products in a more centralized location closer to the Company’s existing and prospective customer base.
Tubular and Energy Services
The Tubular and Energy Services (“Tubular and Energy”) segment has two business units: Protective Coatings and Measurement Systems business and Test, Inspection, and Threading Services business. The segment provides products and services predominantly to the mid and upstream oil and gas markets.
Protective Coatings and Measurement Systems
The Protective Coatings and Measurement Systems business unit consists of operations at two primary locations. The Birmingham, AL facility coats the outside and inside diameter of pipe primarily for oil and gas transmission pipelines. This location partners with its primary customer, a pipe manufacturer, to market fusion bonded epoxy coatings, abrasion resistant coatings, and internal linings for a wide variety of pipe diameters for use in pipeline projects throughout North America.
The second location is in Willis, TX and consists of two operating facilities. One facility applies specialty outside and inside diameter coatings for a wide variety of pipe diameters for oil and gas transmission, mining, and waste water pipelines, as well as provides custom coatings for specialty pipe fittings and connections. The second facility manufactures and provides turnkey solutions for metering and injection systems for the oil, and, to a lesser extent, gas industry. This location operates a fabrication plant that builds metering systems for custody transfer applications, including crude oil and other petroleum-based products. These systems are used at well sites, pipelines, refineries, chemical plants, and loading/unloading facilities. The location also manufactures and installs additive and dye injection systems. These systems are used to inject performance additives and/or dyes into petroleum products.
Test, Inspection, and Threading Services
The Test, Inspection, and Threading Services business unit provides inspection and tubular integrity management services for the upstream oil and gas industry. Services include non-destructive testing, inspection, and other asset integrity services such as repair and threading for Oil Country Tubular Goods (“OCTG”) and drill tools. Inspection and testing of these products, which include replaceable and re-usable products such as casing, production tubing, drill pipe, directional motors, drill collars, and their related equipment, is a critical preventative measure to reinforce personnel and well-site safety, enhance efficiency, and avoid costly equipment failures and well-site shutdowns. The business offers these services in every major oil and gas producing region throughout the United States.
The business also provides asset integrity services such as repair and threading for tubular and drill tools. Our facilities cut, thread, and paint pipe primarily for water well applications in the agriculture industry, municipal water authorities, and OCTG markets.

Marketing and Competition
L.B. Foster Company generally markets its Rail Products and Services directly in all major industrial areas of the United States, Canada, and Europe. The Construction Products and Tubular and Energy Services are primarily marketed domestically. The Company employs a sales force of approximately 80 people that is supplemented with a network of agents across Europe, South America, and Asia to reach current customers and cultivate potential customers in these areas. For the years ended 2019 and 2018, approximately 19% and 23%, respectively, of the Company’s total sales were outside the United States.
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
During 2019 and 2018, no single customer accounted for more than 10% of the Company’s consolidated net sales.
Raw Materials and Supplies
Most of the Company’s products are purchased in the form of finished or semi-finished products. The Company purchases the majority of its supplies from domestic and foreign steel producers. Generally, the Company has a number of vendor options. However, the Company has an arrangement with a steel mill to distribute steel piling in North America. Should piling from its present supplier not be available for any reason, the Company risks not being able to provide such product to its customers.
The Company’s purchases from foreign suppliers are subject to foreign currency exchange rate changes as well as the usual risks associated with changes in international conditions as well as United States and international laws that could impose import restrictions on selected classes of products and for anti-dumping duties if products are sold in the United States at prices that are below specified prices.
Backlog
The Company’s backlog represents the sales price of received customer purchase orders or contracts in which the performance obligations have not been met, and therefore are precluded from revenue recognition. Although the Company believes that the orders included in backlog are firm, customers may cancel or change their orders with limited advance notice; however, these instances are rare. Backlog should not be considered a reliable indicator of the Company’s ability to achieve any particular level of revenue or financial performance. The backlog as of December 31, 2019 and 2018 by business segment was as follows:

	December 31,
	2019	2018
Rail Products and Services	$103,694	$97,447
Construction Products	92,280	95,419
Tubular and Energy Services	34,093	27,552
Total	$230,067	$220,418
Approximately 8.3% of the December 31, 2019 backlog was related to projects that will extend beyond 2020.
Research and Development
Expenditures for research and development approximated $2,614 and $2,646 in 2019 and 2018, respectively. These expenditures were predominately associated with expanding product lines and capabilities within the Company’s Rail Technologies business unit.
Patents and Trademarks
The Company owns a number of domestic and international patents and trademarks, primarily related to its Rail Technologies products. The Company’s business segments are not dependent upon any individual patents or related group of patents, nor any individual licenses or distribution rights. The Company believes that, in the aggregate, the rights under its patents, trademarks, and licenses are generally important to its operations, but it does not consider any individual patent or trademark, nor any licensing or distribution rights related to a specific process or product, to be of material importance in relation to its total business.
Environmental Disclosures
Information regarding environmental matters is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 18 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 1.
Employees and Employee Relations
As of December 31, 2019, the Company had approximately 1,330 employees, 1,161 located within the Americas and 169 located in Europe. There were 681 hourly production workers and 649 salaried employees. Of the hourly production workers, approximately 111 were represented by unions. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.

Three collective bargaining agreements covering approximately 33, 23, and 55 employees are scheduled to expire in March 2020, August 2021, and September 2021, respectively. As a result of the Company’s relocation of the concrete products operations from Spokane, WA to Boise, ID, a separation agreement has been executed with the collective bargaining unit representing the employees affected by this relocation. This agreement had no impact on the employees under the same collective bargaining agreement at the concrete tie operations in Spokane, WA.
Substantially all of the Company’s hourly paid employees are covered by one of the Company’s noncontributory, defined benefit plans or defined contribution plans. Substantially all of the Company’s salaried employees are covered by defined contribution plans.
Financial Information about Liquidity and Capital Resources
Information concerning the Company’s liquidity and capital resources and the Company’s working capital requirements can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this Annual Report on Form 10-K, which is incorporated by reference into this Item 1.
Financial Information about Geographic Areas
Financial information about geographic areas is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements, contained in this Annual Report on Form 10-K, which is incorporated by reference into this Item 1.
Financial Information about Segments
Financial information about segments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements, contained in this Annual Report on Form 10-K, which is incorporated by reference into this Item 1.
Code of Ethics
L.B. Foster Company has a legal and ethical conduct policy applicable to all directors and employees, including its Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. This policy is posted on the Company’s website, www.lbfoster.com. The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its policy by posting such information on the Company’s website. In addition, the Company’s ethics hotline can also be used by employees and others for the anonymous communication of concerns about financial controls, human resource concerns, and other reporting matters.
Available Information
The Company makes certain filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge through its website, www.lbfoster.com, as soon as reasonably practicable after they are filed with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These filings, including the Company's filings, are available at the SEC’s internet site at www.sec.gov. The Company’s press releases and recent investor presentations are also available on its website.
Executive Officers of the Registrant
Information concerning the executive officers of the Company is set forth below:

Name	Age	Position
Robert P. Bauer	61	President and Chief Executive Officer
Patrick J. Guinee	50	Senior Vice President, General Counsel, and Secretary
John F. Kasel	54	Senior Vice President and Chief Operating Officer
Brian H. Kelly	60	Senior Vice President - Human Resources and Administration
Gregory W. Lippard	51	Vice President - Rail
James P. Maloney	52	Senior Vice President and Chief Financial Officer
William F. Treacy	60	Vice President - Tubular and Energy Services
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
Mr. Guinee serves as Senior Vice President, General Counsel, and Secretary and was elected Vice President, General Counsel, and Secretary in 2014. Prior to joining the Company, Mr. Guinee served as Vice President - Securities and Corporate and Assistant Secretary at Education Management Corporation from 2013 to early 2014, and was employed by H. J. Heinz Company from 1997 to 2013, last serving as Vice President - Corporate Governance and Securities and Assistant Secretary.

Mr. Kasel was elected Senior Vice President and Chief Operating Officer in December 2019, having previously served as Senior Vice President - Rail and Construction since 2017, Senior Vice President - Rail Products and Services from 2012 to 2017, Senior Vice President - Operations and Manufacturing from 2005 to 2012, and Vice President - Operations and Manufacturing from 2003 to 2005. Mr. Kasel served as Vice President of Operations for Mammoth, Inc., a Nortek company from 2000 to 2003.
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
Mr. Lippard has served as Vice President - Rail, and was previously Vice President - Rail Products from September 2017 to December 2019. From 2000 to 2017, he served as Vice President - Rail Product Sales. Prior to re-joining the Company in 2000, Mr. Lippard served as Vice President - International Trading for Tube City, Inc. from 1998. Mr. Lippard served in various other capacities with the Company after his initial employment in 1991.
Mr. Maloney was elected Senior Vice President and Chief Financial Officer in September 2017. Prior to joining the Company, Mr. Maloney served as Chief Financial Officer of First Insight, Inc. from 2014 to 2017. Mr. Maloney was employed by H. J. Heinz Company from 2005 to 2014, last serving as Vice President - Global Financial Planning and Supply Chain Finance. Mr. Maloney was employed by Ernst & Young LLP from 1993 to 2005, last serving as Senior Manager, Assurance Practice.
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
ITEM 1A. RISK FACTORS
Risks and Uncertainties
We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could have a material and adverse effect on our business, financial condition, and results of operations. The following risks highlight some of the more significant factors that have affected us and could affect us in the future. We may also be affected by unknown risks or risks that we currently believe are immaterial. If any one or more such events actually occur, our business, financial condition, and results of operations could be materially and adversely affected. One should carefully consider the following factors and other information contained in this Annual Report on Form 10-K and any other risks discussed in our other periodic filings with the SEC before deciding to invest in our common stock.
Our inability to successfully manage divestitures and other significant transactions could harm our financial results, business, and prospects.
As part of our business strategy, we may divest businesses or assets, enter into strategic alliances and joint ventures, or make investments to realize anticipated benefits, actions which involve a number of inherent risks and uncertainties. We can give no assurances that the opportunities will be consummated or that financing will be available. We may not be able to achieve the synergies and other benefits we expect from strategic transactions as successfully or as rapidly as projected, if at all.
Our future performance and market value could cause write-downs of long-lived and intangible assets in future periods.
We are required under U.S. generally accepted accounting principles to review intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, goodwill is required to be tested for impairment at least annually. Factors that may be considered to be a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include, but are not limited to, a decline in stock price and resulting market capitalization, a significant decrease in the market value of an asset, or a significant decrease in operating or cash flow projections. No impairments of goodwill or long-lived assets were recorded in 2019 or 2018.
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
Our indebtedness could materially and adversely affect our business, financial condition, and results of operations. For example, it could:
•require us to dedicate a substantial portion of our cash flows to payments of our indebtedness, which would reduce the availability of our cash flows to fund working capital, capital expenditures, expansion efforts, or other general corporate purposes;

•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•place us at a competitive disadvantage compared to our competitors that have less debt; and
•limit, among other things, our ability to borrow additional funds for working capital, capital expenditures, or other general corporate purposes.
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
Certain portions of our variable rate debt, including our revolving credit facility, currently uses LIBOR as a benchmark for establishing the interest rate. The SEC staff has stated that “[i]t is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021 when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market.” The consequences of this and other developments with respect to LIBOR cannot be entirely predicted but may result in an increase in the interest cost of our variable rate debt.
Prolonged depressed energy prices and other unfavorable changes in U.S., global, or regional economic and market conditions could adversely affect our business.
We could be adversely impacted by prolonged negative changes in economic conditions affecting either our suppliers or customers, as well as the capital markets. Negative changes in government spending may result in delayed or permanent deferrals of existing or potential projects. No assurances can be given that we will be able to successfully mitigate various prolonged uncertainties, including materials cost variability, delayed or reduced customer orders and payments, and access to available capital resources outside of operations.
In addition, volatile market conditions and depressed energy prices could continue for an extended period, which would negatively affect our business prospects and reduce profitability. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty, and a variety of additional factors that are beyond our control. Sustained declines or significant and frequent fluctuations in the price of oil and natural gas may have a material and adverse effect on our operations and financial condition.
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
We are required to maintain a valuation allowance for deferred tax assets and record a charge to income if we determine, based on evidence available at the time the determination is made, that it is more likely than not some portion or all of the deferred tax assets will not be realized. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The use of different estimates can result in changes in the amount of deferred taxes recognized, which can result in earnings volatility because such changes are reported in current period earnings. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14 to the Consolidated Financial Statements, contained in this Annual Report on Form 10-K, for additional discussion of our deferred taxes.
Our business operates in highly competitive markets and a failure to react to changing market conditions could adversely impact our business.
We face strong competition in each of the markets in which we operate. A slow response to competitor pricing actions and new competitor entries into our product lines could negatively impact our overall pricing. Efforts to improve pricing could negatively impact our sales volume in all product categories. We may be required to invest more heavily to maintain and expand our product offerings. There can be no assurance that new product offerings will be widely accepted in the markets we serve. Significant negative developments in any of these areas could adversely affect our financial results and condition.
If we are unable to protect our intellectual property and prevent its improper use by third parties, our ability to compete may be harmed.
We own a number of patents and trademarks under the intellectual property laws of the United States, Canada, Europe, and other countries in which product sales are possible. However, we have not perfected patent and trademark protection of our proprietary intellectual property for all products in all countries. The decision not to obtain patent and trademark protection in additional countries may result in other companies copying and marketing products that are based upon our proprietary intellectual property. This could impede growth into new markets where we do not have such protections and result in a greater supply of similar products in such markets, which in turn could result in a loss of pricing power and reduced revenue.
Our success is in part dependent on the accuracy and proper utilization of our management information and communications systems.
We are currently working through an enterprise resource program (“ERP”) system transition. Certain divisions of our Company migrated into the new ERP system during 2016, additional divisions migrated during 2019, and certain other divisions may be transitioned during 2020 and subsequent years. The system implementation is intended to enable us to better meet the information requirements of our users, increase our integration efficiencies, and identify additional synergies in the future. The implementation of our ERP system is complex because of the wide range of processes and systems to be integrated across our business. Any disruptions, delays, or deficiencies in the design, operation, or implementation of our various systems, or in the performance of our systems, particularly any disruptions, delays, or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business, including our ability to receive, process, ship, and bill for orders in a timely manner or our ability to properly manage our inventory or accurately present our inventory availability or pricing. Project delays, business interruptions, or loss of expected benefits could have a material and adverse effect on our business, financial condition, or results of operations.
We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and other parties, including financial information, intellectual property, and personal identification information. Security breaches and other disruptions could compromise our information, expose us to liability, and harm our reputation and business. The steps we take to deter and mitigate these risks may not be successful. We may not have the resources or technical sophistication to anticipate or prevent current or rapidly evolving types of cyber-attacks. Data and security breaches can also occur as a result of non-technical issues, including an intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships. Federal, state, and foreign government bodies and agencies have adopted or are considering the adoption of laws and regulations regarding the collection, use, and disclosure of personal information obtained from customers and individuals. The costs of compliance with, and other burdens imposed by, such data privacy laws and regulations, including those of the European Union (“E.U.”) and the U.K. which are, in some respects, more stringent than U.S. standards, could be significant. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, legal and financial exposure, negative impacts on our customers’ willingness to transact business with us, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.
We are dependent upon key customers.
We could be adversely affected by changes in the business or financial condition of a customer or customers. A prolonged decrease in capital spending by our rail customers or decline in sales orders from other customers could negatively impact our sales and profitability. No assurances can be given that a significant downturn in the business or financial condition of a current customer, or customers, or potential litigation with a current customer, would not also impact our future results of operations and/or financial condition.
An adverse outcome in any pending or future litigation or pending or future warranty claims against the Company or its subsidiaries or our determination that a customer has a substantial product warranty claim could negatively impact our financial results and/or our financial condition.
We are party to various legal proceedings. In addition, from time to time our customers assert claims against us relating to the warranties which apply to products we have sold. There is the potential that an outcome adverse to us or our subsidiaries in pending or future legal proceedings or pending or future product warranty claims could materially exceed any accruals we have established and adversely affect our financial results and/or financial condition. In addition, we could suffer a significant loss of business from a customer who is dissatisfied with the resolution of a warranty claim.
A portion of our sales are derived from our international operations, which expose us to certain risks inherent in doing business on an international level.
Doing business outside the United States subjects the Company to various risks, including changing economic and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts, and unexpected changes in U.S. and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments, and taxation. Increasing sales to foreign countries, including Canada, China, India, Mexico, the U.K., and countries within the E.U., exposes the Company to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have little control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these possible changes.
Changes in exchange rates for foreign currencies may reduce international demand for our products or increase our labor or supply costs in non-U.S. markets. Fluctuations in the relative values of the U.S. dollar, Canadian dollar, British pound, and Euro may result in volatile earnings to reflect exchange rate translation in our Canadian and European sales and operations. If the U.S. dollar strengthens in value as compared to the value of the Canadian dollar, British pound, or Euro, our reported earnings in dollars from sales in those currencies will be unfavorable. Conversely, a favorable result will be reported if the U.S. dollar weakens in value as compared to the value of the Canadian dollar, British pound, or Euro.
Economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union could adversely affect our business.
Pursuant to a June 2016 referendum, the U.K. left the E.U. on January 31, 2020, commonly referred to as “Brexit.” The U.K. government and the E.U. are operating under a transitional arrangement that expires on December 31, 2020, and the parties are working on the terms of a future relationship, including a potential trade agreement. The nature and terms of the future relationship between the U.K. and the E.U. remain subject to negotiation and uncertain. Additionally, Brexit could lead to legal uncertainties related to applicable laws and regulations that apply to our operations and as the U.K. determines which E.U. laws and regulations to adopt, replace, or disregard. There has been volatility in currency exchange rate fluctuations between the U.S. dollar relative to the British pound, which could continue. The withdrawal of the U.K. from the E.U. has also created market volatility and could continue to contribute to instability in global financial and foreign exchange markets, political institutions, and regulatory agencies as negotiations of trade deals between the U.K. and the E.U., and also between the U.K. and other countries, possibly including the U.S., occur during the transition period. Brexit is an unprecedented event, and, accordingly, it is unclear what long-term economic, financial, trade, and legal effects will result.
The majority of our U.K. operations are heavily concentrated within the U.K. borders; however, this could adversely affect the future growth of our U.K. operations into other European locations. Our U.K. operations represented approximately 9% and 11% of our total revenue for the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, less than 1% of our consolidated net revenue was from the U.K. operation’s sales exported to E.U. members other than the U.K.
Material modification to the North American Free Trade Agreement (“NAFTA”) and certain other international trade agreements could affect our business, financial condition, and results of operations.
The current Presidential administration has made comments suggesting it is not supportive of certain international trade agreements, including NAFTA. On November 30, 2018, the United States-Mexico-Canada Agreement (“USMCA”) was signed by the parties, and has been ratified by each country except Canada. At this time, it remains unclear what the current administration and Congress would or would not do with respect to these international trade agreements. Potential material modifications to NAFTA, or certain other international trade agreements, including USMCA, may have a material adverse effect on our business, financial condition, and results of operations.
Violations of foreign governmental regulations, including the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws, could result in fines, penalties, and criminal sanctions against the Company, its officers, or both and could have a material and adverse effect on our business.
Our foreign operations are subject to governmental regulations in the countries in which we operate, as well as U.S. laws. These regulations include those related to currency conversion, repatriation of earnings, taxation of our earnings and the earnings of our personnel, and the increasing requirement in some countries to make greater use of local employees and suppliers, including, in some jurisdictions, mandates that provide for greater local participation in the ownership and control of certain local business assets.
The U.S. Foreign Corrupt Practices Act and other similar worldwide anti-corruption laws, such as the U.K. Bribery Act, prohibit improper payments for the purpose of obtaining or retaining business. Although we have established an internal control structure, corporate policies, compliance, and training processes to reduce the risk of violation, we cannot ensure that these procedures protect us from violations of such policies by our employees or agents. Failure to comply with applicable laws or regulations could subject us to fines, penalties, and suspension or debarment from contracting. Events of non-compliance could harm our reputation, reduce our revenues and profits, and subject us to criminal and civil enforcement actions. Violations of such laws or allegations of violation could disrupt our business and result in material adverse results to our operating results or future profitability.
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
Many of our businesses utilize steel as a significant product component. The steel industry is cyclical and prices and availability are subject to these cycles, as well as to international market forces. We also use significant amounts of cement and aggregate in our Concrete Ties and Precast Concrete Products businesses. No assurances can be given that our financial results would not be adversely affected if prices or availability of these materials were to change in a significantly unfavorable manner.
Labor disputes may have a material and adverse effect on our operations and profitability.
Four of our manufacturing facilities are staffed by employees represented by labor unions. Approximately 111 employees employed at these facilities are currently working under three separate collective bargaining agreements. Disputes with regard to the terms of these agreements or our potential inability to renegotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, slowdowns, or lockouts, which could cause a disruption of our operations and have a material and adverse effect on our results of operations, financial condition, and liquidity.
Actions of activist shareholders could be disruptive and potentially costly and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.
In February 2016, the Company entered into an agreement with an activist investor, Legion Partners Asset Management, LLC and various of its affiliates (collectively, “Legion Partners”) that had filed a Schedule 13D with the SEC with respect to the Company. This agreement expired by its terms on February 13, 2018, and Legion Partners remains a greater than 5% owner of Company stock.
Activist investors may attempt to effect changes in the Company’s strategic direction and how the Company is governed, or to acquire control over the Company. Some investors seek to increase short-term shareholder value by advocating corporate actions, such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. While the Company welcomes varying opinions from all shareholders, activist campaigns that contest or conflict with our strategic direction could have an adverse effect on the Company’s results of operations and financial condition, as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of the Company’s board and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of a change in the direction of the business, instability or lack of continuity, which may be exploited by our competitors, may cause concern to our current or potential customers, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
Unexpected events, including fires or explosions at our facilities, natural disasters, armed conflicts, terrorism, health epidemics or pandemics, economic or political uncertainties or instability, civil unrest, strikes, unplanned outages, equipment failures, failure to meet product specifications, or disruptions in certain areas of our operations, may cause our operating costs to increase or otherwise negatively impact our financial performance.
Shifting federal, state, local, and foreign regulatory policies impose risks to our operations.
We are subject to regulation by federal, state, local, and foreign regulatory agencies and are therefore subject to a variety of legal proceedings and compliance risks, including those described in Item 3 - Legal Proceedings and in Part II, Item 8, Financial Statements and Supplementary Data, Note 18 to the Consolidated Financial Statements, contained in this Annual Report on Form 10-K. Like other companies engaged in environmentally sensitive businesses, we are required to comply with numerous laws and regulations, including environmental matters relating to, among other things, the treatment, disposal, and storage of wastes, investigation and remediation of contaminated soil and groundwater, the discharge of effluent into waterways, and the emissions of substances into the air. We are required to obtain various authorizations, permits, approvals, and certificates from governmental agencies. The Company could be subject to liability with respect to remediation of past contamination in the operation of some of its current and former facilities and remediation of contamination by former owners or operators of the Company’s current or former facilities. Compliance with emerging regulatory initiatives, delays, discontinuations, or reversals of existing regulatory policies in the markets in which we operate, including costs associated with any required environmental remediation and monitoring, could have an adverse effect on our business, results of operations, cash flows, and financial condition.
A substantial portion of our operations is heavily dependent on governmental funding of infrastructure projects. Many of these projects have “Buy America” or “Buy American” provisions. Significant changes in the level of government funding of these projects could have a favorable or unfavorable impact on our operating results. Additionally, government actions concerning “Buy America” provisions, taxation, tariffs, the environment, or other matters could impact our operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The location and general description of the principal properties that are owned or leased by L.B. Foster Company, together with the segment of the Company’s business using such properties, are set forth in the following table:

Location	Function	Acres	Business Segment	Lease Expiration
Bedford, PA	Bridge component fabricating plant	16	Construction	Owned
Birmingham, AL	Protective coatings facility	32	Tubular and Energy	2022
Burnaby, BC, Canada	Friction management products plant	N/A	Rail	2021
Channelview, TX	Threading, test, and inspection facility	73	Tubular and Energy	Owned
Columbia City, IN	Rail processing facility and yard storage	22	Rail	Owned
Hillsboro, TX	Precast concrete facility	9	Construction	Owned
Kimball, NE	Threading, test, and inspection facility	145	Tubular and Energy	Owned
Leming, TX	Threading, test, and inspection facility	63	Tubular and Energy	Owned
Magnolia, TX	Threading facility	34	Tubular and Energy	Owned
Niles, OH	Rail fabrication, friction management products, and yard storage	35	Rail	Owned
Petersburg, VA	Piling storage facility	35	Construction	Owned
Pueblo, CO	Rail joint manufacturing facility	9	Rail	Owned
Saint-Jean-sur-Richelieu, QC, Canada	Rail anchors and track spikes manufacturing plant	17	Rail	Owned
Sheffield, United Kingdom	Track component and friction management products facility	N/A	Rail	2030
Spokane, WA	Concrete tie plant	13	Rail	2020
Spokane, WA	Precast concrete facility	5	Construction	2020
Waverly, WV	Precast concrete facility	85	Construction	Owned
Willis, TX	Protective coatings facility	16	Tubular and Energy	Owned
Willis, TX	Measurement services facility	13	Tubular and Energy	Owned
Included in the table above are certain facilities leased by the Company for which there is no acreage included in the lease. For these properties a “N/A” has been included in the “Acres” column.
Including the properties listed above, the Company has a total of 22 sales offices, including its headquarters in Pittsburgh, PA, and 32 warehouses, plants, and yard facilities located throughout the United States, Canada, and Europe. The Company’s facilities are in good condition and suitable for the Company’s business as currently conducted and as currently planned to be conducted.
ITEM 3. LEGAL PROCEEDINGS
Information regarding the Company’s legal proceedings and other commitments and contingencies is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 18 to the Consolidated Financial Statements, contained in this Annual Report on Form 10-K, which is incorporated by reference into this Item 3.
ITEM 4. MINE SAFETY DISCLOSURES
This item is not applicable to the Company.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(Dollars in thousands, except share data unless otherwise noted)
Stock Market Information
The Company had 302 common shareholders of record on February 19, 2020. Common stock prices are quoted daily through the NASDAQ Global Select Market quotation service (Symbol: FSTR).
Dividends
During 2019 and 2018, the Company did not declare any quarterly dividends.
The Company’s April 30, 2019 credit facility permits it to pay dividends and distributions and to make redemptions with respect to its stock providing no event of default or potential default (as defined in the facility agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption.
Securities Authorized for Issuance Under Equity Compensation Plans
Under the 2006 Omnibus Incentive Plan, from May 2006 through May 2017, non-employee directors were automatically awarded fully-vested shares of the Company’s common stock as determined by the Board of Directors at each annual shareholder meeting at which such non-employee director is elected or re-elected. Since May 2018, the non-employee directors have received annual awards of forfeitable restricted shares subject to a one-year vesting requirement. During 2019, pursuant to the 2006 Omnibus Incentive Plan, the Company issued approximately 22,000 shares of the Company’s common stock for the annual non-employee director equity award, which shares vest on the one-year anniversary of the date of grant. During 2019, there were no non-employee directors who elected the option to receive fully-vested shares of the Company’s common stock in lieu of director cash compensation. Through December 31, 2019, there were approximately 206,000 fully vested shares issued under the 2006 Omnibus Incentive Plan to non-employee directors. During the quarter ended June 30, 2017, the Nomination and Governance Committee and Board of Directors jointly approved the Deferred Compensation Plan for Non-Employee Directors under the 2006 Omnibus Incentive Plan, which permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board. As of December 31, 2019, approximately 54,000 deferred share units were allotted to the accounts of non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.
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
With respect to awards made prior to December 31, 2016, the Company will withhold or employees may tender shares of restricted stock when issued to pay for withholding taxes. Since 2017, the Company has withheld shares of restricted stock for satisfaction of tax withholding obligations. During 2019 and 2018, the Company withheld 34,198 and 11,445 shares, respectively, for this purpose. The values of the shares withheld were $621 and $316 in 2019 and 2018, respectively.
Issuer Purchases of Equity Securities
The Company’s purchases of equity securities for the three months ended December 31, 2019 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2019 - October 31, 2019	1,044	$19.67	—	$—
November 1, 2019 - November 30, 2019	—	—	—	—
December 1, 2019 - December 31, 2019	—	—	—	—
Total	1,044	$19.67	—	$—
1.Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
ITEM 6. SELECTED FINANCIAL DATA
This item is not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except share data unless otherwise noted)
Executive Level Overview
2019 Developments and 2020 Outlook
During 2019:
•Net sales increased by $28,088, or 4.5%, to $655,057;
•New orders(a) decreased by 2.5%; however, backlog(a) of $230,067 was a 4.4% increase over the prior year end;
•The Company generated net income of $42,568, or $4.00 per diluted share;
•We reversed a valuation allowance of $29,648 on our U.S. deferred tax assets;
•The Company reported adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain expenses) of $45,642; (b)
•We effectively managed working capital levels, resulting in $29,297 of net cash provided by operating activities;
•We reduced borrowings by $16,789, or 22.4%, to 58,193, resulting in net debt $44,015; (b)
•The Company successfully implemented cost containment programs resulting in a 60 basis point decline year over year in selling and administrative expense as a percent of sales;
•Our credit agreement was amended from a maximum capacity of $195,000 to $165,000, including a term loan of $25,000;
•We announced and commenced the relocation of the CXT Concrete Buildings facility in Spokane, WA to Boise, ID, which was complete in the first quarter of 2020; and
•The Company concluded U.S. pension settlements which resulted in a $2,210 non-cash expense.

(a) The Company defines new orders as a contractual agreement between the Company and a third-party in which the Company will, or has the ability to, satisfy the performance obligations of the promised products or services under the terms of the agreement. The Company defines backlog as contractual commitments to customers for which the Company’s performance obligations have not been met, including with respect to new orders and contracts for which the Company has not begun any performance. Management utilizes new orders and backlog to evaluate the health of the industries in which the Company operates, the Company’s current and future results of operations and financial prospects, and strategies for business development. The Company believes that new orders and backlog are useful to investors as supplemental metrics by which to measure the Company’s current performance and prospective results of operations and financial performance.

(b) The following tables display reconciliations of non-GAAP financial measures for the years ended December 31, 2019 and 2018. EBITDA is a financial metric utilized by management to evaluate the Company’s performance on a comparable basis. The Company believes that EBITDA is useful to investors as a supplemental way to evaluate the ongoing operations of the Company’s business as EBITDA enhances investors’ ability to compare historical periods as it adjusts for the impact of financing methods, tax law and strategy changes, and depreciation and amortization. In addition, EBITDA is a financial measurement that management and the Company’s Board of Directors use in their financial and operational decision-making and in the determination of certain compensation programs. Adjusted EBITDA includes certain adjustments to EBITDA. In 2019, the Company made adjustments to exclude the impact of the U.S. defined benefit plan settlements, costs associated with relocation and closure activities, including nonoperational start-up costs related to the Boise, ID facility. In 2018, the Company made adjustments to exclude the impact of the Union Pacific Railroad Concrete Tie Settlement. The Company views net debt, which is total debt less cash and cash equivalents, as an important metric of the operational and financial health of the organization and useful to investors as an indicator of our ability to incur additional debt and to service our existing debt. Non-GAAP financial measures are not a substitute for GAAP financial results and should only be considered in conjunction with the Company’s financial information that is presented in accordance with GAAP. Quantitative reconciliations of EBITDA and debt to the non-GAAP financial measures are presented below.

	Year Ended December 31,
	2019	2018
Adjusted EBITDA Reconciliation
Net income (loss)	$42,568	$(31,168)
Interest expense, net	4,920	6,154
Income tax (benefit) expense	(25,171)	4,457
Depreciation	11,054	11,495
Amortization	6,577	7,098
Total EBITDA	39,948	(1,964)
Relocation and closure costs	3,484	—
U.S. pension settlement expense	2,210	—
Concrete Tie Settlement expense	—	43,400
Adjusted EBITDA	$45,642	$41,436

	December 31,
	2019	2018
Net Debt Reconciliation
Total debt	$58,193	$74,982
Less: cash and cash equivalents	(14,178)	(10,282)
Net debt	$44,015	$64,700

The Company entered 2019 with a solid starting backlog that was coupled with sustained, but uneven at times, order activity throughout the year, which led to each of our three segments exceeding their prior year sales totals. This facilitated our year over year increase in operating results while still being able to maintain a strong backlog as we enter 2020. While sales and gross profit increased over the prior year, the Company’s gross profit margins were unfavorably impacted by weakness in our energy market test and inspection services, operational execution in piling distribution, as well as product mix dilution by increased contributions from our lower margin distribution product lines. We were able to continue our containment of selling and administrative expenses, which were reduced on a percent of sales basis. Our operating teams were able to successfully manage working capital levels while sales increased over the prior year. The operating cash generated allowed us to continue to reduce our outstanding debt as well as improve our leverage ratio throughout the year. This in turn provided us the flexibility in our capital deployment strategies to enhance and expand our operations as we look forward.
In 2019, our Rail Products and Services segment reported increased sales in our North American markets when compared to the prior year. The North American transit market primarily supported our sales growth, as demand for expansion projects aimed at congested cities remained strong during the year, despite timing delays. This trend was reinforced during the fourth quarter with two significant transit projects being secured. With rail transit spending significantly up over the prior year, we continued to see transit operators investing in infrastructure with the expansion and modernization of existing operations across both North America and Europe. The North American transit networks were favorably impacted by funding for capacity expansion as ridership levels on a macro basis increased. Conversely, our sales in Europe decreased in 2019, as service work related to the London Crossrail transit system project has been reduced as we began to near the completion of the project. We have expanded our service team in the U.K. to meet the requirements of these major projects for the London Underground rail and other significant modernization projects. Much of this work is directed to on-track services for the integration of driver automation, passenger information systems, access control, and security system interface.
Our friction management products and services also contributed to the year over year sales growth. The Company continues to target and advance products and solutions to help improve safety and operating efficiency as well as introduce services that contribute to extending the useful life of certain rail equipment and lowering maintenance costs for operators. As friction management becomes increasingly important to freight railroads as operators see the demonstrated savings and reduced wear and tear, our initiatives around growth and service contracts for friction management are continuing to move forward. Our on-track services in the United States continued to expand during 2019, providing installation, maintenance, monitoring, and inspection of our on-track products.
During the second half of 2019, the United States freight rail market showed signs of weakness, with carriers reporting declining commodity carload volume. This was driven by an overall manufacturing economic slowdown, unfavorable conditions in agriculture, continuing decline in coal, and reduced intermodal shipments. While the segment was not significantly impacted by this slowdown during 2019, we will continue to monitor this market in 2020. With steel prices relatively stable during the year, our pricing exposures were minimized compared to what we would expect to see in more volatile market conditions.
The segment continued to focus on maintaining a tight cost structure and maximizing profitability, which was evidenced by the increased gross profit margins. We believe our current structure in our Rail Products and Services segment resulted in positive results in 2019 and has positioned us for continued growth in 2020, supported by a strong ending backlog and plans to expand our served markets.
Year over year improvement in the Tubular and Energy Services segment was driven by the midstream markets we serve that include our Protective Coatings and Measurement Systems offerings for pipelines. We benefited from the market investments being targeted at increasing pipeline capacity needed for continued oil and gas production growth in the United States shale territories. These projects require many miles of pipe and multiple metering systems along the way.
Our upstream energy market weakened during 2019, with sales declining in Test, Inspection, and Threading Services from the prior year. Our services in this particular market felt the most significant headwinds as a result of cutbacks in new rig deployments, tariffs and quotas that impacted our volume from foreign pipe sources, and other supply chain pressures resulting from customer cost cutting actions that reduced sales of our provided services. With energy well economics driving decisions, we believe that it is critical to be focused on the most profitable locations. We continued to analyze our efficiency and operating footprint and take action to address this need by expanding our service offerings in the Permian region as well as redeploying operations to Wyoming to react to the shift in demand in that region. Additionally, we ceased operating activities during 2019 at three separate locations in the Gulf coast and lower midcontinent regions in response to this shifting demand. Management continues to prioritize efforts to improve profitability of our upstream services while maintaining the success we have seen in our midstream offerings.

Our Construction Products segment reported favorable results during 2019, which included increased sales, gross profit, and segment profit, excluding relocation and closure costs, compared to the prior year. Sales were supported by each of the businesses within the segment, as Piling capitalized on the Port Everglades project, Fabricated Bridge was able to secure a significant number of small and midsize jobs that provided higher margin returns, and Precast Concrete Products saw increased demand at each of its regions.
During 2019, our Piling division sales exceeded prior year levels as we entered the year with a very strong backlog that included the Port Everglades project. The profitability of the division was challenged as cost overages from project scope adjustments, product rework, and supply chain inefficiencies were absorbed by the Company and reduced the profit margins considerably. Management has enacted programs, including establishing additional yards, to alleviate supply chain disruptions by creating more efficient ways for our products to reach the end customer in the anticipated manner. Our Fabricated Bridge division was able to secure a high volume of small to midsize projects during the year which led to increased sales and profitability when compared to the prior year. While these types of projects are generally highly competitive and produce lower margins, the division was able to surpass the prior year in both gross profit and gross profit margin. Management continues to believe that neither the dynamics of our served market nor the number of structurally deficient, obsolete bridges have changed in a meaningful way. We have identified a number of large projects being planned for both the near and long term that support the need for the infrastructure restoration.
The Precast Concrete Products business unit increased its 2019 sales when compared to the prior year, primarily through precast building sales to various county and municipal agencies. The business was able to capitalize on the recent expansion of one of its facilities, through which the business was able to grow its market reach as well as increase its product offerings. The business was also able to capitalize on programs focused on creating and maintaining operating efficiencies that were implemented due to unfavorable production costs and an unexpected interruption in the prior year. This resulted in a significant improvement in gross profit margin for the business. During the fourth quarter, the Company announced and commenced the plan to close the Precast Concrete Products facility in Spokane, WA and relocate this operation to Boise, ID, which was complete during the first quarter of 2020. This relocation is part of an initiative focusing on regional growth opportunities and logistical savings associated with a more centralized location closer to the Company’s existing and prospective customer base.
Our management team has done an exceptional job focusing on cost control as we continued to grow for the third consecutive year. Management intends to stay focused on prudent working capital management and operating cash flow. We believe that the Company’s expenses and operating leverage now provide the agility needed to succeed in the cyclical markets in which we participate. Our long-term objective is to continue the modernization of the entire Company with the ongoing integration of our enterprise resource program system from which we can grow and leverage best in class business processes.

Year-to-date Results Comparison

Results of Operations

	Year Ended December 31,		Percent Increase/(Decrease)	Percent of Total Net Sales Year Ended December 31,
	2019	2018	2019 vs. 2018	2019	2018
Net Sales:
Rail Products and Services	$321,808	$319,524	0.7%	49.1%	51.0%
Construction Products	182,486	158,653	15.0	27.9	25.3
Tubular and Energy Services	150,763	148,792	1.3	23.0	23.7
Total net sales	$655,057	$626,969	4.5%	100.0%	100.0%

	Year Ended December 31,		Percent Increase/(Decrease)	Gross Profit Percentage Year Ended December 31,
	2019	2018	2019 vs. 2018	2019	2018
Gross Profit:
Rail Products and Services	$63,667	$62,307	2.2%	19.8%	19.5%
Construction Products	25,501	22,899	11.4	14.0	14.4
Tubular and Energy Services	32,204	31,953	0.8	21.4	21.5
Total gross profit	$121,372	$117,159	3.6%	18.5%	18.7%

	Year Ended December 31,		Percent Increase/(Decrease)	Percent of Total Net Sales Year Ended December 31,
	2019	2018	2019 vs. 2018	2019	2018
Expenses:
Selling and administrative expenses	$87,986	$87,679	0.4%	13.4%	14.0%
Amortization expense	6,577	7,098	(7.3)	1.0	1.1
Concrete Tie Settlement expense	—	43,400	(100.0)	—	6.9
Interest expense - net	4,920	6,154	(20.1)	0.8	1.0
Other expense (income) - net	4,492	(461)	**	0.7	(0.1)
Total expenses	$103,975	$143,870	(27.7)%	15.9%	22.9%
Income (loss) before income taxes	$17,397	$(26,711)	165.1%	2.7%	(4.3)%
Income tax (benefit) expense	(25,171)	4,457	**	(3.8)	0.7
Net income (loss)	$42,568	$(31,168)	236.6%	6.5%	(5.0)%

** Results of calculation are not considered meaningful for presentation purposes.

Fiscal 2019 Compared to Fiscal 2018 — Company Analysis
Net sales of $655,057 for the year ended December 31, 2019 increased by $28,088, or 4.5%, compared to the prior year. Each of our three reporting segments contributed to the increase, with Construction Products increasing by 15.0%, Tubular and Energy Services increasing by 1.3%, and Rail Products and Services increasing by 0.7% over the prior year.
Gross profit increased by $4,213 over the prior year to $121,372 for 2019. This increase was attributable to each of our segments, with Construction Products increasing by $2,602, Rail Products and Services increasing by $1,360, and Tubular and Energy Services increasing by $251. While gross profit increased, gross profit margin for 2019 was 18.5%, or 20 basis points (“bps”) lower than the prior year. The current year margin was primarily impacted by excess operational execution costs incurred, decreased volume in our upstream energy services, and the dilutive effect of our increased volume contributions from our lower margin distribution businesses.
Selling and administrative expenses increased by $307, or 0.4%, over the prior year. The increase was primarily attributable to increases in bad debt allowance expenses of $1,395 over the prior year, costs related to the continuing implementation of our ERP system of $1,197, third-party services, including insurance services, of $976, and personnel-related costs of $906 compared to the prior year. These increases were partially offset by a reduction of legal fees related to the Union Pacific Railroad (“UPRR”) Concrete Tie Settlement of $4,485 when compared to the prior year. As a result of our continuing cost containment programs, selling and administrative expenses were reduced by 60 bps as a percentage of net sales as compared to the prior year.
For the year ended December 31, 2019, the Company recorded an expense of $3,484 related to relocation and closure activities and an expense of $2,210 related to U.S. pension settlements within “Other expense (income) - net.” Interest expense, net of interest income, for the year ended December 31, 2019 was reduced by $1,234 as a result of the $16,789 reduction in outstanding debt as well as the more favorable interest rate terms within our April 30, 2019 amended credit agreement.
The Company’s effective income tax rate for 2019 was (144.7)%, compared to (16.7)% in the prior year period. During 2019, the Company reversed $29,648 of its valuation allowance previously recorded against U.S. deferred tax assets. The positive evidence considered in evaluating U.S. deferred tax assets included cumulative financial income over the three-year period ended December 31, 2019, as well as the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax. Based on our evaluation, the Company believed it was appropriate to rely on forecasted future taxable income to support its U.S. deferred tax assets. The amount of deferred tax assets considered to be realizable, however, could be adjusted if negative evidence outweighs additional subjective evidence such as our projections for growth. In 2018, the Company’s effective tax rate was significantly affected by an increase to our domestic valuation allowance against deferred tax assets resulting from the effects of the Concrete Tie Settlement.
Net income for the year ended December 31, 2019 was $42,568, or $4.00 per diluted share, compared to net loss for the 2018 period of $31,168, or $3.01 loss per diluted share.
Results of Operations — Segment Analysis
Rail Products and Services

	Year Ended December 31,		Increase	Percent Increase
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net Sales	$321,808	$319,524	$2,284	0.7%
Gross Profit	$63,667	$62,307	$1,360	2.2%
Gross Profit Percentage	19.8%	19.5%	0.3%	1.5%
Segment Profit	$19,641	$19,468	$173	0.9%
Segment Profit Percentage	6.1%	6.1%	0.0%	0.2%
Our Rail Products and Services segment sales increased by $2,284, or 0.7%, compared to the prior year. The increase was attributable to our Rail Products business unit, which grew by $5,874 and was partially offset by a decline of $3,590 in our Rail Technologies business unit. The Rail Products increase was primarily attributable to growth the domestic transit market. We saw demand in this area as investments are being made in expansion projects to address commuter demand in congested cities. Also contributing to the growth in Rail Products were increased sales volume of new rail and insulated joint product offerings. The reduction in Rail Technologies sales was primarily attributable to the reduced activity level of the London Crossrail project, as it nears its completion.
Segment gross profit increased by $1,360, or 2.2%, which was driven by an increase in our Rail Products business unit and was partially offset by a reduction in Rail Technologies gross profit. Segment gross profit margin increased by 30 bps principally attributable to our insulated rail joint and related track accessory offerings within Rail Products and, to a lesser extent, our domestic Rail Technologies friction management operations. Additionally, gross profit in 2018 was unfavorably impacted by a charge of $611 within our Rail Technologies business unit related to a commercial decision to support a customer concern for an automation project. The Rail Products and Services segment profit for 2019 was $19,641, a segment profit margin of 6.1%, compared to $19,468, and a margin of 6.1% for 2018. Segment profit for 2019 included an increase in realized foreign exchange expense of $685 when compared to the prior year. The 2018 segment profit included an expense of $169 related to diligence activities from a business opportunity to expand our technological offerings that did not materialize.
During 2019, the new orders within the Rail Products and Services segment decreased by 5.2% when compared to the prior year. Each of the business units within the segment had decreases in new orders compared to 2018. Despite the decline in new orders, backlog increased by 6.4% compared to the prior year, ending 2019 at $103,694. The increase in backlog was driven by significant fourth quarter 2019 order activity from domestic transit authorities within our Rail Products business unit.
Construction Products

	Year Ended December 31,		Increase/(Decrease)	Percent Increase/(Decrease)
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net Sales	$182,486	$158,653	$23,833	15.0%
Gross Profit	$25,501	$22,899	$2,602	11.4%
Gross Profit Percentage	14.0%	14.4%	(0.5)%	(3.2)%
Segment Profit	$5,726	$6,798	$(1,072)	(15.8)%
Segment Profit Percentage	3.1%	4.3%	(1.1)%	(26.8)%
Our Construction Products segment sales increased $23,833, or 15.0%, compared to the prior year, which was attributable to each of our business units within the segment. Precast Concrete Products experienced a sales increase of 21.3%, primarily within building sales, driven by orders from county and municipal agencies. The Fabricated Bridge sales increase was primarily driven by our ability to secure small and midsize orders while a significantly large project did not materialize. Our favorable Piling sales results included the Port Everglades project, with the order being secured in 2018 and fulfilled during 2019.
The Construction Products segment gross profit increased by $2,602, or 11.4%, compared to the prior year. The gross profit increase was primarily due to sales volume within our Precast Concrete Products and Fabricated Bridge offerings. The gross profit and gross profit margin were unfavorably impacted by increased project costs from scope adjustments, product rework, and supply chain inefficiencies incurred within our Piling distribution lines. The segment profit of $5,726 decreased by $1,072 compared to the prior year to 3.1% of net sales. Included within segment profit for 2019 are relocation and closure costs of $1,768 related to our closure of the Spokane, WA concrete building facility and subsequent relocation of operations to Boise, ID, which was completed during the first quarter of 2020. This relocation is part of an initiative focusing on regional growth opportunities and logistical saving associated with a more centralized location closer to the Company’s existing and prospective customer base.
For 2019, the Construction Products segment had a 3.1% decrease in new orders compared to the prior year period. This decrease was attributable to Piling as a project comparable to the 2018 Port Everglades order was not secured during the 2019 period. The segment’s backlog as of December 31, 2019 was $92,280, a 3.3% decrease compared to the prior year end.
Tubular and Energy Services

	Year Ended December 31,		Increase/(Decrease)	Percent Increase/(Decrease)
	2019	2018	2019 vs. 2018	2019 vs. 2018
Net Sales	$150,763	$148,792	$1,971	1.3%
Gross Profit	$32,204	$31,953	$251	0.8%
Gross Profit Percentage	21.4%	21.5%	(0.1)%	(0.5)%
Segment Profit	$11,147	$12,647	$(1,500)	(11.9)%
Segment Profit Percentage	7.4%	8.5%	(1.1)%	(13.0)%
Our Tubular and Energy Services segment sales increased by $1,971, or 1.3%, compared to the prior year. The increase was supported by our Protective Coatings and Measurement Systems business unit. The increase in demand for midstream infrastructure led to a 12.1% increase in Protective Coatings and Measurement Systems sales. The increase was partially offset by a reduction of sales of 14.7% in our Test, Inspection, and Threading Services business unit as weakness in the upstream energy market led to a decline in demand for our provided services.
Tubular and Energy Services gross profit increased by $251, which was favorably impacted by both sales volume and improved margins within Protective Coatings and Measurement Systems business. The increase was partially offset by a reduction in our Test, Inspection, and Threading Services gross profit, which was caused by the decreased sales volume. The segment profit decreased to $11,147, or 7.4% of net sales, in 2019 compared to $12,647, or 8.5% of net sales, in 2018. Included in 2019 segment profit are closure costs of $1,716 related to three separate site closings during the year and an increase in bad debt expense of $610. In 2018, segment profit was negatively impacted by the sale of a 54.5 acre greenfield plot of land which resulted in a $269 loss, a $786 loss on the sale or disposal of multiple fixed assets, and expenses of $586 related to a site closure as management positions the segment away from non-core assets.

The Tubular and Energy Services segment had an increase in new orders of 4.6% compared to the prior year period. The increase in new orders during 2019 was due to the demand created by midstream energy markets continuing to invest in their infrastructure, which favorably impacted our Protective Coating and Measurement Systems business unit operating results. The increase in new orders, specifically during the fourth quarter, led to a 23.7% increase in backlog, with a December 31, 2019 balance of $34,093.
Liquidity and Capital Resources
Total debt as of December 31, 2019 and 2018 was $58,193 and $74,982, respectively, and was primarily comprised of borrowings on the revolving credit facility and our term loan. Our need for liquidity relates primarily to working capital requirements for operating activities, debt service payments, and capital expenditures.
The change in cash and cash equivalents for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$29,297	$25,964
Net cash (used in) provided by investing activities	(7,680)	2,248
Net cash used in financing activities	(18,246)	(55,300)
Effect of exchange rate changes on cash and cash equivalents	525	(308)
Net increase (decrease) in cash and cash equivalents	$3,896	$(27,396)
Cash Flows from Operating Activities
During the year ended December 31, 2019, net cash provided by operating activities was $29,297 compared to $25,964 during the prior year period. For the year ended December 31, 2019, income and adjustments to income from operating activities provided $37,229 compared to $34,367 in 2018. Working capital and other assets and liabilities used $7,932 in the current period compared to $8,403 during 2018. During the year ended December 31, 2019, the Company made payments of $10,000 related to the UPRR Concrete Tie Settlement.
The Company’s calculation of days sales outstanding was 49 days as of December 31, 2019 compared to 50 days as of December 31, 2018. We believe our receivables portfolio is strong.
Cash Flows from Investing Activities
For the year ended December 31, 2019, the Company had capital expenditures of $8,831, a $3,580 increase from 2018. The current year expenditures were primarily related to plant expansion and automation integration programs within our Tubular and Energy Services segment, the purchase of a continuous welded rail car and unloader within our Rail Products and Services segment, and general plant and operational improvements. The capital expenditures during 2018 related to general plant and operational improvements. The Company received proceeds of $1,151 from the sale of assets during the year ended December 31, 2019 compared to $2,389 in 2018. The current year proceeds were primarily attributable to the sale of land and improvements in Castle Rock, CO. The 2018 proceeds were primarily from the sale of a greenfield site in Willis, TX in the Tubular and Energy Services segment. On August 1, 2018, the Company executed the sale of its 45% ownership in L B Pipe and Couplings Products, LLC (“L B Pipe JV”), which provided $3,875 and $1,235 from the sale of its ownership interest and repayment of revolving line of credit from L B Pipe JV, respectively.
Cash Flows from Financing Activities
The Company reduced its outstanding debt by $16,789 during the year ended December 31, 2019 primarily from operational cash flows and proceeds from the sale of non-core assets. During the year ended December 31, 2018, the Company reduced outstanding debt by $54,984, primarily from international excess cash repatriation, proceeds from the sale of non-core assets, and operational cash flows. The Company paid $836 in financing fees related to our 2019 amended credit facility agreement.
Financial Condition
The Company generated $29,297 from cash flows from operations during 2019 that was utilized to make payments against our revolving credit facility and fund capital expenditures. As of December 31, 2019, we had $14,178 in cash and cash equivalents and $105,640 of availability under the Third Amended and Restated Credit Agreement while carrying $58,193 in total debt. We believe this liquidity will provide adequate flexibility to operate the business in a prudent manner, continue to service our revolving credit facility, and be better leveraged to weather any future downturn in our markets.
Non-domestic cash balances of $13,660 are held in various locations throughout the world. Management determined that should the cash balances of our Canadian and U.K. subsidiaries exceed our projected capital needs, excess funds will continue to be repatriated. There were no such repatriations of excess cash during 2019.
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
The Amended Credit Agreement includes three financial covenants: (a) Maximum Gross Leverage Ratio, defined as the Company’s consolidated Indebtedness divided by the Company’s consolidated EBITDA, which must not exceed (i) 3.25 to 1.00 for all testing periods other than during an Acquisition Period, as defined in the Amended Credit Agreement, and (ii) 3.50 to 1.00 for all testing periods occurring during an Acquisition Period; (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company’s consolidated EBITDA divided by the Company’s Fixed Charges, as defined in the Amended Credit Agreement, which must be a minimum of 1.25 to 1.00; and (c) Minimum Working Capital to Revolving Facility Usage Ratio, defined as the sum of the inventory and accounts receivable of the Borrowers and certain other Guarantors divided by the Revolving Facility Usage, as defined in the Amended Credit Agreement, which must be a minimum of 1.40 to 1.00.
As of December 31, 2019, the Company was in compliance with the covenants in the Amended Credit Agreement.
To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017 at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. As of December 31, 2019, the swap liability was $480, and as of December 31, 2018, the swap asset was $675. The Company continues to monitor the impact of the dissolution of LIBOR and its effect on our LIBOR-based interest rate swaps.
For a discussion of the terms and availability of the Company’s credit facilities, please see Part II, Item 8, Financial Statements and Supplementary Data, Note 10 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.
Tabular Disclosure of Contractual Obligations
A summary of the Company’s required payments under financial instruments and other commitments as of December 31, 2019 are presented in the following table:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Cash Obligations
Revolving credit facility (1)	$33,868	$—	$—	$33,868	$—
Term loan (1)	23,750	2,500	5,000	16,250	—
Interest	5,250	2,700	2,100	450	—
Other debt	575	405	149	21	—
Pension plan contributions	918	918	—	—	—
Operating leases (2)	14,800	3,351	4,236	3,180	4,033
U.S. transition tax	2,205	210	420	919	656
Concrete Tie Settlement (3)	40,000	8,000	16,000	16,000	—
Purchase obligations not reflected in the financial statements	72,138	72,138	—	—	—
Total contractual cash obligations	$193,504	$90,222	$27,905	$70,688	$4,689
Other Financial Commitments
Standby letters of credit	$492	$492	$—	$—	$—
1.Repayments of outstanding loan balances are disclosed in Note 10 to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data of this report.

2.Additional information on operating leases is disclosed in Note 8 to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data of this report.
3.Further detail on the UPRR Concrete Tie Settlement is disclosed in Note 18 to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data of this report.
Other long-term liabilities include items such as deferred income taxes which are not contractual obligations by nature. The Company cannot estimate the settlement years for these items and has excluded them from the above table.
Management believes its internal and external sources of funds are adequate to meet anticipated needs, including those disclosed above, for the foreseeable future.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include the purchase obligations and standby letters of credit disclosed within the contractual obligations table above in the “Liquidity and Capital Resources” section. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.
Backlog
Although backlog is not necessarily indicative of future operating results, the following table provides the backlog by business segment:

	December 31,
	2019	2018
Rail Products and Services	$103,694	$97,447
Construction Products	92,280	95,419
Tubular and Energy Services	34,093	27,552
Total backlog	$230,067	$220,418
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

Revenue Recognition - We account for revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” whereby the unit of account is a performance obligation. The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time. The Company recognizes revenue at the point in time at which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer, and revenue is not recognized until the customer has received the products at its physical location.
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
The Company’s performance obligations under long-term agreements with its customers are generally satisfied as over time. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Contract assets from over time contracts are recorded in “Inventories - net” within the Consolidated Balance Sheets and contract liabilities from over time contracts are recorded in “Deferred revenue” within the Consolidated Balance Sheets.
Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, cost and availability of materials, and timing of funding by customers. The nature of these long-term agreements may give rise to several types of variable considerations, such as claims, awards, and incentive fees. Historically, these amounts of variable consideration have not been considered significant. Contract estimates may include additional revenue for submitted contract modifications if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at that time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. As significant changes in the above estimates could impact the timing and amount of revenue and profitability of our long-term contracts, we review and update contract-related estimates regularly. In the event a contract loss becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statements of Operations.
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
A number of significant assumptions and estimates are involved in the estimation of the fair value of reporting units, including the identification of macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. The estimated fair value of a reporting unit is sensitive to changes in assumptions, including forecasted future operating cash flows, weighted-average cost of capital, terminal growth rates, and industry multiples.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of L.B. Foster Company and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990

Pittsburgh, Pennsylvania
February 27, 2020

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$14,178	$10,282
Accounts receivable - net (Note 5)	78,575	86,123
Inventories - net (Note 6)	119,301	124,504
Other current assets	4,610	5,763
Total current assets	216,664	226,672
Property, plant, and equipment - net (Note 7)	82,314	86,857
Operating lease right-of-use assets - net (Note 8)	13,274	—
Other assets:
Goodwill (Note 4)	19,565	19,258
Other intangibles - net (Note 4)	43,514	49,836
Deferred tax assets (Note 14)	28,638	—
Other assets	1,202	626
TOTAL ASSETS	$405,171	$383,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$66,361	$78,269
Deferred revenue (Note 9)	8,446	6,619
Accrued payroll and employee benefits	14,096	12,993
Accrued warranty (Note 18)	1,222	2,057
Current portion of accrued settlement (Note 18)	8,000	10,000
Current maturities of long-term debt (Note 10)	2,905	629
Other accrued liabilities	15,714	13,624
Total current liabilities	116,744	124,191
Long-term debt (Note 10)	55,288	74,353
Deferred tax liabilities (Note 14)	4,751	5,287
Long-term portion of accrued settlement (Note 18)	32,000	40,000
Long-term operating lease liabilities (Note 8)	10,268	—
Other long-term liabilities	16,258	17,299
Stockholders' equity:
Common stock, par value $0.01 authorized 20,000,000 shares; shares issued at December 31, 2019 and December 31, 2018, 11,115,779; shares outstanding at December 31, 2019 and December 31, 2018, 10,422,091 and 10,366,007, respectively (Note 11)	111	111
Paid-in capital	49,204	48,040
Retained earnings	157,525	114,324
Treasury stock - at cost, common stock, shares at December 31, 2019 and December 31, 2018, 693,688 and 749,772, respectively (Note 11)	(16,795)	(18,165)
Accumulated other comprehensive loss (Note 12)	(20,183)	(22,191)
Total stockholders' equity	169,862	122,119
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$405,171	$383,249
The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2019	2018
Sales of goods	$508,504	$463,165
Sales of services	146,553	163,804
Total net sales	655,057	626,969
Cost of goods sold	416,748	380,395
Cost of services sold	116,937	129,415
Total cost of sales	533,685	509,810
Gross profit	121,372	117,159
Selling and administrative expenses	87,986	87,679
Amortization expense (Note 4)	6,577	7,098
Concrete Tie Settlement expense (Note 18)	—	43,400
Interest expense - net	4,920	6,154
Other expense (income) - net (Note 20)	4,492	(461)
Total expenses	103,975	143,870
Income (loss) before income taxes	17,397	(26,711)
Income tax (benefit) expense	(25,171)	4,457
Net income (loss)	$42,568	$(31,168)
Basic earnings (loss) per common share	$4.09	$(3.01)
Diluted earnings (loss) per common share	$4.00	$(3.01)

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2019	2018
Net income (loss)	$42,568	$(31,168)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,033	(4,405)
Unrealized (loss) gain on cash flow hedges, net of tax expense of $296 and $0, respectively	(859)	453
Pension and post-retirement benefit plans benefit (expense), net of tax expense (benefit) of $523 and $(36), respectively	1,406	(543)
Reclassification of pension liability adjustments to earnings, net of tax expense of $26 and $4, respectively*	61	71
Other comprehensive income (loss)	2,641	(4,424)
Comprehensive income (loss)	$45,209	$(35,592)

* Reclassifications out of Accumulated other comprehensive loss for pension obligations are reflected in selling and administrative expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$42,568	$(31,168)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Deferred income taxes	(29,510)	(1,598)
Depreciation	11,054	11,495
Amortization	6,577	7,098
Concrete Tie Settlement expense (Note 18)	—	43,400
Equity (income) loss in nonconsolidated investments	(17)	7
Loss on sales and disposals of property, plant, and equipment	1,192	1,297
Stock-based compensation	3,155	3,836
Pension settlement	2,210	—
Change in operating assets and liabilities:
Accounts receivable	7,928	(11,438)
Inventories	6,688	(23,403)
Other current assets	1,496	140
Prepaid income tax	(1,703)	(249)
Other noncurrent assets	(402)	1,319
Accounts payable	(12,690)	24,210
Deferred revenue	1,782	(3,491)
Accrued payroll and employee benefits	1,018	1,233
Accrued settlement	(10,000)	—
Other current liabilities	(933)	4,046
Other liabilities	(1,116)	(770)
Net cash provided by operating activities	29,297	25,964
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	1,151	2,389
Capital expenditures on property, plant, and equipment	(8,831)	(5,251)
Proceeds from sale of equity method investment	—	3,875
Repayment of revolving line of credit from equity method investment	—	1,235
Net cash (used in) provided by investing activities	(7,680)	2,248
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(210,323)	(195,254)
Proceeds from debt	193,534	140,270
Debt issuance costs	(836)	—
Treasury stock acquisitions	(621)	(316)
Net cash used in financing activities	(18,246)	(55,300)
Effect of exchange rate changes on cash and cash equivalents	525	(308)
Net increase (decrease) in cash and cash equivalents	3,896	(27,396)
Cash and cash equivalents at beginning of period	10,282	37,678
Cash and cash equivalents at end of period	$14,178	$10,282
Supplemental disclosure of cash flow information:
Interest paid	$4,587	$5,577
Income taxes paid	$6,513	$4,512

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2018	$111	$45,017	$145,797	$(18,662)	$(17,767)	$154,496
Adjustment to adopt ASU 2016-16	—	—	(305)	—	—	(305)
Net loss	—	—	(31,168)	—	—	(31,168)
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	(472)	(472)
Foreign currency translation adjustment	—	—	—	—	(4,405)	(4,405)
Unrealized derivative gain on cash flow hedges	—	—	—	—	453	453
Issuance of 25,431 common shares, net of shares withheld for taxes	—	(813)	—	497	—	(316)
Stock-based compensation	—	3,836	—	—	—	3,836
Balance, December 31, 2018	111	48,040	114,324	(18,165)	(22,191)	122,119
Adjustment to adopt ASU 2018-02	—	—	633	—	(633)	—
Net income	—	—	42,568	—	—	42,568
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	1,467	1,467
Foreign currency translation adjustment	—	—	—	—	2,033	2,033
Unrealized derivative loss on cash flow hedges	—	—	—	—	(859)	(859)
Issuance of 56,084 common shares, net of shares withheld for taxes	—	(1,991)	—	1,370	—	(621)
Stock-based compensation	—	3,155	—	—	—	3,155
Balance, December 31, 2019	$111	$49,204	$157,525	$(16,795)	$(20,183)	$169,862

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
Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgements, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and changes in these estimates are recorded when known.
Significant accounting policies
Cash and cash equivalents
The Company considers cash and other instruments with maturities of three months or less when purchased to be cash and cash equivalents. The Company invests available funds in a manner to maximize returns, preserve investment principal, and maintain liquidity, while seeking the highest yield available.
Cash and cash equivalents held in non-domestic accounts were $13,660 and $8,058 as of December 31, 2019 and 2018, respectively. Included in non-domestic cash equivalents are investments in bank term deposits of approximately $17 and $16 as of December 31, 2019 and 2018, respectively. The carrying amounts approximated fair value due to the short maturity of the instruments.
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
Property, plant, and equipment
Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of 7 to 40 years for buildings and 2 to 13 years for machinery and equipment. Leasehold improvements are amortized over 6 to 10 years, which represent the lives of the respective leases or the lives of the improvements, whichever is shorter. Depreciation expense is recorded within “Cost of goods sold,” “Cost of services sold,” and “Selling and administrative expenses” on the Consolidated Statements of Operations based upon the particular asset’s use. The Company reviews a long-lived asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recognizes an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no property, plant, and equipment impairments recorded for the years ended December 31, 2019 and 2018.
Maintenance, repairs, and minor renewals are charged to operations as incurred. Major renewals and betterments that substantially extend the useful life of the property are capitalized at cost. Upon sale or other disposition of assets, the costs and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in “Other income or expense.”
Allowance for doubtful accounts
The allowance for doubtful accounts is recorded to reflect the estimated realization of the Company’s accounts receivable and includes assessments of the probability of collection and the credit-worthiness of certain customers. Reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” on the Consolidated Statements of Operations. The Company reviews its accounts receivable aging and calculates an allowance through application of historic reserve factors to overdue receivables. This calculation is supplemented by specific account reviews performed by the Company’s credit department. As necessary, the application of the Company’s allowance rates to specific customers is reviewed and adjusted to more accurately reflect the credit risk inherent within that customer relationship.
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
The Company’s fourth quarter 2019 annual test included the assessment of qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit is less than its carrying value. The qualitative assessment encompassed a review of events and circumstances specific to each reporting unit with goodwill, as well as specific to the entity as a whole. The Company’s qualitative assessment considered, among other things, factors such as macroeconomic conditions, industry and market considerations, including changes in the Company’s stock price and market multiples, projected financial performance, cost factors, changes in carrying values, and other relevant factors. Considering the totality of the qualitative factors assessed, based on the weight of evidence, no circumstances existed that would indicate it was more likely than not that goodwill was impaired. There was no goodwill impairment recognized during 2019 or 2018. The Company continues to monitor the recoverability of the long-lived assets associated with certain reporting units of the Company and the long-term financial projections of the businesses. Sustained declines in the markets we serve may result in future long-lived asset impairment.
The Company has no indefinite-lived intangible assets. The Company reviews a long-lived intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. All intangible assets are amortized over their estimated useful lives. There were no definite-lived intangible asset impairments during the years ended December 31, 2019 and 2018.
Environmental remediation and compliance
Environmental remediation costs are accrued when the liability is probable and costs are estimable. Environmental compliance costs, which principally include the disposal of waste generated by routine operations, are expensed as incurred. Capitalized environmental costs, when appropriate, are depreciated over their useful life. Reserves are not reduced by potential claims for recovery and are not discounted. Claims for recovery are recognized as agreements are reached with third parties or as amounts are received. Reserves are periodically reviewed throughout the year and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations. See Note 18 for additional information regarding the Company’s outstanding environmental and litigation reserves.
Revenue recognition
The Company’s revenues are comprised of product and service sales, including products and services provided under long-term agreements with its customers. All revenue is recognized when the Company satisfies its performance obligations under the contract, either implicit or explicit, by transferring the promised product or rendering a service to its customer either when or as its customer obtains control of the product or the service is rendered. Deferred revenue consists of customer billings or payments received for which the revenue recognition criteria have not yet been met as well as contract liabilities (billings in excess of costs) on over time contracts. Advance payments from customers typically relate to contracts for which the Company has significantly fulfilled its obligations, but due to the Company’s continuing involvement with the project, revenue is precluded from being recognized until the performance obligation is met for the customer. See Note 3 for additional information.
Product warranty
The Company maintains a current warranty liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales based upon historical experience. For long-lived construction products, a warranty is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims or due to changes in the Company’s historical warranty experience. As of December 31, 2019 and 2018, the product warranty reserve was $1,222 and $2,057, respectively. See Note 18 for additional information regarding the product warranty.
Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred taxes are measured using enacted tax laws and rates expected to be in effect when such differences are recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date of the change. The Company has also elected to record global intangible low-taxed income (“GILTI”) as period costs if and when incurred.

The Company makes judgments regarding the recognition of deferred tax assets and the future realization of these assets. As prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 740, “Income Taxes” and applicable guidance, valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The guidance requires the Company to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. The determination of whether the positive evidence outweighs the negative evidence and quantification of the valuation allowance requires the Company to make estimates and judgments of future financial results. The Company has concluded that for purposes of quantifying valuation allowances, it would be appropriate to consider the reversal of taxable temporary differences related to indefinite-lived intangible assets when assessing the realizability of deferred tax assets that upon reversal, would give rise to operating losses that do not expire.
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
Foreign currency translation
The assets and liabilities of our foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted-average rates of exchange during the year. The translation adjustment is accumulated as a separate component of “Accumulated other comprehensive loss” within our Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in “Other income or expense.” For the years ended December 31, 2019 and 2018, foreign currency transaction losses of approximately $202 and gains of $483, respectively, were included in “Other expense (income) - net” in the Consolidated Statements of Operations.
Research and development
The Company expenses research and development costs as costs are incurred. For the years ended December 31, 2019 and 2018, research and development expenses were $2,614 and $2,646, respectively, and were principally related to the Company’s friction management and railroad monitoring system products within the Rail Products and Services segment.
Reclassifications
Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes principally to conform to the presentation in the current year period.
Recently issued accounting guidance
In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software” (“ASU 2018-15”). ASU 2018-15 requires capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. The amendments in ASU 20118-15 are effective for fiscal years beginning after December 15, 2019 and for interim periods therein with early adoption permitted. The Company evaluated the potential impact of ASU 2018-15 on its consolidated financial position, results of operations, and cash flows and anticipates the adoption will have an immaterial effect on the Company’s Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to trade receivables, other receivables, and most debt instruments. The CECL model does not have a minimum threshold for recognition of impairment losses, and entities will need to measure expected credit losses on assets that have a low risk of loss. The new standard will become effective for the Company January 1, 2020 and will be applied using the modified retrospective basis. The Company anticipates the adoption of this standard will not have a material impact on the Company’s Consolidated Financial Statements.
Recently adopted accounting guidance
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new accounting requirements include the accounting for, presentation of, and classification of leases. The guidance resulted in most leases being capitalized as a right-of-use asset with a related balance sheet liability. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted the provisions of ASU 2016-02 on January 1, 2019, using the modified retrospective approach as of the beginning of the period of adoption. Additionally, the Company has elected to apply the practical expedients for leases that commenced prior to the effective date, not to apply the recognition requirements in the standard to short-term leases, and not to separate non-lease components from lease components. The Company has presented the disclosures required by ASU 2016-02 in Note 8.

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
Note 2. Business Segments
The Company is a leading manufacturer and distributor of products and provider of services for transportation and energy infrastructure with locations in North America and Europe. The Company is organized and operates in three different operating segments: the Rail Products and Services segment, the Construction Products segment, and the Tubular and Energy Services segment. The segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred; (b) whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who makes decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. Operating segments are evaluated on their segment profit contribution to the Company’s consolidated results. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis.
The Company markets its products directly in all major industrial areas of the United States, Canada, and Europe, primarily through an internal sales force.
The Company’s Rail Products and Services segment provides a full line of new and used rail, trackwork, and accessories to railroads, mines, and other customers in the rail industry. The Rail Products and Services segment also designs and produces insulated rail joints, power rail, track fasteners, concrete railroad ties, coverboards, and special accessories for mass transit and other rail systems. In addition, the Rail Products and Services segment engineers, manufactures, and assembles friction management products and railway wayside data collection, application systems, railroad condition monitoring systems and equipment, wheel impact load detection, fire protection systems, and management systems.
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
Management believes the allocation of corporate operating expenses provides an accurate presentation of how the segments utilize corporate support activities. This provides the CODM a meaningful segment profitability reporting to support operating decisions and the allocation of resources.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies found in Note 1.
The operating results and assets of the Company’s operating segments were as follows as of and for the year ended December 31, 2019:

	Net Sales	Segment Profit	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail Products and Services	$321,808	$19,641	$186,323	$6,469	$2,293
Construction Products	182,486	5,726	83,049	1,660	1,266
Tubular and Energy Services	150,763	11,147	77,320	8,174	4,920
Total	$655,057	$36,514	$346,692	$16,303	$8,479

The operating results and assets of the Company’s operating segments were as follows as of and for the year ended December 31, 2018:

	Net Sales	Segment Profit	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail Products and Services	$319,524	$19,468	$175,704	$6,810	$941
Construction Products	158,653	6,798	97,133	1,728	796
Tubular and Energy Services	148,792	12,647	90,402	8,790	3,212
Total	$626,969	$38,913	$363,239	$17,328	$4,949
During 2019 and 2018, no single customer accounted for more than 10% of the Company’s consolidated net sales. Sales between segments were immaterial.
Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets to the Company’s consolidated totals are as follows as of and for the years ended December 31:

	2019	2018
Income from Operations:
Total segment profit	$36,514	$38,913
Interest expense - net	(4,920)	(6,154)
Other (expense) income	(4,492)	461
Concrete Tie Settlement expense (Note 18)	—	(43,400)
Corporate expense and other unallocated charges	(9,705)	(16,531)
Income (loss) before income taxes	$17,397	$(26,711)
Assets:
Total segment assets	$346,692	$363,239
Unallocated corporate assets	58,479	20,010
Assets	$405,171	$383,249
Depreciation/Amortization:
Total segment depreciation/amortization	$16,303	$17,328
Other	1,328	1,265
Depreciation/amortization	$17,631	$18,593
Expenditures for Long-Lived Assets:
Total segment expenditures for long-lived assets	$8,479	$4,949
Other expenditures for long-lived assets	352	302
Expenditures for long-lived assets	$8,831	$5,251

The following table summarizes the Company’s sales by major geographic region in which the Company had operations for the years ended December 31:

	2019	2018
United States	$529,363	$484,907
United Kingdom	41,879	66,451
Canada	57,574	42,810
Other	26,241	32,801
Total net sales	$655,057	$626,969

The following table summarizes the Company’s long-lived assets by geographic region as of December 31:

	2019	2018
United States	$77,101	$81,135
Canada	3,590	4,036
United Kingdom	1,610	1,671
Other	13	15
Total property, plant, and equipment - net	$82,314	$86,857
The following table summarizes the Company’s sales by major product line for the years ended December 31:

	2019	2018
Rail Products	$194,464	$188,590
Rail Technologies	127,344	130,934
Piling and Fabricated Bridge Products	114,076	102,246
Protective Coatings and Measurement Systems	99,760	89,026
Precast Concrete Products	68,410	56,407
Test, Inspection, and Threading Services	51,003	59,766
Total net sales	$655,057	$626,969

Note 3. Revenue
The Company’s revenues are comprised of product and service sales, including products and services provided under long-term agreements with its customers. All revenue is recognized when the Company satisfies its performance obligations under the contract, either implicit or explicit, by transferring the promised product or rendering a service to its customer either when or as its customer obtains control of the product or as the service is rendered. A performance obligation is a promise in a contract to transfer a distinct product or render a specific service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer products or render services is not separately identifiable from other promises in the contract and, therefore, not distinct. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. Revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales, value added, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis. Shipping and handling costs are included in cost of goods sold.
The Company’s performance obligations under long-term agreements with its customers are generally satisfied as over time. Over time revenue is primarily comprised of transit infrastructure projects within Rail Products and Rail Technologies, long-term bridge projects within Piling and Fabricated Bridge Products, precast concrete buildings within Precast Concrete Products, and custom precision metering systems within Protective Coatings and Measurement Systems. Revenue from products or services provided to customers over time accounted for 28.5% and 26.0% of revenue for the years ended December 31, 2019 and 2018, respectively. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Revenue recognized over time using an input measure was $136,014 and $121,919 for the years ended December 31, 2019 and 2018, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $50,761 and $41,334 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company had contract assets of $37,032 and $26,692, respectively, that were recorded in “Inventories - net” within the Consolidated Balance Sheets. As of December 31, 2019 and 2018, the Company had contract liabilities of $4,472 and $1,505, respectively, that were recorded in “Deferred revenue” within the Consolidated Balance Sheets.
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
The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time, which is inherent in all major product and service categories. Point in time revenue accounted for 71.5% and 74.0% of revenue for the years ended December 31, 2019 and 2018, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at a designated physical location.
The following table summarizes the Company’s net sales by major product and service category:

	December 31,
	2019	2018
Rail Products	$194,464	$188,590
Rail Technologies	127,344	130,934
Rail Products and Services	321,808	319,524
Piling and Fabricated Bridge Products	114,076	102,246
Precast Concrete Products	68,410	56,407
Construction Products	182,486	158,653
Test, Inspection, and Threading Services	51,003	59,766
Protective Coatings and Measurement Systems	99,760	89,026
Tubular and Energy Services	150,763	148,792
Total net sales	$655,057	$626,969
For the years ended December 31, 2019 and 2018, net sales by the timing of the transfer of goods and services are as follows:

Year ended December 31, 2019	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$240,047	$115,590	$112,645	$468,282
Over time	81,761	66,896	38,118	186,775
Total net sales	$321,808	$182,486	$150,763	$655,057

Year ended December 31, 2018	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$232,814	$106,168	$124,734	$463,716
Over time	86,710	52,485	24,058	163,253
Total net sales	$319,524	$158,653	$148,792	$626,969
The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets, included in “Inventories - net”), and billings in excess of costs (contract liabilities, included in “Deferred revenue”) on the Consolidated Balance Sheets.
Significant changes in contract assets during the year ended December 31, 2019 and 2018 included transfers to receivables from contract assets recognized at the beginning of the period of $24,487 and $18,941, respectively. Significant changes in contract liabilities during the year ended December 31, 2019 and 2018 included increases of $4,358 and $1,447, respectively, due to billings in excess of costs, excluding amounts recognized as revenue during the period. Contract liabilities were reduced due to revenue recognized during the year ended December 31, 2019 and 2018 of $1,462 and $1,141, respectively, that were included in the contract liabilities at the beginning of the respective period.
As of December 31, 2019, the Company had approximately $230,067 of remaining performance obligations, which is also referred to as backlog. Approximately 8.3% of the backlog as of December 31, 2019 was related to projects that are anticipated to extend beyond December 31, 2020.

Note 4. Goodwill and Other Intangible Assets
As of December 31, 2019 and 2018, the following table represents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance as of December 31, 2018:	$14,111	$5,147	$—	$19,258
Foreign currency translation impact	307	—	—	307
Balance as of December 31, 2019:	$14,418	$5,147	$—	$19,565
As of December 31, 2019 and 2018, the components of the Company’s intangible assets were as follows:

	December 31, 2019
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$1,272	$(1,259)	$13
Patents	10	377	(188)	189
Customer relationships	18	37,498	(13,945)	23,553
Trademarks and trade names	16	7,787	(3,551)	4,236
Technology	13	35,728	(20,205)	15,523
		$82,662	$(39,148)	$43,514

	December 31, 2018
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$1,372	$(1,046)	$326
Patents	10	358	(165)	193
Customer relationships	18	37,129	(11,388)	25,741
Trademarks and trade names	15	8,481	(3,416)	5,065
Technology	14	35,640	(17,129)	18,511
		$82,980	$(33,144)	$49,836
Intangible assets are amortized over their useful lives ranging from 4 to 25 years, with a total weighted average amortization period of approximately 16 years. Amortization expense for the years ended December 31, 2019 and 2018 was $6,577 and $7,098, respectively. During the years ended December 31, 2019 and 2018 certain fully amortized intangible assets of $124 and $2,830, respectively, related to non-compete agreements and $723 and $1,560, respectively, related to trademarks and trade names were eliminated from gross intangible assets and accumulated amortization.
Estimated annual amortization expense for the years ending December 31, 2020 and thereafter is as follows:

Year Ending December 31,
2020	$5,910
2021	5,875
2022	5,791
2023	5,314
2024	4,288
2025 and thereafter	16,336
$43,514

Note 5. Accounts Receivable
Accounts receivable as of December 31, 2019 and 2018 are summarized as follows:

	December 31,
	2019	2018
Accounts receivable	$79,675	$87,055
Allowance for doubtful accounts	(1,100)	(932)
Accounts receivable - net	$78,575	$86,123

Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Consolidated Statements of Operations, and were income of $48 and $1,443 for the years ended December 31, 2019 and 2018, respectively.
The Company’s customers are principally in the transportation and energy infrastructure sectors. As of December 31, 2019 and 2018, trade receivables, net of allowance for doubtful accounts, from customers were as follows:

	December 31,
	2019	2018
Rail Products and Services	$44,941	$43,180
Construction Products	19,301	19,998
Tubular and Energy Services	14,205	19,121
Trade accounts receivable - net	$78,447	$82,299
Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices.

Note 6. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory as of December 31, 2019 and 2018 are summarized in the following table:

	December 31,
	2019	2018
Finished goods	$59,864	$69,041
Contract assets	37,032	26,692
Work-in-process	3,728	6,940
Raw materials	18,677	21,831
Inventories - net	$119,301	$124,504

Note 7. Property, Plant, and Equipment
Property, plant, and equipment as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Land	$11,076	$12,440
Improvements to land and leaseholds	17,172	17,610
Buildings	35,241	34,608
Machinery and equipment, including equipment under finance leases	122,599	120,914
Construction in progress	5,234	3,083
Gross property, plant, and equipment	191,322	188,655
Less: accumulated depreciation and amortization, including accumulated amortization of finance leases	(109,008)	(101,798)
Property, plant, and equipment - net	$82,314	$86,857
Depreciation expense, including amortization of assets under capital leases, for the years ended December 31, 2019 and 2018 amounted to $11,054 and $11,495, respectively.
During the year ended December 31, 2019, the Company sold land and building for cash proceeds of $900, resulting in a gain of $198. During the year ended December 31, 2018, the Company sold 54.5 acres of land in exchange for cash proceeds of $2,047, resulting in a loss of $269.

Note 8. Leases
On January 1, 2019, the Company adopted ASU 2016-02 and all related amendments using the modified retrospective approach, which resulted in an increase in assets of $13,585 and an increase in current and long-term liabilities of $3,322 and $10,263, respectively. This adoption did not affect the Company’s results of operations or cash flows.
The Company determines if an arrangement is a lease at its inception. Operating leases are included in “Operating lease right-of-use assets,” “Other current liabilities,” and “Long-term operating lease liabilities” within the Company’s Consolidated Balance

Sheets. Finance leases are included in “Property, plant, and equipment - net,” “Current maturities of long-term debt,” and “Long-term debt” in the Company’s Consolidated Balance Sheets.
Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments. The Company uses the implicit rate when readily determinable. The operating lease right-of-use asset also includes indirect costs incurred and lease payments made prior to the commencement date, less any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease and will be recognized when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components that it accounts for as a single lease component. Also, for certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities.
Finance lease and lessor accounting recognition has remained substantially unchanged under ASU 2016-02. The adoption of ASU 2016-02 had no impact on the Company’s balance sheet, results of operations, or cash flows for finance leases.
The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of December 31, 2019, its leases had remaining lease terms of 1 to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year. As of December 31, 2019, the Company’s operating leases had a weighted average remaining lease term of 7 years and a weighted average discount rate of 5.1%. As of December 31, 2019, the Company’s finance leases had a weighted average remaining lease term of 1 year and a weighted average discount rate of 4.3%.
The balance sheet components of the Company’s leases were as follows as of December 31, 2019:

December 31, 2019
Operating leases
Operating lease right-of-use assets	$13,274
Other current liabilities	$3,006
Long-term operating lease liabilities	10,268
Total operating lease liabilities	$13,274
Finance leases
Property, plant, and equipment	$3,518
Accumulated amortization	(2,943)
Property, plant, and equipment - net	$575
Current maturities of long-term debt	$405
Long-term debt	170
Total finance lease liabilities	$575
The components of lease expense within the Company’s Consolidated Statements of Operations were as follows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Finance lease cost:
Amortization of finance leases	$722	$731
Interest on lease liabilities	57	50
Operating lease cost	3,930	4,825
Sublease income	(18)	(37)
Total lease cost	$4,691	$5,569

The cash flow components of the Company’s leases were as follows for the year ended December 31, 2019:

Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,676)
Financing cash flows from finance leases	(722)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$3,619
As of December 31, 2019, estimated annual maturities of lease liabilities for the year ending December 31, 2020 and thereafter were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2020	$3,351	$450
2021	2,384	131
2022	1,852	47
2023	1,640	17
2024	1,540	11
2025 and there after	4,033	—
	14,800	656
Interest	(1,526)	(81)
Total	$13,274	$575

Note 9. Deferred Revenue
Deferred revenue of $8,446 and $6,619 as of December 31, 2019 and 2018, respectively, consists of customer billings or payments received for which the revenue recognition criteria have not yet been met as well as contract liabilities (billings in excess of costs) on over time revenue projects. As of December 31, 2019 and 2018, contract liabilities, recorded within “Deferred revenue,” was $4,472 and $1,505, respectively. Advanced payments from customers typically relate to contracts with respect to which the Company has significantly fulfilled its obligations, but due to the Company’s continuing involvement with the project, revenue is not recognized until title, ownership, and risk of loss have passed to the customer.

Note 10. Long-Term Debt and Related Matters
Long-term debt as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Revolving credit facility with an interest rate of 4.28% as of December 31, 2019 and 4.80% as of December 31, 2018	$33,868	$74,008
Term loan payable in quarterly installments through April 30, 2024 with an interest rate of 4.19% at December 31, 2019	23,750	—
Lease obligations payable in installments through 2024 with a weighted average interest rate of 3.63% as of December 31, 2019 and 3.32% as of December 31, 2018	575	974
Total debt	58,193	74,982
Less: current maturities	(2,905)	(629)
Long-term portion	$55,288	$74,353

The expected maturities of long-term debt for December 31, 2020 and thereafter are as follows:

Year Ending December 31,
2020	$2,905
2021	2,604
2022	2,545
2023	2,510
2024	47,629
2025 and thereafter	—
Total	$58,193
Borrowings
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
The Amended Credit Agreement includes three financial covenants: (a) Maximum Gross Leverage Ratio, defined as the Company’s consolidated Indebtedness divided by the Company’s consolidated EBITDA, which must not exceed (i) 3.25 to 1.00 for all testing periods other than during an Acquisition Period, as defined in the Amended Credit Agreement, and (ii) 3.50 to 1.00 for all testing periods occurring during an Acquisition Period; (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company’s consolidated EBITDA divided by the Company’s Fixed Charges, as defined in the Amended Credit Agreement, which must be a minimum of 1.25 to 1.00; and (c) Minimum Working Capital to Revolving Facility Usage Ratio, defined as the sum of the inventory and accounts receivable of the Borrowers and certain other Guarantors divided by the Revolving Facility Usage, as defined in the Amended Credit Agreement, which must be a minimum of 1.40 to 1.00.
As of December 31, 2019, the Company was in compliance with the covenants in the Amended Credit Agreement.
As of December 31, 2019 and 2018, the Company had outstanding letters of credit of approximately $492 and $425, respectively, and had net available borrowing capacity of $105,640 and $120,567, respectively.
United Kingdom
On April 29,2019, a subsidiary of the Company terminated a credit facility with NatWest Bank used for its United Kingdom operations. The facility had included an overdraft availability of £1,500 pounds sterling (approximately $1,924 as of December 31, 2018). There were no outstanding borrowings under this credit facility as of December 31, 2018, however, there were $318 in outstanding guarantees (as defined in the underlying agreement) as of December 31, 2018. The subsidiary had available borrowing capacity of $1,606 as of December 31, 2018.

Note 11. Stockholders’ Equity
The Company had authorized shares of 20,000,000 in common stock with 11,115,779 shares issued as of December 31, 2019 and 2018. The common stock has a par value of $0.01 per share and the Company suspended its dividend payments during each year ended December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, the Company withheld 34,198 and 11,445 shares for approximately $620 and $316, respectively, from employees to pay their withholding taxes in connection with the vesting of restricted stock awards. There were no shares repurchased or dividends declared during the years ended December 31, 2019 and 2018.

	Common Stock
	Treasury	Outstanding
	(Number of Shares)
Balance at end of 2017	775,203	10,340,576
Issued for stock-based compensation plans	(25,431)	25,431
Balance at end of 2018	749,772	10,366,007
Issued for stock-based compensation plans	(56,084)	56,084
Balance at end of 2019	693,688	10,422,091

Note 12. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018
Pension and post-retirement benefit plan adjustments	$(2,959)	$(3,839)
Unrealized (loss) gain on interest rate swap contracts	(230)	675
Foreign currency translation adjustments	(16,994)	(19,027)
Accumulated other comprehensive loss	$(20,183)	$(22,191)
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. See Note 14 for further information.

Note 13. Earnings Per Common Share
(Share amounts in thousands)
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss)	$42,568	$(31,168)
Denominator:
Weighted average shares outstanding	10,410	10,362
Denominator for basic earnings per common share	10,410	10,362
Effect of dilutive securities:
Stock compensation plans	234	—
Dilutive potential common shares	234	—
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,644	10,362
Basic earnings (loss) per common share	$4.09	$(3.01)
Diluted earnings (loss) per common share	$4.00	$(3.01)

For the year ended December 31, 2018, there were 117 anti-dilutive shares that were excluded from the above calculation.

Note 14. Income Taxes
Income (loss) before income taxes, as shown in the accompanying Consolidated Statements of Operations, includes the following components for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Domestic	$12,230	$(34,608)
Foreign	5,167	7,897
Income (loss) from operations, before income taxes	$17,397	$(26,711)
Significant components of the provision for income taxes for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
Current:
Federal	$1,909	$2,208
State	505	172
Foreign	1,925	3,675
Total current	4,339	6,055
Deferred:
Federal	(22,835)	(55)
State	(6,173)	(8)
Foreign	(502)	(1,535)
Total deferred	(29,510)	(1,598)
Total income tax (benefit) expense	$(25,171)	$4,457
The reconciliation of income tax computed at statutory rates to income tax expense for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019		2018
	Amount	Percent	Amount	Percent
Statutory rate	$3,653	21.0%	$(5,609)	21.0%
Foreign tax rate differential	129	0.7	156	(0.6)
State income taxes, net of federal benefit	(59)	(0.3)	(706)	2.6
Non-deductible expenses	345	2.0	261	(1.0)
Global intangible low-taxed income, net of tax credits	145	0.8	171	(0.6)
Income tax credits	(126)	(0.7)	(633)	2.4
Nondeductible executive compensation	234	1.3	351	(1.3)
Tax on unremitted foreign earnings	216	1.2	149	(0.6)
Change in valuation allowance	(29,635)	(170.3)	10,226	(38.3)
Other	(73)	(0.4)	91	(0.3)
Total income tax (benefit) expense / Effective rate	$(25,171)	(144.7)%	$4,457	(16.7)%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019		2018
Deferred tax assets:
Goodwill and other intangibles	$17,028	33	$18,756
Accrued settlement	10,196		11,933
Deferred compensation	3,620		2,940
Contingent liabilities	1,816		1,663
Net operating loss / tax credit carryforwards	1,438		1,602
Pension and post-retirement liability	1,414		1,524
Warranty reserve	294		346
Accounts receivable	261		214
Other	725		644
Total deferred tax assets	36,792		39,622
Less: valuation allowance	(1,072)		(30,707)
Net deferred tax assets	35,720		8,915
Deferred tax liabilities:
Goodwill and other intangibles	(4,454)		(5,020)
Depreciation	(5,946)		(6,625)
Inventories	(946)		(2,125)
Unremitted earnings of foreign subsidiaries	(390)		(160)
Other	(97)		(272)
Total deferred tax liabilities	(11,833)		(14,202)
Net deferred tax assets (liabilities)	$23,887		$(5,287)
Each quarter, management reviews operations and liquidity needs in each jurisdiction to assess the Company’s intent to reinvest foreign earnings outside of the United States. As of December 31, 2019, management determined that cash balances of its Canadian and United Kingdom subsidiaries exceeded projected capital needs by $7,800. Management does not intend for such amounts to be permanently reinvested outside of the United States and has therefore accrued foreign withholding taxes of $390 as of December 31, 2019. It is management’s intent and practice to indefinitely reinvest other undistributed earnings outside of the United States. Determination of the amount of any unrecognized deferred income tax liability associated with these undistributed earnings is not practicable because of the complexities of the hypothetical calculation.
A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has considered all available evidence, both positive and negative, in assessing the need for a valuation allowance in each jurisdiction.
During 2019, the Company reversed $29,648 of its valuation allowance previously recorded against U.S. deferred tax assets. The positive evidence considered in evaluating U.S. deferred tax assets included cumulative financial income over the three-year period ended December 31, 2019, as well as the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax. Based on our evaluation, the Company believed it was appropriate to rely on forecasted future taxable income to support its U.S. deferred tax assets. The amount of deferred tax assets considered realizable, however, could be adjusted if negative evidence outweighs additional subjective evidence such as our projections for growth.
As of December 31, 2019 and 2018, the tax benefit of net operating loss carryforwards available for state income tax purposes was $901 and $1,253, respectively. The state net operating loss carryforwards will expire in various years through 2039. We believe it is more likely than not that a portion of the tax benefit from state operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $388 against deferred tax assets related to state operating loss carryforwards as of December 31, 2019.
As of December 31, 2019, the Company has foreign tax credit carryforwards in the amount of $34 that will expire in 2028 through 2029. We believe it is more likely than not that the tax benefit from foreign tax credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $34 against deferred tax assets related to foreign tax credit carryforwards at December 31, 2019.
As of December 31, 2019, the Company has net operating loss carryforwards in certain foreign jurisdictions of $2,019, which may be carried forward indefinitely. The foreign jurisdictions have incurred cumulative financial losses over the three-year period ended December 31, 2019 and have projected future taxable losses. We believe it is more likely than not that the tax benefit from these loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $650, collectively, against deferred tax assets in foreign jurisdictions as of December 31, 2019.
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
The following table provides a reconciliation of unrecognized tax benefits as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Unrecognized tax benefits at beginning of period:	$481	$599
Decreases based on tax positions for prior periods	(67)	(118)
Balance at end of period	$414	$481
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $414 as of December 31, 2019. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 31, 2019 and 2018, the Company had accrued interest and penalties related to unrecognized tax benefits of $327 and $398, respectively. As of December 31, 2019, the Company did not expect any material increases or decreases to its unrecognized tax benefits within the next 12 months. Ultimate realization of these tax benefits is dependent upon the occurrence of certain events, including the completion of audits by tax authorities and expiration of statutes of limitations.
The Company files income tax returns in the United States and in various state, local, and foreign jurisdictions. The Company is subject to federal income tax examinations for the 2016 period and thereafter. With respect to the state, local, and foreign filings, certain entities of the Company are subject to income tax examinations for the 2015 period and thereafter.

Note 15. Stock-based Compensation
The Company applies the provisions of ASC 718, “Compensation - Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. Stock forfeitures and cancellations are recognized as they occur. The Company recorded stock-based compensation expense of $3,155 and $3,836 for the years ended December 31, 2019 and 2018, respectively, related to fully-vested stock awards, restricted stock awards, and performance unit awards. As of December 31, 2019, unrecognized compensation expense for awards the Company expects to vest approximated $3,576. The Company will recognize this unrecognized compensation expense over approximately 3.2 years.
Shares issued as a result of vested stock-based compensation generally will be from previously issued shares that have been reacquired by the Company and held as Treasury stock or authorized but previously unissued common stock.
As of December 31, 2019, the Company had stock awards issued pursuant to the 2006 Omnibus Incentive Plan, as amended and restated in May 2018 (“Omnibus Plan”). The Omnibus Plan allows for the issuance of 2,058,000 shares of common stock through the granting of stock options or stock awards (including performance units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The Omnibus Plan provides for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant. The Omnibus Plan also provides that, unless otherwise set forth in the option agreement, stock options are exercisable in installments of up to 25% annually beginning one year from the date of grant. No stock options have been granted under the Omnibus Plan and, as such, there was no stock-based compensation expense related to stock options recorded in 2019 or 2018.
Non-Employee Director Fully-Vested and Restricted Stock Awards
Prior to May 2018, non-employee directors were awarded fully-vested shares of the Company’s common stock on each date the non-employee directors were elected at the annual shareholders’ meeting to serve as directors. Since May 2018, such annual equity awards have been subject to a one-year vesting requirement. During the quarter ended June 30, 2017, the Nomination and Governance Committee and Board of Directors jointly approved the Deferred Compensation Plan for Non-Employee Directors under the Omnibus Plan, which permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board.
The non-employee directors were granted a total of 21,532 and 24,427 fully-vested and restricted shares for the years ended December 31, 2019 and 2018, respectively. Compensation expense recorded by the Company related to such awards to non-employee directors was approximately $526 and $880 for the years ended December 31, 2019 and 2018, respectively. During 2019, 12,304 deferred share units were allotted to the accounts of the non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.
The weighted average fair value of all the fully-vested and restricted stock grants awarded was $24.38 and $23.64 per share for the years ended December 31, 2019 and 2018, respectively.

Restricted Stock Awards and Performance Unit Awards
Under the Omnibus Plan, the Company grants certain employees restricted stock and performance unit awards. The forfeitable restricted stock awards granted prior to March 2015 generally time-vest after a four-year period, and those granted subsequent to March 2015 generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock award agreement. Performance unit awards are offered annually under separate three-year long-term incentive programs. Performance units are subject to forfeiture and will be converted into common stock based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying program. If the Company’s estimate of the number of performance stock awards expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change is recognized in the current period for the performance unit awards and would change future expense over the remaining service period.
The following table summarizes the restricted stock award, deferred stock units, and performance unit award activity for the years ended December 31, 2019 and 2018:

	Restricted Stock	Deferred Stock Units	Performance Stock Units	Weighted Average Aggregate Grant Date Fair Value
Outstanding as of January 1, 2018	186,806	26,860	181,341	$16.53
Granted	62,320	14,914	65,421	27.05
Vested	(36,876)	—	—	28.07
Adjustment for incentive awards	—	—	65,491	26.93
Canceled and forfeited	(20,425)	—	(11,880)	16.38
Outstanding as of December 31, 2018	191,825	41,774	300,373	$18.61
Granted	62,125	12,304	89,092	18.63
Vested	(90,282)	—	—	19.61
Adjustment for incentive awards	—	—	(52,180)	24.30
Canceled and forfeited	(12,869)	—	(6,137)	20.79
Outstanding as of December 31, 2019	150,799	54,078	331,148	$18.50
Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan. Performance Stock Units are adjusted to the Company’s expected performance target attainment, while the aggregate fair value in the above table is based upon achieving 100% of the performance targets as defined in the underlying plan.
Excluding the fully-vested and restricted stock awards granted to non-employee directors, the Company recorded stock-based compensation expense of $2,630 and $2,956, respectively, for the periods ended December 31, 2019 and 2018 related to restricted stock and performance unit awards.

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

United States Defined Benefit Plan
The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets, and the funded status of the plan, as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Changes in benefit obligation:
Benefit obligation at beginning of year	$16,717	$18,783
Interest cost	648	622
Actuarial loss (gain)	400	(1,249)
Benefits paid	(840)	(1,439)
Settlements	$(9,116)	$—
Benefit obligation at end of year	$7,809	$16,717
Change to plan assets:
Fair value of assets at beginning of year	$12,468	$14,892
Actual gain (loss) on plan assets	1,298	(985)
Employer contribution	550	—
Benefits paid	(840)	(1,439)
Settlements	(9,116)	—
Fair value of assets at end of year	4,360	12,468
Funded status at end of year	$(3,449)	$(4,249)
Amounts recognized in the consolidated balance sheet consist of:
Other long-term liabilities	$(3,449)	$(4,249)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$1,893	$4,406
The actuarial loss included in accumulated other comprehensive loss that will be recognized in net periodic pension cost during 2020 is $47, before taxes.
Net periodic pension costs for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
Components of net periodic benefit cost:
Interest cost	648	622
Expected return on plan assets	(719)	(853)
Recognized net actuarial loss	125	96
Net periodic pension cost (income)	54	(135)
Settlement charge	2,210	—
Total pension expense (income)	$2,264	$(135)
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2019	2018
Discount rate	4.0%	3.4%
Expected rate of return on plan assets	5.9%	5.9%
The expected long-term rate of return is based on numerous factors, including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions.

Amounts applicable to the Company’s pension plan with accumulated benefit obligations in excess of plan assets were as follows as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Projected benefit obligation	$7,809	$16,717
Accumulated benefit obligation	7,809	16,717
Fair value of plan assets	4,360	12,468
Plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and cash equivalents, bonds, preferred stocks, and common stocks. The investment target ranges and actual allocation of pension plan assets by major category as of December 31, 2019 and 2018 were as follows:

		December 31,
	Target	2019	2018
Asset Category
Cash and cash equivalents	0 - 20%	19%	3%
Total fixed income funds	25 - 50%	30	28
Total mutual funds and equities	35 - 70%	51	69
Total		100%	100%
In accordance with the fair value disclosure requirements of ASC 820, “Fair Value Measurements and Disclosures,” the following assets were measured at fair value on a recurring basis as of December 31, 2019 and 2018. Additional information regarding ASC 820 and the fair value hierarchy can be found in Note 18.

	December 31,
	2019	2018
Asset Category
Cash and cash equivalents	$817	$355
Fixed income funds
Corporate bonds	1,336	3,521
Total fixed income funds	1,336	3,521
Equity funds and equities
Mutual funds	694	1,881
Exchange-traded funds	1,513	6,711
Total mutual funds and equities	2,207	8,592
Total	$4,360	$12,468
Cash equivalents: The Company uses quoted market prices to determine the fair value of these investments in interest-bearing cash accounts and they are classified as Level 1 of the fair value hierarchy. The carrying amounts approximate fair value because of the short maturity of the instruments.
Fixed income funds: Investments within the fixed income funds category consist of fixed income corporate debt. The Company uses quoted market prices to determine the fair values of these fixed income funds. These instruments consist of exchange-traded government and corporate bonds and are classified as Level 1 of the fair value hierarchy.
Equity funds and equities: The valuation of investments in registered investment companies is based on the underlying investments in securities. Securities traded on security exchanges are valued at the latest quoted sales price. Securities traded in the over-the-counter market and listed securities for which no sale was reported on that date are valued at the average of the last reported bid and ask quotations. These investments are classified as Level 1 of the fair value hierarchy.
The Company currently anticipates contributions of $660 to its United States defined benefit plan in 2020.

The following benefit payments are expected to be paid during the years indicated:

Year Ending December 31,
2020	$429
2021	453
2022	457
2023	481
2024	477
Years 2025-2029	2,276
United Kingdom Defined Benefit Plan
The Company’s U.K. defined benefit plan (“Portec Rail Plan”) covers certain current employees, former employees, and retirees. The plan has been frozen to new entrants since April 1, 1997 and also covers the former employees of a merged plan after January 2002. Benefits under the plan were based on years of service and eligible compensation during defined periods of service. Our funding policy for the plan is to make minimum annual contributions required by applicable regulations.
The funded status of the United Kingdom defined benefit plan as of December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
Changes in benefit obligation:
Benefit obligation at beginning of year	$7,750	$8,335
Interest cost	221	194
Actuarial loss (gain)	1,142	(201)
Benefits paid	(326)	(292)
Foreign currency exchange rate changes	314	(475)
Benefit obligation at end of year	$9,101	$7,750
Change to plan assets:
Fair value of assets at beginning of year	$6,347	$6,904
Actual gain (loss) on plan assets	697	(144)
Employer contribution	314	271
Benefits paid	(326)	(292)
Foreign currency exchange rate changes	258	(392)
Fair value of assets at end of year	7,290	6,347
Funded status at end of year	$(1,811)	$(1,403)
Amounts recognized in the consolidated balance sheet consist of:
Other long-term liabilities	$(1,811)	$(1,403)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$1,641	$1,116
Prior service cost	172	208
	$1,813	$1,324
Net periodic pension costs for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
Components of net periodic benefit cost:
Interest cost	$221	$194
Expected return on plan assets	(252)	(260)
Amortization of prior service cost	25	42
Recognized net actuarial loss	263	208
Net periodic pension cost	$257	$184

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2019	2018
Discount rate	2.0%	2.8%
Expected rate of return on plan assets	3.3%	3.8%
Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Projected benefit obligation	$9,101	$7,750
Accumulated benefit obligation	9,101	7,750
Fair value of plan assets	7,290	6,347
The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations, and recent changes in long-term interest rates based on publicly available information.
Plan assets are invested by the trustees in accordance with a written statement of investment principles. This statement permits investment in equities, corporate bonds, United Kingdom government securities, commercial property, and cash, based on certain target allocation percentages. Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2019 were as follows:

Portec Rail
Plan
Equity securities	Up to 100%
Commercial property	Not to exceed 50%
U.K. Government securities	Not to exceed 50%
Cash	Up to 100%
Plan assets held within the United Kingdom defined benefit plan consist of cash and equity securities that have been classified as Level 1 of the fair value hierarchy. All other plan assets have been classified as Level 2 of the fair value hierarchy.
The plan assets by category for the years ended December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Asset Category
Cash and cash equivalents	$516	$685
Equity securities	2,090	2,001
Bonds	3,735	2,866
Other	949	795
Total	$7,290	$6,347
United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates making contributions of $318 to the United Kingdom defined benefit plan during 2020.
The following estimated future benefits payments are expected to be paid under the United Kingdom defined benefit plan:

Year Ending December 31,
2020	$280
2021	299
2022	312
2023	370
2024	396
Years 2025-2029	1,744
Other Post-Retirement Benefit Plan
The Company’s operation near Montreal, Quebec, Canada, maintains a post-retirement benefit plan, which provides retiree life insurance, health care benefits, and, for a closed group of employees, dental care. Retiring employees with a minimum of 10 years of service are eligible for the plan benefits. The plan is not funded. Cost of benefits earned by employees is charged to expense as services are rendered. The expense related to this plan was not material for 2019 or 2018. The accrued benefit obligation was $840 and $724 as of December 31, 2019 and 2018, respectively. This obligation is recognized within “Other long-term liabilities” on the Consolidated Balance Sheets. During 2018, the plan recognized a curtailment gain of $113. Benefit payments anticipated for 2020 are not material.
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2019	2018
Discount rate	3.1%	3.8%
Weighted average health care trend rate	4.9%	4.9%
The weighted average health care rate is assumed to trend downward to an ultimate rate of 4.0% in 2040.
Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Year Ended December 31,
	2019	2018
United States	$2,323	$2,762
Canada	144	193
United Kingdom	442	451
	$2,909	$3,406

Note 17. Fair Value Measurements
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

The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, “Fair Value Measurement,” as of December 31, 2019 and 2018:

	Fair Value Measurements as of December 31, 2019				Fair Value Measurements as of December 31, 2018
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$17	$17	$—	$—	$16	$16	$—	$—
Interest rate swaps	—	—	—	—	675	—	675	—
Total assets	$17	$17	$—	$—	$691	$16	$675	$—
Interest rate swaps	$480	$—	$480	$—	$—	$—	$—	$—
Total liabilities	$480	$—	$480	$—	$—	$—	$—	$—
The interest rate swaps are accounted for as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate on our domestic debt. Therefore, the gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” and included in “Interest expense - net” in our Consolidated Statements of Operations. For the year ended December 31, 2019 and 2018, interest income from interest rate swaps was $114 and $34, respectively.
The gross carrying value of the Company’s revolving credit facility approximates fair value for the periods presented. Additional information regarding the revolving credit facility can be found in Note 10.
Information regarding the fair value disclosures associated with the assets of the Company’s defined benefit plans can be found in Note 16.

Note 18. Commitments and Contingent Liabilities
The Company is subject to product warranty claims that arise in the ordinary course of its business. For certain manufactured products, the Company maintains a product warranty accrual that is adjusted on a monthly basis as a percentage of cost of sales. This product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims.
The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2018	$2,057
Additions to warranty liability	767
Warranty liability utilized	(1,602)
Balance as of December 31, 2019	$1,222
During the year ended December 31, 2018, the Company incurred a charge of $611 within "Cost of goods sold" in our Rail Products and Services segment related to a commercial decision to support a customer concern related to a previous project.
On March 13, 2019, the Company and its subsidiary, CXT Incorporated entered into a Settlement Agreement (the “Settlement Agreement”) with Union Pacific Railroad (“UPRR”) to resolve the pending litigation in the matter of Union Pacific Railroad Company v. L.B. Foster Company and CXT Incorporated, Case No. CI 15-564, in the District Court for Douglas County, Nebraska.
Under the Settlement Agreement, the Company and CXT will pay UPRR the aggregate amount of $50,000 without pre-judgment interest, beginning with a $2,000 immediate payment, and with the remaining $48,000 paid in installments over a six-year period commencing on March 13, 2019 through December 2024 pursuant to a Promissory Note. Additionally, commencing in January 2019 and through December 2024, UPRR has agreed to purchase from the Company and its subsidiaries and affiliates, a cumulative total amount of $48,000 of products and services, targeting $8,000 of annual purchases per year beginning with 2019 per letters of intent under the Settlement Agreement. The Settlement Agreement also includes a mutual release of all claims and liability regarding or relating to all CXT pre-stressed concrete railroad ties with no admission of liability and dismissal of the litigation with prejudice.

The expected payments under the UPRR settlement agreement for the year ending December 31, 2020 and thereafter were as follows:

Year Ending December 31,
2020	$8,000
2021	8,000
2022	8,000
2023	8,000
2024	8,000
Total	$40,000
The Company reclassified $6,600 of the previously accrued warranty reserve related to the UPRR matter into its aggregate accrued settlement liability of $50,000 as of December 31, 2018. Therefore the Company recognized $43,400 in expense for the year ended December 31, 2018 for the remaining amount per the Settlement Agreement, which was recorded in “Concrete Tie Settlement expense” within our Consolidated Statements of Operations. As of December 31, 2019 and 2018, $8,000 and $10,000 was recorded within “Current portion of accrued settlement,” respectively, and $32,000 and $40,000 was recorded within “Long-term portion of accrued settlement,” respectively, within our Consolidated Balance Sheets.
Other Legal Matters
The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of December 31, 2019.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of December 31, 2019, no such disclosures were considered necessary.
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
The following table sets forth the Company’s undiscounted environmental obligation:

Environmental Liability
Balance as of December 31, 2018	$6,128
Additions to environmental obligations	54
Environmental obligations utilized	(114)
Balance as of December 31, 2019	$6,068

Note 19. Other Expense (Income)
The following table summarizes the Company’s other expense (income) for the years ended December 31, 2019 and 2018.

	2019	2018
Loss on U.S. pension settlement (a)	$2,210	$—
Loss on Construction Segment relocation and closure activities (b)	1,768	—
Loss on Tubular and Energy Segment closure activities (c)	1,716	—
Loss on Tubular and Energy Segment asset sale (d)	—	269
Loss on Tubular and Energy Segment fixed asset sales or disposals (e)	—	786
Gain on prior Rail Segment warranty claim (f)	—	(525)
Foreign currency losses (gains)	202	(483)
Other	(1,404)	(508)
Other expense (income) - net	$4,492	$(461)
a.In the fourth quarter of 2019, the Company recorded an expense of $2,210 resulting from settlements within our U.S. defined benefit pension plan.
b.During the fourth quarter of 2019, the Company announced and commenced the relocation and closure of the Spokane, WA concrete products facility and the subsequent relocation to Boise, ID, which was completed during the first quarter of 2020. This activity resulted in expense of $1,768 within the Construction Products segment.
c.In 2019, three sites within the Tubular and Energy Services segment ceased operations or were held for sale, resulting in closure costs of $1,716.
d.On June 19, 2018, the Company sold 54.5 acres of land in Willis, TX for $2,047, resulting in a pretax loss of $269 within our Tubular and Energy Services segment.
e.During 2018, the Tubular and Energy Services segment sold or disposed of certain non-core assets, which resulted in a loss of $786.
f.In 2018, the Rail Products and Services segment received a reimbursement of $525 for a 2016 warranty claim on a transit project.

Note 20. Quarterly Financial Information (Unaudited)
Quarterly financial information for the years ended December 31, 2019 and 2018 is presented below:

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net sales	$150,469	$200,933	$154,276	$149,379
Gross profit	$29,162	$37,128	$27,692	$27,390
Net income	$3,690	$9,564	$3,064	$26,250
Basic earnings per common share	$0.36	$0.92	$0.29	$2.52
Diluted earnings per common share	$0.35	$0.90	$0.29	$2.46

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net sales	$122,454	$172,890	$167,094	$164,531
Gross profit	$22,192	$33,063	$31,303	$30,601
Net (loss) income	$(1,858)	$5,434	$6,408	$(41,152)
Basic (loss) earnings per common share	$(0.18)	$0.52	$0.62	$(3.97)
Diluted (loss) earnings per common share	$(0.18)	$0.52	$0.61	$(3.97)

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
Managements’ Report on Internal Control Over Financial Reporting
The management of L.B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). L.B. Foster Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
L.B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited L.B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L.B. Foster Company and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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
February 27, 2020

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item regarding the directors of the Company is incorporated herein by reference to the information included in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Election of Directors.”
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item regarding executive compensation is incorporated herein by reference to the information included in the Proxy Statement under the captions “Director Compensation - 2019,” “Executive Compensation,” “Summary Compensation Table (2019, 2018, and 2017),” “Grants of Plan-Based Awards in 2019,” “Outstanding Equity Awards At 2019 Fiscal Year-End,” “2019 Options Exercises and Stock Vested Table,” “2019 Nonqualified Deferred Compensation,” “Change-In-Control,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item regarding transactions with related persons is incorporated herein by reference to the information included in the Proxy Statement under the caption “Corporate Governance - Transactions with Related Parties.”
The information required by this Item regarding director independence is incorporated herein by reference to information included in the Proxy Statement under the caption “Corporate Governance - The Board, Board Meetings, Independence, and Tenure.”
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
The following documents are filed as a part of this Report:
(a)(1).    Financial Statements
The following Reports of Independent Registered Public Accounting Firm, consolidated financial statements, and accompanying notes are included in Item 8 of this Report:
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2019 and 2018.
Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018.
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2019 and 2018.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019 and 2018.
Notes to Consolidated Financial Statements.
(a)(2).     Financial Statement Schedule
Schedules for the Years Ended December 31, 2019 and 2018:
II – Valuation and Qualifying Accounts.
The remaining schedules are omitted because of the absence of conditions upon which they are required.
(a)(3).     Exhibits
The Index to Exhibits immediately following Part IV, Item 16, Form 10-K Summary, filed as part of this Annual Report on Form 10-K and is incorporated by reference herein.
L. B. FOSTER COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Adjustment to adopt ASU 2016-16	Balance at End of Year
2019
Deducted from assets to which they apply:
Allowance for doubtful accounts	$932	$1,047	$879	$—	$1,100
Valuation allowance for deferred tax assets	$30,707	$(29,635)	$—	$—	$1,072
2018
Deducted from assets to which they apply:
Allowance for doubtful accounts	$2,151	$1,393	$2,612	$—	$932
Valuation allowance for deferred tax assets	$19,553	$10,226	$—	$928	$30,707

1.Notes and accounts receivable written off as uncollectible.
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

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 0-10436, filed on November 8, 2012.
4.1	Description of Capital Stock of L.B. Foster Company.
10.1
Third Amended and Restated Credit Agreement dated April 30, 2019, between Registrant and PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank, N.A., and BMO Harris Bank, N.A. is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 0-10436, filed on May 2, 2019.

10.2 **	2006 Omnibus Incentive Plan, as amended and restated on May 25, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on May 27, 2016.
10.3 **
Amended Form of Restricted Stock Agreement (for grants made on or after December 23, 2011), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 0-10436, filed on December 21, 2011.

10.4 **
Restated Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 0-10436, filed on August 9, 2012.

10.5 **
Leased Vehicle Plan as amended and restated on September 1, 2007, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-10436, filed on March 16, 2011.

10.6 **
2017 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 0-10436, filed on March 8, 2017.

10.7 **
2017 Form of Restricted Stock Award Agreement (2017), incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 0-10436, filed on March 8, 2017.

10.8 **
2017 Long Term Incentive Performance Share Unit Program (2017-2019), incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 0-10436, filed on March 8, 2017.

10.9 **
2017 Form of Performance Share Unit Award Agreement (2017-2019), incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, File No. 0-10436, filed on March 8, 2017.

10.10 **
Deferred Compensation Plan for Non-Employee Directors under the 2006 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, File No. 0-10436, filed on August 4, 2017.

10.11 **
2018 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.12 **
Form of Restricted Stock Award Agreement (2018), incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.13 **
Long Term Incentive Performance Share Unit Program (2018-2020), incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.14 **
Form of Performance Share Unit Award Agreement (2018-2020), incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.15 **
Executive Annual Incentive Compensation Plan (as Amended and Restated), incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.16 **
Amended and Restated Key Employee Separation Plan, incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.17 **
Amended and Restated 2006 Omnibus Incentive Plan, effective as of May 24, 2018, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 2018, File no. 0-10436, filed on July 31, 2018.

10.18 **
2019 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2019, File no. 0-10436, filed on May 10, 2019.

10.19 **
Form of Restricted Stock Award Agreement (2019), incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2019, File no. 0-10436, filed on May 10, 2019.

10.20 **
Long Term Incentive Performance Share Unit Program (2019-2021), incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2019, File no. 0-10436, filed on May 10, 2019.

10.21 **
Form of Performance Share Unit Award Agreement (2019-2021), incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 2019, File no. 0-10436, filed on May 10, 2019.

10.22
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

10.23
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

L.B. FOSTER COMPANY
(Registrant)

Date:	February 27, 2020	By:	/s/ Robert P. Bauer
(Robert P. Bauer,
President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Lee B. Foster II	Chairman of the Board and Director	February 27, 2020
(Lee B. Foster II)

By:	/s/ Robert P. Bauer	President, Chief Executive Officer,	February 27, 2020
	(Robert P. Bauer)	and Director

By:	/s/ Dirk Jungé	Director	February 27, 2020
(Dirk Jungé)

By:	/s/ Diane B. Owen	Director	February 27, 2020
(Diane B. Owen)

By:	/s/ Robert S. Purgason	Director	February 27, 2020
(Robert S. Purgason)

By:	/s/ William H. Rackoff	Director	February 27, 2020
(William H. Rackoff)

By:	/s/ Suzanne B. Rowland	Director	February 27, 2020
(Suzanne B. Rowland)

By:	/s/ Bradley S. Vizi	Director	February 27, 2020
(Bradley S. Vizi)

By:	/s/ James P. Maloney	Senior Vice President, Chief Financial Officer,	February 27, 2020
	(James P. Maloney)	and Principal Accounting Officer