Form 10-Q
period 2020-03-31
FOSTER L B CO
filed 2020-05-06
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2020
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

As of April 29, 2020, there were 10,706,390 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,418	$14,178
Accounts receivable - net (Note 5)	78,160	78,575
Inventories - net (Note 6)	113,531	119,301
Other current assets	9,060	4,610
Total current assets	207,169	216,664
Property, plant, and equipment - net (Note 7)	82,942	82,314
Operating lease right-of-use assets - net (Note 8)	18,275	13,274
Other assets:
Goodwill (Note 4)	18,987	19,565
Other intangibles - net (Note 4)	41,616	43,514
Deferred tax assets (Note 15)	28,930	28,638
Other assets	1,156	1,202
TOTAL ASSETS	$399,075	$405,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,874	$66,361
Deferred revenue	10,629	8,446
Accrued payroll and employee benefits	7,861	14,096
Current portion of accrued settlement (Note 14)	8,000	8,000
Current maturities of long-term debt (Note 9)	2,731	2,905
Other accrued liabilities	14,386	16,936
Total current liabilities	107,481	116,744
Long-term debt (Note 9)	61,456	55,288
Deferred tax liabilities (Note 15)	4,657	4,751
Long-term portion of accrued settlement (Note 14)	32,000	32,000
Long-term operating lease liabilities (Note 8)	15,048	10,268
Other long-term liabilities	15,927	16,258
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at March 31, 2020 and December 31, 2019, 11,115,779; shares outstanding at March 31, 2020 and December 31, 2019, 10,553,179 and 10,422,091, respectively	111	111
Paid-in capital	44,328	49,204
Retained earnings	155,659	157,525
Treasury stock - at cost, 562,600 and 693,688 common stock shares at March 31, 2020 and December 31, 2019, respectively	(12,896)	(16,795)
Accumulated other comprehensive loss	(24,696)	(20,183)
Total stockholders’ equity	162,506	169,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$399,075	$405,171

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019

Sales of goods	$96,885	$113,083
Sales of services	31,890	37,386
Total net sales	128,775	150,469
Cost of goods sold	80,826	92,331
Cost of services sold	26,292	28,976
Total cost of sales	107,118	121,307
Gross profit	21,657	29,162
Selling and administrative expenses	21,325	21,917
Amortization expense	1,463	1,712
Interest expense - net	817	1,355
Other expense (income) - net	746	(150)
(Loss) income before income taxes	(2,694)	4,328
Income tax (benefit) expense	(828)	638
Net (loss) income	$(1,866)	$3,690
Basic (loss) earnings per common share	$(0.18)	$0.36
Diluted (loss) earnings per common share	$(0.18)	$0.35

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019

Net (loss) income	$(1,866)	$3,690
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(3,707)	1,053
Unrealized loss on cash flow hedges, net of tax benefit of $296 and $0, respectively	(864)	(26)
Reclassification of pension liability adjustments to earnings, net of tax expense of $24 and $0, respectively*	58	93
Other comprehensive (loss) income	(4,513)	1,120
Comprehensive (loss) income	$(6,379)	$4,810

*	Reclassifications out of accumulated other comprehensive loss for pension obligations are charged to selling and administrative expenses.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,866)	$3,690
Adjustments to reconcile net (loss) income to cash used in operating activities:
Deferred income taxes	(58)	(166)
Depreciation	2,707	2,772
Amortization	1,463	1,712
Equity in income of nonconsolidated investments	—	(21)
Loss on sales and disposals of property, plant, and equipment	15	—
Stock-based compensation	680	855
Change in operating assets and liabilities:
Accounts receivable	(363)	(13,166)
Inventories	3,577	(17,463)
Other current assets	(3,928)	(1,961)
Prepaid income tax	(2,258)	(108)
Other noncurrent assets	(4,939)	591
Accounts payable	532	12,653
Deferred revenue	2,262	7,542
Accrued payroll and employee benefits	(6,094)	(5,438)
Accrued settlement	—	(2,000)
Other current liabilities	(3,124)	(2,305)
Other long-term liabilities	4,504	(733)
Net cash used in operating activities	(6,890)	(13,546)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	1	59
Capital expenditures on property, plant, and equipment	(4,444)	(2,572)
Net cash used in investing activities	(4,443)	(2,513)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(39,360)	(43,414)
Proceeds from debt	45,362	58,614
Treasury stock acquisitions	(1,657)	(526)
Net cash provided by financing activities	4,345	14,674
Effect of exchange rate changes on cash and cash equivalents	(772)	142
Net decrease in cash and cash equivalents	(7,760)	(1,243)
Cash and cash equivalents at beginning of period	14,178	10,282
Cash and cash equivalents at end of period	$6,418	$9,039
Supplemental disclosure of cash flow information:
Interest paid	$807	$1,179
Income taxes paid	$1,173	$904

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2020
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, December 31, 2019	$111	$49,204	$157,525	$(16,795)	$(20,183)	$169,862
Net loss	—	—	(1,866)	—	—	(1,866)
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	58	58
Foreign currency translation adjustment	—	—	—	—	(3,707)	(3,707)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(864)	(864)
Issuance of 131,088 common shares, net of shares withheld for taxes	—	(5,556)	—	3,899	—	(1,657)
Stock-based compensation	—	680	—	—	—	680
Balance, March 31, 2020	$111	$44,328	$155,659	$(12,896)	$(24,696)	$162,506

	Three Months Ended March 31, 2019
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, December 31, 2018	$111	$48,040	$114,324	$(18,165)	$(22,191)	$122,119
Adjustment to adopt ASU 2018-02	—	—	633	—	(633)	—
Net income	—	—	3,690	—	—	3,690
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	93	93
Foreign currency translation adjustment	—	—	—	—	1,053	1,053
Unrealized derivative loss on cash flow hedges	—	—	—	—	(26)	(26)
Issuance of 38,340 common shares, net of shares withheld for taxes	—	(1,495)	—	969	—	(526)
Stock-based compensation	—	855	—	—	—	855
Balance, March 31, 2019	$111	$47,400	$118,647	$(17,196)	$(21,704)	$127,258

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Financial Statements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals, unless otherwise stated herein) considered necessary for a fair presentation of the financial position of L.B. Foster Company and subsidiaries as of March 31, 2020 and December 31, 2019, its Condensed Consolidated Statements of Operations, its Condensed Consolidated Statements of Stockholders' Equity, and its Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in the L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impacts of the provisions of ASU 2020-04 on our financial condition, results of operations, and cash flows.

Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, presenting financial assets measured at amortized cost basis at the net amount expected to be collected upon inception. The CECL model applies to trade receivables, other receivables, and most debt instruments. The CECL model does not have a minimum threshold for recognition of impairment losses, and entities must measure expected credit losses on assets that have a low risk of loss. The Company adopted the provisions of ASU 2016-13 on January 1, 2020, using the modified retrospective approach as of the beginning of the period of adoption. In accordance with the standard, the Company evaluated its allowance for credit losses for trade receivables and contract assets, the only assets held by the Company that were impacted by the scope of the standard. The adoption of ASU 2016-13 had no material effect on the Company's financial position or results of operations, and no adjustment to January 1, 2020 retained earnings was recorded; the Company has presented the disclosures required by this new standard in Note 5 Accounts Receivable and Note 6 Inventory.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software” (“ASU 2018-15”). The ASU requires capitalization of certain implementation costs incurred in a cloud computing arrangement that qualifies as a service contract. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019 and for interim periods therein with early adoption permitted. The adoption of the ASU had no impact on the Company’s consolidated financial statements and related disclosures.
Note 2. Business Segments
The Company is a leading manufacturer and distributor of products and provider of services for transportation and energy infrastructure with locations in North America and Europe. The Company is organized and operates in three different operating segments: the Rail Products and Services segment, the Construction Products segment, and the Tubular and Energy Services segment. The segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred; (b) whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who makes decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. Operating segments are evaluated on their segment profit contribution to the Company's consolidated results. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis. The Company's segment accounting policies are the same as those described in Note 2. Business Segments of the Notes to the Company's Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year-ended December 31, 2019.

The following table illustrates the Company's revenues and profit from operations by segment for the periods indicated:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Net Sales	Segment Profit (Loss)	Net Sales	Segment Profit
Rail Products and Services	$70,204	$1,171	$75,694	$3,479
Construction Products	29,034	(1,639)	37,345	834
Tubular and Energy Services	29,537	612	37,430	4,688
Total	$128,775	$144	$150,469	$9,001

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

The following table provides a reconciliation of segment net profit from operations to the Company’s consolidated total:

	Three Months Ended March 31,
	2020	2019
Profit for reportable segments	$144	$9,001
Interest expense - net	(817)	(1,355)
Other income - net	135	150
Unallocated corporate expenses and other unallocated charges	(2,156)	(3,468)
(Loss) income before income taxes	$(2,694)	$4,328

The following table illustrates assets of the Company by segment:

	March 31, 2020	December 31, 2019
Rail Products and Services	$170,915	$186,323
Construction Products	88,257	83,049
Tubular and Energy Services	81,220	77,320
Unallocated corporate assets	58,683	58,479
Total	$399,075	$405,171

Note 3. Revenue
Revenue from products or services provided to customers over time accounted for 25.5% and 27.7% of revenue for the three months ended March 31, 2020 and 2019, respectively. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Revenue recognized over time using an input measure was $24,432 and $31,837 for the three months ended March 31, 2020 and 2019, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $8,345 and $9,911 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company had contract assets of $32,438 and $37,032, respectively, that were recorded in “Inventories - net” within the Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, the Company had contract liabilities of $5,840 and $4,472, respectively, that were recorded in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time. Point in time revenue accounted for 74.5% and 72.3% of revenue for the three months ended March 31, 2020 and 2019, respectively. The Company recognizes revenue at the point in time at which the customer obtains control of the product or service, which is generally when the product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at a physical location.

The following table summarizes the Company's net sales by major product and service category:

	Three Months Ended March 31,
	2020	2019
Rail Products	$43,562	$46,206
Rail Technologies	26,642	29,488
Rail Products and Services	70,204	75,694
Piling and Fabricated Bridge	18,391	23,732
Precast Concrete Products	10,643	13,613
Construction Products	29,034	37,345
Test, Inspection, and Threading Services	9,704	14,724
Protective Coatings and Measurement Systems	19,833	22,706
Tubular and Energy Services	29,537	37,430
Total net sales	$128,775	$150,469

Net sales by the timing of the transfer of products and services was as follows:

	Three Months Ended March 31, 2020
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$54,888	$16,883	$24,227	$95,998
Over time	15,316	12,151	5,310	32,777
Total net sales	$70,204	$29,034	$29,537	$128,775

	Three Months Ended March 31, 2019
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$56,492	$23,095	$29,134	$108,721
Over time	19,202	14,250	8,296	41,748
Total net sales	$75,694	$37,345	$37,430	$150,469

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets, included in “Inventories - net”), and billings in excess of costs (contract liabilities, included in “Deferred revenue”) on the Condensed Consolidated Balance Sheets.

Significant changes in contract assets during the three months ended March 31, 2020 resulted from transfers of $15,600 at the beginning of the period from contract assets to receivables. Significant changes in contract liabilities during the three months ended March 31, 2020 resulted from increases of $2,943 due to billings in excess of costs, excluding amounts recognized as revenue during the period. Contract liabilities were reduced due to revenue recognized during the three months ended March 31, 2020 and 2019 of $2,614 and $948, respectively, that were included in the contract liabilities at the beginning of each period.

As of March 31, 2020, the Company had approximately $237,691 of remaining performance obligations, which is also referred to as backlog. Approximately 7.9% of the March 31, 2020 backlog was related to projects that are anticipated to extend beyond March 31, 2021.
Note 4. Goodwill and Other Intangible Assets
The following table presents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance as of December 31, 2019	$14,418	$5,147	$—	$19,565
Foreign currency translation impact	(578)	—	—	(578)
Balance as of March 31, 2020	$13,840	$5,147	$—	$18,987

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of March 31, 2020.

The components of the Company’s intangible assets were as follows:

	March 31, 2020
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$45	$(39)	$6
Patents	10	345	(176)	169
Customer relationships	18	36,863	(14,222)	22,641
Trademarks and trade names	16	7,736	(3,667)	4,069
Technology	14	35,567	(20,836)	14,731
		$80,556	$(38,940)	$41,616

	December 31, 2019
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$1,272	$(1,259)	$13
Patents	10	377	(188)	189
Customer relationships	18	37,498	(13,945)	23,553
Trademarks and trade names	16	7,787	(3,551)	4,236
Technology	13	35,728	(20,205)	15,523
		$82,662	$(39,148)	$43,514
Intangible assets are amortized over their useful lives, which range from 5 to 25 years, with a total weighted average amortization period of approximately 16 years as of March 31, 2020. Amortization expense was $1,463 and $1,712 for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, certain fully amortized intangible assets of $1,186 related to non-compete agreements were eliminated from gross intangible assets and accumulated amortization.

As of March 31, 2020, estimated amortization expense for the remainder of 2020 and thereafter was as follows:

Amortization Expense
Remainder of 2020	$4,362
2021	5,786
2022	5,703
2023	5,231
2024	4,204
2025 and thereafter	16,330
$41,616

Note 5. Accounts Receivable
Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable as of March 31, 2020 and December 31, 2019 have been reduced by an allowance for doubtful accounts of $1,255 and $1,100, respectively. Changes in reserves for uncollectable accounts, which are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations, resulted in expense of $164 and $100 for the three months ended March 31, 2020 and 2019, respectively.

On January 1, 2020, the Company adopted ASU 2016-13 and all the related amendments using the modified retrospective approach, which did not result in any changes to the previously reported financial information. The updates related to ASU 2016-13 were applied to assets held as of January 1, 2020.

In accordance with adoption of the new standard, the Company evaluated and revised its policies surrounding the allowance for credit losses for trade receivables. The Company established the allowance for credit losses by calculating the amount to reserve based on the age of a given trade receivable and considering historical collection patterns and bad debt expense experience, in addition to any other relevant subjective adjustments to individual receivables made by management. The Company also considered current and expected future market and other conditions. Trade receivables are pooled within the calculation based on age range, which appropriately groups receivables of similar credit risk together.

The established reserve thresholds to calculate the allowance for credit loss are based on and supported by historic collection patterns and bad debt expense incurred by the Company, as well as the expectation that collection patterns and bad debt expense will continue to adhere to patterns observed in recent years, which was formed based on trends observed as well as current and expected future conditions. Management maintains high-quality credit review practices as well as positive customer relationships that further mitigate credit risk. Management will monitor and review the contributing factors to our reserve, and make any appropriate revisions as they may become necessary.

The Company’s adoption of ASU 2016-13 did not require material changes to the allowance for credit losses and no adjustment was recorded to opening retained earnings.
Note 6. Inventory
Inventories as of March 31, 2020 and December 31, 2019 are summarized in the following table:

	March 31, 2020	December 31, 2019
Finished goods	$53,898	$59,864
Contract assets	32,438	37,032
Work-in-process	7,006	3,728
Raw materials	20,189	18,677
Inventories - net	$113,531	$119,301

Inventories of the Company are valued at average cost or net realizable value, whichever is lower.

In accordance with adoption of ASU 2016-13, the Company evaluated and revised its policies relating to the allowance for credit losses as they pertain to contract assets, as these assets held in inventory will convert to trade receivables upon recognition of revenue for the contract to which they pertain.

In addition to contract-specific provisions for which reserves were historically established as a result of our robust contract review process, management also elected to implement a standard credit loss provision over any remaining contract assets considered to be similar low risk of credit loss.

The development of these estimates is based on historic collection trends, accuracy of contract margin reporting, as well as the expectation that collection patterns, margin accuracy, and bad debt expense will continue to adhere to patterns observed in recent years. These expectations were formed based on trends observed as well as current and expected future conditions. Management will monitor and review the contributing factors to our reserve, and make any appropriate revisions as they become necessary.
Note 7. Property, Plant, and Equipment
Property, plant, and equipment as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Land	$11,041	$11,076
Improvements to land and leaseholds	17,172	17,172
Buildings	34,619	35,241
Machinery and equipment, including equipment under finance leases	122,983	122,599
Construction in progress	7,692	5,234
Gross property, plant, and equipment	193,507	191,322
Less accumulated depreciation and amortization, including accumulated amortization of finance leases	(110,565)	(109,008)
Property, plant, and equipment - net	$82,942	$82,314

Depreciation expense was $2,707 and $2,772 for the three months ended March 31, 2020 and 2019, respectively.

We review our property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no impairments of property, plant, and equipment during the three months ended March 31, 2020 and 2019.

Note 8. Leases
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

The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of March 31, 2020, our leases had remaining lease terms of 1 to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year.

The balance sheet components of the Company's leases were as follows as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$18,275	$13,274
Other current liabilities	$3,227	$3,006
Long-term operating lease liabilities	15,048	10,268
Total operating lease liabilities	$18,275	$13,274
Finance leases
Property, plant, and equipment	$3,469	$3,518
Accumulated amortization	(3,095)	(2,943)
Property, plant, and equipment - net	$374	$575
Current maturities of long-term debt	$231	$405
Long-term debt	143	170
Total finance lease liabilities	$374	$575

The components of lease expense within the Company's statements of operations were as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Finance lease cost:
Amortization of finance leases	$184	$178
Interest on lease liabilities	18	9
Operating lease cost	980	916
Sublease income	(20)	(9)
Total lease cost	$1,162	$1,094

The cash flow components of the Company's leases were as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$(1,210)	$(1,079)
Financing cash flows related to finance leases	(184)	(181)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$5,981	$447

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease weighted-average remaining lease term	7	6
Operating lease weighted-average discount rate	5.2%	4.9%
Finance lease weighted-average remaining lease term	1	1
Finance lease weighted-average discount rate	4.3%	4.3%

As of March 31, 2020, estimated annual maturities of lease liabilities remaining for the year ending December 31, 2020 and thereafter were as follows:

	Operating Leases	Finance Leases
Remaining 2020	$2,877	$266
2021	3,012	131
2022	2,689	47
2023	2,483	17
2024	2,422	11
2025 and thereafter	7,577	—
Total undiscounted lease payments	21,060	472
Interest	(2,785)	(98)
Total	$18,275	$374

Note 9. Long-term Debt and Related Matters
Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
Revolving credit facility	$40,688	$33,868
Term loan	23,125	23,750
Finance leases and financing agreements	374	575
Total	64,187	58,193
Less current maturities	(2,731)	(2,905)
Long-term portion	$61,456	$55,288

On April 30, 2019, the Company, its domestic subsidiaries, and certain of its Canadian and European subsidiaries (collectively, the “Borrowers”), entered into the Third Amended and Restated Credit Agreement (“Amended Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank, N.A., and BMO Harris Bank, N.A. This Amended Credit Agreement modified the prior revolving credit facility, which had a maximum credit line of $195,000 and extended the maturity date from March 13, 2020 to April 30, 2024. The Amended Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $140,000, excluding the term loan, with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Amended Credit Agreement’s incremental loan feature permits the Company to increase the available revolving borrowings under the facility by up to an additional $50,000 and provides for additional term loan borrowings of up to $25,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions.

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

The Amended Credit Agreement includes three financial covenants: (a) Maximum Gross Leverage Ratio, defined as the Company’s consolidated Indebtedness divided by the Company’s consolidated EBITDA, which must not exceed (i) 3.25 to 1.00 for all testing periods other than during an Acquisition Period, as defined in the Amended Credit Agreement, and (ii) 3.50 to 1.00 for all testing periods occurring during an Acquisition Period; (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company's consolidated EBITDA divided by the Company's Fixed Charges, as defined in the Amended Credit Agreement, which must be a minimum of 1.25 to 1.00; and (c) Minimum Working Capital to Revolving Facility Usage Ratio, defined as the sum of the inventory and accounts receivable of the Borrowers and certain other Guarantors divided by the Revolving Facility Usage, as defined in the Amended Credit Agreement, which must be a minimum 1.40 to 1.00.

The Amended Credit Agreement permits the Company to pay dividends and make distributions and redemptions with respect to its stock provided no event of default or potential default (as defined in the Amended Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Additionally, the Amended Credit Agreement permits the Company to complete acquisitions so long as (a) no event of default or potential default has occurred prior to or as a result of such acquisition; (b) the liquidity of the Borrowers is not less than $25,000 prior to and after giving effect to such acquisition; and (c) the aggregate consideration for the acquisition does not exceed: (i) $50,000 per acquisition; (ii) $50,000 in the aggregate for multiple acquisitions entered into during four consecutive quarters; and (iii) $100,000 in the aggregate over the term of the Amended Credit Agreement.

Other restrictions exist at all times including, but not limited to, limitations on the Company’s sale of assets and the incurrence by either the Borrowers or the non-borrower subsidiaries of the Company of other indebtedness, guarantees, and liens.

As of March 31, 2020, L.B. Foster was in compliance with the covenants in the Amended Credit Agreement.

As of March 31, 2020, the Company had outstanding letters of credit of approximately $559 and had net available borrowing capacity of $98,753. The maturity date of the facility is April 30, 2024.
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

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of March 31, 2020 and December 31, 2019, the interest rate swaps were recorded within “Other accrued liabilities.”

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$16	$16	$—	$—	$17	$17	$—	$—
Total assets	$16	$16	$—	$—	$17	$17	$—	$—
Interest rate swaps	$1,640	$—	$1,640	$—	$480	$—	$480	$—
Total liabilities	$1,640	$—	$1,640	$—	$480	$—	$480	$—

The interest rate swaps are accounted for as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate on our debt. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheets and included in “Interest expense - net” in our Condensed Consolidated Statements of Operations as the interest expense from our debt is recognized. For the three months ended March 31, 2020 and 2019, we recognized interest expense of $73 and interest income of $65, respectively, from interest rate swaps.

In accordance with the provisions of the FASB's Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement,” the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis.
Note 11. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Numerator for basic and diluted (loss) earnings per common share:
Net (loss) income	$(1,866)	$3,690
Denominator:
Weighted average shares outstanding	10,478	10,384
Denominator for basic (loss) earnings per common share	10,478	10,384
Effect of dilutive securities:
Stock compensation plans	—	63
Dilutive potential common shares	—	63
Denominator for diluted (loss) earnings per common share - adjusted weighted average shares outstanding	10,478	10,447
Basic (loss) earnings per common share	$(0.18)	$0.36
Diluted (loss) earnings per common share	$(0.18)	$0.35

There were approximately 190 anti-dilutive shares during the three months ended March 31, 2020 excluded from the above calculation. There were no anti-dilutive shares during the three months ended March 31, 2019.
Note 12. Stock-based Compensation
The Company applies the provisions of ASC 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service periods. The Company recorded stock compensation expense related to restricted stock awards and performance share units of $680 and $855 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, unrecognized compensation expense for unvested awards approximated $5,893. The Company will recognize this expense over the upcoming 4 years through March 2024.

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

In February 2020, the Compensation Committee approved the 2020 Performance Share Unit Program and the Executive Annual Incentive Compensation Plan (consisting of cash and equity components).

The following table summarizes the restricted stock awards, deferred stock units, and performance share units activity for the three months ended March 31, 2020:

	Restricted Stock	Deferred Stock Units	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	150,799	54,078	331,148	$18.50
Granted	66,531	—	105,857	17.87
Vested	(62,782)	—	(163,224)	16.33
Adjustment for incentive awards not expected to vest	—	—	(2,477)	33.61
Outstanding as of March 31, 2020	154,548	54,078	271,304	$18.45

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

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Interest cost	$56	$162
Expected return on plan assets	(58)	(180)
Recognized net actuarial loss	13	31
Net periodic pension cost	$11	$13

The Company expects to make contributions to its United States defined benefit pension plan of $660 during the remainder of 2020.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Interest cost	$44	$54
Expected return on plan assets	(59)	(62)
Amortization of prior service costs and transition amount	6	11
Recognized net actuarial loss	64	53
Net periodic pension cost	$55	$56

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates contributions of approximately $297 to the United Kingdom pension plan during 2020. For the three months ended March 31, 2020, the Company contributed approximately $77 to the plan.

Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans:

	Three Months Ended March 31,
	2020	2019
United States	$(138)	$550
Canada	39	38
United Kingdom	111	107
	$12	$695

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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2019	$1,222
Additions to warranty liability	47
Warranty liability utilized	(251)
Balance as of March 31, 2020	$1,018

Union Pacific Railroad (“UPRR”) Concrete Tie Matter
On March 13, 2019, the Company and its subsidiary, CXT Incorporated (“CXT”), entered into a Settlement Agreement (the “Settlement Agreement”) with UPRR to resolve the pending litigation in the matter of Union Pacific Railroad Company v. L.B. Foster Company and CXT Incorporated, Case No. CI 15-564, in the District Court for Douglas County, Nebraska.

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

The expected payments under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2020 and thereafter are as follows:

Year Ending December 31,
Remainder of 2020	$8,000
2021	8,000
2022	8,000
2023	8,000
2024	8,000
Total	$40,000

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.

On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion, respectively, and the remedial work is expected to take as long as 13 years to complete. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing. On March 26, 2020, the EPA issued a Unilateral Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. We cannot predict the ultimate impact of these proceedings because of the large number of PRPs involved throughout the harbor site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company.

As of March 31, 2020 and December 31, 2019, the Company maintained environmental reserves approximating $6,052 and $6,068, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance as of December 31, 2019	$6,068
Environmental obligations utilized	(16)
Balance as of March 31, 2020	$6,052

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity as of March 31, 2020.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment as of March 31, 2020, no such disclosures were considered necessary.
Note 15. Income Taxes
For the three months ended March 31, 2020 and 2019, the Company recorded an income tax benefit of $828 on pre-tax losses of $2,694 and income tax expense of $638 on pre-tax income of $4,328, respectively, for an effective income tax rate of 30.7% and 14.7%, respectively. The Company's effective income tax rate for the three months ended March 31, 2020 differed from the federal statutory rate of 21% primarily due to state income taxes and nondeductible expenses.

Note 16. Subsequent Events
On April 30, 2020, the Company approved the permanent closure of three operating locations servicing the U.S. Niobrara and Bakken oil and gas production regions and the discontinuance of mobile services for the Permian production region within our Test, Inspection, and Threading Services business unit. These closures are a result of the Company’s continuing strategic review of operations serving the U.S. oil and gas market, which includes the events surrounding the COVID-19 pandemic. With the deterioration of the oil and gas market and unfavorable outlook, the industry expects significant difficulties in funding ongoing development activity that requires the Company's services. The Company believes these actions will strengthen its core businesses, result in improved operating profitability, and allow for the reallocation of resources and investment opportunities to provide sustainable value to its shareholders. The Company expects the closure of these operations to be substantially completed during 2020.

As a result of these activities, the Company expects to incur certain exit and disposal charges consisting of relocation and employee retention expenses, as well as asset impairments, site clean-up, and facility restoration expenses, totaling approximately $5,500 to $7,000 in its Tubular and Energy Services operating segment during the second quarter and remainder of 2020. These expenses consist of estimated cash charges of approximately $1,500 to $2,500 and estimated non-cash charges of approximately $4,000 to $4,500. The approximate expense resulting from these actions could change materially as a result of certain factors including unknown or unforeseen costs as part of winding up these operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide management's current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management's current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: the COVID-19 pandemic, and any future global health crises, and the related social, regulatory, and economic impact and the response thereto by the Company, our employees, our customers, and national, state, or local governments; a continued deterioration in the prices of oil and natural gas and the related impact on the upstream and midstream energy markets; a resumption of the economic slowdown we experienced in previous years in the markets we serve, whether as a result of the current COVID-19 pandemic, the deterioration in the prices of oil and gas, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a continuing decrease in freight or transit rail traffic, including as a result of the COVID-19 pandemic; environmental matters, including any costs associated with any remediation and monitoring; the risk of doing business in international markets; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses and realize anticipated benefits; costs of and impacts associated with shareholder activism; the timeliness and availability of materials from our major suppliers, including as a result of the COVID-19 pandemic, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, a failure of which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact these amounts; foreign currency fluctuations; inflation; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union in January 2020; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, or as updated and amended by other periodic filings with the Securities and Exchange Commission.

The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

General Overview and Business Update
L.B. Foster Company is a leading manufacturer and distributor of products and provider of services for transportation and energy infrastructure with locations in North America and Europe. The Company is comprised of three operating segments: Rail Products and Services, Construction Products, and Tubular and Energy Services.

During the month of March 2020, in response to the COVID-19 pandemic, several national, state, provincial, and local state of emergency orders were declared that included significant restrictive measures in the countries and other jurisdictions in which the Company sells, manufactures, and services products and systems. The Company is considered an “essential” business under the majority of these governmental orders and, as such, is allowed to continue operating in such jurisdictions. In response, the Company adopted its Pandemic Action Plan, pursuant to which the Company implemented a range of enhanced safety protocols recommended by the United States (“U.S.”) Centers for Disease Control and Prevention and applicable recommendations of non-U.S. governments and authorities to mitigate the spread of the virus while the Company continues operations in various locations. As a result of the COVID-19 pandemic, the Company has experienced disruptions in supply chains, customer acceptance of material, and customer willingness to have the Company's employees work on site, as well as general weakness in demand as stay-at-home orders were enacted and global, national, and regional economic slowdowns occurred.

The Company anticipates continued disruptions in the second quarter of 2020 and possibly beyond as stay-at-home orders have remained in effect to date in the major markets we serve. The Company has experienced minimal disruption with its workforce up to this point, and the Company expects to continue to operate under its established pandemic protocols with minimal changes. The second quarter has historically been an important quarter for the Company, as it typically experiences an increase in orders and backlog as construction projects are planned and started. The Rail Products and Services and Construction Products segments are currently experiencing steady proposal activity and continuation of planned projects as we expect economies to recover and to return to more normal operations. However, the outlook for the Tubular and Energy Services segment is much less favorable due to the impact on demand that the COVID-19 pandemic has had in the energy markets.

Since the middle of 2019, the upstream energy markets that the Company serves have deteriorated as prices of oil and natural gas have declined leading to production cuts from reduced drilling activity. This deterioration has recently accelerated as a result of the global COVID-19 pandemic and the associated reduction in demand due to reduced travel and movement of goods throughout the world. As U.S. exploration and production companies reduce production and implement spending cuts, demands for much of what the Company does in its Test, Inspection, and Threading Services division of the Tubular and Energy Services segment has sharply declined and further deterioration is anticipated. As a result, the Company is taking a number of steps to minimize the unfavorable impact from the anticipated loss in sales volume.

In the fourth quarter of 2019, the Company announced the closure of three service centers within the Test, Inspection, and Threading Services business that did not have a path to profitability as they were operating in markets that were not expected to recover. During the first quarter of 2020, the Company incurred approximately $204 related to those closures. On April 30, 2020, the Company approved the permanent closure of an additional three operating locations servicing the U.S. Niobrara and Bakken oil and gas production regions and the discontinuance of mobile services for the Permian production region. The Company believes that these actions will strengthen its core businesses, result in improved operating profitability, and allow for the reallocation of resources and investment opportunities to provide sustainable value to its shareholders. The Company expects the closure of these operations to be substantially completed during 2020. As a result of these activities, the Company expects to incur certain exit and disposal charges consisting of relocation and employee retention expenses, as well as asset impairments, site clean-up, and facility restoration expenses, totaling approximately $5,500 to $7,000. The approximate expense resulting from these actions could change materially as a result of certain factors including unknown or unforeseen costs as part of winding up these operations.

The Company is continuing to evaluate the market conditions and outlook for the energy markets and will continue to evaluate actions of this nature for the Test, Inspection, and Threading Services division. The Company may determine that additional service centers need to be shut down, or similar strategic actions may need to be undertaken in order to effectively navigate the very difficult market conditions in the upstream energy market. While the Company is anticipating an unfavorable impact of the current environment on its businesses serving the mid-stream energy market, the Company currently believes that, as the impact of the COVID-19 pandemic on oil and natural gas demand dissipates over time, these businesses will recover. However, the Company is taking steps to address the cost structure of its mid-stream businesses to mitigate the impact of the deterioration in energy prices on the Company’s mid-stream service offerings.

Results of the Quarter

	Three Months Ended March 31,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended March 31,
	2020	2019	2020 vs. 2019	2020	2019
Net Sales:
Rail Products and Services	$70,204	$75,694	(7.3)%	54.5%	50.3%
Construction Products	29,034	37,345	(22.3)	22.5	24.8
Tubular and Energy Services	29,537	37,430	(21.1)	23.0	24.9
Total net sales	$128,775	$150,469	(14.4)%	100.0%	100.0%

	Three Months Ended March 31,		Percent Increase/ (Decrease)	Gross Profit Percentage Three Months Ended March 31,
	2020	2019	2020 vs. 2019	2020	2019
Gross Profit:
Rail Products and Services	$12,492	$14,237	(12.3)%	17.8%	18.8%
Construction Products	4,039	5,572	(27.5)	13.9	14.9
Tubular and Energy Services	5,126	9,353	(45.2)	17.4	25.0
Total gross profit	$21,657	$29,162	(25.7)%	16.8%	19.4%

	Three Months Ended March 31,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended March 31,
	2020	2019	2020 vs. 2019	2020	2019
Expenses:
Selling and administrative expenses	$21,325	$21,917	(2.7)%	16.6%	14.6%
Amortization expense	1,463	1,712	(14.5)	1.1	1.1
Interest expense - net	817	1,355	(39.7)	0.6	0.9
Other expense (income) - net	746	(150)	**	0.6	(0.1)
(Loss) income before income taxes	$(2,694)	$4,328	(162.2)%	(2.1)%	2.9%
Income tax (benefit) expense	(828)	638	(229.8)	(0.6)	0.4
Net (loss) income	$(1,866)	$3,690	(150.6)%	(1.4)%	2.5%

** Results of the calculation are not considered meaningful for presentation purposes.

First Quarter 2020 Compared to First Quarter 2019 – Company Analysis
Net sales of $128,775 for the three months ended March 31, 2020 decreased by $21,694, or 14.4%, compared to the prior year quarter. The decline was attributable to reductions within each of our three segments, due in part to disruptions across each of our segments due to the COVID-19 pandemic. Sales for the Construction Products segment decreased by 22.3%, the Tubular and Energy Services segment decreased by 21.1%, and the Rail Products and Services segment decreased by 7.3%.

Gross profit decreased by $7,505 compared to the prior year quarter to $21,657 for the three months ended March 31, 2020. The decline in gross profit was attributable to each of the three segments, as Tubular and Energy Services decreased by 45.2%, Construction Products decreased by 27.5%, and Rail Products and Services decreased by 12.3%. Gross profit margin for the three months ended March 31, 2020 was 16.8%, or 260 basis points (“bps”) lower than the prior year quarter, primarily due to Tubular and Energy Services.

Selling and administrative expenses decreased by $592, or 2.7%, compared to the prior year quarter. The decrease in expense was primarily driven by reductions in third-party professional service expenses of $718. As a percent of sales, selling and administrative expenses increased 200 bps compared to the prior year quarter, primarily due to the 14.4% reduction in sales.

The Company’s effective income tax rate for the three months ended March 31, 2020 was 30.7%, compared to 14.7% in the prior year quarter. For the three months ended March 31, 2020, the Company recorded an income tax benefit of $828, compared to income tax expense of $638 in the three months ended March 31, 2019. The Company's effective tax rate for the three months ended March 31, 2020 differed from the federal statutory rate of 21%, primarily due to state income taxes and nondeductible expenses. The increase in the effective tax rate compared to the prior year quarter was primarily due to the realization of a portion of U.S. deferred tax assets previously offset by a valuation allowance during the prior year quarter.

Net loss for the first quarter of 2020 was $1,866, or $0.18 loss per diluted share, compared to net income of $3,690, or $0.35 earnings per diluted share, in the prior year quarter.

Results of Operations – Segment Analysis
Rail Products and Services

	Three Months Ended March 31,		Decrease	Percent Decrease
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$70,204	$75,694	$(5,490)	(7.3)%
Gross profit	$12,492	$14,237	$(1,745)	(12.3)%
Gross profit percentage	17.8%	18.8%	(1.0)%	(5.4)%
Segment profit	$1,171	$3,479	$(2,308)	(66.3)%
Segment profit percentage	1.7%	4.6%	(2.9)%	(63.7)%

First Quarter 2020 Compared to First Quarter 2019
The Rail Products and Services segment sales decreased by $5,490, or 7.3%, compared to the prior year quarter. The sales decline was primarily driven by our Rail Technologies business which decreased by $2,846, or 9.7%, from the prior year due primarily to our North American friction management consumable products and services as freight and transit rail customer traffic declined as a result of the impact of the COVID-19 pandemic. Also contributing to the decline was reduced activity levels on the London Crossrail project in the U.K, primarily from the project nearing its completion and stay-at-home orders resulting from the COVID-19 pandemic.

The Rail Products and Services segment gross profit decreased by $1,745, or 12.3%, from the prior year quarter. The decrease was primarily driven by the volume decline in our Rail Technologies business. Segment gross profit margin declined by 100 bps as a result of the reduction in demand in our friction management offerings due to weakened demand resulting from less movement of freight and transit traffic, coupled with stay-at-home orders that delayed services for the London Crossrail project. Segment profit was $1,171, a $2,308 decline over the prior year quarter. Selling, general, and administrative expenses incurred by the segment increased by $658 compared to the prior year quarter, primarily attributable to increased personnel costs.

During the current quarter, the Rail Products and Services segment had a decrease in new orders of 23.5% compared to the prior year period. The decrease was primarily related to activity within our global transit projects, friction management consumables, and on track services. Backlog as of March 31, 2020 was $108,910, a 5.0% increase from December 31, 2019.

Construction Products

	Three Months Ended March 31,		Decrease	Percent Decrease
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$29,034	$37,345	$(8,311)	(22.3)%
Gross profit	$4,039	$5,572	$(1,533)	(27.5)%
Gross profit percentage	13.9%	14.9%	(1.0)%	(6.8)%
Segment (loss) profit	$(1,639)	$834	$(2,473)	(296.5)%
Segment profit percentage	(5.6)%	2.2%	(7.8)%	(352.8)%

First Quarter 2020 Compared to First Quarter 2019
The Construction Products segment sales decreased by $8,311, or 22.3%, compared to the prior year quarter. The decline was attributable to volume decreases in both the Piling and Fabricated Bridge division and the Precast Concrete Products division, resulting in sales reductions of $5,341 and $2,970, respectively. Piling and Fabricated Bridge experienced decreased volume during the current year quarter primarily due to inclement weather impacting the timing and ability to fulfill orders. In addition, the three months ended March 31, 2019 included revenue from the Port Everglades project, which was a project of a much larger size than any project that the business had in the current year quarter. Our Precast Concrete Products business unit sales were unfavorably impacted by the relocation of operations to Boise, ID during the first quarter of 2020. This relocation resulted in expected downtime of production until the new facility became fully operational.

Construction Products gross profit decreased by $1,533, or 27.5%, over the prior year quarter. The decrease was primarily attributable to relocation and start-up costs coupled with lower operational efficiency during the ramp-up of the new precast concrete facility in Boise, ID, which resulted in a year-over-year decline in gross profit of $1,221. This facility is expected to attain full operational efficiency by the third quarter of 2020. The segment loss of $1,639 was a reduction of $2,473 from the prior year quarter segment profit of $834. Included within the first quarter of 2020 segment loss are relocation and start-up costs of $677 related to the Boise, ID facility.

During the quarter, the Construction Products segment had a decrease in new orders of 13.5% compared to the prior year quarter, which was primarily related to a decline in bridge decking projects. The Company believes the decline is related to the stay-at-home orders associated with COVID-19, which delayed the progress of scheduled projects. As of March 31, 2020, backlog was $102,066, a 10.6% increase from December 31, 2019.

Tubular and Energy Services

	Three Months Ended March 31,		Decrease	Percent Decrease
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$29,537	$37,430	$(7,893)	(21.1)%
Gross profit	$5,126	$9,353	$(4,227)	(45.2)%
Gross profit percentage	17.4%	25.0%	(7.6)%	(30.5)%
Segment profit	$612	$4,688	$(4,076)	(86.9)%
Segment profit percentage	2.1%	12.5%	(10.4)%	(83.5)%

First Quarter 2020 Compared to First Quarter 2019
Tubular and Energy Services segment sales decreased by $7,893, or 21.1%, compared to the prior year quarter. The decrease was due to deteriorating conditions in the served U.S. oil and gas market. The reduction in demand caused by reduced travel throughout the world as a result of the COVID-19 pandemic has caused exploration and production companies to decrease their activities and reduce spending, which impacted the need for our products and services within the segment. This led to sales decreases of $5,020 and $2,873 in our Test, Inspection, and Threading Services and Protective Coatings and Measurement Systems businesses, respectively, from the prior year quarter.

Tubular and Energy Services segment gross profit decreased by $4,227, or 45.2%, which was primarily attributable to the reduced volumes within our Test, Inspection, and Threading Services business unit and, to a lesser extent, Protective Coatings and Measurement Systems resulting in gross profit decreases of 163.3% and 19.3%, respectively. Segment gross profit margin decreased by 760 bps over the prior year quarter, which was primarily driven by reduced revenue volume supporting the fixed costs within the Test, Inspection, and Threading Services business. Segment profit decreased by $4,076, or 86.9%, over the prior year quarter. The first quarter of 2020 segment profit included closure costs of $204 related to the Test, Inspection, and Threading Services site closures enacted in the fourth quarter of 2019.

The Tubular and Energy Services segment had a decrease of 36.1% in new orders compared to the prior year quarter. Each of the business units within the segment contributed to the decline in new orders as capital spending and project delays within the served domestic oil and gas market negatively impacted the segment.

On April 30, 2020, the Company approved the permanent closure of three operating locations servicing the U.S. Niobrara and Bakken oil and gas production regions and the discontinuance of mobile services for the Permian production region within our Test, Inspection, and Threading Services business unit. These closures are a result of the Company’s continuing strategic review of operations serving the U.S. oil and gas market. The Company believes these actions will strengthen its core businesses, result in improved operating profitability, and allow for the reallocation of resources and investment opportunities to provide sustainable value to its shareholders. The Company expects the closure of these operations to be substantially completed during 2020.

As a result of these activities, the Company expects to incur certain exit and disposal charges consisting of relocation and employee retention expenses, as well as asset impairments, site clean-up, and facility restoration expenses, totaling approximately $5,500 to $7,000 in the Tubular and Energy Services operating segment. The approximate expense resulting from these actions could change materially as a result of certain factors including unknown or unforeseen costs as part of winding up these operations.

Other
Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	March 31, 2020	December 31, 2019	March 31, 2019
Rail Products and Services	$108,910	$103,694	$121,481
Construction Products	102,066	92,280	100,988
Tubular and Energy Services	26,715	34,093	27,583
Total backlog	$237,691	$230,067	$250,052

While a considerable portion of our business is backlog-driven, certain product lines within the Rail Products and Services and Tubular and Energy Services segments are not driven by backlog.

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated by operations, and our available capacity under our revolving credit facility, which provides for a total commitment of up to $140,000. Our primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, and payments related to the Union Pacific Railroad Settlement. Our total debt was $64,187 and $58,193 as of March 31, 2020 and December 31, 2019, respectively, and was primarily comprised of borrowings under our revolving credit facility.

The following table reflects our available funding capacity as of March 31, 2020:

	March 31, 2020
Cash and cash equivalents		$6,418
Credit agreement:
Total availability under the credit agreement	140,000
Outstanding borrowings on revolving credit facility	(40,688)
Letters of credit outstanding	(559)
Net availability under the revolving credit facility		98,753
Total available funding capacity		$105,171

Our cash flows are impacted from period to period by fluctuations in working capital. While we place an emphasis on working capital management in our operations, factors such as our contract mix, commercial terms, days sales outstanding (“DSO”), and market conditions as well as seasonality may impact our working capital. We regularly assess our receivables for collectability, and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of March 31, 2020, but adverse changes in the economic environment, including further deterioration of demand for crude oil and natural gas in the energy markets, and adverse financial conditions of our customers resulting from, among other things, the COVID-19 pandemic, may impact certain of our customers' ability to access capital and compensate us for our products and services, as well as impact demand for our products and services.

The change in cash and cash equivalents for the three months ended March 31, 2020 and 2019 is as follows:

	March 31,
	2020	2019
Net cash used in operating activities	$(6,890)	$(13,546)
Net cash used in investing activities	(4,443)	(2,513)
Net cash provided by financing activities	4,345	14,674
Effect of exchange rate changes on cash and cash equivalents	(772)	142
Net decrease in cash and cash equivalents	$(7,760)	$(1,243)

Cash Flow from Operating Activities
During the three months ended March 31, 2020, cash flows used in operating activities were $6,890, compared to $13,546 during the prior year period. For the three months ended March 31, 2020, the net (loss) income and adjustments to net (loss) income from operating activities provided $2,941, compared to $8,842 in the 2019 period. Working capital and other assets and liabilities used $9,831 in the current period, compared to $22,388 in the prior year period. During the three months ended March 31, 2019, the Company made a payment totaling $2,000 under the terms of the concrete tie settlement agreement with Union Pacific Railroad.

The Company’s calculation for DSO at March 31, 2020 and December 31, 2019 was 46 and 49 days, respectively, and we believe our receivables portfolio is strong.

Cash Flow from Investing Activities
Capital expenditures for the three months ended March 31, 2020 and 2019 were $4,444 and $2,572, respectively. The current year expenditures relate to the purchase of a continuous welded rail car and unloader within our Rail Products and Services segment, facility start-up expenditures within our Construction Products and Tubular and Energy Services segments, and general plant and operational improvements throughout the Company. Expenditures for the three months ended March 31, 2019 related to plant expansion and automation integration programs within our Tubular and Energy Services segment as well as general plant and operational improvements throughout the Company.

Cash Flow from Financing Activities
During the three months ended March 31, 2020, the Company had an increase in outstanding debt of $6,002, primarily related to the need for seasonal operational funding. During the three months ended March 31, 2019, the Company had an increase in outstanding debt of $15,200, primarily related to the funding of working capital for operations. Treasury stock acquisitions of $1,657 and $526 for the three months ended March 31, 2020 and 2019, respectively, represent income tax withholdings from employees in connection with the vesting of restricted stock awards.

Financial Condition
As of March 31, 2020, we had $6,418 in cash and cash equivalents. Our cash management priority continues to be short-term maturities and the preservation of our principal balances. As of March 31, 2020, approximately $5,178 of our cash and cash equivalents was held in non-domestic bank accounts. During the three months ended March 31, 2020, the Company repatriated $5,387 in excess cash from our international locations We principally maintain our cash and cash equivalents in accounts held by major banks and financial institutions.

Our principal uses of cash in recent years have been to fund our operations, including capital expenditures, and to service our indebtedness. We view our short and long-term liquidity as being dependent on our results of operations, changes in working capital and our borrowing capacity. As of March 31, 2020, our revolving credit facility had $98,753 of net availability, while we had $64,187 in total debt. Our current ratio as of March 31, 2020 was 1.93. We believe that the combination of our cash and cash equivalents, cash generated from operations and the capacity under our revolving credit facility will provide us with sufficient liquidity to provide the flexibility to operate the business in a prudent manner and enable us to continue to service our outstanding debt.

To reduce the impact of interest rate changes on outstanding variable-rate debt, we entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017, at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. As of March 31, 2020 and December 31, 2019, the swap liability was $1,640 and $480, respectively.

For a discussion of the terms and availability of our credit facilities, please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Critical Accounting Policies
The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that, in its opinion, is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to reach opinions regarding estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has reached its opinions regarding the best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. We have updated our allowance for doubtful accounts policies since December 31, 2019, in conjunction with our adoption of Accounting Standards Codification Topic 326, “Financial Instruments - Credit Losses” (“ASC 326”), as further described in Note 5 and Note 6 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. A summary of the Company’s critical accounting policies and estimates is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include purchase obligations and standby letters of credit. A schedule of the Company’s required payments under financial instruments and other commitments as of December 31, 2019 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Tabular

Disclosure of Contractual Obligations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to these off-balance sheet arrangements during the current quarter. These arrangements provide the Company with increased flexibility relative to the utilization and investment of cash resources.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
The Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward starting interest rate swap agreements which effectively convert a portion of the debt from a variable to a fixed-rate borrowing during the term of the swap contracts. See Note 10 Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

For the three months ended March 31, 2020, a 1% change in the interest rate for variable rate debt as of March 31, 2020 would increase or decrease interest expense by approximately $175.

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

As of March 31, 2020 and December 31, 2019, the Company recorded a current liability of $1,640 and $480, respectively, related to its LIBOR-based interest rate swap agreements.

Foreign Currency Exchange Rate Risk
The Company is subject to exposures to changes in foreign currency exchange rates. The Company may manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the three months ended March 31, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. You should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020, which could materially affect our business, financial condition, financial results, or future performance. The risks described in our Annual Report on Form 10-K and quarterly reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition, and/or results of operations.

The COVID-19 pandemic could continue to adversely affect our business.
The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations and supply chains, and we have experienced and expect to continue to experience unpredictable reductions in demand for certain of our products and services. If we do not successfully manage our supply chain or identify new sources of supplies, we may be unable to satisfy customer orders, which could harm our reputation and customer relationships and materially adversely affect our business, financial condition, and operating results. While COVID-19 has adversely affected each of our segments, the impact on our upstream and midstream energy markets has been particularly adverse, contributing to deteriorating prices of oil and natural gas, weakening demand, and reducing customer spending, and we expect this trend may continue. While the majority of our employees have generally been permitted to continue to work because our businesses are regarded as essential, U.S. and non-domestic governmental pandemic mitigation measures such as stay-at-home orders have slowed travel and movement of goods throughout the world, contributing to reduction in demand for our products and services. We expect that these adverse impacts could continue but we are unable to predict the extent, nature, or duration of these impacts on our results of operations and financial condition at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended March 31, 2020 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2020 - January 31, 2020	—	$—	—	$—
February 1, 2020 - February 29, 2020	87,261	17.61	—	—
March 1, 2020 - March 31, 2020	7,451	16.19	—	—
Total	94,712	$17.50	—	$—

(1) Shares withheld by the Company to pay taxes upon vesting of restricted stock awards.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description

*10.1	2020 Executive Annual Incentive Compensation Plan.

*10.2	Form of Restricted Stock Award Agreement (2020).

*10.3	Long Term Incentive Performance Share Unit Program (2020-2022).

*10.4	Form of Performance Share Unit Award Agreement (2020-2022).

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	May 6, 2020	By: /s/ James P. Maloney
James P. Maloney
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer of Registrant)