Form 10-Q
period 2020-06-30
FOSTER L B CO
filed 2020-08-05
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2020
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

As of July 29, 2020, there were 10,738,099 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,387	$14,178
Accounts receivable - net (Note 5)	82,537	78,575
Inventories - net (Note 6)	113,724	119,301
Other current assets	7,168	4,610
Total current assets	210,816	216,664
Property, plant, and equipment - net (Note 7)	79,669	82,314
Operating lease right-of-use assets - net (Note 8)	17,665	13,274
Other assets:
Goodwill (Note 4)	18,974	19,565
Other intangibles - net (Note 4)	40,158	43,514
Deferred tax assets (Note 15)	28,832	28,638
Other assets	1,250	1,202
TOTAL ASSETS	$397,364	$405,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,475	$66,361
Deferred revenue	8,517	8,446
Accrued payroll and employee benefits	9,796	14,096
Current portion of accrued settlement (Note 14)	8,000	8,000
Current maturities of long-term debt (Note 9)	142	2,905
Other accrued liabilities	15,193	16,936
Total current liabilities	113,123	116,744
Long-term debt (Note 9)	55,426	55,288
Deferred tax liabilities (Note 15)	4,593	4,751
Long-term portion of accrued settlement (Note 14)	30,000	32,000
Long-term operating lease liabilities (Note 8)	14,637	10,268
Other long-term liabilities	15,689	16,258
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at June 30, 2020 and December 31, 2019, 11,115,779; shares outstanding at June 30, 2020 and December 31, 2019, 10,562,396 and 10,422,091, respectively	111	111
Paid-in capital	44,709	49,204
Retained earnings	156,182	157,525
Treasury stock - at cost, 553,383 and 693,688 common stock shares at June 30, 2020 and December 31, 2019, respectively	(12,722)	(16,795)
Accumulated other comprehensive loss	(24,384)	(20,183)
Total stockholders’ equity	163,896	169,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$397,364	$405,171

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Sales of goods	$123,300	$160,227	$220,185	$273,310
Sales of services	22,466	40,706	54,356	78,092
Total net sales	145,766	200,933	274,541	351,402
Cost of goods sold	100,488	132,438	181,314	224,769
Cost of services sold	18,225	31,367	44,517	60,343
Total cost of sales	118,713	163,805	225,831	285,112
Gross profit	27,053	37,128	48,710	66,290
Selling and administrative expenses	19,562	22,855	40,887	44,772
Amortization expense	1,446	1,679	2,909	3,391
Interest expense - net	1,090	1,597	1,907	2,952
Other expense (income) - net	3,339	(252)	4,085	(402)
Income (loss) before income taxes	1,616	11,249	(1,078)	15,577
Income tax expense	1,093	1,685	265	2,323
Net income (loss)	$523	$9,564	$(1,343)	$13,254
Basic earnings (loss) per common share	$0.05	$0.92	$(0.13)	$1.27
Diluted earnings (loss) per common share	$0.05	$0.90	$(0.13)	$1.25

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$523	$9,564	$(1,343)	$13,254
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	181	(675)	(3,526)	378
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $19, $0, $(277), and $0 respectively	55	(1,132)	(809)	(1,158)
Reclassification of pension liability adjustments to earnings, net of tax expense of $31, $0, $55, and $0 respectively*	76	92	134	185
Other comprehensive income (loss)	312	(1,715)	(4,201)	(595)
Comprehensive income (loss)	$835	$7,849	$(5,544)	$12,659

*	Reclassifications out of Accumulated other comprehensive loss for pension obligations are charged to Selling and administrative expenses within the Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,343)	$13,254
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Deferred income taxes	(54)	(401)
Depreciation	5,320	5,540
Amortization	2,909	3,391
Asset impairments	3,847	—
Equity in income of nonconsolidated investments	—	(21)
Loss (gain) on sales and disposals of property, plant, and equipment	236	(7)
Stock-based compensation	1,238	2,034
Change in operating assets and liabilities:
Accounts receivable	(4,493)	(12,402)
Inventories	3,400	(9,842)
Other current assets	(2,486)	(612)
Prepaid income tax	(958)	(3,077)
Other noncurrent assets	(4,421)	(490)
Accounts payable	8,061	895
Deferred revenue	151	1,940
Accrued payroll and employee benefits	(4,182)	(2,487)
Accrued settlement	(2,000)	(4,000)
Other current liabilities	(3,069)	(1,933)
Other long-term liabilities	3,992	(1,211)
Net cash provided by (used in) operating activities	6,148	(9,429)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	11	76
Capital expenditures on property, plant, and equipment	(7,433)	(3,848)
Net cash used in investing activities	(7,422)	(3,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(86,359)	(97,269)
Proceeds from debt	83,748	113,402
Debt issuance costs	(418)	(836)
Treasury stock acquisitions	(1,660)	(591)
Net cash (used in) provided by financing activities	(4,689)	14,706
Effect of exchange rate changes on cash and cash equivalents	(828)	214
Net (decrease) increase in cash and cash equivalents	(6,791)	1,719
Cash and cash equivalents at beginning of period	14,178	10,282
Cash and cash equivalents at end of period	$7,387	$12,001
Supplemental disclosure of cash flow information:
Interest paid	$1,504	$2,492
Income taxes paid	$1,327	$5,395

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2020
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, March 31, 2020	$111	$44,328	$155,659	$(12,896)	$(24,696)	$162,506
Net income	—	—	523	—	—	523
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	76	76
Foreign currency translation adjustment	—	—	—	—	181	181
Unrealized derivative gain on cash flow hedges	—	—	—	—	55	55
Issuance of 9,217 common shares, net of shares withheld for taxes	—	(177)	—	174	—	(3)
Stock-based compensation	—	558	—	—	—	558
Balance, June 30, 2020	$111	$44,709	$156,182	$(12,722)	$(24,384)	$163,896

	Three Months Ended June 30, 2019
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, March 31, 2019	$111	$47,400	$118,647	$(17,196)	$(21,704)	$127,258
Net income	—	—	9,564	—	—	9,564
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	92	92
Foreign currency translation adjustment	—	—	—	—	(675)	(675)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(1,132)	(1,132)
Issuance of 15,745 common shares, net of shares withheld for taxes	—	(420)	—	355	—	(65)
Stock-based compensation	—	1,179	—	—	—	1,179
Balance, June 30, 2019	$111	$48,159	$128,211	$(16,841)	$(23,419)	$136,221

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2020
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, December 31, 2019	$111	$49,204	$157,525	$(16,795)	$(20,183)	$169,862
Net loss	—	—	(1,343)	—	—	(1,343)
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	134	134
Foreign currency translation adjustment	—	—	—	—	(3,526)	(3,526)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(809)	(809)
Issuance of 140,305 common shares, net of shares withheld for taxes	—	(5,733)	—	4,073	—	(1,660)
Stock-based compensation	—	1,238	—	—	—	1,238
Balance, June 30, 2020	$111	$44,709	$156,182	$(12,722)	$(24,384)	$163,896

	Six Months Ended June 30, 2019
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, December 31, 2018	$111	$48,040	$114,324	$(18,165)	$(22,191)	$122,119
Adjustment to adopt ASU 2018-02	—	—	633	—	(633)	—
Net income	—	—	13,254	—	—	13,254
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	185	185
Foreign currency translation adjustment	—	—	—	—	378	378
Unrealized derivative loss on cash flow hedges	—	—	—	—	(1,158)	(1,158)
Issuance of 54,085 common shares, net of shares withheld for taxes	—	(1,915)	—	1,324	—	(591)
Stock-based compensation	—	2,034	—	—	—	2,034
Balance, June 30, 2019	$111	$48,159	$128,211	$(16,841)	$(23,419)	$136,221

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Financial Statements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals, unless otherwise stated herein) considered necessary for a fair presentation of the financial position of L.B. Foster Company and subsidiaries as of June 30, 2020 and December 31, 2019, its Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), and its Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2020 and 2019, and its Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

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

Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses and presents financial assets measured at amortized cost basis at the net amount expected to be collected upon inception. The CECL model applies to trade receivables, other receivables, and most debt instruments. The CECL model does not have a minimum threshold for recognition of impairment losses, and entities must measure expected credit losses on assets that have a low risk of loss. The Company adopted the provisions of ASU 2016-13 on January 1, 2020, using the modified retrospective approach as of the beginning of the period of adoption. In accordance with the standard, the Company evaluated its allowance for credit losses for trade receivables and contract assets, the only assets held by the Company that were impacted by the scope of the standard. The adoption of ASU 2016-13 had no material effect on the Company’s financial position or results of operations, and no adjustment to January 1, 2020 Retained earnings was recorded. The Company has presented the disclosures required by this new standard in Note 5 Accounts Receivable and Note 6 Inventory.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software” (“ASU 2018-15”). ASU 2018-15 requires capitalization of certain implementation costs incurred in a cloud computing arrangement that qualifies as a service contract. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019 and for interim periods therein with early adoption permitted. The adoption of ASU 2018-15 had no impact on the Company’s consolidated financial statements and related disclosures.
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

The following table illustrates the Company's revenues and profit (loss) from operations by segment for the periods indicated:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Net Sales	Segment Profit (Loss)	Net Sales	Segment Profit
Rail Products and Services	$74,939	$5,816	$101,401	$7,919
Construction Products	42,008	1,506	55,406	3,413
Tubular and Energy Services	28,819	(4,105)	44,126	5,019
Total	$145,766	$3,217	$200,933	$16,351

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Net Sales	Segment Profit (Loss)	Net Sales	Segment Profit
Rail Products and Services	$145,143	$6,987	$177,095	$11,398
Construction Products	71,042	(133)	92,751	4,247
Tubular and Energy Services	58,356	(3,493)	81,556	9,707
Total	$274,541	$3,361	$351,402	$25,352

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

The following table provides a reconciliation of segment net profit from operations to the Company’s consolidated total:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Profit for reportable segments	$3,217	$16,351	$3,361	$25,352
Interest expense - net	(1,090)	(1,597)	(1,907)	(2,952)
Other income - net	2,292	252	2,427	402
Unallocated corporate expenses and other unallocated charges	(2,803)	(3,757)	(4,959)	(7,225)
Income (loss) before income taxes	$1,616	$11,249	$(1,078)	$15,577

The following table illustrates assets of the Company by segment:

	June 30, 2020	December 31, 2019
Rail Products and Services	$171,806	$186,323
Construction Products	99,894	83,049
Tubular and Energy Services	71,157	77,320
Unallocated corporate assets	54,507	58,479
Total	$397,364	$405,171

Note 3. Revenue
Revenue from products or services provided to customers over time accounted for 24.4% and 24.2% of revenue for the three months ended June 30, 2020 and 2019, respectively, and 24.9% and 25.7% of revenue for the six months ended June 30, 2020 and 2019, respectively. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Revenue recognized over time using an input measure was $24,858 and $34,984 for the three months ended June 30, 2020 and 2019, respectively, and $49,290 and $66,821 for the six months ended June 30, 2020 and 2019, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $10,688 and $13,611 for the three months ended June 30, 2020 and 2019, respectively, and $19,033 and $23,522 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, the Company had contract assets of $33,606 and $37,032, respectively, that were recorded in “Inventories - net” within the Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, the Company had contract liabilities of $4,967 and $4,472, respectively, that were recorded in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time. Point in time revenue accounted for 75.6% and 75.8% of revenue for the three months ended June 30, 2020 and 2019, respectively, and 75.1% and 74.3% of revenue for the six months ended June 30, 2020 and 2019, respectively. The Company recognizes revenue at the point in time at which the customer obtains control of the product or service, which is generally when the product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at a physical location.

The following table summarizes the Company's net sales by major product and service category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rail Products	$52,206	$67,990	$95,768	$114,196
Rail Technologies	22,733	33,411	49,375	62,899
Rail Products and Services	74,939	101,401	145,143	177,095
Piling and Fabricated Bridge	25,580	37,588	43,971	61,320
Precast Concrete Products	16,428	17,818	27,071	31,431
Construction Products	42,008	55,406	71,042	92,751
Test, Inspection, and Threading Services	8,673	13,804	18,377	28,528
Protective Coatings and Measurement Systems	20,146	30,322	39,979	53,028
Tubular and Energy Services	28,819	44,126	58,356	81,556
Total net sales	$145,766	$200,933	$274,541	$351,402

Net sales by the timing of the transfer of products and services was as follows:

	Three Months Ended June 30, 2020
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$61,275	$28,148	$20,797	$110,220
Over time	13,664	13,860	8,022	35,546
Total net sales	$74,939	$42,008	$28,819	$145,766

	Three Months Ended June 30, 2019
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$80,701	$38,095	$33,542	$152,338
Over time	20,700	17,311	10,584	48,595
Total net sales	$101,401	$55,406	$44,126	$200,933

	Six Months Ended June 30, 2020
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$116,163	$45,031	$45,024	$206,218
Over time	28,980	26,011	13,332	68,323
Total net sales	$145,143	$71,042	$58,356	$274,541

	Six Months Ended June 30, 2019
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$137,193	$61,190	$62,676	$261,059
Over time	39,902	31,561	18,880	90,343
Total net sales	$177,095	$92,751	$81,556	$351,402

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets, included in “Inventories - net”), and billings in excess of costs (contract liabilities, included in “Deferred revenue”) on the Condensed Consolidated Balance Sheets.

Significant changes in contract assets during the six months ended June 30, 2020 resulted from transfers of $20,628 from the December 31, 2019 contract assets balance to receivables. Significant changes in contract liabilities during the six months ended June 30, 2020 resulted from increases of $2,751 due to billings in excess of costs, excluding amounts recognized as revenue during the period. Contract liabilities were reduced due to revenue recognized during the three months ended June 30, 2020 and 2019 of $1,237 and $318, respectively, and reductions due to revenue recognized during the six months ended June 30, 2020 and 2019 of $3,851 and $1,266, respectively, which were included in the contract liabilities at the beginning of each period.

As of June 30, 2020, the Company had approximately $225,897 of remaining performance obligations, which is also referred to as backlog. Approximately 11.9% of the June 30, 2020 backlog was related to projects that are anticipated to extend beyond June 30, 2021.
Note 4. Goodwill and Other Intangible Assets
The following table presents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance as of December 31, 2019	$14,418	$5,147	$—	$19,565
Foreign currency translation impact	(591)	—	—	(591)
Balance as of June 30, 2020	$13,827	$5,147	$—	$18,974

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which included the impacts of COVID-19. However, the future impacts of COVID-19 are unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of June 30, 2020.

The components of the Company’s intangible assets were as follows:

	June 30, 2020
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$44	$(41)	$3
Patents	10	358	(186)	172
Customer relationships	18	36,829	(14,791)	22,038
Trademarks and trade names	16	7,734	(3,807)	3,927
Technology	14	35,563	(21,545)	14,018
		$80,528	$(40,370)	$40,158

	December 31, 2019
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$1,272	$(1,259)	$13
Patents	10	377	(188)	189
Customer relationships	18	37,498	(13,945)	23,553
Trademarks and trade names	16	7,787	(3,551)	4,236
Technology	13	35,728	(20,205)	15,523
		$82,662	$(39,148)	$43,514
The Company amortizes intangible assets over their useful lives, which range from 5 to 25 years, with a total weighted average amortization period of approximately 16 years as of June 30, 2020. Amortization expense was $1,446 and $1,679 for the three months ended June 30, 2020 and 2019, respectively, and $2,909 and $3,391 for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, certain fully amortized intangible assets of $1,186 related to non-compete agreements were eliminated from gross intangible assets and accumulated amortization.

As of June 30, 2020, estimated amortization expense for the remainder of 2020 and thereafter was as follows:

Amortization Expense
Remainder of 2020	$2,907
2021	5,784
2022	5,700
2023	5,229
2024	4,209
2025 and thereafter	16,329
$40,158

Note 5. Accounts Receivable
The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable as of June 30, 2020 and December 31, 2019 have been reduced by an allowance for doubtful accounts of $1,393 and $1,100, respectively. Changes in reserves for uncollectable accounts, which are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations, resulted in expense of $198 and $4 for the three months ended June 30, 2020 and 2019, respectively, and expense of $362 and $104 for the six months ended June 30, 2020 and 2019, respectively.

On January 1, 2020, the Company adopted ASU 2016-13 and all the related amendments using the modified retrospective approach, which did not result in any changes to the previously reported financial information. The updates related to ASU 2016-13 were applied to assets held as of January 1, 2020.

In accordance with adoption of the new standard, the Company evaluated and revised its policies surrounding the allowance for credit losses for trade receivables. The Company established the allowance for credit losses by calculating the amount to reserve based on the age of a given trade receivable and considering historical collection patterns and bad debt expense experience, in addition to any other relevant subjective adjustments to individual receivables made by management. The Company also considered current and expected future market and other conditions. Trade receivables are pooled within the calculation based on a range of ages, which appropriately groups receivables of similar credit risk together.

The established reserve thresholds to calculate the allowance for credit loss are based on and supported by historic collection patterns and bad debt expense incurred by the Company, as well as the expectation that collection patterns and bad debt expense will continue to adhere to patterns observed in recent years, which was formed based on trends observed as well as current and expected future conditions. Management maintains high-quality credit review practices as well as positive customer relationships that further mitigate credit risk. Management monitors and reviews the contributing factors to our reserve, and makes any appropriate revisions as they become necessary.

The Company’s adoption of ASU 2016-13 did not require material changes to the allowance for credit losses and no adjustment was recorded to opening retained earnings as of January 1, 2020.
Note 6. Inventory
Inventories as of June 30, 2020 and December 31, 2019 are summarized in the following table:

	June 30, 2020	December 31, 2019
Finished goods	$56,923	$59,864
Contract assets	33,606	37,032
Work-in-process	4,751	3,728
Raw materials	18,444	18,677
Inventories - net	$113,724	$119,301

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

In addition to contract-specific provisions for which reserves were historically established as a result of our contract review process, management also elected to implement a standard credit loss provision over any remaining contract assets considered to have a similar low risk of credit loss.

The development of these estimates is based on historic collection trends, accuracy of estimates within contract margin reporting, as well as the expectation that collection patterns, margin reporting, and bad debt expense will continue to adhere to patterns observed in recent years. These expectations were formed based on trends observed as well as current and expected future conditions. Management monitors and reviews the contributing factors to our reserve, and makes any appropriate revisions as they become necessary.
Note 7. Property, Plant, and Equipment
Property, plant, and equipment as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Land	$11,531	$11,076
Improvements to land and leaseholds	17,548	17,172
Buildings	32,577	35,241
Machinery and equipment, including equipment under finance leases	121,251	122,599
Construction in progress	7,240	5,234
Gross property, plant, and equipment	190,147	191,322
Less accumulated depreciation and amortization, including accumulated amortization of finance leases	(110,478)	(109,008)
Property, plant, and equipment - net	$79,669	$82,314

Depreciation expense was $2,613 and $2,768 for the three months ended June 30, 2020 and 2019, respectively, and $5,320 and $5,540 for the six months ended June 30, 2020 and 2019, respectively.

We review our property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. We recognize an impairment loss if we believe that the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. Due to the permanent closure of three operating locations and the discontinuance of mobile services within our Test, Inspection, and Threading business unit in the Tubular and Energy Services segment during the three months ended June 30, 2020, certain assets were unable to support their carrying values. As a result, the Company recorded a non-cash impairment of $3,847 for the three and six months ended June 30, 2020, within the Tubular and Energy Services segment, using level 3 unobservable inputs. The fair value of land and buildings was determined using market value and the fair value of machinery and equipment was determined using estimated salvage value or estimated liquidation value. The impairment was included within “Other expense (income) - net” of the Condensed Consolidated Statements of Operations.
Note 8. Leases
We determine if an arrangement is a lease at its inception. Operating leases are included in “Operating lease right-of-use assets,” “Other accrued liabilities,” and “Long-term operating lease liabilities” within our Condensed Consolidated Balance Sheets. Finance leases are included in “Property, plant, and equipment - net,” “Current maturities of long-term debt,” and “Long-term debt” in our Condensed Consolidated Balance Sheets.

The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of June 30, 2020, our leases had remaining lease terms of 2 to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year.

The balance sheet components of the Company's leases were as follows as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$17,665	$13,274
Other accrued liabilities	$3,028	$3,006
Long-term operating lease liabilities	14,637	10,268
Total operating lease liabilities	$17,665	$13,274
Finance leases
Property, plant, and equipment	$3,540	$3,518
Accumulated amortization	(3,231)	(2,943)
Property, plant, and equipment - net	$309	$575
Current maturities of long-term debt	$141	$405
Long-term debt	168	170
Total finance lease liabilities	$309	$575

The components of lease expense within the Company's statements of operations were as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of finance leases	$183	$179	$367	$357
Interest on lease liabilities	19	12	37	21
Operating lease cost	916	914	1,896	1,830
Sublease income	(47)	(9)	(67)	(18)
Total lease cost	$1,071	$1,096	$2,233	$2,190

The cash flow components of the Company's leases were as follows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$(2,353)	$(2,156)
Financing cash flows related to finance leases	(367)	(378)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$6,287	$1,480

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows:

	Six Months Ended June 30,
	2020	2019
Operating lease weighted-average remaining lease term	8	6
Operating lease weighted-average discount rate	5.2%	4.9%
Finance lease weighted-average remaining lease term	2	1
Finance lease weighted-average discount rate	4.2%	4.3%

As of June 30, 2020, estimated annual maturities of lease liabilities remaining for the year ending December 31, 2020 and thereafter were as follows:

	Operating Leases	Finance Leases
Remainder of 2020	$1,953	$107
2021	3,402	163
2022	2,763	77
2023	2,519	20
2024	2,451	11
2025 and thereafter	7,603	—
Total undiscounted lease payments	20,691	378
Interest	(3,026)	(69)
Total	$17,665	$309

Note 9. Long-term Debt and Related Matters
Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
Revolving credit facility	$55,259	$33,868
Term loan	—	23,750
Finance leases and financing agreements	309	575
Total	55,568	58,193
Less current maturities	(142)	(2,905)
Long-term portion	$55,426	$55,288

On June 26, 2020, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the First Amendment (the “First Amendment”) to its Third Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank, N.A., and BMO Harris Bank, N.A. The First Amendment modified the Credit Agreement, which had a maximum revolving credit line of $140,000 and provided for a $25,000 term loan of which $22,500 remained outstanding as of June 26, 2020. The First Amendment provides for a reduction in the revolving credit facility to permit aggregate borrowings of the Borrowers up to $120,000 with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate, and repaid and terminated the outstanding term loan by drawing funds on the revolving credit facility. The First Amendment provides additional $5,000 annual reductions to the revolving credit facility beginning on December 31, 2020 through the maturity of the facility on April 30, 2024.

Borrowings under the First Amendment bear interest at rates based upon either the base rate or Euro-rate plus applicable margins. The applicable margins have been adjusted as part of the First Amendment and are dictated by the ratio of the Company’s total net indebtedness to the Company’s consolidated earnings before interest, taxes, depreciation, and amortization (“Consolidated EBITDA”) for four trailing quarters, as defined in the Credit Agreement. The base rate is the highest of (a) the Overnight Bank Funding Rate plus 50 basis points, (b) the Prime Rate, or (c) the Daily Euro-rate plus 100 basis points (each as defined in the Credit Agreement) and an increase to the interest rate floor to 100 basis points. The base rate and Euro-rate spreads range from 100 to 200 basis points and 200 to 300 basis points, respectively.

The First Amendment further provides for modifications to the financial covenants as defined in the Credit Agreement. The First Amendment modified three financial covenants in the Credit Agreement: (a) Maximum Gross Leverage Ratio, defined as the Company’s consolidated Indebtedness divided by the Company’s Consolidated EBITDA, which must not exceed, other than during a period of four consecutive fiscal quarters of the Company beginning with a fiscal quarter during which the Company consummates a permitted acquisition, and including such fiscal quarter and the immediately three succeeding fiscal quarters (the “Acquisition Period”), (i) 3.25 to 1.00 for the testing period ended June 30, 2020, 3.00 to 1.00 for the testing periods ending September 30, 2020 through March 31, 2022, and 2.75 to 1.00 for the testing periods June 30, 2022 and thereafter, and (ii) 3.50 to 1.00 for the testing period ended June 30, 2020, 3.25 to 1.00 for the testing periods ending September 30, 2020 through March 31, 2022, and 3.00 to 1.00 for the testing periods ending June 30, 2022 and thereafter occurring during an Acquisition Period; (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company's Consolidated EBITDA divided by the Company's Fixed Charges, which must be a minimum of 1.00 to 1.00 for the testing period ended June 30, 2020, 1.05 to 1.00 for the testing periods ending September 30, 2020 through June 30, 2021, 1.15 to 1.00 for the testing periods ending September 30, 2021 through June 30, 2022, and 1.25 to 1.00 for the testing periods ending September 30, 2022 and thereafter; and (c) Minimum Working Capital to Revolving Facility Usage Ratio, defined as the sum of 50% of the inventory and 85% of the accounts receivable of the Borrowers and certain other Guarantors divided by the dollar equivalent sum of the outstanding revolving credit loans, the outstanding swing loans, and the letter of credit obligations (the “Revolving Facility Usage”), which must not be less than 1.50 to 1.00. In addition, the First Amendment modifies the definition of Consolidated EBITDA to allow for certain additional adjustments. The First Amendment also includes changes to the non-financial covenants as defined in the Credit Agreement by increasing the basket for dispositions from $25,000 to $40,000. The Credit Agreement’s incremental loan feature permits the Company to increase the available revolving borrowings under the facility by up to an additional $50,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions.

The Company’s and the domestic, Canadian, and United Kingdom guarantors’ (the “Guarantors”) obligations under the Credit Agreement are secured by the grant of a security interest by the Borrowers and Guarantors in substantially all of the personal property owned by such entities. Additionally, the equity interests in each of the loan parties, other than the Company, and the equity interests held by each loan party in its respective domestic subsidiaries, have been pledged to the lenders as collateral for the lending obligations.

The Credit Agreement permits the Company to pay dividends and make distributions and redemptions with respect to its stock provided no event of default or potential default (as defined in the Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Additionally, the Credit Agreement permits the Company to complete acquisitions so long as (a) no event of default or potential default has occurred prior to or as a result of such acquisition; (b) the liquidity of the Borrowers is not less than $25,000 prior to and after giving effect to such acquisition; and (c) the aggregate consideration for the acquisition did not exceed: (i) $50,000 per acquisition; (ii) $50,000 in the aggregate for multiple acquisitions entered into during four consecutive quarters; and (iii) $100,000 in the aggregate over the term of the Credit Agreement.

Other restrictions existed at all times including, but not limited to, limitations on the Company’s sale of assets and the incurrence by either the Borrowers or the non-borrower subsidiaries of the Company of other indebtedness, guarantees, and liens.

As of June 30, 2020, L.B. Foster was in compliance with the covenants in the First Amendment.

As of June 30, 2020, the Company had outstanding letters of credit of approximately $1,015 and had net available borrowing capacity of $63,726. The maturity date of the facility is April 30, 2024.
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

Cash equivalents - Included within “Cash and cash equivalents” in the Condensed Consolidated Balance Sheets are investments in non-domestic term deposits. The carrying amounts approximate fair value because of the short maturity of the instruments.

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of June 30, 2020 and December 31, 2019, the interest rate swaps were recorded within “Other accrued liabilities” in the Condensed Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$16	$16	$—	$—	$17	$17	$—	$—
Total assets	$16	$16	$—	$—	$17	$17	$—	$—
Interest rate swaps	$1,566	$—	$1,566	$—	$480	$—	$480	$—
Total liabilities	$1,566	$—	$1,566	$—	$480	$—	$480	$—

The interest rate swaps are accounted for as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate on our debt. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheets and included in “Interest expense - net” in our Condensed Consolidated Statements of Operations as the interest expense from our debt is recognized. For the three months ended June 30, 2020 and 2019, we recognized interest expense of $217 and interest income of $56, respectively, and for the six months ended June 30, 2020 and 2019, we recognized interest expense of $290 and interest income of $121, respectively, from interest rate swaps.

In accordance with the provisions of the FASB's Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement,” the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized or disclosed on a nonrecurring basis.

Note 11. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss)	$523	$9,564	$(1,343)	$13,254
Denominator:
Weighted average shares outstanding	10,557	10,420	10,518	10,399
Denominator for basic earnings (loss) per common share	10,557	10,420	10,518	10,399
Effect of dilutive securities:
Stock compensation plans	66	222	—	199
Dilutive potential common shares	66	222	—	199
Denominator for diluted earnings (loss) per common share - adjusted weighted average shares outstanding	10,623	10,642	10,518	10,598
Basic earnings (loss) per common share	$0.05	$0.92	$(0.13)	$1.27
Diluted earnings (loss) per common share	$0.05	$0.90	$(0.13)	$1.25

There were no anti-dilutive shares during the three months ended June 30, 2020 and 131 anti-dilutive shares during the six months ended June 30, 2020, excluded from the above calculation. There were no anti-dilutive shares during the three and six months ended June 30, 2019.
Note 12. Stock-based Compensation
The Company applies the provisions of ASC 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service periods. The Company recorded stock compensation expense related to restricted stock awards and performance share units of $558 and $1,179 for the three months ended June 30, 2020 and 2019, respectively, and $1,238 and $2,034 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, unrecognized compensation expense for unvested awards approximated $5,036. The Company will recognize this expense over the upcoming 3.8 years through March 2024.

Shares issued as a result of vested stock-based compensation awards generally will be from previously issued shares that have been reacquired by the Company and held as treasury stock or authorized and previously unissued common stock.

Restricted Stock Awards and Performance Share Units
Under the 2006 Omnibus Plan, the Company grants eligible employees restricted stock and performance share units. The forfeitable restricted stock awards granted generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock agreement. Since May 2018, awards of restricted stock have been subject to a minimum one-year vesting period, including those granted to non-employee directors. Prior to May 2018, awards to non-employee directors were made in fully-vested shares. Performance share units are offered annually under separate three-year long-term incentive programs. Performance share units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples, as defined in the underlying program. If the Company’s estimate of the number of performance share units expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

Since May 1, 2017, non-employee directors have been permitted to defer receipt of annual stock awards and equity elected to be received in lieu of quarterly cash compensation. If so elected, these deferred stock units will be issued as common stock six months after separation from their service on the Board of Directors. Since May 2018, no non-employee directors have elected the option to receive deferred stock units of the Company’s common stock in lieu of director cash compensation.

In February 2020, the Compensation Committee approved the 2020 Performance Share Unit Program and the Executive Annual Incentive Compensation Plan (consisting of cash and equity components).

The following table summarizes the restricted stock awards, deferred stock units, and performance share units activity for the six months ended June 30, 2020:

	Restricted Stock	Deferred Stock Units	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	150,799	54,078	331,148	$18.50
Granted	96,676	12,058	105,857	16.80
Vested	(72,010)	—	(163,224)	15.59
Adjustment for incentive awards not expected to vest	—	—	(4,827)	30.65
Cancelled and forfeited	(10,394)	—	(27,394)	20.07
Outstanding as of June 30, 2020	165,071	66,136	241,560	$19.42

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

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$56	$162	$112	$324
Expected return on plan assets	(58)	(180)	(115)	(360)
Recognized net actuarial loss	13	31	27	63
Net periodic pension cost	$11	$13	$24	$27

The Company has made contributions to its United States defined benefit pension plan of $150 for the six months ended June 30, 2020 and expects to make total contributions of $660 during 2020.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$43	$54	$86	$108
Expected return on plan assets	(58)	(61)	(116)	(122)
Amortization of prior service costs and transition amount	6	11	12	22
Recognized net actuarial loss	63	53	126	106
Net periodic pension cost	$54	$57	$108	$114

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates total contributions of approximately $296 to the United Kingdom pension plan during 2020. For the six months ended June 30, 2020, the Company contributed approximately $152 to the plan.

Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$433	$680	$295	$1,230
Canada	30	34	69	72
United Kingdom	101	118	210	225
	$564	$832	$574	$1,527

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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2019	$1,222
Additions to warranty liability	361
Warranty liability utilized	(395)
Balance as of June 30, 2020	$1,188

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

The expected payments under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2020 and thereafter are as follows:

Year Ending December 31,
Remainder of 2020	$6,000
2021	8,000
2022	8,000
2023	8,000
2024	8,000
Total	$38,000

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

As of June 30, 2020 and December 31, 2019, the Company maintained environmental reserves approximating $6,038 and $6,068, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance as of December 31, 2019	$6,068
Environmental obligations utilized	(30)
Balance as of June 30, 2020	$6,038

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity as of June 30, 2020.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment as of June 30, 2020, no such disclosures were considered necessary.
Note 15. Income Taxes
For the three months ended June 30, 2020 and 2019, the Company recorded an income tax provision of $1,093 and $1,685 on pre-tax income of $1,616 and $11,249, respectively, for effective income tax rates of 67.6% and 15.0%, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded an income tax provision of $265 and $2,323 on pre-tax losses of $1,078 and pre-tax income of $15,577, respectively, for effective income tax rates of (24.6)% and 14.9%, respectively. The Company’s provision for income taxes for the three- and six-month periods ended June 30, 2020 included a discrete income tax benefit of $1,563 related to $6,514 of exit charges and asset impairments incurred in the second quarter. In addition to the impact of the discrete items, the Company's effective tax rate for the six months ended June 30, 2020 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses and global intangible low-taxed income (“GILTI”) inclusions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide management's current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management's current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: the COVID-19 pandemic, and any future global health crises, and the related social, regulatory, and economic impact and the response thereto by the Company, our employees, our customers, and national, state, or local governments; a continued deterioration in the prices of oil and natural gas and the related impact on the upstream and midstream energy markets; a continuation or worsening of the adverse economic conditions in the markets we serve, whether as a result of the current COVID-19 pandemic, including its impact on travel and demand for oil and gas, and the continued deterioration in the prices for oil and gas, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a continuing decrease in freight or transit rail traffic, including as a result of the COVID-19 pandemic; environmental matters, including any costs associated with any remediation and monitoring; the risk of doing business in international markets; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses and realize anticipated benefits; costs of and impacts associated with shareholder activism; customer restrictions regarding the on-site presence of third party providers due to the COVID-19 pandemic; the timeliness and availability of materials from our major suppliers, including any continuation or worsening of the disruptions in the supply chain recently experienced as a result of the COVID-19 pandemic, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, a failure of which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact these amounts; foreign currency fluctuations; inflation; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union in January 2020; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, or as updated and amended by other current or periodic filings with the Securities and Exchange Commission.

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

Beginning in March 2020, in response to the COVID-19 pandemic, several national, state, provincial, and local state of emergency orders were declared that included significant restrictive measures in the countries and other jurisdictions in which the Company sells, manufactures, and services products and systems. The Company has been considered an “essential” business under the majority of these governmental orders and, as such, has been allowed to continue operating in such jurisdictions. In response, the Company adopted its Pandemic Action Plan, pursuant to which the Company implemented a range of enhanced safety protocols recommended by the United States (“U.S.”) Centers for Disease Control and Prevention and by applicable recommendations of non-U.S. governments and authorities in order to mitigate the spread of the virus while the Company continues operations in various locations.

As a result of the COVID-19 pandemic, the Company has experienced disruptions in supply chains, delays in deliveries to customers, and unwillingness of certain customers to have the Company's employees work on site, as well as general weakness in demand as stay-at-home orders were lengthened by most global, national, and regional authorities.

Despite some easing of restrictive measures during the second quarter of 2020, the Company anticipates continued disruptions in the third quarter of 2020 and possibly beyond as various restrictive measures have remained in effect in the major markets we serve. The Company has experienced minimal disruption with its on-premise workforce up to this point, and the Company expects to continue to operate under its pandemic protocols with minimal changes. The second quarter has historically been an important quarter for the Company, as it typically experiences an increase in orders and backlog as construction projects are planned and started. The Rail Products and Services and Construction Products segments reported consistent order activity during the second quarter of 2020, as compared to the second quarter of 2019, despite the COVID-19 pandemic, and continues to experience steady proposal activity. However, the outlook for the Tubular and Energy Services segment remains much less favorable due to the impact on demand that the COVID-19 pandemic has had in the energy markets.

The year-over-year backlog increase in the second quarter of 2020 of 12.9% for the Rail Products and Services segment, and 19.7% for the Construction Products segment highlight the relative strength of the transportation infrastructure served market despite pockets of weakness associated with traffic volume and transportation related projects due to the COVID-19 pandemic.

The Rail Products and Services segment is anticipating further recovery in rail services, particularly services related to the London Crossrail project as on site services are expected to resume in the third quarter. Transit products bookings were strong in the second quarter of 2020, including concrete ties for transit systems. As the Company monitors the budget shortfalls incurred by transit operators in all markets, projects associated with long term planning have been moving forward. However, the Company is not expecting a notable improvement in the sales of consumable products that are usually correlated to traffic volume in the second half of 2020 given the on-going restrictions driven by the COVID-19 pandemic.

The Construction Products segment backlog increase was driven by a steady quarter of order activity in the Fabricated Bridge and Precast Concrete Products divisions. Both divisions saw key projects drive growth in the segment's backlog which increased sequentially from the first quarter of 2020 as well. The backlog for bridge decking will result in production rates at near capacity levels. The Precast Concrete Products division continues to benefit from new infrastructure in the regions that the Company serves. While this business depends on municipal, state, and federal spending for certain programs that may experience budget pressures, these programs could benefit from continued government spending on infrastructure and economic stimulus efforts related to civil construction projects.

The severe decline in travel due to the COVID-19 pandemic has led to significant reductions in the production of oil as demand for fuel has declined by record amounts. On a year-to-date basis for 2020, sales have declined 28.4% and orders have declined by 50.0% in the Tubular and Energy segment. This has led to the Company projecting material declines in sales for this segment for the 2020 year. The most significant decline is in services for upstream drilling companies. As U.S. exploration and production companies have reduced production and implemented spending cuts, demands for much of what the Company does in its Test, Inspection, and Threading Services division of the Tubular and Energy Services segment has sharply declined and further deterioration is anticipated. As a result, the Company has taken a number of steps to minimize the unfavorable impact from the loss in sales volume and order activity. Services for pipeline projects (corrosion protection coatings and measurement systems) have also declined, although at a slower rate. The significant need for additional pipeline capacity anticipated in 2019 is being reforecast as estimated transport volume will not put nearly as much strain on pipeline capacity as previously projected. These are longer-term projects, and certain projects are expected to continue based on projected needs once the market returns to a more normalized volume level. The Company has taken steps to address the cost structure of its mid-stream businesses to mitigate the impact of the current deterioration in energy prices on the Company’s mid-stream service offerings, and will continue to proactively manage its cost structure to navigate the instability within the market environment.

In the fourth quarter of 2019, the Company announced the closure of three service centers within the Test, Inspection, and Threading Services business that did not have a path to profitability as they were operating in upstream markets that were not expected to recover. Through June 30, 2020, the Company incurred approximately $271 in costs related to those closures. On April 30, 2020, the Company approved the permanent closure of an additional three operating locations servicing the U.S. Niobrara and Bakken oil and gas production regions and the discontinuance of mobile services for the Permian production region. The Company believes that these actions will strengthen its core businesses, result in improved operating profitability, and allow for the reallocation of resources and investment opportunities to provide sustainable value to its shareholders. The Company expects the closure of these operations to be substantially completed during 2020. As a result of these activities, the Company incurred certain exit and disposal charges consisting of employee relocation and retention expenses, as well as asset impairments, site clean-up, and facility restoration expenses, totaling approximately $6,514, of which $3,847 were non-cash impairments of property, plant, and equipment. The expenses resulting from these actions could increase in future periods as a result of certain factors including unknown or unforeseen costs as part of winding up these operations.

The Company is continuing to evaluate the market conditions and outlook for the energy markets and will continue to evaluate strategic alternatives for the Test, Inspection, and Threading Services division. The Company may determine that additional service centers need to be shut down, or other strategic actions may need to be undertaken in order to most effectively position the Company for continued growth and profitability.

Results of the Quarter

	Three Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019
Net Sales:
Rail Products and Services	$74,939	$101,401	(26.1)%	51.4%	50.5%
Construction Products	42,008	55,406	(24.2)	28.8	27.6
Tubular and Energy Services	28,819	44,126	(34.7)	19.8	21.9
Total net sales	$145,766	$200,933	(27.5)%	100.0%	100.0%

	Three Months Ended June 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Three Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019
Gross Profit:
Rail Products and Services	$15,021	$18,930	(20.6)%	20.0%	18.7%
Construction Products	6,095	7,895	(22.8)	14.5	14.2
Tubular and Energy Services	5,937	10,303	(42.4)	20.6	23.3
Total gross profit	$27,053	$37,128	(27.1)%	18.6%	18.5%

	Three Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019
Expenses:
Selling and administrative expenses	$19,562	$22,855	(14.4)%	13.4%	11.4%
Amortization expense	1,446	1,679	(13.9)	1.0	0.8
Interest expense - net	1,090	1,597	(31.7)	0.7	0.8
Other expense (income) - net	3,339	(252)	**	2.3	(0.1)
Income before income taxes	$1,616	$11,249	(85.6)%	1.1%	5.6%
Income tax expense	1,093	1,685	(35.1)	0.7	0.8
Net income	$523	$9,564	(94.5)%	0.4%	4.8%

** Results of the calculation are not considered meaningful for presentation purposes.

Second Quarter 2020 Compared to Second Quarter 2019 – Company Analysis
Net sales of $145,766 for the three months ended June 30, 2020 decreased by $55,167, or 27.5%, compared to the prior year quarter. The decline was attributable to reductions within each of the three segments, due in part to disruptions across each of the segments caused by the COVID-19 pandemic. Sales for the Tubular and Energy Services segment decreased by 34.7%, the Rail Products and Services segment decreased by 26.1%, and the Construction Products segment decreased by 24.2%.

Gross profit decreased by $10,075 compared to the prior year quarter to $27,053 for the three months ended June 30, 2020. The decline in gross profit was attributable to each of the three segments, as Tubular and Energy Services decreased by 42.4%, Construction Products decreased by 22.8%, and Rail Products and Services decreased by 20.6%. Gross profit margin for the three months ended June 30, 2020 was 18.6%, or 10 basis points (“bps”) higher than the prior year quarter, primarily due to Rail Products and Services.

Selling and administrative expenses decreased by $3,293, or 14.4%, compared to the prior year quarter. The decrease in expense was primarily driven by reductions in personnel related expenses of $2,453 and third-party professional service expenses of $638. As a percent of sales, selling and administrative expenses increased 200 bps compared to the prior year quarter, primarily due to the 27.5% reduction in sales. Other expense (income) for the three months ended June 30, 2020 was negatively impacted by restructuring, relocation, and closure costs of $6,957, which were partially offset by the receipt of a non-recurring disbursement of $1,874 from an unconsolidated partnership.

The Company’s effective income tax rate for the three months ended June 30, 2020 was 67.6%, compared to 15.0% in the prior year quarter. For the three months ended June 30, 2020, the Company recorded an income tax expense of $1,093, compared to $1,685 in the three months ended June 30, 2019. The Company’s provision for income taxes for the three months ended June 30, 2020 included a discrete income tax benefit of $1,563 related to $6,514 exit charges and asset impairments costs incurred in the second quarter. In addition to the impact of the discrete item, the effective tax rate for the quarter ended June 30, 2020 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses and GILTI inclusions.

Net income for the second quarter of 2020 was $523, or $0.05 per diluted share, compared to $9,564, or $0.90 per diluted share, in the prior year quarter.

Results of Operations – Segment Analysis
Rail Products and Services

	Three Months Ended June 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$74,939	$101,401	$(26,462)	(26.1)%
Gross profit	$15,021	$18,930	$(3,909)	(20.6)%
Gross profit percentage	20.0%	18.7%	1.3%	7.4%
Segment profit	$5,816	$7,919	$(2,103)	(26.6)%
Segment profit percentage	7.8%	7.8%	—%	—%

Second Quarter 2020 Compared to Second Quarter 2019
The Rail Products and Services segment sales three months ended June 30, 2020 decreased by $26,462, or 26.1%, compared to the prior year quarter. The sales decline was primarily driven by the Rail Products business unit, which decreased by $15,784, or 23.2%, from reduced freight rail spending and decreased transit rail customer traffic driven by the COVID-19 pandemic. Also contributing to the sales decline was the Rail Technologies business, which decreased by $10,678, or 32.0%, from the prior year. This decrease was due primarily to reduced sales of our North American friction management consumable products and services as freight and transit rail customer traffic declined due to the COVID-19 pandemic and reduced activity levels on the London Crossrail project in the U.K., primarily from a work stoppage due to stay-at-home orders resulting from the COVID-19 pandemic. We anticipate that on-site services for the London Crossrail project will resume in the third quarter of 2020.

The Rail Products and Services segment gross profit decreased by $3,909, or 20.6%, from the prior year quarter. The decrease was primarily driven by the volume decline in the Rail Technologies business. Segment gross profit margin increased by 130 bps as a result of the product mix providing increased contributions from our higher profit margin offerings and overall margin expansion in the Rail Products business unit. Segment profit was $5,816, a $2,103 decline over the prior year quarter. Selling, general, and administrative expenses incurred by the segment decreased by $1,095 compared to the prior year quarter, primarily attributable to decreased personnel related costs and third-party professional service costs.

During the current quarter, the Rail Products and Services segment had a decrease in new orders of 5.6% compared to the prior year period. The decrease was primarily related to activity within our global transit projects, friction management consumables, and on-track services resulting from reduced transit rail traffic and pandemic-related restrictions.

Construction Products

	Three Months Ended June 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$42,008	$55,406	$(13,398)	(24.2)%
Gross profit	$6,095	$7,895	$(1,800)	(22.8)%
Gross profit percentage	14.5%	14.2%	0.3%	1.8%
Segment profit	$1,506	$3,413	$(1,907)	(55.9)%
Segment profit percentage	3.6%	6.2%	(2.6)%	(41.8)%

Second Quarter 2020 Compared to Second Quarter 2019
The Construction Products segment sales for the three months ended June 30, 2020 decreased by $13,398, or 24.2%, compared to the prior year quarter. The decline was attributable to volume decreases in both the Piling and Fabricated Bridge division and the Precast Concrete Products division, resulting in sales reductions of $12,008 and $1,390, respectively. Piling and Fabricated Bridge experienced a decline in volume during the current year quarter primarily due to the significant positive impact the Port Everglades project had on the prior year quarter results. The Precast Concrete Products business unit sales were unfavorably impacted by the ramp-up of operations in the new Boise, ID facility during the second quarter of 2020. This relocation resulted in expected lower levels of production until the new facility achieves full operational efficiency, which is expected to occur during the third quarter of 2020.

Construction Products gross profit decreased by $1,800, or 22.8%, over the prior year quarter. The decrease was primarily attributable to lower operational efficiency during the ramp-up of the new precast concrete facility in Boise, ID. The segment profit of $1,506 was a reduction of $1,907 from the prior year quarter segment profit of $3,413.

During the quarter, the Construction Products segment had an increase in new orders of 11.2% compared to the prior year quarter, which was primarily related to a significant bridge grid decking order. The Company believes that while order activity continues to be steady, the various restrictive measures enacted associated with COVID-19 are causing delays in the progress of scheduled projects. As of June 30, 2020, backlog was $106,785, a 4.6% increase from March 31, 2020.

Tubular and Energy Services

	Three Months Ended June 30,		Decrease	Percent Decrease
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$28,819	$44,126	$(15,307)	(34.7)%
Gross profit	$5,937	$10,303	$(4,366)	(42.4)%
Gross profit percentage	20.6%	23.3%	(2.7)%	(11.8)%
Segment (loss) profit	$(4,105)	$5,019	$(9,124)	(181.8)%
Segment profit percentage	(14.2)%	11.4%	(25.6)%	(225.2)%

Second Quarter 2020 Compared to Second Quarter 2019
Tubular and Energy Services segment sales for the three months ended June 30, 2020 decreased by $15,307, or 34.7%, compared to the prior year quarter. The decrease was due to deteriorated conditions in the served U.S. oil and gas market. The reduction in demand caused by reduced travel throughout the world as a result of the COVID-19 pandemic has caused exploration and production companies to further decrease their activities and reduce spending, which adversely impacted the need for our products and services offered by the segment. This led to sales decreases of $10,176 and $5,131 in the Protective Coatings and Measurement Systems business and the Test, Inspection, and Threading Services business, respectively, compared to the prior year quarter.

Tubular and Energy Services segment gross profit decreased by $4,366, or 42.4%, which was primarily attributable to the reduced volumes within the Test, Inspection, and Threading Services business unit and, to a lesser extent, Protective Coatings and Measurement Systems, resulting in gross profit decreases of 112.8% and 34.6%, respectively. Segment gross profit margin decreased by 270 bps from the prior year quarter, primarily driven by reduced revenue volume supporting the fixed costs within the Test, Inspection, and Threading Services business. The segment loss was a decrease of $9,124, or 181.8%, from the prior year quarter.

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

As a result of these activities, the Company incurred certain exit and disposal charges consisting of relocation and employee retention expenses, as well as asset impairments, site clean-up, and facility restoration expenses, totaling approximately $6,514 in the Tubular and Energy Services operating segment loss. Additional expenses resulting from these actions could be incurred as a result of certain factors including unknown or unforeseen costs as part of winding up these operations. The second quarter of 2020 segment loss included trailing closure costs of $67 related to the Test, Inspection, and Threading Services site closures enacted in the fourth quarter of 2019.

The Tubular and Energy Services segment had a decrease of 63.3% in new orders compared to the prior year quarter. Each of the business units within the segment contributed to the decline in new orders, as capital spending and project delays within the served domestic oil and gas market negatively impacted the segment.

Six Month Results

	Six Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Six Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019
Net Sales:
Rail Products and Services	$145,143	$177,095	(18.0)%	52.9%	50.4%
Construction Products	71,042	92,751	(23.4)	25.9	26.4
Tubular and Energy Services	58,356	81,556	(28.4)	21.2	23.2
Total net sales	$274,541	$351,402	(21.9)%	100.0%	100.0%

	Six Months Ended June 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Six Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019
Gross Profit:
Rail Products and Services	$27,513	$33,167	(17.0)%	19.0%	18.7%
Construction Products	10,134	13,467	(24.7)	14.3	14.5
Tubular and Energy Services	11,063	19,656	(43.7)	19.0	24.1
Total gross profit	$48,710	$66,290	(26.5)%	17.7%	18.9%

	Six Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Six Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019
Expenses:
Selling and administrative expenses	$40,887	$44,772	(8.7)%	14.9%	12.7%
Amortization expense	2,909	3,391	(14.2)	1.1	1.0
Interest expense - net	1,907	2,952	(35.4)	0.7	0.8
Other expense (income) - net	4,085	(402)	**	1.5	(0.1)
(Loss) income before income taxes	$(1,078)	$15,577	(106.9)%	(0.4)%	4.4%
Income tax expense	265	2,323	(88.6)	0.1	0.7
Net (loss) income	$(1,343)	$13,254	(110.1)%	(0.5)%	3.8%

** Results of the calculation are not considered meaningful for presentation purposes.

First Six Months 2020 Compared to First Six Months 2019 – Company Analysis
Net sales of $274,541 for the six months ended June 30, 2020 decreased by $76,861, or 21.9%, compared to the prior year period. The decline was attributable to reductions within each of the three segments, due in part to disruptions across each of our segments caused by the COVID-19 pandemic. Sales for the Tubular and Energy Services segment decreased by 28.4%, the Construction Products segment decreased by 23.4%, and the Rail Products and Services segment decreased by 18.0%.

Gross profit decreased by $17,580 compared to the prior year quarter to $48,710 for the six months ended June 30, 2020. The decline in gross profit was attributable to each of the three segments, as Tubular and Energy Services decreased by 43.7%, Construction Products decreased by 24.7%, and Rail Products and Services decreased by 17.0%. Gross profit margin for the six months ended June 30, 2020 was 17.7%, or 120 bps lower than the prior year period, primarily due to reduced sales within the Tubular and Energy Services segment.

Selling and administrative expenses decreased by $3,885, or 8.7%, compared to the prior year quarter. The decrease in expense was primarily driven by reductions in personnel related costs of $2,237 and third-party professional service expenses of $1,339. As a percent of sales, selling and administrative expenses increased 220 bps compared to the prior year quarter, primarily due to the 21.9% reduction in sales. Other expense (income) for the six months ended June 30, 2020 was negatively impacted by restructuring, relocation, and closure costs of $7,838, which were partially offset by the receipt of a non-recurring disbursement of $1,874 from an unconsolidated partnership.

The Company’s effective income tax rate for the six months ended June 30, 2020 was (24.6)%, compared to 14.9% in the prior year period. For the six months ended June 30, 2020, the Company recorded income tax expense of $265, compared to $2,323 for the six months ended June 30, 2019. The Company’s provision for income taxes for the six months ended June 30, 2020 included a discrete income tax benefit of $1,563 related to $6,514 exit charges and asset impairments costs incurred in the period. In addition to the impact of the discrete item, the effective tax rate for the six months ended June 30, 2020 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses and GILTI inclusions.

Net loss for the six months ended June 30, 2020 was $1,343, or $0.13 loss per diluted share, compared to net income of $13,254, or $1.25 earnings per diluted share, in the prior year period.

Results of Operations – Segment Analysis
Rail Products and Services

	Six Months Ended June 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$145,143	$177,095	$(31,952)	(18.0)%
Gross profit	$27,513	$33,167	$(5,654)	(17.0)%
Gross profit percentage	19.0%	18.7%	0.3%	1.2%
Segment profit	$6,987	$11,398	$(4,411)	(38.7)%
Segment profit percentage	4.8%	6.4%	(1.6)%	(25.2)%

First Six Months 2020 Compared to First Six Months 2019
The Rail Products and Services segment sales for the six months ended June 30, 2020 decreased by $31,952, or 18.0%, compared to the prior year period. The sales decline was driven by our Rail Products business which declined by $18,428, or 16.1%, and the Rail Technologies business which decreased by $13,524, or 21.5%, from the prior year. The decreases were due primarily to our North American transit projects and friction management consumable products and services, as freight and transit rail customer traffic declined as a result of the impact of the COVID-19 pandemic. Also contributing to the decline was reduced activity levels on the London Crossrail project in the U.K, primarily from the project nearing its completion and a work stoppage due to stay-at-home orders resulting from the COVID-19 pandemic.

The Rail Products and Services segment gross profit decreased by $5,654, or 17.0%, from the prior year period. The decrease was primarily driven by the volume decline in the Rail Technologies business and, to a lesser extent, North American transit projects. Segment gross profit margin increased by 30 bps as a result of a favorable product mix of higher margin offerings within the Rail Products business. Segment profit was $6,987, a $4,411 decline over the prior year period.

During the six months ended June 30, 2020, the Rail Products and Services segment had a decrease in new orders of 15.6% compared to the prior year period. The decrease was primarily related to reduced order activity related to global transit projects, friction management consumables, and on track services. Backlog as of June 30, 2020 was $106,185, a 2.4% increase from December 31, 2019.

Construction Products

	Six Months Ended June 30,		Decrease	Percent Decrease
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$71,042	$92,751	$(21,709)	(23.4)%
Gross profit	$10,134	$13,467	$(3,333)	(24.7)%
Gross profit percentage	14.3%	14.5%	(0.2)%	(1.8)%
Segment (loss) profit	$(133)	$4,247	$(4,380)	(103.1)%
Segment profit percentage	(0.2)%	4.6%	(4.8)%	(104.1)%

First Six Months 2020 Compared to First Six Months 2019
The Construction Products segment sales for the six months ended June 30, 2020 decreased by $21,709, or 23.4%, compared to the prior year period. The decline was attributable to volume decreases in both the Piling and Fabricated Bridge division and the Precast Concrete Products division, resulting in sales reductions of $17,349 and $4,360, respectively. Piling and Fabricated Bridge experienced decreased volume compared to the prior year period due to the significant activity level on the Port Everglades piling project in the prior year period without a project of comparable size during the six months ended June 30, 2020. Our Precast Concrete

Products business unit sales were unfavorably impacted by the relocation of operations to Boise, ID during the first half of 2020. This relocation resulted in the expected downtime of production until the new facility achieves full operational efficiency, which is expected to occur during the third quarter of 2020.

Construction Products gross profit decreased by $3,333, or 24.7%, from the prior year period. The decrease was primarily attributable to start-up activities resulting in reduced operational efficiency during the ramp-up of the new precast concrete facility in Boise, ID. This facility is expected to attain full operational efficiency in the third quarter of 2020. The segment loss of $133 was a reduction of $4,380 from the prior year period segment profit of $4,247. Included within the first six months of 2020 segment loss are relocation costs of $674 related to the Boise, ID facility.

During the six months ended June 30, 2020, the Construction Products segment had new orders that were relatively flat when compared to the prior year period. The Company believes that the stay-at-home orders associated with COVID-19 have delayed the progress of scheduled projects. As of June 30, 2020, backlog was $106,785, a 15.7% increase from December 31, 2019.

Tubular and Energy Services

	Six Months Ended June 30,		Decrease	Percent Decrease
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net Sales	$58,356	$81,556	$(23,200)	(28.4)%
Gross profit	$11,063	$19,656	$(8,593)	(43.7)%
Gross profit percentage	19.0%	24.1%	(5.1)%	(21.3)%
Segment (loss) profit	$(3,493)	$9,707	$(13,200)	(136.0)%
Segment profit percentage	(6.0)%	11.9%	(17.9)%	(150.3)%

First Six Months 2020 Compared to First Six Months 2019
Tubular and Energy Services segment sales decreased by $23,200, or 28.4%, compared to the prior year period. The decrease was due to deteriorating conditions in the served U.S. oil and gas market. The reduction in demand caused by reduced travel throughout the world as a result of the COVID-19 pandemic has caused exploration and production companies to decrease their activities and reduce spending, which impacted the need for our products and services within the segment. This led to sales decreases of $13,049 and $10,151 in the Protective Coatings and Measurement Systems business and the Test, Inspection, and Threading Services business, respectively, from the prior year period.

Tubular and Energy Services segment gross profit decreased by $8,593, or 43.7%, which was primarily attributable to the reduced volumes within our Test, Inspection, and Threading Services business unit and, to a lesser extent, Protective Coatings and Measurement Systems resulting in gross profit decreases of 144.2% and 27.7%, respectively. Segment gross profit margin decreased by 510 bps from the prior year period, which was primarily driven by reduced revenue volume supporting the fixed costs within the Test, Inspection, and Threading Services business. The segment loss was a decrease of $13,200, or 136.0%, from the prior year period.

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

As a result of these activities, the Company incurred certain exit and disposal charges consisting of relocation and employee retention expenses, as well as asset impairments, site clean-up, and facility restoration expenses, totaling $6,514 in the Tubular and Energy Services operating segment. Additional expenses resulting from these actions could change materially as a result of certain factors including unknown or unforeseen costs as part of winding up these operations. The six months ended June 30, 2020 segment loss also included trailing closure costs of $271 related to the Test, Inspection, and Threading Services site closures enacted in the fourth quarter of 2019.

The Tubular and Energy Services segment had a decrease of 50.0% in new orders compared to the prior year period. Each of the business units within the segment contributed to the decline in new orders as capital spending and project delays within the served domestic oil and gas market negatively impacted the segment.

Other
Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	June 30, 2020	December 31, 2019	June 30, 2019
Rail Products and Services	$106,185	$103,694	$94,026
Construction Products	106,785	92,280	89,239
Tubular and Energy Services	12,927	34,093	26,059
Total backlog	$225,897	$230,067	$209,324

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

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated by operations, and the available capacity under our revolving credit facility, which provides for a total commitment of up to $120,000. Our primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, and payments related to the Union Pacific Railroad Settlement. Our total debt was $55,568 and $58,193 as of June 30, 2020 and December 31, 2019, respectively, and was primarily comprised of borrowings under our revolving credit facility.

The following table reflects our available funding capacity as of June 30, 2020:

	June 30, 2020
Cash and cash equivalents		$7,387
Credit agreement:
Total availability under the credit agreement	120,000
Outstanding borrowings on revolving credit facility	(55,259)
Letters of credit outstanding	(1,015)
Net availability under the revolving credit facility		63,726
Total available funding capacity		$71,113

Our cash flows are impacted from period to period by fluctuations in working capital. While we place an emphasis on working capital management in our operations, factors such as our contract mix, commercial terms, days sales outstanding (“DSO”), and market conditions as well as seasonality may impact our working capital. We regularly assess our receivables for collectability, and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of June 30, 2020, but adverse changes in the economic environment, including further deterioration of demand for crude oil and natural gas in the energy markets, and adverse financial conditions of our customers resulting from, among other things, the COVID-19 pandemic, may impact certain of our customers’ ability to access capital and compensate us for our products and services, as well as impact demand for our products and services.

The change in cash and cash equivalents for the six months ended June 30, 2020 and 2019 was as follows:

	June 30,
	2020	2019
Net cash provided by (used in) operating activities	$6,148	$(9,429)
Net cash used in investing activities	(7,422)	(3,772)
Net cash (used in) provided by financing activities	(4,689)	14,706
Effect of exchange rate changes on cash and cash equivalents	(828)	214
Net (decrease) increase in cash and cash equivalents	$(6,791)	$1,719

Cash Flow from Operating Activities
During the six months ended June 30, 2020, cash flows provided by operating activities were $6,148, compared to a use of $9,429 during the prior year period. For the six months ended June 30, 2020, the net (loss) income and adjustments to net (loss) income from operating activities provided $12,153, compared to $23,790 in the 2019 period. Working capital and other assets and liabilities used $6,005 in the current period, compared to $33,219 in the prior year period. During the six months ended June 30, 2020 and 2019, the Company made payments totaling $2,000 and $4,000, respectively, under the terms of the concrete tie settlement agreement with Union Pacific Railroad. During the six months ended June 30, 2020, the Company received a non-recurring disbursement of $1,874 from an unconsolidated partnership.

The Company’s calculation for days sales outstanding at June 30, 2020 and December 31, 2019 was 47 and 49 days, respectively, and we believe our receivables portfolio is strong.

Cash Flow from Investing Activities
Capital expenditures for the six months ended June 30, 2020 and 2019 were $7,433 and $3,848, respectively. The current year expenditures relate to the purchase of a continuous welded rail car and unloader within our Rail Products and Services segment, facility start-up expenditures within our Construction Products and Tubular and Energy Services segments, and general plant and operational improvements throughout the Company. Expenditures for the six months ended June 30, 2019 related to plant expansion and automation integration programs within our Tubular and Energy Services segment as well as general plant and operational improvements throughout the Company.

Cash Flow from Financing Activities
During the six months ended June 30, 2020, the Company had a reduction in outstanding debt of $2,611, primarily attributable to the repayment of outstanding debt using excess cash generated through operating activities. During the six months ended June 30, 2019, the Company had an increase in outstanding debt of $16,133, primarily related to the funding of working capital for operations. Treasury stock acquisitions of $1,660 and $591 for the six months ended June 30, 2020 and 2019, respectively, represent income tax withholdings from employees and non-employee directors in connection with the vesting of restricted stock awards. During the six months ended June 30, 2020 and 2019, the Company incurred debt issuance costs of $418 and $836, respectively.

Financial Condition
As of June 30, 2020, we had $7,387 in cash and cash equivalents. Our cash management priority continues to be short-term maturities and the preservation of our principal balances. As of June 30, 2020, approximately $6,665 of our cash and cash equivalents was held in non-domestic bank accounts. During the six months ended June 30, 2020, the Company repatriated $5,387 in excess cash from our international locations. We principally maintain our cash and cash equivalents in accounts held by major banks and financial institutions.

Our principal uses of cash in recent years have been to fund our operations, including capital expenditures, and to service our indebtedness. We view our short and long-term liquidity as being dependent on our results of operations, changes in working capital and our borrowing capacity. As of June 30, 2020, our revolving credit facility had $63,726 of net availability, while we had $55,568 in total debt. Our current ratio as of June 30, 2020 was 1.86.

On June 26, 2020, we entered into the First Amendment that reduced the total commitments under the revolving credit facility to $120,000 from $140,000. The amendment requires additional $5,000 annual reductions to the revolving credit facility capacity beginning on December 31, 2020 through the maturity of the facility. In addition, the amendment terminated the existing term loan by drawing on the revolving credit facility. Borrowings under the amendment continue to bear interest rates based upon either the base rate or Euro-rate plus applicable margins. However, the amendment increased the applicable margins on the interest rates, and implemented an interest rate floor of 100 basis points. The amendment also modified the covenants associated with the credit agreement. We believe that the combination of our cash and cash equivalents, cash generated from operations and the capacity under our revolving credit facility will provide us with sufficient liquidity to provide the flexibility to operate the business in a prudent manner and enable us to continue to service our outstanding debt. For a discussion of the terms and availability of our credit facilities, please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

To reduce the impact of interest rate changes on outstanding variable-rate debt, we entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017, at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. As of June 30, 2020 and December 31, 2019, the swap liability was $1,566 and $480, respectively.

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

For the six months ended June 30, 2020, a 1% change in the interest rate for variable rate debt as of June 30, 2020 would increase or decrease interest expense by approximately $577.

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

As of June 30, 2020 and December 31, 2019, the Company recorded a current liability of $1,566 and $480, respectively, related to its LIBOR-based interest rate swap agreements.

Foreign Currency Exchange Rate Risk
The Company is subject to exposures to changes in foreign currency exchange rates. The Company may manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the six months ended June 30, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations and supply chains, and we have experienced and expect to continue to experience unpredictable reductions in demand for certain of our products and services. If we do not successfully manage our supply chain or identify new sources of supplies, we may be unable to satisfy customer orders, which could harm our reputation and customer relationships and materially adversely affect our business, financial condition, and operating results. While COVID-19 has adversely affected each of our segments, the impact on our upstream and midstream energy markets has been particularly adverse, contributing to deteriorating prices of oil and natural gas, weakening demand, and reducing customer spending. We expect these adverse market conditions, particularly in the oil and gas markets, will continue. While the majority of our employees have generally been permitted to continue to work because our businesses are regarded as essential, U.S. and non-domestic governmental pandemic mitigation measures such as stay-at-home orders have slowed travel and movement of goods throughout the world, contributing to reduction in demand for our products and services. We expect that these adverse impacts could continue but we are unable to predict the extent, nature, or duration of these impacts on our results of operations and financial condition at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended June 30, 2020 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2020 - April 30, 2020	117	$17.57	—	$—
May 1, 2020 - May 31, 2020	100	11.21	—	—
June 1, 2020 - June 30, 2020	—	—	—	—
Total	217	$14.64	—	$—

(1) Shares withheld by the Company to pay taxes upon vesting of restricted stock awards.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description
10.1
First Amendment dated June 26, 2020 to the Third Amended and Restated Credit Agreement dated April 30, 2019 between Registrant and PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, National Association, Citizens Bank, N.A., and BMO Harris Bank, National Association, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 0-10436, filed on July 1, 2020.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Principal Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	August 5, 2020	By: /s/ James M. Kempton
James M. Kempton
Controller and
Principal Accounting Officer
(Duly Authorized Officer of Registrant)