Form 10-Q
period 2020-09-30
FOSTER L B CO
filed 2020-11-05
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2020
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

As of October 29, 2020, there were 10,745,856 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,311	$14,178
Accounts receivable - net (Note 6)	61,400	73,616
Inventories - net (Note 7)	117,267	118,461
Other current assets	15,176	4,101
Current assets of discontinued operations (Note 3)	—	6,308
Total current assets	203,154	216,664
Property, plant, and equipment - net (Note 8)	62,721	60,435
Operating lease right-of-use assets - net (Note 9)	16,696	11,280
Other assets:
Goodwill (Note 5)	19,823	19,565
Other intangibles - net (Note 5)	38,046	42,113
Deferred tax assets (Note 16)	37,318	19,522
Other assets	1,172	1,119
Other assets of discontinued operations (Note 3)	—	34,473
TOTAL ASSETS	$378,930	$405,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,181	$63,029
Deferred revenue	7,835	8,446
Accrued payroll and employee benefits	9,164	13,194
Current portion of accrued settlement (Note 15)	8,000	8,000
Current maturities of long-term debt (Note 10)	117	2,877
Other accrued liabilities	13,322	15,560
Current liabilities of discontinued operations (Note 3)	625	5,638
Total current liabilities	99,244	116,744
Long-term debt (Note 10)	48,987	55,275
Deferred tax liabilities (Note 16)	4,626	4,751
Long-term portion of accrued settlement (Note 15)	28,000	32,000
Long-term operating lease liabilities (Note 9)	14,081	9,012
Other long-term liabilities	10,641	11,916
Long-term liabilities of discontinued operations (Note 3)	—	5,611
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at September 30, 2020 and December 31, 2019, 11,115,779; shares outstanding at September 30, 2020 and December 31, 2019, 10,562,396 and 10,422,091, respectively	111	111
Paid-in capital	45,313	49,204
Retained earnings	163,012	157,525
Treasury stock - at cost, 553,383 and 693,688 common stock shares at September 30, 2020 and December 31, 2019, respectively	(12,722)	(16,795)
Accumulated other comprehensive loss	(22,363)	(20,183)
Total stockholders’ equity	173,351	169,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$378,930	$405,171

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Sales of goods	$101,945	$118,578	$321,212	$389,862
Sales of services	16,420	26,270	60,623	85,235
Total net sales	118,365	144,848	381,835	475,097
Cost of goods sold	82,881	97,232	263,537	320,591
Cost of services sold	13,423	19,665	44,977	61,766
Total cost of sales	96,304	116,897	308,514	382,357
Gross profit	22,061	27,951	73,321	92,740
Selling and administrative expenses	17,066	21,035	56,273	62,871
Amortization expense	1,428	1,622	4,271	4,947
Interest expense - net	940	1,078	2,841	4,030
Other income - net	(209)	(374)	(1,909)	(764)
Income from continuing operations before income taxes	2,836	4,590	11,845	21,656
Income tax (benefit) expense	(13,742)	836	(11,698)	3,883
Income from continuing operations	16,578	3,754	23,543	17,773
Discontinued operations:
Loss from discontinued operations before income taxes	(13,478)	(1,475)	(23,565)	(2,964)
Income tax benefit	(3,730)	(785)	(5,509)	(1,509)
Loss from discontinued operations	(9,748)	(690)	(18,056)	(1,455)
Net income	$6,830	$3,064	$5,487	$16,318
Basic earnings (loss) per common share:
From continuing operations	$1.57	$0.36	$2.24	$1.71
From discontinued operations	(0.92)	(0.07)	(1.72)	(0.14)
Basic earnings per common share	$0.65	$0.29	$0.52	$1.57
Diluted earnings (loss) per common share:
From continuing operations	$1.56	$0.35	$2.21	$1.67
From discontinued operations	(0.92)	(0.06)	(1.69)	(0.14)
Diluted earnings per common share	$0.64	$0.29	$0.52	$1.53

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$6,830	$3,064	$5,487	$16,318
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,818	(1,416)	(1,708)	(1,038)
Unrealized loss on cash flow hedges, net of tax benefit of $0, $0, $277, and $0 respectively	—	(151)	(809)	(1,309)
Cash flow hedges reclassified to earnings, net of tax expense of $98, $0, $98, and $0, respectively	137	—	137	—
Reclassification of pension liability adjustments to earnings, net of tax expense of $15, $0, $46, and $0 respectively*	66	90	200	275
Other comprehensive income (loss)	2,021	(1,477)	(2,180)	(2,072)
Comprehensive income	$8,851	$1,587	$3,307	$14,246

*	Reclassifications out of Accumulated other comprehensive loss for pension obligations are charged to Selling and administrative expenses within the Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$23,543	$17,773
Adjustments to reconcile net income from continuing operations to cash provided by (used in) operating activities:
Deferred income taxes	(8,653)	968
Depreciation	5,838	5,985
Amortization	4,271	4,947
Equity in income of nonconsolidated investments	—	(29)
Loss on sales and disposals of property, plant, and equipment	—	8
Stock-based compensation	1,842	2,910
Change in operating assets and liabilities:
Accounts receivable	12,099	(2,978)
Inventories	529	(5,001)
Other current assets	(1,527)	369
Prepaid income tax	(9,241)	(4,038)
Other noncurrent assets	(3,393)	(425)
Accounts payable	(3,739)	(4,011)
Deferred revenue	(575)	2,143
Accrued payroll and employee benefits	(4,012)	(26)
Accrued settlement	(4,000)	(6,000)
Other current liabilities	(106)	(1,271)
Other long-term liabilities	3,325	(1,013)
Net cash provided by continuing operating activities	16,201	10,311
Net cash (used in) provided by discontinued operating activities	(2,921)	2,972
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	12	32
Capital expenditures on property, plant, and equipment	(7,650)	(2,510)
Acquisition	(1,050)	—
Net cash used in continuing investing activities	(8,688)	(2,478)
Net cash provided by (used in) discontinued investing activities	2,278	(2,306)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(134,155)	(156,909)
Proceeds from debt	125,122	154,961
Debt issuance costs	(454)	(836)
Treasury stock acquisitions	(1,660)	(600)
Net cash used in continuing financing activities	(11,147)	(3,384)
Net cash used in discontinued financing activities	(19)	(35)
Effect of exchange rate changes on cash and cash equivalents	(571)	12
Net (decrease) increase in cash and cash equivalents	(4,867)	5,092
Cash and cash equivalents at beginning of period	14,178	10,282
Cash and cash equivalents at end of period	$9,311	$15,374
Supplemental disclosure of cash flow information:
Interest paid	$2,453	$3,599
Income taxes paid	$2,330	$6,176
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30, 2020
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, June 30, 2020	$111	$44,709	$156,182	$(12,722)	$(24,384)	$163,896
Net income	—	—	6,830	—	—	6,830
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	66	66
Foreign currency translation adjustment	—	—	—	—	1,818	1,818
Cash flow hedges reclassified to earnings	—	—	—	—	137	137
Stock-based compensation	—	604	—	—	—	604
Balance, September 30, 2020	$111	$45,313	$163,012	$(12,722)	$(22,363)	$173,351

	Three Months Ended September 30, 2019
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, June 30, 2019	$111	$48,159	$128,211	$(16,841)	$(23,419)	$136,221
Net income	—	—	3,064	—	—	3,064
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	90	90
Foreign currency translation adjustment	—	—	—	—	(1,416)	(1,416)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(151)	(151)
Issuance of 543 common shares, net of shares withheld for taxes	—	(21)	—	12	—	(9)
Stock-based compensation	—	876	—	—	—	876
Balance, September 30, 2019	$111	$49,014	$131,275	$(16,829)	$(24,896)	$138,675

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2020
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2019	$111	$49,204	$157,525	$(16,795)	$(20,183)	$169,862
Net income	—	—	5,487	—	—	5,487
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	200	200
Foreign currency translation adjustment	—	—	—	—	(1,708)	(1,708)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(809)	(809)
Cash flow hedges reclassified to earnings	—	—	—	—	137	137
Issuance of 140,305 common shares, net of shares withheld for taxes	—	(5,733)	—	4,073	—	(1,660)
Stock-based compensation	—	1,842	—	—	—	1,842
Balance, September 30, 2020	$111	$45,313	$163,012	$(12,722)	$(22,363)	$173,351

	Nine Months Ended September 30, 2019
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, December 31, 2018	$111	$48,040	$114,324	$(18,165)	$(22,191)	$122,119
Adjustment to adopt ASU 2018-02	—	—	633	—	(633)	—
Net income	—	—	16,318	—	—	16,318
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	275	275
Foreign currency translation adjustment	—	—	—	—	(1,038)	(1,038)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(1,309)	(1,309)
Issuance of 54,628 common shares, net of shares withheld for taxes	—	(1,936)	—	1,336	—	(600)
Stock-based compensation	—	2,910	—	—	—	2,910
Balance, September 30, 2019	$111	$49,014	$131,275	$(16,829)	$(24,896)	$138,675

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Financial Statements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals, unless otherwise stated herein) considered necessary for a fair presentation of the financial position of L.B. Foster Company and subsidiaries as of September 30, 2020 and December 31, 2019, its Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, and its Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2020 and 2019, and its Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, have been included. However, actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

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

Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses and presents financial assets measured at amortized cost basis at the net amount expected to be collected upon inception. The CECL model applies to trade receivables, other receivables, and most debt instruments. The CECL model does not have a minimum threshold for recognition of impairment losses, and entities must measure expected credit losses on assets that have a low risk of loss. The Company adopted the provisions of ASU 2016-13 on January 1, 2020, using the modified retrospective approach as of the beginning of the period of adoption. In accordance with the standard, the Company evaluated its allowance for credit losses for trade receivables and contract assets, the only assets held by the Company that were impacted by the scope of the standard. The adoption of ASU 2016-13 had no material effect on the Company’s financial position or results of operations, and no adjustment to January 1, 2020 Retained earnings was recorded. The Company has presented the disclosures required by this new standard in Note 6 Accounts Receivable and Note 7 Inventory.

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
Note 2. Business Segments
The Company is a leading manufacturer and distributor of products and provider of services for transportation and energy infrastructure with locations in North America and Europe. The Company's segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred; (b) whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who uses such information to make decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. Operating segments are evaluated on their segment profit contribution to the Company's consolidated results. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis. The Company's segment accounting policies are the same as those described in Note 2. Business Segments of the Notes to the Company's Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year-ended December 31, 2019.

The following table illustrates the Company's revenues and profit from operations by segment for the periods indicated:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products and Services	$63,988	$3,742	$67,741	$3,417
Construction Products	37,883	1,756	47,175	1,848
Tubular and Energy Services	16,494	619	29,932	3,705
Total	$118,365	$6,117	$144,848	$8,970

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Products and Services	$209,131	$10,729	$244,836	$14,815
Construction Products	108,925	1,623	139,926	6,095
Tubular and Energy Services	63,779	7,213	90,335	14,901
Total	$381,835	$19,565	$475,097	$35,811

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

The following table provides a reconciliation of segment net profit from continuing operations to the Company’s consolidated continuing operations total for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Profit for reportable segments	$6,117	$8,970	$19,565	$35,811
Interest expense - net	(940)	(1,078)	(2,841)	(4,030)
Other (expense) income - net	(243)	374	2,178	764
Unallocated corporate expenses and other unallocated charges	(2,098)	(3,676)	(7,057)	(10,889)
Income before income taxes from continuing operations	$2,836	$4,590	$11,845	$21,656

The following table illustrates assets of the Company by segment for the periods presented:

	September 30, 2020	December 31, 2019
Rail Products and Services	$168,318	$186,323
Construction Products	97,170	83,049
Tubular and Energy Services	42,501	47,638
Unallocated corporate and discontinued operations assets	70,941	88,161
Total	$378,930	$405,171

Note 3. Discontinued Operations
Since the middle of 2019, the upstream energy markets that the Company served has deteriorated as prices of oil and natural gas declined due to weakening demand. This deterioration has recently accelerated as a result of the global COVID-19 pandemic and the associated reduction in demand due to reduced travel and movement of goods throughout the world. As U.S. exploration and production companies have reduced production and implemented spending cuts, demand for much of the Company’s offerings in its IOS Test and Inspection Services business had sharply declined. As a result, on September 4, 2020, the Company completed the sale of the issued and outstanding membership interests of its upstream oil and gas test and inspection business, IOS Acquisitions, LLC and subsidiaries (“Test and Inspection Services”). Proceeds from the sale were $4,000 and resulted in a loss of $10,034, net of tax. We have reflected the results of operations of the Test and Inspection Services business as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented. The Test and Inspection Services business was historically included in the Tubular and Energy Services business segment.

The following table provides the net sales and losses from discontinued operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$2,520	$9,428	$13,590	$30,581
Loss from discontinued operations	(306)	(1,475)	(10,393)	(2,964)
Income tax benefit	592	785	2,371	1,509
Loss on the sale of discontinued operations	(13,172)	—	(13,172)	—
Income tax benefit on the sale of discontinued operations	3,138	—	3,138	—
Loss from discontinued operations	$(9,748)	$(690)	$(18,056)	$(1,455)

The assets and liabilities of the discontinued operations as of December 31, 2019 were as follows:

December 31, 2019
Current assets:
Accounts receivable - net	$4,959
Inventories - net	840
Other current assets	509
Total current assets	6,308
Property, plant, and equipment - net	21,879
Operating lease right-of-use assets - net	1,994
Other assets:
Other intangibles - net	1,401
Deferred tax assets (1)	9,116
Other assets	83
Total assets	$40,781
Current liabilities:
Accounts payable	$3,332
Accrued payroll and employee benefits	902
Current maturities of long-term debt	28
Other accrued liabilities	1,376
Total current liabilities	5,638
Long-term debt	13
Long-term operating lease liabilities	1,256
Other long-term liabilities	4,342
Total liabilities	$11,249

(1) The assets of discontinued operations as of December 31, 2019 included $9,116 attributable to IOS Acquisitions, Inc. As part of the Company's restructuring activities in the second quarter of 2020, IOS Acquisitions, Inc. was converted to a limited liability company and subsequently treated as a disregarded entity for income tax purposes. As a result of this transaction, the deferred tax assets were not transferred upon the disposition of the Test and Inspection Services business.
Note 4. Revenue
Revenue from products or services provided to customers over time accounted for 32.2% and 35.6% of revenue for the three months ended September 30, 2020 and 2019, respectively, and 27.9% and 29.9% of revenue for the nine months ended September 30, 2020 and 2019, respectively. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Revenue recognized over time using an input measure was $27,316 and $37,488 for the three months ended September 30, 2020 and 2019, respectively, and $76,606 and $104,309 for the nine months ended

September 30, 2020 and 2019, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $10,800 and $14,031 for the three months ended September 30, 2020 and 2019, respectively, and $29,833 and $37,553 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company had contract assets of $36,891 and $37,032, respectively, that were recorded in “Inventories - net” within the Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, the Company had contract liabilities of $3,606 and $4,472, respectively, that were recorded in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time. Point in time revenue accounted for 67.8% and 64.4% of revenue for the three months ended September 30, 2020 and 2019, respectively, and 72.1% and 70.1% of revenue for the nine months ended September 30, 2020 and 2019, respectively. The Company recognizes revenue at the point in time at which the customer obtains control of the product or service, which is generally when the product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at a physical location.

The following table summarizes the Company's net sales by major product and service category for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rail Products	$38,057	$39,224	$133,825	$153,420
Rail Technologies	25,931	28,517	75,306	91,416
Rail Products and Services	63,988	67,741	209,131	244,836
Piling and Fabricated Bridge	22,138	28,703	66,109	90,023
Precast Concrete Products	15,745	18,472	42,816	49,903
Construction Products	37,883	47,175	108,925	139,926
Threaded Products	3,524	2,821	10,830	10,196
Protective Coatings and Measurement Systems	12,970	27,111	52,949	80,139
Tubular and Energy Services	16,494	29,932	63,779	90,335
Total net sales	$118,365	$144,848	$381,835	$475,097

Net sales by the timing of the transfer of products and services was as follows for the periods presented:

	Three Months Ended September 30, 2020
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$47,027	$22,928	$10,294	$80,249
Over time	16,961	14,955	6,200	38,116
Total net sales	$63,988	$37,883	$16,494	$118,365

	Three Months Ended September 30, 2019
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$46,712	$29,375	$17,242	$93,329
Over time	21,029	17,800	12,690	51,519
Total net sales	$67,741	$47,175	$29,932	$144,848

	Nine Months Ended September 30, 2020
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$163,190	$67,959	$44,247	$275,396
Over time	45,941	40,966	19,532	106,439
Total net sales	$209,131	$108,925	$63,779	$381,835

	Nine Months Ended September 30, 2019
	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Point in time	$183,905	$90,565	$58,765	$333,235
Over time	60,931	49,361	31,570	141,862
Total net sales	$244,836	$139,926	$90,335	$475,097

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets, included in “Inventories - net”), and billings in excess of costs (contract liabilities, included in “Deferred revenue”) on the Condensed Consolidated Balance Sheets.

Significant changes in contract assets during the nine months ended September 30, 2020 resulted from transfers of $23,907 from the contract assets balance as of December 31, 2019 to receivables. Significant changes in contract liabilities during the nine months ended September 30, 2020 resulted from increases of $3,286 due to billings in excess of costs, excluding amounts recognized as revenue during the period. Contract liabilities were reduced due to revenue recognized during the three months ended September 30, 2020 and 2019 of $175 and $194, respectively, and reductions due to revenue recognized during the nine months ended September 30, 2020 and 2019 of $3,708 and $1,460, respectively, which were included in the contract liabilities at the beginning of each period.

As of September 30, 2020, the Company had approximately $235,190 of obligations under new contracts and remaining performance obligations, which is also referred to as backlog. Approximately 20.6% of the September 30, 2020 backlog was related to projects that are anticipated to extend beyond September 30, 2021.
Note 5. Goodwill and Other Intangible Assets
The following table presents the goodwill balance by reportable segment:

	Rail Products and Services	Construction Products	Tubular and Energy Services	Total
Balance as of December 31, 2019	$14,418	$5,147	$—	$19,565
Acquisition	—	466	—	466
Foreign currency translation impact	(208)	—	—	(208)
Balance as of September 30, 2020	$14,210	$5,613	$—	$19,823

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which included the impacts of COVID-19. However, the future impacts of COVID-19 are unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of September 30, 2020.

On August 17, 2020, the Company acquired LarKen Precast, LLC (“LarKen”) for $1,406, which is inclusive of an estimated $106 post-closing working capital adjustment, $250 which was withheld by the Company to satisfy any indemnity claims under the purchase agreement, and contingent considerations. Located in Boise, ID, LarKen is a manufacturer and provider of engineered precast concrete products and has been included in the Company’s Construction Products segment. The following table summarizes the estimates of the fair value of the goodwill and identifiable intangible assets acquired as of September 30, 2020:

LarKen
Goodwill	$466
Customer relationships	399

The components of the Company’s intangible assets were as follows for the periods presented:

	September 30, 2020
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	5	$46	$(45)	$1
Patents	10	366	(193)	173
Customer relationships	18	35,725	(14,999)	20,726
Trademarks and trade names	16	7,765	(3,966)	3,799
Technology	14	35,667	(22,320)	13,347
		$79,569	$(41,523)	$38,046

	December 31, 2019
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$1,272	$(1,259)	$13
Patents	10	377	(188)	189
Customer relationships	18	35,605	(13,453)	22,152
Trademarks and trade names	16	7,787	(3,551)	4,236
Technology	13	35,728	(20,205)	15,523
		$80,769	$(38,656)	$42,113
The Company amortizes intangible assets over their useful lives, which range from 5 to 25 years, with a total weighted average amortization period of approximately 16 years as of September 30, 2020. Amortization expense was $1,428 and $1,622 for the three months ended September 30, 2020 and 2019, respectively, and $4,271 and $4,947 for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, certain fully amortized intangible assets of $1,186 related to non-compete agreements were eliminated from gross intangible assets and accumulated amortization. As a result of the sale of Test and Inspection Services during the three months ended September 30, 2020, intangible assets related to customer relationships with gross carrying values of $1,893 and accumulated amortization of $587 were eliminated and are reflected in “Other assets of discontinued operations” as of December 31, 2019.

As of September 30, 2020, estimated amortization expense for the remainder of 2020 and thereafter was as follows:

Amortization Expense
Remainder of 2020	$1,452
2021	5,780
2022	5,694
2023	5,223
2024	4,210
2025 and thereafter	15,687
$38,046

Note 6. Accounts Receivable
The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable as of September 30, 2020 and December 31, 2019 have been reduced by an allowance for doubtful accounts of $1,176 and $1,073, respectively. Changes in reserves for uncollectable accounts, which are recorded as part of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations, resulted in income of $63 and $119 for the three months ended September 30, 2020 and 2019, respectively, and expense of $221 and income of $34 for the nine months ended September 30, 2020 and 2019, respectively.

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
Note 7. Inventory
Inventories as of September 30, 2020 and December 31, 2019 are summarized in the following table:

	September 30, 2020	December 31, 2019
Finished goods	$63,462	$59,024
Contract assets	36,891	37,032
Work-in-process	4,612	3,728
Raw materials	12,302	18,677
Inventories - net	$117,267	$118,461

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
Note 8. Property, Plant, and Equipment
Property, plant, and equipment as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Land	$6,599	$6,612
Improvements to land and leaseholds	17,548	17,172
Buildings	25,766	25,370
Machinery and equipment, including equipment under finance leases	108,867	106,372
Construction in progress	7,930	3,778
Gross property, plant, and equipment	166,710	159,304
Less accumulated depreciation and amortization, including accumulated amortization of finance leases	(103,989)	(98,869)
Property, plant, and equipment - net	$62,721	$60,435

Depreciation expense was $1,940 and $2,005 for the three months ended September 30, 2020 and 2019, respectively, and $5,838 and $5,985 for the nine months ended September 30, 2020 and 2019, respectively.

The Company reviews its property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The Company recognizes an impairment loss if it believes that the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no impairments of property, plant, and equipment during the three and nine months ended September 30, 2020 and 2019.
Note 9. Leases
The Company determines if an arrangement is a lease at its inception. Operating leases are included in “Operating lease right-of-use assets - net,” “Other accrued liabilities,” and “Long-term operating lease liabilities” within the Condensed Consolidated Balance Sheets. Finance leases are included in “Property, plant, and equipment - net,” “Current maturities of long-term debt,” and “Long-term debt” in the Condensed Consolidated Balance Sheets.

The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of September 30, 2020, the Company’s leases had remaining lease terms of 2 to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year.

The balance sheet components of the Company's leases were as follows as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$16,696	$11,280
Other accrued liabilities	$2,615	$2,268
Long-term operating lease liabilities	14,081	9,012
Total operating lease liabilities	$16,696	$11,280
Finance leases
Property, plant, and equipment	$1,086	$3,426
Accumulated amortization	(834)	(2,892)
Property, plant, and equipment - net	$252	$534
Current maturities of long-term debt	$117	$377
Long-term debt	135	157
Total finance lease liabilities	$252	$534

The components of lease expense within the Company's Condensed Consolidated Statements of Operations were as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of finance leases	$29	$174	$381	$516
Interest on lease liabilities	17	15	53	36
Operating lease cost	719	754	2,265	2,281
Sublease income	(50)	—	(117)	(18)
Total lease cost	$715	$943	$2,582	$2,815

The cash flow components of the Company's leases were as follows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$(2,778)	$(2,680)
Financing cash flows related to finance leases	(408)	(516)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$7,681	$1,410

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows for the periods presented:

	September 30,
	2020	2019
Operating lease weighted-average remaining lease term	7	7
Operating lease weighted-average discount rate	5.1%	5.1%
Finance lease weighted-average remaining lease term	1	2
Finance lease weighted-average discount rate	4.2%	4.3%

As of September 30, 2020, estimated annual maturities of lease liabilities remaining for the year ending December 31, 2020 and thereafter were as follows:

	Operating Leases	Finance Leases
Remainder of 2020	$891	$47
2021	3,276	158
2022	2,840	82
2023	2,620	20
2024	2,576	11
2025 and thereafter	7,776	—
Total undiscounted lease payments	19,979	318
Interest	(3,283)	(66)
Total	$16,696	$252

Note 10. Long-term Debt and Related Matters
Long-term debt consisted of the following:

	September 30, 2020	December 31, 2019
Revolving credit facility	$48,852	$33,868
Term loan	—	23,750
Finance leases and financing agreements	252	534
Total	49,104	58,152
Less current maturities	(117)	(2,877)
Long-term portion	$48,987	$55,275

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

As of September 30, 2020, the Company was in compliance with the covenants in the First Amendment.

As of September 30, 2020, the Company had outstanding letters of credit of approximately $1,043 and had net available borrowing capacity of $70,105. The maturity date of the facility is April 30, 2024.
Note 11. Fair Value Measurements
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

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of September 30, 2020 and December 31, 2019, the interest rate swaps were recorded within “Other accrued liabilities” in the Condensed Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$17	$17	$—	$—	$17	$17	$—	$—
Total assets	$17	$17	$—	$—	$17	$17	$—	$—
Interest rate swaps	$1,332	$—	$1,332	$—	$480	$—	$480	$—
Total liabilities	$1,332	$—	$1,332	$—	$480	$—	$480	$—

The Company accounts for the interest rate swaps as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate on our debt. The Company de-designated its cash flow hedges and accounts for all existing and future interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. In connection with this de-designation, the Company froze the balances recorded in “Accumulated other comprehesive loss” at June 30, 2020 and reclassifies balances to earnings as the underlying physical transactions occur, unless it is no longer probable that the physical transaction will occur at which time the related gains deferred in Other Comprehesive Income will be immediately recorded in earnings. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and included in “Interest expense - net” in the Condensed Consolidated Statements of Operations as the interest expense from our debt is recognized. For the three months ended September 30, 2020 and 2019, we recognized interest expense of $178 and interest income of $21, respectively, and for the nine months ended September 30, 2020 and 2019, we recognized interest expense of $468 and interest income of $142, respectively, from interest rate swaps.

The Company recognized interest income of $234 from the change in fair value of the interest rate swaps in “Interest expense - net” in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

In accordance with the provisions of the FASB's Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement,” the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized and disclosed on a nonrecurring basis.

Note 12. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings (loss) per common share:
Income from continuing operations	$16,578	$3,754	$23,543	$17,773
Loss from discontinued operations	(9,748)	(690)	(18,056)	(1,455)
Net income	$6,830	$3,064	$5,487	$16,318
Denominator:
Weighted average shares outstanding	10,562	10,420	10,533	10,406
Denominator for basic earnings (loss) per common share	10,562	10,420	10,533	10,406
Effect of dilutive securities:
Stock compensation plans	97	254	121	225
Dilutive potential common shares	97	254	121	225
Denominator for diluted earnings (loss) per common share - adjusted weighted average shares outstanding	10,659	10,674	10,654	10,631
Continuing operations	$1.57	$0.36	$2.24	$1.71
Discontinued operations	(0.92)	(0.07)	(1.72)	(0.14)
Basic earnings per common share	$0.65	$0.29	$0.52	$1.57
Continuing operations	$1.56	$0.35	$2.21	$1.67
Discontinued operations	(0.92)	(0.06)	(1.69)	(0.14)
Diluted earnings per common share	$0.64	$0.29	$0.52	$1.53

There were no anti-dilutive shares during the three and nine months ended September 30, 2020 and 2019.
Note 13. Stock-based Compensation
The Company applies the provisions of ASC 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service periods. The Company recorded stock compensation expense related to restricted stock awards and performance share units of $604 and $876 for the three months ended September 30, 2020 and 2019, respectively, and $1,842 and $2,910 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, unrecognized compensation expense for unvested awards approximated $4,096. The Company expects to recognize this expense over the upcoming 3.5 years through March 2024.

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

The following table summarizes the restricted stock awards, deferred stock units, and performance share units activity for the nine months ended September 30, 2020:

	Restricted Stock	Deferred Stock Units	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	150,799	54,078	331,148	$18.50
Granted	104,789	12,058	105,857	16.72
Vested	(72,010)	—	(163,224)	15.59
Adjustment for incentive awards not expected to vest	—	—	(21,006)	28.76
Cancelled and forfeited	(10,394)	—	(27,394)	20.07
Outstanding as of September 30, 2020	173,184	66,136	225,381	$19.03

Note 14. Retirement Plans
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

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$56	$162	$168	$486
Expected return on plan assets	(58)	(180)	(173)	(540)
Recognized net actuarial loss	13	31	40	94
Net periodic pension cost	$11	$13	$35	$40

The Company made contributions to its United States defined benefit pension plan of $300 for the nine months ended September 30, 2020 and expects to make total contributions of $660 during 2020.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$43	$53	$129	$159
Expected return on plan assets	(59)	(60)	(177)	(180)
Amortization of prior service costs and transition amount	6	10	18	30
Recognized net actuarial loss	63	52	189	156
Net periodic pension cost	$53	$55	$159	$165

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. For the nine months ended September 30, 2020, the Company contributed approximately $231 to the plan. The Company anticipates total contributions of approximately $309 to the United Kingdom pension plan during 2020.

Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across our domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$346	$602	$558	$1,744
Canada	25	29	93	102
United Kingdom	111	103	321	328
	$482	$734	$972	$2,174

Note 15. Commitments and Contingent Liabilities
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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2019	$1,222
Additions to warranty liability	571
Warranty liability utilized	(607)
Balance as of September 30, 2020	$1,186

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

Under the Settlement Agreement, the Company and CXT will pay UPRR the aggregate amount of $50,000 without pre-judgment interest, which began with a $2,000 immediate payment, and with the remaining $48,000 paid in installments over a six-year period commencing on the effective date of the Settlement Agreement through December 2024 pursuant to a Promissory Note. Additionally, commencing in January 2019 and through December 2024, UPRR agreed to purchase and has been purchasing from the Company and its subsidiaries and affiliates, a cumulative total amount of $48,000 of products and services, targeting $8,000 of annual purchases per year beginning March 13, 2019 per letters of intent under the Settlement Agreement. The Settlement Agreement also includes a mutual release of all claims and liability regarding or relating to all CXT pre-stressed concrete railroad ties with no admission of liability and dismissal of the litigation with prejudice.

The expected payments under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2020 and thereafter are as follows:

Year Ending December 31,
Remainder of 2020	$4,000
2021	8,000
2022	8,000
2023	8,000
2024	8,000
Total	$36,000

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

As of September 30, 2020 and December 31, 2019, the Company maintained environmental reserves approximating $2,562 and $2,608, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance as of December 31, 2019	$2,608
Environmental obligations utilized	(46)
Balance as of September 30, 2020	$2,562

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity as of September 30, 2020.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment as of September 30, 2020, no such disclosures were considered necessary.
Note 16. Income Taxes
For the three months ended September 30, 2020 and 2019, the Company recorded an income tax benefit of $13,742 on pre-tax income from continuing operations of $2,836 and an income tax expense of $836 on pre-tax income from continuing operations of $4,590, respectively, for effective income tax rates of (484.6)% and 18.2%, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded an income tax benefit of $11,698 on pre-tax income from continuing operations of $11,845 and an income tax expense of $3,883 on pre-tax income from continuing operations of $21,656, respectively, for effective income tax rates of (98.8)% and 17.9%, respectively. The Company’s income tax benefit from continuing operations for the three- and nine-month periods ended September 30, 2020 included a discrete income tax benefit of $15,824 related to the disposition of the Test and Inspection Services business. In addition to the impact of discrete items, the Company's effective tax rate for the nine months ended September 30, 2020 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, and global intangible low-taxed income (“GILTI”) inclusions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions, including providing for a five-year carryback of net operating losses (“NOL”) generated in tax years 2018 through 2020, removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021, making remaining alternative minimum tax (“AMT”) credits immediately refundable, and temporarily relaxing the interest deductibility rules by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020. As of September 30, 2020, the Company has recorded an income tax receivable of $9,008 to reflect expected tax refunds of federal taxes paid within the five year NOL carryback period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: the COVID-19 pandemic, and any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments; a continued deterioration in the prices of oil and natural gas and the related impact on the upstream and midstream energy markets; a continuation or worsening of the adverse economic conditions in the markets we serve, whether as a result of the current COVID-19 pandemic, including its impact on travel and demand for oil and gas, and the continued deterioration in the prices for oil and gas, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a continuing decrease in freight or transit rail traffic, including as a result of the COVID-19 pandemic; environmental matters, including any costs associated with any remediation and monitoring; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent disposition of the IOS Test and Inspection Services business and acquisition of LarKen Precast, LLC and to realize anticipated benefits; costs of and impacts associated with shareholder activism; continued customer restrictions regarding the on-site presence of third party providers due to the COVID-19 pandemic; the timeliness and availability of materials from our major suppliers, including any continuation or worsening of the disruptions in the supply chain experienced as a result of the COVID-19 pandemic, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, a failure of which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, or as updated and amended by other current or periodic filings with the Securities and Exchange Commission.

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

As a result of the COVID-19 pandemic, the Company has experienced disruptions in supply chains, delays in deliveries to customers, and customer unwillingness to have the Company's employees work on site, as well as general weakness in demand as certain restrictions continued to be in place in most areas. Most notably, the collapse in oil demand associated with reduced travel resulting from the COVID-19 pandemic that led to a significant drop in demand for most of the services offered by our Tubular and Energy Services segment has persisted.

Despite some easing of initial restrictive measures, the Company anticipates continued disruptions in the fourth quarter of 2020 and beyond as various restrictive measures have remained in effect in the major markets we serve. The Company has experienced minimal disruption with its on-premise workforce in its facilities up to this point, and the Company expects to continue to operate under its pandemic protocols with minimal changes. The third quarter has historically been an important quarter for the Company, as it typically experiences a seasonal increase in sales as construction projects are at the height of their activity. However, sales for the third quarter of 2020 declined when compared to the prior year quarter. While sales declined in the current quarter, the Rail Products and Services and Construction Products segments reported increased order activity during the third quarter of 2020, as compared to the third quarter of 2019, despite the COVID-19 pandemic, and continue to experience steady proposal activity as of the date of the filing of this Quarterly Report on Form 10-Q. However, the outlook for the Tubular and Energy Services segment continues to remain much less favorable due to the more severe impact on demand that the COVID-19 pandemic has had in the energy markets.

The year-over-year increase in new orders for the three months ended September 30, 2020 of 8.3% and 6.6% in Construction Products and Rail Products and Services, respectively, led to backlog increases in the third quarter of 2020 of 36.6% for the Construction Products segment and 23.9% for the Rail Products and Services segment compared to the prior year period. This increase highlights the ongoing spending in the infrastructure markets served by these two segments despite pockets of weakness associated with traffic volume and transportation related projects due to the COVID-19 pandemic.

The Rail Products and Services segment is anticipating further recovery in Rail Technologies, particularly products and services related to its operations in the United Kingdom, barring any new COVID-19 restrictive measures. Transit based bookings were strong in the third quarter of 2020, including concrete ties for transit systems. As the Company monitors the budget shortfalls incurred by transit operators in all markets, projects associated with long term planning have been moving forward. However, the Company is not expecting a notable improvement in the sales of consumable products that are usually correlated to traffic volume through the remainder of 2020 and into 2021 given the on-going depressed travel volume driven by the COVID-19 pandemic, which the Company expects to continue.

The Construction Products segment backlog increase was driven by a steady quarter of order activity in the Piling and Fabricated Bridge division. This division saw key projects drive growth in the segment's backlog, as it increased sequentially from the second quarter of 2020. The backlog for bridge decking is expected to continue to result in production rates at near capacity levels. The Precast Concrete Products division continues to benefit from new infrastructure in the regions that the Company serves. While this business depends on municipal, state, and federal spending for certain programs that may experience budget pressures, these programs could benefit from continued government spending on infrastructure and economic stimulus efforts related to civil construction projects.

Since the middle of 2019, the upstream energy markets that the Company served has deteriorated as prices of oil and natural gas declined due to weakening demand. This deterioration has recently accelerated as a result of the global COVID-19 pandemic and the associated reduction in demand due to reduced travel and movement of goods throughout the world. As U.S. exploration and production companies have reduced production and implemented spending cuts, demand for much of the Company’s offerings in its IOS Test and Inspection Services business of the Tubular and Energy segment had sharply declined. As a result, on September 4, 2020, the Company completed the sale of the issued and outstanding membership interests of its upstream oil and gas test and inspection business (“Test and Inspection Services”). Proceeds from the sale were $4,000 and resulted in a loss of $10,034, net of tax. As a result of the sale of this business, the Company recognized an aggregate of $18,962 in tax benefits, including tax benefits recognized in discontinued operations, for the three months ended September 30, 2020. In addition, the Company anticipates receiving approximately $9,008 in tax refunds within the next year due to extended carryback provisions in the CARES Act and the acceleration of existing deferred tax assets related to the sale. The sale represents a strategic shift away from providing services to the upstream oil and gas market. The Company believes that this divestiture also changes the risk profile of the Company by: (a) eliminating dependence on the upstream energy market and the liability associated with serving upstream applications; (b) reducing exposure to a volatile industry that can turnoff demand quickly under poor conditions; and (c) avoiding the price and production cyclicality of the global oil market. On a prospective basis, the Company’s tubular and energy businesses will continue to be focused on core competencies around corrosion protection and measurement systems in midstream pipeline applications, where the market has been much less volatile and tends to have longer term investments and associated backlog compared to upstream activities. The Company has reflected the results of operations of the Test and Inspection Services business as discontinued operations in the Condensed Consolidated Financial Statements and recast the Tubular and Energy Services segment results for all periods presented.

In the Tubular and Energy Services segment, the severe decline in travel due to the COVID-19 pandemic has led to significant reductions in the production of oil as demand for fuel has declined by record amounts. On a year-to-date basis for 2020, sales have declined 29.4% and orders have declined by 50.8% in the Tubular and Energy segment. As a result of the significant decline in order activity, backlog is down substantially compared to September 30, 2019 and December 31, 2019. This has led to the Company projecting material declines in sales for this segment for the remainder of 2020 and into 2021. As a result of these projections, the Company is continuing to take actions to align the costs associated with this segment to the projected revenue streams. The served midstream energy market has longer-term projects associated with it, and certain of these projects are expected to continue based on projected needs once the market returns to a more historically normalized volume level.

Results of the Quarter

	Three Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019
Net Sales:
Rail Products and Services	$63,988	$67,741	(5.5)%	54.1%	46.8%
Construction Products	37,883	47,175	(19.7)	32.0	32.6
Tubular and Energy Services	16,494	29,932	(44.9)	13.9	20.6
Total net sales	$118,365	$144,848	(18.3)%	100.0%	100.0%

	Three Months Ended September 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Three Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019
Gross Profit:
Rail Products and Services	$12,957	$14,480	(10.5)%	20.2%	21.4%
Construction Products	5,830	6,097	(4.4)	15.4	12.9
Tubular and Energy Services	3,274	7,374	(55.6)	19.8	24.6
Total gross profit	$22,061	$27,951	(21.1)%	18.6%	19.3%

	Three Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019
Expenses:
Selling and administrative expenses	$17,066	$21,035	(18.9)%	14.4%	14.5%
Amortization expense	1,428	1,622	(12.0)	1.2	1.1
Interest expense - net	940	1,078	(12.8)	0.8	0.7
Other income - net	(209)	(374)	44.1	(0.2)	(0.3)
Income from continuing operations before income taxes	$2,836	$4,590	(38.2)%	2.4%	3.2%
Income tax (benefit) expense	(13,742)	836	**	(11.6)	0.6
Income from continuing operations	$16,578	$3,754	**	14.0%	2.6%

** Results of the calculation are not considered meaningful for presentation purposes.

Third Quarter 2020 Compared to Third Quarter 2019 – Company Analysis
Net sales of $118,365 for the three months ended September 30, 2020 decreased by $26,483, or 18.3%, compared to the prior year quarter. The decline was attributable to reductions within each of the three segments, due in part to disruptions across each of the segments caused by the COVID-19 pandemic. Sales for the Tubular and Energy Services segment decreased by 44.9%, the Construction Products segment decreased by 19.7%, and the Rail Products and Services segment decreased by 5.5%.

Gross profit decreased by $5,890 compared to the prior year quarter to $22,061 for the three months ended September 30, 2020. The decline in gross profit was attributable to each of the three segments, as Tubular and Energy Services decreased by 55.6%, Rail Products and Services decreased by 10.5%, and Construction Products decreased by 4.4%. Gross profit margin for the three months ended September 30, 2020 was 18.6%, or 70 basis points (“bps”) lower than the prior year quarter, primarily due to Tubular and Energy Services.

Selling and administrative expenses decreased by $3,969, or 18.9%, compared to the prior year quarter. The decrease in expense was primarily driven by reductions in personnel related expenses of $2,693 and third-party professional service expenses of $592, primarily as a result of cost containment measures across all segments. As a percent of sales, selling and administrative expenses decreased 10 bps compared to the prior year quarter, despite the 18.3% reduction in sales.

The Company’s effective income tax rate for the three months ended September 30, 2020 was (484.6)%, compared to 18.2% in the prior year quarter. For the three months ended September 30, 2020, the Company recorded an income tax benefit of $13,742, compared to income tax expense of $836 in the three months ended September 30, 2019. The Company’s provision for income taxes for the three months ended September 30, 2020 included a discrete income tax benefit of $15,824 related to the disposition of the Test and Inspection Services business. In addition to the impact of the discrete item, the effective tax rate for the quarter ended September 30, 2020 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, and GILTI inclusions.

Net income from continuing operations for the third quarter of 2020 was $16,578, or $1.56 per diluted share, compared to $3,754, or $0.35 per diluted share, in the prior year quarter.

Results of Operations – Segment Analysis
Rail Products and Services

	Three Months Ended September 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$63,988	$67,741	$(3,753)	(5.5)%
Gross profit	$12,957	$14,480	$(1,523)	(10.5)%
Gross profit percentage	20.2%	21.4%	(1.2)%	(5.3)%
Segment profit	$3,742	$3,417	$325	9.5%
Segment profit percentage	5.8%	5.0%	0.8%	16.0%

Third Quarter 2020 Compared to Third Quarter 2019
The Rail Products and Services segment sales for the three months ended September 30, 2020 decreased by $3,753, or 5.5%, compared to the prior year quarter. The sales decline was primarily driven by the Rail Technologies business unit, which decreased by $2,586, or 9.1%, due primarily to reduced sales of our North American friction management consumable products and services as freight and transit rail customer traffic declined due to the COVID-19 pandemic and also reduced activity levels on the London Crossrail project in the U.K., primarily from a work stoppage due to stay-at-home orders resulting from the COVID-19 pandemic. On-site services for the London Crossrail project resumed during the third quarter of 2020. Also contributing to the sales decline was the Rail Products business, which decreased by $1,167, or 3.0%, from the prior year, primarily related to the decline in freight and passenger traffic resulting in infrastructure spending reductions impacting the segment’s offerings.

The Rail Products and Services segment gross profit decreased by $1,523, or 10.5%, from the prior year quarter. The decrease was primarily driven by the volume decline in the Rail Technologies business. Segment gross profit margin decreased by 120 bps as a result of the reduced sales volume. Segment profit was $3,742, a $325 increase over the prior year quarter. Selling and administrative expenses incurred by the segment decreased by $1,804 compared to the prior year quarter, primarily attributable to decreased personnel related costs and third-party professional service costs, as cost containment remained a key focus given the challenging market conditions.

During the current quarter, the Rail Products and Services segment had an increase in new orders of 6.6% compared to the prior year period. The increase was primarily related to activity within our North American transit market, including new rail and concrete tie products.

Construction Products

	Three Months Ended September 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$37,883	$47,175	$(9,292)	(19.7)%
Gross profit	$5,830	$6,097	$(267)	(4.4)%
Gross profit percentage	15.4%	12.9%	2.5%	19.1%
Segment profit	$1,756	$1,848	$(92)	(5.0)%
Segment profit percentage	4.6%	3.9%	0.7%	18.3%

Third Quarter 2020 Compared to Third Quarter 2019
The Construction Products segment sales for the three months ended September 30, 2020 decreased by $9,292, or 19.7%, compared to the prior year quarter. The decline was attributable to volume decreases in both the Piling and Fabricated Bridge division and the Precast Concrete Products division, resulting in sales reductions of $6,565 and $2,727, respectively. Piling and Fabricated Bridge experienced a decline in volume during the current year quarter primarily due to the completion of the Port Everglades project in the fourth quarter of 2019. The Precast Concrete Products business unit sales were unfavorably impacted by installation delays of precast concrete buildings caused by inclement weather conditions, as well as wildfires effecting the western U.S.

Construction Products gross profit decreased by $267, or 4.4%, over the prior year quarter. The decrease was attributable to lower sales volume in the Precast Concrete Products division. Gross profit margin for the third quarter of 2020 increased by 250 bps compared to the prior year quarter, which was a result of margin improvements within Piling Products as project overage costs negatively impacted the prior year quarter. The segment profit of $1,756 was a reduction of $92 from the prior year quarter segment profit of $1,848.

During the quarter, the Construction Products segment had an increase in new orders of 8.3% compared to the prior year quarter, which was primarily related to Piling and Fabricated Bridge products. The Company believes that while order activity continues to be steady, the various restrictive measures enacted associated with COVID-19 are causing delays in the progress of scheduled projects. As of September 30, 2020, backlog for the Construction Products segment was $118,368, a 10.8% increase from June 30, 2020.

Tubular and Energy Services

On September 4, 2020, the Company sold its upstream oil and gas test and inspection business. Proceeds from the sale were $4,000 and resulted in a loss of $10,034, net of tax. The sale represents a strategic shift away from providing services to the upstream oil and gas market. We believe that this divestiture also changes the risk profile of the Company by (a) eliminating dependence on the upstream energy market and the liability associated with serving upstream applications; (b) reducing exposure to a volatile industry that can turnoff demand quickly under poor conditions; and (c) avoiding the price and production cyclicality of the global oil market. On a prospective basis, the Company’s tubular and energy businesses will continue to be focused on core competencies around corrosion protection and measurement systems in midstream pipeline applications, where the market has been much less volatile and tends to have longer term investments and associated backlog compared to upstream activities. We have reflected the results of operations of the Test and Inspection Services business as discontinued operations in the Condensed Consolidated Financial Statements and recast the segment results for all periods presented.

	Three Months Ended September 30,		Decrease	Percent Decrease
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$16,494	$29,932	$(13,438)	(44.9)%
Gross profit	$3,274	$7,374	$(4,100)	(55.6)%
Gross profit percentage	19.8%	24.6%	(4.8)%	(19.4)%
Segment profit	$619	$3,705	$(3,086)	(83.3)%
Segment profit percentage	3.8%	12.4%	(8.6)%	(69.7)%

Third Quarter 2020 Compared to Third Quarter 2019
Tubular and Energy Services segment sales for the three months ended September 30, 2020 decreased by $13,438, or 44.9%, compared to the prior year quarter. The decrease was due to the deteriorated conditions in the served U.S. oil and gas market. The reduction in demand caused by reduced travel throughout the world as a result of the COVID-19 pandemic has caused exploration and production companies to further decrease their activities and reduce spending, which adversely impacted the need for our products and services offered by the segment. This led to a sales decrease of $14,141 in the Protective Coatings and Measurement Systems division.

Tubular and Energy Services segment gross profit decreased by $4,100, or 55.6%, which was primarily attributable to the reduced volumes within Protective Coatings and Measurement Systems. Segment gross profit margin decreased by 480 bps from the prior year quarter, primarily driven by reduced revenue volume. The segment profit decreased by $3,086, or 83.3%, from the prior year quarter.

The Tubular and Energy Services segment had a decrease of 50.7% in new orders compared to the prior year quarter. Each of the business units within the segment contributed to the decline in new orders, as capital spending and project delays within the served domestic oil and gas market negatively impacted the segment.

Nine Month Results

	Nine Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Nine Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019
Net Sales:
Rail Products and Services	$209,131	$244,836	(14.6)%	54.8%	51.5%
Construction Products	108,925	139,926	(22.2)	28.5	29.5
Tubular and Energy Services	63,779	90,335	(29.4)	16.7	19.0
Total net sales	$381,835	$475,097	(19.6)%	100.0%	100.0%

	Nine Months Ended September 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Nine Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019
Gross Profit:
Rail Products and Services	$40,470	$47,647	(15.1)%	19.4%	19.5%
Construction Products	15,964	19,564	(18.4)	14.7	14.0
Tubular and Energy Services	16,887	25,529	(33.9)	26.5	28.3
Total gross profit	$73,321	$92,740	(20.9)%	19.2%	19.5%

	Nine Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Nine Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019
Expenses:
Selling and administrative expenses	$56,273	$62,871	(10.5)%	14.7%	13.2%
Amortization expense	4,271	4,947	(13.7)	1.1	1.0
Interest expense - net	2,841	4,030	(29.5)	0.7	0.8
Other income - net	(1,909)	(764)	149.9	(0.5)	(0.2)
Income from continuing operations before income taxes	$11,845	$21,656	(45.3)%	3.1%	4.6%
Income tax (benefit) expense	(11,698)	3,883	**	(3.1)	0.8
Income from continuing operations	$23,543	$17,773	32.5%	6.2%	3.7%

** Results of the calculation are not considered meaningful for presentation purposes.

First Nine Months 2020 Compared to First Nine Months 2019 – Company Analysis
Net sales of $381,835 for the nine months ended September 30, 2020 decreased by $93,262, or 19.6%, compared to the prior year period. The decline was attributable to reductions within each of the three segments, due in part to disruptions across each of our segments caused by the COVID-19 pandemic. Sales for the Tubular and Energy Services segment decreased by 29.4%, the Construction Products segment decreased by 22.2%, and the Rail Products and Services segment decreased by 14.6%.

Gross profit decreased by $19,419 compared to the prior year quarter to $73,321 for the nine months ended September 30, 2020. The decline in gross profit was attributable to each of the three segments, as Tubular and Energy Services decreased by 33.9%, Construction Products decreased by 18.4%, and Rail Products and Services decreased by 15.1%. Gross profit margin for the nine months ended September 30, 2020 was 19.2%, or 30 bps lower than the prior year period, primarily due to the reduced sales within the Tubular and Energy Services segment.

Selling and administrative expenses decreased by $6,598, or 10.5%, compared to the prior year quarter. The decrease in expense was primarily driven by reductions in personnel related costs of $4,094 and third-party professional service expenses of $1,804, primarily as a result of cost containment measures. As a percent of sales, selling and administrative expenses increased 150 bps compared to the prior year quarter, primarily due to the 19.6% reduction in sales. Other income for the nine months ended September 30, 2020 was $1,909 primarily due to the receipt of a non-recurring disbursement of $1,874 from an unconsolidated partnership.

The Company’s effective income tax rate for the nine months ended September 30, 2020 was (98.8)%, compared to 17.9% in the prior year period. For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $11,698, compared to income tax expense of $3,883 for the nine months ended September 30, 2019. The Company’s provision for income taxes for the nine months ended September 30, 2020 included a discrete income tax benefit of $15,824 related to the disposition of the Test and Inspection Services business. In addition to the impact of the discrete item, the effective tax rate for the nine months ended September 30, 2020 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, and GILTI inclusions.

Net income from continuing operations for the nine months ended September 30, 2020 was $23,543, or $2.21 per diluted share, compared to $17,773, or $1.67 per diluted share, in the prior year period.

Results of Operations – Segment Analysis
Rail Products and Services

	Nine Months Ended September 30,		Decrease	Percent Decrease
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$209,131	$244,836	$(35,705)	(14.6)%
Gross profit	$40,470	$47,647	$(7,177)	(15.1)%
Gross profit percentage	19.4%	19.5%	(0.1)%	(0.6)%
Segment profit	$10,729	$14,815	$(4,086)	(27.6)%
Segment profit percentage	5.1%	6.1%	(1.0)%	(15.2)%

First Nine Months 2020 Compared to First Nine Months 2019
The Rail Products and Services segment sales for the nine months ended September 30, 2020 decreased by $35,705, or 14.6%, compared to the prior year period. The sales decline was driven by our Rail Products business which declined by $19,595, or 12.8%, and our Rail Technologies business which decreased by $16,110, or 17.6%, from the prior year. The decreases were due primarily to our North American transit projects and friction management consumable products and services, as freight and transit rail customer traffic declined as a result of the impact of the COVID-19 pandemic. Also contributing to the decline was reduced activity levels on the London Crossrail project in the U.K, primarily from the project nearing its completion and a temporary work stoppage due to stay-at-home orders resulting from the COVID-19 pandemic.

The Rail Products and Services segment gross profit decreased by $7,177, or 15.1%, from the prior year period. The decrease was primarily driven by the volume decline in the Rail Technologies business and, to a lesser extent, North American transit projects impacting the Rail Products business. Segment gross profit margin decreased by 10 bps as a result of reduced sales volume and was partially offset by favorable product mix of higher margin offerings within the Rail Products business. Segment profit was $10,729, a $4,086 decline from the prior year period.

During the nine months ended September 30, 2020, the Rail Products and Services segment had a decrease in new orders of 9.7% compared to the prior year period. The decrease was primarily related to reduced order activity related to global transit projects, friction management consumables, and on-track services. Backlog as of September 30, 2020 was $109,059, a 5.2% increase from December 31, 2019.

Construction Products

	Nine Months Ended September 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net sales	$108,925	$139,926	$(31,001)	(22.2)%
Gross profit	$15,964	$19,564	$(3,600)	(18.4)%
Gross profit percentage	14.7%	14.0%	0.7%	4.8%
Segment profit	$1,623	$6,095	$(4,472)	(73.4)%
Segment profit percentage	1.5%	4.4%	(2.9)%	(65.8)%

First Nine Months 2020 Compared to First Nine Months 2019
The Construction Products segment sales for the nine months ended September 30, 2020 decreased by $31,001, or 22.2%, compared to the prior year period. The decline was attributable to volume decreases in both the Piling and Fabricated Bridge division and the Precast Concrete Products division, resulting in sales reductions of $23,914 and $7,087, respectively. Piling and Fabricated Bridge experienced decreased volume compared to the prior year period due to the significant activity level on the Port Everglades piling project in the prior year period without a project of comparable size during the nine months ended September 30, 2020. Our Precast Concrete Products business unit sales were unfavorably impacted by the relocation of operations to Boise, ID during the first half of 2020. This relocation resulted in the expected downtime of production until the new facility achieved full operational efficiency.

Construction Products gross profit decreased by $3,600, or 18.4%, from the prior year period. The decrease was primarily attributable to start-up activities resulting in reduced operational efficiency during the ramp-up of the new precast concrete facility in Boise, ID. The segment profit of $1,623 was a reduction of $4,472 from the prior year period segment profit of $6,095. Included within the first nine months of 2020 segment profit are relocation costs of $674 related to the Boise, ID facility.

During the nine months ended September 30, 2020, the Construction Products segment had new orders that increased by 2.4% when compared to the prior year period. The Company believes that the stay-at-home orders associated with COVID-19 have delayed the progress of scheduled projects. As of September 30, 2020, backlog was $118,368, a 28.3% increase from December 31, 2019.

Tubular and Energy Services

	Nine Months Ended September 30,		Decrease	Percent Decrease
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net Sales	$63,779	$90,335	$(26,556)	(29.4)%
Gross profit	$16,887	$25,529	$(8,642)	(33.9)%
Gross profit percentage	26.5%	28.3%	(1.8)%	(6.3)%
Segment profit	$7,213	$14,901	$(7,688)	(51.6)%
Segment profit percentage	11.3%	16.5%	(5.2)%	(31.4)%

First Nine Months 2020 Compared to First Nine Months 2019
Tubular and Energy Services segment sales decreased by $26,556, or 29.4%, compared to the prior year period. The decrease was due to deteriorating conditions in the served U.S. oil and gas market. The reduction in demand caused by reduced travel throughout the world as a result of the COVID-19 pandemic has caused exploration and production companies to decrease their activities and reduce spending, which impacted the need for our products and services within the segment. This led to a sales decrease of $27,190 from the prior year period in the Protective Coatings and Measurement Systems division, which primarily serves the midstream market.

Tubular and Energy Services segment gross profit decreased by $8,642, or 33.9%, which was primarily attributable to the reduced volumes within the Protective Coatings and Measurement Systems division. Segment gross profit margin decreased by 180 bps from the prior year period, which was primarily driven by reduced revenue volume. The segment profit decreased by $7,688, or 51.6%, from the prior year period to $7,213.

The Tubular and Energy Services segment had a decrease of 50.8% in new orders compared to the prior year period. Each of the business units within the segment contributed to the decline in new orders as capital spending and project delays within the served domestic oil and gas market negatively impacted the segment.

Other
Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	September 30, 2020	December 31, 2019	September 30, 2019
Rail Products and Services	$109,059	$103,694	$88,051
Construction Products	118,368	92,280	86,626
Tubular and Energy Services	7,763	33,058	18,553
Total backlog	$235,190	$229,032	$193,230

The Company’s backlog represents the sales price of received customer purchase orders and any contracts in which the performance obligations have not been met, and therefore are precluded from revenue recognition. Although the Company believes that the orders included in backlog are firm, customers may cancel or change their orders with limited advance notice; however, these instances have been rare. Backlog should not be considered a reliable indicator of the Company’s ability to achieve any particular level of revenue or financial performance. While a considerable portion of our business is backlog-driven, certain product lines within the Rail Products and Services and Tubular and Energy Services segments are not driven by backlog.

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated by operations, and the available capacity under our revolving credit facility, which provides for a total commitment of up to $120,000. Our primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, and payments related to the Union Pacific Railroad Settlement. Our total debt was $49,104 and $58,152 as of September 30, 2020 and December 31, 2019, respectively, and was primarily comprised of borrowings under our revolving credit facility.

The following table reflects our available funding capacity as of September 30, 2020:

	September 30, 2020
Cash and cash equivalents		$9,311
Credit agreement:
Total availability under the credit agreement	120,000
Outstanding borrowings on revolving credit facility	(48,852)
Letters of credit outstanding	(1,043)
Net availability under the revolving credit facility		70,105
Total available funding capacity		$79,416

Our cash flows are impacted from period to period by fluctuations in working capital. While we place an emphasis on working capital management in our operations, factors such as our contract mix, commercial terms, days sales outstanding (“DSO”), and market conditions as well as seasonality may impact our working capital. We regularly assess our receivables for collectability, and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of September 30, 2020, but adverse changes in the economic environment, including further deterioration of demand for crude oil and natural gas in the energy markets, and adverse financial conditions of our customers resulting from, among other things, the COVID-19 pandemic, may impact certain of our customers’ ability to access capital and compensate us for our products and services, as well as impact demand for our products and services.

The changes in cash and cash equivalents for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by continuing operating activities	$16,201	$10,311
Net cash used in continuing investing activities	(8,688)	(2,478)
Net cash used in continuing financing activities	(11,147)	(3,384)
Effect of exchange rate changes on cash and cash equivalents	(571)	12
Net cash (used) provided by discontinued operations	(662)	631
Net (decrease) increase in cash and cash equivalents	$(4,867)	$5,092

Cash Flow from Operating Activities
During the nine months ended September 30, 2020, cash flows provided by continuing operating activities were $16,201, compared $10,311 during the prior year to date period. For the nine months ended September 30, 2020, the net income from continuing operations and adjustments to net income from continuing operating activities provided $26,841, compared to $32,562 in the 2019 period. Working capital and other assets and liabilities used $10,640 in the current period, compared to $22,251 in the prior year period. During the nine months ended September 30, 2020 and 2019, the Company made payments totaling $4,000 and $6,000, respectively, under the terms of the concrete tie settlement agreement with Union Pacific Railroad. During the nine months ended September 30, 2020, the Company received a non-recurring disbursement of $1,874 from an unconsolidated partnership.

The Company’s calculation for DSO at September 30, 2020 and December 31, 2019 was 50 and 49 days, respectively, and we believe our receivables portfolio is strong.

Cash Flow from Investing Activities
Capital expenditures for the nine months ended September 30, 2020 and 2019 were $7,650 and $2,510, respectively. The current year expenditures include the purchase of a continuous welded rail car and unloader within our Rail Products and Services segment, facility start-up expenditures within our Construction Products segment, and general plant and operational improvements throughout the Company. Expenditures for the nine months ended September 30, 2019 related to plant expansion within our Tubular and Energy Services segment as well as general plant and operational improvements throughout the Company. Cash flows from investing activities also includes $1,050 paid for the asset acquisition of a company in Boise, Idaho to expand our precast concrete offerings in that region.

Cash Flow from Financing Activities
During the nine months ended September 30, 2020, the Company had a reduction in outstanding debt of $9,033, primarily attributable to the utilization of excess cash generated through operating activities. During the nine months ended September 30, 2019, the Company had a decrease in outstanding debt of $1,948, primarily related to the reduction of working capital for operations. Treasury stock acquisitions of $1,660 and $600 for the nine months ended September 30, 2020 and 2019, respectively, represent income tax withholdings from employees and non-employee directors in connection with the vesting of restricted stock awards. During the nine months ended September 30, 2020 and 2019, the Company incurred debt issuance costs of $454 and $836, respectively.

Financial Condition
As of September 30, 2020, we had $9,311 in cash and cash equivalents. Our cash management priority continues to be short-term maturities and the preservation of our principal balances. As of September 30, 2020, approximately $8,386 of our cash and cash equivalents was held in non-domestic bank accounts. During the nine months ended September 30, 2020, the Company repatriated $5,387 in excess cash from our international locations. We principally maintain our cash and cash equivalents in accounts held by major banks and financial institutions.

Our principal uses of cash in recent years have been to fund our operations, including capital expenditures, and to service our indebtedness. We view our short and long-term liquidity as being dependent on our results of operations, changes in working capital and our borrowing capacity. As of September 30, 2020, our revolving credit facility had $70,105 of net availability, while we had $49,104 in total debt. Our current ratio as of September 30, 2020 was 2.05.

On June 26, 2020, we entered into the First Amendment that reduced the total commitments under the revolving credit facility to $120,000 from $140,000. The First Amendment requires additional $5,000 annual reductions to the revolving credit facility capacity beginning on December 31, 2020 through the maturity of the facility. In addition, the First Amendment terminated the existing term loan by drawing on the revolving credit facility. Borrowings under the First Amendment continue to bear interest rates based upon either the base rate or Euro-rate plus applicable margins. However, the First Amendment increased the applicable margins on the interest rates, and implemented an interest rate floor of 100 basis points. The First Amendment also modified the covenants associated with the credit agreement. We believe that the combination of our cash and cash equivalents, cash generated from operations and the capacity under our revolving credit facility will provide us with sufficient liquidity to provide the flexibility to operate the business in a prudent manner and enable us to continue to service our outstanding debt. For a discussion of the terms and availability of our credit facilities, please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

To reduce the impact of interest rate changes on outstanding variable-rate debt, we entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017, at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. As of September 30, 2020 and December 31, 2019, the swap liability was $1,332 and $480, respectively.

On September 4, 2020, the Company sold its membership interests in the Test and Inspection Services business for gross proceeds of $4,000. As a result of this divestiture, the Company has reclassified the results of this business into discontinued operations. Due to the sale of this business, the Company recognized approximately $18,962 in tax benefits, including tax benefits recognized in discontinued operations, for the three and nine months ended September 30, 2020. In addition, the Company anticipates receiving approximately $9,008 in tax refunds within the next year due to extended carryback provisions in the CARES Act and the acceleration of existing deferred tax assets related to the sale. For additional information regarding the Test and Inspection Services sale, please refer to Note 3 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Critical Accounting Policies
The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that, in its opinion, is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to reach opinions regarding estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has reached its opinions regarding the best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. We have updated our allowance for doubtful accounts policies since December 31, 2019, in conjunction with our adoption of Accounting Standards Codification Topic 326, “Financial Instruments - Credit Losses” (“ASC 326”), as further described in Note 6 and Note 7 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. A summary of the Company’s critical accounting policies and estimates is included in Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
The Company is exposed to risks that increases in interest rates may adversely affect funding costs associated with its variable-rate debt. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward starting interest rate swap agreements which effectively converted a portion of the debt from a variable to a fixed-rate borrowing during the term of the swap contracts. See Note 11 Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for additional information.

For the nine months ended September 30, 2020, a 1% change in the interest rate for variable rate debt as of September 30, 2020 would increase or decrease interest expense by approximately $753.

The Company does not purchase or hold any derivative financial instruments for trading purposes. It does enter into interest rate hedges to reduce the risk in the variability of interest rate fluctuations. At contract inception, the Company designates its derivative instruments as hedges. The Company recognizes all derivative instruments on the balance sheet at fair value. Fluctuations in the fair values of derivative instruments designated as cash flow hedges are recorded in “Accumulated other comprehensive loss” and reclassified into earnings within “Interest expense - net” as the underlying hedged items affect earnings. To the extent that a change in a derivative does not perfectly offset the change in value of the interest rate being hedged, the ineffective portion is recognized in earnings immediately.

As of September 30, 2020 and December 31, 2019, the Company recorded a current liability of $1,332 and $480, respectively, related to its LIBOR-based interest rate swap agreements.

Foreign Currency Exchange Rate Risk
The Company is subject to exposures to changes in foreign currency exchange rates. The Company may manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the nine months ended September 30, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of such date such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2020, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
(Dollars in thousands, except share data)
Item 1. Legal Proceedings
See Note 15 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 or as subsequently updated in our Quarterly Reports on Form 10-Q. You should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020, which could materially affect our business, financial condition, financial results, or future performance. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial may also materially affect our business, financial condition, and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended September 30, 2020 were as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2020 - July 31, 2020	—	$—	—	$—
August 1, 2020 - August 31, 2020	—	—	—	—
September 1, 2020 - September 30, 2020	—	—	—	—
Total	—	$—	—	$—

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

L.B. FOSTER COMPANY
(Registrant)

Date:	November 5, 2020	By: /s/ James M. Kempton
James M. Kempton
Corporate Controller and
Principal Accounting Officer
(Duly Authorized Officer of Registrant)