Form 10-K
period 2020-12-31
FOSTER L B CO
filed 2021-03-03
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes        ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes        ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes        ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes        ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes     ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $126,070,586.
As of February 24, 2021, there were 10,738,899 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference:
Portions of the Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”) are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: the COVID-19 pandemic, and any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments; a continued deterioration in the prices of oil and natural gas and the related impact on the upstream and midstream energy markets; a continuation or worsening of the adverse economic conditions in the markets we serve, whether as a result of the current COVID-19 pandemic, including its impact on travel and demand for oil and gas, the continued deterioration in the prices for oil and gas, governmental travel restrictions, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a continuing decrease in freight or transit rail traffic, including as a result of the COVID-19 pandemic; environmental matters, including any costs associated with any remediation and monitoring; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent disposition of the IOS Test and Inspection Services business and acquisition of LarKen Precast, LLC and to realize anticipated benefits; costs of and impacts associated with shareholder activism; continued customer restrictions regarding the on-site presence of third party providers due to the COVID-19 pandemic; the timeliness and availability of materials from our major suppliers, including any continuation or worsening of the disruptions in the supply chain experienced as a result of the COVID-19 pandemic, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

PART I
(Dollars in thousands, except share data unless otherwise noted)
ITEM 1. BUSINESS
Summary Description of Businesses
Formed in 1902, L.B. Foster Company is a Pennsylvania corporation with its principal office in Pittsburgh, PA. L.B. Foster Company provides products and services for the rail industry and solutions to support critical infrastructure projects. The Company’s innovative engineering and product development solutions inspire the safety, reliability, and performance of its customer’s challenging requirements. The Company maintains locations in North America, Europe, and Asia. As used herein, “L.B. Foster,” the “Company,” “we,” “us,” and “our” or similar references refer collectively to L.B. Foster Company and its subsidiaries, unless the context indicates otherwise.
For the fourth quarter and year ended December 31, 2020, the Company realigned its operating segments under two senior business leaders to provide clear line of sight around the opportunities for growth and asset leverage in each of the two segments. L.B. Foster’s business portfolio and external business segment reporting structure will be consolidated into two primary segments: Rail Technologies and Services and Infrastructure Solutions. The Rail Technologies and Services segment will consist of businesses previously positioned within the Rail Products and Services segment. The Infrastructure Solutions segment will combine all businesses previously within the legacy Construction Products and Tubular and Energy Services segments. Each segment will report to a business line executive that will have responsibility for the segment’s performance.
The following table shows the net sales generated by each business segment as a percentage of total net sales for the years ended December 31, 2020, 2019, and 2018:

	Percentage of Net Sales
	2020	2019	2018
Rail Technologies and Services	56%	52%	55%
Infrastructure Solutions	44	48	45
	100%	100%	100%
Financial information concerning these segments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, which is incorporated by reference into this Item 1.
Rail Technologies and Services
The Company’s Rail Technologies and Services (“Rail”) segment is comprised of several manufacturing, distribution, and service businesses that provide a variety of products, solutions, and services for freight and passenger railroads and industrial companies throughout the world. The Rail segment has sales offices throughout North America and Europe, and works on rail projects where it offers products manufactured by the Company, or sourced from numerous supply chain partners, and also offers aftermarket services. The Rail segment is comprised of the Rail Technologies and Rail Products business units.
Rail Technologies
The Company’s Rail Technologies business unit engineers, manufactures, and fabricates friction management products and application systems, railroad condition monitoring systems and equipment, wheel impact load detection systems, wayside data collection and management systems, and also provides aftermarket services. The Company’s friction management products control the friction at the rail/wheel interface and help our customers reduce fuel consumption, improve operating efficiencies, extend the life of operating assets such as rail and wheels, reduce track stresses, and lower the related maintenance and operating costs. Friction management products include mobile and wayside systems that apply lubricants and liquid or solid friction modifiers. In addition, the business unit provides controls, display, and telecommunication solutions for the transit, control room, and customer information and display sectors. These products and systems are designed, engineered, manufactured, fabricated, serviced, and marketed by certain wholly-owned subsidiaries located in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and Germany.
Rail Products
The Rail Products business is comprised of the Company’s Rail Distribution, Allegheny Rail Products, Transit Products, Track Components, and Concrete Tie divisions. Following are summaries of those divisions:
Rail Distribution - This division sells new rail mainly to passenger and short line freight railroads, industrial companies, and rail contractors for the replacement of existing lines or expansion of new lines. Rail accessories sold by the Rail Distribution division include track spikes, bolts, angle bars, tie plates, and other products required to install or maintain rail lines. These products are manufactured by the Company or purchased from other manufacturers and distributed accordingly. Rail Distribution also sells trackwork products to Class II and III railroads, industrial, and export markets.
Allegheny Rail Products (“ARP”) - ARP engineers and manufactures insulated rail joints and related accessories for freight and passenger railroads and industrial customers. Insulated joints are manufactured domestically at the Company’s facilities in Pueblo, CO and Niles, OH.

Transit Products - This division supplies designed, engineered, and outsourced manufactured direct fixation fasteners, coverboards, and special accessories primarily for passenger railroad systems, and manufactures power rail, also known as third rail, at its facility in Niles, OH. These products are usually sold to contractors or by sealed bid to passenger railroads.
Track Components - The Track Components division manufactures track spikes and anchors at the Company’s facility in St. Jean Richelieu, Quebec.
Concrete Ties - This division manufactures engineered concrete railroad ties for freight and passenger railroads and industrial accounts at its facility in Spokane, WA.
Infrastructure Solutions
The Infrastructure Solutions segment is comprised of several manufacturing, distribution, and service businesses that provide a variety of products and services for the transportation, energy, and general infrastructure markets, primarily in North America. The Infrastructure Solutions segment is composed of the Precast Concrete Products, Fabricated Steel Products, and Coatings and Measurement business units.
Precast Concrete Products
The Precast Concrete Products business unit primarily manufactures concrete buildings for national, state, and municipal parks. This business unit manufactures restrooms, concession stands, and other protective storage buildings available in multiple designs, textures, and colors. The Company is a leading high-end supplier in terms of volume, product options, and capabilities. This business unit also manufactures various other precast products such as sounds walls, burial vaults, bridge beams, box culverts, septic tanks, and other custom pre-stressed and precast concrete products. The products are manufactured in Boise, ID, Hillsboro, TX, and Waverly, WV. The Company commenced precast product operations at its new facility located in Boise, ID, in the first quarter of 2020. This move is part of an initiative focusing on regional growth opportunities and logistical savings associated with fabricating products in a more centralized location closer to the Company’s existing and prospective customer base.
Fabricated Steel Products
The Fabricated Steel Products business unit provides fabricated bridge products and piling to infrastructure end markets. The Fabricated Steel Products business unit, via a sales force deployed throughout the United States, markets and sells products both domestically and internationally. Following are summaries of those product offerings:
Fabricated Bridge Products - The fabricated bridge products facility in Bedford, PA manufactures a number of fabricated steel and aluminum products primarily for the highway, bridge, and transit industries, including concrete reinforced steel grid deck, open steel grid deck, aluminum bridge railing, and stay-in-place steel bridge forms.
Piling Products - Sheet piling products are interlocking structural steel sections that are generally used to provide lateral support at construction sites. Bearing piling products are steel H-beam sections which are driven into the ground for support of structures such as bridge piers and high-rise buildings. Piling is often used in water and land applications, including cellular cofferdams and OPEN CELL® structures in inland river systems and ports.
Piling products are sourced from various manufacturers and either sold or rented to project owners and contractors. This business unit offers its customers various types and dimensions of structural beam piling, sheet piling, and pipe piling. The Company is a preferred distributor of domestic PZC steel sheet piling for its primary supplier.
Coatings and Measurement
The Coatings and Measurement business unit provides protective coating services, threaded pipe, and precision measurement products to infrastructure end markets. The following is a summary of those product and service offerings:
Protective Coatings - There are two pipeline services locations that make up our Protective Coatings division. Our Birmingham, AL facility coats the outside and inside diameter of pipe primarily for oil and gas transmission pipelines. This location partners with its primary customer, a pipe manufacturer, to market fusion bonded epoxy coatings, abrasion resistant coatings, and internal linings for a wide variety of pipe diameters for use in pipeline projects throughout North America.
The second location is located in Willis, TX. The Willis, TX facility applies specialty outside and inside diameter coatings for a wide variety of pipe diameters for oil and gas transmission, mining, and waste water pipelines, as well as provides custom coatings for specialty pipe fittings and connections.
Threaded Products - The Company’s Magnolia, TX facility cuts, threads, and paints pipe primarily for water well applications for the agriculture industry and municipal water authorities and, to a lesser extent, threading services for the Oil Country Tubular Goods markets.
Precision Measurement Products and Systems - The Company manufactures and provides turnkey solutions for metering and injection systems for the oil, and, to a lesser extent, gas industry. The Willis, TX location operates a fabrication plant that builds metering systems for custody transfer applications, including crude oil and other petroleum-based products. These systems are used at well sites, pipelines, refineries, chemical plants, and loading/unloading facilities. The Willis,TX location also manufactures and installs additive and dye injection systems. These systems are used to inject performance additives and/or dyes into petroleum products.

Marketing and Competition
L.B. Foster Company generally markets its Rail Technologies and Services directly in all major industrial areas of the United States, Canada, and Europe. Infrastructure Solutions is primarily marketed domestically. The Company employs a sales force of approximately 89 people that is supplemented with a network of agents across Europe, South America, and Asia to reach current customers and cultivate potential customers in these areas. For the years ended 2020, 2019, and 2018, approximately 20%, 20%, and 24%, respectively, of the Company’s total sales were outside the United States.
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
The Company’s purchases from foreign suppliers are subject to foreign currency exchange rate changes and the usual risks associated with changes in international conditions, as well as United States and international laws that could impose import restrictions on selected classes of products and for anti-dumping duties if products are sold in the United States at prices that are below specified prices.
Backlog
The Company’s backlog represents the sales price of received customer purchase orders or contracts in which the performance obligations have not been met, and therefore are precluded from revenue recognition. Although the Company believes that the orders included in backlog are firm, customers may cancel or change their orders with limited advance notice; however, these instances are rare. Backlog should not be considered a reliable indicator of the Company’s ability to achieve any particular level of revenue or financial performance. The backlog as of December 31, 2020 and 2019 by business segment was as follows:

	December 31,
	2020	2019
Rail Technologies and Services	$121,231	$103,694
Infrastructure Solutions	127,001	125,338
Total	$248,232	$229,032
Approximately 13.4% of the December 31, 2020 backlog was related to projects that is expected to extend beyond 2021.
Patents and Trademarks
The Company owns a number of domestic and international patents and trademarks, primarily related to its Rail Technologies products. The Company’s business segments are not dependent upon any individual patents or related group of patents, nor any individual licenses or distribution rights. The Company believes that, in the aggregate, the rights under its patents, trademarks, and licenses are generally important to its operations, but considers neither any individual patent, nor any licensing or distribution rights related to a specific process or product, to be of material importance in relation to its total business.
Environmental Disclosures
Information regarding environmental matters is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 18 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated by reference into this Item 1.
Human Capital Management
People are the heart of L.B. Foster’s success. The Company strives to create and promote a culture that makes L.B. Foster a great place to work. The Company seeks to attract and retain employees that embody and demonstrate its values, which are summarized in our SPIRIT model, focusing on Safety, People, Integrity, Respect, Innovation, and Teamwork. The Company uses these six principles to guide its employees every day. The expectation of all employees, at every level of the organization, is to execute our business strategy in a manner that adheres to these core values and demonstrates commitment to the L.B. Foster SPIRIT.
Diversity, Equity, and Inclusion
The Company is dedicated to the principle of equal employment opportunity and the provision of a workplace free from discrimination and harassment in accordance with all applicable federal, state, and local laws and regulations. This statement and accompanying practices, which pertain to all persons involved in Company operations, prohibit unlawful discrimination by any employee and apply to all terms, conditions, and privileges of employment. Additionally, the Company will also make reasonable accommodations for individuals with known disabilities who are otherwise qualified to perform a job. The Company is committed to employing and advancing in employment qualified women, minorities, individuals with disabilities, covered veterans, and other classes at all levels of employment. The Company has implemented initiatives to advance diversity and inclusion, including changes to recruitment, onboarding, and employee training, and has developed the Spark initiative, which is an employee resource group targeting all employees interested in furthering the mission of empowerment and professional growth of women in the workplace.
Health and Safety
L.B. Foster promotes a culture of environmental, health, safety, and sustainability (“EHSS”) excellence that strives to protect the environment as well as the safety and health of our employees, business, customers, and communities where we operate. The Company is committed to meet or exceed the requirements of all applicable environmental, health and safety (“EHS”) regulations as the Company raises its standards of excellence. Among its core values are safety, teamwork, and innovation, which the Company will rely on to create more advanced solutions around sustainability. The Company emphasizes continual improvement in its EHSS performance, particularly as it applies to preventing pollution and reducing the environmental impact of its operations while maximizing opportunities for environmental and social benefits. The Company continually strives to develop best practices in EHS management based on international standards such as ISO 14001:2015 and ISO 45001:2018. The Company has 11 locations/businesses throughout North America and Europe that Environmental Management Systems has independently assessed and are compliant with the requirements of ISO 14001:2015 and ISO 45001:2018.
Leadership and Talent Management
The Company’s executive leadership team sets the Company’s strategic direction and is dedicated to sustainable profitable growth through its commitment to providing quality products and services to its customers and treating our customers, suppliers, and employees as partners. L.B. Foster cultivates and empowers talent through performance management, career planning/development, and succession planning, creating an environment for people to be successful in achieving our strategic plan through the following areas:
Talent Acquisition and Onboarding
The process of finding and hiring the best-qualified candidate (from within or outside of the organization) for a job opening, in a timely and cost-effective manner. The recruitment process includes analyzing the requirements of a job, meeting with hiring management to determine the appropriate qualifications and experience for the position, attracting qualified candidates to that job, providing opportunities to advance diversity in the workforce, screening and selecting applicants, hiring, and ultimately integrating the new employee to the organization.
Development Planning
The proactive planning and implementation of action steps towards our employees’ career goals. Developmental experiences can consist of training, developing, mentoring, and coaching.
Succession Planning
A process for identifying and developing employees with the potential to fill key business leadership positions within the Company are key to future success. Succession planning increases the availability of experienced and capable employees that are prepared to assume these critical roles as they become available.
Performance Management
An ongoing process of communication between a supervisor and an employee that occurs throughout the year, in support of accomplishing the strategic objectives of the organization.
Workforce
As of December 31, 2020, the Company had approximately 1,130 employees, 774 located within the United States, 71 within Canada, and 285 in Europe. There were 624 hourly production workers and 506 salaried employees. Of the hourly production workers, approximately 92 were represented by unions.
Three collective bargaining agreements covering approximately 34, 29, and 29 employees are scheduled to expire in March 2025, August 2021, and September 2021, respectively. As a result of the Company’s relocation of the concrete products operations from Spokane, WA to Boise, ID, a separation agreement was executed with the collective bargaining unit representing the employees affected by this relocation. This agreement had no impact on the employees under the same collective bargaining agreement at the concrete tie operation in Spokane, WA. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.
All of the Company’s hourly paid employees are covered by one of the Company’s defined benefit plans or defined contribution plans. All of the Company’s salaried employees are similarly covered by one of the Company’s defined benefit or defined contribution plans.
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
Available Information
The Company makes certain filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments and exhibits to those reports, available free of charge through its website, www.lbfoster.com, as soon as reasonably practicable after they are filed with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These filings, including the Company’s filings, are available at the SEC’s internet site at www.sec.gov. The Company’s press releases and recent investor presentations are also available on its website.
Executive Officers of the Registrant
Information concerning the executive officers of the Company is set forth below:

Name	Age	Position
Robert P. Bauer	62	President and Chief Executive Officer
Patrick J. Guinee	51	Senior Vice President, General Counsel, and Secretary
John F. Kasel	55	Senior Vice President and Chief Operating Officer
Brian H. Kelly	61	Senior Vice President - Human Resources and Administration
James M. Kempton	46	Corporate Controller and Principal Accounting Officer
Gregory W. Lippard	52	Senior Vice President - Rail Technologies and Services
William M. Thalman	54	Senior Vice President and Chief Financial Officer
William F. Treacy	61	Senior Vice President - Infrastructure Solutions
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
Mr. Kempton was appointed Corporate Controller and Principal Accounting Officer of the Company in February 2020. Prior to joining the Company, Mr. Kempton served as Executive Vice President and Chief Financial Officer of Caliburn International from August 2018 to January 2020. He was previously employed by Michael Baker International from October 2013 to August 2018, last serving as Executive Vice President and Chief Financial Officer. From January 2007 to October 2013, Mr. Kempton was employed by Michael Baker Corporation most recently as Vice President, Corporate Controller, and Treasurer from April 2009 to October 2013. Prior to Michael Baker, he worked at Ernst & Young, LLP from October 1997 to January 2007, as an engagement senior manager.
Mr. Lippard serves as Senior Vice President - Rail Technologies and Services, and was previously Vice President - Rail Technologies and Services from November 2020 to February 2021, Vice President - Rail from January 2020 to November 2020 and Vice President - Rail Products from September 2017 to December 2019. From 2000 to 2017, he served as Vice President - Rail Product Sales. Prior to re-joining the Company in 2000, Mr. Lippard served as Vice President - International Trading for Tube City, Inc. from 1998. Mr. Lippard served in various other capacities with the Company after his initial employment in 1991.
Mr. Thalman was appointed Senior Vice President and Chief Financial Officer of the Company in February 2021. Prior to joining the Company, Mr. Thalman was employed by Kennametal, Inc., most recently serving as Vice President - Advanced Material Solutions since 2016 and Vice President - Transformation Office since 2019, prior to which he served in roles of increasing responsibility, including: Vice President - Finance Infrastructure, Director of Finance - M&A and Planning, Director of Finance – Kennametal Europe, Director of Finance - MSSG Americas, Assistant Corporate Controller, and Director of Financial Reporting. Prior to Kennametal, Mr. Thalman was employed by Wesco, Inc., from 2002 to 2004 as Corporate Controller, and by The Carbide/Graphite

Group, Inc. as Vice President and Treasurer and Manager of External Reporting and Investor Relations from 1993 to 2002. He also worked in public accounting at Coopers & Lybrand (now PriceWaterhouseCoopers) from 1988 to 1993.
Mr. Treacy serves as Senior Vice President - Infrastructure Solutions, and was previously Vice President - Infrastructure Solutions from November 2020 to February 2021, Vice President - Tubular and Energy Services from September 2017 to November 2020. Mr. Treacy previously served as Director of Technology and General Manager, Transit Products within the Rail Products and Services segment since 2013. Prior to joining the Company, Mr. Treacy served as Interim President of Tuthill Vacuum and Blower Systems from 2012 to 2013. Mr. Treacy previously served as General Manager, Crane Vending Solutions for Crane Co. from 2009 to 2011 and was employed by Parker Hannifin from 2000 to 2009, last serving as Vice President of Operations Development.
Officers are elected annually at the organizational meeting of the Board of Directors following the annual meeting of stockholders.
ITEM 1A. RISK FACTORS
Risks and Uncertainties
We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could have a material and adverse effect on our business, financial condition, and results of operations. The following risks highlight what we believe to be the more material factors that have affected us and could affect us in the future. We have grouped the risk factors into six categories for ease of reading, and without any reflection on the importance of, or likelihood of, any particular category. We may also be affected by unknown risks or risks that we currently believe are immaterial. If any one or more such events actually occur, our business, financial condition, and results of operations could be materially and adversely affected. One should carefully consider the following factors and other information contained in this Annual Report on Form 10-K and any other risks discussed in our other periodic filings with the SEC before deciding to invest in our common stock.
COVID-19 Risks
The COVID-19 pandemic could continue to adversely affect our business.
The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations and supply chains, and we have experienced and expect to continue to experience unpredictable reductions in demand for certain of our products and services. If we do not successfully manage our supply chain or identify new sources of supplies, we may be unable to satisfy customer orders, which could harm our reputation and customer relationships and materially adversely affect our business, financial condition, and operating results. While COVID-19 has adversely affected each of the markets we serve, the impact on the upstream and midstream energy markets has been particularly adverse, and has contributed to deteriorating prices of oil and natural gas, weakened demand, and reduced customer spending. We expect these adverse market conditions, particularly in the oil and gas markets, to continue, noting that in 2020, the Company exited its upstream Test and Inspection Services business, reducing its overall exposure to oil and gas market volatility, but its Coatings and Measurement businesses remain. In the rail, transit, friction management, and fabricated steel products businesses, governmental stay-at-home and work-from-home orders both in the U.S. and globally, particularly in the U.K., have resulted in reduced traffic and demand for our products and services, and many public works projects have been deferred or delayed as a result of governmental pandemic mitigation efforts, adversely impacting our businesses. While the majority of our employees have generally been permitted to continue to work because our businesses are regarded as essential, U.S. and non-domestic governmental pandemic mitigation measures such as stay-at-home orders have slowed travel and movement of goods throughout the world, contributing to reduction in demand for our products and services. We expect that these adverse impacts will continue but we are unable to predict the extent, nature, or duration of the impacts on our results of operations and financial condition at this time.
Business and Operational Risks
Our inability to successfully manage acquisitions, divestitures, and other significant transactions could harm our financial results, business, and prospects.
As part of our business strategy, we acquire or divest businesses or assets, enter into strategic alliances and joint ventures, or make investments to realize anticipated benefits, actions which involve a number of inherent risks and uncertainties. Material acquisitions, dispositions, and other strategic transactions involve numerous risks, including, but not limited to:
•we may not be able to identify suitable acquisition candidates, or we may not be able to dispose of assets, at prices we consider attractive;
•we may not be able to compete successfully for identified acquisition candidates, complete future acquisitions or accurately estimate the financial effect of acquisitions on our business;
•future acquisitions may require us to spend significant cash and incur additional debt, resulting in additional leverage;
•we may have difficulty retaining an acquired company’s key employees or clients;
•we may not be able to realize the operating efficiencies, synergies, costs savings, or other benefits expected;

•we may have difficulty integrating acquired businesses, resulting in unforeseen difficulties, such as incompatible accounting, information management or other control systems, or the need to significantly update and improve the acquired business’s systems and internal controls;
•we may assume potential liabilities for actions of the target before the acquisition, including as a result of a failure to comply with applicable laws;
•we may be subject to material indemnification obligations related to any assets that we dispose;
•acquisitions or dispositions may disrupt our business or divert our management from other responsibilities; and
•as a result of an acquisition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings.
If these factors limit our ability to integrate the operations of our acquisitions or to execute other strategic transactions successfully or on a timely basis, we may not meet our expectations for future results of operations. In addition, our growth and operating strategies for businesses we acquire may be different from the strategies that such target businesses currently are pursuing. If our strategies are not the proper strategies for a company we acquire or with which we partner, it could have a material adverse effect on our business, financial condition, and results of operations. Further, there can be no assurance that we will be able to maintain or enhance the profitability of any acquired business or consolidate the operations of any acquired business to achieve cost savings.
In addition, there may be liabilities that we fail, or are unable, to discover in the course of performing due diligence investigations on each company or business that we have already acquired or disposed of or may acquire or dispose of in the future. Such liabilities could include those arising from employee benefits contribution obligations of a prior owner or non-compliance with, or liability pursuant to, applicable federal, state, or local environmental requirements by us or by prior owners for which we, as a successor or predecessor owner, may be responsible. In addition, there may be additional costs relating to acquisitions and dispositions including, but not limited to, possible purchase price adjustments. There can be no assurance that rights to indemnification by sellers of assets to us, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. We can give no assurances that the opportunities will be consummated or that financing will be available. We may not be able to achieve the synergies and other benefits we expect from strategic transactions as successfully or as rapidly as projected, if at all.
Prolonged negative economic conditions, depressed energy prices, and other unfavorable changes in U.S., global, or regional economic and market conditions could adversely affect our business.
We could be adversely impacted by prolonged negative economic conditions affecting either our suppliers or customers, as well as the capital markets. Negative changes in government spending may result in delayed or permanent deferrals of existing or potential projects. No assurances can be given that we will be able to successfully mitigate various prolonged uncertainties, including materials cost variability, delayed or reduced customer orders and payments, and access to available capital resources outside of operations.
In addition, volatile market conditions and depressed energy prices could continue for an extended period, which would negatively affect our business prospects and reduce profitability. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty, a trend toward renewable or alternative energy resources, and a variety of additional factors that are beyond our control. Sustained declines or significant and frequent fluctuations in the price of oil and natural gas may have a material and adverse effect on our operations and financial condition.
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
We are currently working through an enterprise resource planning (“ERP”) system transition. Certain divisions of our Company migrated into the new ERP system during 2016, additional divisions have since migrated, including during 2020, and certain other divisions may be transitioned during 2021 and in subsequent years. The system implementation is intended to enable us to better meet the information requirements of our users, increase our integration efficiencies, and identify additional synergies in the future. The implementation of our ERP system is complex because of the wide range of processes and systems to be integrated across our business. Any disruptions, delays, or deficiencies in the design, operation, or implementation of our various systems, or in the performance of our systems, particularly any disruptions, delays, or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business, including our ability to receive, process, ship, and bill for orders in a timely manner or our ability to properly manage our inventory or accurately present our inventory availability or pricing. Project delays, business interruptions, or loss of expected benefits could have a material and adverse effect on our business, financial condition, or results of operations.

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and other parties, including financial information, intellectual property, and personal identification information. Security breaches and other disruptions could compromise our information, expose us to liability, and harm our reputation and business. In October 2020, we experienced a cyber-attack on our information technology systems. While the cyber-attack caused temporary disruption and interference with our operations, we believe that it will not result in a material adverse effect on our business operations, though our investigation is ongoing. Despite the steps we take to deter and mitigate cybersecurity risks, we may not be successful. We may not have the resources or technical sophistication to anticipate or prevent current or rapidly evolving types of cyber-attacks including data and security breaches, malware, ransomware, hacking, and identity theft. Data and security breaches can also occur as a result of non-technical issues, including an intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships. Federal, state, and foreign government bodies and agencies have adopted or are considering the adoption of laws and regulations regarding the collection, use, and disclosure of personal information obtained from customers and individuals. The costs of compliance with, and other burdens imposed by, such data privacy laws and regulations, including those of the European Union (“E.U.”) and the U.K. which are, in some respects, more stringent than U.S. standards, could be significant. Any compromise or breach of our security, including from the cyber-attack that we experienced or any future attack, could result in a violation of applicable privacy and other laws, legal and financial exposure, negative impacts on our customers’ willingness to transact business with us, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.
Certain divisions of our business depend on a small number of suppliers. The loss of any such supplier could have a material and adverse effect on our business, financial condition, and result of operations.
In our Rail Products business unit, we rely on a limited number of suppliers for key products that we sell to our customers. In addition, our Piling division is predominantly dependent upon one supplier for sheet piling while our Protective Coatings division is predominately dependent on two suppliers of epoxy coating. A significant downturn in the business of one or more of these suppliers, a disruption in their manufacturing operations, an unwillingness to continue to sell to us, or a disruption in the availability of existing and new piling, rail, or coating products and services may adversely impact our financial results.
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
Three of our manufacturing facilities are staffed by employees represented by labor unions. Approximately 92 employees employed at these facilities are currently working under three separate collective bargaining agreements. Disputes with regard to the terms of these agreements or our potential inability to renegotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, slowdowns, or lockouts, which could cause a disruption of our operations and have a material and adverse effect on our results of operations, financial condition, and liquidity.
Actions of activist shareholders could be disruptive and potentially costly and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.
In February 2016, the Company entered into an agreement with an activist investor, Legion Partners Asset Management, LLC and certain of its affiliates (collectively, “Legion Partners”), which had acquired a greater than 10% stake in our common stock. This agreement expired by its terms on February 13, 2018, and Legion Partners remains a greater than 5% owner of Company stock.
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
Unexpected events, including fires or explosions at our facilities, natural disasters, such as hurricanes, flooding, and winter storms causing power failures or travel restrictions with respect to our operations, armed conflicts, terrorism, health epidemics or pandemics, such as COVID-19 in 2020 and 2021 and related restrictions on travel, economic or political uncertainties or instability, civil unrest, strikes, unplanned outages, equipment failures, failure to meet product specifications, or disruptions in certain areas of our operations, may cause our operating costs to increase or otherwise negatively impact our financial performance.
Competitive Risks
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
We possess intellectual property including proprietary rail product formulations and systems and component designs, and we own a number of patents and trademarks under the intellectual property laws of the United States, Canada, Europe, and other countries in which product sales are possible. While we have not perfected patent and trademark protection of our proprietary intellectual property for all products in all countries, we periodically assess our portfolio to determine the need for pursuing further protection. The decision not to obtain patent and trademark protection in additional countries may result in other companies copying and marketing products that are based upon our proprietary intellectual property. This could impede growth into new markets where we do not have such protections and result in a greater supply of similar products in such markets, which in turn could result in a loss of pricing power and reduced revenue. In some cases, we may decide that the best way to protect our intellectual property is to retain proprietary information as trade secrets and confidential information rather than to apply for patents, which would involve disclosure of proprietary information to the public. Any misappropriation or reverse engineering of our trade secrets could result in competitive harm and may result in costly and time-consuming litigation. If any of these events should occur, it could materially adversely affect our results of operations and financial condition.
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
Financial Risks
Our future performance and market value could cause write-downs of long-lived and intangible assets in future periods.
We are required under U.S. generally accepted accounting principles to review intangible and long-lived assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, goodwill is required to be tested for impairment at least annually. Factors that may cause the carrying value of our intangible and long-lived assets to not be recoverable include, but are not limited to, a decline in stock price and resulting market capitalization, a significant decrease in the market value of an asset, or a significant decrease in operating or cash flow projections. No impairments of goodwill or intangible assets were recorded in 2020, 2019, or 2018. Impairment charges were recorded on long-lived assets related to the since divested IOS Test and Inspection Services business during 2020.
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
Our indebtedness could materially and adversely affect our business, financial condition, and results of operations. For example, it could:

•require us to dedicate a substantial portion of our cash flows to service our indebtedness, which would reduce the availability of our cash flows to fund working capital, capital expenditures, expansion efforts, or other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•place us at a competitive disadvantage compared to our competitors that have less debt; and
•limit, among other things, our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general corporate purposes.
Our inability to comply with covenants in place or our inability to make the required principal and interest payments may cause an event of default, which could have a substantial adverse impact to our business, financial condition, and results of operations. There is no assurance that refinancings or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, particularly if credit market conditions deteriorate. Furthermore, there can be no assurance that refinancings or asset dispositions would be permitted by the terms of our credit agreements or debt instruments. Our existing credit agreements contain, and any future debt agreements we may enter into may contain, certain financial tests and other covenants that limit our ability to incur indebtedness, acquire other businesses, and any such future debt agreements may impose various other restrictions. Our ability to comply with financial tests may be adversely affected by changes in economic or business conditions beyond our control, and these covenants may limit our ability to take advantage of potential business opportunities as they arise. We cannot be certain that we will be able to comply with the financial tests and other covenants, or, if we fail to do so, that we will be able to obtain waivers or amended terms from our lenders. An uncured default with respect to one or more of the covenants could result in the amounts outstanding being declared immediately due and payable, which may also trigger an obligation to redeem our outstanding debt securities and repay all other outstanding indebtedness. Any such acceleration of our indebtedness would have a material and adverse effect on our business, financial condition, and results of operations.
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
Changes in our tax rates or exposure to additional income tax liability could impact our profitability and management projections, estimates, and judgments, particularly with respect to reserves for litigation, deferred tax assets, and the fair market value of certain assets and liabilities, may be inaccurate and not be indicative of our future performance.
Our management team is required to use certain estimates in preparing our financial statements, including accounting estimates to determine reserves related to litigation, deferred tax assets, and the fair market value of certain assets and liabilities. Certain asset and liability valuations are subject to management’s judgment and actual results are influenced by factors outside our control.
We are required to maintain a valuation allowance for deferred tax assets and record a charge to income if we determine, based on evidence available at the time the determination is made, that it is more likely than not some portion or all of the deferred tax assets will not be realized. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The use of different estimates can result in changes in the amount of deferred taxes recognized, which can result in earnings volatility because such changes are reported in current period earnings. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14 to the Consolidated Financial Statements, contained in this Annual Report on Form 10-K, for additional discussion of our deferred taxes. Item 3 - Legal Proceedings and in Part II, Item 8, Financial Statements and Supplementary Data, Note 18 to the Consolidated Financial Statements, contained in this Annual Report on Form 10-K, for additional discussion related to relating to legal proceedings and compliance risks
Legal, Tax, and Regulatory Risks
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

Violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws and other foreign governmental regulations, could result in fines, penalties, and criminal sanctions against the Company, its officers, or both and could have a material and adverse effect on our business.
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
Government actions in the United States or other countries where we have a higher concentration of business may change tax policy, trade policy, or enact other legislation that could create an unfavorable environment for the Company, making it more difficult to compete or adversely impact our operating results.
The United States-Mexico-Canada Trade Agreement (“USMCA”) and certain other international trade agreements could affect our business, financial condition, and results of operations.
On July 1, 2020, the USMCA became effective, replacing the North American Free Trade Agreement. It is uncertain how the USMCA will impact foreign trade and our international operations. Potential material modifications to USMCA, or certain other international trade agreements, including with respect to the modification of trade agreements with or among the E.U. and the U.K., may have a material adverse effect on our business, financial condition, and results of operations.
International Risks
A portion of our sales are derived from our international operations, which expose us to certain risks inherent in doing business on an international level.
Doing business outside the United States subjects the Company to various risks, including changing economic and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts, and unexpected changes in U.S. and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments, and taxation. Increasing sales to foreign countries, including Canada, China, India, Mexico, the U.K., and countries within the E.U., expose the Company to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have little control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, be unable to alter our business practices in time to avoid the adverse effect of any of these possible changes.
Changes in exchange rates for foreign currencies may reduce international demand for our products or increase our labor or supply costs in non-U.S. markets. Fluctuations in the relative values of the U.S. dollar, Canadian dollar, British pound, and Euro may result in volatile earnings that reflect exchange rate translation in our Canadian and European sales and operations. If the U.S. dollar strengthens in value as compared to the value of the Canadian dollar, British pound, or Euro, our reported earnings in dollars from sales in those currencies will be unfavorable. Conversely, a favorable result will be reported if the U.S. dollar weakens in value as compared to the value of the Canadian dollar, British pound, or Euro.

Economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union could adversely affect our business.
Pursuant to a June 2016 referendum, the U.K. left the E.U. on January 31, 2020, commonly referred to as “Brexit.” The U.K. government and the E.U. operated under a transitional arrangement that expired on December 31, 2020. The EU-UK Trade and Cooperation Agreement was agreed in principle and became provisionally operative on January 1, 2021 and terms of this new relationship between the U.K. and the E.U. remains subject to uncertainties. There has been volatility in currency exchange rate fluctuations between the U.S. dollar relative to the British pound, which could continue. The withdrawal of the U.K. from the E.U. has also created market volatility and could continue to contribute to instability in global financial and foreign exchange markets, political institutions, and regulatory agencies as negotiations of trade deals between the U.K. and the E.U., and also between the U.K. and other countries, possibly including the U.S., occur during the near future. Brexit is an unprecedented event, and, accordingly, it is unclear what long-term economic, financial, trade, and legal effects will result.
The majority of our U.K. operations are heavily concentrated within the U.K. borders; however, this could adversely affect the future growth of our U.K. operations into other European locations. Our U.K. operations represented approximately 9%, 9%, and 11% of our total revenue for the years ended December 31, 2020, 2019, and 2018, respectively. During the years ended December 31, 2020, 2019, and 2018, less than 1% of our consolidated net revenue was from the U.K. operation’s sales exported to E.U. members.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The location and general description of the principal properties that are owned or leased by L.B. Foster Company, together with the segment of the Company’s business using such properties, are set forth in the following table:

Location	Function	Acres	Business Segment	Lease Expiration
Bedford, PA	Bridge component fabricating plant	16	Infrastructure Solutions	Owned
Birmingham, AL	Protective coatings facility	32	Infrastructure Solutions	2022
Burnaby, BC, Canada	Friction management products plant	N/A	Rail Technologies and Services	2021
Columbia City, IN	Rail processing facility and yard storage	22	Rail Technologies and Services	Owned
Hillsboro, TX	Precast concrete facility	9	Infrastructure Solutions	Owned
Magnolia, TX	Threading facility	34	Infrastructure Solutions	Owned
Nampa, ID	Precast concrete facility	12	Infrastructure Solutions	2029
Niles, OH	Rail fabrication, friction management products, and yard storage	35	Rail Technologies and Services	Owned
Petersburg, VA	Piling storage facility	35	Infrastructure Solutions	Owned
Pueblo, CO	Rail joint manufacturing facility	9	Rail Technologies and Services	Owned
Saint-Jean-sur-Richelieu, QC, Canada	Rail anchors and track spikes manufacturing plant	17	Rail Technologies and Services	Owned
Sheffield, United Kingdom	Track component and friction management products facility	N/A	Rail Technologies and Services	2030
Spokane, WA	Concrete tie plant	13	Rail Technologies and Services	2020
Waverly, WV	Precast concrete facility	85	Infrastructure Solutions	Owned
Willis, TX	Protective coatings facility	16	Infrastructure Solutions	Owned
Willis, TX	Measurement services facility	13	Infrastructure Solutions	Owned
Included in the table above are certain facilities leased by the Company for which there is no acreage included in the lease. For these properties a “N/A” has been included in the “Acres” column.

Including the properties listed above, the Company has a total of 17 sales offices, including its headquarters in Pittsburgh, PA, and 22 warehouses, plants, and yard facilities located throughout the United States, Canada, and Europe. The Company’s facilities are in good condition and suitable for the Company’s business as currently conducted and as currently planned to be conducted.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(Dollars in thousands, except share data unless otherwise noted)
Stock Market Information
The Company had 299 common shareholders of record on February 24, 2021. The number of record holders does not include stockholders who are beneficial owners but whose shares are held in “street name” by brokers and other nominees or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. Common stock is traded on the NASDAQ Global Select Market under the symbol: FSTR.
Dividends
During 2020, 2019, and 2018 the Company did not declare any quarterly dividends.
The Company’s April 30, 2019 credit facility, and as amended, permits it to pay dividends and distributions and to make redemptions with respect to its stock providing no event of default or potential default (as defined in the facility agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption.
Performance Graph
(In whole dollars)
The Company’s 2020 peer group (“2020 Peer Group”), which is compromised of companies that we believe have comparable characteristics and are in the same industry or line-of-business, consists of Alamo Group, Inc., Ampco-Pittsburgh Corporation, CIRCOR International, Inc., Columbus McKinnon Corporation, Gibraltar Industries, Inc., Hawkins, Inc., Haynes International, Inc., Houston Wire & Cable Company, Insteel Industries Inc., Lindsay Corporation, Lydall Inc., Manitex International, Inc., NN Inc., Orion Group Holdings, Inc., Quanex Building Products Corporation, Raven Industries Inc., Sterling Construction Co. Inc., and The Gorman-Rupp Company.
The following tables compare total shareholder returns for the Company over the last five years to the NASDAQ Composite Index and the 2020 Peer Group assuming a $100 investment made on December 31, 2015. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/15	12/16	12/17	12/18	12/19	12/20
L.B. Foster Company	$100.00	$100.46	$200.54	$117.44	$143.15	$111.17
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
2020 Peer Group	100.00	141.27	148.26	114.93	144.37	159.67
Securities Authorized for Issuance Under Equity Compensation Plans
Under the 2006 Omnibus Incentive Plan, from May 2006 through May 2017, non-employee directors were automatically awarded fully-vested shares of the Company’s common stock as determined by the Board of Directors (“Board”) at each annual shareholder meeting at which such non-employee director is elected or re-elected. Since May 2018, the non-employee directors have received annual awards of forfeitable restricted shares subject to a one-year vesting requirement. During 2020, pursuant to the 2006 Omnibus Incentive Plan, the Company issued approximately 50,000 shares of the Company’s common stock for the annual non-employee director equity award, which shares vest on the one-year anniversary of the date of grant. Commencing in 2020, in addition to the annual restricted stock award, those non-employee directors serving on the Board Strategy Committee have been awarded restricted shares on an annual basis subject to a one-year vesting requirement. During 2020, there were no non-employee directors who elected the option to receive fully-vested shares of the Company’s common stock in lieu of director cash compensation. Through December 31, 2020, there were approximately 216,000 fully vested shares issued under the 2006 Omnibus Incentive Plan to non-employee directors. During the quarter ended June 30, 2017, the Nomination and Governance Committee and Board of Directors jointly approved the Deferred Compensation Plan for Non-Employee Directors under the 2006 Omnibus Incentive Plan, which permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board. As of December 31, 2020, approximately 66,000 deferred share units were allotted to the accounts of non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.

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
With respect to awards made prior to December 31, 2016, the Company will withhold or employees may tender shares of restricted stock when issued to pay for withholding taxes. Since 2017, the Company has withheld shares of restricted stock for satisfaction of tax withholding obligations. During 2020, 2019, and 2018, the Company withheld 95,285, 34,198, and 11,445 shares, respectively, for this purpose. The values of the shares withheld were $1,665, $621, and $316 in 2020, 2019, and 2018, respectively.
Issuer Purchases of Equity Securities
The Company’s purchases of equity securities for the three months ended December 31, 2020 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2020 - October 31, 2020	356	$13.98	—	$—
November 1, 2020 - November 30, 2020	—	—	—	—
December 1, 2020 - December 31, 2020	—	—	—	—
Total	356	$19.67	—	$—
1.Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
ITEM 6. SELECTED FINANCIAL DATA
Omitted pursuant to amendments to Item 301 of Regulation S-K effective February 10, 2021.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except share data unless otherwise noted)
Executive Level Overview
2020 Developments and 2021 Outlook
During 2020, the Company:
•Produced net sales of $497,411, a decrease of $119,017, or 19.3% from 2019;
•Increased backlog(a) by 8.4% over the prior year end to $248,232, despite new orders(a) decreasing by 16.3%;
•Generated net income from continuing operations of $25,823, or $2.42 per diluted share;
•Divested the IOS Test and Inspection Services business from the Infrastructure Solutions segment, resulting in the recognition of an income tax benefit of $15,840 in continuing operations;
•Reported adjusted EBITDA(b) (earnings before interest, taxes, depreciation, amortization, and certain expenses) of $31,993;
•Effectively managed working capital levels, resulting in $20,549 of net cash provided by operating activities;
•Reduced borrowings by $13,114, or 22.6%, to $45,024, resulting in net debt(b) of $37,460;
•Successfully implemented cost containment programs, including in response to the COVID-19 pandemic, resulting in $8,880 decline year over year in selling and administrative expense;
•Amended the Company’s credit agreement, resulting in the termination of its term loan outstanding of $22,500 and a decrease in the maximum capacity of its revolver from $140,000 to $115,000 as of December 31, 2020;
•Continued operations during the COVID-19 pandemic while minimizing any business interruptions and addressing safety concerns of our employees and customers through implementation of our Pandemic Action Plan which includes measures such as enhanced disinfecting, temperature screenings, social distancing, telework, wearing masks, limiting access to facilities to only essential third parties, and adhering to travel and quarantine recommendations issued by the U.S. Centers for Disease Control and various national, state, provincial, and local departments of health where our facilities are located.
•Completed the relocation of the CXT Concrete Buildings facility from Spokane, WA to Boise, ID; and
•Realigned the Company’s operating segments under two senior business leaders to provide clear line of sight around the opportunities for growth and asset leverage in each of the two segments.

(a) The Company defines new orders as a contractual agreement between the Company and a third-party in which the Company will, or has the ability to, satisfy the performance obligations of the promised products or services under the terms of the agreement. The Company defines backlog as contractual commitments to customers for which the Company’s performance obligations have not been met, including with respect to new orders and contracts for which the Company has not begun any performance. Management utilizes new orders and backlog to evaluate the health of the industries in which the Company operates, the Company’s current and future results of operations and financial prospects, and strategies for business development. The Company believes that new orders and backlog are useful to investors as supplemental metrics by which to measure the Company’s current performance and prospective results of operations and financial performance. The Company defines its book-to-bill ratio as new orders divided by revenue. Management uses the book-to-bill key performance indicator as a monitoring metric for the levels of backlog a business unit is building (greater than 1.0) or consuming (less than 1.0), which may provide management and investors an indication of current market activity.

(b) The following tables display reconciliations of non-GAAP financial measures for the years ended December 31, 2020, 2019, and 2018. EBITDA is a financial metric utilized by management to evaluate the Company’s performance on a comparable basis. The Company believes that EBITDA is useful to investors as a supplemental way to evaluate the ongoing operations of the Company’s business as EBITDA enhances investors’ ability to compare historical periods as it adjusts for the impact of financing methods, tax law and strategy changes, and depreciation and amortization. In addition, EBITDA is a financial measurement that management and the Company’s Board of Directors use in their financial and operational decision-making and in the determination of certain compensation programs. Adjusted EBITDA includes certain adjustments to EBITDA. In 2020, the Company made adjustments to exclude the impact of relocation and restructuring costs and the proceeds from an unconsolidated partnership. In 2019, the Company made adjustments to exclude the U.S. defined benefit plan settlements, costs associated with relocation and closure activities, including nonoperational start-up costs related to the Boise, ID facility. The Company views net debt, which is total debt less cash and cash equivalents, as an important metric of the operational and financial health of the organization and useful to investors as an indicator of our ability to incur additional debt and to service our existing debt. Non-GAAP financial measures are not a substitute for GAAP financial results and should only be considered in conjunction with the Company’s financial information that is presented in accordance with GAAP. Quantitative reconciliations of EBITDA and debt to the non-GAAP financial measures are presented below.

	Year Ended December 31,
	2020	2019
Adjusted EBITDA Reconciliation
Income from continuing operations	$25,823	$47,974
Interest expense, net	3,761	4,911
Income tax benefit	(11,841)	(23,835)
Depreciation	7,850	7,944
Amortization	5,729	6,445
Total EBITDA from continuing operations	31,322	43,439
Relocation and restructuring costs	2,545	1,768
Proceeds from unconsolidated partnership	(1,874)	—
U.S. pension settlement expense	—	2,210
Adjusted EBITDA from continuing operations	$31,993	$47,417

	December 31,	September 30,	December 31,
	2020	2020	2019
Net Debt Reconciliation
Total debt	$45,024	$49,104	$58,152
Less: cash and cash equivalents	(7,564)	(9,311)	(14,178)
Net debt	$37,460	$39,793	$43,974

As a result of the ongoing pandemic, the Company has continued to experience disruptions in supply chains, delays in deliveries to customers, and customer unwillingness to have the Company’s employees work on site where safe distance measures are difficult to follow, as well as general weakness in demand as certain travel and work restrictions continued to be in place in most areas. Most notably, the collapse in oil demand associated with reduced travel resulting from the COVID-19 pandemic, which led to a significant drop in demand for certain products and services offered by our Infrastructure Solutions segment, has persisted. In the rail, transit, friction management, steel construction, and fabricated bridge businesses governmental stay-at-home and work-from-home orders both in the U.S. and globally, particularly in the U.K., have resulted in reduced traffic and demand for our products and services, and many public works projects have been deferred or delayed as a result of pandemic mitigation efforts, adversely impacting our business. The Company anticipates continued disruption at least through the first half of 2021 as various restrictive measures have remained in effect in the major markets we serve. The Company has experienced minimal disruption with its on-premise workforce up to this point, and the Company expects to continue to operate under its pandemic protocols with minimal changes.
The Company’s strong balance sheet should continue to allow the Company to effectively manage operations through the current environment and remain a leading provider of products and services to the global infrastructure markets. During the fourth quarter of 2020, the Company reduced its net debt to $37,460 as of December 31, 2020 from $39,793 as of September 30, 2020, a reduction of $2,333. The Company’s total available funding capacity was $76,838 as of December 31, 2020.
In the fourth quarter of 2020, the Company realigned its operating segments under two senior business leaders to provide clear line of sight around the opportunities for growth and asset leverage in each of the two segments. The Rail Technologies and Services, consisting of businesses previously reported in the former Rail Products and Services segment, reflects the Company’s current focus on serving transit and freight railway operators and related infrastructure. The Company has been evolving from a track components supplier to one that has been introducing solutions that deliver greater benefits to operating efficiency, reducing disruption and improving safety through the deployment of more advanced technology in its solutions. Services have become a greater part of the Company’s offerings as end users look to the Company for expertise in managing more sophisticated systems often coupled with these new technologies. The former Construction Products segment and former Tubular and Energy segment were realigned into the Infrastructure Solutions operating segment, as these businesses collectively provide a variety of products and services for infrastructure markets to support the efficient transportation of people, goods, commodities, and for general civil works, primarily in the United States. Engineering and construction firms and general contractors seek assistance from the Company for design and application engineering help when addressing needs across highway, bridge, ports, railways, heavy civil, marine, water and storm water, agricultural, commercial, and residential projects. The Company’s expertise in fabricated steel, precast concrete, measurement systems and corrosion protection coupled with competencies around managing large complex projects results in custom solutions for each project. Within the product offerings, there is a significant overlap of infrastructure markets, including water, transportation, energy, chemical and fabrication infrastructure markets.

The fourth quarter has historically seen a decline in activity for the Company, but the current year was more severe as sales for the fourth quarter of 2020 declined by 18.2% when compared to the prior year quarter. This contributed to a year-over-year sales decline of 19.3%. Along with the sales decline in the current year, both the Rail Technologies and Services and Infrastructure Solutions segments reported reduced order activity during 2020, as compared to 2019, primarily as a result of the COVID-19 pandemic. However, new order activity did outpace revenue volume for the year, which we consider a favorable indicator for the Company. The book-to-bill ratio for the Rail segment was 1.08 for 2020, which drove the year-over-year increase in backlog of $17,537, or 16.9%. This increase highlights the ongoing spending in the infrastructure markets served by the Rail segment despite pockets of weakness associated with rail and transit traffic volume and transportation related projects and services due to the pandemic. Infrastructure Solutions backlog increased by $1,663 or 1.3% from the prior year despite a $27,643 decline in the Coatings and Measurement business unit, which principally serves the midstream energy markets. The energy market continues to have an unfavorable outlook and the industry expects significant difficulties in funding ongoing development activity that requires the Company’s services. As such, the Company has experienced continued weakness in new order activity in the businesses serving the energy market and is forecasting sales to decline significantly year-over-year for its Coatings and Measurement business unit in 2021.
Despite the significant decrease in revenue year-over-year, and the significant challenges experienced by the midstream energy market focused businesses in 2020, the Company was able to generate a gross margin of 19.1%, a 50 basis point decline from 2019, with the Rail segment reflecting a 20 basis point increase year-over-year to 20.0%. In addition, the Company decreased its selling, general and administrative costs to $73,644, a 10.8% decline from 2019, partially due to cost reduction actions taken during the year. As a result, the Company was able to generate income before taxes from continuing operations of $13,982 in 2020, and after the impact of the tax benefits generated in the IOS Test and Inspection Services divestiture, the Company produced net income from continuing operations of $25,823, or $2.42 per diluted share.
The Rail segment is anticipating further recovery in Rail Technologies, although continued pandemic-related lockdowns in the U.K. may hamper such recovery in the near term. Rail Products bookings were strong in the fourth quarter of 2020, reflecting a $15,064 increase over the third quarter of 2020. As the Company monitors the budget shortfalls incurred by transit operators, projects associated with long-term planning have been moving forward. However, the Company is not expecting a notable improvement in the sales of consumable products until passenger and freight volumes improve.
The 1.3% increase in the Infrastructure Solutions segment backlog as compared to December 31, 2019 resulted from increases in the Fabricated Steel Products and Precast Concrete Products business units. The Fabricated Steel Products division experienced substantial year-over-year increases in backlog of $22,276 as a result of securing several key projects during the year. In particular, the backlog for bridge decking is expected to continue to result in production rates at near capacity levels in 2021. The Precast Concrete Products division continues to benefit from new infrastructure projects in the regions it serves, which is reflected in a year-over-year backlog increase of $7,030. While this business often depends on municipal, state, and federal spending that may experience budget pressures, these programs could benefit from continued government spending on infrastructure and economic stimulus efforts related to civil construction projects. Offsetting these increases in the Infrastructure Solutions segment was the reduction in the Coatings and Measurement division’s backlog, which fell by $27,643 from December 31, 2019. This decline is primarily due to Coatings and Measurement’s exposure to the midstream energy market, and the associated weakness in demand for oil in 2020. New orders for Coatings and Measurement reached its lowest point in the fourth quarter of 2020 at $6,057. Current project inquiries lead the Company to believe that the first half of 2021 will improve modestly from this level.
Since the middle of 2019, the upstream energy markets that the Company served have deteriorated as prices of oil and natural gas declined due to weakening demand. This deterioration accelerated as a result of the global COVID-19 pandemic and the associated reduction in demand due to reduced travel and movement of goods throughout the world. As U.S. exploration and production companies have reduced production and implemented spending cuts, demand for much of what the Company did in its upstream oil and gas test and inspection business (“Test and Inspection Services”) had sharply declined. Consequently, the Company did not see a path to earning acceptable returns for the Test and Inspections Services business. As a result, on September 4, 2020, the Company completed the sale of the issued and outstanding membership interests of its Test and Inspection Services business. Proceeds from the sale were $4,000 and resulted in a loss of $10,034, net of tax. As a result of the sale of this business, the Company recognized an aggregate of $18,978 in tax benefits, including tax benefits recognized in discontinued operations, for the year ended December 31, 2020. In addition, the Company anticipates receiving approximately $9,008 in tax refunds within the next year due to extended carryback provisions in the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (“CARES Act”), and the acceleration of existing deferred tax assets related to the sale. The sale represents a strategic shift away from providing services to the upstream oil and gas market. The Company believes that this divestiture also changes the risk profile of the Company by: (a) eliminating dependence on the upstream energy market and the liability associated with serving upstream applications; (b) reducing exposure to a volatile industry that can turn off demand quickly under poor conditions; and (c) avoiding the price and production cyclicality of the global oil market. On a prospective basis, the Company’s Coatings and Measurement business will continue to be focused on core competencies around corrosion protection and measurement systems in midstream pipeline applications, where the market has been much less volatile and tends to have longer term investments and associated backlog compared to upstream activities. The Company has reflected the results of operations of the Test and Inspection Services business as discontinued operations in the Consolidated Financial Statements and recast the Infrastructure Solutions segment results for all periods presented.

In October 2020, during the COVID-19 pandemic, the Company was the subject of a cyber-attack (the “Cybersecurity Event”). Upon becoming aware of the Cybersecurity Event, the Company immediately notified federal law enforcement, acted quickly to take its systems offline, and began assessing the nature of the attack, all as part of its comprehensive response. The Company was able to act quickly to restore normal operations with no material operational, financial, or other impact to the Company. The Company maintains a cyber insurance policy that assisted with risk mitigation of the Cybersecurity Event and any potential future events. As part of the Company’s response, it has implemented enhanced cybersecurity measures across its network. The investigation of the Cybersecurity Event is ongoing with assistance from external cybersecurity, forensics, and legal experts and advisors, and the Company will make any and all appropriate regulatory filings and disclosures once the investigation is complete. While the investigation is ongoing, the Company does not expect any adverse impact on its operations, financial results or performance, or reputation.
Year-to-date Results Comparison
Results of Operations

	Year Ended December 31,		Percent Increase/(Decrease)	Percent of Total Net Sales Year Ended December 31,
	2020	2019	2020 vs. 2019	2020	2019
Net Sales:
Rail Technologies and Services	$276,447	$321,808	(14.1)%	55.6%	52.2%
Infrastructure Solutions	220,964	294,620	(25.0)	44.4	47.8
Total net sales	$497,411	$616,428	(19.3)%	100.0%	100.0%

	Year Ended December 31,		Percent Increase/(Decrease)	Gross Profit Percentage Year Ended December 31,
	2020	2019	2020 vs. 2019	2020	2019
Gross Profit:
Rail Technologies and Services	$55,263	$63,667	(13.2)%	20.0%	19.8%
Infrastructure Solutions	39,743	57,271	(30.6)	18.0	19.4
Total gross profit	$95,006	$120,938	(21.4)%	19.1%	19.6%

	Year Ended December 31,		Percent Increase/(Decrease)	Percent of Total Net Sales Year Ended December 31,
	2020	2019	2020 vs. 2019	2020	2019
Expenses:
Selling and administrative expenses	$73,644	$82,524	(10.8)%	14.8%	13.4%
Amortization expense	5,729	6,445	(11.1)	1.2	1.0
Interest expense - net	3,761	4,911	(23.4)	0.8	0.8
Other (income) expense - net	(2,110)	2,919	(172.3)	(0.4)	0.5
Income from continuing operations before income taxes	$13,982	$24,139	(42.1)%	2.8%	3.9%
Income tax benefit	(11,841)	(23,835)	50.3	(2.4)	(3.9)
Income from continuing operations	$25,823	$47,974	(46.2)%	5.2%	7.8%

Fiscal 2020 Compared to Fiscal 2019 — Company Analysis
Net sales of $497,411 for the year ended December 31, 2020 decreased by $119,017, or 19.3%, compared to the prior year. Both of the reporting segments contributed to the decrease, with Infrastructure Solutions decreasing by 25.0% and Rail Technologies and Services decreasing by 14.1% from the prior year. The sales decline was primarily attributable to the circumstances around the COVID-19 pandemic, resulting in reduced demand in each of the business units within the segments and most severely impacting the Coatings and Measurement business unit, which principally serves the midstream energy market, within the Infrastructure Solutions segment.
Gross profit decreased by $25,932 from the prior year to $95,006 for 2020. This decrease was attributable to both of the segments, with Infrastructure Solutions decreasing by $17,528 and Rail Technologies and Services decreasing by $8,404. Along with the decrease in gross profit, gross profit margin for 2020 was 19.1%, or 50 basis points (“bps”) lower than the prior year. The decrease in the current year margin was due to the Infrastructure Solutions segment, which was impacted by decreased sales volume, primarily within the Coatings and Measurement business unit, that outpaced decreases in expense. The 2020 gross profit margin decline was partially offset by a 20 bps increase in the Rail Technologies and Services segment.
Selling and administrative expenses decreased by $8,880, or 10.8%, from the prior year. The decrease was primarily attributable to decreases in personnel related expenses of $7,149 from the prior year, including a $2,019 decrease in stock-based compensation expense, and a reduction in third-party services of $2,116 compared to the prior year. These decreases were partially offset by an increase in bad debt expense of $441 when compared to the prior year. As a result of the suppressed sales levels in 2020, selling and administrative expenses increased by 140 bps as a percentage of net sales as compared to the prior year.
For the year ended December 31, 2020, the Company recorded expense of $673 related to relocation and closure activities and income of $1,874 from an unconsolidated partnership distribution recorded in “Other (income) expense - net.” Interest expense, net of interest income, for the year ended December 31, 2020 was reduced by $1,150 as a result of the $13,114 reduction in outstanding debt.
The Company’s effective income tax rate for 2020 was (84.7)%, compared to (98.7)% in the prior year period. The Company’s income tax benefit from continuing operations for 2020 included a discrete income tax benefit of $15,840, net of valuation allowance, related to the disposition of the Test and Inspection Services business. During 2019, the Company reversed $29,648 of its valuation allowance previously recorded against U.S. deferred tax assets. The positive evidence considered in evaluating U.S. deferred tax assets included cumulative financial income over the three-year period ended December 31, 2020, as well as the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax. Based on our evaluation, the Company believed it was appropriate to rely on forecasted future taxable income to support its U.S. deferred tax assets. The amount of deferred tax assets considered to be realizable, however, could be adjusted if negative evidence outweighs additional subjective evidence such as our projections for growth.
Net income from continuing operations for the year ended December 31, 2020 was $25,823, or $2.42 per diluted share, compared to net income from continuing operations for the 2019 period of $47,974, or $4.51 per diluted share.
Results of Operations — Segment Analysis
Rail Technologies and Services

	Year Ended December 31,		(Decrease)/Increase	Percent (Decrease)/Increase
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net Sales	$276,447	$321,808	$(45,361)	(14.1)%
Gross Profit	$55,263	$63,667	$(8,404)	(13.2)%
Gross Profit Percentage	20.0%	19.8%	0.2%	1.0%
Segment Profit	$16,321	$19,641	$(3,320)	(16.9)%
Segment Profit Percentage	5.9%	6.1%	(0.2)%	(3.3)%
Rail Technologies and Services segment sales decreased by $45,361, or 14.1%, compared to the prior year. The sales decline was driven almost equally by our Rail Products and Rail Technologies business units, which experienced year-over-year declines of $21,882, or 10.5%, and $23,479, or 20.7%, respectively. The decreases were due primarily to impacts experienced as a result of the pandemic, including: reductions in demand for North American transit projects and friction management consumable products and services as freight and transit rail customer traffic declined, as well as reduced activity levels on the London Crossrail project in the U.K., as the project nears its completion and continues to experience temporary work stoppages due to stay-at-home orders implemented.
Segment gross profit decreased by $8,404, or 13.2%, which was driven by decreases in sales volumes across the segment. The Rail segment gross profit margin increased by 20 bps over the prior year, which is attributable to management’s cost control measures as well as a more favorable product mix of higher margin offerings, especially within the Rail Products business unit. The Rail segment profit for 2020 was $16,321, a segment profit margin of 5.9%, compared to $19,641, and a margin of 6.1% for 2019.
During 2020, the new orders within the Rail Technologies and Services segment decreased by 10.7% when compared to the prior year. Each of the business units within the segment had decreases in new orders compared to 2019, which were primarily related to declines in order activity for global transit projects, friction management consumables, and on-track services. Despite the decline in new orders, backlog increased by 16.9% compared to the prior year, ending 2020 at $121,231, which illustrates expected future spending in markets served despite challenges faced in the current year.
Infrastructure Solutions
On September 4, 2020, we sold our Test and Inspection Service business to an unrelated third party buyer. Proceeds from the sale were $4,000 and resulted in a loss of $10,034 net of tax. The sale represents a strategic shift away from providing services to the upstream oil and gas market. We believe that this divestiture also changes the risk profile of our Company by (a) eliminating dependence on the upstream energy market and the liability associated with serving upstream applications; (b) reducing exposure to a volatile industry that can turn off demand quickly under poor conditions; and (c) avoiding the price and production cyclicality of the global oil market. On a prospective basis, our Coatings and Measurement businesses will continue to be focused on core competencies around corrosion protection and measurement systems in midstream pipeline applications, where the market has been much less volatile and tends to have longer term investments and associated backlog compared to upstream activities. We have reflected the results of operations of the Test and Inspection Services business as discontinued operations in our Consolidated Financial Statements and recast the segment results for all periods presented.

	Year Ended December 31,		Decrease	Percent Decrease
	2020	2019	2020 vs. 2019	2020 vs. 2019
Net Sales	$220,964	$294,620	$(73,656)	(25.0)%
Gross Profit	$39,743	$57,271	$(17,528)	(30.6)%
Gross Profit Percentage	18.0%	19.4%	(1.5)%	(7.5)%
Segment Profit	$8,250	$23,615	$(15,365)	(65.1)%
Segment Profit Percentage	3.7%	8.0%	(4.3)%	(53.4)%
The Infrastructure Solutions segment sales decreased by $73,656, or 25.0%, compared to the prior year, which was attributable to each of the business units within the segment. Coatings and Measurement experienced a sales decrease of 35.6%, primarily due to the pandemic-related deteriorated oil and gas market conditions in addition to already weakened demand for crude oil. The Fabricated Steel Products sales decrease of 25.1% was primarily driven by the completion of the Port Everglades project in 2019 without a comparably sized project in 2020. The Precast Concrete Products sales decline of 7.5% was primarily attributable to down time as a result of the move to the new precast concrete facility in Boise, ID.
The Infrastructure Solutions segment gross profit decreased by $17,528, or 30.6%, compared to the prior year. The gross profit decrease was primarily due to depressed sales volume within the segment and plant inefficiencies during the production ramp-up of the new precast concrete facility in Boise, ID. The aforementioned items also contributed to a 150 bps reduction in gross profit margin for the segment. The segment profit of $8,250 decreased by $15,365 compared to the prior year to 3.7% of net sales. Included within segment profit for 2020 and 2019 are relocation and closure costs of $673 and $1,768, respectively, related to our closure of the Spokane, WA concrete building facility and subsequent relocation of operations to Boise, ID, which was completed during the first quarter of 2020. This relocation is part of an initiative to focus on regional growth opportunities and logistical savings associated with a more centralized location closer to the Company’s existing and prospective customer base.
For 2020, the Infrastructure Solutions segment had a 22.5% decrease in new orders compared to the prior year period. This decrease was primarily attributable to the Coatings and Measurement business unit. The segment’s backlog as of December 31, 2020 was $127,001, a 1.3% increase compared to the prior year end.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated by operations, and the available capacity under our revolving credit facility, which provides for a total commitment of up to $115,000, of which $69,274 was available for borrowing as of December 31, 2020. Our primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, payments related to the Union Pacific Railroad Settlement, tax obligations, and outstanding purchase obligations. Our total debt was $45,024 and $58,152 as of December 31, 2020 and December 31, 2019, respectively, and was primarily comprised of borrowings under our revolving credit facility.
The following table reflects our available funding capacity as of December 31, 2020:

	December 31, 2020
Cash and cash equivalents		$7,564
Credit agreement:
Total availability under the credit agreement	$115,000
Outstanding borrowings on revolving credit facility	(44,777)
Letters of credit outstanding	(949)
Net availability under the revolving credit facility		69,274
Total available funding capacity		$76,838
Our cash flows are impacted from period to period by fluctuations in working capital. While we place an emphasis on working capital management in our operations, factors such as our contract mix, commercial terms, days sales outstanding (“DSO”), and market conditions as well as seasonality may impact our working capital. We regularly assess our receivables for collectability, and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of December 31, 2020, but adverse changes in the economic environment, including further deterioration of demand for crude oil and natural gas in the energy markets, and adverse financial conditions of our customers resulting from, among other things, the COVID-19 pandemic, may impact certain of our customers’ ability to access capital and compensate us for our products and services, as well as impact demand for our products and services.

The change in cash and cash equivalents for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Net cash provided by continuing operating activities	$20,549	$26,242	$26,536
Net cash (used in) provided by continuing investing activities	(10,319)	(5,096)	3,761
Net cash used in continuing financing activities	(15,277)	(18,209)	(55,337)
Effect of exchange rate changes on cash and cash equivalents	(195)	525	(308)
Net cash (used in) provided by discontinued operations	(1,372)	434	(2,048)
Net (decrease) increase in cash and cash equivalents	$(6,614)	$3,896	$(27,396)
Cash Flows from Operating Activities
During the year ended December 31, 2020, net cash provided by operating activities was $20,549, compared to $26,242 during the prior year period. For the year ended December 31, 2020, income and adjustments to income from continuing operating activities provided $36,521, compared to $37,216 in 2019. Working capital and other assets and liabilities, used $15,972 in the current period compared to $10,974 during 2019, including payments of $8,000 and $10,000, in 2020 and 2019, respectively, related to the Union Pacific Railroad Concrete Tie Settlement.
The Company’s calculation of days sales outstanding was 51 days as of December 31, 2020 compared to 49 days as of December 31, 2019. We believe our receivables portfolio is strong.
Cash Flows from Investing Activities
For the year ended December 31, 2020, the Company had capital expenditures of $9,179, a $3,153 increase from 2019. The current year expenditures were primarily related to plant expansions and a plant relocation within our Infrastructure Solutions segment, the purchase of a continuous welded rail car and unloader within our Rail Technologies and Services segment, and general plant and operational improvements throughout the Company. The capital expenditures during 2019 related to a plant expansion within our Infrastructure Solutions segment, progress payments towards the purchase of a continuous welded rail car and unloader within our Rail Technologies and Services segment, and general plant and operational improvements. The Company received proceeds of $16 from the sale of assets during the year ended December 31, 2020, compared to $930 in 2019. The prior year proceeds were primarily attributable to the sale of land and improvements in Castle Rock, CO. Cash used in investing activities for 2020 also includes cash paid of $1,156 for the asset acquisition of LarKen Precast, LLC in Boise, Idaho to expand our precast concrete offerings in that region.
Cash Flows from Financing Activities
The Company reduced its outstanding debt by $13,114 during the year ended December 31, 2020, primarily from operational cash flows, net proceeds from the sale of the Test and Inspection Services business, and excess international cash repatriation. During the year ended December 31, 2019, the Company reduced outstanding debt by $2,584, primarily utilizing proceeds from operational cash flows and the sale of non-core assets. During the years ended December 31, 2020 and 2019, the Company paid financing fees of $498 and $836, respectively, related to its amended credit facility agreements. For the years ended December 31, 2020 and 2019, the Company repurchased 95,285 and 34,198 shares of its stock, respectively, for $1,665 and $621, respectively. These shares were withheld from employees to pay their withholding taxes in connection with the vesting of stock awards.
Financial Condition
The Company generated $20,549 from cash flows from operations during 2020, which was primarily utilized to make payments against our outstanding debt and to fund capital expenditures. As of December 31, 2020, we had $7,564 in cash and cash equivalents and $69,274 of availability under our revolving credit facility.
Our principal uses of cash in recent years have been to fund our operations, including capital expenditures, and to service our indebtedness. We view our short and long-term liquidity as being dependent on our results of operations, changes in working capital and our borrowing capacity. As of December 31, 2020, our current ratio, which we define as current assets divided by current liabilities, was 2.05.
Non-domestic cash balances of $6,995 are held in various locations throughout the world. Management determined that should the cash balances of our Canadian and U.K. subsidiaries exceed our projected working capital needs, excess funds will be repatriated. The Company repatriated $5,387 of excess cash during 2020.
On June 26, 2020, we entered into an amendment to our credit agreement (as amended, “First Amendment”) that reduced the total commitments under the revolving credit facility to $120,000 from $140,000. The First Amendment requires additional $5,000 annual reductions to the revolving credit facility capacity beginning on December 31, 2020 through the maturity of the facility on April 30, 2024. As a result, the revolving credit facility has $115,000 of total capacity as of December 31, 2020. In addition, the First Amendment terminated the existing term loan by drawing on the revolving credit facility. Borrowings under the First Amendment continue to bear interest rates based upon either the base rate or Euro-rate plus applicable margins. However, the First Amendment increased the applicable margins on the interest rates, and implemented an interest rate floor of 100 basis points. The First Amendment also modified the covenants associated with the credit agreement. For a discussion of the terms and availability of the Company’s credit facilities, please see Part II, Item 8, Financial Statements and Supplementary Data, Note 10 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.
As of December 31, 2020, the Company was in compliance with the covenants in the Amended Credit Agreement.
To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017 at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. As of December 31, 2020 and December 31, 2019, the swap liability was $1,097 and $480, respectively. The Company continues to monitor the impact of the dissolution of LIBOR and its effect on our LIBOR-based interest rate swaps.
On September 4, 2020, the Company sold its Test and Inspection Services business for gross proceeds of $4,000. As a result of this divestiture, the Company has reclassified the results of this business into discontinued operations. Due to the sale of this business, the Company recognized approximately $18,978 in tax benefits, including tax benefits recognized in discontinued operations, for the year ended December 31, 2020. In addition, the Company anticipates receiving approximately $9,008 in tax refunds within the next year due to extended carryback provisions in the CARES Act and the acceleration of existing deferred tax assets related to the sale. For additional information regarding the Test and Inspection Services sale, please refer to Note 3 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.
We believe that the combination of our cash and cash equivalents, cash generated from operations and the capacity under our revolving credit facility will provide us with sufficient liquidity to provide the flexibility to operate the business in a prudent manner, enable us to continue to service our outstanding debt and to selectively pursue accretive bolt-on acquisitions to augment our core service offerings.
Backlog
Although backlog is not necessarily indicative of future operating results, the following table provides the backlog by business segment:

	December 31,
	2020	2019	2018
Rail Technologies and Services	$121,231	$103,694	$97,447
Infrastructure Solutions	127,001	125,338	120,681
Total backlog	$248,232	$229,032	$218,128
While a considerable portion of our business is backlog driven, certain businesses, including the Rail Technologies business unit, are not driven by backlog and therefore have insignificant levels of backlog throughout the year.
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
Income Taxes - The recognition of deferred tax assets requires management to make judgments regarding the future realization of these assets. As prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. This guidance requires management to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. The determination of whether the positive evidence outweighs the negative evidence and quantification of the valuation allowance requires management to make estimates and judgments of future financial results.
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
The Company’s income tax rate is significantly affected by the tax rate on global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside of the United States. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. There has been no material changes in the underlying assumptions and estimates used in these calculations in the relevant period.
Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 14 which is incorporated by reference into this Item 7, for additional information regarding the Company’s deferred tax assets. The Company’s ability to realize these tax benefits may affect the Company’s reported income tax expense and net income.
Revenue Recognition - We account for revenue in accordance with the ASC 606, “Revenue from Contracts with Customers,” whereby the unit of account is a performance obligation. The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time. The Company recognizes revenue at the point in time at which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer, and revenue is not recognized until the customer has received the products at its physical location.
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
Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. The Company estimates profit on these long-term agreements as the difference between total estimated revenues and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, cost and availability of materials, and timing of funding by customers. The nature of these long-term agreements may give rise to several types of variable considerations, such as claims, awards, and incentive fees. Historically, these amounts of variable consideration have not been considered significant. Contract estimates may include additional revenue for submitted contract modifications if there exists an enforceable right to the modification, the amount can be reasonably estimated, and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at that time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. As significant changes in the above estimates could impact the timing and amount of revenue and profitability of our long-term contracts, we review and update contract-related estimates regularly. In the event a contract loss becomes known, the entire amount of the estimated loss is recognized in the Consolidated Statements of Operations. There has been no material changes in the underlying assumptions and estimates used in these calculations in the relevant period.
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
The Company considers historical experience and available information at the time the fair values of its reporting units are estimated. The Company believes the estimates and assumptions used in estimating the fair value of its reporting units are reasonable and appropriate; however, different assumptions and estimates could materially impact the estimated fair value of its reporting units and the resulting determinations about goodwill impairment. This could materially impact the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets. There has been no material changes in the underlying assumptions and estimates used in these calculations in the relevant period. Future estimates may differ materially from current estimates and assumptions.
Additional information concerning the impairments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 4 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 7.
Intangible Assets and Long-Lived Assets - The Company tests intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted future cash flows of the asset or asset group to their carrying amount. If the carrying value of the assets exceeds their estimated undiscounted future cash flows, an impairment loss would be determined as the difference between the fair value of the assets and its carrying value. Typically, the fair value of the assets would be determined using a discounted cash flow model which would be sensitive to judgments of what constitutes an asset group and certain assumptions such as estimated future financial performance, discount rates, and other assumptions that marketplace participants would use in their estimates of fair value. There has been no material changes in the underlying assumptions and estimates used in these calculations in the relevant period. The accounting estimate related to asset impairments is highly susceptible to change from period to period because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years. These assumptions impact the amount of an impairment, which would have an impact on the Consolidated Statements of Operations.
Additional information concerning the impairments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 4 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 7.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(Dollars in thousands)
Interest Rate Risk
In the ordinary course of business, the Company is exposed to interest rate risks that may adversely affect funding costs associated with its variable-rate debt. To reduce the impact of interest rate changes on a portion of this variable-rate debt, the Company entered into forward starting interest rate swap agreements, which effectively convert a portion of the debt from a variable to a fixed-rate borrowing during the term of the swap contracts. See Part II, Item 8, Financial Statements and Supplementary Data, Note 18, to the Consolidated Financial Statements included herein, for additional information.
For the year ended December 31, 2020, a 1% change in the interest rate for variable rate debt would have increased or decreased interest expense by approximately $905.
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
The Company has entered into three forward starting LIBOR-based interest rate swap agreements with notional values totaling $50,000. At December 31, 2020 and 2019, the interest rate swap liability was $1,097 and $480, respectively.
Foreign Currency Exchange Rate Risk
The Company is subject to exposures to changes in foreign currency exchange rates. The Company may manage its exposure to changes in foreign currency exchange rates on firm sale and purchase commitments by entering into foreign currency forward contracts. The Company’s risk management objective is to reduce its exposure to the effects of changes in exchange rates on these transactions over the duration of the transactions. The Company did not engage in foreign currency hedging transactions during the three-year period ended December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of L.B. Foster Company and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition – contract estimates to complete
Description of the Matter
As explained in Notes 1 and 4 to the consolidated financial statements, revenue is recognized when the Company satisfies its performance obligations under a contract. The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Accounting for these long-term agreements involves the use of various techniques to estimate total revenues and costs. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, cost and availability of materials, and timing of funding by customers. Significant changes in the above estimates could impact the timing and amount of revenue and profitability of the Company’s long-term contracts.

Auditing these estimates requires subjective auditor judgment because of the significant management judgment necessary to develop the estimated total project costs and labor costs at completion due to the size and identified risks for each contract.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of relevant internal controls over the Company’s process relating to the determination of estimates for long-term projects. For example, we evaluated the design and tested the operating effectiveness of controls over management’s review of the current status of long-term projects, accumulation of costs incurred and costs remaining to complete.

To test the total estimates to complete for contracts, our audit procedures included, among others, obtaining an understanding of the contract, evaluating the consistency of estimated costs with the initial budget, and comparing the composition of costs to date with the composition of the costs in the estimates to complete for a sample of contracts. We also performed a retrospective review of management’s cost estimates for a sample of completed contracts by comparing initial estimates with the actual historical data to assess management’s ability to estimate.

Income Tax – valuation allowances on deferred tax assets
Description of the Matter
As explained in Notes 1 and 14 to the consolidated financial statements, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company makes judgments regarding the future realization of deferred tax assets and a valuation allowance must be provided for those assets which it is more likely than not (a likelihood of more than 50%) that some portion or all of the assets will not be realized. The Company evaluates positive and negative evidence regarding the recoverability of deferred tax assets. The determination of whether the positive evidence outweighs the negative evidence and the quantification of the valuation allowance requires the Company to make estimates and judgments of future financial results. At December 31, 2020, the Company had total deferred tax assets of $47.1 million, net of $1.5 million of valuation allowances.

Auditing the Company’s assertion that it was more likely than not that the deferred tax assets would be realized and the related measurement of the valuation allowance was complex due to the highly judgmental nature of the projections of future sources and amounts of taxable income, which rely on significant assumptions, such as the timing of future reversals of existing temporary differences, assessing the impact of tax planning strategies, and making projections of future taxable income. Certain of these significant assumptions are forward looking and could be materially affected by future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to assess the realizability of the deferred tax assets and measurement of the valuation allowances, including controls over management’s review of the significant assumptions described above.

To test the realizability of the deferred tax assets and measurement of the valuation allowances, our audit procedures included, among others, evaluating the methodologies used, the significant assumptions for each type of evidence discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. For example, as part of our evaluation of management’s significant assumptions, we involved our tax professionals to assist in our evaluation of the relevant tax laws and regulations in the various jurisdictions, including considering whether the estimated future sources of taxable income were of the appropriate character to utilize the deferred tax assets in the relevant time period. We evaluated the cumulative income or loss positions of the Company’s various jurisdictions, assessed management’s model of estimated future reversals of existing temporary differences and evaluated the Company’s forecasts of future profits for the purposes of assessing the reasonableness of the Company’s estimated future taxable income. We also compared the forecast of future taxable income with other forecasted financial information prepared by the Company and performed sensitivity analyses of the significant assumptions to evaluate the changes in realizability of deferred tax assets that would result from changes in the assumptions. In addition, we evaluated the Company’s income tax disclosures related to the matters described above.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990

Pittsburgh, Pennsylvania
March 3, 2021

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$7,564	$14,178
Accounts receivable - net (Note 6)	58,298	73,616
Inventories - net (Note 7)	116,460	118,461
Other current assets	12,997	4,101
Current assets of discontinued operations (Note 3)	—	6,308
Total current assets	195,319	216,664
Property, plant, and equipment - net (Note 8)	62,085	60,435
Operating lease right-of-use assets - net (Note 9)	16,069	11,280
Other assets:
Goodwill (Note 5)	20,340	19,565
Other intangibles - net (Note 5)	36,897	42,113
Deferred tax assets (Note 14)	38,481	19,522
Other assets	1,204	1,119
Other assets of discontinued operations (Note 3)	—	34,473
TOTAL ASSETS	$370,395	$405,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,787	$63,029
Deferred revenue (Note 4)	7,144	8,446
Accrued payroll and employee benefits	9,182	13,194
Current portion of accrued settlement (Note 18)	8,000	8,000
Current maturities of long-term debt (Note 10)	119	2,877
Other accrued liabilities	15,740	15,560
Current liabilities of discontinued operations (Note 3)	330	5,638
Total current liabilities	95,302	116,744
Long-term debt (Note 10)	44,905	55,275
Deferred tax liabilities (Note 14)	4,085	4,751
Long-term portion of accrued settlement (Note 18)	24,000	32,000
Long-term operating lease liabilities (Note 9)	13,516	9,012
Other long-term liabilities	11,757	11,916
Long-term liabilities of discontinued operations (Note 3)	—	5,611
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at December 31, 2020 and December 31, 2019, 11,115,779; shares outstanding at December 31, 2020 and December 31, 2019, 10,563,290 and 10,422,091, respectively (Note 11)	111	111
Paid-in capital	44,583	49,204
Retained earnings	165,107	157,525
Treasury stock - at cost, common stock, shares at December 31, 2020 and December 31, 2019, 552,489 and 693,688, respectively (Note 11)	(12,703)	(16,795)
Accumulated other comprehensive loss (Note 12)	(20,268)	(20,183)
Total stockholders’ equity	176,830	169,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$370,395	$405,171
The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
Sales of goods	$421,307	$505,200	$459,694
Sales of services	76,104	111,228	121,370
Total net sales	497,411	616,428	581,064
Cost of goods sold	344,306	414,461	378,398
Cost of services sold	58,099	81,029	89,198
Total cost of sales	402,405	495,490	467,596
Gross profit	95,006	120,938	113,468
Selling and administrative expenses	73,644	82,524	82,745
Amortization expense (Note 4)	5,729	6,445	6,966
Concrete Tie Settlement expense (Note 18)	—	—	43,400
Interest expense - net	3,761	4,911	6,134
Other (income) expense - net (Note 19)	(2,110)	2,919	(1,208)
Income (loss) from continuing operations before income taxes	13,982	24,139	(24,569)
Income tax (benefit) expense	(11,841)	(23,835)	6,017
Income (loss) from continuing operations	25,823	47,974	(30,586)
Discontinued operations:
Loss from discontinued operations before income taxes	(23,979)	(6,742)	(2,142)
Income tax benefit	(5,738)	(1,336)	(1,560)
Loss from discontinued operations (Note 3)	(18,241)	(5,406)	(582)
Net income (loss)	$7,582	$42,568	$(31,168)
Basic earnings (loss) per common share:
From continuing operations	$2.45	$4.61	$(2.95)
From discontinued operations	(1.73)	(0.52)	(0.06)
Basic earnings (loss) per common share	$0.72	$4.09	$(3.01)
Diluted earnings (loss) per common share:
From continuing operations	$2.42	$4.51	$(2.95)
From discontinued operations	(1.71)	(0.51)	(0.06)
Diluted earnings (loss) per common share (Note 13)	$0.71	$4.00	$(3.01)

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$25,823	$47,974	$(30,586)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	1,500	2,033	(4,405)
Unrealized (loss) gain on cash flow hedges, net of tax benefit of $277, $296, and $0, respectively	(809)	(859)	453
Cash flow hedges reclassified to earnings, net of tax expense of $197, $0, and $0, respectively	273	—	—
Pension and post-retirement benefit plans (expense) benefit, net of tax (benefit) expense of $(325), $523, and $(36), respectively	(1,070)	1,406	(543)
Reclassification of pension liability adjustments to earnings, net of tax expense of $9, $26, and $4, respectively*	21	61	71
Other comprehensive (loss) income	(85)	2,641	(4,424)
Comprehensive income (loss)	$25,738	$50,615	$(35,010)

* Reclassifications out of Accumulated other comprehensive loss for pension obligations are reflected in selling and administrative expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$25,823	$47,974	$(30,586)
Adjustments to reconcile net income (loss) to cash provided by (used in) continuing operating activities:
Deferred income taxes	(4,317)	(30,392)	(1,598)
Depreciation	7,850	7,944	8,066
Amortization	5,729	6,445	6,966
Concrete Tie Settlement expense (Note 18)	—	—	43,400
Equity (income) loss in nonconsolidated investments	(20)	(17)	7
Loss (gain) on sales and disposals of property, plant, and equipment	47	(103)	511
Loss on derivative	273	—	—
Stock-based compensation	1,136	3,155	3,836
Pension settlement	—	2,210	—
Change in operating assets and liabilities:
Accounts receivable	15,722	3,368	(9,654)
Inventories	3,279	6,500	(23,502)
Other current assets	583	1,349	25
Prepaid income tax	(9,108)	437	(249)
Other noncurrent assets	(2,870)	(402)	1,319
Accounts payable	(8,947)	(13,024)	24,726
Deferred revenue	(1,315)	1782	(3,491)
Accrued payroll and employee benefits	(4,085)	1,130	1,637
Accrued settlement	(8,000)	(10,000)	—
Other current liabilities	(4,074)	(998)	5,893
Other liabilities	2,843	(1116)	(770)
Net cash provided by continuing operating activities	20,549	26,242	26,536
Net cash (used in) provided by discontinued operating activities	(3,631)	3,055	(572)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	16	930	2,309
Capital expenditures on property, plant, and equipment	(9,179)	(6,026)	(3,658)
Acquisition	(1,156)	—	—
Proceeds from sale of equity method investment	—	—	3,875
Repayment of revolving line of credit from equity method investment	—	—	1,235
Net cash (used in) provided by continuing investing activities	(10,319)	(5,096)	3,761
Net cash provided by (used in) discontinued investing activities	2,278	(2,584)	(1,513)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(172,892)	(210,286)	(195,202)
Proceeds from debt	159,778	193,534	140,181
Debt issuance costs	(498)	(836)	—
Treasury stock acquisitions	(1,665)	(621)	(316)
Net cash used in continuing financing activities	(15,277)	(18,209)	(55,337)
Net cash (used in) provided by discontinued financing activities	(19)	(37)	37
Effect of exchange rate changes on cash and cash equivalents	(195)	525	(308)
Net (decrease) increase in cash and cash equivalents	(6,614)	3,896	(27,396)
Cash and cash equivalents at beginning of period	14,178	10,282	37,678
Cash and cash equivalents at end of period	$7,564	$14,178	$10,282
Supplemental disclosure of cash flow information:
Interest paid	$3,266	$4,587	$5,577
Income taxes paid	$2,625	$6,513	$4,512
The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In thousands, except share data)
Balance, January 1, 2018	$111	$45,017	$145,797	$(18,662)	$(17,767)	$154,496
Adjustment to adopt ASU 2016-16	—	—	(305)	—	—	(305)
Net loss	—	—	(31,168)	—	—	(31,168)
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	(472)	(472)
Foreign currency translation adjustment	—	—	—	—	(4,405)	(4,405)
Unrealized derivative gain on cash flow hedges	—	—	—	—	453	453
Issuance of 25,431 common shares, net of shares withheld for taxes	—	(813)	—	497	—	(316)
Stock-based compensation and related excess tax benefit	—	3,836	—	—	—	3,836
Balance, December 31, 2018	111	48,040	114,324	(18,165)	(22,191)	122,119
Adjustment to adopt ASU 2018-02	—	—	633	—	(633)	—
Net income	—	—	42,568	—	—	42,568
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	1,467	1,467
Foreign currency translation adjustment	—	—	—	—	2,033	2,033
Unrealized derivative loss on cash flow hedges	—	—	—	—	(859)	(859)
Issuance of 56,084 common shares, net of shares withheld for taxes	—	(1,991)	—	1,370	—	(621)
Stock-based compensation	—	3,155	—	—	—	3,155
Balance, December 31, 2019	111	49,204	157,525	(16,795)	(20,183)	169,862
Net income	—	—	7,582	—	—	7,582
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	(1,049)	(1,049)
Foreign currency translation adjustment	—	—	—	—	1,500	1,500
Unrealized derivative loss on cash flow hedges	—	—	—	—	(809)	(809)
Cash flow hedges reclassified to earnings	—	—	—	—	273	273
Issuance of 141,199 common shares, net of shares withheld for taxes	—	(5,757)	—	4,092	—	(1,665)
Stock-based compensation	—	1,136	—	—	—	1,136
Balance, December 31, 2020	$111	$44,583	$165,107	$(12,703)	$(20,268)	$176,830

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
L.B. Foster Company (“Company”) provides products and services for the rail industry and solutions to support critical infrastructure projects. The Company’s innovative engineering and product development solutions inspire the safety, reliability, and performance of it’s customer’s challenging requirements. The Company maintains locations in North America, Europe, and Asia. The Company is organized and operates in two business segments: Rail Technologies and Services (“Rail”) and Infrastructure Solutions. The Rail segment is comprised of several manufacturing and distribution businesses that provide a variety of products and services for freight and passenger railroads and industrial companies throughout the world. The Infrastructure Solutions segment is composed of precast concrete products, piling, fabricated bridge, protective coating, threading and precision measurement offerings across North America.
Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates, judgements, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and changes in these estimates are recorded when known.
Significant accounting policies
Cash and cash equivalents
The Company considers cash and other instruments with maturities of three months or less when purchased to be cash and cash equivalents. The Company invests available funds in a manner to preserve investment principal and maintain liquidity, while seeking the highest yield available.
Cash and cash equivalents held in non-domestic accounts were $6,995 and $13,660 as of December 31, 2020 and 2019, respectively. Included in non-domestic cash equivalents are investments in bank term deposits of approximately $18 and $17 as of December 31, 2020 and 2019, respectively. The carrying amounts approximated fair value due to the short maturity of the instruments.
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
Property, plant, and equipment
Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of 7 to 40 years for buildings and 2 to 50 years for machinery and equipment. Leasehold improvements are amortized over 7 to 19 years, which represent the lives of the respective leases or the lives of the improvements, whichever is shorter. Depreciation expense is recorded within “Cost of goods sold,” “Cost of services sold,” and “Selling and administrative expenses” on the Consolidated Statements of Operations based upon the particular asset’s use. The Company reviews a long-lived asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recognizes an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no property, plant, and equipment impairments recorded for the years ended December 31, 2020, 2019, and 2018.
Maintenance, repairs, and minor renewals are charged to operations as incurred. Major renewals and betterments that substantially extend the useful life of the property are capitalized at cost. Upon the sale or other disposition of assets, the costs and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in “Other (income) expense - net” in the Consolidated Statements of Operations.
Allowance for doubtful accounts
On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), and all the related amendments using the modified retrospective approach, which did not result in any changes to the previously reported financial information. The updates related to ASU 2016-13 were applied to assets held as of January 1, 2020.

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
The established reserve thresholds to calculate the allowance for credit loss are based on and supported by historic collection patterns and bad debt expense incurred by the Company, as well as the expectation that collection patterns and bad debt expense will continue to adhere to patterns observed in recent years, which was formed based on trends observed as well as current and expected future conditions, including the estimated effects of the COVID-19 pandemic. Management maintains high-quality credit review practices as well as positive customer relationships that further mitigate credit risk. Management monitors and reviews the contributing factors to the Company’s reserve, and makes any appropriate revisions as they become necessary. Reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Consolidated Statements of Operations.
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
The Company’s fourth quarter 2020 annual test included the assessment of a quantitative analysis to determine whether it was more likely than not that the fair value of each reporting unit is less than its carrying value. The quantitative assessment considers fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s quantitative analysis considered and evaluated each of the three traditional approaches to value: the income approach, the market approach, and the asset approach. The Company primarily relied on the discounted cash flow method within the income approach to value the reporting units. There was no goodwill impairment recognized during the years ended December 31, 2020, 2019, and 2018. The Company continues to monitor the recoverability of the long-lived assets associated with certain reporting units of the Company and the long-term financial projections of the businesses. Sustained declines in the markets the Company serves may result in future long-lived asset impairment.
The Company has no indefinite-lived intangible assets. The Company reviews a long-lived intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. All intangible assets are amortized over their estimated useful lives. There were no definite-lived intangible asset impairments during the years ended December 31, 2020, 2019, and 2018.
Environmental remediation and compliance
Environmental remediation costs are accrued when a liability is probable and costs are estimable. Environmental compliance costs, which principally include the disposal of waste generated by routine operations, are expensed as incurred. Capitalized environmental costs, when appropriate, are depreciated over their useful life. Reserves are not reduced by potential claims for recovery and are not discounted. Claims for recovery are recognized as agreements are reached with third parties or as amounts are received. Reserves are periodically reviewed throughout the year and adjusted to reflect current remediation progress, prospective estimates of required activity, and other factors that may be relevant, including changes in technology or regulations. See Note 18 for additional information regarding the Company’s outstanding environmental and litigation reserves.
Revenue recognition
The Company’s revenues are comprised of product and service sales, including products and services provided under long-term agreements with its customers. All revenue is recognized when the Company satisfies its performance obligations under the respective contract, either implicit or explicit, by transferring the promised product or rendering a service to its customer either when or as its customer obtains control of the product or the service is rendered. Deferred revenue consists of customer billings or payments received for which the revenue recognition criteria have not yet been met as well as contract liabilities (billings in excess of costs) on over time contracts. Advance payments from customers typically relate to contracts for which the Company has significantly fulfilled its obligations, but due to the Company’s continuing involvement with the project, revenue is precluded from being recognized until the performance obligation is met for the customer. See Note 4 for additional information.
Product warranty
The Company maintains a current warranty liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales based upon historical experience. For long-lived construction products, a warranty is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims or due to changes in the Company’s historical warranty experience. As of December 31, 2020 and 2019, the product warranty reserve was $1,249 and $1,222, respectively. See Note 18 for additional information regarding the product warranty.

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
Foreign currency translation
The assets and liabilities of the Company’s foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted-average rates of exchange during the year. The translation adjustment is accumulated as a separate component of “Accumulated other comprehensive loss” within its Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in “Other income or expense.” For the years ended December 31, 2020, 2019, and 2018, foreign currency transaction gain of approximately $32, loss of $202, and gain of $483, respectively, were included in “Other (income) expense - net” in the Consolidated Statements of Operations.
Research and development
The Company expenses research and development costs as costs are incurred. For the years ended December 31, 2020, 2019, and 2018, research and development expenses were $2,643, $2,614, and $2,646, respectively, and were principally related to the Company’s friction management and railroad monitoring system products within the Rail segment.
Reclassifications
Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes principally to conform to the presentation in the current year period, including discontinued operations and the change in business segments.
Recently issued accounting guidance
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impacts of the provisions of ASU 2020-04 on its financial condition, results of operations, and cash flows.
Recently adopted accounting guidance
In June 2016, the FASB issued ASU 2016-13. ASU 2016-13 added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses and presents financial assets measured at amortized cost basis at the net amount expected to be collected upon inception. The CECL model applies to trade receivables, other receivables, and most debt instruments. The CECL model does not have a minimum threshold for recognition of impairment losses, and entities must measure expected credit losses on assets that have a low risk of loss. The Company adopted the provisions of ASU 2016-13 on January 1, 2020, using the modified retrospective approach as of the beginning of the period of adoption. In accordance with the standard, the Company evaluated its allowance for credit losses for trade receivables and contract assets, the only assets held by the Company that were included within the scope of the standard. The adoption of ASU 2016-13 had no material effect on the Company’s financial position or results of operations, and no adjustment to Retained earnings as of January 1, 2020 was recorded. The Company has presented the disclosures required by this new standard in Note 6 and Note 7.
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
Note 2. Business Segments
The Company provides products and services for the rail industry and solutions to support critical infrastructure projects. The Company’s innovative engineering and product development solutions inspire the safety, reliability, and performance of it’s customer’s challenging requirements. The Company maintains locations in North America, Europe, and Asia. Effective for the quarter and year ended December 31, 2020, the Company implemented operational changes in how its Chief Operating Decision Maker (“CODM”) manages its businesses, including resource allocation and operating decisions. As a result of these changes, the Company now has two operating segments, representing the individual businesses that are run separately under the new structure. The Company’s new reportable segments are: the Rail Technologies and Services segment and the Infrastructure Solutions segment. The segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred; (b) whose operating results are regularly reviewed by the CODM, who makes decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. Operating segments are evaluated on their segment profit contribution to the Company’s consolidated results. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis.
The Company has restated segment information for the historical periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company’s consolidated statements of income, balance sheets, or statements of cash flows.
The Company markets its products directly in major industrial areas of the United States, Canada, and Europe, primarily through an internal sales force.
The Company’s Rail Technologies and Services segment engineers, manufactures, and assembles friction management products and railway wayside data collection, application systems, railroad condition monitoring systems and equipment, wheel impact load detection systems, management systems, and provides services for these products. The Rail Technologies and Services segment also provides a full line of new and used rail, trackwork, and accessories to railroads, mines, and other customers in the rail industry. In addition, the Rail Technologies and Services segment designs and produces insulated rail joints, power rail, track fasteners, concrete railroad ties, coverboards, and special accessories for mass transit and other rail systems.
The Company’s Infrastructure Solutions segment provides make-to-order solutions that support projects for the transportation, heavy civil, agricultural, energy, commercial, and residential infrastructure markets. In supporting these markets, the Infrastructure Solutions segment sells bridge decking, bridge railing, structural steel fabrications, expansion joints, bridge forms, and other products for highway construction and repair. This segment also sells and rents steel sheet piling, H-bearing pile, and other piling products for foundation and earth retention requirements. In addition, the Infrastructure Solutions segment produces precast concrete buildings and a variety of specialty precast concrete products. Lastly, the Infrastructure Solutions segment provides pipe coatings for oil and gas pipelines and utilities, precision measurement systems for the oil and gas market, and produces threaded pipe products for industrial water well and irrigation markets as well as the oil and gas markets.
The table set forth below illustrates net sales, profit, assets, depreciation/amortization, and expenditures for long-lived assets of the Company by segment. Segment profit from operations includes allocated corporate operating expenses. Operating expenses related to corporate headquarter functions that directly support the segment activity were allocated based on segment headcount, revenue contribution, or activity of the business units within the segments, based on the corporate activity type provided to the segment. The expense allocation excludes certain corporate costs that are separately managed from the segments.
Management believes the allocation of corporate operating expenses provides an accurate presentation of how the segments utilize corporate support activities. This provides the CODM a meaningful segment profitability information to support operating decisions and the allocation of resources.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies found in Note 1.
The operating results and assets of the Company’s operating segments were as follows as of and for the year ended December 31, 2020:

	Net Sales	Segment Profit	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail Technologies and Services	$276,447	$16,321	$161,485	$6,138	$4,599
Infrastructure Solutions	220,964	8,250	137,519	6,084	3,905
Total	$497,411	$24,571	$299,004	$12,222	$8,504

The operating results and assets of the Company’s operating segments were as follows as of and for the year ended December 31, 2019:

	Net Sales	Segment Profit	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail Technologies and Services	$321,808	$19,641	$186,323	$6,469	$2,293
Infrastructure Solutions	294,620	23,615	130,688	6,592	3,381
Total	$616,428	$43,256	$317,011	$13,061	$5,674
The operating results and assets of the Company’s operating segments were as follows as of and for the year ended December 31, 2018:

	Net Sales	Segment Profit	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail Technologies and Services	$319,524	$19,468	$175,704	$6,810	$941
Infrastructure Solutions	261,540	21,587	151,212	6,957	2,415
Total	$581,064	$41,055	$326,916	$13,767	$3,356
During 2020, 2019, and 2018, no single customer accounted for more than 10% of the Company’s consolidated net sales. Sales between segments were immaterial.
Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets to the Company’s consolidated totals are as follows as of and for the years ended December 31:

	2020	2019	2018
Income from Operations:
Total segment profit	$24,571	$43,256	$41,055
Interest expense - net	(3,761)	(4,911)	(6,134)
Other income (expense)	2,298	(2,919)	1,208
Concrete Tie Settlement expense (Note 18)	—	—	(43,400)
Corporate expense and other unallocated charges	(9,126)	(11,287)	(17,298)
Income (loss) before income taxes	$13,982	$24,139	$(24,569)
Assets:
Total segment assets	$299,004	$317,011	$326,916
Unallocated corporate assets and discontinued operations	71,391	88,160	56,333
Assets	$370,395	$405,171	$383,249
Depreciation/Amortization:
Total segment depreciation/amortization	$12,222	$13,061	$13,767
Other	1,357	1,328	1,265
Depreciation/amortization	$13,579	$14,389	$15,032
Expenditures for Long-Lived Assets:
Total segment expenditures for long-lived assets	$8,504	$5,674	$3,356
Other expenditures for long-lived assets	675	352	302
Expenditures for long-lived assets	$9,179	$6,026	$3,658
The following table summarizes the Company’s sales by major geographic region in which the Company had operations for the years ended December 31:

	2020	2019	2018
United States	$398,288	$490,735	$439,002
United Kingdom	44,643	41,879	66,451
Canada	34,498	57,574	42,810
Other	19,982	26,241	32,800
Total net sales	$497,411	$616,428	$581,064

The following table summarizes the Company’s long-lived assets by geographic region as of December 31:

	2020	2019
United States	$57,445	$55,222
Canada	3,011	3,590
United Kingdom	1,617	1,610
Other	12	13
Total property, plant, and equipment - net	$62,085	$60,435
The following table summarizes the Company’s sales by major product and service line for the years ended December 31:

	December 31,
	2020	2019	2018
Rail Products	$186,263	$208,145	$203,054
Rail Technologies	90,184	113,663	116,470
Rail Technologies and Services	276,447	321,808	319,524
Fabricated Steel Products	85,399	114,076	102,246
Precast Concrete Products	63,308	68,410	56,407
Coatings and Measurement	72,257	112,134	102,887
Infrastructure Solutions	220,964	294,620	261,540
Total net sales	$497,411	$616,428	$581,064

Note 3. Discontinued Operations
Since the middle of 2019, the upstream energy markets that the Company served have deteriorated as prices of oil and natural gas declined due to weakening demand. This deterioration accelerated as a result of the global COVID-19 pandemic and the associated reduction in demand for oil due to reduced travel patterns and movement of goods throughout the world. As U.S. exploration and production companies reduced production and implemented spending cuts, demand for much of the Company’s offerings in its upstream test and inspection business (“Test and Inspection Services”) services business had sharply declined. As a result, on September 4, 2020, the Company completed the sale of its upstream oil and gas Test and Inspection Services business. Proceeds from the sale were $4,000 and resulted in a loss of $10,034 net of tax. The Company has reflected the results of operations of the Test and Inspection Services business as discontinued operations in the Consolidated Financial statements for all periods presented. The Test and Inspection Services business was historically included in the legacy Tubular and Energy segment, whose remaining divisions are now included as part of the Infrastructure Solutions segment.
The following table provides the net sales and losses from discontinued operations for the periods presented:

	December 31,
	2020	2019	2018
Net sales	$13,590	$38,629	$45,905
Loss from discontinued operations	(10,807)	(6,742)	(2,142)
Income tax benefit	2,600	1,336	1,560
Loss on the sale of discontinued operations	(13,172)	—	—
Income tax benefit on the sale of discontinued operations	3,138	—	—
Loss from discontinued operations	$(18,241)	$(5,406)	$(582)

The assets and liabilities of the discontinued operations as of December 31, 2019 were as follows:

December 31, 2019
Current assets:
Accounts receivable - net	$4,959
Inventories - net	840
Other current assets	509
Total current assets	6,308
Property, plant, and equipment - net	21,879
Operating lease right-of-use assets - net	1,994
Other assets:
Other intangibles - net	1,401
Deferred tax assets (1)	9,116
Other assets	83
Total assets	$40,781
Current liabilities:
Accounts payable	$3,332
Accrued payroll and employee benefits	902
Current maturities of long-term debt	28
Other accrued liabilities	1,376
Total current liabilities	5,638
Long-term debt	13
Long-term operating lease liabilities	1,256
Other long-term liabilities	4,342
Total liabilities	$11,249

(1) The assets of discontinued operations as of December 31, 2019 included $9,116 attributable to IOS Acquisitions, Inc. As part of the Company’s restructuring activities in the second quarter of 2020, IOS Acquisitions, Inc. was converted to a limited liability company and subsequently treated as a disregarded entity for income tax purposes. As a result of this transaction, the deferred tax assets were not transferred upon the disposition of the Test and Inspection Services business and have been retained by the Company.
Note 4. Revenue
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
The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Over time revenue is primarily comprised of transit infrastructure projects within the Rail segment, and long-term bridge projects within the Fabricated Steel Products division, precast concrete buildings within the Precast Concrete Products division, and custom precision metering systems within the Coatings and Measurement division in the Infrastructure Solutions segment. Revenue from products or services provided to customers over time accounted for 29.4%, 30.3%, and 28.1% of revenue for the years ended December 31, 2020, 2019, and 2018, respectively. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Revenue recognized over time using an input measure was $101,160, $136,014, and $121,919 for the years ended December 31, 2020, 2019, and 2018, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $44,860, $50,761, and $41,334 for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, the Company had contract assets of $37,843 and $37,032, respectively, that were recorded in “Inventories - net” within the Consolidated Balance Sheets. As of December 31, 2020 and 2019, the Company had contract liabilities of $1,324 and $4,472, respectively, that were recorded in “Deferred revenue” within the Consolidated Balance Sheets.
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
The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time, which is inherent in all major product and service categories. Point in time revenue accounted for 70.6%, 69.7%, and 71.9% of revenue for the years ended December 31, 2020, 2019, and 2018, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer upon shipment and revenue is not recognized until the customer has received the products at a designated physical location.
For the years ended December 31, 2020, 2019, and 2018, net sales by the timing of the transfer of goods and services were as follows:

Year Ended December 31, 2020	Rail Technologies and Services	Infrastructure Solutions	Total
Point in time	$212,212	$139,179	$351,391
Over time	64,235	81,785	146,020
Total net sales	$276,447	$220,964	$497,411

Year Ended December 31, 2019	Rail Technologies and Services	Infrastructure Solutions	Total
Point in time	$240,047	$189,606	$429,653
Over time	81,761	105,014	186,775
Total net sales	$321,808	$294,620	$616,428

Year Ended December 31, 2018	Rail Technologies and Services	Infrastructure Solutions	Total
Point in time	$232,814	$184,997	$417,811
Over time	86,710	76,543	163,253
Total net sales	$319,524	$261,540	$581,064
See Note 2 for additional information for the Company’s net sales by major product and service category.
The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets, included in “Inventories - net”), and billings in excess of costs (contract liabilities, included in “Deferred revenue”) on the Consolidated Balance Sheets.
Significant changes in contract assets during the year ended December 31, 2020 and 2019 included transfers to receivables from contract assets recognized at the beginning of the period of $27,126 and $24,487, respectively. Significant changes in contract liabilities during the year ended December 31, 2020 and 2019 included increases of $803 and $4,358, respectively, due to billings in excess of costs, excluding amounts recognized as revenue during the period. Contract liabilities were reduced due to revenue recognized during the year ended December 31, 2020, 2019, and 2018 of $3,784, $1,462, and $1,141, respectively, which were included in the contract liabilities at the beginning of each period.

Deferred revenue of $7,144 and $8,446 as of December 31, 2020 and 2019, respectively, consisted of customer billings or payments received for which the revenue recognition criteria had not yet been met as well as contract liabilities (billings in excess of costs) on over time revenue projects. As of December 31, 2020 and 2019, contract liabilities, recorded within “Deferred revenue,” was $1,324 and $4,472, respectively. Advanced payments from customers typically relate to contracts with respect to which the Company has significantly fulfilled its obligations, but due to the Company’s continuing involvement with the project, revenue is not recognized until title, ownership, and risk of loss have passed to the customer.
As of December 31, 2020, the Company had approximately $248,232 of remaining performance obligations, which is also referred to as backlog. Approximately 13.4% of the backlog as of December 31, 2020 was related to projects that are anticipated to extend beyond December 31, 2021.
Note 5. Goodwill and Other Intangible Assets
As of December 31, 2020 and 2019, the following table represents the goodwill balance by reportable segment:

	Rail Technologies and Services	Infrastructure Solutions	Total
Balance as of December 31, 2018:	$14,111	$5,147	$19,258
Foreign currency translation impact	307	—	307
Balance as of December 31, 2019:	14,418	5,147	19,565
Acquisitions	—	450	450
Foreign currency translation impact	325	—	325
Balance as of December 31, 2020:	$14,743	$5,597	$20,340
As of December 31, 2020 and 2019, the components of the Company’s intangible assets were as follows:

	December 31, 2020
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$383	$(206)	$177
Customer relationships	18	36,269	(15,914)	20,355
Trademarks and trade names	16	7,809	(4,135)	3,674
Technology	13	35,815	(23,124)	12,691
		$80,276	$(43,379)	$36,897

	December 31, 2019
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	4	$1,272	$(1,259)	$13
Patents	10	377	(188)	189
Customer relationships	18	35,605	(13,453)	22,152
Trademarks and trade names	16	7,787	(3,551)	4,236
Technology	13	35,728	(20,205)	15,523
		$80,769	$(38,656)	$42,113
Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 16 years. Amortization expense for the years ended December 31, 2020, 2019, and 2018 were $5,729, $6,445, and $6,966, respectively. During the years ended December 31, 2020 and 2019, certain fully amortized intangible assets of $1,232 and $2,830, respectively, related to non-compete agreements and for the year ended December 31, 2019 fully amortized intangible assets of $723 related to trademarks and trade names were eliminated from gross intangible assets and accumulated amortization. As a result of the sale of Test and Inspection Services during the year ended December 31, 2020, intangible assets related to customer relationships with gross carrying values of $1,893 and accumulated amortization of $587 were eliminated.

Estimated annual amortization expense for the years ending December 31, 2021 and thereafter is as follows:

Year Ending December 31,
2021	$5,856
2022	5,767
2023	5,296
2024	4,293
2025	2,458
2026 and thereafter	13,227
$36,897

Note 6. Accounts Receivable
Accounts receivable as of December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
Accounts receivable	$59,242	$74,689
Allowance for doubtful accounts	(944)	(1,073)
Accounts receivable - net	$58,298	$73,616
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
The established reserve thresholds to calculate the allowance for credit loss are based on and supported by historic collection patterns and bad debt expense incurred by the Company, as well as the expectation that collection patterns and bad debt expense will continue to adhere to patterns observed in recent years, which was formed based on trends observed as well as current and expected future conditions. Management maintains high-quality credit review practices as well as positive customer relationships that further mitigate credit risk. Management monitors and reviews the contributing factors to the Company’s reserve, and makes any appropriate revisions as they become necessary.
The Company’s adoption of ASU 2016-13 did not require material changes to the allowance for credit losses and no adjustment was recorded to opening retained earnings as of January 1, 2020.
Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Consolidated Statements of Operations, and were expense of $365, and income of $75 and $1,274 for the years ended December 31, 2020, 2019, and 2018, respectively.
The following table sets forth the Company’s allowance for doubtful accounts:

Allowance for Doubtful Accounts
December 31, 2019	$1,073
Current period provision	286
Write-off against allowance	(415)
December 31, 2020	$944

The Company’s customers are principally in the rail, transportation, heavy civil, agricultural, energy, commercial and residential infrastructure sectors. As of December 31, 2020 and 2019, trade receivables, net of allowance for doubtful accounts, from customers were as follows:

	December 31,
	2020	2019
Rail Technologies and Services	$33,960	$44,941
Infrastructure Solutions	24,252	28,557
Trade accounts receivable - net	$58,212	$73,498
Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices.
Note 7. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory as of December 31, 2020 and 2019 are summarized in the following table:

	December 31,
	2020	2019
Finished goods	$60,766	$59,024
Contract assets	37,843	37,032
Work-in-process	5,143	3,728
Raw materials	12,708	18,677
Inventories - net	$116,460	$118,461
In accordance with adoption of ASU 2016-13, the Company evaluated and revised its policies relating to the allowance for credit losses as they pertain to contract assets, as these assets held in inventory will convert to trade receivables upon recognition of revenue for the contract to which they pertain.
In addition to contract-specific provisions for which reserves were historically established as a result of the Company’s contract review process, management also elected to implement a standard credit loss provision over any remaining contract assets considered to have a similar low risk of credit loss.
The development of these estimates is based on historic collection trends, accuracy of estimates within contract margin reporting, as well as the expectation that collection patterns, margin reporting, and bad debt expense will continue to adhere to patterns observed in recent years. These expectations were formed based on trends observed as well as current and expected future conditions. Management monitors and reviews the contributing factors to the Company’s reserve, and makes any appropriate revisions as they become necessary.
Note 8. Property, Plant, and Equipment
Property, plant, and equipment as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Land	$6,627	$6,612
Improvements to land and leaseholds	17,573	17,172
Buildings	27,348	25,370
Machinery and equipment, including equipment under finance leases	116,175	106,372
Construction in progress	915	3,778
Gross property, plant, and equipment	168,638	159,304
Less: accumulated depreciation and amortization, including accumulated amortization of finance leases	(106,553)	(98,869)
Property, plant, and equipment - net	$62,085	$60,435
Depreciation expense, including amortization of assets under capital leases, for the years ended December 31, 2020, 2019, and 2018 amounted to $7,850, $7,944, and $8,066, respectively.
There were no material asset impairments recorded for the year ended December 31, 2020. During the year ended December 31, 2019, the Company sold land and a building for cash proceeds of $900, resulting in a gain of $198. During the year ended December 31, 2018, the Company sold 54.5 acres of land and improvements in exchange for cash proceeds of $2,047, resulting in a loss of $269.

Note 9. Leases
On January 1, 2019, the Company adopted ASU 2016-02 and all related amendments using the modified retrospective approach, which resulted in an increase in assets of $13,585 and an increase in current and long-term liabilities of $3,322 and $10,263, respectively. This adoption did not affect the Company’s results of operations or cash flows.
The Company determines if an arrangement is a lease at its inception. Operating leases are included in “Operating lease right-of-use assets,” “Other current liabilities,” and “Long-term operating lease liabilities” within the Consolidated Balance Sheets. Finance leases are included in “Property, plant, and equipment - net,” “Current maturities of long-term debt,” and “Long-term debt” in the Consolidated Balance Sheets.
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
Finance lease and lessor accounting recognition has remained substantially unchanged under ASU 2016-02. The adoption of ASU 2016-02 had no impact on the Company’s balance sheets, results of operations, or cash flows for finance leases.
The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of December 31, 2020, its leases had remaining lease terms of 2 to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year.
The balance sheet components of the leases were as follows as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$16,069	$11,280
Other current liabilities	$2,553	$2,268
Long-term operating lease liabilities	13,516	9,012
Total operating lease liabilities	$16,069	$11,280
Finance leases
Property, plant, and equipment	$1,116	$3,426
Accumulated amortization	(869)	(2,892)
Property, plant, and equipment - net	$247	$534
Current maturities of long-term debt	$119	$377
Long-term debt	128	157
Total finance lease liabilities	$247	$534
The components of lease expense within the Consolidated Statements of Operations were as follows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Finance lease cost:
Amortization of finance leases	$429	$692
Interest on lease liabilities	72	54
Operating lease cost	2,964	3,176
Sublease income	(167)	(18)
Total lease cost	$3,298	$3,904

The cash flow components of the leases were as follows for the year ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,636)	$(3,829)
Financing cash flows from finance leases	(461)	(692)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$7,753	$2,495
The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows for the periods presented:

	December 31,
	2020	2019
Operating lease weighted-average remaining lease term	7	7
Operating lease weighted-average discount rate	5.1%	5.2%
Finance lease weighted-average remaining lease term	1	1
Finance lease weighted-average discount rate	4.2%	4.3%
As of December 31, 2020, estimated annual maturities of lease liabilities for the year ending December 31, 2021 and thereafter were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2021	$3,305	$174
2022	2,856	97
2023	2,632	29
2024	2,587	11
2025	2,385	—
2026 and thereafter	5,378	—
	19,143	311
Interest	(3,074)	(64)
Total	$16,069	$247

Note 10. Long-Term Debt and Related Matters
Long-term debt as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Revolving credit facility with an interest rate of 3.50% as of December 31, 2020 and 4.28% as of December 31, 2019	$44,777	$33,868
Term loan payable in quarterly installments through April 30, 2024 with an interest rate of 4.19% at December 31, 2019	—	23,750
Lease obligations payable in installments through 2024 with a weighted average interest rate of 4.16% as of December 31, 2020 and 3.59% as of December 31, 2019	247	534
Total debt	45,024	58,152
Less: current maturities	(119)	(2,877)
Long-term portion	$44,905	$55,275

The expected maturities of long-term debt for December 31, 2021 and thereafter are as follows:

Year Ending December 31,
2021	$119
2022	95
2023	24
2024	44,786
2025	—
2026 and thereafter	—
Total	$45,024
Borrowings
On June 26, 2020, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the First Amendment (the “First Amendment”) to its Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank, N.A., and BMO Harris Bank, N.A. The First Amendment modified the Credit Agreement, which had a maximum revolving credit line of $140,000 and provided for a $25,000 term loan of which $22,500 remained outstanding as of June 26, 2020. The First Amendment provides for a reduction in the revolving credit facility to permit aggregate borrowings of the Borrowers up to $120,000 with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate, and repaid and terminated the outstanding term loan by drawing funds on the revolving credit facility. The First Amendment provides additional $5,000 annual reductions to the revolving credit facility beginning on December 31, 2020 through the maturity of the facility on April 30, 2024.
Borrowings under the First Amendment bear interest at rates based upon either the base rate or Euro-rate plus applicable margins. The applicable margins have been adjusted as part of the First Amendment and are dictated by the ratio of the Company’s total net indebtedness to the Company’s consolidated earnings before interest, taxes, depreciation, and amortization (“Consolidated EBITDA”) for four trailing quarters, as defined in the Credit Agreement. The base rate is the highest of (a) the Overnight Bank Funding Rate plus 50 basis points, (b) the Prime Rate, or (c) the Daily Euro-rate plus 100 basis points (each as defined in the Credit Agreement) and an increase to the interest rate floor to 100 basis points. The base rate and Euro-rate spreads range from 100 to 200 basis points and 200 to 300 basis points, respectively, with an interest rate floor to 100 basis points.
The First Amendment further provides for modifications to the financial covenants as defined in the Credit Agreement. The First Amendment modified three financial covenants in the Credit Agreement: (a) Maximum Gross Leverage Ratio, defined as the Company’s consolidated Indebtedness divided by the Company’s Consolidated EBITDA, which must not exceed, other than during a period of four consecutive fiscal quarters of the Company beginning with a fiscal quarter during which the Company consummates a permitted acquisition, and including such fiscal quarter and the immediately three succeeding fiscal quarters (the “Acquisition Period”), (i) 3.25 to 1.00 for the testing period ended June 30, 2020, 3.00 to 1.00 for the testing periods ending September 30, 2020 through March 31, 2022, and 2.75 to 1.00 for the testing periods June 30, 2022 and thereafter, and (ii) 3.50 to 1.00 for the testing period ended June 30, 2020, 3.25 to 1.00 for the testing periods ending September 30, 2020 through March 31, 2022, and 3.00 to 1.00 for the testing periods ending June 30, 2022 and thereafter occurring during an Acquisition Period; (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company’s Consolidated EBITDA divided by the Company’s Fixed Charges, which must be a minimum of 1.00 to 1.00 for the testing period ended June 30, 2020, 1.05 to 1.00 for the testing periods ending September 30, 2020 through June 30, 2021, 1.15 to 1.00 for the testing periods ending September 30, 2021 through June 30, 2022, and 1.25 to 1.00 for the testing periods ending September 30, 2022 and thereafter; and (c) Minimum Working Capital to Revolving Facility Usage Ratio, defined as the sum of 50% of the inventory and 85% of the accounts receivable of the Borrowers and certain other Guarantors divided by the dollar equivalent sum of the outstanding revolving credit loans, the outstanding swing loans, and the letter of credit obligations (the “Revolving Facility Usage”), which must not be less than 1.50 to 1.00. In addition, the First Amendment modifies the definition of Consolidated EBITDA to allow for certain additional adjustments. The First Amendment also includes changes to the non-financial covenants as defined in the Credit Agreement by increasing the basket for dispositions from $25,000 to $40,000. The Credit Agreement’s incremental loan feature permits the Company to increase the available revolving borrowings under the facility by up to an additional $50,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions.
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
As of December 31, 2020, the Company was in compliance with the covenants in the Amended Credit Agreement.
As of December 31, 2020 and 2019, the Company had outstanding letters of credit of approximately $949 and $492, respectively, and had net available borrowing capacity of $69,274 and $105,640, respectively.
Note 11. Stockholders’ Equity
The Company had authorized shares of 20,000,000 in common stock with 11,115,779 shares issued as of December 31, 2020 and 2019. The common stock has a par value of $0.01 per share and the Company did not make any dividend payments during the years ended December 31, 2020, 2019, and 2018.
As of December 31, 2020, 2019, and 2018, the Company withheld 95,285, 34,198, and 11,445 shares for approximately $1,665, $621, and $316, respectively, from employees to pay their withholding taxes in connection with the vesting of restricted stock awards. There were no shares repurchased or dividends declared during the years ended December 31, 2020, 2019, and 2018.

	Common Stock
	Treasury	Outstanding
	(Number of Shares)
Balance at end of 2017	775,203	10,340,576
Issued for stock-based compensation plans	(25,431)	25,431
Balance at end of 2018	749,772	10,366,007
Issued for stock-based compensation plans	(56,084)	56,084
Balance at end of 2019	693,688	10,422,091
Issued for stock-based compensation plans	(141,199)	141,199
Balance at end of 2020	552,489	10,563,290

Note 12. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019
Pension and post-retirement benefit plan adjustments	$(4,008)	$(2,959)
Unrealized loss on interest rate swap contracts	(766)	(230)
Foreign currency translation adjustments	(15,494)	(16,994)
Accumulated other comprehensive loss	$(20,268)	$(20,183)
Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. See Note 14 for further information.

Note 13. Earnings Per Common Share
(Share amounts in thousands)
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Numerator for basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$25,823	$47,974	$(30,586)
Loss from discontinued operations	(18,241)	(5,406)	(582)
Net income (loss)	$7,582	$42,568	$(31,168)
Denominator:
Weighted average shares outstanding	10,540	10,410	10,362
Denominator for basic earnings per common share	10,540	10,410	10,362
Effect of dilutive securities:
Stock compensation plans	131	234	—
Dilutive potential common shares	131	234	—
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,671	10,644	10,362
Basic earnings (loss) from continuing operations per common share	$2.45	$4.61	$(2.95)
Basic loss from discontinued operations per common share	(1.73)	(0.52)	(0.06)
Basic earnings (loss) per common share	$0.72	$4.09	$(3.01)
Diluted earnings (loss) from continuing operations per common share	$2.42	$4.51	$(2.95)
Diluted loss from discontinued operations per common share	(1.71)	(0.51)	(0.06)
Diluted earnings (loss) per common share	$0.71	$4.00	$(3.01)
For the year ended December 31, 2018, there were 117 anti-dilutive shares that were excluded from the above calculation.
Note 14. Income Taxes
Income (loss) before income taxes, as shown in the accompanying Consolidated Statements of Operations, includes the following components for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Domestic	$9,618	$18,972	$(32,466)
Foreign	4,364	5,167	7,897
Income (loss) from operations, before income taxes	$13,982	$24,139	$(24,569)
Significant components of the provision for income taxes for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(9,506)	$4,012	$3,807
State	130	620	133
Foreign	1,852	1,925	3,675
Total current	(7,524)	6,557	7,615
Deferred:
Federal	(292)	(23,661)	(55)
State	(3,458)	(6,229)	(8)
Foreign	(567)	(502)	(1535)
Total deferred	(4,317)	(30,392)	(1,598)
Total income tax (benefit) expense	$(11,841)	$(23,835)	$6,017

The reconciliation of income tax computed at statutory rates to income tax expense for the years ended December 31, 2020, 2019, and 2018 is as follows:

	Year Ended December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory rate	$2,936	21.0%	$5,069	21.0%	$(5,159)	21.0%
Foreign tax rate differential	65	0.5	129	0.5	156	(0.6)
State income taxes, net of federal benefit	1,003	7.2	83	0.3	(700)	2.8
Non-deductible expenses	181	1.3	278	1.2	219	(0.9)
Tax benefits related to disposition of the Test and Inspection Services business	(16,282)	(116.4)	—	—	—	—
Global intangible low-taxed income, net of tax credits	621	4.4	145	0.6	171	(0.7)
Income tax credits	(1,357)	(9.7)	(126)	(0.5)	(633)	2.6
Nondeductible executive compensation	132	0.9	234	1.0	351	(1.4)
Tax on unremitted foreign earnings	174	1.2	216	0.9	149	(0.6)
Change in valuation allowance	731	5.2	(29,966)	(124.1)	11,400	(46.4)
Other	(45)	(0.3)	103	0.4	63	(0.3)
Total income tax (benefit) expense / Effective rate	$(11,841)	(84.7)%	$(23,835)	(98.7)%	$6,017	(24.5)%
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Deferred tax assets:
Goodwill and other intangibles	$7,857	$8,782
Accrued settlement	8,112	10,196
Deferred compensation	2,351	3,620
Contingent liabilities	649	786
Net operating loss / tax credit carryforwards	25,123	1,118
Pension and post-retirement liability	1,696	1,414
Inventories	1,529	1,118
Warranty reserve	297	294
Accounts receivable	214	254
Other	709	585
Total deferred tax assets	48,537	28,167
Less: valuation allowance	(1,483)	(752)
Net deferred tax assets	47,054	27,415
Deferred tax liabilities:
Goodwill and other intangibles	(4,116)	(4,454)
Depreciation	(7,140)	(5,638)
Inventory § 481(a) adjustment	(1,027)	(2,065)
Unremitted earnings of foreign subsidiaries	(200)	(390)
Other	(175)	(97)
Total deferred tax liabilities	(12,658)	(12,644)
Net deferred tax assets	$34,396	$14,771

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions, including providing for a five-year carryback of net operating losses (“NOL”) generated in tax years 2018 through 2020, removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021, making remaining alternative minimum tax (“AMT”) credits immediately refundable, and temporarily relaxing the interest deductibility rules by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020. As of December 31, 2020, the Company has recorded an income tax receivable of $9,008 to reflect expected tax refunds of federal taxes paid within the five year NOL carryback period.
A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has considered all available evidence, both positive and negative, in assessing the need for a valuation allowance in each jurisdiction.
During 2019, the Company reversed $29,648 of its valuation allowance previously recorded against U.S. deferred tax assets based on the positive and negative evidence available at that time. As of December 31, 2020, the positive evidence considered in evaluating U.S. deferred tax assets included cumulative domestic financial income over the three-year period ended December 31, 2020, as well as the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax. Based on its evaluation, the Company believed it was appropriate to rely on forecasted future taxable income to support its U.S. deferred tax assets. The amount of deferred tax assets considered realizable, however, could be adjusted if negative evidence outweighs additional subjective evidence such as the Company’s projections for growth.
As of December 31, 2020, the Company has a federal NOL carryforward of $78,300, which may be carried forward indefinitely. The Company also has federal research tax credit carryforwards in the amount of $1,244 that will expire at various times from 2036 through 2040. The Company believes that it is more likely than not that the tax benefits from the federal loss carryforwards and research tax credit carryforwards will be realized.
As of December 31, 2020, the Company has foreign tax credit carryforwards in the amount of $34 that will expire at various times from 2028 through 2029. The Company believes that it is more likely than not that the tax benefit from foreign tax credit carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $34 against deferred tax assets related to foreign tax credit carryforwards at December 31, 2020.
As of December 31, 2020 and 2019, the tax benefit of NOL carryforwards available for state income tax purposes was $8,320 and $901, respectively. Many state NOL carryforwards will expire in various years through 2040, while some may be carried forward indefinitely. The Company believes it is more likely than not that a portion of the tax benefit from state operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $657, net of federal benefit, against deferred tax assets related to state operating loss carryforwards as of December 31, 2020.
As of December 31, 2020, the Company has NOL carryforwards in certain foreign jurisdictions of $2,609, which may be carried forward indefinitely. The foreign jurisdictions have incurred cumulative financial losses over the three-year period ended December 31, 2020 and have projected future taxable losses. The Company believes it is more likely than not that the tax benefit from these loss carryforwards will not be realized. In recognition of this risk, it has provided a valuation allowance of $792, collectively, against deferred tax assets in foreign jurisdictions as of December 31, 2020.
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
Each quarter, management reviews operations and liquidity needs in each jurisdiction to assess the Company’s intent to reinvest foreign earnings outside of the United States. As of December 31, 2020, management determined that cash balances of its Canadian and United Kingdom subsidiaries exceeded projected capital needs by $4,000. Management does not intend for such amounts to be permanently reinvested outside of the United States and has therefore accrued foreign withholding taxes of $200 as of December 31, 2020. It is management’s intent and practice to indefinitely reinvest other undistributed earnings outside of the United States. Determination of the amount of any unrecognized deferred income tax liability associated with these undistributed earnings is not practicable because of the complexities of the hypothetical calculation.
The following table provides a reconciliation of unrecognized tax benefits as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Unrecognized tax benefits at beginning of period:	$414	$481
Decreases based on tax positions for prior periods	(5)	(67)
Balance at end of period	$409	$414
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $409 as of December 31, 2020. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 31, 2020 and 2019, the Company had accrued interest and penalties related to unrecognized tax benefits of $333 and $327, respectively. As of December 31, 2020, the Company did not expect any material increases or decreases to its unrecognized tax benefits within the next 12 months. Ultimate realization of these tax benefits is dependent upon the occurrence of certain events, including the completion of audits by tax authorities and expiration of statutes of limitations.
The Company files income tax returns in the United States and in various state, local, and foreign jurisdictions. The Company is subject to federal income tax examinations for the 2017 period and thereafter. With respect to the state, local, and foreign filings, certain entities of the Company are subject to income tax examinations for the 2016 period and thereafter.
Note 15. Stock-based Compensation
The Company applies the provisions of ASC 718, “Compensation - Stock-based Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. Stock forfeitures and cancellations are recognized as they occur. The Company recorded stock-based compensation expense of $1,136, $3,155, and $3,836 for the years ended December 31, 2020, 2019, and 2018, respectively, related to fully-vested stock awards, restricted stock awards, and performance unit awards. As of December 31, 2020, unrecognized compensation expense for awards that the Company expects to vest approximated $2,995. The Company will recognize this unrecognized compensation expense over approximately 3.2 years.
Shares issued as a result of vested stock-based compensation generally will be from previously issued shares that have been reacquired by the Company and held as treasury stock or authorized but previously unissued common stock.
As of December 31, 2020, the Company had stock awards issued pursuant to the 2006 Omnibus Incentive Plan, as amended and restated in May 2018 (“Omnibus Plan”). The Omnibus Plan allows for the issuance of 2,058,000 shares of common stock through the granting of stock options or stock awards (including performance units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The Omnibus Plan provides for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant. The Omnibus Plan also provides that, unless otherwise set forth in the option agreement, stock options are exercisable in installments of up to 25% annually beginning one year from the date of grant. No stock options have been granted under the Omnibus Plan and, as such, there was no stock-based compensation expense related to stock options recorded in 2020, 2019, or 2018.
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
The non-employee directors were granted a total of 50,316, 21,532, and 24,427 restricted shares and fully-vested for the years ended December 31, 2020, 2019, and 2018, respectively. Compensation expense recorded by the Company related to such awards to non-employee directors was approximately $576, $526, and $880 for the years ended December 31, 2020, 2019, and 2018, respectively. During 2020, 12,058 deferred share units were allotted to the accounts of the non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.
The weighted average fair value of all the fully-vested and restricted stock grants awarded was $12.79, $24.38, and $23.64 per share for the years ended December 31, 2020, 2019, and 2018, respectively.
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

The following table summarizes the restricted stock award, deferred stock units, and performance unit award activity for the years ended December 31, 2020, 2019, and 2018:

	Restricted Stock	Deferred Stock Units	Performance Stock Units	Weighted Average Aggregate Grant Date Fair Value
Outstanding as of January 1, 2018	186,806	26,860	181,341	$16.53
Granted	62,320	14,914	65,421	27.05
Vested	(36,876)	—	—	28.07
Adjustment for incentive awards	—	—	65,491	26.93
Canceled and forfeited	(20,425)	—	(11,880)	16.38
Outstanding as of January 1, 2019	191,825	41,774	300,373	$18.61
Granted	62,125	12,304	89,092	18.63
Vested	(90,282)	—	—	19.61
Adjustment for incentive awards	—	—	(52,180)	24.30
Canceled and forfeited	(12,869)	—	(6,137)	20.79
Outstanding as of December 31, 2019	150,799	54,078	331,148	$18.50
Granted	104,789	12,058	105,857	16.72
Vested	(73,260)	—	(163,224)	15.59
Adjustment for incentive awards	—	—	(96,364)	25.04
Canceled and forfeited	(10,394)	—	(27,395)	20.07
Outstanding as of December 31, 2020	171,934	66,136	150,022	$18.05
Performance units are subject to forfeiture and are converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying plan. Performance Stock Units are adjusted to the Company’s expected performance target attainment, while the weighted average aggregate grant date fair value in the above table is based upon achieving 100% of the performance targets as defined in the underlying plan.
Excluding the fully-vested and restricted stock awards granted to non-employee directors, the Company recorded stock-based compensation expense of $557, $2,630, and $2,956, respectively, for the periods ended December 31, 2020, 2019, and 2018 related to restricted stock and performance unit awards.
Note 16. Fair Value Measurements
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
LIBOR-Based interest rate swaps. To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective in

February 2017, at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements have been classified as Level 2 within the fair value hierarchy. When the interest rate swap fair market value is in an asset position, they are recorded in “Other current assets” and, when in a liability position, they are recorded in “Other accrued liabilities” within the Company’s Consolidated Balance Sheets.
The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, “Fair Value Measurement,” as of December 31, 2020 and 2019:

	Fair Value Measurements as of December 31, 2020				Fair Value Measurements as of December 31, 2019
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$18	$18	$—	$—	$17	$17	$—	$—
Total assets	$18	$18	$—	$—	$17	$17	$—	$—
Interest rate swaps	$1,097	$—	$1,097	$—	$480	$—	$480	$—
Total liabilities	$1,097	$—	$1,097	$—	$480	$—	$480	$—
The Company had accounted for its interest rate swaps as cash flow hedges and the objective of these hedges was to offset the expected interest variability on payments associated with the interest rate on its debt. In the third quarter of 2020, the Company de-designated its cash flow hedges and accounts for all existing and future interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. In connection with this de-designation, the Company froze the balances recorded in “Accumulated other comprehensive loss” at June 30, 2020 and reclassifies balances to earnings as the underlying physical transactions occur, unless it is no longer probable that the physical transaction will occur, at which time the related gains deferred in “Other Comprehensive Income” will be immediately recorded in earnings. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and included in “Interest expense - net” in the Company’s Consolidated Statements of Operations as the interest expense from its debt is recognized. For the year ended December 31, 2020, 2019, and 2018, the Company recognized interest expense from interest rate swaps of $289 and interest income from interest rate swaps was $114, and $34, respectively.
As a result of the de-designation of the interest rate swaps, the Company recognized interest income of $470 from the change in fair value of the interest rate swaps in “Interest expense - net” in the Consolidated Statements of Operations for the twelve months ended December 31, 2020.
The gross carrying value of the Company’s revolving credit facility approximates fair value for the periods presented. Additional information regarding the revolving credit facility can be found in Note 10.
Information regarding the fair value disclosures associated with the assets of the Company’s defined benefit plans can be found in Note 17.
Note 17. Retirement Plans
The Company has three retirement plans that cover its hourly and salaried employees in the United States: one defined benefit plan, which is frozen, and two defined contribution plans. Employees are eligible to participate in the appropriate plan based on employment classification. The Company’s contributions to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Company’s policy and investment guidelines of the applicable plan. The Company’s policy is to contribute at least the required minimum in accordance with the funding standards of ERISA.
The Company maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan. In the United Kingdom, the Company maintains two defined contribution plans and a defined benefit plan, which is frozen. These plans are discussed in further detail below.

United States Defined Benefit Plan
The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets, and the funded status of the plan, as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Changes in benefit obligation:
Benefit obligation at beginning of year	$7,809	$16,717
Interest cost	224	648
Actuarial loss	813	400
Benefits paid	(398)	(840)
Settlements	—	(9,116)
Benefit obligation at end of year	$8,448	$7,809
Change to plan assets:
Fair value of assets at beginning of year	$4,360	$12,468
Actual gain on plan assets	197	1,298
Employer contribution	300	550
Benefits paid	(398)	(840)
Settlements	—	(9,116)
Fair value of assets at end of year	4,459	4,360
Funded status at end of year	$(3,989)	$(3,449)
Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	$(3,989)	$(3,449)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$2,686	$1,893
The actuarial loss included in accumulated other comprehensive loss that will be recognized in net periodic pension cost during 2021 is $24, before taxes.
Net periodic pension costs for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Components of net periodic benefit cost:
Interest cost	224	648	622
Expected return on plan assets	(230)	(719)	(853)
Recognized net actuarial loss	53	125	96
Net periodic pension cost (income)	$47	$54	$(135)
Settlement charge	—	2,210	—
Total pension expense (income)	$47	$2,264	$(135)
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2020	2019	2018
Discount rate	3.0%	4.0%	3.4%
Expected rate of return on plan assets	5.3%	5.9%	5.9%
The expected long-term rate of return is based on numerous factors, including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions.

Amounts applicable to the Company’s pension plan with accumulated benefit obligations in excess of plan assets were as follows as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Projected benefit obligation	$8,448	$7,809
Accumulated benefit obligation	8,448	7,809
Fair value of plan assets	4,459	4,360
Plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and cash equivalents, bonds, preferred stocks, and common stocks. The investment target ranges and actual allocation of pension plan assets by major category as of December 31, 2020 and 2019 were as follows:

		December 31,
	Target	2020	2019
Asset Category
Cash and cash equivalents	0 - 20%	9%	19%
Total fixed income funds	25 - 50%	32	30
Total mutual funds and equities	35 - 70%	59	51
Total		100%	100%
In accordance with the fair value disclosure requirements of ASC 820, “Fair Value Measurements and Disclosures,” the following assets were measured at fair value on a recurring basis as of December 31, 2020 and 2019. Additional information regarding ASC 820 and the fair value hierarchy can be found in Note 16.

	December 31,
	2020	2019
Asset Category
Cash and cash equivalents	$399	$817
Fixed income funds
Corporate bonds	1,440	1,336
Total fixed income funds	1,440	1,336
Equity funds and equities
Mutual funds	713	694
Exchange-traded funds	1,907	1,513
Total mutual funds and equities	2,620	2,207
Total	$4,459	$4,360
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
The Company currently anticipates contributions of $1,000 to its United States defined benefit plan in 2021.

The following benefit payments are expected to be paid during the years indicated:

Year Ending December 31,
2021	$468
2022	467
2023	491
2024	487
2025	478
Years 2026-2030	2,255
United Kingdom Defined Benefit Plan
The Company’s U.K. defined benefit plan covers certain current employees, former employees, and retirees. The plan has been frozen to new entrants since April 1, 1997 and also covers the former employees of a merged plan after January 2002. Benefits under the plan were based on years of service and eligible compensation during defined periods of service. The Company’s funding policy for the plan is to make minimum annual contributions required by applicable regulations.
The funded status of the United Kingdom defined benefit plan as of December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
Changes in benefit obligation:
Benefit obligation at beginning of year	$9,101	$7,750
Interest cost	184	221
Actuarial loss (gain)	996	1,142
Benefits paid	(283)	(326)
Foreign currency exchange rate changes	267	314
Benefit obligation at end of year	$10,265	$9,101
Change to plan assets:
Fair value of assets at beginning of year	$7,290	$6,347
Actual gain (loss) on plan assets	453	697
Employer contribution	337	314
Benefits paid	(319)	(326)
Foreign currency exchange rate changes	214	258
Fair value of assets at end of year	7,975	7,290
Funded status at end of year	$(2,290)	$(1,811)
Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	$(2,290)	$(1,811)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$2,247	$1,641
Prior service cost	152	172
	$2,399	$1,813
Net periodic pension costs for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Components of net periodic benefit cost:
Interest cost	$184	$221	$194
Expected return on plan assets	(250)	(252)	(260)
Amortization of prior service cost	26	25	42
Recognized net actuarial loss	329	263	208
Net periodic pension cost	$289	$257	$184

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2020	2019	2018
Discount rate	1.1%	2.0%	2.8%
Expected rate of return on plan assets	3.2%	3.3%	3.8%
Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Projected benefit obligation	$10,265	$9,101
Accumulated benefit obligation	10,265	9,101
Fair value of plan assets	7,975	7,290
The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations, and recent changes in long-term interest rates based on publicly available information.
Plan assets are invested by the trustees in accordance with a written statement of investment principles. This statement permits investment in equities, corporate bonds, United Kingdom government securities, commercial property, and cash, based on certain target allocation percentages. Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2020 were as follows:

Equity securities	Up to 100%
Commercial property	Not to exceed 50%
U.K. Government securities	Not to exceed 50%
Cash	Up to 100%
Plan assets held within the United Kingdom defined benefit plan consist of cash and equity securities that have been classified as Level 1 of the fair value hierarchy. All other plan assets have been classified as Level 2 of the fair value hierarchy.
The plan assets by category for the years ended December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Asset Category
Cash and cash equivalents	$348	$516
Equity securities	3,101	2,090
Bonds	3,410	3,735
Other	1,116	949
Total	$7,975	$7,290
United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates making contributions of $337 to the United Kingdom defined benefit plan during 2021.
The following estimated future benefits payments are expected to be paid under the United Kingdom defined benefit plan:

Year Ending December 31,
2021	$306
2022	318
2023	377
2024	404
2025	429
Years 2026-2030	1,844
Other Post-Retirement Benefit Plan
The Company’s operation near Montreal, Quebec, Canada, maintains a post-retirement benefit plan, which provides retiree life insurance, health care benefits, and, for a closed group of employees, dental care. Retiring employees with a minimum of 10 years of service are eligible for the plan benefits. The plan is not funded. Cost of benefits earned by employees is charged to expense as services are rendered. The expense related to this plan was not material for 2020 or 2019. The accrued benefit obligation was $932 and $840 as of December 31, 2020 and 2019, respectively. This obligation is recognized within “Other long-term liabilities” on the Consolidated Balance Sheets. Benefit payments anticipated for 2021 are not material.
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2020	2019
Discount rate	2.5%	3.1%
Weighted average health care trend rate	4.8%	4.9%
The weighted average health care rate is assumed to trend downward to an ultimate rate of 4.0% in 2040.
Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Year Ended December 31,
	2020	2019	2018
United States	$866	$2,323	$2,762
Canada	137	144	193
United Kingdom	437	442	451
	$1,440	$2,909	$3,406

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
The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2019	$1,222
Additions to warranty liability	801
Warranty liability utilized	(774)
Balance as of December 31, 2020	$1,249
During the year ended December 31, 2018, the Company incurred a charge of $611 within “Cost of goods sold” in the Company’s Rail segment related to a commercial decision to support a customer concern related to a previous project.
On March 13, 2019, the Company and its subsidiary, CXT Incorporated entered into a Settlement Agreement (the “Settlement Agreement”) with Union Pacific Railroad (“UPRR”) to resolve litigation in the matter of Union Pacific Railroad Company v. L.B. Foster Company and CXT Incorporated, Case No. CI 15-564, in the District Court for Douglas County, Nebraska.
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

The expected payments under the UPRR settlement agreement for the year ending December 31, 2021 and thereafter were as follows:

Year Ending December 31,
2021	$8,000
2022	8,000
2023	8,000
2024	8,000
Total	$32,000
The Company reclassified $6,600 of the previously accrued warranty reserve related to the UPRR matter into its aggregate accrued settlement liability of $50,000 as of December 31, 2018. Therefore, the Company recognized $43,400 in expense for the year ended December 31, 2018 for the remaining amount per the Settlement Agreement, which was recorded in “Concrete Tie Settlement expense” within its Consolidated Statements of Operations. As of December 31, 2020 and 2019, $8,000 and $8,000 was recorded within “Current portion of accrued settlement,” respectively, and $24,000 and $32,000 was recorded within “Long-term portion of accrued settlement,” respectively, within its Consolidated Balance Sheets.
Other Legal Matters
The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of December 31, 2020.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of December 31, 2020, no such disclosures were considered necessary.
Environmental Matters
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings. On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion, respectively, and the active remedial work is expected to take as long as 13 years to complete. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement to participate in a private allocation process among almost 100 PRPs in a working group whose work began in 2008 and whose work is ongoing. The Company cannot predict the ultimate impact of these proceedings because of the large number of PRPs involved throughout the harbor site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company.
The following table sets forth the Company’s undiscounted environmental obligation:

Environmental Liability
Balance as of December 31, 2019	$2,608
Additions to environmental obligations	8
Environmental obligations utilized	(54)
Balance as of December 31, 2020	$2,562
As a result of the September 4, 2020 sale of Test and Inspection Services, environmental obligations of $3,460 were removed from the Company’s liability.

Note 19. Other (Income) Expense
The following table summarizes the Company’s other (income) expense for the years ended December 31, 2020, 2019, and 2018.

	2020	2019	2018
Disbursement from an unconsolidated partnership (a)	$(1,874)	$—	$—
Loss on Infrastructure Solutions segment relocation and closure activities (b)	673	1,768	—
Loss on U.S. pension settlement (c)	—	2,210	—
Loss on Infrastructure Solutions segment asset sale (d)	—	—	269
Gain on prior Rail Technologies and Services segment warranty claim (e)	—	—	(525)
Foreign currency (gains) losses	(32)	202	(483)
Other	(877)	(1,261)	(469)
Other (income) expense - net	$(2,110)	$2,919	$(1,208)
a.In the second quarter of 2020, the Company received a non-recurring disbursement of $1,874 from an unconsolidated partnership.
b.During the fourth quarter of 2019, the Company announced and commenced the relocation and closure of the Spokane, WA concrete products facility and the subsequent relocation to Boise, ID, which was completed during the first quarter of 2020. This activity resulted in expense of $673 and $1,768 in 2020 and 2019, respectively, within the Infrastructure Solutions segment.
c.In the fourth quarter of 2019, the Company recorded an expense of $2,210 resulting from settlements within the Company’s U.S. defined benefit pension plan.
d.On June 19, 2018, the Company sold 54.5 acres of land in Willis, TX for $2,047, resulting in a pretax loss of $269 within the Infrastructure Solutions segment.
e.In 2018, the Rail Technologies and Services segment received a reimbursement of $525 for a 2016 warranty claim on a transit project.
Note 20. Quarterly Financial Information (Unaudited)
Quarterly financial information for the years ended December 31, 2020 and 2019 is presented below:

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net sales	$121,907	$141,563	$118,365	$115,576
Gross profit	$23,122	$28,138	$22,061	$21,685
Net (loss) income from continuing operations	$(5)	$6,970	$16,578	$2,280
Basic (loss) earnings per common share from continuing operations	$(0.00)	$0.66	$1.57	$0.22
Diluted (loss) earnings per common share from continuing operations	$(0.00)	$0.66	$1.56	$0.21
Net (loss) income	$(1,866)	$523	$6,830	$2,095
Basic (loss) earnings per common share	$(0.18)	$0.05	$0.65	$0.20
Diluted (loss) earnings per common share	$(0.18)	$0.05	$0.64	$0.20

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net sales	$139,548	$190,701	$144,848	$141,331
Gross profit	$28,160	$36,629	$27,951	$28,198
Net income from continuing operations	$3,921	$10,098	$3,754	$30,201
Basic earnings per common share from continuing operations	$0.38	$0.97	$0.36	$2.90
Diluted earnings per common share from continuing operations	$0.37	$0.96	$0.35	$2.83
Net income	$3,690	$9,564	$3,064	$26,250
Basic earnings per common share	$0.36	$0.92	$0.29	$2.52
Diluted earnings per common share	$0.35	$0.90	$0.29	$2.46

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at the end of the period covered by this report.
Managements’ Report on Internal Control Over Financial Reporting
The management of L.B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). L.B. Foster Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
L.B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited L.B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L.B. Foster Company and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated March 3, 2021 expressed an unqualified opinion thereon.

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
March 3, 2021

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item regarding the directors of the Company is incorporated herein by reference to the information included in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Election of Directors.”
The information required by this Item regarding the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included in the Proxy Statement under the caption “Section 16(a) Beneficial Reporting Compliance,” if applicable.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item regarding executive compensation is incorporated herein by reference to the information included in the Proxy Statement under the captions “Director Compensation - 2020,” “Executive Compensation,” “Summary Compensation Table (2020, 2019, and 2018),” “Grants of Plan-Based Awards in 2020,” “Outstanding Equity Awards At 2020 Fiscal Year-End,” “2020 Options Exercises and Stock Vested Table,” “2020 Nonqualified Deferred Compensation,” “Change-In-Control,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item regarding principal accountant fees and services is incorporated herein by reference to information included in the Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report:
(a)(1).    Financial Statements
The following Reports of Independent Registered Public Accounting Firm, consolidated financial statements, and accompanying notes are included in Item 8 of this Report:
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2020 and 2019.
Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019, and 2018.
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2020, 2019, and 2018.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, 2019, and 2018.
Notes to Consolidated Financial Statements.
(a)(2).     Financial Statement Schedule
Schedules for the Years Ended December 31, 2020, 2019, and 2018:
II – Valuation and Qualifying Accounts.
The remaining schedules are omitted because of the absence of conditions upon which they are required.
(a)(3).     Exhibits
The Index to Exhibits immediately following Part IV, Item 16, Form 10-K Summary, filed as part of this Annual Report on Form 10-K and is incorporated by reference herein.
L.B. FOSTER COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Adjustment to adopt ASU 2016-16	Balance at End of Year
2020
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,073	$286	$415	$—	$944
Valuation allowance for deferred tax assets	$752	$731	$—	$—	$1,483
2019
Deducted from assets to which they apply:
Allowance for doubtful accounts	$835	$1,023	$785	$—	$1,073
Valuation allowance for deferred tax assets	$30,718	$(29,966)	$—	$—	$752
2018
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,829	$1,267	$2,261	0	$835
Valuation allowance for deferred tax assets	$19,318	$10,472	$—	$928	$30,718

1.Notes and accounts receivable written off as uncollectible or allowance reversed.
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

10.2
First Amendment dated June 26, 2020 to the Third Amended and Restated Credit Agreement dated April 30, 2019 between Registrant and PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, National Association, Citizens Bank, N.A., and BMO Harris Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 0-10436, filed on July 1, 2020.

10.3
Second Amendment dated January 29, 2021 to the Third Amended and Restated Credit Agreement dated April 30, 2019 between Registrant and PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, National Association, Citizens Bank, N.A., and BMO Harris Bank, National Association is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 0-10436, filed on February 4, 2021.

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

10.7 **
Leased Vehicle Plan as amended and restated on September 1, 2007, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-10436, filed on March 16, 2011.

10.8 **
2018 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.9 **
Form of Restricted Stock Award Agreement (2018), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.10 **
Long Term Incentive Performance Share Unit Program (2018-2020), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.11 **
Form of Performance Share Unit Award Agreement (2018-2020), incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.12 **
Executive Annual Incentive Compensation Plan (as Amended and Restated), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.13 **
Amended and Restated Key Employee Separation Plan, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2018, File no. 0-10436, filed on May 2, 2018.

10.14 **
Amended and Restated 2006 Omnibus Incentive Plan, effective as of May 24, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2018, File no. 0-10436, filed on July 31, 2018.

10.15 **
2019 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2019, File no. 0-10436, filed on May 10, 2019.

10.16 **
Form of Restricted Stock Award Agreement (2019), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2019, File no. 0-10436, filed on May 10, 2019.

10.17 **
Long Term Incentive Performance Share Unit Program (2019-2021), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2019, File no. 0-10436, filed on May 10, 2019.

10.18 **
Form of Performance Share Unit Award Agreement (2019-2021), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2019, File no. 0-10436, filed on May 10, 2019.

10.19 **
2020 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2020, File no. 0-10436, filed on May 6, 2020.

10.20 **
Form of Restricted Stock Award Agreement (2020), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2020, File no. 0-10436, filed on May 6, 2020.

10.21 **
Long Term Incentive Performance Share Unit Program (2020-2022), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2020, File no. 0-10436, filed on May 6, 2020.

10.22 **
Form of Performance Share Unit Award Agreement (2020-2022), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2020, File no. 0-10436, filed on May 6, 2020.

10.23
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

10.24
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

L.B. FOSTER COMPANY
(Registrant)

Date:	March 3, 2021	By:	/s/ Robert P. Bauer
(Robert P. Bauer,
President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Lee B. Foster II	Chairman of the Board and Director	March 3, 2021
(Lee B. Foster II)

By:	/s/ Robert P. Bauer	President, Chief Executive Officer,	March 3, 2021
	(Robert P. Bauer)	and Director

By:	/s/ Raymond T. Betler	Director	March 3, 2021
(Raymond T. Betler)

By:	/s/ Dirk Jungé	Director	March 3, 2021
(Dirk Jungé)

By:	/s/ Diane B. Owen	Director	March 3, 2021
(Diane B. Owen)

By:	/s/ Robert S. Purgason	Director	March 3, 2021
(Robert S. Purgason)

By:	/s/ William H. Rackoff	Director	March 3, 2021
(William H. Rackoff)

By:	/s/ Suzanne B. Rowland	Director	March 3, 2021
(Suzanne B. Rowland)

By:	/s/ Bradley S. Vizi	Director	March 3, 2021
(Bradley S. Vizi)

By:	/s/ William M. Thalman	Senior Vice President	March 3, 2021
	(William M. Thalman)	and Chief Financial Officer

By:	/s/ James M. Kempton	Corporate Controller	March 3, 2021
	(James M. Kempton)	and Principal Accounting Officer