Form 10-Q
period 2021-03-31
FOSTER L B CO
filed 2021-05-05
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2021
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

As of April 28, 2021, there were 10,805,003 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,015	$7,564
Accounts receivable - net (Note 6)	65,660	58,298
Inventories - net (Note 7)	117,378	116,460
Other current assets	13,716	12,997
Total current assets	201,769	195,319
Property, plant, and equipment - net (Note 8)	61,583	62,085
Operating lease right-of-use assets - net (Note 9)	15,426	16,069
Other assets:
Goodwill (Note 5)	20,373	20,340
Other intangibles - net (Note 5)	35,477	36,897
Deferred tax assets (Note 12)	38,770	38,481
Other assets	1,078	1,204
TOTAL ASSETS	$374,476	$370,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,398	$54,787
Deferred revenue	15,359	7,144
Accrued payroll and employee benefits	5,701	9,182
Current portion of accrued settlement (Note 16)	8,000	8,000
Current maturities of long-term debt (Note 10)	129	119
Other accrued liabilities	12,597	15,740
Current liabilities of discontinued operations (Note 3)	146	330
Total current liabilities	108,330	95,302
Long-term debt (Note 10)	36,664	44,905
Deferred tax liabilities (Note 12)	4,046	4,085
Long-term portion of accrued settlement (Note 16)	24,000	24,000
Long-term operating lease liabilities (Note 9)	12,938	13,516
Other long-term liabilities	11,612	11,757
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at March 31, 2021 and December 31, 2020, 11,115,779; shares outstanding at March 31, 2021 and December 31, 2020, 10,607,435 and 10,563,290, respectively	111	111
Paid-in capital	43,943	44,583
Retained earnings	163,849	165,107
Treasury stock - at cost, 508,344 and 552,489 common stock shares at March 31, 2021 and December 31, 2020, respectively	(11,783)	(12,703)
Accumulated other comprehensive loss	(19,588)	(20,268)
Total L.B. Foster Company stockholders’ equity	176,532	176,830
Noncontrolling interest	354	—
Total stockholders’ equity	176,886	176,830
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$374,476	$370,395
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020

Sales of goods	$100,546	$96,388
Sales of services	15,534	25,519
Total net sales	116,080	121,907
Cost of goods sold	84,125	80,479
Cost of services sold	13,125	18,306
Total cost of sales	97,250	98,785
Gross profit	18,830	23,122
Selling and administrative expenses	18,026	20,337
Amortization expense	1,465	1,430
Interest expense - net	871	812
Other expense - net	59	606
Loss from continuing operations before income taxes	(1,591)	(63)
Income tax benefit from continuing operations	(321)	(58)
Loss from continuing operations	(1,270)	(5)
Net loss attributable to noncontrolling interest	(12)	—
Loss from continuing operations attributable to L.B. Foster Company	(1,258)	(5)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(2,631)
Income tax benefit from discontinued operations	—	(770)
Loss from discontinued operations	—	(1,861)
Net loss attributable to L.B. Foster Company	$(1,258)	$(1,866)
Basic loss per common share:
From continuing operations	$(0.12)	$(0.00)
From discontinued operations	—	(0.18)
Basic loss per common share	$(0.12)	$(0.18)
Diluted loss per common share:
From continuing operations	$(0.12)	$(0.00)
From discontinued operations	—	(0.18)
Diluted loss per common share	$(0.12)	$(0.18)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020

Net loss	$(1,270)	$(1,866)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	453	(3,707)
Unrealized loss on cash flow hedges, net of tax benefit of $0 and $296, respectively	—	(864)
Cash flow hedges reclassified to earnings, net of tax expense of $98 and $0, respectively	136	—
Reclassification of pension liability adjustments to earnings, net of tax expense of $24 and $24, respectively*	91	58
Total comprehensive loss	(590)	(6,379)
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(12)	—
Foreign currency translation adjustment	(30)	—
Amounts attributable to noncontrolling interest	(42)	—
Comprehensive loss attributable to L.B. Foster Company	$(548)	$(6,379)

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,270)	$(5)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities:
Deferred income taxes	(712)	712
Depreciation	1,990	1,935
Amortization	1,465	1,430
Loss on sales and disposals of property, plant, and equipment	10	—
Stock-based compensation	827	680

Change in operating assets and liabilities:
Accounts receivable	(7,213)	(1,221)
Inventories	(429)	3,611
Other current assets	(1,360)	(3,921)
Prepaid income tax	768	(2,258)
Other noncurrent assets	451	(4,939)
Accounts payable	11,435	1,080
Deferred revenue	8,152	2,262
Accrued payroll and employee benefits	(3,495)	(5,678)
Other current liabilities	(2,384)	(3,094)
Other long-term liabilities	(621)	4,504
Net cash provided by (used in) continuing operating activities	7,614	(4,902)
Net cash used in discontinued operating activities	(184)	(1,988)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	—	1
Capital expenditures on property, plant, and equipment	(1,327)	(2,806)
Net cash used in continuing investing activities	(1,327)	(2,805)
Net cash used in discontinued investing activities	—	(1,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(43,321)	(39,345)
Proceeds from debt	35,026	45,362
Treasury stock acquisitions	(547)	(1,657)
Investment of noncontrolling interest	396	—
Net cash (used in) provided by continuing financing activities	(8,446)	4,360
Net cash used in discontinued financing activities	—	(15)
Effect of exchange rate changes on cash and cash equivalents	(206)	(772)
Net decrease in cash and cash equivalents	(2,549)	(7,760)
Cash and cash equivalents at beginning of period	7,564	14,178
Cash and cash equivalents at end of period	$5,015	$6,418
Supplemental disclosure of cash flow information:
Interest paid	$653	$807
Income taxes paid	$46	$1,173
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2021
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2020	$111	$44,583	$165,107	$(12,703)	$(20,268)	$—	$176,830
Net loss	—	—	(1,258)	—	—	(12)	(1,270)
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	91	—	91
Foreign currency translation adjustment	—	—	—	—	453	(30)	423
Cash flow hedges reclassified to earnings	—	—	—	—	136	—	136
Issuance of 76,030 common shares, net of shares withheld for taxes	—	(1,467)	—	920	—	—	(547)
Stock-based compensation	—	827	—	—	—	—	827
Investment of noncontrolling interest	—	—	—	—	—	396	396
Balance, March 31, 2021	$111	$43,943	$163,849	$(11,783)	$(19,588)	$354	$176,886

	Three Months Ended March 31, 2020
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2019	$111	$49,204	$157,525	$(16,795)	$(20,183)	$—	$169,862
Net loss	—	—	(1,866)	—	—	—	(1,866)
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	58	—	58
Foreign currency translation adjustment	—	—	—	—	(3,707)	—	(3,707)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(864)	—	(864)
Issuance of 131,088 common shares, net of shares withheld for taxes	—	(5,556)	—	3,899	—	—	(1,657)
Stock-based compensation	—	680	—	—	—	—	680
Balance, March 31, 2020	$111	$44,328	$155,659	$(12,896)	$(24,696)	$—	$162,506

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Financial Statements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals, unless otherwise stated herein) considered necessary for a fair presentation of the financial position of L.B. Foster Company and subsidiaries as of March 31, 2021 and December 31, 2020 and its Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020 have been included. However, actual results could differ from those estimates and changes in those estimates are recorded when known. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Reclassifications
Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes principally to conform to the presentation of the current year period. Effective for the quarter ended September 30, 2020, the Company classified IOS Acquisitions, LLC and subsidiaries (“Test and Inspection Services”) as a discontinued operation. Effective for the quarter and year ended December 31, 2020, the Company implemented operational changes in how its Chief Operating Decision Maker (“CODM”) manages its businesses, including resource allocation and operating decisions. As a result of these changes, the Company now has two operating segments, representing the individual businesses that are run separately under the new structure. The Company has revised the information for all periods presented in this Quarterly Report on Form 10-Q to reflect these reclassifications.

Recently Issued Accounting Standards
In March 2020 and as clarified in January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impacts of the provisions of ASU 2020-04 on its financial condition, results of operations, and cash flows.
Note 2. Business Segments
The Company provides products and services for the rail industry and solutions to support critical infrastructure projects. The Company’s innovative engineering and product development solutions inspire the safety, reliability, and performance of its customers’ challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia. The Company’s segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred, (b) whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who uses such information to make decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. Operating segments are evaluated on their segment profit contribution to the Company’s consolidated results. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis. The Company’s segment accounting policies are described in Note 2 Business Segments of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year-ended December 31, 2020.

The following table illustrates the Company’s revenues and profit from operations by segment for the periods indicated:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Net Sales	Segment Profit (Loss)	Net Sales	Segment Profit
Rail Technologies and Services	$66,232	$2,532	$70,204	$1,171
Infrastructure Solutions	49,848	(666)	51,703	1,604
Total	$116,080	$1,866	$121,907	$2,775

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

The following table provides a reconciliation of segment net profit from continuing operations to the Company’s consolidated continuing operations total for the periods presented:

	Three Months Ended March 31,
	2021	2020
Profit for reportable segments	$1,866	$2,775
Interest expense - net	(871)	(812)
Other expense - net	(59)	(606)
Unallocated corporate expenses and other unallocated charges	(2,527)	(1,420)
Loss before income taxes from continuing operations	$(1,591)	$(63)

The following table illustrates assets of the Company by segment for the periods presented:

	March 31, 2021	December 31, 2020
Rail Technologies and Services	$174,782	$161,485
Infrastructure Solutions	136,649	137,519
Unallocated corporate assets	63,045	71,391
Total	$374,476	$370,395

Note 3. Discontinued Operations
On September 4, 2020, the Company completed the sale of the issued and outstanding membership interests of its upstream oil and gas test and inspection business, Test and Inspection Services. Proceeds from the sale were $4,000 and resulted in a loss of $10,034, net of tax. The Company has reflected the results of operations of the Test and Inspection Services business as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented. The Test and Inspection Services business was historically included in the legacy Tubular and Energy segment, whose remaining divisions are now included as part of the Infrastructure Solutions segment.

There was no activity regarding the Company’s discontinued operations during the three months ended March 31, 2021. The following table provides the net sales and losses from discontinued operations for the three months ended March 31, 2020:

Three Months Ended March 31,
2020

Net sales	$6,868
Loss from discontinued operations	(2,631)
Income tax benefit	(770)
Loss from discontinued operations	$(3,401)

Note 4. Revenue
Revenue from products or services provided to customers over time accounted for 25.3% and 26.9% of revenue for the three months ended March 31, 2021 and 2020, respectively. The majority of revenue under these long-term agreements is recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Revenue recognized over time using an input measure was $21,108 and $24,432 for the three months ended March 31, 2021 and 2020, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $8,264 and $8,345 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had contract assets of $37,673 and $37,843, respectively, that were recorded in “Inventories - net” within the Condensed

Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the Company had contract liabilities of $6,030 and $1,324, respectively, that were recorded in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time. Point in time revenue accounted for 74.7% and 73.1% of revenue for the three months ended March 31, 2021 and 2020, respectively. The Company recognizes revenue at the point in time at which the customer obtains control of the product or service, which is generally when the product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at a physical location.

The following table summarizes the Company’s net sales by major product and service category for the periods presented:

	Three Months Ended March 31,
	2021	2020
Rail Products	$43,810	$47,899
Rail Technologies	22,422	22,305
Rail Technologies and Services	66,232	70,204
Fabricated Steel Products	27,721	18,391
Precast Concrete Products	12,678	10,643
Coatings and Measurement	9,449	22,669
Infrastructure Solutions	49,848	51,703
Total net sales	$116,080	$121,907

Net sales by the timing of the transfer of products and services was as follows for the periods presented:

	Three Months Ended March 31, 2021
	Rail Technologies and Services	Infrastructure Solutions	Total
Point in time	$52,044	$34,664	$86,708
Over time	14,188	15,184	29,372
Total net sales	$66,232	$49,848	$116,080

	Three Months Ended March 31, 2020
	Rail Technologies and Services	Infrastructure Solutions	Total
Point in time	$54,888	$34,242	$89,130
Over time	15,316	17,461	32,777
Total net sales	$70,204	$51,703	$121,907

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets, included in “Inventories - net”), and billings in excess of costs (contract liabilities, included in “Deferred revenue”) within the Condensed Consolidated Balance Sheets.

Significant changes in contract assets during the three months ended March 31, 2021 resulted from transfers of $11,310 from the contract assets balance as of December 31, 2020 to receivables. Significant changes in contract liabilities during the three months ended March 31, 2021 resulted from increases of $5,425 due to billings in excess of costs, excluding amounts recognized as revenue during the period. Contract liabilities were reduced due to revenue recognized during the three months ended March 31, 2021 and 2020 of $676 and $2,614, respectively, which were included in contract liabilities at the beginning of each period.

As of March 31, 2021, the Company had approximately $271,944 of obligations under new contracts and remaining performance obligations, which is also referred to as backlog. Approximately 13.0% of the March 31, 2021 backlog was related to projects that are anticipated to extend beyond March 31, 2022.

Note 5. Goodwill and Other Intangible Assets
The following table presents the goodwill balance by reportable segment:

	Rail Technologies and Services	Infrastructure Solutions	Total
Balance as of December 31, 2020	$14,743	$5,597	$20,340
Foreign currency translation impact	33	—	33
Balance as of March 31, 2021	$14,776	$5,597	$20,373

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which included the impacts of COVID-19. However, the future impacts of COVID-19 are unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of March 31, 2021.

The components of the Company’s intangible assets were as follows for the periods presented:

	March 31, 2021
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	389	(213)	176
Customer relationships	18	36,353	(16,568)	19,785
Trademarks and trade names	16	7,816	(4,283)	3,533
Technology	13	35,826	(23,843)	11,983
		$80,384	$(44,907)	$35,477

	December 31, 2020
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	383	(206)	177
Customer relationships	18	36,269	(15,914)	20,355
Trademarks and trade names	16	7,809	(4,135)	3,674
Technology	13	35,815	(23,124)	12,691
		$80,276	$(43,379)	$36,897
The Company amortizes intangible assets over their useful lives, which range from 5 to 25 years, with a total weighted average amortization period of approximately 16 years as of March 31, 2021. Amortization expense was $1,465 and $1,430 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, estimated amortization expense for the remainder of 2021 and thereafter was as follows:

Amortization Expense
Remainder of 2021	$4,393
2022	5,779
2023	5,308
2024	4,317
2025	2,453
2026 and thereafter	13,227
$35,477

Note 6. Accounts Receivable
The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable as of March 31, 2021 and December 31, 2020 have been reduced by an allowance for doubtful accounts of $744 and $944, respectively. Changes in reserves for uncollectible accounts, which are recorded as part of “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations, resulted in income of $22 and expense of $86 for the three months ended March 31, 2021 and 2020, respectively.

The Company established the allowance for credit losses by calculating the amount to reserve based on the age of a given trade receivable and considering historical collection patterns and bad debt expense experience, in addition to any other relevant subjective adjustments to individual receivables made by management. The Company also considers current and expected future market and other conditions. Trade receivables are pooled within the calculation based on a range of ages, which appropriately groups receivables of similar credit risk together.

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

The following table sets forth the Company’s allowance for doubtful accounts:

Allowance for Doubtful Accounts
December 31, 2020	$944
Current period provision (release)	(26)
Write-off against allowance	(174)
March 31, 2021	$744

Note 7. Inventory
Inventories as of March 31, 2021 and December 31, 2020 are summarized in the following table:

	March 31, 2021	December 31, 2020
Finished goods	$50,125	$60,766
Contract assets	37,673	37,843
Work-in-process	7,651	5,143
Raw materials	21,929	12,708
Inventories - net	$117,378	$116,460

Inventories of the Company are valued at average cost or net realizable value, whichever is lower. Contract assets consist of costs and earnings in excess of billings, retainage, and other unbilled amounts generated when revenue recognized exceeds the amount billed to the customer.

The Company records appropriate provisions related to the allowance for credit losses associated with contract assets, as these assets held in inventory will convert to trade receivables once the customer is billed under the contract to which they pertain. Provisions are recorded based on the specific review of individual contracts as necessary, and a standard provision is recorded over any remaining contract assets pooled together based on similar low risk of credit loss.

The development of these provisions are based on historic collection trends, accuracy of estimates within contract margin reporting, as well as the expectation that collection patterns, margin reporting, and bad debt expense will continue to adhere to patterns observed in recent years. These expectations were formed based on trends observed as well as current and expected future conditions.

Note 8. Property, Plant, and Equipment
Property, plant, and equipment as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Land	$6,632	$6,627
Improvements to land and leaseholds	17,573	17,573
Buildings	27,487	27,348
Machinery and equipment, including equipment under finance leases	117,272	116,175
Construction in progress	1,287	915
Gross property, plant, and equipment	170,251	168,638
Less accumulated depreciation and amortization, including accumulated amortization of finance leases	(108,668)	(106,553)
Property, plant, and equipment - net	$61,583	$62,085

Depreciation expense was $1,990 and $1,935 for the three months ended March 31, 2021 and 2020, respectively. The Company reviews its property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The Company recognizes an impairment loss if it believes that the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no impairments of property, plant, and equipment during the three months ended March 31, 2021 and 2020.
Note 9. Leases
The Company determines if an arrangement is a lease at its inception. Operating leases are included in “Operating lease right-of-use assets - net,” “Other accrued liabilities,” and “Long-term operating lease liabilities” within the Condensed Consolidated Balance Sheets. Finance leases are included within “Property, plant, and equipment - net,” “Current maturities of long-term debt,” and “Long-term debt” in the Condensed Consolidated Balance Sheets.

The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of March 31, 2021, the Company’s leases had remaining lease terms of 2 to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year.

The balance sheet components of the Company’s leases were as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$15,426	$16,069
Other accrued liabilities	$2,488	$2,553
Long-term operating lease liabilities	12,938	13,516
Total operating lease liabilities	$15,426	$16,069
Finance leases
Property, plant, and equipment	$1,163	$1,116
Accumulated amortization	(908)	(869)
Property, plant, and equipment - net	$255	$247
Current maturities of long-term debt	$129	$119
Long-term debt	126	128
Total finance lease liabilities	$255	$247

The components of lease expense within the Company’s Condensed Consolidated Statements of Operations were as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Finance lease cost:
Amortization of finance leases	$51	$177
Interest on lease liabilities	22	18
Operating lease cost	642	798
Sublease income	(50)	(17)
Total lease cost	$665	$976

The cash flow components of the Company’s leases were as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$(792)	$(1,009)
Financing cash flows related to finance leases	(55)	(184)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$5,981

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows for the periods presented:

	March 31,
	2021	2020
Operating lease weighted-average remaining lease term	7	7
Operating lease weighted-average discount rate	5.2%	5.2%
Finance lease weighted-average remaining lease term	1	1
Finance lease weighted-average discount rate	4.2%	4.3%

As of March 31, 2021, estimated annual maturities of lease liabilities remaining for the year ending December 31, 2021 and thereafter were as follows:

	Operating Leases	Finance Leases
Remainder of 2021	$2,456	$142
2022	2,862	115
2023	2,636	42
2024	2,591	11
2025	2,389	—
2026 and thereafter	5,392	—
Total undiscounted lease payments	18,326	310
Interest	(2,900)	(55)
Total	$15,426	$255

Note 10. Long-term Debt and Related Matters
Long-term debt consisted of the following:

	March 31, 2021	December 31, 2020
Revolving credit facility	$36,538	$44,777
Finance leases and financing agreements	255	247
Total	36,793	45,024
Less current maturities	(129)	(119)
Long-term portion	$36,664	$44,905

On June 26, 2020, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the First Amendment (the “First Amendment”) to its its Third Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank, N.A., and BMO Harris Bank, N.A. The First Amendment modified the Credit Agreement, which had a maximum revolving credit line of $140,000 and provided for a $25,000 term loan of which $22,500 remained outstanding as of June 26, 2020. The First Amendment provides for a reduction in the revolving credit facility to permit aggregate borrowings of the Borrowers up to $120,000 with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate, and repaid and terminated the outstanding term loan by drawing funds on the revolving credit facility. The First Amendment provides additional $5,000 annual reductions to the revolving credit facility beginning on December 31, 2020 through the maturity of the facility on April 30, 2024.

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

On January 29, 2021, the Company and the Borrowers entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, which permits the Company to incur indebtedness to finance insurance premiums in the ordinary course of business and allows for certain liens to secure the financing of insurance premiums. The Second Amendment also modifies the definition of Gross Leverage Ratio and Leverage Ratio in the Credit Agreement to exclude the Indebtedness permitted for the financing of insurance premiums in an aggregate amount not to exceed $3,000.

As of March 31, 2021, the Company was in compliance with the covenants in the Credit Agreement, as amended.

As of March 31, 2021, the Company had outstanding letters of credit of approximately $844 and had net available borrowing capacity of $77,618. The maturity date of the facility is April 30, 2024.
Note 11. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Numerator for basic and diluted loss per common share:
Loss from continuing operations	$(1,270)	$(5)
Loss from discontinued operations	—	(1,861)
Net loss	$(1,270)	$(1,866)
Denominator:
Weighted average shares outstanding	10,583	10,478
Denominator for basic loss per common share	10,583	10,478
Effect of dilutive securities:
Stock compensation plans	—	—
Dilutive potential common shares	—	—
Denominator for diluted loss per common share - adjusted weighted average shares outstanding	10,583	10,478
Continuing operations	$(0.12)	$(0.00)
Discontinued operations	—	(0.18)
Basic loss per common share	$(0.12)	$(0.18)
Continuing operations	$(0.12)	$(0.00)
Discontinued operations	—	(0.18)
Diluted loss per common share	$(0.12)	$(0.18)

There were 140 and 190 anti-dilutive shares during the three months ended March 31, 2021 and 2020, respectively.
Note 12. Income Taxes
For the three months ended March 31, 2021 and 2020, the Company recorded an income tax benefit of $321 on pre-tax losses from continuing operations of $1,591 and an income tax benefit of $58 on pre-tax losses from continuing operations of $63, respectively, for effective income tax rates of 20.2% and 92.1%, respectively. The Company’s effective tax rate for the three months ended March 31, 2021 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, and research tax credits.

Note 13. Stock-based Compensation
The Company applies the provisions of the FASB’s Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service periods. The Company recorded stock-based compensation expense related to restricted stock awards and performance share units of $827 and $680 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, unrecognized compensation expense for unvested awards approximated $5,883. The Company expects to recognize this expense over the upcoming 4 years through February 2025.

Shares issued as a result of vested stock-based compensation awards generally will be from previously issued shares that have been reacquired by the Company and held as treasury stock or authorized and previously unissued common stock.

Restricted Stock Awards, Performance Share Units, and Performance-based Stock Awards
Under the 2006 Omnibus Plan, the Company grants eligible employees restricted stock and performance share units. The forfeitable restricted stock awards granted generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock agreement. Since May 2018, awards of restricted stock have been subject to a minimum one-year vesting period, including those granted to non-employee directors. Prior to May 2018, awards to non-employee directors were made in fully-vested shares. Performance share units are offered annually under separate three-year long-term incentive programs. Performance share units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples, as defined in the underlying program. If the Company’s estimate of the number of performance share units expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

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

In February 2021, the Compensation Committee approved the 2021 Performance Share Unit Program and the Executive Annual Incentive Compensation Plan (consisting of cash and equity components). Also in February 2021, the Board of Directors approved a special performance-based stock retention program under the 2006 Omnibus Plan whereby eligible executives could earn shares of Company common stock provided that the Company’s stock price achieves certain enumerated thirty-day average closing stock price hurdles over a five-year performance period. Any shares earned are payable no earlier than the third anniversary of the date of the grant. The program expires on February 28, 2026, after which date no shares may be earned or distributed.

The following table summarizes the restricted stock awards, deferred stock units, and performance share units activity for the three months ended March 31, 2021:

	Restricted Stock	Deferred Stock Units	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	171,934	66,136	150,022	$18.05
Granted	81,859	—	141,471	16.13
Vested	(68,089)	—	(7,940)	19.08
Adjustment for incentive awards expected to vest	—	—	130	17.77
Outstanding as of March 31, 2021	185,704	66,136	283,684	$17.46

Note 14. Fair Value Measurements
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

Cash equivalents - Included in “Cash and cash equivalents” within the Condensed Consolidated Balance Sheets are investments in non-domestic term deposits. The carrying amounts approximate fair value because of the short maturity of the instruments.

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of March 31, 2021 and December 31, 2020, the interest rate swaps were recorded in “Other accrued liabilities” within the Condensed Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$18	$18	$—	$—	$18	$18	$—	$—
Total assets	$18	$18	$—	$—	$18	$18	$—	$—
Interest rate swaps	$863	$—	$863	$—	$1,097	$—	$1,097	$—
Total liabilities	$863	$—	$863	$—	$1,097	$—	$1,097	$—

The Company had accounted for the interest rate swaps as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate on its debt. The Company de-designated its cash flow hedges and accounts for all existing and future interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. In connection with this de-designation, the Company froze the balances recorded in “Accumulated other comprehensive loss” at June 30, 2020 and reclassifies balances to earnings as the underlying physical transactions occur, unless it is no longer probable that the physical transaction will occur at which time the related gains deferred in Other Comprehensive Income will be immediately recorded in earnings. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and included in “Interest expense - net” in the Condensed Consolidated Statements of Operations as the interest expense from the Company’s debt is recognized. For the three months ended March 31, 2021 and 2020, we recognized interest expense of $235 and $73, respectively, from interest rate swaps.

In accordance with the provisions of ASC Topic 820, “Fair Value Measurement,” the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized and disclosed on a nonrecurring basis.
Note 15. Retirement Plans
Retirement Plans
The Company has three retirement plans that cover its hourly and salaried employees in the United States: one defined benefit plan, which is frozen, and two defined contribution plans. Employees are eligible to participate in the appropriate plan based on employment classification. The Company’s contributions to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Company’s policy and investment guidelines applicable to each respective plan. The Company’s policy is to contribute at least the minimum in accordance with the funding standards of ERISA.

The Company maintains two defined contribution plans for its employees in Canada, as well as one post-retirement benefit plan. The Company also maintains two defined contribution plans and one defined benefit plan for its employees in the United Kingdom.

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Interest cost	$43	$56
Expected return on plan assets	(62)	(58)
Recognized net actuarial loss	25	13
Net periodic pension cost	$6	$11

The Company made contributions to its United States defined benefit pension plan of $300 during the three months ended March 31, 2021 and expects to make total contributions of $500 during 2021.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Interest cost	$28	$44
Expected return on plan assets	(65)	(59)
Amortization of prior service costs and transition amount	7	6
Recognized net actuarial loss	83	64
Net periodic pension cost	$53	$55

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. For the three months ended March 31, 2021, the Company contributed approximately $85 to the plan. The Company anticipates total contributions of approximately $340 to the United Kingdom pension plan during 2021.

Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended March 31,
	2021	2020
United States	$364	$(138)
Canada	46	39
United Kingdom	119	111
	$529	$12

Note 16. Commitments and Contingent Liabilities
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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2020	$1,249
Additions to warranty liability	110
Warranty liability utilized	(92)
Balance as of March 31, 2021	$1,267

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

The expected payments under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2021 and thereafter are as follows:

Year Ending December 31,
Remainder of 2021	$8,000
2022	8,000
2023	8,000
2024	8,000
Total	$32,000

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

As of March 31, 2021 and December 31, 2020, the Company maintained environmental reserves approximating $2,545 and $2,562, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance as of December 31, 2020	$2,562
Environmental obligations utilized	(17)
Balance as of March 31, 2021	$2,545

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of March 31, 2021.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of March 31, 2021, no such disclosures were considered necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: the COVID-19 pandemic, including the impact of any worsening of the pandemic on our financial condition or results of operations, and any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments; a continued deterioration in the prices of oil and natural gas and the related impact on the upstream and midstream energy markets; a continuation or worsening of the adverse economic conditions in the markets we serve, whether as a result of the current COVID-19 pandemic, including its impact on travel and demand for oil and gas, the continued deterioration in the prices for oil and gas, governmental travel restrictions, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a continuing decrease in freight or transit rail traffic, including as a result of the COVID-19 pandemic; environmental matters, including any costs associated with any remediation and monitoring; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the 2020 disposition of the IOS Test and Inspection Services business and acquisition of LarKen Precast, LLC and to realize anticipated benefits; costs of and impacts associated with shareholder activism; continued customer restrictions regarding the on-site presence of third party providers due to the COVID-19 pandemic; the timeliness and availability of materials from our major suppliers, including any continuation or worsening of the disruptions in the supply chain experienced as a result of the COVID-19 pandemic, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, including as experienced in 2020, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the significant disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the effectiveness of our continued implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, or as updated and/or amended by other current or periodic filings with the Securities and Exchange Commission.

The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

General Overview and Business Update
L.B. Foster Company provides products and services for the rail industry and solutions to support critical infrastructure projects. The Company’s innovative engineering and product development solutions inspire the safety, reliability, and performance of its customers’ challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia. The Company is organized and operates in two business segments: Rail Technologies and Services (“Rail”) and Infrastructure Solutions. The Rail segment is comprised of several manufacturing and distribution businesses that provide a variety of products and services for freight and passenger railroads and industrial companies throughout the world. The Infrastructure Solutions segment is composed of precast concrete products, piling, fabricated bridge, protective coating, threading, and precision measurement offerings across North America.

Results for the quarter ended March 31, 2021 reflect the continued deferral of projects by the midstream pipeline markets for protective coatings and measurement systems. In addition, the pandemic-related working restrictions imposed in certain areas, particularly in the United Kingdom, has kept the Company from converting more backlog to sales revenue during the quarter. Conversely, the Company did experience some favorable impacts from the dissipation of some pandemic restrictions, most notably in sales of friction management consumables, which benefited from increased rail traffic as COVID restrictions were eased. The Precast Concrete Products and Fabricated Steel Products businesses also experienced favorable sales results during the current quarter.

The first quarter has historically been the Company’s weakest quarter due to the seasonality of several of its divisions. Net sales for the first quarter of 2021 were $116,080, a $5,827 decrease, or 4.8%, compared to the prior year quarter. The sales decrease was attributable to both of the Company’s segments, with the Rail and Infrastructure Solutions segments declining by 5.7% and 3.6%, respectively, from the prior year quarter. The $3,972 decline in the Rail segment was attributable to the Rail Products business unit due to the timing of deliveries and customer delays, including certain projects that did not ship due to poor weather. The $1,855 decline in the Infrastructure Solutions segment was wholly attributable to the Coatings and Measurement business unit, which continues to face a challenging environment in the midstream energy market due to excess infrastructure capacity. The decrease in Infrastructure Solutions was partially offset by revenue increases in both its Precast Concrete Products and Fabricated Steel Products business units. These divisions have increased backlog as demand for their products and services was increasing with greater activity among general infrastructure projects.

Gross profit for the first quarter of 2021 was $18,830, a $4,292 decrease, or 18.6%, from the prior year quarter. The consolidated gross profit margin of 16.2% decreased by 280 basis points when compared to the prior year quarter, with the decline attributable to the Infrastructure Solutions segment. In the Infrastructure Solutions segment, gross profit declined from the prior year quarter by $4,605, driven by the decline in revenues in the Coatings and Measurement business line. Infrastructure Solution’s gross profit margin was down 850 basis points compared to last year’s first quarter. Gross profit increased in the Rail segment by $313, driven by the 150 basis point improvement in gross profit margin due primarily to increases in friction management consumable sales within the Rail Technologies business unit.

Selling and administrative expenses in the first quarter of 2021 decreased by $2,311, or 11.4%, from the prior year quarter, primarily driven by decreases in personnel related costs, including travel expenses, of $1,783. Selling and administrative expenses as a percent of net sales decreased to 15.5%, down 120 basis points from the prior year quarter.

Net loss from continuing operations for the first quarter of 2021 was $1,270, or $0.12 per diluted share, a reduction of $1,265, or $0.12 per diluted share, from the prior year quarter.

Backlog in the first quarter of 2021 increased by 16.5% for the Infrastructure Solutions segment and 12.4% for the Rail segment compared to the prior year period. This increase highlights the ongoing spending in the infrastructure markets served by these two segments despite pockets of weakness associated with traffic volume and delays in certain transportation related projects due to the pandemic, and the ongoing challenges experienced by the midstream energy market.

The Infrastructure Solutions segment backlog increase was driven by a strong quarter of order activity in the Precast Concrete Products business line coupled with steady order activity in the Fabricated Steel Products business. These business lines saw key projects drive growth in the segment’s backlog, as it increased sequentially from December 31, 2020 by $22,482, or 17.7%. The backlog for bridge decking is expected to continue to result in production rates at near capacity levels. The Precast Concrete Products business line continues to benefit from new infrastructure in the regions that the Company serves. While this business depends on municipal, state, and federal spending for certain programs that may experience budget pressures, these programs could benefit from continued government spending on infrastructure and economic stimulus efforts related to civil construction projects, including projects funded by the Great American Outdoors Act, which was signed into law on August 4, 2020. The Coatings and Measurement business line continues to be affected by the on-going deferral of infrastructure investment in the midstream pipeline markets. Due to a significant decline in order activity in the Coatings and Measurement business line, its backlog is down by $19,553 compared to March 31, 2020, partially offsetting the aggregate increase in the Infrastructure Solutions backlog of $21,153 year-over-year.

The primary driver of the year-over-year improvement of $13,551 in backlog in the Rail segment was in the Rail Products business line, a portion of which is attributable to the timing of deliveries and customer delays. The Rail segment is anticipating further recovery in its Rail Technologies business line, particularly products and services related to its operations in the United Kingdom, barring any new COVID-19 restrictive measures. Also, while ridership levels and rail traffic volumes have not yet recovered to pre-pandemic levels, they have improved during the quarter. The Company expects this to result in an increase in the volume of its friction management consumable sales going forward if this trend continues. In addition, recently passed U.S. federal legislation includes significant funding for transit agencies, including Amtrak, that the Company serves; these measures should help to bridge substantial funding gaps that those entities were facing. The American Rescue Plan Act of 2021, which was signed into law on March 11, 2021, provides $30.0 billion in support of transit agencies, with an incremental $1.5 billion in funding for Amtrak.

The Company’s consolidated backlog stood at $271,944 as of March 31, 2021, an increase of $23,712, or 9.6%, from December 31, 2020, and an increase of $34,704, or 14.6%, over the prior year period. The Company expects that railway and general infrastructure projects to continue to move forward, and the Company expects less disruption from pandemic-related issues as the year progresses. Railway traffic volume and an increase in on-site service-related activity is expected to have a favorable impact on consumable sales and service-related revenue. The served midstream energy market has longer-term projects associated with it, and certain of these projects are expected to continue based on projected needs once the market returns to a more historically normalized volume level. However, the Coatings and Measurement business line is expected to remain weak for the foreseeable future, and still poses a significant challenge as the Company strives to reach pre-pandemic profit levels. There could be additional shutdowns or furlough periods in the Coatings and Measurement business line if order rates do not improve in the coming months. Despite the headwinds driven by the midstream market, the combination of a strong backlog and an improving macroeconomic outlook and operating environment support the Company’s expectations for a strong sequential increase in sales from the first quarter to the second quarter of 2021 accompanied by increasing profitability. Gross profit margins are expected to improve as sales on certain consumables and service work return, and leverage on operating cost is realized. Selling and administrative expenses should leverage favorably with the increase in sales, although absolute spending levels are expected to increase over the first quarter as more normal commercial and operating activities return.

Results of the Quarter

	Three Months Ended March 31,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended March 31,
	2021	2020	2021 vs. 2020	2021	2020
Net Sales:
Rail Technologies and Services	$66,232	$70,204	(5.7)%	57.1%	57.6%
Infrastructure Solutions	49,848	51,703	(3.6)	42.9	42.4
Total net sales	$116,080	$121,907	(4.8)%	100.0%	100.0%

	Three Months Ended March 31,		Percent Increase/ (Decrease)	Gross Profit Percentage Three Months Ended March 31,
	2021	2020	2021 vs. 2020	2021	2020
Gross Profit:
Rail Technologies and Services	$12,805	$12,492	2.5%	19.3%	17.8%
Infrastructure Solutions	6,025	10,630	(43.3)	12.1	20.6
Total gross profit	$18,830	$23,122	(18.6)%	16.2%	19.0%

	Three Months Ended March 31,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended March 31,
	2021	2020	2021 vs. 2020	2021	2020
Expenses:
Selling and administrative expenses	$18,026	$20,337	(11.4)%	15.5%	16.7%
Amortization expense	1,465	1,430	2.4	1.3	1.2
Interest expense - net	871	812	7.3	0.8	0.7
Other expense - net	59	606	(90.3)	0.1	0.5
Loss from continuing operations before income taxes	$(1,591)	$(63)	**	(1.4)%	(0.1)%
Income tax benefit	(321)	(58)	**	(0.3)	0.0
Loss from continuing operations	$(1,270)	$(5)	**	(1.1)%	0.0%
Net loss attributable to noncontrolling interest	(12)	—	**	0.0	—
Loss from continuing operations attributable to L.B. Foster Company	$(1,258)	$(5)	**	(1.1)%	0.0%

** Results of the calculation are not considered meaningful for presentation purposes.

First Quarter 2021 Compared to First Quarter 2020 – Company Analysis
Net sales of $116,080 for the three months ended March 31, 2021 decreased by $5,827, or 4.8%, compared to the prior year quarter. The decline was attributable to reductions within both of the segments, due in part to disruptions, which include weather related delays and continued pandemic safety precautions across each of the segments. Sales for the Rail Technologies and Services segment decreased by 5.7% and the Infrastructure Solutions segment decreased by 3.6%.

Gross profit decreased by $4,292 compared to the prior year quarter to $18,830 for the three months ended March 31, 2021. The decline in gross profit was attributable to the Infrastructure Solutions segment, which decreased by 43.3%, driven primarily by the year-over-year decline in revenues in the Coatings and Measurement business line. This was partially offset by the Rail Technologies and Services segment’s gross profit, which increased by 2.5%. Gross profit margin for the three months ended March 31, 2021 was 16.2%, or 280 basis points (“bps”) lower than the prior year quarter, due to Infrastructure Solutions.

Selling and administrative expenses decreased by $2,311, or 11.4%, compared to the prior year quarter. The decrease in expense was primarily driven by reductions in personnel related expenses, including travel expenses, of $1,783, due in part to cost containment measures across the Company. As a percent of sales, selling and administrative expenses decreased 120 bps compared to the prior year quarter, despite the 4.8% reduction in sales. Other expenses - net was reduced by $547, or 90.3%, compared to the prior year quarter primarily from non-routine relocation and restructuring charges of $677 incurred in the prior year quarter.

The Company’s effective income tax rate for the three months ended March 31, 2021 was 20.2%, compared to 92.1% in the prior year quarter. The Company’s effective income tax rate for the quarter ended March 31, 2021 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, and research tax credits.

Net loss from continuing operations for the first quarter of 2021 was $1,270, or $0.12 per diluted share, compared to $5, or less than $0.01 per diluted share, in the prior year quarter.

The Company believes that March sales patterns as well as orders and backlog activity could be indicative of portions of the segment beginning to rebound from pandemic-related conditions. This potential rebound could be further supported by favorable anticipated infrastructure spending trends as well as new and prospective legislation that could drive positive conditions and increases in demand in markets served as 2021 continues to progress.

Results of Operations – Segment Analysis
Rail Technologies and Services

	Three Months Ended March 31,		(Decrease)/Increase	Percent (Decrease)/Increase
	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$66,232	$70,204	$(3,972)	(5.7)%
Gross profit	$12,805	$12,492	$313	2.5%
Gross profit percentage	19.3%	17.8%	1.5%	8.7%
Segment profit	$2,532	$1,171	$1,361	116.2%
Segment profit percentage	3.8%	1.7%	2.1%	123.5%

First Quarter 2021 Compared to First Quarter 2020
The Rail Technologies and Services segment sales for the three months ended March 31, 2021 decreased by $3,972, or 5.7%, compared to the prior year quarter. The sales decline was primarily driven by the Rail Products business unit, which decreased by $4,091, or 8.5%, due primarily to the timing of deliveries and customer and weather-related delays. Partially offsetting the sales decline was the Rail Technologies business, which increased by $117, or 0.5%, from the prior year. This was primarily related to the increase in demand for our friction management consumables and services resulting from increased rail traffic as certain COVID-19 restrictions were eased. The Company was pleased with the strong sales volumes in the month of March leading into the second quarter, which accounted for 48.0% of overall segment revenue for the first quarter.

The Rail Technologies and Services segment gross profit increased by $313, or 2.5%, from the prior year quarter. The increase was primarily driven by increased sales volume from higher margin products within the Rail Technologies business. Segment gross profit margin increased by 150 bps as a result of increased sales and services of friction management consumables. Segment profit was $2,532, a $1,361 increase over the prior year quarter. Selling and administrative expenses incurred by the segment decreased by $1,237 compared to the prior year quarter, primarily attributable to decreased personnel related costs, including travel expenses, and, to a lesser extent, third-party professional service costs, as cost containment remained a key focus given the challenging market conditions.

During the current quarter, the Rail Technologies and Services segment had a decrease in new orders of 8.9% compared to the prior year period. The decrease was primarily related to activity within the served North American transit market, including transit projects and concrete tie products. Backlog as of March 31, 2021 was $122,461, an increase of $13,551, or 12.4%, from March 31, 2020.

Infrastructure Solutions

	Three Months Ended March 31,		Decrease	Percent Decrease
	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$49,848	$51,703	$(1,855)	(3.6)%
Gross profit	$6,025	$10,630	$(4,605)	(43.3)%
Gross profit percentage	12.1%	20.6%	(8.5)%	(41.2)%
Segment (loss) profit	$(666)	$1,604	$(2,270)	(141.5)%
Segment (loss) profit percentage	(1.3)%	3.1%	(4.4)%	(143.1)%

First Quarter 2021 Compared to First Quarter 2020
The Infrastructure Solutions segment sales for the three months ended March 31, 2021 decreased by $1,855, or 3.6%, compared to the prior year quarter. The decline was wholly attributable to the Coatings and Measurement business unit, which experienced a sales reduction of $13,220 compared to the quarter ended March 31, 2020, driven by unfavorable conditions in the midstream energy market, which has resulted in current excess capacity in U.S. pipeline infrastructure and general lack of pipeline infrastructure investment. Partially offsetting the overall segment sales decline, both Fabricated Steel Products and Precast Concrete Products had increases in sales compared to the prior year quarter of $9,330 and $2,035, respectively. Infrastructure Solutions revenue for the quarter was also driven by especially strong sales volumes in the month of March, which accounted for 45.0% of segment revenue for the quarter, including a notable increase in sales within piling products during the month of March.

Infrastructure Solutions gross profit decreased by $4,605, or 43.3%, from the prior year quarter. The decrease was primarily attributable to decreases in sales volume in the Coatings and Measurement business unit, which accounted for a significant portion of the overall segment gross profit decline, and also served as the primary driver of segment gross profit margin decline of 850 bps for the first quarter of 2021 when compared to the prior year quarter. The segment loss of $666 was a reduction of $2,270 from the prior year quarter segment profit of $1,604.

During the quarter, the Infrastructure Solutions segment had an increase in new orders of 20.7% compared to the prior year quarter, driven by increases in both the Fabricated Steel Products and Precast Concrete Products business units, which were partially offset by order declines in the Coatings and Measurement business unit. Backlog as of March 31, 2021 was $149,483, an increase of 17.7% over December 31, 2020, due to increases in backlog across all business units. The March 31, 2021 backlog also increased $21,153, or 16.5%, from March 31, 2020.

Other
Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	March 31, 2021	December 31, 2020	March 31, 2020
Rail Technologies and Services	$122,461	$121,231	$108,910
Infrastructure Solutions	149,483	127,001	128,330
Total backlog	$271,944	$248,232	$237,240

The Company’s backlog represents the sales price of received customer purchase orders and any contracts for which the performance obligations have not been met, and therefore are precluded from revenue recognition. Although the Company believes that the orders included in backlog are firm, customers may cancel or change their orders with limited advance notice; however, these instances have been rare. Backlog should not be considered a reliable indicator of the Company’s ability to achieve any particular level of revenue or financial performance. While a considerable portion of the Company’s business is backlog-driven, certain product lines within the Company are not driven by backlog as the orders are fulfilled shortly after they are received.

Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility, which provides for a total commitment of up to $115,000. Its primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, and payments related to the Union Pacific Railroad Settlement. The Company’s total debt was $36,793 and $45,024 as of March 31, 2021 and December 31, 2020, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity as of March 31, 2021:

	March 31, 2021
Cash and cash equivalents		$5,015
Credit agreement:
Total availability under the credit agreement	115,000
Outstanding borrowings on revolving credit facility	(36,538)
Letters of credit outstanding	(844)
Net availability under the revolving credit facility		77,618
Total available funding capacity		$82,633

The Company’s cash flows are impacted from period to period by fluctuations in working capital. While the Company places an emphasis on working capital management in its operations, factors such as its contract mix, commercial terms, customer payment patterns, and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables for collectability, and provides allowances for doubtful accounts where appropriate. The Company believes that its reserves for doubtful accounts are appropriate as of March 31, 2021, but adverse changes in the economic environment and adverse financial conditions of its customers resulting from, among other things, the COVID-19 pandemic, may impact certain of its customers’ ability to access capital and pay the Company for its products and services, as well as impact demand for its products and services.

The changes in cash and cash equivalents for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) continuing operating activities	$7,614	$(4,902)
Net cash used in continuing investing activities	(1,327)	(2,805)
Net cash (used in) provided by continuing financing activities	(8,446)	4,360
Effect of exchange rate changes on cash and cash equivalents	(206)	(772)
Net cash used in discontinued operations	(184)	(3,641)
Net decrease in cash and cash equivalents	$(2,549)	$(7,760)

Cash Flow from Operating Activities
During the three months ended March 31, 2021, cash flows provided by continuing operating activities were $7,614, compared to a use of $4,902 during the prior year to date period. For the three months ended March 31, 2021, the net loss from continuing operations and adjustments to net loss from continuing operating activities provided $2,310, compared to $4,752 in the 2020 period. Working capital and other assets and liabilities provided $5,304 in the current period, compared to a use of $9,654 in the prior year period. During the three months ended March 31, 2021 and 2020, the Company was not required to make any payments under the terms of the concrete tie settlement agreement with Union Pacific Railroad.

The Company’s calculation for days sales outstanding at March 31, 2021 and December 31, 2020 was 48 and 51 days, respectively, and we believe we have a high quality receivables portfolio.

Cash Flow from Investing Activities
Capital expenditures for the three months ended March 31, 2021 and 2020 were $1,327 and $2,806, respectively. The current period expenditures primarily relate to the expansion of the Precast Concrete Products business line in Texas. Expenditures for the three months ended March 31, 2020 related to the purchase of a continuous welded rail car and unloader within the Rail Technologies and Services segment, facility start-up expenditures within the Infrastructure Solutions segment, and general plant and operational improvements throughout the Company.

Cash Flow from Financing Activities
During the three months ended March 31, 2021, the Company had a reduction in outstanding debt of $8,295, primarily attributable to the utilization of excess cash generated through operating activities. During the three months ended March 31, 2020, the Company had an increase in outstanding debt of $6,017, primarily related to the increase in working capital for operations. Treasury stock acquisitions of $547 and $1,657 for the three months ended March 31, 2021 and 2020, respectively, represent income tax withholdings from employees in connection with the vesting of stock awards.

Financial Condition
As of March 31, 2021, the Company had $5,015 in cash and cash equivalents. The Company’s cash management priority continues to be short-term maturities and the preservation of its principal balances. As of March 31, 2021, approximately $4,488 of the Company’s cash and cash equivalents were held in non-domestic bank accounts. The Company principally maintains its cash and cash equivalents in accounts held by major banks and financial institutions.

The Company’s principal uses of cash in recent years have been to fund its operations, including capital expenditures, and to service its indebtedness. The Company views its liquidity as being dependent on its results of operations, changes in working capital, and its borrowing capacity. As of March 31, 2021, its revolving credit facility had $77,618 of net availability, while the Company had $36,793 in total debt. The Company’s current ratio as of March 31, 2021 was 1.86.

On June 26, 2020, the Company entered into the First Amendment that reduced the total commitments under the revolving credit facility to $120,000 from $140,000. The First Amendment requires additional $5,000 annual reductions to the revolving credit facility capacity beginning on December 31, 2020 through the maturity of the facility. As a result, the revolving credit facility has $115,000 of total capacity as of March 31, 2021. In addition, the First Amendment terminated the existing term loan by drawing on the revolving credit facility. Borrowings under the First Amendment bear interest rates based upon either the base rate or Euro-rate plus applicable margins, and are subject to an interest rate floor of 100 basis points. The Company believes that the combination of its cash and cash equivalents, cash generated from operations, and the capacity under its revolving credit facility should provide the Company with sufficient liquidity to provide the flexibility to operate the business in a prudent manner and enable the Company to continue to service its outstanding debt. For a discussion of the terms and availability of the credit facilities, please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017, at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. During 2020, the Company de-designated its cash flow hedges and accounts for all existing and future interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. As of March 31, 2021 and December 31, 2020, the swap liability was $863 and $1,097, respectively.

Critical Accounting Policies
The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that, in its opinion, is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to reach opinions regarding estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has reached its opinions regarding the best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. A summary of the Company’s critical accounting policies and estimates is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
This item is not applicable to a smaller reporting company.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
(Dollars in thousands, except share data)
Item 1. Legal Proceedings
See Note 16 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
This item is not applicable to a smaller reporting company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended March 31, 2021 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2021 - January 31, 2021	—	$—	—	$—
February 1, 2021 - February 28, 2021	26,557	17.16	—	—
March 1, 2021 - March 31, 2021	5,328	17.08	—	—
Total	31,885	$17.15	—	$—

(1) Shares withheld by the Company to pay taxes upon vesting of restricted stock awards.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description
*10.1	2021 Executive Annual Incentive Compensation Plan.

*10.2	Form of Restricted Stock Award Agreement (2021).

*10.3	Long Term Incentive Performance Share Unit Program (2021-2023).

*10.4	Form of Performance Share Unit Award Agreement (2021-2023).

*10.5	Performance-Based Stock Award Retention Program (2021-2026).

*10.6	Amended and Restated Key Employee Separation Plan (February 17, 2021).

*10.7	Executive Recoupment Policy (January 1, 2021).

10.8
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

L.B. FOSTER COMPANY
(Registrant)

Date:	May 5, 2021	By: /s/ William M. Thalman
William M. Thalman
Senior Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)