Form 10-Q
period 2021-06-30
FOSTER L B CO
filed 2021-08-04
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2021
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

As of July 28, 2021, there were 10,834,481 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,140	$7,564
Accounts receivable - net (Note 6)	78,356	58,298
Inventories - net (Note 7)	114,236	116,460
Other current assets	13,737	12,997
Total current assets	210,469	195,319
Property, plant, and equipment - net (Note 8)	60,526	62,085
Operating lease right-of-use assets - net (Note 9)	15,010	16,069
Other assets:
Goodwill (Note 5)	20,428	20,340
Other intangibles - net (Note 5)	34,038	36,897
Deferred tax assets (Note 12)	38,452	38,481
Other assets	1,018	1,204
TOTAL ASSETS	$379,941	$370,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,837	$54,787
Deferred revenue	17,322	7,144
Accrued payroll and employee benefits	7,714	9,182
Current portion of accrued settlement (Note 16)	8,000	8,000
Current maturities of long-term debt (Note 10)	124	119
Other accrued liabilities	12,888	15,740
Current liabilities of discontinued operations (Note 3)	77	330
Total current liabilities	111,962	95,302
Long-term debt (Note 10)	37,121	44,905
Deferred tax liabilities (Note 12)	4,010	4,085
Long-term portion of accrued settlement (Note 16)	22,000	24,000
Long-term operating lease liabilities (Note 9)	12,482	13,516
Other long-term liabilities	11,474	11,757
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at June 30, 2021 and December 31, 2020, 11,115,779; shares outstanding at June 30, 2021 and December 31, 2020, 10,637,580 and 10,563,290, respectively	111	111
Paid-in capital	43,650	44,583
Retained earnings	166,725	165,107
Treasury stock - at cost, 478,199 and 552,489 common stock shares at June 30, 2021 and December 31, 2020, respectively	(11,104)	(12,703)
Accumulated other comprehensive loss	(18,873)	(20,268)
Total L.B. Foster Company stockholders’ equity	180,509	176,830
Noncontrolling interest	383	—
Total stockholders’ equity	180,892	176,830
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$379,941	$370,395
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Sales of goods	$138,309	$122,879	$238,855	$219,267
Sales of services	16,213	18,684	31,747	44,203
Total net sales	154,522	141,563	270,602	263,470
Cost of goods sold	115,087	100,177	199,212	180,656
Cost of services sold	13,274	13,248	26,399	31,554
Total cost of sales	128,361	113,425	225,611	212,210
Gross profit	26,161	28,138	44,991	51,260
Selling and administrative expenses	19,767	18,870	37,793	39,207
Amortization expense	1,470	1,413	2,935	2,843
Interest expense - net	861	1,089	1,732	1,901
Other expense (income) - net	70	(2,306)	129	(1,700)
Income from continuing operations before income taxes	3,993	9,072	2,402	9,009
Income tax expense from continuing operations	1,139	2,102	818	2,044
Income from continuing operations	2,854	6,970	1,584	6,965
Net loss attributable to noncontrolling interest	(22)	—	(34)	—
Income from continuing operations attributable to L.B. Foster Company	2,876	6,970	1,618	6,965
Discontinued operations:
Loss from discontinued operations before income taxes	—	(7,456)	—	(10,087)
Income tax benefit from discontinued operations	—	(1,009)	—	(1,779)
Loss from discontinued operations	—	(6,447)	—	(8,308)
Net income (loss) attributable to L.B. Foster Company	$2,876	$523	$1,618	$(1,343)
Basic income (loss) per common share:
From continuing operations	$0.27	$0.66	$0.15	$0.66
From discontinued operations	—	(0.61)	—	(0.79)
Basic income (loss) per common share	$0.27	$0.05	$0.15	$(0.13)
Diluted income (loss) per common share:
From continuing operations	$0.27	$0.66	$0.15	$0.66
From discontinued operations	—	(0.61)	—	(0.79)
Diluted income (loss) per common share	$0.27	$0.05	$0.15	$(0.13)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$2,854	$523	$1,584	$(1,343)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	538	181	961	(3,526)
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $0, $19, $0, and $(277), respectively	—	55	—	(809)
Cash flow hedges reclassified to earnings, net of tax expense of $98, $0, $196, and $0, respectively	137	—	273	—
Reclassification of pension liability adjustments to earnings, net of tax expense of $24, $31, $48, and $55, respectively*	91	76	182	134
Total comprehensive income (loss)	3,620	835	3,000	(5,544)
Less comprehensive income (loss) attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(22)	—	(34)	—
Foreign currency translation adjustment	51	—	21	—
Amounts attributable to noncontrolling interest	29	—	(13)	—
Comprehensive income (loss) attributable to L.B. Foster Company	$3,591	$835	$3,013	$(5,544)

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$1,584	$6,965
Adjustments to reconcile net income from continuing operations to cash provided by (used in) operating activities:
Deferred income taxes	(93)	1,725
Depreciation	4,008	3,898
Amortization	2,935	2,843
Loss on sales and disposals of property, plant, and equipment	30	1
Stock-based compensation	1,213	1,238

Change in operating assets and liabilities:
Accounts receivable	(19,876)	(7,444)
Inventories	2,820	2,912
Other current assets	(1,391)	(2,540)
Prepaid income tax	741	(958)
Other noncurrent assets	1,215	(4,421)
Accounts payable	10,854	9,166
Deferred revenue	10,168	151
Accrued payroll and employee benefits	(1,506)	(3,896)
Accrued settlement	(2,000)	(2,000)
Other current liabilities	(2,561)	(3,510)
Other long-term liabilities	(1,299)	3,992
Net cash provided by continuing operating activities	6,842	8,122
Net cash used in discontinued operating activities	(253)	(1,974)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	—	11
Capital expenditures on property, plant, and equipment	(2,248)	(5,711)
Net cash used in continuing investing activities	(2,248)	(5,700)
Net cash used in discontinued investing activities	—	(1,722)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(90,666)	(86,345)
Proceeds from debt	82,899	83,748
Debt issuance costs	—	(418)
Treasury stock acquisitions	(547)	(1,660)
Investment of noncontrolling interest	396	—
Net cash used in continuing financing activities	(7,918)	(4,675)
Net cash used in discontinued financing activities	—	(14)
Effect of exchange rate changes on cash and cash equivalents	153	(828)
Net decrease in cash and cash equivalents	(3,424)	(6,791)
Cash and cash equivalents at beginning of period	7,564	14,178
Cash and cash equivalents at end of period	$4,140	$7,387
Supplemental disclosure of cash flow information:
Interest paid	$1,439	$1,504
Income taxes paid	$898	$1,327
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2021
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2021	$111	$43,943	$163,849	$(11,783)	$(19,588)	$354	$176,886
Net income	—	—	2,876	—	—	(22)	2,854
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	91	—	91
Foreign currency translation adjustment	—	—	—	—	487	51	538
Cash flow hedges reclassified to earnings	—	—	—	—	137	—	137
Issuance of 30,145 common shares, net of shares withheld for taxes	—	(679)	—	679	—	—	—
Stock-based compensation	—	386	—	—	—	—	386
Balance, June 30, 2021	$111	$43,650	$166,725	$(11,104)	$(18,873)	$383	$180,892

	Three Months Ended June 30, 2020
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2020	$111	$44,328	$155,659	$(12,896)	$(24,696)	$—	$162,506
Net income	—	—	523	—	—	—	523
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	76	—	76
Foreign currency translation adjustment	—	—	—	—	181	—	181
Unrealized derivative loss on cash flow hedges	—	—	—	—	55	—	55
Issuance of 9,217 common shares, net of shares withheld for taxes	—	(177)	—	174	—	—	(3)
Stock-based compensation	—	558	—	—	—	—	558
Balance, June 30, 2020	$111	$44,709	$156,182	$(12,722)	$(24,384)	$—	$163,896

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2021
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2020	$111	$44,583	$165,107	$(12,703)	$(20,268)	$—	$176,830
Net income	—	—	1,618	—	—	(34)	1,584
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	182	—	182
Foreign currency translation adjustment	—	—	—	—	940	21	961
Cash flow hedges reclassified to earnings	—	—	—	—	273	—	273
Issuance of 106,175 common shares, net of shares withheld for taxes	—	(2,146)	—	1,599	—	—	(547)
Stock-based compensation	—	1,213	—	—	—	—	1,213
Investment of noncontrolling interest	—	—	—	—	—	396	396
Balance, June 30, 2021	$111	$43,650	$166,725	$(11,104)	$(18,873)	$383	$180,892

	Six Months Ended June 30, 2020
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2019	$111	$49,204	$157,525	$(16,795)	$(20,183)	$—	$169,862
Net loss	—	—	(1,343)	—	—	—	(1,343)
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	134	—	134
Foreign currency translation adjustment	—	—	—	—	(3,526)	—	(3,526)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(809)	—	(809)
Issuance of 140,305 common shares, net of shares withheld for taxes	—	(5,733)	—	4,073	—	—	(1,660)
Stock-based compensation	—	1,238	—	—	—	—	1,238
Balance, June 30, 2020	$111	$44,709	$156,182	$(12,722)	$(24,384)	$—	$163,896
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Financial Statements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals, unless otherwise stated herein) considered necessary for a fair presentation of the financial position of L.B. Foster Company and subsidiaries as of June 30, 2021 and December 31, 2020 and its Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), and Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020 and its Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 have been included. However, actual results could differ from those estimates and changes in those estimates are recorded when known. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Reclassifications
Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes principally to conform to the presentation of the current year period. Effective for the quarter ended September 30, 2020, the Company classified IOS Acquisitions, LLC and subsidiaries (“Test and Inspection Services”) as a discontinued operation. Effective for the quarter and year ended December 31, 2020, the Company implemented operational changes in how its Chief Operating Decision Maker (“CODM”) manages its businesses, including resource allocation and operating decisions. As a result of these changes, the Company now has two operating segments, Rail Technologies and Services and Infrastructure Solutions, representing the individual businesses that are run separately under the new structure. The Company has revised the information for all periods presented in this Quarterly Report on Form 10-Q to reflect these reclassifications.

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
Note 2. Business Segments
The Company provides products and services for the rail industry and solutions to support critical infrastructure projects. The Company’s innovative engineering and product development solutions address the safety, reliability, and performance of its customers’ challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia. The Company’s segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred, (b) whose operating results are regularly reviewed by the CODM, who uses such information to make decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. Operating segments are evaluated on their segment profit contribution to the Company’s consolidated results. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis. The Company’s segment accounting policies are described in Note 2 Business Segments of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year-ended December 31, 2020.

The following table illustrates the Company’s revenues and profit from operations by segment for the periods indicated:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Technologies and Services	$88,782	$5,963	$74,939	$5,816
Infrastructure Solutions	65,740	2,347	66,624	4,856
Total	$154,522	$8,310	$141,563	$10,672

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Technologies and Services	$155,014	$8,495	$145,143	$6,987
Infrastructure Solutions	115,588	1,681	118,327	6,461
Total	$270,602	$10,176	$263,470	$13,448

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

The following table provides a reconciliation of segment net profit from continuing operations to the Company’s consolidated continuing operations total for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Profit for reportable segments	$8,310	$10,672	$10,176	$13,448
Interest expense - net	(861)	(1,089)	(1,732)	(1,901)
Other (expense) income - net	256	2,292	197	2,421
Unallocated corporate expenses and other unallocated charges	(3,712)	(2,803)	(6,239)	(4,959)
Income before income taxes from continuing operations	$3,993	$9,072	$2,402	$9,009

The following table illustrates assets of the Company by segment for the periods presented:

	June 30, 2021	December 31, 2020
Rail Technologies and Services	$176,863	$161,485
Infrastructure Solutions	137,433	137,519
Unallocated corporate assets	65,645	71,391
Total	$379,941	$370,395
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

There was no activity regarding the Company’s discontinued operations during the three and six months ended June 30, 2021. The following table provides the net sales and losses from discontinued operations for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020

Net sales	$4,203	$11,071
Loss from discontinued operations before income taxes	(7,456)	(10,087)
Income tax benefit from discontinued operations	(1,009)	(1,779)
Loss from discontinued operations	$(6,447)	$(8,308)
Note 4. Revenue
Revenue from products or services provided to customers over time accounted for 27.9% and 25.1% of revenue for the three months ended June 30, 2021 and 2020, respectively, and 26.8% and 25.9% of revenue for the six months ended June 30, 2021 and 2020, respectively. The majority of revenue under these long-term agreements is recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts its performance to date under the terms of the contract. Revenue recognized over time using an input measure was $27,687 and $24,858 for the three months ended June 30, 2021 and 2020, respectively, and $48,795 and $49,290 for the six months ended June 30, 2021 and 2020, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $15,487 and $10,688 for the three months ended June 30, 2021 and 2020, respectively, and was $23,751 and $19,033 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company had contract assets of $40,496 and $37,843, respectively, that were recorded in “Inventories - net” within the Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, the Company had contract liabilities of $6,098 and $1,324, respectively, that were recorded in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time. Point in time revenue accounted for 72.1% and 74.9% of revenue for the three months ended June 30, 2021 and 2020, respectively, and 73.2% and 74.1% of revenue for the six months ended June 30, 2021 and 2020, respectively. The Company recognizes revenue at the point in time at which the customer obtains control of the product or service, which is generally when the product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at a physical location.

The following table summarizes the Company’s net sales by major product and service category for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rail Products	$64,565	$56,500	$108,375	$104,399
Rail Technologies	24,217	18,439	46,639	40,744
Rail Technologies and Services	88,782	74,939	155,014	145,143
Fabricated Steel Products	32,223	25,580	59,944	43,971
Precast Concrete Products	20,073	16,428	32,751	27,071
Coatings and Measurement	13,444	24,616	22,893	47,285
Infrastructure Solutions	65,740	66,624	115,588	118,327
Total net sales	$154,522	$141,563	$270,602	$263,470

Net sales by the timing of the transfer of products and services was as follows for the periods presented:

	Three Months Ended June 30, 2021
	Rail Technologies and Services	Infrastructure Solutions	Total
Point in time	$71,711	$39,637	$111,348
Over time	17,071	26,103	43,174
Total net sales	$88,782	$65,740	$154,522

	Three Months Ended June 30, 2020
	Rail Technologies and Services	Infrastructure Solutions	Total
Point in time	$61,275	$44,742	$106,017
Over time	13,664	21,882	35,546
Total net sales	$74,939	$66,624	$141,563

	Six Months Ended June 30, 2021
	Rail Technologies and Services	Infrastructure Solutions	Total
Point in time	$123,755	$74,301	$198,056
Over time	31,259	41,287	72,546
Total net sales	$155,014	$115,588	$270,602

	Six Months Ended June 30, 2020
	Rail Technologies and Services	Infrastructure Solutions	Total
Point in time	$116,163	$78,984	$195,147
Over time	28,980	39,343	68,323
Total net sales	$145,143	$118,327	$263,470

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets, included in “Inventories - net”), and billings in excess of costs (contract liabilities, included in “Deferred revenue”) within the Condensed Consolidated Balance Sheets.

Significant changes in contract assets during the six months ended June 30, 2021 resulted from transfers of $18,049 from the contract assets balance as of December 31, 2020 to receivables. Significant changes in contract liabilities during the six months ended June 30, 2021 resulted from increases of $5,524 due to billings in excess of costs, excluding amounts recognized as revenue during the period. Contract liabilities were reduced due to revenue recognized during the three months ended June 30, 2021 and 2020 of $228 and $1,237, respectively, and revenue recognized during the six months ended June 30, 2021 and 2020 of $904 and $3,851, respectively, which were included in contract liabilities at the beginning of each period.

As of June 30, 2021, the Company had approximately $253,231 of obligations under new contracts and remaining performance obligations, which is also referred to as backlog. Approximately 10.8% of the June 30, 2021 backlog was related to projects that are anticipated to extend beyond June 30, 2022.
Note 5. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail Technologies and Services	Infrastructure Solutions	Total
Balance as of December 31, 2020	$14,743	$5,597	$20,340
Foreign currency translation impact	88	—	88
Balance as of June 30, 2021	$14,831	$5,597	$20,428

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which included the impacts of COVID-19. However, the future impacts of COVID-19 are unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of June 30, 2021.

The components of the Company’s intangible assets were as follows for the periods presented:

	June 30, 2021
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	394	(220)	174
Customer relationships	18	36,402	(17,190)	19,212
Trademarks and trade names	16	7,820	(4,428)	3,392
Technology	13	35,841	(24,581)	11,260
		$80,457	$(46,419)	$34,038

	December 31, 2020
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	383	(206)	177
Customer relationships	18	36,269	(15,914)	20,355
Trademarks and trade names	16	7,809	(4,135)	3,674
Technology	13	35,815	(23,124)	12,691
		$80,276	$(43,379)	$36,897
The Company amortizes intangible assets over their useful lives, which range from 5 to 25 years, with a total weighted average amortization period of approximately 16 years as of June 30, 2021. Amortization expense was $1,470 and $1,413 for the three months ended June 30, 2021 and 2020, respectively, and was $2,935 and $2,843 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, estimated amortization expense for the remainder of 2021 and thereafter was as follows:

Amortization Expense
Remainder of 2021	$2,925
2022	5,786
2023	5,315
2024	4,324
2025	2,462
2026 and thereafter	13,226
$34,038
Note 6. Accounts Receivable
The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable as of June 30, 2021 and December 31, 2020 have been reduced by an allowance for credit losses of $780 and $944, respectively. Changes in reserves for uncollectible accounts, which are recorded as part of “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations, resulted in expense of $40 and $221 for the three months ended June 30, 2021 and 2020, respectively, and expense of $18 and $307 for the six months ended June 30, 2021 and 2020, respectively.

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

The established reserve thresholds to calculate the allowance for credit loss are based on and supported by historic collection patterns and bad debt expense incurred by the Company, as well as the expectation that collection patterns and bad debt expense will continue to adhere to patterns observed in recent years, which was formed based on trends observed as well as current and expected future conditions, including the impacts of the COVID-19 pandemic. Management maintains high-quality credit review practices as well as positive customer relationships that further mitigate credit risk.

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2020	$944
Current period provision	18
Write-off against allowance	(182)
Balance as of June 30, 2021	$780
Note 7. Inventory
Inventories as of June 30, 2021 and December 31, 2020 are summarized in the following table:

	June 30, 2021	December 31, 2020
Finished goods	$47,474	$60,766
Contract assets	40,496	37,843
Work-in-process	4,527	5,143
Raw materials	21,739	12,708
Inventories - net	$114,236	$116,460

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
Note 8. Property, Plant, and Equipment
Property, plant, and equipment as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Land	$6,636	$6,627
Improvements to land and leaseholds	17,771	17,573
Buildings	27,598	27,348
Machinery and equipment, including equipment under finance leases	118,060	116,175
Construction in progress	1,325	915
Gross property, plant, and equipment	171,390	168,638
Less accumulated depreciation and amortization, including accumulated amortization of finance leases	(110,864)	(106,553)
Property, plant, and equipment - net	$60,526	$62,085

Depreciation expense was $2,018 and $1,963 for the three months ended June 30, 2021 and 2020, respectively, and $4,008 and $3,898 for the six months ended June 30, 2021 and 2020, respectively. The Company reviews its property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The Company recognizes an impairment loss if it believes that the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no impairments of property, plant, and equipment during the six months ended June 30, 2021 and 2020.

Note 9. Leases
The Company determines if an arrangement is a lease at its inception. Operating leases are included in “Operating lease right-of-use assets - net,” “Other accrued liabilities,” and “Long-term operating lease liabilities” within the Condensed Consolidated Balance Sheets. Finance leases are included within “Property, plant, and equipment - net,” “Current maturities of long-term debt,” and “Long-term debt” within the Condensed Consolidated Balance Sheets.

The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of June 30, 2021, the Company’s leases had remaining lease terms of 2 to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year.

The balance sheet components of the Company’s leases were as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$15,010	$16,069
Other accrued liabilities	$2,528	$2,553
Long-term operating lease liabilities	12,482	13,516
Total operating lease liabilities	$15,010	$16,069
Finance leases
Property, plant, and equipment	$1,163	$1,116
Accumulated amortization	(943)	(869)
Property, plant, and equipment - net	$220	$247
Current maturities of long-term debt	$124	$119
Long-term debt	96	128
Total finance lease liabilities	$220	$247

The components of lease expense within the Company’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of finance leases	$51	$175	$102	$352
Interest on lease liabilities	20	18	42	36
Operating lease cost	694	748	1,336	1,546
Sublease income	(50)	(50)	(100)	(67)
Total lease cost	$715	$891	$1,380	$1,867

The cash flow components of the Company’s leases were as follows for the three and six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$(1,630)	$(1,965)
Financing cash flows related to finance leases	(111)	(352)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$279	$6,435

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows as of the dates presented:

	June 30,
	2021	2020
Operating lease weighted-average remaining lease term	7	8
Operating lease weighted-average discount rate	5.2%	5.2%
Finance lease weighted-average remaining lease term	1	2
Finance lease weighted-average discount rate	4.2%	4.2%

As of June 30, 2021, estimated annual maturities of lease liabilities remaining for the year ending December 31, 2021 and thereafter were as follows:

	Operating Leases	Finance Leases
Remainder of 2021	$1,676	$91
2022	2,991	115
2023	2,667	42
2024	2,589	11
2025	2,386	—
2026 and thereafter	5,383	—
Total undiscounted lease payments	17,692	259
Interest	(2,682)	(39)
Total	$15,010	$220
Note 10. Long-term Debt and Related Matters
Long-term debt consisted of the following:

	June 30, 2021	December 31, 2020
Revolving credit facility	$37,025	$44,777
Finance leases and financing agreements	220	247
Total	37,245	45,024
Less current maturities	(124)	(119)
Long-term portion	$37,121	$44,905

On June 26, 2020, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the First Amendment (the “First Amendment”) to its Third Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., Citizens Bank, N.A., and BMO Harris Bank, N.A. The First Amendment modified the Credit Agreement, which had a maximum revolving credit line of $140,000 and provided for a $25,000 term loan of which $22,500 remained outstanding as of June 26, 2020. The First Amendment provided for a reduction in the revolving credit facility to permit aggregate borrowings of the Borrowers up to $120,000 with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate, and repaid and terminated the outstanding term loan by drawing funds on the revolving credit facility. The First Amendment provides additional $5,000 annual reductions to the revolving credit facility that began on December 31, 2020 through the maturity of the facility on April 30, 2024.

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

The Company’s and the domestic, Canadian, and United Kingdom guarantors’ (the “Guarantors”) obligations under the Credit Agreement, as amended, are secured by the grant of a security interest by the Borrowers and Guarantors in substantially all of the personal property owned by such entities. Additionally, the equity interests in each of the loan parties, other than the Company, and the equity interests held by each loan party in its respective domestic subsidiaries, have been pledged to the lenders as collateral for the lending obligations.

The Credit Agreement, as amended, permits the Company to pay dividends and make distributions and redemptions with respect to its stock provided no event of default or potential default (as defined in the Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Additionally, the Credit Agreement, as amended, permits the Company to complete acquisitions so long as (a) no event of default or potential default has occurred prior to or as a result of such acquisition; (b) the liquidity of the Borrowers is not less than $25,000 prior to and after giving effect to such acquisition; and (c) the aggregate consideration for the acquisition did not exceed: (i) $50,000 per acquisition; (ii) $50,000 in the aggregate for multiple acquisitions entered into during four consecutive quarters; and (iii) $100,000 in the aggregate over the term of the Credit Agreement.

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

As of June 30, 2021, the Company was in compliance with the covenants in the Credit Agreement, as amended.

As of June 30, 2021, the Company had outstanding letters of credit of approximately $497 and had net available borrowing capacity of $77,478, subject to covenant restrictions. The maturity date of the facility is April 30, 2024.

Note 11. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for basic and diluted loss per common share:
Income from continuing operations	$2,854	$6,970	$1,584	$6,965
Loss from discontinued operations	—	(6,447)	—	(8,308)
Net income (loss)	$2,854	$523	$1,584	$(1,343)
Denominator:
Weighted average shares outstanding	10,619	10,557	10,601	10,518
Denominator for basic income (loss) per common share	10,619	10,557	10,601	10,518
Effect of dilutive securities:
Stock compensation plans	115	66	128	—
Dilutive potential common shares	115	66	128	—
Denominator for diluted income (loss) per common share - adjusted weighted average shares outstanding	10,734	10,623	10,729	10,518
Continuing operations	$0.27	$0.66	$0.15	$0.66
Discontinued operations	—	(0.61)	—	(0.79)
Basic income (loss) per common share	$0.27	$0.05	$0.15	$(0.13)
Continuing operations	$0.27	$0.66	$0.15	$0.66
Discontinued operations	—	(0.61)	—	(0.79)
Diluted income (loss) per common share	$0.27	$0.05	$0.15	$(0.13)

There were no anti-dilutive shares during the three months ended June 30, 2021 and 2020 and six months ended June 30, 2021. There were 131 anti-dilutive shares during the six months ended June 30, 2020.
Note 12. Income Taxes
For the three months ended June 30, 2021 and 2020, the Company recorded an income tax expense of $1,139 on pre-tax income from continuing operations of $3,993 and an income tax expense of $2,102 on pre-tax income from continuing operations of $9,072, respectively, for effective income tax rates of 28.5% and 23.2%, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded an income tax expense of $818 on pre-tax income from continuing operations of $2,402 and an income tax expense of $2,044 on pre-tax income from continuing operations of $9,009, respectively, for effective income tax rates of 34.1% and 22.7%, respectively. The Company’s effective tax rate for the three- and six-month periods ended differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, and research tax credits.
Note 13. Stock-based Compensation
The Company applies the provisions of the FASB’s Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service periods. The Company recorded stock-based compensation expense related to restricted stock awards and performance share units of $386 and $558 for the three months ended June 30, 2021 and 2020, respectively, and expense of $1,213 and $1,238 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, unrecognized compensation expense for unvested awards approximated $5,138. The Company expects to recognize this expense over the upcoming 3.7 years through February 2025.

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

In February 2021, the Compensation Committee approved the 2021 Performance Share Unit Program and the Executive Annual Incentive Compensation Plan (consisting of cash and equity components). Also in February 2021, the Board of Directors approved a special performance-based stock retention program under the 2006 Omnibus Plan, whereby eligible executives could earn shares of Company common stock provided that the Company’s stock price achieves certain enumerated thirty-day average closing stock price hurdles over a five-year performance period. Any shares earned are payable no earlier than the third anniversary of the date of the grant. The program expires on February 28, 2026, after which date no shares may be earned or distributed.

The following table summarizes the restricted stock awards, deferred stock units, and performance share units activity for the six months ended June 30, 2021:

	Restricted Stock	Deferred Stock Units	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	171,934	66,136	150,022	$18.05
Granted	108,300	8,814	141,471	16.13
Vested	(98,234)	—	(7,940)	19.08
Adjustment for incentive awards expected to vest	—	—	(55,743)	17.87
Outstanding as of June 30, 2021	182,000	74,950	227,810	$17.77
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

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of June 30, 2021 and December 31, 2020, the interest rate swaps were recorded in “Other accrued liabilities” within the Condensed Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$18	$18	$—	$—	$18	$18	$—	$—
Total assets	$18	$18	$—	$—	$18	$18	$—	$—
Interest rate swaps	$635	$—	$635	$—	$1,097	$—	$1,097	$—
Total liabilities	$635	$—	$635	$—	$1,097	$—	$1,097	$—

Prior to the third quarter of 2020, the Company accounted for the interest rate swaps as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate on its debt. In the third quarter of 2020, the Company dedesignated its cash flow hedges and now accounts for all existing interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. In connection with this dedesignation, the Company froze the balances recorded in “Accumulated other comprehensive loss” at June 30, 2020 and reclassifies balances to earnings as the underlying physical transactions occur, unless it is no longer probable that the physical transaction will occur at which time the related gains deferred in Other Comprehensive Income will be immediately recorded in earnings. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and included in “Interest expense - net” in the Condensed Consolidated Statements of Operations as the interest expense from the Company’s debt is recognized. For the three months ended June 30, 2021 and 2020, the Company recognized interest expense of $245 and $217, respectively, and for the six months ended June 30, 2021 and 2020, the Company recognized interest expense of $480 and $290, respectively, from interest rate swaps.

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

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$43	$56	$86	$112
Expected return on plan assets	(62)	(58)	(124)	(115)
Recognized net actuarial loss	25	13	49	27
Net periodic pension cost	$6	$11	$11	$24

The Company has made contributions to its United States defined benefit pension plan of $300 during the six months ended June 30, 2021 and expects to make total contributions of $450 during 2021.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$28	$43	$56	$86
Expected return on plan assets	(65)	(58)	(130)	(116)
Amortization of prior service costs and transition amount	7	6	14	12
Recognized net actuarial loss	83	63	166	126
Net periodic pension cost	$53	$54	$106	$108

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. For the six months ended June 30, 2021, the Company contributed approximately $171 to the plan. The Company anticipates total contributions of approximately $342 to the United Kingdom pension plan during 2021.

Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$408	$433	$772	$295
Canada	40	30	86	69
United Kingdom	135	101	255	210
	$583	$564	$1,113	$574
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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2020	$1,249
Additions to warranty liability	226
Warranty liability utilized	(518)
Balance as of June 30, 2021	$957

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

The expected payments under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2021 and thereafter are as follows:

Year Ending December 31,
Remainder of 2021	$6,000
2022	8,000
2023	8,000
2024	8,000
Total	$30,000

Environmental and Legal Proceedings
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings.

On June 5, 2017, a General Notice Letter was received from the United States Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion, respectively, and the remedial work is expected to take as long as 13 years to complete. These costs may increase given that the remedy will not be initiated or completed for several years. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement which provides for a private allocation process among almost 100 PRPs in a working group whose work is ongoing. On March 26, 2020, the EPA issued a Unilateral Administrative Order to two parties requiring them to perform remedial design work for that portion of the Harbor Superfund Site that includes the area closest to the facility; the Company was not a recipient of this Unilateral Administrative Order. The Company cannot predict the ultimate impact of these proceedings because of the large number of PRPs involved throughout the harbor site, the size and extent of the site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, potential comparative liability between the allocation parties and regarding non-participants, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company. As more information develops and the allocation process is completed, and given the resolution of factors like those described above, an unfavorable resolution could have a material adverse effect.

As of June 30, 2021 and December 31, 2020, the Company maintained environmental reserves approximating $2,524 and $2,562, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance as of December 31, 2020	$2,562
Environmental obligations utilized	(38)
Balance as of June 30, 2021	$2,524

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of June 30, 2021.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of June 30, 2021, no such disclosures were considered necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: the COVID-19 pandemic, including the impact of any worsening of the pandemic, or the emergence of new variants of the virus, on our financial condition or results of operations, and any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments; a continued deterioration in the prices of oil and natural gas and the related impact on the upstream and midstream energy markets, which could result in further cost mitigation actions, including additional shutdowns or furlough periods; a continuation or worsening of the adverse economic conditions in the markets we serve, whether as a result of the current COVID-19 pandemic, including its impact on travel and demand for oil and gas, the continued deterioration in the prices for oil and gas, governmental travel restrictions, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a continuing decrease in freight or transit rail traffic, including as a result of the COVID-19 pandemic; environmental matters, including any costs associated with any remediation and monitoring; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the 2020 disposition of the IOS Test and Inspection Services business and acquisition of LarKen Precast, LLC, and to realize anticipated benefits; costs of and impacts associated with shareholder activism; continued customer restrictions regarding the on-site presence of third party providers due to the COVID-19 pandemic; the timeliness and availability of materials from our major suppliers, including any continuation or worsening of the disruptions in the supply chain experienced as a result of the COVID-19 pandemic, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, including as experienced in 2020, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the significant disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the effectiveness of our continued implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.

The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

General Overview and Business Update
L.B. Foster Company provides products and services for the rail industry and solutions to support critical infrastructure projects. The Company’s innovative engineering and product development solutions address the safety, reliability, and performance of its customers’ challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia. The Company is organized and operates in two business segments: Rail Technologies and Services (“Rail”) and Infrastructure Solutions. The Rail segment is comprised of several manufacturing and distribution businesses that provide a variety of products and services for freight and passenger railroads and industrial companies throughout the world. The Infrastructure Solutions segment is composed of precast concrete products, piling, fabricated bridge, protective coating, threading, and precision measurement offerings across North America.

Results for the quarter ended June 30, 2021 reflected a $12,959 increase in revenues from the prior year quarter, driven by the strength in the rail, precast concrete products, and fabricated steel products markets reflecting the continuing dissipation of the effects of the pandemic on the Company's results. A portion of the revenue increase during the quarter resulted from projects that, after customer delays, finally moved ahead during the second quarter. Investment in transportation and general infrastructure projects is progressing in the majority of the markets that the Company serves, while both the freight and transit rail markets continue to invest in operational improvements. The Company’s transit rail markets have received funding from U.S. federal legislation enacted over the past year to bridge budget shortfalls from lower ridership volume.

Despite the significant increase in revenues, gross profit declined by $1,977 during the quarter driven by the continued deferral of projects in the midstream pipeline markets for protective coatings and measurement systems. While the Company did experience pockets of recovery in this business line during the quarter, the Company's operating margins continue to be impacted by the overall weakness in the midstream energy market. The Company is anticipating that difficulties associated with this business line to continue through at least the remainder of the year. In addition, the Company is continuing to monitor elevated commodity prices, particularly with regard to steel and concrete raw materials, as unanticipated delays in availability of commodities and supplies could have an impact on production and project schedules resulting in prolongation and increased costs. While the Company has taken steps to mitigate the impact of these inflationary pressures on its margins, the elevated prices associated with these products may erode margins associated with certain business lines if prices remain at current levels over an extended period of time.

Net sales for the second quarter of 2021 were $154,522, a $12,959 increase, or 9.2%, compared to the prior year quarter. The sales increase was attributable to the Company’s Rail segment, which increased by 18.5% from the prior year quarter. The $13,843 increase in the Rail segment was attributable to a significant increase in new rail sales in the Rail Products business unit during the quarter, coupled with an increase in revenues in the Company's European operations as a result of increased service revenue following the easing of pandemic related restrictions in that region. The $884 decline in the Infrastructure Solutions segment was wholly attributable to the Coatings and Measurement business unit, which continues to face a challenging environment in the midstream energy market due to excess infrastructure pipeline capacity. The decrease in Infrastructure Solutions was partially offset by revenue increases in both its Precast Concrete Products and Fabricated Steel Products business units. The increase in the Precast Concrete Products business unit was partially attributable to the year-over-year increase from its Nampa, ID facility, which was relocated from Spokane, WA in the first quarter of 2020 and had not yet reached full operational efficiency in the prior year quarter.

Gross profit for the second quarter of 2021 was $26,161, a $1,977 decrease, or 7.0%, from the prior year quarter. The consolidated gross profit margin of 16.9% decreased by 300 basis points when compared to the prior year quarter, with the decline attributable to both segments. In the Infrastructure Solutions segment, gross profit declined from the prior year quarter by $3,616, driven by the decline in revenues in the Coatings and Measurement business line. Infrastructure Solution gross profit margin was down 520 basis points compared to last year’s second quarter. Gross profit increased in the Rail segment by $1,639, driven by the $13,843 increase in revenues. The 120 basis point decline in gross profit margin in the Rail segment was primarily attributable to higher sales volumes in its distribution business during the quarter.

Selling and administrative expenses in the second quarter of 2021 increased by $897, or 4.8%, from the prior year quarter, primarily driven by increases in professional services of $622. Selling and administrative expenses as a percent of net sales decreased to 12.8%, down 50 basis points from the prior year quarter.

Net income from continuing operations for the second quarter of 2021 was $2,854, or $0.27 per diluted share, a reduction of $4,116, or $0.39 per diluted share, from the prior year quarter. The prior year quarter was favorably impacted by the receipt of a non-recurring disbursement from an unconsolidated partnership of $1,428, net of tax.

Backlog in the second quarter of 2021 increased by $28,026 compared to June 30, 2020, driven by a 26.6% increase for the Infrastructure Solutions segment. The backlog for the Precast Concrete Products and Fabricated Steel Products business units increased by $31,005 in the aggregate from prior year as these business units continue to benefit from infrastructure investment in the regions that the Company serves. The Coatings and Measurement business line continues to be affected by the ongoing deferral of infrastructure investment in the midstream pipeline markets, but has seen some level of recovery in certain areas of this business line, with backlog increasing by $626 compared to June 30, 2020 and increasing by $7,446 since December 31, 2020. However, activity still remains depressed as pipeline projects continue to be deferred, and the outlook for this business line remains weak for at least the remainder of 2021. The primary driver of the year-over-year decline of $3,605 in backlog in the Rail segment was the significant increase in revenue during the quarter ended June 30, 2021. The Rail segment new orders declined modestly compared to the prior year quarter with a decrease of 4.0%, but project activity in both the Rail Products and Rail Technologies is healthy, resulting in the Rail segment's backlog remaining above pre-pandemic levels as of June 30, 2021.

The Company’s consolidated backlog stood at $253,231 as of June 30, 2021, an increase of $4,999, or 2.0%, from December 31, 2020, and an increase of $28,026, or 12.4%, over the prior year period. The Company continues to see strong order activity for infrastructure projects, with the second quarter of 2021 producing the highest level of order activity for the Company since the fourth quarter of 2019. Pandemic restrictions in the United Kingdom are expected to continue to ease, which we expect to provide for a favorable outlook for our rail operations in Europe for the remainder of 2021, assuming no resumption of such restrictive measures. The Coatings and Measurement business line, which primarily serves midstream energy customers, is expected to remain weak, although the Company has seen pockets of strength in order activity for portions of this business during the second quarter, albeit at compressed margins versus historical levels. This business unit continues to face significant headwinds; further cost mitigation actions, including additional shutdowns or furlough periods, could be implemented in certain divisions of the Coatings and Measurement business unit if order rates do not improve in the coming months. The Company anticipates its Precast Concrete Products and Fabricated Steel business lines to continue to directly benefit from current infrastructure investment trends, as demonstrated by the activity levels in these businesses through the second quarter of 2021, with certain divisions in these business lines operating at near-capacity levels. With its robust backlog and improving commercial and operating environment, the Company remains optimistic about its prospects for year-over-year revenue growth in the second half of 2021.

Results of the Quarter

	Three Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020
Net Sales:
Rail Technologies and Services	$88,782	$74,939	18.5%	57.5%	52.9%
Infrastructure Solutions	65,740	66,624	(1.3)	42.5	47.1
Total net sales	$154,522	$141,563	9.2%	100.0%	100.0%

	Three Months Ended June 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Three Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020
Gross Profit:
Rail Technologies and Services	$16,660	$15,021	10.9%	18.8%	20.0%
Infrastructure Solutions	9,501	13,117	(27.6)	14.5	19.7
Total gross profit	$26,161	$28,138	(7.0)%	16.9%	19.9%

	Three Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020
Expenses:
Selling and administrative expenses	$19,767	$18,870	4.8%	12.8%	13.3%
Amortization expense	1,470	1,413	4.0	1.0	1.0
Interest expense - net	861	1,089	(20.9)	0.6	0.8
Other expense (income) - net	70	(2,306)	103.0	0.0	(1.6)
Income from continuing operations before income taxes	$3,993	$9,072	(56.0)%	2.6%	6.4%
Income tax expense	1,139	2,102	(45.8)	0.7	1.5
Income from continuing operations	$2,854	$6,970	(59.1)%	1.8%	4.9%
Net loss attributable to noncontrolling interest	(22)	—	**	(0.0)	—
Income from continuing operations attributable to L.B. Foster Company	$2,876	$6,970	(58.7)%	1.9%	4.9%

** Results of the calculation are not considered meaningful for presentation purposes.

Second Quarter 2021 Compared to Second Quarter 2020 – Company Analysis
Net sales of $154,522 for the three months ended June 30, 2021 increased by $12,959, or 9.2%, compared to the prior year quarter. The sales growth was attributable to a $13,843, or 18.5%, increase in the Rail Technologies and Services segment. The increase was partially offset by a sales reduction within the Infrastructure Solutions segment of $884, or 1.3%. The increased sales reflect recovery as the negative effects caused by the COVID-19 pandemic began to subside, while the weakness in the midstream market continues to negatively impact the Infrastructure Solutions segment sales.

Gross profit decreased by $1,977 compared to the prior year quarter to $26,161 for the three months ended June 30, 2021. The decline in gross profit was attributable to the Infrastructure Solutions segment, which decreased by 27.6%, driven primarily by the year-over-year decline in sales in the Coatings and Measurement business line. This was partially offset by the Rail Technologies and Services segment’s gross profit, which increased by 10.9%. Gross profit margin for the three months ended June 30, 2021 was 16.9%, or 300 basis points (“bps”) lower than the prior year quarter, primarily due to Infrastructure Solutions.

Selling and administrative expenses increased by $897, or 4.8%, compared to the prior year quarter. The increase in expense was primarily driven by an increase of $622 in third-party professional services expenses. As a percent of sales, selling and administrative expenses decreased 50 bps compared to the prior year quarter. Other expenses (income) - net increased by $2,376, or 103.0%, compared to the prior year quarter primarily from non-routine distribution from an unconsolidated partnership of $1,874 received in the prior year quarter.

The Company’s effective income tax rate for the three months ended June 30, 2021 was 28.5%, compared to 23.2% in the prior year quarter. The Company’s effective income tax rate for the quarter ended June 30, 2021 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, and research tax credits.

Net income from continuing operations for the second quarter of 2021 was $2,854, or $0.27 per diluted share, compared to $6,970, or $0.66 per diluted share, in the prior year quarter. The decrease was driven by the decrease in gross profit and increases in selling and administrative expense and other expense.
Results of Operations – Segment Analysis
Rail Technologies and Services

	Three Months Ended June 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$88,782	$74,939	$13,843	18.5%
Gross profit	$16,660	$15,021	$1,639	10.9%
Gross profit percentage	18.8%	20.0%	(1.2)%	(6.4)%
Segment profit	$5,963	$5,816	$147	2.5%
Segment profit percentage	6.7%	7.8%	(1.1)%	(14.1)%

Second Quarter 2021 Compared to Second Quarter 2020
The Rail Technologies and Services segment sales for the three months ended June 30, 2021 increased by $13,843, or 18.5%, compared to the prior year quarter. The increase in sales was driven by both the Rail Products and Rail Technologies business units, which increased by $8,068, or 14.3%, and $5,778, or 31.3%, respectively, from the prior year quarter. The increase in the Rail Products business line was driven by an increase in new rail sales as compared to the prior year period. The sales increase in the Rail Technologies business unit was primarily related to increases in our European operations attributable to increased service revenue following the easing of pandemic related restrictions in regions in which the Company operates.

The Rail Technologies and Services segment gross profit increased by $1,639, or 10.9%, from the prior year quarter. The increase was driven by increased sales volume across both business units. Segment gross profit margin decreased by 120 bps as a result of substantial revenue increases in our distribution business during the quarter, which has lower margins relative to the segment as a whole. Segment profit was $5,963, a $147 increase over the prior year quarter. Selling and administrative expenses incurred by the segment increased by $599 compared to the prior year period, primarily attributable to increased employee benefit and travel costs, partially due to the easing of travel restrictions that were experienced in the second quarter of 2020. Other income declined $851 from the prior year quarter primarily from the reversal of an estimated disposal liability in the prior year quarter.

During the current quarter, the Rail Technologies and Services segment had a decrease in new orders of 4.0% compared to the prior year period, driven entirely by the Rail Products business unit, partially offset by an increase in orders within Rail Technologies. Backlog as of June 30, 2021 was $102,580, a decrease of $3,605, or 3.4%, from June 30, 2020, as a result of the increase in sales volume during the quarter compared to new order activity. Backlog remains strong, and was above pre-pandemic levels as of June 30, 2021.

Infrastructure Solutions

	Three Months Ended June 30,		Decrease	Percent Decrease
	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$65,740	$66,624	$(884)	(1.3)%
Gross profit	$9,501	$13,117	$(3,616)	(27.6)%
Gross profit percentage	14.5%	19.7%	(5.2)%	(26.6)%
Segment profit	$2,347	$4,856	$(2,509)	(51.7)%
Segment profit percentage	3.6%	7.3%	(3.7)%	(51.0)%

Second Quarter 2021 Compared to Second Quarter 2020
The Infrastructure Solutions segment sales for the three months ended June 30, 2021 decreased by $884, or 1.3%, compared to the prior year quarter. The decline was wholly attributable to the Coatings and Measurement business unit, which experienced a sales reduction of $11,172 compared to the quarter ended June 30, 2020, driven by unfavorable conditions in the midstream energy market, which has resulted from the current excess capacity in U.S. pipeline infrastructure and general lack of pipeline infrastructure investment. Partially offsetting the overall segment sales decline, the Fabricated Steel Products and Precast Concrete Products business units had increases in sales compared to the prior year quarter of $6,643, or 26.0%, and $3,645, or 22.2%, respectively. The increase in the Precast Concrete Products business unit was partially attributable to the year-over-year increase from its Nampa, ID facility, which was relocated from Spokane, WA in the first quarter of 2020 and had not yet reached full operational efficiency in the prior year quarter.

Infrastructure Solutions gross profit decreased by $3,616, or 27.6%, from the prior year quarter. The decline was primarily attributable to decreases in sales volume in the Coatings and Measurement business unit, which accounted for a significant portion of the overall segment gross profit decline, and was also the primary driver of segment gross profit margin decline of 520 bps for the second quarter of 2021 when compared to the prior year quarter. Other expense for the second quarter of 2021 was reduced by $747 when compared to the prior quarter, primarily due to the relocation and restructuring activities that occurred in the prior year. The segment profit of $2,347 was a reduction of $2,509 from the prior year quarter segment profit of $4,856.

During the quarter, the Infrastructure Solutions segment had an increase in new orders of 12.6% compared to the prior year quarter, driven by increases in both the Fabricated Steel Products and Coatings and Measurement business units, which were partially offset by order declines in the Precast Concrete Products business unit. Backlog as of June 30, 2021 was $150,651, an increase $31,631, or 26.6%, from June 30, 2020 due to increases in backlog across all business units.

Six Month Results

	Six Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Six Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020
Net Sales:
Rail Technologies and Services	$155,014	$145,143	6.8%	57.3%	55.1%
Infrastructure Solutions	115,588	118,327	(2.3)	42.7	44.9
Total net sales	$270,602	$263,470	2.7%	100.0%	100.0%

	Six Months Ended June 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Six Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020
Gross Profit:
Rail Technologies and Services	$29,465	$27,513	7.1%	19.0%	19.0%
Infrastructure Solutions	15,526	23,747	(34.6)	13.4	20.1
Total gross profit	$44,991	$51,260	(12.2)%	16.6%	19.5%

	Six Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Six Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020
Expenses:
Selling and administrative expenses	37,793	$39,207	(3.6)%	14.0%	14.9%
Amortization expense	2,935	2,843	3.2	1.1	1.1
Interest expense - net	1,732	1,901	(8.9)	0.6	0.7
Other expense (income) - net	129	(1,700)	107.6	0.0	(0.6)
Income from continuing operations before income taxes	$2,402	$9,009	(73.3)%	0.9%	3.4%
Income tax expense	818	2,044	(60.0)	0.3	0.8
Income from continuing operations	$1,584	$6,965	(77.3)%	0.6%	2.6%
Net loss attributable to noncontrolling interest	(34)	—	**	(0.0)	—
Income from continuing operations attributable to L.B. Foster Company	$1,618	$6,965	(76.8)%	0.6%	2.6%

** Results of the calculation are not considered meaningful for presentation purposes.

First Six Months 2021 Compared to First Six Months 2020 – Company Analysis
Net sales of $270,602 for the six months ended June 30, 2021 increased by $7,132, or 2.7%, compared to the prior year period. The sales growth was attributable to an increase of $9,871, or 6.8%, within the Rail Technologies and Services segment. The increase was partially offset by a sales reduction in the Infrastructure Solutions segment of $2,739, or 2.3%.

Gross profit decreased by $6,269 compared to the prior year period to $44,991 for the six months ended June 30, 2021. The decline in gross profit was attributable to the Infrastructure Solutions segment, which decreased by 34.6%, driven by the year-over-year decline in the Coatings and Measurement business unit. This was partially offset by the Rail Technologies and Services segment’s gross profit, which increased by 7.1%. Gross profit margin for the six months ended June 30, 2021 was 16.6%, or 290 bps lower than the prior year period, due to Infrastructure Solutions.

Selling and administrative expenses decreased by $1,414, or 3.6%, compared to the prior year period. The decrease in expense was primarily driven by reductions in personnel related expenses, including travel expenses, of $1,686, due in part to cost containment measures across the Company. As a percent of sales, selling and administrative expenses decreased 90 bps compared to the prior year period. Other expenses increased by $1,829 compared to the prior year period primarily from non-routine distribution from an unconsolidated partnership of $1,874 received in the prior year period.

The Company’s effective income tax rate for the six months ended June 30, 2021 was 34.1%, compared to 22.7% in the prior year period. The Company’s effective income tax rate for the six months ended June 30, 2021 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, and research tax credits.

Net income from continuing operations for the six months ended June 30, 2021 was $1,584, or $0.15 per diluted share, compared to $6,965, or $0.66 per diluted share, in the prior year period. The year-over-year reduction was driven by the decreases in gross profit and an increase in other expense, which was partially offset by the decrease in selling and administrative expenses.

Results of Operations – Segment Analysis
Rail Technologies and Services

	Six Months Ended June 30,		Increase	Percent Increase
	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$155,014	$145,143	$9,871	6.8%
Gross profit	$29,465	$27,513	$1,952	7.1%
Gross profit percentage	19.0%	19.0%	—%	0.3%
Segment profit	$8,495	$6,987	$1,508	21.6%
Segment profit percentage	5.5%	4.8%	0.7%	13.8%

First Six Months 2021 Compared to First Six Months 2020
The Rail Technologies and Services segment sales for the six months ended June 30, 2021 increased by $9,871, or 6.8%, compared to the prior year period, driven by increases in the Rail Products and Rail Technologies business units of $3,977, or 3.8%, and $5,895 or 14.5%, respectively. The sales increase was primarily driven by more favorable conditions experienced in the segment in the first half of 2021 versus the first half of 2020, particularly related to COVID-19 disruptions and related market conditions.

The Rail Technologies and Services segment gross profit increased by $1,952, or 7.1%, from the prior year period. The increase was primarily driven by increased sales volume within the Rail Technologies business unit, including increases related to activity on the London Crossrail project. Segment gross profit margin of 19.0% for the six months ended June 30, 2021 was flat to the prior year period. Segment profit was $8,495, a $1,508 increase over the prior year period. Selling and administrative expenses incurred by the segment decreased by $640 compared to the prior year period, primarily attributable to decreased personnel related costs, including travel expenses. Other income declined $1,020 from the prior year period primarily from the reversal of an estimated disposal liability in the prior year period.

During the six months ended June 30, 2021, the Rail Technologies and Services segment had a decrease in new orders of 6.4% compared to the prior year period. The decrease was primarily related to lower order activity within the served North American transit market, including transit projects and concrete tie products, partially offset by order increases within the Rail Technologies business unit.

Infrastructure Solutions

	Six Months Ended June 30,		Decrease	Percent Decrease
	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$115,588	$118,327	$(2,739)	(2.3)%
Gross profit	$15,526	$23,747	$(8,221)	(34.6)%
Gross profit percentage	13.4%	20.1%	(6.7)%	(33.1)%
Segment profit	$1,681	$6,461	$(4,780)	(74.0)%
Segment profit percentage	1.5%	5.5%	(4.0)%	(73.4)%

First Six Months 2021 Compared to First Six Months 2020
The Infrastructure Solutions segment sales for the six months ended June 30, 2021 decreased by $2,739, or 2.3%, compared to the prior year period. The decline was wholly attributable to the Coatings and Measurement business unit, which experienced a sales reduction of $24,392 compared to the six months ended June 30, 2020, driven by unfavorable conditions in the midstream energy market, which have resulted from excess capacity in U.S. pipeline infrastructure and general lack of pipeline infrastructure investment. Partially offsetting the sales decline, both the Fabricated Steel Products and Precast Concrete Products business units had increases in sales compared to the prior year period of $15,973 and $5,680, respectively. The increase in the Precast Concrete Products business unit was partially attributable to the year-over-year increase in its Nampa, ID facility, which was relocated from Spokane, WA in the first quarter of 2020 and had not yet reached full operational efficiency in the prior year period.

Infrastructure Solutions gross profit for the six months ended June 30, 2020 decreased by $8,221, or 34.6%, from the prior year period. The decrease was primarily attributable to decreases in sales volume in the Coatings and Measurement business unit, which accounted for the overall segment gross profit decline, and was also the primary driver of segment gross profit margin decline of 670 bps for the six months ended June 30, 2020 when compared to the prior year period. Selling and administrative expenses for the segment declined by $2,053 from the prior year period, primarily from personnel related expenses, bad debt expense, and general administrative expenses. Other expense decreased by $1,423 from the prior year period due to relocation and restructuring costs incurred in the prior year period. The segment profit of $1,681 was a reduction of $4,780 from the prior year period segment profit of $6,461.

During the six months ended June 30, 2021, the Infrastructure Solutions segment had an increase in new orders of 16.5% compared to the prior year period, driven by increases in all three business units comprising the Infrastructure Solutions segment.

Other

Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	June 30, 2021	December 31, 2020	June 30, 2020
Rail Technologies and Services	$102,580	$121,231	$106,185
Infrastructure Solutions	150,651	127,001	119,020
Total backlog	$253,231	$248,232	$225,205

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

Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility, which provides for a total commitment of up to $115,000. The Company's primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, and payments related to the Union Pacific Railroad Settlement. The Company’s total debt was $37,245 and $45,024 as of June 30, 2021 and December 31, 2020, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity, subject to covenant restrictions, as of June 30, 2021:

	June 30, 2021
Cash and cash equivalents		$4,140
Credit agreement:
Total availability under the credit agreement	115,000
Outstanding borrowings on revolving credit facility	(37,025)
Letters of credit outstanding	(497)
Net availability under the revolving credit facility		77,478
Total available funding capacity		$81,618

The Company’s cash flows are impacted from period to period by fluctuations in working capital. While the Company places an emphasis on working capital management in its operations, factors such as its contract mix, commercial terms, customer payment patterns, and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of June 30, 2021, but adverse changes in the economic environment and adverse financial conditions of its customers resulting from, among other things, the COVID-19 pandemic, may impact certain of its customers’ ability to access capital and pay the Company for its products and services, as well as impact demand for its products and services.
The changes in cash and cash equivalents for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020
Net cash provided by continuing operating activities	$6,842	$8,122
Net cash used in continuing investing activities	(2,248)	(5,700)
Net cash used in continuing financing activities	(7,918)	(4,675)
Effect of exchange rate changes on cash and cash equivalents	153	(828)
Net cash used in discontinued operations	(253)	(3,710)
Net decrease in cash and cash equivalents	$(3,424)	$(6,791)

Cash Flow from Operating Activities
During the six months ended June 30, 2021, cash flows provided by continuing operating activities were $6,842, compared to $8,122 during the prior year to date period. For the six months ended June 30, 2021, the net income from continuing operations and adjustments to net income from continuing operating activities provided $9,677, compared to $16,670 in the 2020 period. Working capital and other assets and liabilities used $2,835 in the current period, compared to $8,548 in the prior year period. During the six months ended June 30, 2021 and 2020, the Company made payments of $2,000 under the terms of the concrete tie settlement agreement with Union Pacific Railroad.

The Company’s calculation for days sales outstanding at June 30, 2021 and December 31, 2020 was 46 and 51 days, respectively, and the Company believes it has a high quality receivables portfolio.

Cash Flow from Investing Activities
Capital expenditures for the six months ended June 30, 2021 and 2020 were $2,248 and $5,711, respectively. The current period expenditures primarily relate to the expansion of the Precast Concrete Products business line in Texas. Expenditures for the six months ended June 30, 2020 related to the purchase of a continuous welded rail car and unloader within the Rail Technologies and Services segment, facility start-up expenditures within the Infrastructure Solutions segment, and general plant and operational improvements throughout the Company.

Cash Flow from Financing Activities
During the six months ended June 30, 2021 and 2020, the Company had a reduction in outstanding debt of $7,767 and $2,597, respectively, primarily attributable to the utilization of excess cash generated through operating activities. Treasury stock acquisitions of $547 and $1,660 for the six months ended June 30, 2021 and 2020, respectively, represent stock repurchases from employees to satisfy their income tax withholdings in connection with the vesting of stock awards.

Financial Condition
As of June 30, 2021, the Company had $4,140 in cash and cash equivalents. The Company’s cash management priority continues to be short-term maturities and the preservation of its principal balances. As of June 30, 2021, approximately $3,166 of the Company’s cash and cash equivalents were held in non-domestic bank accounts. The Company principally maintains its cash and cash equivalents in accounts held by major banks and financial institutions.

The Company’s principal uses of cash in recent years have been to fund its operations, including capital expenditures, and to service its indebtedness. The Company views its liquidity as being dependent on its results of operations, changes in working capital, and its borrowing capacity. As of June 30, 2021, its revolving credit facility had $77,478 of net availability, while the Company had $37,245 in total debt. The Company’s current ratio as of June 30, 2021 was 1.88.

On June 26, 2020, the Company entered into the First Amendment that reduced the total commitments under the revolving credit facility to $120,000 from $140,000. The First Amendment requires additional $5,000 annual reductions to the revolving credit facility capacity beginning on December 31, 2020 through the maturity of the facility. As a result, the revolving credit facility has $115,000 of total capacity as of June 30, 2021. In addition, the First Amendment terminated the existing term loan by drawing on the revolving credit facility. Borrowings under the First Amendment bear interest rates based upon either the base rate or Euro-rate plus applicable margins, and are subject to an interest rate floor of 100 basis points. The Company believes that the combination of its cash and cash equivalents, cash generated from operations, and the capacity under its revolving credit facility should provide the Company with sufficient liquidity to provide the flexibility to operate the business in a prudent manner and enable the Company to continue to service its outstanding debt. For a discussion of the terms and availability of the credit facilities, please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000. The swaps became effective on February 28, 2017, at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. During 2020, the Company dedesignated its cash flow hedges and now accounts for all existing interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. As of June 30, 2021 and December 31, 2020, the swap liability was $635 and $1,097, respectively.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2021, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended June 30, 2021 were as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2021 - April 30, 2021	—	$—	—	$—
May 1, 2021 - May 31, 2021	—	—	—	—
June 1, 2021 - June 30, 2021	—	—	—	—
Total	—	$—	—	$—
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description
10.1
Retirement Agreement dated July 21, 2021, by and between L.B. Foster Company and Robert P. Bauer is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A, File No. 0-10436, filed on July 23, 2021.

10.2
Form of Release Agreement by and between L.B. Foster Company and Robert P. Bauer is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A, File No. 0-10436, filed on July 23, 2021.

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

L.B. FOSTER COMPANY
(Registrant)

Date:	August 4, 2021	By: /s/ William M. Thalman
William M. Thalman
Senior Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)