Form 10-Q
period 2021-09-30
FOSTER L B CO
filed 2021-11-03
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2021
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

As of October 27, 2021, there were 10,834,105 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,405	$7,564
Accounts receivable - net (Note 6)	64,601	58,298
Inventories - net (Note 7)	108,895	116,460
Other current assets	14,712	12,997
Total current assets	194,613	195,319
Property, plant, and equipment - net (Note 8)	58,811	62,085
Operating lease right-of-use assets - net (Note 9)	14,403	16,069
Other assets:
Goodwill (Note 5)	20,147	20,340
Other intangibles - net (Note 5)	32,450	36,897
Deferred tax assets (Note 12)	38,043	38,481
Other assets	1,336	1,204
TOTAL ASSETS	$359,803	$370,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,686	$54,787
Deferred revenue	13,154	7,144
Accrued payroll and employee benefits	10,024	9,182
Current portion of accrued settlement (Note 16)	8,000	8,000
Current maturities of long-term debt (Note 10)	111	119
Other accrued liabilities	12,963	15,740
Current liabilities of discontinued operations (Note 3)	—	330
Total current liabilities	97,938	95,302
Long-term debt (Note 10)	32,342	44,905
Deferred tax liabilities (Note 12)	3,950	4,085
Long-term portion of accrued settlement (Note 16)	20,000	24,000
Long-term operating lease liabilities (Note 9)	11,959	13,516
Other long-term liabilities	11,240	11,757
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at September 30, 2021 and December 31, 2020, 11,115,779; shares outstanding at September 30, 2021 and December 31, 2020, 10,645,673 and 10,563,290, respectively	111	111
Paid-in capital	44,048	44,583
Retained earnings	169,067	165,107
Treasury stock - at cost, 470,106 and 552,489 common stock shares at September 30, 2021 and December 31, 2020, respectively	(10,917)	(12,703)
Accumulated other comprehensive loss	(20,257)	(20,268)
Total L.B. Foster Company stockholders’ equity	182,052	176,830
Noncontrolling interest	322	—
Total stockholders’ equity	182,374	176,830
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$359,803	$370,395
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Sales of goods	$112,813	$101,945	$351,668	$321,212
Sales of services	17,240	16,420	48,987	60,623
Total net sales	130,053	118,365	400,655	381,835
Cost of goods sold	93,521	82,881	292,733	263,537
Cost of services sold	14,256	13,423	40,655	44,977
Total cost of sales	107,777	96,304	333,388	308,514
Gross profit	22,276	22,061	67,267	73,321
Selling and administrative expenses	20,056	17,066	57,849	56,273
Amortization expense	1,462	1,428	4,397	4,271
Interest expense - net	722	940	2,454	2,841
Other income - net	(2,880)	(209)	(2,751)	(1,909)
Income from continuing operations before income taxes	2,916	2,836	5,318	11,845
Income tax expense (benefit) from continuing operations	676	(13,742)	1,494	(11,698)
Income from continuing operations	2,240	16,578	3,824	23,543
Net loss attributable to noncontrolling interest	(30)	—	(64)	—
Income from continuing operations attributable to L.B. Foster Company	2,270	16,578	3,888	23,543
Discontinued operations:
Income (loss) from discontinued operations before income taxes	72	(13,478)	72	(23,565)
Income tax benefit from discontinued operations	—	(3,730)	—	(5,509)
Income (loss) from discontinued operations	72	(9,748)	72	(18,056)
Net income attributable to L.B. Foster Company	$2,342	$6,830	$3,960	$5,487
Basic income (loss) per common share:
From continuing operations	$0.21	$1.57	$0.36	$2.24
From discontinued operations	0.01	(0.92)	0.01	(1.72)
Basic income per common share	$0.22	$0.65	$0.37	$0.52
Diluted income (loss) per common share:
From continuing operations	$0.21	$1.56	$0.36	$2.21
From discontinued operations	0.01	(0.92)	0.01	(1.69)
Diluted income per common share	$0.22	$0.64	$0.37	$0.52

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$2,312	$6,830	$3,896	$5,487
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,610)	1,818	(649)	(1,708)
Unrealized loss on cash flow hedges, net of tax benefit of $11, $0, $11, and $277, respectively	(33)	—	(33)	(809)
Cash flow hedges reclassified to earnings, net of tax expense of $99, $98, $295, and $98, respectively	136	137	409	137
Reclassification of pension liability adjustments to earnings, net of tax expense of $23, $15, $71, and $46, respectively*	92	66	274	200
Total comprehensive income	897	8,851	3,897	3,307
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(30)	—	(64)	—
Foreign currency translation adjustment	(31)	—	(10)	—
Amounts attributable to noncontrolling interest	(61)	—	(74)	—
Comprehensive income attributable to L.B. Foster Company	$958	$8,851	$3,971	$3,307

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$3,824	$23,543
Adjustments to reconcile net income from continuing operations to cash provided by (used in) operating activities:
Deferred income taxes	526	(8,653)
Depreciation	6,049	5,838
Amortization	4,397	4,271
Equity in income of nonconsolidated investments	(5)	—
Loss on sales and disposals of property, plant, and equipment	30	—
Stock-based compensation	1,800	1,842
Gain on asset divestiture	(2,741)	—

Change in operating assets and liabilities:
Accounts receivable	(6,384)	12,099
Inventories	(12,665)	529
Other current assets	(1,245)	(1,527)
Prepaid income tax	776	(9,241)
Other noncurrent assets	2,063	(3,393)
Accounts payable	(892)	(3,739)
Deferred revenue	6,046	(575)
Accrued payroll and employee benefits	852	(4,012)
Accrued settlement	(4,000)	(4,000)
Other current liabilities	(3,461)	(106)
Other long-term liabilities	(1,780)	3,325
Net cash (used in) provided by continuing operating activities	(6,810)	16,201
Net cash used in discontinued operating activities	(253)	(2,921)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	—	12
Capital expenditures on property, plant, and equipment	(3,568)	(7,650)
Proceeds from asset divestiture	22,707	—
Acquisition	(229)	(1,050)
Net cash provided by (used in) continuing investing activities	18,910	(8,688)
Net cash provided by discontinued investing activities	—	2,278
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(147,224)	(134,155)
Proceeds from debt	134,705	125,122
Debt issuance costs	(358)	(454)
Treasury stock acquisitions	(549)	(1,660)
Investment of noncontrolling interest	396	—
Net cash used in continuing financing activities	(13,030)	(11,147)
Net cash used in discontinued financing activities	—	(19)
Effect of exchange rate changes on cash and cash equivalents	24	(571)
Net decrease in cash and cash equivalents	(1,159)	(4,867)
Cash and cash equivalents at beginning of period	7,564	14,178
Cash and cash equivalents at end of period	$6,405	$9,311
Supplemental disclosure of cash flow information:
Interest paid	$2,205	$2,453
Income taxes paid	$1,215	$2,330
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30, 2021
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, June 30, 2021	$111	$43,650	$166,725	$(11,104)	$(18,873)	$383	$180,892
Net income (loss)	—	—	2,342	—	—	(30)	2,312
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	92	—	92
Foreign currency translation adjustment	—	—	—	—	(1,579)	(31)	(1,610)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(33)	—	(33)
Cash flow hedges reclassified to earnings	—	—	—	—	136	—	136
Issuance of 8,113 common shares, net of shares withheld for taxes	—	(189)	—	187	—	—	(2)
Stock-based compensation	—	587	—	—	—	—	587
Balance, September 30, 2021	$111	$44,048	$169,067	$(10,917)	$(20,257)	$322	$182,374

	Three Months Ended September 30, 2020
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, June 30, 2020	$111	$44,709	$156,182	$(12,722)	$(24,384)	$—	$163,896
Net income	—	—	6,830	—	—	—	6,830
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	66	—	66
Foreign currency translation adjustment	—	—	—	—	1,818	—	1,818
Cash flow hedges reclassified to earnings	—	—	—	—	137	—	137
Stock-based compensation	—	604	—	—	—	—	604
Balance, September 30, 2020	$111	$45,313	$163,012	$(12,722)	$(22,363)	$—	$173,351

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2021
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2020	$111	$44,583	$165,107	$(12,703)	$(20,268)	$—	$176,830
Net income (loss)	—	—	3,960	—	—	(64)	3,896
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	274	—	274
Foreign currency translation adjustment	—	—	—	—	(639)	(10)	(649)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(33)	—	(33)
Cash flow hedges reclassified to earnings	—	—	—	—	409	—	409
Issuance of 114,288 common shares, net of shares withheld for taxes	—	(2,335)	—	1,786	—	—	(549)
Stock-based compensation	—	1,800	—	—	—	—	1,800
Investment of noncontrolling interest	—	—	—	—	—	396	396
Balance, September 30, 2021	$111	$44,048	$169,067	$(10,917)	$(20,257)	$322	$182,374

	Nine Months Ended September 30, 2020
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2019	$111	$49,204	$157,525	$(16,795)	$(20,183)	$—	$169,862
Net income	—	—	5,487	—	—	—	5,487
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	200	—	200
Foreign currency translation adjustment	—	—	—	—	(1,708)	—	(1,708)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(809)	—	(809)
Cash flow hedges reclassified to earnings	—	—	—	—	137	—	137
Issuance of 140,305 common shares, net of shares withheld for taxes	—	(5,733)	—	4,073	—	—	(1,660)
Stock-based compensation	—	1,842	—	—	—	—	1,842
Balance, September 30, 2020	$111	$45,313	$163,012	$(12,722)	$(22,363)	$—	$173,351
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Financial Statements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals, unless otherwise stated herein) considered necessary for a fair presentation of the financial position of L.B. Foster Company and subsidiaries as of September 30, 2021 and December 31, 2020 and its Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, and Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020 and its Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 have been included. However, actual results could differ from those estimates and changes in those estimates are recorded when known. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

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

The following table illustrates the Company’s revenues and profit from operations by segment for the periods indicated:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Technologies and Services	$73,942	$3,555	$63,988	$3,742
Infrastructure Solutions	56,111	3,484	54,377	2,375
Total	$130,053	$7,039	$118,365	$6,117

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Net Sales	Segment Profit	Net Sales	Segment Profit
Rail Technologies and Services	$228,956	$12,050	$209,131	$10,729
Infrastructure Solutions	171,699	5,165	172,704	8,836
Total	$400,655	$17,215	$381,835	$19,565

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

The following table provides a reconciliation of segment net profit from continuing operations to the Company’s consolidated continuing operations total for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Profit for reportable segments	$7,039	$6,117	$17,215	$19,565
Interest expense - net	(722)	(940)	(2,454)	(2,841)
Other (expense) income - net	(116)	(243)	74	2,178
Unallocated corporate expenses and other unallocated charges	(3,285)	(2,098)	(9,517)	(7,057)
Income before income taxes from continuing operations	$2,916	$2,836	$5,318	$11,845

The following table illustrates assets of the Company by segment for the periods presented:

	September 30, 2021	December 31, 2020
Rail Technologies and Services	$169,242	$161,485
Infrastructure Solutions	119,184	137,519
Unallocated corporate assets	71,377	71,391
Total	$359,803	$370,395
Note 3. Discontinued Operations
On September 4, 2020, the Company completed the sale of the issued and outstanding membership interests of its upstream oil and gas test and inspection business, IOS Test and Inspection Services. Proceeds from the sale were $4,000 and resulted in a loss of $10,034, net of tax. The Company has reflected the results of operations of the IOS Test and Inspection Services business as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented. The IOS Test and Inspection Services business was historically included in the legacy Tubular and Energy segment, whose remaining divisions are now included as part of the Infrastructure Solutions segment.

The following table provides the net sales and income (losses) from discontinued operations for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$—	$2,520	$—	$13,590
Income (loss) from discontinued operations before income taxes	72	(306)	72	(10,393)
Income tax benefit from discontinued operations	—	592	—	2,371
Loss on the sale of discontinued operations	—	(13,172)	—	(13,172)
Income tax benefit on the sale of discontinued operations	—	3,138	—	3,138
Income (loss) from discontinued operations	$72	$(9,748)	$72	$(18,056)
Note 4. Revenue
Revenue from products or services provided to customers over time accounted for 35.8% and 32.2% of revenue for the three months ended September 30, 2021 and 2020, respectively, and 29.7% and 27.9% of revenue for the nine months ended September 30, 2021 and 2020, respectively. The majority of revenue under these long-term agreements is recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts its performance to date under the terms of the contract. Revenue recognized over time using an input measure was $30,314 and $27,316 for the three months ended September 30, 2021 and 2020, respectively, and $79,109 and $76,606 for the nine months ended September 30, 2021 and 2020, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $16,262 and $10,800 for the three months ended September 30, 2021 and 2020, respectively, and was $40,013 and $29,833 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had contract assets of $41,164 and $37,843, respectively, that were recorded in “Inventories - net” within the Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the Company had contract liabilities of $4,840 and $1,324, respectively, that were recorded in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time. Point in time revenue accounted for 64.2% and 67.8% of revenue for the three months ended September 30, 2021 and 2020, respectively, and 70.3% and 72.1% of revenue for the nine months ended September 30, 2021 and 2020, respectively. The Company recognizes revenue at the point in time at which the customer obtains control of the product or service, which is generally when the product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at a physical location.

The following table summarizes the Company’s net sales by major product and service category for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rail Products	$48,355	$40,502	$156,730	$144,901
Rail Technologies	25,587	23,486	72,226	64,230
Rail Technologies and Services	73,942	63,988	228,956	209,131
Fabricated Steel Products	25,810	22,138	85,754	66,109
Precast Concrete Products	17,972	15,745	50,723	42,816
Coatings and Measurement	12,329	16,494	35,222	63,779
Infrastructure Solutions	56,111	54,377	171,699	172,704
Total net sales	$130,053	$118,365	$400,655	$381,835

Net sales by the timing of the transfer of products and services was as follows for the periods presented:

	Three Months Ended September 30, 2021
	Rail Technologies and Services	Infrastructure Solutions	Total
Point in time	$54,470	$29,007	$83,477
Over time	19,472	27,104	46,576
Total net sales	$73,942	$56,111	$130,053

	Three Months Ended September 30, 2020
	Rail Technologies and Services	Infrastructure Solutions	Total
Point in time	$47,027	$33,222	$80,249
Over time	16,961	21,155	38,116
Total net sales	$63,988	$54,377	$118,365

	Nine Months Ended September 30, 2021
	Rail Technologies and Services	Infrastructure Solutions	Total
Point in time	$178,225	$103,308	$281,533
Over time	50,731	68,391	119,122
Total net sales	$228,956	$171,699	$400,655

	Nine Months Ended September 30, 2020
	Rail Technologies and Services	Infrastructure Solutions	Total
Point in time	$163,190	$112,206	$275,396
Over time	45,941	60,498	106,439
Total net sales	$209,131	$172,704	$381,835

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets, included in “Inventories - net”), and billings in excess of costs (contract liabilities, included in “Deferred revenue”) within the Condensed Consolidated Balance Sheets.

Significant changes in contract assets during the nine months ended September 30, 2021 included transfers of $20,561 from the contract assets balance as of December 31, 2020 to accounts receivable. Significant changes in contract liabilities during the nine months ended September 30, 2021 resulted from increases of $4,512 due to billings in excess of costs, excluding amounts recognized as revenue during the period. Contract liabilities were reduced due to revenue recognized during the three months ended September 30, 2021 and 2020 of $81 and $175, respectively, and revenue recognized during the nine months ended September 30, 2021 and 2020 of $985 and $3,708, respectively, which were included in contract liabilities at the beginning of each period.

As of September 30, 2021, the Company had approximately $231,726 of obligations under new contracts and remaining performance obligations, which is also referred to as backlog. Approximately 11.2% of the September 30, 2021 backlog was related to projects that are anticipated to extend beyond September 30, 2022.
Note 5. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail Technologies and Services	Infrastructure Solutions	Total
Balance as of December 31, 2020	$14,743	$5,597	$20,340
Larken purchase price adjustment	—	(21)	(21)
Foreign currency translation impact	(172)	—	(172)
Balance as of September 30, 2021	$14,571	$5,576	$20,147

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which included the impacts of COVID-19. However, the future impacts of COVID-19 are unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of September 30, 2021.

The components of the Company’s intangible assets were as follows for the periods presented:

	September 30, 2021
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$385	$(218)	$167
Customer relationships	18	36,133	(17,610)	18,523
Trademarks and trade names	16	7,798	(4,557)	3,241
Technology	13	35,769	(25,250)	10,519
		$80,085	$(47,635)	$32,450

	December 31, 2020
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$383	$(206)	$177
Customer relationships	18	36,269	(15,914)	20,355
Trademarks and trade names	16	7,809	(4,135)	3,674
Technology	13	35,815	(23,124)	12,691
		$80,276	$(43,379)	$36,897
The Company amortizes intangible assets over their useful lives, which range from 5 to 25 years, with a total weighted average amortization period of approximately 16 years as of September 30, 2021. Amortization expense was $1,462 and $1,428 for the three months ended September 30, 2021 and 2020, respectively, and was $4,397 and $4,271 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, estimated amortization expense for the remainder of 2021 and thereafter was as follows:

Amortization Expense
Remainder of 2021	$1,445
2022	5,749
2023	5,278
2024	4,284
2025	2,467
2026 and thereafter	13,227
$32,450
Note 6. Accounts Receivable
The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable as of September 30, 2021 and December 31, 2020 have been reduced by an allowance for credit losses of $523 and $944, respectively. Changes in reserves for uncollectible accounts, which are recorded as part of “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations, resulted in income of $145 and expense of $63 for the three months ended September 30, 2021 and 2020, respectively, and income of $127 and expense of $221 for the nine months ended September 30, 2021 and 2020, respectively.

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

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2020	$944
Current period provision	(127)
Write-off against allowance	(294)
Balance as of September 30, 2021	$523
Note 7. Inventory
Inventories as of September 30, 2021 and December 31, 2020 are summarized in the following table:

	September 30, 2021	December 31, 2020
Finished goods	$29,597	$60,766
Contract assets	41,164	37,843
Work-in-process	9,767	5,143
Raw materials	28,367	12,708
Inventories - net	$108,895	$116,460

Inventories of the Company are valued at average cost or net realizable value, whichever is lower. Contract assets consist of costs and earnings in excess of billings, retainage, and other unbilled amounts generated when revenue recognized exceeds the amount billed to the customer.

The Company records appropriate provisions related to the allowance for credit losses associated with contract assets, as these assets held in inventory will convert to trade receivables once the customer is billed under the contract to which they pertain. Provisions are recorded based on the specific review of individual contracts as necessary, and a standard provision is recorded over any remaining contract assets pooled together based on similar risk of credit loss. The development of these provisions are based on historic collection trends, accuracy of estimates within contract margin reporting, as well as the expectation that collection patterns, margin reporting, and bad debt expense will continue to adhere to patterns observed in recent years. These expectations were formed based on trends observed as well as current and expected future conditions.

On September 24, 2021, the Company executed the sale of its Piling Products division for $23,902 in total expected proceeds. The sale included substantially all inventory held by the Company associated with the division. The Piling Products division is included in the Fabricated Steel business unit within the Infrastructure Solutions business segment.
Note 8. Property, Plant, and Equipment
Property, plant, and equipment as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Land	$6,223	$6,627
Improvements to land and leaseholds	15,401	17,573
Buildings	26,966	27,348
Machinery and equipment, including equipment under finance leases	110,821	116,175
Construction in progress	1,276	915
Gross property, plant, and equipment	160,687	168,638
Less accumulated depreciation and amortization, including accumulated amortization of finance leases	(101,876)	(106,553)
Property, plant, and equipment - net	$58,811	$62,085

Depreciation expense was $2,041 and $1,940 for the three months ended September 30, 2021 and 2020, respectively, and $6,049 and $5,838 for the nine months ended September 30, 2021 and 2020, respectively. The Company reviews its property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The Company recognizes an impairment loss if it believes that the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no impairments of property, plant, and equipment during the nine months ended September 30, 2021 and 2020.

On September 24, 2021, the Company executed the sale of its Piling Products division for $23,902 in total expected proceeds. The Company retained all pre-closing receivables and liabilities associated with the division. The sale included substantially all fixed assets held by the Company associated with the division. The Piling Products division is included in the Fabricated Steel business unit within the Infrastructure Solutions business segment.
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

The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of September 30, 2021, the Company’s leases had remaining lease terms of 2 to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year.

The balance sheet components of the Company’s leases were as follows as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$14,403	$16,069
Other accrued liabilities	$2,444	$2,553
Long-term operating lease liabilities	11,959	13,516
Total operating lease liabilities	$14,403	$16,069
Finance leases
Property, plant, and equipment	$1,162	$1,116
Accumulated amortization	(977)	(869)
Property, plant, and equipment - net	$185	$247
Current maturities of long-term debt	$111	$119
Long-term debt	74	128
Total finance lease liabilities	$185	$247

The components of lease expense within the Company’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of finance leases	$50	$29	$152	$381
Interest on lease liabilities	19	17	61	53
Operating lease cost	706	719	2,042	2,265
Sublease income	(50)	(50)	(150)	(117)
Total lease cost	$725	$715	$2,105	$2,582

The cash flow components of the Company’s leases were as follows for the three and nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$(2,462)	$(2,778)
Financing cash flows related to finance leases	(166)	(408)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$377	$7,681

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows as of the dates presented:

	September 30,
	2021	2020
Operating lease weighted-average remaining lease term	7	7
Operating lease weighted-average discount rate	5.2%	5.1%
Finance lease weighted-average remaining lease term	1	1
Finance lease weighted-average discount rate	4.2%	4.2%

As of September 30, 2021, estimated annual maturities of lease liabilities remaining for the year ending December 31, 2021 and thereafter were as follows:

	Operating Leases	Finance Leases
Remainder of 2021	$817	$41
2022	3,037	115
2023	2,715	42
2024	2,604	11
2025	2,385	—
2026 and thereafter	5,379	—
Total undiscounted lease payments	16,937	209
Interest	(2,534)	(24)
Total	$14,403	$185
Note 10. Long-term Debt and Related Matters
Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
Revolving credit facility	$32,268	$44,777
Finance leases and financing agreements	185	247
Total	32,453	45,024
Less current maturities	(111)	(119)
Long-term portion	$32,342	$44,905

On August 13, 2021, the Company, its domestic subsidiaries, and certain of its Canadian and United Kingdom subsidiaries (collectively, the “Borrowers”), entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, N.A., Citizens Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., and BMO Harris Bank, National Association. The Credit Agreement modifies the prior revolving credit facility, as amended, on more favorable terms and extends the maturity date from April 30, 2024 to August 13, 2026. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers up to $130,000 (a $15,000 increase over the previous commitment) with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Credit Agreement’s incremental loan feature permits the Company to increase the available commitments under the facility by up to an additional $50,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions.

The obligation of the Company and its domestic, Canadian, and United Kingdom subsidiaries (the “Guarantors”) under the Credit Agreement will be secured by the grant of a security interest by the Borrowers and Guarantors in substantially all of the assets owned by such entities. Additionally, the equity interests in each of the loan parties, other than the Company, and the equity interests held by each loan party in their subsidiaries, will be pledged to the lenders as collateral for the lending obligations.

Borrowings under the Credit Agreement will bear interest at rates based upon either the base rate or LIBOR rate plus applicable margins. Applicable margins are dictated by the ratio of the Company’s total net indebtedness to the Company’s consolidated EBITDA for four trailing quarters, as defined in the Credit Agreement. The base rate is the highest of (a) the Overnight Bank Funding Rate plus 50 basis point, (b) the Prime Rate, or (c) the Daily LIBOR rate plus 100 basis point so long as the Daily LIBOR Rate is offered, ascertainable, and not unlawful (each as defined in the Credit Agreement). The base rate and LIBOR rate spreads range from 25 to 125 basis points and 125 to 225 basis points, respectively.

The Credit Agreement includes two financial covenants: (a) Maximum Gross Leverage Ratio, defined as the Company’s consolidated Indebtedness divided by the Company’s consolidated EBITDA, which must not exceed (i) 3.25 to 1.00 for all testing periods other than during an Acquisition Period, and (ii) 3.50 to 1.00 for all testing periods occurring during an Acquisition Period, and (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company’s consolidated EBITDA divided by the Company’s Fixed Charges, which must be more than 1.05 to 1.00.

The Credit Agreement permits the Company to pay dividends and make distributions and redemptions with respect to its stock provided no event of default or potential default (as defined in the Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Additionally, the Credit Agreement permits the Company to complete acquisitions so long as (a) no event of default or potential default has occurred prior to or as a result of such acquisition; (b) the liquidity of the Borrowers is not less than $15,000 prior to and after giving effect to such acquisition; and (c) the aggregate consideration for the acquisition does not exceed: (i) $50,000 per acquisition, so long as the Gross Leverage Ratio is less than or equal to 2.75 after giving effect to such acquisition; or (ii) $75,000 per acquisition, so long as the Gross Leverage Ratio is less than or equal to 1.75 after giving effect to such acquisition.

Other restrictions exist at all times including, but not limited to, limitations on the Company’s sale of assets and the incurrence by either the Borrowers or the non-borrower subsidiaries of the Company of other indebtedness, guarantees, and liens.

As of September 30, 2021, the Company was in compliance with the covenants in the Credit Agreement, as amended.

As of September 30, 2021, the Company had outstanding letters of credit of approximately $665 and had net available borrowing capacity of $97,067, subject to covenant restrictions. The maturity date of the facility is August 13, 2026.

Note 11. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings (loss) per common share:
Income from continuing operations	$2,240	$16,578	$3,824	$23,543
Income (loss) from discontinued operations	72	(9,748)	72	(18,056)
Net income	$2,312	$6,830	$3,896	$5,487
Denominator:
Weighted average shares outstanding	10,642	10,562	10,615	10,533
Denominator for basic income (loss) per common share	10,642	10,562	10,615	10,533
Effect of dilutive securities:
Stock compensation plans	122	97	129	121
Dilutive potential common shares	122	97	129	121
Denominator for diluted income (loss) per common share - adjusted weighted average shares outstanding	10,764	10,659	10,744	10,654
Continuing operations	$0.21	$1.57	$0.36	$2.24
Discontinued operations	0.01	(0.92)	0.01	(1.72)
Basic income per common share	$0.22	$0.65	$0.37	$0.52
Continuing operations	$0.21	$1.56	$0.36	$2.21
Discontinued operations	0.01	(0.92)	0.01	(1.69)
Diluted income per common share	$0.22	$0.64	$0.37	$0.52

There were no anti-dilutive shares during the periods presented above.
Note 12. Income Taxes
For the three months ended September 30, 2021 and 2020, the Company recorded an income tax expense of $676 on pre-tax income from continuing operations of $2,916 and an income tax benefit of $13,742 on pre-tax income from continuing operations of $2,836, respectively, for effective income tax rates of 23.2% and (484.6%), respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded an income tax expense of $1,494 on pre-tax income from continuing operations of $5,318 and an income tax benefit of $11,698 on pre-tax income from continuing operations of $11,845, respectively, for effective income tax rates of 28.1% and (98.8%), respectively. The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2021 differ from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, and research tax credits.
Note 13. Stock-Based Compensation
The Company applies the provisions of the FASB’s Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service periods. The Company recorded stock-based compensation expense related to restricted stock awards and performance share units of $587 and $604 for the three months ended September 30, 2021 and 2020, respectively, and expense of $1,800 and $1,842 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, unrecognized compensation expense for unvested awards approximated $3,647. The Company expects to recognize this expense over the upcoming 3.4 years through February 2025.

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

The following table summarizes the restricted stock awards, deferred stock units, and performance share units activity for the nine months ended September 30, 2021:

	Restricted Stock	Deferred Stock Units	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	171,934	66,136	150,022	$18.05
Granted	111,337	8,814	147,367	15.92
Vested	(106,347)	—	(7,940)	19.08
Adjustment for incentive awards expected to vest	—	—	(66,323)	17.84
Cancelled and forfeited	(3,167)	—	(47,111)	16.46
Outstanding as of September 30, 2021	173,757	74,950	176,015	$17.89
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

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000 and $20,000 effective February 2017 and March 2022, respectively. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of September 30, 2021 and December 31, 2020, the interest rate swaps were recorded in “Other accrued liabilities” within the Condensed Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$18	$18	$—	$—	$18	$18	$—	$—
Total assets	$18	$18	$—	$—	$18	$18	$—	$—
Interest rate swaps	$445	$—	$445	$—	$1,097	$—	$1,097	$—
Total liabilities	$445	$—	$445	$—	$1,097	$—	$1,097	$—

The $20,000 interest rate swaps that become effective March 2022 are accounted for as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate on our debt. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheets and included in “Interest expense - net” in our Condensed Consolidated Statements of Operations as the interest expense from our debt is recognized.

Prior to the third quarter of 2020, the Company accounted for the $50,000 of interest rate swaps that became effective February 2017 as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate on its debt. In the third quarter of 2020, the Company dedesignated the cash flow hedges and now accounts for the $50,000 interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. In connection with this dedesignation, the Company froze the balances recorded in “Accumulated other comprehensive loss” at June 30, 2020 and reclassifies balances to earnings as the underlying physical transactions occur, unless it is no longer probable that the physical transaction will occur at which time the related gains deferred in Other Comprehensive Income will be immediately recorded in earnings. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and included in “Interest expense - net” in the Condensed Consolidated Statements of Operations as the interest expense from the Company’s debt is recognized.

For the three months ended September 30, 2021 and 2020, the Company recognized interest expense of $244 and $178, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recognized interest expense of $724 and $468, respectively, from interest rate swaps.

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

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest cost	$43	$56	$129	$168
Expected return on plan assets	(62)	(58)	(185)	(173)
Recognized net actuarial loss	25	13	74	40
Net periodic pension cost	$6	$11	$18	$35

The Company has made contributions to its United States defined benefit pension plan of $300 during the nine months ended September 30, 2021 and expects to make total contributions of $420 during 2021.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest cost	$28	$43	$84	$129
Expected return on plan assets	(65)	(59)	(195)	(177)
Amortization of prior service costs and transition amount	7	6	21	18
Recognized net actuarial loss	83	63	249	189
Net periodic pension cost	$53	$53	$159	$159

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. For the nine months ended September 30, 2021, the Company contributed approximately $255 to the plan. The Company anticipates total contributions of approximately $341 to the United Kingdom pension plan during 2021.

Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$400	$346	$1,172	$558
Canada	33	25	119	93
United Kingdom	131	111	386	321
	$564	$482	$1,677	$972
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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2020	$1,249
Additions to warranty liability	411
Warranty liability utilized	(783)
Balance as of September 30, 2021	$877

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

Under the Settlement Agreement, the Company and CXT will pay UPRR the aggregate amount of $50,000 without pre-judgment interest, which began with a $2,000 immediate payment, and with the remaining $48,000 paid in installments over a six-year period commencing on the effective date of the Settlement Agreement through December 2024 pursuant to a Promissory Note. Additionally, commencing in January 2019 and through December 2024, UPRR agreed to purchase and has been purchasing from the Company and its subsidiaries and affiliates, a cumulative total amount of $48,000 of products and services, targeting $8,000 of annual purchases per year beginning March 13, 2019 per letters of intent under the Settlement Agreement. During the third quarter of 2021, in connection with the Company’s divestiture of its Piling Products division, the targeted annual purchases per year have been reduced to $6,000 for 2021 through 2024. The Settlement Agreement also includes a mutual release of all claims and liability regarding or relating to all CXT pre-stressed concrete railroad ties with no admission of liability and dismissal of the litigation with prejudice.

The expected payments under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2021 and thereafter are as follows:

Year Ending December 31,
Remainder of 2021	$4,000
2022	8,000
2023	8,000
2024	8,000
Total	$28,000

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

As of September 30, 2021 and December 31, 2020, the Company maintained environmental reserves approximating $2,481 and $2,562, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance as of December 31, 2020	$2,562
Environmental obligations utilized	(81)
Balance as of September 30, 2021	$2,481

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of September 30, 2021.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of September 30, 2021, no such disclosures were considered necessary.
Note 17. Subsequent Events
During the fourth quarter of 2021, the Company implemented operational changes in how its CODM manages its businesses, including resource allocation and operating decisions. As a result of these changes, the Company is assessing its segment presentation. The Company will reflect changes to its operating segment disclosures, if any, in its Annual Report on Form 10-K for the year ending December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: the COVID-19 pandemic, including the impact of any worsening of the pandemic, or the emergence of new variants of the virus, on our financial condition or results of operations, and any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments, including vaccine mandates; volatility in the prices of oil and natural gas and the related impact on the upstream and midstream energy markets, which could result in further cost mitigation actions, including additional shutdowns or furlough periods; a continuation or worsening of the adverse economic conditions in the markets we serve, whether as a result of the current COVID-19 pandemic, including its impact on travel and demand for oil and gas, the volatility in the prices for oil and gas, governmental travel restrictions, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a continuing decrease in freight or transit rail traffic, including as a result of the COVID-19 pandemic; environmental matters, including any costs associated with any remediation and monitoring; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the third quarter of 2021 disposition of the Piling Products business, 2020 disposition of the IOS Test and Inspection Services business and acquisition of the LarKen Precast business, and to realize anticipated benefits; costs of and impacts associated with shareholder activism; continued customer restrictions regarding the on-site presence of third party providers due to the COVID-19 pandemic; the timeliness and availability of materials from our major suppliers, including any continuation or worsening of the disruptions in the supply chain experienced as a result of the COVID-19 pandemic, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, including as experienced in 2020, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the significant disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the effectiveness of our continued implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.

The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.
General Overview and Business Update
L.B. Foster Company (“Company”) provides products and services for the rail industry and solutions to support critical infrastructure projects. The Company’s innovative engineering and product development solutions address the safety, reliability, and performance of its customers’ challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia. The Company is organized and operates in two business segments: Rail Technologies and Services (“Rail”) and Infrastructure Solutions. The Rail segment is comprised of several manufacturing and distribution businesses that provide a variety of products and services for freight and passenger railroads and industrial companies throughout the world. The Infrastructure Solutions segment is composed of precast concrete products, fabricated bridge, protective coating, threading, and precision measurement offerings across North America.

On September 24, 2021, the Company executed the sale of its Piling Products division for $23,902 in total expected proceeds. The Company retained all pre-closing receivables and liabilities associated with the division. The sale included substantially all inventory held by the Company associated with the division, as well as the related fixed assets. The Piling Products division was included in the Fabricated Steel business unit within the Infrastructure Solutions business segment. The Piling Products division revenues were $16,310 and $14,823 for the three months ended September 30, 2021 and 2020, respectively, and $59,201 and $45,882 for the nine months ended September 30, 2021 and 2020, respectively.

Net sales for the third quarter of 2021 were $130,053, an $11,688 increase, or 9.9%, compared to the prior year quarter. The sales increase was primarily attributable to the Company’s Rail segment, which increased by 15.6% over the prior year quarter. The $9,954 increase in the Rail segment was attributable to an increase in rail distribution sales in the Rail Products business unit during the quarter, coupled with an increase in revenues in the Company’s European operations as a result of increased service revenue following easing of pandemic related restrictions in that region. The $1,734 increase in the Infrastructure Solutions segment was attributable to increases in both its Precast Concrete Products and Fabricated Steel Products business units, partially offset by the Coatings and Measurement business unit, which continues to face a challenging environment in the midstream energy market due to excess infrastructure pipeline capacity.

Gross profit for the third quarter of 2021 was $22,276, a $215 increase, or 1.0%, from the prior year quarter. The 17.1% consolidated gross profit margin decreased by 150 basis points when compared to the prior year quarter, with the decline attributable to both segments. Gross profit increased in the Rail segment by $971, driven by the $9,954 increase in revenues. The 140 basis point decline in gross profit margin in the Rail segment was primarily attributable to product mix in its Rail Technologies business unit during the quarter. In the Infrastructure Solutions segment, gross profit declined from the prior year quarter by $756, primarily driven by the decrease in revenues in the Coatings and Measurement business line. Infrastructure Solution gross profit margin was down 180 basis points compared to last year’s third quarter.

Selling and administrative expenses in the third quarter of 2021 increased by $2,990, or 17.5%, from the prior year quarter, primarily driven by increases in personnel related costs, including travel and entertainment expenses, as well as costs associated with the Company’s strategic initiatives. Selling and administrative expenses as a percent of net sales increased by 100 basis points from the prior year quarter to 15.4%.

Net income from continuing operations for the third quarter of 2021 was $2,240, or $0.21 per diluted share, a reduction of $14,338, or $1.35 per diluted share, from the prior year quarter. The third quarter of 2021 was favorably impacted by a gain of $2,046, net of tax, on the sale of the Piling Products division. The prior year quarter was favorably impacted by a non-recurring income tax benefit of $15,824 resulting from the sale of the IOS Test and Inspection Services business.

The Company’s consolidated backlog was $231,726 as of September 30, 2021, a decrease of $3,464, or 1.5%, from the prior year period. The divestiture of the Piling Products business unit during the quarter resulted in a $23,890 decline in backlog versus last year. This backlog decline was partially offset by a $20,867 increase in the Precast Concrete Products business unit, which continues to benefit from infrastructure investment. The current inflationary cost environment, including labor rates, is expected to continue to put pressure on margins across our businesses, particularly in the Precast Concrete Products and Fabricated Steel Products businesses. Actions to mitigate these impacts as much as possible are on going. In addition, the Company continues to take proactive steps to manage disruptions in raw materials, labor, supply chain, service partner, and other lingering COVID-related effects in an attempt to mitigate their adverse impact as much as possible. The Coatings and Measurement business line continues to be affected by the ongoing deferral of infrastructure investment in the midstream pipeline markets despite rising energy prices. Certain areas of this business have experienced some modest improvement in the current quarter with backlog increasing by $4,056 compared to September 30, 2020. However, demand levels remain depressed compared to historical levels as pipeline projects continue to be deferred, and the outlook for this business unit remains weak for the foreseeable future. The Company will continue to adjust the cost structure of this business as appropriate to mitigate these negative market conditions as much as possible. While the Rail segment’s backlog increased modestly year-over-year by $756 driven by increases in the Rail Products business unit, new orders for this segment increased by 22.6% compared to the prior year quarter. Global ridership has improved, but levels remain depressed and well below pre-pandemic levels, a trend which is expected to continue to adversely impact the Company’s friction management consumable sales, particularly in international markets. However, the Company is maintaining its optimistic outlook regarding longer-term trends in the North American freight and transit markets given supply chain and transportation needs coupled with government-subsidized investment expected.

The Company expects its businesses will continue to directly benefit from infrastructure investment activity, particularly if a U.S. Federal infrastructure bill is passed by Congress. Additionally, with the proceeds from the Piling Products division divestiture coupled with the additional flexibility and capacity resulting from its recently amended credit agreement, the Company believes that it has significant funding capacity to execute on organic and acquisitive growth opportunities in 2022 and beyond.

Results of the Quarter

	Three Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended September 30,
	2021	2020	2021 vs. 2020	2021	2020
Net Sales:
Rail Technologies and Services	$73,942	$63,988	15.6%	56.9%	54.1%
Infrastructure Solutions	56,111	54,377	3.2	43.1	45.9
Total net sales	$130,053	$118,365	9.9%	100.0%	100.0%

	Three Months Ended September 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Three Months Ended September 30,
	2021	2020	2021 vs. 2020	2021	2020
Gross Profit:
Rail Technologies and Services	$13,928	$12,957	7.5%	18.8%	20.2%
Infrastructure Solutions	8,348	9,104	(8.3)	14.9	16.7
Total gross profit	$22,276	$22,061	1.0%	17.1%	18.6%

	Three Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended September 30,
	2021	2020	2021 vs. 2020	2021	2020
Expenses:
Selling and administrative expenses	$20,056	$17,066	17.5%	15.4%	14.4%
Amortization expense	1,462	1,428	2.4	1.1	1.2
Interest expense - net	722	940	(23.2)	0.6	0.8
Other income - net	(2,880)	(209)	**	(2.2)	(0.2)
Income from continuing operations before income taxes	$2,916	$2,836	2.8%	2.2%	2.4%
Income tax expense (benefit)	676	(13,742)	104.9	0.5	(11.6)
Income from continuing operations	$2,240	$16,578	(86.5%)	1.7%	14.0%
Net loss attributable to noncontrolling interest	(30)	—	**	(0.0)	—
Income from continuing operations attributable to L.B. Foster Company	$2,270	$16,578	(86.3%)	1.7%	14.0%

** Results of the calculation are not considered meaningful for presentation purposes.

Third Quarter 2021 Compared to Third Quarter 2020 – Company Analysis
Net sales of $130,053 for the three months ended September 30, 2021 increased by $11,688, or 9.9%, compared to the prior year quarter. The sales growth was attributable to a $9,954, or 15.6%, increase in the Rail Technologies and Services segment and an increase in the Infrastructure Solutions segment of $1,734, or 3.2%. The increased sales were driven by new rail delivery volume, easing of pandemic restrictions in the U.K. leading to an uptick in operational activity, and increased demand in our Fabricated Steel Products and Precast Concrete Products business units.

Gross profit increased by $215 compared to the prior year quarter to $22,276 for the three months ended September 30, 2021. The increase in gross profit was attributable to the Rail Technologies and Services segment, which increased by 7.5% over the prior year quarter. The increase was partially offset by Infrastructure Solutions segment, which decreased by 8.3%, driven primarily by the year-over-year decline in sales in the Coatings and Measurement business unit. Gross profit margin for the three months ended September 30, 2021 was 17.1%, or 150 basis points (“bps”) lower than the prior year quarter, realized in both segments.

Selling and administrative expenses increased by $2,990, or 17.5%, compared to the prior year quarter. The increase in expense was primarily driven by an increase of $1,698 in personnel expenses, including travel and entertainment, and $898 in third-party professional service expenses primarily related to the Company’s strategic initiatives. As a percent of sales, selling and administrative expenses increased by 100 bps compared to the prior year quarter. Other income - net increased by $2,671 compared to the prior year quarter, due to the $2,741 gain on sale of the Piling Products division in the current year quarter.

The Company’s effective income tax rate for the three months ended September 30, 2021 was 23.2%, compared to (484.6%) in the prior year quarter. The Company’s effective income tax rate for the quarter ended September 30, 2021 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, and research tax credits. The Company's effective income tax rate for the three months ended September 30, 2020 included a discrete income tax benefit of $15,824 related to the disposition of the Test and Inspection Services business.

Net income from continuing operations for the third quarter of 2021 was $2,240, or $0.21 per diluted share, compared to $16,578, or $1.56 per diluted share, in the prior year quarter. The decrease was driven by increases in selling and administrative expense and the discrete income tax benefit realized in the prior year quarter.
Results of Operations – Segment Analysis
Rail Technologies and Services

	Three Months Ended September 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$73,942	$63,988	$9,954	15.6%
Gross profit	$13,928	$12,957	$971	7.5%
Gross profit percentage	18.8%	20.2%	(1.4%)	(7.0%)
Segment profit	$3,555	$3,742	$(187)	(5.0%)
Segment profit percentage	4.8%	5.8%	(1.0%)	(17.2%)

Third Quarter 2021 Compared to Third Quarter 2020
The Rail Technologies and Services segment sales for the three months ended September 30, 2021 increased by $9,954, or 15.6%, compared to the prior year quarter. The increase in sales was driven by both the Rail Products and Rail Technologies business units, which increased by $7,853, or 19.4%, and $2,101, or 8.9%, respectively, from the prior year quarter. The increase in the Rail Products business line was driven by the increase in rail distribution sales, while the increase in the Rail Technologies business unit was related to increases in our European operations attributable to increased contract service revenue following the easing of pandemic related restrictions, as well as an increase in North American friction management sales stemming from a modest recovery in markets served.

The Rail Technologies and Services segment gross profit increased by $971, or 7.5%, from the prior year quarter. The increase was driven by increased sales volume across both business units. Segment gross profit margin decreased by 140 bps as a result of revenue increases in our lower-margin distribution business and inflationary cost pressure versus the prior year quarter. Segment profit was $3,555, a $187 decrease over the prior year quarter. Selling and administrative expenses incurred by the segment increased by $834 compared to the prior year period, primarily attributable to increased personnel related costs, as well as increased travel costs.

During the current quarter, the Rail Technologies and Services segment had an increase in new orders of 22.6% compared to the prior year period, driven mostly by the Rail Products business unit, although improvements were realized in both business units. Backlog as of September 30, 2021 was $109,815, an increase of $756, or 0.7%, from September 30, 2020, driven by increases in the Rail Products business unit. Backlog remains strong, and was above pre-pandemic levels as of September 30, 2021.

Infrastructure Solutions

	Three Months Ended September 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$56,111	$54,377	$1,734	3.2%
Gross profit	$8,348	$9,104	$(756)	(8.3%)
Gross profit percentage	14.9%	16.7%	(1.8%)	(11.1%)
Segment profit	$3,484	$2,375	$1,109	46.7%
Segment profit percentage	6.2%	4.4%	1.8%	42.2%

Third Quarter 2021 Compared to Third Quarter 2020
On September 24, 2021, the Company completed the sale of its Piling Products division. Proceeds expected from the sale were $23,902 and resulted in a net gain of $2,741. The Company retained all pre-closing receivables and liabilities associated with the division. The sale includes substantially all inventory held by the Company associated with the division, as well as the related fixed assets. The Piling Products division is included in the Fabricated Steel business unit. The Piling Products division produced revenues of $16,310 and $14,823 for the three months ended September 30, 2021 and 2020, respectively.

The Infrastructure Solutions segment sales for the three months ended September 30, 2021 increased by $1,734, or 3.2%, compared to the prior year quarter. The increase in revenues for the third quarter of 2021 was attributable to increases in both its Fabricated Steel and Precast Concrete Products business units, which had increases in sales compared to the prior year quarter of $3,672, or 16.6%, and $2,227, or 14.1%, respectively. These increases in revenues were partially offset by the Coatings and Measurement business unit, which experienced a sales reduction of $4,165 compared to the quarter ended September 30, 2020, driven by unfavorable conditions in the midstream energy market, which has resulted from the current excess capacity in U.S. pipeline infrastructure and general lack of pipeline infrastructure investment.

Infrastructure Solutions gross profit decreased by $756, or 8.3%, from the prior year quarter. The decline was primarily attributable to decreases in sales volume in the Coatings and Measurement business unit, which accounted for a significant portion of the overall segment gross profit decline, and was also the primary driver of segment gross profit margin decline of 180 bps for the third quarter of 2021 when compared to the prior year quarter. Additionally, inflationary cost pressure in the current quarter negatively impacted the gross profit margins of the Precast Concrete Products and Fabricated Steel Products businesses. Other income for the third quarter of 2021 increased by $2,671 when compared to the prior quarter, primarily due to the Piling Products division sale in the current quarter which resulted in a gain of $2,741. The segment profit of $3,484 was an improvement of $1,109 from the prior year quarter segment profit of $2,375.

During the quarter, the Infrastructure Solutions segment had an decrease in new orders of 11.5% compared to the prior year quarter, driven by a decrease in Fabricated Steel Products, which was partially offset by an increase in Precast Concrete Products. Backlog as of September 30, 2021 was $121,911, a decrease of $4,220, or 3.3%, from September 30, 2020 driven entirely by Fabricated Steel Products, with the decrease in backlog related to the divested Piling Products division representing $23,890 of the decrease. The decline in the Fabricated Steel Products backlog was partially offset by increases in both Precast Concrete Products and Coatings and Measurement backlog compared to September 30, 2020. Adjusting for the Piling Products division divestiture, Infrastructure Solutions backlog was up $19,670, or 19.6%.

Nine Month Results

	Nine Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Nine Months Ended September 30,
	2021	2020	2021 vs. 2020	2021	2020
Net Sales:
Rail Technologies and Services	$228,956	$209,131	9.5%	57.1%	54.8%
Infrastructure Solutions	171,699	172,704	(0.6)	42.9	45.2
Total net sales	$400,655	$381,835	4.9%	100.0%	100.0%

	Nine Months Ended September 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Nine Months Ended September 30,
	2021	2020	2021 vs. 2020	2021	2020
Gross Profit:
Rail Technologies and Services	$43,393	$40,470	7.2%	19.0%	19.4%
Infrastructure Solutions	23,874	32,851	(27.3)	13.9	19.0
Total gross profit	$67,267	$73,321	(8.3%)	16.8%	19.2%

	Nine Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Nine Months Ended September 30,
	2021	2020	2021 vs. 2020	2021	2020
Expenses:
Selling and administrative expenses	$57,849	$56,273	2.8%	14.4%	14.7%
Amortization expense	4,397	4,271	3.0	1.1	1.1
Interest expense - net	2,454	2,841	(13.6)	0.6	0.7
Other income - net	(2,751)	(1,909)	44.1	(0.7)	(0.5)
Income from continuing operations before income taxes	$5,318	$11,845	(55.1%)	1.3%	3.1%
Income tax expense (benefit)	1,494	(11,698)	112.8	0.4	(3.1)
Income from continuing operations	$3,824	$23,543	(83.8%)	1.0%	6.2%
Net loss attributable to noncontrolling interest	(64)	—	**	(0.0)	—
Income from continuing operations attributable to L.B. Foster Company	$3,888	$23,543	(83.5%)	1.0%	6.2%

** Results of the calculation are not considered meaningful for presentation purposes.

First Nine Months 2021 Compared to First Nine Months 2020 – Company Analysis
Net sales of $400,655 for the nine months ended September 30, 2021 increased by $18,820, or 4.9%, compared to the prior year period. The sales growth was attributable to an increase of $19,825, or 9.5%, within the Rail Technologies and Services segment. The increase was partially offset by a sales reduction in the Infrastructure Solutions segment of $1,005, or 0.6%.

Gross profit decreased by $6,054 compared to the prior year period to $67,267 for the nine months ended September 30, 2021. The Rail Technologies and Services segment’s gross profit increased by 7.2%. The decline in the Company’s gross profit was attributable to the Infrastructure Solutions segment, which decreased by 27.3%, driven by the year-over-year decline in the Coatings and Measurement business unit. Gross profit margin for the nine months ended September 30, 2021 was 16.8%, or 240 bps lower than the prior year period, due primarily to Infrastructure Solutions.

Selling and administrative expenses increased by $1,576, or 2.8%, compared to the prior year period. The increase in expense was primarily driven by third-party professional service expenses of $1,361. As a percent of sales, selling and administrative expenses decreased 30 bps compared to the prior year period. Other income - net increased by $842 compared to the prior year period primarily from the gain on sale of the Piling Products division of $2,741 in the nine months ended September 30, 2021, while a non-routine distribution from an unconsolidated partnership of $1,874 was received in the prior year period.

The Company’s effective income tax rate for the nine months ended September 30, 2021 was 28.1%, compared to (98.8%) in the prior year period. The Company’s effective income tax rate for the nine months ended September 30, 2021 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, and research tax credits. The Company's effective income tax rate for the nine months ended September 30, 2020 included a discrete income tax benefit of $15,824 related to the disposition of the Test and Inspection Services business.

Net income from continuing operations for the nine months ended September 30, 2021 was $3,824, or $0.36 per diluted share, compared to $23,543, or $2.21 per diluted share, in the prior year period. The year-over-year reduction was driven by the decrease in gross profit, increased selling and administrative expenses, and the discrete income tax benefit realized in the prior year period. This was partially offset by the increase in other income resulting from the divestiture gain.
Results of Operations – Segment Analysis
Rail Technologies and Services

	Nine Months Ended September 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$228,956	$209,131	$19,825	9.5%
Gross profit	$43,393	$40,470	$2,923	7.2%
Gross profit percentage	19.0%	19.4%	(0.4%)	(2.1%)
Segment profit	$12,050	$10,729	$1,321	12.3%
Segment profit percentage	5.3%	5.1%	0.2%	2.6%

First Nine Months 2021 Compared to First Nine Months 2020
The Rail Technologies and Services segment sales for the nine months ended September 30, 2021 increased by $19,825, or 9.5%, compared to the prior year period, driven by increases in the Rail Products and Rail Technologies business units of $11,830, or 8.2%, and $7,996 or 12.4%, respectively. The sales increase was primarily driven by rises in demand due to more favorable conditions in markets served for the first nine months of 2021 versus the first nine months of 2020, as the pandemic impact on freight and transit activity began to modestly improve.

The Rail Technologies and Services segment gross profit increased by $2,923, or 7.2%, from the prior year period. The increase was driven by increased sales volume across both business units, including increases related to activity on the London Crossrail project. Segment gross profit margin of 19.0% for the nine months ended September 30, 2021 declined by 40 basis points when compared to the prior year period, driven by volume increases in lower margin rail products coupled with some inflationary cost pressures. Segment profit was $12,050, a $1,321 increase over the prior year period. Selling and administrative expenses incurred by the segment increased by $161 compared to the prior year period, primarily attributable to personnel related costs. Other income declined $1,138 from the prior year period primarily from the reversal of an estimated disposal liability in the prior year period.

During the nine months ended September 30, 2021, the Rail Technologies and Services segment had an increase in new orders of 2.7% compared to the prior year period. The increase was related to increased order activity within the Company’s Rail Technologies business unit.

Infrastructure Solutions

	Nine Months Ended September 30,		Decrease	Percent Decrease
	2021	2020	2021 vs. 2020	2021 vs. 2020
Net sales	$171,699	$172,704	$(1,005)	(0.6%)
Gross profit	$23,874	$32,851	$(8,977)	(27.3%)
Gross profit percentage	13.9%	19.0%	(5.1%)	(26.9%)
Segment profit	$5,165	$8,836	$(3,671)	(41.5%)
Segment profit percentage	3.0%	5.1%	(2.1%)	(41.2%)

First Nine Months 2021 Compared to First Nine Months 2020
On September 24, 2021, the Company completed the sale of its Piling Products division. Proceeds from the sale were $23,902 and resulted in a net gain of $2,741. The Company is retaining all pre-closing receivables and liabilities associated with the division. The sale includes substantially all inventory held by the Company associated with the division, as well as the related fixed assets. The

Piling Products division is included in the Fabricated Steel business unit. The Piling Products division produced revenues of $59,201 and $45,882 for the nine months ended September 30, 2021 and 2020, respectively.

The Infrastructure Solutions segment sales for the nine months ended September 30, 2021 decreased by $1,005, or 0.6%, compared to the prior year period. The decline was wholly attributable to the Coatings and Measurement business unit, which experienced a sales reduction of $28,557 compared to the nine months ended September 30, 2020, driven by unfavorable conditions in the midstream energy market, which have resulted from excess capacity in U.S. pipeline infrastructure and general lack of pipeline infrastructure investment. Partially offsetting the sales decline, both the Fabricated Steel Products and Precast Concrete Products business units had increases in sales compared to the prior year period of $19,645 and $7,907, respectively.

Infrastructure Solutions gross profit for the nine months ended September 30, 2021 decreased by $8,977, or 27.3%, from the prior year period. The decrease was primarily attributable to decreases in sales volume in the Coatings and Measurement business unit, which accounted for the overall segment gross profit decline, and was also the primary driver of segment gross profit margin decline of 510 bps for the nine months ended September 30, 2021 when compared to the prior year period. Additionally, inflationary cost pressure in the current period negatively impacted the gross profit margins of the Precast Concrete Products and Fabricated Steel Products businesses. Selling and administrative expenses for the segment declined by $1,095 from the prior year period, primarily from decreases in personnel related expenses, bad debt expense, and general administrative expenses. Other income increased by $4,269 from the prior year period primarily due to the Piling Products division sale in the current period resulting in a gain of $2,741, while the prior year period was impacted by relocation and restructuring costs. The segment profit of $5,165 was a reduction of $3,671 from the prior year period segment profit of $8,836.

During the nine months ended September 30, 2021, the Infrastructure Solutions segment had an increase in new orders of 6.7% compared to the prior year period, driven primarily by an increase in Precast Concrete Products partially offset by Fabricated Steel Products.

Other

Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	September 30, 2021	December 31, 2020	September 30, 2020
Rail Technologies and Services	$109,815	$121,231	$109,059
Infrastructure Solutions	121,911	127,001	126,131
Total backlog	$231,726	$248,232	$235,190

The backlog for Infrastructure Solutions includes $1,961, $32,042, and $25,851 related to the divested Piling Products division as of September 30, 2021, December 31, 2020, and September 30, 2020, respectively, in the above table.

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

Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility, which provides for a total commitment of up to $130,000. The Company's primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, and payments related to the Union Pacific Railroad Settlement. The Company’s total debt was $32,453 and $45,024 as of September 30, 2021 and December 31, 2020, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity, subject to covenant restrictions, as of September 30, 2021:

	September 30, 2021
Cash and cash equivalents		$6,405
Credit agreement:
Total availability under the credit agreement	130,000
Outstanding borrowings on revolving credit facility	(32,268)
Letters of credit outstanding	(665)
Net availability under the revolving credit facility		97,067
Total available funding capacity		$103,472

The Company’s cash flows are impacted from period to period by fluctuations in working capital. While the Company places an emphasis on working capital management in its operations, factors such as its contract mix, commercial terms, customer payment patterns, and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of September 30, 2021, but adverse changes in the economic environment and adverse financial conditions of its customers resulting from, among other things, the COVID-19 pandemic, may impact certain of its customers’ ability to access capital and pay the Company for its products and services, as well as impact demand for its products and services.

The changes in cash and cash equivalents for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by continuing operating activities	$(6,810)	$16,201
Net cash provided by (used in) continuing investing activities	18,910	(8,688)
Net cash used in continuing financing activities	(13,030)	(11,147)
Effect of exchange rate changes on cash and cash equivalents	24	(571)
Net cash used in discontinued operations	(253)	(662)
Net decrease in cash and cash equivalents	$(1,159)	$(4,867)

Cash Flow from Operating Activities
During the nine months ended September 30, 2021, cash flows used in continuing operating activities were $6,810, compared to cash flows provided by continuing operating activities of $16,201 during the prior year to date period. For the nine months ended September 30, 2021, the net income from continuing operations and adjustments to net income from continuing operating activities provided $13,880, compared to $26,841 in the 2020 period. Working capital and other assets and liabilities used $20,690 in the current period, compared to $10,640 in the prior year period. During the nine months ended September 30, 2021 and 2020, the Company made payments of $4,000 under the terms of the concrete tie settlement agreement with Union Pacific Railroad.

The Company’s calculation for days sales outstanding at September 30, 2021 and December 31, 2020 was 46 and 51 days, respectively, and the Company believes it has a high quality receivables portfolio.

Cash Flow from Investing Activities
Capital expenditures for the nine months ended September 30, 2021 and 2020 were $3,568 and $7,650, respectively. The current period expenditures primarily relate to the expansion of the Precast Concrete Products business line in Texas and the implementation of the SAP ERP system at additional Company divisions. Expenditures for the nine months ended September 30, 2020 related to the purchase of a continuous welded rail car and unloader within the Rail Technologies and Services segment, facility start-up expenditures within the Infrastructure Solutions segment, and general plant and operational improvements throughout the Company. During the nine months ended September 30, 2021, the Company received proceeds of $22,707 from the disposition of the Piling Products division.

Cash Flow from Financing Activities
During the nine months ended September 30, 2021 and 2020, the Company had a reduction in outstanding debt of $12,519 and $9,033, respectively. The decrease in debt for the nine months ended September 30, 2021 was the result of the application of the proceeds of the Piling Products division, while the decrease in 2020 was primarily attributable to the utilization of excess cash generated through operating activities. Treasury stock acquisitions of $549 and $1,660 for the nine months ended September 30, 2021 and 2020, respectively, represent stock repurchases from employees to satisfy their income tax withholdings in connection with the vesting of stock awards.

Financial Condition
As of September 30, 2021, the Company had $6,405 in cash and cash equivalents. The Company’s cash management priority continues to be short-term maturities and the preservation of its principal balances. As of September 30, 2021, approximately $3,141 of the Company’s cash and cash equivalents were held in non-domestic bank accounts. The Company principally maintains its cash and cash equivalents in accounts held by major banks and financial institutions.

The Company’s principal uses of cash in recent years have been to fund its operations, including capital expenditures, and to service its indebtedness. The Company views its liquidity as being dependent on its results of operations, changes in working capital needs, and its borrowing capacity. As of September 30, 2021, its revolving credit facility had $97,067 of net availability, while the Company had $32,453 in total debt. The Company’s current ratio as of September 30, 2021 was 1.99 compared to 2.05 as of December 31, 2020.

On August 13, 2021, the Company entered into the Credit Agreement, which increases the total commitments under the revolving credit facility to $130,000 from $115,000, extends the maturity from April 30, 2024 to August 13, 2026, and provides more favorable covenant terms. Borrowings under the Credit Agreement bear interest rates based upon either the base rate or LIBOR rate plus applicable margins. The Company believes that the combination of its cash and cash equivalents, cash generated from operations, and the capacity under its revolving credit facility should provide the Company with sufficient liquidity to provide the flexibility to operate the business in a prudent manner and enable the Company to continue to service its outstanding debt. For a discussion of the terms and availability of the credit facilities, please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000 and $20,000, effective February 28, 2017 and March 1, 2022, respectively, at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. During 2020, the Company dedesignated its cash flow hedges and now accounts for the $50,000 tranche of interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. As of September 30, 2021 and December 31, 2020, the swap liability was $445 and $1,097, respectively.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2021, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended September 30, 2021 were as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2021 - July 31, 2021	—	$—	—	$—
August 1, 2021 - August 31, 2021	—	—	—	—
September 1, 2021 - September 30, 2021	20	15.06	—	—
Total	20	$15.06	—	$—
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.
Item 5. Other Information
None.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description
*2.1	Asset Purchase Agreement between L.B. Foster Company and J.D. Fields & Company, Inc. dated September 24, 2021.

10.1
Fourth Amended and Restated Credit Agreement dated August 13, 2021, between Registrant and PNC Bank, Citizens Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., and BMO Harris Bank, National Association is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 0-10436, filed on August 16, 2021.

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

L.B. FOSTER COMPANY
(Registrant)

Date:	November 3, 2021	By: /s/ William M. Thalman
William M. Thalman
Senior Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)