Form 10-K
period 2021-12-31
FOSTER L B CO
filed 2022-03-02
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes     ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $185,372,284.
As of February 23, 2022, there were 10,827,411 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference:
Portions of the Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders (“2022 Proxy Statement”) are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, L.B. Foster Company’s (the “Company’s”) expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: the COVID-19 pandemic, and any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments; volatility in the prices of oil and natural gas and the related impact on the midstream energy markets, which could result in cost mitigation actions, including shutdowns or furlough periods; a continuation or worsening of the adverse economic conditions in the markets we serve, whether as a result of the current COVID-19 pandemic, including its impact on labor markets, supply chains, and other inflationary costs, travel and demand for oil and gas, the continued deterioration in the prices for oil and gas, governmental travel restrictions, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a continuing decrease in freight or transit rail traffic, including as a result of the COVID-19 pandemic; environmental matters, including any costs associated with any remediation and monitoring; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent dispositions of the Piling and IOS Test and Inspection Services businesses and acquisition of the LarKen Precast business and to realize anticipated benefits; costs of and impacts associated with shareholder activism; continued customer restrictions regarding the on-site presence of third party providers due to the COVID-19 pandemic; the timeliness and availability of materials from our major suppliers, including any continuation or worsening of the disruptions in the supply chain experienced as a result of the COVID-19 pandemic, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the continuing effective implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K and our other periodic filings with the Securities and Exchange Commission.

The forward-looking statements in this report are made as of the date of this report and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by the federal securities laws.

PART I
(Dollars in thousands, except share data unless otherwise noted)
ITEM 1. BUSINESS
Summary Description of Businesses
Founded in 1902, L.B. Foster Company is a Pennsylvania corporation with its principal office in Pittsburgh, PA. L.B. Foster Company is a global solutions provider of engineered, manufactured products and services that builds and supports infrastructure. The Company’s innovative engineering and product development solutions address the safety, reliability, and performance needs of its customers’ most challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia. As used herein, “L.B. Foster,” the “Company,” “we,” “us,” and “our” or similar references refer collectively to L.B. Foster Company and its subsidiaries, unless the context indicates otherwise.
For the fourth quarter and year ended December 31, 2021, the Company realigned its operating segments to execute on redefined strategic priorities in its core markets across its business portfolio. As a result, L.B. Foster’s business portfolio and business segment reporting structure is consolidated into three reporting segments: Rail, Technologies, and Services, Precast Concrete Products, and Steel Products and Measurement. The Rail, Technologies, and Services segment will consist of businesses previously positioned within the prior Rail Technologies and Services segment. The Precast Concrete Products and Steel Products and Measurement segments bifurcate the businesses previously reported within the prior Infrastructure Solutions segment.
The following table shows the net sales for each business segment as a percentage of total net sales for the years ended December 31, 2021 and 2020:

	Percentage of Net Sales
	2021	2020
Rail, Technologies, and Services	58%	56%
Precast Concrete Products	14	13
Steel Products and Measurement	28	31
	100%	100%
Financial information concerning these segments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, which is incorporated by reference into this Item 1.
Rail, Technologies, and Services
The Company’s Rail, Technologies, and Services (“Rail”) segment is comprised of several manufacturing, distribution, and service businesses that provide a variety of products, solutions, and services for freight and passenger railroads and other industrial companies throughout the world. The Rail segment has sales offices throughout North America, South America, Europe, and Asia, and works on rail projects where it offers products manufactured by the Company, or sourced from numerous supply chain partners. The Rail segment also offers contract project management and aftermarket services. The Rail reporting segment is comprised of the Rail Products, Global Friction Management, and Technology Services and Solutions business units.
Rail Products
The Rail Products business unit is comprised of the Company’s Rail Distribution, Allegheny Rail Products, Transit Products, Track Components, and Concrete Tie divisions. Following are summaries of those divisions:
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
Transit Products - This division supplies designed, engineered, and outsourced-manufactured direct fixation fasteners, coverboards, and special accessories primarily for passenger railroad systems. Transit Products also manufactures power rail, also known as third rail, at its facility in Niles, OH. These products are usually sold to contractors or by sealed bid to passenger railroads.
Track Components - The Track Components division manufactures track spikes and anchors at the Company’s facility in St. Jean Richelieu, Quebec.
Concrete Ties - This division manufactures engineered concrete railroad ties for freight and passenger railroads and industrial accounts at its facility in Spokane, WA.

Global Friction Management
The Company’s Global Friction Management business unit engineers, manufactures, and fabricates friction management products and application systems for its rail customers. It also provides aftermarket services managing its friction management solutions for its customers. The Company’s friction management products optimize performance at the rail to wheel interface, which helps our customers reduce fuel consumption, improve operating efficiencies, extend the life of operating assets such as rail and wheels, reduce track stresses, and lower the related maintenance and operating costs of its rail customers. Friction management products include mobile and wayside systems that apply lubricants and liquid or solid friction modifiers. These products and systems are designed, engineered, manufactured, fabricated, serviced, and marketed in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), and Germany.
Technology Services and Solutions
The Company’s Technology Services and Solutions business unit engineers and manufactures railroad condition monitoring systems and equipment, wheel impact load detection systems, wayside data collection and management systems, and rockfall, flood, earthworks, and bridge strike monitoring. These offerings create a smart interface between conventional rail products and intelligent digital technologies to monitor safety, increase network velocity, and enable the digital railway. In addition, the business unit provides controls, display, and telecommunication contract management solutions for the transit, control room, and customer information and display sectors to enhance safety, operational efficiency, and customer experience. These products, systems, and services are designed, engineered, serviced, and marketed in the U.S., U.K., and Germany.
Precast Concrete Products
The Precast Concrete Products (“Precast”) segment manufactures precast concrete products for the North American civil infrastructure market. Under its CXT® brand, Precast manufactures restrooms, concession stands, and other protective storage buildings available in multiple designs, textures, and colors for national, state, and municipal parks. The Company is a leading, high-end supplier of precast buildings in terms of volume, product options, and capabilities. Precast also manufactures various other precast concrete products such as sounds walls, burial vaults, bridge beams, box culverts, septic tanks, and other custom pre-stressed and precast concrete products at its Boise, ID, Hillsboro, TX, and Waverly, WV manufacturing facilities. The Company commenced operations at its newest facility located in Boise, ID, in the first quarter of 2020 following a move from a previous location in Spokane, WA. This move is part of an initiative focusing on regional growth opportunities and logistical savings associated with manufacturing products in a more centralized location closer to the Company’s existing and prospective customer base.
Steel Products and Measurement
The Company’s Steel Products and Measurement segment provides custom engineered solutions and services that help build and maintain critical civil and energy infrastructure throughout North and South America, Central America, and the Caribbean. Steel Products and Measurement designs, manufactures, and supplies a variety of steel bridge products to contractors performing installation and repair work to North American transportation infrastructure network. It also provides solutions in corrosion protection, measurement, and control systems for the safe transportation and accurate measurement of gas and liquids in pipelines as well as threaded pipe for water well applications. The Steel Products and Measurement reporting segment is comprised of the Fabricated Steel Products and Coatings and Measurement business units.
Fabricated Steel Products
The Fabricated Steel Products business unit provides fabricated bridge products to infrastructure end markets and provides threading services for agricultural, municipal and industrial water well applications. The Fabricated Steel Products business unit markets and sells products both domestically and internationally.
Bridge Products - The Bridge Products facility in Bedford, PA manufactures a number of fabricated steel and aluminum products primarily for the highway, bridge, and transit industries, including concrete-reinforced steel grid decking, open steel grid deck, aluminum bridge railing, and stay-in-place steel bridge forms.
Water Well Threading - The Company’s Magnolia, TX facility cuts, threads, and paints pipe primarily for water well applications for the agriculture industry and municipal water authorities and, to a lesser extent, threading services for the Oil Country Tubular Goods markets.
Piling Products - Sheet piling products are interlocking structural steel sections that are generally used to provide lateral support at construction sites. Bearing piling products are steel H-beam sections, which are driven into the ground for support of structures such as bridge piers and high-rise buildings.
On September 24, 2021, the Company completed the sale of its Piling Products division. The Company retained all pre-closing receivables and liabilities associated with the division. The sale included substantially all inventory and fixed assets held by the Company associated with the division.

Coatings and Measurement
The Coatings and Measurement business unit provides protective coating services and precision measurement products to infrastructure end markets. The following is a summary of those product and service offerings:
Protective Coatings - There are two pipeline coating services locations that make up our Protective Coatings division. Our Birmingham, AL facility coats the outside and inside diameter of pipe primarily for oil and gas transmission pipelines. This location partners with its primary customer, a pipe manufacturer, to market fusion bonded epoxy coatings, abrasion resistant coatings, and internal linings for a wide variety of pipe diameters for use in pipeline projects throughout North America.
The second location, located in Willis, TX, applies specialty outside and inside diameter coatings for a wide variety of pipe diameters for oil and gas transmission, mining, and waste-water pipelines, as well as custom coatings for specialty pipe fittings and connections.
Precision Measurement Products and Systems - The Company manufactures and provides turnkey solutions for metering and injection systems primarily for the oil, and, to a lesser extent, gas industry. The Willis, TX location operates a fabrication plant that builds metering systems for custody transfer applications, including crude oil and other petroleum-based products. These systems are used at well sites, pipelines, refineries, chemical plants, and loading/unloading facilities. The Willis, TX location also manufactures and installs additive and dye injection systems. These systems are used to inject performance additives and/or dyes into petroleum products.
Marketing and Competition
L.B. Foster Company generally markets its Rail directly in all major industrial areas of the U.S., Canada, and Europe. Precast and Steel Products and Measurement are primarily marketed domestically. The Company employs a sales force of approximately 62 people that is supplemented with a network of agents across Europe, South America, and Asia to reach current customers and cultivate potential customers in these areas. For the years ended December 31, 2021 and 2020, approximately 24% and 20% respectively, of the Company’s total sales were outside the U.S.
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
Raw Materials and Supplies
The Company purchases a variety of raw materials from its supplier base including steel, aggregate, epoxy, electronics, and components, from both domestic and foreign suppliers. Products are also purchased in the form of finished or semi-finished products which the majority of it is supplied from domestic and foreign steel producers. Generally, the Company has a number of vendor options.
The Company’s purchases from foreign suppliers are subject to foreign currency exchange rate changes and the risks associated with changes in international conditions, as well as U.S. and international laws that could impose import restrictions on selected classes of products and for anti-dumping duties if products are sold in the U.S. at prices that are below specified prices.
Backlog
The Company’s backlog represents the sales price of customer purchase orders or contracts in which the performance obligations have not been met, and therefore are precluded from revenue recognition. Although the Company believes that the orders included in backlog are firm, customers may cancel or change their orders with limited advance notice; however, these instances are rare. Backlog should not be considered a reliable indicator of the Company’s ability to achieve any particular level of revenue or financial performance.
Patents and Trademarks
The Company owns a number of domestic and international patents and trademarks, primarily related to products in its Global Friction Management and Technology Services and Solutions business units. The Company’s business segments are not dependent upon any individual patents or related group of patents, nor any individual licenses or distribution rights. The Company believes that, in the aggregate, the rights under its patents, trademarks, and licenses are generally important to its operations, but considers neither any individual patent, nor any licensing or distribution rights related to a specific process or product, to be of material importance in relation to its total business.
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
Diversity and Inclusion
The Company is dedicated to the principle of equal employment opportunity and the provision of a workplace free from discrimination and harassment in accordance with all applicable federal, state, and local laws and regulations. This statement and accompanying practices, which pertain to all persons involved in Company operations, prohibit unlawful discrimination by any employee and apply to all terms, conditions, and privileges of employment. Additionally, the Company will also make reasonable accommodations for individuals with known disabilities who are otherwise qualified to perform a job. The Company aims to employ and advance in employment qualified women, minorities, individuals with disabilities, covered veterans, and other classes at all levels of employment. The Company has implemented initiatives to advance diversity and inclusion, including changes to recruitment, onboarding, and employee training, and has developed the Spark initiative, which is an employee resource group targeting all employees interested in furthering the mission of empowerment and professional growth of women in the workplace.
Environmental, Social, and Governance Matters
As part of its ongoing commitment to good corporate stewardship, in 2022 the Company created a new full-time role to focus on and enhance its sustainability and environmental, social, and governance (“ESG”) initiatives. The position is intended to enhance collaboration with the Board of Directors, senior leadership, investors, employees, customers, and societal and civic organizations to integrate ESG policies, frameworks, goals, and metrics into the Company’s business risk and opportunity strategies. The new role is expected to lead cross-functional efforts to coordinate, execute, improve, and communicate the Company’s ESG efforts.
Health and Safety
L.B. Foster aims to promote a culture of environmental, health, safety, and sustainability (“EHSS”) excellence that strives to protect the environment as well as the safety and health of our employees, business, customers, and communities where we operate. The Company strives to meet or exceed the requirements of all applicable environmental, health, and safety (“EHS”) regulations as the Company raises its standards of excellence. Among its core values are safety, teamwork, and innovation, the Company aims to create more advanced solutions around sustainability. The Company emphasizes continual improvement in its EHSS performance, particularly as it applies to preventing pollution and reducing the environmental impact of its operations while maximizing opportunities for environmental and social benefits. The Company continually strives to develop best practices in EHS management based on international standards such as ISO 14001:2015 and ISO 45001:2018. The Company has 11 locations/businesses throughout North America and Europe that Environmental Management Systems has independently assessed and are compliant with the requirements of ISO 14001:2015 and ISO 45001:2018.
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
Talent Acquisition and Onboarding
The Company is committed to finding and hiring the best-qualified candidate (from within or outside of the organization) for a job opening, in a timely and cost-effective manner. The recruitment process includes analyzing the requirements of a job, meeting with hiring management to determine the appropriate qualifications and experience for the position, attracting qualified candidates to that job, providing opportunities to advance diversity in the workforce, screening and selecting applicants, hiring, and ultimately integrating the new employee to the organization.
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

Workforce
As of December 31, 2021, the Company had 991 employees, 721 located within the U.S., 72 within Canada, and 192 in Europe. There were 422 hourly production workers and 569 salaried employees. Of the hourly production workers, approximately 86 were represented by unions.
Three collective bargaining agreements covering approximately 21, 35, and 30 employees are scheduled to expire in August 2024, March 2025, and September 2025, respectively. As a result of the Company’s relocation of its concrete products operations from Spokane, WA to Boise, ID in 2020, a separation agreement was executed with the collective bargaining unit representing the employees affected by this relocation. This agreement had no impact on the employees under the same collective bargaining agreement at the concrete tie operation that remained in Spokane, WA. During 2021, the Company renegotiated the collective bargaining agreements at the concrete tie operation in Spokane, WA and bridge products operation in Bedford, PA. The Company has not suffered any major work stoppages during the past five years and considers its relations with its employees to be satisfactory.
All of the Company’s hourly and salaried employees are covered by one of its defined benefit plans or defined contribution plans.
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
Executive Officers of the Registrant
Information concerning the executive officers of the Company is set forth below:

Name	Age	Position
Brian H. Friedman	43	Vice President - Steel Products and Measurement
Patrick J. Guinee	52	Senior Vice President, General Counsel, and Secretary
Peter D. V. Jones	55	Vice President - Technology Services and Solutions
John F. Kasel	56	President and Chief Executive Officer
Brian H. Kelly	62	Senior Vice President - Human Resources and Administration
Gregory W. Lippard	53	Senior Vice President - Rail
Robert A. Ness	58	Vice President - Precast Concrete Products
Sean M. Reilly	49	Corporate Controller and Principal Accounting Officer
William M. Thalman	55	Senior Vice President and Chief Financial Officer
William F. Treacy	62	Senior Vice President and Chief Growth Officer
Mr. Friedman was elected Vice President - Steel Products and Measurement in October 2021, having previously served as Vice President - Coatings and Measurement since joining the Company in May of 2019. Prior to joining the Company, Mr. Friedman was employed by ABB Ltd from 2012 to 2019 in various roles including Director Global Product Management and Manufacturing Unit Manager. Previously, he served in various research and development and operations role for Hunter Fan Company from 2001 and 2012.
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
Mr. Jones has worked at L.B. Foster since 2010. Mr. Jones was elected Vice President - Technology Services and Solutions in October 2021, having previously served as Vice President - Global Technology and Managing Director of L.B. Foster Rail Technologies (UK) Ltd having held the latter position from 2010 to 2021. Prior to L.B. Foster, Mr. Jones held the position of Managing Director of Portec Rail Products (UK) Ltd from 2006 to 2010.

Mr. Kasel was elected President and Chief Executive Officer in July 2021, having previously served as Senior Vice President and Chief Operating Officer since December 2019, Senior Vice President - Rail and Construction from 2017 to 2019, Senior Vice President - Rail Products and Services from 2012 to 2017, Senior Vice President - Operations and Manufacturing from 2005 to 2012, and Vice President - Operations and Manufacturing from 2003 to 2005. Mr. Kasel served as Vice President of Operations for Mammoth, Inc., a Nortek company from 2000 to 2003.
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
Mr. Lippard serves as Senior Vice President - Rail, and was previously Vice President - Rail Technologies and Services from 2020 to 2021, Vice President - Rail from January 2020 to November 2020 and Vice President - Rail Products from 2017 to 2019. From 2000 to 2017, he served as Vice President - Rail Product Sales. Prior to re-joining the Company in 2000, Mr. Lippard served as Vice President - International Trading for Tube City, Inc. from 1998. Mr. Lippard served in various other capacities with the Company after his initial employment in 1991.
Mr. Ness was elected Vice President - Precast Concrete Products in January 2021, having previously served as Director, Operations of CXT Precast since June 2020. Previously, Mr. Ness served as the Rail Business Controller beginning from 2012 to 2020 and Division Controller role he had held since his initial employment with the Company in 2006.
Mr. Reilly was appointed Controller and Principal Accounting Officer of the Company in January 2022. Prior to joining the Company, Mr. Reilly most recently served as Vice President of Finance - Metal Cutting Division, at Kennametal, Inc. since April 2019. Prior to that role, Mr. Reilly served in roles of increasing responsibility at Kennametal, Inc., including as Director of Finance - Infrastructure division, from 2016 to 2019; Director of Finance - Integrated Supply Chain and Logistic from 2015 to 2016; Director of Finance - Asia from 2013 to 2015 in Singapore and Earthworks Controller from 2007 to 2012.
Mr. Thalman was appointed Senior Vice President and Chief Financial Officer of the Company in February 2021. Prior to joining the Company, Mr. Thalman was employed by Kennametal, Inc. from February 2004 through February 2021, most recently serving as Vice President - Advanced Material Solutions since 2016 and Vice President - Transformation Office since 2019. Prior to these roles, he served in roles of increasing responsibility, including: Vice President - Finance Infrastructure, Director of Finance - M&A and Planning, Director of Finance – Kennametal Europe, Director of Finance - MSSG Americas, Assistant Corporate Controller, and Director of Financial Reporting.
Mr. Treacy was appointed Senior Vice President and Chief Growth Officer in October 2021, and was previously Senior Vice President - Infrastructure Solutions in 2021, Vice President - Infrastructure Solutions from November 2020 to February 2021, Vice President - Tubular and Energy Services from 2017 to 2020. Mr. Treacy previously served as Director of Technology and General Manager, Transit Products within the Rail Products and Services segment since 2013. Prior to joining the Company, Mr. Treacy served as Interim President of Tuthill Vacuum and Blower Systems from 2012 to 2013. Mr. Treacy previously served as General Manager, Crane Vending Solutions for Crane Co. from 2009 to 2011 and was employed by Parker Hannifin from 2000 to 2009, last serving as Vice President of Operations Development.
Officers are elected annually at the organizational meeting of the Board of Directors following the annual meeting of stockholders.
ITEM 1A. RISK FACTORS
Risks and Uncertainties
We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could have a material and adverse effect on our business, financial condition, and results of operations. The following risk factors highlight what we believe to be the more material factors that have affected us and could affect us in the future. We have grouped the risk factors into six categories for ease of reading, and without any reflection on the importance of, or likelihood of, any particular category. We may also be affected by unknown risks or risks that we currently believe are immaterial. If any one or more such events actually occur, our business, financial condition, and results of operations could be materially and adversely affected. One should carefully consider the following risk factors and other information contained in this Annual Report on Form 10-K and any other risks discussed in our other periodic filings with the SEC before deciding to invest in our common stock.
COVID-19 Risks
The COVID-19 pandemic could continue to adversely affect our business.
The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations and supply chains, and we have experienced and expect to continue to experience unpredictable reductions in demand for certain of our products and services. If we do not successfully manage our supply chain or identify new sources of supplies, we may be unable to satisfy customer orders, which could harm our reputation and customer relationships and materially adversely affect our business, financial condition, and operating results. Though we have implemented safety measures and protocols in accordance with local government orders, an outbreak of COVID-19 at any one of our facilities could result in production delays or otherwise interrupt our operations. While COVID-19 has adversely affected each of the markets we serve, the impact on the midstream energy markets has been particularly adverse, and has contributed to volatility in the prices of oil and natural gas, weakened demand, and reduced customer spending. In the rail, transit, friction management, and fabricated steel products businesses, governmental stay-at-home and work-from-home orders both in the U.S. and globally, particularly in the U.K., have resulted in reduced traffic and demand for our products and services, and many public works projects have been deferred or delayed as a result of governmental pandemic mitigation efforts, adversely impacting our businesses. U.S. and non-domestic governmental and private pandemic mitigation measures such as stay-at-home orders have slowed travel and movement of goods throughout the world, contributing to reduction in demand for our products and services. Such measures have also contributed to a tight labor market which in turn adversely impacts our supply chain. We expect that these adverse impacts will continue but we are unable to predict the extent, nature, or duration of the impacts on our results of operations and financial condition at this time.
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
Prolonged negative economic conditions, volatile energy prices, and other unfavorable changes in U.S., global, or regional economic and market conditions could adversely affect our business.
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
Our profitability is dependent upon the efficient use of our resources. Rising inflation, labor costs, labor disruptions, and other increases in costs due to tariffs or other reasons in the geographic areas in which we operate could have a significant adverse impact on our profitability and results of operations. During 2021, the Company experienced increased costs in labor and materials as a result of the inflationary environment, competitive labor market, and supply chain constraints which adversely impacted the Company’s profitability. We expect that these adverse impacts will continue but we are unable to predict the extent, nature, or duration of the impacts on our results of operations and financial condition at this time.
Our success is in part dependent on the accuracy and proper utilization of our management information and communications systems.
We are currently working through an enterprise resource planning (“ERP”) system transition. Certain divisions of our Company migrated into the new ERP system during 2016, additional divisions have since migrated, including during 2021, and certain other divisions may be transitioned during 2022 and in subsequent years. We also began the implementation of a global financial planning and consolidation system during 2021 that will be operational in 2022. The system implementations are intended to enable us to better meet the information requirements of our users, increase our integration efficiencies, and identify additional synergies in the future. The implementation of our ERP system is complex because of the wide range of processes and systems to be integrated across our business. Any disruptions, delays, or deficiencies in the design, operation, or implementation of our various systems, or in the performance of our systems, particularly any disruptions, delays, or deficiencies that impact our operations, could adversely affect our ability to effectively run and manage our business, including our ability to receive, process, ship, and bill for orders in a timely manner or our ability to properly manage our inventory or accurately present our inventory availability or pricing. Project delays, business interruptions, or loss of expected benefits could have a material and adverse effect on our business, financial condition, or results of operations.
We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
Our business employs systems and websites that allow for the storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and other parties, including financial information, intellectual property, and personal identification information. Security breaches and other disruptions could compromise our information, expose us to liability, and harm our reputation and business. In October 2020, we experienced a cyber-attack on our information technology systems. While the cyber-attack caused temporary disruption and interference with our operations, it did not and will not result in a material adverse effect on our business operations. Despite the steps we take to deter and mitigate cybersecurity risks, we may not be successful. We may not have the resources or technical sophistication to anticipate or prevent current or rapidly evolving types of cyber-attacks including data and security breaches, malware, ransomware, hacking, and identity theft. Data and security breaches can also occur as a result of non-technical issues, including an intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships. Federal, state, and foreign government bodies and agencies have adopted or are considering the adoption of laws and regulations regarding the collection, use, and disclosure of personal information obtained from customers and individuals. The costs of compliance with, and other burdens imposed by, such data privacy laws and regulations, including those of the European Union (“E.U.”) and the U.K. which are, in some respects, more stringent than U.S. standards, could be significant. Any compromise or breach of our security, including from the cyber-attack that we experienced or any future attack, could result in a violation of applicable privacy and other laws, legal and financial exposure, negative impacts on our customers’ willingness to transact business with us, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.
Certain divisions of our business depend on a small number of suppliers. The loss of any such supplier could have a material and adverse effect on our business, financial condition, and result of operations.
In our Rail Products business unit, we rely on a limited number of suppliers for key products that we sell to our customers. Our Protective Coatings division is predominately dependent on two suppliers of epoxy coating. A significant downturn in the business of one or more of these suppliers, a disruption in their manufacturing operations, an unwillingness to continue to sell to us, or a disruption in the availability of rail or coating products and services may adversely impact our financial results.
Fluctuations in the price, quality, and availability of the primary raw materials used in our business could have a material and adverse effect on our operations and profitability.
Many of our businesses utilize steel as a significant product component. The steel industry is cyclical and prices and availability are subject to these cycles, as well as to international market forces. We also use significant amounts of cement and aggregate in our precast products and ties offerings. Our technology based solutions and services are dependent on electronic components and the ability to source these items. During 2021, the Company experienced increasing costs of sources materials due to supply chain constraints and inflationary environment. No assurances can be given that our financial results would not be adversely affected if prices or availability of these materials were to change in a significantly unfavorable manner.
Labor disputes may have a material and adverse effect on our operations and profitability.
Three of our manufacturing facilities are staffed by employees represented by labor unions. Approximately 86 employees employed at these facilities are currently working under three separate collective bargaining agreements. Disputes with regard to the terms of these agreements or our potential inability to renegotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, slowdowns, or lockouts, which could cause a disruption of our operations and have a material and adverse effect on our results of operations, financial condition, and liquidity.
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
Much of our future success depends on the continued availability and service of key personnel, including our Chief Executive Officer, the executive team, and other highly skilled employees. As a result of the pandemic, the Company is experiencing a tight labor market which has constricted the labor pool and driven up labor costs as we compete for talent. Changes in demographics, training requirements, and the availability of qualified personnel could negatively affect our ability to compete and lead to a reduction in our profitability.
We may not foresee or be able to control certain events that could adversely affect our business.
Unexpected events, including fires or explosions at our facilities, natural disasters, such as hurricanes, flooding, and winter storms causing power failures or travel restrictions with respect to our operations, armed conflicts, terrorism, health epidemics or pandemics, such as COVID-19, and related restrictions on travel, economic or political uncertainties or instability, civil unrest, strikes, unplanned outages, equipment failures, failure to meet product specifications, or disruptions in certain areas of our operations, may cause our operating costs to increase or otherwise negatively impact our financial performance.
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
We possess intellectual property including proprietary rail product formulations and systems and component designs, and we own a number of patents and trademarks under the intellectual property laws of the U.S., Canada, Europe, and other countries in which product sales are possible. While we have not perfected patent and trademark protection of our proprietary intellectual property for all products in all countries, we periodically assess our portfolio to determine the need for pursuing further protection. The decision not to obtain patent and trademark protection in additional countries may result in other companies copying and marketing products that are based upon our proprietary intellectual property. This could impede growth into new markets where we do not have such protections and result in a greater supply of similar products in such markets, which in turn could result in a loss of pricing power and reduced revenue. In some cases, we may decide that the best way to protect our intellectual property is to retain proprietary information as trade secrets and confidential information rather than to apply for patents, which would involve disclosure of proprietary information to the public. Any misappropriation or reverse engineering of our trade secrets could result in competitive harm and may result in costly and time-consuming litigation. If any of these events should occur, it could materially adversely affect our results of operations and financial condition.
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
We are required under U.S. generally accepted accounting principles to review intangible and long-lived assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, goodwill is required to be tested for impairment at least annually. Factors that may cause the carrying value of our intangible and long-lived assets to not be recoverable include, but are not limited to, a decline in stock price and resulting market capitalization, a significant decrease in the market value of an asset, or a significant decrease in operating or cash flow projections. No impairments of goodwill or intangible assets were recorded in 2021 and 2020. Impairment charges were recorded on long-lived assets related to the since divested IOS Test and Inspection Services business during 2020.
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
Our inability to comply with covenants in place or our inability to make the required principal and interest payments may cause an event of default, which could have a substantial adverse impact to our business, financial condition, and results of operations. There is no assurance that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, particularly if credit market conditions deteriorate. Furthermore, there can be no assurance that refinancing or asset dispositions would be permitted by the terms of our credit agreements or debt instruments. Our existing credit agreements contain, and any future debt agreements we may enter into may contain, certain financial tests and other covenants that limit our ability to incur indebtedness, acquire other businesses, and any such future debt agreements may impose various other restrictions. Our ability to comply with financial tests may be adversely affected by changes in economic or business conditions beyond our control, and these covenants may limit our ability to take advantage of potential business opportunities as they arise. We cannot be certain that we will be able to comply with the financial tests and other covenants, or, if we fail to do so, that we will be able to obtain waivers or amended terms from our lenders. An uncured default with respect to one or more of the covenants could result in the amounts outstanding being declared immediately due and payable, which may also trigger an obligation to redeem our outstanding debt securities and repay all other outstanding indebtedness. Any such acceleration of our indebtedness would have a material and adverse effect on our business, financial condition, and results of operations.
Certain portions of our variable rate debt, including our revolving credit facility, use LIBOR as a benchmark for establishing the interest rate. The consequences of this and other developments with respect to LIBOR cannot be entirely predicted but may result in an increase in the interest cost of our variable rate debt.
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
Government actions in the U.S. or other countries where we have a higher concentration of business may change tax policy, trade policy, or enact other legislation that could create an unfavorable environment for the Company, making it more difficult to compete or adversely impact our operating results.
The United States-Mexico-Canada Trade Agreement (“USMCA”) and certain other international trade agreements could affect our business, financial condition, and results of operations.
On July 1, 2020, the USMCA became effective, replacing the North American Free Trade Agreement. It is uncertain how the USMCA will impact foreign trade and our international operations. However, given the amount of North American trade that moves by truck and rail, it could have a significant impact on supply and demand for the raw materials that we use in manufacturing processes and for finished goods in the markets we serve, and could adversely impact the amount, movement, and patterns of products that we ship. Potential material modifications to USMCA, or certain other international trade agreements, including with respect to the modification of trade agreements with or among the E.U. and the U.K., may have a material adverse effect on our business, financial condition, and results of operations.
International Risks
A portion of our sales are derived from our international operations, which expose us to certain risks inherent in doing business on an international level.
Doing business outside the U.S. subjects the Company to various risks, including changing economic and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts, and unexpected changes in U.S. and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments, and taxation. Increasing sales to foreign countries, including Canada, China, India, Mexico, the U.K., and countries within the E.U., expose the Company to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have little control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, be unable to alter our business practices in time to avoid the adverse effect of any of these possible changes.
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
The majority of our U.K. operations are heavily concentrated within the U.K. borders; however, this could adversely affect the future growth of our U.K. operations into other European locations. Our U.K. operations represented approximately 11% and 9% of our total revenue for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020 less than 1% of our consolidated net revenue was from the U.K. operation’s sales exported to E.U. members.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The location and general description of the principal properties that are owned or leased by the Company, together with the segment of the Company’s business using such properties, are set forth in the following table:

Location	Function	Acres	Business Segment	Lease Expiration
Bedford, PA	Bridge component fabricating plant	16	Steel Products and Measurement	Owned
Birmingham, AL	Protective coatings facility	32	Steel Products and Measurement	2022
Burnaby, BC, Canada	Friction management products plant	N/A	Rail, Technologies, and Services	2024
Columbia City, IN	Rail processing facility and yard storage	22	Rail, Technologies, and Services	Owned
Hillsboro, TX	Precast concrete facility	9	Precast Concrete Products	Owned
Magnolia, TX	Threading facility	34	Steel Products and Measurement	Owned
Nampa, ID	Precast concrete facility	12	Precast Concrete Products	2029
Niles, OH	Rail fabrication, friction management products, and yard storage	35	Rail, Technologies, and Services	Owned
Pueblo, CO	Rail joint manufacturing facility	9	Rail, Technologies, and Services	Owned
Saint-Jean-sur-Richelieu, QC, Canada	Rail anchors and track spikes manufacturing plant	17	Rail, Technologies, and Services	Owned
Sheffield, United Kingdom	Track component and friction management products facility	N/A	Rail, Technologies, and Services	2030
Spokane, WA	Concrete tie plant	13	Rail, Technologies, and Services	2025
Waverly, WV	Precast concrete facility	85	Precast Concrete Products	Owned
Willis, TX	Protective coatings facility	16	Steel Products and Measurement	Owned
Willis, TX	Measurement services facility	13	Steel Products and Measurement	Owned
Included in the table above are certain facilities leased by the Company for which there is no acreage included in the lease. For these properties a “N/A” has been included in the “Acres” column.
Including the properties listed above, the Company has a total of 19 sales offices, including its headquarters in Pittsburgh, PA, and 20 warehouses, plants, and yard facilities located throughout the U.S., Canada, Europe, China, and Brazil. The Company’s facilities are in good condition and suitable for the Company’s business as currently conducted and as currently planned to be conducted.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(Dollars in thousands, except share data unless otherwise noted)
Stock Market Information
The Company had 287 common shareholders of record on February 23, 2022. The number of record holders does not include stockholders who are beneficial owners but whose shares are held in “street name” by brokers and other nominees or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories. Common stock is traded on the NASDAQ Global Select Market under the symbol: FSTR.
Dividends
During 2021 and 2020 the Company did not declare any quarterly dividends.
The Company’s August 13, 2021 credit facility, and as amended, permits it to pay dividends and distributions and to make redemptions with respect to its stock providing no event of default or potential default (as defined in the facility agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption.
Securities Authorized for Issuance Under Equity Compensation Plans
Under the 2006 Omnibus Incentive Plan, since May 2018, at each annual meeting of shareholders, where non-employee directors were elected or reelected, as part of their compensation, the non-employee members of the Board of Directors (“Board”) have received annual awards of forfeitable restricted shares subject to a one-year vesting requirement. Prior to that date, such directors received fully-vested shares. During 2021, pursuant to the 2006 Omnibus Incentive Plan, the Company issued approximately 35,000 shares of the Company’s common stock for the annual non-employee director equity award, which shares vest on the one-year anniversary of the date of grant. Commencing in 2020 and ending in December 2021, in addition to the annual restricted stock award, those non-employee directors serving on the Board Strategy Committee have been awarded restricted shares on an annual basis subject to a one-year vesting requirement. During 2021, there were no non-employee directors who elected the option to receive fully-vested shares of the Company’s common stock in lieu of director cash compensation. Through December 31, 2021, there were approximately 254,000 fully vested shares issued under the 2006 Omnibus Incentive Plan to non-employee directors. During the quarter ended June 30, 2017, the Nomination and Governance Committee and Board of Directors jointly approved the Deferred Compensation Plan for Non-Employee Directors under the 2006 Omnibus Incentive Plan, which permits non-employee directors of the Company to defer receipt of earned cash and/or stock compensation for service on the Board. As of December 31, 2021, approximately 75,000 deferred share units were allotted to the accounts of non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.
The Company grants eligible employees restricted stock and performance unit awards under the 2006 Incentive Omnibus Plan. The forfeitable restricted stock awards generally time-vest ratably over a three-year period, unless indicated otherwise in the underlying restricted stock award agreement. Performance unit awards are offered annually under separate three-year long-term incentive programs. Performance units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples as defined in the underlying program.
Since 2017, the Company has withheld shares of restricted stock for satisfaction of tax withholding obligations. During 2021 and 2020, the Company withheld 45,288 and 95,285 shares, respectively, for this purpose. The values of the shares withheld were $732 and $1,665 in 2021 and 2020, respectively.
Issuer Purchases of Equity Securities
The Company’s purchases of equity securities for the three months ended December 31, 2021 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2021 - October 31, 2021	356	$15.50	—	$—
November 1, 2021 - November 30, 2021	—	—	—	—
December 1, 2021 - December 31, 2021	13,027	13.75	—	—
Total	13,383	$13.80	—	$—
1.Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
ITEM 6. [RESERVED]
Omitted pursuant to amendments to Item 301 of Regulation S-K effective February 10, 2021.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except share data unless otherwise noted)
Executive Level Overview
2021 Developments and 2022 Outlook
During 2021, the Company:
•Produced net sales of $513,620, an increase of $16,209, or 3.3%, over 2020;
•Generated net income from continuing operations of $3,471, or $0.33 per diluted share;
•Divested the Piling Products division from the Steel Products and Measurement segment, resulting in cash proceeds of $22,707 and a pretax gain on sale of $2,741;
•Reported adjusted EBITDA(a) (earnings before interest, taxes, depreciation, amortization, and certain income) of $18,692;
•Reduced the outstanding balance on its credit facility by $13,735, or 30.5%, to $31,251, resulting in net debt(a) of $20,879;
•Amended its credit agreement, resulting in an increase in the maximum capacity of its revolver from $115,000 to $130,000, improved pricing, and a more accommodating covenant package;
•Continued operations during the COVID-19 pandemic while working to minimize business interruptions and address safety concerns by monitoring through health, travel, and quarantine recommendations issued by the U.S. Centers for Disease Control and various national, state, provincial, and local departments of health where our facilities are located; and
•Appointed John F. Kasel President and Chief Executive Officer, William M. Thalman Senior Vice President and Chief Financial Officer, William F. Treacy Senior Vice President and Chief Growth Officer, and realigned the Company’s operating segments under four senior business leaders in connection with a refreshed enterprise strategy designed to leverage its growth and returns business platforms.

(a) The following tables display reconciliations of non-GAAP financial measures for the years ended December 31, 2021 and 2020. EBITDA is a financial metric utilized by management to evaluate the Company’s performance on a comparable basis. The Company believes that EBITDA is useful to investors as a supplemental way to evaluate the ongoing operations of the Company’s business as EBITDA enhances investors’ ability to compare historical periods as it adjusts for the impact of financing methods, tax law and strategy changes, and depreciation and amortization. In addition, EBITDA is a financial measurement that management and the Company’s Board of Directors use in their financial and operational decision-making and in the determination of certain compensation programs. Adjusted EBITDA includes certain adjustments to EBITDA. In 2021, the Company made adjustments to exclude the gain on the sale of the Piling Products division. In 2020, the Company made adjustments to exclude the impact of relocation and restructuring costs and the proceeds from an unconsolidated partnership.. The Company views net debt, which is total debt less cash and cash equivalents, as an important metric of the operational and financial health of the organization and useful to investors as an indicator of our ability to incur additional debt and to service our existing debt. Non-GAAP financial measures are not a substitute for GAAP financial results and should only be considered in conjunction with the Company’s financial information that is presented in accordance with GAAP. Quantitative reconciliations of EBITDA and debt to the non-GAAP financial measures are presented below.

	Year Ended December 31,
	2021	2020
Adjusted EBITDA Reconciliation
Net income from continuing operations	$3,471	$25,823
Interest expense - net	2,956	3,761
Income tax expense (benefit)	1,119	(11,841)
Depreciation	8,051	7,850
Amortization	5,836	5,729
Total EBITDA from continuing operations	21,433	31,322
Gain on divestiture of Piling Products	(2,741)	—
Relocation and restructuring costs	—	2,545
Proceeds from unconsolidated partnership	—	(1,874)
Adjusted EBITDA from continuing operations	$18,692	$31,993

	December 31,	December 31,
	2021	2020
Net Debt Reconciliation
Total debt	$31,251	$45,024
Less: cash and cash equivalents	(10,372)	(7,564)
Net debt	$20,879	$37,460

On September 24, 2021, the Company completed the sale of its Piling Products division for $23,902 in total expected proceeds, $1,195 of which is expected to be collected in 2022. The Company retained all pre-closing receivables and liabilities associated with the division. The sale included substantially all inventory held by the Company associated with the division, as well as the related fixed assets. The Piling Products division was included in the Fabricated Steel Products business unit within the Steel Products and Measurement segment. The Piling Products division revenues were $60,819 and $59,139 for the years ended December 31, 2021 and 2020, respectively.
Net sales for 2021 were $513,620, a $16,209 increase, or 3.3%, compared to the prior year. The sales increase was attributable to the Company’s Rail and Precast segments, which increased by 8.4% and 12.1%, respectively, over the prior year. The $23,302 increase in Rail was attributable to increases in Rail Products, Global Friction Management, and Technology Services and Solutions. The $7,676 increase in the Precast segment was attributable to increases in precast building revenue in its Boise, ID facility. Partially offsetting these increases, was a $14,769 decline in Steel Products and Measurement sales, which continues to face a challenging environment in the midstream energy market due to excess infrastructure pipeline capacity.
Gross profit for 2021 was $86,302, an $8,704 decrease, or 9.2%, from the prior year. The 16.8% consolidated gross profit margin decreased by 230 basis points when compared to the prior year. All three segments experienced declining gross profit margin versus last year. Gross profit increased in the Rail segment by $1,986, driven by the $23,302 increase in revenues. However, Rail gross profit margins declined 90 basis points due primarily attributable to raw material, labor, and production cost inflation, coupled with labor and supply chain disruptions impacting manufacturing and fulfillment of orders. This impact was most pronounced in the Rail Products business unit. Slightly lower margins in Global Friction Management were offset by slightly higher margins in Technology Services and Solutions. The Precast segment gross profit increased $1,096, or 9.6%, driven by the increased sales volume. Precast segment gross profit margin was reduced by 40 basis points due to raw material and labor inflation and disruption, coupled with a shortage of engineering services to support production design certifications. In the Steel Products and Measurement segment, gross profit declined from the prior year by $11,786, primarily driven by the decrease in revenues in the Coatings and Measurement business unit, which resulted from lower pipeline and measurement demand in the midstream energy market. Steel Products and Measurement gross profit margin was down 640 basis points compared to the prior year.
Selling and administrative expenses in 2021 increased by $2,351, or 3.2%, from the prior year, primarily driven by increases in personnel related costs, including stock-based compensation expense, as well as costs associated with the Company’s strategic initiatives. Selling and administrative expenses as a percent of net sales were flat compared to the prior year at 14.8%.
Net income from continuing operations for 2021 was $3,471, or $0.33 per diluted share, a reduction of $22,352, or $2.09 per diluted share, from the prior year. The current year was favorably impacted by a gain of $2,046, net of tax, on the sale of the Piling Products division. The prior year was favorably impacted by a non-recurring income tax benefit of $15,840 resulting from the sale of the IOS Test and Inspection Services business in September 2020.
The Company’s consolidated backlog(b) was $210,189 as of December 31, 2021, a decrease of $38,043, or 15.3%, from the prior year. The divestiture of the Piling Products business unit during 2021 resulted in a $32,042 decline in backlog versus last year. This backlog decline was partially offset by a $22,846 increase in the Precast segment, which continues to benefit from infrastructure investment and government-funded programs to rebuild national parks. The current inflationary cost environment, including labor rates, is expected to continue to put pressure on margins across our businesses. Actions to mitigate these impacts as much as possible are ongoing. In addition, the Company continues to take proactive steps to manage disruptions in raw materials, labor, supply chain, service partner, and other lingering COVID-19 related effects in an attempt to mitigate their adverse impact as much as possible. The Coatings and Measurement business unit continues to be affected by the ongoing depressed level of infrastructure investment in the midstream pipeline markets despite rising energy prices. Certain areas of this business have experienced some modest improvement. However, demand levels remain depressed compared to historical levels as pipeline projects continue to be deferred, and the outlook for this business unit remains weak for the foreseeable future. The Company will continue to adjust the cost structure of this business as appropriate to mitigate these negative market conditions as much as possible. While the Rail segment’s backlog declined year-over-year by $24,658 driven by the Rail Products business unit, freight rail activity and global transit ridership levels have improved, albeit well below pre-pandemic levels. With the federal infrastructure support programs announced in 2020 and 2021, the Company is maintaining its optimistic outlook regarding longer-term trends in the North American freight and transit markets given supply chain and transportation needs coupled with government-subsidized investment expected. While the challenging operating environment is expected to improve in 2022, it could persist throughout 2022 and possibly longer. Despite these potential short-term challenges, the Company expects that many of its businesses will continue to directly benefit from infrastructure investment activity, including funding benefits from U.S. Infrastructure Investment and Jobs Act passed in November 2021. Additionally, with the proceeds from the Piling business divestiture coupled with the additional flexibility and capacity resulting from the amendment and extension of our credit agreement in August 2021, the Company believes that it has significant capacity to pursue organic and acquisitive growth opportunities in 2022 and beyond.
(b) The Company defines new orders as a contractual agreement between the Company and a third-party in which the Company will, or has the ability to, satisfy the performance obligations of the promised products or services under the terms of the agreement. The Company defines backlog as contractual commitments to customers for which the Company’s performance obligations have not been met, including with respect to new orders and contracts for which the Company has not begun any performance. Management utilizes new orders and backlog to evaluate the health of the industries in which the Company operates, the Company’s current and future results of operations and financial prospects, and strategies for business development. The Company believes that new orders and backlog are useful to investors as supplemental metrics by which to measure the Company’s current performance and prospective results of operations and financial performance. The

Company defines its book-to-bill ratio as new orders divided by revenue. Management uses the book-to-bill key performance indicator as a monitoring metric for the levels of backlog a business unit is building (greater than 1.0) or consuming (less than 1.0), which may provide management and investors an indication of current market activity.
Year-to-date Results Comparison
Results of Operations

	Year Ended December 31,		Percent Increase/(Decrease)	Percent of Total Net Sales Year Ended December 31,
	2021	2020	2021 vs. 2020	2021	2020
Net Sales:
Rail, Technologies, and Services	$299,749	$276,447	8.4%	58.4%	55.6%
Precast Concrete Products	70,990	63,314	12.1	13.8	12.7
Steel Products and Measurement	142,881	157,650	(9.4)	27.8	31.7
Total net sales	$513,620	$497,411	3.3%	100.0%	100.0%

	Year Ended December 31,		Percent Increase/(Decrease)	Gross Profit Percentage Year Ended December 31,
	2021	2020	2021 vs. 2020	2021	2020
Gross Profit:
Rail, Technologies, and Services	$57,249	$55,263	3.6%	19.1%	20.0%
Precast Concrete Products	12,491	11,395	9.6	17.6	18.0
Steel Products and Measurement	16,562	28,348	(41.6)	11.6	18.0
Total gross profit	$86,302	$95,006	(9.2)%	16.8%	19.1%

	Year Ended December 31,		Percent Increase/(Decrease)	Percent of Total Net Sales Year Ended December 31,
	2021	2020	2021 vs. 2020	2021	2020
Expenses:
Selling and administrative expenses	$75,995	$73,644	3.2%	14.8%	14.8%
Amortization expense	5,836	5,729	1.9	1.1	1.2
Operating profit	4,471	15,633	(71.4)	0.9	3.1
Interest expense - net	2,956	3,761	(21.4)	0.6	0.8
Other income - net	(3,075)	(2,110)	(45.7)	(0.6)	(0.4)
Income from continuing operations before income taxes	$4,590	$13,982	(67.2)%	0.9%	2.8%
Income tax expense (benefit)	1,119	(11,841)	109.5	0.2	(2.4)
Income from continuing operations	$3,471	$25,823	(86.6)%	0.7%	5.2%

Fiscal 2021 Compared to Fiscal 2020 — Company Analysis
Net sales of $513,620 for the year ended December 31, 2021 increased by $16,209, or 3.3%, compared to the prior year. Both the Rail and Precast segments contributed to the increase, with increases over the prior year of 8.4% and 12.1%, respectively. The sales increase was partially offset by a decline in the Steel Products and Measurement segment of 9.4%, which was primarily attributable to the circumstances around the COVID-19 pandemic, resulting in reduced demand most severely impacting the Coatings and Measurement business unit, which principally serves the midstream energy market, within the Steel Products and Measurement segment.
Gross profit decreased by $8,704 from the prior year to $86,302 for 2021. This decrease was attributable to the Steel Products and Measurement segment, which decreased by $11,786 from the prior year. Along with the decrease in gross profit, gross profit margin for 2021 was 16.8%, or 230 basis points lower than the prior year. The decrease in the current year margin was experienced in each of the three segments, which was primarily impacted by decreased sales volume within the Coatings and Measurement business unit, as well as raw material and labor inflation coupled with supply chain and manufacturing disruptions which impacted production and order fulfillment.
Selling and administrative expenses increased by $2,351, or 3.2%, over the prior year. The increase was primarily attributable to increases in personnel related expenses of $1,424 from the prior year, including an $809 increase in stock-based compensation expense, and an increase in third-party supplies and services of $1,135 compared to the prior year, largely related to the Company’s strategic assessment. As a result of the increased sales levels in 2021, selling and administrative expenses remained flat at 14.8% as a percentage of net sales as compared to the prior year.
For the year ended December 31, 2021, the Company recorded pretax income of $2,741 from the gain on sale of the Piling Products division. In the prior year, the Company recorded $673 in expense related to relocation and closure activities and income of $1,874 from an unconsolidated partnership distribution, all of which were recorded in “Other income - net.” Interest expense, net of interest income, for the year ended December 31, 2021 was reduced by $805 as a result of the $13,773 reduction in outstanding debt and favorable terms under the August 2021 credit agreement.
The Company’s effective income tax rate for 2021 was 24.4%, compared to (84.7)% in the prior year period. The Company’s income tax expense from continuing operations for 2021 included an income tax benefit of $2,130, net of valuation allowance, related to the disposition of the Test and Inspection Services business in addition to the income tax benefit of $15,840, net of valuation allowance, that was recorded in 2020. During 2021, the Company increased its valuation allowance provided against state deferred tax assets by $1,807, net of federal benefit, primarily related to forecasted expiration of state operating loss carryforwards. The positive evidence considered in evaluating U.S. deferred tax assets included cumulative financial income over the three-year period ended December 31, 2021, as well as the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax. Based on our evaluation, the Company believed it was appropriate to rely on forecasted future taxable income to support its U.S. deferred tax assets. The amount of deferred tax assets considered to be realizable, however, could be adjusted in the future if negative evidence outweighs additional subjective evidence such as our projections for growth.
Net income from continuing operations for the year ended December 31, 2021 was $3,471, or $0.33 per diluted share, compared to net income from continuing operations for the 2020 period of $25,823, or $2.42 per diluted share.
Results of Operations — Segment Analysis
Rail, Technologies, and Services

	Year Ended December 31,		Increase/(Decrease)	Percent Increase/(Decrease)
	2021	2020	2021 vs. 2020	2021 vs. 2020
Net Sales	$299,749	$276,447	$23,302	8.4%
Gross Profit	$57,249	$55,263	$1,986	3.6%
Gross Profit Percentage	19.1%	20.0%	(0.9)%	(4.5)%
Segment Operating Profit	$14,165	$13,185	$980	7.4%
Segment Operating Profit Percentage	4.7%	4.8%	(0.1)%	(0.9)%
Rail, Technologies, and Services segment sales increased by $23,302, or 8.4%, compared to the prior year. The sales increase was driven primarily by our Rail Products business unit, with year-over-year growth of $12,256, or 6.6%. The Global Friction Management and Technology Services and Solutions business units realized sales increases of $4,255, or 9.4%, and $6,791, or 15.2%, respectively. The sales volume increase was primarily driven by rises in demand due to more favorable market conditions in 2021 versus 2020, as the pandemic’s impact on freight, transit, and rail infrastructure project activity began to modestly improve.
Segment gross profit increased by $1,986, or 3.6%, which was driven by sales volume and improving demand in Global Friction Management and Technology Services and Solutions. Partially offsetting the increase were lower margins realized in Rail Products due to higher manufacturing input costs and supply chain disruptions. The Rail segment gross profit margin decreased by 90 basis points from the prior year due to the lower gross profit margins realized in Rail Products. The Rail segment profit for 2021 was $14,165, a segment profit margin of 4.7%, compared to $13,185, and a margin of 4.8% for 2020.
During 2021, the new orders within the Rail, Technologies, and Services segment decreased by 5.6% compared to the prior year. The decline in new orders was attributable to the Rail Products business unit, which was primarily related to declines in order activity for transit projects and concrete ties. Segment backlog decreased by 20.3% compared to the prior year, ending 2021 at $96,573.

Precast Concrete Products

	Year Ended December 31,		Increase/(Decrease)	Percent Increase/(Decrease)
	2021	2020	2021 vs. 2020	2021 vs. 2020
Net Sales	$70,990	$63,314	$7,676	12.1%
Gross Profit	$12,491	$11,395	$1,096	9.6%
Gross Profit Percentage	17.6%	18.0%	(0.4)%	(2.2)%
Segment Operating Profit	$1,545	$566	$979	173.0%
Segment Operating Profit Percentage	2.2%	0.9%	1.3%	143.5%
The Precast Concrete Product segment sales increased by $7,676, or 12.1%, compared to the prior year, which was attributable to increased precast building sales in its Boise, ID facility, which experienced down time and a protracted operational startup in the prior year as a result of the facility relocation.
The Precast Concrete Products segment gross profit increased by $1,096, or 9.6%, compared to the prior year. The gross profit increase was primarily due to increased sales volume within the segment. The gross profit margin declined 40 basis points to 17.6%, which resulted from inflationary raw material costs and, to a lesser extent, manufacturing inefficiencies. The segment profit of $1,545 increased by $979 compared to the prior year to 2.2% of net sales. The prior year was impacted by the manufacturing facility relocation to Boise, ID, which resulted in down time and then a protracted startup of operations.
For 2021, the Precast Concrete Products segment had a 26.4% increase in new orders compared to the prior year period. This increase was primarily attributable to increased demand in both the south and northwest U.S. sales regions. The segment’s backlog as of December 31, 2021 was $68,636, a 49.9% increase compared to the prior year end.
Steel Products and Measurement
On September 24, 2021, the Company completed the sale of its Piling Products division for $23,902 in total expected proceeds. The Company retained all pre-closing receivables and liabilities associated with the division. The sale included substantially all inventory held by the Company associated with the division, as well as the related fixed assets. The Piling Products division was included in the Fabricated Steel Products business unit within the Steel Products and Measurement reporting segment. The Piling Products division revenues were $60,819 and $59,139 for the years ended December 31, 2021 and 2020, respectively.
On September 4, 2020, the Company sold its Test and Inspection Service business to an unrelated third party buyer. Proceeds from the sale were $4,000 and resulted in a loss of $10,034 net of tax. The Coatings and Measurement business unit will continue to be focused on core competencies around corrosion protection and measurement systems in midstream pipeline applications. We have reflected the results of operations of the Test and Inspection Services business as discontinued operations in our Consolidated Financial Statements and recast the segment results for all periods presented.

	Year Ended December 31,		Decrease	Percent Decrease
	2021	2020	2021 vs. 2020	2021 vs. 2020
Net Sales	$142,881	$157,650	$(14,769)	(9.4)%
Gross Profit	$16,562	$28,348	$(11,786)	(41.6)%
Gross Profit Percentage	11.6%	18.0%	(6.4)%	(35.5)%
Segment Operating (Loss) Profit	$(2,402)	$7,945	$(10,347)	(130.2)%
Segment Operating (Loss) Profit Percentage	(1.7)%	5.0%	(6.7)%	(133.4)%
Sales for the Steel Products and Measurement segment in 2021 decreased by $14,769, or 9.4%, compared to the prior year, which was attributable to the Coatings and Measurement business unit. Coatings and Measurement experienced a sales decrease of $31,210, or 52.9%, primarily due to the pandemic-related deteriorated oil and gas market conditions in the markets we serve in addition to already weakened demand for crude oil. Partially offsetting the decline was a sales increase of $16,435 in the Fabricated Steel Products business unit, which was primarily driven by the segments Fabricated Bridge division, and to a lesser extent, the Water Well Threading division.
The Steel Products and Measurement segment 2021 gross profit decreased by $11,786, or 41.6%, compared to the prior year. The gross profit decrease was primarily due to depressed sales volume within the segment, principally within the Coatings and Measurement business unit, inflationary costs on raw materials and labor, and supply chain disruptions. The aforementioned items also contributed to a 640 basis point reduction in gross profit margin for the segment. The segment loss of $2,402 decreased by $10,347 compared to the prior year to (1.7)% of net sales. Included in the 2021 segment loss is a gain of $2,741 resulting from the sale of the Piling Products division.

For 2021, the Steel Products and Measurement segment had a 15.3% decrease in new orders compared to the prior year period. This decrease was primarily attributable to the Fabricated Steel Products business unit, and to a lesser extent, the Piling divestiture. The segment’s backlog as of December 31, 2021 was $44,980, a 44.6% decrease compared to the prior year end. Backlog as of December 31, 2020 included $32,042 related to the divested Piling Products division.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated by operations, and the available capacity under our revolving credit facility, which provides for a total commitment of up to $130,000, of which $98,356 was available for borrowing as of December 31, 2021. Our primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, payments related to the Union Pacific Railroad Settlement, tax obligations, outstanding purchase obligations, and acquisitions. Our total debt was $31,251 and $45,024 as of December 31, 2021 and December 31, 2020, respectively, and was primarily comprised of borrowings under our revolving credit facility.
The following table reflects available funding capacity as of December 31, 2021:

	December 31, 2021
Cash and cash equivalents		$10,372
Credit agreement:
Total availability under the credit agreement	$130,000
Outstanding borrowings on revolving credit facility	(31,100)
Letters of credit outstanding	(544)
Net availability under the revolving credit facility		98,356
Total available funding capacity		$108,728
Our cash flows are impacted from period to period by fluctuations in working capital, as well as our overall profitability. While we place an emphasis on working capital management in our operations, factors such as our contract mix, commercial terms, days sales outstanding (“DSO”), and market conditions as well as seasonality may impact our working capital. We regularly assess our receivables and contract assets for collectability, and provide allowances for credit losses where appropriate. We believe that our reserves for credit losses are appropriate as of December 31, 2021, but adverse changes in the economic environment, including further deterioration of demand for crude oil and natural gas in the energy markets, and adverse financial conditions of our customers resulting from, among other things, the COVID-19 pandemic, may impact certain of our customers’ ability to access capital and compensate us for our products and services, as well as impact demand for our products and services.
The change in cash and cash equivalents for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by continuing operating activities	$(810)	$20,549
Net cash provided by (used in) continuing investing activities	17,822	(10,319)
Net cash used in continuing financing activities	(13,904)	(15,277)
Effect of exchange rate changes on cash and cash equivalents	(47)	(195)
Net cash used in discontinued operations	(253)	(1,372)
Net increase (decrease) in cash and cash equivalents	$2,808	$(6,614)
Cash Flows from Operating Activities
During the year ended December 31, 2021, net cash used in continuing operating activities was $810, compared to net cash provided by continuing operating activities of $20,549 during the prior year. For the year ended December 31, 2021, income and adjustments to reconcile income from continuing operating activities provided $16,745, compared to $36,521 in 2020. Working capital and other assets and liabilities, used $17,555 in the current period compared to $15,972 during 2020, including payments of $8,000 in 2021 and 2020 related to the Union Pacific Railroad Concrete Tie Settlement.
The Company’s calculation of DSO was 45 days as of December 31, 2021 compared to 51 days as of December 31, 2020. We believe our receivables portfolio is strong.
Cash Flows from Investing Activities
For the year ended December 31, 2021, the Company had capital expenditures of $4,620, a $4,559 decrease from 2020. The current year expenditures were primarily related to plant expansions within our Precast Concrete Products segment, the continuing implementation of the Company’s ERP system, and general plant and operational improvements throughout the Company. The capital expenditures during 2020 primarily related to plant expansions and a plant relocation within our Precast Concrete Products segment, the purchase of a continuous welded rail car and unloader within our Rail, Technologies, and Services segment, and general plant and operational improvements throughout the Company. In 2021, the Company received cash proceeds of $22,707 from the sale of its

Piling Products division within the Steel Products and Measurement segment. Cash used for investing activities for the year ended December 31, 2021 and 2020 included cash paid of $229 and $1,156, respectively, for the asset acquisition of the LarKen Precast business in Boise, ID to expand our precast concrete offerings in that region.
Cash Flows from Financing Activities
The Company reduced its outstanding debt by $13,735 during the year ended December 31, 2021, primarily from the net proceeds from the sale of the Piling Products division. During the year ended December 31, 2020, the Company reduced outstanding debt by $13,114, primarily utilizing proceeds from operational cash flows and the sale of non-core assets. During the years ended December 31, 2021 and 2020, the Company paid financing fees of $406 and $498, respectively, related to its amended credit facility agreements. For the years ended December 31, 2021 and 2020, the Company repurchased 45,288 and 95,285 shares of its stock, respectively, for $732 and $1,665, respectively, all of which were withheld from employees to pay their withholding taxes in connection with the vesting of stock awards.
Financial Condition
The Company used $810 from cash flows from operations during 2021, which was primarily utilized to fund working capital needs. As of December 31, 2021, we had $10,372 in cash and cash equivalents and $98,356 of availability under our revolving credit facility.
Our principal uses of cash in recent years have been to fund our operations, including capital expenditures, and to service our indebtedness. We view our short and long-term liquidity as being dependent on our results of operations, changes in working capital and our borrowing capacity. As of December 31, 2021, our current ratio, which we define as current assets divided by current liabilities, was 2.08.
Non-domestic cash balances of $6,168 are held in various locations throughout the world. Management determined that should the cash balances of our Canadian and U.K. subsidiaries exceed our projected working capital needs, excess funds will be repatriated.
On August 13, 2021, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement modifies the prior revolving credit facility, as amended, on more favorable terms and extends the maturity date from April 30, 2024 to August 13, 2026. The Credit Agreement provides for a five-year, revolving credit facility that permits aggregate borrowings of the Borrowers (as defined in the Credit Agreement) up to $130,000 (a $15,000 increase over the previous commitment) with a sublimit of the equivalent of $25,000 U.S. dollars that is available to the Canadian and United Kingdom borrowers in the aggregate. The Credit Agreement’s incremental loan feature permits the Company to increase the available commitments under the facility by up to an additional $50,000 subject to the Company’s receipt of increased commitments from existing or new lenders and the satisfaction of certain conditions. As of December 31, 2021, the Company was in compliance with the covenants in the Credit Agreement. For a discussion of the terms and availability of the Company’s credit facilities, please see Part II, Item 8, Financial Statements and Supplementary Data, Note 10 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.
To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based, or equivalent, interest rate swaps with notional values totaling $50,000 and $20,000 effective February 2017 and March 2022, respectively, at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. During the year ended December 31, 2020, the Company dedesignated the cash flow hedges and now accounts for the $50,000 interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. As of December 31, 2021 the swap asset was $175 and as of December 31, 2021 and December 31, 2020, the swap liability was $159 and $1,097, respectively. The Company continues to monitor the impact of the dissolution of LIBOR and its effect on our LIBOR-based interest rate swaps.
On September 24, 2021, the Company completed the sale of its Piling Products division for $23,902 in total expected proceeds. The Company retained all pre-closing receivables and liabilities associated with the division. The sale included substantially all inventory held by the Company associated with the division, as well as the related fixed assets. The Piling Products division was included in the Fabricated Steel Products business unit within the Steel Products and Measurement reporting segment. For the year ended December 31, 2021, the Company received proceeds of $22,707. Additional proceeds of $1,195 are expected to be collected in 2022.
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

Backlog
Although backlog is not necessarily indicative of future operating results, the following table provides the backlog by business segment:

	December 31,
	2021	2020
Rail, Technologies, and Services	$96,573	$121,231
Precast Concrete Products	68,636	45,790
Steel Products and Measurement	44,980	81,211
Total backlog	$210,189	$248,232
While a considerable portion of our business is backlog driven, certain businesses, including the Rail Technologies business unit, are not driven by backlog and therefore have insignificant levels of backlog throughout the year. Backlog as of December 31, 2020 includes $32,042 in open orders from the Piling division that was divested September 24, 2021.
Critical Accounting Policies and Estimates
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. The following critical accounting policies, which are reviewed by the Company’s Audit Committee of the Board of Directors, relate to the Company’s more significant estimates and judgments used in the preparation of its consolidated financial statements. Actual results could differ from those estimates.
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
The Company’s income tax rate is significantly affected by the tax rate on global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside of the U.S. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. There has been no material changes in the underlying assumptions and estimates used in these calculations in the relevant period.
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
The Company’s performance obligations under long-term agreements with its customers are generally satisfied as over time. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Contract assets from over time contracts are recorded within the Consolidated Balance Sheets and contract liabilities from over time contracts are recorded in “Deferred revenue” within the Consolidated Balance Sheets.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 4 to the Consolidated Financial Statements, which is incorporated by reference into this Item 7.
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
Additional information concerning the impairments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 5 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 7.
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

Additional information concerning the impairments is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 5 to the Consolidated Financial Statements included herein, which is incorporated by reference into this Item 7.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This item is not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of L.B. Foster Company and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
As explained in Notes 1 and 14 to the consolidated financial statements, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company makes judgments regarding the future realization of deferred tax assets and a valuation allowance must be provided for those assets which it is more likely than not (a likelihood of more than 50%) that some portion or all of the assets will not be realized. The Company evaluates positive and negative evidence regarding the recoverability of deferred tax assets. The determination of whether the positive evidence outweighs the negative evidence and the quantification of the valuation allowance requires the Company to make estimates and judgments of future financial results. At December 31, 2021, the Company had total deferred tax assets of $44.5 million, net of $3.3 million of valuation allowances.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990

Pittsburgh, Pennsylvania
March 2, 2022

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$10,372	$7,564
Accounts receivable - net (Note 6)	55,911	58,298
Contract assets (Note 4)	36,179	37,843
Inventories - net (Note 7)	62,871	78,617
Other current assets	14,146	12,997
Total current assets	179,479	195,319
Property, plant, and equipment - net (Note 8)	58,222	62,085
Operating lease right-of-use assets - net (Note 9)	15,131	16,069
Other assets:
Goodwill (Note 5)	20,152	20,340
Other intangibles - net (Note 5)	31,023	36,897
Deferred tax assets (Note 14)	37,242	38,481
Other assets	1,346	1,204
TOTAL ASSETS	$342,595	$370,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,411	$54,787
Deferred revenue (Note 4)	13,411	7,144
Accrued payroll and employee benefits	9,517	9,182
Current portion of accrued settlement (Note 18)	8,000	8,000
Current maturities of long-term debt (Note 10)	98	119
Other accrued liabilities	13,757	15,740
Current liabilities of discontinued operations (Note 3)	—	330
Total current liabilities	86,194	95,302
Long-term debt (Note 10)	31,153	44,905
Deferred tax liabilities (Note 14)	3,753	4,085
Long-term portion of accrued settlement (Note 18)	16,000	24,000
Long-term operating lease liabilities (Note 9)	12,279	13,516
Other long-term liabilities	9,606	11,757
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at December 31, 2021 and December 31, 2020, 11,115,779; shares outstanding at December 31, 2021 and December 31, 2020, 10,670,343 and 10,563,290, respectively (Note 11)	111	111
Paid-in capital	43,272	44,583
Retained earnings	168,733	165,107
Treasury stock - at cost, common stock, shares at December 31, 2021 and December 31, 2020, 445,436 and 552,489, respectively (Note 11)	(10,179)	(12,703)
Accumulated other comprehensive loss (Note 12)	(18,845)	(20,268)
Total L.B. Foster Company stockholders’ equity	183,092	176,830
Noncontrolling interest	518	—
Total stockholders’ equity	183,610	176,830
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$342,595	$370,395

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2021	2020
Sales of goods	$450,241	$421,307
Sales of services	63,379	76,104
Total net sales (Note 4)	513,620	497,411
Cost of goods sold	374,366	344,306
Cost of services sold	52,952	58,099
Total cost of sales	427,318	402,405
Gross profit	86,302	95,006
Selling and administrative expenses	75,995	73,644
Amortization expense (Note 5)	5,836	5,729
Operating profit	4,471	15,633
Interest expense - net	2,956	3,761
Other income - net (Note 19)	(3,075)	(2,110)
Income from continuing operations before income taxes	4,590	13,982
Income tax expense (benefit) (Note 14)	1,119	(11,841)
Income from continuing operations	3,471	25,823
Net loss attributable to noncontrolling interest	(83)	—
Income from continuing operations attributable to L.B. Foster Company	3,554	25,823
Discontinued operations:
Income (loss) from discontinued operations before income taxes	72	(23,979)
Income tax benefit (Note 14)	—	(5,738)
Income (loss) from discontinued operations (Note 3)	72	(18,241)
Net income attributable to L.B. Foster Company	$3,626	$7,582
Basic earnings (loss) per common share:
From continuing operations	$0.33	$2.45
From discontinued operations	0.01	(1.73)
Basic earnings per common share (Note 13)	$0.34	$0.72
Diluted earnings (loss) per common share:
From continuing operations	$0.33	$2.42
From discontinued operations	0.01	(1.71)
Diluted earnings per common share (Note 13)	$0.34	$0.71

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020
Net income from continuing operations	$3,471	$25,823
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(920)	1,500
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $44 and $(277), respectively	131	(809)
Cash flow hedges reclassified to earnings, net of tax expense of $235 and $197, respectively	703	273
Pension and post-retirement benefit plans benefit (expense), net of tax expense (benefit) of $422 and $(325), respectively	1,436	(1,070)
Reclassification of pension liability adjustments to earnings, net of tax expense of $19 and $9, respectively*	55	21
Total comprehensive income from continuing operations	4,876	25,738
Less comprehensive loss attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(83)	—
Foreign currency translation adjustment	(18)	—
Amounts attributable to noncontrolling interest	(101)	—
Comprehensive income from continuing operations attributable to L.B. Foster Company	$4,977	$25,738

* Reclassifications out of Accumulated other comprehensive loss for pension obligations are reflected in Selling and administrative expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$3,471	$25,823
Adjustments to reconcile net income to cash (used in) provided by continuing operating activities:
Deferred income taxes	139	(4,317)
Depreciation	8,051	7,850
Amortization	5,836	5,729
Equity income in nonconsolidated investment	(7)	(20)
Loss on sales and disposals of property, plant, and equipment	51	47
Loss on derivative	—	273
Stock-based compensation	1,945	1,136
Gain on asset divestiture	(2,741)	—
Change in operating assets and liabilities:
Accounts receivable	2,294	15,722
Contract assets	1,325	52
Inventories	(3,973)	3,227
Other current assets	261	583
Prepaid income tax	106	(9,108)
Other noncurrent assets	158	(2,870)
Accounts payable	(13,641)	(8,947)
Deferred revenue	6,285	(1,315)
Accrued payroll and employee benefits	344	(4,085)
Accrued settlement	(8,000)	(8,000)
Other current liabilities	(2,407)	(4,074)
Other liabilities	(307)	2,843
Net cash (used in) provided by continuing operating activities	(810)	20,549
Net cash used in discontinued operating activities	(253)	(3,631)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	30	16
Capital expenditures on property, plant, and equipment	(4,620)	(9,179)
Acquisition	(229)	(1,156)
Proceeds from asset divestiture	22,707	—
Capital contributions to nonconsolidated investment	(66)	—
Net cash provided by (used in) continuing investing activities	17,822	(10,319)
Net cash provided by discontinued investing activities	—	2,278
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(183,372)	(172,892)
Proceeds from debt	169,637	159,778
Debt issuance costs	(406)	(498)
Treasury stock acquisitions	(732)	(1,665)
Investment of noncontrolling interest	969	—
Net cash used in continuing financing activities	(13,904)	(15,277)
Net cash used in discontinued financing activities	—	(19)
Effect of exchange rate changes on cash and cash equivalents	(47)	(195)
Net increase (decrease) in cash and cash equivalents	2,808	(6,614)
Cash and cash equivalents at beginning of period	7,564	14,178
Cash and cash equivalents at end of period	$10,372	$7,564
Supplemental disclosure of cash flow information:
Interest paid	$2,615	$3,266
Income taxes paid	$1,491	$2,625
The accompanying notes are an integral part of these Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance, December 31, 2019	$111	$49,204	$157,525	$(16,795)	$(20,183)	$—	$169,862
Net income	—	—	7,582	—	—	—	7,582
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	(1,049)	—	(1,049)
Foreign currency translation adjustment	—	—	—	—	1,500	—	1,500
Unrealized derivative loss on cash flow hedges	—	—	—	—	(809)	—	(809)
Cash flow hedges reclassified to earnings	—	—	—	—	273	—	273
Issuance of 141,199 common shares, net of shares withheld for taxes	—	(5,757)	—	4,092	—	—	(1665)
Stock-based compensation	—	1,136	—	—	—	—	1,136
Balance, December 31, 2020	111	44,583	165,107	(12,703)	(20,268)	—	176,830
Net income	—	—	3,626	—	—	(83)	3,543
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	1,491	—	1,491
Foreign currency translation adjustment	—	—	—	—	(902)	(18)	(920)
Unrealized derivative gain on cash flow hedges	—	—	—	—	131	—	131
Cash flow hedges reclassified to earnings	—	—	—	—	703	—	703
Issuance of 107,053 common shares, net of shares withheld for taxes	—	(3,256)	—	2,524	—	—	(732)
Stock-based compensation	—	1,945	—	—	—	—	1,945
Investment of noncontrolling interest	—	—	—	—	—	619	619
Balance, December 31, 2021	$111	$43,272	$168,733	$(10,179)	$(18,845)	$518	$183,610
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
L.B. Foster Company (“Company”) is a global solutions provider of engineered, manufactured products and services that builds and supports infrastructure. The Company’s innovative engineering and product development solutions address the safety, reliability, and performance needs of its customers’ most challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia. The Company is organized and operates in three reporting segments: Rail, Technologies, and Services (“Rail”), Precast Concrete Products (“Precast”), and Steel Products and Measurement. The Rail segment is comprised of several manufacturing and distribution businesses that provide a variety of products and services for freight and passenger railroads and industrial companies throughout the world. The Precast segment is composed of three precast concrete manufacturing facilities across the United States (“U.S.”) providing engineered precast concrete solutions. The Steel Products and Measurement segment is composed of fabricated bridge, protective coating, threading, and precision measurement offerings across North America.
On September 24, 2021, the Company completed the sale of its Piling Products division for $23,902 in total expected proceeds. The Company retained all pre-closing receivables and liabilities associated with the division. The sale included substantially all inventory held by the Company associated with the division, as well as the related fixed assets. The Piling Products division was included in the Fabricated Steel Products business unit within the Steel Products and Measurement reporting segment.
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
Cash and cash equivalents held in non-domestic accounts were $6,168 and $6,995 as of December 31, 2021 and 2020, respectively. Included in non-domestic cash equivalents are investments in bank term deposits of approximately $18 as of December 31, 2021 and 2020. The carrying amounts approximated fair value due to the short maturity of the instruments.
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
Property, plant, and equipment
Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of 8 to 40 years for buildings and 2 to 50 years for machinery and equipment. Leasehold improvements are amortized over 7 to 19 years, which represent the lives of the respective leases or the lives of the improvements, whichever is shorter. Depreciation expense is recorded within “Cost of goods sold,” “Cost of services sold,” and “Selling and administrative expenses” on the Consolidated Statements of Operations based upon the particular asset’s use. The Company reviews a long-lived asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recognizes an impairment loss if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no property, plant, and equipment impairments recorded for the years ended December 31, 2021 and 2020.
Maintenance, repairs, and minor renewals are charged to operations as incurred. Major renewals and betterments that substantially extend the useful life of the property are capitalized at cost. Upon the sale or other disposition of assets, the costs and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in “Other income - net” in the Consolidated Statements of Operations.

Allowance for credit losses
On January 1, 2020, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), and all the related amendments using the modified retrospective approach, which did not result in any changes to the previously reported financial information. The updates related to ASU 2016-13 were applied to assets held as of January 1, 2020.
In accordance with adoption of the new standard, the Company evaluated and revised its policies surrounding the allowance for credit losses for trade receivables and contract assets. The Company established the allowance for credit losses by calculating the amount to reserve based on the age of a given trade receivable and considering historical collection patterns and bad debt expense experience, in addition to any other relevant subjective adjustments to individual receivables made by management. The Company also considered current and expected future market and other conditions. Trade receivables are pooled within the calculation based on a range of ages, which appropriately groups receivables of similar credit risk together.
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
Goodwill and other intangible assets
Goodwill is the cost of an acquisition less the fair value of the identifiable net assets of the acquired business. Goodwill is tested annually for impairment or more often if there are indicators of impairment within a reporting unit. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. There was no change to the reporting units as a result of the 2021 change in reporting segments. The goodwill impairment test involves comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss equal to the excess amount up to the goodwill balance is recorded as a component of operations. The Company performs its annual impairment tests in the fourth quarter.
The Company’s fourth quarter 2021 annual test included the assessment of qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit is less than its carrying value. The qualitative assessment encompassed a review of events and circumstances specific to each reporting unit with goodwill, as well as specific to the entity as a whole. The Company’s qualitative assessment considered, among other things, factors such as macroeconomic conditions, industry and market considerations, including changes in the Company’s stock price and market multiples, projected financial performance, cost factors, changes in carrying values, and other relevant factors. Considering the totality of the qualitative factors assessed, based on the weight of evidence, no circumstances existed that would indicate it was more likely than not that goodwill was impaired. There was no goodwill impairment recognized during the years ended December 31, 2021 and 2020. The Company continues to monitor the recoverability of the long-lived assets associated with certain reporting units of the Company and the long-term financial projections of the businesses. Sustained declines in the markets the Company serves may result in future long-lived asset impairment.
The Company has no indefinite-lived intangible assets. The Company reviews a long-lived intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. All intangible assets are amortized over their estimated useful lives. There were no definite-lived intangible asset impairments during the years ended December 31, 2021 and 2020.
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
Product warranty
The Company maintains a current warranty liability for the repair or replacement of defective products. For certain manufactured products, an accrual is made on a monthly basis as a percentage of cost of sales based upon historical experience. For long-lived construction products, a warranty is established when the claim is known and quantifiable. The product warranty accrual is periodically adjusted based on the identification or resolution of known individual product warranty claims or due to changes in the Company’s historical warranty experience. As of December 31, 2021 and 2020, the product warranty reserve was $1,042 and $1,249, respectively. See Note 18 for additional information regarding the product warranty.
Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred taxes are measured using enacted tax laws and rates expected to be in effect when such differences are recovered or settled. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date of the change. The Company has also elected to record income taxes associated with global intangible low-taxed income (“GILTI”) as period costs if and when incurred.
The Company makes judgments regarding the recognition of deferred tax assets and the future realization of these assets. As prescribed by the FASB’s Accounting Standards Codification (“ASC”) 740, “Income Taxes” and applicable guidance, valuation allowances must be provided for those deferred tax assets for which it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The guidance requires the Company to evaluate positive and negative evidence regarding the recoverability of deferred tax assets. The determination of whether the positive evidence outweighs the negative evidence and quantification of the valuation allowance requires the Company to make estimates and judgments of future financial results. The Company has concluded that for purposes of quantifying valuation allowances, it would be appropriate to consider the reversal of taxable temporary differences related to indefinite-lived intangible assets when assessing the realizability of deferred tax assets that upon reversal, would give rise to operating losses that do not expire.
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
Foreign currency translation
The assets and liabilities of the Company’s foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted-average rates of exchange during the year. The translation adjustment is accumulated as a separate component of “Accumulated other comprehensive loss” within the Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in “Other income or expense.” For the years ended December 31, 2021 and 2020, foreign currency transaction loss of $452 and a gain of $32, respectively, were included in “Other income - net” in the Consolidated Statements of Operations.
Research and development
The Company expenses research and development costs as costs are incurred. For the years ended December 31, 2021 and 2020, research and development expenses were $2,233 and $2,643, respectively, and were principally related to the Company’s friction management and railroad monitoring system products within the Rail segment.
Reclassifications
Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes principally to conform to the presentation in the current year period, including the changes in business segments and contract assets.
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

Note 2. Business Segments
The Company is a global solutions provider of engineered, manufactured products and services that builds and supports infrastructure. The Company’s innovative engineering and product development solutions inspire the safety, reliability, and performance of its customers’ challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia where it markets its products and services primarily through an internal sales force. Effective for the quarter and year ended December 31, 2021, the Company implemented operational changes in how its Chief Operating Decision Maker (“CODM”) manages its businesses, including resource allocation and operating decisions. The changes are due in part to a holistic reassessment performed focused on Company strategy, which was supported by an external advisory firm. As a result of these changes, the Company now has three reporting segments, representing the individual businesses that are run separately under the new structure. The Company’s new reportable segments are: the Rail, Technologies, and Services segment, the Precast Concrete Products segment, and the Steel Products and Measurement segment. The segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred; (b) whose operating results are regularly reviewed by the CODM, who makes decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available.
Operating segments are evaluated on their segment profit contribution to the Company’s consolidated results. The Company considers the aggregation of operating segments into reporting segments based on nature of offerings, nature of production services, the type or class of customer for products and services, methods used to distribute products and services, and economic and regulatory environment conditions.
The Company’s Rail, Technologies, and Services reporting segment is the aggregation of the Rail Products and Friction Management and the Technology Services and Solutions operating segments, which was evaluated based on the factors outlined above. The Rail, Technologies, and Services reporting segment engineers, manufactures, and assembles friction management products and railway wayside data collection, application systems, railroad condition monitoring systems and equipment, wheel impact load detection systems, management systems, and provides services for these products. The Rail, Technologies, and Services segment also provides a full line of new and used rail, trackwork, and accessories to railroads, mines, and other customers in the rail industry as well as designs and produces insulated rail joints, power rail, track fasteners, concrete railroad ties, coverboards, and special accessories for mass transit and other rail systems. In addition, the Rail, Technologies, and Services segment provides controls, display, and telecommunication contract management solutions for the transit, control room, and customer information and display sectors to enhance safety, operational efficiency, and customer experience.
The Company’s Precast Concrete Products segment produces precast concrete buildings and a variety of specialty precast concrete products for use in several infrastructure end markets, including transportation and general infrastructure. Precast concrete buildings are primarily used as restrooms, concession stands, and protective storage buildings in national, state, and municipal parks, while other precast products include sound walls, burial vaults, bridge beams, box culverts, septic tanks, and other custom pre-stressed products.
The Company’s Steel Products and Measurement segment sells bridge decking, bridge railing, structural steel fabrications, expansion joints, bridge forms and other products for highway construction and repair. This segment also produces threaded pipe products for industrial water well and irrigation markets as well as the oil and gas markets. Lastly, this segment provides pipe coatings for oil and gas pipelines and utilities, precision measurement systems for the oil and gas market. On September 24, 2021, the Company completed the sale of its Piling Products division. The Company retained all pre-closing receivables and liabilities associated with the division. The sale included substantially all inventory and fixed assets held by the Company associated with the division. Results of the Piling Products division are included in the Company’s Steel Products and Measurement segment.
Segment profit from operations includes allocated corporate operating expenses. Operating expenses related to corporate headquarter functions were allocated to each segment based on headcount, revenue contribution, or time spent supporting business units within the segments, as appropriate for the type of function. The expense allocation excludes certain corporate costs that are separately managed from the segments. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis. Management believes the allocation of corporate operating expenses provides an accurate presentation of how the segments utilize corporate support activities. This provides the CODM a meaningful segment profitability information to support operating decisions and the allocation of resources.
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

The operating results and assets of the Company’s reportable segments were as follows as of and for the year ended December 31, 2021:

	2021
	Net Sales	Segment Operating Profit (Loss)	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$299,749	$14,165	$171,608	$6,089	$1,081
Precast Concrete Products	70,990	1,545	48,740	1,716	2,441
Steel Products and Measurement	142,881	(2,402)	58,377	4,738	78
Total	$513,620	$13,308	$278,725	$12,543	$3,600
The operating results and assets of the Company’s reportable segments were as follows as of and for the year ended December 31, 2020:

	2020
	Net Sales	Segment Operating Profit	Segment Assets	Depreciation/Amortization	Expenditures for Long-Lived Assets
Rail, Technologies, and Services	$276,447	$13,185	$161,485	$6,138	$4,599
Precast Concrete Products	63,314	566	44,510	1,125	3,560
Steel Products and Measurement	157,650	7,945	93,009	4,959	345
Total	$497,411	$21,696	$299,004	$12,222	$8,504
During 2021 and 2020, no single customer accounted for more than 10% of the Company’s consolidated net sales. Sales between segments were immaterial and eliminated in consolidation.
Reconciliations of reportable segment net sales, profits, assets, depreciation/amortization, and expenditures for long-lived assets to the Company’s consolidated totals are as follows as of and for the years ended December 31:

	2021	2020
Income from Operations:
Total segment operating profit	$13,308	$21,696
Interest expense - net	(2,956)	(3,761)
Other income - net	3,075	2,110
Corporate expense and other unallocated charges	(8,837)	(6,063)
Income from continuing operations before income taxes	$4,590	$13,982
Assets:
Total segment assets	$278,725	$299,004
Unallocated corporate assets and discontinued operations	63,870	71,391
Assets	$342,595	$370,395
Depreciation/Amortization:
Total segment depreciation/amortization	$12,543	$12,222
Other	1,344	1,357
Depreciation/amortization	$13,887	$13,579
Expenditures for Long-Lived Assets:
Total segment expenditures for long-lived assets	$3,600	$8,504
Other expenditures for long-lived assets	1,020	675
Expenditures for long-lived assets	$4,620	$9,179

The following table summarizes the Company’s sales by major geographic region in which the Company had operations for the years ended December 31:

	2021	2020
United States	$391,218	$398,288
Canada	57,601	34,498
United Kingdom	36,477	44,643
Other	28,324	19,982
Total net sales	$513,620	$497,411
The following table summarizes the Company’s long-lived assets by geographic region as of December 31:

	2021	2020
United States	$53,527	$57,445
Canada	2,597	3,011
United Kingdom	1,668	1,617
Other	430	12
Total property, plant, and equipment - net	$58,222	$62,085
The following table summarizes the Company’s sales by major product and service line for the years ended December 31:

	December 31,
	2021	2020
Rail Products and Friction Management	$248,237	$231,726
Technology Services and Solutions	51,512	44,721
Rail, Technologies, and Services	299,749	276,447
Precast Concrete Buildings	55,993	51,111
Other Precast Concrete Products	14,997	12,203
Precast Concrete Products	70,990	63,314
Coatings and Measurement	27,833	59,037
Fabricated Steel Products	115,048	98,613
Steel Products and Measurement	142,881	157,650
Total net sales	$513,620	$497,411
Note 3. Discontinued Operations
On September 4, 2020, the Company completed the sale of its upstream oil and gas Test and Inspection Services business. Proceeds from the sale were $4,000 and resulted in a loss of $10,034 net of tax. The Company has reflected the results of operations of the Test and Inspection Services business as discontinued operations in the Consolidated Financial statements for all periods presented. The Test and Inspection Services business was historically included in the legacy Tubular and Energy segment, whose remaining divisions are now included as part of the Steel Products and Measurement segment.
The following table provides the net sales and losses from discontinued operations for the periods presented:

	December 31,
	2021	2020
Net sales	$—	$13,590
Income (loss) from discontinued operations	72	(10,807)
Income tax benefit	—	2,600
Loss on the sale of discontinued operations	—	(13,172)
Income tax benefit on the sale of discontinued operations	—	3,138
Loss from discontinued operations	$72	$(18,241)
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
The Company’s performance obligations under long-term agreements with its customers are generally satisfied over time. Over time revenue is primarily comprised of transit infrastructure projects within the Rail segment, precast concrete buildings within the Precast Concrete Products segment, and long-term bridge projects within the Fabricated Steel Products division and custom precision metering systems within the Coatings and Measurement division in the Steel Products and Measurement segment. Revenue from products or services provided to customers over time accounted for 29.9% and 29.4% of revenue for the years ended December 31, 2021 and 2020, respectively. Revenue under these long-term agreements is generally recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts the Company’s performance to date under the terms of the contract. Revenue recognized over time using an input measure was $100,787 and $101,160 for the years ended December 31, 2021 and 2020, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $52,844 and $44,860 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company had contract assets of $36,179 and $37,843, respectively, within the Consolidated Balance Sheets. As of December 31, 2021 and 2020, the Company had contract liabilities of $3,235 and $1,324, respectively, that were recorded in “Deferred revenue” within the Consolidated Balance Sheets.
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
In accordance with adoption of ASU 2016-13, the Company evaluated and revised its policies relating to the allowance for credit losses as they pertain to contract assets. as these balances will ultimately flow to the Company's accounts receivable. In addition to contract-specific provisions for which reserves were historically established as a result of the Company’s contract review process, management also elected to implement a standard credit loss provision over any remaining contract assets considered to have a similar low risk of credit loss.The development of these estimates is based on historic collection trends, accuracy of estimates within contract margin reporting, as well as the expectation that collection patterns, margin reporting, and bad debt expense will continue to adhere to patterns observed in recent years. These expectations were formed based on trends observed as well as current and expected future conditions. Management monitors and reviews the contributing factors to the Company’s reserve, and makes any appropriate revisions as they become necessary.
The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time, which is inherent in all major product and service categories. Point in time revenue accounted for 70.1% and 70.6%, of revenue for the years ended December 31, 2021 and 2020, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer upon shipment and revenue is not recognized until the customer has received the products at a designated physical location.

For the years ended December 31, 2021 and 2020, net sales by the timing of the transfer of goods and services were as follows:

Year Ended December 31, 2021	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$232,880	$21,351	$105,758	$359,989
Over time	66,869	49,639	37,123	153,631
Total net sales	$299,749	$70,990	$142,881	$513,620

Year Ended December 31, 2020	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$212,212	$20,443	$118,736	$351,391
Over time	64,235	42,871	38,914	146,020
Total net sales	$276,447	$63,314	$157,650	$497,411

See Note 2 for additional information for the Company’s net sales by major product and service category.
The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, included in “Deferred revenue”) on the Consolidated Balance Sheets.
Significant changes in contract assets during the year ended December 31, 2021 and 2020 included transfers to receivables from contract assets recognized at the beginning of the period of $24,501 and $27,126, respectively. Significant changes in contract liabilities during the year ended December 31, 2021 and 2020 included increases of $3,245 and $803, respectively, due to billings in excess of costs, excluding amounts recognized as revenue during the period. Contract liabilities were reduced due to revenue recognized during the year ended December 31, 2021 and 2020 of $917 and $3,784, respectively, which were included in the contract liabilities at the beginning of each period.
Deferred revenue of $13,411 and $7,144 as of December 31, 2021 and 2020, respectively, consisted of customer billings or payments received for which the revenue recognition criteria had not yet been met as well as contract liabilities (billings in excess of costs) on over time revenue projects. As of December 31, 2021 and 2020, contract liabilities, recorded within “Deferred revenue,” was $3,235 and $1,324, respectively. Advanced payments from customers typically relate to contracts with respect to which the Company has significantly fulfilled its obligations, but due to the Company’s continuing involvement with the project, revenue is not recognized until title, ownership, and risk of loss have passed to the customer.
As of December 31, 2021, the Company had approximately $210,189 of remaining performance obligations, which is also referred to as backlog. Approximately 10.3% of the backlog as of December 31, 2021 was related to projects that are anticipated to extend beyond December 31, 2022.
Note 5. Goodwill and Other Intangible Assets
As of December 31, 2021 and 2020, the following table represents the goodwill balance by reportable segment:

	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Balance as of December 31, 2019:	$14,418	$2,136	$3,011	$19,565
Acquisitions	—	450	—	450
Foreign currency translation impact	325	—	—	325
Balance as of December 31, 2020:	14,743	2,586	3,011	20,340
Acquisitions	—	(22)	—	(22)
Foreign currency translation impact	(166)	—	—	(166)
Balance as of December 31, 2021:	$14,577	$2,564	$3,011	$20,152

As of December 31, 2021 and 2020, the components of the Company’s intangible assets were as follows:

	December 31, 2021
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$385	$(218)	$167
Customer relationships	18	36,163	(18,222)	17,941
Trademarks and trade names	16	7,801	(4,702)	3,099
Technology	13	35,772	(25,956)	9,816
		$80,121	$(49,098)	$31,023

	December 31, 2020
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$383	$(206)	$177
Customer relationships	18	36,269	(15,914)	20,355
Trademarks and trade names	16	7,809	(4,135)	3,674
Technology	13	35,815	(23,124)	12,691
		$80,276	$(43,379)	$36,897
Intangible assets are amortized over their useful lives ranging from 5 to 25 years, with a total weighted average amortization period of approximately 16 years. Amortization expense for the years ended December 31, 2021 and 2020 were $5,836 and $5,729, respectively. During the year ended December 31, 2020, certain fully amortized intangible assets of $1,232 related to non-compete agreements were eliminated from gross intangible assets and accumulated amortization.
Estimated annual amortization expense for the years ending December 31, 2022 and thereafter is as follows:

Year Ending December 31,
2022	$5,754
2023	5,282
2024	4,281
2025	2,479
2026	2,055
2027 and thereafter	11,171
$31,023
Note 6. Accounts Receivable
Accounts receivable as of December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020
Accounts receivable	$56,458	$59,242
Allowance for credit losses	(547)	(944)
Accounts receivable - net	$55,911	$58,298
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
Changes in reserves for uncollectible accounts are recorded as part of “Selling and administrative expenses” in the Consolidated Statements of Operations, and were income of $87, and expense of $365 for the years ended December 31, 2021 and 2020, respectively.
The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
December 31, 2020	$944
Current period provision	(87)
Write-off against allowance	(310)
December 31, 2021	$547
The Company’s customers are principally in the rail, transportation, heavy civil, agricultural, energy, commercial, and residential infrastructure sectors. As of December 31, 2021 and 2020, trade receivables, net of allowance for credit losses, from customers were as follows:

	December 31,
	2021	2020
Rail, Technologies, and Services	$34,827	$33,960
Precast Concrete Products	10,809	11,119
Steel Products and Measurement	10,275	13,133
Trade accounts receivable - net	$55,911	$58,212
Credit is extended based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices.
Note 7. Inventory
Inventory is valued at average cost or net realizable value, whichever is lower. The Company’s components of inventory as of December 31, 2021 and 2020 are summarized in the following table:

	December 31,
	2021	2020
Finished goods	$23,822	$60,766
Work-in-process	10,738	5,143
Raw materials	28,311	12,708
Inventories - net	$62,871	$78,617
On September 24, 2021, the Company executed the sale of its Piling Products division for $23,902 in total expected proceeds. The sale included substantially all inventory held by the Company associated with the division. The Piling Products division was included in the Fabricated Steel Products business unit within the Steel Products and Measurement business segment.

Note 8. Property, Plant, and Equipment
Property, plant, and equipment as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Land	$6,224	$6,627
Improvements to land and leaseholds	15,416	17,573
Buildings	27,206	27,348
Machinery and equipment, including equipment under finance leases	112,021	116,175
Construction in progress	1,194	915
Gross property, plant, and equipment	162,061	168,638
Less: accumulated depreciation and amortization, including accumulated amortization of finance leases	(103,839)	(106,553)
Property, plant, and equipment - net	$58,222	$62,085
Depreciation expense, including amortization of assets under finance leases, for the years ended December 31, 2021 and 2020 amounted to $8,051 and $7,850, respectively.
There were no material asset impairments recorded for the year ended December 31, 2021.
On September 24, 2021, the Company executed the sale of its Piling Products division for $23,902 in total expected proceeds. The Company retained all pre-closing receivables and liabilities associated with the division. The sale included substantially all fixed assets held by the Company associated with the division. The Piling Products division was included in the Fabricated Steel Products business unit within the Steel Products and Measurement business segment.
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
The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of December 31, 2021, its leases had remaining lease terms of 2 to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year.

The balance sheet components of the leases were as follows as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$15,131	$16,069
Other current liabilities	$2,852	$2,553
Long-term operating lease liabilities	12,279	13,516
Total operating lease liabilities	$15,131	$16,069
Finance leases
Property, plant, and equipment	$1,162	$1,116
Accumulated amortization	(1,011)	(869)
Property, plant, and equipment - net	$151	$247
Current maturities of long-term debt	$98	$119
Long-term debt	53	128
Total finance lease liabilities	$151	$247
The components of lease expense within the Consolidated Statements of Operations were as follows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Finance lease cost:
Amortization of finance leases	$203	$429
Interest on lease liabilities	82	72
Operating lease cost	2,784	2,964
Sublease income	(200)	(167)
Total lease cost	$2,869	$3,298
The cash flow components of the leases were as follows for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,342)	$(3,636)
Financing cash flows from finance leases	(221)	(461)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,847	$7,753
The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows for the periods presented:

	December 31,
	2021	2020
Operating lease weighted-average remaining lease term	6	7
Operating lease weighted-average discount rate	5.2%	5.1%
Finance lease weighted-average remaining lease term	1	1
Finance lease weighted-average discount rate	4.1%	4.2%

As of December 31, 2021, estimated annual maturities of lease liabilities for the year ending December 31, 2022 and thereafter were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2022	$3,538	$115
2023	3,290	42
2024	2,949	11
2025	2,382	—
2026	2,177	—
2027 and thereafter	3,188	—
	17,524	168
Interest	(2,393)	(17)
Total	$15,131	$151
Note 10. Long-Term Debt and Related Matters
Long-term debt as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Revolving credit facility with an interest rate of 1.61% as of December 31, 2021 and 3.50% as of December 31, 2020	$31,100	$44,777
Lease obligations payable in installments through 2024 with a weighted average interest rate of 4.14% as of December 31, 2021 and 4.16% as of December 31, 2020	151	247
Total debt	31,251	45,024
Less: current maturities	(98)	(119)
Long-term portion	$31,153	$44,905
The expected maturities of long-term debt for December 31, 2022 and thereafter are as follows:

Year Ending December 31,
2022	$104
2023	38
2024	9
2025	—
2026	31,100
2027 and thereafter	—
Total	$31,251
Borrowings
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
The Credit Agreement includes two financial covenants: (a) Maximum Gross Leverage Ratio, defined as the Company’s consolidated Indebtedness (as defined in the Credit Agreement) divided by the Company’s consolidated EBITDA, which must not exceed (i) 3.25 to 1.00 for all testing periods other than during an Acquisition Period (as defined in the Credit Agreement), and (ii) 3.50 to 1.00 for all testing periods occurring during an Acquisition Period, and (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company’s consolidated EBITDA divided by the Company’s Fixed Charges (as defined in the Credit Agreement), which must be more than 1.05 to 1.00.
The Credit Agreement permits the Company to pay dividends and make distributions and redemptions with respect to its stock provided no event of default or potential default (as defined in the Credit Agreement) has occurred prior to or after giving effect to the dividend, distribution, or redemption. Additionally, the Credit Agreement permits the Company to complete acquisitions so long as (a) no event of default or potential default has occurred prior to or as a result of such acquisition; (b) the liquidity of the Borrowers is not less than $15,000 prior to and after giving effect to such acquisition; and (c) the aggregate consideration for the acquisition does not exceed: (i) $50,000 per acquisition, so long as the Gross Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 2.75 after giving effect to such acquisition; or (ii) $75,000 per acquisition, so long as the Gross Leverage Ratio is less than or equal to 1.75 after giving effect to such acquisition.
Other restrictions exist at all times including, but not limited to, limitations on the Company’s sale of assets and the incurrence by either the Borrowers or the non-borrower subsidiaries of the Company of other indebtedness, guarantees, and liens.
As of December 31, 2021, the Company was in compliance with the covenants in the Credit Agreement.
Prior to entering into the current agreement outlined above, on June 26, 2020, the Borrowers entered into the First Amendment (the “First Amendment”) to its Third Amended and Restated Credit Agreement. The First Amendment provided for a revolving credit facility to permit aggregate borrowings of the Borrowers up to $120,000 with a sublimit of the equivalent of $25,000 U.S. dollars that were available to the Canadian and United Kingdom borrowers in the aggregate, and repaid and terminated the outstanding term loan by drawing funds on the revolving credit facility. The First Amendment provided additional $5,000 annual reductions to the revolving credit facility beginning on December 31, 2020 through the maturity of the facility on April 30, 2024.
As of December 31, 2021 and 2020, the Company had outstanding letters of credit of approximately $544 and $949, respectively, and had net available borrowing capacity of $98,356 and $69,274, respectively.
Note 11. Stockholders’ Equity
The Company had authorized shares of 20,000,000 in common stock with 11,115,779 shares issued as of December 31, 2021 and 2020. The common stock has a par value of $0.01 per share and the Company did not make any dividend payments during the years ended December 31, 2021 and 2020.
As of December 31, 2021 and 2020, the Company withheld 45,288 and 95,285 shares for approximately $732 and $1,665, respectively, from employees to pay their withholding taxes in connection with the vesting of restricted stock awards. There were no shares repurchased or dividends declared during the years ended December 31, 2021 and 2020.

	Common Stock
	Treasury	Outstanding
	(Number of Shares)
Balance at end of 2019	693,688	10,422,091
Issued for stock-based compensation plans	(141,199)	141,199
Balance at end of 2020	552,489	10,563,290
Issued for stock-based compensation plans	(107,053)	107,053
Balance at end of 2021	445,436	10,670,343
Note 12. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020
Pension and post-retirement benefit plan adjustments	$(2,517)	$(4,008)
Unrealized income (loss) on interest rate swap contracts	68	(766)
Foreign currency translation adjustments	(16,396)	(15,494)
Accumulated other comprehensive loss	$(18,845)	$(20,268)

Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. See Note 14 for further information.
Note 13. Earnings Per Common Share
(Share amounts in thousands)
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Numerator for basic and diluted earnings (loss) per common share:
Income from continuing operations attributable to L.B. Foster Company	$3,554	$25,823
Income (loss) from discontinued operations	72	(18,241)
Net income attributable to L.B. Foster Company	$3,626	$7,582
Denominator:
Weighted average shares outstanding	10,623	10,540
Denominator for basic earnings per common share	10,623	10,540
Effect of dilutive securities:
Stock compensation plans	129	131
Dilutive potential common shares	129	131
Denominator for diluted earnings per common share - adjusted weighted average shares outstanding and assumed conversions	10,752	10,671
Basic earnings from continuing operations per common share	$0.33	$2.45
Basic earnings (loss) from discontinued operations per common share	0.01	(1.73)
Basic earnings per common share	$0.34	$0.72
Diluted earnings from continuing operations per common share	$0.33	$2.42
Diluted earnings (loss) from discontinued operations per common share	0.01	(1.71)
Diluted earnings per common share	$0.34	$0.71
There were no anti-dilutive shares for the years ended December 31, 2021 and 2020.
Note 14. Income Taxes
Income from continuing operations before income taxes, as shown in the accompanying Consolidated Statements of Operations, includes the following components for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Domestic	$2,772	$9,618
Foreign	1,818	4,364
Income from continuing operations, before income taxes	$4,590	$13,982

Significant components of the provision for income taxes for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$(9,506)
State	(237)	130
Foreign	1,217	1,852
Total current	980	(7,524)
Deferred:
Federal	(675)	(292)
State	1,450	(3,458)
Foreign	(636)	(567)
Total deferred	139	(4,317)
Total income tax expense (benefit)	$1,119	$(11,841)
The reconciliation of income tax computed at statutory rates to income tax expense for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Statutory rate	$964	21.0%	$2,936	21.0%
Foreign tax rate differential	20	0.4	65	0.5
State income taxes, net of federal benefit	132	2.9	1,003	7.2
Non-deductible expenses	153	3.3	181	1.3
Tax benefits related to disposition of the Test and Inspection Services business	(2,130)	(46.4)	(16,282)	(116.4)
U.S. taxation of foreign income, net of tax credits	32	0.7	621	4.4
Income tax credits	(227)	(4.9)	(1,357)	(9.7)
Nondeductible executive compensation	17	0.4	132	0.9
Change in income tax rates	379	8.3	138	1.0
Tax on unremitted foreign earnings	(68)	(1.5)	174	1.2
Change in valuation allowance	1,807	39.4	731	5.2
Other	40	0.9	(183)	(1.3)
Total income tax expense (benefit) / Effective rate	$1,119	24.4%	$(11,841)	(84.7)%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Goodwill and other intangibles	$7,047	$7,857
Accrued settlement	6,000	8,112
Deferred compensation	2,165	2,351
Contingent liabilities	644	649
Net operating loss / tax credit carryforwards	28,932	25,123
Pension and post-retirement liability	1,218	1,696
Inventories	500	1,529
Warranty reserve	248	297
Accounts receivable	129	214
Interest deduction carryforward	161	—
Other	767	709
Total deferred tax assets	47,811	48,537
Less: valuation allowance	(3,290)	(1,483)
Net deferred tax assets	44,521	47,054
Deferred tax liabilities:
Goodwill and other intangibles	(3,814)	(4,116)
Depreciation	(6,919)	(7,140)
Inventory § 481(a) adjustment	—	(1,027)
Unremitted earnings of foreign subsidiaries	(220)	(200)
Other	(79)	(175)
Total deferred tax liabilities	(11,032)	(12,658)
Net deferred tax assets	$33,489	$34,396
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains several corporate income tax provisions, including providing for a five-year carryback of net operating losses (“NOL”) generated in tax years 2018 through 2020, removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021, making remaining alternative minimum tax (“AMT”) credits immediately refundable, and temporarily relaxing the interest deductibility rules by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020. As of December 31, 2021, the Company has recorded an income tax receivable of $8,500 to reflect expected tax refunds of federal taxes paid within the five year NOL carryback period.
A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has considered all available evidence, both positive and negative, in assessing the need for a valuation allowance in each jurisdiction.
As of December 31, 2021, the positive evidence considered in evaluating U.S. deferred tax assets included cumulative domestic financial income over the three-year period ended December 31, 2021, as well as the composition and reversal patterns of existing taxable and deductible temporary differences between financial reporting and tax. Based on its evaluation, the Company believed it was appropriate to rely on forecasted future taxable income to support its U.S. deferred tax assets. The amount of deferred tax assets considered realizable; however, could be adjusted if negative evidence outweighs additional subjective evidence such as the Company’s projections for growth.
As of December 31, 2021, the Company has a federal NOL carryforward of $90,321, which is limited to 80% of taxable income annually, but may be carried forward indefinitely. The Company also has federal research tax credit carryforwards in the amount of $1,376 that will expire at various times from 2036 through 2041. The Company believes it is more likely than not that the tax benefits from the federal loss carryforwards and research tax credit carryforwards will be realized.
As of December 31, 2021 and 2020, the tax benefit of NOL carryforwards available for state income tax purposes was $9,643 and $8,320, respectively. Many state NOL carryforwards will expire in various years through 2041, while some may be carried forward indefinitely. The Company believes it is more likely than not that a portion of the tax benefit from state operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $2,430, net of federal benefit, against deferred tax assets related to state operating loss carryforwards as of December 31, 2021.

As of December 31, 2021, the Company has NOL carryforwards in certain foreign jurisdictions of $2,921, which may be carried forward indefinitely. The foreign jurisdictions have incurred cumulative financial losses over the three-year period ended December 31, 2021 and have projected future taxable losses. The Company believes it is more likely than not that the tax benefit from these loss carryforwards will not be realized. In recognition of this risk, it has provided a valuation allowance of $860, collectively, against deferred tax assets in foreign jurisdictions as of December 31, 2021.
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
Each quarter, management reviews operations and liquidity needs in each jurisdiction to assess the Company’s intent to reinvest foreign earnings outside of the U.S. As of December 31, 2021, management determined that cash balances of its Canadian and United Kingdom subsidiaries exceeded projected capital needs by $4,400. Management does not intend for such amounts to be permanently reinvested outside of the U.S. and has therefore accrued foreign withholding taxes of $220 as of December 31, 2021. It is management’s intent and practice to indefinitely reinvest other undistributed earnings outside of the U.S. Determination of the amount of any unrecognized deferred income tax liability associated with these undistributed earnings is not practicable because of the complexities of the hypothetical calculation.
The following table provides a reconciliation of unrecognized tax benefits as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Unrecognized tax benefits at beginning of period:	$409	$414
Decreases based on tax positions for prior periods	(44)	(5)
Balance at end of period	$365	$409
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $365 as of December 31, 2021. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 31, 2021 and 2020, the Company had accrued interest and penalties related to unrecognized tax benefits of $333 and $333, respectively. As of December 31, 2021, the Company did not expect any material increases or decreases to its unrecognized tax benefits within the next 12 months. Ultimate realization of these tax benefits is dependent upon the occurrence of certain events, including the completion of audits by tax authorities and expiration of statutes of limitations.
The Company files income tax returns in the U.S. and in various state, local, and foreign jurisdictions. The Company is subject to federal income tax examinations for the 2018 period and thereafter. With respect to the state, local, and foreign filings, certain entities of the Company are subject to income tax examinations for the 2017 period and thereafter.
Note 15. Stock-based Compensation
The Company applies the provisions of ASC 718, “Compensation - Stock-based Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service period. Stock forfeitures and cancellations are recognized as they occur. The Company recorded stock-based compensation expense of $1,945 and $1,136 for the years ended December 31, 2021 and 2020, respectively, related to fully-vested stock awards, restricted stock awards, and performance unit awards. As of December 31, 2021, unrecognized compensation expense for awards that the Company expects to vest approximated $2,471. The Company will recognize this unrecognized compensation expense over approximately 5.2 years.
Shares issued as a result of vested stock-based compensation generally will be from previously issued shares that have been reacquired by the Company and held as treasury stock or authorized but previously unissued common stock.
As of December 31, 2021, the Company had stock awards issued pursuant to the 2006 Omnibus Incentive Plan, as amended and restated in May 2018 (“Omnibus Plan”). The Omnibus Plan allows for the issuance of 2,058,000 shares of common stock through the granting of stock options or stock awards (including performance units convertible into stock) to key employees and directors at no less than 100% of fair market value on the date of the grant. The Omnibus Plan provides for the granting of “nonqualified options” with a duration of not more than ten years from the date of grant. The Omnibus Plan also provides that, unless otherwise set forth in the option agreement, stock options are exercisable in installments of up to 25% annually beginning one year from the date of grant. No stock options have been granted under the Omnibus Plan and, as such, there was no stock-based compensation expense related to stock options recorded in 2021 and 2020.
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
The non-employee directors were granted a total of 35,255 and 50,316 restricted shares and fully-vested for the years ended December 31, 2021 and 2020, respectively. Compensation expense recorded by the Company related to such awards to non-employee directors was approximately $650 and $576 for the years ended December 31, 2021 and 2020, respectively. During 2021, 8,814 deferred share units were allotted to the accounts of the non-employee directors pursuant to the Deferred Compensation Plan for Non-Employee Directors.
The weighted average fair value of all the fully-vested and restricted stock grants awarded was $17.87 and $12.79 per share for the years ended December 31, 2021 and 2020, respectively.
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
The following table summarizes the restricted stock award, deferred stock units, and performance unit award activity for the years ended December 31, 2021 and 2020:

	Restricted Stock	Deferred Stock Units	Performance Stock Units	Weighted Average Aggregate Grant Date Fair Value
Outstanding as of January 1, 2020	150,799	54,078	331,148	$18.50
Granted	104,789	12,058	105,857	16.72
Vested	(73,260)	—	(163,224)	15.59
Adjustment for incentive awards	—	—	(96,364)	25.04
Canceled and forfeited	(10,394)	—	(27,395)	20.07
Outstanding as of December 31, 2020	171,934	66,136	150,022	18.05
Granted	111,337	8,814	147,367	16.83
Vested	(144,400)	—	(7,940)	14.11
Adjustment for incentive awards	—	—	(125,767)	17.75
Canceled and forfeited	(3,167)	—	(47,111)	16.46
Outstanding as of December 31, 2021	135,704	74,950	116,571	$19.75
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
In February 2021, under the 2006 Omnibus Incentive Plan, the Company established a performance-based incentive stock award retention program to incentivize and retain key personnel during the COVID-19 pandemic by driving stock price. Under this five-year program, participants have the opportunity to earn up to 3,333 shares of Company common stock. The first 50% of the shares (1,666 shares) are earned based on achievement of a consecutive thirty (30) day average NASDAQ closing price of $25.00. The second 50% of the shares (1,666 shares) are earned based on achievement of a consecutive thirty (30) day average NASDAQ closing price of $30.00. The value of any shares awarded will be determined using a Monte Carlo methodology at the time of payout. No shares earned are paid prior to March 1, 2024, and the program and opportunity to earn the shares expires on February 28, 2026.
Excluding the restricted stock awards granted to non-employee directors, the Company recorded stock-based compensation expense of $1,295 and $557, respectively, for the periods ended December 31, 2021 and 2020 related to restricted stock and performance unit awards.
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
LIBOR-Based interest rate swaps. To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000 and $20,000 effective February 2017 and March 2022, respectively. The fair value of the interest rate swaps is based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of December 31, 2021 and December 31, 2020, the interest rate swaps were recorded in “Other accrued liabilities” within the Condensed Consolidated Balance Sheets.
The following assets and liabilities of the Company were measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820, “Fair Value Measurement” (“ASC 820”) as of December 31, 2021 and 2020:

	Fair Value Measurements as of December 31, 2021				Fair Value Measurements as of December 31, 2020
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$18	$18	$—	$—	$18	$18	$—	$—
Interest rate swaps	175	—	175	—	—	—	—	—
Total assets	$193	$18	$175	$—	$18	$18	$—	$—
Interest rate swaps	$159	$—	$159	$—	$1,097	$—	$1,097	$—
Total liabilities	$159	$—	$159	$—	$1,097	$—	$1,097	$—
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
For the year ended December 31, 2021 and 2020, the Company recognized interest expense of $958 and $289, respectively, from interest rate swaps.

As a result of the dedesignation of the interest rate swaps, the Company recognized interest income of $940 and $470 from the change in fair value of the interest rate swaps in “Interest expense - net” in the Consolidated Statements of Operations for the twelve months ended December 31, 2021 and 2020, respectively.
In accordance with the provisions of ASC 820, the Company measures certain nonfinancial assets and liabilities at fair value, which are recognized and disclosed on a nonrecurring basis.
The gross carrying value of the Company’s revolving credit facility approximates fair value for the periods presented. Additional information regarding the revolving credit facility can be found in Note 10.
Information regarding the fair value disclosures associated with the assets of the Company’s defined benefit plans can be found in Note 17.
Note 17. Retirement Plans
The Company has three retirement plans that cover its hourly and salaried employees in the U.S.: one defined benefit plan, which is frozen, and two defined contribution plans. Employees are eligible to participate in the appropriate plan based on employment classification. The Company’s contributions to the defined benefit and defined contribution plans are governed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Company’s policy and investment guidelines of the applicable plan. The Company’s policy is to contribute at least the required minimum in accordance with the funding standards of ERISA.
The Company maintains two defined contribution plans for its employees in Canada, as well as a post-retirement benefit plan. In the United Kingdom, the Company maintains two defined contribution plans and a defined benefit plan, which is frozen. These plans are discussed in further detail below.
United States Defined Benefit Plan
The following tables present a reconciliation of the changes in the benefit obligation, the fair market value of the assets, and the funded status of the plan, as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Changes in benefit obligation:
Benefit obligation at beginning of year	$8,448	$7,809
Interest cost	172	224
Actuarial (gain) loss	(319)	813
Benefits paid	(426)	(398)
Benefit obligation at end of year	$7,875	$8,448
Change to plan assets:
Fair value of assets at beginning of year	$4,459	$4,360
Actual gain on plan assets	434	197
Employer contribution	300	300
Benefits paid	(426)	(398)
Fair value of assets at end of year	4,767	4,459
Funded status at end of year	$(3,108)	$(3,989)
Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	$(3,108)	$(3,989)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$2,082	$2,686
The actuarial loss included in accumulated other comprehensive loss that will be recognized in net periodic pension cost during 2022 is $1, before taxes.

Net periodic pension costs for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Components of net periodic benefit cost:
Interest cost	$172	$224
Expected return on plan assets	(247)	(230)
Recognized net actuarial loss	99	53
Net periodic pension cost	$24	$47
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2021	2020
Discount rate	2.1%	3.0%
Expected rate of return on plan assets	5.2%	5.3%
The expected long-term rate of return is based on numerous factors, including the target asset allocation for plan assets, historical rate of return, long-term inflation assumptions, and current and projected market conditions.
Amounts applicable to the Company’s pension plan with accumulated benefit obligations in excess of plan assets were as follows as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Projected benefit obligation	$7,875	$8,448
Accumulated benefit obligation	7,875	8,448
Fair value of plan assets	4,767	4,459
Plan assets consist primarily of various fixed income and equity investments. The Company’s primary investment objective is to provide long-term growth of capital while accepting a moderate level of risk. The investments are limited to cash and cash equivalents, bonds, preferred stocks, and common stocks. The investment target ranges and actual allocation of pension plan assets by major category as of December 31, 2021 and 2020 were as follows:

		December 31,
	Target	2021	2020
Asset Category
Cash and cash equivalents	0 - 20%	4%	9%
Total fixed income funds	25 - 50%	14	32
Total mutual funds and equities	35 - 70%	82	59
Total		100%	100%
In accordance with the fair value disclosure requirements of ASC 820, the following assets were measured at fair value on a recurring basis as of December 31, 2021 and 2020. Additional information regarding ASC 820 and the fair value hierarchy can be found in Note 16.

	December 31,
	2021	2020
Asset Category
Cash and cash equivalents	$171	$399
Fixed income funds
Corporate bonds	667	1,440
Total fixed income funds	667	1,440
Equity funds and equities
Mutual funds	802	713
Exchange-traded funds	3,127	1,907
Total mutual funds and equities	3,929	2,620
Total	$4,767	$4,459

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
The Company currently anticipates contributions of $460 to its U.S. defined benefit plan in 2022.
The following benefit payments are expected to be paid during the years indicated:

Year Ending December 31,
2022	$473
2023	496
2024	493
2025	486
2026	480
Years 2027-2031	2,222
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
The funded status of the United Kingdom defined benefit plan as of December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
Changes in benefit obligation:
Benefit obligation at beginning of year	$10,265	$9,101
Interest cost	109	184
Actuarial (gain) loss	(825)	996
Benefits paid	(302)	(283)
Foreign currency exchange rate changes	(112)	267
Benefit obligation at end of year	$9,135	$10,265
Change to plan assets:
Fair value of assets at beginning of year	$7,975	$7,290
Actual gain (loss) on plan assets	522	453
Employer contribution	336	337
Benefits paid	(338)	(319)
Foreign currency exchange rate changes	(86)	214
Fair value of assets at end of year	8,409	7,975
Funded status at end of year	$(726)	$(2,290)
Amounts recognized in the consolidated balance sheets consist of:
Other long-term liabilities	$(726)	$(2,290)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$837	$2,247
Prior service cost	127	152
Total	$964	$2,399

Net periodic pension costs for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Components of net periodic benefit cost:
Interest cost	$109	$184
Expected return on plan assets	(254)	(250)
Amortization of prior service cost	26	26
Recognized net actuarial loss	165	329
Net periodic pension cost	$46	$289
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2021	2020
Discount rate	1.8%	1.1%
Expected rate of return on plan assets	3.8%	3.2%
Amounts applicable to the Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Projected benefit obligation	$9,135	$10,265
Accumulated benefit obligation	9,135	10,265
Fair value of plan assets	8,409	7,975
The Company has estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations, and recent changes in long-term interest rates based on publicly available information.
Plan assets are invested by the trustees in accordance with a written statement of investment principles. This statement permits investment in equities, corporate bonds, United Kingdom government securities, commercial property, and cash, based on certain target allocation percentages. Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2021 were as follows:

Equity securities	Up to 100%
Commercial property	Not to exceed 50%
U.K. Government securities	Not to exceed 50%
Cash	Up to 100%
Plan assets held within the United Kingdom defined benefit plan consist of cash and equity securities that have been classified as Level 1 of the fair value hierarchy. All other plan assets have been classified as Level 2 of the fair value hierarchy.
The plan assets by category for the years ended December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Asset Category
Cash and cash equivalents	$339	$348
Equity securities	3,822	3,101
Bonds	3,491	3,410
Other	757	1,116
Total	$8,409	$7,975
United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. The Company anticipates making contributions of $337 to the United Kingdom defined benefit plan during 2022.

The following estimated future benefits payments are expected to be paid under the United Kingdom defined benefit plan:

Year Ending December 31,
2022	$360
2023	387
2024	412
2025	420
2026	428
Years 2027-2031	1,420
Other Post-Retirement Benefit Plan
The Company’s operation near Montreal, Quebec, Canada, maintains a post-retirement benefit plan, which provides retiree life insurance, health care benefits, and, for a closed group of employees, dental care. Retiring employees with a minimum of 10 years of service are eligible for the plan benefits. The plan is not funded. Cost of benefits earned by employees is charged to expense as services are rendered. The expense related to this plan was not material for 2021 or 2020. The accrued benefit obligation was $856 and $932 as of December 31, 2021 and 2020, respectively. This obligation is recognized within “Other long-term liabilities” on the Consolidated Balance Sheets. Benefit payments anticipated for 2022 are not material.
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Year Ended December 31,
	2021	2020
Discount rate	3.1%	2.5%
Weighted average health care trend rate	4.7%	4.8%
The weighted average health care rate is assumed to trend downward to an ultimate rate of 4.0% in 2040.
Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans.

	Year Ended December 31,
	2021	2020
United States	$1,484	$866
Canada	145	137
United Kingdom	510	437
	$2,139	$1,440
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
The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2020	$1,249
Additions to warranty liability	797
Warranty liability utilized	(1,004)
Balance as of December 31, 2021	$1,042
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
The expected payments under the UPRR settlement agreement for the year ending December 31, 2022 and thereafter were as follows:

Year Ending December 31,
2022	$8,000
2023	8,000
2024	8,000
Total	$24,000
The Company reclassified $6,600 of the previously accrued warranty reserve related to the UPRR matter into its aggregate accrued settlement liability of $50,000 as of December 31, 2018. Therefore, the Company recognized $43,400 in expense for the year ended December 31, 2018 for the remaining amount per the Settlement Agreement, which was recorded in “Concrete Tie Settlement expense” within its Consolidated Statements of Operations. As of December 31, 2021 and 2020, $8,000 and $8,000 was recorded within “Current portion of accrued settlement,” respectively, and $16,000 and $24,000 was recorded within “Long-term portion of accrued settlement,” respectively, within the Consolidated Balance Sheets.
Other Legal Matters
The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of December 31, 2021.
If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of December 31, 2021, no such disclosures were considered necessary.
Environmental Matters
The Company is subject to national, state, foreign, provincial, and/or local laws and regulations relating to the protection of the environment. The Company’s efforts to comply with environmental regulations may have an adverse effect on its future earnings. On June 5, 2017, a General Notice Letter was received from the U.S. Environmental Protection Agency (“EPA”) indicating that the Company may be a potentially responsible party (“PRP”) regarding the Portland Harbor Superfund Site cleanup along with numerous other companies. More than 140 other companies received such a notice. The Company and a predecessor owned and operated a facility near the harbor site for a period prior to 1982. The net present value and undiscounted costs of the selected remedy throughout the harbor site are estimated by the EPA to be approximately $1.1 billion and $1.7 billion, respectively, and the active remedial work is expected to take as long as 13 years to complete. The Company is reviewing the basis for its identification by the EPA and the nature of the historic operations of a Company predecessor near the site. Additionally, the Company executed a PRP agreement to participate in a private allocation process among almost 100 PRPs in a working group whose work began in 2008 and whose work is ongoing. The Company cannot predict the ultimate impact of these proceedings because of the large number of PRPs involved throughout the harbor site, the degree of contamination of various wastes, varying environmental impacts throughout the harbor site, the scarcity of data related to the facility once operated by the Company and a predecessor, and the speculative nature of the remediation costs. Based upon information currently available, management does not believe that the Company’s alleged PRP status regarding the Portland Harbor Superfund Site or other compliance with the present environmental protection laws will have a material adverse effect on the financial condition, results of operations, cash flows, competitive position, or capital expenditures of the Company.
The following table sets forth the Company’s undiscounted environmental obligation:

Environmental Liability
Balance as of December 31, 2020	$2,562
Additions to environmental obligations	43
Environmental obligations utilized	(86)
Balance as of December 31, 2021	$2,519

As a result of the September 4, 2020 sale of the Test and Inspection Services business, environmental obligations of $3,460 were removed from the Company’s liability as of December 31, 2020.
Note 19. Other (Income) Expense
The following table summarizes the Company’s other (income) expense for the years ended December 31, 2021 and 2020.

	2021	2020
Gain on Piling Products division asset sale (a)	$(2,741)	$—
Disbursement from an unconsolidated partnership (b)	—	(1,874)
Loss on Precast Concrete Products segment relocation and closure activities (c)	—	673
Foreign currency losses (gains)	452	(32)
Other	(786)	(877)
Other income - net	$(3,075)	$(2,110)
a.On September 27, 2021, the Company announced it completed the sale of its Piling Products division to J.D. Fields & Company, Inc., resulting in a pretax gain of $2,741 in 2021.
b.In the second quarter of 2020, the Company received a non-recurring disbursement of $1,874 from an unconsolidated partnership.
c.During the fourth quarter of 2019, the Company announced and commenced the relocation and closure of the Spokane, WA concrete products facility and the subsequent relocation to Boise, ID, which was completed during the first quarter of 2020. This activity resulted in expense of $673 in 2020, within the Precast Concrete Products segment.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the end of the period covered by this report.
Managements’ Report on Internal Control Over Financial Reporting
The management of L.B. Foster Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). L.B. Foster Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
L.B. Foster Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of L.B. Foster Company and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited L.B. Foster Company and Subsidiaries’ internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L.B. Foster Company and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated March 2, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 2, 2022

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
N/A
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item regarding the directors of the Company is incorporated herein by reference to the information included in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Election of Directors.”
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item regarding executive compensation is incorporated herein by reference to the information included in the Proxy Statement under the captions “Director Compensation - 2021,” “Executive Compensation,” “Summary Compensation Table (2021, 2020, and 2019),” “Grants of Plan-Based Awards in 2021,” “Outstanding Equity Awards At 2021 Fiscal Year-End,” “2021 Options Exercises and Stock Vested Table,” “2021 Nonqualified Deferred Compensation,” “Change-In-Control,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report:
(a)(1).    Financial Statements
The following Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42), consolidated financial statements, and accompanying notes are included in Item 8 of this Report:
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2021 and 2020.
Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021 and 2020.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021 and 2020.
Notes to Consolidated Financial Statements.
(a)(2).     Financial Statement Schedule
Schedules for the Years Ended December 31, 2021 and 2020:
II – Valuation and Qualifying Accounts.
The remaining schedules are omitted because of the absence of conditions upon which they are required.
(a)(3).     Exhibits
The Index to Exhibits immediately following Part IV, Item 16, Form 10-K Summary, filed as part of this Annual Report on Form 10-K and is incorporated by reference herein.
L.B. FOSTER COMPANY AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
2021
Deducted from assets to which they apply:
Allowance for credit losses	$944	$(87)	$310	$547
Valuation allowance for deferred tax assets	$1,483	$1,807	$—	$3,290
2020
Deducted from assets to which they apply:
Allowance for credit losses	$1,073	$286	$415	$944
Valuation allowance for deferred tax assets	$752	$731	$—	$1,483
1.Notes and accounts receivable written off as uncollectible or allowance reversed.
ITEM 16. FORM 10-K SUMMARY
We may voluntarily include a summary of information required by the Annual Report on Form 10-K under this Item 16. We have elected not to include such summary information.

INDEX TO EXHIBITS
All exhibits are incorporated herein by reference:

Exhibit Number	Description

2.1
Asset Purchase Agreement between L.B. Foster Company and J.D. Fields & Company, Inc. dated September 24, 2021, is incorporated herein by reference to Exhibit 2.1 to the Quarterly Report of Form 10-Q for the quarter ended September 30, 2021, File no. 0-10436, filed on November 3, 2021.

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

10.11 **
2019 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2019, File no. 0-10436, filed on May 10, 2019.

10.12 **
Form of Restricted Stock Award Agreement (2019), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2019, File no. 0-10436, filed on May 10, 2019.

10.13 **
Long Term Incentive Performance Share Unit Program (2019-2021), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2019, File no. 0-10436, filed on May 10, 2019.

10.14 **
Form of Performance Share Unit Award Agreement (2019-2021), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2019, File no. 0-10436, filed on May 10, 2019.

10.15 **
2020 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2020, File no. 0-10436, filed on May 6, 2020.

10.16 **
Form of Restricted Stock Award Agreement (2020), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2020, File no. 0-10436, filed on May 6, 2020.

10.17 **
Long Term Incentive Performance Share Unit Program (2020-2022), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2020, File no. 0-10436, filed on May 6, 2020.

10.18 **
Form of Performance Share Unit Award Agreement (2020-2022), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2020, File no. 0-10436, filed on May 6, 2020.

10.19 **
2021 Executive Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.20 **
Form of Restricted Stock Award Agreement (2021), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.21 **
Long Term Incentive Performance Share Unit Program (2021-2023), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.22 **
Form of Performance Share Unit Award Agreement (2021-2023), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.23 **
Performance-Based Stock Award Retention Program (2021-2026), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.24 **
Amended and Restated Key Employee Separation Plan (February 17, 2021), incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.25 **
Executive Recoupment Policy (January 1, 2021), incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2021, File no. 0-10436, filed on May 5, 2021.

10.26
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

10.27
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
Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or exhibit as a supplement to the SEC or its staff upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	March 2, 2022	By:	/s/ John F. Kasel
(John F. Kasel,
President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Lee B. Foster II	Chairman of the Board and Director	March 2, 2022
(Lee B. Foster II)

By:	/s/ John F. Kasel	President, Chief Executive Officer,	March 2, 2022
	(John F. Kasel)	and Director

By:	/s/ Raymond T. Betler	Director	March 2, 2022
(Raymond T. Betler)

By:	/s/ Dirk Jungé	Director	March 2, 2022
(Dirk Jungé)

By:	/s/ Diane B. Owen	Director	March 2, 2022
(Diane B. Owen)

By:	/s/ Robert S. Purgason	Director	March 2, 2022
(Robert S. Purgason)

By:	/s/ William H. Rackoff	Director	March 2, 2022
(William H. Rackoff)

By:	/s/ Suzanne B. Rowland	Director	March 2, 2022
(Suzanne B. Rowland)

By:	/s/ Bradley S. Vizi	Director	March 2, 2022
(Bradley S. Vizi)

By:	/s/ William M. Thalman	Senior Vice President	March 2, 2022
	(William M. Thalman)	and Chief Financial Officer

By:	/s/ Sean M. Reilly	Corporate Controller	March 2, 2022
	(Sean M. Reilly)	and Principal Accounting Officer