Form 10-Q
period 2022-03-31
FOSTER L B CO
filed 2022-05-10
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2022
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

As of May 3, 2022, there were 10,889,632 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,239	$10,372
Accounts receivable - net (Note 5)	59,135	55,911
Contract assets - net (Note 3)	34,268	36,179
Inventories - net (Note 6)	67,799	62,871
Other current assets	19,623	14,146
Total current assets	187,064	179,479
Property, plant, and equipment - net (Note 7)	57,579	58,222
Operating lease right-of-use assets - net (Note 8)	14,374	15,131
Other assets:
Goodwill (Note 4)	19,904	20,152
Other intangibles - net (Note 4)	29,487	31,023
Deferred tax assets (Note 11)	37,721	37,242
Other assets	1,283	1,346
TOTAL ASSETS	$347,412	$342,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,483	$41,411
Deferred revenue	19,310	13,411
Accrued payroll and employee benefits	5,330	9,517
Current portion of accrued settlement (Note 15)	8,000	8,000
Current maturities of long-term debt (Note 9)	80	98
Other accrued liabilities	11,593	13,757
Total current liabilities	89,796	86,194
Long-term debt (Note 9)	35,531	31,153
Deferred tax liabilities (Note 11)	3,659	3,753
Long-term portion of accrued settlement (Note 15)	16,000	16,000
Long-term operating lease liabilities (Note 8)	11,558	12,279
Other long-term liabilities	9,171	9,606
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at March 31, 2022 and December 31, 2021, 11,115,779; shares outstanding at March 31, 2022 and December 31, 2021, 10,704,783 and 10,670,343, respectively	111	111
Paid-in capital	42,153	43,272
Retained earnings	167,167	168,733
Treasury stock - at cost, 410,996 and 445,436 common stock shares at March 31, 2022 and December 31, 2021, respectively	(9,200)	(10,179)
Accumulated other comprehensive loss	(19,117)	(18,845)
Total L.B. Foster Company stockholders’ equity	181,114	183,092
Noncontrolling interest	583	518
Total stockholders’ equity	181,697	183,610
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$347,412	$342,595
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021

Sales of goods	$84,421	$100,546
Sales of services	14,373	15,534
Total net sales	98,794	116,080
Cost of goods sold	69,845	84,125
Cost of services sold	12,502	13,125
Total cost of sales	82,347	97,250
Gross profit	16,447	18,830
Selling and administrative expenses	17,298	18,026
Amortization expense	1,436	1,465
Operating loss	(2,287)	(661)
Interest expense - net	370	871
Other (income) expense - net	(563)	59
Loss before income taxes	(2,094)	(1,591)
Income tax benefit	(508)	(321)
Net loss	(1,586)	(1,270)
Net loss attributable to noncontrolling interest	(20)	(12)
Net loss attributable to L.B. Foster Company	$(1,566)	$(1,258)
Basic loss per common share	$(0.15)	$(0.12)
Diluted loss per common share	$(0.15)	$(0.12)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021

Net loss	$(1,586)	$(1,270)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(880)	453
Unrealized gain on cash flow hedges, net of tax expense of $188 and $0, respectively	551	—
Cash flow hedges reclassified to earnings, net of tax expense of $66 and $98, respectively	93	136
Reclassification of pension liability adjustments to earnings, net of tax expense of $16 and $24, respectively*	49	91
Total comprehensive loss	(1,773)	(590)
Less comprehensive income (loss) attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(20)	(12)
Foreign currency translation adjustment	85	(30)
Amounts attributable to noncontrolling interest	65	(42)
Comprehensive loss attributable to L.B. Foster Company	$(1,838)	$(548)

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,586)	$(1,270)
Adjustments to reconcile net loss to cash (used in) provided byoperating activities:
Deferred income taxes	(574)	(712)
Depreciation	1,938	1,990
Amortization	1,436	1,465
Equity in income of nonconsolidated investments	(87)	—
Loss on sales and disposals of property, plant, and equipment	23	10
Stock-based compensation	258	827

Change in operating assets and liabilities:
Accounts receivable	(4,556)	(7,213)
Contract assets	1,116	52
Inventories	(4,781)	(481)
Other current assets	(4,648)	(592)
Other noncurrent assets	818	451
Accounts payable	4,680	11,435
Deferred revenue	5,907	8,152
Accrued payroll and employee benefits	(4,181)	(3,495)
Other current liabilities	(2,377)	(2,384)
Other long-term liabilities	(1,022)	(621)
Net cash (used in) provided by continuing operating activities	(7,636)	7,614
Net cash used in discontinued operating activities	—	(184)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	30	—
Capital expenditures on property, plant, and equipment	(1,764)	(1,327)
Proceeds from asset divestiture	1,195	—
Net cash used in continuing investing activities	(539)	(1,327)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(30,892)	(43,321)
Proceeds from debt	35,301	35,026
Treasury stock acquisitions	(397)	(547)
Investment of noncontrolling interest	—	396
Net cash provided by (used in) continuing financing activities	4,012	(8,446)
Effect of exchange rate changes on cash and cash equivalents	30	(206)
Net decrease in cash and cash equivalents	(4,133)	(2,549)
Cash and cash equivalents at beginning of period	10,372	7,564
Cash and cash equivalents at end of period	$6,239	$5,015
Supplemental disclosure of cash flow information:
Interest paid	$369	$653
Income taxes (received) paid	$(44)	$46

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2022
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2021	$111	$43,272	$168,733	$(10,179)	$(18,845)	$518	$183,610
Net loss	—	—	(1,566)	—	—	(20)	(1,586)
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	49	—	49
Foreign currency translation adjustment	—	—	—	—	(965)	85	(880)
Unrealized derivative gain on cash flow hedges	—	—	—	—	551	—	551
Cash flow hedges reclassified to earnings	—	—	—	—	93	—	93
Issuance of 34,440 common shares, net of shares withheld for taxes	—	(1,377)	—	979	—	—	(398)
Stock-based compensation	—	258	—	—	—	—	258
Balance, March 31, 2022	$111	$42,153	$167,167	$(9,200)	$(19,117)	$583	$181,697

	Three Months Ended March 31, 2021
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2020	$111	$44,583	$165,107	$(12,703)	$(20,268)	$—	$176,830
Net loss	—	—	(1,258)	—	—	(12)	(1,270)
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	91	—	91
Foreign currency translation adjustment	—	—	—	—	453	(30)	423
Cash flow hedges reclassified to earnings	—	—	—	—	136	—	136
Issuance of 76,030 common shares, net of shares withheld for taxes	—	(1,467)	—	920	—	—	(547)
Stock-based compensation	—	827	—	—	—	—	827
Investment of noncontrolling interest	—	—	—	—	—	396	396
Balance, March 31, 2021	$111	$43,943	$163,849	$(11,783)	$(19,588)	$354	$176,886

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Financial Statements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals, unless otherwise stated herein) considered necessary for a fair presentation of the financial position of L.B. Foster Company and subsidiaries as of March 31, 2022 and December 31, 2021 and its Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021 have been included. However, actual results could differ from those estimates and changes in those estimates are recorded when known. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Reclassifications
Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes principally to conform to the presentation of the current year period. Effective for the quarter and year ended December 31, 2021, the Company implemented operational changes in how its Chief Operating Decision Maker (“CODM”) manages its businesses, including resource allocation and operating decisions. As a result of these changes, the Company now has three reporting segments, representing the individual businesses that are run separately under the new structure: Rail, Technologies, and Services; Precast Concrete Products; and Steel Products and Measurement. The Company has revised the information for all periods presented in this Quarterly Report on Form 10-Q to reflect these reclassifications.

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
Note 2. Business Segments
The Company is a global solutions provider of engineered, manufactured products and services that builds and supports infrastructure. The Company’s innovative engineering and product development solutions address the safety, reliability, and performance needs of its customers’ most challenging requirements. The Company maintains locations in North America, South America, Europe, and Asia. The Company’s segments represent components of the Company (a) that engage in activities from which revenue is generated and expenses are incurred, (b) whose operating results are regularly reviewed by the CODM, who uses such information to make decisions about resources to be allocated to the segments, and (c) for which discrete financial information is available. Operating segments are evaluated on their segment profit contribution to the Company’s consolidated results. Other income and expenses, interest, income taxes, and certain other items are managed on a consolidated basis. The Company’s segment accounting policies are described in Note 2 Business Segments of the Notes to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year-ended December 31, 2021.

The following table illustrates the Company’s revenues and profit (loss) from operations by segment for the periods indicated:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Net Sales	Segment Operating Profit (Loss)	Net Sales	Segment Operating Profit (Loss)
Rail, Technologies, and Services	$63,710	$1,039	$66,232	$2,225
Precast Concrete Products	15,010	(791)	12,678	(112)
Steel Products and Measurement	20,074	(2,148)	37,170	(928)
Total	$98,794	$(1,900)	$116,080	$1,185

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

The following table provides a reconciliation of segment net (loss) profit to the Company’s consolidated total for the periods presented:

	Three Months Ended March 31,
	2022	2021
Operating (loss) profit for reportable segments	$(1,900)	$1,185
Interest expense - net	(370)	(871)
Other income (expense) - net	563	(59)
Unallocated corporate expenses and other unallocated charges	(387)	(1,846)
Loss before income taxes	$(2,094)	$(1,591)

The following table illustrates assets of the Company by segment for the periods presented:

	March 31, 2022	December 31, 2021
Rail, Technologies, and Services	$161,121	$171,608
Precast Concrete Products	52,371	48,740
Steel Products and Measurement	60,050	58,377
Unallocated corporate assets	73,870	63,870
Total	$347,412	$342,595
Note 3. Revenue
Revenue from products or services provided to customers over time accounted for 30.7% and 25.3% of revenue for the three months ended March 31, 2022 and 2021, respectively. The majority of revenue under these long-term agreements is recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts its performance to date under the terms of the contract. Revenue recognized over time using an input measure was $19,322 and $21,108 for the three months ended March 31, 2022 and 2021, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $10,981 and $8,264 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had contract assets of $34,268 and $36,179, respectively, that were recorded within the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, the Company had contract liabilities of $3,682 and $3,235, respectively, that were recorded in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time. Point in time revenue accounted for 69.3% and 74.7% of revenue for the three months ended March 31, 2022 and 2021. The Company recognizes revenue at the point in time at which the customer obtains control of the product or service, which is generally when the product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at a physical location.

The following table summarizes the Company’s net sales by major product and service category for the periods presented:

	Three Months Ended March 31,
	2022	2021
Rail Products and Global Friction Management	$51,651	$55,309
Technology Services and Solutions	12,059	10,923
Rail, Technologies, and Services	63,710	66,232
Precast Concrete Buildings	9,970	10,283
Other Precast Concrete Products	5,040	2,395
Precast Concrete Products	15,010	12,678
Fabricated Steel Products	12,604	27,721
Coatings and Measurement	7,470	9,449
Steel Products and Measurement	20,074	37,170
Total net sales	$98,794	$116,080
Net sales by the timing of the transfer of products and performance of services was as follows for the periods presented:

	Three Months Ended March 31, 2022
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$49,166	$4,263	$15,062	$68,491
Over time	14,544	10,747	5,012	30,303
Total net sales	$63,710	$15,010	$20,074	$98,794

	Three Months Ended March 31, 2021
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$52,044	$4,736	$29,928	$86,708
Over time	14,188	7,942	7,242	29,372
Total net sales	$66,232	$12,678	$37,170	$116,080

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (included in “Contract assets”), and billings in excess of costs (contract liabilities, included in “Deferred revenue”) within the Condensed Consolidated Balance Sheets.

Significant changes in contract assets during the three months ended March 31, 2022 included transfers of $11,607 from the contract assets balance as of December 31, 2021 to accounts receivable. Significant changes in contract liabilities during the three months ended March 31, 2022 resulted from increases of $1,957 due to billings in excess of costs, excluding amounts recognized as revenue during the period. Contract liabilities were reduced due to revenue recognized during the three months ended March 31, 2022 and 2021 of $1,441 and $676, respectively, which were included in contract liabilities at the beginning of each period.

The Company records provisions related to the allowance for credit losses associated with contract assets. Provisions are recorded based upon a specific review of individual contracts as necessary, and a standard provision over any remaining contract assets pooled together based on similar risk of credit loss. The development of these provisions are based on historic collection trends, accuracy of estimates within contract margin reporting, as well as the expectation that collection patterns, margin reporting, and bad debt expense will continue to adhere to patterns observed in recent years. These expectations are formed based on trends observed as well as current and expected future conditions.

As of March 31, 2022, the Company had approximately $244,618 of obligations under new contracts and remaining performance obligations, which is also referred to as backlog. Approximately 10.8% of the March 31, 2022 backlog was related to projects that are anticipated to extend beyond March 31, 2023.

Note 4. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Balance as of December 31, 2021	$14,577	$2,564	$3,011	$20,152
Foreign currency translation impact	(248)	—	—	(248)
Balance as of March 31, 2022	$14,329	$2,564	$3,011	$19,904

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which included the impacts of COVID-19. However, the future impacts of COVID-19 are unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of March 31, 2022.

The components of the Company’s intangible assets were as follows for the periods presented:

	March 31, 2022
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$385	$(230)	$155
Customer relationships	18	35,900	(18,626)	17,274
Trademarks and trade names	16	7,780	(4,830)	2,950
Technology	13	35,712	(26,604)	9,108
		$79,777	$(50,290)	$29,487

	December 31, 2021
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$385	$(218)	$167
Customer relationships	18	36,163	(18,222)	17,941
Trademarks and trade names	16	7,801	(4,702)	3,099
Technology	13	35,772	(25,956)	9,816
		$80,121	$(49,098)	$31,023
The Company amortizes intangible assets over their useful lives, which range from 5 to 25 years, with a total weighted average amortization period of approximately 16 years as of March 31, 2022. Amortization expense was $1,436 and $1,465 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, estimated amortization expense for the remainder of 2022 and thereafter was as follows:

Amortization Expense
Remainder of 2022	$4,280
2023	5,251
2024	4,247
2025	2,479
2026	2,056
2027 and thereafter	11,174
$29,487
Note 5. Accounts Receivable
The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable as of March 31, 2022 and December 31, 2021 have been reduced by an allowance for credit losses of $423 and $547, respectively. Changes in reserves for uncollectible accounts, which are recorded as part of “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations, resulted in expense of $61 and income of $22 for the three months ended March 31, 2022 and 2021, respectively.

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

The established reserve thresholds to calculate the allowance for credit loss are based on and supported by historic collection patterns and bad debt expense incurred by the Company, as well as the expectation that collection patterns and bad debt expense will continue to adhere to patterns observed in recent years, which was formed based on trends observed as well as current and expected future conditions, including the impacts of the COVID-19 pandemic. Management maintains stringent credit review practices and works to maintain positive customer relationships to further mitigate credit risk.

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2021	$547
Current period provision	61
Write-off against allowance	(185)
Balance as of March 31, 2022	$423
Note 6. Inventory
Inventories as of March 31, 2022 and December 31, 2021 are summarized in the following table:

	March 31, 2022	December 31, 2021
Finished goods	$29,871	$23,822
Work-in-process	8,579	10,738
Raw materials	29,349	28,311
Inventories - net	$67,799	$62,871

Inventories of the Company are valued at average cost or net realizable value, whichever is lower.
Note 7. Property, Plant, and Equipment
Property, plant, and equipment as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Land	$6,215	$6,224
Improvements to land and leaseholds	15,412	15,416
Buildings	27,080	27,206
Machinery and equipment, including equipment under finance leases	112,315	112,021
Construction in progress	1,707	1,194
Gross property, plant, and equipment	162,729	162,061
Less accumulated depreciation and amortization, including accumulated amortization of finance leases	(105,150)	(103,839)
Property, plant, and equipment - net	$57,579	$58,222

Depreciation expense was $1,938 and $1,990 for the three months ended March 31, 2022 and 2021, respectively. The Company reviews its property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The Company recognizes an impairment loss if it believes that the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no impairments of property, plant, and equipment during the three months ended March 31, 2022 and 2021.

Note 8. Leases
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

The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of March 31, 2022, the Company’s leases had remaining lease terms of 2 to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year.

The balance sheet components of the Company’s leases were as follows as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$14,374	$15,131
Other accrued liabilities	$2,816	$2,852
Long-term operating lease liabilities	11,558	12,279
Total operating lease liabilities	$14,374	$15,131
Finance leases
Property, plant, and equipment	$1,162	$1,162
Accumulated amortization	(1,047)	(1,011)
Property, plant, and equipment - net	$115	$151
Current maturities of long-term debt	$80	$98
Long-term debt	35	53
Total finance lease liabilities	$115	$151

The components of lease expense within the Company’s Condensed Consolidated Statements of Operations were as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Finance lease cost:
Amortization of finance leases	$38	$51
Interest on lease liabilities	8	22
Operating lease cost	757	642
Sublease income	(50)	(50)
Total lease cost	$753	$665

The cash flow components of the Company’s leases were as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$(889)	$(792)
Financing cash flows related to finance leases	(41)	(55)

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows as of the dates presented:

	March 31,
	2022	2021
Operating lease weighted-average remaining lease term	6	7
Operating lease weighted-average discount rate	5.2%	5.2%
Finance lease weighted-average remaining lease term	1	1
Finance lease weighted-average discount rate	4.1%	4.2%

As of March 31, 2022, estimated annual maturities of lease liabilities remaining for the year ending December 31, 2022 and thereafter were as follows:

	Operating Leases	Finance Leases
Remainder of 2022	$2,607	$78
2023	3,288	42
2024	2,945	11
2025	2,375	—
2026	2,170	—
2027 and thereafter	3,165	—
Total undiscounted lease payments	16,550	131
Interest	(2,176)	(16)
Total	$14,374	$115
Note 9. Long-term Debt and Related Matters
Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
Revolving credit facility	$35,496	$31,100
Finance leases and financing agreements	115	151
Total	35,611	31,251
Less current maturities	(80)	(98)
Long-term portion	$35,531	$31,153

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

Borrowings under the Credit Agreement will bear interest at rates based upon either the base rate or LIBOR rate plus applicable margins. Applicable margins are dictated by the ratio of the Company’s total net indebtedness to the Company’s consolidated EBITDA for four trailing quarters, as defined in the Credit Agreement. The base rate is the highest of (a) the Overnight Bank Funding Rate plus 50 basis points, (b) the Prime Rate, or (c) the Daily LIBOR rate plus 100 basis points so long as the Daily LIBOR Rate is offered, ascertainable, and not unlawful (each as defined in the Credit Agreement). The base rate and LIBOR rate spreads range from 25 to 125 basis points and 125 to 225 basis points, respectively.

The Credit Agreement includes two financial covenants: (a) Maximum Gross Leverage Ratio, defined as the Company’s consolidated Indebtedness divided by the Company’s consolidated EBITDA, which must not exceed (i) 3.25 to 1.00 for all testing periods other than during an Acquisition Period, and (ii) 3.50 to 1.00 for all testing periods occurring during an Acquisition Period (as defined in the Credit Agreement), and (b) Minimum Consolidated Fixed Charge Coverage Ratio, defined as the Company’s consolidated EBITDA divided by the Company’s Fixed Charges (as defined in the Credit Agreement), which must be more than 1.05 to 1.00.

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

As of March 31, 2022, the Company was in compliance with the covenants in the Credit Agreement, as amended. As of March 31, 2022, the Company had outstanding letters of credit of approximately $636 and had net available borrowing capacity of $93,868, subject to covenant restrictions. The maturity date of the facility is August 13, 2026.
Note 10. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted loss per common share for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Numerator for basic and diluted loss per common share:
Net loss	$(1,586)	$(1,270)
Denominator:
Weighted average shares outstanding	10,685	10,583
Denominator for basic loss per common share	10,685	10,583
Effect of dilutive securities:
Dilutive potential common shares	—	—
Denominator for diluted income (loss) per common share - adjusted weighted average shares outstanding	10,685	10,583
Basic loss per common share	$(0.15)	$(0.12)
Diluted loss per common share	$(0.15)	$(0.12)

There were 122 and 140 anti-dilutive shares for the three months ended March 31, 2022 and 2021, respectively.
Note 11. Income Taxes
For the three months ended March 31, 2022 and 2021, the Company recorded an income tax benefit of $508 on pretax losses of $2,094 and an income tax benefit of $321 on pre-tax losses of $1,591, respectively, for effective income tax rates of 24.3% and 20.2%, respectively. The Company’s effective tax rate for the three months ended March 31, 2022 differs from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, and research tax credits.
Note 12. Stock-Based Compensation
The Company applies the provisions of the FASB’s Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service periods. The Company recorded stock-based compensation expense related to restricted stock awards and performance share units of $258 and $827 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, unrecognized compensation expense for unvested awards approximated $4,064. The Company expects to recognize this expense over the upcoming 3.9 years through March 2026.

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

In February 2022, the Compensation Committee approved the 2022 Performance Share Unit Program and the Executive Annual Incentive Compensation Plan (consisting of cash and equity components).

The following table summarizes the restricted stock awards, deferred stock units, and performance share units activity for the three months ended March 31, 2022:

	Restricted Stock	Deferred Stock Units	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	135,704	74,950	116,571	$19.75
Granted	85,472	—	110,600	15.29
Vested	(47,691)	—	(13,095)	18.05
Adjustment for incentive awards expected to vest	—	—	(66,757)	17.02
Cancelled and forfeited	(500)	—	—	18.57
Outstanding as of March 31, 2022	172,985	74,950	147,319	$18.17
Note 13. Fair Value Measurements
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

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into a forward starting LIBOR-based interest rate swaps with notional values totaling $50,000 and $20,000 effective February 2017 and March 2022, respectively. The fair value of the interest rate swaps are based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of March 31, 2022 and December 31, 2021, the interest rate swaps were recorded in "Other current assets" when the interest rate swaps’ fair market value are in an asset position, and "Other accrued liabilities" when in a liability position within our Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$18	$18	$—	$—	$18	$18	$—	$—
Interest rate swaps	914	—	914	—	175	—	175	—
Total assets	$932	$18	$914	$—	$193	$18	$175	$—
Interest rate swaps	$—	$—	$—	$—	$159	$—	$159	$—
Total liabilities	$—	$—	$—	$—	$159	$—	$159	$—

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

The Company accounted for the $50,000 of interest rate swaps that became effective February 2017 as cash flow hedges, these interest rate swaps expired February 2022.

For the three months ended March 31, 2022 and 2021, the Company recognized interest expense of $97 and $235, respectively, from interest rate swaps.

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

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Interest cost	$49	$43
Expected return on plan assets	(66)	(62)
Recognized net actuarial loss	18	25
Net periodic pension cost	$1	$6

The Company has made contributions to its United States defined benefit pension plan of $115 during the three months ended March 31, 2022 and expects to make total contributions of $460 during 2022.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Interest cost	$45	$28
Expected return on plan assets	(81)	(65)
Amortization of prior service costs and transition amount	6	7
Recognized net actuarial loss	42	83
Net periodic pension cost	$12	$53

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. For the three months ended March 31, 2022, the Company contributed approximately $82 to the plan. The Company anticipates total contributions of approximately $315 to the United Kingdom pension plan during 2022.

Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended March 31,
	2022	2021
United States	$305	$364
Canada	61	46
United Kingdom	135	119
	$501	$529
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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2021	$1,042
Additions to warranty liability	16
Warranty liability utilized	(299)
Balance as of March 31, 2022	$759

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

The expected payments under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2022 and thereafter are as follows:

Year Ending December 31,
Remainder of 2022	$8,000
2023	8,000
2024	8,000
Total	$24,000

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

As of March 31, 2022 and December 31, 2021, the Company maintained environmental reserves approximating $2,507 and $2,519, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance as of December 31, 2021	$2,519
Environmental obligations utilized	(12)
Balance as of March 31, 2022	$2,507

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of March 31, 2022.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of March 31, 2022, no such disclosures were considered necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: the COVID-19 pandemic, and any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments; volatility in the prices of oil and natural gas and the related impact on the midstream energy markets, which could result in cost mitigation actions, including shutdowns or furlough periods; a continuation or worsening of the adverse economic conditions in the markets we serve, whether as a result of the current COVID-19 pandemic, including its impact on labor markets, supply chains, and other inflationary costs, travel and demand for oil and gas, the continued deterioration in the prices for oil and gas, governmental travel restrictions, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a continuing decrease in freight or transit rail traffic, including as a result of the ongoing COVID-19 pandemic; environmental matters, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent dispositions of the Piling and IOS Test and Inspection Services businesses and acquisition of the LarKen Precast business and to realize anticipated benefits; costs of and impacts associated with shareholder activism; continued customer restrictions regarding the on-site presence of third party providers due to the COVID-19 pandemic; the timeliness and availability of materials from our major suppliers, including any continuation or worsening of the disruptions in the supply chain experienced as a result of the COVID-19 pandemic, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union; geopolitical conditions, including the conflict in Ukraine; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.

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

While the Company experienced a year over year decline in overall net sales, results for the quarter ended March 31, 2022 reflect an increase in overall sales when adjusted for the divestiture of the Piling Products division in September 2021. The Company continued to experience inflationary pressures which impacted results. The first quarter has historically been its lowest quarter for sales due to the seasonality for the Company, however, orders and backlog levels for the quarter ended March 31, 2022, are indicative of seasonal increases looking to the second quarter, which has historically been stronger.

Net sales for the first quarter were $98,794, a $17,286, or 14.9%, decrease versus the prior year quarter. The now divested Piling Products division attributed $20,797 of the year over year sales decline. Net sales increased in the Precast Concrete Products segment by $2,332 and Steel Products and Measurement segment, as adjusted to exclude the Piling Products division, by $3,701, which was partially offset by a $2,522 decrease in Rail, Technologies, and Services segment sales.

Gross profit for the three months ended March 31, 2022 was $16,447, a $2,383 decrease, or 12.7%, from the prior year, attributable to all three of the Company’s segments. However, the 16.6% consolidated gross profit margin increased by 40 basis points when compared to the prior year quarter, and the Company is generally seeing signs of stability in its margins within the Rail, Technologies, and Services segment, despite continued inflationary pressures experienced. Gross profit decreased in the Rail, Technologies, and Services segment by $277, driven by the $2,522 decrease in sales. Rail, Technologies, and Services gross profit margins increased 40 basis points due to increased sales in its higher margin Global Friction Management and Technology Services and Solutions business units which were partially offset by the lower margin Rail Products business unit. The Precast Concrete Products segment gross profit decreased $44, or 1.8%, despite increased sales volumes. Precast Concrete Products segment gross profit margin was reduced by 330 basis points due to raw material and labor inflation and disruption, coupled with a shortage of engineering services to support production design certifications, and is the segment most significantly impacted by these market conditions. In the Steel Products and Measurement segment, gross profit declined from the prior year by $2,062. This decline was primarily attributable to the sale of the Piling Products division by $1,199 and also due to inflationary pressure, particularly in the Bridge Products division. Steel Products and Measurement gross profit margin was down 220 basis points compared to the prior year. The Company continues to be proactive in executing actions to mitigate inflationary pressures experienced, particularly in the Precast Concrete Products and Steel Products and Measurement segments where margins have been most adversely impacted.

Selling and administrative expenses for the three months ended March 31, 2022 decreased by $728, or 4.0%, from the prior year, primarily driven by decreases in expenses associated with the sale of the Piling Products division. Selling and administrative expenses as a percent of net sales were 17.5% versus 15.5% in the prior year quarter, a 200 basis points increase, due primarily to lower sales volume and increased travel expenses in the first quarter of 2022 versus the first quarter of 2021. Other income - net for the three months ended March 31, 2022 was $563 while Other expense - net was $59 in the prior year quarter, primarily due to $514 in insurance proceeds received in the current year quarter.

The Company’s effective income tax rate for the three months ended March 31, 2022 was 24.3%, compared to 20.2% in the prior year quarter. The Company’s effective income tax rate for the quarter ended March 31, 2022 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, and research tax credits.

Net loss for the three months ended March 31, 2022 attributable to L.B. Foster Company was $1,566, or $0.15 per diluted share, an increased loss of $308, or $0.03 per diluted share, from the prior year. The loss was primarily driven by lower volume and inflationary pressure, which was partially offset by reductions in selling and administrative expense and insurance proceeds received in the current year quarter.

The Company’s consolidated backlog(a) was $244,618 as of December 31, 2021, a decrease of $27,326, or 10.0%, from the prior year, with the divested Piling Products division contributing $32,004 to the year over year decline. The Rail, Technologies, and Services and Precast Concrete Product segments reported a $457 and $6,595 backlog increase versus the prior year quarter, respectively, while the Steel Products and Measurement segment, adjusted for the Piling Products divestiture, reported a decrease of $2,374 versus the prior year quarter. Sequentially, consolidated backlog(a) increased $34,429, or 16.4% from December 31, 2021, with reported increases of $26,345, $3,733, and $4,351 in the Rail, Technologies, and Services, Precast Concrete Products, and Steel Products and Measurement segments, respectively. Order levels(a) for three months ended March 31, 2022, when adjusted for the Piling Products sale, increased by $20,364, or 17.7% from the prior year quarter. The Company anticipates that strong order and backlog levels are indicative of a seasonal activity ramp up when considering its outlook for the second quarter of 2022, historically its strongest quarter.

The current inflationary cost environment is expected to continue to put pressure on margins across our businesses throughout 2022, although the Company has seen signs of stabilization in certain areas of business during the first quarter of 2021. Actions to mitigate these impacts as much as possible are ongoing, and are anticipated to take hold and have a larger impact as 2022 progresses. In addition, the Company continues to take proactive steps to manage disruptions in raw materials, labor, supply chain, service partners, and other lingering COVID-19 related effects in an attempt to mitigate their adverse impact as much as possible. With the federal infrastructure support programs announced in 2020 and 2021, such as the U.S. Infrastructure Investment and Jobs Act passed in November 2021, the Company is maintaining its optimistic outlook regarding longer-term trends in the North American freight and transit markets given supply chain and transportation needs coupled with expected government-subsidized investment. The Company believes that many of its businesses will continue to directly benefit from infrastructure investment activity. Additionally, with the proceeds from the Piling division divestiture, coupled with the additional flexibility and capacity resulting from the amendment and extension of our credit agreement in August 2021, the Company believes that it has significant capacity to pursue organic and acquisitive growth opportunities in 2022 and beyond.
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
Results of the Quarter

	Three Months Ended March 31,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended March 31,
	2022	2021	2022 vs. 2021	2022	2021
Net Sales:
Rail, Technologies, and Services	$63,710	$66,232	(3.8%)	64.5%	57.1%
Precast Concrete Products	15,010	12,678	18.4	15.2	10.9
Steel Products and Measurement	20,074	37,170	(46.0)	20.3	32.0
Total net sales	$98,794	$116,080	(14.9%)	100.0%	100.0%

	Three Months Ended March 31,		Percent Increase/ (Decrease)	Gross Profit Percentage Three Months Ended March 31,
	2022	2021	2022 vs. 2021	2022	2021
Gross Profit:
Rail, Technologies, and Services	$12,528	$12,805	(2.2%)	19.7%	19.3%
Precast Concrete Products	2,445	2,489	(1.8)	16.3	19.6
Steel Products and Measurement	1,474	3,536	(58.3)	7.3	9.5
Total gross profit	$16,447	$18,830	(12.7%)	16.6%	16.2%

	Three Months Ended March 31,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended March 31,
	2022	2021	2022 vs. 2021	2022	2021
Expenses:
Selling and administrative expenses	$17,298	$18,026	(4.0%)	17.5%	15.5%
Amortization expense	1,436	1,465	(2.0)	1.5	1.3
Operating loss	(2,287)	(661)	246.0	(2.3)	(0.6)
Interest expense - net	370	871	(57.5)	0.4	0.8
Other (income) expense - net	(563)	59	**	(0.6)	0.1
Loss before income taxes	(2,094)	(1,591)	31.6	(2.1)	(1.4)
Income tax benefit	(508)	(321)	58.3	(0.5)	(0.3)
Net loss	$(1,586)	$(1,270)	24.9%	(1.6%)	(1.1%)
Net loss attributable to noncontrolling interest	(20)	(12)	**	(0.0)	(0.0)
Net loss attributable to L.B. Foster Company	$(1,566)	$(1,258)	24.5%	(1.6%)	(1.1%)
** Results of the calculation are not considered meaningful for presentation purposes.

Rail, Technologies, and Services

	Three Months Ended March 31,		(Decrease)/Increase	Percent (Decrease)/Increase
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$63,710	$66,232	$(2,522)	(3.8%)
Gross profit	$12,528	$12,805	$(277)	(2.2%)
Gross profit percentage	19.7%	19.3%	0.4%	1.7%
Segment operating profit	$1,039	$2,225	$(1,186)	(53.3%)
Segment operating profit percentage	1.6%	3.4%	(1.8%)	(52.9%)

First Quarter 2022 Compared to First Quarter 2021
The Rail, Technologies, and Services segment sales for the three months ended March 31, 2022 decreased by $2,522, or 3.8%, compared to the prior year quarter. The decrease in sales was driven by the Rail Products business unit, which declined by $3,938, or 9.0%, offsetting modest sales increases in both the Global Friction Management and Technology Services and Solutions business units. The decrease in the Rail Products business unit was driven by decreased volumes and the timing of shipments versus the prior year quarter. The sales increase in the Global Friction Management business unit is due to strength in domestic markets served as well as increased sales in the United Kingdom, while Technology Services sales drove the increase in the Technology Services and Solutions business unit.

The Rail, Technologies, and Services segment gross profit decreased by $277, or 2.2%, from the prior year quarter. The decrease was driven by overall lower sales volumes. However, segment gross profit margins increased by 40 basis points as a result of stronger sales in the higher margin Global Friction Management and Technology Services and Solutions business units, versus the lower-margin Rail Products businesses. Operating profit was $1,039, a $1,186 decrease over the prior year quarter, due in part to lower overall gross profit levels and increases in selling and administrative expenses.

During the current quarter, the Rail, Technologies, and Services segment had an increase in new orders of 33.1% compared to the prior year period, driven by improvements in all business units. Backlog as of March 31, 2022 was nearly flat versus March 31, 2021 at $122,918, an increase of $457, or 0.4%. Backlog remains strong, and was above pre-pandemic levels as of March 31, 2022.

Precast Concrete Products

	Three Months Ended March 31,		Increase/(Decrease)	Percent Increase/(Decrease)
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$15,010	$12,678	$2,332	18.4%
Gross profit	$2,445	$2,489	$(44)	(1.8%)
Gross profit percentage	16.3%	19.6%	(3.3%)	(17.0%)
Segment operating loss	$(791)	$(112)	$(679)	(606.3%)
Segment operating loss percentage	(5.3)%	(0.9%)	(4.4%)	(498.1%)

First Quarter 2022 Compared to First Quarter 2021

The Precast Concrete Products segment sales for the three months ended March 31, 2022 increased by $2,332, or 18.4%, compared to the prior year quarter, which is a continued reflection of the strong demand environment in the southern United States market served.

Precast Concrete Products gross profit decreased by $44, or 1.8%, from the prior year quarter. The decline was attributable to continued inflationary pressures experienced in the business unit, and, to a lesser extent, manufacturing inefficiencies due to supply chain disruption. Segment gross profit margin declined by 330 bps for the first quarter of 2022 when compared to the prior year quarter is principally attributable to continued higher raw material and labor costs, coupled with production disruptions. Operating loss for the first quarter of 2022 increased by $679 when compared to the prior year quarter, due in part to margin degradation and increases in selling and administrative costs.

During the quarter, the Precast Concrete Products segment had a decrease in new orders of 37.8% compared to the prior year quarter; however, order levels remained consistent with those of recent quarters. Backlog as of March 31, 2022 was $72,369, an increase of $6,595, or 10.0%, from March 31, 2021, nearing double pre-pandemic levels.

Steel Products and Measurement

	Three Months Ended March 31,		Decrease	Percent Decrease
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$20,074	$37,170	$(17,096)	(46.0)%
Gross profit	$1,474	$3,536	$(2,062)	(58.3)%
Gross profit percentage	7.3%	9.5%	(2.2)%	(22.8)%
Segment operating loss	$(2,148)	$(928)	$(1,220)	(131.5)%
Segment operating loss percentage	(10.7)%	(2.5)%	(8.2)%	(328.4)%

First Quarter 2022 Compared to First Quarter 2021
The Steel Products and Measurement segment sales for the three months ended March 31, 2022 decreased by $17,096, or 46.0%, compared to the prior year quarter. The decrease in sales for the first quarter of 2022 was attributable to the $20,797 decline in year over year sales from the Piling Products division, which was divested September 2021. The decline was partially offset by increases in Fabricated Steel Products, excluding the divested Piling Products division, of $2,008 and Coatings and Measurement of $1,693.

Steel Products and Measurement gross profit decreased by $2,062, or 58.3%, from the prior year quarter. The gross profit margin declined 220 basis points to 7.3%, as a result of higher raw material costs for bridge products and unfavorable manufacturing efficiencies in Coatings and Measurement business unit. The segment loss was $2,148, an increased loss of $1,220 from the prior year quarter. Selling and administrative expenses incurred by the segment decreased by $895 compared to the prior year quarter, primarily attributable to the Piling Products divestiture.

During the quarter, the Steel Products and Measurement segment new orders decreased by $11,288, or 31.2% compared to the prior year quarter, driven by a $20,575 decline from the divested Piling Products division. This decrease was partially offset by improvements in both Fabricated Steel Products, excluding the divested Piling Products division, and Coatings and Measurement. Backlog as of March 31, 2022 was $49,331, a decrease of $34,378, or 41.1%, from March 31, 2021 driven primarily by Fabricated Steel Products, with the decrease in backlog primarily related to the divested Piling Products division representing $32,004 of the decrease. The decline was partially offset by an 57.6% increase in Coatings and Measurement backlog compared to March 31, 2021.
Other
Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	March 31, 2022	December 31, 2021	March 31, 2021
Rail, Technologies, and Services	$122,918	$96,573	$122,461
Precast Concrete Products	72,369	68,636	65,774
Steel Products and Measurement	49,331	44,980	83,709
Total backlog	$244,618	$210,189	$271,944

The backlog for Steel Products and Measurement includes $32,004 related to the divested Piling Products division as of March 31, 2021 in the above table.

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

Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility, which provides for a total commitment of up to $130,000. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, and payments related to the Union Pacific Railroad Settlement. The Company’s total debt was $35,611 and $31,251 as of March 31, 2022 and December 31, 2021, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity, subject to covenant restrictions, as of March 31, 2022:

	March 31, 2022
Cash and cash equivalents		$6,239
Credit agreement:
Total availability under the credit agreement	130,000
Outstanding borrowings on revolving credit facility	(35,496)
Letters of credit outstanding	(636)
Net availability under the revolving credit facility		93,868
Total available funding capacity		$100,107

The Company’s cash flows are impacted from period to period by fluctuations in working capital. While the Company places an emphasis on working capital management in its operations, factors such as its contract mix, commercial terms, customer payment patterns, and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of March 31, 2022, but adverse changes in the economic environment and adverse financial conditions of its customers resulting from, among other things, the COVID-19 pandemic, may impact certain of its customers’ ability to access capital and pay the Company for its products and services, as well as impact demand for its products and services.

The changes in cash and cash equivalents for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by continuing operating activities	$(7,636)	$7,614
Net cash used in continuing investing activities	(539)	(1,327)
Net cash provided by (used in) continuing financing activities	4,012	(8,446)
Effect of exchange rate changes on cash and cash equivalents	30	(206)
Net cash used in discontinued operations	—	(184)
Net decrease in cash and cash equivalents	$(4,133)	$(2,549)

Cash Flow from Operating Activities
During the three months ended March 31, 2022, cash flows used in operating activities were $7,636, compared to cash flows provided by continuing operating activities of $7,614 during the prior year to date period. For the three months ended March 31, 2022, the net loss and adjustments to net loss from continuing operating activities provided $1,408, compared to $2,310 in the 2021 period. Working capital and other assets and liabilities used $9,044 in the current period, compared to providing $5,304 in the prior year period.

The Company’s calculation for days sales outstanding at March 31, 2022 and December 31, 2021 was 46 and 45 days, respectively, and the Company believes it has a high quality receivables portfolio.

Cash Flow from Investing Activities
Capital expenditures for the three months ended March 31, 2022 and 2021 were $1,764 and $1,327, respectively. The current period expenditures primarily relate to the implementation of the enterprise resource planning system at additional Company divisions and general plant and operational improvements throughout the Company. Expenditures for the three months ended March 31, 2021 primarily relate to the expansion of the Precast Concrete Products business line in Texas.

Cash Flow from Financing Activities
During the three months ended March 31, 2022 and 2021, the Company had an increase in outstanding debt of $4,409 and decrease of $8,295, respectively. The increase in debt for the three months ended March 31, 2022 was the result of funding working capital and other assets and liabilities, while the decrease in 2021 was primarily attributable to the utilization of excess cash generated through operating activities. Treasury stock acquisitions of $397 and $547 for the three months ended March 31, 2022 and 2021, respectively, represent stock repurchases from employees to satisfy their income tax withholdings in connection with the vesting of stock awards.

Financial Condition
As of March 31, 2022, the Company had $6,239 in cash and cash equivalents. The Company’s cash management priority continues to be short-term maturities and the preservation of its principal balances. As of March 31, 2022, approximately $5,931 of the Company’s cash and cash equivalents were held in non-domestic bank accounts. The Company principally maintains its cash and cash equivalents in accounts held by major banks and financial institutions.

The Company’s principal uses of cash in recent years have been to fund its operations, including capital expenditures, and to service its indebtedness. The Company views its liquidity as being dependent on its results of operations, changes in working capital needs, and its borrowing capacity. As of March 31, 2022, its revolving credit facility had $93,868 of net availability, while the Company had $35,611 in total debt. The Company’s current ratio as of March 31, 2022 and December 31, 2021 was 2.08.

On August 13, 2021, the Company entered into the Credit Agreement, which increased the total commitments under the revolving credit facility to $130,000 from $115,000, extends the maturity from April 30, 2024 to August 13, 2026, and provides more favorable covenant terms. Borrowings under the Credit Agreement bear interest rates based upon either the base rate or LIBOR rate plus applicable margins. The Company believes that the combination of its cash and cash equivalents, cash generated from operations, and the capacity under its revolving credit facility should provide the Company with sufficient liquidity to provide the flexibility to operate the business in a prudent manner and enable the Company to continue to service its outstanding debt. For a discussion of the terms and availability of the credit facilities, please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000 and $20,000, effective February 1, 2017 and March 1, 2022, respectively, at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. During 2020, the Company dedesignated its cash flow hedges and accounted for the $50,000 tranche of interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. During February 2022, the $50,000 tranche of interest rate swaps expired. As of March 31, 2022 the swap asset was $914 and as of December 31, 2021 the swap asset and liability were $175 and $159, respectively.

Critical Accounting Policies
The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that, in its opinion, is appropriate in the Company’s specific circumstances. Application of these accounting principles requires management to reach opinions regarding estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. In preparing these financial statements, management has reached its opinions regarding the best estimates and judgments of the amounts and disclosures included in the financial statements giving due regard to materiality. A summary of the Company’s critical accounting policies and estimates is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
This item is not applicable to a smaller reporting company.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended March 31, 2022 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2022 - January 31, 2022	—	$—	—	$—
February 1, 2022 - February 28, 2022	21,589	15.16	—	—
March 1, 2022 - March 31, 2022	4,757	14.72	—	—
Total	26,346	$15.08	—	$—

1.Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.
Item 5. Other Information
None.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description
*10.1	2022 Executive Annual Incentive Plan.

*10.2	Form of Restricted Stock Award Agreement (2022).

*10.3	Form of Performance Share Unit Award Agreement and Long Term Incentive Performance Share Unit Program (2022-2024).

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	May 10, 2022	By: /s/ William M. Thalman
William M. Thalman
Senior Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)