Form 10-Q
period 2022-06-30
FOSTER L B CO
filed 2022-08-09
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2022
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

As of August 2, 2022, there were 10,929,468 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,661	$10,372
Accounts receivable - net (Note 5)	72,252	55,911
Contract assets - net (Note 3)	31,023	36,179
Inventories - net (Note 6)	73,391	62,871
Other current assets	18,551	14,146
Total current assets	202,878	179,479
Property, plant, and equipment - net (Note 7)	56,900	58,222
Operating lease right-of-use assets - net (Note 8)	13,538	15,131
Other assets:
Goodwill (Note 4)	24,571	20,152
Other intangibles - net (Note 4)	29,540	31,023
Deferred tax assets (Note 11)	36,777	37,242
Other assets	1,218	1,346
TOTAL ASSETS	$365,422	$342,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,944	$41,411
Deferred revenue	19,072	13,411
Accrued payroll and employee benefits	6,565	9,517
Current portion of accrued settlement (Note 15)	8,000	8,000
Current maturities of long-term debt (Note 9)	64	98
Other accrued liabilities	12,959	13,757
Total current liabilities	96,604	86,194
Long-term debt (Note 9)	49,222	31,153
Deferred tax liabilities (Note 11)	3,628	3,753
Long-term portion of accrued settlement (Note 15)	14,000	16,000
Long-term operating lease liabilities (Note 8)	10,785	12,279
Other long-term liabilities	10,144	9,606
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at June 30, 2022 and December 31, 2021, 11,115,779; shares outstanding at June 30, 2022 and December 31, 2021, 10,730,950 and 10,670,343, respectively	111	111
Paid-in capital	42,201	43,272
Retained earnings	169,177	168,733
Treasury stock - at cost, 384,829 and 445,436 common stock shares at June 30, 2022 and December 31, 2021, respectively	(8,391)	(10,179)
Accumulated other comprehensive loss	(22,547)	(18,845)
Total L.B. Foster Company stockholders’ equity	180,551	183,092
Noncontrolling interest	488	518
Total stockholders’ equity	181,039	183,610
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$365,422	$342,595
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Sales of goods	$116,584	$138,309	$201,005	$238,855
Sales of services	14,931	16,213	29,304	31,747
Total net sales	131,515	154,522	230,309	270,602
Cost of goods sold	95,331	115,087	165,176	199,212
Cost of services sold	12,891	13,274	25,393	26,399
Total cost of sales	108,222	128,361	190,569	225,611
Gross profit	23,293	26,161	39,740	44,991
Selling and administrative expenses	19,394	19,767	36,692	37,793
Amortization expense	1,419	1,470	2,855	2,935
Operating profit	2,480	4,924	193	4,263
Interest expense - net	384	861	754	1,732
Other (income) expense - net	(701)	70	(1,264)	129
Income before income taxes	2,797	3,993	703	2,402
Income tax expense	821	1,139	313	818
Net income	1,976	2,854	390	1,584
Net loss attributable to noncontrolling interest	(34)	(22)	(54)	(34)
Net income attributable to L.B. Foster Company	$2,010	$2,876	$444	$1,618
Basic earnings per common share	$0.18	$0.27	$0.04	$0.15
Diluted earnings per common share	$0.18	$0.27	$0.04	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$1,976	$2,854	$390	$1,584
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(3,688)	538	(4,568)	961
Unrealized gain on cash flow hedges, net of tax expense of $50, $0, $238,and $0, respectively	147	—	698	—
Cash flow hedges reclassified to earnings, net of tax expense of $0, $98, $66, and $196, respectively	—	137	93	273
Reclassification of pension liability adjustments to earnings, net of tax expense of $16, $24, $32, and $48, respectively*	50	91	99	182
Total comprehensive (loss) income	(1,515)	3,620	(3,288)	3,000
Less comprehensive income (loss) attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(34)	(22)	(54)	(34)
Foreign currency translation adjustment	(61)	51	24	21
Amounts attributable to noncontrolling interest	(95)	29	(30)	(13)
Comprehensive (loss) income attributable to L.B. Foster Company	$(1,420)	$3,591	$(3,258)	$3,013

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$390	$1,584
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Deferred income taxes	(173)	(93)
Depreciation	3,814	4,008
Amortization	2,855	2,935
Equity in income of nonconsolidated investments	(87)	—
(Gain) loss on sales and disposals of property, plant, and equipment	(214)	30
Stock-based compensation	1,183	1,213
Gain on asset divestiture	(491)	—

Change in operating assets and liabilities:
Accounts receivable	(17,327)	(19,876)
Contract assets	2,190	(2,653)
Inventories	(10,695)	5,473
Other current assets	(3,573)	(650)
Other noncurrent assets	1,715	1,215
Accounts payable	9,347	10,854
Deferred revenue	5,301	10,168
Accrued payroll and employee benefits	(2,943)	(1,506)
Accrued settlement	(2,000)	(2,000)
Other current liabilities	(1,748)	(2,561)
Other long-term liabilities	(926)	(1,299)
Net cash (used in) provided by continuing operating activities	(13,382)	6,842
Net cash used in discontinued operating activities	—	(253)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	237	—
Capital expenditures on property, plant, and equipment	(3,048)	(2,248)
Proceeds from asset divestiture	1,195	—
Acquisition, net of cash acquired	(5,712)	—
Net cash used in continuing investing activities	(7,328)	(2,248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(78,093)	(90,666)
Proceeds from debt	96,970	82,899
Treasury stock acquisitions	(401)	(547)
Investment of noncontrolling interest	—	396
Net cash provided by (used in) continuing financing activities	18,476	(7,918)
Effect of exchange rate changes on cash and cash equivalents	(477)	153
Net decrease in cash and cash equivalents	(2,711)	(3,424)
Cash and cash equivalents at beginning of period	10,372	7,564
Cash and cash equivalents at end of period	$7,661	$4,140
Supplemental disclosure of cash flow information:
Interest paid	$662	$1,439
Income taxes paid	$389	$898
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2022
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2022	$111	$42,153	$167,167	$(9,200)	$(19,117)	$583	$181,697
Net income	—	—	2,010	—	—	(34)	1,976
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	50	—	50
Foreign currency translation adjustment	—	—	—	—	(3,627)	(61)	(3,688)
Unrealized derivative gain on cash flow hedges	—	—	—	—	147	—	147
Issuance of 26,167 common shares, net of shares withheld for taxes	—	(877)	—	809	—	—	(68)
Stock-based compensation	—	925	—	—	—	—	925
Balance, June 30, 2022	$111	$42,201	$169,177	$(8,391)	$(22,547)	$488	$181,039

	Three Months Ended June 30, 2021
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2021	$111	$43,943	$163,849	$(11,783)	$(19,588)	$354	$176,886
Net income	—	—	2,876	—	—	(22)	2,854
Other comprehensive income, net of tax:
Pension liability adjustment	—	—	—	—	91	—	91
Foreign currency translation adjustment	—	—	—	—	487	51	538
Cash flow hedges reclassified to earnings	—	—	—	—	137	—	137
Issuance of 30,145 common shares, net of shares withheld for taxes	—	(679)	—	679	—	—	—
Stock-based compensation	—	386	—	—	—	—	386
Balance, June 30, 2021	$111	$43,650	$166,725	$(11,104)	$(18,873)	$383	$180,892

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2022
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2021	$111	$43,272	$168,733	$(10,179)	$(18,845)	$518	$183,610
Net income	—	—	444	—	—	(54)	390
Other comprehensive (loss) income, net of tax:
Pension liability adjustment	—	—	—	—	99	—	99
Foreign currency translation adjustment	—	—	—	—	(4,592)	24	(4,568)
Unrealized derivative gain on cash flow hedges	—	—	—	—	698	—	698
Cash flow hedges reclassified to earnings	—	—	—	—	93	—	93
Issuance of 60,607 common shares, net of shares withheld for taxes	—	(2,254)	—	1,788	—	—	(466)
Stock-based compensation	—	1,183	—	—	—	—	1,183
Balance, June 30, 2022	$111	$42,201	$169,177	$(8,391)	$(22,547)	$488	$181,039

	Six Months Ended June 30, 2021
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2020	$111	$44,583	$165,107	$(12,703)	$(20,268)	$—	$176,830
Net income	—	—	1,618	—	—	(34)	1,584
Other comprehensive income (loss), net of tax:							—
Pension liability adjustment	—	—	—	—	182	—	182
Foreign currency translation adjustment	—	—	—	—	940	21	961
Cash flow hedges reclassified to earnings	—	—	—	—	273	—	273
Issuance of 76,030 common shares, net of shares withheld for taxes	—	(2,146)	—	1,599	—	—	(547)
Stock-based compensation	—	1,213	—	—	—	—	1,213
Investment of noncontrolling interest	—	—	—	—	—	396	396
Balance, June 30, 2021	$111	$43,650	$166,725	$(11,104)	$(18,873)	$383	$180,892
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Financial Statements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals, unless otherwise stated herein) considered necessary for a fair presentation of the financial position and Condensed Consolidated Statements of Cash Flows of L.B. Foster Company and subsidiaries as of June 30, 2022 and December 31, 2021 and its Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive (Loss) Income, and Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021 have been included. However, actual results could differ from those estimates and changes in those estimates are recorded when known. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Reclassifications
Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes principally to conform to the presentation of the current year period. Effective for the quarter and year ended December 31, 2021, the Company implemented operational changes in how its Chief Operating Decision Maker (“CODM”) manages its businesses, including resource allocation and operating decisions. As a result of these changes, the Company has three reporting segments, representing the individual businesses that are run separately under the new structure: Rail, Technologies, and Services; Precast Concrete Products; and Steel Products and Measurement. The Company has revised the information for all periods presented in this Quarterly Report on Form 10-Q to reflect these reclassifications.

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

The following table illustrates the Company’s revenues and profit (loss) from operations by segment for the periods indicated:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Net Sales	Segment Operating Profit (Loss)	Net Sales	Segment Operating Profit
Rail, Technologies, and Services	$81,797	$3,998	$88,782	$5,657
Precast Concrete Products	23,611	(125)	20,073	1,148
Steel Products and Measurement	26,107	762	45,667	814
Total	$131,515	$4,635	$154,522	$7,619

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Net Sales	Segment Operating Profit (Loss)	Net Sales	Segment Operating Profit (Loss)
Rail, Technologies, and Services	$145,507	$5,037	$155,014	$7,879
Precast Concrete Products	38,621	(916)	32,751	1,031
Steel Products and Measurement	46,181	(1,386)	82,837	(113)
Total	$230,309	$2,735	$270,602	$8,797

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

The following table provides a reconciliation of segment net profit to the Company’s consolidated total for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating profit for reportable segments	$4,635	$7,619	$2,735	$8,797
Interest expense - net	(384)	(861)	(754)	(1,732)
Other income (expense) - net	701	(70)	1,264	(129)
Unallocated corporate expenses and other unallocated charges	(2,155)	(2,695)	(2,542)	(4,534)
Income before income taxes	$2,797	$3,993	$703	$2,402

The following table illustrates assets of the Company by segment for the periods presented:

	June 30, 2022	December 31, 2021
Rail, Technologies, and Services	$174,857	$171,608
Precast Concrete Products	58,203	48,740
Steel Products and Measurement	60,267	58,377
Unallocated corporate assets	72,095	63,870
Total	$365,422	$342,595
Note 3. Revenue
Revenue from products or services provided to customers over time accounted for 27.5% and 27.9% of revenue for the three months ended June 30, 2022 and 2021, respectively, and 28.8% and 26.8% of revenue for the six months ended June 30, 2022 and 2021, respectively. The majority of revenue under these long-term agreements is recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts its performance to date under the terms of the contract. Revenue recognized over time using an input measure was $20,089 and $27,687 for the three months ended June 30, 2022 and 2021, respectively, and $39,411 and $48,795 for the six months ended June 30, 2022 and 2021, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $16,013 and $15,487 for the three months ended June 30, 2022 and 2021, respectively, and $26,994 and $23,751 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had contract assets of $31,023 and $36,179, respectively, that were recorded within the Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, the Company had contract liabilities of $2,584 and $3,235, respectively, that were recorded in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time. Point in time revenue accounted for 72.5% and 72.1% of revenue for the three months ended June 30, 2022 and 2021, respectively, and 71.2% and 73.2% for six months ended June 30, 2022 . The Company recognizes revenue at the point in time at which the customer obtains control of the product or service, which is generally when the product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at a physical location.

The following table summarizes the Company’s net sales by major product and service category for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rail Products and Global Friction Management	$70,416	$76,756	$122,067	$132,068
Technology Services and Solutions	11,381	12,026	23,440	22,946
Rail, Technologies, and Services	81,797	88,782	145,507	155,014
Precast Concrete Buildings	15,811	16,349	25,781	26,630
Other Precast Concrete Products	7,800	3,724	12,840	6,121
Precast Concrete Products	23,611	20,073	38,621	32,751
Fabricated Steel Products	17,967	32,223	30,571	59,944
Coatings and Measurement	8,140	13,444	15,610	22,893
Steel Products and Measurement	26,107	45,667	46,181	82,837
Total net sales	$131,515	$154,522	$230,309	$270,602

Net sales by the timing of the transfer of products and performance of services was as follows for the periods presented:

	Three Months Ended June 30, 2022
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$65,872	$8,577	$20,964	$95,413
Over time	15,925	15,034	5,143	36,102
Total net sales	$81,797	$23,611	$26,107	$131,515

	Three Months Ended June 30, 2021
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$71,711	$5,195	$34,442	$111,348
Over time	17,071	14,878	11,225	43,174
Total net sales	$88,782	$20,073	$45,667	$154,522

	Six Months Ended June 30, 2022
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$115,038	$12,840	$36,026	$163,904
Over time	30,469	25,781	10,155	66,405
Total net sales	$145,507	$38,621	$46,181	$230,309

	Six Months Ended June 30, 2021
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$123,755	$9,931	$64,370	$198,056
Over time	31,259	22,820	18,467	72,546
Total net sales	$155,014	$32,751	$82,837	$270,602

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (included in “Contract assets”), and billings in excess of costs (contract liabilities, included in “Deferred revenue”) within the Condensed Consolidated Balance Sheets.

Significant changes in contract assets during the six months ended June 30, 2022 included transfers of $14,235 from the contract assets balance as of December 31, 2021 to accounts receivable. Significant changes in contract liabilities during the six months ended June 30, 2022 resulted from increases of $2,570 due to billings in excess of costs, excluding amounts recognized as revenue during the period. Contract liabilities were reduced due to revenue recognized during the three months ended June 30, 2022 and 2021 of $1,201 and $228, respectively, and revenue recognized during the six months ended June 30, 2022 and 2021 of $2,642 and $904, respectively, which were included in contract liabilities at the beginning of each period.

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

As of June 30, 2022, the Company had approximately $250,845 of obligations under new contracts and remaining performance obligations, which is also referred to as backlog. Approximately 5.3% of the June 30, 2022 backlog was related to projects that are anticipated to extend beyond June 30, 2023.
Note 4. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Balance as of December 31, 2021	$14,577	$2,564	$3,011	$20,152
Skratch acquisition	5,343	—	—	5,343
Foreign currency translation impact	(924)	—	—	(924)
Balance as of June 30, 2022	$18,996	$2,564	$3,011	$24,571

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which included the impacts of COVID-19. However, the future impacts of COVID-19 are unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of June 30, 2022.

On June 21, 2022, the Company acquired the stock of Skratch Enterprises Ltd. (“Skratch”) for $7,402, which is inclusive of deferred payments withheld by the Company of $1,228, to be paid over the next five years or utilized to satisfy post closing working capital adjustments or indemnity claims under the purchase agreement. Located in Telford, United Kingdom, Skratch offers a single-point supply solution model for clients, and enabling large scale deployments. Skratch’s service offerings include design, prototyping and proof of concept, hardware and software, logistics and warehousing, installation, maintenance, content management, and managed monitoring. Skratch has been included in the Company’s Technology Services and Solutions business unit within the Rail,

Technologies, and Services segment. The following table summarizes the estimates of the fair value of the goodwill and identified intangible assets acquired as of June 30, 2022:

Skratch
Goodwill	$5,343
Non-compete agreements	27
Customer relationships	1,335
Trademarks and trade names	370

The components of the Company’s intangible assets were as follows for the periods presented:

	June 30, 2022
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1	$27	$—	$27
Patents	10	385	(230)	155
Customer relationships	18	36,528	(18,689)	17,839
Trademarks and trade names	16	8,094	(4,930)	3,164
Technology	13	35,516	(27,161)	8,355
		$80,550	$(51,010)	$29,540

	December 31, 2021
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$385	$(218)	$167
Customer relationships	18	36,163	(18,222)	17,941
Trademarks and trade names	16	7,801	(4,702)	3,099
Technology	13	35,772	(25,956)	9,816
		$80,121	$(49,098)	$31,023
The Company amortizes intangible assets over their useful lives, which range from 1 to 25 years, with a total weighted average amortization period of approximately 16 years as of June 30, 2022. Amortization expense was $1,419 and $1,470 for the three months ended June 30, 2022 and 2021, respectively, and was $2,855 and $2,935 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, estimated amortization expense for the remainder of 2022 and thereafter was as follows:

Amortization Expense
Remainder of 2022	$3,050
2023	5,652
2024	4,634
2025	2,741
2026	2,092
2027 and thereafter	11,371
$29,540
Note 5. Accounts Receivable
The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable as of June 30, 2022 and December 31, 2021 have been reduced by an allowance for credit losses of $515 and $547, respectively. Changes in reserves for uncollectible accounts, which are recorded as part of “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations, resulted in expense of $150 and $40 for the three months ended June 30, 2022 and 2021, respectively, and expense of $211 and $18 for the six months ended June 30, 2022 and 2021, respectively.

The Company established the allowance for credit losses by calculating the amount to reserve based on the age of a given trade receivable and considering historical collection patterns and bad debt expense experience, in addition to any other relevant subjective adjustments to individual receivables made by management. The Company also considers current and expected future market and other conditions. Trade receivables are pooled within the calculation based on a range of ages, which we believe appropriately groups receivables of similar credit risk together.

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

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2021	$547
Current period provision	211
Write-off against allowance	(243)
Balance as of June 30, 2022	$515
Note 6. Inventory
Inventories as of June 30, 2022 and December 31, 2021 are summarized in the following table:

	June 30, 2022	December 31, 2021
Finished goods	$31,158	$23,822
Work-in-process	10,923	10,738
Raw materials	31,310	28,311
Inventories - net	$73,391	$62,871

Inventories of the Company are valued at average cost or net realizable value, whichever is lower.
Note 7. Property, Plant, and Equipment
Property, plant, and equipment as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Land	$6,182	$6,224
Improvements to land and leaseholds	15,412	15,416
Buildings	26,760	27,206
Machinery and equipment, including equipment under finance leases	112,220	112,021
Construction in progress	2,708	1,194
Gross property, plant, and equipment	163,282	162,061
Less accumulated depreciation and amortization, including accumulated amortization of finance leases	(106,382)	(103,839)
Property, plant, and equipment - net	$56,900	$58,222

Depreciation expense was $1,876 and $2,018 for the three months ended June 30, 2022 and 2021, respectively, and $3,814 and $4,008 for the six months ended June 30, 2022 and 2021, respectively. The Company reviews its property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The Company recognizes an impairment loss if it believes that the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no impairments of property, plant, and equipment during the six months ended June 30, 2022 and 2021.
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

The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of June 30, 2022, the Company’s leases had remaining lease terms of 2 to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year.

The balance sheet components of the Company’s leases were as follows as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$13,538	$15,131
Other accrued liabilities	$2,753	$2,852
Long-term operating lease liabilities	10,785	12,279
Total operating lease liabilities	$13,538	$15,131
Finance leases
Property, plant, and equipment	$1,162	$1,162
Accumulated amortization	(1,070)	(1,011)
Property, plant, and equipment - net	$92	$151
Current maturities of long-term debt	$64	$98
Long-term debt	28	53
Total finance lease liabilities	$92	$151

The components of lease expense within the Company’s Condensed Consolidated Statements of Operations were as follows for the six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of finance leases	$38	$51	$75	$102
Interest on lease liabilities	6	20	14	42
Operating lease cost	726	694	1,483	1,336
Sublease income	(50)	(50)	(100)	(100)
Total lease cost	$720	$715	$1,472	$1,380

The cash flow components of the Company’s leases were as follows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$(1,747)	$(1,630)
Financing cash flows related to finance leases	(73)	(111)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$279

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows as of the dates presented:

	June 30,
	2022	2021
Operating lease weighted-average remaining lease term	6	7
Operating lease weighted-average discount rate	5.2%	5.2%
Finance lease weighted-average remaining lease term	1	1
Finance lease weighted-average discount rate	4%	4.2%

As of June 30, 2022, estimated annual maturities of lease liabilities remaining for the year ending December 31, 2022 and thereafter were as follows:

	Operating Leases	Finance Leases
Remainder of 2022	$1,710	$50
2023	3,277	42
2024	2,933	11
2025	2,360	—
2026	2,156	—
2027 and thereafter	3,120	—
Total undiscounted lease payments	15,556	103
Interest	(2,018)	(11)
Total	$13,538	$92
Note 9. Long-term Debt and Related Matters
Long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
Revolving credit facility	$49,194	$31,100
Finance leases and financing agreements	92	151
Total	49,286	31,251
Less current maturities	(64)	(98)
Long-term portion	$49,222	$31,153

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

As of June 30, 2022, the Company was in compliance with the covenants in the Credit Agreement, as amended. As of June 30, 2022, the Company had outstanding letters of credit of approximately $683 and had net available borrowing capacity of $81,489, subject to covenant restrictions. The maturity date of the facility is August 13, 2026.
Note 10. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for basic and diluted loss per common share:
Net income	$1,976	$2,854	$390	$1,584
Denominator:
Weighted average shares outstanding	10,715	10,619	10,700	10,601
Denominator for basic loss per common share	10,715	10,619	10,700	10,601
Effect of dilutive securities:
Dilutive potential common shares	99	115	109	128
Denominator for diluted income (loss) per common share - adjusted weighted average shares outstanding	10,814	10,734	10,809	10,729
Basic earnings per common share	$0.18	$0.27	$0.04	$0.15
Diluted earnings per common share	$0.18	$0.27	$0.04	$0.15

Note 11. Income Taxes
For the three months ended June 30, 2022 and 2021, the Company recorded an income tax expense of $821 and $1,139 on pre-tax income of $2,797 and $3,993 for an effective income tax rate of 29.4% and 28.5%, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded an income tax expense of $313 and $818 on pre-tax income of $703 and $2,402 for an effective income tax rate of 44.5% and 34.1%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022 and 2021 differs from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, and research tax credits. Changes in pre-tax income projections, combined with the seasonal nature of our businesses, could also impact the effective income tax rate.
Note 12. Stock-Based Compensation
The Company applies the provisions of the FASB’s Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service periods. The Company recorded stock-based compensation expense related to restricted stock awards and performance share units of $925 and $386 for the three months ended June 30, 2022 and 2021, respectively, and $1,183 and $1,213 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, unrecognized compensation expense for unvested awards approximated $4,104. The Company expects to recognize this expense over the upcoming 3.5 years through March 2026.

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

In February 2022, the Compensation Committee approved the 2022 Performance Share Unit Program and the 2022 Executive Incentive Compensation Plan (consisting of cash and equity components).

On June 2, 2022, the shareholders approved the new 2022 Equity and Incentive Compensation plan as the successor to the 2006 Omnibus Plan and contingent Strategic Transformation Plan.

The following table summarizes the restricted stock awards, deferred stock units, and performance share units activity for the six months ended June 30, 2022:

	Restricted Stock	Deferred Stock Units	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	135,704	74,950	116,571	$19.75
Granted	125,162	5,730	110,600	14.88
Vested	(74,132)	—	(13,095)	17.99
Adjustment for incentive awards expected to vest	—	—	(66,757)	17.02
Cancelled and forfeited	(500)	—	—	18.57
Outstanding as of June 30, 2022	186,234	80,680	147,319	$17.54
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

LIBOR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into a forward starting LIBOR-based interest rate swaps with notional values totaling $50,000 and $20,000 effective February 2017 and March 2022, respectively. The fair value of the interest rate swaps are based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of June 30, 2022 and December 31, 2021, the interest rate swaps were recorded in "Other current assets" when the interest rate swaps’ fair market value are in an asset position, and "Other accrued liabilities" when in a liability position within our Condensed Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$18	$18	$—	$—	$18	$18	$—	$—
Interest rate swaps	1,111	—	1,111	—	175	—	175	—
Total assets	$1,129	$18	$1,111	$—	$193	$18	$175	$—
Interest rate swaps	$—	$—	$—	$—	$159	$—	$159	$—
Total liabilities	$—	$—	$—	$—	$159	$—	$159	$—

The $20,000 interest rate swaps that became effective March 2022 are accounted for as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate on our debt. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheets and included in “Interest expense - net” in our Condensed Consolidated Statements of Operations as the interest expense from our debt is recognized.

The Company accounted for the $50,000 of interest rate swaps that became effective February 2017 as cash flow hedges, these interest rate swaps expired February 2022.

For the three months ended June 30, 2022 and 2021, the Company recognized interest income of $19 and interest expense of $245, respectively, from interest rate swaps. For the six months ended June 30, 2022 and 2021, the Company recognized interest expense of $78 and $480, respectively, from interest rate swaps.

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

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest cost	$49	$43	$97	$86
Expected return on plan assets	(66)	(62)	(132)	(124)
Recognized net actuarial loss	18	25	35	49
Net periodic pension cost	$1	$6	$—	$11

The Company has made contributions to its United States defined benefit pension plan of $230 during the six months ended June 30, 2022 and expects to make total contributions of $460 during 2022.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest cost	$43	$28	$86	$56
Expected return on plan assets	(76)	(65)	(152)	(130)
Amortization of prior service costs and transition amount	6	7	12	14
Recognized net actuarial loss	40	83	80	166
Net periodic pension cost	$13	$53	$26	$106

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. For the six months ended June 30, 2022, the Company contributed approximately $156 to the plan. The Company anticipates total contributions of approximately $311 to the United Kingdom pension plan during 2022.

Defined Contribution Plans
The Company sponsors six defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$390	$408	$695	$772
Canada	45	40	105	86
United Kingdom	379	135	379	255
	$814	$583	$1,179	$1,113
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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2021	$1,042
Additions to warranty liability	53
Warranty liability utilized	(310)
Balance as of June 30, 2022	$785

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

The expected payments under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2022 and thereafter are as follows:

Year Ending December 31,
Remainder of 2022	$6,000
2023	8,000
2024	8,000
Total	$22,000

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

As of June 30, 2022 and December 31, 2021, the Company maintained environmental reserves approximating $2,500 and $2,519, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance as of December 31, 2021	$2,519
Environmental obligations utilized	(19)
Balance as of June 30, 2022	$2,500

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of June 30, 2022.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of June 30, 2022, no such disclosures were considered necessary.
Note 16. Subsequent Events
On August 1, 2022, the Company divested the assets of its rail spikes and anchors track components business (“Track Components”) located in St-Jean-sur-Richelieu, Quebec, Canada. Cash proceeds from the transaction are expected to total $7,795, subject to indemnification obligations and working capital adjustment. The Track Components business was reported in the Rail Products business unit within the Rail, Technologies, and Services segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: the COVID-19 pandemic, and any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments; volatility in the prices of oil and natural gas and the related impact on the midstream energy markets, which could result in cost mitigation actions, including shutdowns or furlough periods; a continuation or worsening of the adverse economic conditions in the markets we serve, including possible recession in the markets we serve, whether as a result of the current COVID-19 pandemic, including its impact on labor markets, supply chains, and other inflationary costs, travel and demand for oil and gas, the continued deterioration in the prices for oil and gas, governmental travel restrictions, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a continuing decrease in freight or transit rail traffic, including as a result of the ongoing COVID-19 pandemic; environmental matters, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent disposition of the Piling business and Track Components business, and acquisitions of the Skratch Enterprises Ltd. and Intelligent Video Ltd. businesses and to realize anticipated benefits; costs of and impacts associated with shareholder activism; continued customer restrictions regarding the on-site presence of third party providers due to the COVID-19 pandemic; the timeliness and availability of materials from our major suppliers, including any continuation or worsening of the disruptions in the supply chain experienced as a result of the COVID-19 pandemic, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union; geopolitical conditions, including the conflict in Ukraine; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.
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

On June 21, 2022, the Company acquired the stock of Skratch Enterprises Ltd. (“Skratch”) for $7,402. Skratch is an industry leader in digital system integration with expertise in advanced digital display technologies and capabilities currently serving retail markets in the U.K. The Company has collaborated with Skratch on projects in the past and believes joining the two companies will unlock the broader market potential for our respective solutions in the visual communications space. Skratch is reported within the Technology Services and Solutions business unit in the Rail, Technologies, and Services segment.

Sequentially, sales increased 33.1% versus the 2022 first quarter, which is consistent with historic seasonal trends. Orders and backlog levels for the quarter ended June 30, 2022 also remained strong, a reflection of a robust demand environment in markets served.

Net sales for the second quarter of 2022 were $131,515, a $23,007, or 14.9%, decrease versus the prior year quarter. The now divested Piling Products division contributed $22,091 of the year over year sales decline. Net sales increased in the Precast Concrete Products segment by $3,538 and Steel Products and Measurement segment, as adjusted to exclude the Piling Products division of , by $2,531, which was partially offset by a $6,985 decrease in Rail, Technologies, and Services segment sales.

Gross profit for the three months ended June 30, 2022 was $23,293, a $2,868 decrease, or 11.0%, from the prior year quarter. The decline in gross profit was driven primarily by the Piling Products divestiture, coupled with lower volume and higher input costs, partially offset by favorable mix. Consolidated gross profit margin increased by 80 basis points to 17.7% when compared to the prior year quarter, and the Company is generally seeing progress on margin improvement through its recent pricing initiatives and favorable mix. Gross profit decreased in the Rail, Technologies, and Services segment by $999, driven by the $6,985 decrease in sales. Rail, Technologies, and Services gross profit margins increased 30 basis points due to increased sales in its higher margin Global Friction Management and Technology Services and Solutions business units which were partially offset by the lower margin Rail Products business unit. The Precast Concrete Products segment gross profit decreased $572, or 14.6%, despite increased sales volumes. The decline in gross profit margin in Precast Concrete Products, which was down 530 basis points compared to the prior year quarter, is principally attributable to continued higher raw material and labor costs, coupled with unfavorable building sales mix compared to last year’s quarter. The Steel Products and Measurement segment gross profit declined from the prior year by $1,297. This decline was primarily attributable to the sale of the Piling Products division of $2,056 and also due to inflationary pressure, particularly in the Bridge Products division. However, Steel Products and Measurement gross profit margin was up 420 basis points compared to the prior year, a reflection of a more favorable mix after the sale of the lower margin Piling Products business. The Company continues to focus on margin improvement measures to counteract inflationary pressures experienced.

Selling and administrative expenses for the three months ended June 30, 2022 decreased by $373, or 1.9%, from the prior year, primarily driven by decreases in expenses associated with the sale of the Piling Products division, partially offset by an increase related to strategic transformation plan and acquisition related expenses. Selling and administrative expenses as a percent of net sales were 14.7% versus 12.8% in the prior year quarter, a 190 basis points increase, due primarily to the decline in sales associated with the Piling Products divestiture.

Other income - net for the three months ended June 30, 2022 was $701 while Other expense - net was $70 in the prior year quarter. Insurance proceeds received in the current year quarter and a favorable $489 purchase price adjustment from the sale of Piling Products were the drivers of the increase.

The Company’s effective income tax rate for the three months ended June 30, 2022 was 29.4%, compared to 28.5% in the prior year quarter. The Company’s effective income tax rate for the quarter ended June 30, 2022 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, and research tax credits.

Net income for the three months ended June 30, 2022 attributable to L.B. Foster Company was $2,010, or $0.18 per diluted share, a decrease of $866, or $0.09 per diluted share, from the prior year quarter. The decrease was primarily driven by lower overall sales volumes primarily associated with the sale of the Piling Products business and continued inflationary pressure.

The Company’s consolidated backlog(a) was $250,845 as of June 30, 2022, a decrease of $2,386, or 0.9%, from the prior year, with increases across the Company offset by the divested Piling Products division, which contributed $33,682 to the year over year decline. The Rail, Technologies, and Services and Precast Concrete Product segments reported a $29,437 and $9,094 backlog increase versus the prior year quarter, respectively, while the Steel Products and Measurement segment, adjusted for the Piling Products divestiture, reported a decrease of $7,235 versus the prior year quarter. Sequentially, consolidated backlog(a) increased $6,227, or 2.5% from

March 31, 2022. Order levels(a) for three months ended June 30, 2022, when adjusted for the Piling Products sale, increased by $27,971, or 24.7%, from the prior year quarter.

While the current inflationary cost environment is expected to continue to put pressure on margins across our businesses throughout 2022, the sequential 110 basis point margin improvement versus the prior quarter is an indication of positive progress toward mitigating such pressures. Actions to continue to mitigate inflationary impacts as much as possible are ongoing. In addition, the Company continues to take proactive steps to manage disruptions in raw materials, labor, supply chain, service partners, and other lingering COVID-19 related effects, and experienced an ease in these impacts during the quarter ended June 30, 2022.

With the federal infrastructure support programs announced in 2020 and 2021, such as the U.S. Infrastructure Investment and Jobs Act passed in November 2021, the Company is maintaining its optimistic outlook regarding longer-term trends in the North American freight and transit markets given supply chain and transportation needs coupled with expected government-subsidized investment. The Company believes that many of its businesses will continue to directly benefit from infrastructure investment activity. Additionally, with the proceeds from the Piling division divestiture, coupled with the additional flexibility and capacity resulting from the amendment and extension of our credit agreement in August 2021, the Company believes that it has significant capacity to pursue organic and acquisitive growth opportunities in 2022 and beyond. The Company continues to prioritize its portfolio transformation, as evidenced from the acquisitions of Skratch Enterprises Ltd. and Intelligent Video, Ltd. on June 21, 2022, and July 6, 2022, respectively, and the divested the assets of its rail spikes and anchors track components business on August 1, 2022.
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

Results of the Quarter

	Three Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended June 30,
	2022	2021	2022 vs. 2021	2022	2021
Net Sales:
Rail, Technologies, and Services	$81,797	$88,782	(7.9%)	62.1%	57.4%
Precast Concrete Products	23,611	20,073	17.6	18.0	13.0
Steel Products and Measurement	26,107	45,667	(42.8)	19.9	29.6
Total net sales	$131,515	$154,522	(14.9%)	100.0%	100.0%

	Three Months Ended June 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Three Months Ended June 30,
	2022	2021	2022 vs. 2021	2022	2021
Gross Profit:
Rail, Technologies, and Services	$15,661	$16,660	(6.0%)	19.1%	18.8%
Precast Concrete Products	3,347	3,919	(14.6)	14.2	19.5
Steel Products and Measurement	4,285	5,582	(23.2)	16.4	12.2
Total gross profit	$23,293	$26,161	(11.0%)	17.7%	16.9%

	Three Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended June 30,
	2022	2021	2022 vs. 2021	2022	2021
Expenses:
Selling and administrative expenses	$19,394	$19,767	(1.9%)	14.7%	12.8%
Amortization expense	1,419	1,470	(3.5)	1.1	1.0
Operating profit	2,480	4,924	(49.6)	1.9	3.2
Interest expense - net	384	861	(55.4)	0.3	0.6
Other (income) expense - net	(701)	70	**	(0.5)	—
Income before income taxes	2,797	3,993	(30.0)	2.1	2.6
Income tax expense	821	1,139	(27.9)	0.6	0.7
Net income	$1,976	$2,854	(30.8%)	1.5%	1.8%
Net loss attributable to noncontrolling interest	(34)	(22)	**	(0.0)	(0.0)
Net income attributable to L.B. Foster Company	$2,010	$2,876	(30.1%)	1.5%	1.9%
** Results of the calculation are not considered meaningful for presentation purposes.
Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Three Months Ended June 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$81,797	$88,782	$(6,985)	(7.9%)
Gross profit	$15,661	$16,660	$(999)	(6.0%)
Gross profit percentage	19.1%	18.8%	0.3%	2.0%
Segment operating profit	$3,998	$5,657	$(1,659)	(29.3%)
Segment operating profit percentage	4.9%	6.4%	(1.5%)	(23.4%)

Second Quarter 2022 Compared to Second Quarter 2021
The Rail, Technologies, and Services segment sales for the three months ended June 30, 2022 decreased by $6,985, or 7.9%, compared to the prior year quarter. The decrease in the Rail Products business unit was driven by the timing of customer shipments versus the prior year quarter. The Rail Products business unit declined by $8,419, or 13.0%, offsetting a sales increase in the Global

Friction Management business unit of $2,082, or 17.1%. The Technology Services and Solutions business unit had a more modest sales decrease of $648, or 5.4%, compared to the prior year quarter. The decrease in the Rail Products business unit was driven by timing of customer order fulfillment versus the prior year quarter. The sales increase in the Global Friction Management business unit is due to strength in North American markets served.

The Rail, Technologies, and Services segment gross profit decreased by $999, or 6.0%, from the prior year quarter. The decrease was driven by overall lower sales volumes. Segment gross profit margins increased by 30 basis points as a result of stronger sales in the higher margin Global Friction Management and Technology Services and Solutions business units. Operating profit was $3,998, a $1,659 decrease over the prior year quarter, due primarily to lower overall gross profit levels and higher selling and administrative expenses.

During the current quarter, the Rail, Technologies, and Services segment had an increase in new orders of 31.1% compared to the prior year period, driven almost entirely by the Rail Products business unit. Backlog as of June 30, 2022 was $132,017, an increase of $29,437, or 28.7%, versus June 30, 2021, continued to show strength.

On June 21, 2022, the Company entered into an agreement to purchase the stock of Skratch Enterprises Ltd. (“Skratch”) for $7,402.

Precast Concrete Products

	Three Months Ended June 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$23,611	$20,073	$3,538	17.6%
Gross profit	$3,347	$3,919	$(572)	(14.6%)
Gross profit percentage	14.2%	19.5%	(5.3%)	(27.4%)
Segment operating (loss) profit	$(125)	$1,148	$(1,273)	(110.9%)
Segment operating (loss) profit percentage	(0.5)%	5.7%	(6.2%)	(108.4%)

Second Quarter 2022 Compared to Second Quarter 2021

The Precast Concrete Products segment sales for the three months ended June 30, 2022 increased by $3,538, or 17.6%, compared to the prior year quarter, which is a continued reflection of the strong demand environment both in the southern and northeastern United States markets served.

Precast Concrete Products gross profit decreased by $572, or 14.6%, from the prior year quarter. The decline is principally attributable to continued high raw material and labor costs, coupled with an unfavorable building sales mix compared to last year’s quarter. Segment gross profit margin declined by 530 bps for the second quarter of 2022. Operating loss for the second quarter of 2022 declined by $1,273 when compared to the operating profit in the prior year quarter, due to reduction in gross profit margin and increases in selling and administrative costs.

During the quarter, the Precast Concrete Products segment had an increase in new orders of 39.4% compared to the prior year quarter; another reflection of the strong demand environment. Backlog as of June 30, 2022 was $71,507, an increase of $9,094, or 14.6%, from June 30, 2021, remaining at historically high levels.

Steel Products and Measurement

	Three Months Ended June 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$26,107	$45,667	$(19,560)	(42.8)%
Gross profit	$4,285	$5,582	$(1,297)	(23.2)%
Gross profit percentage	16.4%	12.2%	4.2%	34.3%
Segment operating profit	$762	$814	$(52)	(6.4)%
Segment operating profit percentage	2.9%	1.8%	1.1%	61.7%

Second Quarter 2022 Compared to Second Quarter 2021
The Steel Products and Measurement segment sales for the three months ended June 30, 2022 decreased by $19,560, or 42.8%, compared to the prior year quarter. The decrease in sales for the second quarter of 2022 was attributable to the $22,091 decline in year over year sales from the Piling Products division, which was divested September 2021. The decline was partially offset by an increase in Fabricated Steel Products, excluding the divested Piling Products division, of $1,705 and an increase of $784 in the Coatings and Measurement business unit.

Steel Products and Measurement gross profit decreased by $1,297, or 23.2%, from the prior year quarter, due to lower sales volume associated with the sale of the Piling Products business. The gross profit margin increased 420 basis points to 16.4%, as a result of a more favorable mix in 2022 due to the sale of the low margin of the divested Piling Products business. The segment operating profit was $762, a $52 decline from the prior year quarter. Selling and administrative expenses incurred by the segment decreased by $1,296 compared to the prior year quarter, primarily attributable to the Piling Products divestiture.

During the quarter, the Steel Products and Measurement segment new orders decreased by $25,661, or 50.1% compared to the prior year quarter, driven by a $25,089 decline from the divested Piling Products division. The Coatings and Measurement business unit experienced a decline in orders of $2,376, while Fabricated Steel Products, excluding the divested Piling Products division, experienced a slight increase. Backlog as of June 30, 2022 was $47,321, a decrease of $40,917, or 46.4%, from June 30, 2021 driven entirely by the Fabricated Steel Products business unit, $33,682 of which is related to the divested Piling Products division.

Six Month Results

	Six Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Six Months Ended June 30,
	2022	2021	2022 vs. 2021	2022	2021
Net Sales:
Rail, Technologies, and Services	$145,507	$155,014	(6.1)%	63.2%	57.3%
Precast Concrete Products	38,621	32,751	17.9	16.8	12.1
Steel Products and Measurement	46,181	82,837	(44.3)	20.1	30.6
Total net sales	$230,309	$270,602	(14.9)%	100.1%	100.0%

	Six Months Ended June 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Six Months Ended June 30,
	2022	2021	2022 vs. 2021	2022	2021
Gross Profit:
Rail, Technologies, and Services	$28,188	$29,465	(4.3)%	19.4%	19.0%
Precast Concrete Products	5,792	6,409	(9.6)	15.0	19.6
Steel Products and Measurement	5,760	9,117	(36.8)	12.5	11.0
Total gross profit	$39,740	$44,991	(11.7)%	17.3%	16.6%

	Six Months Ended June 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Six Months Ended June 30,
	2022	2021	2022 vs. 2021	2022	2021
Expenses:
Selling and administrative expenses	$36,692	$37,793	(2.9)%	15.9%	14.0%
Amortization expense	2,855	2,935	(2.7)	1.2	1.1
Operating profit	193	4,263	(95.5)	0.1	2.8
Interest expense - net	754	1,732	(56.5)	0.3	0.6
Other (income) expense - net	(1,264)	129	**	(0.5)	—
Income tax expense	313	818	(61.7)	0.1	0.3
Net income	$390	$1,584	(75.4)%	0.2%	0.6%
Net loss attributable to noncontrolling interest	(54)	(34)	**	(0.0)	—
Net income attributable to L.B. Foster Company	$444	$1,618	(72.6)%	0.2%	0.6%
Results of Operations - Segment Analysis
Rail, Technologies, and Services

	Six Months Ended June 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$145,507	$155,014	$(9,507)	(6.1%)
Gross profit	$28,188	$29,465	$(1,277)	(4.3%)
Gross profit percentage	19.4%	19.0%	0.4%	1.9%
Segment operating profit	$5,037	$7,879	$(2,842)	(36.1%)
Segment operating profit percentage	3.5%	5.1%	(1.6%)	(31.9%)

First Six Months 2022 Compared to First Six Months 2021
The Rail, Technologies, and Services segment sales for the six months ended June 30, 2022 decreased by $9,507, or 6.1%, compared to the prior year period. The decrease in sales was driven entirely by the Rail Products business unit, which declined by $12,357, or 11.4%, offsetting sales increases in both the Global Friction Management and Technology Services and Solutions business units of $2,359 and $491, respectively. The decrease in the Rail Products business unit was driven by the timing of customer shipments versus the prior year period. The sales increase in the Global Friction Management business unit is due to strength primarily in domestic markets served.

The Rail, Technologies, and Services segment gross profit decreased by $1,277, or 4.3%, from the prior year quarter. The decrease was driven by overall lower sales volumes, offset in part by improved business mix. Segment gross profit margins increased by 40 basis points as a result of stronger sales in the higher margin Global Friction Management and Technology Services and Solutions business units, versus the lower-margin Rail Products businesses. Operating profit was $5,037, a $2,842 decrease over the prior year period, due in part to lower overall gross profit levels and increases in selling and administrative expenses.

During the current quarter, the Rail, Technologies, and Services segment had an increase in new orders of 32.1% compared to the prior year period, driven by improvements in all business units.

Precast Concrete Products

	Six Months Ended June 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$38,621	$32,751	$5,870	17.9%
Gross profit	$5,792	$6,409	$(617)	(9.6)%
Gross profit percentage	15.0%	19.6%	(4.6)%	(23.4)%
Segment operating (loss) profit	$(916)	$1,031	$(1,947)	(188.8)%
Segment operating profit percentage	(2.4)%	3.1%	(5.5)%	(175.3)%

First Six Months 2022 Compared to First Six Months 2021
The Precast Concrete Products segment sales for the six months ended June 30, 2022 increased by $5,870, or 17.9%, compared to the prior year period, which is a continued reflection of the strong demand environment in the southern United States market served.

Precast Concrete Products gross profit decreased by $617, or 9.6%, from the prior year quarter, due to continued inflationary pressure on raw material and labor costs, unfavorable building sales mix and, to a lesser extent, manufacturing inefficiencies due to supply chain disruption. Segment gross profit margin declined by 460 bps for the six months ended June 30, 2022 versus the prior year period. Operating loss for the six months ended June 30, 2022 of $916 reflects a $1,947 decline from the prior year period, due to margin degradation and increases in selling and administrative costs.

During the quarter, the Precast Concrete Products segment had a decrease in new orders of 10.9% compared to the prior year period. New orders and backlog continue to remain strong given the robust demand environment in markets served.

Steel Products and Measurement

	Six Months Ended June 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net Sales	$46,181	$82,837	$(36,656)	(44.3)%
Gross profit	$5,760	$9,117	$(3,357)	(36.8)%
Gross profit percentage	12.5%	11.0%	1.5%	13.3%
Segment operating loss	$(1,386)	$(113)	$(1,273)	**
Segment operating profit percentage	(3.0)%	(0.1)%	(2.9)%	**
** Results of the calculation are not considered meaningful for presentation purposes.

First Six Months 2022 Compared to First Six Months 2021
The Steel Products and Measurement segment sales for the six months ended June 30, 2022 decreased by $36,656, or 44.3%, compared to the prior year period, due entirely to the impact of the divested Piling Products business, which drove a sales decline of $42,889 versus the prior year period. The decline in sales was partially offset by sales increases in the balance of the business units including the Fabricated Steel Products business sales, excluding Piling, which increased $3,749, and Coatings and Measurement where sales increased $2,477 versus the prior year period.

Steel Products and Measurement gross profit decreased by $3,357, or 36.8%, from the prior year period, due to lower sales volumes and increased raw material costs in the Fabricated Bridge business. However, the gross profit margin for the segment increased 150 basis points to 12.5%, a result of a more favorable mix in 2022 given the divestiture of the low margin Piling Products business. The segment loss was $1,386, an increased loss of $1,273 from the prior year period. Selling and administrative expenses incurred by the segment decreased by $2,192 compared to the prior year period, primarily attributable to the Piling Products divestiture.

During the quarter, the Steel Products and Measurement segment new orders decreased by $36,949, or 42.3% compared to the prior year period, driven by a $45,664 decline from the divested Piling Products division. This decrease was partially offset by improvements in both Fabricated Steel Products, excluding the divested Piling Products division, and Coatings and Measurement.

Other
Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	June 30, 2022	December 31, 2021	June 30, 2021
Rail, Technologies, and Services	$132,017	$96,573	$102,580
Precast Concrete Products	71,507	68,636	62,413
Steel Products and Measurement	47,321	44,980	88,238
Total backlog	$250,845	$210,189	$253,231

The backlog for Steel Products and Measurement includes $33,682 related to the divested Piling Products division as of June 30, 2021 in the above table.

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

Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility, which provides for a total commitment of up to $130,000. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, and payments related to the Union Pacific Railroad Settlement. The Company’s total debt was $49,286 and $31,251 as of June 30, 2022 and December 31, 2021, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity, subject to covenant restrictions, as of June 30, 2022:

	June 30, 2022
Cash and cash equivalents		$7,661
Credit agreement:
Total availability under the credit agreement	130,000
Outstanding borrowings on revolving credit facility	(49,194)
Letters of credit outstanding	(683)
Net availability under the revolving credit facility		80,123
Total available funding capacity		$87,784

The Company’s cash flows are impacted from period to period by fluctuations in working capital. While the Company places an emphasis on working capital management in its operations, factors such as its contract mix, commercial terms, customer payment patterns, and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of June 30, 2022, but adverse changes in the economic environment and adverse financial conditions of its customers resulting from, among other things, the COVID-19 pandemic, may impact certain of its customers’ ability to access capital and pay the Company for its products and services, as well as impact demand for its products and services.

The changes in cash and cash equivalents for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by continuing operating activities	$(13,382)	$6,842
Net cash used in continuing investing activities	(7,328)	(2,248)
Net cash provided by (used in) continuing financing activities	18,476	(7,918)
Effect of exchange rate changes on cash and cash equivalents	(477)	153
Net cash used in discontinued operations	—	(253)
Net decrease in cash and cash equivalents	$(2,711)	$(3,424)

Cash Flow from Operating Activities
During the six months ended June 30, 2022, cash flows used in operating activities were $13,382, compared to cash flows provided by continuing operating activities of $6,842 during the prior year to date period. For the six months ended June 30, 2022, the net income and adjustments to net income from continuing operating activities provided $7,277, compared to $9,677 in the 2021 period. Working capital and other assets and liabilities used $20,659 in the current period, compared to using $2,835 in the prior year period.

The Company’s calculation for days sales outstanding at June 30, 2022 and December 31, 2021 was 46 and 46 days, respectively, and the Company believes it has a high quality receivables portfolio.

Cash Flow from Investing Activities
Capital expenditures for the six months ended June 30, 2022 and 2021 were $3,048 and $2,248, respectively. The current period expenditures primarily relate to the implementation of the enterprise resource planning system at additional Company divisions and general plant and operational improvements throughout the Company. Expenditures for the six months ended June 30, 2021 primarily relate to the expansion of the Precast Concrete Products business line in Texas. On June 21, 2022, the Company entered into an agreement to purchase the stock of Skratch for $7,402, which included a cash outflow of $5,712 during the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company received final proceeds from the 2021 Piling Products divestiture of $1,195.

Cash Flow from Financing Activities
During the six months ended June 30, 2022 and 2021, the Company had an increase in outstanding debt of $18,877 and a decrease of $7,767, respectively. The increase in debt for the six months ended June 30, 2022 was due in part to the acquisition of Skratch on June 21, 2022, which contributed $6,518 to the increase, as well as the funding working of capital and other assets and liabilities. The decrease in net debt for the 2021 period was primarily attributable to the utilization of excess cash generated through operating activities. Treasury stock acquisitions of $401 and $547 for the six months ended June 30, 2022 and 2021, respectively, represent stock repurchases from employees to satisfy their income tax withholdings in connection with the vesting of stock awards.

Financial Condition
As of June 30, 2022, the Company had $7,661 in cash and cash equivalents. The Company’s cash management priority continues to be short-term maturities and the preservation of its principal balances. As of June 30, 2022, approximately $6,872 of the Company’s cash and cash equivalents were held in non-domestic bank accounts. The Company principally maintains its cash and cash equivalents in accounts held by major banks and financial institutions.

The Company’s principal uses of cash have been to fund its operations, including capital expenditures, acquisitions, and to service its indebtedness. The Company views its liquidity as being dependent on its results of operations, changes in working capital needs, and its borrowing capacity. As of June 30, 2022, its revolving credit facility had $81,489 of net availability, while the Company had $49,286 in total debt. The Company’s current ratio as of June 30, 2022 and December 31, 2021 was 2.10 and 2.08, respectively.

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

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company entered into forward starting LIBOR-based interest rate swaps with notional values totaling $50,000 and $20,000, effective February 1, 2017 and March 1, 2022, respectively, at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. During 2020, the Company dedesignated its cash flow hedges and accounted for the $50,000 tranche of interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. During February 2022, the $50,000 tranche of interest rate swaps expired. As of June 30, 2022 the swap asset was $1,111 and as of December 31, 2021 the swap asset and liability were $175 and $159, respectively.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2022, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended June 30, 2022 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2022 - April 30, 2022	—	$—	—	$—
May 1, 2022 - May 31, 2022	274	13.00	—	—
June 1, 2022 - June 30, 2022	—	—	—	—
Total	274	$13.00	—	$—

1.Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.
Item 5. Other Information
None.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description
*10.1	2022 Equity and Incentive Compensation Plan.

*10.2	Strategy Transformation Plan Description and Award (2022-2025).

*10.3	2022 Director Restricted Stock Award.

*31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

*32.0	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits marked with an asterisk are filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L.B. FOSTER COMPANY
(Registrant)

Date:	August 9, 2022	By: /s/ William M. Thalman
William M. Thalman
Senior Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)