Form 10-Q
period 2022-09-30
FOSTER L B CO
filed 2022-11-08
CIK 352825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2022
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

As of November 1, 2022, there were 10,929,296 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

L.B. FOSTER COMPANY AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,943	$10,372
Accounts receivable - net (Note 6)	80,672	55,911
Contract assets - net (Note 4)	31,963	36,179
Inventories - net (Note 7)	85,146	62,871
Other current assets	13,664	14,146
Total current assets	216,388	179,479
Property, plant, and equipment - net (Note 8)	83,957	58,222
Operating lease right-of-use assets - net (Note 9)	12,701	15,131
Other assets:
Goodwill (Note 5)	33,430	20,152
Other intangibles - net (Note 5)	29,195	31,023
Deferred tax assets (Note 12)	36,272	37,242
Other assets	1,249	1,346
TOTAL ASSETS	$413,192	$342,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,231	$41,411
Deferred revenue	22,157	13,411
Accrued payroll and employee benefits	8,820	9,517
Current portion of accrued settlement (Note 16)	8,000	8,000
Current maturities of long-term debt (Note 10)	82	98
Other accrued liabilities	14,811	13,757
Total current liabilities	105,101	86,194
Long-term debt (Note 10)	98,837	31,153
Deferred tax liabilities (Note 12)	2,817	3,753
Long-term portion of accrued settlement (Note 16)	12,000	16,000
Long-term operating lease liabilities (Note 9)	10,001	12,279
Other long-term liabilities	8,735	9,606
Stockholders’ equity:
Common stock, par value $0.01, authorized 20,000,000 shares; shares issued at September 30, 2022 and December 31, 2021, 11,115,779; shares outstanding at September 30, 2022 and December 31, 2021, 10,731,555 and 10,670,343, respectively	111	111
Paid-in capital	42,608	43,272
Retained earnings	167,100	168,733
Treasury stock - at cost, 384,224 and 445,436 common stock shares at September 30, 2022 and December 31, 2021, respectively	(8,351)	(10,179)
Accumulated other comprehensive loss	(26,206)	(18,845)
Total L.B. Foster Company stockholders’ equity	175,262	183,092
Noncontrolling interest	439	518
Total stockholders’ equity	175,701	183,610
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$413,192	$342,595
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Sales of goods	$117,302	$112,813	$318,307	$351,668
Sales of services	12,713	17,240	42,017	48,987
Total net sales	130,015	130,053	360,324	400,655
Cost of goods sold	93,737	93,521	258,913	292,733
Cost of services sold	13,181	14,256	38,574	40,655
Total cost of sales	106,918	107,777	297,487	333,388
Gross profit	23,097	22,276	62,837	67,267
Selling and administrative expenses	22,618	20,056	59,310	57,849
Amortization expense	1,599	1,462	4,454	4,397
Operating (loss) profit	(1,120)	758	(927)	5,021
Interest expense - net	993	722	1,747	2,454
Other expense (income) - net	168	(2,880)	(1,096)	(2,751)
(Loss) income from continuing operations before income taxes	(2,281)	2,916	(1,578)	5,318
Income tax (benefit) expense from continuing operations	(176)	676	137	1,494
Net (loss) income from continuing operations	(2,105)	2,240	(1,715)	3,824
Net loss attributable to noncontrolling interest	(28)	(30)	(82)	(64)
(Loss) income from continuing operations attributable to L.B. Foster Company	(2,077)	2,270	(1,633)	3,888
Discontinued operations:
Income from discontinued operations before income taxes	—	72	—	72
Income tax benefit from discontinued operations	—	—	—	—
Income from discontinued operations	—	72	—	72
Net (loss) income attributable to L.B. Foster Company	$(2,077)	$2,342	$(1,633)	$3,960
Basic (loss) earnings per common share:
From continuing operations	$(0.20)	$0.21	$(0.16)	$0.36
From discontinued operations	—	0.01	—	0.01
Basic (loss) earnings per common share	$(0.20)	$0.22	$(0.16)	$0.37
Diluted (loss) earnings per common share:
From continuing operations	$(0.20)	$0.21	$(0.16)	$0.36
From discontinued operations	—	0.01	—	0.01
Diluted (loss) earnings per common share	$(0.20)	$0.22	$(0.16)	$0.37

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net (loss) income	$(2,105)	$2,312	$(1,715)	$3,896
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4,341)	(1,610)	(8,933)	(649)
Unrealized gain (loss) on cash flow hedges, net of tax (expense) benefit of $(217), $11, $(455),and $11, respectively	632	(33)	1,330	(33)
Cash flow hedges reclassified to earnings, net of tax expense of $0, $99, $66, and $295, respectively	—	136	93	409
Reclassification of pension liability adjustments to earnings, net of tax expense of $8, $23, $40, and $71, respectively*	50	92	149	274
Total comprehensive (loss) income	(5,764)	897	(9,076)	3,897
Less comprehensive (loss) income attributable to noncontrolling interest:
Net loss attributable to noncontrolling interest	(28)	(30)	(82)	(64)
Foreign currency translation adjustment	(21)	(31)	3	(10)
Amounts attributable to noncontrolling interest	(49)	(61)	(79)	(74)
Comprehensive (loss) income attributable to L.B. Foster Company	$(5,715)	$958	$(8,997)	$3,971

*	Reclassifications out of “Accumulated other comprehensive loss” for pension obligations are charged to “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,715)	$3,824
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Deferred income taxes	(962)	526
Depreciation	6,083	6,049
Amortization	4,454	4,397
Equity in income of nonconsolidated investments	(38)	(5)
(Gain) loss on sales and disposals of property, plant, and equipment	(214)	30
Stock-based compensation	1,570	1,800
Gain on asset divestitures	(44)	(2,741)
Change in operating assets and liabilities:
Accounts receivable	(23,760)	(6,384)
Contract assets	(1,037)	(3,321)
Inventories	(21,571)	(9,344)
Other current assets	2,309	(469)
Other noncurrent assets	2,468	2,063
Accounts payable	12,307	(892)
Deferred revenue	7,493	6,046
Accrued payroll and employee benefits	(417)	852
Accrued settlement	(4,000)	(4,000)
Other current liabilities	54	(3,461)
Other long-term liabilities	(1,816)	(1,780)
Net cash used in continuing operating activities	(18,836)	(6,810)
Net cash used in discontinued operating activities	—	(253)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant, and equipment	259	—
Capital expenditures on property, plant, and equipment	(4,559)	(3,568)
Proceeds from asset divestitures	8,800	22,707
Acquisitions, net of cash acquired	(58,561)	(229)
Net cash (used in) provided by continuing investing activities	(54,061)	18,910
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(128,771)	(147,224)
Proceeds from debt	197,926	134,705
Debt issuance costs	(182)	(358)
Treasury stock acquisitions	(405)	(549)
Investment of noncontrolling interest	—	396
Net cash provided by (used in) continuing financing activities	68,568	(13,030)
Effect of exchange rate changes on cash and cash equivalents	(1,100)	24
Net decrease in cash and cash equivalents	(5,429)	(1,159)
Cash and cash equivalents at beginning of period	10,372	7,564
Cash and cash equivalents at end of period	$4,943	$6,405
Supplemental disclosure of cash flow information:
Interest paid	$1,337	$2,205
Income taxes (received) paid	$(5,151)	$1,215

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30, 2022
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, June 30, 2022	$111	$42,201	$169,177	$(8,391)	$(22,547)	$488	$181,039
Net loss	—	—	(2,077)	—	—	(28)	(2,105)
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	50	—	50
Foreign currency translation adjustment	—	—	—	—	(4,341)	(21)	(4,362)
Unrealized derivative gain on cash flow hedges	—	—	—	—	632	—	632
Issuance of 605 common shares, net of shares withheld for taxes	—	20	—	40	—	—	60
Stock-based compensation	—	387	—	—	—	—	387
Balance, September 30, 2022	$111	$42,608	$167,100	$(8,351)	$(26,206)	$439	$175,701

	Three Months Ended September 30, 2021
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, June 30, 2021	$111	$43,650	$166,725	$(11,104)	$(18,873)	$383	$180,892
Net income (loss)	—	—	2,342	—	—	(30)	2,312
Other comprehensive loss, net of tax:
Pension liability adjustment	—	—	—	—	92	—	92
Foreign currency translation adjustment	—	—	—	—	(1,579)	(31)	(1,610)
Unrealized derivative loss on cash flow hedges	—	—	—	—	(33)	—	(33)
Cash flow hedges reclassified to earnings	—	—	—	—	136	—	136
Issuance of 8,113 common shares, net of shares withheld for taxes	—	(189)	—	187	—	—	(2)
Stock-based compensation	—	587	—	—	—	—	587
Balance, September 30, 2021	$111	$44,048	$169,067	$(10,917)	$(20,257)	$322	$182,374

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2022
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2021	$111	$43,272	$168,733	$(10,179)	$(18,845)	$518	$183,610
Net loss	—	—	(1,633)	—	—	(82)	(1,715)
Other comprehensive loss income, net of tax:
Pension liability adjustment	—	—	—	—	149	—	149
Foreign currency translation adjustment	—	—	—	—	(8,933)	3	(8,930)
Unrealized derivative gain on cash flow hedges	—	—	—	—	1,330	—	1,330
Cash flow hedges reclassified to earnings	—	—	—	—	93	—	93
Issuance of 61,212 common shares, net of shares withheld for taxes	—	(2,234)	—	1,828	—	—	(406)
Stock-based compensation	—	1,570	—	—	—	—	1,570
Balance, September 30, 2022	$111	$42,608	$167,100	$(8,351)	$(26,206)	$439	$175,701

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

L.B. FOSTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
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

L.B. FOSTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
Note 1. Financial Statements
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all estimates and adjustments (consisting of normal recurring accruals, unless otherwise stated herein) considered necessary for a fair presentation of the financial position and Condensed Consolidated Statements of Cash Flows of L.B. Foster Company and subsidiaries as of September 30, 2022 and December 31, 2021 and its Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive (Loss) Income, and Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021 have been included. However, actual results could differ from those estimates and changes in those estimates are recorded when known. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in L.B. Foster Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer collectively to L.B. Foster Company and its consolidated subsidiaries.

Reclassifications
Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes principally to conform to the presentation of reporting segments in the current year period. Effective for the quarter and year ended December 31, 2021, the Company implemented operational changes in how its Chief Operating Decision Maker (“CODM”) manages its businesses, including resource allocation and operating decisions. As a result of these changes, the Company has three reporting segments, representing the individual businesses that are run separately under the new structure: Rail, Technologies, and Services; Precast Concrete Products; and Steel Products and Measurement. The Company has revised the information for all periods presented in this Quarterly Report on Form 10-Q to reflect these reclassifications.

Recently Issued Accounting Standards
In March 2020 and as clarified in January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the provisions of ASU 2020-04 to have a significant impact on its financial condition, results of operations, or cash flows.
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

The following table illustrates the Company’s revenues and profit (loss) from operations by segment for the periods indicated:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Net Sales	Segment Operating Profit	Net Sales	Segment Operating Profit (Loss)
Rail, Technologies, and Services	$77,350	$539	$73,942	$3,091
Precast Concrete Products	28,856	1,245	17,972	144
Steel Products and Measurement	23,809	303	38,139	(27)
Total	$130,015	$2,087	$130,053	$3,208

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Net Sales	Segment Operating Profit (Loss)	Net Sales	Segment Operating Profit (Loss)
Rail, Technologies, and Services	$222,857	$5,576	$228,956	$10,970
Precast Concrete Products	67,477	329	50,723	1,175
Steel Products and Measurement	69,990	(1,083)	120,976	(140)
Total	$360,324	$4,822	$400,655	$12,005

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

The following table provides a reconciliation of segment net profit to the Company’s consolidated total for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating profit for reportable segments	$2,087	$3,208	$4,822	$12,005
Interest expense - net	(993)	(722)	(1,747)	(2,454)
Other (expense) income - net	(168)	2,880	1,096	2,751
Unallocated corporate expenses and other unallocated charges	(3,207)	(2,450)	(5,749)	(6,984)
(Loss) income from continuing operations before income taxes	$(2,281)	$2,916	$(1,578)	$5,318

The following table illustrates assets of the Company by segment for the periods presented:

	September 30, 2022	December 31, 2021
Rail, Technologies, and Services	$165,651	$171,608
Precast Concrete Products	116,519	48,740
Steel Products and Measurement	64,830	58,377
Unallocated corporate assets	66,192	63,870
Total	$413,192	$342,595
Note 3. Acquisitions and Divestitures
Skratch Enterprises Ltd.
On June 21, 2022, the Company acquired the stock of Skratch Enterprises Ltd. (“Skratch”) for $7,402, which is inclusive of deferred payments withheld by the Company of $1,228, to be paid over the next five years or utilized to satisfy post-closing working capital adjustments or indemnity claims under the purchase agreement. Located in Telford, United Kingdom, Skratch offers a single-point supply solution model for clients, and enabling large scale deployments. Skratch’s service offerings include design, prototyping and proof of concept, hardware and software, logistics and warehousing, installation, maintenance, content management, and managed monitoring. Skratch has been included in the Company’s Technology Services and Solutions business unit within the Rail, Technologies, and Services segment.

VanHooseCo Precast LLC
On August 12, 2022, the Company acquired the operating assets of VanHooseCo Precast LLC (“VanHooseCo”), a privately-held business headquartered in Loudon, Tennessee specializing in precast concrete walls, water management products, and traditional precast products for the industrial, commercial, and residential infrastructure markets. The Company acquired VanHooseCo for $52,203, net of cash acquired at closing, subject to the finalization of net working capital adjustments. An amount equal to $2,500 of the purchase price was deposited in an escrow account in order to cover breaches of representations and warranties. The acquisition agreement includes two employment agreements whereby principals have the ability to earn up to an additional $1,000 dependent upon the successful completion of the principals’ employment agreements. VanHooseCo has been included in the Company’s Precast Concrete Products segment.
Acquisition Summary
Each transaction was accounted for under the acquisition method of accounting under U.S. GAAP which requires an acquiring entity to recognize, with limited exceptions, all of the assets acquired and liabilities assumed in a transaction at fair value as of the acquisition date. Goodwill primarily represents the value paid for each acquisition’s enhancement to the Company’s product and service offerings and capabilities, as well as a premium payment related to the ability to control the acquired assets, as well as the assembled workforce provided.

VanHooseCo contributed net sales of $6,353 and operating profit of $397 to the Company’s consolidated results for the period from August 12, 2022 through September 30, 2022.

The table below summarizes the Company’s results as though the VanHooseCo acquisition had been completed on January 1, 2022. Certain of VanHooseCo’s historical amounts were reclassified to conform to the Company’s financial presentation of operations, which included recording inventory and property, plant, and equipment at fair market value, to establish intangible assets, to remove deferred compensation expense, and to include interest expense for the additional borrowings. The following unaudited pro forma information is provided for informational purposes only and does not represent what consolidated results of operations would have been had the VanHooseCo acquisition occurred on January 1, 2022 nor are they necessarily indicative of future consolidated results of operations. The Company has omitted the prior year interim period from the table below due to the acquired company being a privately-held entity with limited interim financial information.

Nine Months Ended September 30,
2022
Net sales	$385,824
Net loss attributable to L.B. Foster Company	(633)
Diluted loss per share
As reported	$(0.16)
Pro forma	$(0.06)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the VanHooseCo and Skratch acquisitions. Due to the timing of the acquisitions, the Company is in the process of measuring the fair value of assets acquired and liabilities assumed, including intangible assets, and values for the allocations shown in the tables below are preliminary.

Allocation of purchase price	VanHooseCo	Skratch
Current assets, net of cash acquired on the acquisition date	$10,825	$1,129
Property, plant, and equipment	30,001	174
Goodwill	9,674	5,549
Other intangibles	4,561	1,750
Liabilities assumed	(2,521)	(1,200)
Total	$52,540	$7,402

The following table summarizes the estimates of the fair values of the VanHooseCo and Skratch identifiable intangible assets acquired:

Identifiable intangible assets	VanHooseCo	Skratch
Non-compete agreements	$—	27
Customer relationships	1,537	1,349
Trademarks and trade names	2,697	374
Favorable lease	327	—
Total	$4,561	$1,750

The Company made a preliminary allocation of the purchase price for the VanHooseCo and Skratch acquisitions as of the acquisition date based on its understanding of the fair value of the acquired assets and assumed liabilities. These nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy. See Note 14 for a description of the fair value hierarchy.

Due to the timing of the acquisitions, values shown in the table above are preliminary. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement recognized for assets or liabilities assumed, the Company will retrospectively adjust the amounts recognized as of the acquisition date.
Divestiture Summary
On August 1, 2022, the Company divested the assets of its rail spikes and anchors track components business (“Track Components”) located in St-Jean-sur-Richelieu, Quebec, Canada. Cash proceeds from the transaction were $7,795, subject to indemnification obligations and working capital adjustments. The Track Components business was reported in the Rail Products business unit within the Rail, Technologies, and Services segment. On September 24, 2021, the Company executed the sale of its Piling Products division for $23,902 in total proceeds. The sale included substantially all inventory held by the Company associated with the division. The Piling Products division was included in the Fabricated Steel business unit within the Steel Products and Measurement segment.
Note 4. Revenue
Revenue from products or services provided to customers over time accounted for 23.8% and 35.8% of revenue for the three months ended September 30, 2022 and 2021, respectively, and 27.0% and 29.7% of revenue for the nine months ended September 30, 2022 and 2021, respectively. The majority of revenue under these long-term agreements is recognized over time either using an input measure based upon the proportion of actual costs incurred to estimated total project costs or an input measure based upon actual labor costs as a percentage of estimated total labor costs, depending upon which measure the Company believes best depicts its performance to date under the terms of the contract. Revenue recognized over time using an input measure was $14,380 and $30,314 for the three months ended September 30, 2022 and 2021, respectively, and $53,791 and $79,109 for the nine months ended September 30, 2022 and 2021, respectively. A certain portion of the Company’s revenue recognized over time under these long-term agreements is recognized using an output method, specifically units delivered, based upon certain customer acceptance and delivery requirements. Revenue recognized over time using an output measure was $16,520 and $16,262 for the three months ended September 30, 2022 and 2021, respectively, and $43,514 and $40,013 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had contract assets of $31,963 and $36,179, respectively, that were recorded within the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, the Company had contract liabilities of $4,606 and $3,235, respectively, that were recorded in “Deferred revenue” within the Condensed Consolidated Balance Sheets.

The majority of the Company’s revenue is from products transferred and services rendered to customers at a point in time. Point in time revenue accounted for 76.2% and 64.2% of revenue for the three months ended September 30, 2022 and 2021, respectively, and 73.0% and 70.3% for nine months ended September 30, 2022 and 2021. The Company recognizes revenue at the point in time at which the customer obtains control of the product or service is performed, which is generally when the product title passes to the customer upon shipment or the service has been rendered to the customer. In limited cases, title does not transfer and revenue is not recognized until the customer has received the products at a physical location.

The following table summarizes the Company’s net sales by major product and service category for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rail Products and Global Friction Management	$69,161	$60,593	$191,228	$192,661
Technology Services and Solutions	8,189	13,349	31,629	36,295
Rail, Technologies, and Services	77,350	73,942	222,857	228,956
Precast Concrete Buildings	15,525	13,884	41,306	40,516
Other Precast Concrete Products	13,331	4,088	26,171	10,207
Precast Concrete Products	28,856	17,972	67,477	50,723
Fabricated Steel Products	15,250	30,512	45,821	100,233
Coatings and Measurement	8,559	7,627	24,169	20,743
Steel Products and Measurement	23,809	38,139	69,990	120,976
Total net sales	$130,015	$130,053	$360,324	$400,655

Net sales by the timing of the transfer of products and performance of services was as follows for the periods presented:

	Three Months Ended September 30, 2022
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$64,913	$13,331	$20,871	$99,115
Over time	12,437	15,525	2,938	30,900
Total net sales	$77,350	$28,856	$23,809	$130,015

	Three Months Ended September 30, 2021
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$54,470	$4,088	$24,919	$83,477
Over time	19,472	13,884	13,220	46,576
Total net sales	$73,942	$17,972	$38,139	$130,053

	Nine Months Ended September 30, 2022
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$179,951	$26,171	$56,897	$263,019
Over time	42,906	41,306	13,093	97,305
Total net sales	$222,857	$67,477	$69,990	$360,324

	Nine Months Ended September 30, 2021
	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Point in time	$178,225	$10,209	$93,099	$281,533
Over time	50,731	40,514	27,877	119,122
Total net sales	$228,956	$50,723	$120,976	$400,655

The timing of revenue recognition, billings, and cash collections results in billed receivables, costs in excess of billings (included in “Contract assets”), and billings in excess of costs (contract liabilities, included in “Deferred revenue”) within the Condensed Consolidated Balance Sheets.

Significant changes in contract assets during the nine months ended September 30, 2022 included transfers of $14,293 from the contract assets balance as of December 31, 2021 to accounts receivable. Significant changes in contract liabilities during the nine months ended September 30, 2022 resulted from increases of $3,087 due to billings in excess of costs, excluding amounts recognized as revenue during the period. Contract liabilities were reduced due to revenue recognized during the three months ended September

30, 2022 and 2021 of $14 and $81, respectively, and revenue recognized during the nine months ended September 30, 2022 and 2021 of $2,656 and $985, respectively, which were included in contract liabilities at the beginning of each period.

The Company records provisions related to the allowance for credit losses associated with contract assets. Provisions are recorded based upon a specific review of individual contracts as necessary, and a standard provision over any remaining contract assets pooled together based on similar risk of credit loss. The development of these provisions are based on historic collection trends, accuracy of estimates within contract margin reporting, as well as the expectation that collection patterns, margin reporting, and bad debt expense will continue to adhere to patterns observed in recent years. These expectations are formed based on trends observed, as well as current and expected future conditions.

As of September 30, 2022, the Company had approximately $272,777 of obligations under new contracts and remaining performance obligations, which is also referred to as backlog. Approximately 10.1% of the September 30, 2022 backlog was related to projects that are anticipated to extend beyond September 30, 2023.
Note 5. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill balance by reportable segment for the period presented:

	Rail, Technologies, and Services	Precast Concrete Products	Steel Products and Measurement	Total
Balance as of December 31, 2021	$14,577	$2,564	$3,011	$20,152
Skratch acquisition	5,549	—	—	5,549
VanHooseCo acquisition	—	9,674	—	9,674
Foreign currency translation impact	(1,945)	—	—	(1,945)
Balance as of September 30, 2022	$18,181	$12,238	$3,011	$33,430

The Company performs goodwill impairment tests annually during the fourth quarter, and also performs interim goodwill impairment tests if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. Qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, which included the impacts of COVID-19 and current economic conditions, including but not limited to labor markets, supply chains, and other inflationary costs. However, the future impacts of COVID-19 and market conditions are unpredictable and are subject to change. No interim goodwill impairment test was required as a result of the evaluation of qualitative factors as of September 30, 2022.

The components of the Company’s intangible assets were as follows for the periods presented:

	September 30, 2022
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Non-compete agreements	1	$24	$(8)	$16
Patents	10	326	(182)	144
Customer relationships	16	32,941	(16,363)	16,578
Trademarks and trade names	15	9,542	(5,056)	4,486
Technology	14	34,855	(27,202)	7,653
Favorable lease	6	327	(9)	318
		$78,015	$(48,820)	$29,195

	December 31, 2021
	Weighted Average Amortization Period In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	10	$385	$(218)	$167
Customer relationships	18	36,163	(18,222)	17,941
Trademarks and trade names	16	7,801	(4,702)	3,099
Technology	13	35,772	(25,956)	9,816
		$80,121	$(49,098)	$31,023

The Company amortizes intangible assets over their useful lives, which range from 1 to 25 years, with a total weighted average amortization period of approximately 15 years as of September 30, 2022. Amortization expense was $1,599 and $1,462 for the three months ended September 30, 2022 and 2021, respectively, and was $4,454 and $4,397 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company’s gross carrying value of customer relationships and technology intangible assets were reduced by $5,448 and $471, respectively, and the net carrying amount of customer relationships and technology intangible assets were reduced by $2,869 and $7, respectively, as a result of the August 1, 2022 disposition of the Track Components business.

As of September 30, 2022, estimated amortization expense for the remainder of 2022 and thereafter was as follows:

Amortization Expense
Remainder of 2022	$1,603
2023	6,036
2024	5,042
2025	3,219
2026	2,630
2027 and thereafter	10,665
$29,195
Note 6. Accounts Receivable
The Company extends credit based upon an evaluation of the customer’s financial condition and, while collateral is not required, the Company periodically receives surety bonds that guarantee payment. Credit terms are consistent with industry standards and practices. The amounts of trade accounts receivable as of September 30, 2022 and December 31, 2021 have been reduced by an allowance for credit losses of $515 and $547, respectively. Changes in reserves for uncollectible accounts, which are recorded as part of “Selling and administrative expenses” within the Condensed Consolidated Statements of Operations, resulted in income of $40 and $145 for the three months ended September 30, 2022 and 2021, respectively, and expense of $171 and income of $127 for the nine months ended September 30, 2022 and 2021, respectively.

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

The following table sets forth the Company’s allowance for credit losses:

Allowance for Credit Losses
Balance as of December 31, 2021	$547
Current period provision	171
Write-off against allowance	(203)
Balance as of September 30, 2022	$515
Note 7. Inventory
Inventories as of September 30, 2022 and December 31, 2021 are summarized in the following table:

	September 30, 2022	December 31, 2021
Finished goods	$43,745	$23,822
Work-in-process	11,862	10,738
Raw materials	29,539	28,311
Inventories - net	$85,146	$62,871

Inventories of the Company are valued at average cost or net realizable value, whichever is lower.
Note 8. Property, Plant, and Equipment
Property, plant, and equipment as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Land	$5,256	$6,224
Improvements to land and leaseholds	20,762	15,416
Buildings	34,468	27,206
Machinery and equipment, including equipment under finance leases	122,935	112,021
Construction in progress	3,102	1,194
Gross property, plant, and equipment	186,523	162,061
Less accumulated depreciation and amortization, including accumulated amortization of finance leases	(102,566)	(103,839)
Property, plant, and equipment - net	$83,957	$58,222

Depreciation expense was $2,269 and $2,041 for the three months ended September 30, 2022 and 2021, respectively, and $6,083 and $6,049 for the nine months ended September 30, 2022 and 2021, respectively. The Company reviews its property, plant, and equipment for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The Company recognizes an impairment loss if it believes that the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. There were no impairments of property, plant, and equipment during the nine months ended September 30, 2022 and 2021.
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

The Company has operating and finance leases for manufacturing facilities, corporate offices, sales offices, vehicles, and certain equipment. As of September 30, 2022, the Company’s leases had remaining lease terms of 2 to 12 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 year.

The balance sheet components of the Company’s leases were as follows as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$12,701	$15,131
Other accrued liabilities	$2,700	$2,852
Long-term operating lease liabilities	10,001	12,279
Total operating lease liabilities	$12,701	$15,131
Finance leases
Property, plant, and equipment	$1,250	$1,162
Accumulated amortization	(1,094)	(1,011)
Property, plant, and equipment - net	$156	$151
Current maturities of long-term debt	$82	$98
Long-term debt	74	53
Total finance lease liabilities	$156	$151

The components of lease expense within the Company’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of finance leases	$44	$50	$119	$152
Interest on lease liabilities	7	19	20	61
Operating lease cost	706	706	2,188	2,042
Sublease income	(50)	(50)	(150)	(150)
Total lease cost	$707	$725	$2,177	$2,105

The cash flow components of the Company’s leases were as follows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$(2,568)	$(2,462)
Financing cash flows related to finance leases	(110)	(166)
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$377

The weighted-average remaining lease term (in years) and discount rate related to the operating leases were as follows as of the dates presented:

	September 30,
	2022	2021
Operating lease weighted-average remaining lease term	5	7
Operating lease weighted-average discount rate	5.2%	5.2%
Finance lease weighted-average remaining lease term	1	1
Finance lease weighted-average discount rate	4%	4.2%

As of September 30, 2022, estimated annual maturities of lease liabilities remaining for the year ending December 31, 2022 and thereafter were as follows:

	Operating Leases	Finance Leases
Remainder of 2022	$845	$32
2023	3,234	77
2024	2,900	41
2025	2,351	20
2026	2,147	9
2027 and thereafter	3,092	—
Total undiscounted lease payments	14,569	179
Interest	(1,868)	(23)
Total	$12,701	$156
Note 10. Long-Term Debt and Related Matters
Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
Revolving credit facility	$98,763	$31,100
Finance leases and financing agreements	156	151
Total	98,919	31,251
Less current maturities	(82)	(98)
Long-term portion	$98,837	$31,153

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

On August 12, 2022, the Company amended its Credit Agreement to obtain approval for the VanHooseCo acquisition and temporarily modify certain financial covenants to accommodate the transaction. The Second Amendment permitted the Company to acquire the operating assets of VanHooseCo and modified the Maximum Gross Leverage Ratio covenant through June 30, 2023 to accommodate the transaction. The Second Amendment also added an additional tier to the pricing grid and provided for the conversion from LIBOR-based to SOFR-based borrowings.

As of September 30, 2022, the Company was in compliance with the covenants in the Credit Agreement, as amended. As of September 30, 2022, the Company had outstanding letters of credit of approximately $564 and had net available borrowing capacity of $30,673, subject to covenant restrictions. The maturity date of the facility is August 13, 2026.
Note 11. Earnings Per Common Share
(Share amounts in thousands)

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for basic and diluted (loss) earnings per common share:
Net (loss) income from continuing operations	$(2,105)	$2,240	$(1,715)	$3,824
Income from discontinued operations	—	72	—	72
Net (loss) income	$(2,105)	$2,312	$(1,715)	$3,896
Denominator:
Weighted average shares outstanding	10,731	10,642	10,710	10,615
Denominator for basic loss per common share	10,731	10,642	10,710	10,615
Effect of dilutive securities:
Stock compensation plans	—	122	—	129
Dilutive potential common shares	—	122	—	129
Denominator for diluted (loss) income per common share - adjusted weighted average shares outstanding	10,731	10,764	10,710	10,744
Continuing operations	$(0.20)	$0.21	$(0.16)	$0.36
Discontinued operations	—	0.01	—	0.01
Basic (loss) earnings per common share	$(0.20)	$0.22	$(0.16)	$0.37
Continuing operations	$(0.20)	$0.21	$(0.16)	$0.36
Discontinued operations	—	0.01	—	0.01
Diluted (loss) earnings per common share	$(0.20)	$0.22	$(0.16)	$0.37

There were 109 and 108 anti-dilutive shares for the three and nine months ended September 30, 2022, respectively, excluded from the calculation.
Note 12. Income Taxes
For the three months ended September 30, 2022 and 2021, the Company recorded an income tax benefit of $176 and expense of $676, respectively, on pre-tax losses of $2,281 and pre-tax income of $2,916, respectively, for an effective income tax rate of 7.7% and 23.2%, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded an income tax expense of $137 and $1,494, respectively, on pre-tax losses of $1,578 and pre-tax income of $5,318, respectively, for an effective income tax rate of 8.7% and 28.1%, respectively. The Company's provision for income taxes for the three- and nine-month periods ended September 30, 2022 included a discrete income tax expense of $330 for a change in our permanent reinvestment assertion with respect to the undistributed earnings in Canada, as a result of the divestiture of our Track Components business located in St-Jean-sur-Richelieu, Quebec, Canada. In addition to the impact of the discrete items, the Company’s effective tax rate for the three and nine months ended September 30, 2022 and 2021 differs from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, research tax credits and withholding taxes on excess cash available for repatriation from foreign affiliates. Changes in pre-tax income projections, combined with the seasonal nature of our businesses, could also impact the effective income tax rate.
Note 13. Stock-Based Compensation
The Company applies the provisions of the FASB’s Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation,” to account for the Company’s stock-based compensation. Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized over the employees’ requisite service periods. The Company recorded stock-based compensation expense related to restricted stock awards and performance share units of $387 and $587 for the three months ended September 30, 2022 and 2021, respectively, and $1,570 and $1,800 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, unrecognized compensation expense for unvested awards approximated $3,254. The Company expects to recognize this expense over the upcoming 3.4 years through March 2026.

Shares issued as a result of vested stock-based compensation awards generally will be from previously issued shares that have been reacquired by the Company and held as treasury stock or authorized and previously unissued common stock.

Restricted Stock Awards, Performance Share Units, and Performance-Based Stock Awards
Under the 2022 Equity and Incentive Compensation Plan, predecessor to the 2006 Omnibus Plan, the Company grants eligible employees restricted stock and performance share units. The forfeitable restricted stock awards granted generally time-vest ratably over a three-year period, unless indicated otherwise by the underlying restricted stock award agreement. Since May 2018, awards of restricted stock have been subject to a minimum one-year vesting period, including those granted to non-employee directors. Performance share units are offered annually under separate three-year long-term incentive programs. Performance share units are subject to forfeiture and will be converted into common stock of the Company based upon the Company’s performance relative to performance measures and conversion multiples, as defined in the underlying program. If the Company’s estimate of the number of performance share units expected to vest changes in a subsequent accounting period, cumulative compensation expense could increase or decrease. The change will be recognized in the current period for the vested shares and would change future expense over the remaining vesting period.

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

The following table summarizes the restricted stock awards, deferred stock units, and performance share units activity for the nine months ended September 30, 2022:

	Restricted Stock	Deferred Stock Units	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	135,704	74,950	116,571	$19.75
Granted	125,582	5,730	110,600	14.88
Vested	(75,153)	—	(13,095)	17.98
Adjustment for incentive awards expected to vest	—	—	(105,598)	16.67
Cancelled and forfeited	(500)	—	—	18.57
Outstanding as of September 30, 2022	185,633	80,680	108,478	$17.70
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

SOFR-based interest rate swaps - To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into forward-starting SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000 effective August 12, 2022 and August 31, 2022, respectively. The fair value of the interest rate swaps are based on market-observable forward interest rates and represents the estimated amount that the Company would pay to terminate the agreements. As such, the swap agreements are classified as Level 2 within the fair value hierarchy. As of September 30, 2022 and December 31, 2021, the interest rate swaps were recorded in “Other current assets” when the interest rate swaps’ fair market value are in an asset position, and "Other accrued liabilities" when in a liability position within our Condensed Consolidated Balance Sheets.

	Fair Value Measurements at Reporting Date				Fair Value Measurements at Reporting Date
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term deposits	$17	$17	$—	$—	$18	$18	$—	$—
Interest rate swaps	1,960	—	1,960	—	175	—	175	—
Total assets	$1,977	$17	$1,960	$—	$193	$18	$175	$—
Interest rate swaps	$—	$—	$—	$—	$159	$—	$159	$—
Total liabilities	$—	$—	$—	$—	$159	$—	$159	$—

The $20,000 interest rate swap agreements that became effective August 2022 are accounted for as cash flow hedges and the objective of the hedges is to offset the expected interest variability on payments associated with the interest rate on our debt. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheets and included in “Interest expense - net” in our Condensed Consolidated Statements of Operations as the interest expense from our debt is recognized.

The Company accounted for the $50,000 of interest rate swaps that became effective February 2017 as cash flow hedges. In the third quarter of 2020, the Company dedesignated the cash flow hedges and accounted for the $50,000 interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. In connection with this dedesignation, the Company froze the balances recorded in “Accumulated other comprehensive loss” at June 30, 2020 and reclassifies balances to earnings as the underlying physical transactions occur, unless it is no longer probable that the physical transaction will occur at which time the related gains deferred in Other Comprehensive Income will be immediately recorded in earnings. The gains and losses related to the interest rate swaps are reclassified from “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and included in “Interest expense - net” in the Condensed Consolidated Statements of Operations as the interest expense from the Company’s debt is recognized. These interest rate swaps expired February 2022.

For the three months ended September 30, 2021, the Company recognized interest expense of $244 from interest rate swaps. For the nine months ended September 30, 2022 and 2021, the Company recognized interest expense of $78 and $724, respectively, from interest rate swaps.

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

The Company maintains one defined contribution plan for its employees in Canada. The Company also maintains two defined contribution plans and one defined benefit plan for its employees in the United Kingdom.

United States Defined Benefit Plan
Net periodic pension costs for the United States defined benefit pension plan for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest cost	$49	$43	$146	$129
Expected return on plan assets	(66)	(62)	(198)	(185)
Recognized net actuarial loss	18	25	53	74
Net periodic pension cost	$1	$6	$1	$18

The Company has made contributions to its United States defined benefit pension plan of $345 during the nine months ended September 30, 2022 and expects to make total contributions of $460 during 2022.

United Kingdom Defined Benefit Plan
Net periodic pension costs for the United Kingdom defined benefit pension plan for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest cost	$42	$28	$126	$84
Expected return on plan assets	(74)	(65)	(222)	(195)
Amortization of prior service costs and transition amount	6	7	18	21
Recognized net actuarial loss	38	83	114	249
Net periodic pension cost	$12	$53	$36	$159

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. For the nine months ended September 30, 2022, the Company contributed approximately $226 to the plan. The Company anticipates total contributions of approximately $302 to the United Kingdom pension plan during 2022.

Defined Contribution Plans
The Company sponsors five defined contribution plans for hourly and salaried employees across its domestic and international facilities. The following table summarizes the expense associated with the contributions made to these plans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$441	$400	$1,136	$1,172
Canada	83	33	143	119
United Kingdom	588	131	588	386
	$1,112	$564	$1,867	$1,677
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

The following table sets forth the Company’s product warranty accrual:

Warranty Liability
Balance as of December 31, 2021	$1,042
Additions to warranty liability	80
Warranty liability utilized	(366)
Balance as of September 30, 2022	$756

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

The expected payments under the UPRR Settlement Agreement for the remainder of the year ending December 31, 2022 and thereafter are as follows:

Year Ending December 31,
Remainder of 2022	$4,000
2023	8,000
2024	8,000
Total	$20,000

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

As of September 30, 2022 and December 31, 2021, the Company maintained environmental reserves approximating $2,470 and $2,519, respectively. The following table sets forth the Company’s environmental obligation:

Environmental liability
Balance as of December 31, 2021	$2,519
Environmental obligations utilized	(49)
Balance as of September 30, 2022	$2,470

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Legal actions are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened legal actions. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal actions, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of September 30, 2022.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of September 30, 2022, no such disclosures were considered necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Forward-looking statements provide management’s current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Sentences containing words such as “believe,” “intend,” “plan,” “may,” “expect,” “should,” “could,” “anticipate,” “estimate,” “predict,” “project,” or their negatives, or other similar expressions of a future or forward-looking nature generally should be considered forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are based on management’s current expectations and assumptions about future events that involve inherent risks and uncertainties and may concern, among other things, the Company’s expectations relating to our strategy, goals, projections, and plans regarding our financial position, liquidity, capital resources, and results of operations and decisions regarding our strategic growth initiatives, market position, and product development. While the Company considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks and uncertainties, most of which are difficult to predict and many of which are beyond the Company’s control. The Company cautions readers that various factors could cause the actual results of the Company to differ materially from those indicated by forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Among the factors that could cause the actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties related to: the COVID-19 pandemic, and any future global health crises, and the related social, regulatory, and economic impacts and the response thereto by the Company, our employees, our customers, and national, state, or local governments; volatility in the prices of oil and natural gas and the related impact on the midstream energy markets, which could result in cost mitigation actions, including shutdowns or furlough periods; a continuation or worsening of the adverse economic conditions in the markets we serve, including recession, whether as a result of the current COVID-19 pandemic or otherwise, including its impact on labor markets, supply chains, and other inflationary costs, travel and demand for oil and gas, the continued volatility in the prices for oil and gas, governmental travel restrictions, project delays, and budget shortfalls, or otherwise; volatility in the global capital markets, including interest rate fluctuations, which could adversely affect our ability to access the capital markets on terms that are favorable to us; restrictions on our ability to draw on our credit agreement, including as a result of any future inability to comply with restrictive covenants contained therein; a continuing decrease in freight or transit rail traffic, including as a result of the ongoing COVID-19 pandemic, strikes, or labor stoppages; environmental matters, including any costs associated with any remediation and monitoring of such matters; the risk of doing business in international markets, including compliance with anti-corruption and bribery laws, foreign currency fluctuations and inflation, and trade restrictions or embargoes; our ability to effectuate our strategy, including cost reduction initiatives, and our ability to effectively integrate acquired businesses or to divest businesses, such as the recent disposition of the Piling business and Track Components business, and acquisitions of the Skratch Enterprises Ltd., Intelligent Video Ltd., and VanHooseCo Precast LLC businesses and to realize anticipated benefits; costs of and impacts associated with shareholder activism; continued customer restrictions regarding the on-site presence of third party providers due to the COVID-19 pandemic; the timeliness and availability of materials from our major suppliers, including any continuation or worsening of the disruptions in the supply chain experienced as a result of the COVID-19 pandemic, as well as the impact on our access to supplies of customer preferences as to the origin of such supplies, such as customers’ concerns about conflict minerals; labor disputes; cyber-security risks such as data security breaches, malware, ransomware, “hacking,” and identity theft, which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses, or an adverse effect to our reputation; the continuing effectiveness of our ongoing implementation of an enterprise resource planning system; changes in current accounting estimates and their ultimate outcomes; the adequacy of internal and external sources of funds to meet financing needs, including our ability to negotiate any additional necessary amendments to our credit agreement or the terms of any new credit agreement, and reforms regarding the use of LIBOR as a benchmark for establishing applicable interest rates; the Company’s ability to manage its working capital requirements and indebtedness; domestic and international taxes, including estimates that may impact taxes; domestic and foreign government regulations, including tariffs; economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union; geopolitical conditions, including the conflict in Ukraine; a lack of state or federal funding for new infrastructure projects; an increase in manufacturing or material costs; the loss of future revenues from current customers; and risks inherent in litigation and the outcome of litigation and product warranty claims. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, actual outcomes could vary materially from those indicated. Significant risks and uncertainties that may affect the operations, performance, and results of the Company’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors,” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, or as updated and/or amended by our other current or periodic filings with the Securities and Exchange Commission.
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

On August 12, 2022, the Company acquired the operating assets of VanHooseCo Precast LLC (“VanHooseCo”), a privately-held business headquartered in Loudon, Tennessee specializing in precast concrete walls, water management products, and traditional precast products for the industrial, commercial and residential infrastructure markets for $52,203 net of cash acquired, at closing, subject to the finalization of net working capital adjustments. VanHooseCo has been included in the Company’s Precast Concrete Products segment.

On June 21, 2022, the Company acquired the stock of Skratch Enterprises Ltd. (“Skratch”) for $7,402, which is inclusive of deferred payments withheld by the Company of $1,228, to be paid over the next five years or utilized to satisfy post-closing working capital adjustments or indemnity claims under the purchase agreement. Skratch is an industry leader in digital system integration with expertise in advanced digital display technologies and capabilities currently serving retail markets in the U.K. Skratch is reported within the Technology Services and Solutions business unit in the Rail, Technologies, and Services segment.

On August 1, 2022, the Company divested the assets of its rail spikes and anchors track components business (“Track Components”) located in St-Jean-sur-Richelieu, Quebec, Canada. Cash proceeds from the transaction were $7,795, subject to indemnification obligations and working capital adjustments and a loss on sale of $447 was recorded in “Other expense (income) - net.” The Track Components business was reported in the Rail Products business unit within the Rail, Technologies, and Services segment. On September 24, 2021, the Company executed the sale of its Piling Products (“Piling”) division for $23,902 in total proceeds. The sale included substantially all inventory held by the Company associated with the division. The Piling Products division is included in the Fabricated Steel business unit within the legacy Infrastructure Solutions segment.

Net sales for the third quarter of 2022 were $130,015, essentially unchanged versus the prior year quarter. However, net sales increased 8.7% organically and 5.5% from acquisitions, which was offset by a 14.3% decrease from divestitures. Sales activity includes a 4.6% increase in the Rail, Technologies, and Services segment, a 60.6% increase in the Precast Concrete Product segment, and a 37.6% decrease in the Steel Products and Measurement segment.

Gross profit for the three months ended September 30, 2022 was $23,096, an $821 increase, or 3.7%, from the prior year quarter. The increase in reported gross profit was driven primarily by the Precast Concrete Product segment, which increased by $2,929, or 107.8%, due in part to the VanHooseCo acquisition as well as improved margins in the legacy Precast Concrete Products business. Partially offsetting the increase was a decline in gross profit in the Steel Products and Measurement segment of $1,556 due to the Piling divestiture, as well as a more modest decline of $552 in Rail, Technologies, and Services. Gross profit in the quarter included a $3,956 million adverse impact associated with the settlement of certain long-term commercial contracts related to the multi-year Crossrail project in the Company’s Technology Services and Solutions business in the United Kingdom. This settlement also reduced net sales for the Rail, Technologies, and Services segment by $3,956. Consolidated gross profit margin increased by 70 basis points to 17.8% when compared to the prior year quarter, with the increase attributable to the Precast Concrete Product segment, which was up 450 bps compared to the prior year period due to the VanHooseCo acquisition as well as improved margins in the legacy Precast Concrete Products business, and the Steel Products and Measurement segment which had a margin increase of 230 bps over the prior year quarter due to the sale of the lower margin Piling business. The Rail, Technologies, and Services segment margin decreased by 150 bps during the current quarter due to the impact of the Crossrail settlement as well as higher sales in the lower margin Rail Products line of business.

Selling and administrative expenses for the three months ended September 30, 2022 increased by $2,562, or 12.8%, from the prior year, primarily driven by a $1,443 increase in expenses associated with the Company's ongoing strategic transformation activities, including costs associated with the Company’s acquisition and divestiture activity, and an increase in salary and incentive costs. Selling and administrative expenses as a percent of net sales were 17.4% versus 15.4% in the prior year quarter, a 200 basis point increase.

Other expense - net for the three months ended September 30, 2022 was $168 while other income - net was $2,880 in the prior year quarter, the change was due almost entirely to the loss of $447 on the sale of Track Components in the current year quarter compared to the gain on the sale of the Piling business of $2,741 in the prior year quarter.

The Company’s effective income tax rate for the three months ended September 30, 2022 was 7.7%, compared to 23.2% in the prior year quarter. The Company’s provision for income taxes for the quarter ended September 30, 2022 included a discrete income tax expense of $330 for a change in our permanent reinvestment assertion with respect to the undistributed earnings in Canada, as a result of the divestiture of our Track Components business located in St-Jean-sur-Richelieu, Quebec, Canada. The Company’s effective income tax rate for the quarter ended September 30, 2022 differed from the federal statutory rate of 21% primarily due to state income taxes, nondeductible expenses, research tax credits and withholding taxes on excess cash available for repatriation from foreign affiliates.

Net loss for the three months ended September 30, 2022 attributable to L.B. Foster Company was $2,077, or $0.20 per diluted share, a decrease of $4,419, or $0.42 per diluted share, from the prior year quarter. The decrease was primarily driven a $3,956 expense associated with the settlement of certain long-term commercial contracts related to the Crossrail project and by non-routine costs of $1,443 associated with the Company's acquisition and divestiture activity, as part of its overall portfolio transformation strategy. The prior year net income also benefited from the gain on the sale of the Piling business, which was $2,741.

The Company’s consolidated backlog(a) was $272,777 as of September 30, 2022, an increase of $41,051, or 17.7%, from the prior year. The Precast Concrete Product and Steel Products and Measurement segments reported a $17,048 and $24,954 backlog increase versus the prior year quarter, respectively, while the Rail, Technologies, and Services segment reported a decrease of $951 versus the prior year quarter. New order levels(a) for three months ended September 30, 2022 decreased by $1,592, or 1.1%, from the prior year quarter. New orders increased 5.0% organically and 5.6% from acquisitions, offset by a 11.7% decrease from divestitures.

While the present inflationary environment in labor and raw materials continues to pressure margins across the business, the Company has realized some benefit from cost and pricing mitigation actions taken, as evidenced in the Company's third quarter results. These mitigation efforts, along with the Company's portfolio transformation activities, drove the 70 basis point increase in margins from the prior year period, despite the $3,956 million unfavorable impact on gross profit levels due to the Crossrail adjustment. The Company continues to prioritize growth and margin improvement as well as its strategic transformation into a technology-focused, high growth infrastructure solutions provider, as evidenced from the acquisition of VanHooseCo and the divestiture of the Company’s Track Components business that were completed during the quarter. The additional flexibility and capacity resulting from the amendments to the Company’s credit agreement completed in 2021 and 2022 also provides the resources needed to fund operations and execute on any additional organic or acquisitive growth opportunities through the balance of 2022 and beyond.

As recessionary market conditions persist and are in some ways expanding, these conditions may impact demand for the Company’s offerings. However, the Company expects that many of its businesses will continue to directly benefit from infrastructure investment activity, including funding benefits from U.S. Infrastructure Investment and Jobs Act passed in November 2021. The Company is maintaining its optimistic outlook regarding longer-term trends in the North American freight and transit markets given supply chain and transportation needs coupled with expected government-subsidized investment.
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

Results of the Quarter

	Three Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended September 30,
	2022	2021	2022 vs. 2021	2022	2021
Net Sales:
Rail, Technologies, and Services	$77,350	$73,942	4.6%	59.5%	56.9%
Precast Concrete Products	28,856	17,972	60.6	22.2	13.8
Steel Products and Measurement	23,809	38,139	(37.6)	18.3	29.3
Total net sales	$130,015	$130,053	0.0%	100.0%	100.0%

	Three Months Ended September 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Three Months Ended September 30,
	2022	2021	2022 vs. 2021	2022	2021
Gross Profit:
Rail, Technologies, and Services	$13,376	$13,928	(4.0%)	17.3%	18.8%
Precast Concrete Products	5,647	2,718	107.8	19.6	15.1
Steel Products and Measurement	4,074	5,630	(27.6)	17.1	14.8
Total gross profit	$23,097	$22,276	3.7%	17.8%	17.1%

	Three Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Three Months Ended September 30,
	2022	2021	2022 vs. 2021	2022	2021
Expenses:
Selling and administrative expenses	$22,618	$20,056	12.8%	17.4%	15.4%
Amortization expense	1,599	1,462	9.4	1.2	1.1
Operating (loss) profit	(1,120)	758	(247.8)	(0.9)	0.6
Interest expense - net	993	722	37.5	0.8	0.6
Other expense (income) - net	168	(2,880)	105.8	0.1	(2.2)
(Loss) income before income taxes	(2,281)	2,916	(178.2)	(1.8)	2.2
Income tax (benefit) expense	(176)	676	(126.0)	(0.1)	0.5
Net (loss) income	$(2,105)	$2,240	(194.0%)	(1.6%)	1.7%
Net loss attributable to noncontrolling interest	(28)	(30)	6.7	(0.0)	(0.0)
Net (loss) income attributable to L.B. Foster Company	$(2,077)	$2,270	(191.5%)	(1.6%)	1.7%

Results of Operations - Segment Analysis

Rail, Technologies, and Services

	Three Months Ended September 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$77,350	$73,942	$3,408	4.6%
Gross profit	$13,376	$13,928	$(552)	(4.0%)
Gross profit percentage	17.3%	18.8%	(1.5%)	(8.2%)
Segment operating profit	$539	$3,091	$(2,552)	(82.6%)
Segment operating profit percentage	0.7%	4.2%	(3.5%)	(83.3%)

Third Quarter 2022 Compared to Third Quarter 2021
On August 1, 2022, the Company divested the assets of its Track Components business. Cash proceeds from the transaction were $7,795, subject to indemnification obligations and working capital adjustments.

The Rail, Technologies, and Services segment sales for the three months ended September 30, 2022 increased by $3,408, or 4.6%, compared to the prior year quarter. The Rail Products business unit increased by $7,140, or 14.8%, and the Global Friction Management business unit increased by $1,428, or 11.7%, offsetting a sales decrease in the Technology Services and Solutions business unit of $5,160, or 38.7%, compared to the prior year quarter. The increase in the Rail Products business unit was driven by timing of customer order fulfillment versus the prior year quarter, which was partially offset by the impact of the Track Components divestiture. The sales decrease in the Technology Services and Solutions business unit was driven by an unfavorable settlement adjustment of $3,956 for certain long-term commercial contracts related to the multi-year Crossrail project along with foreign currency-related headwinds.

The Rail, Technologies, and Services segment gross profit decreased by $552, or 4.0%, from the prior year quarter. The decrease was driven by the $3,956 Crossrail settlement impact on Technology Services and Solutions gross profit, which was offset by increases in Rail Products and Global Friction Management commensurate with higher sales levels. Segment gross profit margins decreased by 150 basis points as a result of stronger sales in the lower margin Rail Products business unit, as well as the Crossrail settlement impact. Operating profit was $539, a $2,552 decrease over the prior year quarter, due primarily to lower overall gross profit levels and higher selling and administrative expenses stemming from increased salary, incentive, travel, and advertising costs.

During the current quarter, the Rail, Technologies, and Services segment had a decrease in new orders of $27,447, or 32.7%, compared to the prior year period. The decrease is due primarily to differences in customer order timing in the Rail Distribution business, as well as an impact of $3,079 due to the Track Components divestiture. Backlog as of September 30, 2022 was $108,864, a decrease of $951, or 0.9%, versus the prior quarter, $1,792 of which is related to the divested Track Components division.

Precast Concrete Products

	Three Months Ended September 30,		Increase	Percent Increase
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$28,856	$17,972	$10,884	60.6%
Gross profit	$5,647	$2,718	$2,929	107.8%
Gross profit percentage	19.6%	15.1%	4.5%	29.4%
Segment operating profit	$1,245	$144	$1,101	**
Segment operating profit percentage	4.3%	0.8%	3.5%	**
** Results of the calculation are not considered meaningful for presentation purposes.

Third Quarter 2022 Compared to Third Quarter 2021
On August 12, 2022, the Company acquired the operating assets of VanHooseCo for $52,540. VanHooseCo reported sales of $6,353, gross profit of $1,309 and operating profit of $397, which are included in the Precast Concrete Products results for the three months ended September 30, 2022.

The Precast Concrete Products segment sales for the three months ended September 30, 2022 increased by $10,884, or 60.6%, compared to the prior year quarter, which is the result of the VanHooseCo acquisition and a continued reflection of the strong demand environment in the southern United States markets served.

Precast Concrete Products gross profit increased by $2,929, or 107.8%, from the prior year quarter. The increase is partially attributable to the VanHooseCo acquisition as well as higher overall sales volumes and stronger margins from the legacy precast business. During the quarter, VanHooseCo gross profit was subject to an expense of $851 from a purchase accounting adjustment related to the acquired inventory, partially diluting the uplift on gross profit from the acquisition. Segment gross profit margin increased by 450 bps for the third quarter of 2022. Operating profit for the third quarter of 2022 increased by $1,101 when compared to the operating profit in the prior year quarter, due to higher gross profit levels, which were partially offset by selling and administrative costs associated with the VanHooseCo transaction.

During the quarter, the Precast Concrete Products segment had an increase in new orders of 31.3% compared to the prior year quarter due to the VanHooseCo acquisition. Backlog as of September 30, 2022 was $86,612, an increase of $17,048, or 24.5%, from September 30, 2021, remaining at historically high levels, due in part to a $14,366 increase from VanHooseCo.

Steel Products and Measurement

	Three Months Ended September 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$23,809	$38,139	$(14,330)	(37.6)%
Gross profit	$4,074	$5,630	$(1,556)	(27.6)%
Gross profit percentage	17.1%	14.8%	2.3%	15.9%
Segment operating profit (loss)	$303	$(27)	$330	**
Segment operating profit (loss) percentage	1.3%	(0.1)%	1.4%	**
** Results of the calculation are not considered meaningful for presentation purposes.

Third Quarter 2022 Compared to Third Quarter 2021
The Steel Products and Measurement segment sales for the three months ended September 30, 2022 decreased by $14,330, or 37.6%, compared to the prior year quarter. The decrease in sales for the third quarter of 2022 was attributable to the $16,313 decline in year over year sales from the Piling Products division, which was divested in September of 2021. The decline was partially offset by an increase in Fabricated Steel Products, excluding the divested Piling Products division, of $1,102 and an increase of $881 in the Coatings and Measurement business unit.

Steel Products and Measurement gross profit decreased by $1,556, or 27.6%, from the prior year quarter, due to lower sales volume associated with the sale of the Piling Products business. The gross profit margin increased 230 basis points to 17.1%, as a result of a more favorable mix in 2022 due to the sale of the lower margin Piling Products business. The segment operating profit was $303, a $330 increase from the prior year quarter. Selling and administrative expenses incurred by the segment decreased by $1,936 compared to the prior year quarter, primarily attributable to expenses associated with the Piling Products divestiture in 2021.

During the quarter, the Steel Products and Measurement segment new orders increased by $18,542, or 58.8% compared to the prior year quarter, due to a $32,763 increase in Coatings and Measurement, driven primarily by a large order in the Company’s line pipe coating facility in Birmingham, AL, to support a carbon capture and sequestration pipeline project. This increase was offset by a $13,237 decrease in orders due to the sale of the Piling division in the prior year period. Backlog as of September 30, 2022 was $77,301, an increase of $24,954, or 47.7%, from September 30, 2021, driven by the order increase in Coatings and Measurement business unit, which was partially offset by a decrease in Fabricated Steel Products business unit, including reductions due to the Piling divestiture.

Nine Month Results

	Nine Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Nine Months Ended September 30,
	2022	2021	2022 vs. 2021	2022	2021
Net Sales:
Rail, Technologies, and Services	$222,857	$228,956	(2.7)%	61.9%	57.1%
Precast Concrete Products	67,477	50,723	33.0	18.7	12.7
Steel Products and Measurement	69,990	120,976	(42.1)	19.4	30.2
Total net sales	$360,324	$400,655	(10.1)%	100.0%	100.0%

	Nine Months Ended September 30,		Percent Increase/ (Decrease)	Gross Profit Percentage Nine Months Ended September 30,
	2022	2021	2022 vs. 2021	2022	2021
Gross Profit:
Rail, Technologies, and Services	$41,564	$43,393	(4.2)%	18.7%	19.0%
Precast Concrete Products	11,439	9,127	25.3	17.0	18.0
Steel Products and Measurement	9,834	14,747	(33.3)	14.1	12.2
Total gross profit	$62,837	$67,267	(6.6)%	17.4%	16.8%

	Nine Months Ended September 30,		Percent Increase/ (Decrease)	Percent of Total Net Sales Nine Months Ended September 30,
	2022	2021	2022 vs. 2021	2022	2021
Expenses:
Selling and administrative expenses	$59,310	$57,849	2.5%	16.5%	14.4%
Amortization expense	4,454	4,397	1.3	1.2	1.1
Operating profit (loss)	(927)	5,021	(118.5)	(0.3)	1.3
Interest expense - net	1,747	2,454	(28.8)	0.5	0.6
Other (income) expense - net	(1,096)	(2,751)	60.2	(0.3)	(0.7)
Income tax expense	137	1,494	(90.8)	0.0	0.4
Net (loss) income	$(1,715)	$3,824	(144.8)%	(0.5)%	1.0%
Net loss attributable to noncontrolling interest	(82)	(64)	28.1	(0.0)	(0.0)
Net (loss) income attributable to L.B. Foster Company	$(1,633)	$3,888	(142.0)%	(0.5)%	1.0%
Results of Operations - Segment Analysis
Rail, Technologies, and Services

	Nine Months Ended September 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$222,857	$228,956	$(6,099)	(2.7%)
Gross profit	$41,564	$43,393	$(1,829)	(4.2%)
Gross profit percentage	18.7%	19.0%	(0.3%)	(1.6%)
Segment operating profit	$5,576	$10,970	$(5,394)	(49.2%)
Segment operating profit percentage	2.5%	4.8%	(2.3%)	(47.8%)

First Nine Months 2022 Compared to First Nine Months 2021
On June 21, 2022, the Company entered into an agreement to purchase the stock of Skratch Enterprises Ltd. (“Skratch”) for $7,402. Skratch reported $856 in sales and $430 in gross profit within the Rail, Technologies, and Services nine months ended September 30, 2022 results. On August 1, 2022, the Company divested the assets of its Track Components business. Cash proceeds from the transaction were $7,795, subject to indemnification obligations and working capital adjustments.

The Rail, Technologies, and Services segment sales for the nine months ended September 30, 2022 decreased by $6,099, or 2.7%, compared to the prior year period. The decrease in sales was driven by the Rail Products business unit, which declined by $5,225, or 3.3%, and the Technology Services and Solutions business unit, which declined by $4,666 or 12.9%, offsetting sales increases in the Global Friction Management business unit of $3,792. The decrease in the Rail Products business unit was driven by the Track Components divestiture, accounting for $2,439 of the decline, as well as differences in customer order fulfillment timing between the periods. The decrease in the Technology Services and Solutions business unit is primarily attributable to the $3,956 adjustment from the customer settlement related to the Crossrail project, along with foreign currently-related headwinds. The sales increase in the Global Friction Management business unit is due to strength primarily in North American markets served.

The Rail, Technologies, and Services segment gross profit decreased by $1,829, or 4.2%, from the prior year quarter. Rail Products gross profit decreased by $750, commensurate with the sales volume decline, while Global Friction Management gross profit increased by $1,224, commensurate with the sales volume increase. Technology Services and Solutions gross profit decreased by $2,784, with the adverse impact of the Crossrail adjustment accounting for $3,956 of the decline, offsetting modest increases across the balance of the business unit. Segment gross profit margins decreased by 30 basis points, driven by the Crossrail adjustment impact on segment margins. Operating profit was $5,576, a $5,394 decrease over the prior year period, due in part to the decrease in gross profit and a $1,386 increase in selling and administrative expense.

During the current quarter, the Rail, Technologies, and Services segment had an increase in new orders of 7.8% compared to the prior year period, driven by improvements in all business units, despite the $4,434 decline in new orders due to the Track Components divestiture.

Precast Concrete Products

	Nine Months Ended September 30,		Increase/(Decrease)	Percent Increase/(Decrease)
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net sales	$67,477	$50,723	$16,754	33.0%
Gross profit	$11,439	$9,127	$2,312	25.3%
Gross profit percentage	17.0%	18.0%	(1.0)%	(5.8)%
Segment operating profit	$329	$1,175	$(846)	(72.0)%
Segment operating profit percentage	0.5%	2.3%	(1.8)%	(79.0)%

First Nine Months 2022 Compared to First Nine Months 2021
The Precast Concrete Products segment sales for the nine months ended September 30, 2022 increased by $16,754, or 33.0%, compared to the prior year period, which is primarily a result of the VanHooseCo acquisition and a continued reflection of the strong demand environment both in the southern and northeastern United States markets served.

Precast Concrete Products gross profit increased by $2,312, or 25.3%, from the prior year quarter, which is attributable to overall higher sales volumes, due in part to the VanHooseCo acquisition. However, VanHooseCo gross profit was subject to an expense of $851 from a temporary purchase accounting adjustment related to the acquired inventory, partially diluting the uplift on gross profit from the acquisition. Segment gross profit margin declined by 100 bps for the nine months ended September 30, 2022 versus the prior year period due to continued inflationary pressures and unfavorable building sales mix and, to a lesser extent, manufacturing inefficiencies due to supply chain disruption. Operating profit for the nine months ended September 30, 2022 of $329 reflects a $846 decline from the prior year period, due to increased salary, incentive, and travel costs.

During the quarter, the Precast Concrete Products segment had an increase in new orders of 3.1% compared to the prior year period, and an increase in backlog of 24.5% as of September 30, 2022 versus the prior year. New orders and backlog continue to remain strong given the robust demand environment in markets served.

Steel Products and Measurement

	Nine Months Ended September 30,		(Decrease)/Increase	Percent (Decrease)/Increase
	2022	2021	2022 vs. 2021	2022 vs. 2021
Net Sales	$69,990	$120,976	$(50,986)	(42.1)%
Gross profit	$9,834	$14,747	$(4,913)	(33.3)%
Gross profit percentage	14.1%	12.2%	1.9%	15.3%
Segment operating loss	$(1,083)	$(140)	$(943)	**
Segment operating loss percentage	(1.5)%	(0.1)%	(1.4)%	**
** Results of the calculation are not considered meaningful for presentation purposes.

First Nine Months 2022 Compared to First Nine Months 2021
The Steel Products and Measurement segment sales for the nine months ended September 30, 2022 decreased by $50,986, or 42.1%, compared to the prior year period, due entirely to the impact of the divested Piling Products business, which drove a sales decline of $59,208 versus the prior year period. The decline in sales was partially offset by sales increases in the balance of the business, in both Fabricated Steel Products, excluding Piling, and Coatings and Measurement.

Steel Products and Measurement gross profit decreased by $4,913, or 33.3%, from the prior year period, due to lower sales volumes associated with the Piling Products business and inflationary pressures. However, the gross profit margin for the segment increased 190 basis points to 14.1%, a result of a more favorable mix in 2022 given the divestiture of the lower margin Piling Products business. The segment loss was $1,083, an increased loss of $943 from the prior year period. The increase in segment loss was due to lower gross profit levels, partially offset by a $4,128 decline in selling and administrative expenses. The decline in selling and administrative expenses in 2022 is due to a reduction of expenses associated with the sale of the Piling business.

During the first nine months of 2022, the Steel Products and Measurement segment new orders decreased by $18,407, or 15.5% compared to the prior year period, driven by a $58,898 decline from the divested Piling Products division. This decrease was partially offset by an increase in both Fabricated Steel Products, excluding the divested Piling Products division, of $7,367, and an increase of $33,124 in Coatings and Measurement. Coatings and Measurement orders were favorably impacted by a large order in the Company’s line pipe coating facility in Birmingham, AL, to support a carbon capture and sequestration pipeline project.

Other
Segment Backlog
Total Company backlog is summarized by business segment in the following table for the periods indicated:

	September 30, 2022	December 31, 2021	September 30, 2021
Rail, Technologies, and Services	$108,864	$96,573	$109,815
Precast Concrete Products	86,612	68,636	69,564
Steel Products and Measurement	77,301	44,980	52,347
Total backlog	$272,777	$210,189	$231,726

Backlog levels as of September 30, 2021 in the above table includes $1,792 in the Rail, Technologies, and Services segment related to the divested Track Components division, and $1,961 in the Steel Products and Measurement segment related to the divested Piling Products division. Backlog levels as of December 31, 2021 in the above table includes $1,531 in the Rail, Technologies, and Services segment related to the divested Track Components division.

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

Liquidity and Capital Resources
The Company’s principal sources of liquidity are its existing cash and cash equivalents, cash generated by operations, and the available capacity under the revolving credit facility, which provides for a total commitment of up to $130,000. The Company’s primary needs for liquidity relate to working capital requirements for operations, capital expenditures, debt service obligations, payments related to the Union Pacific Railroad Settlement, and periodic acquisitions. The Company’s total debt was $98,919 and

$31,251 as of September 30, 2022 and December 31, 2021, respectively, and was primarily comprised of borrowings under its revolving credit facility.

The following table reflects available funding capacity, subject to covenant restrictions, as of September 30, 2022:

	September 30, 2022
Cash and cash equivalents		$4,943
Credit agreement:
Total availability under the credit agreement	130,000
Outstanding borrowings on revolving credit facility	(98,763)
Letters of credit outstanding	(564)
Net availability under the revolving credit facility		30,673
Total available funding capacity		$35,616

The Company’s cash flows are impacted from period to period by fluctuations in working capital. While the Company places an emphasis on working capital management in its operations, factors such as its contract mix, commercial terms, customer payment patterns, and market conditions as well as seasonality may impact its working capital. The Company regularly assesses its receivables and contract assets for collectability, and provides allowances for credit losses where appropriate. The Company believes that its reserves for credit losses are appropriate as of September 30, 2022, but adverse changes in the economic environment and adverse financial conditions of its customers resulting from, among other things, the COVID-19 pandemic, may impact certain of its customers’ ability to access capital and pay the Company for its products and services, as well as impact demand for its products and services.

The changes in cash and cash equivalents for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
Net cash used in continuing operating activities	$(18,836)	$(6,810)
Net cash (used in) provided by continuing investing activities	(54,061)	18,910
Net cash provided by (used in) continuing financing activities	68,568	(13,030)
Effect of exchange rate changes on cash and cash equivalents	(1,100)	24
Net cash used in discontinued operations	—	(253)
Net decrease in cash and cash equivalents	$(5,429)	$(1,159)

Cash Flow from Operating Activities
During the nine months ended September 30, 2022, cash flows used in operating activities were $18,836, compared to cash flows used in continuing operating activities of $6,810 during the prior year to date period. For the nine months ended September 30, 2022, the net income and adjustments to net income from continuing operating activities provided $9,134, compared to $13,880 in the 2021 period. Working capital and other assets and liabilities used $27,970 in the current period, compared to using $20,690 in the prior year period. The Company received $5,638 during the nine months ended September 30, 2022 associated with its federal income tax refund.

The Company’s calculation for days sales outstanding at September 30, 2022 and December 31, 2021 was 47 and 46 days, respectively, and the Company believes it has a high quality receivables portfolio.

Cash Flow from Investing Activities
Capital expenditures for the nine months ended September 30, 2022 and 2021 were $4,559 and $3,568, respectively. The current period expenditures primarily relate to the implementation of the enterprise resource planning system at additional Company divisions and general plant and operational improvements throughout the Company. Expenditures for the nine months ended September 30, 2021 primarily relate to the expansion of the Precast Concrete Products business line in Texas. On June 21, 2022, the Company entered into an agreement to purchase the stock of Skratch for $7,402, and on August 12, 2022, the Company entered into an agreement to purchase the operating assets of VanHooseCo for $52,203, which drove a cash outflow of $58,561 during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company received cash proceeds from the 2022 Track Components divestiture and final proceeds from the 2021 Piling Products divestiture totaling $8,800. During the nine months ended September 30, 2021, the Company received cash proceeds from the Piling divestiture of $22,707.

Cash Flow from Financing Activities
During the nine months ended September 30, 2022 and 2021, the Company had an increase in outstanding debt of $69,155 and a decrease of $12,519, respectively. The increase in debt for the nine months ended September 30, 2022 was due largely to the acquisition of VanHooseCo on August 12, 2022, as well as the acquisition of Skratch on June 21, 2022, and the funding working of capital and other assets and liabilities. The decrease in net debt for the 2021 period was primarily attributable to the utilization of excess cash generated through operating activities. Treasury stock acquisitions of $405 and $549 for the nine months ended September 30, 2022 and 2021, respectively, represent stock repurchases from employees to satisfy their income tax withholdings in connection with the vesting of stock awards.

Financial Condition
As of September 30, 2022, the Company had $4,943 in cash and cash equivalents. The Company’s cash management priority continues to be short-term maturities and the preservation of its principal balances. As of September 30, 2022, approximately $3,976 of the Company’s cash and cash equivalents were held in non-domestic bank accounts. The Company principally maintains its cash and cash equivalents in accounts held by major banks and financial institutions.

The Company’s principal uses of cash have been to fund its operations, including capital expenditures, acquisitions, and to service its indebtedness. The Company views its liquidity as being dependent on its results of operations, changes in working capital needs, and its borrowing capacity. As of September 30, 2022, its revolving credit facility had $30,673 of net availability, while the Company had $98,919 in total debt.

On August 13, 2021, the Company entered into the Credit Agreement, which increased the total commitments under the revolving credit facility to $130,000 from $115,000, extends the maturity from April 30, 2024 to August 13, 2026, and provides more favorable covenant terms. Borrowings under the Credit Agreement bear interest rates based upon either the base rate or LIBOR rate plus applicable margins. The Company believes that the combination of its cash and cash equivalents, cash generated from operations, and the capacity under its revolving credit facility should provide the Company with sufficient liquidity to provide the flexibility to operate the business in a prudent manner and enable the Company to continue to service its outstanding debt. On August 12, 2022, the Company amended its Credit Agreement to obtain approval for the VanHooseCo acquisition and temporarily modify certain financial covenants to accommodate the transaction. The Second Amendment permitted the Company to acquire the operating assets of VanHooseCo and modified the maximum gross leverage ratio covenant through June 30, 2023 to accommodate the transaction. The Second Amendment also added an additional tier to the pricing grid and provided for the conversion from LIBOR-based to SOFR-based borrowings. For a discussion of the terms and availability of the credit facilities, please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

To reduce the impact of interest rate changes on outstanding variable-rate debt, the Company amended and entered into forward starting SOFR-based interest rate swaps with notional values totaling $20,000 and $20,000, effective August 12, 2022 and August 31, 2022, respectively, at which point they effectively converted a portion of the debt from variable to fixed-rate borrowings during the term of the swap contract. During 2020, the Company designated its cash flow hedges and accounted for the $50,000 tranche of interest rate swaps on a mark-to-market basis with changes in fair value recorded in current period earnings. During February 2022, the $50,000 tranche of interest rate swaps expired. As of September 30, 2022 the swap asset was $1,960 and as of December 31, 2021 the swap asset and liability were $175 and $159, respectively.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
L.B. Foster Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer, chief financial officer, or person performing such functions, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes to our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2022, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s purchases of equity securities for the three months ended September 30, 2022 were as follows:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2022 - July 31, 2022	—	$—	—	$—
August 1, 2022 - August 31, 2022	—	—	—	—
September 1, 2022 - September 30, 2022	416	9.74	—	—
Total	416	$9.74	—	$—

1.Reflects shares withheld by the Company to pay taxes upon vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
This item is not applicable to the Company.
Item 5. Other Information
None.

Item 6. Exhibits
See Exhibit Index below.

Exhibit Index

Exhibit Number	Description
2.1
Asset Purchase Agreement dated August 12, 2022 between VanHooseCo Precast, LLC and CXT Incorporated is incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K/A, File No. 0-10436,filed on August 18, 2022.

10.1
Second Amendment dated August 12, 2022 to the Fourth Amended and Restated Credit Agreement dated August 13, 2021, between Registrant and PNC Bank, Citizens Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A., and BMO Harris Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A, File No. 0-10436, filed on August 18, 2022.

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

L.B. FOSTER COMPANY
(Registrant)

Date:	November 8, 2022	By: /s/ William M. Thalman
William M. Thalman
Senior Vice President
and Chief Financial Officer
(Duly Authorized Officer of Registrant)